Form 10QSB
period 1999-10-31
PARAMOUNT SERVICES CORP
filed 1999-12-14
CIK 1086745

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


-------------------------------------------------------------------------------

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period ended October 31, 1999


[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to ___________ .

Commission File Number: _________

-------------------------------------------------------------------------------

                            Paramount Services Corp.

               formerly Internet International Communications Ltd.

        (Exact name of small business issuer as specified in its charter)

-------------------------------------------------------------------------------


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,249,000 shares of Common Stock

                          PART I: FINANCIAL INFORMATION

To simplify the language in this document, Paramount Services Corp. is referred to as "We" or the "Company".

                          Item 1. Financial Statements











                            Paramount Services Corp.
                        (a development stage enterprise)
                              Financial Statements
                      October 31, 1999 and October 31, 1998
                (Unaudited - See Accountants' Compilation Report)

                         ACCOUNTANTS' COMPILATION REPORT




We have compiled the accompanying balance sheet of Paramount Services Corp. as of October 31, 1999 and the statements of operations for the six-month and three-month periods ended October 31, 1999 and October 31, 1998 and the statements of cash flows for the six-month periods ended October 31, 1999 and October 31, 1998 in accordance with Statements on Standards for Accounting and Review services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and accordingly, do not express an opinion or any form of assurance on them.





                                                 N.I. Cameron Inc. (signed)
VANCOUVER, B.C.                                  CHARTERED ACCOUNTANTS
December 6, 1999

                            Paramount Services Corp.
                        (a development stage enterprise)
                                  Balance Sheet
                             As at October 31, 1999
                (Unaudited - See Accountants' Compilation Report)

                                     ASSETS


CURRENT
     Cash                                                                           $       929
                                                                                    -----------


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
     Accounts payable                                                               $       900
     Due to related party                                                                19,387
                                                                                    -----------
                                                                                         20,287
                                                                                    -----------

STOCKHOLDERS' DEFICIT
     Share capital
         Authorized:
              30,000,000 common shares with a par value of $0.0001 each
               5,000,000 preferred shares with a par value of $0.0001 each

         Issued and outstanding:
                2,249,000 common shares                                                     225
     Additional paid-in capital                                                           4,785
     Deficit accumulated in the development stage                                      (24,368)
                                                                                    -----------

Total stockholders' deficit                                                            (19,358)
                                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                         $       929
                                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

                            Paramount Services Corp.
                        (a development stage enterprise)
                            Statements of Operations
                 For the Six Month and Three Month Periods Ended
                      October 31, 1999 and October 31, 1998
                (Unaudited - See Accountants' Compilation Report)



                                                                                             Period from       Period from
                                        Three        Three           Six          Six       December 18,      December 18,
                                       Months       Months        Months       Months      1997 (date of     1997 (date of
                                        Ended        Ended         Ended        Ended      incorporation     incorporation
                                  October 31,  October 31,   October 31,  October 31,     to October 31,    to October 31,
                                         1999         1998          1999         1998               1999              1998
                                 ----------------------------------------------------------------------------------------

Expenses
  Professional fees                  $ 3,389   $       -        $ 5,225     $      -          $ 20,045          $ 6,320
  Administration and                   2,443           -          4,229            -             4,229                -
  filing fees
Bank charges                              38           -             94            -                94                -

                                 -----------------------------------------------------------------------------------------
Net Loss for the Period              $(5,870)   $      -        $(9,548)    $      -          $(24,368)         $(6,320)
                                 =========================================================================================


Loss per share,
  Basic and diluted                  $(0.003)                   $(0.004)
                                     =======                    =======






   The accompanying notes are an integral part of these financial statements.

                            Paramount Services Corp.
                        (a development stage enterprise)
                            Statements of Cash Flows
      For the Six Month Periods Ended October 31, 1999 and October 31, 1998
                (Unaudited - See Accountants' Compilation Report)



                                                   Six months      Period from      Six months          Period from
                                                        Ended     December 18,           Ended         December 18,
                                                  October 31,    1997 (date of     October 31,        1997 (date of
                                                        1999     incorporation           1998         incorporation
                                                                to October 31,                       to October 31,
                                                                          1999                                 1998
                                                  --------------------------------------------------------------------

Cash flows used in operating activities
  Net loss                                          $(9,548)       $(24,368)        $       -           $(6,320)
  Changes in operating assets
  and liabilities
      Accounts payable                                  900             900                 -                 -
      Accrued liabilities                            (3,500)              -                 -                 -
                                                  ------------------------------------------------------------------

  Net cash used in operating                                                                -
  activities                                        (12,148)       $(23,468)                             (6,320)
                                                  ------------------------------------------------------------------


Cash flows provided by financing
activities
  Proceeds from capital
  contributions                                            -          5,010                 -             5,010
  Due to related party                                13,077         19,387                 -             1,310
                                                  -------------------------------------------------------------------

  Net cash provided by financing
  activities                                          13,077         24,397                 -             6,320
                                                  -------------------------------------------------------------------

Net change in cash during the period
                                                         929            929                 -                 -

Cash at beginning of period                                               -                 -                 -
                                                  -------------------------------------------------------------------

Cash at end of period                               $    929       $    929         $       -    $            -
                                                  ===================================================================




   The accompanying notes are an integral part of these financial statements.

                            Paramount Services Corp.
                        (a development stage enterprise)
                        Notes to the Financial Statements
                                October 31, 1999
                (Unaudited - See Accountants' Compilation Report)


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

         On May 7, 1999, the Company consolidated its share capital by way of a reverse stock split on the basis of one new common share for each two old common shares. On September 14, 1999, the Company consolidated its share capital by way of a reverse stock split on the basis of one new common share for each 23 old common shares. This was followed on September 15, 1999 by a stock split of 20 new common shares for each old common share. All outstanding shares in these financial statements have been retroactively adjusted to reflect these share consolidations.


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

         During the quarterly period ended October 31, 1999 we incurred general and administrative expenses of $9,548, all of which were related to share capital restructuring and the preparation of our audited financial statements for the year ended April 30, 1999, the filing of Form 10-SB the preparation of our first quarter financial statements for the period ended July 31, 1999 and the filing of our Form 10-QSB with the Securities and Exchange Commission. Operating capital to pay for these expenses were funded by advances from Century Capital Management Ltd., a company controlled by our president. As at October 31, 1999 we were indebted to Century Capital Management Ltd. for a total of $19,387.

                           PART II: OTHER INFORMATION

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


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended October 31, 1999, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

December 13, 1999

                                                   Paramount Services Corp.
                                                   A DELAWARE CORPORATION

                                                   /s/Andrew Hromyk
                                                   ------------------
                                                   By:  Andrew Hromyk
                                                   Title: President
                                                   Date: 12/13/99