Form 10QSB
period 2000-01-31
PARAMOUNT SERVICES CORP
filed 2000-03-15
CIK 1086745

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


-----------------------------------------------------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended January 31, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from              to               .
                                                 ------------    --------------

Commission File Number:________________

-----------------------------------------------------------------------------

                                WOWtown.com, Inc.
                        Formerly Paramount Services Corp.

        (Exact name of small business issuer as specified in its charter)

-----------------------------------------------------------------------------


                  Delaware                             98-0204758

       (Jurisdiction of Incorporation)      (I.R.S. Employer Identification No.)

         Suite 450, 999 West Hastings Street             V6C 2W2
         Vancouver, British Columbia Canada

         (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (604) 633-2556

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.) Yes
[x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,698,000 shares of Common Stock and 500 shares of Series A Convertible Preferred Stock.

                          PART I: FINANCIAL INFORMATION

To simplify the language in this document, WOWtown.com, Inc., formerly Paramount Services Corp. is referred to as "We" or the "Company".

                          Item 1. Financial Statements














                            Paramount Services Corp.
                        (a development stage enterprise)
                              Financial Statements
                      January 31, 2000 and January 31, 1999
                (Unaudited - See Accountants' Compilation Report)

                         ACCOUNTANTS' COMPILATION REPORT

We have compiled the accompanying balance sheets of Paramount Services Corp. as of January 31, 2000 and April 30, 1999 and the statements of operations for the nine-month periods ended January 31, 2000 and January 31, 1999 and the statements of cash flows for the nine-month periods ended January 31, 2000 and January 31, 1999 in accordance with Statements on Standards for Accounting and Review services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and accordingly, do not express an opinion or any form of assurance on them.

                                              N.I. Cameron Inc. (signed)
VANCOUVER, B.C.                               CHARTERED ACCOUNTANTS
March 2, 2000


                            Paramount Services Corp.
                        (a development stage enterprise)
                                  Balance Sheet
                    As at January 31, 2000 and April 30, 1999
                (Unaudited - See Accountants' Compilation Report)


                                     ASSETS

                                                                              January       April
                                                                             31, 2000     30, 1999
CURRENT
     Cash                                                                     $    537    $     --
                                                                              ========    ========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
     Accounts payable                                                         $  2,007    $  3,500
     Due to related party                                                       21,984       6,310
                                                                              --------    --------
                                                                                23,991       9,810
                                                                              --------    --------

STOCKHOLDERS' DEFICIT
     Share capital
         Authorized:
              30,000,000 common shares with a par value of $0.0001 each
                5,000,000 preferred shares with a par value of $0.0001 each

         Issued and outstanding:
                2,249,000 common shares                                       $    225    $    259
     Additional paid-in capital                                                  4,785       4,751
     Deficit accumulated in the development stage                              (28,464)    (14,820)
                                                                              --------    --------

Total stockholders' deficit                                                    (23,454)     (9,810)
                                                                              --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $    537    $     --
                                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.




                            Paramount Services Corp.
                        (a development stage enterprise)
                            Statements of Operations
                        For the Nine Month Periods Ended
                      January 31, 2000 and January 31, 1999
                (Unaudited - See Accountants' Compilation Report)




                                                                                           Period from            Period from
                                                    Nine                  Nine       December 18, 1997      December 18, 1997
                                                  Months                Months      (date of Incorp'n)     (date of Incorp'n)
                                                   Ended                 Ended              to January             to January
                                        January 31, 2000      January 31, 1999                31, 2000               31, 1999
                                        ----------------      ----------------                --------               --------
Expenses
  Professional fees                       $       7,355          $       -             $      22,175          $       6,320
  Administration
  and filing fees                                 6,162                                        6,162                      -
  Bank charges                                      127                  -                       127                      -
                                          -----------------------------------------------------------------------------------

Net Loss for the Period                   $     (13,644)         $       -             $     (28,464)         $      (6,320)
                                          ===================================================================================

Loss per share,
  Basic and
  diluted                                 $     (0.006)
                                          ==============















   The accompanying notes are an integral part of these financial statements.



                            Paramount Services Corp.
                        (a development stage enterprise)
                            Statements of Cash Flows
     For the Nine Month Periods Ended January 31, 2000 and January 31, 1999
                (Unaudited - See Accountants' Compilation Report)





                                                    Nine months            Period from     Nine months          Period from
                                                          Ended      December 18, 1997           Ended    December 18, 1997
                                                    January 31,     (date of incorp'n)      January 31,   (date of incorp'n)
                                                           2000    to January 31, 1999            1999   to January 31, 1999
                                           ---------------------------------------------------------------------------------
Cash flows used in operating activities
  Net loss                                  $        (13,644)    $        (28,464)   $            -      $         (6,320)
  Changes in operating
  assets and liabilities
       Accounts payable                                2,007                2,007                 -                     -
       Accrued liabilities                            (3,500)                   -                 -                     -
                                           ---------------------------------------------------------------------------------

  Net cash used in
  operating activities                               (15,137)             (26,457)                 -               (6,320)
                                           ---------------------------------------------------------------------------------


Cash flows provided by
financing activities
  Proceeds from capital
  contributions                                            -                5,010                 -                 5,010
  Due to related party                                15,674               21,984                 -                 1,310
                                           ---------------------------------------------------------------------------------

  Net cash provided by
  financing activities                                15,674               26,994                 -                 6,320
                                           ---------------------------------------------------------------------------------

Net change in cash during the period                     537                  537                 -                     -

Cash at beginning of period                                -                    -                 -                     -
                                           ---------------------------------------------------------------------------------

Cash at end of period                       $            537     $            537    $            -      $              -
                                           =================================================================================








   The accompanying notes are an integral part of these financial statements.

                            Paramount Services Corp.
                        (a development stage enterprise)
                        Notes to the Financial Statements
                                January 31, 2000
                (Unaudited - See Accountants' Compilation Report)


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

     The Company is a development stage company and has had no activity other than issuing shares and preparing an initial business plan. Its sole purpose at this time is to locate and consummate a merger or acquisition with an as yet unidentified private entity (see Note 4).


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

                            Paramount Services Corp.
                        (a development stage enterprise)
                        Notes to the Financial Statements
                                January 31, 2000
                (Unaudited - See Accountants' Compilation Report)


4.       SUBSEQUENT EVENT

a) On January 13, 2000, the Company entered into a share exchange agreement to acquire all the issued and outstanding shares of WOWtown.com Inc. ("WOWtown") in exchange for 5,000,000 treasury common shares of the Company. This transaction was completed on February 7, 2000. In addition, the Company issued 100,000 common shares for consulting services rendered.

         WOWtown is incorporated under the laws of the State of Nevada and is engaged in the business of developing a community of local market internet portals in major North American urban centers.

b) As a condition of the acquisition described above, the Company created a new series of convertible preferred stock consisting of 500 shares. This stock is convertible to common share as follows:

         The number of common shares to be converted per share of preferred stock shall be 1,000 divided by the lesser of:

              i) 75% of the average market price of the common shares for the ten trading days immediately prior to the conversion date; or

             ii)  $2.00

         All 500 shares of this new series of preferred stock were issued for total proceeds of $500,000.

c) Subsequent to January 31, 2000, the Company changed its name to WOWtown.com, Inc.

       Item 2. Management's Discussion and Analysis or Plan of Operations

The financial information contained in this Quarterly Report reflects the prior business operations of the Company under the name Paramount Services Corp. As a result of a Share Exchange Agreement between the Company and 595796 B.C. Ltd., David B. Jackson, David Packman and Stephen C. Jackson, dated January 13, 2000, as described below, the Company changed its name to WOWtown.com, Inc. and succeeded to the business operations of WOWtown.com, Inc.

This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly and yearly fluctuations in results, the timely availability of new products, the impact of competitive products and services, and the other risks and uncertainties, including those relating to the recent acquisition of a new line of business described below. These forward-looking statements speak only as of the date hereof and should not be given undue reliance. Actual results may vary significantly from those projected.

Through and including January 31, 2000, the period which financial information is presented herein, the Company operating under the name Paramount Services Corp., was inactive and was attempting to locate a suitable business opportunity. On February 7, 2000, the Company, through a Share Exchange Agreement, acquired all of the shares of WOWtown.com, Inc., a Nevada corporation engaged in the business of developing a community of local market internet portals in major North American urban centers. The Company filed on February 17, 2000, financial statements of WOWtown.com, Inc., as required by, and pursuant to, a Current Report on Form 8-K. Because we were inactive at the time of the Share Exchange Agreement the future operations of the Company are expected to be substantially different from those reflected in this quarterly report. The financial statements contained herein do not reflect the business operations of WOWtown.com, Inc., and accordingly should not be viewed as representative of the Company's future financial performance.

As a consequence of such acquisition, the Company changed its name to WOWtown.com, Inc. and the principal shareholders of WOWtown.com, Inc., became the Directors and Officers of the Company. The Company has entered into a one year Consulting Agreement with David Jackson, and two year Employment Agreements with David Packman and Stephen Jackson. In connection with the acquisition of WOWtown.com, Inc., the Company issued 5,000,000 shares of common stock to 595796 B.C. Ltd., a corporation controlled by David Jackson, David Packman and Stephen Jackson. Also in connection with such transaction, the Company issued 500 shares of a newly created Series A Convertible Preferred Stock at an aggregate price of $500,000.

During the nine-month period ended January 31, 2000 we incurred general and administrative expenses of $13,644, which were related to share capital restructuring and the preparation of our audited financial statements for the year ended April 30, 1999, the filing of a Form 10-SB, the preparation of our first and second quarter financial statements for the periods ended July 31, 1999 and October 31, 1999, respectively, and the filing of our Form 10-QSBs with the Securities and Exchange Commission. Operating capital to pay for these expenses were funded by advances from Century Capital Management Ltd., a company controlled by our former president. As at January 31, 2000 we were indebted to Century Capital Management Ltd. for a total of $21,984.

           Item 4. Submission of Matters to a Vote of Security Holders

         On February 25, 2000 pursuant to Section 228 of the General Corporation Law of the State of Delaware our majority shareholders approved a resolution to change the name of the Company from Paramount Services Corp. to WOWtown.com, Inc. Also on February 25, 2000 the majority shareholders approved a resolution to forward split our outstanding common stock such that each one share of our issued and outstanding common stock was automatically converted into two shares of common stock. Proxies were solicited on February 10, 2000 and of the 7,349,000 shares outstanding on that date, 7,145,480 were voted in favor of the resolutions. We felt that this forward split was necessary to provide the Company with a sufficient base of shares of common stock to fulfill its plan of business.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarterly Period ended January 31, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

March 14, 2000

                                                     WOWtown.com, Inc.
                                                     a Delaware Corporation


                                                     /s/Stephen Jackson
                                                     ------------------
                                                     By:  Stephen Jackson
                                                     Title: Secretary
                                                     Date: 3/ 14 /00