Form 10KSB
period 2000-04-30
WOWTOWN COM INC
filed 2000-08-01
CIK 1086745

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2000
                                       OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE ACT OF 1934

Commission File No. 0-26277

                                wowtown.com, Inc
                          --------------------------
                 (Name of Small Business Issuer in its charter)

                Delaware                                    98-0204758
         ------------------------                      --------------------
         (State of incorporation)                        (IRS Employer
                                                       Identification No.)
      999 West Hastings St., Suite 450
        Vancouver, British Columbia                            V6C 2W2
----------------------------------------------------  ----------------------
   (Address of Principal Executive Office)                     Zip Code

Registrant's telephone number, including Area Code: (604)-633-2556 Securities registered pursuant to Section 12(b)of the Act: None
Securities  registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                  X
                                 YES         NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues during the year ended April 30, 2000 were $-0-.

The aggregate market value of the voting stock held by non-affiliates of the Company, (3,018,667 shares) based upon the average bid and asked prices of the Company's common stock on July 31, 2000 was approximately $3,381,000.

Documents incorporated by reference:      None

As of July 31, 2000 the Company had 15,500,067 issued and outstanding shares of common stock.

ITEM 1.  DESCRIPTION OF BUSINESS

     We were originally incorporated in Delaware on December 18, 1997, under the name Internet International Communications Ltd. On May 7, 1999, we changed our name to Paramount Services Corp.

      In February, 2000 we acquired all of the issued and outstanding shares of WOWtown.com, Inc. in exchange for 10,000,000 shares of our common stock. On February 25, 2000, we changed our name to wowtown.com, Inc.

      Concurrent with the acquisition of WOWtown.com, Inc., we sold 500 shares of our Series A preferred stock at a price of $1,000 per share for gross proceeds of $500,000. We also issued 200,000 shares of our common stock to a company controlled by Andrew Hromyk, our former president, as consideration for consulting services provided in connection with our acquisition of WOWtown.com, Inc.

    Following the acquisition of WOWtown.com, Inc., David Packman was appointed President as well as a director, Stephen Jackson was appointed Vice President, Secretary, Treasurer and a Director, Patrick Helme was appointed Vice President and a Director, and David Jackson was appointed Chief Executive Officer and a Director. Our former director and officer, Andrew Hromyk, resigned from his position as an officer and director.


      All historical share data in this report has been adjusted to reflect a one-for-two forward stock split that was effective February 25, 2000.

      Prior to our acquisition of WOWtown.com we had not commenced any operations.

      Our business is now that which was being conducted by Wowtown.com, Inc. and any reference in this prospectus to "we" or "our", unless otherwise indicated, includes Wowtown.com, Inc. We are a development stage company and through July 31, 2000 we had only minimal revenues from our operations.

      Our business involves establishing websites which provide information regarding certain cities in the United States, Canada and other countries. Each website has, or will have, a directory of restaurants, hotels, sporting events, entertainment, tourist attractions and similar information. Those wanting more information regarding a particular business establishment will be linked directly to the particular establishment's website.

      The public  can become  members of our  program  without  charge.  Members
receive  cards  which  entitle  the  member  to  various   discounts   from  the
establishments listed on our website.

      We expect to generate revenues from listing business establishments in our directory, designing and maintaining websites for particular business establishments, and by displaying advertising on our websites. However, to build a base of establishments for our first directories we have not charged establishments for listing on our websites. We began charging new accounts for our services in May 2000. We will begin charging existing accounts in August/September 2000. Our charge for a basic listing on our website will be $29.95 per month.

      The following provides certain information concerning our websites which were in operation as of June 30, 2000.

               Operational    Establishments
City/Region       Since      Listed on Website  Members     Website Address
-----------    -----------  ------------------  -------     ---------------

Vancouver, B.C.  June 1999           750          4,000    www.vancouverwow.com.
Seattle, WA     March 2000           550          2,000    www.seattlewow.com
Las Vegas, NV    June 2000           300           None    www.lasvegaswow.com

      Our main website located at www.wowtown.com provides information on our company and membership benefits for businesses and consumers. The main website enables internet users to connect to our other websites.

    Our websites allow internet users to comparison shop and purchase over one million products through an internet shopping service operated by Ezuz.com, a corporation affiliated with David Jackson, one of our officers and directors. Ezuz.com receives a percentage of the gross sales made through its internet shopping service. For hosting this internet shopping service, we are entitled to receive a percentage of the fees received by Ezuz.com from sales of merchandise in excess of $75,000 to our members. The percentage of the fees to which we are entitled will range from 25% to 50% depending upon sales volume. As of June 30, 2000 our members had purchased less than $75,000 of merchandise through the Ezuz.com internet shopping service and we had not received any revenues from Ezuz.com.

      We also plan to develop an online auction site for each regional websites to permit an online exchange of goods between individuals in each region. Although we will earn revenues for sales made through our auction sites, our primary objective in operating on-line auctions will be to attract consumers to our websites. We believe that establishments will want to be listed in our directories if we can demonstrate that a large number of consumers are either members of our program or visit our websites on a frequent basis.

      We plan to sell the rights to market our program in various metropolitan areas to third parties which we refer to as exclusive resellers. An exclusive reseller will have the sole marketing rights to a metropolitan area and will receive a percentage of the fees received for directory listings, advertising, website design and goods sold through the website. An exclusive reseller will pay us an initial fee when the territory is assigned. The amount of the initial fee will depend on the demographics of the territory assigned to the exclusive reseller. As of June 30, 2000 we had entered into one exclusive reseller agreement concerning the marketing rights to our program.

      We estimate we will need approximately $50,000 in capital and one month to develop a basic website for a metropolitan area which has not been assigned to an exclusive reseller. For a metropolitan area which has been assigned to an exclusive reseller, we estimate we will need $10,000 in capital and one week to establish a basic website.

      We plan on licensing language translation software for our websites. Spanish will be the first alternate language to be incorporated due to the large Spanish-speaking population in the United States and Mexico. Initially, French, German and Mandarin will be used for metropolitan areas outside North America.

Competition

      Our competitors are virtually every business which sells advertising to, or otherwise promotes, restaurants, hotels, sporting events, entertainment or tourist attractions. Competitors include newspapers, magazines, television and radio stations, coupon book sponsors and other internet companies. In addition there are many internet companies which provide auction sites for local consumers.

Intellectual Property

      We have applied for trade marks for the brandname "WOWtown(TM)", "The Hottest Local Internet Marketing Portal On The Planet(TM)", "WOW e-store(TM)", WOWtown Net Savings Card(TM)", "Where all the fun is @(TM)"and other related trademark expressions. We plan on applying for further trademarks and new forms of trademark expressions following the establishment of additional websites.

Offices and Employees

      Our executive offices are located at Suite 450, 999 West Hastings Street, Vancouver, British Columbia V6C 2W2 where we lease approximately 1858 square feet of space under a lease that expires on October 31, 2000. We also maintain a branch office at Suite 4100 - 800 Fifth Avenue, Seattle, Washington, 98104, and maintain a sales office located at 18 West McGraw, Seattle Washington, 98109.

      As of June 30, 2000 we had six full-time employees. As part of our expansion plans we intend to hire additional employees as may be required by the level of our operations.

Forward Looking Statements

      This report contains various forward-looking statements that are based on our beliefs as well as assumptions made by and information currently available to us. When used in this prospectus, the words "believe", "expect", "anticipate", "estimate" and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding seeking business opportunities, payment of operating expenses, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from our projections or estimates. Factors which could cause actual results to differ materially are discussed at length under the heading "Risk Factors". Should one or more of the enumerated risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Investors should not place undue reliance on forward-looking statements, all of which speak only as of the date made.

ITEM  2. DESCRIPTION OF PROPERTY

     See Item 1 of this report.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------
      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

      Not Applicable

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of June 30, 2000, we had 15,500,067 outstanding shares of common stock and approximately 40 stockholders of record. We believe the number of beneficial owners may be greater due to shares held by brokers, banks, and others for the benefit of their customers. Our common stock began trading on the National Association of Securities Dealers OTC Bulletin Board on March 9, 2000. Set forth below are the range of high and low closing prices for the periods indicated as reported by the NASD. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                             Closing Prices
            Month Ended                  High            Low

            March 31, 2000              $3.19             $1.03
            April 30, 2000              $1.50             $0.63
            May  30, 2000               $0.937            $0.937
            June 30, 2000               $1.125            $1.062

      The provisions in our Articles of Incorporation relating to our preferred stock would allow our directors to issue preferred stock with rights to multiple votes per share and dividends rights which would have priority over any dividends paid with respect to our common stock. The issuance of preferred stock with such rights may make the removal of management difficult even if such removal would be considered beneficial to stockholders generally, and will have the effect of limiting stockholder participation in certain transactions such as mergers or tender offers if such transactions are not favored by incumbent management.

      Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors out of funds legally available and, in the event of liquidation, to share pro rata in any distribution of our assets after payment of liabilities. Our board of directors is not obligated to declare a dividend. We have not paid any dividends on our common stock and we do not have any current plans to pay any common stock dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     On February 7, 2000 we acquired all of the outstanding shares of WOWtown.com, Inc. a Nevada corporation. On February 25, 2000 we changed our name from Paramount Services Corp. to wowtown.com, Inc. in order to properly reflect our new business. Prior to our acquisition of WOWtown.com, we had not commenced any operations, did not have any material assets, and had approximately $23,000 in liabilities.

Following the transaction, the shareholders of WOWtown.com (Nevada), Inc. owned a majority of our outstanding shares of common stock. For financial reporting purposes the transaction was accounted for as a recapitalization. See Note 1 to the April 30, 2000 financial statements. As such, WOWtown.com (Nevada), Inc.'s historical financial statements are now reported as our financial statements. The following summary financial data and related discussion is limited to the operating results of our wholly owned subsidiary Wowtown.com (Nevada) Inc. which we acquired on February 7, 2000. Prior to the acquisition of Wowtown.com (Nevada), Inc. we had not generated any revenue and had not commenced any operations other than initial corporate formation and capitalization.

      The financial data presented below should be read in conjunction with the more detailed financial statements and related notes which are included elsewhere in this report.

Summary Financial Data

Results of Operations:
                                     Period from Inception
                                (June 9, 1999) to April 30, 2000

      Sales                             $       --
      Operating Expenses                  (418,020)
      Other Income (Expense)                 1,626
                                       ------------
      Net Loss                            (416,394)
                                       ============

Balance Sheet Data:
                                 April 30, 2000
                                 --------------

      Current Assets                $182,447
      Total Assets                   245,014
      Current Liabilities            130,688
      Total Liabilities              130,688
      Working Capital                 57,759
      Stockholders' Equity           114,326

      We have not declared any common stock dividends since our inception.

Liquidity and Capital Resources

       Since inception (June 9, 1999) and through April 30, 2000 our sources and use of cash were:

      Cash used by operations                   $(295,155)
      Proceeds received from sale of
        Preferred Stock                           500,000
      Purchase of equipment                       (57,535)
      Effect of exchange rates on cash              1,860

      The loans from shareholders and other third parties were repaid subsequent to January 31, 2000.

      We expect our expenses will continue to increase during the next twelve months as a result of increased marketing expenses and the establishment of new websites. We began generating revenues in May 2000 but we expect that our revenues will be substantially less than operating expenses until November 2000.

      During the twelve months ending April 30, 2001 we anticipate that we will need capital for the following purposes:

      Fund operating losses:              $1,450,000
      Sales and marketing:                    50,000
      Expansion of internet services:        300,000
      Establishment of additional websites   100,000
                                           ---------
                                          $1,900,000

      As of June 30, 2000 we had working capital of approximately $235,000 most of which was received from the sale in February 2000 of 500 shares of our Series A Preferred Stock for $500,000. We anticipate obtaining the additional capital which we will require through revenues from our operations and through a combination of debt and equity financing. There is no assurance that we will be able to obtain capital we will need or that our estimates of our capital requirements will prove to be accurate. As of the date of this prospectus we did not have any commitments from any source to provide additional capital.

      In February 2000 we sold 500 shares of our Series A preferred stock for $500,000. Each Series A preferred share may be converted, at the option of the holder, into shares of our common stock equal in number to the amount determined by dividing $1,000 by the conversion price, which is 75% of the average closing bid price of our common stock for the ten trading days preceding the conversion date or $2.00, whichever amount is less. In addition, all Series A preferred shares will automatically convert into shares of common stock on February 7, 2001 at the conversion price then in effect. In May 2000 one Series A preferred shareholder converted 250 Series A preferred shares into 390,747 shares of our common stock. The actual number of shares to be issued upon the conversion of the remaining Series A preferred shares will depend upon the price of our common stock at the time of conversion. However, based upon the market price of our common stock as of June 30, 2000, ($1.125 per share), we would be required to issue approximately 298,000 shares of our common stock upon the conversion of the remaining Series A preferred shares.

ITEM 7.  FINANCIAL STATEMENTS

   See the financial statements attached to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective April 28, 2000 we retained PricewaterhouseCoopers LLP ("PWC") to act as our auditors. In this regard PWC replaced Ernst & Young LLP ("E&Y") which audited our financial statements for the fiscal years ended April 30, 1999 and 1998. The reports of E&Y for these fiscal years did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During our two most recent fiscal years and subsequent interim periods, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of E&Y would have caused E&Y to make reference to such disagreements in its reports.

      We have authorized E&Y to discuss any matter relating to our operations with PWC.

      The change in our auditors was recommended and approved by our board of directors. We do not have an audit committee.

      During the two most recvent fiscal years and subsequent interim period ending April 28, 2000 we did not consult PWC regarding the application of accounting priciples to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was the subject of a diagreement or what is defined as a reportable event by the Securities and Exchange Commission.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Name                 Age         Position

   David B. Jackson        54      Chief Executive Officer and a director
   David Packman           40      President and a director
   Stephen C. Jackson      46      Executive Vice-President, Secretary,
                                       Treasurer and a director
   Patrick Helme           40      Vice President, Product Development and a
                                       director

David B. Jackson, Chief Executive Officer and Director:

      Mr. Jackson has been our Chief Executive Officer and a director since February 7, 2000. Since November 1998 Mr. Jackson has also been a director of eZuz.com, an internet comparison-shopping network, which he co-founded. Mr. Jackson was the President, CEO and Director of Fortune Entertainment Corporation, a gaming technology company, from 1996 to December 1998. He also served as Vice President and Director of Consolidated Ramrod Gold Corp., a NASDAQ and Toronto Stock Exchange listed base and precious metals exploration company from 1991 through 1995 and as Vice President of Atlanta Gold Corporation during the same period.

David E. Packman, President and Director:

     Mr. Packman has been our president and a director since February 7, 2000. Mr. Packman founded our subsidiary, WOWtown.com (Nevada) Inc. in June 1999 and co-developed vancouverwow.com, our prototype website. He presently oversees all of the website development, sales, marketing and promotions for wowtown.com, Inc. Mr. Packman was Executive Vice-President of Ruby Food Services Ltd., and was with the company for 10 years. He was responsible for all aspects of the operation, with an emphasis on sales and marketing. Mr. Packman has held senior management positions with Sysco/Konings Wholesale. Prior to his involvement in the foodservice distribution industry, he held several senior management positions with Sirloiner Restaurants and Chi-Chi's Mexican Restaurants, both in Canada and in the US. Mr. Packman is a past director of the Vancouver Restaurant Association.

Stephen  C.  Jackson,  Executive  Vice  President,  Secretary,  Treasurer  and a
Director:

      Mr. Jackson has been an officer and director of our corporation since February 7, 2000. He was editor and features articles writer for the Vancouver Market Report and has been an officer of several other public companies in Canada. Through his private consulting practice, which he has operated since 1980, he has provided services to a wide variety of private corporations.

     Mr. Jackson is a past director of the BC Taxi Association and former director with a regional Chamber of Commerce.

Patrick Helme, Vice President and Director:

      Mr. Helme has been our Vice-President and a director since March 1, 2000. Mr. Helme is one of the founding partners of WOWtown.com, (Nevada) Inc. As a co-founder of Towncore Internet Ltd., he oversees all of the technical functions and acts as the primary liaison with all project managers, customers and technical staff. His main focus was to successfully generate and implement an outside sales strategy through the recruitment and training of associate sales partnerships. Mr Helme has developed websites and internet marketing strategies for a diverse range of businesses. Mr. Helme has extensive experience in franchising and licensing and has held principal positions with Sandwich Tree Restaurants Ltd. and Horizon Hotels where he successfully developed license sales and operations systems with growth of 100 plus franchised units. He is a graduate of the British Columbia Institute of Technology and the University of Houston - Hilton Hotel Management.

      Each director holds office until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the board of directors. All of our executive officers plan to devote their full time to our business. David Jackson plans to devote approximately 75% of his time to our business.

      There are no family relationships between any director, executive officer or employee other than the relationship of David B. Jackson and Stephen C. Jackson, who are cousins.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation received by our Chief Executive Officer. None of our former or current executive officers received in excess of $100,000 in compensation during the fiscal year ended April 30, 2000 or during any other twelve month period.

Name and                Fiscal               Other Annual  Restricted    Options
Principal Position       Year  Salary  Bonus Compensation  Stock Awards  Granted

David B. Jackson,
 Chief Executive Officer  2000 $31,000    --       --            --          --

Employment Agreements

      We  have  a  consulting   agreement  with  David  Jackson  and  employment
agreements with our other executive officers. The terms of these agreements are as follows:

                        Annual Consulting              Expiration of
Name                    Fees or Salary (1)               Agreement

David B. Jackson          $31,000                         02/06/01
David Packman             $31,000                         02/06/02
Stephen C. Jackson        $31,000                         02/06/02
Patrick Helme             $31,000                         02/28/02

 (1) The respective agreements with the persons in this table provide that the annual compensation will be $45,000 Canadian dollars. The amounts shown are the U.S. dollar equivalent based upon currency exchange rates on April 30, 2000.

     Our board of directors may increase the compensation paid to our officers depending upon a variety of factors, including the results of our future operations.

     We do not have any compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of any executive officer's employment with us or from a change in control of or a change in an executive officer's responsibilities following a change in control.

Options Granted During Fiscal Year Ending June 30, 2000Long Term Incentive Plans
- Awards in Last Fiscal Year

      None.

Employee Pension, Profit Sharing or other Retirement Plans

      We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Directors' Compensation

      At present we do not pay our directors for attending meetings of the board of directors, although we expect to adopt a director compensation policy in the future. We have no standard arrangement pursuant to which our directors are compensated for any services provided as a director or for committee participation or special assignments.

      Except as disclosed elsewhere in this prospectus none of our directors received any compensation from us during the year ended April 30, 2000.

Stock Options

      We do not have a stock option plan and we have not granted any options, rights or warrants which would allow anyone to acquire shares of our common stock.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

     The following table sets forth, as of July 31, 2000, information with respect to the only persons owning beneficially 5% or more of our outstanding common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by our officers and directors as a group.
Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

                                     Shares of                    Percent of
Name and Address                   Common Stock                    Class  (3)

David B. Jackson                         (1)                        (1)
999 West Hastings St.
Suite 450
Vancouver, B.C. V6C 2W2
Canada

David Packman                            (1)                        (1)
999 West Hastings St.
Suite 450
Vancouver, B.C. V6C 2W2
Canada

Stephen C. Jackson                       (1)                        (1)
999 West Hastings St.
Suite 450
Vancouver, B.C. V6C 2W2
Canada

Patrick Helme                           (1)                        (1)
999 West Hastings St.
Suite 450
Vancouver, B.C. V6C 2W2
Canada

595796 B.C. Ltd.                 10,000,000 (1)                     65%
Suite 1600, 609 Granville Street
Vancouver, B.C. V7Y 3E4

Bona Vista West Ltd.              2,481,400                         16%
P.O. Box 62
2001 Leeward Highway
Turks & Caicos Islands
British West Indies

All Officers and Directors       10,000,000                         65%
  as a Group (4 persons)

(1)  This person is the beneficial owner of the shares owned by 595796 B.C. Ltd.

(2) The beneficial owners of 595796 B.C. Ltd. are David B. Jackson, David Packman, Stephen C. Jackson, Patrick Helme (all of whom are our officers and directors), Guy Prevost and Sarah Moen.

(3) Computed without giving effect to any shares issuable upon the exercise of any warrants or options or upon the conversion of any promissory notes or other convertible securities.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      We have issued shares of our common stock to the following persons during the past two years, who are or were affiliated with WOWtown:

                            Date of      Number
     Name                  Issuance    of Shares              Consideration

595796 B.C. Ltd.(1)(Nevada) 02/00     10,000,000     100 Shares of WOWtown.com,
   Inc. valued at $500.00

Century Capital             02/00        200,000     Consulting services valued
Management Ltd. (2)                                     at $10.00

535735 B.C. Ltd.(3)         03/00          3,539     Consulting services valued
                                                        at $5,840

Pedpac Marketing Ltd.(4)    03/00          7,781     Consulting services valued
                                                        at $12,839

(1) The beneficial owners of 595796 B.C. Ltd. are David B. Jackson, David Packman, Stephen C. Jackson, Guy Prevost, Sarah Moen and Patrick Helme.
(2)  The beneficial owner of Century Capital Management Ltd. is Andrew Hromyk.
(3) The beneficial owners of 535735 B.C. Ltd. are Patrick Helme, Sarah Moen and Guy Prevost.
(4)  David Packman is the beneficial owner of PedPac Marketing Ltd.

     See "Business" for information concerning the internet shopping service provided to us by Ezuz.com, a corporation affiliated with David Jackson, one of our offices and directors. We also use Ezuz.com to design our websites. As of

April 30, 2000 we had paid Ezuz.com approximately $22,000 for website related services. During the twelve months ending April 30, 2001 we expect to pay Ezuz.com an additional $43,000 for these services.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Number      Exhibit                                              Page Number
-------
1           Underwriting Agreement                                   N/A
                                                                  ---------

3.1         Certificate of Incorporation and Amendments              (1)
                                                                  ---------

3.2         Bylaws                                                   (1)
                                                                  ---------

4.1         Certificate of Designation of Series A
               preferred stock                                       (1)
                                                                  --------

5.          Opinion of Counsel                                     None
                                                                  --------

10.         Share Exchange Agreement                                (1)
                                                                  --------

27.          Financial Data Schedule


      (1) Incorporated by reference to the same exhibit number in the Company's registration statement on Form SB-2 (Commission File #333-38802).

wowtown.com Inc.
(a development stage enterprise)
(formerly Paramount Services Corp.)

Consolidated Financial Statements

April 30, 2000
(expressed in U.S. dollars)

Auditors' Report


To the Shareholders of
wowtown.com Inc.


We have audited the consolidated balance sheet of wowtown.com Inc. (a development stage enterprise) (formerly Paramount Services Corp.) as at April 30, 2000 and the consolidated statements of operations and deficit, shareholders' equity and cash flows for the period from June 9, 1999 (date of incorporation) to April 30, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at April 30, 2000 and the results of its operations and its cash flows for the period from June 9, 1999 (date of incorporation) to April 30, 2000 in accordance with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in note 1 to the financial statements, the company has suffered loss from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Chartered Accountants
wowtown.com Inc.
(a development stage enterprise)
(formerly Paramount Services Corp.)
Consolidated  Balance  Sheet

As at April 30, 2000
------------------------------------------------------------------------------

(expressed in U.S. dollars)





                                                                         $

Assets

Current assets
Cash and cash equivalents                                             149,170
Other receivables                                                       7,318
Prepaid expenses and deposits (note 4)                                 25,959
                                                                  -------------
                                                                      182,447

Capital assets - net (note 4)                                          25,105

Intangible assets - net (note 4)                                       37,462
                                                                   ------------
                                                                      245,014
                                                                 ==============


Liabilities

Current liabilities
Accounts payables and accrued liabilities (note 4)                   104,358
Accounts payable to related party (note 9(c))                         26,330
                                                                 -------------
                                                                     130,680
                                                                 -------------

Shareholders' Equity

Capital stock (note 7)
Authorized
    30,000,000 common shares at par value of $0.0001
    5,000,000 preferred shares at par value of $0.0001

Issued
    14,709,320 common shares                                           1,471
    500 preferred shares                                                   1

Other capital accounts                                               744,697

Deficit accumulated during the development stage                    (631,843)
                                                                 -------------
                                                                     114,326
                                                                 -------------
                                                                     245,014
                                                                 -------------

Going concern (note 1)
Commitments (note 6)
Subsequent events (note 12)

Approved by the Board of Directors


The accompanying notes are an integral part of these consolidated financial statements wowtown.com Inc.
(a development stage enterprise)
(formerly Paramount Services Corp.)
Consolidated Statement of Operations and Deficit

For the period from June 9, 1999 (date of incorporation) to April 30, 2000
-------------------------------------------------------------------------------

(expressed in U.S. dollars)


                                                                         $

Expenses
General and administrative                                           210,218
Development costs                                                    106,011
Sales and marketing                                                   70,670
Amortization                                                          31,121
                                                                  -------------
                                                                     418,020
                                                                  -------------

Other income
Interest                                                               1,626
                                                                  -------------
Loss for the period and deficit - End of period                     (416,394)
                                                                  -------------

Basic loss per share (note 2)                                          (0.05)

Weighted average number of shares outstanding                     13,906,176
                                                                  =============




The accompanying notes are an integral part of these consolidated financial statements
wowtown.com Inc.
(a development stage enterprise)
(formerly Paramount Services Corp.)
Consolidated Statement of Shareholders' Equity
For the period from June 9, 1999 (date of incorporation) to April 30, 2000
-------------------------------------------------------------------------------

(expressed in U.S. dollars)



                                                                                                 Accumulated                Total
                                    Common stock               Preferred Shares     Additional      Other                   Share-
                              Number                         Number                  paid in    comprehensive              holders'
                            of shares          Amount      of shares       Amount    capital        Income       Deficit    Equity
                                 $                $            $              $          $            $             $          $
-----------------------------------------------------------------------------------------------------------------------------------

Common Stock issued on
 recapitalization of
 WOWtown.com (Nevada) Inc.   10,000,000         1,000            --             --          --        --         (999)          1

Common Stock issued to
 Paramount Sharholders
 (Note 1)                     4,498,000           450            --             --          --        --         (450)

Issuance of Preferred
 Stock (Note 7)                      --            --            500             1     713,999        --       214,000    500,000

Common Stock issued for
  consulting services
  (Note 7)                      200,000            20            --             --       6,230        --            --      6,250

Common Stock issued for
  consulting services
  (Note 7)                       11,320             1            --             --      18,679        --            --     18,680

Comprehensive Income
   Loss for the period               --            --            --             --          --        --      (416,394)  (416,394)

   Accumulated other compre-
    hensive income - foreign
    currency translation             --            --            --             --          --     5,789            --      5,789

                            -------------------------------------------------------------------------------------------------------
Balance - April 30, 2000     14,709,320         1,471           500              1     738,908     5,789      (631,843)   114,326
                            =======================================================================================================





The accompanying notes are an integral part of these consolidated financial statements wowtown.com Inc.
(a development stage enterprise)
(formerly Paramount Services Corp.)
Consolidated Statement of Cash Flows

For the period from June 9, 1999 (date of incorporation) to April 30, 2000
------------------------------------------------------------------------------

(expressed in U.S. dollars)


                                                                          $

Cash flows from operating activities
Loss for the period                                                 (416,394)
    Adjustments to reconcile loss for the period to
     net cash used for operating activities
        Amortization                                                  31,121
        Common stock issued for consulting services                   18,679
Changes in operating working capital items
    Other receivables                                                 (7,430)
    Prepaid expenses and deposits                                    (26,515)
    Accounts payable and accrued liabilities                         105,384
                                                                  -------------
                                                                    (295,155)
                                                                  -------------

Cash flows from investing activities
Purchase of capital assets                                           (28,811)
Purchase and development of intangible assets                        (28,724)
                                                                  -------------
                                                                     (57,535)
                                                                  -------------

Cash flows from financing activities
Proceeds from issuance of preferred stock                            500,000
                                                                  -------------

Effect of exchange rates on cash                                       1,860
                                                                  -------------

Increase in cash and cash equivalents and cash and
    cash equivalents - End of period                                 149,170
                                                                  -------------

Supplemental cash flow information (note 3)

1   The company and reverse acquisition

    On February 7, 2000, Paramount Services Corp. (Paramount) acquired all the issued and outstanding shares of WOWtown.com, (Nevada) Inc. (WOWtown subsidiary) in exchange for 10,000,000 common shares, following which the name Paramount was changed to wowtown.com Inc. (WOWtown parent). As a result of this transaction, the former shareholders of WOWtown subsidiary obtained a majority interest in WOWtown parent. For accounting purposes, the acquisition has been treated as a recapitalization of WOWtown subsidiary with WOWtown subsidiary as the acquirer (reverse acquisition) of WOWtown parent. As WOWtown parent was a non-operating entity, the reverse acquisition has been recorded as an issuance of 4,498,000 common shares for an amount of $nil and the excess of liabilities over assets of $28,471 has been charged to the statement of operations. The historical financial statements prior to February 7, 2000, are those of WOWtown subsidiary. Pro forma information has not been presented as the recapitalization has not been treated as a business combination. The accounts of WOWtown parent have been consolidated from February 7, 2000.

    Nature of operations

    wowtown.com Inc.'s (the company) principal business activities include the establishment of internet web site portals for certain cities and local communities in North America. The portals are intended to provide an internet user with a local resource guide for the community. The portals will also offer services for the user and provide the user with discounts and savings for purchases made from merchants featured on the community portal site.

    Going concern

    The company has not yet generated revenues, has an operating loss and no assurance of future profitability. Even if marketing efforts are successful, substantial time may pass before profitability will be achieved. During this time, the company will require financing from outside sources to finance the company's operating and investing activities until sufficient positive cash flows from operations can be generated. The company's management has plans to raise the required financing through the sale of equity. There is no assurance that this financing will be available to the company, accordingly, there is substantial doubt about the company's ability to continue as a going concern. These consolidated financial statements have been prepared on the basis that the company will be able to continue as a going concern and realize its assets and satisfy its liabilities in the normal course of business, and do not reflect any adjustments which would be necessary if the company is unable to continue as a going concern.


2   Summary of significant accounting policies

    Development stage company

    The company's activities have primarily consisted of establishing facilities, recruiting personnel, development, developing business and financial plans and raising capital. Accordingly, the company is considered to be in the development stage. The accompanying consolidated financial statements should not be regarded as typical for a normal operating period. Basis of presentation

    These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

    Basis of consolidation

    The consolidated financial statements include the accounts of the company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated on consolidation.

    Use of estimates

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

    Cash and cash equivalents

    Cash and cash equivalents consist of cash on deposit and highly liquid short-term interest bearing securities with maturities at the date of purchase of 90 days or less. Interest earned is recognized immediately in the consolidated statement of operations.

    Capital and intangible assets

    Capital and intangible assets are recorded at cost less accumulated amortization. Amortization is provided on a declining-balance basis at the following rates:

        Furniture and fixtures                                     20%
        Office equipment                                           20%
        Computer software and website development costs           100%
        Computer hardware                                          30%
        Intangible assets                                         100%

    Additions are amortized at one half of the above rates in the year of acquisition.

    Website development costs

    The company accounts for website  development  costs in accordance with EITF
    00-02, Accounting for Website Development Costs. As such, the company capitalizes costs associated with website applications and infrastructure development as well as the initial graphics development stage in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

    Impairment of long-lived assets

    The company reviews the carrying amount of long-lived assets in relation to their fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The determination of any impairment includes a comparison of future operating cash flows anticipated to result from the use of the asset to the net carrying value of the asset. If an impairment exists the carrying value is written down to the fair value of the asset.

    Advertising costs

    The company accounts for advertising costs in accordance with AICPA Statement of Position 93-7, Reporting on Advertising Costs, whereby costs are generally expensed as incurred except for television and radio advertisements, which are expensed, including related production costs, the first time the advertising takes place.

    Foreign currency translations and transactions

    The functional currency of the company's operations located in countries other than the U.S. is generally the domestic currency. The consolidated financial statements are translated to U.S. dollars using the period-end exchange rate for assets and liabilities and weighted-average exchange rates for the period for revenues and expenses. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in shareholders' equity. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statement of operations.

    Income taxes

    Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current period and deferred tax liabilities and assets for future tax consequences of events that have been recognized in the company's consolidated financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of enacted tax laws; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance, where, based on available evidence, the probability of realization of the deferred tax asset does not meet a more likely than not criterion.

    Loss per share

    Basic loss per share is computed by dividing loss for the period by the weighted average number of common shares outstanding for the period. Fully diluted loss per share reflects the potential dilution of securities by including other potential common stock, including convertible preferred shares, in the weighted average number of common shares outstanding for a period, if dilutive.

    The following table sets forth the computation of loss per share:

                                                                         $

        Loss for the period                                         (416,394)
        Less:  Beneficial conversion on preferred shares            (214,000)
                                                                -------------

        Loss for the period applicable to common stockholders       (630,394)
                                                                -------------

    The convertible preferred shares are not included in the computation of fully diluted loss per share as their effect is anti-dilutive.

    Stock based compensation

    The company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services" (EITF 96-18). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

    Comprehensive income

    Comprehensive income is defined as the change in equity from transactions, events and circumstances other than those resulting from investments by owners and distributions to owners. Comprehensive income consists of net loss for the period and foreign currency translation.

    New accounting pronouncements

    On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133, as subsequently amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (October 1, 2000 for the company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. As management of the company does not currently use derivative instruments, the adoption of FAS 133 is not expected to have a significant effect on the company's results of operations or its financial position.

    In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, and in March 2000, the SEC issued SAB 101A which provided certain amendments to SAB 101. The company's revenue recognition and reporting policies will be established on a basis consistent with the Staff views set out in those bulletins.

    In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44), which clarifies the application of APB 25 for certain issues. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The company has not yet determined the effect, if any, this pronouncement will have on the reporting and measurement of stock based compensation by the company.


3   Supplemental cash flow information

                                                                    $

    Cash received for interest                                   1,488

    Cash paid for interest                                         656

    Common stock issued for consulting services                 24,918


4   Balance sheet components

    Prepaid expenses and deposits

                                                                    $

    Security deposit for operating line of credit
        (note 5)                                                21,688
    Other prepaid expenses                                       4,271
                                                           -------------
                                                                25,959
                                                           -------------

    Capital assets
                                                                    $

    Furniture and fixtures                                       8,069
    Office equipment                                             6,148
    Computer hardware                                           14,482
                                                           -------------
                                                                28,699
    Less:  Accumulated amortization                              3,594
                                                           -------------
                                                                25,105
                                                           -------------

    Intangible assets
                                                                    $

    Website development costs                                   48,270
    Domain names and trademarks                                  9,935
    Computer software                                            6,784
                                                           -------------
                                                                64,989

    Less:  Accumulated amortization                             27,527
                                                           -------------
                                                                37,462
                                                           -------------

    Accounts payable and accrued liabilities
                                                                    $

    Trade accounts payable                                      88,321
    Accrued employee costs                                      11,747
    Other accruals                                               4,290
                                                           -------------
                                                               104,358
                                                           -------------


5   Operating line of credit

    The company's subsidiary has a corporate VISA with an available credit limit of $20,000, bearing interest at 18.5% annually. The line of credit is payable on demand and collateralized by a general security agreement covering a fixed deposit of $20,000 with VISA and other deposits of $1,688.


6   Commitments

    The company leases certain facilities and equipment used in its operations under operating leases. Future minimum lease payments under these lease agreements at April 30, 2000 are as follows:

                                                                    $

        2001                                                    19,383
        Thereafter                                                   -

7   Capital stock

    Common stock

    Holders of common shares are entitled to one vote per share and to share equally in any dividends declared and distributions in liquidation.

    On February 25, 2000, the company completed a two-for-one stock split. All outstanding common shares in these consolidated financial statements have been presented on a post-split basis.

    Pursuant to the acquisition agreement, the company agreed to issue 200,000 common shares with a fair value of $6,250 concurrently with the closing of the acquisition of WOWtown subsidiary, as payment for consulting services.

    On April 18, 2000, 11,320 common shares were issued in settlement of an accounts payable of $18,680 for consulting services (note 9).

    Preferred stock

    Each Series A preferred share may be converted, at the option of the holder, into common shares equal in number to the amount determined by dividing $1,000 by the conversion price, which is 75% of the average closing bid price of the common shares for the ten trading days preceding the conversion date or $2.00, whichever amount is less. In addition, all Series A preferred shares will automatically convert into shares of common stock on February 7, 2001 at the conversion price then in effect.

    The company incurred a beneficial conversion charge on its Series A preferred shares of $214,000 for the excess of the fair value of $0.09 per share over the conversion price of $0.07 per share. The beneficial conversion has been charged to deficit for the period ended April 30, 2000.

    As a condition precedent to the closing of the acquisition of WOWtown subsidiary, the company was required to complete a private placement of 500 of the company's Series A convertible preferred stock at a price of $1,000 per share. The shares were issued on February 7, 2000.


8   Financial instruments

    Interest rate risk

    The company's exposure to interest rate fluctuations is described in note 5. The company does not currently enter into any hedging arrangements to limit its exposure to interest rate fluctuations.

    Foreign exchange risk

    The company operates both in the U.S. and in Canada, and is subject to fluctuations in the relative foreign exchange rates. The company does not currently enter into any hedging arrangements to limit its exposure to foreign currency fluctuations.

    Concentration of credit risk

    Financial instruments which potentially subject the company to concentrations of credit risk consist primarily of cash and cash equivalents. The company limits its exposure to credit loss by placing its cash and cash equivalents on deposit with high credit quality financial institutions.

    Fair value of financial instruments

    The company's financial instruments include cash and cash equivalents, other receivables, operating line of credit, accounts payable and accrued liabilities and accounts payable to related party. The fair values of these financial instruments approximate their carrying values.


9   Related party transactions

a) The company has paid (by issuance of 3,539 common shares) $5,840 in consulting fees to a company where a director of the company is a shareholder.

b) The company has paid $12,840 (by issuance of 7,781 common shares) in consulting fees to a company where another director of the company is a shareholder.

c) The company has paid $21,940 in development costs to a company in which one of the company's directors is a director and has remaining accounts payable to this company of $26,330 for development costs and other services provided by this company.


10  Income taxes

    The company is subject to U.S. Federal and State income taxes.

    The company has accumulated net operating loss ("NOL") carryforwards totalling $114,000 which can be applied to reduce taxable income in future taxation years. The NOL expire in 2000.

    The potential tax benefit of these losses, if any, has not been recorded in the financial statements.

    Net deferred tax assets consist of the following:

                                                                    $

        Start-up expenditures                                  273,000
        Net operating loss carryforwards                       114,000
        Capital assets                                          19,000
        Deferred tax valuation allowance                      (406,000)
                                                           -------------
                                                                    --
                                                           -------------

    Based on a number of factors including, the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided.

    The income tax provision for the period ended April 30, 2000, does not differ materially from the amount obtained by applying the applicable statutory income tax rates of 30% to loss before income taxes, net of the valuation allowance of $406,000.


11  Segmented information

    The company identifies its operating segments based on business activities, management responsibility and geographical location. The company operates in one single operating segment being the development of internet portals and currently operates portals in Vancouver, B.C. and Seattle, WA. In addition, substantially all of the company's assets are located in Canada. The company operates as a regional portal, offering Internet infrastructure-based services to local business and directs Internet users to many businesses and Internet links relevant to the user-base. The company has registered domain names for the major cities in the U.S. and Canada in order to create similar web-sites for other cities.


12  Subsequent events

a)  Preferred stock conversion

        On May 9, 2000, 250 shares of the company's preferred stock were converted to 390,747 shares of the company's common stock.

b)  Private placement of common stock

        On May 30, 2000, the company completed a private placement of 200,000 shares of the company's common stock for $0.75 per share.

                                   SIGNATURES


    In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of July, 2000.

                                  wowtown.com, Inc.

                                  By  /s/ David Packman
                                     ---------------------------
                                     David Packman, President


                                  By /s/ Stephen Jackson
                                     -------------------------
                                    Stephen Jackson, Secretary

      Pursuant to the requirements of the Securities Act of l933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

                                     Title                    Date

/s/ David Packman
------------------
David Packman                       Director              July 28, 2000

/s/ Stephen Jackson
--------------------
Stephen Jackson                     Director              July 28, 2000

/s/ David Jackson
--------------------
David Jackson                       Director              July 28, 2000

/s/ Patrick Helme
------------------
Patrick Helme                       Director              July 28, 2000