Form 10-Q
period 2000-07-31
WOWTOWN COM INC
filed 2000-09-21
CIK 1086745

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000

Commission File Number: 0-26277

                                WOWTOWN.COM, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        98-0204758
   --------------------------                          ------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                        999 West Hastings St., Suite 450
             Vancouver, British Columbia, Canada V6C 2W2 (address of
                     principal executive offices) (Zip Code)

                                 (604) 633-2556
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                     --------------------------------- ---
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X        No____

As of September 15, 2000 the Company had 15,500,067 shares of Common Stock issued and outstanding.

wowtown.com, Inc.
(a development stage enterprise)
(formerly Paramount Services Corp.)
Condensed Consolidated Balance Sheets
As at July 31, 2000 and April 30, 2000
--------------------------------------
(expressed in U.S. dollars)
(Unaudited)


                                                 July 31, 2000    April 30,2000
                                                       $              $
Assets

Current assets
Cash and cash equivalents                              49,882         149,170
Other receivables                                      12,439           7,318
Prepaid expenses and deposits (note 4)                 88,832          25,959
                                                   -------------  -------------
                                                      151,153         182,447
Capital assets - net (note 4)                          24,433          25,105
Intangible assets - net (note 4)                       33,585          37,462
                                                   -------------  -------------
                                                      209,171         245,014
                                                   =============  =============

Liabilities

Current liabilities
Accounts payables and accrued liabilities
(note 4)                                               111,817        104,358
Accounts payable to related party (note 8a)             37,150         26,330
Demand loan from related party (note  5)               100,000              -
                                                   -------------  -------------
                                                       248,967        130,688
                                                   =============  =============

Shareholders' Equity

Capital stock (note 7)
Authorized
    30,000,000 common shares at par value of $0.0001 5,000,000 preferred shares at par value of $0.0001

Issued
    15,500,067 common shares                             1,550          1,471
    250 preferred shares                                     1              1
Other capital accounts                                 976,199        744,697
Deficit accumulated during the development
 stage                                              (1,017,546)      (631,843)
                                                   -------------  -------------
                                                       (39,796)       114,326
                                                   -------------  -------------
                                                       209,171        245,014
                                                   =============  =============

Going concern (note 1)

Commitments (note 6)
wowtown.com, Inc.
(a development stage enterprise)
(formerly Paramount Services Corp.)
Condensed Consolidated Statement of Operations and Deficit
For the three months ended July 31, 2000
----------------------------------------
(expressed in U.S. dollars)
(Unaudited)

                                                                      $
Expenses
Sales and marketing                                            207,723
General and administrative                                     133,726
Development costs                                               31,038
Amortization                                                    13,684
                                                            -----------
                                                               386,171
Other income
Interest                                                           468
                                                           -------------
Loss for the period and deficit - End of period                385,703
                                                           -------------

Basic loss per share (note 2)                                    (0.03)

Weighted average number of shares outstanding               15,213,954
------------------------------------------------------------------------
wowtown.com, Inc.
(a development stage enterprise)
(formerly Paramount Services Corp.)
Condensed Consolidated Statement of Shareholders' Equity
For the three months ending July 31, 2000
-----------------------------------------
(expressed in U.S. dollars)
(Unaudited)


                              Common stock         Preferred stock            Other capital accounts
                                                                          Additional        Accumulated                   Total
                                                                           paid in         other compre-               Shareholders'
                           Number      Amount     Number      Amount       capital         hensive income    Deficit      Equity
                         of Shares       $       of Shares      $             $                  $              $           $
---------------------------------------------------------------------------------


Balance -
April 30,2000           14,709,320      1471        500          1          738,908            5,789         (631,843)    114,326

Conversion of
  Preferred Stock
  to Common Stock
  (note 7)                 390,747        39       (250)                        (39)                                           --

Issuance of
  Common Stock
  (note 7)                 200,000        20         --          --         149,980               --              --      150,000

Issuance of Common
  Stock for marketing
  services (note 7)        200,000        20                                224,980                                       225,000

Marketing services
  Receivable (note 7)                                                      (143,032)                                     (143,032)

Comprehensive income
  Loss for the period           --        --         --          --              --                          (385,703)   (385,703)
Accumulated other com-
  prehensive income -
  foreign currency
  translation                   --        --         --          --              --             (387)              --        (387)
             -----------------------------------------------------------------------------------------------------------------------

                                --        --         --          --              --             (387)        (385,703)   (386,090)
          --------------------------------------------------------------------------------------------------------------------------

Balance -
July 31, 2000           15,500,067     1,550        250           1         970,797            5,402       (1,017,546)    (39,796)



wowtown.com, Inc.
(a development stage enterprise)
(formerly Paramount Services Corp.)
Condensed Consolidated Statement of Cash Flows
For the three months ended July 31, 2000
----------------------------------------
(expressed in U.S. dollars)
(Unaudited)


                                                                    $
Cash flows from operating activities
Loss for the period                                           (385,703)
    Adjustments to reconcile loss for the period to
        net cash used for operating activities
        Amortization                                            13,684
        Non-cash marketing fees                                 81,968

Changes in operating working capital items
    Other receivables                                           (5,165)
    Prepaid expenses and deposits                              (62,985)
    Accounts payable and accrued liabilities                     7,919
    Accounts payable to related parties                         10,820
                                                           -------------
                                                              (339,462)

Cash flows from investing activities
Purchase of capital assets                                      (1,028)
Purchase and development of intangible assets                   (8,097)
                                                           -------------
                                                                (9,125)
Cash flows from financing activities
Proceeds from issuance of Common stock                         150,000
Proceeds from Demand Loan                                      100,000
                                                           -------------
                                                               250,000
                                                           -------------

Effect of exchange rates on cash                                  (701)
                                                           -------------
Net decrease in cash and cash equivalents                      (99,288)

Cash and cash equivalents - Beginning of period                149,170
                                                           -------------
Cash and cash equivalents - End of period                       49,882
                                                           -------------

Supplemental cash flow information (note 3)
wowtown.com, Inc.
(a development stage enterprise)
(formerly Paramount Services Corp.)
Notes to Condensed Consolidated Financial Statements
For the three months ended July 31, 2000
----------------------------------------
(expressed in U.S. dollars)
(Unaudited)


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

    The company did not commence operations until February 2000, as such no comparative income statement or statement of cash flows has been presented.

    Nature of operations

    wowtown.com Inc.'s (the company) principal business activities include the establishment of internet web site portals for certain cities and communities. The portals are intended to provide an internet user with a local resource guide for the community. The portals will also offer services for the user and provide the user with discounts and savings for purchases made from merchants featured on the community portal sites.

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

wowtown.com, Inc.
(a development stage enterprise)
(formerly Paramount Services Corp.)
Notes to Condensed Consolidated Financial Statements
For the three months ended July 31, 2000
----------------------------------------
(expressed in U.S. dollars)
(Unaudited)


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

    Basis of presentation

    These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated on consolidation. The accompanying interim condensed consolidated financial statements of the company do not include all notes in annual financial statements and therefore should be read in conjunction with the Company's annual financial statements. The accompanying financial statements include all normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the Company's financial position at July 31, 2000 and its results of operations and cash flows for the three month period then ended.

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

    The convertible preferred shares are not included in the computation of fully diluted loss per share as their effect is anti-dilutive.

3     Supplemental cash flow information

                                                                $

    Cash received for interest                                 432
    Cash paid for interest                                   1,729

    Supplemental non-cash financing and investing
        activities Common stock issued for consulting
        services                                           225,000
wowtown.com, Inc.
(a development stage enterprise)
(formerly Paramount Services Corp.)
Notes to Condensed Consolidated Financial Statements
For the three months ended July 31, 2000
----------------------------------------
(expressed in U.S. dollars)
(Unaudited)


4     Balance sheet components

    Prepaid expenses and deposits
                                                        July            April
                                                       31,2000         30,2000
                                                            $               $
    Prepaid Marketing                                   62,125               -
    Security deposit for operating line of credit       21,688          21,688
    Other prepaid expenses                               5,019           4,271
                                                   -------------   -------------
                                                        26,707          25,959
                                                   =============   =============

    Capital assets
                                                            $               $

    Furniture and fixtures                               8,036           8,069
    Office equipment                                     6,123           6,148
    Computer hardware                                   15,448          14,482
                                                   -------------   -------------
                                                        29,607          28,699

    Less:  Accumulated amortization                      5,174           3,594
                                                   -------------   -------------
                                                        24,433          25,105
                                                   =============   =============

    Intangible assets                             July 31, 2000   April 30, 2000
                                                          $               $

    Website development costs                           48,072          48,270
    Domain names and trademarks                         17,971           9,935
    Computer software                                    6,756           6,784
                                                   -------------   -------------
                                                        72,799          64,989
    Less:  Accumulated amortization                     39,214          27,527
                                                   -------------   -------------
                                                        33,585          37,462
                                                   =============   =============

    Accounts payable and accrued liabilities
                                                            $               $

    Trade accounts payable                             102,501          88,321
    Accrued employee costs                               9,034          11,747
    Other accruals                                         282           4,290
                                                   -------------   -------------
                                                       111,817         104,358
                                                   =============   =============
wowtown.com, Inc.
(a development stage enterprise)
(formerly Paramount Services Corp.)
Notes to Condensed Consolidated Financial Statements
For the three months ended July 31, 2000
----------------------------------------
(expressed in U.S. dollars)
(Unaudited)


5     Demand loan from related party

    The demand loan consists of a promissory note to a shareholder of the company payable on demand after December 31, 2000. The note bears interest at 10% per annum. The note is secured by 2,500,000 common shares which have been pledged by a majority shareholder of the company.

6     Commitments

    The company leases certain facilities and equipment used in its operations under operating leases. Future minimum lease payments under these lease agreements at July 31, 2000 are as follows:

                                                        $

                                    2001             14,537
                                    Thereafter           --

7     Capital stock

    Common stock

    Holders of common shares are entitled to one vote per share and to share equally in any dividends declared and distributions in liquidation.

    On May 30, 2000, 200,000 common shares were issued for $150,000.

    On June 12, 2000, 100,000 common shares were issued as payment for marketing services. The shares cannot be traded for a period of one year from the date of issuance.

    On June 12, 2000, as payment for marketing services, the company paid $105,000 and issued 100,000 common shares. The shares cannot be traded for a period of one year from the date of issuance.

    Both transactions on June 12, 2000 were recorded using the fair value of the company's common shares as they are publicly traded. The market value of this security was $1.13 per share on June 12, 2000.

    Preferred stock

Each Series A preferred share may be converted, at the option of the holder, into common shares equal in number to the amount determined by dividing $1,000 by the conversion price, which is 75% of the average closing bid price of the common shares for the ten trading days preceding the conversion date wowtown.com, Inc.
(a development stage enterprise)
(formerly Paramount Services Corp.)
Notes to Condensed Consolidated Financial Statements
For the three months ended July 31, 2000
----------------------------------------
(expressed in U.S. dollars)
(Unaudited)


    or $2.00, whichever amount is less. In addition, all Series A preferred shares will automatically convert into shares of common stock on February 7, 2001 at the conversion price then in effect.

    On May 30, 2000, 250 Series A preferred shares were converted into 390,747 common shares at a conversion price of $0.64 per share.

8     Related party transactions

a) Accounts payable to related party consists of amounts payable for development costs and other services provided by a company in which on of the company's directors is a director.

9     Income taxes

    The company is subject to U.S. Federal and State income taxes.

    The company has accumulated net operating loss ("NOL") carryforwards totalling $225,000 which can be applied to reduce taxable income in future taxation years. The NOL expire in 2000.

    The potential tax benefit of these losses, if any, has not been recorded in the financial statements. Net deferred tax assets consist of the following:

                                                $

         Start-up expenditures              273,000
         Net operating loss carryforwards   225,000
         Capital assets                      23,000
         Deferred tax valuation allowance  (521,000)
                                           ---------
                                                  -
                                         ===========

    Based on a number of factors including, the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided.

    The income tax provision for the period ended July 31, 2000, does not differ materially from the amount obtained by applying the applicable statutory income tax rates of 30% to loss before income taxes, net of the valuation allowance of $521,000.

wowtown.com, Inc.
(a development stage enterprise)
(formerly Paramount Services Corp.)
Notes to Condensed Consolidated Financial Statements
For the three months ended July 31, 2000
----------------------------------------
(expressed in U.S. dollars)
(Unaudited)


10    Segmented information

    The company identifies its operating segments based on business activities, management responsibility and geographical location. The company operates in one single operating segment being the development of internet portals and as of July 31, 2000 operated portals in Vancouver, B.C., Las Vegas NV and Seattle, WA. In addition, substantially all of the company's assets are located in Canada. The company operates as a regional portal, offering Internet infrastructure-based services to local business and directs Internet users to many businesses and Internet links relevant to the user-base. The company has registered domain names for the major cities in the U.S. and Canada in order to create similar web-sites for other cities.


11    Contingencies

    On May 23, 2000 the company entered into a Memorandum of Understanding ("MOU") with SpanTec Limited to form a corporation to be designated WOWtown Latin America Limited. Upon the successful completion of a financing of at least (pound)500,000 by WOWtown Latin America Limited, WOWtown Latin America Limited shall pay SpanTec Limited a fee of 10% of capital raised. Concurrent with the successful completion of the financing, the company shall issue to SpanTec Limited 100,000 three year common stock warrants for $1.10 per share.

12    Subsequent events

    Subsequent to the period end, the company entered into an MOU with EuroTec Worldwide Limited to form a corporation to be designated WOWtown Europe Limited. Upon the successful completion of a financing of at least (pound)500,000 by WOWtown Europe Limited, WOWtown Europe Limited shall pay EuroTec Worldwide Limited a fee of 10% of capital raised. Concurrent with the successful completion of the financing, the company shall issue to EuroTec Worldwide Limited 100,000 three year common stock warrants for $1.10 per share.

    Subsequent to the period end, the company entered into an MOU with BrazilTec Limited to form a corporation to be designated WOWtown Brazil Limited. Upon the successful completion of a financing of at least (pound)500,000 by WOWtown Brazil Limited, WOWtown Brazil Limited shall pay BrazilTec Limited a fee of 10% of capital raised. Concurrent with the successful completion of the financing, the company shall issue to BrazilTec Limited 100,000 three year common stock warrants for $1.10 per share.

                       MANAGEMENTS DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS

Summary Financial Data

Results of Operations:
                               Three Months Ended
                                  July 31, 2000

Sales                            $         --
Operating Expenses                   (386,171)
Interest                                  468
                                   ------------
Net Loss                           $ (385,703)
                                   ============

Balance Sheet Data:
                                  July 31, 2000

Current Assets                         $ 89,208
Total Assets                            147,046
Current Liabilities                     248,967
Total Liabilities                       248,967
Working Capital                        (159,759)
Stockholders' Deficit                  (101,921)

      The Company has not declared any common stock dividends since our inception.

Liquidity and Capital Resources

      During the three months ended July 31, 2000 the Company's sources and use of cash were:

      Cash used by operations                       $(339,462)
      Proceeds from sale of
        common stock                                  150,000
      Purchase of equipment
        and intangible assets.                         (9,125)
      Loan from third party                           100,000

      The Company expects that its expenses will continue to increase during the next twelve months as a result of increased marketing expenses and the establishment of new websites. The Company expects that its revenues will be substantially less than operating expenses until November 2000.

      The Company is in the development stage company and through July 31, 2000 had not generated any revenues from its operations. During the twelve months ending July 31, 2001 the Company anticipates that it will need capital for the following purposes:

            Fund operating losses:               $1,450,000
            Sales and marketing:                     50,000
            Expansion of internet services:         300,000
            Establishment of additional websites    100,000
                                                -----------

                                                 $1,900,000

      As of August 31, 2000 the Company's current liabilities exceeded its current assets by approximately $146,000. The Company anticipates obtaining the additional capital which it will require through revenues from operations and through a combination of debt and equity financing. There is no assurance that the Company will be able to obtain capital which it will need or that its estimates of capital requirements will prove to be accurate. As of September 15, 2000 the Company did not have any commitments from any source to provide additional capital.

      The Company's independent accountants have stated in their report to the Company's financial statements for the year ended April 30, 2000 that, due to recurring losses from operations, there is substantial doubt as to the Company's ability to continue in business.

                                     PART II

                                OTHER INFORMATION

Item 2.  Changes in Securities.

      During the three months ended June 30, 2000 the Company:

(1) issued 390,747 shares of common stock as a result of the conversion of 250 Series A Preferred Shares,

(2)   issued 200,000 shares of common stock for consulting services, and

(3) sold 200,000 shares of common stock to a private investor for $150,000 in cash.

      The Company relied upon the exemption provided by Section 3(a)(9) of the Securities Act of 1933 in connection with the issuance of the shares described in (1) above.

      The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these shares of common stock described in (2) and (3) above.

      The shares described above are "restricted securities" as that term is defined in Rule 144 of the Securities and Exchange Commission

Item  6.    Exhibits and Reports on Form 8-K:

Exhibits:

Exhibit 27 - Financial Data Schedule

Reports on Form 8-K:

   During the three months ending July 31, 2000, the Company did not file any reports on form 8-K.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  wowtown.com, Inc.


September 20, 2000                By /s/ David Packman
                                     --------------------------------------
                                     David Packman, President and Principal
                                      Financial Officer