Form 10QSB
period 2000-10-31
WOWTOWN COM INC
filed 2000-12-22
CIK 1086745

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2000

Commission File Number: 0-26277

                                WOWTOWN.COM, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      98-0204758
------------------------------------             ------------------------
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

                                       N/A
                     --------------------------------- ----
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X    No____

As of October 31, 2000 the Company had 15,500,067 shares of Common Stock issued and outstanding.

 WOWTOWN.COM, INC.
 (A Development Stage Company)
 (formerly Paramount Services Corp.)
 Condensed and Consolidated Balance Sheets
 (expressed in U.S. dollars)
 (Unaudited)



                                              October 31,       April 30,
                                                 2000             2000
                                              ----------        ---------

 Assets
 Current assets
   Cash and cash equivalents                   $    -            $149,170
   Other receivables                           19,263               7,318
   Prepaid expenses and deposits (note 4)      21,683              25,959
--------------------------------------------------------------------------------

     Total current assets                      40,946             182,447

 Capital assets - net (note 4)                 22,229              25,105

 Intangible assets - net (note 4)              28,244              37,462

--------------------------------------------------------------------------------
                                             $ 91,419            $245,014
--------------------------------------------------------------------------------

 Liabilities and Shareholders' Deficiency
 Current liabilities
   Bank overdraft                            $ 26,921           $       -
   Accounts payable and accrued
   liabilities (note 4)                       216,033             104,358
   Accounts payable to related parties
   (note 9a)                                   37,150              26,330
   Demand loan from related party (note 6)    200,000                   -
--------------------------------------------------------------------------------

      Total current liabilities               480,104             130,688

 Shareholders' deficiency
   Capital stock (note 8)
      Authorized
        30,000,000 common shares at
         par value $0.0001
        5,000,000 preferred shares
         at a par value of $0.0001
      Issued
   15,500,067 common shares                    1,550               1,471
       250 preferred shares                        1                   1
   Other capital accounts                  1,139,731             744,697
   Deficit accumulated during the
      development stage                   (1,529,967)           (631,843)
--------------------------------------------------------------------------------
      Total stockholders' deficiency        (388,685)            114,326
--------------------------------------------------------------------------------
                                            $ 91,419           $ 245,014
--------------------------------------------------------------------------------


                     The accompanying notes are an integral
                       part of these financial statements

 WOWTOWN.COM, INC.
 (A Development Stage Company)
 (formerly Paramount Services Corp.)
 Condensed and Consolidated Statements of Operations
 For the six months ended October 31, 2000 and for the three months ended October 31, 2000
 (expressed in U.S. dollars)
 (Unaudited)

                                                      Three           Six
                                                     Months          Months
                                                      ended          ended
                                                   October 31,     October 31,
                                                      2000            2000
                                                   ----------      -----------


 Operating Expenses
   Sales and marketing                              $243,674        $482,797
   General & administrative                          164,030         331,598
   Interest                                            2,027           2,027
   Development costs                                  32,652          63,690
   Amortization                                        6,728          20,412
--------------------------------------------------------------------------------
   Total operating expenses                          449,111         900,524
--------------------------------------------------------------------------------

 (Loss) from operations                             (449,111)       (900,524)

 Other income
   Foreign exchange                                      978           1,820
   Interest                                              112             580
--------------------------------------------------------------------------------
   Total other income (expenses)                       1,090           2,400
--------------------------------------------------------------------------------

 Net (loss)                                        $(448,021)      $(898,124)

 Net (loss) per share - Basic and Diluted          $   (0.03)      $   (0.07)
--------------------------------------------------------------------------------

 Weighted average shares
    of common stock outstanding                   15,500,067      12,537,565
--------------------------------------------------------------------------------




                     The accompanying notes are an integral
                       part of these financial statements

 WOWTOWN.COM, INC.
 (A Development Stage Company)
 (formerly Paramount Services Corp.)
 Condensed and Consolidated Statement of Stockholders' Equity
 For the six months ended October 31, 2000
 (expressed in U.S. dollars)
 (Unaudited)

             Common stock        Preferred stock       Other capital accounts
             -------------------------------------------------------------------


                                                                           Accumulated
                                                                              other
                   Number                Number               Additional     compre-      Deferred                    Total
                    of                    of                   Paid-in       hensive      consul-                 Stockholders'
                   Shares     Amount     Shares    Amount      Capital       Income        ting      Deficit         equity
------------------------------------------------------------------------------------------------------------------------------------

 Balance as of
 April 30, 2000  14,709,320   $1,471       500       $1        $738,908      $5,789          $-     $(631,843)       $114,326

 Conversion of
 Preferred stock
 to Common Stock
 (note 8)           390,747       39      (250)                     (39)                                                    -

 Shares issued for:
 Private placement  200,000       20                            149,980                                               150,000
 Marketing services 200,000       20                            224,980                                               225,000
 Consulting services
   receivable                                                    (8,823)                                               (8,823)

 Contribution by principal
 shareholder (note 8)                                           479,000                  (447,600)                     31,400

 Comprehensive income
Loss for the period                                                                                 (898,124)        (898,124)
Accumulated other comprehensive
income - foreign currency translation                                        (2,464)                                   (2,464)

Balance
as of
October
31, 2000          15,500,067    $1,550      250     $ 1      $1,584,006    $  3,325     $(447,600) $(1,529,967)     $(388,685)
                  ------------------------------------------------------------------------------------------------------------------






                     The accompanying notes are an integral
                       part of these financial statements

 WOWTOWN.COM, INC.
 (A Development Stage Company)
 (formerly Paramount Services Corp.)
 Condensed and Consolidated Statement of Cash Flows
 For the six months ended October 31, 2000
 (expressed in U.S. dollars)
 (Unaudited)

 Cash flows from operating activities
 Loss for the period                               $(898,124)
   Adjustments to reconcile loss for the period
    to net cash used for operating activities
   Amortization                                       20,412
   Non-cash marketing fees                           247,577

 Changes in operating working capital items
   Other receivables                                 (12,203)
   Prepaid expenses and deposits                       3,043
   Accounts payable and accrued liabilities          114,488
   Accounts payable to related parties                10,820
--------------------------------------------------------------------------------
                                                    (513,987)

 Cash flows from investing activities
   Purchase of capital assets                           (732)
   Purchase and development of intangible assets      (8,588)
--------------------------------------------------------------------------------
                                                      (9,320)

 Cash flows from financing activities
   Proceeds from issuance of common stock            150,000
   Proceeds from demand loan                         200,000
   Proceeds from bank indebtedness                    26,921
--------------------------------------------------------------------------------
                                                     376,921


 Effect of exchange rates on cash                     (2,784)
--------------------------------------------------------------------------------
 (Decrease) in cash and cash equivalents            (149,170)

 Cash and cash equivalents - beginning of period     149,170
--------------------------------------------------------------------------------

 Cash and cash equivalent - end of period         $        -

 Supplementary cash flow information (note 3)



                     The accompanying notes are an integral
                       part of these financial statements

 WOWTOWN.COM, INC.
 (A Development Stage Company)
 (formerly Paramount Services Corp.)
 Notes to Condensed and Consolidated Financial Statements
 For the six months ended October 31, 2000
 (expressed in U.S. dollars)
 (Unaudited)

1  The Company and reverse acquisition

   On February 7, 2000, Paramount Services Corp. ("Paramount") acquired all the issued and outstanding shares of WOWtown.com, (Nevada) Inc. ("WOWtown subsidiary") in exchange for 10,000,000 common shares, following which the name Paramount was changed to wowtown.com Inc. ("WOWtown parent"). As a result of this transaction, the former shareholders of WOWtown subsidiary obtained a majority interest in WOWtown parent. For accounting purposes, the acquisition has been treated as a recapitalization of WOWtown subsidiary with WOWtown subsidiary as the acquirer (reverse acquisition) of WOWtown parent. As WOWtown parent was a non-operating entity, the reverse acquisition has been recorded as an issuance of 4,498,000 common shares for an amount of $nil and the excess of liabilities over assets of $28,471 has been charged to the statement of operations. The historical financial statements prior to February 7, 2000, are those of WOWtown subsidiary. Pro forma information has not been presented as the recapitalization has not been treated as a business combination. The accounts of WOWtown parent have been consolidated from February 7, 2000.

   The Company did not commence operations until February 2000, as such no comparative income statement or statement of cash flows has been presented.

   Nature of operations

   Wowtown.com Inc.'s (the "Company") principal business activities include the establishment of internet web site portals for certain cities and local communities in North America. The portals are intended to provide an internet user with a local resource guide for the community. The portals will also offer services for the user and provide the user with discounts and savings for purchases made from merchants featured on the community portal sites.

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

 WOWTOWN.COM, INC.
 (A Development Stage Company)
 (formerly Paramount Services Corp.)
 Notes to Condensed and Consolidated Financial Statements
 For the six months ended October 31, 2000
 (expressed in U.S. dollars)
 (Unaudited)

2  Summary of significant accounting policies

   Development stage company

      The Company's activities have primarily consisted of establishing facilities, recruiting personnel, development, developing business and financial plans and raising capital. Accordingly, the Company is considered to be in the development stage.

   Basis of presentation

   These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated on consolidation. The accompanying interim condensed consolidated financial statements of the Company do not include all notes in annual financial statements and therefore should be read in conjunction with the Company's annual financial statements. The accompanying financial statements include all normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the Company's financial position at October 31, 2000 and its results of operations and cash flows for the three month period then ended.

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

   The convertible preferred shares are not included in the computation of fully diluted loss per share as their effect is anti-dilutive.

3  Supplemental cash flow information

   Cash received for interest                             $    561

   Cash paid for interest                                    3,836

   Supplementary non-cash financing and investing activities

   Common stock issued for consulting services             200,000

 WOWTOWN.COM, INC.
 (A Development Stage Company)
 (formerly Paramount Services Corp.)
 Notes to Condensed and Consolidated Financial Statements
 For the six months ended October 31, 2000
 (expressed in U.S. dollars)
 (Unaudited)

4  Balance sheet components

   Prepaid expenses and deposits

                                                  October 31,   April 30,
                                                       2000         2000

   Security deposit for operating line of credit    $20,424      $21,688
   Other prepaid expenses                             1,259        4,271
                                             ---------------   ----------
                                               $     21,683   $   25,959
                                                ------------   ----------

   Capital assets

                                                  October 31,   April 30,
                                                       2000         2000

   Furniture and fixtures                            $7,531       $8,069
   Office equipment                                   6,136        6,148
   Computer hardware                                 15,215       14,482
                                                ------------   ----------
   Less: Accumulated depreciation                     6,653        3,594
                                                ------------  -----------
                                                $    22,229   $   25,105
                                                 ===========   ==========

   Intangible assets

                                                  October 31,   April 30,
                                                       2000         2000

   Website development costs                        $47,979      $48,270
   Domain names and trademarks                       17,700        9,935
   Computer software                                  6,654        6,784
                                                ------------  -----------
   Less: Accumulated amortization                    44,089       27,527
                                                 -----------  -----------
                                                   $ 28,244     $ 37,462
                                                 ===========  ===========

 WOWTOWN.COM, INC.
 (A Development Stage Company)
 (formerly Paramount Services Corp.)
 Notes to Condensed and Consolidated Financial Statements
 For the six months ended October 31, 2000
 (expressed in U.S. dollars)
 (Unaudited)

   Accounts payable and secured liabilities

                                                  October 31,   April 30,
                                                       2000         2000
   Trade accounts payable                          $155,106      $88,321
   Accrued employee costs                            39,900       11,747
   Other accruals                                    21,027        4,290
                                                ------------  -----------
                                                  $ 216,033    $ 104,358
                                                ============  ===========

5  Bank indebtedness

   The Company has an authorized line of credit of $30,000, secured under deposit, which bears interest at the rate of 5.29% per annum.

6  Demand loan from related party

   The demand loan consists of a promissory note to a shareholder of the Company payable on demand after December 31, 2000. The note bears interest at 10% per annum. The note is secured by 2,500,000 common shares which have been pledged by a majority shareholder of the Company.

7  Commitments

   The Company leases certain facilities and equipment used in its operations under operating leases. Future minimum lease payments under these lease agreements at October 31, 2000 are as follows:

                                            $

   2001                                31,875
   Thereafter                               -

8  Capital stock

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

 WOWTOWN.COM, INC.
 (A Development Stage Company)
 (formerly Paramount Services Corp.)
 Notes to Condensed and Consolidated Financial Statements
 For the six months ended October 31, 2000
 (expressed in U.S. dollars)
 (Unaudited)



8     Capital stock (Continued)

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

   On September 14, 2000 the Company filed a registration statement on form SB-2 with the Securities and Exchange Commission to qualify the sales to the public of the following securities:

o 2,000,000 shares of the Company's common stock at a price of $1.00 per share;

o shares of the Company's common stock that are issuable upon the conversion of the Company's Series A preferred stock;

o 3,090,747 shares of the Company's common stock offered by certain of the Company's shareholders; and

      o 300,000 shares of the Company's common stock issuable upon the exercise of warrants.

   The Company will not receive any funds upon the conversion of the Series A preferred shares or from the sale of the common stock by the selling stockholders. The Company will receive approximately $300,000 if all warrants are exercised.

   During the period, certain of the Company's principal shareholders entered into Agreements with third parties to provide services to the Company. Under the terms of these Agreements, the shareholders sold shares to the third parties at a discount to their fair market value. The shareholders also paid the sum of $150,000 cash under the terms of these Agreements. Accordingly, the Company has recorded $479,000 as additional paid in capital, charges in respect of consulting services of $31,400 and deferred consulting charges of $447,600. The deferred consulting services will be amortized over the terms of the Agreements.

 WOWTOWN.COM, INC.
 (A Development Stage Company)
 (formerly Paramount Services Corp.)
 Notes to Condensed and Consolidated Financial Statements
 For the six months ended October 31, 2000
 (expressed in U.S. dollars)
 (Unaudited)

8  Capital stock (Continued)

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

9  Related party transactions

   Accounts payable to related party consists of amounts payable for development costs and other services provided by a company in which one of the Company's director is a director.

10 Income taxes

   The Company is subject to U.S. Federal and State income taxes.

   The Company has accumulated net operating loss ("NOL") carryforwards totaling $225,000 which can be applied to reduce taxable income in future taxable years. The NOL expire in 2000.

   The potential tax benefit of these losses, if any, has not been recorded in the financial statements.

   Net deferred tax assets consist of the following:


   Start-up expenditures                            $810,000
   Net operating loss carryforwards                  225,000
   Capital assets                                     23,000
   Deferred tax valuation allowance               (1,058,000)
                                               --------------

                                           $               -
                                           =================

WOWTOWN.COM, INC.
 (A Development Stage Company)
 (formerly Paramount Services Corp.)
 Notes to Condensed and Consolidated Financial Statements
 For the six months ended October 31, 2000
 (expressed in U.S. dollars)
 (Unaudited)

10 Income taxes (Continued)

   Based on a number of factors including, the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided.

   The income tax provision for the period ended October 31, 2000, does not differ materially from the amount obtained by applying the applicable statutory income tax rates of 30% to loss before income taxes, net of the valuation allowance of $521,000.

11 Segmented information

   The Company identifies its operating segments based on business activities, management responsibility and geographical location. The Company operates in one single operating segment being the development of internet portals and currently operates 62 city portals including Vancouver, B.C., Las Vegas NV and Seattle, WA. In addition, substantially all of the Company's assets are located in Canada. The Company operates as a regional portal, offering Internet infrastructure-based services to local business and directs Internet users to many businesses and Internet links relevant to the user-base. The Company has registered domain names for the major cities in the U.S. and Canada in order to create similar web sites for other cities.

12 Contingencies and Commitments

   a) On May 23, 2000 the Company entered into a Memorandum of Understanding ("MOU") with SpanTec Limited to form a corporation to be designated WOWtown Latin America Limited. Upon the successful completion of a financing of at least (pound)500,000 by WOWtown Latin America Limited, WOWtown Latin America Limited shall pay SpanTec Limited a fee of 10% of capital raised. Concurrent with the successful completion of the financing, the Company shall issue to SpanTec Limited 100,000 three year common stock warrants for $1.10 per share.

   b) The Company entered into an MOU with BrazilTec Limited on August 4, 2000 to form a corporation to be designated WOWtown Brazil Limited. Upon the successful completion of a financing of at least (pound)500,000 by WOWtown Brazil Limited, WOWtown Brazil Limited shall pay BrazilTec Limited a fee of 10% of capital raised. Concurrent with the successful completion of the financing, the Company shall issue to BrazilTec Limited 100,000 three-year common stock warrants for $1.10 per share.

c) On August 16, 2000 the Company entered into a Technology Licensing Agreement with ThinkView, Inc. for the non-exclusive use of certain ThinkView. Inc. technologies. The agreement is for an initial one year period and will automatically

 WOWTOWN.COM, INC.
 (A Development Stage Company)
 (formerly Paramount Services Corp.)
 Notes to Condensed and Consolidated Financial Statements
 For the six months ended October 31, 2000
 (expressed in U.S. dollars)
 (Unaudited)

12 Contingencies and Commitments (Continued)

   renew for successive one year periods unless otherwise terminated by either party on 60 days notice. Under the terms of the agreement as amended, the Company shall pay ThinkView, Inc. 100,000 shares of the Company's common stock. The market value of this security was $0.875 per share on August 16, 2000. No compensation has been issued. The shares issuable to ThinkView, Inc. cannot be traded for a period of one year from the date of issuance.

   d) The Company entered into an MOU with EuroTec Worldwide Limited on August 18, 2000 to form a corporation to be designated WOWtown Europe Limited. Upon the successful completion of a financing of at least (pound)500,000 by WOWtown Europe Limited, WOWtown Europe Limited shall pay EuroTec Worldwide Limited a fee of 10% of capital raised. Concurrent with the successful completion of the financing, the Company shall issue to EuroTec Worldwide Limited 100,000 three year common stock warrants for $1.10 per share.

   e) By resolution of the Company's directors, the Company has agreed to compensate certain consultants and officers, directors under one year contracts, each at the rate of $100,000 per annum commencing October 1, 2000 and ending September 30, 2001.

13 Subsequent events

   The Company's bank indebtedness was repaid through the application of the Company's deposit.

   The Company entered into a consulting agreement for a three month term commencing November 1, 2000. As consideration under this contract the Company has agreed to issue 25,000 unregistered shares of the Company's common stock. The market value of the Company's commons stock was $0.4375 per share on November 1, 2000.

   The  Company  has  agreed   effective   December  1,  2000  to  issue  30,000
   unregistered common shares of the Company to a person who will become an advisor to the Company.

                       MANAGEMENTS DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS

      During the six months ended October 31, 2000 the Company's sources and use of cash were:

      Cash used by operations                       $(513,987)
      Proceeds from sale of
        common stock                                  150,000
      Purchase of equipment
        and intangible assets.                         (9,320)
      Loan from third party                           200,000
      Bank loan                                        26,921

      The Company expects that its expenses will continue to increase during the next twelve months as a result of increased marketing expenses and the establishment of new websites. The Company expects that its revenues will be substantially less than operating expenses until June 2001.

      The Company is in the development stage company and through October 31, 2000 had not generated any revenues from its operations. During the twelve months ending October 31, 2001 the Company anticipates that it will need capital for the following purposes:

            Fund operating losses:               $1,450,000
            Sales and marketing:                     50,000
            Expansion of internet services:         300,000
            Establishment of additional websites    100,000
                                                -----------

                                                 $1,900,000

      As of October 31, 2000 the Company's current liabilities exceeded its current assets by approximately $439,000. The Company anticipates obtaining the additional capital which it will require through revenues from operations and through a combination of debt and equity financing. There is no assurance that the Company will be able to obtain capital which it will need or that its estimates of capital requirements will prove to be accurate. As of December 15, 2000 the Company did not have any commitments from any source to provide additional capital.

      The Company's independent accountants have stated in their report to the Company's financial statements for the year ended April 30, 2000 that, due to recurring losses from operations, there is substantial doubt as to the Company's ability to continue in business.

                                     PART II

                                OTHER INFORMATION

Item 2.  Changes in Securities.

      During the six months ended October 31, 2000 the Company:

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

Exhibits:

Exhibit 27 - Financial Data Schedule

Reports on Form 8-K:

   During the three months ending October 31, 2000, the Company did not file any reports on form 8-K.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  wowtown.com, Inc.


December 19, 2000                 By  /s/
                                      ---------------------------------------
                                      David Packman, President and Principal
                                       Financial Officer