Form 10QSB
period 2001-01-31
WOWTOWN COM INC
filed 2001-03-26
CIK 1086745

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2001

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

                                       N/A
                       ---------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No____

As of March 20, 2001 the Company had 15,655,067 shares of Common Stock issued and outstanding.

 WOWTOWN.COM, INC.
-------------------------------------------------------------------------------
 (A Development Stage Company)
------------------------------------------------------------------------------
 (formerly Paramount Services Corp.)
 Condensed and Consolidated Balance Sheet
 (expressed in U.S. dollars)
 (Unaudited)

                                               January 31,        April 30,
                                                   2001             2000
                                               -----------       -----------
 Assets
 Current assets
   Cash and cash equivalents                 $      --             149,170
   Other receivables                            13,086               7,318
   Prepaid expenses and deposits (note 4)        2,066              25,959
                                             ----------           ---------

   Total current assets                         15,152             182,447

 Capital assets - net (note 4)                  20,664              25,105

 Intangible assets - net (note 4)               19,700              37,462
                                             ----------         ----------

                                              $ 55,516            $245,014
                                              =========           =========

 Liabilities and Shareholders' Deficiency
 Current liabilities
   Bank overdraft                              $18,388
   Accounts payable and accrued liabilities
      (note 4)                                 272,546            $104,358
   Accounts payable to related parties
      (note 8a)                                 67,492              26,330
   Demand loan from related party (note 5)     200,000                  --
                                            -----------     --------------

   Total current liabilities                  $558,426             130,688

 Shareholders' deficiency
   Capital stock (note 7)
     Authorized
      30,000,000 common shares at par
          value $0.0001
      5,000,000 preferred shares at a
          par value of $0.0001

     Issued
      15,655,067 common shares                   1,566               1,471
      250 preferred shares                           1                   1
   Other capital accounts                    1,320,952             744,697
   Deficit accumulated during the
      development stage                     (1,825,429)           (631,843)
                                           -----------            ---------

   Total shareholders' deficiency             (502,910)            114,326
                                           ------------          ---------

                                           $    55,516           $ 245,014
                                           ============          ==========

                     The Accompanying Notes are an Integral
                       Part of These Financial Statements

 WOWTOWN.COM, INC.
-------------------------------------------------------------------------------
 (A Development Stage Company)
-----------------------------------------------------------------------------
 (formerly Paramount Services Corp.)
 Condensed and Consolidated Statements of Operations
 For the nine months ended January 31, 2001 and for the three months ended January 31, 2001
 (expressed in U.S. dollars)
 (Unaudited)

                                               Three             Nine
                                               Months            Months
                                               ended             ended
                                             January 31,        January 31,
                                                2001              2001
                                             -----------       -----------
 Operating Expenses
   General & administrative                    104,277             434,055
                                              ---------           ---------

      Total operating expenses                  20,000              60,000
                                               -------         -----------

 (Loss) from operations                       ( 20,000)         (   60,000)

 Other income
   Interest                                         --                 580
                                          ------------      --------------

      Total other income (expenses)                 --                 580
                                          ------------      --------------

 Net (loss) from continuing operations      $ ( 20,000)        $(   59,420)
                                            ===========        ============

 Loss from discontinued operations (Note 1)   (275,461)        ( 1,134,166)

 Net (loss)                                   (295,461)        ( 1,193,586)
                                            ===========        ============

 Net (loss) per share from continuing
    operations - Basic and Diluted                  --                  --

 Net (loss) per share - Basic and Diluted  $     (0.02)         $    (0.08)
                                             ==========         ===========

 Weighted average shares
    of common stock outstanding             15,525,616          15,421,143
                                            ==========          ==========








                     The Accompanying Notes are an Integral
                       Part of These Financial Statements

 WOWTOWN.COM, INC.
-------------------------------------------------------------------------------
 (A Development Stage Company)
-------------------------------------------------------------------------------
 (formerly Paramount Services Corp.)
 Condensed and Consolidated Statements of Stockholders' Equity
 For the nine months ended January 31, 2001
 (expressed in U.S. dollars)
 (Unaudited)

                                 Common stock        Preferred stock                  Other capital accounts
                             -------------------   -----------------        -----------------------------------------
                                                                                    Accumulated
                                                                                       Other                                 Total
                                Number               Number              Additional   compre-     Deferred                   Stock-
                                  of                  of                  Paid-in     hensive     consul-                   holders'
                                Shares    Amount     Shares     Amount    Capital     Income       ting       Deficit        equity
----------------------------------------------------------------------------------------------------------------------------------
Balance as of April 30, 2000  14,709,320  $ 1,471      500     $  1      $ 738,908    $ 5,789     $   --    $(631,843)    $114,326

 Conversion of Preferred
   stock to Common Stock
    (note 7)                     390,747       39     (250)                    (39)

 Shares issued for:
   Private placement             200,000       20                          149,980                                          150,000
   Marketing services            325,000       33                          276,179                                          276,212
   Consulting services            30,000        3                           20,339                                           20,342

 Contribution by principal
    shareholder (note 7)                                                   479,000               (348,266)                  130,734

 Comprehensive income
   Loss for the period                                                                                     (1,193,586)   (1,193,586)
   Accumulated other
   comprehensive income
   - foreign currency
     translation                                                                         (938)                                 (938)
------------------------------------------------------------------------------------------------------------------------------------
 Balance as of
  January 31, 2001            15,655,067   $1,566      250    $  1      $1,664,367      $4,851  $(348,266) $(1,825,429)   $(502,910)
                              ==========   ======    =====    =====     ==========      ======  ==========  ===========    ========

                    The Accompanying Notes are an Integral
                       Part of These Financial Statements

 WOWTOWN.COM, INC.
 (A Development Stage Company)
 (formerly Paramount Services Corp.)
 Condensed and Consolidated Statements of Cash Flows
 For the nine months ended January 31, 2001
 (expressed in U.S. dollars)
 (Unaudited)

Cash flows from operating activities
 Loss for the period                                   $(1,193,586)
   Adjustments to reconcile loss for the period
    to net cash used for operating activities
      Amortization                                          30,618
      Non-cash marketing fees in discontinued operations   427,288

Changes in operating working capital items
   Other receivables                                        (5,863)
   Prepaid expenses and deposits                            23,558
   Accounts payable and accrued liabilities                168,188
   Accounts payable to related parties                      41,502
                                                        -----------

                                                          (508,295)

Cash flows from investing activities
   Purchase of capital assets                                 (732)
   Purchase and development of intangible assets            (8,588)
                                                       ------------

                                                            (9,320)

Cash flows from financing activities
   Proceeds from issuance of common stock                  150,000
   Proceeds from demand loan                               200,000
                                                         -----------

                                                           350,000

Effect of exchange rates on cash                                57
                                                       -----------

(Decrease) in cash and cash equivalents                   (167,558)

Cash and cash equivalents - beginning of period            149,170
                                                         ----------

Bank indebtedness - end of period                      $   (18,388)
                                                       ============

Supplementary cash flow information (note 3)



                     The Accompanying Notes are an Integral
                       Part of These Financial Statements

 WOWTOWN.COM, INC.
 (A Development Stage Company)
 (formerly Paramount Services Corp.)
 Notes to Condensed and Consolidated Financial Statements
 For the nine months ended January 31, 2001
 (expressed in U.S. dollars)
 (Unaudited)

1. Nature of operations and going concern

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

On March 5, 2001, Wowtown.com Inc. ("the Company") and its majority shareholder entered into an agreement to sell all of the issued and outstanding capital stock of WOWtown subsidiary to the Company's majority shareholder in exchange for the return of 9,500,000 shares of the Company's common stock, subject to:

(a) approval by the Company's shareholders, in accordance with Delaware General Corporation Law;

(b) shareholders owning not more than 100,000 shares of the Company's common stock having not exercised dissenters rights with respect to the proposed sale;

(c) the termination of all employment agreements between the Company and any employees;

(d) shareholders of the majority shareholder having approved of the purchase of WOWtown subsidiary, in accordance with the provisions of the British Columbia Company Securities Act;

(e) the assignment of contracts entered into by the Company on behalf of WOWtown subsidiary to WOWtown subsidiary or the termination or release of the Company from same; and

(f) the release of the majority shareholder from the guarantee to the lender of $200,000 (note 5) with respect to 2,500,000 common shares of the Company.

WOWTOWN.COM, INC.
 (A Development Stage Company)
 (formerly Paramount Services Corp.)
 Notes to Condensed and Consolidated Financial Statements
 For the nine months ended January 31, 2001
 (expressed in U.S. dollars)
 (Unaudited)


1. Nature of operations and going concern (cont'd)

   The Company has filed a Notice of Special Meeting of Shareholders to be held April 4, 2001 for the purposes of:

(a) approving of the sale of the Company's subsidiary WOWtown subsidiary, as well as certain assets relating to the Company's business to the Company's majority shareholder;

(b) approving the change of name of the Company to Phoenix Star Ventures, Inc.; and

(c) approving a reverse split of the Company's common stock such that each five outstanding shares of the Company's common stock will be converted into one share of common stock.

   Effective February 1, 2001, the Series A preferred shares converted to Series A-1 preferred shares. At the option of the holder, these preferred shares may be converted into common shares equal in number to the amount determined by dividing $1,000 by the conversion price, which is 75% of the average closing bid price of the common shares for the ten trading days preceding the conversion date or $2.00, whichever amount is less.

   The Company did not commence operations until February 2000, as such no comparative income statement or statement of cash flows has been presented.

   Nature of operations

   Until March 5, 2001 Wowtown.com Inc.'s (the "Company") principal business activities included the establishment of internet web site portals for certain cities and local communities in North America. The portals were intended to provide an internet user with a local resource guide for the community. The portals would also offer services for the user and provide the user with discounts and savings for purchases made from merchants featured on the community portal site.

   Going concern

   The Company has not yet generated revenues, has an operating loss and no assurance of future profitability. Even if marketing efforts are successful, substantial time may pass before profitability will be achieved. During this time, the Company will require financing from outside sources to finance the Company's operating and investing activities until sufficient

WOWTOWN.COM, INC.
 (A Development Stage Company)
 (formerly Paramount Services Corp.)
 Notes to Condensed and Consolidated Financial Statements
 For the nine months ended January 31, 2001
 (expressed in U.S. dollars)
 (Unaudited)


1. Nature of operations and going concern (cont'd)

   Going concern (cont'd)

   positive cash flows from operations can be generated. The Company's management has plans to raise the required financing through the sale of equity. There is no assurance that this financing will be available to the Company, accordingly, there is substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements have been prepared on the basis that the Company will be able to continue as a going concern and realize its assets and satisfy its liabilities in the normal course of business, and do not reflect any adjustments which would be necessary if the Company is unable to continue as a going concern.

2. Summary of significant accounting policies

   Development stage company

   The Company's activities have primarily consisted of establishing facilities, recruiting personnel, development, developing business and financial plans and raising capital. Accordingly, the Company is considered to be in the development stage.

   Basis of presentation

   These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated on consolidation. The accompanying interim condensed consolidated financial statements of the Company do not include all notes in annual financial statements and therefore should be read in conjunction with the Company's annual financial statements. The accompanying financial statements include all normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the Company's financial position at January 31, 2001 and its results of operations and cash flows for the nine month period then ended.

   Loss per share

   Basic loss per share is computed by dividing loss for the period by the weighted average number of common shares outstanding for the period. Fully diluted loss per share reflects the potential dilution of securities by including other potential common stock, including

WOWTOWN.COM, INC.
 (A Development Stage Company)
 (formerly Paramount Services Corp.)
 Notes to Condensed and Consolidated Financial Statements
 For the nine months ended January 31, 2001
 (expressed in U.S. dollars)
 (Unaudited)


2. Summary of significant accounting policies (cont'd)

   Loss per share (cont'd)

   convertible preferred shares, in the weighted average number of common shares outstanding for a period, if dilutive.

   The convertible preferred shares are not included in the computation of fully diluted loss per share as their effect is anti-dilutive.

3. Supplemental cash flow information

        Cash received for interest                                     $  580

        Cash paid for interest                                         $3,836

        Supplementary non-cash financing and investing activities

            Common stock issued for consulting services               355,000

4. Balance sheet components

   Prepaid expenses and deposits
                                                    January 31,       April 30,
                                                       2001             2000
                                                    -----------       ---------

   Security deposit for operating line of credit$          --        $  21,688
   Other prepaid expenses                               2,066            4,271
                                                    ----------       ----------

                                                   $    2,066        $  25,959
                                                    ==========       ==========

   Capital assets
                                                January 31,       April 30,
                                                    2001              2000
                                                 ---------        ----------

   Furniture and fixtures                      $    7,531      $    8,069
   Office equipment                                 6,136           6,148
   Computer hardware                               15,215          14,482
                                               ----------       ---------

WOWTOWN.COM, INC.
 (A Development Stage Company)
 (formerly Paramount Services Corp.)
 Notes to Condensed and Consolidated Financial Statements
 For the nine months ended January 31, 2001
 (expressed in U.S. dollars)
 (Unaudited)

4. Balance sheet components (cont'd)

   Capital assets (cont'd)

   Less: Accumulated depreciation                   8,218           3,594
                                              -----------    ------------

                                                $  20,664       $  25,105
                                                =========       =========

   Intangible assets
                                                January 31,       April 30,
                                                    2001              2000
                                                ---------         ---------

   Website development costs                      $47,979         $48,270
   Domain names and trademarks                     17,700           9,935
   Computer software                                6,654           6,784
                                              -----------        --------

   Less: Accumulated amortization                  52,633          27,527
                                               ----------      ----------

                                               $   19,700      $   37,462
                                               ==========      ==========

   Accounts payable and accrued liabilities

                                                January 31,       April 30,
                                                    2001              2000
                                                ---------         ------------

   Trade accounts payable                        $182,056         $88,321
   Accrued employee costs                          42,807           11,74
   Other accruals                                  47,683           4,290
                                              -----------        --------

                                               $  272,546       $ 104,358
                                               ==========       =========

5. Demand loan from related party

   The demand loan consists of a promissory note payable on demand after December 31, 2000. The note bears interest at 10% per annum. The note is secured by 2,500,000 common shares which have been pledged by a majority shareholder of the Company.

WOWTOWN.COM, INC.
 (A Development Stage Company)
 (formerly Paramount Services Corp.)
 Notes to Condensed and Consolidated Financial Statements
 For the nine months ended January 31, 2001
 (expressed in U.S. dollars)
 (Unaudited)


6. Commitments

   The Company leases certain facilities and equipment used in its operations under operating leases. Future minimum lease payments under these lease agreements at January 31, 2001 are as follows:

        2001                                          31,875
        Thereafter                                        --

7. Capital stock

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

   The Company issued 30,000 common shares of the Company to a person who became an advisor to the Company. The market value of this security was $1.25 per share on July 17, 2000. The shares cannot be traded for a period of one year from the date of issuance.

   On August 16, 2000 the Company entered into a Technology Licensing Agreement for the nonexclusive use of certain technologies. The agreement is for an initial one year period and will automatically renew for successive one year periods unless otherwise terminated by either

WOWTOWN.COM, INC.
 (A Development Stage Company)
 (formerly Paramount Services Corp.)
 Notes to Condensed and Consolidated Financial Statements
 For the nine months ended January 31, 2001
 (expressed in U.S. dollars)
 (Unaudited)

7. Capital stock (Continued)

   Common stock (Continued)

   party on 60 days notice. Under the terms of the agreement as amended, the Company issued 100,000 shares of the Company's common stock. The market value of this security was $0.875 per share on August 16, 2000. The shares cannot be traded for a period of one year from the date of issuance.

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

   The Company issued 25,000 shares of the common stock as consideration for marketing services for a term of three months commencing November 1, 2000. The market value of this security was $0.4375 per share on November 1, 2000. The shares cannot be traded for a period of one year from the date of issuance.

   During the period, certain of the Company's principal shareholders entered into Agreements with third parties to provide services to the Company. Under the terms of these Agreements, the shareholders sold shares to the third parties at a discount to their fair market value. The shareholders also paid the sum of $150,000 cash under the terms of these Agreements. Accordingly, the Company has recorded $479,000 as additional paid in capital, charges in respect of consulting services of $130,734 and deferred consulting charges of $348,266. The deferred consulting services will be amortized over the terms of the Agreements.

WOWTOWN.COM, INC.
 (A Development Stage Company)
 (formerly Paramount Services Corp.)
 Notes to Condensed and Consolidated Financial Statements
 For the nine months ended January 31, 2001
 (expressed in U.S. dollars)
 (Unaudited)

7. Capital stock (Continued)

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

8. Related party transactions

   Accounts payable to related party consists of amounts payable for development costs and other services provided by a company in which one of the Company's director is a director and advances from individuals who are directors and offices of the Company. Advances to the Company are non-interest bearing and due with no fixed term of repayment.

9. Income taxes

   The Company is subject to U.S. Federal and State income taxes.

   The  Company  has  accumulated  net  operating  loss  ("NOL")   carryforwards
   totalling $225,000 which can be applied to reduce taxable income in future taxation years. The NOL expire in 2000.

   The potential tax benefit of these losses, if any, has not been recorded in the financial statements.

   Net deferred tax assets consist of the following:

   Start-up expenditures                         $ 1,060,000
   Net operating loss carryforwards                  225,000
   Capital assets                                     23,000
   Deferred tax valuation allowance               (1,308,000)
                                                  -----------

                                                 $        --
                                                  -----------

WOWTOWN.COM, INC.
 (A Development Stage Company)
 (formerly Paramount Services Corp.)
 Notes to Condensed and Consolidated Financial Statements
 For the nine months ended January 31, 2001
 (expressed in U.S. dollars)
 (Unaudited)


9. Income taxes (cont'd)

   Based on a number of factors including, the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided.

   The income tax provision for the nine month period ended January 31, 2000, does not differ materially from the amount obtained by applying the applicable statutory income tax rates of 30% to loss before income taxes, net of the valuation allowance of $1,308,000.

10.   Segmented information

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

11.   Discontinued operations

   On March 5, 2001, the Company adopted a plan to dispose of its wowtown internet web portal business.

                                        Three Months Ended    Nine Months Ended
                                         January 31, 2001        January  31,
                                        ------------------    ----------------
   2001
   Income Statement Data:

        Operating Expenses                   $ 275,461          $ 1,134,166
                                               -------            ---------
        Loss from discontinued operation     $(275,461)         $(1,134,166)
                                              =========          ===========

WOWTOWN.COM, INC.
 (A Development Stage Company)
 (formerly Paramount Services Corp.)
 Notes to Condensed and Consolidated Financial Statements
 For the nine months ended January 31, 2001
 (expressed in U.S. dollars)
 (Unaudited)


11.   Discontinued operations (cont'd)

   Balance Sheet Data:                        January 31, 2001

        Other receivables                       $ 13,086
        Prepaid expenses and deposits              2,066
        Capital assets                            20,664
        Intangible assets                         19,700
                                                 -------

        Total assets of discontinued operations $ 55,516
                                                 =======

   Accounts payable and accrued liabilities     $165,000
                                                 =======

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS

      During the nine months ended January 31, 2001 the Company's sources and use of cash were:

      Cash used by operations                     $  (508,295)
      Proceeds from sale of
        common stock                                  150,000
      Purchase of equipment
        and intangible assets.                         (9,320)
      Loan from third party                           200,000

      The Company's independent accountants have stated in their report to the Company's financial statements for the year ended April 30, 2000 that, due to recurring losses from operations, there is substantial doubt as to the Company's ability to continue in business.

      As explained in Part II, Item 5 of this report the Company plans to discontinue its present business.

                                     PART II

                                OTHER INFORMATION

Item 2.  Changes in Securities.

      During the nine months ended January 31, 2001 the Company:

(1) issued 390,747 shares of common stock as a result of the conversion of 250 Series A Preferred Shares,

(2) issued 355,000 shares of common stock for marketing and consulting services, and

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

      The shares described above are "restricted securities" as that term is defined in Rule 144 of the Securities and Exchange Commission.

Item  5. Other Information

      The Company was incorporated on December 18, 1997. Prior to February 7, 2000 the Company was inactive.

      On February 7, 2000 the Company acquired all of the issued and outstanding shares of Wowtown.com, Inc., a Nevada corporation ("Wowtown/Nevada"), in exchange for 10,000,000 (post split) shares of the Company's common stock. Wowtown/Nevada was incorporated on June 9, 1999. Following the acquisition of Wowtown/Nevada, the Company's shareholders approved a resolution to change the name of the Company to wowtown.com, Inc.

      Following the acquisition of Wowtown/Nevada, David Packman was appointed President as well as director, Stephen Jackson was appointed Vice President, Secretary, Treasurer and a Director, Patrick Helme was appointed Vice President and a Director, and David Jackson was appointed Chief Executive Officer and a Director.

      The Company's business involves establishing websites which provide information regarding certain cities in the United States, Canada and other countries. Each website has, a directory of restaurants, hotels, sporting events, entertainment, tourist attractions and similar information. Those wanting more information regarding a particular business establishment are linked directly to the particular establishment's website.

      The Company's main website, located at www.wowtown.com, provides information on the Company and membership benefits for businesses and consumers. The main website enables internet users to connect to the Company's other websites. In June 1999 the Company established its first operational website for the Vancouver, British Columbia metropolitan area. Since then the Company has established 61 other websites, primarily for cities located in the United States and Canada.

      During the nine months ending January 31, 2001, the Company had a loss of $(1,193,586). As of January 31, 2001 the Company had a negative stockholders' equity of $(502,910). The Company continued to suffer losses during February and March 2001. Although the management of the Company is of the opinion that the Company's present business may ultimately be successful, management nevertheless expects that the Company will need over $1,000,000 in additional capital before the Company's revenues equal expenses. Considering the present attitude of the investment community toward internet related enterprises, management does not anticipate that it will be able to obtain this additional capital.

      Consequently, the Company's management believes it is in the best interest of the Company's shareholders to dispose of its current business and attempt to acquire a new business which may provide more value to the Company's shareholders. To further this objective the Company entered into an agreement with 595796 B.C., Ltd., the former owners of Wowtown/Nevada, which provides for the following:

     The Company will sell to 595796 B.C. Ltd. all of the shares of Wowtow/Nevada, as well as certain other assets incidental to the business of Wowtown/Nevada (i.e. trademarks, trade names, Internet domain addresses, and office equipment) in consideration for:

o the return to the Company by 595796 B.C. Ltd. of 9,500,000 shares of the Company's common stock;
o the assumption by 595796 B.C. Ltd. of liabilities of approximately $165,000 and certain contractual commitments relating to Wowtown/Nevada's business; and
o the forgiveness by 595796 B.C. Ltd. and any officer, employee, shareholder or affiliate of 595796 B.C. Ltd. of any loans or advances made by such persons to the Company.

      In anticipation for the sale of Wowtown/Nevada the Company entered into a Consulting Agreement with Stephen Jackson which provides the Company will pay Mr. Jackson $6,000 for devoting at least 25% of his time to the Company's business during the two month period ending April 30, 2001. The Company also granted Mr. Jackson an option to purchase 500,000 shares of the Company's common stock at a price of $0.06 pre share at any time prior to April 30, 2002.

     In addition, the Company agreed to include the remaining 126,500 shares which 595796 B.C. Ltd. will own after the sale of Wowtown/Nevada in any amended or future registration statement which may be filed by the Company.

      Since the sale of Wowtown/Nevada would represent the sale of substantially all of the Company's assets, the Delaware General Corporation Law requires that the shareholders of the Company approve this sale. Accordingly, the Company has scheduled a special meeting of shareholders to be held on April 4, 2001 for the purpose of approving the sale of Wowtown/Nevada and approving a five-for-one reverse split of the Company's common stock.

      If the Company's shareholders approve the sale of Wowtown/Nevada the Company's present management, with the exception of Stephen C. Jackson, will resign. The Company will then attempt to acquire a new business. As of the date of this proxy statement the Company had not identified any business which is available for acquisition. It may be expected that new officers and directors will be appointed if a new business is acquired

Item  6.    Exhibits and Reports on Form 8-K:

Exhibits:

No exhibits are filed with this report

Reports on Form 8-K:

      During the three months ending January 31, 2001, the Company did not file any reports on form 8-K.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  wowtown.com, Inc.


March __, 2001                    By /s/ David Packman
                                     ------------------------
                                     David Packman, President and Principal
                                     Financial Officer


                                  By /s/ David Packman
                                     ------------------------
                                    David Packman, Principal Accounting Officer