Form 10KSB
period 2001-04-30
PHOENIX STAR VENTURES INC
filed 2001-08-14
CIK 1086745

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2001
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-26277

                           Phoenix Star Ventures, Inc.
                          ----------------------------
                 (Name of Small Business Issuer in its charter)

                Delaware                                    98-0204758
         ------------------------                      --------------------
         (State of incorporation)                        (IRS Employer
                                                       Identification No.)
      999 West Hastings St., Suite 450
        Vancouver, British Columbia                             V6C 2W2
-----------------------------------------           ---------------------------
   (Address of Principal Executive Office)                     Zip Code

Registrant's telephone number, including Area Code: (604)-633-2556 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues during the year ended April 30, 2001 were Nil.

The aggregate market value of the voting stock held by non-affiliates of the Company, (1,187,712 shares) based upon the average bid and asked prices of the Company's common stock on July 31, 2001 was approximately $89,078.

Documents incorporated by reference:      None

As of July 31, 2001 the Company had 6,231,012 issued and outstanding shares of common stock.

ITEM 1. DESCRIPTION OF BUSINESS

     At present, we do not have any material business operations.  We are in the
process  of   reorganizing   our  affairs,   and,   upon   completion   of  this
reorganization, we will be seeking candidates for merger or acquisition.

     We were originally incorporated in Delaware on December 18, 1997, under the name Internet International Communications Ltd. On May 7, 1999, we changed our name to Paramount Services Corp.

     On February 7, 2000 we acquired all of the outstanding shares of wowtown.com, Inc. a Nevada corporation in exchange for 10,000,000 pre-split shares of our common stock. On February 25, 2000 we changed our name from Paramount Services Corp. to wowtown.com, Inc. in order to properly reflect our new business and on February 21, 2000 the name of wowtown.com, Inc., the Nevada corporation which we acquired, was changed to wowtown.com (Nevada), Inc. in order to eliminate confusion between ourselves and our newly acquired subsidiary.

      The Company's business originally involved establishing websites which provided information regarding certain cities in the United States, Canada and other countries. Each website had a directory of restaurants, hotels, sporting events, entertainment, tourist attractions and similar information. Those wanting more information regarding a particular business establishment were linked directly to the particular establishment's website.

The Company expected to generate revenues from listing business establishments in the Company's directory, designing and maintaining websites for particular business establishments, and by displaying advertising on the Company's websites. However, the Company was unsuccessful in establishing the necessary base of business listings and very minimal revenue was earned. Marketing and development operations were suspended and the Company currently has no business activity.

In April 2001 we sold all of the issued and outstanding shares of wowtown.com (Nevada), Inc. in exchange for the return to treasury of 1,900,000 shares of our common stock, the assumption of liabilities of approximately $165,000 and certain contractual commitments relating to wowtown.com (Nevada) Inc.'s business; and the forgiveness by 595796 B.C. Ltd. and any officer, employee, shareholder or affiliate of 595796 B.C. Ltd. of any loans or advances made by such persons to the Company. On April 12, 2001 we changed our name to Phoenix Star Ventures, Inc.

     In connection with the disposition of wowtown.com (Nevada), Inc., the Company reduced the number of the Company's outstanding shares by approving reverse split of the shares of the Company's common stock such that each five outstanding shares of the Company's common stock automatically converted into one share of common stock.

Following the sale of wowtown.com (Nevada), Inc., the Company's management, with the exception of Stephen C. Jackson, resigned.

      The Company is presently reorganizing its affairs and is attempting to merge with or acquire a new business but as yet has not identified any business which is available for merger or acquisition. Although the Company does not have any plans to appoint any new officers or directors at the present time, it may be expected that new officers and directors will be appointed if a new business is acquired.

      All historical share data in this report has been adjusted to reflect a five-for-one reverse stock split that was effective April 12, 2001.

Offices and Employees

      Our executive offices are located at Suite 450, 999 West Hastings Street, Vancouver, British Columbia V6C 2W2 where we lease approximately 1,858 square feet of space.

      As of July 31, 2001 we had no full time employees.

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

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------
      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

      A special meeting of the shareholders of the Company was held at Suite 450, 999 West Hastings Street, Vancouver, British Columbia, Canada on April 4, 2001, at 10:00 A.M., and the following resolutions were adopted:

1. The sale of the Company's subsidiary, wowtown.com (Nevada) Inc., to 595796 B.C. Ltd., as well as certain other assets incidental to the business of wowtown.com (Nevada), Inc. (i.e. trademarks, trade names, Internet domain addresses, and office equipment) in consideration for:

o the return to the Company by 595796 B.C. Ltd. of 1,900,000 (post-split) shares of the Company's common stock;
o the assumption by 595796 B.C. Ltd. of liabilities of approximately $165,000 and certain contractual commitments relating to wowtown.com (Nevada), Inc.'s business; and

o the forgiveness by 595796 B.C. Ltd. and any officer, employee, shareholder or affiliate of 595796 B.C. Ltd. of any loans or advances made by such persons to the Company

2.    The change of the name of the Company to Phoenix Star Ventures, Inc.

3.   The  reverse  split  the  Company's   common  stock  such  that  each  five
     outstanding shares of the Company's common stock are converted into one share of common stock.

      These resolutions were approved by the following votes:

      Resolution 1:           Votes in favor:        10,595,503
                              Votes against:             19,950
                              Votes abstaining:          12,550

      Resolution 2:           Votes in favor:        13,170,264
                              Votes against:              9,550
                              Votes abstaining:          14,290

      Resolution 3:           Votes in favor:        13,093,303
                              Votes against:             85,728
                              Votes abstaining:          15,073

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of July 31, 2001, we had 6,231,012 outstanding shares of common stock and approximately forty-three stockholders of record. We believe the number of beneficial owners may be greater due to shares held by brokers, banks, and others for the benefit of their customers. Our common stock began trading on the National Association of Securities Dealers OTC Bulletin Board on March 9, 2000. Set forth below are the range of high and low closing prices for the periods indicated as reported by the NASD. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The market quotations have been adjusted to reflect the 5:1 reverse split of the Company's stock which was effective April 12, 2001.

                                            Closing Prices
            Quarter Ended                High              Low

            April 30, 2000              $7.50             $3.13
            July 31, 2000                7.34              4.38
            October 31, 2000             4.22              1.88
            January 31, 2001             0.75              0.33
            April 30, 2001               0.18              0.05
            July 31, 2001                0.15              0.05

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

Recent Sales of Unregistered Securities

      During the past three years the Company has issued the following unregistered securities:

      On February 7, 2000 10,000,000 pre-split common shares were issued to a company controlled by present and former directors and officers of the Company in exchange for wowtown.com (Nevada), Inc. This transaction was exempted from registration pursuant to section 4(2) of the Securities Act of 1933.

      On February 7, 2000 200,000 pre-split common shares were issued to a company controlled by a former director of the Company for consulting services rendered in connection with the acquisition of wowtown.com (Nevada), Inc. and valued at $6,250. This transaction was exempted from registration pursuant to section 4(2) of the Securities Act of 1933.

      On February 7, 2000 500 Series A preferred shares were issued to two purchasers for $500,000 cash. The sales of the Series A preferred shares were exempt from registration pursuant to Rule 506 of the Securities and Exchange Commission. Each Series A preferred share may be converted, at the option of the holder, into shares of our common stock equal in number to the amount determined by dividing $1,000 by the conversion price, which is 75% of the average closing bid price of our common stock for the ten trading days preceding the conversion date or $2.00, whichever amount is less. However, the terms of the Series A preferred stock provide that no less than 500 shares of common stock may be issued upon the conversion of any Series A preferred share.

      On March 31, 2000 11,320 pre-split common shares were issued to a two companies controlled by former directors and officers of the Company for consulting services rendered and valued at $18,680. These transactions were exempted from registration pursuant to section 4(2) of the Securities Act of 1933.

      On May 9, 2000 a holder of 250 Series A preferred shares converted these shares into 390,747 pre-split shares of our common stock. The Company did not receive any consideration for the conversion of these issuance of these shares. This transaction was exempted from registration pursuant to section 3a(9) of the Securities Act of 1933.

      On May 30, 2000 200,000 pre-split common shares were issued to a shareholder of the Company for $150,000 cash. This transaction was exempted from registration pursuant to section 4(2) of the Securities Act of 1933.

      On June 12, 2000 200,000 pre-split common shares were issued to two consultants of the Company as partial payment for marketing services valued at $226,000. These transactions were exempted from registration pursuant to section 4(2) of the Securities Act of 1933.

      On July 17, 2000 30,000 pre-split common shares were issued to an advisor to the Company as payment for consulting services valued at $37,500. This transaction was exempted from registration pursuant to section 4(2) of the Securities Act of 1933.

      On August 16, 2000 the Company issued 100,000 pre-split common shares to a contractor of the Company for a technology license valued at $87,500. This transaction was exempted from registration pursuant to section 4(2) of the Securities Act of 1933.

      On November 1, 2000 the Company issued 25,000 pre-split common shares to a consultant for marketing services valued at $10,937.50. This transaction was exempted from registration pursuant to section 4(2) of the Securities Act of 1933.

      On April 18, 2001 the Company issued 5,000,000 post-split common shares in settlement of a debt in the amount of $200,000. This resulted in the lender obtaining control of the Company. This transaction was exempted from registration pursuant to section 4(2) of the Securities Act of 1933.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     On April 12, 2001 we disposed of all of the outstanding shares of wowtown.com (Nevada), Inc. and changed our name from wowtown.com, Inc. to Phoenix Star Ventures, Inc. in order to disassociate the Company from our previous business involving wowtown.com (Nevada), Inc.

      The Company's business originally involved establishing websites which provided information regarding certain cities in the United States, Canada and other countries. Each website had a directory of restaurants, hotels, sporting events, entertainment, tourist attractions and similar information. Those wanting more information regarding a particular business establishment were linked directly to the particular establishment's website.

      The Company expected to generate revenues from listing business establishments in the Company's directory, designing and maintaining websites for particular business establishments, and by displaying advertising on the Company's websites. However, the Company was unsuccessful in establishing the necessary base of business listings and very minimal revenue was earned. Marketing and development operations were suspended and the Company currently has no business activity.

      Following the transaction, 595796 B.C. Ltd. returned to the Company 1,900,000 (post-split) shares of common stock. See Notes 2 and 6 to the April 30, 2001 financial statements. As such, up to April 12, 2001 wowtown.com (Nevada), Inc.'s historical financial statements are reported as our financial statements. The following summary financial data and related discussion is limited to the operating results of wowtown.com (Nevada), Inc. up to April 12, 2001. Prior to the acquisition of wowtown.com (Nevada), Inc. we had not generated any revenue and had not commenced any operations other than initial corporate formation and capitalization.

      The financial data presented below should be read in conjunction with the more detailed financial statements and related notes which are included elsewhere in this report.

Summary Financial Data

Discontinued Operations:
                                              Year Ended April 30, 2001
Statement of Operations Information
      Operating Expenses                           $  (1,555,059)
      Gain on disposal of subsidiary                     217,198
                                                  ----------------
                                                    $ (1,337,861)

      We have not declared any common stock dividends since our inception.

Liquidity and Capital Resources
-------------------------------

      Since inception (June 9, 1999) and through April 30, 2001 our sources and use of cash were:

      Cash used by operations                   $(826,928)
      Proceeds received from sale of
        Preferred Stock                           500,000
      Purchase of equipment                       (29,925)
      Other                                       (37,519)
      Proceeds from sale of Common Stock          150,000

      The loans from shareholders were $27,251. The loan from a third party in the amount of $200,000 was converted into 5,000,000 post split shares of the Company on April 18, 2001.

      We expect our expenses will decrease substantially over the next twelve months as on-going operations will be focused on searching out new business ventures for the Company.

      During the twelve months ending April 30, 2002 we anticipate that we will need $165,000 in additional capital to pay outstanding liabilities and $125,000 in additional capital to pay operating expenses.

      We anticipate obtaining the capital which we will require through a combination of debt and equity financing. There is no assurance that we will be able to obtain capital we will need or that our estimates of our capital requirements will prove to be accurate. As of the date of this report we did not have any commitments from any source to provide additional capital.

ITEM 7.  FINANCIAL STATEMENTS

   See the financial statements attached to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Effective April 10, 2001 we retained N.I. Cameron Inc. ("NIC") to act as our independent accountant. In this regard NIC replaced PricewaterhouseCoopers LLP ("PWC") which audited our financial statements for the fiscal years ended April 30, 2000 and 1999. The reports of PWC for these fiscal years did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During our two most recent fiscal years and subsequent interim periods, there were no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of PWC would have caused PWC to make reference to such disagreements in its reports.

      We have authorized PWC to discuss any matter relating to our operations with NIC.

      The change in our auditors was recommended and approved by our board of directors. We do not have an audit committee.

      During the two most recent fiscal years and subsequent interim period ending April 10, 2001 we did not consult NIC regarding the application of accounting priciples to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was the subject of a disagreement or what is defined as a reportable event by the Securities and Exchange Commission.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Name                 Age    Position

   Stephen C. Jackson      47     President, Secretary, Treasurer and a director

      Stephen C. Jackson, has been an officer and director of our corporation since February 7, 2000. He was editor and features articles writer for the Vancouver Market Report and has been an officer of several other public companies in Canada. Through his private consulting practice, which he has operated since 1980, he has provided services to a wide variety of private corporations. Mr. Jackson is a past director of the BC Taxi Association and former director with a regional Chamber of Commerce.

      Each director holds office until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the board of directors. Stephen Jackson devotes a limited amount of his time to our business.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation received by our Chief Executive Officer. None of our former or current executive officers received in excess of $100,000 in compensation during the fiscal year ended April 30, 2001 or during any other twelve month period.

Name and
Principal          Fiscal                    Other Annual  Restricted    Options
Position            Year     Salary  Bonus   Compensation  Stock Awards  Granted
--------            ----     ------  -----   ------------  ------------  -------

Stephen C. Jackson  2001    $15,085     --      $21,085          --      100,000
President, Secretary
and Treasurer

      In connection with the sale of its subsidiary, the Company entered into a Consulting Agreement with Stephen Jackson under which the Company paid Mr. Jackson $6,000 during the two month period ending April 30, 2001. The Company also granted Mr. Jackson an option to purchase 100,000 shares of the Company's common stock at a price of $0.30 per share at any time prior to April 30, 2002. See Item 1 of this report. In addition, the Company agreed to include the shares issuable upon the exercise of the option to Mr. Jackson in any amended or future registration statement which may be filed by the Company.

Employment Agreements
---------------------

      We do not have any consulting or employment agreements with any person.

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

Options Granted During Fiscal Year Ending April 30, 2001:

      The following tables set forth information concering the options granted, during the twelve months ended April 30, 2001, to the Company's officers and directors, and the value of all unexercised options (regardless of when granted) held by these persons as of April 30, 2001, exclusive of options cancelled or which expired by their terms.

                                       % of Total Options   Exercise
                 Date of   Options    Granted to Employees,  Price    Expiration
Name              Grant   Granted (#) Officers & Directors  Per Share    Date
----              -----   ----------- --------------------- --------- ----------

Stephen Jackson  02/28/01   100,000           100%             $0.30    04/30/02


Option values


                                                 Number of Securities
                                                     Underlying        Value of Unexercised
                                                    Unexercised            In-the-Money
                                                  at April 30, 2001   Options at April 30, 2001
                 Shares Acquired    Value           Exercisable/      Exercisable/Unexercisable
Name             on Exercise (1)    Realized (2)  Unexercisable (3)             (4)
----             ---------------    ------------  -----------------   -------------------------


Stephen Jackson            --             --          100,000/--               --/--



Long Term Incentive Plans - Awards in Last Fiscal Year

      None.

Employee Pension, Profit Sharing or other Retirement Plans
----------------------------------------------------------

      We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Directors' Compensation
-----------------------

      At present we do not pay our directors for attending meetings of the board of directors, although we expect to adopt a director compensation policy in the future. We have no standard arrangement pursuant to which our directors are compensated for any services provided as a director or for committee participation or special assignments.

      Except as disclosed elsewhere in this report none of our directors received any compensation from us during the year ended April 30, 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

     The following table sets forth, as of July 31, 2001, information with respect to the only persons owning beneficially 5% or more of our outstanding common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by our officers and directors as a group.
Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

                                      Shares of                   Percent of
Name and Address                   Common Stock (2)               Class  (3)
----------------                  --------------------          ----------------

Stephen C. Jackson                   43,300(1)(2)                   .7%(1)
999 West Hastings St., Suite 450
Vancouver, B.C. V6C 2W2
Canada

Century Capital Management Ltd.   5,000,000                         80%
2438 Marine Drive, Suite 215
West Vancouver, BC  V7V 1L2
Canada

All Officers and Directors           43,300(1)                      .7%
  as a Group (1 persons)

(1) Shares are owned of record by 595796 B.C. Ltd. Mr. Jackson is a controlling person of this corporation and is therefore considered to be the beneficial owner of these shares.

(2) Excludes shares issuable prior to November 30, 2002 upon the exercise of options or warrants granted to the following persons.

      Name                   Options exercisable prior to November 30, 2002
      ----                   ----------------------------------------------
      Stephen C. Jackson                    100,000

(3) Computed without giving effect to any shares issuable upon the exercise of any warrants or options or upon the conversion of any promissory notes or other convertible securities.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      We have issued shares of our common stock to the following persons during the past two years, who are or were affiliated with the Company:

                        Date of     Number
     Name               Issuance    of Shares              Consideration
     ----               ---------   ---------   ------------------------------

595796 B.C. Ltd. (1)      02/00     2,000,000   100 Shares of wowtown.com,
                                               (Nevada) Inc. valued at $500.00

Century Capital           02/00        40,000   Consulting services valued at
Management Ltd. (2)                             $10.00

Century Capital           04/01     5,000,000   Loan of $200,000
Management Ltd. (2)

535735 B.C. Ltd.(3)       03/00           707   Consulting services valued at
                                                $5,840

Pedpac Marketing Ltd.(4)  03/00         1,556   Consulting services valued at
                                                $12,839

(1) The beneficial owners of 595796 B.C. Ltd. are David B. Jackson, David Packman, Stephen C. Jackson, Guy Prevost, Sarah Moen and Patrick Helme. A total of 1,900,000 shares were returned to the Company and cancelled in connection with the sale of the Company's subsidiary. See Item 1 of this report.
(2)  The beneficial owner of Century Capital Management Ltd. is Andrew Hromyk.
(3) The beneficial owners of 535735 B.C. Ltd. are Patrick Helme, Sarah Moen and Guy Prevost.
(4)  The beneficial owner of PedPac Marketing Ltd. is David Packman.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Number             Exhibit                                  Page Number
------             -------                                  -----------

1                  Underwriting Agreement                       N/A
                                                            -----------

3.1                Certificate of Incorporation and
                   Amendments                                   (1)
                                                         ---------------

3.2                Bylaws                                       (1)
                                                         ---------------

4.1                Certificate of Designation of
                   Series A-1 preferred stock                   (1)
                                                         ----------------

5.                 Opinion of Counsel                          None
                                                         -----------

10.         Agreement Regarding Sale of wowtown.com
            (Nevada), Inc.
                                                         -----------

(1) Incorporated by reference to the same exhibit number in the Company's registration statement on Form SB-2 (Commission File # 333-38802).

Reports on Form 8-K

      The following reports on Form 8-K were filed during the three months ended April 30, 2001:

      Report Date                   Subject

      April 10, 2001                Change in the Company's accountants
      April 12, 2001                Sale of the Company's subsidiary

                              FINANCIAL STATEMENTS

                                Table of Contents




Independent Auditors' Report

Consolidated Financial Statements

   Consolidated Balance Sheet

   Consolidated Statements of Operations

   Consolidated Statements of Stockholders' Equity

   Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)

                        Consolidated Financial Statements
                                 April 30, 2001
                           (expressed in U.S. dollars)

                                AUDITORS' REPORT



To the Stockholders of
Phoenix Star Ventures, Inc.


We have audited the consolidated balance sheet of Phoenix Star Ventures, Inc. (a development stage enterprise) (formerly wowtown.com, Inc.) as at April 30, 2001 and the consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at April 30, 2001 and the results of its operations and its cash flows for the period from June 9, 1999 (date of incorporation) to April 30, 2001 in accordance with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in note 2 to the financial statements, the company has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements for the period from June 9, 1999 (date of incorporation) to April 30, 2000 were audited by PricewaterhouseCoopers LLP, Chartered Accountants. Their audit report for the period ended April 30, 2000 was dated July 14, 2000.





                                                      /s/ N.I. Cameron Inc.

Vancouver, B.C.                                       CHARTERED ACCOUNTANTS
July 10, 2001

                            PHOENIX STAR VENTURES, INC.
                          (a development stage enterprise)
                            (formerly wowtown.com, Inc.)
                             Consolidated Balance Sheet
                                   April 30, 2001
                            (expressed in U.S. dollars)

                                                           2001        2000
                                                        ------------------------
                                       ASSETS
CURRENT ASSETS
   Cash and cash equivalents                            $     -      $ 149,170
   Other receivables                                          -          7,318
   Prepaid expenses and deposits                              -         25,959
                                                        ------------------------
                                                              -        182,447
CAPITAL ASSETS - net (Notes 3 and 5)                          -         25,105
INTANGIBLE ASSETS - net (Notes 3 and 5)                       -         37,462
                                                        ------------------------
                                                        $     -      $ 245,014
                                                        ========================

                                    LIABILITIES
CURRENT LIABILITIES
   Bank overdraft                                       $    18      $       -
   Accounts payable and accrued liabilities             119,032        104,358
   Accounts payable to related party                          -         26,330
   Advances from stockholder (Note 8)                    27,251              -
                                                        ------------------------
                                                        146,301        130,688
                                                        ------------------------

                           STOCKHOLDERS' EQUITY (DEFICIT)
CAPITAL STOCK (Note 6)
   Authorized
    30,000,000 common shares at par value of $0.0001
    5,000,000 preferred shares at par value of $0.0001
   Issued
     6,231,012 common shares                                623          1,471
               250 preferred shares                           1              1
OTHER CAPITAL ACCOUNTS                                1,941,644        744,697
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE     (2,088,569)      (631,843)
                                                     ---------------------------
                                                       (146,301)       114,326
                                                        ------------------------
                                                        $     -      $ 245,014
                                                       =========================
GOING CONCERN (Note 2)
COMMITMENTS (Note 12)
CONTINGENT LIABILITIES (Note 11)

APPROVED BY THE DIRECTOR




                                         .

                            PHOENIX STAR VENTURES, INC.
                          (a development stage enterprise)
                            (formerly wowtown.com, Inc.)
                        Consolidated Statement of Operations
                         For the Year Ended April 30, 2001
                            (expressed in U.S. dollars)

                                                        Year      Period from
                                                        Ended     June 9, 1999
                                                       April 30,   to April 30,
                                                         2001         2000
                                                       ---------  --------------

OTHER EXPENSES
   General and administrative                         $  119,426   $  80,193
                                                      ------------------------
TOTAL OPERATING EXPENSES                                 119,426      80,193
                                                      ------------------------

OTHER INCOME
   Interest                                                  561       1,626
                                                      ------------------------
NET LOSS FROM CONTINUING OPERATIONS                     (118,865)    (78,567)

LOSS FROM DISCONTINUED OPERATIONS                     (1,337,861)   (337,827)
                                                      ------------------------

NET LOSS FOR THE PERIOD                             $ (1,456,726) $ (416,394)
                                                      ========================

NET LOSS PER SHARE FROM CONTINUING OPERATIONS
   Basic and diluted                                   $   (0.04)  $   (0.03)
                                                       ========================

NET LOSS PER SHARE - Basic and diluted                 $   (0.46)  $   (0.15)
                                                       ========================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING          3,174,814   2,781,235
                                                       ========================


     The accompanying notes are an integral part of these financial statements.

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                 Consolidated Statement of Stockholders' Equity
                        For the Year Ended April 30, 2001
                           (expressed in U.S. dollars)

                   COMMON STOCK      PREFERRED STOCK      OTHER CAPITAL ACCOUNTS


                                                                             Accumulated
                                                                Additional   other com-                   Total
                   Number                  Number                 paid in    prehensive                Stockholders'
                 of shares       Amount    of shares   Amount     capital      income      Deficit        equity
                 ------------------------------------------------------------------------------------------------------
Common stock
issued on
recapitalization
of WOWtown.com
(Nevada) Inc.    10,000,000     $ 1,000          -     $    -      $    -       $   -     $ (999)         $     1

Common stock
issued to
Paramount
Stockholders
(Note 2)          4,498,000         450          -          -           -           -       (450)               -

Issuance of
preferred stock           -            -       500          1     713,999           -   (214,000)         500,000

Common stock
issued for
consulting
services            200,000           20         -          -       6,230           -          -            6,250

Common stock
issued for
consulting           11,320            1         -          -      18,679           -          -           18,680
services

Comprehensive
income Loss
for the period            -            -         -          -           -           -   (416,394)        (416,394)

Accumulated
other
comprehensive
income-foreign
Currency                  -            -         -          -           -       5,789          -           5,789
translation

                   -------------------------------------------------------------------------------------------------
Total
comprehensive
Income                    -            -         -          -           -       5,789   (416,394)       (410,605)
                   -------------------------------------------------------------------------------------------------
Balance-April    14,709,320        1,471       500          1     738,908       5,789   (631,843)        114,326
30, 2000

Conversion of
Preferred Stock
to Common Stock     390,747           39      (250)         -         (39)          -          -               -
(Note 6)

Shares issued for:
Private             200,000           20         -          -     149,980           -          -         150,000
Placement

Marketing           325,000           33         -          -     323,405           -          -         323,438
Services

Consulting           30,000            3         -          -      37,497           -          -          37,500
Services

Contribution
by principal
Stockholder               -            -         -          -     479,000           -          -         479,000
(Note 6)

Common Stock    (12,524,055)      (1,253)        -          -       1,253           -          -               -
Rollback

Cancellation
of Stock
(Note 6)         (1,900,000)        (190)        -          -         190           -          -               -

Settlement of
stockholder
loan for stock    5,000,000          500         -          -     199,500           -          -         200,000
(Note 6)

Stock option
compensation
(Note 6)                  -            -         -          -      11,950           -          -          11,950

Comprehensive
income
Translation
adjustment
for the year              -            -         -          -           -      (5,789)         -         (5,789)

Net Loss for              -            -         -          -           -           - (1,456,726)    (1,456,726)
the Year
                   ----------------------------------------------------------------------------------------------------
Total
comprehensive
Income                    -            -         -          -           -      (5,789)(1,456,726)    (1,462,515)
                   ----------------------------------------------------------------------------------------------------
Balance - April   6,231,012       $  623       250      $   1   $1,941,644      $   -$(2,088,569)    $ (146,301)
30, 2001
                   ====================================================================================================


     The accompanying notes are an integral part of these financial statements.

                            PHOENIX STAR VENTURES, INC.
                          (a development stage enterprise)
                            (formerly wowtown.com, Inc.)
                        Consolidated Statement of Cash Flows
                         For the Year Ended April 30, 2001
                            (expressed in U.S. dollars)
                                                                 Period from
                                                    Year      June 9, 1999 (date
                                                   Ended      of incorporation)
                                               April 30, 2001 to April 30, 2000
                                               -------------- ------------------
Cash Flows Provided by (Used in)
 Operating Activities
    Net loss for the period                    $ (1,456,726)     $ (416,394)
    Adjustments to reconcile net loss
    to net cash used in operating activities
       Amortization                                  49,938          31,121
       Non-cash marketing fees in discontinued      839,938          18,679
       operations
       Stock option compensation                     11,950               -
       Loss on disposal of capital assets             1,506               -
                                                 -------------------------------
                                                   (553,394)       (366,594)
    Changes in Operating Assets and Liabilities
       Other receivables                              7,318         (7,430)
       Prepaid expenses and deposits                 25,959        (26,515)
       Accounts payable and accrued liabilities      14,674        105,384
       Accounts payable to related parties          (26,330)             -
                                                 -------------------------------
Net cash used in operating activities              (531,773)       (295,155)
                                                 -------------------------------

Cash Flows Provided by (Used  in)
 Investing Activities
    Purchase of capital assets                       (1,114)        (28,811)
    Purchase and development of intangible assets   (15,821)        (28,724)
    Proceeds from sale of capital assets              7,026               -
                                                 -------------------------------
Net cash used in investing activities                (9,909)        (57,535)
                                                 -------------------------------

Cash Flows Provided by Financing Activities
    Proceeds from issuance of common stock          150,000               -
    Proceeds from demand loan                       200,000               -
    Advances from stockholder                        27,251               -
    Proceeds from issuance of preferred stock             -         500,000
                                                  ------------------------------

Net cash provided by financing activities           377,251         500,000
                                                 -------------------------------

Effect of exchange rates on cash                     15,243           1,860
                                                 -------------------------------

Net Increase (Decrease) in cash                    (149,188)         149,170

Cash at beginning of Period                         149,170               -
                                                 -------------------------------

Cash (Deficiency) at end of Period                 $    (18)     $  149,170
                                                 ===============================

   The accompanying notes are an integral part of these financial statements.

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                 Notes to the Consolidated Financial Statements
                                 April 30, 2001
                           (expressed in U.S. dollars)


1.    COMPARATIVE FIGURES

     The financial statements for the period ended April 30, 2000 were audited by another firm of Chartered Accountants.


2.   NATURE OF OPERATIONS AND GOING CONCERN

     On February 7, 2000, Paramount Services Corp. ("Paramount") acquired all the issued and outstanding shares of WOWtown.com (Nevada) Inc. ("WOWtown subsidiary") in exchange for 10,000,000 common shares, following which the name Paramount was changed to wowtown.com, Inc. ("wowtown parent"). As a result of this transaction, the former stockholders of WOWtown subsidiary obtained a majority interest in wowtown parent. For accounting purposes, the acquisition has been treated as a recapitalization of WOWtown subsidiary with WOWtown subsidiary as the acquirer (reverse acquisition) of wowtown parent. As wowtown parent was a non-operating entity, the reverse acquisition has been recorded as an issuance of 4,498,000 common shares for an amount of $nil and the excess of liabilities over assets of $28,471 has been charged to the statement of operations. The historical financial statements prior to February 7, 2000 , are those of WOWtown subsidiary. Pro forma information has not been presented as the recapitalization has not been treated as a business combination. The accounts of wowtown parent have been consolidated from February 7, 2000.

     On March 5, 2001, wowtown.com, Inc. ("the Company") and its majority stockholder entered into an agreement to sell all of the issued and outstanding capital stock of WOWtown subsidiary to the Company's majority stockholder in exchange for the return of 9,500,000 (1,900,000 after reverse split - See Note 6) shares of the Company's common stock. This agreement was ratified by stockholders on April 4, 2001 and the sale completed on April 12, 2001.

     On April 4, 2001, stockholders approved the change of name of the Company to Phoenix Star Ventures, Inc.

     Nature of operations

     Until April 12, 2001, the Company's principal business activities included the establishment of Internet web site portals for certain cities and local communities in North America. The portals were intended to provide an Internet user with a local resource guide for the community. The portals would also offer services for the user and provide the user with discounts and savings for purchases made from merchants featured on the community portal site. All operations have now been discontinued.

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                       Notes to the Consolidated Financial Statements
                                 April 30, 2001
                           (expressed in U.S. dollars)


2.   NATURE OF OPERATIONS AND GOING CONCERN (Continued)

     Going concern

     The Company has no revenues, has incurred operating losses on past operations and has no assurance of future profitability. The Company will require financing from outside sources to finance any of the Company's future operating and investing activities until sufficient positive cash flows from future operations can be generated. The Company's management plans to raise financing through the sale of equity. There is no assurance that financing will be available to the Company, accordingly, there is substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements have been prepared on the basis that the Company will be able to continue as a going concern and realize its assets and satisfy its liabilities in the normal course of business, and do not reflect any adjustments which would be necessary if the Company is unable to continue as a going concern.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Basis of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary up to April 12, 2001. All significant intercompany transactions and balances have been eliminated on consolidation.

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

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                 Notes to the Consolidated Financial Statements
                                 April 30, 2001
                           (expressed in U.S. dollars)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     Website development costs

     The Company accounts for website development costs in accordance with EITF 00-01, Accounting for Website Development Costs. As such, the Company capitalizes costs associated with website applications and infrastructure development as well as the initial graphics development stage in accordance with Statement of Position 98-1, Accounting for the Costs of Company Software Developed or Obtained for Internal Use.

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

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                 Notes to the Consolidated Financial Statements
                                 April 30, 2001
                           (expressed in U.S. dollars)


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Foreign currency translation and transactions

     The functional currency of the Company's operations located in countries other than the U.S. is generally the domestic currency. The consolidated financial statements are translated to U.S. dollars using the period-end exchange rate for assets and liabilities and average exchange rates for the period for revenues and expenses. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders' equity. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statement of operations.

     Income taxes

     Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current period and deferred tax liabilities and assets for future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax laws; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance, where, based on available evidence, the probability of realization of the deferred tax asset does not meet a more likely than not criterion.

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

     Stock based compensation

     The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" (EITF 96-18). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                 Notes to the Consolidated Financial Statements
                                 April 30, 2001
                           (expressed in U.S. dollars)


4.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                   Year           Period from
                                                   Ended         June 9, 1999 to
                                                April 30, 2001   April 30, 2000
                                                --------------   ---------------

     Cash received for interest                  $     561        $   1,488

     Cash paid for interest                              -              656

     Common stock issued for marketing and
     consulting services                           360,938           24,918


5.    BALANCE SHEET COMPONENTS

     Capital assets
                                                      April 30,      April 30,
                                                           2001           2000
                                           -----------------------------------

     Furniture and fixtures               $                   -  $     8,069
     Office equipment                                         -         6,148
     Computer hardware                                        -        14,482
                                        -------------------------------------
                                                              -        28,699
     Less: Accumulated amortization                           -         3,594
                                        -------------------------------------

                                         $                    -  $     25,105
                                         ====================================


     Intangible assets
                                                      April 30,      April 30,
                                                           2001           2000
                                            ----------------------------------

     Website development costs            $                   -  $     48,270
     Domain names and trademarks                              -         9,935
     Computer software                                        -         6,784
                                         ------------------------------------
                                                              -        64,989
     Less: Accumulated amortization                           -        27,527
                                         ------------------------------------

                                          $                   -  $     37,462
                                          ===================================

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                 Notes to the Consolidated Financial Statements
                                 April 30, 2001
                           (expressed in U.S. dollars)


6.   CAPITAL STOCK

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

     On August 16, 2000 the Company entered into a Technology Licensing Agreement for the nonexclusive use of certain technologies. The agreement was to be for an initial one year period and was to automatically renew for successive one year periods unless otherwise terminated by either party on 60 days notice. Under the terms of the agreement as amended, the Company issued 100,000 shares of the Company's common stock. The market value of this security was $0.875 per share on August 16, 2000. The shares cannot be traded for a period of one year from the date of issuance. After the shares were transferred, the licensing company went bankrupt and was unable to fulfil the agreement.

     On September 14, 2000, the Company filed a registration statement on form SB-2 with the Securities and Exchange Commission to qualify the sales to the public of the following securities:

o 2,000,000 shares of the Company's common stock at a price of $1.00 per share;
o shares of the Company's common stock that are issuable upon the conversion of the Company's Series A preferred stock;
o 3,097,747 shares of the Company's common stock offered by certain of the Company's stockholders; and
o 300,000 shares of the Company's common stock issuable upon the exercise of warrants.

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                 Notes to the Consolidated Financial Statements
                                 April 30, 2001
                           (expressed in U.S. dollars)


6.   CAPITAL STOCK (Continued)

    Common stock (Continued)

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

     During the period, certain of the Company's principal stockholders entered into Agreements with third parties to provide services to the Company. Under the terms of these Agreements, the stockholders sold shares to the third parties at a discount to their fair market value. The stockholders also paid the sum of $150,000 cash under the terms of these Agreements. Accordingly, the Company has recorded $479,000 as additional paid in capital and recorded an expense of $479,000 in respect of the consulting services.

     On April 12, 2001, there was a reverse split of the Company's stock such that each five outstanding shares of the Company's common stock were converted into one share of common stock.

     As a result of the sale of the subsidiary as described in Note 2, 1,900,000 post-rollback shares were acquired by the Company and cancelled.

     On April 18, 2001, debt in the amount of $200,000 was settled by the issue of 5,000,000 common shares. This resulted in the lender obtaining control of the Company.

     The Company entered into a consulting agreement effective March 1, 2001 with a director of the Company. Under the terms of the agreement, the director was paid $6,000 and issued stock options to purchase 100,000 post-rollback shares at a price of $0.30 per share; these options expire April 30, 2002. These options were valued at $11,950 using the Black-Scholes model with a risk-free rate of 5%, no expected dividends and an expected volatility of 100%.

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                 Notes to the Consolidated Financial Statements
                                 April 30, 2001
                           (expressed in U.S. dollars)


6.   CAPITAL STOCK (Continued)

     Preferred stock

     Each Series A preferred share may be converted, at the option of the holder, to common shares equal in number to the amount determined by dividing $1,000 by the conversion price, which is 75% of the average closing bid price of the common shares for the ten trading days preceding the conversion date or $2.00, whichever amount is less. In addition, all Series A preferred shares were to be automatically converted into shares of common stock on February 7, 2001 at the conversion price then in effect.

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


7.   FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

     The Company's financial instruments consist of bank overdraft, accounts payable and advances from stockholder. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.


8.   RELATED PARTY TRANSACTIONS

a) Advances from stockholder include $14,000 payable on demand and bearing interest at 10% and $13,251 of accrued interest.
b) During the period ended April 30, 2000, the Company paid (by issuance of 3,539 common shares) $5,840 in consulting fees to a company where a former director of the Company is a stockholder.
c) During the period ended April 30, 2000, the Company paid $12,840 (by issuance of 7,781 common shares) in consulting fees to a company where another former director of the Company is a stockholder.
d) During the period ended April 30, 2000, the Company paid $21,940 in development costs to a company in which one of the Company's former directors is a director.
e) During the current year, the Company incurred salaries and consulting fees in the amount $110,306 to directors and former directors of the Company.

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                 Notes to the Consolidated Financial Statements
                                 April 30, 2001
                           (expressed in U.S. dollars)


9.   INCOME TAXES

     The Company is subject to U.S. Federal income taxes.

     As control of the Company changed on April 18, 2001, all net operating losses carried forward are eliminated. Hence, there are no deferred tax assets.


10. DISCONTINUED OPERATIONS

     As mentioned in Note 2, the Company has disposed of its subsidiary and hence discontinued its Internet web portal business. Financial data concerning this discontinued business are as follows:


                                                        Year      Period from
                                                       Ended    June 9, 1999 to
                                              April 30, 2001    April 30, 2000
     Statement of Operations information
         Operating expenses                   $  (1,555,059)     $  (337,827)
         Gain on disposal of subsidiary              217,198                -
                                           ----------------------------------
                                              $  (1,337,861)     $  (337,827)
                                              ===============================

     Balance Sheet information - as of April 12, 2001
         Other receivables                  $          5,021
         Prepaid expenses                                160
         Capital assets                               13,037
         Intangible assets                             6,127
                                            ----------------
     Total assets of discontinued operations  $       24,345
                                              ==============

      Accounts payable and accrued liabilities  $    198,413
      Advances payable                                30,419
                                              --------------
     Total liabilities of discontinued
     operations                                 $    228,832
                                                ============


11. CONTINGENT LIABILITIES

     In connection with the sale of the subsidiary, the purchaser assumed responsibility for certain liabilities and commitments of the subsidiary. However, with many of these liabilities it is unclear as to who the creditors had contracted with. These liabilities total approximately $100,000. The Company may be liable for all or some portion of this amount, depending on the purchaser's ability to discharge the liabilities and the legal obligations of the Company to a particular creditor.

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                 Notes to the Consolidated Financial Statements
                                 April 30, 2001
                           (expressed in U.S. dollars)


12.  COMMITMENTS

     The Company is committed under an operating lease to monthly rental payments of $2,610 until October 31, 2001. The Company's former subsidiary has agreed to assume this commitment, but should the subsidiary fail to meet these payments, the company may be liable.

                                   SIGNATURES


    In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the ___ day of August, 2001.

                           Phoenix Star Ventures, Inc.


                                  By  /s/ Stephen Jackson
                                      ------------------------------------
                                      Stephen Jackson, President and Principal
                                      Financial Officer

     Pursuant  to  the   requirements  of  the  Securities  Act  of  l933,  this
Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

                                     Title             Date



Stephen Jackson                     Director          August 13, 2001