Form 10QSB
period 2001-07-31
PHOENIX STAR VENTURES INC
filed 2001-09-13
CIK 1086745

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

Commission File Number: 0-26277

                           PHOENIX STAR VENTURES, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                        98-0204758
------------------------------------                  ------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                          2438 Marine Drive, Suite 215
            West Vancouver, British Columbia, Canada V7V 1L2 (address
                   of principal executive offices) (Zip Code)

                                 (604) 925-9910
                                 --------------
              (Registrant's telephone number, including area code)

                       999 West Hastings Street, Suite 450
            Vancouver, British Columbia Canada V6C 2W2 (Former name,
                     former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No____

As of August 31, 2001 the Company had 6,231,012 shares of Common Stock issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Information

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)

                        Consolidated Financial Statements
                                  July 31, 2001
                                   (Unaudited)
                           (expressed in U.S. dollars)

                         INDEPENDENT ACCOUNTANTS' REPORT




To the Board of Directors and Stockholders of Phoenix Star Ventures, Inc.
(formerly wowtown.com, Inc.)
Vancouver, B.C., Canada



We have reviewed the accompanying balance sheet of Phoenix Star Ventures, Inc. as at July 31, 2001 and the related consolidated statements of operations and cash flows for the three-month period then ended. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with generally accepted accounting principles.






                                                      /s/ N.I. Cameron Inc.

Vancouver, B.C.                                          CHARTERED ACCOUNTANTS
September 5, 2001

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                                  Balance Sheet
                                  July 31, 2001
                                   (Unaudited)
                           (expressed in U.S. dollars)


                                     ASSETS

TOTAL ASSETS                                                   $       -
                                                             ===========

                                   LIABILITIES

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                   $   128,006
   Advances from stockholder (Note 7)                              30,324
                                                           --------------

TOTAL LIABILITIES                                                 158,330
                                                           --------------

                              STOCKHOLDERS' DEFICIT

CAPITAL STOCK (Note 5)
   Authorized
      30,000,000 common shares at par value of $0.0001
        5,000,000 preferred shares at par value of $0.0001
   Issued
       6,231,012 common shares                                        623
                 250 preferred shares                                   1
ADDITIONAL PAID-IN CAPITAL                                      1,941,644
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE               (2,100,598)
                                                               -----------
TOTAL STOCKHOLDERS' DEFICIT                                      (158,330)
                                                              ------------
                                                                  $     -
                                                            ==============
GOING CONCERN (Note 2)
COMMITMENTS (Note 11)
CONTINGENT LIABILITIES (Note 10)


APPROVED BY THE DIRECTOR


/s/ Stephen C Jackson   ______________ Director


   The accompanying notes are an integral part of these financial statements.

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                      Consolidated Statement of Operations
                 For the Three-month Period Ended July 31, 2001
                                   (Unaudited)
                           (expressed in U.S. dollars)


                                        Three-month   Three-month   Period from  Period from
                                       Period Ended   Period Ended     June 9,     June 9,
                                                                        2000        1999
                                           July 31,     July 31,     to July 31,   to July
                                                                                     31,
                                               2001         2000        2001        2000
                                       --------------------------------------------------
OTHER EXPENSES
   General and administrative               $12,029      $20,000  $  211,648   $ 100,193
                                       --------------------------------------------------
TOTAL OPERATING EXPENSES                    $12,029      $20,000  $  211,648   $ 100,193
                                       --------------------------------------------------
OTHER INCOME
   Interest                                       -          468       2,187       2,094
                                       --------------------------------------------------
NET LOSS FROM CONTINUING
      OPERATIONS                           (12,029)     (19,532)   (209,461)    (98,099)

LOSS FROM DISCONTINUED
   OPERATIONS                                     -    (366,171) (1,675,688)   (703,998)
                                       --------------------------------------------------
NET LOSS FOR THE PERIOD                   $(12,029)   $(385,703)$(1,885,149) $ (802,097)
                                       ==================================================

NET LOSS PER SHARE FROM
   CONTINUING OPERATIONS
   Basic and diluted                        $(0.00)      $(0.01)
                                       ==========================

NET LOSS PER SHARE - Basic and diluted     $ (0.00)      $(0.13)
                                       ==========================

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                     6,231,012    3,042,791
                                       ==========================



   The accompanying notes are an integral part of these financial statements.

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                      Consolidated Statement of Cash Flows
                 For the Three-month Period Ended July 31, 2001
                                   (Unaudited)
                           (expressed in U.S. dollars)

                                          Three-      Three-     Period from     Period from
                                           month       month     June 9, 1999    June 9, 1999
                                          Period      Period       (date of       (date of
                                           Ended       Ended    incorporation)   incorporation)
                                                                     to                to
                                        July 31,    July 31,    July 31, 2001    July 31, 2000
                                            2001        2000
                                     ---------------------------------------------------------
Cash Flows Provided by (Used in)
 Operating Activities
   Net loss for the period           $ (12,029) $ (385,703)    $ (1,885,149)     $ (802,097)
   Adjustments to reconcile net
    loss to net cash used in
    operating activities
          Amortization                       -      13,684           81,059          44,805
          Non-cash marketing fees
          in discontinued operations         -      81,968          858,617         100,647
          Stock option compensation          -           -           11,950               -
          Loss on disposal of                -           -            1,506               -
capital assets
                                     ---------------------------------------------------------
                                       (12,029)   (290,051)        (932,017)       (656,645)
       Changes in Operating Assets
       and Liabilities
          Other receivables                  -     (5,165)                -        (12,595)
          Prepaid expenses and               -    (62,985)                -        (89,500)
           deposits
          Accounts payable and
           accrued liabilities           8,974       7,919          128,006         113,303
          Accounts payable to                -      10,820                -          10,820
           related parties
                                     ---------------------------------------------------------
Net cash used in operating              (3,055)   (339,462)        (804,011)       (634,617)
activities
                                     ---------------------------------------------------------
Cash Flows Provided by (Used in)
  Investing Activities
    Purchase of capital assets               -     (1,028)         (29,925)        (29,839)
    Purchase and development of
      intangible assets                      -     (8,097)         (44,545)        (36,821)
    Proceeds from sale of capital            -          -            7,026               -
     assets
                                     ---------------------------------------------------------
Net cash used in investing                   -     (9,125)         (67,444)        (66,660)
activities                           ---------------------------------------------------------
Cash Flows Provided by Financing
Activities
    Proceeds from issuance of                -    150,000          150,000         150,000
common stock
    Proceeds from demand loan                -     100,000          200,000         100,000
    Advances from stockholder            3,073           -           30,324               -
    Proceeds from issuance of                -           -          500,000         500,000
preferred stock
                                     ---------------------------------------------------------
Net cash provided by financing           3,073     250,000          880,324         750,000
activities
                                     ---------------------------------------------------------
Effect of exchange rates on cash             -        (701)          (8,869)           1,159
                                     ---------------------------------------------------------
Net Increase (Decrease) in cash             18     (99,288)               -          49,882
Cash at beginning of Period                (18)    149,170                -               -
                                     ---------------------------------------------------------
Cash (Deficiency) at end of Period      $    -   $  49,882         $      -       $  49,882
                                     =========================================================



   The accompanying notes are an integral part of these financial statements.

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                 Notes to the Consolidated Financial Statements
                                  July 31, 2001
                                   (Unaudited)
                           (expressed in U.S. dollars)


1.    COMPARATIVE FIGURES

      The financial statements for the period ended July 31, 2000 were reviewed by another firm of Chartered Accountants.


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

      On March 5, 2001, wowtown.com, Inc. ("the Company") and its majority stockholder entered into an agreement to sell all of the issued and outstanding capital stock of WOWtown subsidiary to the Company's majority stockholder in exchange for the return of 9,500,000 (1,900,000 after reverse split - See Note 5) shares of the Company's common stock. This agreement was ratified by stockholders on April 4, 2001 and the sale completed on April 12, 2001.

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

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                 Notes to the Consolidated Financial Statements
                                  July 31, 2001
                                   (Unaudited)
                           (expressed in U.S. dollars)


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

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                 Notes to the Consolidated Financial Statements
                                  July 31, 2001
                                   (Unaudited)
                           (expressed in U.S. dollars)


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

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                 Notes to the Consolidated Financial Statements
                                  July 31, 2001
                                   (Unaudited)
                           (expressed in U.S. dollars)


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

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                 Notes to the Consolidated Financial Statements
                                  July 31, 2001
                                   (Unaudited)
                           (expressed in U.S. dollars)


4.    SUPPLEMENTAL CASH FLOW INFORMATION

                                                 Three-month     Three-month
                                                 Period Ended    Period Ended
                                                 July 31, 2001   July 31, 2000
                                                 -------------   -------------

      Cash received for interest                  $      -        $      432

      Cash paid for interest                             -             1,729

      Common stock issued for marketing
       and consulting services                           -           225,000


5.    CAPITAL STOCK

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

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                 Notes to the Consolidated Financial Statements
                                  July 31, 2001
                                   (Unaudited)
                           (expressed in U.S. dollars)


5.    CAPITAL STOCK (Continued)

      Common stock (Continued)

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


6.    FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

      The Company's financial instruments consist of accounts payable and advances from stockholder. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                 Notes to the Consolidated Financial Statements
                                  July 31, 2001
                                   (Unaudited)
                           (expressed in U.S. dollars)


7.    RELATED PARTY TRANSACTIONS

a) Advances from stockholder include $16,671 payable on demand and bearing interest at 10% and $13,653 of accrued interest.

b) During the current period, the Company incurred consulting fees in the amount $3,120 to a director.


8.    INCOME TAXES

      The Company is subject to U.S. Federal income taxes.

      As control of the Company changed on April 18, 2001, all net operating losses carried forward to that point are eliminated. Hence, there are no deferred tax assets.


9.    DISCONTINUED OPERATIONS

      As mentioned in Note 2, the Company has disposed of its subsidiary and hence discontinued its Internet web portal business. Financial data concerning this discontinued business are as follows:


                                                 Three-month       Three-month
                                                Period Ended      Period Ended
                                               July 31, 2001     July 31, 2000
      Statement of Operations information
            Operating expenses                 $        -        $  (366,171)
                                               ===========       ============

      Balance Sheet information - as of April 12, 2001
            Other receivables                  $    5,021
            Prepaid expenses                          160
            Capital assets                         13,037
            Intangible assets                       6,127
                                              -----------
         Total assets of discontinued
          operations                           $   24,345
                                              ===========

            Accounts payable and accrued
              liabilities                      $  198,413
            Advances payable                       30,419
                                             ------------
         Total liabilities of discontinued
           operations                          $  228,832
                                             ============

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                 Notes to the Consolidated Financial Statements
                                  July 31, 2001
                                   (Unaudited)
                           (expressed in U.S. dollars)



10.   CONTINGENT LIABILITIES

      In connection with the sale of the subsidiary, the purchaser assumed responsibility for certain liabilities and commitments of the subsidiary. However, with many of these liabilities it is unclear as to who the creditors had contracted with. These liabilities total approximately $105,000. The Company may be liable for all or some portion of this amount, depending on the purchaser's ability to discharge the liabilities and the legal obligations of the Company to a particular creditor.


11.   COMMITMENTS

      The Company is committed under an operating lease to monthly rental payments of $2,610 until October 31, 2001. The Company's former subsidiary has agreed to assume this commitment, but should the subsidiary fail to meet these payments, the Company may be liable.

Item 2.  Management's Discussion and Analysis or Plan of Operations

     To simplify the language in this document, Phoenix Star Ventures, Inc. is referred to as "we" or the "Company".

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

Costs and Expenses

     During the three months ended July 31, 2001, the Company has incurred costs of $3,120 for management fees, $4,763 for professional fees, and $4,146 for office and other miscellaneous expenses.

Liquidity and Capital Resources

      During the three months ended July 31, 2001, the Company neither sold any equity securities nor issued any shares. Minimal corporate operations have been funded by a third party. At July 31, 2001, the Company had no cash available.

      At present, we do not have any material business operations. The Company is presently reorganizing its affairs and is seeking candidates to merge with or to acquire a new business, but as yet has not identified any business which is available for merger or acquisition. Although the Company does not have any plans to appoint any new officers or directors at the present time, it may be expected that new officers and directors will be appointed if a new business is acquired.

Offices and Employees

      Our office has been re-located to Suite 215, 2438 Marine Drive, West Vancouver, British Columbia V7V 1L2 where we share office space at no monthly charge.

      As of July 31, 2001 we had no full time employees.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item  6. Exhibits and Reports on Form 8-K:

Exhibits:

No exhibits are filed with this report

Reports on Form 8-K:

      During the three months ending July 31, 2001, the Company did not file any reports on form 8-K.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Phoenix Star Ventures, Inc.


September 7, 2001               By /s/ Stephen C Jackson
                                   ------------------------------------------
                                   Stephen Jackson, President and Principal
                                   Financial Officer