Form 10QSB
period 2001-10-31
PHOENIX STAR VENTURES INC
filed 2001-12-13
CIK 1086745

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2001

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

                              (425) 586-6704 x 6852
                              ---------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No____


As of December 12, 2001 the Company had 1,025,632 shares of Common Stock issued and outstanding.

                                     PART I
--------------------------------------------------------------------------------
                              FINANCIAL INFORMATION

To simplify the language in this document, Phoenix Star Ventures, Inc. is referred to as "we" or the "Company".


Except with respect to the number of shares shown on the cover page of this report, the information in this report does not reflect a nine-for-one reverse split of the Company's common stock which was approved by the Company's shareholders on November 30, 2001.

Item 1.  Financial Information

                         INDEPENDENT ACCOUNTANTS' REPORT




To the Board of Directors and Stockholders of Phoenix Star Ventures, Inc.
(formerly wowtown.com, Inc.)
Vancouver, B.C., Canada



We have reviewed the accompanying balance sheet of Phoenix Star Ventures, Inc. as at October 31, 2001 and the related consolidated statements of operations and cash flows for the three-month and six-month periods then ended. These financial statements are the responsibility of the Corporation's management.

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







                                                      /s/ N.I. Cameron Inc.
Vancouver, B.C.                                          CHARTERED ACCOUNTANTS
November 23, 2001

                            PHOENIX STAR VENTURES, INC.
                          (a development stage enterprise)
                            (formerly wowtown.com, Inc.)
                                   Balance Sheet

                             (expressed in U.S. dollars)
                                                        October 31,   April 30,
                                                           2001         2001
                                                        ------------------------
                                                        (Unaudited)
                                       ASSETS
CURRENT ASSETS
   Cash and cash equivalents                             $ 29,229     $     -
                                                        ========================

                                    LIABILITIES
CURRENT LIABILITIES
   Bank overdraft                                         $     -     $    18
   Accounts payable and accrued liabilities                35,501     119,032
   Advances from stockholder                                    -      27,251
                                                        ------------------------
                                                           35,501     146,301
                                                        ------------------------

                           STOCKHOLDERS' EQUITY (DEFICIT)
CAPITAL STOCK (Note 5)
   Authorized
      30,000,000 common shares at par value of $0.0001
        5,000,000 preferred shares at par value of $0.0001
   Issued
       9,231,012 common shares                                923         623
                 250 preferred shares                           1           1
OTHER CAPITAL ACCOUNTS                                  2,091,344   1,941,644
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE       (2,098,540) (2,088,569)
                                                        ------------------------
                                                           (6,272)   (146,301)
                                                        ------------------------
                                                        $  29,229     $     -
                                                        ========================
GOING CONCERN (Note 2)
COMMITMENTS (Note 7)
CONTINGENT LIABILITIES (Note 10)







The accompanying notes are an integral part of these consolidated financial statements.

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                      Consolidated Statement of Operations
        For the Three-month and Six-month Periods Ended October 31, 2001
                                   (Unaudited)
                           (expressed in U.S. dollars)


                            Three-month   Three-month     Six-month     Six-month   Period from     Period from
                           Period Ended  Period Ended  Period Ended  Period Ended   June 9,2000     June 9,1999
                             October 31,   October 31,   October 31,   October 31,  to October 31,  to October 31,
                                  2001          2000          2001           2000       2001             2000
                            --------------------------------------------------------------------------------------

OTHER EXPENSES
   General and               $ 11,065       $ 20,000      $ 23,094       $ 40,000    $ 222,713        $ 120,193
administrative
                            --------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES     $ 11,065       $ 20,000      $ 23,094       $ 40,000 $  222,713          $ 120,193
                            --------------------------------------------------------------------------------------

OTHER INCOME
   Gain on settlement of       13,123              -        13,123              -     13,123                  -
debt (Note 7)
   Interest                         -            112             -            580      2,187              2,206
                            -------------------------------------------------------------------------------------
TOTAL INCOME                   13,123            112        13,123            580     15,310              2,206
                            -------------------------------------------------------------------------------------

NET INCOME (LOSS) FROM
CONTINUING OPERATIONS           2,058        (19,888)       (9,971)       (39,420)  (207,403)          (117,987)

LOSS FROM DISCONTINUED
OPERATIONS                          -       (428,133)            -       (858,704)(1,675,688)        (1,196,531)
                            -------------------------------------------------------------------------------------

NET INCOME (LOSS) FOR THE
PERIOD                        $ 2,058      $(448,021)     $ (9,971)     $(898,124)$(1,883,091)     $ (1,314,518)
                            =====================================================================================

NET INCOME (LOSS) PER
SHARE
FROM CONTINUING OPERATIONS
   Basic and diluted          $  0.00      $   (0.01)     $   0.00      $   (0.02)
                            ======================================================

NET INCOME (LOSS) PER
SHARE

   Basic and diluted          $  0.00      $   (0.14)     $   0.00      $   (0.36)
                            ======================================================

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING        6,491,882     3,100,013     6,361,446      2,507,513
                            ======================================================



  The accompanying notes are an integral part of these consolidated financial statements.

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                      Consolidated Statement of Cash Flows
        For the Three-month and Six-month Periods Ended October 31, 2001
                                   (Unaudited)
                           (expressed in U.S. dollars)



                                    Three-       Three-         Six-          Six-     Period from      Period from
                                     month        month        Month         Month    June 9, 1999      June 9, 1999
                                    Period       Period       Period        Period     (date of          (date of
                                     Ended        Ended        Ended         Ended    incorporation)    incorporation)
                                October 31,  October 31,  October 31,   October 31,   to October 31,    to October 31,
                                      2001         2000         2001          2000        2001               2000
                                 ------------------------------------------------------------------------------------------

Cash Flows Provided by (Used
in) Operating Activities
 Net Income (loss) for the         $ 2,058    $ (448,021)   $ (9,971)     $(898,124)   $ (1,883,091)     $ (1,314,518)
      period
 Adjustments to reconcile
  net loss to net cash
  used in operating
  activities
    Amortization                          -        6,728           -         20,412          81,059           51,533
    Non-cash marketing fees
    in discontinued operations            -      165,609           -        247,577         858,617          266,256
    Stock option compensation             -            -           -              -          11,950                -
    Loss on disposal of                   -            -           -              -           1,506                -
    capital assets
                                 ------------------------------------------------------------------------------------------
                                      2,058     (275,684)   $ (9,971)     $(630,135)       (929,959)        (996,729)
 Changes in Operating Assets
 and Liabilities
    Other receivables                     -       (7,038)          -        (12,203)              -          (19,633)
    Prepaid expenses and                  -        1,628           -          3,043               -          (23,472)
     deposits
    Accounts payable and
     accrued liabilities            (92,505)     106,569     (83,531)       114,488          35,501          219,872
    Accounts payable to                   -            -           -         10,820               -           10,820
     related parties
                                 ---------------------------------------------------------------------------------------
Net cash used in operating          (90,447)    (174,525)    (93,502)      (513,987)       (894,458)        (809,142)
activities
                                 -----------------------------------------------------------------------------------------

Cash Flows Provided by (Used
in) Investing Activities
   Purchase of capital assets             -         296            -           (732)        (29,925)         (29,543)
   Purchase and development of
     intangible assets                    -        (491)           -         (8,588)        (44,545)         (37,312)
   Proceeds from sale of                  -           -            -              -           7,026                -
capital assets
                                 ---------------------------------------------------------------------------------------
Net cash used in investing                -        (195)           -         (9,320)        (67,444)         (66,855)
activities
                                 ----------------------------------------------------------------------------------------
Cash Flows Provided by
Financing Activities
   Proceeds from issuance of        150,000           -      150,000        150,000         300,000         150,000
common stock
   Proceeds from demand loan              -     100,000            -        200,000         200,000         200,000
   Advances from (to)               (30,324)          -      (27,251)             -               -               -
stockholder
   Proceeds from bank                     -      26,921            -         26,921               -          26,921
indebtedness
   Proceeds from issuance of              -           -            -              -         500,000         500,000
preferred stock
                                 --------------------------------------------------------------------------------------
Net cash provided by financing      119,676     126,921      122,749        376,921       1,000,000         876,921
activities
                                 --------------------------------------------------------------------------------------
Effect of exchange rates on cash          -      (2,083)           -         (2,784)         (8,869)           (924)
                                 --------------------------------------------------------------------------------------
Net Increase (Decrease) in cash      29,229     (49,882)      29,247       (149,170)         29,229               -
Cash at beginning of Period               -      49,882          (18)       149,170               -               -
                                 --------------------------------------------------------------------------------------
Cash (Deficiency) at end of        $ 29,229     $     -     $ 29,229        $     -      $   29,229       $       -
Period
                                 ======================================================================================



    The accompanying notes are an integral part of these consolidated financial statements.

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                 Notes to the Consolidated Financial Statements
                                October 31, 2001
                                   (Unaudited)
                           (expressed in U.S. dollars)


1.    COMPARATIVE FIGURES

      The financial statements for the period ended October 31, 2000 were reviewed by another firm of Chartered Accountants.


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

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                 Notes to the Consolidated Financial Statements
                                October 31, 2001
                                   (Unaudited)
                           (expressed in U.S. dollars)


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

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                 Notes to the Consolidated Financial Statements
                                October 31, 2001
                                   (Unaudited)
                           (expressed in U.S. dollars)


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

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                 Notes to the Consolidated Financial Statements
                                October 31, 2001
                                   (Unaudited)
                           (expressed in U.S. dollars)


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

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                 Notes to the Consolidated Financial Statements
                                October 31, 2001
                                   (Unaudited)
                           (expressed in U.S. dollars)


      employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

4.    SUPPLEMENTAL CASH FLOW INFORMATION

                                                   Six-month         Six-month
                                                Period Ended      Period Ended
                                            October 31, 2001  October 31, 2000

      Cash received for interest                $       -         $     561

      Cash paid for interest                        1,193             3,836

      Common stock issued for marketing
       and consulting services                          -           225,000

5.    CAPITAL STOCK

      Common stock

      Holders of common shares are entitled to one vote per share and to share equally in any dividends declared and distributions in liquidation.

      On April 12, 2001, there was a reverse split of the Company's stock such that each five outstanding shares of the Company's common stock were converted into one share of common stock.

      Transactions During Six Months Ended October 31, 2000

      On May 30, 2000, 250 Series A preferred shares were converted into 390,747 common shares.

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

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                 Notes to the Consolidated Financial Statements
                                October 31, 2001
                                   (Unaudited)
                           (expressed in U.S. dollars)


5.    CAPITAL STOCK (Continued)

      Common stock (Continued)

      On August 16, 2000, the Company entered into a Technology Licensing Agreement for the use of certain technologies. Under the tems of the agreement as amended, the Company issued 100,000 shares of common stock. The market value of the Company's common stock was $0.875 per share on August 16, 2000. The shares cannot be traded for a period of one year from the date of issuance. After the shares were transferred, the licensing company went bankrupt and was unable to fulfill the agreement.

      On October 1, 2000 the Company issued 30,000 common shares to an advisor. The Company valued these shares at $1.25 per share. The shares cannot be traded for a period of one year from the date of issuance.

      Transactions During the Six Months Ended October 31, 2001

      In April 2001, and as a result of the sale of the subsidiary as described in Note 2, 1,900,000 (post-reverse split) shares were returned to the Company and cancelled.

      On October 24, 2001, 3,000,000 common shares were issued for $150,000.

      Preferred stock

      On February 7, 2000 the Company issued 500 Series A Preferred shares to two private investors for $500,000 in cash. Each Series A preferred share could be converted, at the option of the holder, to common shares equal in number to the amount determined by dividing $1,000 by 75% of the average closing bid price of the common shares for the ten trading days preceding the conversion date or $2.00, whichever amount is less. In addition, all Series A preferred shares were to be automatically converted into shares of common stock on February 7, 2001 at the conversion price then in effect.

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

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                 Notes to the Consolidated Financial Statements
                                October 31, 2001
                                   (Unaudited)
                           (expressed in U.S. dollars)

6.    FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

      The Company's financial instruments consist of accounts payable and advances from stockholder. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.

7.    RELATED PARTY TRANSACTIONS

a) During the current period, the Company incurred interest expense of $1,193 to a stockholder. As well, interest of $13,123 due to a stockholder was forgiven.

b) During the current period, the Company incurred consulting fees in the amount $7,470 to a director.

c) The Company has a consulting agreement with a director which calls for monthly payments of $1,347 until December 31, 2001 commencing October 1, 2001.

d) The Company has a consulting agreement with a stockholder which calls for monthly payments of $5,350 until April 30, 2002 commencing November 1, 2001.

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

9.    DISCONTINUED OPERATIONS

      As mentioned in Note 2, the Company has disposed of its subsidiary and hence discontinued its Internet web portal business. Financial data concerning this discontinued business are as follows:

                                                   Six-month         Six-month
                                                Period Ended      Period Ended
                                            October 31, 2001  October 31, 2000
      Statement of Operations information
            Operating expenses                   $      -       $  (858,704)
                                                 =============================

      Balance Sheet information -
       as of April 12, 2001
            Other receivables                    $  5,021
            Prepaid expenses                          160

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                 Notes to the Consolidated Financial Statements
                                October 31, 2001
                                   (Unaudited)
                           (expressed in U.S. dollars)


            Capital assets                            13,037
            Intangible assets                          6,127
                                              --------------
         Total assets of discontinued
           operations                         $       24,345
                                              ==============

            Accounts payable and accrued
             liabilities                      $      198,413
            Advances payable                          30,419
                                             ---------------
         Total liabilities of discontinued
           operations                         $      228,832
                                             ===============

10.   CONTINGENT LIABILITIES

      In connection with the sale of the subsidiary, the purchaser assumed responsibility for certain liabilities and commitments of the subsidiary. However, with many of these liabilities it is unclear as to who the creditors had contracted with. These liabilities total approximately $95,000. The Company may be liable for all or some portion of this amount, depending on the purchaser's ability to discharge the liabilities and the legal obligations of the Company to a particular creditor. Subsequent to October 31, 2001, the Company has extinguished approximately $65,000 of this amount by the creditors agreeing to accept $11,380 in full settlement.

Item 2.  Management's Discussion and Analysis or Plan of Operations

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

      We expect our expenses over the next twelve months will decrease as on-going operations will be focused on searching out new business ventures for the Company.

      We anticipate obtaining the capital which we will require through a combination of debt and equity financing. There is no assurance that we will be able to obtain the capital we will need or that our estimates of our capital requirements will prove to be accurate. As of the date of this report we did not have any commitments from any source to provide additional capital.

Costs and Expenses

      During the six months ended October 31, 2001, the Company has incurred costs of $7,470 for management fees, approximately $7,925 for professional fees, and approximately $7,700 for office and other miscellaneous expenses.

Liquidity and Capital Resources

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

Offices and Employees

      Our administration office is located at 2438 Marine Drive, Suite 215, West Vancouver, British Columbia, Canada V7V 1L2 where we share office space at no monthly charge.

      As of October 31, 2001 we did not have any full time employees.


                                     PART II

                                OTHER INFORMATION

Item 2.     Changes in Securities

      During the six months ended October 31, 2001, the Company sold 3,000,000 common shares to a private investor for $150,000 cash.

      The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these shares. The shares are restricted securities as that term is defined in Rule 144 of the Securities and Excahange Commission.

Item 4.  Submission of Matters to a Vote of Security Holders

      On November 30, 2001 the Company's shareholders approved a resolution to reverse split our outstanding common stock such that every nine shares of common stock were automatically converted into one share of common stock. A total of 8,027,507 shares voted in favor of the resolution and 1,111 shares voted against the resolution. We felt that this reverse split was necessary to better position the Company's capital structure to attract a suitable merger or acquisition candidate.

Item  6.    Exhibits and Reports on Form 8-K:

Exhibits:

No exhibits are filed with this report

Reports on Form 8-K:

      During the three months ending October 31, 2001, the Company did not file any reports on form 8-K.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Phoenix Star Ventures, Inc.


December 12, 2001                 By    /s/ Stephen C Jackson
                                     ------------------------------------------
                                        Stephen Jackson, President and Principal
                                        Financial Officer