Form 10QSB
period 2002-01-31
PHOENIX STAR VENTURES INC
filed 2002-03-15
CIK 1086745

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended January 31, 2002


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

                         200 Burrard Street, Suite 1650
                    Vancouver, British Columbia, Canada V6C 3L6 (address of
                principal executive offices) (Zip Code)

                               (425) 586-6704 x 6852
                               ---------------------
               (Registrant's telephone number, including area code)

                          2438 Marine Drive, Suite 215
                 West Vancouver, British Columbia, Canada V7V 1L2 (former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No____


As of February 28, 2002 the Company had 1,025,632 shares of Common Stock issued and outstanding.

                                     PART I
--------------------------------------------------------------------------------
                              FINANCIAL INFORMATION

To simplify the language in this document, Phoenix Star Ventures, Inc. is referred to as "we" or the "Company".

The information in this report reflects a nine-for-one reverse split of the Company's common stock which was approved by the Company's shareholders on November 30, 2001.

Item 1.  Financial Information

INDEPENDENT ACCOUNTANTS' REPORT




To the Board of Directors and Stockholders of Phoenix Star Ventures, Inc.
(formerly wowtown.com, Inc.)
Vancouver, B.C., Canada



We have reviewed the accompanying balance sheet of Phoenix Star Ventures, Inc. as at January 31, 2002 and the related consolidated statements of operations and cash flows for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Corporation's management.

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







                                                         N.I. Cameron, Inc.
Vancouver, B.C.                                          CHARTERED ACCOUNTANTS
March 1, 2002

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                                  Balance Sheet

                           (expressed in U.S. dollars)
                                                      January 31,     April 30,
                                                         2002           2001
                                                       ------------------------
                                                            (Unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                          $  5,619        $     -
                                                       ========================

                                   LIABILITIES
CURRENT LIABILITIES
   Bank overdraft                                     $      -        $    18
   Accounts payable and accrued liabilities (Note 7)    36,917        119,032
   Advances from stockholder (Note 7)                   22,000         27,251
                                                       ------------------------
                                                        58,917        146,301
                                                       ------------------------


                         STOCKHOLDERS' EQUITY (DEFICIT)

CAPITAL STOCK (Note 5)
   Authorized
      30,000,000 common shares at par
      value of $0.0001 5,000,000
      preferred shares at par value of $0.0001
   Issued
       1,025,632 common shares                             103            623
                 250 preferred shares                        1              1
OTHER CAPITAL ACCOUNTS                               2,092,164      1,941,644
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE    (2,145,566)    (2,088,569)
                                                       ------------------------
                                                       (53,298)      (146,301)
                                                       ------------------------
                                                      $  5,619      $       -
                                                       ========================
GOING CONCERN (Note 2)
COMMITMENTS (Note 7)
CONTINGENT LIABILITIES (Note 10)


The accompanying notes are an integral part of these consolidated financial statements.

                               PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                          Consolidated Statement of Operations
            For the Three-month and Nine-month Periods Ended January 31, 2002
                                       (Unaudited)
                               (expressed in U.S. dollars)


                               Three-month    Three-month    Nine-month  Nine-month  Period from   Period from
                                Period          Period        Period       Period     December      December
                                Ended           Ended         Ended        Ended     18, 1997       18, 1997
                               January         January       January      January    to January     to January
                                  31,            31,            31,          31,        31,            31,
                                 2002           2001           2002         2001       2002           2001
                               --------------------------------------------------------------------------------

OPERATING EXPENSES
   General and administrative $ 38,483       $  20,000      $ 61,577     $ 60,000   $ 261,196      $ 140,193
                               --------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES        38,483          20,000        61,577       60,000     261,196        140,193
                               --------------------------------------------------------------------------------

OTHER INCOME (EXPENSES)
   Expenses of former          (17,741)              -       (17,741)           -     (17,741)             -
subsidiary (Note 10)
   Gain on settlement of debt    9,198               -        22,321            -      22,321              -
   Interest                          -               -             -          580       2,187          2,206
                               -------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSES)   (8,543)              -         4,580          580       6,767          2,206
                               -------------------------------------------------------------------------------

NET LOSS FROM CONTINUING
OPERATIONS                     (47,026)        (20,000)      (56,997)     (59,420)   (254,429)      (137,987)

LOSS FROM DISCONTINUED
OPERATIONS                           -        (275,462)            -   (1,134,166) (1,675,688)    (1,471,993)
                               -------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD      $ (47,026)      $(295,462)    $ (56,997) $(1,193,586)$(1,930,117)  $ (1,609,980)
                               ===============================================================================

NET LOSS PER SHARE
FROM CONTINUING OPERATIONS
   Basic and diluted         $   (0.05)      $   (0.06)    $   (0.07) $     (0.17)
                               ====================================================

NET LOSS PER SHARE -
   Basic and diluted         $   (0.05)      $   (0.86)    $   (0.07) $     (3.48)

                              =====================================================

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING        1,025,632         345,014       813,068      342,692
                              =====================================================



 The accompanying notes are an integral part of these consolidated financial statements.

                                  PHOENIX STAR VENTURES, INC.
                               (a development stage enterprise)
                                 (formerly wowtown.com, Inc.)
                             Consolidated Statement of Cash Flows
               For the Three-month and Nine-month Periods Ended January 31, 2002
                                          (Unaudited)
                                  (expressed in U.S. dollars)


                                 Three-       Three-      Nine-       Nine-       Period from     Period from
                                 month        month       Month       Month        December        December
                                                                                  18, 1997         18, 1997
                                 Period       Period      Period      Period       (date of         (date of
                                 Ended        Ended       Ended       Ended     incorporation    incorporation)
                                January      January     January     January     to January 31,   to January 31,
                                31, 2002     31, 2001    31, 2002    31, 2001        2002              2001
                                -------------------------------------------------------------------------------
Cash Flows Provided by (Used
in) Operating Activities
   Net loss for the period   $ (47,026)    $ (295,462)  $ (56,997) $(1,193,586)  $(1,930,117)     $(1,609,980)
    Adjustments to reconcile
     net loss to net cash
     used in operating
     activities
       Amortization                  -         10,206           -       30,618        81,059           61,739
       Non-cash marketing fees
        in discontinued
        operations                   -        179,711           -      427,288       858,617          445,967
       Stock option
        compensation                 -              -           -            -        11,950                -
       Loss on disposal of
        capital assets               -              -           -            -         1,506                -
                                ------------------------------------------------------------------------------
                               (47,026)      (105,545)  $ (56,997)   $(735,680)     (976,985)      (1,102,274)

    Changes in Operating
Assets and Liabilities
       Other receivables             -          6,340           -       (5,863)            -          (13,293)
       Prepaid expenses and
        deposits                     -         20,515           -       23,558             -           (2,957)
       Accounts payable and
        accrued liabilities      1,416         53,700     (82,115)     168,188        36,917          273,572
       Accounts payable to
        related parties              -         30,682           -       41,502             -           41,502
                                ------------------------------------------------------------------------------
Net cash Provided by (used in)
Operating Activities           (45,610)         5,692    (139,112)    (508,295)     (940,068)        (803,450)
                                ------------------------------------------------------------------------------

Cash Flows Provided by (Used
in)
 Investing Activities
   Purchase of capital assets        -              -           -         (732)      (29,925)         (29,543)
   Purchase and development of
     intangible assets               -              -           -       (8,588)      (44,545)         (37,312)
   Proceeds from sale of
    capital assets                   -              -           -            -         7,026                -
                                ------------------------------------------------------------------------------
Net cash used in investing           -              -           -       (9,320)      (67,444)         (66,855)
activities
                                ------------------------------------------------------------------------------

Cash Flows Provided by
Financing Activities
   Proceeds from issuance of
    common stock                     -              -     150,000      150,000       300,000          150,000
   Proceeds from demand loan         -              -           -      200,000       200,000          200,000
   Advances from (to)
    stockholder                 22,000              -      (5,251)           -        22,000                -
   Proceeds from issuance of
    preferred stock                  -              -           -            -       500,000          500,000
                                -------------------------------------------------------------------------------
Net cash provided by financing  22,000              -     144,749      350,000     1,022,000          850,000
activities
                                ------------------------------------------------------------------------------
Effect of exchange rates on          -          2,841           -           57        (8,869)           1,917
cash
                                ------------------------------------------------------------------------------
Net Increase (Decrease) in cash(23,610)         8,533       5,637     (167,558)        5,619                -
Cash (Deficiency) at beginning  29,229        (26,921)        (18)     149,170             -                -
of Period
                                -------------------------------------------------------------------------------
Cash (Deficiency) at end of    $ 5,619      $ (18,388)    $ 5,619   $  (18,388)    $   5,619       $  (18,388)
Period
                                ==============================================================================



    The accompanying notes are an integral part of these consolidated financial statements.

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                  Notes to the Consolidated Financial Statements
                                January 31, 2002
                                   (Unaudited)
                           (expressed in U.S. dollars)


1.    COMPARATIVE FIGURES

      The financial statements for the period ended January 31, 2001 were reviewed by another firm of Chartered Accountants.

2.    NATURE OF OPERATIONS AND GOING CONCERN

      The Company was incorporated in Delaware on December 18, 1997.

      On February 7, 2000, the Company acquired all the issued and outstanding shares of WOWtown.com Inc. in exchange for 10,000,000 common shares, after which the Company's name was changed to wowtown.com, Inc. As a result of this transaction, the former stockholders of WOWtown.com owned a majority interest in the Company. For accounting purposes, the acquisition was treated as a recapitalization with WOWtown.com as the acquirer (reverse acquisition) of the Company. As the Company was a non-operating entity, the reverse acquisition was recorded as an issuance of 4,498,000 common shares for no value and the excess of liabilities over assets of $28,471 has been charged to the statement of operations. The historical financial statements prior to February 7, 2000, are those of WOWtown.com. Pro forma information has not been presented as the recapitalization has not been treated as a business combination. The accounts of the Company have been consolidated from February 7, 2000.

      On March 5, 2001, the Company and its majority stockholder entered into an agreement to sell all of the issued and outstanding capital stock of WOWtown.com to the Company's majority stockholder in exchange for 9,500,000 (211,111 after both reverse splits - See Note 5) shares of the Company's common stock. The 9,500,000 shares were returned to the Company and cancelled. This agreement was ratified by the Company's stockholders on April 4, 2001 and the sale completed on April 12, 2001.

      On April 4, 2001, the Company's stockholders approved the change of Company's name to Phoenix Star Ventures, Inc.

      Prior to April 12, 2001, the Company's principal business activities included the establishment of Internet web site portals for certain cities and local communities in North America. The portals were intended to provide an Internet user with a local resource guide for the community. The portals would also offer services for the user and provide the user with discounts and savings for purchases made from merchants featured on the community portal site.

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                  Notes to the Consolidated Financial Statements
                                January 31, 2002
                                   (Unaudited)
                           (expressed in U.S. dollars)

2.    NATURE OF OPERATIONS AND GOING CONCERN (Continued)


      However, the Company was unsuccessful in establishing the necessary base of business listings and very minimal revenue was earned. Marketing and development operations were suspended and the Company currently has no business activity. The Company is presently reorganizing its affairs and is seeking to acquire a new business, but as yet has not definitively identified any business which is available for acquistion.

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

      The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying interim financial statements contain all the adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of January 31, 2002 and

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                  Notes to the Consolidated Financial Statements
                                January 31, 2002
                                   (Unaudited)
                           (expressed in U.S. dollars)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      its results of operations for the three and nine month periods ending January 31, 2002 and its cash flows for the three and nine month period ending January 31, 2002. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the financial statements and related footnotes for the year ended April 30, 2001 included in the Company's annual report on Form 10-KSB.

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

      Capital and intangible assets

      Capital and intangible assets are recorded at cost less accumulated amortization. Amortization is provided on a declining-balance basis at the following rates:

      Furniture and fixtures                       20%
      Office equipment                             20%
      Computer software and website development costs100%
      Computer hardware                            30%
      Intangible assets                           100%

      Additions are amortized at one half of the above rates in the year of acquisition.

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                 Notes to the Consolidated Financial Statements
                                January 31, 2002
                                   (Unaudited)
                           (expressed in U.S. dollars)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

      Income taxes

      Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current period and deferred tax liabilities and assets for future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                  Notes to the Consolidated Financial Statements
                                January 31, 2002
                                   (Unaudited)
                           (expressed in U.S. dollars)

      3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Income taxes (continued)

      based on provisions of enacted tax laws; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance, where, based on available evidence, the probability of realization of the deferred tax asset does not meet a more likely than not criterion.

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

4.    SUPPLEMENTAL CASH FLOW INFORMATION

                                                 Nine-month       Nine-month
                                               Period Ended      Period Ended
                                             January 31, 2002  January 31, 2001

      Cash received for interest              $       -        $     580
      Cash paid for interest                      1,193            3,836
      Common stock issued for marketing and
           consulting services                        -          355,000

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                  Notes to the Consolidated Financial Statements
                                January 31, 2002
                                   (Unaudited)
                           (expressed in U.S. dollars)

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

      Transactions During the Nine Months Ended January 31, 2002

      On October 24, 2001, 3,000,000 common shares were issued for $150,000.

      On November 30, 2001, there was a reverse split of the Company's stock such that each nine outstanding shares were converted into one share of common stock.

      Transactions During Nine Months Ended January 31, 2001

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

      Both transactions on June 12, 2000 were recorded using the fair value of the Company's publicly traded common shares. The market value of the Company's common stock was $1.13 per share on June 12, 2000.

      On August 16, 2000, the Company entered into a Technology Licensing Agreement for the use of certain technologies. Under the terms of the agreement as amended, the Company issued 100,000 shares of common stock. The market value of the Company's common stock was $0.875 per share on August 16, 2000. The shares cannot be traded for a period of one year from the date of

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                  Notes to the Consolidated Financial Statements
                                January 31, 2002
                                   (Unaudited)
                           (expressed in U.S. dollars)

5.    CAPITAL STOCK (Continued)

      issuance. After the shares were transferred, the licensing company went bankrupt and was unable to fulfill the agreement.

      On October 1, 2000 the Company issued 30,000 common shares to an advisor. The Company valued these shares at $1.25 per share. The shares cannot be traded for a period of one year from the date of issuance.

      The Company issued 25,000 shares of the common stock as consideration for marketing services for a term of three months commencing November 1, 2000. The market value of this security was $0.4375 per share on November 1, 2000. The shares could not be traded for a period of one year from date of issuance.

      Preferred stock

      On February 7, 2000, the Company issued 500 Series A Preferred shares to two private investors for $500,000 in cash. Each Series A preferred share could be converted, at the option of the holder, to common shares equal in number to the amount determined by dividing $1,000 by 75% of the average closing bid price of the common shares for the ten trading days preceding the conversion date or $2.00, whichever amount is less. In addition, all Series A preferred shares were to be automatically converted into shares of common stock on February 7, 2001 at the conversion price then in effect.

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

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                  Notes to the Consolidated Financial Statements
                                January 31, 2002
                                   (Unaudited)
                           (expressed in U.S. dollars)

7.    RELATED PARTY TRANSACTIONS

a) During the current period, the Company incurred interest expense of $1,193 to a stockholder. As well, interest of $13,123 due to a stockholder was forgiven.

b) During the current period, the Company incurred consulting fees in the amount $10,833 to a director.

c) The Company has entered a consulting agreement with a stockholder which calls for monthly payments of $5,350 until April 30, 2002 commencing November 1, 2001.

d) The advances from stockholders totaling $22,000 are interest-free and are repayable on demand. In addition, accounts payable include $16,588 due to the same stockholder.

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

9.    DISCONTINUED OPERATIONS

      As mentioned in Note 2, the Company has disposed of its subsidiary and hence discontinued its Internet web portal business. Financial data concerning this discontinued business are as follows:

                                                  Nine-month        Nine-month
                                                Period Ended      Period Ended
                                              January 31, 2002  January 31, 2001
      Statement of Operations information
            Operating expenses                  $        -       $  (1,134,166)
                                                ===============================
      Balance Sheet information - as of
      April 12, 2001
            Other receivables             $          5,021
            Prepaid expenses                           160
            Capital assets                          13,037
            Intangible assets                        6,127
                                          ----------------
         Total assets of discontinued
         operations                       $         24,345
                                          ================

         Accounts payable and accrued
         liabilities                      $        198,413
            Advances payable                        30,419
                                           ---------------
         Total liabilities of
         discontinued operations          $        228,832
                                           ===============

                           PHOENIX STAR VENTURES, INC.
                        (a development stage enterprise)
                          (formerly wowtown.com, Inc.)
                  Notes to the Consolidated Financial Statements
                                January 31, 2002
                                   (Unaudited)
                           (expressed in U.S. dollars)

10.   CONTINGENT LIABILITIES

      In connection with the sale of WOWtown.com, the purchaser assumed responsibility for certain liabilities and commitments of the subsidiary. However, with many of these liabilities it is unclear as to who the creditors had contracted with. As of January 31, 2002, the Company has entered into agreements with certain of these creditors and has paid $17,741 to extinguish approximately $91,000 of contingent debt. Approximately $7,000 of these liabilities remain outstanding as of January 31, 2002. The Company may be liable for all or some of this amount, depending on the purchaser's ability to discharge the liabilities and the legal obligations of the Company to certain creditors.

Item 2.  Management's Discussion and Analysis or Plan of Operations

Forward Looking Statements


      This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe", "expect", "anticipate", "estimate" and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding seeking business opportunities, payment of operating expenses, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from our projections or estimates. Factors which could cause actual results to differ materially are discussed at length under the heading "Risk Factors". Should one or more of the enumerated risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Investors should not place undue reliance on forward-looking statements, all of which speak only as of the date made.

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

      The Company expects its expenses over the next twelve months to decrease as on-going operations will be focused on searching out new business ventures for the Company.

      The Company anticipates obtaining the capital which it will require through a combination of debt and equity financing. There is no assurance that the Company will be able to obtain the capital needed or that the Company's estimates of its capital requirements will prove to be accurate. As of the date of this report, the Company did not have any commitments from any source to provide additional capital.

Costs and Expenses

      During the nine months ended January 31, 2002, the Company has incurred costs of $10,833 for management fees, approximately $21,202 for professional fees, and approximately $29,542 for office and other miscellaneous expenses.

Liquidity and Capital Resources

      At present, the Company does not have any material business operations. The Company is presently reorganizing its affairs and is seeking to acquire a new business, but as yet has not definitively identified any business which is available for acquisition. Although the Company does not have plans to appoint any new officers or directors at the present time, it may be expected that new officers and directors will be appointed if a new business is acquired.

Offices and Employees

      The Company's administration office is located at 200 Burrard Street, Suite 1650, Vancouver, British Columbia, Canada V6C 3L6 where the Company share office space at no monthly charge.

      As of January 31, 2002 the Company did not have any full time employees.

                                     PART II

                                OTHER INFORMATION

Item 2.     Changes in Securities

      During the nine months ended January 31, 2002, the Company sold 3,000,000 common shares to a private investor for $150,000 cash.

      The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these shares. The shares are restricted securities as that term is defined in Rule 144 of the Securities and Excahange Commission.

Item 4.  Submission of Matters to a Vote of Security Holders

      On November 30, 2001 the Company's shareholders approved a resolution to reverse split the Company's outstanding common stock such that every nine shares of common stock were automatically converted into one share of common stock. A total of 8,027,507 shares voted in favor of the resolution and 1,111 shares voted against the resolution. The Company felt that this reverse split was necessary to better position the Company's capital structure to attract a suitable merger or acquisition candidate.

Item  6.    Exhibits and Reports on Form 8-K:

Exhibits:

No exhibits are filed with this report

Reports on Form 8-K:

      During the three months ending January 31, 2002 the Company did not file any reports on Form 8-K.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Phoenix Star Ventures, Inc.


March 14, 2002                         By  /s/ Stephen Jackson
                                          ------------------------
                                          Stephen Jackson, President and
                                          Principal Financial Officer