Form 10KSB
period 2002-04-30
WPCS INTERNATIONAL INC
filed 2002-07-29
CIK 1086745

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                                   EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2002
                                       OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                                   EXCHANGE ACT OF 1934

                          Commission File No. 0-26277

                         WPCS International Incorporated
                  ----------- --------------------------------
                 (Name of Small Business Issuer in its charter)

                           Phoenix Star Ventures, Inc.
                     ( Former Name of Small Business Issuer)

                  Delaware                                                            98-0204758
           ------------------------                                              --------------------
           (State of incorporation)                                                (IRS Employer
                                                                                 Identification No.)
   140 South Village Avenue
        Exton, Pennsylvania                                                                   19341
-----------------------------------------------                             ------------------------------
   (Address of Principal Executive Office)                                               Zip Code


Registrant's telephone number, including Area Code: (610) 903-0400 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues during the year ended April 30, 2002 were nil.

The aggregate market value of the voting stock held by non-affiliates of the Company, 9,025,632 shares based upon the average bid and asked prices of the Company's common stock on July 26, 2002 was approximately $14,892,292.

Documents incorporated by reference:    None

As of July 26, 2002 the Company had 9,025,632 issued and outstanding shares of common stock.

ITEM 1. DESCRIPTION OF BUSINESS As of April 30 ,2002, we did not have any material business operations. We are in the process of reorganizing our affairs, and, upon completion of this reorganization, we will be seeking candidates for merger or acquisition.

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

         All historical share data in this report has been adjusted to reflect a five-for-one reverse stock split that was effective April 12, 2001 and a nine-for-one reverse stock split that was effective November 30, 2001.

Employees

         As of April 30, 2002 we had no full time employees.

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

Subsequent Event

      On May 17, 2002, we entered into an Agreement and Plan of Merger with WPCS Acquisition Corp., a Delaware corporation wholly-owned by us ("Subsidiary"), WPCS Holdings, Inc., a Delaware corporation ("WPCS"), and Andy Hidalgo. Pursuant to the terms of the Agreement and Plan of Merger which closed on May 24, 2002, Subsidiary acquired all of the issued and outstanding shares of capital stock of WPCS from Mr. Hidalgo in exchange for an aggregate of 5,500,000 newly issued shares of the our common stock (the "Acquisition"). Concurrently with the Acquisition, WPCS was merged with and into Subsidiary. As a condition to the Acquisition, our director prior to the transaction was required to appoint Mr. Hidalgo as a member of our Board of Directors. Stephen C. Jackson, our former member of the Board of Directors, resigned effective as of the appointment of Mr. Hidalgo.

     Concurrently with the Acquisition, and as a condition thereof, our principal stockholder returned shares of our common stock, without compensation. Century Capital Management Ltd. returned an aggregate of 500,000 shares of Common Stock to us. In addition, we changed our name to WPCS International Incorporation.

Business of WPCS International Incorporated

      WPCS International Incorporated ("WPCS International") provides fixed wireless solutions including wireless products, engineering services and deployment. Fixed wireless solutions include the internal and external design and installation of a fixed wireless solutions to support voice/date/video transmission between two or more points without the utilization of a landline infrastructure. Depending on the requirements, fixed wireless solutions can use from T1 to gigabit bandwidth rates and can travel distances of over fifty miles. Fixed wireless solutions can be deployed in corporate, government, education and residential markets, however, WPCS International has focused its efforts toward providing fixed wireless solutions to corporations, government institutions and educational institutions.

      WPCS International offers services in connection with the integration of solutions and products from a multitude of vendors in order to develop a fixed wireless communications system tailored for each client. There are multiple products associated with the deployment of a fixed wireless solution including radios, repeaters, amplifiers, antennas, cabling and specialty components. WPCS International purchases these products from a multitude of vendors, including, but not limited to Tech Data Corporation and Tessco Technologies. WPCS International provides a variety of services in connection with the installation of a fixed wireless high bandwidth solution such as spectrum analysis, site surveys, site design, tower construction, mounting and alignment. Site surveys are utilized to determine "line of site" issues and site design determines terrain status and where mounting and alignment will occur. WPCS International will perform spectrum analysis to study the performance of licensed and unlicensed frequencies in a specific area. Also, WPCS International will erect and scale towers, mount and align equipment, integrate all the products into one solution and finally test, document and support the installation.

Suppliers

      Although we obtain products from a variety of suppliers, we have primary supplier relationships with Tech Data Corporation and Tessco Technologies, which each provide us with a variety of products including amplifiers, lightening arresters, adapters, power supplies, wireless radios, base stations, antennas, connectors and routers. Generally, we acquire these products, which are incorporated into our fixed wireless solution, within a 30% to 40% discount range. The products are generally shipped directly to an end user location. We believe that we enjoy a good relationship with these companies. However, if necessary, we believe that we could readily find replacement manufacturers. We are aware of multiple suppliers for these materials and would not anticipate a significant impact if we were to lose any suppliers.

Marketing and Sales

      We market and distribute our services directly to corporations, governments and educational institutions through account managers. We intend to recruit and train additional account managers capable of prospecting, qualifying, demonstrating, proposing and closing fixed wireless opportunities. We also market and distribute our services through our web site located at www.wpcs.com. Management believes that direct sales to end users should allow us to more efficiently and effectively meet customer needs by providing services which are tailored for the customer's individual requirements at a more economical price. We intend to recruit and train account managers capable of prospecting, qualifying, demonstrating, proposing and closing fixed wireless opportunities. We will work closely with suppliers in order to be given leads for follow-up. WPCS will seek out strategic alliances with competitive local exchanges and other communication infrastructure providers in order to obtain primary or sub-contracting assignments.

Competition

         The size and financial strengths of some of our competitors in the fixed wireless market are substantially greater than ours. There are also a number of regional companies that have the ability to deploy a fixed wireless solution. In addition, we will also compete with incumbent local exchange carriers ("ILEC") that have established a complete landline network deployed in most markets. ILECs generally have a deployed landline however the "last mile" or "last distance" is generally copper and does not carry the high bandwidth requirements needed by corporations and government entities. We will also be competing with competitive local exchange carriers ("CLEC"), which have developed fiber networks together with a fixed wireless "last mile" strategy. In the future cable companies may also enter into the fixed wireless market.

         We believe that we can effectively compete with these other companies because of the unique nature of our services and products. Our services uniqueness is primarily our ability to provide fixed wireless solutions on a cost effective basis. We believe this unique feature will allow our services to compete effectively in the market. We are not aware of any significant barriers to entry into the fixed wireless market.

Employees

      As of April 30, 2002, we did not have any full time employees. After the Agreement and Plan of Merger entered on May 17, 2002, we had five employees all of which are full time.

Legal Matters

      We are not currently a party to any legal proceedings that we consider to be material.

ITEM 2.  DESCRIPTION OF PROPERTY
         On November 15, 2001, we entered into a lease for approximately 2,000 square feet of space for our Exton, Pennsylvania, headquarters pursuant to a three-year lease expiring on November 14, 2004, at approximately $2,500 per month. ITEM 3. LEGAL PROCEEDINGS.
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         A special meeting of the shareholders of the Company was held at Suite 215, 24318 Marine Drive, West Vancouver, British Columbia, Canada on November 30, 2001, at 10:00 A.M., and the following resolutions were adopted:

            1) To approve a reverse split of the Company's common stock such that each nine outstanding shares of the Company's common stock will be converted into one share of common stock.

         These resolution was approved by the following votes:

         Resolution 1:     Votes in favor:                    8,027,507
                           Votes against:                         1,111
                           Votes abstaining:                          0


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of July 26, 2002, we had 9,025,632 outstanding shares of common stock and approximately 238 stockholders of record. We believe the number of beneficial owners may be greater due to shares held by brokers, banks, and others for the benefit of their customers. Our common stock began trading on the National Association of Securities Dealers OTC Bulletin Board on March 9, 2000. Set forth below are the range of high and low closing prices for the periods indicated as reported by the NASD. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The market quotations have been adjusted to reflect the one-for-five reverse split of the Company's stock which was effective April 12, 2001 as well as a one-for-nine reverse split of the Company's Common Stock which was effective November 30, 2001.

                                                                    Closing Prices
                  Quarter Ended                             High                    Low

                  April 30, 2000                            $7.50                    $3.13
                  July 31, 2000                              7.34                     4.38
                  October 31, 2000                           4.22                     1.88
                  January 31, 2001                           0.75                     0.33
                  April 30, 2001                             0.18                     0.05
                  July 31, 2001                              0.15                     0.05
                  October 31, 2001                           0.54                     0.18
                  January 31, 2002                           0.45                     0.15
                  April 30, 2002                             0.15                     0.17

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

         On May 17, 2002, we entered into an Agreement and Plan of Merger with WPCS Acquisition Corp., a Delaware corporation wholly-owned by us ("Subsidiary"), WPCS Holdings, Inc., a Delaware corporation ("WPCS"), and Andy Hidalgo. Pursuant to the terms of the Agreement and Plan of Merger which closed on May 24, 2002, Subsidiary acquired all of the issued and outstanding shares of capital stock of WPCS from Mr. Hidalgo in exchange for an aggregate of 5,500,000 newly issued shares of the our common stock (the "Acquisition"). Concurrently with the Acquisition, WPCS was merged with and into Subsidiary. These foregoing securities were issued in reliance on Section 4(2) of the Securities Act of 1933.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         On April 12, 2001 we disposed of all of the outstanding shares of wowtown.com (Nevada), Inc. and changed our name from wowtown.com, Inc. to Phoenix Star Ventures, Inc. in order to disassociate the Company from our previous business involving wowtown.com (Nevada), Inc.

         The Company's business originally involved establishing websites which provided directories of restaurants, hotels, sporting events, entertainment, tourist attractions and similar information for certain cities in the United States, Canada and other countries. The Company was unsuccessful in establishing the necessary base of business listings. Marketing and development operations were suspended and the Company halted business activity.

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
                                                           ----------------
                                                              $ (1,337,861)

         We have not declared any common stock dividends since our inception.

Liquidity and Capital Resources

         Since inception (June 9, 1999) and through April 30, 2002 our sources and use of cash were:

         Cash used by operations                                $(978,402)
         Proceeds received from sale of
           Preferred Stock                                        500,000
         Purchase of equipment                                    (29,925)
         Other                                                    (44,545)
         Proceeds from sale of Common Stock                       300,000
         Proceeds from sale of equipment                            7,026

         The loans from shareholders were $32,000. The loan from a third party in the amount of $200,000 was converted into 5,000,000 post split shares of the Company on April 18, 2001.

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

         As at April 30, 2002, the Company did not have any material business operations. The Company was reorganizing its affairs and seeking to acquire a new business. The Company had identified a prospective business which was available for acquisition and on May 17, 2002 signed an Agreement and Plan of Merger with WPCS Acquisition Corp., WPCS Holdings Inc. and Andy Hidalgo, the shareholder of WPCS Holdings Inc. (the "Merger Agreement").

         Pursuant to the Merger Agreement the Company acquired 100% of the issued and outstanding shares of WPCS Holdings Inc. for 5,500,000 common shares of the Company. All 250 issued and outstanding Series A-1 preferred shares were converted into 3,000,000 common shares and the Company issued 519 Series B convertible preferred shares for $519,000.

         Also pursuant to the Merger Agreement 500,000 common shares were returned to the treasury of the Company for no consideration and the Company changed its name to WPCS International Incorporated.




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

         During the two most recent fiscal years and subsequent interim period ending April 10, 2001 we did not consult NIC regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was the subject of a disagreement or what is defined as a reportable event by the Securities and Exchange Commission.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

       Name                         Age              Position

    Andrew Hidalgo                  46          President, CEO and a Director

            Andrew Hidalgo became our Chairman and Chief Executive Officer on June 24, 2002. From September 2000 until December 2001, Mr. Hidalgo was President of Wireless Professional Communication Services Incorporated, a technology distribution company. From November 1999 until September 2000, Mr. Hidalgo was Chairman and Chief Executive Officer of CommSpan Incorporated, a holding company for the communications infrastructure subsidiaries acquired from Applied Digital Solutions. From December 1997 until September 1999, Mr. Hidalgo was Senior Vice President for Applied Digital Solutions, a telecommunications company, where is was responsible for the core business group that represented five divisions, 30 subsidiaries and $200 million in annual revenue. From December 1995 until December 1997, Mr. Hidalgo was Divisional Director of Bentley Systems Incorporated, a privately held engineering software company, where he developed and implemented the sales and marketing strategies for the manufacturing market sector.

         Each director holds office until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the board of directors. Stephen Jackson devotes a limited amount of his time to our business.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth in summary form the compensation received by our Chief Executive Officer. None of our former or current executive officers received in excess of $100,000 in compensation during the fiscal year ended April 30, 2002 or during any other twelve month period.

Name and                       Fiscal                           Other Annual       Restricted        Options
Principal Position              Year       Salary     Bonus     Compensation       Stock Awards        Granted
------------------             -----       ------     -----     ------------       ------------        -------

Stephen C. Jackson                2002     $36,000      --           ---                --               --
President, Secretary              2001     $15,085      --         $21,085              --               100,000
and Treasurer

         For the year ended April 30, 2001, in connection with the sale of its subsidiary, the Company entered into a Consulting Agreement with Stephen Jackson under which the Company paid Mr. Jackson $6,000 during the two month period ending April 30, 2001. The Company also granted Mr. Jackson an option to purchase 100,000 shares of the Company's common stock at a price of $0.30 per share at any time prior to April 30, 2002. See Item 1 of this report. In addition, the Company agreed to include the shares issuable upon the exercise of the option to Mr. Jackson in any amended or future registration statement which may be filed by the Company.

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

Options  Granted During Fiscal Year Ending April 30, 2002:

         No options were granted during the fiscal year ended April 30, 2002.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

         No options were exercised during the fiscal year ended April 30, 2002.

Directors' Compensation

         At present we do not pay our directors for attending meetings of the board of directors, although we expect to adopt a director compensation policy in the future. We have no standard arrangement pursuant to which our directors are compensated for any services provided as a director or for committee participation or special assignments.

         Except as disclosed elsewhere in this report none of our directors received any compensation from us during the year ended April 30, 2002.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of July 22, 2002, information with respect to the only persons owning beneficially 5% or more of our outstanding common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by our officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

                                                       Shares of                               Percent of
Name and Address                                      Common Stock                               Class

Andy Hidalgo                                           5,380,000                                  59.6%
140 South Village Avenue
Suite 20
Exton, Pennsylvania 19341

All officers and directors (1 person)                  5,380,000                                  59.6%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         We have issued shares of our common stock to the following persons during the past two years, who are or were affiliated with the Company:

                                    Date of          Number
       Name                         Issuance         of Shares          Consideration
       ----                         ---------        ---------         -------------------------

Century Capital                      04/01           5,000,000         Loan of $200,000
Management Ltd. (1)

(1)    The beneficial owner of Century Capital Management Ltd. is Andrew Hromyk.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Number    Exhibit


2.1               Agreement and Plan of Merger by and among Phoenix
                  Star Ventures, Inc., WPCS Acquisition Corp., a Delaware corporation, WPCS Holdings, Inc., a Delaware corporation, and Andy Hidalgo, dated as of May 17, 2002. (1)

3.1               Certificate of Incorporation and Amendments (2)

3.2               Bylaws(2)

4.1               Certificate of Designation of Series A-1 preferred stock (2)

4.2               Certificate of Designation of Series B Preferred Stock (3)

10.1              Agreement Regarding Sale of wowtown.com
                  (Nevada), Inc. (4)

     (1) Incorporated by reference to exhibit 1 in the Company's current report on Form 8-K/A (Commission File # 02677093).

     (2) Incorporated by reference to the same exhibit number in the Company's registration statement on Form SB-2 (Commission File # 333-38802).

     (3) Filed herewith.

     (4) Incorporated by reference to exhibit 10 in the Company's annual report on Form 10-KSB (Commission File # 1707802).

Reports on Form 8-K

         There were no reports on Form 8-K filed during the three months ended April 30, 2002.

                                   SIGNATURES


      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of July, 2002.

                                             WPCS INTERNATIONAL INCORPORATED


                                     By: /s/ ANDREW HIDALGO
                                             ---------------------------
                                             Andrew Hidalgo, President and Chief
                                             Executive Officer

         Pursuant to the requirements of the Securities Act of l933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

                                                           Title                        Date


/s/ ANDREW HIDALGO                                   President, CEO             July 29, 2002
Andrew Hidalgo                                       and Director

                         WPCS INTERNATIONAL INCORPORATED
                        (a development stage enterprise)
                     (formerly Phoenix Star Ventures, Inc.)

                        Consolidated Financial Statements
                        April 30, 2002 and April 30, 2001
                           (expressed in U.S. dollars)

                                AUDITORS' REPORT



To the Stockholders of
WPCS International Incorporated
(formerly Phoenix Star Ventures, Inc.)


We have audited the consolidated balance sheets of WPCS International Incorporated (a development stage enterprise) (formerly Phoenix Star Ventures, Inc.) as at April 30, 2002 and the consolidated statements of operations and cash flows for the two years then ended and the consolidated statement of stockholders' equity for the period from June 9, 1999 (date of incorporation) to April 30, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at April 30, 2002 and April 30, 2001 and the results of its operations and its cash flows for the two years then ended in accordance with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in note 1 to the financial statements, the company has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






                                                      N.I. Cameron Inc. (signed)

Vancouver, B.C.                                            CHARTERED ACCOUNTANTS
July 12, 2002

                         WPCS INTERNATIONAL INCORPORATED
                        (a development stage enterprise)
                     (formerly Phoenix Star Ventures, Inc.)
                           Consolidated Balance Sheet
                        April 30, 2002 and April 30, 2001
                           (expressed in U.S. dollars)

                                                                                                     2002              2001
                                                                                         ----------------- -----------------
                                                          ASSETS
CURRENT ASSETS
     Cash                                                                                       $   3,257           $     -
     Prepaid expenses and deposits                                                                  7,500                 -
                                                                                         ----------------- -----------------
                                                                                                $  10,757           $     -
                                                                                         ================= =================

                                                        LIABILITIES
CURRENT LIABILITIES
     Bank overdraft                                                                               $     -           $    18
     Accounts payable and accrued liabilities (Note 5)                                             59,572           119,032
     Advances from stockholder (Note 5)                                                            32,000            27,251
                                                                                         ----------------- -----------------
                                                                                                   91,572           146,301
                                                                                         ----------------- -----------------

                                                   STOCKHOLDERS' DEFICIT
CAPITAL STOCK (Notes 3 and 10)
     Authorized
         30,000,000 common shares at par value of $0.0001
           5,000,000 preferred shares at par value of $0.0001
     Issued
          1,025,632 common shares                                                                     103               623
                    250 preferred shares                                                                1                 1
OTHER CAPITAL ACCOUNTS                                                                          2,092,164         1,941,644
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                              (2,173,083)       (2,088,569)
                                                                                         ----------------- -----------------
                                                                                                 (80,815)         (146,301)
                                                                                         ----------------- -----------------
                                                                                                $  10,757           $     -
                                                                                         ================= =================
GOING CONCERN (Note 1)
CONTINGENT LIABILITIES (Note 9)
SUBSEQUENT EVENTS (Note 10)

     The accompanying notes are an integral part of these consolidated financial statements.

                         WPCS INTERNATIONAL INCORPORATED
                        (a development stage enterprise)
                     (formerly Phoenix Star Ventures, Inc.)
                      Consolidated Statement of Operations
              For the Years Ended April 30, 2002 and April 30, 2001
                           (expressed in U.S. dollars)

                                                                                                     2002              2001
                                                                                         ----------------- -----------------

OTHER EXPENSES
     General and administrative                                                                 $  89,354        $  119,426
                                                                                         ----------------- -----------------
TOTAL OPERATING EXPENSES                                                                           89,354           119,426
                                                                                         ----------------- -----------------

OTHER INCOME (EXPENSES)
     Interest                                                                                           -               561
     Gain on settlement of debt                                                                    22,652                 -
     Expenses of former subsidiary (Note 9)                                                      (17,812)                 -
                                                                                         ----------------- -----------------
                                                                                                    4,840         (118,865)
                                                                                         ----------------- -----------------

NET LOSS FROM CONTINUING OPERATIONS                                                              (84,514)         (118,865)

LOSS FROM DISCONTINUED OPERATIONS                                                                       -       (1,337,861)
                                                                                         ----------------- -----------------

NET LOSS FOR THE PERIOD                                                                        $ (84,514)     $ (1,456,726)
                                                                                         ================= =================

NET LOSS PER SHARE FROM CONTINUING OPERATIONS
     Basic and diluted                                                                         $   (0.10)        $   (0.34)
                                                                                         ================= =================

NET LOSS PER SHARE - Basic and diluted                                                         $   (0.10)        $   (4.13)
                                                                                         ================= =================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                                     864,937           352,757
                                                                                         ================= =================


     The accompanying notes are an integral part of these consolidated financial statements.

                         WPCS INTERNATIONAL INCORPORATED
                        (a development stage enterprise)
                     (formerly Phoenix Star Ventures, Inc.)
                 Consolidated Statement of Stockholders' Equity
               For the Period from June 9, 1999 to April 30, 2002
                           (expressed in U.S. dollars)


                                   COMMON STOCK            PREFERRED STOCK                OTHER CAPITAL ACCOUNTS


                                                                                                 Accumulated
                                                                             Additional           other                        Total
                               Number                  Number                   paid in   comprehensive                Stockholders'
                            of shares     Amount    of shares       Amount      capital          income      Deficit          equity
                        -------------- ---------- ------------ ------------ ------------ --------------- ------------ --------------
Common stock issued on
  recapitalization of
  WOWtown.com
  (Nevada) Inc.            10,000,000     $ 1,000                   $    -       $    -        $      -     $  (999)      $       1
                                                                 -
Common stock
  issued to Paramount
  Stockholders (Note 1)     4,498,000        450            -            -            -               -        (450)              -
Issuance of
  preferred stock                   -          -          500            1      713,999               -    (214,000)        500,000
Common stock issued for
  consulting  services        200,000         20            -            -        6,230               -            -          6,250
Common stock issued for
  consulting services          11,320          1            -            -       18,679               -            -         18,680
Comprehensive income
  Loss for the period               -          -            -            -            -               -    (416,394)       (416,394)
  Accumulated
    other comprehensive
    income - foreign
    currency translation            -          -            -            -            -           5,789            -          5,789
                        -------------- ---------- ------------ ------------ ------------ --------------- ------------ --------------
Total comprehensive
  income                            -          -            -            -            -           5,789    (416,394)       (410,605)
                        -------------- ---------- ------------ ------------ ------------ --------------- ------------ --------------

Balance - April 30, 2000
Carried Forward            14,709,320      1,471          500            1      738,908           5,789    (631,843)        114,326
                        -------------- ---------- ------------ ------------ ------------ --------------- ------------ --------------

                         WPCS INTERNATIONAL INCORPORATED
                        (a development stage enterprise)
                     (formerly Phoenix Star Ventures, Inc.)
           Consolidated Statement of Stockholders' Equity (Continued)
               For the Period from June 9, 1999 to April 30, 2002
                           (expressed in U.S. dollars)


                               COMMON STOCK        PREFERRED STOCK                     OTHER CAPITAL ACCOUNTS

                                                                                           Accumulated
                                                                              Additional          other                      Total
                                Number                  Number                   paid in  comprehensive                Stockholders'
                             of shares     Amount    of shares       Amount      capital         income     Deficit          equity
                         -------------- ---------- ------------ ------------ ------------ -------------- --------------- -----------
Balance Forward
- April 30, 2000            14,709,320     $1,471          500        $   1    $ 738,908      $   5,789     $ (631,843)  $  114,326

Conversion of
  Preferred Stock to
  Common Stock (Note 3)        390,747         39        (250)            -         (39)              -               -           -
Shares issued for:
  Private Placement            200,000         20            -            -      149,980              -               -     150,000
  Marketing Services           325,000         33            -            -      323,405              -               -     323,438
  Consulting Services           30,000          3            -            -       37,497              -               -      37,500
Contribution by principal
  Stockholder (Note 3)               -          -            -            -      479,000              -               -     479,000
Common Stock Rollback      (12,524,055)    (1,253)           -            -        1,253              -               -           -
Cancellation of Stock
  (Note 3)                  (1,900,000)      (190)           -            -          190              -               -           -
Settlement of stockholder
  loan for stock (Note 3)    5,000,000        500            -            -      199,500              -               -     200,000
Stock option compensation
  (Note 3)                           -          -            -            -       11,950              -               -      11,950
Comprehensive income
  Translation adjustment
    for the year                     -          -            -            -            -        (5,789)               -      (5,789)
  Net Loss for the Year              -          -            -            -            -              -     (1,456,726)  (1,456,726)
                         -------------- ---------- ------------ ------------ ------------ -------------- --------------- -----------
Total comprehensive
  Income                             -          -            -            -            -        (5,789)     (1,456,726)  (1,462,515)
                         -------------- ---------- ------------ ------------ ------------ -------------- --------------- -----------

Balance - April 30, 2001     6,231,012        623          250            1  $ 1,941,644              -     (2,088,569)    (146,301)


Shares issued for private    3,000,000        300            -            -      149,700              -              -      150,000
  placement

Common stock rollback       (8,205,380)      (820)           -            -          820              -              -            -

Net Loss for the Year                -          -            -            -            -              -        (84,514)     (84,514)
                         -------------- ---------- ------------ ------------ ------------ -------------- --------------- -----------

Balance - April 30, 2002     1,025,632     $  103          250        $   1  $ 2,092,164              -   $ (2,173,083)  $  (80,815)
                         ============== ========== ============ ============ ============ ============== =============== ===========

     The accompanying notes are an integral part of these consolidated financial statements.

                         WPCS INTERNATIONAL INCORPORATED
                        (a development stage enterprise)
                     (formerly Phoenix Star Ventures, Inc.)
                      Consolidated Statement of Cash Flows
              For the Years Ended April 30, 2002 and April 30, 2001
                           (expressed in U.S. dollars)


                                                                                                 2002                2001
                                                                                    ------------------ -------------------

Cash Flows Provided by (Used in) Operating Activities
      Net loss for the period                                                              $ (84,514)        $(1,456,726)
          Adjustments to reconcile net loss to net cash
          used in operating activities
               Amortization                                                                         -              49,938
               Non-cash marketing fees in discontinued operations                                   -             839,938
               Stock option compensation                                                            -              11,950
               Loss on disposal of capital assets                                                   -               1,506
                                                                                    ------------------ -------------------

                                                                                             (84,514)           (553,394)
          Changes in Operating Assets and Liabilities
               Other receivables                                                                    -               7,318
               Prepaid expenses and deposits                                                  (7,500)              25,959
               Accounts payable and accrued liabilities                                      (59,460)            (11,656)
                                                                                    ------------------ -------------------

Net cash used in operating activities                                                       (151,474)           (531,773)
                                                                                    ------------------ -------------------

Cash Flows Provided by (Used in) Investing Activities
      Purchase of capital assets                                                                    -             (1,114)
      Purchase and development of intangible assets                                                 -            (15,821)
      Proceeds from sale of capital assets                                                          -               7,026
                                                                                    ------------------ -------------------

Net cash used in investing activities                                                               -             (9,909)
                                                                                    ------------------ -------------------

Cash Flows Provided by Financing Activities
      Proceeds from issuance of common stock                                                  150,000             150,000
      Proceeds from demand loan                                                                     -             200,000
      Advances from stockholder                                                                 4,749              27,251
                                                                                    ------------------ -------------------

Net cash provided by financing activities                                                     154,749             377,251
                                                                                    ------------------ -------------------

Effect of exchange rates on cash                                                                    -              15,243
                                                                                    ------------------ -------------------

Net Increase (Decrease) in cash                                                                 3,275           (149,188)

Cash (deficiency) at beginning of Year                                                           (18)             149,170
                                                                                    ------------------ -------------------

Cash (Deficiency) at end of Year                                                            $   3,257           $    (18)
                                                                                    ================== ===================

     The accompanying notes are an integral part of these consolidated financial statements.

                         WPCS INTERNATIONAL INCORPORATED
                        (a development stage enterprise)
                     (formerly Phoenix Star Ventures, Inc.)
                 Notes to the Consolidated Financial Statements
                                 April 30, 2002
                           (expressed in U.S. dollars)


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

         On March 5, 2001, wowtown.com, Inc. ("the Company") and its majority stockholder entered into an agreement to sell all of the issued and outstanding capital stock of WOWtown subsidiary to the Company's majority stockholder in exchange for the return of 9,500,000 (1,900,000 after reverse split - See Note 3) shares of the Company's common stock. This agreement was ratified by stockholders on April 4, 2001 and the sale completed on April 12, 2001.

         On April 4, 2001, stockholders approved the change of name of the Company to Phoenix Star Ventures, Inc.


         Nature of operations

         Until April 12, 2001, the Company's principal business activities included the establishment of Internet web site portals for certain cities and local communities in North America. The portals were intended to provide an Internet user with a local resource guide for the community. The portals would also offer services for the user and provide the user with discounts and savings for purchases made from merchants featured on the community portal site. All operations discontinued as at April 12, 2001 and the Company was seeking a new business opportunity.

                         WPCS INTERNATIONAL INCORPORATED
                        (a development stage enterprise)
                     (formerly Phoenix Star Ventures, Inc.)
                 Notes to the Consolidated Financial Statements
                                 April 30, 2002
                           (expressed in U.S. dollars)


1.       NATURE OF OPERATIONS AND GOING CONCERN (Continued)

         Going concern

         The Company has no revenues, has accumulated $2,173,083 in losses on past operations and has no assurance of future profitability. Subsequent to April 30, 2002, the Company acquired an operating company (Note 10), but there is no indication whether there will be material revenue producing operations; accordingly, there is substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements have been prepared on the basis that the Company will be able to continue as a going concern and realize its assets and satisfy its liabilities in the normal course of business, and do not reflect any adjustments which would be necessary if the Company is unable to continue as a going concern.


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

                         WPCS INTERNATIONAL INCORPORATED
                        (a development stage enterprise)
                     (formerly Phoenix Star Ventures, Inc.)
                 Notes to the Consolidated Financial Statements
                                 April 30, 2002
                           (expressed in U.S. dollars)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                         WPCS INTERNATIONAL INCORPORATED
                        (a development stage enterprise)
                     (formerly Phoenix Star Ventures, Inc.)
                 Notes to the Consolidated Financial Statements
                                 April 30, 2002
                           (expressed in U.S. dollars)


3.       CAPITAL STOCK

         Common stock

         Holders of common shares are entitled to one vote per share and to share equally in any dividends declared and distributions in liquidation.

         On May 30, 2000, 200,000 common shares were issued for cash consideration of $150,000.

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

                         WPCS INTERNATIONAL INCORPORATED
                        (a development stage enterprise)
                     (formerly Phoenix Star Ventures, Inc.)
                 Notes to the Consolidated Financial Statements
                                 April 30, 2002
                           (expressed in U.S. dollars)


3.       CAPITAL STOCK (Continued)

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

         During the prior period, certain of the Company's principal stockholders entered into Agreements with third parties to provide services to the Company. Under the terms of these Agreements, the stockholders sold shares to the third parties at a discount to their fair market value. The stockholders also paid the sum of $150,000 cash under the terms of these Agreements. Accordingly, the Company has recorded $479,000 as additional paid in capital and recorded an expense of $479,000 in respect of the consulting services.

         On April 12, 2001, there was a reverse split of the Company's stock such that each five outstanding shares of the Company's common stock were converted into one share of common stock.

         As a result of the sale of the subsidiary as described in Note 1, 1,900,000 post-rollback shares were acquired by the Company and cancelled.

         On April 18, 2001, debt in the amount of $200,000 was settled by the issue of 5,000,000 common shares. This resulted in the lender obtaining control of the Company.

         On October 23, 2001, there was a private placement of 3,000,000 common shares for cash consideration of $150,000.

         On November 30, 2001, there was a reverse split of the Company's stock such that each nine outstanding shares were converted into one share of common stock.

         In addition, the Company entered into a consulting agreement effective March 1, 2001 with a director of the Company. Under the terms of the agreement and a subsequent amendment, the director was paid $6,000 and issued stock options to purchase 11,111 post November 30, 2001 rollback shares at a price of $2.70 per share; these options expire April 30, 2003. These options were valued at $11,950 using the Black-Scholes model with a risk-free rate of 5%, no expected dividends and an expected volatility of 100%.

                         WPCS INTERNATIONAL INCORPORATED
                        (a development stage enterprise)
                     (formerly Phoenix Star Ventures, Inc.)
                 Notes to the Consolidated Financial Statements
                                 April 30, 2002
                           (expressed in U.S. dollars)


3.       CAPITAL STOCK (Continued)

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


4.       FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

         The Company's financial instruments consist of bank overdraft, accounts payable and advances from stockholder. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.


5.       RELATED PARTY TRANSACTIONS

a) Advances from stockholder are repayable on demand and bear no interest. The 2001 balance for advances from stockholder included $14,000 payable on demand bearing interest at 10% and $13,251 of accrued interest.
b) The Company incurred salaries and consulting fees in the amount of $13,295 (2001 - $110,306) to directors and former directors of the Company.
c) During the year, the Company incurred interest expense of $1,193 to a stockholder. As well, interest of $13,123 due to the stockholder was forgiven.
d)       Accounts payable include $35,187 (2001 - $1,438) due to a stockholder.
e) The Company incurred consulting fees of $32,100 to a stockholder of the Company.

                         WPCS INTERNATIONAL INCORPORATED
                        (a development stage enterprise)
                     (formerly Phoenix Star Ventures, Inc.)
                 Notes to the Consolidated Financial Statements
                                 April 30, 2002
                           (expressed in U.S. dollars)


6.       INCOME TAXES

         The Company is subject to U.S. Federal income taxes.

         As control of the Company changed on April 18, 2001, all net operating losses carried forward are eliminated. Hence, there are no deferred tax assets.


7.       DISCONTINUED OPERATIONS

         As mentioned in Note 1, the Company has disposed of its subsidiary and hence discontinued its Internet web portal business. Financial data concerning this discontinued business are as follows:

                                                                                               Year
                                                                                              Ended
                                                                                     April 30, 2001
         Statement of Operations information
                  Operating expenses                                                 $  (1,555,059)
                  Gain on disposal of subsidiary                                            217,198
                                                                                  -----------------

                                                                                     $  (1,337,861)
         Balance Sheet information - as of April 12, 2001
                  Other receivables                                                $          5,021
                  Prepaid expenses                                                              160
                  Capital assets                                                             13,037
                  Intangible assets                                                           6,127
                                                                                   ----------------
              Total assets of discontinued operations                                $       24,345
                                                                                     ==============

                  Accounts payable and accrued liabilities                             $    198,413
                  Advances payable                                                           30,419
                                                                                     --------------
              Total liabilities of discontinued operations                             $    228,832
                                                                                       ============


8.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                         2002                  2001
                                                                        -------------------------------------------

         Cash received for interest                                    $                    -      $            561

         Cash paid for interest                                                         1,193                     -

         Common stock issued for marketing and consulting services                          -               360,938

                         WPCS INTERNATIONAL INCORPORATED
                        (a development stage enterprise)
                     (formerly Phoenix Star Ventures, Inc.)
                 Notes to the Consolidated Financial Statements
                                 April 30, 2002
                           (expressed in U.S. dollars)


9.       CONTINGENT LIABILITIES

         In connection with the sale of the subsidiary, the purchaser assumed responsibility for certain liabilities and commitments of the subsidiary. However, with many of these liabilities it is unclear as to who the creditors had contracted with. As of April 30, 2002, the Company has entered into agreements with certain of these creditors and has paid $17,812 to extinguish approximately $91,000 of contingent debt. Approximately $6,500 of these liabilities remain outstanding as at April 30, 2002. The Company may be liable for all or some portion of this amount, depending on the purchaser's ability to discharge the liabilities and the legal obligations of the Company to a particular creditor.


10.      SUBSEQUENT EVENTS

a) Subsequent to April 30, 2002, all 250 issued and outstanding Series A-1 preferred shares were converted into 3,000,000 common shares.
b) Subsequent to April 30, 2002, the Company issued 519 Series B convertible preferred shares for $519,000. Each Series B share may be repurchased by the Company one year after issuance by payment of $1,200. Each Series B preferred share may be converted, at the option of the holder, to common shares equal in number to the amount determined by dividing $1,000 by the conversion price, which is 75% of the average closing bid price for the ten trading days proceeding the conversion date, but in no case will the number of common shares be less then 1,000 shares or greater than 4,000 shares.
c) On May 17, 2002, the Company acquired 100% of the issued and outstanding shares of WPCS Holdings Inc. ("WPCS"), a private company, for 5,500,000 common shares of the Company. This transaction will be accounted for as a reverse takeover with WPCS deemed to be the acquirer. Selected unaudited information of WPCS as at April 30, 2002 is as follows:

                Revenue April 1, 2001 - April 30, 2002                                  $ 424,000
                Gross Profit April 1, 2001 - April 30, 2002                             $ 148,000
                Income Before Income Tax April 30, 2001 - April 30, 2002                $  36,200
                Assets                                                                  $ 140,300
                Liabilities                                                             $ 104,100

d) On May 24, 2002, the Company changed its name to WPCS International Incorporated.
e) On May 24, 2002, 500,000 common shares were returned to the treasury of the Company for no consideration.
f) Subsequent to April 30, 2002, the Company entered into a 12-month contract for investor relations services. The Company prepaid a fee of $175,000 as full payment for the entire term of the contract.