Form 10QSB
period 2002-07-31
WPCS INTERNATIONAL INC
filed 2002-09-13
CIK 1086745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended July 31, 2002
                                                 -------------

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to

                         Commission file number: 0-26277
                                                -----------

                         WPCS INTERNATIONAL INCORPORATED
             (Exact name of registrant as specified in its charter)

        Delaware                                98-0204758
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                 Identification No.)

                            140 South Village Avenue
                                    Suite 20
                            Exton, Pennsylvania 19341

                    (Address of principal executive offices)

                                 (610) 903-0400
                                 --------------
              (Registrant's telephone number, including area code)

                           Phoenix Star Ventures, Inc.
                          2438 Marine Drive, Suite 215
                West Vancouver, British Columbia, Canada V7V 1L2
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 9,025,632 shares issued and outstanding as of September 12, 2002

                     WPCS INTERNATIONAL, INC. AND SUBSIDIARY
                     (FORMERLY PHOENIX STAR VENTURES, INC.)






                                    CONTENTS



Condensed consolidated balance sheets at July 31, 2002 (unaudited) and
 April 30, 2002   (audited)                                                                                      4 - 5

Condensed consolidated statements of operations for the three
months ended July 31, 2002 and 2001 (unaudited)                                                                    6

Condensed consolidated statements of cash flows for the three
months ended July 31, 2002 and 2001 (unaudited)                                                                  7 - 8

Condensed consolidated statement of stockholders' equity for the
three months ended July 31, 2002 (unaudited)                                                                       9

Notes to condensed consolidated financial statements for the
three months ended July 31, 2002                                                                                10 - 13



                     WPCS INTERNATIONAL, INC. AND SUBSIDIARY
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                                           July 31,             April 30,
                                     ASSETS                                                 2002                  2002
                                                                                    ---------------     -----------------
                                                                                        (UNAUDITED)

CURRENT ASSETS:
    Cash and cash equivalents                                                       $       138,271       $        15,554
    Accounts receivable                                                                     296,724                91,183
    Inventory                                                                                11,241                 7,975
    Prepaid consulting services                                                             125,000                    -
                                                                                    ---------------     -----------------


         Total current assets                                                               571,236               114,712


PROPERTY AND EQUIPMENT, Net                                                                  26,728                28,271


OTHER ASSETS, security deposits                                                               2,242                 2,242
                                                                                    ---------------     -----------------

                Totals                                                                  $   600,206          $    145,225
                                                                                        ===========          ============











     The accompanying notes are an integral part of these condensed financial statements.

                     WPCS INTERNATIONAL, INC. AND SUBSIDIARY
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)




                                                                                         July 31,             April 30,
                      LIABILITIES AND SHAREHOLDERS' EQUITY                                2002                  2002
                                                                                    ---------------     -----------------
                                                                                        (UNAUDITED)
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                               $  222,191            $   95,119
    Current maturities of capital lease obligations                                          1,943                 2,077
    Due to Stockholder                                                                      11,628                20,743
                                                                                    ---------------     -----------------

          Total current liabilities                                                        235,762               117,939
     Capital lease obligation, net of current portion                                        6,535                 6,902
     Deferred Taxes                                                                          4,150                 4,150
                                                                                    ---------------     -----------------


            Total Liabilities                                                              246,447               128,991
                                                                                    ---------------     -----------------



STOCKHOLDERS' EQUITY:
   Preferred Stock - $0.0001 par value, 5,000,000 shares authorized:

        Series B Convertible Preferred Stock, 1,000 shares designated,
        519 shares issued and outstanding at July 31, 2002,                                      -                     -
       liquidation preference $519,000

    Common Stock - $0.0001 par value,
         30,000,000 shares authorized, 9,025,632 shares and                                    903                   550
         1,025,632 shares issued and outstanding, respectively
    Additional paid in capital                                                             615,282                 4,450
     (Accumulated deficit) Retained Earnings                                              (262,426)               11,234
                                                                                    ---------------     -----------------

           Total stockholders' equity                                                      353,759                16,234
                                                                                    ---------------     -----------------

            Totals                                                                     $   600,206         $  145,225
                                                                                        ===========         ==========



     The accompanying notes are an integral part of these condensed financial statements.

                     WPCS INTERNATIONAL INC. AND SUBSIDIARY
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                                     Three Months        Three Months
                                                                                        Ended                Ended
                                                                                       July 31,             July 31,
                                                                                         2002                 2001
                                                                                    ---------------     -----------------

SALES                                                                           $        393,124     $                  -
COST OF SALES                                                                            303,177                        -

GROSS PROFIT                                                                              89,947                        -
                                                                                    ---------------     -----------------

OPERATING EXPENSES:
    Selling Expenses                                                                       5,275                        -
    General and administrative expenses                                                  183,789                        -
     Depreciation and amortization                                                         1,543                        -
                                                                                    ---------------     -----------------

         Total                                                                           190,607                        -
                                                                                    ---------------     -----------------

NET LOSS                                                                                (100,660)                       -

IMPUTED DIVIDENDS ACCRETED ON CONVERTIBLE
         SERIES B PREFERRED STOCK                                                       (173,000)                       -
                                                                                    ---------------     -----------------

NET LOSS ATTRIBUTABLE TO COMMON                                                 $       (273,660)    $                  -
                                                                                    ===============     =================
             STOCKHOLDERS'

 BASIC NET LOSS COMMON SHARE                                                   $           (0.03)    $                  -
                                                                                    ---------------     -----------------


BASIC WEIGHTED AVERAGE NUMBER OF COMMON
              SHARE OUTSTANDING                                                        8,400,632                        -
                                                                                    ===============     =================


     The accompanying notes are an integral part of these condensed financial statements

                     WPCS INTERNATIONAL INC. AND SUBSIDIARY
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Three Months          Three Months
                                                                                            Ended                  Ended
                                                                                           July 31,               July 31,
                                                                                             2002                  2001
                                                                                        ---------------       -------------


OPERATING ACTIVITIES:
     Net loss                                                                               $ (100,660)             $     -
     Adjustments to reconcile net loss
        to net cash used in operating activities:
          Depreciation and amortization                                                          1,543                    -
             Changes in assets and liabilities, net of acquisition:
                Accounts receivable                                                           (205,541)
                Inventory                                                                       (3,266)
                Prepaid expenses                                                              (117,500)
                Accounts payable and accrued expenses                                           99,499                    -
                                                                                        ---------------       -------------


NET CASH USED IN OPERATING ACTIVITIES                                                         (325,925)                   -
                                                                                        ---------------       -------------

FINANCING ACTIVITIES:
     Cash received in reverse acquisition                                                        3,257
     Repayment of advances from stockholders                                                    (9,115)
      Proceeds received from sale of Series B preferred stock                                  455,000
     Payment on capital lease obligation                                                          (500)                   -
                                                                                        ---------------       -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      448,642                    -
                                                                                        ---------------       -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      122,717

CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIOD                                                                                      15,554                    -
                                                                                        ---------------       -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $     138,271           $        -
                                                                                        ===============       =============

     The accompanying notes are an integral part of these condensed financial statements

                     WPCS INTERNATIONAL, INC. AND SUBSIDIARY
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (UNAUDITED)


                                                                                Three Months            Three Months
                                                                                    Ended                  Ended
                                                                                   July 31,               July 31,
                                                                                     2002                   2001
                                                                                ---------------         ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
      Cash paid during the period for:
           Interest                                                             $      220                     -
                                                                                ===============         ==========
         Income taxes                                                           $      190                     -
                                                                                ===============         ==========

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
      Issuance of 64 shares of Series B preferred stock
         in consideration of payment of advances from
            Stockholder and accounts payable                                    $   64,000              $      -
                                                                                ===============         ==========

      Imputed Series B preferred stock dividend attributable to a               $ (173,000)             $      -
                                                                                ===============         ==========
      Beneficial conversion feature

     The accompanying notes are an integral part of these condensed financial statements

                     WPCS INTERNATIONAL, INC. AND SUBSIDIARY
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JULY 31, 2002
                                   (UNAUDITED)



                                                                                              ADDITIONAL   ACCUMULATED    TOTAL
                                                       PREFERRED STOCK        COMMON STOCK    PAID-IN      EARNINGS/   STOCKHOLDERS'
                                                    SHARES      AMOUNT    SHARES     CAPITAL  CAPITAL      (DEFICIT)     EQUITY
                                                    ------      ------    ---------  -------  ----------   ----------  -------------

BALANCE, MAY 1, 2002                                            $  -      5,500,000  $   550  $   4,450    $  11,234   $    16,234

Effects of reverse acquisition                        250          1      1,025,632      103    (80,919)                   (80,815)
Reverse and retirement of common stock
     in connection with reverse acquisition                                (500,000)     (50)        50
Sale of Series B preferred stock sold
     through private placement                        455                                       455,000                    455,000
Series B preferred stock issued in consid-
     eration for payment of advances from
     stockholder and accounts payable                  64                                        64,000                     64,000
Conversion of series a preferred stock to
     to common stock                                 (250)        (1)     3,000,000      300       (299)
Imputed Series B preferred stock
     dividend attributable to beneficial
     conversion feature                                                                         173,000     (173,000)

Net loss                                                                                                    (100,660)     (100,660)
                                                    ------      ------    ---------  -------  ----------   ----------  -------------
BALANCE, JULY 31, 2002                                519       $  -      9,025,632  $   903  $ 615,282    $(262,426)  $   353,759
                                                    ======      ======    =========  =======  ==========   ==========  =============


     The accompanying notes are an integral part of this condensed financial statement.

                     WPCS INTERNATIONAL, INC. AND SUBSIDIARY
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of WPCS International, Inc. and Subsidiary (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-QSB and do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended April 30, 2002, included in the Company's Form 10-KSB as filed with the SEC. The accompanying consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of the management, considered necessary for a fair presentation of results for the interim period. Operating results for the three-month period ended July 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2003.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WPCS International, Inc. is the successor-consolidated entity formed by the merger, on May 17, 2002, of Phoenix Star Ventures, Inc. ("PSVI"), WPCS
Acquisition   Corp.,   a  newly   formed,   wholly  owned   subsidiary  of  PSVI
("Subsidiary") and WPCS Holdings Inc., a Delaware corporation ("WPCS").


On May 17, 2002, pursuant to the agreement and plan of merger, PSVI a publicly held company, acquired WPCS by issuing 5,500,000 shares of its common stock to stockholders of WPCS in exchange of all the outstanding shares of WPCS. The stockholders of WPCS, after the acquisition, owned the majority of the combined company. Accordingly, the combination has been accounted for as a reverse acquisition, whereby, for accounting purposes, WPCS is the accounting acquirer and PSVI is the accounting acquiree.

During the period from May 1, 2002 to May 17, 2002, PSVI did not generate any revenue and incurred no expenses. The unaudited condensed consolidated financial statements of the Company include the accounts of PSVI since its acquisition. Accordingly proforma information has not been provided.

On May 24, 2002, as a condition to the plan and merger agreement, PSVI's principal stockholder returned to the Company 500,000 shares of its common stock to the Company, without compensation. Subsequently these common shares were retired and cancelled.

                     WPCS INTERNATIONAL, INC. AND SUBSIDIARY
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------

Nature of business

The Company provides fixed wireless solutions, including engineering, deployment and installation relating to voice-data-video transmission between two and more points without the utilization of a landline infrastructure to businesses and governmental institutions.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned Subsidiary. All significant intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and highly liquid investments with an original maturity of three months or less.

Revenue recognition

Revenue consists of sales of wireless solutions and its deployment. Equipment sales are recognized when delivered and maintenance revenues are recognized when services are provided.

Inventory

Inventory consists of parts and supplies and is stated using the weighted average cost method.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation, which is provided on the straight-line basis over the estimated useful lives of the respective assets, 5 to 7 years. Expenditures for maintenance and repairs are expensed as incurred.

                     WPCS INTERNATIONAL, INC. AND SUBSIDIARY
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------

Uses of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 3 - NET LOSS PER COMMON SHARE

Loss per common share is computed pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"). Basic income (loss) per share is computed as net income
(loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock based compensation including stock options, restrictive stock awards, warrants and other convertible securities. At July 31, 2002, the Company had 11,111 stock options outstanding. Diluted EPS is not presented since the effect would be antidilitive.

NOTE 4 - PREPAID CONSULTING SERVICES

In June 2002, the Company entered into a twelve month consulting agreement. Per the agreement, the Company paid $175,000 in advance for public relation services through June 2003. The Company recognizes consulting expenses as services are performed. For the three months ended July 31, 2002, consulting expense was $50,000.

In August 2002, the Company terminated the agreement and received $68,000 from the consultant. Management expects to receive the remaining balance within the next twelve months.

NOTE 5- DUE TO STOCKHOLDER

Due to stockholder is due on demand and is non-interest bearing.

                     WPCS INTERNATIONAL, INC. AND SUBSIDIARY
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - STOCKHOLDERS' EQUITY

Preferred Stock

Series B Convertible Preferred Stock

On May 15, 2002 the Board of Directors of the Company adopted and created a series of preferred stock consisting of 1,000 shares designated as the Series B Convertible Preferred Stock ("Preferred Stock"). Each share of Preferred Stock has a liquidation preference of $1,000. The Preferred Stock is convertible into the Company's common stock, at the option of the holder, at any time after the 30th calendar day the Company receives payment in full. The conversion rate is equal to $1,000 per share of preferred stock at 75% of the average market price of the common stock for ten days prior to the date of conversion. Among other provisions, the conversion rate may not be less than 1,000 shares or greater than 4,000 shares of common stock.

In addition, the Company may repurchase the outstanding Series B Convertible Preferred Stock within one year following the date on which the Company received payment in full for the Preferred Stock at a price of $1,200 per share.

Through July 31, 2002, the Company sold 455 shares of Preferred Stock receiving proceeds of $455,000 and issued 64 shares to a stockholder of the Company in consideration for payment of advances from stockholder and accounts payable totaling $64,000. Accordingly, the Company recorded a beneficial conversion feature of $173,000 as an imputed preferred stock dividend.

Common Stock

On May 23, 2002, the Company and its Series A Preferred Stockholders converted all of the 250 shares of into 3,000,000 shares of the Company's common stock.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto set forth in Item 1of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, expected market demand for the Company's products, fluctuations in pricing for products distributed by the Company and products offered by competitors, as well as general conditions of the telecommunications marketplace.

Overview

WPCS International Incorporated focuses on the implementation requirements of fixed wireless technology. Significant advances in wireless communications has created fixed wireless high bandwidth solutions that are cost effective. Today, a company can connect their data network and PBX system internally or between locations by using a fixed wireless solution. Depending on the requirements, fixed wireless solutions can be used from T1 to gigabit bandwidth rates and can travel distances of over fifty miles.

We provide complete fixed wireless solutions including best of breed wireless products, engineering services and deployment. We define fixed wireless deployment as the internal and external design and installation of a fixed wireless solution to support voice/data/video transmission between two or more points without the utilization of landline infrastructure. We generate our revenues from product sales and services. There are multiple products associated with the deployment of a fixed wireless solution including radios, repeaters, amplifiers, antennas, cabling and specialty components. There are also important services such as spectrum analysis, site surveys, site design, tower construction, mounting and alignment. The successful integration of all these products and services is critical in achieving the desired results for the customer. We offer the ability to integrate superior solutions from a multitude of vendors across the vast majority of communication requirements.

We continue to seek to expand our business by introducing new products and services for our customers. Starting August 2002, we began offering additional bandwidth services from AT&T and Sprint. The addition of these services allows us to provide complete bandwidth solutions from a wireless and landline perspective to commercial business and government accounts worldwide.

We continue to experience the challenging trends related to the economic slowdown in the telecommunications industry. However, we believe the growing trend towards cost effective wireless networks as an alternative to high cost landline services will continue to provide significant opportunities for us.

Significant Transactions and Events

On May 17, 2002, pursuant to the agreement and plan of merger, Phoenix Star Ventures Inc. ("PSVI"), a publicly held corporation, acquired WPCS Holdings Inc., a Delaware corporation ("WPCS") by issuing 5,500,000 shares of its common stock to stockholders of WPCS in exchange of all the outstanding shares of WPCS. Concurrently with the acquisition, PSVI, the parent company, changed its name to WPCS International Inc. The stockholders of WPCS, after the acquisition, owned the majority of the combined company. Accordingly, the combination has been accounted for as a reverse acquisition, whereby, for accounting purposes, WPCS is the accounting acquirer and PSVI is the accounting acquiree.

Results of Operations

WPCS's ongoing operations are that of its subsidiary WPCS Incorporated. WPCS started business in December 2001. PSVI, the company acquired by WPCS on May 17, 2002 was a development stage company and therefore had no material operations in 2001. For the purpose of this discussion, the results of operation for the three months ended July 31, 2002 include the operations of WPCS and PSVI as if the merger took place on May 1, 2002.

Operating Revenues

     Net revenues include product and service revenues. Product revenue is derived primarily from sales of parts and components initially sold either separately or as part of a packaged fixed wireless installation. Revenues from products and from services are generally recorded when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and customer acceptance requirements have been met, (iii) the price is fixed or negotiated, and (iv) the collection of payments is reasonably assured and we have no additional obligations.

     Our customer base is generally Fortune 2000 companies and governmental institutions. Our principal revenue-generating customers are likely to vary on a quarterly basis. We anticipate that our revenues will expand significantly through internal growth and acquisitions.

     Net revenues for the three months ended July 31, 2002 were $393,000. The Company is pursuing additional sources of revenue to supplement its existing business. The additional sources of revenue can arise from acquisitions or internal growth. In general, the Company intends to make acquisitions or expand into markets, which will leverage the Company's existing infrastructure. The Company has no present agreements or understandings with respect to specific acquisitions. There can be no assurance the Company will complete any such acquisitions or the terms of such acquisitions if they are completed.

Cost of Revenue

Cost of revenues consists of component and material costs, and direct labor cost payments to third party sub-contractors for its installation.

The Company's gross margin varies from job to job. For the three months ended July 31, 2002, gross margin was 22.9% or $90,000. We expect that the margins will increase as we increase our service business relative to other revenues.

Operating Expenses

Operating expenses are comprised of selling, marketing and administrative costs incurred in direct support of the business operations of the Company. Operating expenses for the three months ended July 31, 2002, were $190,607.

Selling and marketing expenses

Selling and marketing expenses include expenses incurred for travel and promotional activities. For the three months ended July 31, 2002, selling expenses were $5,275 or 1.3% of sales. We expect selling expense to increase in the near future as we start to market our products and services in expanded markets.

General and administrative expenses

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, strategic and business development, legal, human resources and administration. For the three months ended July 31, 2002, the general and administrative expenses were $184,000 or 46.8% of sales. Included in the general and administrative expenses is $56,000 paid to consultants for investor relations, $40,000 in legal and accounting fees in connection with the merger. Salaries, commissions and payroll taxes amounted to $64,000, rent for our office facilities amounted to $7,400. We expect the general and administrative expenses to increase as we expand our business.

Liquidity and capital resources

         At July 31, 2002, we had total current assets of approximately $571,000. This included $138,000 in cash, $297,000 in accounts receivable, $11,000 in inventories and $125,000 in prepaid expenses paid to a consultant for investor relation services. We had total current liabilities of $236,000, which included $222,000 in accounts payable and accrued expenses.

         We utilized $326,000 in cash from operating activities during the three months ended July 31, 2002. This comprised of $101,000 in loss generated for the three months ended July 31, 2002, $206,000 in increase in accounts receivables, $117,500 in increase in prepaid expenses, offset by a decrease in accounts payable by $99,500.

         Financing activities generated net inflow of $449,000 during the three months ended July 31, 2002. This was comprised of $455,000 from proceeds of sale of Series B Preferred Stock sold to investors in a private placement, $3,257 of cash received from PSVI on reverse acquisition, offset by $10,000 in repayment of notes payable and principal on capital lease obligations.

     Our capital requirements depend on numerous factors, including market for our products and services, the resources we devote to developing, marketing, selling and supporting our products and services, the timing and extent of establishing additional markets and other factors. We expect that our cash and investment balances will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. After that, we may need to raise additional funds for a number of uses. We may not be able to obtain additional funds on acceptable terms, or at all. We expect to devote substantial capital resources to search for, investigate and, potentially, acquire new businesses, companies or technologies. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.


Critical Accounting Policies

     Financial Reporting Release No. 60, which was recently published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. The Company's significant accounting policies are summarized in Note 2 of its financial statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company's financial statements and require management to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates.

     The Company believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on the Company's consolidated results of operations, financial position or liquidity for the periods presented in this report.

The accounting policies identified as critical are as follows:

Revenue Recognition. The Company recognizes revenues in accordance with generally accepted accounting principles as outlined in SAB No. 101 which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) product delivery, including customer acceptance, has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectibility is reasonably assured. The Company believes that its revenue recognition policy is critical because revenue is a very significant component of its results of operations. Decisions relative to criteria (4) regarding collectibility are based upon management judgments and should conditions change in the future and cause management to determine these criteria are not met, the Company's recognized results may be affected.

Property and Equipment. Property and equipment are depreciated over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Any change in conditions that would cause management to change its estimate as to the useful lives of a group or class of assets may significantly impact the Company's depreciation expense on a prospective basis.

Allowance for Doubtful Accounts. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from customers and a provision for estimated credit losses is maintained based upon its historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that the same credit loss rates will be experienced in the future. At July 31, 2002, $38,000 of accounts receivable was overdue. While the accounts receivable related to these customer may be late, the Company does not believe the credit loss risk to be significant given the consistent payment history by these customers. Accordingly, no allowance is required to be set up.


Recent Accounting Pronouncements.


In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the requirement under SFAS 4 to aggregate and classify all gains and losses from extinguishments of debt as an extraordinary item, net of related income tax effect. This statement also amends SFAS 13 to require that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS No. 145 requires reclassification of gains and losses in all prior periods presented in comparative financial statements related to debt extinguishments that do not meet the criteria for extraordinary item in Accounting Principles Board Opinion ("APB") 30. The statement is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The

Company will adopt SFAS No. 145 effective May 1, 2003. The Company is currently evaluating the requirements and impact of this statement on our consolidated results of operations and financial position. We do not believe that the adoption of FAS 145 will have any material effect on our consolidated financial statements.

On July 30, 2002, The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the requirements and impact of this statement on our consolidated results of operations and financial position.



                           Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

         From time to time the Company is subject to litigation incidental to its business. Such claims, if successful, could exceed applicable insurance coverage. The Company is not currently a party to any material legal proceedings.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

Item 5. OTHER INFORMATION.

             Not applicable.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

         Exhibit 99        Certification Pursuant to Sarbanes-Oxley

         (b) Reports on Form 8-K.

         Report on Form 8-K, dated June 7, 2002

         Report on Form 8-K, dated June 12, 2002

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            WPCS INTERNATIONAL INCORPORATED


Date: September 13, 2002            By: /s/ANDREW HIDALGO
                                        ------------------
                                           Andrew Hidalgo
                                           Chief Executive Officer, Chief
                                           Financial Officer and Director