Form 10QSB/A
period 2002-07-31
WPCS INTERNATIONAL INC
filed 2002-09-18
CIK 1086745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                   (Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2002
                                                -----------------

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

                     WPCS INTERNATIONAL, INC. AND SUBSIDIARY
                     (FORMERLY PHOENIX STAR VENTURES, INC.)






                                    CONTENTS


Condensed consolidated balance sheets at July 31, 2002 (unaudited) and
 April 30, 2002 (audited)                                                        4 - 5

Condensed consolidated statement of operations for the three
months ended July 31, 2002 (unaudited)                                             6

Condensed consolidated statement of cash flows for the three
months ended July 31, 2002 (unaudited)                                           7 - 8

Condensed consolidated statement of shareholders' equity for the
three months ended July 31, 2002 (unaudited)                                       9

Notes to condensed consolidated financial statements                            10 - 13


                     WPCS INTERNATIONAL, INC. AND SUBSIDIARY
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                                       July 31,            April 30,
                                     ASSETS                                              2002                2002
                                                                                    ---------------       ---------
                                                                                      (UNAUDITED)

CURRENT ASSETS:
    Cash and cash equivalents                                                       $       138,271       $        15,554
    Accounts receivable                                                                     296,724                91,183
    Inventory                                                                                11,241                 7,975
    Prepaid consulting services                                                             125,000                    -
                                                                                       ------------     ----------------


         Total current assets                                                               571,236               114,712


PROPERTY AND EQUIPMENT, Net                                                                  26,728                28,271


OTHER ASSETS, security deposits                                                               2,242                 2,242
                                                                                       ------------         -------------

                Totals                                                                  $   600,206          $    145,225
                                                                                        ===========          ============



     The accompanying notes are an integral part of these condensed financial statements.

                     WPCS INTERNATIONAL, INC. AND SUBSIDIARY
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)




                                                                                              July 31,             April 30,
                      LIABILITIES AND SHAREHOLDERS' EQUITY                                      2002                  2002
                                                                                           -------------            --------
                                                                                             (UNAUDITED)
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                                   $  222,191            $   95,119
    Current maturities of capital lease obligations                                              1,943                 2,077
    Due to Shareholder                                                                          11,628                20,743
                                                                                           -------------            --------

          Total current liabilities                                                            235,762               117,939
Capital lease obligations, net of current maturities                                             6,535                 6,902
Deferred income taxes                                                                            4,150                 4,150
                                                                                           -------------            --------


            Total Liabilities                                                                  246,447               128,991
                                                                                           -------------            --------



SHAREHOLDERS' EQUITY:
   Preferred Stock - $0.0001 par value, 5,000,000 shares authorized

   Series B Convertible Preferred Stock, 1,000 shares designated, 519 shares issued and outstanding at July 31, 2002,
       liquidation preference $519,000                                                               -                     -

   Common Stock - $0.0001 par value,
         30,000,000 shares authorized, 9,025,632 shares and
         5,500,000 shares issued and outstanding, respectively                                     903                   550
   Additional paid- in capital                                                                 615,282                 4,450
  (Accumulated deficit) retained earnings                                                     (262,426)               11,234
                                                                                           -------------            --------

           Total shareholders' equity                                                          353,759                16,234
                                                                                           -------------            --------

            Totals                                                                         $   600,206            $  145,225
                                                                                           =============            ========

     The accompanying notes are an integral part of these condensed financial statements.

                     WPCS INTERNATIONAL INC. AND SUBSIDIARY
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                                          Three Months
                                                                                                              Ended
                                                                                                            July 31,
                                                                                                              2002

SALES                                                                                                 $        393,124
COST OF SALES                                                                                                  303,177
                                                                                                     ------------------

GROSS PROFIT                                                                                                    89,947
                                                                                                     ------------------

OPERATING EXPENSES:
    Selling expenses                                                                                             5,275
    General and administrative expenses                                                                        183,789
     Depreciation and amortization                                                                               1,543
                                                                                                     ------------------

         Total                                                                                                 190,607
                                                                                                     ------------------

NET LOSS                                                                                                      (100,660)

IMPUTED DIVIDENDS ACCRETED ON CONVERTIBLE
         SERIES B PREFERRED STOCK                                                                             (173,000)
                                                                                                     ------------------

NET LOSS ATTRIBUTABLE TO COMMON
             SHAREHOLDERS                                                                             $       (273,660)
                                                                                                     ==================

 BASIC NET LOSS PER COMMON SHARE                                                                     $           (0.03)
                                                                                                     ==================

BASIC WEIGHTED AVERAGE NUMBER OF COMMON
              SHARES OUTSTANDING                                                                             8,400,632
                                                                                                     ==================

     The accompanying notes are an integral part of these condensed financial statements

                     WPCS INTERNATIONAL INC. AND SUBSIDIARY
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)




                                                                                                                  Three Months
                                                                                                                      Ended
                                                                                                                    July 31,
                                                                                                                      2002


OPERATING ACTIVITIES:
     Net loss                                                                                                     $ (100,660)
     Adjustments to reconcile net loss
        to net cash used in operating activities:
          Depreciation and amortization                                                                                1,543
             Changes in operating assets and liabilities, net of acquisition:
                Accounts receivable                                                                                 (205,541)
                Inventory                                                                                             (3,266)
                Prepaid consulting service                                                                          (117,500)
                Accounts payable and accrued expenses                                                                 99,499
                                                                                                                -------------

NET CASH USED IN OPERATING ACTIVITIES                                                                               (325,925)
                                                                                                                -------------

FINANCING ACTIVITIES:
     Cash received in reverse acquisition                                                                              3,257
     Repayment of advances from shareholders                                                                          (9,115)
      Proceeds received from sale of Series B preferred stock                                                        455,000
     Payments of capital lease obligations                                                                              (500)
                                                                                                                -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                                            448,642
                                                                                                                -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                            122,717

CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIOD                                                                                                            15,554
                                                                                                                -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                                       $     138,271
                                                                                                                =============

     The accompanying notes are an integral part of these condensed financial statements

                     WPCS INTERNATIONAL, INC. AND SUBSIDIARY
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                                   (UNAUDITED)

                                                                                                                Three Months
                                                                                                                    Ended
                                                                                                                   July 31,
                                                                                                                     2002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
      Cash paid during the period for:
           Interest                                                                                               $      220
                                                                                                                  ===========
         Income taxes                                                                                             $      190
                                                                                                                  ===========


SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
      Issuance of 64 shares of Series B preferred stock
         as payment of advances from shareholder and
            accounts payable                                                                                    $     64,000
                                                                                                                  ===========

      Imputed Series B preferred stock dividend attributable to a
            beneficial conversion feature                                                                       $   (173,000)
                                                                                                                  ===========





     The accompanying notes are an integral part of these condensed financial statements

                     WPCS INTERNATIONAL, INC. AND SUBSIDIARY
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JULY 31, 2002
                                   (UNAUDITED)



                                                                                                  RETAINED
                                                                                      ADDITIONAL  EARNINGS/          TOTAL
                                               PREFERRED STOCK       COMMON STOCK     PAID-IN     (ACCUMULATED    SHAREHOLDERS'
                                              SHARES     AMOUNT    SHARES     AMOUNT   CAPITAL      DEFICIT)          EQUITY
                                              ------     ------    ---------  ------   ----------  ------------    -------------

BALANCE, MAY 1, 2002                                          -    5,500,000  $550     $  4,450    $   11,234      $    16,234

Effects of reverse acquisition                 250            1    1,025,632   103      (80,919)                       (80,815)
Return and retirement of common stock
     in connection with reverse                                     (500,000)  (50)          50
acquisition
Sale of Series B preferred stock sold
     through private placement                 455                                      455,000                        455,000
Series B preferred stock issued as
     payment of advances from
     shareholder and accounts payable           64                                       64,000                         64,000
Conversion of Series A preferred stock
     to common stock                          (250)          (1)   3,000,000   300         (299)
Imputed Series B preferred stock
     dividend attributable to beneficial
     conversion feature                                                                 173,000      (173,000)

Net loss                                                                                             (100,660)       (100,660)
                                              ------     ------    ---------  ------   ----------  ------------    -------------
BALANCE, JULY 31, 2002                         519       $    -    9,025,632  $903     $615,282     $(262,426)     $  353,759
                                              ======     ======    =========  ======   ==========  ============    =============


     The accompanying notes are an integral part of these condensed financial statements.

                     WPCS INTERNATIONAL, INC. AND SUBSIDIARY
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of WPCS International, Inc. and Subsidiary (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB and do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2002 and the unaudited proforma information, included in the Company's report on Form 8-K originally filed on May 24, 2002 and amended 8-K/A dated August 6, 2002 previously filed with the SEC. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of the management, considered necessary for a fair presentation of financial position and results of operations for the interim period. Operating results for the three-month period ended July 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2003.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WPCS International, Inc. is the successor-consolidated entity formed by the merger, on May 17, 2002, of Phoenix Star Ventures, Inc. ("PSVI"), WPCS
Acquisition   Corp.,   a  newly   formed,   wholly  owned   subsidiary  of  PSVI
("Subsidiary") and WPCS Holdings Inc., a Delaware corporation ("WPCS").


On May 17, 2002, pursuant to the agreement and plan of merger, PSVI a publicly held "shell company", became the legal acquirer of WPCS by issuing 5,500,000 shares of its common stock to the shareholders of WPCS in exchange for all of the outstanding common shares of WPCS. The former shareholders of WPCS, immediately after the business combination, owned the majority of the combined companies. Accordingly, the business combination has been accounted for as a reverse acquisition, whereby, for accounting purposes, WPCS is the accounting acquirer and PSVI is the accounting acquiree. The unaudited condensed consolidated financial statements of the Company include the accounts of PSVI since its acquisition. The cost of the acquisition approximated the fair value of the net assets of PSVI that were acquired, and, accordingly, the assets, liabilities and the outstanding preferred stock of PSVI were initially recorded at historical carrying values.

On May 24, 2002, as a condition to the plan and merger agreement, PSVI's principal shareholder returned 500,000 shares of its common stock to the Company, without compensation. Subsequently, these common shares were retired and cancelled.

WPCS did not commence operations until November 15 2001 and, accordingly, results of operations and cash flows for the three months ended July 31, 2001 have not been presented.

                     WPCS INTERNATIONAL, INC. AND SUBSIDIARY
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------

Nature of business

The Company provides fixed wireless solutions, including engineering, deployment and installation relating to voice-data-video transmission between two or more points without the utilization of a landline infrastructure to businesses and governmental institutions.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned Subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and highly liquid investments with a maturity of three months or less at the date of acquisition.

Revenue recognition

Revenue consists of sales of wireless solutions and its deployment. Equipment sales are recognized when delivered and maintenance revenues are recognized when services are provided.

Inventory

Inventory consists of parts and supplies and is stated using the weighted average cost method.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation, which is provided on the straight-line basis over the estimated useful lives of 5 to 7 years. Expenditures for maintenance and repairs are expensed as incurred.

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


NOTE 3 - NET LOSS PER COMMON SHARE

Loss per common share is computed pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("EPS"). Basic income (loss) per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock based compensation including stock options, restrictive stock awards, warrants and other convertible securities. At July 31, 2002, the Company had 11,111 stock options outstanding. Diluted EPS is not presented since the effect of the assumed exercise of options and the assumed conversion of the Series B convertible preferred stock would be antidilitive.

NOTE 4 - PREPAID CONSULTING SERVICES

In June 2002, the Company entered into a twelve month consulting agreement. Per the agreement, the Company paid $175,000 in advance for public relation services through June 2003. The Company recognizes consulting expenses as services are performed. For the three months ended July 31, 2002, consulting expense was $50,000.

In August 2002, the Company terminated the agreement and received $68,000 from the consultant. Management expects to receive the remaining balance by July 31, 2003.

NOTE 5- DUE TO SHAREHOLDER

Due to shareholder is due on demand and is non-interest bearing.

                     WPCS INTERNATIONAL, INC. AND SUBSIDIARY
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - SHAREHOLDERS' EQUITY

Preferred Stock

Series B Convertible Preferred Stock

On May 15, 2002, the Board of Directors of the Company adopted and created a series of preferred stock consisting of 1,000 shares designated as Series B Convertible Preferred Stock ("Preferred Stock"). Each share of Preferred Stock has a liquidation preference of $1,000 and does not accrue any dividends. The Preferred Stock is convertible into the Company's common stock, at the option of the holder, at any time after the 30th calendar day the Company receives payment in full. Each share of preferred stock is convertible at a basis of $1,000 per share at a conversion price equal to 75% of the average market price of the common stock for ten days prior to the date of conversion. Among other provisions, the number of shares issuable upon conversion may not be less than 1,000 shares or greater than 4,000 shares of common stock.

In addition, the Company may repurchase the outstanding Series B Convertible Preferred Stock within one year following the date on which the Company received payment in full for the Preferred Stock at a price of $1,200 per share.

Through July 31, 2002, the Company sold 455 shares of Preferred Stock through a private placement and received proceeds of $455,000 and issued 64 shares to a shareholder of the Company as payment for advances from shareholder and accounts payable totaling $64,000.

Based on the conversion price of 75% of market value, the Company recorded a beneficial conversion feature of $173,000 for the 519 Series B preferred shares issued as an imputed preferred stock dividend.

Common Stock

On May 23, 2002, all of the 250 shares of Series A preferred stock, which had been issued by PSVI prior to the reverse acquisition, were converted into 3,000,000 shares of the Company's common stock.

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

Overview

WPCS International, Inc. focuses on the implementation requirements of fixed wireless technology. Significant advances in wireless communications has created fixed wireless high bandwidth solutions that are cost effective. Today, a company can connect their data network and PBX system internally or between locations by using a fixed wireless solution. Depending on the requirements, fixed wireless solutions can be used from T1 to gigabit bandwidth rates and can travel distances of over fifty miles.

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

Significant Transactions and Events

On May 17, 2002, pursuant to the agreement and plan of merger, Phoenix Star Ventures Inc. ("PSVI"), a publicly held corporation, acquired WPCS Holdings Inc., a Delaware corporation ("WPCS") by issuing 5,500,000 shares of its common stock to shareholders of WPCS in exchange of all the outstanding shares of WPCS. Concurrently with the acquisition, PSVI, the parent company, changed its name to WPCS International, Inc. The shareholders of WPCS, after the acquisition, owned the majority of the combined company. Accordingly, the combination has been accounted for as a reverse acquisition, whereby, for accounting purposes, WPCS is the accounting acquirer and PSVI is the accounting acquiree.

Results of Operations

     WPCS's ongoing operations are that of its subsidiary WPCS Incorporated. WPCS started business in December 2001. PSVI, the company acquired by WPCS on May 17, 2002, was a development stage company and therefore had no material operations in 2001. For the purpose of this discussion, the results of operation for the three months ended July 31, 2002 include the operations of WPCS for the entire period and PSVI since May 17, 2002, as if the merger took place on May 1, 2002.

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

     Our customer base is generally Fortune 2000 companies and governmental institutions. Our principal revenue-generating customers are likely to vary on a quarterly basis. We anticipate that our revenues will expand through internal growth and acquisitions.

     Net sales for the three months ended July 31, 2002 were $393,000. The Company is pursuing additional sources of revenue to supplement its existing business. The additional sources of revenue can arise from acquisitions or internal growth. In general, the Company intends to make acquisitions or expand into markets, which will leverage the Company's existing infrastructure. The Company has no present agreements or understandings with respect to specific acquisitions. There can be no assurance the Company will complete any such acquisitions or the terms of such acquisitions if they are completed.


Cost of Sales

Cost of sales consists of component and material costs, and direct labor cost payments to third party sub-contractors for its installation.

The Company's gross margin varies from job to job. For the three months ended July 31, 2002, gross margin was 22.9% or $90,000. We expect that the margins will increase as we increase our service business relative to other revenues.

Operating Expenses

Operating expenses are comprised of selling, general and administrative costs incurred in direct support of the business operations of the Company. Operating expenses for the three months ended July 31, 2002, were $190,607.

Selling expenses

     Selling expenses include expenses incurred for travel and promotional activities. For the three months ended July 31, 2002, selling expenses were $5,275 or 1.3% of sales. We expect selling expenses to increase in the near future as we start to market our products and services in expanded markets.

General and administrative expenses

     General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, strategic and business development, legal, human resources and administration. For the three months ended July 31, 2002, general and administrative expenses were $184,000 or 46.8% of sales. Included in the general and administrative expenses is $56,000 paid to consultants for investor relations, $40,000 in legal and accounting fees in connection with the merger. Salaries, commissions and payroll taxes amounted to $64,000 and rent for our office facilities amounted to $7,400. We expect general and administrative expenses to increase as we expand our business.

Liquidity and capital resources

     At July 31, 2002, we had total current assets of approximately $571,000. This included $138,000 in cash, $297,000 in accounts receivable, $11,000 in inventories and $125,000 in prepaid expenses paid to a consultant for investor relation services. We had total current liabilities of $236,000, which included $222,000 in accounts payable and accrued expenses.

     We utilized $326,000 in cash from operating activities during the three months ended July 31, 2002. This was comprised of $101,000 in loss generated for the three months ended July 31, 2002, $206,000 increase in accounts receivables, $117,500 increase in prepaid expenses, offset by a decrease in accounts payable by $99,500.

     Financing activities generated net inflow of $449,000 during the three months ended July 31, 2002. This was comprised of $455,000 from proceeds of sale of Series B Preferred Stock sold to investors in a private placement, $3,257 of cash received from PSVI on reverse acquisition, offset by $10,000 in repayment of notes payable and principal on capital lease obligations.

     Our capital requirements depend on numerous factors, including market for our products and services, the resources we devote to developing, marketing, selling and supporting our products and services, the timing and extent of establishing additional markets and other factors. We expect that our cash and investment balances will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. After that, we may need to raise additional funds for a number of uses. We may not be able to obtain additional funds on acceptable terms, or at all. We expect to devote substantial capital resources to search for, investigate and, potentially, acquire new businesses, companies or technologies. The sale of additional equity or convertible debt securities may result in additional dilution to our shareholders.

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

The accounting policies identified as critical are as follows:

Revenue Recognition. The Company recognizes revenues in accordance with accounting principles generally accepted in the United States of America as outlined in SAB No. 101 which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) product delivery, including customer acceptance, has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectibility is reasonably assured. The Company believes that its revenue recognition policy is critical because revenue is a very significant component of its results of operations. Decisions relative to criteria (4) regarding collectibility are based upon management judgments and should conditions change in the future and cause management to determine these criteria are not met, the Company's recognized results may be affected.

Allowance for Doubtful Accounts. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from customers and a provision for estimated credit losses is maintained based upon its historical experience and any specific customer collection issues that have been identified. At July 31, 2002, $38,000 of accounts receivable was overdue. While the accounts receivable related to these customers may be late, the Company does not believe the credit loss risk to be significant given the consistent payment history by these customers. Accordingly, no allowance has been recorded.

Recent Accounting Pronouncements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements
No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the requirement under SFAS 4 to aggregate and classify all gains and losses from extinguishments of debt as an extraordinary item, net of related income tax effect. This statement also amends SFAS 13 to require that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS 145 requires reclassification of gains and losses in all prior periods presented in comparative financial statements related to debt extinguishments that do not meet the criteria for extraordinary item in Accounting Principles Board Opinion ("APB") 30. The statement is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The Company will adopt SFAS 145 effective May 1, 2003. The Company is currently evaluating the requirements and impact of this statement on our consolidated results of operations and financial position. We do not believe that the adoption of SFAS 145 will have any material effect on our consolidated financial statements.

On July 30, 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the requirements and impact of this statement on our consolidated results of operations and financial position.

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




                                            WPCS INTERNATIONAL INCORPORATED


Date: September 18, 2002            By: /s/ANDREW HIDALGO
                                           Andrew Hidalgo
                                           Chief Executive Officer,
                                           Chief Financial
                                           Officer and Director