Form 10QSB
period 2002-10-31
WPCS INTERNATIONAL INC
filed 2002-12-16
CIK 1086745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                 For the quarterly period ended October 31, 2002
                                -----------------

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                        For the transition period from to
                ---------------------- --------------------------

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

     State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 9,025,632 shares issued and outstanding as of December 6, 2002

                     WPCS INTERNATIONAL, INC. AND SUBSIDIARY
                     (FORMERLY PHOENIX STAR VENTURES, INC.)





                                    I N D E X


PART I.       FINANCIAL INFORMATION


              ITEM 1.      Condensed consolidated balance sheets at October 31, 2002
                                    (unaudited) and  April 30, 2002 (audited)                               4 - 5

                           Condensed consolidated statement of operations for the three
                                    and six months ended October 31, 2002 (unaudited)                         6

                           Condensed consolidated statement of cash flows for the six
                                    months ended October 31, 2002 (unaudited)                               7 - 8

                           Condensed consolidated statement of shareholders' equity for the
                                    six months ended October 31, 2002 (unaudited)                             9

                           Notes to condensed consolidated financial statements                            10 - 13


              ITEM 2.      Management's Discussions and Analysis                                           14 - 18

              ITEM 3.      Controls and Procedures                                                            19

PART II.      OTHER INFORMATION

              ITEM 6.      Exhibits and Reports on 8-K                                                        20

                           SIGNATURES                                                                         21

                           CERTIFICATIONS                                                                  22 - 24



                     WPCS INTERNATIONAL, INC. AND SUBSIDIARY
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                      October 31,               April 30,
                                     ASSETS                                              2002                      2002
                                                                                  --------------------       -----------------
                                                                                          (UNAUDITED)

CURRENT ASSETS:
    Cash and cash equivalents                                                               $  78,606               $  15,554
    Accounts receivable, net of allowance for
       doubtful accounts of $26,285 at October 31, 2002                                       130,966                  91,183
    Inventory                                                                                   5,645                   7,975
    Prepaid consulting services                                                                 2,559
                                                                                  --------------------       -----------------
                                                                                                                           -


         Total current assets                                                                 217,776                 114,712


PROPERTY AND EQUIPMENT, Net                                                                    25,186                  28,271


OTHER ASSETS, security deposits                                                                 2,242                   2,242
                                                                                  --------------------       -----------------

                Totals                                                                      $ 245,204               $ 145,225
                                                                                            =========               =========





     The accompanying notes are an integral part of these condensed financial statements.

                     WPCS INTERNATIONAL, INC. AND SUBSIDIARY
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)




                                                                              October 31,    April 30,
                      LIABILITIES AND SHAREHOLDERS' EQUITY                       2002          2002
                                                                               ---------   ---------
                                                                              (UNAUDITED)

CURRENT LIABILITIES:
    Accounts payable and accrued expenses ..................................   $  72,399   $  95,119
    Current maturities of capital lease obligations ........................       2,183       2,077
    Due to Shareholder .....................................................           -      20,743
                                                                               ---------   ---------
          Total current liabilities ........................................      74,582     117,939

Capital lease obligations, net of current maturities .......................       5,783       6,902
Deferred income taxes ......................................................       4,150       4,150
                                                                               ---------   ---------


            Total Liabilities ..............................................      84,515     128,991
                                                                               ---------   ---------



SHAREHOLDERS' EQUITY:
   Preferred Stock - $0.0001 par value, 5,000,000 shares authorized

   Series B Convertible Preferred Stock, 1,000 shares designated, 519 shares issued and outstanding at October 31, 2002,
       liquidation preference $519,000 .....................................        --          --

   Common Stock - $0.0001 par value,
         30,000,000 shares authorized, 9,025,632 shares and
         5,500,000 shares issued and outstanding, respectively .............         903         550
   Additional paid- in capital .............................................     615,282       4,450
  Retained earnings (accumulated deficit) ..................................    (455,496)     11,234
                                                                               ---------   ---------
           Total shareholders' equity ......................................     160,689      16,234
                                                                               ---------   ---------

            Totals .........................................................   $ 245,204   $ 145,225
                                                                               =========   =========





     The accompanying notes are an integral part of these condensed financial statements.

                     WPCS INTERNATIONAL INC. AND SUBSIDIARY
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                         Three Months     Six Months
                                            Ended            Ended
                                          October 31,     October 31,
                                             2002            2002
                                             ----            ----

SALES .................................   $   213,359    $   606,482
COST OF SALES .........................       170,919        474,096
                                          -----------    -----------

GROSS PROFIT ..........................        42,440        132,386
                                          -----------    -----------


OPERATING EXPENSES:
    Selling expenses ..................         1,743          7,017
    General and administrative expenses       205,941        389,729
     Provision for doubtful accounts ..        26,285         26,285
     Depreciation and amortization              1,542          3,085
                                          -----------    -----------
         Total ........................       235,511        426,116
                                          -----------    -----------

NET LOSS ..............................      (193,071)      (293,730)

Imputed dividends accreted on
  Convertible Series B Preferred stock           --         (173,000)
                                          -----------    -----------


NET LOSS ATTRIBUTABLE TO
    COMMON SHAREHOLDERS ...............   $  (193,071)   $  (466,730)
                                          ===========    ===========

Basic net loss per common share .......   $     (0.02)   $     (0.05)
                                          ===========    ===========

Basic weighted average number of
  common shares outstanding ...........     9,025,632      8,689,620
                                          ===========    ===========


     The accompanying notes are an integral part of these condensed financial statements

                     WPCS INTERNATIONAL INC. AND SUBSIDIARY
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Six Months
                                                                                   Ended
                                                                                October 31,
                                                                                   2002

OPERATING ACTIVITIES:
     Net loss ...............................................................   $(293,730)
     Adjustments to reconcile net loss
        to net cash used in operating activities:
          Depreciation and amortization .....................................       3,085
          Provision for doubtful accounts ...................................      26,285
             Changes in operating assets and liabilities, net of acquisition:
                Accounts receivable .........................................     (66,068)
                Inventory ...................................................       2,331
                Prepaid expenses ............................................      (2,559)
                Accounts payable and accrued expenses .......................     (42,792)
                                                                                ---------

NET CASH USED IN OPERATING ACTIVITIES .......................................    (373,448)
                                                                                ---------

FINANCING ACTIVITIES:
     Cash received in reverse acquisition ...................................       3,257
     Repayment of advances from shareholders ................................     (20,743)
      Proceeds received from sale of Series B preferred stock ...............     455,000
     Payments of capital lease obligations ..................................      (1,014)
                                                                                ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES ...................................     436,500
                                                                                ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...................................      63,052

CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIOD ..................................................................      15,554
                                                                                ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD ....................................   $  78,606
                                                                                =========



     The accompanying notes are an integral part of these condensed financial statements

                     WPCS INTERNATIONAL, INC. AND SUBSIDIARY
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (UNAUDITED)


                                                                    Six Months
                                                                       Ended
                                                                    October 31,
                                                                        2002
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
      Cash paid during the period for:
           Interest .............................................   $     220
                                                                    =========
         Income taxes ...........................................   $     190
                                                                    =========


SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
      Issuance of 64 shares of Series B preferred stock
         as payment of advances from shareholder and
            accounts payable ....................................   $  64,000
                                                                    =========

      Imputed Series B preferred stock dividend attributable to a
            beneficial conversion feature .......................   $(173,000)
                                                                    =========


     The accompanying notes are an integral part of these condensed financial statements

                     WPCS INTERNATIONAL, INC. AND SUBSIDIARY
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2002
                                   (UNAUDITED)

                                                                                                                           RETAINED
                                                                                                ADDITIONAL  EARNINGS/       TOTAL
                                                   PREFERRED STOCK            COMMON STOCK       PAID-IN   (ACCUMULATED SHAREHOLDERS
                                                SHARES        AMOUNT      SHARES     AMOUNT      CAPITAL     DEFICIT)      EQUITY
                                                ------        ------    ----------  --------  -----------  -----------   ----------

BALANCE, MAY 1, 2002 .....................                      --      5,500,000   $   550   $    4,450   $   11,234    $  16,234
Effects of reverse acquisition ...........      250              1      1,025,632       103      (80,919)                  (80,815)
Return and retirement of common stock
    in connection with reverse acquisition                               (500,000)      (50)          50
Sale of Series B preferred stock sold
     through private placement ...........      455                                              455,000                   455,000
Series B preferred stock issued as
     payment of advances from
     shareholder and accounts payable ....       64                                               64,000                    64,000
Conversion of Series A preferred stock
     to common stock .....................     (250)            (1)     3,000,000       300         (299)
Imputed Series B preferred stock
     dividend attributable to beneficial
     Conversion feature ..................                                                       173,000      (173,000)

Net loss .................................     --             --             --        --                     (293,730)    (293,730)
                                              ------        ------    ----------- ---------   ----------   ------------   ----------
BALANCE, OCTOBER 31, 2002 ................      519    $      --        9,025,632   $   903   $  615,282   $  (455,496)   $ 160,689
                                              ======        ======    =========== =========   ==========   ============   ==========



           The accompanying notes are an integral part of these condensed financial statements.
                                        9

                     WPCS INTERNATIONAL, INC. AND SUBSIDIARY
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of WPCS International, Inc. and Subsidiary (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-QSB and do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2002 and the unaudited proforma information, included in the Company's report on Form 8-K originally filed on May 24, 2002 and amended 8-K/A dated August 6, 2002 previously filed with the SEC. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of the management, considered necessary for a fair presentation of financial position and results of operations for the interim periods. Operating results for the three and six-month periods ended October 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2003.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WPCS International, Inc. is the successor-consolidated entity formed by the merger, on May 17, 2002, of Phoenix Star Ventures, Inc. ("PSVI"), WPCS Acquisition Corp., a newly formed, wholly owned subsidiary of PSVI ("Subsidiary") and WPCS Holdings Inc., a Delaware corporation ("WPCS").

On May 17, 2002, pursuant to the agreement and plan of merger, PSVI a publicly held "shell company", became the legal acquirer of WPCS by issuing 5,500,000 shares of its common stock to the shareholders of WPCS in exchange for all of the outstanding common shares of WPCS. The former shareholders of WPCS, immediately after the business combination, owned the majority of the combined companies. Accordingly, the business combination has been accounted for as a reverse acquisition, whereby, for accounting purposes, WPCS is the accounting acquirer and PSVI is the accounting acquiree. The unaudited condensed consolidated financial statements of the Company include the accounts of PSVI since its acquisition. The cost of the acquisition approximated the fair value of the net assets of PSVI that were acquired, and accordingly, assets, liabilities and the outstanding preferred stocks of PSVI were initially recorded at historical carrying values.

On May 24, 2002, as a condition to the plan and merger agreement, PSVI's principal shareholder returned 500,000 shares of its common stock to the Company, without compensation. Subsequently, these common shares were retired and cancelled.

WPCS did not commence operations until November 15, 2001 and, accordingly, results of operations for the three and six months ended October 31, 2001 and cash flows for the six months ended October 31, 2001 have not been presented.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash and highly liquid investments with a maturity of six months or less at the date of acquisition.

Revenue recognition

Revenue consists of sales of wireless solutions and their deployment. Equipment sales are recognized when delivered and maintenance revenues are recognized when services are provided.

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

Use of Estimates

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


NOTE 3 - NET LOSS PER COMMON SHARE

Loss per common share is computed pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("EPS"). Basic income (loss) per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock based compensation including stock options, restrictive stock awards, warrants and other convertible securities. At October 31, 2002, the Company had 11,111 stock options outstanding. Diluted EPS is not presented since the effect of the assumed exercise of options and the assumed conversion of the Series B convertible preferred stock would be antidilutive.

NOTE 4 - SHAREHOLDERS' EQUITY

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

                     WPCS INTERNATIONAL, INC. AND SUBSIDIARY
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Through October 31, 2002, the Company sold 455 shares of Preferred Stock through a private placement and received proceeds of $455,000 and issued 64 shares to a shareholder of the Company as payment for advances from shareholder and accounts payable totaling $64,000.

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

NOTE 5 - SUBSEQUENT EVENTS

On November 13, 2002, the Company entered into an agreement and completed a merger with Invisinet Acquisitions Inc., a wholly owned subsidiary of the Company, and Invisinet, Inc., an unrelated Delaware corporation. Pursuant to the terms of the Agreement and Plan of Merger, Invisinet Acquisitions, Inc. acquired 100% of the common stock of Invisinet, Inc., by issuing 1,000,000 shares of the Company's common stock with a fair value of $1,750,000, based on the value of the Company's common stock as of that date. Based on the net assets acquired of Invisinet, Inc., the Company will recognize goodwill of approximately $1,600,000 (unaudited). Subsequently, Invisinet Acquisitions Inc. was merged into Invisinet, Inc. with Invisinet, Inc. being the surviving company. Invisinet, Inc. is in the same business as the Company, providing fixed wireless technology solutions to its customers.

Item 2. Management's Discussion and Analysis

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

On November 13, 2002, the Company entered into an agreement and completed a merger with Invisinet Acquisitions Inc., a wholly owned subsidiary of the Company, and Invisinet, Inc., an unrelated Delaware corporation. Pursuant to the terms of the Agreement and Plan of Merger, Invisinet Acquisitions, Inc. acquired 100% of the common stock of Invisinet, Inc., by issuing 1,000,000 shares of the Company's common stock with a fair value of $1,750,000, based on the value of the Company's common stock as of that date. Based on the net assets acquired of Invisinet, Inc., the Company will recognize goodwill of approximately $1,600,000 (unaudited). Subsequently, Invisinet Acquisitions Inc. was merged into Invisinet, Inc. with Invisinet, Inc. being the surviving company. Invisinet, Inc. is in the same business as the Company, providing fixed wireless technology solutions to its customers.

Results of Operations

         WPCS's ongoing operations are that of its subsidiary, WPCS Incorporated. WPCS started business in December 2001. PSVI, the company acquired by WPCS on May 17, 2002, was a development stage company and therefore had no material operations in 2001. For the purpose of this discussion, the results of operation for the six months ended October 31, 2002 include the operations of WPCS for the entire period and PSVI since May 17, 2002, as if the merger took place on May 1, 2002.

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

        Net sales for the three and six months ended October 31, 2002 were approximately $213,000 and $606,000, respectively. The Company is pursuing additional sources of revenue to supplement its existing business. The additional sources of revenue can arise from acquisitions or internal growth. In that regards, the Company, on November 13, 2002, acquired a business in the same line of business as the Company by issuing its common stock. Management believes, but cannot assure, that this acquisition will substantially increase the revenues of the Company. In general, the Company intends to make additional acquisitions or expand into markets, which will leverage the Company's existing infrastructure. The Company has no present agreements or understandings with respect to specific acquisitions. There can be no assurance the Company will complete any such acquisitions or the terms of such acquisitions if they are completed.

Cost of Sales

Cost of sales consists of component and material costs, and direct labor cost payments to third party sub-contractors for its installation. The Company's gross margin varies from job to job. For the three and six months ended October 31, 2002, gross margin was 19.89% and 21.83%, respectively. We expect that the margins will increase as we increase our service business relative to other revenues.

Operating Expenses

         Operating expenses are comprised of selling, general and administrative costs incurred in direct support of the business operations of the Company. Operating expenses for the three and six months ended October 31, 2002, were $236,000 and $426,000, respectively.

Selling expenses

         Selling expenses include expenses incurred for travel and promotional activities. For the three and six months ended October 31, 2002, selling expenses were $1,700 and $7,000, respectively. We expect selling expenses to increase in the near future as we start to market our products and services in expanded markets.

General and administrative expenses

         General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, strategic and business development, legal, human resources and administration.

         For the three months ended October 31, 2002, general and administrative expenses were $206,000. Included in the general and administrative expenses is $36,000 paid to consultants for investor relations and $65,000 in legal and accounting fees. Salaries, commissions and payroll taxes amounted to $72,000 and rent for our office facilities amounted to $8,000. Other general and administrative expenses amounted to $25,000.

         For the six months ended October 31, 2002, general and administrative expenses were $390,000. Included in the general and administrative expenses is $92,000 paid to consultants for investor relations, $105,000 in legal and accounting fees in connection with the merger and other compliance issues. Salaries, commissions and payroll taxes amounted to $142,000 and rent for our office facilities amounted to $15,000. For the six months ended October 31, 2002, other general and administrative expenses amounted to $36,000. We expect general and administrative expenses to increase as we expand our business.

Liquidity and capital resources

         At October 31, 2002, we had working capital of $143,000, which consisted of current assets of approximately $218,000 and current liabilities of $75,000. Current assets included $79,000 in cash, $131,000 in accounts receivable, $6,000 in inventories and $2,000 in prepaid expenses. Current liabilities included $73,000 in accounts payable and accrued expenses and $2,000 in current lease obligations.

         We utilized $373,000 in cash from operating activities during the six months ended October 31, 2002. This was mainly comprised of a $294,000 loss generated for the six months ended October 31, 2002, a $66,000 increase in accounts receivables and a $43,000 decrease in accounts payable and accrued expenses.

         The Company's financing activities generated cash of $437,000 during the six months ended October 31, 2002. This was comprised of $455,000 from proceeds of sale of Series B Preferred Stock sold to investors in a private placement, $3,257 of cash received from PSVI on reverse acquisition, offset by $22,000 in repayment of notes payable and principal on capital lease obligations.

         Our capital requirements depend on numerous factors, including market for our products and services, the resources we devote to developing, marketing, selling and supporting our products and services, the timing and extent of establishing additional markets and other factors. We expect that our cash and investment balances will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. After that, we may need to raise additional funds for a number of uses. We may not be able to obtain additional funds on acceptable terms, or at all. We expect to devote substantial capital resources to search for, investigate and, potentially, acquire new businesses, companies or technologies. We acquired Invisinet, Inc. without using cash, by issuing the Company's common stock. The sale of additional equity or convertible debt securities may result in additional dilution to our shareholders.


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

Allowance for Doubtful Accounts. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from customers and a provision for estimated credit losses is maintained based upon its historical experience and any specific customer collection issues that have been identified. At October 31, 2002, $30,000 of accounts receivable was overdue. While the accounts receivable related to these customers may be late, the Company does not believe the credit loss risk to be significant given the consistent payment history by these customers. However, the Company has recorded an allowance of $26,285 as of October 31, 2002.

Recent Accounting Pronouncements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the requirement under SFAS 4 to aggregate and classify all gains and losses from extinguishments of debt as an extraordinary item, net of related income tax effect. This statement also amends SFAS 13 to require that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS 145 requires reclassification of gains and losses in all prior periods presented in comparative financial statements related to debt extinguishments that do not meet the criteria for extraordinary item in Accounting Principles Board Opinion 30. The statement is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The Company will adopt SFAS 145 effective May 1, 2003. The Company is currently evaluating the requirements and impact of this statement on our consolidated results of operations and financial position. We do not believe that the adoption of SFAS 145 will have any material effect on our consolidated financial statements.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosures. The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Within 90 days prior to the filing of this Quarterly Report on Form 10-QSB, an evaluation, was completed under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of this disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including the Company's consolidated subsidiaries) required to be included in the periodic SEC filings.

(b) Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect the Company's internal controls subsequent to the date of our evaluation.

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


Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

                  99.1 Certification of Chief Financial Officer, Chief Executive
                       Officer

         (b) Reports on Form 8-K.

                  Report on Form 8-K/A, dated August 6, 2002

                  Report on Form 8-K, dated August 21, 2002

                  Report on Form 8-K/A, dated September 4, 2002

                  Report on Form 8-K/A dated November 27, 2002

     CERTIFICATIONS


I, Andrew Hidalgo, certify that:

1) I have reviewed this quarterly report on Form 10-QSB of WPCS International Incorporated ( "the registrant);

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  Date:  December 12, 2002                          /s/ Andrew Hidalgo
                                              ----------------------------------
                                                        Andrew Hidalgo
                                                        Chief Executive Officer/
                                                        Chief Financial Officer
                                                        Director

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            WPCS INTERNATIONAL INCORPORATED


Date: December 12, 2002             By: /s/ANDREW HIDALGO
                                       ------------------
                                           Andrew Hidalgo
                                           Chief Executive Officer,
                                           Chief Financial
                                           Officer and Director