Form 10QSB
period 2003-01-31
WPCS INTERNATIONAL INC
filed 2003-03-24
CIK 1086745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003
                                -----------------

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                            140 SOUTH VILLAGE AVENUE
                                    SUITE 20
                            EXTON, PENNSYLVANIA 19341
                            -------------------------
                    (Address of principal executive offices)

                                 (610) 903-0400
                                 --------------
              (Registrant's telephone number, including area code)

                           PHOENIX STAR VENTURES, INC.
                          2438 MARINE DRIVE, SUITE 215
                WEST VANCOUVER, BRITISH COLUMBIA, CANADA V7V 1L2
                ------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

         State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 13,078,844 shares issued and outstanding as of March 17, 2003.


                       WPCS INTERNATIONAL, INC. AND SUBSIDIARIES
                        (FORMERLY PHOENIX STAR VENTURES, INC.)


                                       I N D E X

PART I. FINANCIAL INFORMATION

        ITEM 1. Condensed consolidated balance sheets at January 31, 2003
                    (unaudited) and April 30, 2002                              4 - 5

                Condensed consolidated statements of operations for the three
                    and nine months ended January 31, 2003 and 2002 (unaudited)     6

                Condensed consolidated statements of cash flows for the nine
                    months ended January 31, 2003 and 2002 (unaudited)          7 - 8

                Condensed consolidated statement of shareholders' equity for the
                    nine months ended January 31, 2003 (unaudited)                  9

                Notes to condensed consolidated financial statements          10 - 18

        ITEM 2. Management's Discussions and Analysis                         19 - 24

        ITEM 3. Controls and Procedures                                            25

PART II. OTHER INFORMATION

        ITEM 6. Exhibits and Reports on 8-K                                        26

                SIGNATURES                                                         27

                CERTIFICATIONS                                                28 - 30



                      WPCS INTERNATIONAL, INC. AND SUBSIDIARIES
                        (FORMERLY PHOENIX STAR VENTURES, INC.)

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            January 31,   April 30,
                                 ASSETS                         2003        2002
                                                            -----------  -----------
                                                            (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                               $  107,400   $   15,554
    Restricted cash                                            200,000           --
    Accounts receivable, net of allowance
      of $26,285 at January 31, 2003                         1,625,154       91,183
    Costs and estimated earnings in excess of billings on
      uncompleted contracts                                  1,093,945           --
    Inventory                                                  125,558        7,975
    Note receivable - related party                            172,514           --
    Prepaid expenses                                           204,347           --
                                                            -----------  -----------

         Total current assets                                3,528,918      114,712


PROPERTY AND EQUIPMENT, Net                                    449,844       28,271

GOODWILL                                                     5,580,333           --

OTHER ASSETS, security deposits                                 21,453        2,242
                                                            -----------  -----------
                Totals                                      $9,580,548   $  145,225
                                                            ===========  ===========

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             WPCS INTERNATIONAL, INC. AND SUBSIDIARIES
                              (FORMERLY PHOENIX STAR VENTURES, INC.)

                         CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                      January 31,     April 30,
                   LIABILITIES AND SHAREHOLDERS' EQUITY                   2003          2002
                                                                      (UNAUDITED)
                                                                      ------------   ------------
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                             $ 1,755,587    $    95,119
    Billings in excess of costs and estimated earnings on
       Uncompleted contracts                                              322,696             --
    Note payable - Bank                                                   200,000             --
    Current maturities of capital lease obligations                         2,256          2,077
    Current maturities of equipment loans payable                          48,406             --
    Due to stockholder                                                         --         20,743
    Income taxes payable                                                    6,500             --
                                                                      ------------   ------------
          Total current liabilities                                     2,335,445        117,939

     Capital lease obligations, net of current maturities                   5,006          6,902
     Equipment loans payable, net of current portion                       19,002             --
     Deferred income taxes                                                  4,150          4,150
                                                                      ------------   ------------
            Total Liabilities                                           2,363,603        128,991
                                                                      ------------   ------------
COMMITMENTS

SHAREHOLDERS' EQUITY:
   Preferred Stock - $0.0001 par value, 5,000,000 shares authorized

   Series C Convertible Preferred Stock, 1,000 shares designated,
       1000 shares issued and outstanding at January 31, 2003, liquidation preference $1,000,000

   Common Stock - $0.0001 par value,
       30,000,000 shares authorized, 13,078,844 shares and
       5,500,000 shares issued and outstanding at January 31, 2003
       and April 30, 2002, respectively                                     1,308            550
   Additional paid- in capital                                          7,939,126          4,450
  (Accumulated deficit)/ retained earnings                               (723,489)        11,234
                                                                      ------------   ------------

           Total shareholders' equity                                   7,216,945         16,234
                                                                      ------------   ------------
            Totals                                                    $ 9,580,548    $   145,225
                                                                      ============   ============

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                WPCS INTERNATIONAL INC. AND SUBSIDIARIES
                                 (FORMERLY PHOENIX STAR VENTURES, INC.)

                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)

                                               Three Months Ended              Nine Months Ended
                                                   January 31,                     January 31,
                                          -----------------------------   -----------------------------
                                              2003            2002            2003            2002
                                          -------------   -------------   -------------   -------------
SALES                                     $  1,579,256    $    173,882    $  2,185,739    $    173,882
COST OF SALES                                1,338,419         139,545       1,812,515         139,545
                                          -------------   -------------   -------------   -------------
GROSS PROFIT                                   240,837          34,337         373,224          34,337
                                          -------------   -------------   -------------   -------------

OPERATING EXPENSES:
    Selling expenses                             2,394           1,312           9,411           1,312
    General and administrative expenses        490,842          32,371         880,571          32,371
     Provision for doubtful accounts                                            26,285
     Depreciation and amortization              15,595             942          18,680             942
                                          -------------   -------------   -------------   -------------
         Total                                 508,831          34,625         934,947          34,625
                                          -------------   -------------   -------------   -------------

NET LOSS                                      (267,994)           (288)       (561,723)           (288)

Imputed dividends accreted on
  Convertible Series B Preferred stock              --              --        (173,000)             --
                                          -------------   -------------   -------------   -------------

NET LOSS ATTRIBUTABLE TO
    COMMON SHAREHOLDERS                   $   (267,994)   $       (288)   $   (734,723)   $       (288)
                                          =============   =============   =============   =============

Basic net loss per common share           $      (0.02)   $      (0.00)   $      (0.08)   $      (0.00)
                                          =============   =============   =============   =============

Basic weighted average number of
  common shares outstanding                 11,084,312       5,500,000       9,505,337       5,500,000
                                          =============   =============   =============   =============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   WPCS INTERNATIONAL INC. AND SUBSIDIARIES
                                    FORMERLY PHOENIX STAR VENTURES, INC.)

                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)

                                                                                     Nine Months Ended
                                                                                         January 31,
                                                                                 ---------------------------
                                                                                     2003           2002
                                                                                 ------------   ------------
OPERATING ACTIVITIES:
     Net loss                                                                    $  (561,723)   $      (288)
     Adjustments to reconcile net loss
        to net cash (used in) provided by operating activities:
          Depreciation and amortization                                               18,680            942
          Provision for doubtful accounts                                             26,285             --
             Changes in operating assets and liabilities, net of acquisitions:
                Accounts receivable                                                  108,236        (88,575)
                Costs and estimated earnings in excess of billings on
                  uncompleted contracts                                             (695,838)            --
                Inventory                                                           (112,355)            --
                Prepaid expenses                                                    (161,023)            --
                Other Assets                                                              --         (2,242)
                Accounts payable and accrued expenses                                658,474        112,596
                Billings in excess of costs and estimated earnings on
                  uncompleted contracts                                              (48,662)            --
                Income taxes payable                                                   6,500             --
                                                                                 ------------   ------------
NET CASH (USED IN)/PROVIDED BY OPERATING
    ACTIVITIES                                                                      (761,426)        22,433
                                                                                 ------------   ------------
INVESTING ACTIVITIES:
        Acquisition of property and equipment                                           (787)       (21,373)
        Acquisition of businesses, net of cash acquired                             (374,709)            --
                                                                                 ------------   ------------

NET CASH USED IN INVESTING ACTIVITIES                                               (375,496)       (21,373)
                                                                                 ------------   ------------
FINANCING ACTIVITIES:
      Cash received in reverse acquisition                                             3,257             --
      Restricted cash                                                               (200,000)            --
      Proceeds from advances from shareholder                                             --         23,189
      Repayment of advances from shareholders                                        (20,743)            --
      Proceeds from sale of preferred stock                                        1,455,000             --
      Proceeds from issuance of common stock                                              --          5,000
      Repayment of equipment loans payable                                            (7,029)            --
      Payments of capital lease obligations                                           (1,717)            --
                                                                                 ------------   ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                          1,228,768         28,189
                                                                                 ------------   ------------

                           WPCS INTERNATIONAL INC. AND SUBSIDIARIES
                            FORMERLY PHOENIX STAR VENTURES, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                         (UNAUDITED)

                                                                        Nine Months Ended
                                                                            January 31,
                                                                    ------------------------
                                                                       2003          2002
                                                                    -----------  -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                               91,846       29,249

CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIOD                                                              15,554           --
                                                                    -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  107,400   $   29,249
                                                                    ===========  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
      Cash paid during the period for:
         Interest                                                   $    2,875   $      220
                                                                    ===========  ===========
         Income taxes                                               $      353   $      190
                                                                    ===========  ===========

SCHEDULE OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
      Equipment acquired under capital lease                        $    9,468
                                                                    ===========
      Issuance of 64 shares of Series B preferred stock
         as payment of advances from shareholder and
         accounts payable                                           $   64,000
                                                                    ===========
      Imputed Series B preferred stock dividend attributable to a
         beneficial conversion feature                              $  173,000
                                                                    ===========
      Issuance of common stock for net noncash assets received
         in acquisitions                                            $6,324,249
                                                                    ===========
     Conversion of Series A Preferred stock into common stock       $      300
                                                                    ===========
     Conversion of Series B Preferred stock into common stock       $       56
                                                                    ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                              WPCS INTERNATIONAL, INC. AND SUBSIDIARIES
                                               (FORMERLY PHOENIX STAR VENTURES, INC.)
                                      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                             FOR THE NINE MONTHS ENDED JANUARY 31, 2003
                                                             (UNAUDITED)

                                                                                           ADDITIONAL    ACCUMULATED       TOTAL
                                            PREFERRED STOCK         COMMON STOCK            PAID-IN       (DEFICIT)/   STOCKHOLDERS'
                                           SHARES     AMOUNT      SHARES       AMOUNT       CAPITAL        EARNINGS        EQUITY
                                        -----------   -------   ------------  ---------   ------------   ------------   ------------
BALANCE MAY 1, 2002                             --    $   --      5,500,000   $    550    $     4,450    $    11,234    $    16,234

Effects of reverse acquisition                 250         1      1,025,632        103        (80,919)                      (80,815)
Return and retirement of
common
   stock in connection with
   reverse acquisition                                             (500,000)       (50)            50                            --
Sale of Series B Preferred stock
  sold through private placement               455                                            455,000             --        455,000
Series B Preferred stock issued in
  consideration for payment of
  advances from stockholder and
  accounts payable                              64                                             64,000                        64,000
Conversion of Series A Preferred
  stock to common stock                       (250)       (1)     3,000,000        300           (299)                           --
Imputed Series B Preferred stock
  dividend attributable to beneficial
  conversion feature                                                                          173,000       (173,000)            --
Sale of Series C Preferred stock
 sold through private placement              1,000                                          1,000,000                     1,000,000
Issuance of common stock for
  acquisition of Invisinet, Inc.                                  1,000,000         100     1,749,900                     1,750,000
Issuance of common stock for
  acquisition of Walker Comm, Inc.                                2,486,000         249     4,574,000                     4,574,249
Conversion of Series B Preferred
   stock to common stock                      (519)                 567,212          56           (56)                           --

NET LOSS                                        --        --             --         --             --       (561,723)      (561,723)
                                        -----------   -------   ------------  ---------   ------------   ------------   ------------
BALANCE, JANUARY 31, 2003                    1,000    $   --     13,078,844   $  1,308    $ 7,939,126    $  (723,489)   $ 7,216,945
                                        ===========   =======   ============  =========   ============   ============   ============

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    WPCS INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed consolidated financial statements of WPCS International, Inc. and Subsidiaries (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-QSB and do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America. As used herein, the "Company" refers to WPCS International, Inc. and WPCS International, Inc. together with its subsidiaries. Accordingly, the financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2002 and the unaudited proforma information, included in the Company's reports on Form 8-K/A filed on August 6, 2002, January 22, 2003 and February 14, 2003. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of the management, considered necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods. Operating results for the three and nine-month periods ended January 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2003.

NOTE 2 - SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------------------

ORGANIZATION

WPCS International, Inc. is the successor-consolidated entity formed by the merger, on May 17, 2002, of Phoenix Star Ventures, Inc. ("PSVI"), WPCS Acquisition Corp., a newly formed, wholly owned subsidiary of PSVI ("Subsidiary") and WPCS Holdings Inc., a Delaware corporation ("WPCS").

On May 17, 2002, PSVI a publicly held "shell company", became the legal acquirer of WPCS by issuing 5,500,000 shares of its common stock to the shareholders of WPCS in exchange for all of the outstanding common shares of WPCS. The former shareholders of WPCS, immediately after the business combination, owned the majority of the combined companies. Accordingly, the business combination has been accounted for as a reverse acquisition, whereby, for accounting purposes, WPCS is the accounting acquirer and PSVI is the accounting acquiree. The unaudited condensed consolidated financial statements of the Company include the accounts of PSVI since its acquisition. The cost of the acquisition approximated the fair value of the net assets of PSVI that were acquired, and accordingly, assets, liabilities and the outstanding preferred stocks of PSVI were initially recorded at historical carrying values.

On May 24, 2002, PSVI's principal shareholder returned 500,000 shares of its common stock to the Company, without compensation. Subsequently, these common shares were retired and cancelled.

On November 13, 2002, the Company acquired all of the outstanding shares of Invisinet Inc. ("Invisinet") from its shareholders in exchange for an aggregate of 1,000,000 newly issued shares of the Company's common stock.

On December 30, 2002, the Company acquired all of the outstanding shares of Walker Comm, Inc. ("Walker") in exchange for an aggregate of 2,486,000 newly issued shares of the Company's common stock and $500,000 cash consideration. An additional $500,000 is payable contingent upon Walker achieving certain net profits, to be paid in quarterly distributions equal to 75% of net income.

                    WPCS INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (Continued)
------------------------------------------------------------------------

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, WPCS Incorporated, Invisinet from November 13, 2002 (date of acquisition) and Walker from December 30, 2002 (date of acquisition). All significant intercompany transactions and balances have been eliminated in consolidation.

NATURE OF BUSINESS

The Company provides fixed wireless solutions, including engineering, deployment and installation relating to voice-data-video transmission between two or more points without the utilization of a landline infrastructure to businesses and governmental institutions. Invisinet is in the business of providing fixed wireless solutions and services for internal and external fixed wireless connectivity. Walker is a full service voice, data and video contractor. It provides a full line of design, installation and testing services for fiber optics, data cabling, voice cabling and wireless solutions.

INVENTORY

Inventory consists of parts and supplies and is stated using the weighted average cost method.

REVENUE RECOGNITION

FIXED WIRELESS SALES

Revenue consists of sales of wireless solutions and their deployment. Equipment sales are recognized when delivered and maintenance revenues are recognized when services are provided.

LONG-TERM CONTRACTS

The Company records profits on long-term contracts on a percentage-of-completion basis on the cost to cost method. Contracts in process are valued at cost plus accrued profits less earned revenues and progress payments on uncompleted contracts. Contracts are generally considered substantially complete when engineering is completed and/or site construction is completed. The Company includes pass-through revenue and costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs, when the Company determines that it is responsible for the engineering specification, procurement and management of such cost components on behalf of the customer.

The Company has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. The Company has a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs. However, current estimates may be revised as additional information becomes available. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated. The elapsed time from award of a contract to completion of performance may be up to two years.

                    WPCS INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (Continued)
------------------------------------------------------------------------

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

NOTE 3 - ACQUISITIONS
---------------------

INVISINET, INC.

On November 13, 2002, the Company acquired all of the outstanding shares of Invisinet. Subsequently on that date, the subsidiary was merged with and into Invisinet, with Invisinet being the surviving corporation. Invisinet then became a wholly owned subsidiary of WPCS.

The acquisition of Invisinet broadens the Company's customer base and expands its technical resources. WPCS concentrates its business in outdoor fixed wireless solutions, whereas Invisinet offers a wide variety of indoor wireless products to its customers.

The aggregate consideration paid by WPCS for Invisinet was approximately $1,750,000 subject to further adjustment. As a result of and at the effective time of the merger, all of the issued and outstanding shares of common stock of Invisinet were exchanged for aggregate merger consideration consisting of 1,000,000 shares of common stock of WPCS with a value of approximately $1,750,000 and an additional $15,000 in acquisition costs.

In addition, as an inducement to enter into the merger agreement, the Company agreed to issue a shareholder of Invisinet, who is also the Executive Vice President of the Company, up to 150,000 shares of the Company's common stock, provided Invisinet achieves certain financial targets.

The acquisition of Invisinet was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). Under the purchase method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is created to the extent that the merger consideration, including certain acquisition and closing costs, exceeds the fair value of the net identifiable assets acquired at the date of the merger. Based on the preliminary information currently available, the acquisition resulted in $1,658,967 of goodwill. Upon completion of a formal purchase price allocation, there may be a decrease in the amount assigned to goodwill and a corresponding increase in tangible or other intangible assets.

                    WPCS INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITIONS (continued)
---------------------------------

INVISINET, INC. (CONTINUED)

A summary of the preliminary purchase price allocation is as follows:

      Assets purchased
          Cash                                               $   132,672
          Accounts receivable                                    111,815
          Note receivable                                        172,514
          Inventory                                                5,228
          Fixed assets                                             4,324
          Other assets                                             1,445
          Goodwill                                             1,658,967
                                                             ------------
                                                               2,086,965
      Liabilities assumed
          Accounts payable                                      (321,965)
                                                             ------------
      Purchase price                                         $ 1,765,000
                                                             ============

WALKER COMM, INC.

On December 30, 2002, the Company acquired all of the outstanding common stock of Walker. Subsequently on that date, the subsidiary was merged with and into Walker, with Walker being the surviving corporation. Walker then became a wholly owned subsidiary of WPCS.

The acquisition of Walker will give the Company the ability to provide both structured cabling and wireless solutions to its customers along with strengthening its project management capabilities.

The aggregate consideration paid by WPCS for Walker was $5,113,249 subject to further adjustment. As a result of and at the effective time of the merger, all of outstanding shares of common stock, par value $1.00 per share, of Walker were exchanged for aggregate merger consideration consisting of $500,000 in cash and the common stock of WPCS with a value of $4,574,249, or 2,486,000 shares valued at $1.84 per share and acquisition fees of $39,000. An additional $500,000 is payable, provided Walker achieves profitability, to be paid in quarterly distributions equal to 75% of net income.

The acquisition of Walker was accounted for under the purchase method of accounting. Based on the preliminary information currently available, the acquisition resulted in $3,921,366 of goodwill. Upon completion of a formal purchase price allocation there may be a decrease in the amount assigned to goodwill and a corresponding increase in tangible or other intangible assets.

                     WPCS INTERNATIONAL, INC. AND SUBSIDIARY
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITIONS (continued)
---------------------------------

 A summary of the preliminary purchase price allocation is as follows:

      Assets purchased
          Cash                                                      $    46,620
          Accounts receivable                                         1,556,677
          Costs and estimated earnings in excess of
            billings on uncompleted contracts                           398,106
          Fixed assets                                                  435,142
          Other assets                                                   61,090
          Goodwill                                                    3,921,366
                                                                    ------------
                                                                      6,419,001
                                                                    ------------
      Liabilities assumed
          Accounts payable                                              659,957
          Note payable - Bank                                           200,000
          Billings in excess of costs and estimated
             earnings on uncompleted contracts                          371,358
          Equipment loans payable                                        74,437
                                                                    ------------
                                                                      1,305,752
                                                                    ------------
      Purchase price                                                $ 5,113,249
                                                                    ============

The following pro forma financial information presents the combined results of operations of WPCS, Invisinet and Walker, as if the acquisitions had occurred as of May 1, 2002, after giving effect to certain adjustments, including the issuance of WPCS common stock as part of the purchase price. Due to non-availability of financial data, for the purpose of this pro forma presentation, both Invisinet and Walker's financial information is presented for the three and nine months ended December 31, 2002 and for WPCS for the three and nine months ended January 31, 2003. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had WPCS, Invisinet and Walker been a single entity during such periods.

                                                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                  JANUARY 31, 2003        JANUARY 31, 2003
                                                                  ----------------        ----------------
Revenues                                                          $     2,139,000         $     7,302,000

Net loss attributable to common shareholders, basic               $      (636,000)        $    (1,718,000)

Weighted-average number of shares used in calculation
   of loss per share: Basic                                            12,819,629              12,407,866

Loss per share                                                    $         (0.05)        $         (0.14)

                    WPCS INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
--------------------------------------------------------------

     Costs and estimated earnings on uncompleted contracts consist of the following at January 31, 2003

          Costs incurred on uncompleted contracts                  $  4,589,683
          Estimated contract profit                                     884,905
                                                                   -------------
                                                                      5,474,588
          Less: billings to date                                      4,703,339
                                                                   -------------

                                                                   $    771,249
                                                                   =============

          Costs and estimated earnings in excess of billings       $  1,093,945

          Billings in excess of costs and estimated earnings
            on uncompleted contracts                                   (322,696)
                                                                   -------------

                                                                   $    771,249
                                                                   ============
NOTE 5 - LINE OF CREDIT
-----------------------

The Company has a $200,000 line of credit with a bank, which matures on March 26, 2003. The line of credit provides for an interest rate of 3.4% and is collateralized by a $200,000 certificate of deposit, which is reported on the Company's balance sheet as restricted cash.

NOTE 6 - NET LOSS PER COMMON SHARE
----------------------------------

Loss per common share is computed pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("EPS"). Basic income (loss) per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock options, restrictive stock awards, warrants and other convertible securities. At January 31, 2003, the Company had 176,111 stock options outstanding. Diluted EPS is not presented since the effect of the assumed exercise of options and the assumed conversion of the Series C convertible preferred stock would be antidilitive.

NOTE 7 - STOCK OPTION PLAN
--------------------------

The Company established a stock option plan pursuant to which options to acquire a maximum of 500,000 shares of the Company's common stock were reserved for grant (the "2002 Plan"). Under the terms of the 2002 Plan, the options, which expire ten years after grant, are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. At January 31, 2003, there were 228,000 shares available for grant under the 2002 Plan.

                    WPCS INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - SHAREHOLDERS' EQUITY
-----------------------------

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

Through January 31, 2003, the Company sold 455 shares of Preferred B Stock through a private placement and received proceeds of $455,000 and issued 64 shares to a shareholder of the Company as payment for advances from shareholder and accounts payable totaling $64,000.

Based on the conversion price of 75% of market value, the Company recorded a beneficial conversion feature of $173,000 for the 519 Series B preferred shares issued as an imputed preferred stock dividend.

On December 13, 2002, all Series B Preferred stock were converted to common shares of the Company.

SERIES C CONVERTIBLE PREFERRED STOCK

On November 10, 2002, the Board of Directors of the Company adopted and created a series of preferred stock consisting of 1,000 shares designated as Series C Convertible Preferred Stock ("Preferred Stock"). Each share of Preferred Stock has a liquidation preference of $1,000 and does not accrue any dividends. The Preferred Stock is convertible into the Company's common stock, at the option of the holder, at any time after the day the Company receives payment in full. Each share of preferred stock is convertible into 800 shares of common stock of the Company.

In addition, the Company may repurchase the outstanding Series C Convertible Preferred Stock within one year following the date on which the Company received payment in full for the Preferred Stock at a price of $1,200 per share.

As an inducement for the subscribers to subscribe to the Series C Convertible Preferred Stock, a majority shareholder and CEO of the Company agreed to return to treasury up to 2,690,000 shares of the Company's common stock if certain financial covenants were not met by the Company by its year ended April 30, 2003.

Through January 31, 2003, the Company sold 1,000 shares of Preferred C Stock through a private placement and received proceeds of $1,000,000.

                    WPCS INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - SHAREHOLDERS' EQUITY (continued)
-----------------------------------------

COMMON STOCK

On May 23, 2002, all of the 250 shares of Series A preferred stock, which had been issued by PSVI prior to the reverse acquisition, were converted into 3,000,000 shares of the Company's common stock.

On November 13, 2002, the Company issued 1,000,000 shares as consideration for the acquisition of Invisinet.

On December 13, 2002, all of the 519 shares of Series B preferred stock issued by the Company were converted into 567,212 shares of the Company's common stock.

On December 30, 2002, the Company issued 2,486,000 shares as consideration for the acquisition of Walker.
NOTE 9 - SEGMENT REPORTING
--------------------------

The Company has two reportable segments: WPCS and Walker. WPCS which includes Invisinet provides fixed wireless solutions. Walker is in the business of structured cabling and wireless solutions. The Company's reportable segments are determined based upon the nature of the products, the external customers and customer industries and the sales and distribution methods used to market the products. The Company evaluates performance based upon profit or loss from operations. The Company does not measure the assets allocated to the segments. Other income (loss) and the provision for (benefit from) income taxes are not included in segment profitability. Segment reporting commenced after the Company acquired Walker in December 2002. Prior to that date, the Company operated as only one segment. Only the results for the three months ended January 31, 2003 are presented as segments since Invisinet and Walker were acquired by the Company during the quarter.

                                             CORPORATE       WPCS           WALKER         Total
                                           ------------   ------------   ------------   ------------
FOR THE QUARTER ENDED JANUARY 31, 2003

Revenue                                             --    $   559,803    $ 1,019,453    $ 1,579,256

Net loss                                   $   (51,856)      (123,861)       (92,277)      (267,994)

Total assets                               $   186,669    $ 2,595,905    $ 6,797,974    $ 9,580,548


                    WPCS INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS
---------------------

EMPLOYMENT AGREEMENTS

On November 13, 2002, the Company entered into a two-year employment contract with an option to renew for an additional year, with a shareholder who is the President of Invisinet. The base salary under the agreement is $120,000 per annum plus benefits.

On December 30, 2002, the Company entered into a four-year employment contract with an option to renew for an additional year, with two shareholders who are the President and Chief Operating Officer of Walker. The base salary under the agreement is $140,000 per annum each plus benefits.

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

On November 13, 2002, the Company acquired Invisinet, Inc., ("Invisinet") specializing in providing wireless solutions and deployment services for indoor wireless connectivity and for mobile wireless connectivity.

On December 30, 2002, the Company acquired Walker Comm, Inc. ("Walker"), a Fairfield, CA based full service contractor specializing in the engineering and installation of Fiber Optics, Voice & Data cabling, Audio/Visual systems, Networking and the hardware sales of LAN systems - Routers, Hubs, Switches, etc.

With the two acquisitions, WPCS now provides total solutions including best of breed products, engineering services and deployment. There are multiple products associated with the deployment of a wireless solution including microwave radios, repeaters, amplifiers, antennas, cabling and specialty components. There are also important services such as spectrum analysis, site surveys, site design, tower construction, mounting and alignment. The successful integration of all these products and services is critical in achieving the desired results for the customer. We offer the ability to integrate superior solutions from a multitude of vendors across the vast majority of communication requirements.

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

         On November 13, 2002, the Company entered into an agreement and completed a merger with Invisinet Acquisitions Inc., a wholly owned subsidiary of the Company, and Invisinet, Inc., an unrelated Delaware corporation. Pursuant to the terms of the Agreement and Plan of Merger, Invisinet Acquisitions, Inc. acquired 100% of the common stock of Invisinet, Inc., by issuing 1,000,000 shares of the Company's common stock with a fair value of $1,750,000, based on the value of the Company's common stock as of that date. Based on the net assets acquired of Invisinet, Inc., the Company recognized goodwill of approximately $1,659,000 (unaudited).

Subsequently, Invisinet Acquisitions Inc. was merged into Invisinet, Inc. with Invisinet, Inc. being the surviving company. Invisinet, Inc. is in the same business as the Company, providing fixed wireless technology solutions to its customers.

         On December 30, 2002, the Company through its wholly owned subsidiary Walker Comm Merger Corp., acquired all of the outstanding common stock of Walker. The aggregate consideration paid by the Company for the entire equity interest in Walker was approximately $5,074,000 subject to further adjustment. As a result of and at the effective time of the merger, all of the issued and outstanding shares of common stock, par value $1.00 per share, of Walker were exchanged for aggregate merger consideration consisting of $500,000 in cash and the common stock of the Company with a value of approximately $4,574,000, or 2,486,000 shares valued at $1.84 per share. Subsequently on that date, the subsidiary was merged with and into Walker, with Walker being the surviving corporation. Walker then became a wholly owned subsidiary of WPCS.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the estimates, assumptions, and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, consider these to be critical accounting policies. See Note 2 to condensed consolidated financial statements included elsewhere in this report for more information about these critical accounting policies, as well as descriptions of other significant accounting policies.

REVENUE AND COST RECOGNITION

WPCS AND INVISINET: Net revenues include product and service revenues. Product revenue is derived primarily from sales of parts and components initially sold either separately or as part of a packaged fixed wireless installation. Revenues from products and from services are generally recorded when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and customer acceptance requirements have been met, (iii) the price is fixed or negotiated, and (iv) the collection of payments is reasonably assured and we have no additional obligations.

WALKER: The majority of its contracts are accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, ACCOUNTING FOR PERFORMANCE OF CONSTRUCTION-TYPE AND PRODUCTION-TYPE CONTRACTS. We account for fixed-price contracts by using the percentage-of-completion method of accounting. Under this method, contract costs are charged to operations as incurred. A portion of the contract revenue, based on estimated profits and the degree of completion of the contract as measured by a comparison of the actual and estimated costs, is recognized as revenue each period. We account for cost-reimbursement contracts by charging contract costs to operations as incurred and recognizing contract revenues and profits by applying an estimated fee rate to actual costs on an individual contract basis. Management reviews contract performance, costs incurred, and estimated completion costs regularly and adjusts revenues and profits on contracts in the period in which changes become determinable. Anticipated losses on cost-reimbursement and fixed-price contracts are also recorded in the period in which they become determinable. Unexpected increases in the cost to complete the contract, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies, or other factors are borne by us on fixed-price contracts, and could have a material adverse effect on results of operations and financial condition. Historically, the effect on operating results and financial condition from cost-reimbursement losses has been minimal.

GOODWILL

            As of January 31, 2003, the Company's intangible assets, including goodwill, aggregated $5,580,000. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired on acquisition of Invisinet and Walker during the quarter.

            In assessing the recoverability of the Company's goodwill and other intangibles, the Company must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to the Company's results of operations.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

            We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We assess the customer's ability to pay based on a number of factors, including our past transaction history with the customer and the credit worthiness of the customer. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness and current economic trends. If the financial condition of our customers were to deteriorate in the future, resulting in an impairment of their ability to make payments, additional allowances may be required.

RESULTS OF OPERATIONS

         WPCS started its operations in December of 2001. The Company did not record any significant sales and overhead for the three and nine months ended January 31, 2002. Therefore, for the purpose of discussion of results of operations, no comparison is made to operations for those periods.

THREE AND NINE MONTHS ENDED JANUARY 31, 2003

OPERATING REVENUES

        Net sales for the three and nine months ended January 31, 2003 were approximately $1,579,000 and $2,186,000, respectively as compared to $174,000 in the three and nine months ended January 31, 2002. The increase in sales during the quarter is a result of acquisitions of Invisinet and Walker, which accounted for $1,447,000 of the total sales for the quarter.

COST OF SALES

         In the case of WPCS and Invisinet, cost of sales consists of component and material costs and direct labor cost payments to third party sub-contractors for its installation. For the Walker subsidiary, cost of sales consists of direct costs on contract, including materials, labor, and other overhead costs. The Company's gross margin varies from job to job. For the three and nine months ended January 31, 2003, gross margin was 15.25% and 17.08%, respectively. We expect that the margins will increase as we increase our service business relative to other revenues.

SELLING EXPENSES

         Selling expenses include expenses incurred for travel and promotional activities. For the three and nine months ended January 31, 2003, selling expenses were $2,394 and $9,411, respectively. We expect selling expenses to increase in the near future as we start to market our products and services in expanded markets.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, strategic and business development, legal, human resources and administration.

         For the three months ended January 31, 2003, general and administrative expenses were $491,000. Included in the general and administrative expenses is $5,000 paid to consultants for investor relations and $45,000 in legal and accounting fees. Salaries, commissions and payroll taxes amounted to $228,000 and rent for our office facilities amounted to $24,000. Other general and administrative expenses amounted to $189,000.

         For the nine months ended January 31, 2003, general and administrative expenses were $881,000. Included in the general and administrative expenses is $97,000 paid to consultants for investor relations, $150,000 in legal and accounting fees in connection with the merger and other compliance issues. Salaries, commissions and payroll taxes amounted to $396,000 and rent for our office facilities amounted to $39,000. For the nine months ended January 31, 2003, other general and administrative expenses amounted to $199,000. We expect general and administrative expenses to increase as we expand our business.

LIQUIDITY AND CAPITAL RESOURCES

         At January 31, 2003, we had working capital of $1,193,000, which consisted of current assets of approximately $3,529,000 and current liabilities of $2,335,000. Current assets included $107,000 in cash, $200,000 in restricted cash, $2,719,000 in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, $126,000 in inventories and $377,000 in other current assets. Current liabilities included $2,084,000 in accounts payable, accrued expenses and billings in excess of costs and estimated earnings on uncompleted contracts, $200,000 payable to a bank on a line of credit and $51,000 in current lease obligations and equipment loans payable.

         We utilized $761,000 in cash from operating activities during the nine months ended January 31, 2003. This was mainly comprised of a $562,000 loss generated for the nine months ended January 31, 2003, a $562,000 net increase in accounts receivables, $112,000 increase in inventory, $161,000 increase in prepaid expenses, offset by a $610,000 increase in accounts payable and accrued expenses.

         The Company's investing activities utilized $375,000, which consisted of $500,000 paid for acquisition of Walker to its shareholders, $54,000 paid as acquisition costs for acquiring Invisinet and Walker, offset by $179,000 received in cash on acquisition of these businesses.

         The Company's financing activities generated cash of $1,229,000 during the nine months ended January 31, 2003. This was comprised of $1,455,000 from proceeds of sale of Series B and Series C Preferred Stock to investors in a private placement, $3,257 of cash received from PSVI on reverse acquisition, offset by $200,000 deposited with a bank to secure a line of credit and $29,000 in repayment of notes payable and principal on capital lease obligations.

         Our capital requirements depend on numerous factors, including market for our products and services, the resources we devote to developing, marketing, selling and supporting our products and services, the timing and extent of establishing additional markets and other factors. We expect that our cash and investment balances will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. After that, we may need to raise additional funds for a number of uses. We may not be able to obtain additional funds on acceptable terms, or at all. We expect to devote substantial capital resources to search for, investigate and, potentially, acquire new businesses, companies or technologies. We acquired Invisinet and Walker without using much cash, by issuing the Company's common stock. The sale of additional equity or convertible debt securities may result in additional dilution to our shareholders.

RECENT ACCOUNTING PRONOUNCEMENTS.

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), Business Combinations, and Statement of Financial Accounting Standards No. 142 (SFAS No.
142), Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001. We have adopted SFAS No. 142 as of the beginning of fiscal year 2002.

         The FASB recently issued SFAS No. 143, Accounting for Asset Retirement Obligations, addressing financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are currently examining the impact of this pronouncement on the results of our operations and financial position.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. Adoption of SFAS 144 is required no later than the beginning of fiscal 2003. Management does not expect the adoption of SFAS 144 to have a significant impact on our financial position or results of operations. However, further impairment reviews may result in charges against earnings to write down the value of long-lived assets.

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

         In December 2002, the FASB issued SFAS 148, ACCOUNTING FOR STOCK
BASED COMPENSATION--TRANSITION AND DISCLOSURE--AN AMENDMENT OF FASB STATEMENT NO. 123. This statement amends SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will adopt SFAS 148 effective May 1, 2003. The Company is currently evaluating the requirements and impact of this statement on our consolidated results of operations and financial position. We do not believe that the adoption of SFAS 148 will have any material effect on our consolidated financial statements.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBITS.

                  99.1 Certification of Chief Financial Officer, Chief Financial Officer

                  99.2 Certification of Chief Financial Officer, Chief Financial Officer and Director

         (b) REPORTS ON FORM 8-K.

                  Report on Form 8-K/A dated November 27, 2002

                                 CERTIFICATIONS

I, Andrew Hidalgo, certify that:

1) I have reviewed this quarterly report on Form 10-QSB of WPCS International Incorporated ("the registrant);

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

  Date:  March 24, 2003                                  /s/ Andrew Hidalgo
                                                         -----------------------
                                                         Andrew Hidalgo
                                                         Chief Executive Officer

      I, Tamara Evans, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of WPCS International Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003                                 By: /s/ TAMARA EVANS
                                                         -----------------------
                                                         Tamara Evans
                                                         Chief Financial Officer

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         WPCS INTERNATIONAL INCORPORATED

Date: March 21, 2003                                 By: /S/ TAMARA EVANS
                                                         -----------------------
                                                         Tamara Evans
                                                         Chief Financial Officer