Form 10KSB
period 2003-04-30
WPCS INTERNATIONAL INC
filed 2003-08-14
CIK 1086745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the fiscal year ended April 30, 2003

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

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



           Securities registered pursuant to Section 12(g) of the Act:

                                      None
 -------------------------------------------------------------------------------

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 13,078,844 shares issued and outstanding as of July 22, 2003.

                                     PART I

ITEM 1. -  BUSINESS

This Annual Report on Form 10-KSB (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-KSB. Additionally, statements concerning future matters are forward-looking statements.

     Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the Securities and Exchange Commission ("SEC"). We make available on our website under "Investor Relations/SEC Filings," free of charge, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.wpcs.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

     We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Description of the Business

Overview

     WPCS International Incorporated is a project engineering company that focuses on the implementation requirements of specialty communication systems, wireless fidelity (WiFi) deployment and fixed wireless deployment. WPCS offers the ability to integrate superior solutions across a vast majority of communication requirements.

History

     On May 17, 2002, pursuant to an agreement and plan of merger, Phoenix Star Ventures Inc., a publicly held Delaware corporation, through its wholly owned subsidiary WPCS Acquisition Corp., acquired WPCS Holdings Inc., a Delaware corporation by issuing 5,500,000 shares of its common stock to shareholders of WPCS Holdings, Inc. in exchange of all the outstanding shares of WPCS Holdings, Inc. Concurrently with the acquisition, Phoenix Star Ventures Inc. changed its name to WPCS International Incorporated ("WPCS" or the "Company").

     On November 13, 2002, we entered into an agreement and completed a merger with Invisinet Acquisitions Inc., a wholly owned subsidiary of the Company, and Invisinet, Inc. ("Invisinet"), an unrelated Delaware corporation. Pursuant to the terms of the Agreement and Plan of Merger, Invisinet Acquisitions, Inc. acquired 100% of the common stock of Invisinet, Inc., by issuing 1,000,000 shares of our Common Stock. Subsequently, Invisinet Acquisitions Inc. was merged into Invisinet, Inc. with Invisinet, Inc. being the surviving company. Invisinet specializes in providing wireless solutions and deployment services for indoor wireless connectivity and for mobile wireless connectivity.

     On December 30, 2002, through our wholly owned subsidiary Walker Comm Merger Corp., we acquired all of the outstanding common stock of Walker Comm, Inc. ("Walker"), a Fairfield, CA based full service contractor specializing in the engineering and installation of fiber optics, voice & data cabling, audio/visual systems, networking and the hardware sales of LAN systems - routers, hubs, switches, etc. As a result of and at the effective time of the merger, all of the issued and outstanding shares of common stock of Walker were exchanged for aggregate merger consideration consisting of $500,000 in cash and 2,486,000 of our Common Shares. Subsequently on that date, the subsidiary was merged with and into Walker, with Walker being the surviving corporation. Walker then became a wholly owned subsidiary of WPCS.

     In June 2003, WPCS entered into a Letter of Intent to acquire Calyborn Contracting Group, Inc.. Founded in 1988, Clayborn Contracting is a diversified project services firm that operates primarily on the west coast. As a diverse services engineering company, Clayborn Contracting has designed and installed smart highway systems and substations for state and local municipalities in California. In addition, Clayborn Contracting has performed structured cabling, underground and utility work.

Our Business

     Connecting a company's network is critical in achieving the timely flow of information. Today, a company's network expands beyond its existing headquarters to remote offices and remote users. The networking applications are larger and the demand for high-speed connectivity to move data back and forth is growing dramatically. Until recently, a company's only alternative in obtaining high-speed connectivity was to contact the telephone company and have a high-speed landline service installed so that connectivity could be achieved between its locations. The issue today is that these high-speed landlines take too much time to install, are not available in all locations, do not solve remote application usage and are costly to use on a monthly basis.

     WPCS was formed to take advantage of the growing demand in high-speed connectivity by providing complete wireless solutions including best of breed wireless products, engineering services, structured cabling and deployment. WPCS offers the ability to integrate superior solutions across the vast majority of communication requirements.

     There are multiple products associated with the deployment of a wireless solution including microwave equipment, free space optical equipment and specialty components. There are also important services such as site design, product integration, structured cabling, network security, training and technical support. . The integration of all these products and services is critical in achieving the desired results for the customer. The specific products used and services offered vary depending on the connection speed required and distances between points. WPCS provides specialty communication systems, wireless fidelity (WiFi) deployment and fixed wireless deployment to corporations, government entities and educational institutions both domestically and internationally.

     WPCS defines wireless deployment as the internal and external design and installation of a wireless solution to support connectivity between two or more points without the utilization of landline infrastructure.

     End users turn to WPCS to design and integrate a wireless solution, as there are many components from various technology providers. Wireless solutions can offer a user the following.

          o    High-speed connectivity

          o    Immediate installation

          o    Network ownership o Low costs

     WPCS also provides network security, trains end users and provides on-going technical support to insure a successful installation.

Sales and Marketing

     We market and sell our engineering services through a direct team of sales and project engineering professionals.

Customers

     We provide specialty communication systems, wireless fidelity (WiFi) deployment and fixed wireless deployment to many major corporations, government entities and educational institutions. At April 30, 2003, we had a backlog of approximately $4,800,000 on its uncompleted contracts.

Competition

     Our market is relatively competitive and is represented typically by small service providers. We believe that the principal competitive factors in our market include the ability to deliver results within budget (time and cost), reputation, accountability, staffing flexibility, project management expertise, industry experience and competitive pricing. In addition, expertise in new and evolving technologies has become increasingly important. We believe that the ability to integrate these technologies from multiple vendors gives us a competitive advantage. Our ability to compete also depends on a number of additional factors which are outside of our control, including:

          o    competitive pricing for similar services;

          o the ability and willingness of our competitors to finance customers' projects on favorable terms;

          o    the ability of our customers to perform the services themselves;
               and

          o    the responsiveness of our competitors to customer needs.

Internal Growth Strategy

     WPCS generates revenue opportunities through bid responses, end user referrals, contracting assignments from technology providers and subcontracting assignments from general infrastructure providers. WPCS maintains strong relationships with these sources. Also, WPCS, through its subsidiaries, is listed on the Federal GSA Schedule for government contracts. WPCS gains national recognition through press releases, testimonials and its website. WPCS has also gained recognition in its unique deployment of wireless solutions for vertical applications.


Acquisition Strategy

     The primary goal is to build WPCS into a recognized leader in specialty communication systems, wireless fidelity (WiFi) deployment and fixed wireless deployment. To meet this challenge, WPCS is planning to make acquisitions of companies familiar with the deployment of these solutions. The goal for each acquisition will be to expand the product and services offering, strengthen our project services capabilities, expand the customer base and add accretive revenue and earnings. At the present time, WPCS has no plans, arrangement or agreements for any acquisitions, other than Clayborn Contracting Group, Inc.


Management Strategy

     In anticipation of internal growth and future acquisitions, the company will organize resources to manage the company's development effectively. The president is responsible for strategic direction, operations, corporate governance and building shareholder value.

     The financial officer is responsible for overall financial management, financial reporting and corporate administration. The strategic development officer is focused on strategic issues such as acquisition candidates, investor relations, corporate marketing and major account opportunities.

     The Executive VP is tasked with business integration, creating operational efficiencies and operations management for a set number of acquired companies. As each acquisition occurs, personnel will increase in a variety of capacities.

Employees

     As of July 31, 2003, we employed 81 full time employees, of which 62 are project engineers, nine are project managers, five are in administration and five are executives. The project engineers are represented by the International Brotherhood of Electrical Workers. We also have non-union employees. We believe our relations with all of our employees are good.

RISK RELATED TO BUSINESS

     You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, other than those we describe below, that are not presently known to us or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our consolidated financial statements and the related notes.


Our success is dependent on growth in the deployment of wireless networks, and to the extent that such growth slows down, our business may be harmed.

     The wireless industry has historically experienced a dramatic rate of growth both in the United States and internationally. Recently, however, many end users have been re-evaluating their network deployment plans in response to downturns in the capital markets, changing perceptions regarding industry growth, the adoption of new wireless technologies, increased price competition and a general economic slowdown in the United States and internationally. It is difficult to predict whether these changes will result in a downturn in the wireless industry. If the rate of growth should slow down and end users continue to reduce their capital investments in wireless infrastructure or fail to expand their networks, our business may be significantly harmed.

     The uncertainty associated with rapidly changing wireless technologies may also continue to negatively impact the rate of deployment of wireless networks and the demand for our services. End users face significant challenges in assessing their bandwidth demands and in acceptance of rapidly changing enhanced wireless capabilities. If end users continue to perceive that the rate of acceptance of next generation wireless products will grow more slowly than previously expected, they may, as a result, continue to slow their deployment of next generation wireless technologies. Any significant slowdown will reduce the demand for our services and adversely affect our financial results.

The increase of services offered by equipment vendors could adversely impact our business.

     Recently, the wireless equipment vendors have increased the services they offer for their technology. This activity and the potential continuing trend towards offering services may lead to a greater ability among equipment vendors to provide a comprehensive range of wireless services, and may simplify integration and installation, which could lead to a reduction in demand for our services. Moreover, by offering certain services to end users, equipment vendors could reduce the number of our current or potential customers and increase the bargaining power of our remaining customers, which may adversely impact our business.

Our quarterly results fluctuate and may cause our stock price to decline.

     Our quarterly operating results have fluctuated in the past and will likely fluctuate in the future. As a result, we believe that period to period comparisons of our results of operations are not a good indication of our future performance. A number of factors, many of which are outside of our control, are likely to cause these fluctuations.

The factors outside of our control include:

          o    Wireless market conditions and economic conditions generally;

          o    The timing and size of wireless deployments by end users.

          o    fluctuations in demand for our services;

          o    the length of sales cycles;

          o the ability of certain customers to sustain capital resources to pay their trade accounts receivable balances;

          o    reductions in the prices of services offered by our competitors;
               and

          o Costs of integrating technologies or businesses that we add. The factors substantially within our control include:

          o changes in the actual and estimated costs and time to complete fixed-price, time-certain projects that may result in revenue adjustments for contracts where revenue is recognized under the percentage of completion method;

          o the timing of expansion into new markets, both domestically and internationally; and

          o    the timing and payments associated with possible acquisitions.

     Because our operating results may vary significantly from quarter to quarter, our operating results may not meet the expectations of securities analysts and investors, and our common stock could decline significantly which may expose us to risks of securities litigation, impair our ability to attract and retain qualified individuals using equity incentives and make it more difficult to complete acquisitions using equity as consideration.

Our business is dependent upon our ability to keep pace with the latest technological changes.

     The market for our services is characterized by rapid change and technological improvements. Failure to respond in a timely and cost-effective way to these technological developments could result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a substantial portion of our revenues from creating wireless networks that are based upon today's leading technologies and that are capable of adapting to future technologies. As a result, our success will depend, in part, on our ability to develop and market service offerings that respond in a timely manner to the technological advances of our customers, evolving industry standards and changing client preferences.

Failure to properly manage projects may result in costs or claims.

     Our engagements often involve large scale, highly complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our customers, and to effectively manage the project and deploy appropriate resources, including third-party contractors, and our own personnel, in a timely manner. Any defects or errors or failure to meet clients' expectations could result in claims for substantial damages against us. Our contracts generally limit our liability for damages that arise from negligent acts, error, mistakes or omissions in rendering services to our clients. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued. In addition, in certain instances, we guarantee customers that we will complete a project by a scheduled date or that the network will achieve certain performance standards. If the project or network experiences a performance problem, we may not be able to recover the additional costs we will incur, which could exceed revenues realized from a project. Finally, if we miscalculate the resources or time we need to complete a project with capped or fixed fees, our operating results could be seriously harmed.

Potential future acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

     We intend to expand our operations through acquisitions over time. This may require significant management time and financial resources because we may need to integrate widely dispersed operations with distinct corporate cultures. Our failure to manage future acquisitions successfully could seriously harm our operating results. Also, acquisition costs could cause our quarterly operating results to vary significantly. Furthermore, our stockholders would be diluted if we financed the acquisitions by incurring convertible debt or issuing securities. To the extent we acquire an international operation; we will face additional risks, including:

          o difficulties in staffing, managing and integrating international operations due to language, cultural or other differences;

          o    different or conflicting regulatory or legal requirements;

          o    foreign currency fluctuations; and

          o    diversion of significant time and attention of our management.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and other trading market rules, are creating uncertainty for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Our President, Andrew Hidalgo, owns approximately 41% of our Common Shares.

     As of the date hereof, Andrew Hidalgo, our President, beneficially owned, in the aggregate, approximately 41% of our outstanding common stock. As a result, Mr. Hidalgo is able to exercise significant control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change in control or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares.

We have a history of operating losses

     We incurred a net losses of approximately $381,000 for the year ended April 30, 2003. There can be no assurance that we will achieve or sustain profitability or positive cash flow from operating activities in the future. If we cannot achieve operating profitability or positive cash flow from operating activities, we may not be able to meet our working capital requirements.

We may be unable to obtain the additional capital required to grow our business.

     Our ability to grow depends significantly on our ability to expand our operations through internal growth and by acquiring other companies or assets that require significant capital resources. We may need to seek additional capital from public or private equity or debt sources to fund our growth and operating plans and respond to other contingencies such as:

          o    shortfalls in anticipated revenues or increases in expenses;

          o    the development of new services; or

          o the expansion of our operations, including the recruitment of additional personnel.

     We cannot be certain that we will be able to raise additional capital in the future on terms acceptable to us or at all. If alternative sources of financing are insufficient or unavailable, we may be required to modify our growth and operating plans in accordance with the extent of available financing.

     Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

     The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock" for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

          o that a broker or dealer approve a person's account for transactions in penny stocks; and
          o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

          o obtain financial information and investment experience objectives of the person; and
          o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

          o sets forth the basis on which the broker or dealer made the suitability determination; and
          o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

     Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2 - PROPERTIES

     Our principal executive offices are located in approximately 2,000 square feet of office space in Exton, Pennsylvania. The lease for such space expires in November 2004. The aggregate annual base rental for this space is $28,000.

     In conjunction with acquisitions that occurred in 2002, we assumed the operating leases of additional office space in the following locations:


      Location                Lease Expiration Date       Minimum Annual Rental
       --------                ---------------------         -------------------
Fairfield, California (a)      February 28, 2011                    $89,000
Rocklin, California            January 31, 2004                     $17,000
Livermore, California          October 31, 2003                     $20,000
Denville, New Jersey           month-to-month

(a) The lease for our Fairfield, California location is with trusts, of which, certain officers and shareholders of the Company are the trustees. We believe that our existing facilities are suitable and adequate to meet our current business requirements.

ITEM 3 - LEGAL PROCEEDINGS

     From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. The Company is currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     During the fiscal year ended April 30, 2003, our common stock was quoted on the over-the-counter bulletin board under the symbol "WPCS". The following table sets forth the range of the high and low bid quotations for our common stock for the periods indicated. Such market quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                       High             Low
               2003

        First quarter                  $2.55           $0.07
        Second quarter                  1.90            1.35
        Third quarter                   2.08            1.05
        Fourth quarter                  1.95            1.11


     As of July 22, 2003, there were approximately 53 holders of record of our common stock and the closing bid quotation of our common stock was $1.12 per share.

Dividend Policy

     We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on the Common Shares in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Overview

     WPCS International Incorporated is a project engineering company that focuses on the implementation requirements of specialty communication systems, wireless fidelity ("WiFi") deployment and fixed wireless deployment. WPCS offers the ability to integrate superior solutions across a vast majority of communication requirements.

Significant Transactions and Events

     On May 17, 2002, pursuant to the agreement and plan of merger, Phoenix Star Ventures Inc. ("PSVI"), a publicly held corporation, acquired WPCS Holdings Inc., a Delaware corporation ("Holdings") by issuing 5,500,000 shares of its common stock to shareholders of Holdings in exchange of all the outstanding shares of Holdings. The shareholders of Holdings, after the acquisition, owned the majority of the combined company. Accordingly, the combination has been accounted for as a reverse acquisition, whereby, for accounting purposes, Holdings is the accounting acquirer and PSVI is the accounting acquiree. Concurrently with the acquisition, PSVI, the parent company, changed its name to WPCS International Incorporated.

     On November 13, 2002, the Company entered into an agreement and completed a merger with Invisinet Acquisitions Inc., a wholly owned subsidiary of the Company, and Invisinet, Inc. ("Invisinet"), an unrelated Delaware corporation. Pursuant to the terms of the Agreement and Plan of Merger, Invisinet Acquisitions, Inc. acquired 100% of the common stock of Invisinet, by issuing 1,000,000 shares of the Company's common stock with a fair value of $1,750,000, based on the average value of the Company's common stock as of a few days before and after the merger was announced. Based on the net assets acquired of Invisinet, the Company recognized goodwill of approximately $1,627,000. Subsequently, Invisinet Acquisitions Inc. was merged into Invisinet with Invisinet being the surviving company. Invisinet is in the same business as the Company, providing fixed wireless technology solutions to its customers.

     On December 30, 2002, the Company through its wholly owned subsidiary Walker Comm Merger Corp. ("Subsidiary") acquired all of the outstanding common stock of Walker Comm, Inc. ("Walker"). The aggregate consideration paid by the Company for the entire equity interest in Walker was approximately $5,171,000. As a result of and at the effective time of the merger, all of the issued and outstanding shares of common stock, par value $1.00 per share, of Walker were exchanged for aggregate merger consideration consisting of $500,000 in cash and the common stock of the Company with a value of approximately $4,574,000, or 2,486,000 shares valued at $1.84 per share based on the average value of the Company's common stock as of a few days before and after the merger was announced. Based on the net assets acquired of Walker, the Company recognized goodwill of approximately $3,762,000. Subsequently on that date, the Subsidiary was merged with and into Walker, with Walker being the surviving corporation. Walker then became a wholly owned subsidiary of WPCS.

Results of Operations

Fiscal Year ended April 30, 2003 Compared to period November 15, 2001 (date of inception) to April 30, 2002

Operating Revenues

     Sales were approximately $5,423,000 and $402,000 for the years ended April 30, 2003 and the period ended April 30, 2002, respectively. The primary reason for the increase in revenues comparing 2003 to 2002 is attributable to the two acquisitions made by the Company in November 2002 of Invisinet and December 2002 of Walker. These acquisitions accounted for $4,720,000 or 94% of the increase in revenues over the prior year.

Cost of Sales

     In the case of WPCS and Invisinet, cost of sales consists of component and material costs and direct labor cost payments to third party sub-contractors for its installation. For Walker, cost of sales consists of direct costs on contracts, including materials, labor, and other overhead costs. The Company's gross margin varies from job to job. For the year ended April 30, 2003 and the period ended April 30, 2002, gross margin was 30.5% and 33.6%, respectively.

Selling expenses

     Selling expenses include expenses incurred for marketing and promotional activities. For the year ended April 30, 2003 and for the period ended April 30, 2002, selling expenses were approximately $28,000 and $4,900, respectively. We expect selling expenses to increase in the near future as we start to market our products and services in expanded markets.

General and administrative expenses

     For the year ended April 30, 2003, general and administrative expenses were $1,833,000. Included in the general and administrative expenses are $714,000 paid for salaries, commissions and payroll taxes and $374,000 for professional fees. Walker employs union employees for whom it paid $239,000 in union benefits. Insurance costs amounted to $146,000 and rent for our office facilities amounted to $100,000. Other general and administrative expenses amounted to $260,000.

     For the period November 15, 2001 to April 30, 2002, general and administrative expenses were $112,000. Included in the general and administrative expenses are $54,000 paid for salaries, commissions and payroll taxes, rent for our office facilities amounted to $10,000 and $6,000 in professional fees. The Company incurred $17,000 in travel and entertainment expenses to develop new business and paid $7,000 in telephone expenses. Other general and administrative expenses amounted to $18,000.

Depreciation and amortization

     Depreciation for the year ended April 30, 2003 was $75,000 as compared to $2,600 for the period ended April 30, 2002. The increase is due to the acquisition of fixed assets on acquiring Walker and Invisinet. The amortization expense for the year ended April 30, 2003 was $41,000. We acquired customer lists from Walker and Invisinet which are being amortized over a period of five years from the date of their acquisition.

Net (loss) income from operations

     We incurred a net loss of approximately $381,000 from operations for the year ended April 30, 2003, as compared to a net income of $11,000 for the period ended April 30, 2002. We acquired Walker and Invisinet during the third quarter of our fiscal year 2003 resulting in increase in selling, general and administrative expenses.

Liquidity and capital resources

          At April 30, 2003, we had working capital of approximately $1,435,000, which consisted of current assets of approximately $3,264,000 and current liabilities of $1,829,000. Current assets included $168,000 in cash, $2,805,000 in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, $78,000 in inventories, $143,000 in prepaid expenses and $70,000 in current portion of deferred tax assets. Current liabilities included $1,494,000 in accounts payable, accrued expenses and billings in excess of costs and estimated earnings on uncompleted contracts, $100,000 payable to an officer of the Company, $58,000 payable to shareholders of the company, $23,000 in current lease obligations and equipment loans payable, $24,000 in income taxes payable and $129,000 in current portion of deferred tax liabilities.

     We used approximately $965,000 in cash from operating activities during the year ended April 30, 2003. This was mainly comprised of a $381,000 net operating loss for the year ended April 30, 2003, offset by $153,000 in net non-cash charges, a $676,000 net increase in accounts receivables, $10,000 increase in costs and estimated earnings in excess of billings on uncompleted contracts, $100,000 increase in prepaid expenses, offset by a $2,000 decrease in inventory, $27,000 increase in accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts and $20,000 increase in income taxes payable.

     The Company's investing activities utilized approximately $165,000, which consisted of $500,000 paid for the acquisition of Walker to its shareholders, $54,000 paid as acquisition costs for acquiring Invisinet and Walker, offset by approximately $178,000 received in cash on acquisition of these businesses. The Company collected on a note receivable in connection with the acquisition of Invisinet in the amount of $173,000. Additionally, $38,000 was received on disposition of property and equipment, net of acquisitions.

     The Company's financing activities generated cash of approximately $1,282,000 during the year ended April 30, 2003. This was comprised of $1,455,000 from proceeds of the sale of Series B and Series C Preferred Stock to investors in a private placement, $3,000 of cash received from PSVI on reverse acquisition, $100,000 received as a loan from an officer of the Company, offset by repayment of $200,000 bank line of credit, $55,000 in repayment of notes payable and principal on capital lease obligations and $21,000 due to a stockholder.

     Our capital requirements depend on numerous factors, including market for our products and services, the resources we devote to developing, marketing, selling and supporting our products and services, the timing and extent of establishing additional markets and other factors. We expect that our cash and income from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. After that, we may need to raise additional funds for a number of uses. We may not be able to obtain additional funds on acceptable terms, or at all. We expect to devote substantial capital resources to search for, investigate and, potentially, acquire new businesses, companies or technologies. We acquired Invisinet and Walker primarily by issuing the Company's common stock. The sale of additional equity or convertible debt securities may result in additional dilution to our shareholders.

     On June 25, 2003, (and amended July 24, 2003), the Company offered in a private placement memorandum, up to 100 units (the Units) for sale to accredited investors at a price of $25,000 per Unit (the Offering). The Offering is on a "best efforts" basis of a minimum offering of $1,000,000 and a maximum offering of $2,500,000. Each Unit consists of (i) 44,444 shares of the Company's common stock, and (ii) warrants to purchase 44,444 shares of common stock, exercisable for a period of three years at an exercise price of $0.90 per share (the Warrants). The Warrants may be redeemed in whole or in part at the option of the Company, if the closing price of the Company's common stock is at least $1.25 per share on average for 10 consecutive trading days, ending not earlier than 30 days before the Warrants are called for redemption. In connection with the offering, the placement agent was issued warrants to purchase 665,000 shares of the Company's common stock, exercisable for a period of three years at an exercise price of $0.75 per share. On July 22, 2003, we received net proceeds of $898,000 from the Offering.

     In June 2003, WPCS entered into a Letter of Intent to acquire Calyborn Contracting Group, Inc.. Founded in 1988, Clayborn Contracting is a diversified project services firm that operates primarily on the west coast. As a diverse services engineering company, Clayborn Contracting has designed and installed smart highway systems and substations for state and local municipalities in California. In addition, Clayborn Contracting has performed structured cabling, underground and utility work. The proposed terms of the acquisition include:

          o    the payment of $900,000 at closing;
          o the issuance at closing of such number of shares of our common stock as equals $1,000,000, based on the market price of the stock at the time of closing; and
          o $1,100,000, payable by the delivery to the Clayborn shareholders of 50% of the post tax net income of Clayborn, payable on a quarterly basis.
     A definitive agreement with respect to acquisition has not been executed to date and there can be no assurance that such acquisition will be completed on the foregoing terms, or at all.

Critical Accounting Policies

     Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. The Company's significant accounting policies are summarized in Note 2 of its consolidated financial statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company's consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

        The Company believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on the Company's consolidated results of operations, financial position or liquidity for the periods presented in this report.

The accounting policies identified as critical are as follows:

Use of Estimates

     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. The most significant estimates relate to estimation of percentage of completion on uncompleted contracts, valuation of inventory, allowance for doubtful accounts and estimated life of customer lists. Actual results could differ from those estimates.

Accounts receivable

     Accounts receivable are due within contractual payment terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Credit is extended based on evaluation of a customer's financial condition. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payment subsequently received on such receivables are credited to the allowance for doubtful accounts.

Goodwill and other Long-lived Assets

     We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. Our long-lived assets subject to this evaluation include property and equipment and amortizable intangible assets. We assess the impairment of goodwill annually in our fourth fiscal quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. Intangible assets other than goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment. Some of the factors we consider include:

          o    Significant decrease in the market value of an asset
          o Significant changes in the extent or manner for which the asset is being used or in its physical condition
          o A significant change, delay or departure in our business strategy related to the asset
          o Significant negative changes in the business climate, industry or economic conditions
          o Current period operating losses or negative cash flow combined with a history of similar losses or a forecast that indicates continuing losses associated with the use of an asset

     In view of the generally weak current economic climate, we are periodically evaluating whether an impairment of our amortizable intangible assets and other long-lived assets has occurred. Our evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. We determine fair value based on discounted cash flows using a discount rate commensurate with the risk inherent in our current business model. If, as a result of our analysis, we determine that our amortizable intangible assets or other long-lived assets have been impaired, we will recognize an impairment loss in the period in which the impairment is determined. Any such impairment charge could be significant and could have a material adverse effect on our financial position and results of operations. Major factors that influence our cash flow analysis are our estimates for future revenue and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation.

     We performed our annual review for goodwill impairment in the fourth quarter of fiscal 2003 and tested for goodwill impairment in each reporting unit that contains goodwill. Our tests found that no impairment existed. Our impairment review is based on comparing the fair value to the carrying value of the reporting units with goodwill. The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. Reporting units with goodwill include our Invisinet business unit, which are operating segments within our fixed wireless reportable segment, and our Walker Comm structured cabling reporting unit, which is a reportable segment. Our estimates are consistent with the plans and estimates that we are using to manage the underlying businesses. If we fail to deliver products and services for these business units, or market conditions for these businesses fail to improve, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our net equity and results of operations.

Deferred Income Taxes

     We determine deferred tax liabilities and assets at the end of each period based on the future tax consequences that can be attributed to net operating loss and credit carryovers and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the tax rate expected to be in effect when the taxes are actually paid or recovered. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible.

     We consider past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Our forecast of expected future taxable income is based over such future periods that we believe can be reasonably estimated. Changes in market conditions that differ materially from our current expectations and changes in future tax laws in the U.S. may cause us to change our judgments of future taxable income. These changes, if any, may require us to adjust our existing tax valuation allowance higher or lower than the amount we have recorded.

Revenue recognition

Wireless sales

     Revenue consists of the sale of wireless products and services associated with their deployment. Product sales are recognized when installed and service revenues are recognized when services are provided.

Contracts

     The Company records profits on contracts on a percentage-of-completion basis on the cost to cost method. Contracts in process are valued at cost plus accrued profits less earned revenues and progress payments on uncompleted contracts. Contracts are generally considered substantially complete when engineering is completed and/or site construction is completed. The Company includes pass-through revenue and costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs, when the Company determines that it is responsible for the engineering specification, procurement and management of such cost components on behalf of the customer.

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

Recently issued accounting pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for years beginning after June 15, 2002. SFAS No. 143 addresses legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Any associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset and expensed over the life of the asset. The impact of the adoption of SFAS No. 143 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The Company has adopted SFAS No. 144 for the year beginning May 1, 2002. The adoption of SFAS 144 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No.146 nullifies Emerging Issues Task Force Issue No. 94-3 and requires that a liability for a cost associated with and exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No.146 is effective for exit or disposal activities that are initiated after December 31, 2002. The impact of the adoption of SFAS No. 146 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.123." SFAS No.148 amends SFAS No.123,"Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No.25 and the related SFAS No. 123. The adoption of SFAS 148 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     In November 2002, the FASB issued FASB Interpretation No.45, ("FIN No. 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No.45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN No. 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN No.45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending December 15, 2002. The adoption of the disclosure requirements of FIN No. 45 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In January 2003, the FASB issued FASB Interpretation No.46 ("FIN No. 46") "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No.46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year on interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has not adopted FIN No.46 for the year ended April 30, 2003. The Company does not expect FIN 46 to have a material effect on its consolidated financial position, results of operations or cash flows.

     In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of our first quarter for fiscal 2004. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial position, results of operations or cash flows.

Forward Looking Statements

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of the Company's future activities will not differ materially from its assumptions.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     (FORMERLY PHOENIX STAR VENTURES, INC.)



                          INDEX TO FINANCIAL STATEMENTS


                                                                                                       Page

Reports of Independent Public Accountants                                                            F-2 - F-3
Consolidated Balance Sheet as of April 30, 2003                                                      F-4 - F-5

Consolidated Statements of Operations for the year
ended April 30, 2003 and for the period November 15, 2001 (date of inception) to April
     30, 2002                                                                                           F-6
Consolidated Statement of Shareholders' Equity for the year ended
      April 30, 2003 and for the period November 15, 2001 (date of inception) to April 30,
     2002                                                                                               F-7
Consolidated Statements of Cash Flows for the year ended
     April 30, 2003 and for the period November 15, 2001 (date of inception) to April 30,
     2002                                                                                            F-8 -F- 9
Notes to Consolidated Financial Statements                                                         F-10 - F- 29

The Board of Directors and Shareholders of
    WPCS International Incorporated


We have audited the accompanying consolidated balance sheet of WPCS International Incorporated and Subsidiaries as of April 30, 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WPCS International Incorporated and Subsidiaries as of April 30, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.





                                                            / s / J.H. COHN LLP

Roseland, New Jersey
August 13, 2003

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors of
      WPCS Holdings, Inc.

I have audited the accompanying consolidated statement of operations, changes in shareholders' equity and cash flows for the period November 15, 2001 (date of inception) to April 30, 2002, of WPCS Holdings, Inc. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of WPCS Holdings, Inc. for the year ended April 30, 2002, in conformity with accounting principles generally accepted in the United States of America.


                                                           /S/ Leonard Friedman

East Meadow, New York
July 1, 2002

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                           CONSOLIDATED BALANCE SHEET

                                 APRIL 30, 2003




                                 ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                       $  167,547
    Accounts receivable, net of allowance of $11,779                 2,397,236
    Costs and estimated earnings in excess of billings on
      uncompleted contracts                                            408,194
    Inventory                                                           77,775
    Prepaid expenses                                                   143,113
    Deferred tax assets                                                 70,000
                                                                 -------------

         Total current assets                                        3,263,865


PROPERTY AND EQUIPMENT                                                 647,951

CUSTOMER LISTS, net of accumulated
         amortization of $41,000                                       499,000

GOODWILL                                                             5,388,882

OTHER ASSETS                                                            21,528
                                                                 -------------

                         Totals                                    $ 9,821,226
                                                                 -------------

The accompanying notes are an integral part of these consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                           CONSOLIDATED BALANCE SHEET

                                 APRIL 30, 2003

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                                                    $  1,278,443
    Billings in excess of costs and estimated earnings on
       uncompleted contracts                                                                                      215,819
    Current maturities of capital lease obligations                                                                 2,294
    Current maturities of equipment loans payable                                                                  21,268
    Note Payable, officer                                                                                         100,000
    Due to shareholders                                                                                            58,207
    Income taxes payable                                                                                           23,700
    Deferred income taxes, current portion                                                                        129,000
                                                                                                           --------------

          Total current liabilities                                                                             1,828,731

     Capital lease obligations, net of current maturities                                                           4,608
     Deferred income taxes, net of current portion                                                                527,000
                                                                                                           --------------

            Total Liabilities                                                                                   2,360,339
                                                                                                           --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred Stock - $0.0001 par value, 5,000,000 shares authorized

   Series C Convertible Preferred Stock, 1,000 shares designated, 1,000 shares issued and outstanding at April 30, 2003,
       liquidation preference $1,000,000                                                                                -

   Common Stock - $0.0001 par value,
       30,000,000 shares authorized, 13,078,844 shares issued and outstanding
       at April 30, 2003                                                                                           1,308
  Additional paid- in capital                                                                                  8,002,639
  Accumulated deficit                                                                                           (543,060)
                                                                                                           --------------

           Total shareholders' equity                                                                          7,460,887
                                                                                                           --------------

            Totals                                                                                           $ 9,821,226
                                                                                                           ==============

The accompanying notes are an integral part of these consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  For the period
                                                                                 November 15, 2001
                                                                 Year Ended    (date of inception) to
                                                                  April 30,          April 30,
                                                                   2003                2002
                                                         ----------------------  ----------------------
SALES                                                          $   5,422,858      $    402,289
COST OF SALES                                                      3,768,495           267,032
                                                         ----------------------  ----------------------

GROSS PROFIT                                                       1,654,363           135,257
                                                         ----------------------  ----------------------

OPERATING EXPENSES:
    Selling expenses                                                  27,741             4,857
    General and administrative expenses                            1,833,086           112,246
     Provision for doubtful accounts                                  38,779                 -
     Depreciation and amortization                                   116,501             2,570
                                                         ----------------------  ----------------------

         Total                                                     2,016,107           119,673
                                                         ----------------------  ----------------------

INCOME (LOSS) BEFORE PROVISION
   FOR INCOME TAXES                                                 (361,744)           15,584

    Provision for income taxes                                       (19,550)           (4,350)
                                                         ----------------------  ----------------------
NET LOSS (INCOME)                                                   (381,294)           11,234

    Imputed dividends accreted on
  Convertible Series B Preferred stock                              (173,000)                -
                                                         ----------------------  ----------------------

NET (LOSS) INCOME ATTRIBUTABLE TO
    COMMON SHAREHOLDERS                                        $    (554,294)     $     11,234
                                                         ======================  ======================

Basic net (loss) income per common share                              $(0.05)           $(0.00)
                                                         ======================  ======================

Basic weighted average number of
  common shares outstanding                                       10,376,685         5,500,000
                                                         ======================  ======================

The accompanying notes are an integral part of these consolidated financial statements

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     (FORMERLY PHOENIX STAR VENTURES, INC.)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 YEAR ENDED APRIL 30, 2003 AND FOR THE PERIOD NOVEMBER 15, 2001 (DATE OF INCEPTION) TO APRIL 30, 2002
                                                                                  ADDITIONAL                        TOTAL
                                          PREFERRED STOCK       COMMON STOCK         PAID-IN      ACCUMULATED       SHAREHOLDERS'
                                         SHARES    AMOUNT      SHARES     AMOUNT     CAPITAL        DEFICIT           EQUITY
                                         ------    ------   ----------     -------    -------        -------          -----------
Issuance of common stock
  (date of inception, November 15, 2001)        -    $    -   5,500,000       $550   $   4,450        $      -         $   5,000
Net income                                      -         -           -          -           -          11,234            11,234
                                          --------- -------- ----------   --------   ---------       ---------           ---------

BALANCE APRIL 30, 2002                          -        -    5,500,000        550       4,450          11,234             16,234

Effects of reverse acquisition                250        1    1,025,632        103     (80,919)              -            (80,815)
Return and retirement of common stock in
connection with reverse acquisition                      -     (500,000)       (50)         50               -                  -
Sale of Series B Preferred stock sold
through private placement                     455        -            -          -     455,000               -            455,000
Series B Preferred stock issued in
consideration for payment of advances from
stockholder and accounts payable               64        -            -          -      64,000               -             64,000
Conversion of Series A Preferred stock to
common stock                                 (250)      (1)   3,000,000        300        (299)              -                  -
Imputed Series B Preferred stock dividend
attributable to beneficial conversion
feature                                         -        -            -          -     173,000        (173,000)                 -
Sale of Series C Preferred stock sold
through private placement                   1,000        -            -          -   1,000,000               -          1,000,000
Issuance of common stock for
  acquisition of Invisinet, Inc.                -        -    1,000,000        100   1,749,900               -          1,750,000
Issuance of common stock for
  acquisition of Walker Comm, Inc.              -        -    2,486,000        249   4,574,000               -          4,574,249
Conversion of Series B Preferred stock to
common stock                                 (519)       -      567,212         56         (56)              -                  -
Stock options granted to an officer in
    connection with the acquisition of
    Invisinet, Inc.                                                                     63,513               -             63,513

NET LOSS                                        -        -            -          -           -        (381,294)          (381,294)
                                          --------- -------- ----------   --------    ---------       ---------        -----------


BALANCE, APRIL 30, 2003                     1,000   $    -   13,078,844  $   1,308 $ 8,002,639       $(543,060)        $7,460,887
                                          ========= ======== ==========  =========  ===========     ==========         ==========
The accompanying notes are an integral part of these consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      FORMERLY PHOENIX STAR VENTURES, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             For the period
                                                                                                            November 15, 2001
                                                                                     Year Ended           (date of inception) to
                                                                                       April 30,                April 30,
                                                                                         2003                       2002
                                                                                    -------------              -------------
OPERATING ACTIVITIES:
    Net (loss) income                                                               $ (381,294)                   $ 11,234
    Adjustments to reconcile net loss
     to net cash (used in) provided by operating activities:
    Depreciation and amortization                                                      116,501                       2,570
    Provision for doubtful accounts                                                     38,779                           -
    Gain on disposition of fixed assets                                                 (2,085)                          -
    Changes in operating assets and liabilities, net of acquisitions:
       Accounts receivable                                                            (676,341)                    (91,183)
       Costs and estimated earnings in excess of billings
         on uncompleted contracts                                                      (10,087)                          -
       Inventory                                                                         2,428                      (7,974)
       Prepaid expenses                                                                (99,789)                          -
       Other Assets                                                                        (75)                     (2,242)
       Accounts payable and accrued expenses                                           182,614                      93,866
       Billings in excess of costs and estimated earnings
         on uncompleted contracts                                                     (155,539)                         -
       Income taxes payable                                                             19,550                       5,403
                                                                                    -------------              -------------
    NET CASH (USED IN)/PROVIDED BY OPERATING
        ACTIVITIES                                                                    (965,338)                     11,674
                                                                                    -------------              -------------
    INVESTING ACTIVITIES:
        Proceeds from disposition of fixed assets                                       41,607                           -
        Acquisition of property and equipment                                           (3,065)                          -
        Proceeds from repayment of note receivable                                     172,514
        Acquisition of businesses, net of cash acquired                               (375,993)                          -
                                                                                    -------------              -------------
    NET CASH USED IN INVESTING ACTIVITIES                                             (164,937)                    (20,895)
                                                                                    -------------              -------------

    FINANCING ACTIVITIES:
       Cash received in reverse acquisition                                              3,257                           -
      Proceeds from advances from officers                                             100,000                      20.743
       Proceeds from sale of preferred stock                                         1,455,000                           -
       Proceeds from issuance of common stock                                                -                       5,000
       Repayment of loans payable, shareholder                                         (20,743)
       Repayment of note payable, bank                                                (200,000)                          -
       Repayment of equipment loans payable                                            (53,169)                          -
       Repayments of capital lease obligations                                          (2,077)                       (968)
                                                                                    -------------              -------------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                                        1,282,268                      24,775
                                                                                    -------------              -------------

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      FORMERLY PHOENIX STAR VENTURES, INC.)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

                                                                                                            For the period
                                                                                                           November 15, 2001
                                                                               Year Ended               (date of inception) to
                                                                                April 30,                     April 30,
                                                                                  2003                           2002
NET INCREASE IN CASH AND CASH
EQUIVALENTS                                                                       151,993                        15,554

CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIOD                                                                         15,554                             -
                                                                            =============                     =============

CASH AND CASH EQUIVALENTS, END OF
    PERIOD                                                                     $  167,547                       $15,554
                                                                            =============                     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
      Cash paid during the period for:
           Interest                                                              $  8,131                       $   640
                                                                             ============                     =============
         Income taxes                                                            $  1,380                       $   200
                                                                             ============                     =============

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Equipment acquired under capital lease                                    $   9,468                             -
                                                                             ============
      Issuance of 64 shares of Series B preferred stock
         as payment of advances from shareholder and
            accounts payable                                                    $  64,000                             -
                                                                             ============
      Imputed Series B preferred stock dividend attributable
            to a beneficial conversion feature                                  $ 173,000                             -
                                                                             ============
      Issuance of common stock for net non-cash assets
            received in acquisitions                                         $  6,324,249                             -
                                                                             ============
     Conversion of Series A Preferred stock into common
            stock                                                            $        300                             -
                                                                             ============
     Conversion of Series B Preferred stock into common  stock               $         56                             -
                                                                             ============
     Stock options issued` relating to an acquisition                        $     63,513
                                                                             ============

     Earn-out consideration unpaid relating to an acquisition                $     58,207
                                                                             ============

The accompanying notes are an integral part of these consolidated financial statements

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of WPCS International Incorporated ("WPCS") and its wholly owned subsidiaries, WPCS Acquisition Corp. (which changed its name to WPCS Incorporated) ("Subsidiary"), Invisinet Inc. ("Invisinet") from November 13, 2002 (date of acquisition) and Walker Comm Inc. ("Walker") from December 30, 2002 (date of acquisition), collectively the "Company". For the period November 15, 2001 (date of inception) to April 30, 2002, the statement of operations, shareholders' equity and cash flows are that of WPCS Holdings, Inc. ("Holdings"), the accounting acquirer of the business of Phoenix Star Ventures, Inc. ("PSVI") as explained below.

The Company is a project engineering company that focuses on the implementation requirements of specialty communication systems, wireless fidelity ("WiFi") deployment and fixed wireless deployment. It provides complete wireless solutions including best of breed wireless products, engineering services and deployment. The Company defines wireless deployment as the internal and external design and installation of a fixed wireless solution to support voice/data/video transmission between two or more points without the utilization of landline infrastructure. The Company generates its revenues from product sales and services. There are multiple products associated with the deployment of a fixed wireless solution including radios, repeaters, amplifiers, antennas, cabling and specialty components. There are also important services such as spectrum analysis, site surveys, site design, tower construction, mounting and alignment.

WPCS is the successor-consolidated entity formed by the merger, on May 17, 2002, of PSVI, Subsidiary, a newly formed, wholly owned subsidiary of PSVI and Holdings, a Delaware corporation.

On May 17, 2002, PSVI a publicly held "shell company", became the legal acquirer of Holdings by issuing 5,500,000 shares of its common stock to the shareholders of Holdings in exchange for all of the outstanding common shares of Holdings. The former shareholders of Holdings, immediately after the business combination, owned the majority of the combined companies. Accordingly, the business combination has been accounted for as a reverse acquisition, whereby, for accounting purposes, Holdings is the accounting acquirer and PSVI is the accounting acquiree. The consolidated financial statements of the Company include the accounts of PSVI since its acquisition. The cost of the acquisition approximated the fair value of the net assets of PSVI that were acquired, and accordingly, assets, liabilities and the outstanding preferred stocks of PSVI were initially recorded at historical carrying values.

On May 24, 2002, PSVI's principal shareholder returned 500,000 shares of its common stock to the Company, without compensation. Subsequently, these common shares were retired and cancelled.

On November 13, 2002, the Company acquired all of the outstanding shares of Invisinet from its shareholders in exchange for an aggregate of 1,000,000 newly issued shares of the Company's common stock. An additional 150,000 shares of the Company's common stock were to be issued to a shareholder, provided Invisinet achieved certain financial targets over a two year period beginning on the first anniversary date of the merger. On May 27, 2003, the Company and the shareholder mutually agreed to cancel the issuance of these shares and in exchange, issued options to purchase 300,000 shares of the Company's common stock.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION (continued)

On December 30, 2002, the Company acquired all of the outstanding shares of Walker in exchange for an aggregate of 2,486,000 newly issued shares of the Company's common stock and $500,000 cash consideration. An additional $500,000 is payable contingent upon Walker achieving certain net profits, to be paid in quarterly distributions equal to 75% of net income, which would increase the purchase price.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Principles of consolidation

All significant intercompany transactions and balances have been eliminated in these consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and highly-liquid investments with an original maturity of three months or less.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company reduces credit risk by placing its temporary cash and investments with major financial institutions with high credit ratings. At times, such amounts may exceed Federally insured limits. The Company reduces credit risk related to accounts receivable by routinely assessing the financial strength of its customers and maintaining an appropriate allowance for doubtful accounts based on its history of write-offs, current economic conditions and an evaluation of the credit risk related to specific customers.

Accounts Receivable

Accounts receivable are due within contractual payment terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Credit is extended based on evaluation of a customer's financial condition. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payment subsequently received on such receivables are credited to the allowance for doubtful accounts. Included in the accounts receivable is retainage receivable of $106,995 which is expected to be collected within one year.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

Inventory consists of parts and supplies and is stated using the weighted average cost method.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided for, using straight-line methods, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Repairs and maintenance are charged to operations as incurred.

Goodwill

Effective May 1, 2002, the Company adopted Statement of Financial Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. In accordance with the guidelines of this accounting standard, goodwill and indefinite-lived intangible assets are no longer amortized but are assessed for impairment on at least an annual basis. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.


SFAS No. 142 requires that goodwill be tested for impairment upon adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of the business acquired (reporting unit)and compare it to the carrying value, including goodwill, of such business (reporting unit). If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step.

The Company completed the initial step of impairment testing which indicated that no goodwill impairment existed as of April 30, 2003. The Company determined the fair value of the businesses acquired for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. Based on comparing this discounted cash flow model to the carrying value of the reporting units, no impairment was recognized in the consolidated statement of operations for the year ended April 30, 2003. On an ongoing basis, the Company expects to perform its annual impairment test during the fourth quarter absent any interim impairment indicators.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue recognition

Wireless sales

Revenue consists of the sale of wireless products and services associated with their deployment. Product sales are recognized when installed and service revenues are recognized when services are provided.

Contracts

The Company records profits on contracts on a percentage-of-completion basis on the cost to cost method. Contracts in process are valued at cost plus accrued profits less earned revenues and progress payments on uncompleted contracts. Contracts are generally considered substantially complete when engineering is completed and/or site construction is completed. The Company includes in operations pass-through revenue and costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs, when the Company determines that it is responsible for the engineering specification, procurement and management of such cost components on behalf of the customer.

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

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting of Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (loss) Per Share

Earnings (Loss) per common share is computed pursuant to SFAS No. 128, "Earnings Per Share" ("EPS"). Basic income (loss) per share is computed as net income
(loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock options, restrictive stock awards, warrants and other convertible securities. At April 30, 2003, the Company had 1,000 shares of Series C Convertible Preferred Stock with potential conversion into 1,786,000 common shares of the Company as described in NOTE 12 and 77,000 stock options grants outstanding. Diluted EPS is not presented since the effect of the assumed exercise of options and the assumed conversion of the Series C convertible preferred stock would be antidilitive. At April 30, 2002, no potentially dilutive securities were outstanding.

Stock-Based Compensation Plans

The Company maintains a stock option plan, as more fully described in Note 11 to the consolidated financial statements, which is accounted for using the "intrinsic value" method pursuant to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and, accordingly, when the exercise price of an employee stock option granted by the Company is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized. Therefore, the Company has elected the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. The most significant estimates relate to the calculation of percentage of completion on uncompleted contracts, allowance for doubtful accounts, valuation of inventory and life of customer lists. Actual results could differ from those estimates.

Recently issued accounting pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for years beginning after June 15, 2002. SFAS No. 143 addresses legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Any associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset and expensed over the life of the asset. The impact of the adoption of SFAS No. 143 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently issued accounting pronouncements (continued)

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The Company has adopted SFAS No. 144 for the year beginning May 1, 2002. The adoption of SFAS 144 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No.146 nullifies Emerging Issues Task Force Issue No. 94-3 and requires that a liability for a cost associated with and exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No.146 is effective for exit or disposal activities that are initiated after December 31, 2002. The impact of the adoption of SFAS No. 146 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.123." SFAS No.148 amends SFAS No.123,"Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock- based employee compensation. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No.25 for the year ending April 30, 2003. The adoption of SFAS 148 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No.45, ("FIN No. 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No.45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN No. 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN No.45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending December 15, 2002. The adoption of the disclosure requirements of FIN No. 45 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently issued accounting pronouncements (continued)

In January 2003, the FASB issued FASB Interpretation No.46 ("FIN No. 46") "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legalstructure used for business purposes that either (a) does not have equity investors with voting rights or (b)has equity investors that do not provide sufficient financial resources for the entity to support its activities.A variable interest entity often holds financial assets, including loans or receivables real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No.46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year on interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has not adopted FIN No.46 for the year ended April 30, 2003. The Company does not expect FIN 46 to have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of our first quarter for fiscal 2004. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE 3 - ACQUISITIONS

Invisinet, Inc.

On November 13, 2002, the Company, through its newly formed, wholly-owned subsidiary, acquired all of the outstanding shares of Invisinet. Subsequently on that date, the subsidiary was merged with and into Invisinet, with Invisinet being the surviving corporation. Invisinet then became a wholly owned subsidiary of WPCS.

The acquisition of Invisinet broadens the Company's customer base and expands its technical resources. WPCS concentrates its business in fixed wireless solutions, whereas Invisinet offers wireless fidelity (WiFi) deployment to its customers.

            WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITIONS (continued)

Invisinet (continued)

The aggregate consideration paid by WPCS for Invisinet was approximately $1,828,000. As a result of and at the effective time of the merger, all of the issued and outstanding shares of common stock of Invisinet were exchanged for aggregate merger consideration consisting of 1,000,000 shares of common stock of WPCS with a value of approximately $1,750,000, based on $1.75 per share, the average stock price a few days before after the announcement of the merger, and an additional $15,000 in acquisition costs.

In addition, as an inducement to enter into the merger agreement, the Company agreed to issue a shareholder of Invisinet, who is also the Executive Vice President of the Company, up to 150,000 shares of the Company's common stock, provided Invisinet achieved certain financial targets over a two year period beginning on the first anniversary date of the merger. On May 27, 2003, the Company and the shareholder mutually agreed to cancel the issuance of these shares and in exchange, issued options to purchase 300,000 shares of the Company's common stock at an exercise price of $0.45 per share expiring in May 2008. These options were valued at $63,513 and accordingly, the Company increased goodwill and additional paid-in capital for the same amount at April 30, 2003.

The acquisition of Invisinet was accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations". Under the purchase method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill and (or) other intangible assets are recorded to the extent that the merger consideration, including certain acquisition and closing costs, exceeds the fair value of the net identifiable assets acquired at the date of the merger.

The Company obtained an independent valuation of certain assets including its property and equipment, list of major customers, and internally determined the fair value of its other assets and liabilities. The initial purchase price allocation has been adjusted as a result of the independent valuation report with customer lists being valued at $150,000 resulting in a decrease in goodwill by that amount. Accordingly a deferred tax liability of $54,000 was recorded since the amortization of the customer list is not available as a tax deduction to the Company. The aggregate changes resulted in goodwill being decreased to $1,627,044 as of the acquisition date.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITIONS (continued)

Invisinet (continued)

The purchase price allocation has been calculated as follows:

      Assets purchased
          Cash                                                                       $   132,672
          Accounts receivable                                                            111,815
          Note receivable                                                                172,514
          Inventory                                                                        5,228
          Fixed assets                                                                     3,760
          Other assets                                                                     1,445
          Customer list                                                                  150,000
          Goodwill                                                                     1,627,044
                                                                                     ------------
                                                                                       2,204,478
      Liabilities assumed
          Accounts payable                                                              (321,965)
          Deferred tax liability                                                         (54,000)
                                                                                     ------------
                                                                                        (375,965)

      Purchase price                                                                 $ 1,828,513
                                                                                     ============

Customer lists are being amortized over a period of 5 years. The Company recorded amortization expense of $15,000 for the year ended April 30, 2003. Any future goodwill impairments are not deductible for income tax purposes.

Walker Comm, Inc.

On December 30, 2002, the Company, through its newly formed, wholly-owned subsidiary, acquired all of the outstanding common stock of Walker. Subsequently on that date, the subsidiary was merged with and into Walker, with Walker being the surviving corporation. Walker then became a wholly-owned subsidiary of WPCS.

The acquisition of Walker gives the Company the ability to provide both structured cabling and wireless solutions to its customers along with strengthening its project management capabilities.

The aggregate consideration paid by WPCS for Walker was $5,171,455 subject to further adjustment as explained below. As a result of and at the effective time of the merger, all of the outstanding shares of common stock, par value $1.00 per share, of Walker were exchanged for aggregate merger consideration consisting of $500,000 in cash and the common stock of WPCS with a value of $4,574,248, or 2,486,000 shares valued at $1.84 per share based on an average price a few days before and after the merger was announced and acquisition costs of $39,000. An additional $500,000 is payable, provided Walker achieves certain net profits, to be paid in quarterly distributions equal to 75% of net income. At April 30, 2003, $58,207 was payable to the Walker shareholders against this earn-out provision. Accordingly, the goodwill was increased by $58,207.

                 WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARY
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITIONS (continued)

Walker Comm (continued)

The acquisition of Walker was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). Under the purchase method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill and (or) other intangible assets are recorded to the extent that the merger consideration, including certain acquisition and closing costs, exceeds the fair value of the net identifiable assets acquired at the date of the merger.

The Company obtained an independent valuation of certain assets including property and equipment, inventory, list of major customers, contract backlog and internally determined the fair value of its other assets and liabilities. The initial purchase price allocation has been adjusted as a result of the independent valuation report relating to inventory, property and equipment and list of major customers. As a result of the changes in purchase price allocation, property and equipment has increased by $292,734, inventory has increased by $67,000, and customer lists by $390,000 resulting in a decrease in goodwill of $749,734. Accordingly, a deferred tax liability of $299,000 was recorded since depreciation and amortization on the step up in the basis of these assets are not deductible for income tax purposes. In addition, the Company has recorded a deferred tax asset of $70,000 for future tax deductible items. Additionally, Walker, which prior to the acquisition, used the cash basis of accounting for income taxes, changed its tax accounting method to accrual basis starting from the date of acquisition, thus resulting in a deferred tax liability of $303,000. The Company recorded these deferred tax assets and liabilities and increased the goodwill by a net amount of $532,000. The aggregate changes resulted in goodwill being decreased to $3,761,838 as of the acquisition date.

The purchase price allocation has been calculated as follows:

      Assets purchased
          Cash                                                                      $     45,335
          Accounts receivable                                                          1,556,677
          Costs and estimated earnings in excess of billings on
            uncompleted contracts                                                        398,107
          Inventory                                                                       67,000
          Fixed assets                                                                   727,876
          Other assets                                                                    61,090
          Customer lists                                                                 390,000
          Deferred tax asset                                                              70,000
          Goodwill                                                                     3,761,838
                                                                                     -----------

                                                                                       7,077,923

                 WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARY
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      NOTE 3 - ACQUISITIONS (continued)

      Walker Comm (continued)

      Liabilities assumed
          Accounts payable                                                              (658,673)
          Note payable - Bank                                                           (200,000)
          Billings in excess of costs and estimated earnings on
             uncompleted contracts                                                      (371,358)
          Equipment loans payable                                                        (74,437)
          Deferred income taxes                                                         (602,000)
                                                                                  ---------------
                                                                                      (1,906,468)

      Purchase price                                                                 $ 5,171,455
                                                                                  ===============

Based on the independent valuation report, customer lists are being amortized over a period of 5 years. The Company recorded amortization expense of $26,000 for the year ended April 30, 2003. Any future goodwill impairments are not deductible for income tax purposes.

The following unaudited pro forma financial information presents the combined results of operations of WPCS, Invisinet and Walker, as if the acquisitions had occurred as of May 1, 2002, after giving effect to certain adjustments, including the issuance of WPCS common stock as part of the purchase price. Pro forma financial information for the year ended April 30, 2002 has not been presented as its presentation will produce distorting results since WPCS started operations on November 15, 2001. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had WPCS, Invisinet and Walker been a single entity during such periods.

Year ended April 30, 2003:
Revenues                                                                              $   10,680,000

Net loss attributable to common shareholders                                          $   (1,760,000)

Weighted-average number of shares used in calculation of basic
   loss per share                                                                         12,571,474

Basic loss per share                                                                          $(0.14)

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following: at April 30, 2003

Costs incurred on uncompleted contracts                                                  $ 4,077,019
Estimated contract profit                                                                    937,464
                                                                                        ------------
                                                                                           5,014,483
Less: billings to date                                                                     4,822,108
                                                                                        ------------

                                                                                         $   192,375
                                                                                        ============
Costs and estimated earnings in excess of billings                                       $   408,194

Billings in excess of costs and estimated earnings
  on uncompleted contracts                                                                  (215,819)
                                                                                        -------------

                                                                                         $   192,375


                                                                                        =============

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at April 30, 2003:

                                                                                 Estimated           Amount
                                                                                useful life
                                                                                  (years)
     Furniture and fixtures                                                        5 - 7               $  33,606
     Automobiles                                                                   5 - 7                 303,568
     Machinery and equipment                                                         5                   193,860
     Leasehold improvements                                                        3 - 10                167,190
                                                                                                      ----------

                                                                                                         698,224
     Less accumulated depreciation and amortization                                                       50,273
                                                                                                      ----------

                                                                                                      $  647,951
                                                                                                      ==========

Depreciation expense for property and equipment for the year ended April 30, 2003 and for the period ended April 30, 2002 was approximately $75,500 and $2,600, respectively.

Property and equipment under capital leases totaled approximately $10,000 and accumulated depreciation on such property and equipment aggregated approximately $2,800 at April 30, 2003.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LINE OF CREDIT

The Company had a $200,000 line of credit with a bank, which matured on March 26, 2003. The line of credit provided for an interest rate of 3.4% and was collateralized by a $200,000 certificate of deposit, At the maturity date, the loan was paid back by the certificate of deposit.

NOTE 7- DUE TO OFFICER

The Company owes $100,000 to an officer. This loan bears interest at 5.75% and is due on or before February 12, 2004.

NOTE 8 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of Walker, the Company assumed a ten-year lease with trusts, of which, certain officers of the Company are the trustees, for a building and land located in Fairfield, California, which is occupied by its Walker subsidiary. The lease requires for initial monthly rental payments of $6,934, with annual increases, calculated using the San Francisco-Oakland-San Jose Consolidated Metropolitan Statistical Area Consumer Price Index. For the period December 30, 2002 (date of acquisition) through April 30, 2003, $29,000 was paid as rent for this lease.

NOTE 9 - RETIREMENT PLANS

Walker participates in an employee savings plan under Section 401(k) of the Internal Revenue Code pursuant to which eligible employees may elect to defer a portion of their annual salary by contributing to the plan. Contributions by Walker are made at the discretion of the Board of Directors. There were no contributions made for the year ended April 30, 2003 and none for 2002, since Walker's results of operations are not included in these financial statements.

The Company also contributes to multi-employer pension plans which provide benefits to union employees covered by collective bargaining agreements. General and administrative expenses include approximately $239,000 for such costs and none for 2002, since Walker's results of operations are not included in these financial statements.

NOTE 10 - INCOME TAXES

          The provision or income taxes for the year ended at April 30, 2003 and period ended April 30, 2002 is summarized as follows:
                                                   2003        2002
      Current                                   ----------  ----------
          Federal                               $       -   $      -
          State                                    19,550      4,350

      Deferred
          Federal                                       -          -
          State                                         -          -
                                                ----------  ----------
      Totals                                    $  19,550   $  4,350
                                                ==========  ==========

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES (continued)


The actual provisions for income taxes reflected in the consolidated statements of operations for the year ended April 30, 2003 differ from the amounts computed at the federal statutory tax rates. The principal differences between the statutory income tax expense and the effective provision for income taxes are summarized as follows:

                                                                                                 2003              2002
                                                                                           ---------------     ---------------
          Expected tax benefit at statutory rate (34%)                                      $    (122,000)       $      -
          State and local taxes, net of federal tax benefit                                        19,550            4350
          Increase in valuation allowances for net operating losses                               122,000               -
                                                                                           ---------------     ---------------
                                      Totals                                                $      19,550        $   4350
                                                                                           ===============     ===============

The tax effects of temporary differences which give rise to deferred tax assets and liabilities at April 30, 2003 is summarized as follows:

      Net operating loss carryforward                                                              54,000
      Deferred tax assets
          Allowance for doubtful accounts                                                       $  26,000
          Federal benefit of deferred state tax liabilities                                        44,000
           Valuation allowance                                                                    (54,000)
                                                                                                ----------

                Net deferred tax assets - current                                                  70,000
                                                                                                ----------

      Deferred tax liabilities
          Sec 481(a) adjustment for cash to accrual basis of accounting
                                                          - current                              (100,000)
                                                          - long term                            (201,000)
           Non-deductible amortization of purchase price
                Inventory - current                                                               (29,000)
                Fixed assets- long term
                                                                                                 (111,000)
                                                                                                 (215,000)
                Customer lists- long term




                                              Total                                              (656,000)
                                                                                                ----------

      Net deferred tax liabilities                                                              $(586,000)
                                                                                                ==========

                                      F-23

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES (continued)

The Company has net operating loss carryforwards for Federal tax purposes approximating $72,000, expiring through 2023. The Company has net operating loss carryforward for State tax purposes approximating $328,000 expiring through 2010. Due to the uncertainty of recognizing a tax benefit on these losses, the Company has provided a valuation allowance against these deferred tax assets.

NOTE 11 - STOCK OPTION PLAN

The Company established a nonqualified stock option plan pursuant to which options to acquire a maximum of 5,000,000 shares of the Company's common stock were reserved for grant (the "2002 Plan"). Under the terms of the 2002 Plan, the options, which expire five years after grant, are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. At April 30, 2003, there were 4,923,000 shares available for grant under the 2002 Plan.

The following is a summary of activity with respect to stock options granted under the 2002 Plan:

                                                                                                           Weighted-average
                                                                  Shares           Price per share          price per share
                                                            -----------------     -----------------       -----------------

            May 1, 2002                                                -                -                          -

           Granted                                                 77,000          $1.35 to $1.66                $1.45
                                                            -----------------

       Balance outstanding at April 30, 2003                       77,000
                                                            =================

The following table summarizes the stock options outstanding and exercisable at April 30, 2003:

                                            Options outstanding                     Options exercisable
                                                          Weighted-
                                                           average
                                       Shares             remaining                                Exercise
            Exercise Prices         Under option        life in years            Shares              price
            ---------------         -------------       -------------           --------           -------

            $1.35                       50,000              4.42                  4,166             $1.35
            $1.37                        2,000              4.58                    500             $1.37
            $1.66                       25,000              4.92                  6,250             $1.66
                                    ----------                               ----------

            Total                       77,000                                   10,916
                                    ----------                                ---------

The weighted-average fair value on the grant date was $0.87 for options granted during the year ended April 30, 2003. Prior to May 1, 2002, the company granted no options.

            WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCK OPTION PLAN (continued)

The Company applies the intrinsic value method in accounting for its stock-based compensation plan. Had the Company measured compensation under the fair value based method for stock options granted, the Company's net loss attributable to common shareholders and net loss per share attributable to common shareholders for the year ended April 30, 2003 would have been as follows:

       Net loss attributable to common shareholders
                     As reported                                            $ (554,294)
                     Pro forma                                              $ (564,286)

       Net loss per share attributable to common shareholders
                    As reported                                             $  (0.05)
                    Pro forma                                               $  (0.05)


The fair value of each option grant was estimated on the date of grant using the Black-Scholes Option pricing model with the following assumptions for fiscal 2003: Risk-free interest rate of 2%, dividend yield of 0%, expected life of 5 years and volatility of 71.6%.

NOTE 12 - SHAREHOLDERS' EQUITY

Preferred Stock

Series B Convertible Preferred Stock

On May 15, 2002, the Board of Directors of the Company adopted and created a series of preferred stock consisting of 1,000 shares designated as Series B Convertible Preferred Stock ("Series B Preferred Stock"). Each share of Series B Preferred Stock has a liquidation preference of $1,000 and does not accrue any dividends. The Series B Preferred Stock is convertible into the Company's common stock, at the option of the holder, at any time after the 30th calendar day the Company receives payment in full. Each share of preferred stock is convertible at a basis of $1,000 per share at a conversion price equal to 75% of the average market price of the common stock for ten days prior to the date of conversion. Among other provisions, the number of shares issuable upon conversion may not be less than 1,000 shares or greater than 4,000 shares of common stock.

Between May 24, 2002 and June 11, 2002, the Company sold 455 shares of Series B Preferred Stock through a private placement and received proceeds of $455,000. Additionally, the Company issued 64 shares to a shareholder of the Company as payment for advances from shareholder and accounts payable totaling $64,000.

Based on the conversion price of 75% of market value, the Company recorded a beneficial conversion feature of $173,000 for the 519 Series B Preferred Stock issued as an imputed preferred stock dividend.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SHAREHOLDERS' EQUITY (continued)

Preferred Stock (continued)

On December 13, 2002, all Series B Preferred Stock was converted to 567,212 shares of the Company's common stock.

Series C Convertible Preferred Stock

On November 10, 2002, the Board of Directors of the Company adopted and created a series of preferred stock consisting of 1,000 shares designated as Series C Convertible Preferred Stock (" Series C Preferred Stock"). The Series C Preferred Stock is convertible into the Company's common stock, at the option of the holder, at any time after the day the Company receives payment in full. Each share of Series C Preferred Stock is convertible into 800 shares of the Company's common stock. Each share of Series C Preferred Stock has a liquidation preference of $1,000 and does not accrue any dividends.

In addition, the Company may repurchase the outstanding Series C Preferred Stock within one year following the date on which the Company issues and receives payment in full, at a price of $1,200 per share.

On December 6, 2002, the Company issued 1,000 shares of Series C Preferred Stock in a private placement and received proceeds of $1,000,000. At April 30, 2003, the Company has not repurchased any of this Series C Preferred Stock.

As an inducement for the subscribers to purchase the Series C Preferred Stock, a majority shareholder who is the Company's Chairman and Chief Executive Officer agreed to: (1) refrain from selling any of the Company's common stock held by him until November 13, 2003, and (2) to return to treasury up to 2,690,000 shares of the Company's common stock held by him if certain financial covenants were not by the Company for the fiscal year ended April 30, 2003. The Company complied with all such financial covenants at April 30, 2003 and none of the shares were returned to treasury.

In the event the Company issues shares of its common stock during the two calendar years following the Issuance Date in a private placement for cash consideration of less than $1.25 per share, each share of Series C Preferred Stock is convertible into the number of shares of common stock equal to $1,000 divided by the price per share at which the Company issued common stock in the private placement. On June 25, 2003, as described in Note 15, the Company offered shares of its common stock in a private palcement at $.56 per share. Accordingly, the series C Preferred stock is convertible into 1,786,000 common shares of the Company.

Common Stock

On December 1, 2001, the Company issued 5,500,000 common shares to its sole shareholder and received proceeds of $5,000.

On May 23, 2002, all of the 250 shares of Series A preferred stock, which had been issued by PSVI prior to the reverse acquisition, were converted into 3,000,000 shares of the Company's common stock.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SEGMENT REPORTING

The Company's reportable segments are determined based upon the nature of the products, the external customers and customer industries and the sales and distribution methods used to market the products.

The Company has two reportable segments: WPCS and Walker. WPCS includes WPCS Incorporated and Invisinet, which provides wireless solutions. Walker is in the business of structured cabling.


The Company evaluates performance based upon profit or loss from operations. Segment reporting commenced after the Company acquired Walker in December 2002. Prior to that date, the Company operated as only one segment.

For the year ended April 30, 2003, results are presented as segments for its Invisinet and Walker subsidiaries from the date of their acquisition by the Company during November 2002 and December 2002, respectively.

                                                CORPORATE             WPCS                 WALKER             Total
                                           --------------------  -------------------- -------------------- --------------------
   For the year ended April 30, 2003
   Revenue                                  $        -           $     1,850,300      $     3,572,558       $  5,422,858

   Net (loss) income before income taxes    $         (223,211)  $       (61,815)             (77,348)          (361,744)

   Goodwill                                                      $     1,627,044      $     3,761,838       $  5,388,882

   Total assets                             $          136,963   $     2,753,206      $     6,931,057       $  9,821,226

   Depreciation and amortization            $        -           $        21,543      $        94,958       $    116,501

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

On August 2, 2002, the Company entered into a three-year employment contract with a shareholder who is the Chairman and Chief Executive Officer of the Company. Upon each one year anniversary of the agreement, the agreement will automatically renew for another three years from the anniversary date. The base salary under the agreement is $150,000 per annum plus benefits.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND CONTINGENCIES (continued)

Employment Agreements (continued)

On November 13, 2002, the Company entered into a two-year employment contract with an option to renew for an additional year, with the President of Invisinet, who is also an Executive Vice President of the Company. The base salary under the agreement is $120,000 per annum, plus benefits.

On December 30, 2002, the Company entered into a four-year employment contract with an option to renew for an additional year, with the President of Walker, who is also an Executive Vice President of the Company. The base salary under the agreement is $140,000 per annum, plus benefits.

On December 30, 2002, the Company entered into a four-year employment contract with an option to renew for an additional year, with the Chief Operating Officer of Walker, who is also a Director of the Company. The base salary under the agreement is $140,000 per annum, plus benefits.

On July 15, 2003, the Company entered into a three-year employment agreement with the Chief Financial Officer of the Company. The base salary under the agreement is $120,000, per annum, plus benefits.

Litigation

The Company from time to time is subject to certain legal proceedings and claims which have arisen in the ordinary course of its business. These actions when ultimately concluded will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the Company.

Lease Commitments

The Company leases its office (see Note 8) facilities pursuant to non-cancelable operating leases expiring through February 2011. The minimum rental commitments under these non-cancelable leases, at April 30, 2003 are summarized as follows:

         Year ending April 30,
                2004                                     $    154,000
                2005                                          107,000
                2006                                           94,000
                2007                                           97,000
                2008                                          100,000
                Thereafter                                    299,000
                                                         ------------

         Total minimum lease payments                    $    851,000
                                                         =============


Rent expense for all operating leases was approximately $100,000 and $10,000 in 2003 and 2002, respectively.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SUBSEQUENT EVENTS

On May 1, 2003 and May 27, 2003, the Company granted options to purchase 1,350,000 shares of its common stock to certain consultants. The options have exercise prices ranging from $0.45 to $1.50. Of this, 50,000 options expire on May 1, 2005 and the remaining 1,300,000 options expire on May 27, 2004. The Company has valued these options at approximately $129,000 and will charge the general and administrative expenses for the year ended April 30, 2004.

On June 24, 2003, the Company announced that it had entered into a letter of intent to acquire Clayborn Contracting Group in a cash and stock transaction valued at approximately $3 million. The proposed terms of the acquisition include:

          o    the payment of $900,000 at closing;
          o the issuance at closing of such number of shares of our common stock as equals $1,000,000, based on the market price of the stock at the time of closing; and
          o $1,100,000, payable by the delivery to the Clayborn shareholders of 50% of the post tax net income of Clayborn, payable on a quarterly basis.
A definitive agreement with respect to acquisition has not been executed to date and there can be no assurance that such acquisition will be completed on the foregoing terms, or at all. The aquistion of Clayborn will provide the Company additional wireless opportunities, expansion of it's customer base, and accesss to addtional project engineers.

On June 25, 2003, (and amended July 24, 2003), the Company offered in a private placement, up to 100 units (the Units) for sale to accredited investors at a price of $25,000 per Unit (the Offering). The Offering is on a "best efforts" basis of a minimum offering of $1,000,000 and a maximum offering of $2,500,000. Each Unit consists of (i) 44,444 shares of the Company's common stock, and (ii) warrants to purchase 44,444 shares of common stock, exercisable for a period of three years at an exercise price of $0.90 per share (the Warrants). The Warrants may be redeemed in whole or in part at the option of the Company, if the closing price of the Company's common stock is at least $1.25 per share on average for 10 consecutive trading days, ending not earlier than 30 days before the Warrants are called for redemption. In connection with the offering, the placement agent was issued warrants to purchases 665,000 shares of the Company's common stock, exercisable for a period of three years, at an exercise price of $0.75 per share. As of July 31, 2003, the Company sold 40 units and received proceeds of $898,000, net of offering expenses agents commission from the Offering.

On August 13, 2003, all 1000 Series C Preferred shares were converted into 1,786,000 shares of the Company's common stock.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             WPCS dismissed its independent public accountant, Leonard Friedman, effective as of August 19, 2002. WPCS's Board of Directors approved such decision. Leonard Friedman's report for the period November 15, 2001 (date of inception) to April 30, 2002, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. Furthermore, during such period from November 15, 2001(date of incorporation) through April 30, 2002, and the subsequent interim period preceding August 19, 2002, there were no disagreements with Leonard Friedman within the meaning of Instruction 4 to Item 304 of Regulation S-B under the Securities Exchange Act of 1934 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Leonard Friedman, would have caused him to make reference in connection with his opinion to the subject matter of the disagreement in connection with any report he might have issued.

     On August 19, 2002, the Company, dismissed N.I. Cameron, Inc., Chartered Accountants ("N.I. Cameron"), as the Company's independent public accountants, effective as of that date. The Company's Board of Directors approved such decision.

     N.I. Cameron's opinion in its reports on the Company's financial statements for the years ended April 30, 2001 and April 30, 2002 (prior to the Company's merger with WPCS Holdings, Inc.), each expressed substantial doubt with respect to the Company's ability, at that time, to continue as a going concern. During the year ended April 30, 2002, and the period from June 9, 1999 (date of incorporation) to April 30, 2001, N.I. Cameron did not issue any other report on the financial statements of the Company which contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. Furthermore, during such period from June 9, 1999 (date of incorporation) through April 30, 2002, and the subsequent interim period preceding August 19, 2002, there were no disagreements with N.I. Cameron within the meaning of Instruction 4 to Item 304 of Regulation S-B under the Securities Exchange Act of 1934 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of N.I. Cameron, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement in connection with any report they might have issued.

     On August 19, 2002, the Company and WPCS engaged J.H. Cohn LLP, as their independent public accountants. Neither the Company nor WPCS previously consulted with J.H. Cohn regarding any matter, including but not limited to:

          o the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or

          o any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-B).

ITEM 9 - DIRECTORS AND OFFICERS OF THE REGISTRANT

            The following persons are our executive officers and directors as of the date hereof:

NAME                              AGE        OFFICES HELD
----                              ---        ------------

Andrew Hidalgo                    47         Chairman, Chief Executive Officer and Director

Donald Walker                     40         Executive Vice President

E.J. von Schaumburg               36         Executive Vice President

Joseph Heater                     40         Chief Financial Officer

Norm Dumbroff                     42         Director

Neil Hebenton                     47         Director

Gary Walker                       48         Director

William Whitehead                 47         Director

Andrew Hidalgo, Chairman  and Chief Executive Officer

     Mr. Hidalgo became Chairman of the Board and Chief Executive Officer of the Company in June 2002. He is responsible for the Company's operations and direction. From September 2000 until June 2002, Mr. Hidalgo was President of Wireless Professional Communication Services, Inc. From November 1999 to September 2000, Mr. Hidalgo was Chairman and Chief Executive Officer of CommSpan Incorporated. From December 1997 to September 1999, Mr. Hidalgo was Senior Vice President at Applied Digital Solutions, a communications infrastructure company, where he was responsible for implementing a strategic direction involving acquisitions, business integration and sales development while managing overall operations for the company's five core business divisions and 25 subsidiary companies. Prior to that, Mr. Hidalgo held various positions in operations, sales and marketing with the 3M Company, Schlumberger and General Electric. He attended Fairfield University in Fairfield, Connecticut where he majored in Marketing and Finance.

Donald Walker, Executive Vice President

     Mr. Walker has been Executive Vice President, Project Services Division since December 2002. Mr. Walker was the founder of Walker Comm, Inc. and its Chief Executive Officer from November 1996 until it's acquisition by WPCS in December 2002. He has over twenty-one years of project management experience and is a Registered Communications Distribution Designer (RCDD). In addition, Mr. Walker is a committee member with the National Electrical Contractors Association (NECA). Mr. Walker began his project engineer career at General Dynamics where he developed his engineering skills while managing large projects and coordinating technical staff.

E.J. von Schaumburg, Executive Vice President

     Mr. von Schaumburg joined WPCS in November 2002. He is responsible for the strategic development of WPCS including major accounts and corporate marketing. From July 2000 until November 2002, Mr. Von Schaumburg was President of Invisinet, Inc. He is a twelve-year veteran of the wireless industry and founding member of the Wireless Ethernet Compatibility Alliance (WECA). From Februaru 1989 until July 2000, Mr. von Schaumburg worked for eight years as a Business Development Manager for AT&T and three years as a divisional CFO for Lucent Technologies. Mr. von Schaumburg holds a B.S. in Finance from St. Bonaventure University and an M.B.A. from Fairleigh Dickinson University.

Joseph A. Heater, Chief Financial Officer

     Mr. Heater has been Chief Financial Officer since July 2003. From November 2001 to June 2003, Mr. Heater was the Controller for Locus Pharmaceuticals, Inc., a development stage pharmaceutical company. Prior to that, from April 1999 to September 2001, Mr. Heater was Director of Finance and Corporate Controller for esavio Corporation, an information technology consulting company providing application development, network design and integration, and managed service solutions. Prior to that, from March 1995 to November 1998, Mr. Heater was Director of Financial Planning and Assistant Corporate Controller for Airgas, Inc. ( NYSE: ARG). Mr. Heater holds a B.S. from the University of Nebraska and an M.B.A. from Villanova University.

Directors:

Norm Dumbroff

     Mr. Dumbroff became a Director of WPCS in 2002. He has been the Chief Executive Officer of Wav Incorporated since April 1990, a distributor of wireless products in North America. Prior to Wav Incorporated, Mr. Dumbroff was an engineer for Hughes Aircraft. He holds a B.S. degree in Computer Science from Albright College.

Neil Hebenton

     Mr. Hebenton became a director of WPCS in October 2002. Since 1996, he has been the Managing Director for the U.K. based FW Pharma Systems, a multi-million dollar application software company serving the pharmaceutical and biotechnology sectors. Mr. Hebenton has held a variety of operational, scientific and marketing positions in Europe with Bull Information Systems (BULP-Paris, Frankfurt, Zurich) and Phillips Information Systems. He received his B.S. in Mathematics from the University of Edinburgh, Scotland.

Gary Walker

     Mr. Walker has been a director of WPCS since December 2002. He is currently the president of the Walker Comm subsidiary for WPCS International, a position he has held since November 1996. Prior to his involvement at Walker Comm, Mr. Walker had a distinguished career with the U.S. Navy and also held an elected political position in Fairfield, California. He holds a B.A. in Business Management from St. Mary's College in Moraga, California.

William Whitehead

     Mr. Whitehead became a director of WPCS in October 2002. Since October 1998, he has been the Chief Financial Officer for Neutronis Incorporated, a multi-million dollar process and safety systems manufacturer. Mr. Whitehead has held a variety of financial management positions with Deloitte & Touche and was Division Controller for Graphic Packaging Corporation from April 1990 to March 1998. After attending West Point, Mr. Whitehead received a B.S. in Accounting from the Wharton School at the University of Pennsylvania and received his M.B.A. from the Kellogg Graduate School at Northwestern University.

Board of Directors

     All of our directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Our executive officers are elected annually by the Board of Directors to hold office until the first meeting of the Board following the next annual meeting of stockholders and until their successors are chosen and qualified.


ITEM 10. EXECUTIVE COMPENSATION


The following table sets forth in summary form the compensation received by the Company's Chief Executive Officer for the fiscal years ended April 30, 2003 and 2002. None of the former officers or current executive officers received compensation in excess of $100,000 during such fiscal years.


      --------------------------------------- ------------ --------------------
      Name and Principal Position             Fiscal Year        Salary
      --------------------------------------- ------------ --------------------
      --------------------------------------- ------------ --------------------
      Andrew Hidalgo                             2003           $141,000
      Chairman and Chief Executive Officer
      --------------------------------------- ------------ --------------------
      --------------------------------------- ------------ --------------------
      Stephen C. Jackson                         2002            $36,000
      President, Secretary and Treasurer
      --------------------------------------- ------------ --------------------


No other compensation was received by the above named officers during the fiscal years ended April 30, 2003 and 2002, respectively.

EMPLOYMENT AGREEMENTS

Contract with Andrew Hidalgo

On August 2, 2002, the Company entered into a three-year employment contract with a shareholder who is the Chairman and Chief Executive Officer of the Company. Upon each one year anniversary of the agreement, the agreement will automatically renew for another three years from the anniversary date. The base salary under the agreement is $150,000 per annum plus benefits.

Contract with E.J. von Schaumburg

On November 13, 2002, the Company entered into a two-year employment contract with an option to renew for an additional year, with the President of Invisinet, who is also an Executive Vice President of the Company. The base salary under the agreement is $120,000 per annum, plus benefits.

Contract with Donald Walker

On December 30, 2002, the Company entered into a four-year employment contract with an option to renew for an additional year, with the President of Walker, who is also an Executive Vice President of the Company. The base salary under the agreement is $140,000 per annum, plus benefits.

Contract with Gary Walker

On December 30, 2002, the Company entered into a four-year employment contract with an option to renew for an additional year, with the Chief Operating Officer of Walker, who is also a Director of the Company. The base salary under the agreement is $140,000 per annum, plus benefits.

Contract with Joseph Heater

On July 15, 2003, the Company entered into a three-year employment contract with Joseph Heater, to act as Chief Financial Officer. The base salary under the agreement is $120,000 per annum, plus benefits.

DIRECTOR COMPENSATION

The Company does not pay directors fees or other cash compensation for services rendered as a director. We reimburse our directors for expenses incurred in connection with attending Board meetings.

EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information about the shares of the Company's common Stock that may be issued upon the exercise of options under the 2002 Stock Option Plan which were approved by the Board of Directors.

                                                                                                    (c)
                                    (a)                                                     Number of securities
                          Number of securities to                 (b)                      remaining available
                              be issued upon                 Weighted-average              for future issuance
                                exercise of                  exercise price of         under equity  compensation plans
                           outstanding options,              outstanding options,         excluding securities reflected
   Plan Category            warrants and rights              warrants and rights                in column (a))(1)
--------------------------- ---------------------------    ---------------------------  ---------------------------
Equity
compensation plans
approved by
security holders (1)

Equity
compensation plans
not approved by
security holders                77,000    $                       1.46                          4,923,000

--------------------------- ---------------------------    ---------------------------  ---------------------------
Total                           77,000    $                                                     4,923,000

(1) The Company established a nonqualified stock option plan pursuant to which options to acquire a maximum of 5,000,000 shares of the Company's common stock were reserved for grant.

Code of Ethics

     WPCS adopted a Code of Ethics for its officers, directors and employees. A copy of the Code of Ethics is attached hereto as an exhibit.

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information, according to information supplied to the Company regarding the number and percentage of the Company's common stock beneficially owned by (i) each person who is beneficial owner of more than 5% of the common stock; (ii) by each director; (iii) by each executive officer named in the Summary Compensation Table; and (iv) by all directors and executive officers as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares listed.

        ------------------------- ------------------------------- ------------------------ --------------
        Title of Class            Name and Address of              Amount and Nature of     Percent of
                                  Beneficial Owner                 Beneficial Ownership        Class
                                                                            (1)
        ------------------------- ------------------------------- ------------------------ --------------
        ------------------------- ------------------------------- ------------------------ --------------
        Common stock              Andrew Hidalgo                                5,380,000          41.1%
                                  608 Perimeter Drive
                                  Downingtown, PA 19335
        ------------------------- ------------------------------- ------------------------ --------------
        ------------------------- ------------------------------- ------------------------ --------------
        Common stock              Donald Walker                                 1,217,145           9.3%
                                  521 Railroad Avenue
                                  Fairfield, CA 94533
        ------------------------- ------------------------------- ------------------------ --------------
        ------------------------- ------------------------------- ------------------------ --------------
        Common stock              Gary Walker                                     930,759           7.1%
                                  521 Railroad Avenue
                                  Fairfield, CA 94533
        ------------------------- ------------------------------- ------------------------ --------------
        ------------------------- ------------------------------- ------------------------ --------------
        Common stock              J. Johnson LLC (2)                              850,000           6.5%
                                  245 West Roosevelt Road
                                  West Chicago, IL 60185
        ------------------------- ------------------------------- ------------------------ --------------
        ------------------------- ------------------------------- ------------------------ --------------
        Common Stock              William Whitehead                                 8,000              *
                                  609 Portland Drive
                                  Downingtown, PA 19335
        ------------------------- ------------------------------- ------------------------ --------------
        ------------------------- ------------------------------- ------------------------ --------------
        Common Stock              All directors and executive                   8,536,904          65.3%
                                  officers as a group (8
                                  persons)
        ------------------------- ------------------------------- ------------------------ --------------

*     Less than 1% of the outstanding common stock

(1) None of these security holders has right to acquire any amount of common stock of the Company within sixty (60) days from options, warrants, rights, or similar obligations.

(2) J. Johnson LLC is a Delaware corporation controlled by Norm Dumbroff, a director of the Company. J. Johnson LLC owned 85% of Invisinet, Inc. (Invisinet). On November 13, 2002, the Company acquired all of the outstanding shares of Invisinet, and were exchanged for 1,000,000 shares of commons stock of the Company. In connection with this acquisition, J. Johnson LLC was issued 850,000 shares of the Company's common stock.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     On November 13, 2002, the Company acquired all of the outstanding shares of Invisinet from its shareholders in exchange for an aggregate of 1,000,000 newly issued shares of the Company's common stock. An additional 150,000 shares of the Company's common stock were to be issued to a shareholder, provided Invisinet achieved certain financial targets over a two year period beginning on the first anniversary date of the merger. On May 27, 2003, the Company and the shareholder mutually agreed to cancel the issuance of bonus shares and in exchange, issued options to purchase 300,000 shares of the Company's common stock.

     On December 30, 2002, the Company acquired all of the outstanding shares of Walker in exchange for an aggregate of 2,486,000 newly issued shares of the Company's common stock and $500,000 cash consideration. An additional $500,000 is payable contingent upon Walker achieving certain net profits, to be paid in quarterly distributions equal to 75% of net income, which would increase the purchase price. At April 30, 2003, $58,207 was payable to the Walker shareholders against this earn-out provision.

     The Company owes $100,000 to an officer. This loan bears interest at 5.75% and is due on or before February 12, 2004.

     In connection with the acquisition of Walker, the Company assumed a lease with trusts, of which, certain officers of the Company are the trustees, for a building and land located in Fairfield, California, which is occupied by its Walker subsidiary. The lease calls for initial monthly rental payments of $6,934, with annual increases, calculated using the San Francisco-Oakland-San Jose Consolidated Metropolitan Statistical Area Consumer Price Index.

Item 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

Exhibits:

Number   Exhibit

3.1      Certificate of Incorporation, with amendments (1)
3.2      By-Laws (1)
4.1      Certificate of Designation - Series A Preferred Stock (1)
4.2      Certificate of Designation - Series B Preferred Stock (2)
4.3      Certificate of Designation - Series C Preferred Stock
4.4      2002 Employee Stock Option Plan
4.5      Form of 2003 Warrant
10.1     Andrew Hidalgo Employment Agreement
10.2     E.J. von Schaumburg Employment Agreement
10.3     Donald Walker Employment Agreement
10.4     Gary Walker Employment Agreement
10.5     Joseph Heater Employment Agreement
10.6     Agreement and Plan of Merger by and among Phoenix Star Ventures, Inc., WPCS Acquisition Corp., a Delaware corporation, WPCS
         Holdings, Inc., a Delaware corporation, and Andy Hidalgo, dated as of May 17, 2002 (3)

10.7     Agreement and Plan of Merger by and among WPCS International Incorporated, Invisinet Acquisitions Inc., Invisinet, Inc., J.
         Johnson LLC and E. J. von Schaumburg made as of the 13th day of November, 2002 (4)
10.8     Amendment to Invisinet Bonus Agreement, dated as of May 27, 2003
10.9     Agreement and Plan of Merger by and among WPCS International Incorporated, Walker Comm Merger Corp., Walker Comm, Inc.,
         Donald C. Walker, Gary R. Walker, and Tanya D. Sanchez made as of the 30th day of December, 2002 (5)
14       Code of Ethics
31       Certifications required by Rule 13a-15(e) and 15d-15(e)
32.      Section 1350 Certifications

---------------------------------
1. Incorporated by reference from the Company's registration statement on Form SB-2 (Commission File # 333-38802).
2. Incorporated by reference to the Company
Annual Report on Form 10-KSB for the year ended April 30, 2002.
3. Incorporated
by reference to the Company Current Report on Form 8-K, dated as of May 24, 2002.
4. Incorporated by reference to the Company Current Report on Form 8-K, dated as of November 13, 2002.
5. Incorporated by reference to the Company
Current Report on Form 8-K, dated as of December 30, 2002.

Reports on Form 8-K:

None.

ITEM 14. CONTROLS AND PROCEDURES

          (a) Evaluation of disclosures. The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. As of April 30, 2003, an evaluation, was completed under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of this disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including the Company's consolidated subsidiaries) required to be included in the periodic SEC filings.

          (b) Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect the Company's internal controls subsequent to the date of our evaluation.


ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the two years ended April 30, 2003 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during that fiscal year were $28,860, and $2,254, respectively.

Audit Related Fees. The Company incurred fees to auditors of $21,918 for audit related fees during the two fiscal years ended April 30, 2003.

All Other Fees. The aggregate fees billed by auditors for services rendered to the Company, other than the services covered in "Audit Fees" and for the fiscal year ended April 30, 2003 were $1,170, which fees primarily related to the Company's tax returns.

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      WPCS INTERNATIONAL INCORPORATED


                      /s/ ANDREW HIDALGO
                      Andrew Hidalgo,
                      Chief Executive Officer
                      (principal executive officer)


                      /s/ JOSEPH HEATER
                      Joseph Heater,
                      Chief Financial Officer
                      (principal accounting officer)
Date: August 13, 2003

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities as on August 13, 2003.

                           /s/ ANDREW HIDALGO
                           Andrew Hidalgo,
                           Chairman of the Board

                           -------------------------------------
                           Norm Dumbroff,
                           Director

                           -------------------------------------
                           Neil Hebenton,
                           Director

                           /s/ GARY WALKER
                           Gary Walker,
                           Director

                           /s/ WILLIAM WHITEHEAD
                           William Whitehead,
                           Director