Form 10KSB/A
period 2003-06-30
WPCS INTERNATIONAL INC
filed 2003-08-18
CIK 1086745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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

                                     PART I

ITEM 1. -  BUSINESS

     This Annual Report on Form 10-KSB/A (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-KSB/A. Additionally, statements concerning future matters are forward-looking statements.

     Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB/A. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB/A. We file reports with the Securities and Exchange Commission ("SEC"). We make available on our website under "Investor Relations/SEC Filings," free of charge, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.wpcs.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

     We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB/A. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

     In June 2003, WPCS entered into a Letter of Intent to acquire Clayborn Contracting Group, Inc. Founded in 1988, Clayborn Contracting is a diversified project services firm that operates primarily on the west coast. As a diverse services engineering company, Clayborn Contracting has designed and installed smart highway systems and substations for state and local municipalities in California. In addition, Clayborn Contracting has performed structured cabling, underground and utility work.

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

We have a history of operating losses

     We incurred a net loss of approximately $381,000 for the year ended April 30, 2003. There can be no assurance that we will achieve or sustain profitability or positive cash flow from operating activities in the future. If we cannot achieve operating profitability or positive cash flow from operating activities, we may not be able to meet our working capital requirements.

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

Significant Transactions and Events

     On May 17, 2002, pursuant to the agreement and plan of merger, Phoenix Star Ventures Inc. ("PSVI"), a publicly held corporation, acquired WPCS Holdings Inc., a Delaware corporation ("Holdings") by issuing 5,500,000 shares of its common stock to shareholders of Holdings in exchange of all the outstanding shares of Holdings. The shareholders of Holdings, after the acquisition, owned the majority of the combined company. Accordingly, the combination has been accounted for as a reverse acquisition, whereby, for accounting purposes, Holdings is the accounting acquirer and PSVI is the accounting acquiree. Concurrently with the acquisition, PSVI, the parent company, changed its name to WPCS International Incorporated ("WPCS" or the "Company").

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

Net (loss) income from operations

     We incurred a net loss of approximately $381,000 for the year ended April 30, 2003, as compared to a net income of $11,000 for the period ended April 30, 2002. We acquired Walker and Invisinet during the third quarter of our fiscal year 2003 resulting in increase in selling, general and administrative expenses.

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

     We used approximately $965,000 in cash from operating activities during the year ended April 30, 2003. This was mainly comprised of a $381,000 net loss for the year ended April 30, 2003, offset by $153,000 in net non-cash charges, a $676,000 net increase in accounts receivables, $10,000 increase in costs and estimated earnings in excess of billings on uncompleted contracts, $100,000 increase in prepaid expenses, offset by a $2,000 decrease in inventory, $27,000 increase in accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts and $20,000 increase in income taxes payable.

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

     In June 2003, WPCS entered into a Letter of Intent to acquire Calyborn Contracting Group, Inc. Founded in 1988, Clayborn Contracting is a diversified project services firm that operates primarily on the west coast. As a diverse services engineering company, Clayborn Contracting has designed and installed smart highway systems and substations for state and local municipalities in California. In addition, Clayborn Contracting has performed structured cabling, underground and utility work. The proposed terms of the acquisition include:

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


                                                           /S/ Leonard Friedman

East Meadow, New York
July 1, 2002

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                           CONSOLIDATED BALANCE SHEET

                                 APRIL 30, 2003




                                 ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                       $  167,547
    Accounts receivable, net of allowance of $11,779                 2,397,236
    Costs and estimated earnings in excess of billings on
      uncompleted contracts                                            408,194
    Inventory                                                           77,775
    Prepaid expenses                                                   143,113
    Deferred tax assets                                                 70,000
                                                                 -------------

         Total current assets                                        3,263,865


PROPERTY AND EQUIPMENT                                                 647,951

CUSTOMER LISTS, net of accumulated
         amortization of $41,000                                       499,000

GOODWILL                                                             5,388,882

OTHER ASSETS                                                            21,528
                                                                 -------------

                         Totals                                    $ 9,821,226
                                                                 =============

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      FORMERLY PHOENIX STAR VENTURES, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             For the period
                                                                                                            November 15, 2001
                                                                                     Year Ended           (date of inception) to
                                                                                       April 30,                April 30,
                                                                                         2003                       2002
                                                                                    -------------              -------------
OPERATING ACTIVITIES:
    Net (loss) income                                                               $ (381,294)                   $ 11,234
    Adjustments to reconcile net (loss) income
     to net cash (used in) provided by operating activities:
    Depreciation and amortization                                                      116,501                       2,570
    Provision for doubtful accounts                                                     38,779                           -
    Gain on disposition of fixed assets                                                 (2,085)                          -
    Changes in operating assets and liabilities, net of acquisitions:
       Accounts receivable                                                            (676,341)                    (91,183)
       Costs and estimated earnings in excess of billings
         on uncompleted contracts                                                      (10,087)                          -
       Inventory                                                                         2,428                      (7,974)
       Prepaid expenses                                                                (99,789)                          -
       Other Assets                                                                        (75)                     (2,242)
       Accounts payable and accrued expenses                                           182,614                      93,866
       Billings in excess of costs and estimated earnings
         on uncompleted contracts                                                     (155,539)                         -
       Income taxes payable                                                             19,550                       5,403
                                                                                    -------------              -------------
    NET CASH (USED IN)/PROVIDED BY OPERATING
        ACTIVITIES                                                                    (965,338)                     11,674
                                                                                    -------------              -------------
    INVESTING ACTIVITIES:
        Proceeds from disposition of fixed assets                                       41,607                           -
        Acquisition of property and equipment                                           (3,065)                    (20,895)
        Proceeds from repayment of note receivable                                     172,514
        Acquisition of businesses, net of cash acquired                               (375,993)                          -
                                                                                    -------------              -------------
    NET CASH USED IN INVESTING ACTIVITIES                                             (164,937)                    (20,895)
                                                                                    -------------              -------------

    FINANCING ACTIVITIES:
       Cash received in reverse acquisition                                              3,257                           -
      Proceeds from advances from officers                                             100,000                      20.743
       Proceeds from sale of preferred stock                                         1,455,000                           -
       Proceeds from issuance of common stock                                                -                       5,000
       Repayment of loans payable, shareholder                                         (20,743)
       Repayment of note payable, bank                                                (200,000)                          -
       Repayment of equipment loans payable                                            (53,169)                          -
       Repayments of capital lease obligations                                          (2,077)                       (968)
                                                                                    -------------              -------------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                                        1,282,268                      24,775
                                                                                    -------------              -------------

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
                                                ==========  ==========

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES (continued)


The actual provisions for income taxes reflected in the consolidated statements of operations for the year ended April 30, 2003, and the period ended April 30, 2002, differ from the amounts computed at the federal statutory tax rates. The principal differences between the statutory income tax expense and the effective provision for income taxes are summarized as follows:

                                                                                                 2003              2002
                                                                                           ---------------     ---------------
          Expected tax benefit at statutory rate (34%)                                      $    (122,000)       $      -
          State and local taxes, net of federal tax benefit                                        19,550           4,350
          Increase in valuation allowance                                                         122,000               -
                                                                                           ---------------     ---------------
                                      Totals                                                $      19,550        $  4,350
                                                                                           ===============     ===============

The tax effects of temporary differences which give rise to deferred tax assets and liabilities at April 30, 2003 is summarized as follows:

      Net operating loss carryforward                                                              54,000
      Deferred tax assets
          Allowance for doubtful accounts                                                       $  26,000
          Federal benefit of deferred state tax liabilities                                        44,000
           Valuation allowance                                                                    (54,000)
                                                                                                ----------

                Net deferred tax assets - current                                                  70,000
                                                                                                ----------

      Deferred tax liabilities
          Sec 481(a) adjustment for cash to accrual basis of accounting
                                                          - current                              (100,000)
                                                          - long term                            (201,000)
           Non-deductible amortization of purchase price
                Inventory - current                                                               (29,000)
                Fixed assets- long term                                                          (111,000)

                Customer lists- long term                                                        (215,000)
                                                                                                ----------



                                              Total                                              (656,000)
                                                                                                ----------

      Net deferred tax liabilities                                                              $(586,000)
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

                                                CORPORATE             WPCS                 WALKER             Total
                                           --------------------  -------------------- -------------------- --------------------
   For the year ended April 30, 2003
   Revenue                                  $        -           $     1,850,300      $     3,572,558       $  5,422,858

   Net (loss) income before income taxes    $         (223,211)  $       (61,185)             (77,348)          (361,744)

   Goodwill                                                      $     1,627,044      $     3,761,838       $  5,388,882

   Total assets                             $          136,963   $     2,753,206      $     6,931,057       $  9,821,226

   Depreciation and amortization            $        -           $        21,543      $        94,958       $    116,501

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

A definitive agreement with respect to acquisition has not been executed to date and there can be no assurance that such acquisition will be completed on the foregoing terms, or at all. The acquisition of Clayborn will provide the Company additional wireless opportunities, expansion of it's customer base, and access to additional project engineers.

On June 25, 2003, (and amended July 24, 2003), the Company offered in a private placement, up to 100 units (the Units) for sale to accredited investors at a price of $25,000 per Unit (the Offering). The Offering is on a "best efforts" basis of a minimum offering of $1,000,000 and a maximum offering of $2,500,000. Each Unit consists of (i) 44,444 shares of the Company's common stock, and (ii) warrants to purchase 44,444 shares of common stock, exercisable for a period of three years at an exercise price of $0.90 per share (the Warrants). The Warrants may be redeemed in whole or in part at the option of the Company, if the closing price of the Company's common stock is at least $1.25 per share on average for 10 consecutive trading days, ending not earlier than 30 days before the Warrants are called for redemption. In connection with the offering, the placement agent was issued warrants to purchases 665,000 shares of the Company's common stock, exercisable for a period of three years, at an exercise price of $0.75 per share. As of July 31, 2003, the Company sold 40 units and received proceeds of $898,000, net of offering expenses.

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

Donald Walker, Executive Vice President

     Mr. Walker has been Executive Vice President since December 2002. Mr. Walker was the founder of Walker Comm, Inc. and its Chief Executive Officer from November 1996 until it's acquisition by WPCS in December 2002. He has over twenty-one years of project management experience and is a Registered Communications Distribution Designer (RCDD). In addition, Mr. Walker is a committee member with the National Electrical Contractors Association (NECA). Mr. Walker began his project engineer career at General Dynamics where he developed his engineering skills while managing large projects and coordinating technical staff.

E.J. von Schaumburg, Executive Vice President

     Mr. von Schaumburg has been Executive Vice President since November 2002. He is responsible for the strategic development of WPCS including major accounts and corporate marketing. From July 2000 until November 2002, Mr. Von Schaumburg was President of Invisinet, Inc. He is a twelve-year veteran of the wireless industry and founding member of the Wireless Ethernet Compatibility Alliance
(WECA). From Februaru 1989 until July 2000, Mr. von Schaumburg worked for eight years as a Business Development Manager for AT&T and three years as a divisional CFO for Lucent Technologies. Mr. von Schaumburg holds a B.S. in Finance from St. Bonaventure University and an M.B.A. from Fairleigh Dickinson University.

Joseph Heater, Chief Financial Officer

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

Contract with Joseph Heater

On July 15, 2003, the Company entered into a three-year employment contract with the Chief Financial Officer. The base salary under the agreement is $120,000 per annum, plus benefits.

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

                                                                                                    (c)
                                    (a)                                                     Number of securities
                          Number of securities to                 (b)                      remaining available
                              be issued upon                 Weighted-average              for future issuance
                                exercise of                  exercise price of         under equity  compensation plans
                           outstanding options,              outstanding options,         excluding securities reflected
   Plan Category            warrants and rights              warrants and rights                in column (a))(1)
--------------------------- ---------------------------    ---------------------------  ---------------------------
Equity
compensation plans
approved by
security holders

Equity
compensation plans
not approved by
security holders (1)            77,000    $                       1.46                          4,923,000

--------------------------- ---------------------------    ---------------------------  ---------------------------
Total                           77,000    $                                                     4,923,000

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


ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the year ended April 30, 2003 and for the period from November 15, 2001 (date of inception) to April 30, 2002, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during that fiscal year were $28,860, and $2,254, respectively.

Audit Related Fees. The Company incurred fees to auditors of $21,918 for audit related fees during the fiscal year ended April 30, 2003.

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

                      WPCS INTERNATIONAL INCORPORATED


                      /s/ ANDREW HIDALGO
                      Andrew Hidalgo,
                      Chief Executive Officer
                      (principal executive officer)


                      /s/ JOSEPH HEATER
                      Joseph Heater,
                      Chief Financial Officer
                      (principal accounting officer)
Date: August 18, 2003

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