Form 10QSB
period 2003-07-31
WPCS INTERNATIONAL INC
filed 2003-09-11
CIK 1086745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended July 31, 2003
                                -----------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 15,691,290 shares issued and outstanding as of September 8, 2003.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES


                                    I N D E X

PART I.       FINANCIAL INFORMATION


              ITEM 1.      Condensed consolidated balance sheets at July 31, 2003
                                    (unaudited) and  April 30, 2003                                         4 - 5

                           Condensed consolidated statements of operations for the three
                                    months ended July 31, 2003 and 2002 (unaudited)                             6

                           Condensed    consolidated statement of shareholders'
                                        equity for the three months ended July
                                        31, 2003 (unaudited)                                                    7

                           Condensed consolidated statements of cash flows for the three
                                    months ended July 31, 2003 and 2002 (unaudited)                         8 - 9

                           Notes to condensed consolidated financial statements (unaudited)               10 - 16


              ITEM 2.      Management's Discussion and Analysis                                           17 - 24

              ITEM 3.      Controls and Procedures                                                             25

PART II.      OTHER INFORMATION

              ITEM 6.      Exhibits and Reports on 8-K                                                         26

                           SIGNATURES                                                                          27

                           CERTIFICATIONS                                                                 28 - 31

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                July 31,              April 30,
                                 ASSETS                                           2003                   2003
                                                                           --------------------    -----------------
                                                                                (UNAUDITED)

CURRENT ASSETS:
    Cash and cash equivalents                                                      $    929,084          $   167,547
    Accounts receivable, net of allowance of $10,679 and
      $11,779 at July 31, 2003 and April 30, 2003, respectively                       3,070,588            2,397,236
    Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                             946,658              408,194
    Inventory                                                                            90,352               77,775
    Prepaid expenses                                                                    196,473              143,113
    Deferred tax assets                                                                  70,000               70,000
                                                                           --------------------    -----------------


         Total current assets                                                         5,303,155            3,263,865


PROPERTY AND EQUIPMENT, NET                                                             612,470              647,951

CUSTOMER LISTS, NET                                                                     472,000              499,000

GOODWILL                                                                              5,538,882            5,388,882

OTHER ASSETS                                                                             22,771               21,528
                                                                           --------------------    -----------------

                Totals                                                             $ 11,949,278          $ 9,821,226
                                                                           ====================    =================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                                                                                      July 31,            April 30,
                   LIABILITIES AND SHAREHOLDERS' EQUITY                                2003                 2003
                                                                                  -----------------   -----------------
                                                                                   (UNAUDITED)
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                            $   1,145,131      $    1,278,443
    Billings in excess of costs and estimated earnings on
       uncompleted contracts                                                             1,407,155             215,819
    Current maturities of capital lease obligations                                          2,294               2,294
    Current maturities of equipment loans payable                                           10,327              21,268
    Note payable, officer                                                                  100,000             100,000
    Due to shareholders                                                                    208,207              58,207
    Income taxes payable                                                                   143,000              23,700
    Deferred income taxes, current portion                                                 129,000             129,000
                                                                                  -----------------   -----------------

          Total current liabilities                                                      3,145,114           1,828,731

     Capital lease obligations, net of current maturities                                    4,056               4,608
     Deferred income taxes, net of current portion                                         434,000             527,000
                                                                                  -----------------   -----------------

            Total Liabilities                                                            3,583,170           2,360,339
                                                                                  -----------------   -----------------

COMMITMENTS

SHAREHOLDERS' EQUITY:
   Preferred Stock - $0.0001 par value, 5,000,000 shares authorized

   Series C Convertible Preferred Stock, 1,000 shares designated, 1,000 shares issued and outstanding at July 31, 2003,
       liquidation preference $1,000,000                                                         -                   -

   Common Stock - $0.0001 par value,
         30,000,000 shares authorized, 14,856,604 and
       13,078,844 shares issued and outstanding at July 31, 2003 and April
       30, 2003, respectively                                                                1,486               1,308
   Additional paid- in capital                                                           9,030,426           8,002,639
   Accumulated deficit                                                                    (665,804)           (543,060)
                                                                                  -----------------   -----------------


           Total shareholders' equity                                                    8,366,108           7,460,887
                                                                                  -----------------   -----------------

            Totals                                                                 $    11,949,278         $ 9,821,226
                                                                                  =================   =================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                               Three Months Ended
                                                                                    July 31,
                                                                            2003                2002
                                                                      -----------------    -----------------
SALES                                                                    $   3,096,483          $   393,124
COST OF SALES                                                                2,029,246              303,177
                                                                      -----------------    -----------------

GROSS PROFIT                                                                 1,067,237               89,947
                                                                      -----------------    -----------------
OPERATING EXPENSES:
    Selling expenses                                                            16,236                5,275
    General and administrative expenses, including
         $129,965 of non-cash compensation expense
         for the three months ended July 31, 2003                            1,069,063              183,789
     Depreciation and amortization                                              63,682                1,543
                                                                      -----------------    -----------------

         Total                                                               1,148,981              190,607
                                                                      -----------------    -----------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                         (81,744)            (100,660)
    Provision for income taxes                                                 (41,000)                   -
                                                                      -----------------    -----------------
NET LOSS                                                                      (122,744)            (100,660)

Imputed dividends accreted on
  Convertible Series B Preferred stock                                               -             (173,000)
                                                                      -----------------    -----------------
NET LOSS ATTRIBUTABLE TO
    COMMON SHAREHOLDERS                                                  $    (122,744)         $  (273,660)
                                                                      =================    =================

Basic net loss per common share                                          $       (0.01)         $     (0.03)
                                                                      =================    =================
Basic weighted average number of
  common shares outstanding                                                 13,252,755            8,400,632
                                                                      =================    =================

         The accompanying notes are an integral part of these condensed consolidated financial statements

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JULY 31, 2003
                                   (UNAUDITED)

                                                                                            ADDITIONAL   ACCUMULATED      TOTAL
                                           PREFERRED STOCK            COMMON STOCK            PAID-IN     DEFICIT     STOCKHOLDERS'
                                         SHARES      AMOUNT       SHARES          AMOUNT      CAPITAL                    EQUITY
                                        ----------- ----------- -----------      ----------- ----------- -----------    -----------
BALANCE MAY 1, 2003                          1,000  $        -  13,078,844       $    1,308  $8,002,639   $ (543,060)   $7,460,887

Issuance of common stock  through
private placement                                -           -   1,777,760       $      178     897,822            -       898,000
Fair value of stock options granted to
nonemployees                                     -           -           -                -     129,965            -       129,965


NET LOSS                                         -           -           -                -           -     (122,744)     (122,744)
                                        ----------- ----------- -----------      ----------- -----------  -----------   -----------
BALANCE, JULY 31, 2003                       1,000  $        -  14,856,604       $    1,486  $9,030,426   $ (665,804)   $8,366,108
                                        =========== =========== ===========      =========== ===========  ===========   ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Three Months Ended
                                                                                               July 31,

                                                                                     2003                   2002
                                                                                --------------          --------------
OPERATING ACTIVITIES:
     Net loss                                                                     $  (122,744)           $   (100,660)
     Adjustments to reconcile net loss
        to net cash used in operating activities:
          Depreciation and amortization                                                63,682                   1,543
          Provision for doubtful accounts                                              (1,100)                      -
          Fair value of stock options granted to non-employees                        129,965                       -
          Deferred income taxes                                                       (93,000)                      -
          Changes in operating assets and liabilities:
                Accounts receivable                                                  (672,252)               (205,541)
                Costs and estimated earnings in excess of billings on
                uncompleted contracts                                                (538,464)                      -
                Inventory                                                             (12,577)                 (3,266)
                Prepaid expenses                                                      (53,360)               (117,500)
                Other assets                                                           (1,243)                      -
                Accounts payable and accrued expenses                                (133,312)                 99,499
                     Billings in excess of costs and estimated earnings on
                      uncompleted contracts                                         1,191,336                       -
                Income taxes payable                                                  119,300                       -
                                                                                --------------          --------------

NET CASH USED IN OPERATING  ACTIVITIES                                               (123,769)               (325,925)
                                                                                --------------          --------------

INVESTING ACTIVITIES:
        Acquisition of property and equipment                                          (1,201)                      -
                                                                                --------------          --------------

NET CASH USED IN INVESTING ACTIVITIES                                                  (1,201)                      -
                                                                                --------------          --------------

FINANCING ACTIVITIES:
     Cash received in reverse acquisition                                                   -                   3,257
      Proceeds from sale of preferred stock                                                 -                 455,000
      Proceeds from issuance of common stock                                          898,000                       -
      Repayment of notes payable-bank                                                       -                  (9,115)
      Repayment of equipment loans payable                                            (10,941)                      -
      Payments of capital lease obligations                                              (552)                   (500)
                                                                                --------------          --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                             886,507                 448,642
                                                                                --------------          --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             761,537                 122,717

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        167,547                  15,554
                                                                                --------------          --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $   929,084            $    138,271
                                                                                ==============          ==============

         The accompanying notes are an integral part of these condensed consolidated financial statements

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                                                                                              (UNAUDITED)

                                                                                          Three Months Ended
                                                                                               July 31,

                                                                                    2003                  2002
                                                                                 ----------             ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
      Cash paid during the period for:
           Interest                                                              $   1,778              $     220
                                                                                 ==========             ==========
         Income taxes                                                            $  22,077              $     190
                                                                                 ==========             ==========


SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Issuance of 64 shares of Series B preferred stock
         as payment of advances from shareholder and
            accounts payable                                                     $       -              $  64,000
                                                                                 ==========             ==========
      Imputed Series B preferred stock dividend attributable to a
            beneficial conversion feature                                        $       -              $ 173,000
                                                                                 ==========             ==========
      Earn-out consideration unpaid relating to an acquisition                   $ 150,000              $       -
                                                                                 ==========             ==========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-QSB and do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2003. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of the management, considered necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods. Operating results for the three month period ended July 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2004.

The accompanying unaudited condensed consolidated financial statements include the accounts of WPCS International Incorporated ("WPCS") and its wholly owned subsidiaries, WPCS Acquisition Corp. (which changed its name to WPCS Incorporated) ("Subsidiary"), Invisinet Inc. ("Invisinet") from November 13, 2002 (date of acquisition) and Walker Comm Inc. ("Walker") from December 30, 2002 (date of acquisition), collectively the "Company". For the three months ended July 31, 2002, the statements of operations, shareholders' equity and cash flows are that of WPCS Holdings, Inc. ("Holdings"), the accounting acquirer of the business of Phoenix Star Ventures, Inc. ("PSVI") as explained below.

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

WPCS is the successor-consolidated entity formed by the merger, on May 17, 2002, of PSVI, a newly formed, wholly owned subsidiary of PSVI and Holdings, a Delaware corporation.

On May 17, 2002, PSVI a publicly held "shell company", became the legal acquirer of Holdings by issuing 5,500,000 shares of its common stock to the shareholders of Holdings in exchange for all of the outstanding common shares of Holdings. The former shareholders of Holdings, immediately after the business combination, owned the majority of the combined companies. Accordingly, the business combination has been accounted for as a reverse acquisition, whereby, for accounting purposes, Holdings is the accounting acquirer and PSVI is the accounting acquiree. The condensed consolidated financial statements of the Company include the accounts of PSVI since its acquisition. The cost of the acquisition approximated the fair value of the net assets of PSVI that were acquired, and accordingly, assets, liabilities and the outstanding preferred stocks of PSVI were initially recorded at historical carrying values.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION-(Continued)

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

NOTE 2 - SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

A summary of selected accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Goodwill

Effective May 1, 2002, the Company adopted Statement of Financial Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. In accordance with the guidelines of this accounting standard, goodwill and indefinite-lived intangible assets are no longer amortized but are assessed for impairment on at least an annual basis. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. SFAS No. 142 requires that goodwill be tested for impairment upon adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of the business acquired (reporting unit)and compare it to the carrying value, including goodwill, of such business (reporting unit). If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step.
The Company determined the fair value of the businesses acquired for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long- term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. On an ongoing basis, the Company expects to perform its annual impairment test during the fourth quarter absent any interim impairment indicators.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

Earnings (Loss) Per Share

Earnings (Loss) per common share is computed pursuant to SFAS No. 128, "Earnings Per Share" ("EPS"). Basic income (loss) per share is computed as net income
(loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock options, restrictive stock awards, warrants and other convertible securities. At July 31, 2003, the Company had 1,000 shares of Series C Convertible Preferred Stock with potential conversion into 1,786,000 shares of the Company's common stock, and 2,638,000 stock options grants outstanding. Diluted EPS is not presented since the effect of the assumed exercise of options and the assumed conversion of the Series C convertible preferred stock would be antidilitive.

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
     Costs and estimated earnings on uncompleted contracts consist of the following at July 31, 2003:

             Costs incurred on uncompleted contracts                              $ 5,625,623
             Estimated contract profit                                              1,644,097
                                                                               ---------------
                                                                                    7,269,720

             Less: billings to date                                                 7,730,217
                                                                               ---------------

                                                                                  $  (460,497)
                                                                               ===============

             Costs and estimated earnings in excess of billings                   $   946,658

             Billings in excess of costs and estimated earnings
               on uncompleted contracts                                            (1,407,155)
                                                                               ---------------
                                                                                  $  (460,497)
                                                                               ===============

NOTE 4 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of Walker, an additional $500,000 is payable to the Walker shareholders, provided Walker achieves certain net profits, to be paid in quarterly distributions equal to 75% of net income. For the three months ended July 31, 2003, an additional $150,000 was payable to the Walker shareholders against this earn-out provision, accordingly, the goodwill was increased by $150,000. At July 31, 2003, the total payable to the Walker shareholders under this earn-out provision was $208,207.

In connection with the acquisition of Walker, the Company assumed a ten-year lease with trusts, of which, certain officers of the Company are the trustees, for a building and land located in Fairfield, California, which is occupied by its Walker subsidiary. For the three months ended July 31, 2003, $14,000 was paid as rent for this lease.

NOTE 5 - STOCK OPTION PLAN

The Company established a nonqualified stock option plan pursuant to which options to acquire a maximum of 5,000,000 shares of the Company's common stock were reserved for grant (the "2002 Plan"). Under the terms of the 2002 Plan, the options, which expire five years after grant, are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. At July 31, 2003, there were 2,362,000 shares available for grant under the 2002 Plan. No options were granted as of July 31, 2002.

The Company applies the intrinsic value method in accounting for its stock-based compensation plan pursuant to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and, accordingly, when the exercise price of an employee stock option granted by the Company is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - STOCK OPTION PLAN ( Continued)

The Company has elected the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment to of FASB Statement 123". Had the Company measured compensation under the fair value based method for stock options granted, the Company's net loss attributable to common shareholders and net loss per share attributable to common shareholders for the three months ended July 31, 2003 would have been as follows:


       Net loss attributable to common shareholders
                     As reported                                    $ (122,744)
                     Pro forma                                      $ (192,990)

       Net loss per share attributable to common shareholders
                    As reported                                     $    (0.01)
                    Pro forma                                       $    (0.01)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes Option pricing model with the following assumptions for the three months ended July 31, 2003: Risk-free interest rate of 2%, dividend yield of 0%, expected life of 5 years and volatility of 71.6%.

NOTE 6 - SHAREHOLDERS' EQUITY

On June 25, 2003, (and amended on July 24, 2003), the Company offered in a private placement, up to 100 units (the Units) for sale to accredited investors at a price of $25,000 per Unit (the Offering). The Offering was on a "best efforts" basis of a minimum offering of $1,000,000 and a maximum offering of $2,500,000. Each Unit consists of (i) 44,444 shares of the Company's common stock, and (ii) warrants to purchase 44,444 shares of common stock, exercisable for a period of three years at an exercise price of $0.90 per share (the Warrants). The Warrants may be redeemed in whole or in part at the option of the Company, if the closing price of the Company's common stock is at least $1.25 per share on average for 10 consecutive trading days, ending not earlier than 30 days before the Warrants are called for redemption. In connection with the offering, the placement agent was issued warrants to purchase 665,000 shares of the Company's common stock, exercisable for a period of three years, at an exercise price of $0.75 per share. Through July 31, 2003, the Company sold 40 Units and received proceeds of $898,000, net of placement agents commission from the Offering and issued 1,777,760 shares.

On May 1, 2003 and May 27, 2003, the Company granted options to purchase 1,350,000 shares of its common stock to certain consultants. The options have exercise prices ranging from $0.45 to $1.50. Of this, 50,000 options expire on May 1, 2005 and the remaining 1,300,000 options expire on May 27, 2004. The Company has valued these options and recorded $129,965 of expense for the three months ended July 31, 2003.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED)

NOTE 7 - SEGMENT REPORTING

The Company's reportable segments are determined based upon the nature of the products and services, the external customers and customer industries and the sales and distribution methods used to market the products. The Company has two reportable segments: WPCS and Walker. WPCS includes WPCS Incorporated and Invisinet, which provides wireless solutions. Walker is in the business of structured cabling. The Company evaluates performance based upon profit or loss from operations. Segment reporting commenced after the Company acquired Walker in December 2002. Prior to that date, the Company operated as only one segment. Segment results for the three months ending July 31, 2003 are as follows:

                                                 CORPORATE           WPCS               WALKER           Total

   Sales                                    $           -          $   620,589    $ 2,475,894     $  3,096,483

   Net (loss) income before income taxes    $    (215,890)         $   (14,401)       148,547          (81,744)

   Goodwill                                                        $ 1,627,044    $ 3,911,838     $  5,538,882

   Total assets                             $     955,898          $ 3,694,575    $ 7,298,805     $ 11,949,278

NOTE 10 - SUBSEQUENT EVENTS

On August 13, 2003, all 1,000 Series C Preferred shares were converted into 1,786,000 shares of the Company's common stock.

On August 22, 2003, the Company entered into an agreement and completed a merger with Clayborn Contracting Group, Inc, a California corporation ("Clayborn"). The Company acquired all of the issued and outstanding shares of Clayborn in exchange for $900,000 cash consideration and 826,446 newly issued shares of the Company's common stock with a fair value of approximately $868,000 based on the average value of the Company's common stock as of a few days before and after the merger terms were agreed to and announced. An additional $1,100,000 is payable by the delivery to the Clayborn shareholders of 50% of the post tax profits of Clayborn, payable in quarterly distributions, which would increase the purchase price. Based on the historical net assets acquired from Clayborn of approximately $1,007,000, the Company preliminarily expects to recognize goodwill of approximately $760,000. Upon completion of a formal purchase price allocation there may be a decrease in the amount assigned to goodwill and a corresponding increase in tangible or intangible assets. The acquisition of Clayborn will provide the Company additional wireless opportunities, expansion of the current customer base, and access to additional project engineers.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

NOTE 10 - SUBSEQUENT EVENTS( Continued)

Through September 5, 2003, the Company sold the remaining 60 Units in connection with the Offering, received additional proceeds of $1,347,500, net of placement agents commission from the Offering and issued 2,666,640 shares of its common stock.

Item 2. Management's Discussion and Analysis

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, expected market demand for the Company's products, fluctuations in pricing for products distributed by the Company and products offered by competitors, as well as general conditions of the telecommunications marketplace.

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

Significant Transactions and Events

          On May 17, 2002, pursuant to the agreement and plan of merger, Phoenix Star Ventures Inc. ("PSVI"), a publicly held corporation, acquired WPCS Holdings Inc., a Delaware corporation ("Holdings") by issuing 5,500,000 shares of its common stock to shareholders of Holdings in exchange of all the outstanding shares of Holdings. The shareholders of Holdings, after the acquisition, owned the majority of the combined company. Accordingly, the combination has been accounted for as a reverse acquisition, whereby, for accounting purposes, Holdings is the accounting acquirer and PSVI is the accounting acquiree. Concurrently with the acquisition, PSVI, the parent company, changed its name to WPCS International Incorporated ("WPCS" or the Company).

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

On December 30, 2002, the Company through its wholly owned subsidiary Walker Comm Merger Corp. ("Subsidiary") acquired all of the outstanding common stock of Walker Comm, Inc. ("Walker"). The aggregate consideration paid by the Company for the entire equity interest in Walker was approximately $5,113,000. As a result of and at the effective time of the merger, all of the issued and outstanding shares of common stock, par value $1.00 per share, of Walker were exchanged for aggregate merger consideration consisting of $500,000 in cash and the common stock of the Company with a value of approximately $4,574,000, or 2,486,000 shares valued at $1.84 per share based on the average value of the Company's common stock as of a few days before and after the merger was announced. Based on the net assets acquired of Walker, the Company recognized goodwill of approximately $3,762,000. Subsequently on that date, the Subsidiary was merged with and into Walker, with Walker being the surviving corporation. Walker then became a wholly owned subsidiary of WPCS.

Results of Operations

        WPCS started its operations in December of 2001. The Company did not record any significant sales and operations for the three months ended July 31, 2002. Therefore, for the purpose of discussion of results of operations, limited comparison is made to operations for those periods. The Company has two reportable segments, Walker and WPCS. WPCS includes WPCS Incorporated and Invisinet. Walker is a full service contractor specializing in the engineering and installation of fiber optics, voice and data cabling, audio/visual systems, and networking. WPCS specializes in WiFi deployment for indoor wireless connectivity, mobile wireless connectivity and fixed wireless deployment. Results for the Walker and WPCS segments are discussed as follows.

THREE MONTHS ENDED JULY 31, 2003 AND JULY 31, 2002

Sales
        Net sales for the three months ended July 31, 2003 were approximately $3,096,000, as compared to $393,000 in the three months ended July 31, 2002. The increase in sales during the quarter ended July 31, 2003, compared to the same period in 2002 is a result of the acquisitions of Invisinet and Walker, which accounted for $3,049,000 of the total sales for the quarter.

        Total sales from the Walker segment for the three months ended July 31, 2003 was approximately $2,476,000, or approximately 80% of total sales. WPCS segment sales for the three months ended July 31, 2003 was approximately $620,000 or 20% of total sales for the quarter.

Gross Profits

         In the case of the WPCS segment, cost of sales consists of component and material costs and direct labor cost payments to third party sub-contractors for its installation. For the Walker segment, cost of sales consists of direct costs on contract, including materials, labor, and other overhead costs. The Company's gross profit margin varies from job to job. For the three months ended July 31, 2003, the Company's gross profits were approximately $1,067,000, reflecting a gross profit margin of 34.5%. For the three months ended July 31, 2002, gross profit was approximately $89,000, resulting in a gross profit margin was 22.9%. The increase in total Company gross profit margin is due to the increase in project service business relative to the product revenues, as a result of the acquisitions of Invisinet and Walker.

         The Walker segment gross profit for the three months ended July 31, 2003 was approximately $882,000, reflecting a gross profit margin of 35.6%. WPCS segment gross profit for the three months ended July 31, 2003 was approximately $185,000, resulting in a gross profit margin of 29.8%.

Selling expenses

         Selling expenses include expenses incurred for marketing and promotional activities. For the three months ended July 31, 2003, and 2002, total selling expenses were $16,000 and $5,000, respectively. We expect selling expenses to increase in the near future as we start to market our products and services in expanded markets.

General and administrative expenses

         For the three months ended July 31, 2003, total general and administrative expenses were $1,069,000, or 34.5% of total sales. Included in general and administrative expenses are $354,000 for salaries, commissions, and payroll taxes and $197,000 in professional fees. Walker employs union employees for whom it paid $227,000 in union benefits. Insurance costs were $129,000 and rent for office facilities was $48,000. Other general and administrative expenses totaled $114,000.

         For the three months ended July 31, 2002, general and administrative expenses were $184,000 or 46.8% of sales. Included in the general and administrative expenses are $64,000 for salaries, commissions and payroll taxes and $96,000 in professional fees. Rent for our office facilities amounted to $8,000. Other general and administrative expenses totaled $16,000.

Net loss

          We incurred a net loss of approximately $123,000 for the three months ended July 31, 2003. The net loss for the quarter ended July 31, 2003 included a non-cash charge of approximately $130,000 for the excess of fair value of stock options granted to certain consultants over their exercise price, to purchase 1,350,000 shares of the Company's common stock. In accordance with SFAS No. 123, stock options granted to non-employees are required to be expensed based on the fair value of the equity instruments or fair value of the consideration received. The net loss also included income tax expense of $41,000 to provide for state income taxes and certain book-to-tax income permanent differences.

          We incurred a net loss attributable to common shareholders of approximately $274,000 for the three months ended July 31, 2002, which included a non-cash charge of $173,000 for imputed dividends on preferred stock.

Liquidity and capital resources

         At July 31, 2003, we had working capital of $2,158,000, which consisted of current assets of approximately $5,303,000 and current liabilities of $3,145,000. Current assets included $929,000 in cash, $4,017,000 in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, $90,000 in inventories, $197,000 in prepaid expenses, and $70,000 in deferred tax assets. Current liabilities included $2,552,000 in accounts payable, accrued expenses and billings in excess of costs and estimated earnings on uncompleted contracts, $100,000 payable to an officer of the Company, $208,000 payable to shareholders of the Company, $143,000 income taxes payable, $129,000 in current portion of deferred income taxes, and $13,000 in other current liabilities.

         We utilized $124,000 in cash from operating activities during the three months ended July 31, 2003. This was mainly comprised of a $123,000 net loss for the quarter, offset by $100,000 in net non-cash charges, a $672,000 net increase in accounts receivable, $538,000 increase in costs and estimated earnings in excess of billings on uncompleted contracts, $133,000 decrease in accounts payable and accrued expenses, $1,191,000 increase in billings in excess of costs and estimated earnings on uncompleted contracts, $119,000 increase in income taxes payable and a $67,000 net increase in other current assets and liabilities.

          The Company's financing activities generated cash of $887,000 during the three months ended July 31, 2003. This was comprised primarily of net proceeds of $898,000 received from the sale of the Company's common stock in a private placement. On June 25, 2003, (and amended on July 24, 2003), the Company offered in a private placement memorandum, up to 100 units (the Units) for sale to accredited investors at a price of $25,000 per Unit (the Offering). The Offering was on a "best efforts" basis of a minimum offering of $1,000,000 and a maximum offering of $2,500,000. Each Unit consists of (i) 44,444 shares of the Company's common stock, and (ii) warrants to purchase 44,444 shares of common stock, exercisable for a period of three years at an exercise price of $0.90 per share (the Warrants). The Warrants may be redeemed in whole or in part at the option of the Company, if the closing price of the Company's common stock is at least $1.25 per share on average for 10 consecutive trading days, ending not earlier than 30 days before the Warrants are called for redemption. Through September 5, 2003, the Company sold the remaining 60 Units in connection with the Offering, and received additional proceeds of $1,347,500, net of placement agent's commission from the Offering. In connection with the offering, the placement agent was issued warrants to purchases 665,000 shares of the Company's common stock at an exercise price of $0.75 per share.

                    On August 22, 2003, the Company entered into an agreement and completed a merger with Clayborn Contracting Group, Inc., a California corporation ("Clayborn"). The Company acquired all of the issued and outstanding shares of Clayborn in exchange for $900,000 cash consideration and 826,446 newly issued shares of the Company's common stock with a fair value of approximately $868,000 based on the average value of the Company's common stock as of a few days before and after the merger terms were agreed to and announced. An additional $1,100,000 is payable by the delivery to the Clayborn shareholders of 50% of the post tax profits of Clayborn, payable in quarterly distributions, which would increase the purchase price. Based on the historical net assets acquired from Clayborn of approximately $1,007,000, the Company preliminarily expects to recognize goodwill of approximately $760,000. Upon completion of a formal purchase price allocation there may be a decrease in the amount assigned to goodwill and a corresponding increase in tangible or intangible assets. The acquisition of Clayborn will provide the Company additional wireless opportunities, expansion of the current customer base, and access to additional project engineers.

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

ITEM 3. CONTROLS AND PROCEDURES

                  Evaluation of disclosures. The Chief Executive Officer and the Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company's system of disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of July 31, 2003. As a result of that evaluation, they have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect the Company's internal controls subsequent to the date of our evaluation. There were no discoveries of any significant deficiencies or material weaknesses in such controls that would require the Company to take corrective actions.

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

         From time to time the Company is subject to litigation incidental to its business. Such claims, if successful, could exceed applicable insurance coverage. The Company is not currently a party to any material legal proceedings.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

           During the quarter ended July 31, 2003, the Company sold an aggregate of 40 units in a private placement conducted pursuant to Rule 506 of Regulation D, for aggregate proceeds of $1,000,000. Each Unit consists of (i) 44,444 shares of the Company's common stock, and (ii) warrants to purchase 44,444 shares of common stock, exercisable for a period of three years at an exercise price of $0.90 per share. The Warrants may be redeemed in whole or in part at the option of the Company, if the closing price of the Company's common stock is at least $1.25 per share on average for 10 consecutive trading days, ending not earlier than 30 days before the Warrants are called for redemption. In connection with the sale of the 40 units, the placement agent was issued warrants to purchases 266,000 shares of the Company's common stock at an exercise price of $0.75 per share.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

Item 5. OTHER INFORMATION.

             Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.
         (a) Exhibits.

                31.1 - Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

                31.2 - Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

                32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

                32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

         (b) Reports on Form 8-K.

                Report on Form 8-K, dated August 20, 2003

                Report on Form 8-K, dated August 29, 2003

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            WPCS INTERNATIONAL INCORPORATED


Date: September 10, 2003                    By: /s/ JOSEPH HEATER
                                               ------------------
                                               Joseph Heater
                                               Chief Financial Officer