Form 10QSB
period 2003-10-31
WPCS INTERNATIONAL INC
filed 2003-12-15
CIK 1086745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                 For the quarterly period ended October 31, 2003
                                -----------------

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

      State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 20,135,690 shares issued and outstanding as of December 8, 2003.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES




                                    I N D E X


PART I.       FINANCIAL INFORMATION

              ITEM 1.      Condensed consolidated balance sheets at October 31, 2003
                                    (unaudited) and  April 30, 2003                                            4 - 5

                           Condensed consolidated statements of operations for the three
                                    and six months ended October 31, 2003 and 2002 (unaudited)                     6

                           Condensed consolidated statement of shareholders' equity for the six
                                        months ended October 31, 2003 (unaudited)                                  7

                           Condensed consolidated statements of cash flows for the six
                                    months ended October 31, 2003 and 2002 (unaudited)                           8-9

                           Notes to condensed consolidated financial statements                               10- 18


              ITEM 2.      Management's Discussion and Analysis                                               19- 29

              ITEM 3.      Controls and Procedures                                                                30

PART II.      OTHER INFORMATION

              ITEM 6.      Exhibits and Reports on 8-K                                                            31

                           SIGNATURES                                                                             32

                           CERTIFICATIONS                                                                    33 - 36

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   October 31,       April 30,
                                 ASSETS                               2003             2003
                                                                   --------------- ---------------
                                                                     (UNAUDITED)

CURRENT ASSETS:
    Cash and cash equivalents ....................................   $ 1,228,964   $   167,547
    Accounts receivable, net of allowance of $16,696 and
      $11,779 at October 31, 2003 and April 30, 2003, respectively     5,425,705     2,397,236
    Costs and estimated earnings in excess of billings on
      uncompleted contracts ......................................       835,613       408,194
    Inventory ....................................................        94,248        77,775
    Prepaid expenses .............................................       206,538       143,113
    Income taxes receivable ......................................       104,765          --
    Deferred tax assets ..........................................        50,000        70,000
                                                                   --------------- ---------------

         Total current assets ....................................     7,945,833     3,263,865


PROPERTY AND EQUIPMENT ...........................................       934,299       647,951

CUSTOMER LISTS ...................................................       445,000       499,000

GOODWILL .........................................................     7,771,633     5,388,882

OTHER ASSETS .....................................................        74,030        21,528
                                                                   --------------- ---------------
                Totals ...........................................   $17,170,795   $ 9,821,226
                                                                   =============== ===============

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES



                                                                          October 31,        April 30,
                   LIABILITIES AND SHAREHOLDERS' EQUITY                      2003              2003
                                                                         --------------   --------------
                                                                           (UNAUDITED)
CURRENT LIABILITIES:
    Accounts payable and accrued expenses .............................   $  2,841,356    $  1,278,443
    Billings in excess of costs and estimated earnings on
       uncompleted contracts ..........................................      1,283,471         215,819
    Current maturities of capital lease obligations ...................          2,294           2,294
    Current maturities of equipment loans payable .....................         20,946          21,268
    Note payable, officer .............................................        100,000         100,000
    Due to shareholders ...............................................      1,423,415          58,207
    Income taxes payable ..............................................        219,500          23,700
    Deferred income taxes, current portion ............................        196,100         129,000
                                                                         --------------   --------------
          Total current liabilities ...................................      6,087,082       1,828,731

     Capital lease obligations, net of current maturities .............          3,489           4,608
     Equipment loans payable, net of current maturities ...............         41,166            --
     Deferred income taxes, net of current portion ....................        427,700         527,000
                                                                         --------------   --------------
            Total Liabilities .........................................      6,559,437       2,360,339
                                                                         --------------   --------------
COMMITMENTS

SHAREHOLDERS' EQUITY:
   Preferred Stock - $0.0001 par value, 5,000,000 shares authorized



   Common Stock - $0.0001 par value,
         30,000,000 shares authorized, 20,135,690 and
       13,078,844 shares issued and outstanding at October 31, 2003 and
       April 30, 2003, respectively ...................................          2,015           1,308
   Additional paid- in capital ........................................     11,264,146       8,002,639
   Accumulated deficit ................................................       (654,803)       (543,060)
                                                                         --------------   --------------

           Total shareholders' equity .................................     10,611,358       7,460,887
                                                                         --------------   --------------
            Totals ....................................................   $ 17,170,795    $  9,821,226
                                                                         ==============   ==============

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Three Months Ended                      Six Months Ended
                                                                   October 31,                            October 31,
                                                                 2003              2002              2003                2002
                                                         ------------------- --------------- -------------------- -----------------
SALES                                                          $  6,225,834     $   213,359        $   9,322,317        $  606,482

COST OF SALES (exclusive of depreciation shown
                separately below)                                 4,610,888         170,919            6,640,134           474,096
                                                         ------------------- --------------- -------------------- -----------------
GROSS PROFIT                                                      1,614,946          42,440            2,682,183           132,386
                                                         ------------------- --------------- -------------------- -----------------
OPERATING EXPENSES:
     Selling expenses                                                13,067           1,743               29,303             7,017

     General and administrative expenses, including
        $57,655 and $129,965 of non-cash
        compensation expense for the three and six
        months ended October 31, 2003, respectively               1,426,688         205,941            2,495,751           389,729

     Provision for doubtful accounts                                 23,658          26,285               23,658            26,285

     Depreciation and amortization                                   90,532           1,542              154,214             3,085
                                                         ------------------- --------------- -------------------- -----------------
                           Total                                  1,553,945         235,511            2,702,926           426,116



EARNINGS (LOSS) BEFORE PROVISION FOR
    INCOME TAXES                                                     61,001        (193,071)             (20,743)         (293,730)

Provision for income taxes                                          (50,000)        (41,000)             (91,000)                -
                                                         ------------------- --------------- -------------------- -----------------
NET INCOME (LOSS)                                                    11,001        (234,071)            (111,743)         (293,730)

Imputed dividends accreted on
Convertible Series B Preferred stock                                      -               -                    -          (173,000)

NET INCOME (LOSS) ATTRIBUTABLE TO
    COMMON SHAREHOLDERS                                          $   11,001     $  (234,071)          $ (111,743)      $  (466,730)
                                                         =================== =============== ==================== =================

Basic net income (loss) per common share                            $  0.00     $     (0.03)          $    (0.01)       $    (0.05)
                                                         =================== =============== ==================== =================
Fully diluted net income per common share                           $  0.00               -                    -                 -
                                                         =================== =============== ==================== =================
Basic weighted average number of
  common shares outstanding                                      19,332,911       9,025,632           16,292,833         8,689,620
                                                         =================== =============== ==================== =================
Fully diluted weighted average number of
   common shares outstanding                                     22,160,779       9,025,632           16,292,833         8,689,620
                                                         =================== =============== ==================== =================

 The accompanying notes are an integral part of these condensed consolidated financial statements

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2003
                                   (UNAUDITED)

                                                                                        ADDITIONAL     ACCUMULATED         TOTAL
                                       PREFERRED STOCK          COMMON STOCK             PAID-IN      (DEFICIT)/       SHAREHOLDERS'
                                      SHARES      AMOUNT    SHARES         AMOUNT         CAPITAL      EARNINGS           EQUITY
                                     --------   ---------  ----------     ----------   ------------    -----------     -------------
BALANCE MAY 1, 2003                    1,000      $  -     13,078,844      $  1,308     $8,002,639      $(543,060)       $7,460,887

Conversion of Series C Preferred
  Stock to common stock               (1,000)        -      1,786,000           179           (179)             -                 -
Issuance of common stock  through
private placement                          -         -      4,444,400           445      2,206,381              -         2,206,826
Issuance of common stock,
Acquisition of Clayborn Contracting
Group, Inc.                                -         -        826,446            83        867,685              -           867,768
Fair value of stock options granted to
nonemployees                               -         -              -             -        187,620              -           187,620


NET LOSS                                   -         -              -             -              -       (111,743)         (111,743)
                                     --------   ---------  ----------     ----------   ------------    -----------     -------------

BALANCE, OCTOBER 31, 2003                  -       $ -     20,135,690      $  2,015    $11,264,146     $ (654,803)     $ 10,611,358
                                     ========   =========  ==========     ==========   ============    ===========     =============

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Six Months Ended
                                                                                  October 31,
                                                                                ----------------
                                                                              2003            2002
                                                                           ------------   ------------
OPERATING ACTIVITIES:
     Net loss ..........................................................   $  (111,743)   $  (293,730)
     Adjustments to reconcile net loss
        to net cash used in operating activities:
          Depreciation and amortization ................................       154,214          3,085
          Provision for doubtful accounts ..............................        23,658         26,285
              Fair value of stock options granted to non-employees .....       187,620           --
              Deferred income taxes ....................................      (146,000)
       Changes in operating assets and liabilities, net of acquisitions:
              Accounts receivable ......................................    (2,476,322)       (66,068)
             Costs and estimated earnings in excess of billings on
                       uncompleted contracts ...........................      (195,857)          --
              Inventory ................................................       (16,473)         2,331
              Prepaid expenses .........................................       (16,854)        (2,559)
              Deferred tax asset .......................................        20,000
              Other assets .............................................        (1,404)          --
              Accounts payable and accrued expenses ....................     1,220,892        (42,792)
             Billings in excess of costs and estimated earnings on
                      uncompleted contracts ............................     1,058,783           --
              Income taxes payable .....................................       195,800           --
                                                                           ------------   ------------
NET CASH USED IN OPERATING ACTIVITIES ..................................      (103,686)      (373,448)
                                                                           ------------   ------------
INVESTING ACTIVITIES:
        Acquisition of property and equipment ..........................       (16,383)          --
        Acquisition of Clayborn, net of cash received ..................      (810,933)
        Acquisition earn-out and other transaction costs ...............       (69,521)          --
                                                                           ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES ..................................      (896,837)          --
                                                                           ------------   ------------
FINANCING ACTIVITIES:
     Cash received in reverse acquisition ..............................          --            3,257
      Repayment of advances to shareholders ............................          --          (20,743)
      Proceeds from sale of preferred stock ............................          --          455,000
      Proceeds from issuance of common stock ...........................     2,206,826           --
      Repayment of equipment loans payable .............................      (143,767)
      Payments of capital lease obligations ............................        (1,119)        (1,014)
                                                                           ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..............................     2,061,940        436,500
                                                                           ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS ..............................     1,061,417         63,052

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........................       167,547         15,554
                                                                           ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................   $ 1,228,964    $    78,606
                                                                           ============   ============

 The accompanying notes are an integral part of these condensed consolidated financial statements

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                                   (UNAUDITED)

                                                                       Six Months Ended
                                                                           October 31,
                                                                       -----------------
                                                                       2003           2002
                                                                    -----------  -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
      Cash paid during the period for:
           Interest .............................................   $    9,452   $      220
                                                                    ===========  ===========
         Income taxes ...........................................   $   24,858   $      190
                                                                    ===========  ===========

SCHEDULE OF NON-CASH INVESTING AND FINANCING ....................
     ACTIVITIES:
      Issuance of 64 shares of Series B preferred stock
         as payment of advances from shareholder and
            accounts payable ....................................   $     --     $   64,000
                                                                    ===========  ===========
      Imputed Series B preferred stock dividend attributable to a
            beneficial conversion feature .......................   $     --     $  173,000
                                                                    ===========  ===========
      Conversion of Series C preferred stock to common stock ....   $      179   $     --
                                                                    ===========  ===========
      Issuance of common stock in connection with acquisition
            of Clayborn .........................................   $  867,768   $     --
                                                                    ===========  ===========
      Earn-out consideration unpaid relating to acquisitions ....   $1,423,415   $     --
                                                                    ===========  ===========

 The accompanying notes are an integral part of these condensed consolidated financial statements

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-QSB and do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2003. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of the management, considered necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods. Operating results for the three and six month periods ended October 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2004. Certain reclassifications have been made to prior period financial statements to conform to the current presentation.

The accompanying unaudited condensed consolidated financial statements include the accounts of WPCS International Incorporated ("WPCS") and its wholly- owned subsidiaries, WPCS Incorporated , Invisinet Inc. ("Invisinet") from November 13, 2002 (date of acquisition), Walker Comm Inc. ("Walker") from December 30, 2002 (date of acquisition), and Clayborn Contracting Group, Inc. from August 22, 2003 ( date of acquisition) collectively the "Company". For the three months ended October 31, 2002, the statement of operations, shareholders' equity and cash flows are that of WPCS Holdings, Inc. ("Holdings"), the accounting acquirer of the business of Phoenix Star Ventures, Inc. ("PSVI") as explained below.

The Company is a project engineering company that focuses on the implementation requirements of specialty communication systems, wireless fidelity (WiFi) deployment and fixed wireless deployment. The Company provides a range of specialty communications services including project management, site design, structured cabling, product integration, network security, and technical support.

On May 17, 2002, PSVI a publicly held "shell company", became the legal acquirer of Holdings by issuing 5,500,000 shares of its common stock to the shareholders of Holdings in exchange for all of the outstanding common shares of Holdings. The former shareholders of Holdings, immediately after the business combination, owned the majority of the combined companies. Accordingly, the business combination has been accounted for as a reverse acquisition, whereby, for accounting purposes, Holdings is the accounting acquirer and PSVI is the accounting acquiree. The consolidated financial statements of the Company include the accounts of PSVI since its acquisition. The cost of the acquisition approximated the fair value of the net assets of PSVI that were acquired and, accordingly, assets, liabilities and the outstanding preferred stocks of PSVI were initially recorded at historical carrying values.

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

On November 13, 2002, the Company acquired all of the outstanding shares of Invisinet from its shareholders in exchange for an aggregate of 1,000,000 newly issued shares of the Company's common stock. An additional 150,000 shares of the Company's common stock were to be issued to a shareholder, provided Invisinet achieved certain financial targets over a two year period beginning on the first anniversary date of the merger. On May 27, 2003, the Company and the shareholder mutually agreed to cancel the issuance of bonus shares, and in exchange, issued options to purchase 300,000 shares of the Company's common stock

On December 30, 2002, the Company acquired all of the outstanding shares of Walker in exchange for an aggregate of 2,486,000 newly issued shares of the Company's common stock and $500,000 cash consideration. An additional $500,000 is payable contingent upon Walker achieving certain net profits, to be paid in quarterly distributions equal to 75% of net income, which would increase the purchase price. Through October 31, 2003, $381,622 has been charged to goodwill relating to this earn-out provision.

On August 22, 2003, the Company acquired all of the outstanding shares of Clayborn in exchange for an aggregate of 826,446 newly issued shares of the Company's common stock and $900,000 cash consideration. An additional $1,100,000 is due by September 30, 2007, payable in quarterly distributions, by payment to the Clayborn shareholders of 50% of the quarterly post-tax profits of Clayborn.

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 2 - SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (Continued) The Company determined the fair value of the businesses acquired for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long- term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. On an ongoing basis, the Company expects to perform its annual impairment test during the fourth quarter absent any interim impairment indicators.

A summary of the activity in the Goodwill account fo the six months ended October 31, 2003 is as follows:

    Beginning balance, May 1, 2003                              $5, 388,882

    Clayborn acquisition                                          2,048,022
    Walker earn out provision                                       323,415
    Transaction costs                                                11,314
                                                      ------------------------
    Ending balance, October 31, 2003                             $7,771,633
                                                      ========================

Revenue recognition

The Company generates its revenue by providing project engineering and deployment services for specialty communications systems, including wireless fidelity (WiFi) and fixed wireless systems. These projects may require the integration of multiple communication components and engineering services in order to complete the customer's requirements.

The Company records profits on these projects on a percentage-of-completion basis on the cost-to-cost method. Contracts in process are valued at cost plus accrued profits less earned revenues and progress payments on uncompleted contracts. Contracts are generally considered substantially complete when engineering is completed and/or site construction is completed. The Company includes in operations pass-through revenue and costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs, when the Company determines that it is responsible for the engineering specification, procurement and management of such cost components on behalf of the customer. No allowance for returns is provided for in revenue, as returns are immaterial to total revenues. Returns are recorded as a reduction in revenue and cost of sales at the time of the return.

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

Earnings (Loss) Per Share Earnings (Loss) per common share is computed pursuant to SFAS No. 128, "Earnings Per Share" ("EPS"). Basic income (loss) per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock options and warrants. At October 31, 2003, the Company had 8,089,375 stock options and warrants outstanding. For the three months ended October 31, 2003, 225,000 stock options were not included in the computation of fully diluted earnings per share, because the stock options exercise price exceeded the average market price of the common stock and, therefore, the effect would be antidilutive. The remaining 7,864,375 stock options and warrants were included in fully diluted earnings per share, which assumed a conversion of dilutive stock options and warrants totaling 2,827,868.

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

NOTE 3- ACQUISITION
On August 22, 2003, the Company completed a merger with Clayborn Contracting Group, Inc, a California corporation ("Clayborn"). The acquisition of Clayborn gives the Company expertise in engineering and deployment services for specialty communications and additional wireless opportunities to pursue.

The aggregate consideration paid by the Company for Clayborn was approximately $2,919,000. The Company acquired all of the issued and outstanding shares of Clayborn in exchange for $900,000 cash consideration and $45,000 of transaction costs, and 826,446 newly issued shares of the Company's common stock with a fair value of approximately $868,000 based on the average value of the Company's common stock as of a few days before and after the merger terms were agreed to and announced. An additional $1,100,000 is due by September 30, 2007, payable in quarterly distributions, by payment to the Clayborn shareholders of 50% of the quarterly post tax profits of Clayborn. Based on the preliminary information currently available, the acquisition resulted in goodwill of approximately $2,048,000. Upon completion of a formal purchase price allocation there may be a decrease in the amount assigned to goodwill and a corresponding increase in tangible or other intangible assets.

The acquisition of Clayborn was accounted for under the purchase accounting method of accounting in accordance with SFAS No. 141, "Business Combinations." Under the purchase method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill and (or) other intangible assets are recorded to the extent the merger consideration, including certain acquisition and closing costs, exceeds the fair value of the net identifiable assets acquired at the date of the merger.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The preliminary purchase price allocation has been calculated as follows:
      Assets purchased:
          Cash                                                    $  134,218
          Accounts receivable                                        575,804
          Costs in excess of billings                                231,562
          Income taxes receivable                                    104,765
          Fixed assets                                               370,180
          Other assets                                                97,669
          Goodwill                                                 2,048,022
                                                            -----------------
                                                                   3,562,220
                                                            -----------------

      Liabilities assumed:
          Accounts payable                                          (294,992)
          Accrued expenses                                           (55,898)
          Notes payable                                             (184,611)
          Deferred tax liability                                    (113,800)
                                                            -----------------
                                                                    (649,301)
                                                            -----------------
      Purchase price                                             $ 2,912,919
                                                            =================

The following unaudited pro forma financial information presents the combined results of operations of the Company and Clayborn, as if the acquisition had occurred on May 1, 2003 and 2002, after giving effect to certain adjustments, including the issuance of the Company's common stock to Clayborn as part of the purchase price. The pro forma financial information does not necessary reflect the results of operations that would have occurred had the Company and Clayborn been a single entity during this period.

                                                                       Three months ended               Six months ended
                                                                          October 31                        October 31
                                                                      2003            2002             2003             2002
                                                                  -----------    ----------       ------------      ------------
    Sales                                                         $ 6,636,059    $2,220,696       $ 10,855,296       $6,666,187

    Net loss attributable to common shareholders                  $  (101,549)   $ (341,169)      $   (240,051)      $ (326,497)

    Weighted average number of shares used in calculation
    of basic earnings per share                                    20,159,357     9,852,078         17,119,279        9,516,066

    Basic net loss per share                                      $     (0.01)   $    (0.03)      $      (0.01)      $    (0.03)

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
     Costs and estimated earnings on uncompleted contracts consist of the following at October 31, 2003:

             Costs incurred on uncompleted contracts                                 $ 10,212,689
             Estimated contract profit                                                  2,862,588
                                                                                   ---------------
                                                                                       13,075,277
             Less: billings to date                                                    13,523,135
                                                                                   ---------------

                                Net billings in excess                                $(  447,858)
                                                                                   ===============


             Costs and estimated earnings in excess of billings                       $   835,613

             Billings in excess of costs and estimated earnings
               on uncompleted contracts                                                (1,283,471)
                                                                                   ---------------

                                        Net billings in excess                        $ ( 447,858)
                                                                                   ===============

NOTE 5 - RELATED PARTY TRANSACTIONS
In connection with the acquisition of Walker, an additional $500,000 is payable to the Walker shareholders, provided Walker achieves certain net profits, to be paid in quarterly distributions equal to 75% of net income. For the three months ended October 31, 2003, an additional $173,415 was payable to the Walker shareholders against this earn-out provision, accordingly, the goodwill was increased by $173,415. At October 31, 2003, the total payable to the Walker shareholders under this earn-out provision was $323,415.

In connection with the acquisition of Walker, certain officers of the Company are the trustees for a building and land located in Fairfield, California, which is occupied by its Walker subsidiary. For the six months ended October 31, 2003, $28,000 was paid as rent for this lease.

In connection with the acquisition of Clayborn, an additional $1,100,000 is due by September 30, 2007, payable in quarterly distributions to the Clayborn shareholders, by payment of 50% of the quarterly post tax profits of Clayborn.

NOTE 6- LINE OF CREDIT
On October 29, 2003, Walker obtained a revolving line of credit facility with a commercial bank in the amount of $750,000. The borrowing limit is up to 70% of eligible Walker accounts receivable. As of October 31, 2003, the borrowing base was $750,000 and there was no outstanding balance. The line of credit is collateralized by all of Walker's accounts receivable, inventory and equipment, and bears interest at the Wall Street Journal Prime Index Rate plus 1.5% (5.50% as of October 31, 2003). In addition, the Company and certain executive officers of the Company have personally guaranteed this line of credit facility. This line is subject to annual renewal and matures on November 5, 2004. Accrued interest is payable monthly.

NOTE 7 - STOCK OPTION PLAN
The Company established a nonqualified stock option plan pursuant to which options to acquire a maximum of 5,000,000 shares of the Company's common stock were reserved for grant (the "2002 Plan"). Under the terms of the 2002 Plan, the options, which expire one to five years after grant, are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. At October 31, 2003, there were 2,020,025 shares available for grant under the 2002 Plan. No options were granted as of October 31, 2002.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 - STOCK OPTION PLAN ( Continued)
The Company applies the intrinsic value method in accounting for its stock-based compensation plan pursuant to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and, accordingly, when the exercise price of an employee stock option granted by the Company is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company has elected the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment to of FASB Statement 123". Had the Company measured compensation under the fair value based method for stock options granted, the Company's net loss attributable to common shareholders and net loss per share attributable to common shareholders would have been as follows:

                                                                       Three months ended        Six months ended
                                                                        October 31, 2003         October 31, 2003
       Net income (loss) attributable to common shareholders,
       as reported                                                    $        11,001            $ (111,743)


       Deduct: total stock-based employee compensation expenses
       determined under fair value based method for all awards,
       net of tax                                                             (64,867)             (107,015)
                                                                      --------------------      --------------------
       Net loss per share attributable to common shareholders,
       pro forma                                                      $       (53,866)          $  (218,758)
                                                                      ====================      ====================

       Net income (loss)  per share: Basic and Fully diluted
            As reported                                               $         0.00            $     (0.01)

            Basic- pro forma                                          $         0.00            $     (0.02)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes Option pricing model with the following assumptions: Risk-free interest rate of 2%, dividend yield of 0%, term of five years and volatility of 71.0%.

NOTE 8- SHAREHOLDERS' EQUITY

On June 25, 2003, (and amended October 24, 2003), the Company offered in a private placement, up to 100 units (the "Units") for sale to accredited investors at a price of $25,000 per Unit (the "Offering"). Each Unit consists of
(i) 44,444 shares of the Company's common stock, and (ii) warrants to purchase 44,444 shares of common stock, exercisable for a period of three years at an exercise price of $0.90 per share (the "Warrants"). The Warrants may be redeemed in whole or in part at the option of the Company, if the closing price of the Company's common stock is at least $1.25 per share on average for 10 consecutive trading days, ending not earlier than 30 days before the Warrants are called for redemption.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8- SHAREHOLDERS' EQUITY(Continued)

In connection with the Offering, the placement agent was issued Warrants to purchase 665,000 shares of the Company's common stock, exercisable for a period of three years, at an exercise price of $0.75 per share. As of October 31, 2003, the Company sold all 100 Units from the Offering and received proceeds of $2,206,826, net of the placement agent commissions and other issuance costs.

For the six months ended October 31, 2003, the Company granted options to purchase 1,230,000 shares of its common stock to certain consultants. The options have exercise prices ranging from $0.45 to $2.33, and vesting periods of one to five years. The Company has valued these options using the Black-Scholes Option pricing model and recorded $187,620 of expense for the six months ended October 31, 2003.

On August 13, 2003, all 1,000 Series C Preferred shares were converted into 1,786,000 shares of the Company's common stock.

NOTE 9 - SEGMENT REPORTING

The Company's reportable segments are determined based upon the nature of the services, the external customers and customer industries and the sales and distribution methods used to market the products. The Company has two reportable segments: wireless infrastructure services and specialty communication systems. The Company evaluates performance based upon (loss) income before income taxes. Corporate includes corporate salaries and external professional fees, such as accounting, legal and investor relations costs which are not allocated to the other segments. Corporate assets include cash, prepaid expenses, and deferred tax assets. Segment reporting commenced after the Company acquired Walker in December 2002. Prior to that date, the Company operated as only one segment. Segment results for the three and six months ended October 31, 2003 are as follows:


                                                                Three months ended October 31, 2003
                                                                  Wireless               Specialty
                                               Corporate       Infrastructure          Communications          Total

   Sales                                   $       -                  $     1,102,052    $      5,123,782     $      6,225,834

    (Loss) income before income taxes      $(307,191)                 $        41,675             326,517               61,001

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

    NOTE 9 - SEGMENT REPORTING (Continued)

                                                                  Six months ended October 31, 2003
                                                                  Wireless               Specialty
                                               Corporate       Infrastructure          Communications          Total

   Sales                                   $         -          $      1,722,641    $     7,599,676     $       9,322,317

   (Loss) income before income taxes       $  (575,567)         $         79,760    $       475,064               (20,743)

   Goodwill                                                     $      1,632,544    $     6,139,089     $       7,771,633

   Total assets                            $   190,118          $      3,355,732    $     13,624,945    $      17,170,795

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

Overview

WPCS International Incorporated is a project engineering company that focuses on the implementation requirements of specialty communication systems, wireless fidelity (WiFi) and fixed wireless deployment. WPCS International Incorporated provides a range of specialty communications services including project management, site design, structured cabling, product integration, network security, and technical support. These projects may require the integration of multiple communication components and engineering services in order to complete the customer's requirements.

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

      On November 13, 2002, the Company entered into an agreement and completed a merger with Invisinet, Inc. ("Invisinet"). Invisinet is in a similar business as the Company, providing fixed wireless technology services to its customers. The acquisition of Invisinet broadens the Company's customer base and expands it technical resources capable of deploying wireless systems. For the six months ended October 31, 2003, the acquisition of Invisinet increased sales by approximately $1.6 million as compared the same period in the prior year. To complete the merger, the Company acquired 100% of the common stock of Invisinet by issuing 1,000,000 shares of the Company's common stock with a fair value of $1,750,000, based on the average value of the Company's common stock as of a few days before and after the merger was announced. Based on the net assets acquired of Invisinet, the Company has recognized goodwill of approximately $1.6 million.

On December 30, 2002, the Company acquired all of the outstanding common stock of Walker Comm, Inc. ("Walker"). The acquisition of Walker gives the Company the ability to provide specialty communication systems to its customers along with strengthening its project management capabilities. For the six months ended October 31, 2003, the acquisition of Walker increased sales approximately $5.8 million as compared to the same period in the prior year. The aggregate consideration paid by the Company for Walker was approximately $5,113,000. To complete the merger, all of the issued and outstanding shares of common stock of Walker were exchanged for aggregate merger consideration consisting of $500,000 in cash and the common stock of the Company with a value of approximately $4,574,000, or 2,486,000 shares valued at $1.84 per share based on the average value of the Company's common stock as of a few days before and after the merger was announced. Based on the net assets acquired of Walker, the Company recognized goodwill of approximately $3.8 million.

On August 22, 2003, the Company acquired all of the outstanding common stock of Clayborn Contracting Group, Inc. ( "Clayborn"). The acquisition of Clayborn gives the Company additional expertise in engineering and deployment services for specialty communications systems and additional wireless opportunities to pursue. For the six months ended October 31, 2003, the acquisition of Clayborn increased sales approximately $1.8 million as compared to the same period in the prior year. The aggregate consideration paid by the Company for Clayborn was approximately $2,919,000. The Company acquired all of the issued and outstanding shares of Clayborn in exchange for $900,000 cash consideration and $45,000 in transaction costs, and 826,446 newly issued shares of the Company's common stock with a fair value of approximately $868,000 based on the average value of the Company's common stock as of a few days before and after the merger terms were agreed to and announced. An additional $1,100,000 is due by September 30, 2007, payable in quarterly distributions, by payment to the Clayborn shareholders of 50% of the quarterly post tax profits of Clayborn. Based on the preliminary information currently available, the Company preliminarily expects to recognize goodwill of approximately $2,048,000. Upon completion of a formal purchase price allocation there may be a decrease in the amount assigned to goodwill and a corresponding increase in tangible or other intangible assets.

 Results of Operations

      WPCS started its operations in December of 2001. The Company's sales and operations for the three and six months ended October 31, 2002 were conducted prior to the acquisitions of Invisinet, Walker and Clayborn. The operating results from these three acquisitions are the primary reason for the significant increase in the Company's sales and results of operations for the three and six months ended October 31, 2003. Therefore, for the purpose of discussion of results of operations, limited comparisons are made between the operations for these periods. The Company has two reportable segments, wireless infrastructure services and specialty communication systems.

THREE MONTHS ENDED OCTOBER 31, 2003

Consolidated results for the three months ended October 31, 2003 are as follows.


                                     Three months ended October 31,
                                         2003                 2002
                              ---------------------------- ---------------------
Sales                         $        6,225,834             $        213,359
Cost of Sales                          4,610,888                      170,919
                              ---------------------------- ---------------------
Gross Profit                  $        1,614,946             $         42,440
                              ============================ =====================


Sales
      The Company generates its revenue by providing project engineering and deployment services for specialty communications systems, wireless fidelity
(WiFi) and fixed wireless systems. These projects may require the integration of multiple communication components and engineering services in order to complete the customer's requirements. The Company records profits on these projects on a percentage-of-completion basis on the cost-to-cost method. Contracts in process are valued at cost plus accrued profits less earned revenues and progress payments on uncompleted contracts.

      Net sales for the three months ended October 31, 2003 were approximately $6,226,000, as compared to $213,000 in the three months ended October 31, 2002. The increase in sales during the quarter ended October 31, 2003, compared to the same period in the prior year is a result of the acquisitions of Invisinet, Walker and Clayborn, which accounted for approximately $6,130,000 of the total sales for the quarter.

      Total revenue from the specialty communications segment for the three months ended October 31, 2003 was approximately $5,124,000 or 82% of total revenue. Wireless infrastructure segment revenue for the three months ended October 31, 2003 was approximately $1,102,000 or 18% of total revenue for the quarter.

Gross Profit
      In the case of the wireless infrastructure segment, cost of sales consists of component material costs, direct labor costs and costs incurred for third party sub-contractor services. For the specialty communications segment, cost of sales consists of direct costs on contracts, including materials, labor, and other overhead costs. The Company's gross profit margin varies from job to job. For the three months ended October 31, 2003, the Company's gross profit was approximately $1,615,000, reflecting a gross profit margin of 25.9%. For the three months ended October 31, 2002, gross profit was approximately $42,000, resulting in a gross profit margin was 19.9%. The increase in total Company gross profit is due to the increase in sales as a result of the acquisitions of Invisinet, Walker and Clayborn.

      The specialty communications segment gross profit for the three months ended October 31, 2003 was approximately $1,399,000, reflecting a gross profit margin of 27.3%. Wireless infrastructure segment gross profit for the three months ended October 31, 2003 was approximately $216,000, resulting in a gross profit margin of 19.6%.

Selling expenses
      Selling expenses include expenses incurred for marketing and promotional activities. For the three months ended October 31, 2003, and 2002, total selling expenses were $13,000 and $1,700, respectively. We expect selling expenses to increase in the near future as we start to market our services in expanded markets.
                                       21

General and administrative expenses
      For the three months ended October 31, 2003, total general and administrative expenses were $1,427,000, or 22.9% of total sales. Included in general and administrative expenses are $524,000 for salaries, commissions, and payroll taxes. The increase in salaries and payroll taxes compared to the same period in the prior year is due the increase in headcount as a result of the acquisition of Invisinet, Walker and Clayborn. In addition, Walker employs union employees for whom it incurred $318,000 in union benefits during the quarter. Professional fees were $175,000, with the increase due primarily to an increase in investor relations, accounting and legal fees. Insurance costs were $158,000 and rent for office facilities was $65,000. Other general and administrative expenses totaled $187,000. For the three months ended October 31, 2003, total general and administrative expenses for the wireless infrastructure segment were $264,000, and $962,000 for the specialty communications segment.

      For the three months ended October 31, 2002, general and administrative expenses were $206,000 or 96.7% of sales. Included in the general and administrative expenses were $72,000 for salaries, commissions and payroll taxes and $101,000 in professional fees. Rent for our office facilities amounted to $8,000. Other general and administrative expenses totaled $25,000.

      For the three months ended October 31, 2003 and 2002, the provision for doubtful accounts was approximately $24,000 and $26,000, respectively. The provision represents accounts receivable which we consider uncollectible, based on a number of factors, including the length of time a customer account is past due, previous loss history, and the customer's ability to pay its obligations.

      For the three months ended October 31, 2003 and 2002, depreciation and amortization was approximately $91,000 and $2,000, respectively. The increase in depreciation and amortization is due to an increase in property and equipment and customer lists from the acquisition of Invisinet and Walker, and an increase in property and equipment from the acquisition of Clayborn.

Net income
      Net income was $11,000 for the three months ended October 31, 2003. Net income for the quarter ended October 31, 2003 included a non-cash charge of approximately $58, 000 for the grant of stock options to certain consultants, to purchase 380,000 shares of the Company's common stock. In accordance with SFAS No. 123, stock options granted to non-employees are required to be expensed based on the fair value of the equity instruments or fair value of the consideration received. Net income also included income tax expense of $50,000 to provide for state income taxes and certain book-to-tax permanent differences.

      We incurred a net loss of approximately $234, 000 for the three months ended October 31, 2002.

SIX  MONTHS ENDED OCTOBER 31, 2003


                                      Six months ended October 31,
                                           2003                     2002
                              ---------------------------- ---------------------
Sales                         $              9,322,317     $        606,482
Cost of Sales                                6,640,134              474,096
                              ---------------------------- ---------------------
Gross Profit                  $              2,682,183     $        132,386
                              ============================ =====================

Sales

      Net sales for the six months ended October 31, 2003 were approximately $9,322,000, as compared to $606,000 in the six months ended October 31, 2002. The increase in sales during the six month period ended October 31, 2003, compared to the same period in the prior year, is a result of the acquisitions of Invisinet, Walker, and Clayborn, which accounted for $9,179,000 of the total sales for the period.

      Sales from the specialty communications segment for the six months ended October 31, 2003 were approximately $7,600,000 or 82% of total revenue. Wireless infrastructure segment revenue for the six months ended October 31, 2003 was approximately $1,723,000 or 18% of total revenue for the period.

Gross Profits
      For the six months ended October 31, 2003, the Company's gross profit was approximately $2,682,000, reflecting a gross profit margin of 28.8%. For the six months ended October 31, 2002, gross profit was approximately $132,000, resulting in a gross profit margin was 21.8%. The increase in total Company gross profit is due to the sales as a result of the acquisitions of Invisinet, Walker and Clayborn.

      The specialty communication segment gross profit for the six months ended October 31, 2003 was approximately $2,281,000, reflecting a gross profit margin of 30.0%. Wireless infrastructure segment gross profit for the six months ended October 31, 2003 was approximately $401,000, resulting in a gross profit margin of 23.3%.

Selling expenses
      Selling expenses include expenses incurred for marketing and promotional activities. For the six months ended October 31, 2003, and 2002, total selling expenses were $29,000 and $7,000, respectively. We expect selling expenses to increase in the near future as we start to market our services in expanded markets.

General and administrative expenses
      For the six months ended October 31, 2003, total general and administrative expenses were $2,496,000 or 26.8% of total sales. Included in general and administrative expenses are $878,000 for salaries, commissions, and payroll taxes. The increase in salaries and payroll taxes is due the increase in headcount as a result of the acquisition of Invisinet, Walker and Clayborn. In addition, Walker employs union employees for whom it incurred $545,000 in union benefits during the six month period. Professional fees were $372,000, with the increase due primarily to an increase in investor relations, accounting and legal fees. Insurance costs were $287,000 and rent for office facilities was $113,000. Other general and administrative expenses totaled $301,000. For the six months ended October 31, 2003, total general and administrative expenses for the wireless infrastructure segment were $455,000, and $1,625,000 for the specialty communications segment.

      For the six months ended October 31, 2002, general and administrative expenses were $390,000 or 64.4% of sales. Included in the general and administrative expenses are $142,000 for salaries, commissions and payroll taxes and $197,000 in professional fees. Rent for our office facilities amounted to $15,000. Other general and administrative expenses totaled $36,000.

      For the six months ended October 31, 2003 and 2002, the provision for doubtful accounts was approximately $24,000 and $26,000, respectively.

      For the six months ended October 31, 2003 and 2002, depreciation and amortization was approximately $154,000 and $3,000, respectively. The increase in depreciation and amortization was due to the acquisitions of Invisinet, Walker and Clayborn. The increase in depreciation and amortization is due to an increase in property and equipment and customer lists from the acquisition of Invisinet and Walker, and an increase in property and equipment from the acquisition of Clayborn.

Net loss
      We incurred a net loss of approximately $112,000 for the six months ended October 31, 2003. The net loss for the six month period ended October 31, 2003 included a non-cash charge of approximately $187,000 for the grant of stock options to certain consultants, to purchase 1,230,000 shares of the Company's common stock. In accordance with SFAS No. 123, stock options granted to non-employees are required to be expensed based on the fair value of the equity instruments or fair value of the consideration received. The net loss also included income tax expense of $91,000 to provide for state income taxes and certain book-to-tax income permanent differences.

We incurred a net loss attributable to common shareholders of approximately $508,000 for the six months ended October 31, 2002.

Liquidity and capital resources

      At October 31, 2003, we had working capital of $1,859,000, which consisted of current assets of approximately $7,946,000 and current liabilities of $6,087,000. Current assets included $1,229,000 in cash, $6,262,000 in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, $94,000 in inventories, $206,000 in prepaid expenses, $105,000 in income tax receivable and $50,000 in deferred tax assets. Current liabilities included $4,125,000 in accounts payable, accrued expenses and billings in excess of costs and estimated earnings on uncompleted contracts, $100,000 payable to an officer of the Company, $1,423,000 payable to shareholders of the Company, $220,000 income taxes payable, $196,000 in current portion of deferred income taxes, and $23,000 in other current liabilities.

      We utilized $104,000 in cash from operating activities during the six months ended October 31, 2003. This was mainly comprised of a $112,000 net loss , offset by $219,000 in net non-cash charges, a $2,476,000 net increase in accounts receivable, $196,000 increase in costs and estimated earnings in excess of billings on uncompleted contracts, $1,221,000 decrease in accounts payable and accrued expenses, $1,059,000 increase in billings in excess of costs and estimated earnings on uncompleted contracts, $196,000 increase in income taxes payable and a $15,000 net increase in other current assets and liabilities.

      Our investing activities utilized $897,000 in cash, which consisted of $900,000 paid for the acquisition of Clayborn and $45,000 of related acquisition transaction costs, offset by $134,000 of cash received. We paid $58,000 in earn-out provisions related to the Walker acquisition, and an additional $12,000 in acquisition transaction costs. Additionally, $16,000 was paid for the property and equipment additions.

      The Company's financing activities generated cash of $2,062,000 during the six months ended October 31, 2003. This was comprised primarily of net proceeds of $2,207,000 received from the completion of the sale of the Company's common stock in a private placement memorandum. The Company offered up to 100 units (the Units) for sale to accredited investors at a price of $25,000 per Unit (the Offering), or a maximum offering of $2,500,000. Each Unit consisted of (i) 44,444 shares of the Company's common stock, and (ii) warrants to purchase 44,444 shares of common stock, exercisable for a period of three years at an exercise price of $0.90 per share (the Warrants). The Warrants may be redeemed in whole or in part at the option of the Company, if the closing price of the Company's common stock is at least $1.25 per share on average for 10 consecutive trading days, ending not earlier than 30 days before the Warrants are called for redemption. The Company sold all 100 units in the offering. In connection with the offering, the placement agent was issued warrants to purchases 665,000 shares of the Company's common stock at an exercise price of $0.75 per share. Other financing activities included the repayment of equipment notes of approximately $144,000 related to the acquisition of Clayborn.

      Our capital requirements depend on numerous factors, including the market for our services, the resources we devote to developing, marketing, selling and supporting our products and services, the timing and extent of establishing additional markets and other factors. To address our working capital needs and growth in our sales and customer base, on October 29, 2003, Walker obtained a revolving line of credit facility with a commercial bank in the amount of $750,000. The borrowing limit is up to 70% of eligible Walker accounts receivable. As of October 31, 2003, the borrowing base was $750,000 and there was no outstanding balance. The line of credit is collateralized by all of Walker's accounts receivable, inventory and equipment, and bears interest at the Wall Street Journal Prime Index plus 1.5% (5.50% as of October 31, 2003). In addition, the Company and certain executive officers of the Company have personally guaranteed this line of credit facility. This line is subject to annual renewal and matures on November 5, 2004. We also anticipate obtaining a working capital line of credit for Clayborn prior to October 31, 2004, to assist with working capital needs as the Clayborn business and customer base expands.

      In connection with the Offering, we have the ability to redeem some or all of the Warrants if the Company's common stock is at least $1.25 per share on average for 10 consecutive trading days. The redemption proceeds from the Warrants will provide the Company with approximately up to $4,000,000 in additional cash.

      We expect these financing activities will provide the company sufficient capital to meet our working capital and capital expenditure needs, to fund earn-out provisions related to the Walker acquisition, and to pay the quarterly distributions of post tax profits to Clayborn shareholders through October 31, 2004.

      After October 31, 2004, we may need to raise additional funds on acceptable terms for a number of uses. We may not be able to obtain additional funds on acceptable terms, or at all. Addition capital resources would be devoted to search for, investigate and potentially acquire new companies that have a strategic fit. In connection with a potential acquisition, we would also expect to issue additional common stock equity or convertible debt securities, which may result in additional dilution to our shareholders.

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

Revenue recognition

The Company generates its revenue by providing project engineering and installation services for specialty communications systems, including wireless fidelity (WiFi), fixed wireless deployment, fiber optics, voice and data cabling, audio/visual systems, and networking. These projects may require the integration of multiple communication components and engineering services in order to complete the project.

The Company records profits on these projects on a percentage-of-completion basis on the cost-to-cost method. Contracts in process are valued at cost plus accrued profits less earned revenues and progress payments on uncompleted contracts. Contracts are generally considered substantially complete when engineering is completed and/or site construction is completed. The Company includes in operations pass-through revenue and costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs, when the Company determines that it is responsible for the engineering specification, procurement and management of such cost components on behalf of the customer. No allowance for returns is provided for in revenue, as returns are immaterial to total revenues. Returns are recorded as a reduction in revenue and cost of sales at the time of the return.

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

Recently issued accounting pronouncements

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

ITEM 3. CONTROLS AND PROCEDURES

     a) Evaluation of Disclosure Controls and Procedures. As of October 31, 2003, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, , the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934

     b) Changes in internal controls. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

      From time to time the Company is subject to litigation incidental to its business. Such claims, if successful, could exceed applicable insurance coverage. The Company is not currently a party to any material legal proceedings.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

      During the quarter ended October 31, 2003, the Company sold an aggregate of 60 units in a private placement conducted pursuant to Rule 506 of Regulation D, for aggregate proceeds of $1,500,000. Each Unit consists of (i) 44,444 shares of the Company's common stock, and (ii) warrants to purchase 44,444 shares of common stock, exercisable for a period of three years at an exercise price of $0.90 per share. The Warrants may be redeemed in whole or in part at the option of the Company, if the closing price of the Company's common stock is at least $1.25 per share on average for 10 consecutive trading days, ending not earlier than 30 days before the Warrants are called for redemption. In connection with the sale of the 60 units, the placement agent was issued warrants to purchases 399,000 shares of the Company's common stock at an exercise price of $0.75 per share.

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

                  Report on Form 8-K/A, dated November 7, 2003

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            WPCS INTERNATIONAL INCORPORATED


Date: December 15, 2003                     By: /s/ JOSEPH HEATER
                                               -------------------
                                               Joseph Heater
                                               Chief Financial Officer