Form 10QSB
period 2004-01-31
WPCS INTERNATIONAL INC
filed 2004-03-15
CIK 1086745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended January 31, 2004

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the Transition Period from _________ to _________

                         Commission file number: 0-26277

                         WPCS INTERNATIONAL INCORPORATED
             (Exact name of registrant as specified on its charter)

                Delaware                                 98-0204758
     (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                 Identification No.)

                            140 South Village Avenue
                                    Suite 20
                                 Exton, PA 19341
                    (Address of principle executive offices)

                                  (610)903-0400
              (Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 20,135,690 shares issued and outstanding as of March 8, 2004

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES



                                      INDEX

PART I      FINANCIAL INFORMATION

            ITEM 1       Condensed consolidated balance sheets at January 31, 2004 (unaudited) and
                         April 30, 2003                                                                 3 - 4

                         Condensed consolidated statements of operations for the three and nine
                         months ended January 31, 2004 and 2003 (unaudited)                               5

                         Condensed consolidated statement of shareholders' equity for the nine
                         months ended January 31, 2004 (unaudited)                                        6

                         Condensed consolidated statements of cash flows for the nine months ended
                         January 31, 2004 and 2003 (unaudited)                                          7 - 8

                         Notes to condensed consolidated financial statements                           9 - 17

            ITEM 2       Management's Discussion and Analysis                                          18 - 28

            ITEM 3       Controls and Procedures                                                          29

PART II     OTHER INFORMATION

            ITEM 1       Legal proceedings                                                                30
            ITEM 2       Changes in securities and use of proceeds                                        30
            ITEM 3       Defaults upon senior securities                                                  30
            ITEM 4       Submission of matters to a vote of security holders                              30
            ITEM 5       Other information                                                                30
            ITEM 6       Exhibits and Reports on 8-K                                                      30

            SIGNATURES                                                                                    31

            CERTIFICATIONS                                                                             32 - 35


                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           JANUARY 31,      APRIL 30,
                                   ASSETS                                    2004            2003
                                                                           -------------  -------------
                                                                           (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents ..............................................   $ 1,094,422   $   167,547
Accounts receivable, net of allowance of $16,696 and $11,779 at
January 31, 2004 and April 30, 2003, respectively ......................     3,286,681     2,397,236

Costs and estimated earnings in excess of billings on uncompleted
contracts ..............................................................       972,564       408,194

Inventory ..............................................................        72,324        77,775

Prepaid expenses .......................................................       219,818       143,113

Income tax refund receivable ...........................................       104,765          --

Deferred income taxes ..................................................          --          70,000
                                                                           -------------  -------------


   Total current assets ................................................     5,750,574     3,263,865


PROPERTY AND EQUIPMENT, net ............................................       902,059       647,951


CUSTOMER LISTS, net ....................................................       418,000       499,000


GOODWILL ...............................................................     7,967,593     5,388,882


OTHER ASSETS ...........................................................        84,162        21,528
                                                                           -------------  -------------

          Total assets..................................................   $15,122,388    $9,821,226
                                                                           =============  =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

CURRENT LIABILITIES:

       Accounts payable and accrued expenses ...........................   $ 1,956,486    $1,278,443

       Billing in excess of costs and estimated earnings on
       uncompleted contracts ...........................................       883,065       215,819

       Borrowings under line of credit .................................       100,000          --

       Current maturities of capital lease obligation ..................         2,472         2,294

       Current maturities of equipment loans payable ...................        19,623        21,268

       Due to officer ..................................................           --        100,000

       Due to shareholders .............................................     1,203,016        58,207

       Income taxes payable ............................................        19,517        23,700

       Deferred income taxes ...........................................       196,100       129,000
                                                                           ------------    -----------


          Total current liabilities ....................................     4,380,279     1,828,731


Capital lease obligation, net of current portion .......................         2,731         4,608

Equipment loans payable, net of current portion ........................        35,839          --

Deferred income taxes, net of current portion ..........................       416,900       527,000
                                                                           ------------   ------------


          Total liabilities ............................................     4,835,749     2,360,339
                                                                           ------------   ------------

COMMITMENTS

SHAREHOLDERS' EQUITY:
       Preferred Stock - $0.0001 par value, 5,000,000 shares authorized, none issued

       Common Stock - $0.0001 par value,
          30,000,000 shares authorized, 20,135,690 shares
          and 13,078,844 shares issued and outstanding,
          respectively .................................................         2,014         1,308

       Additional paid-in capital ......................................    11,262,012     8,002,639

       Accumulated deficit .............................................      (977,387)     (543,060)
                                                                           ------------   ------------


          Total shareholders' equity ...................................    10,286,639     7,460,887
                                                                           ------------   ------------

          Total liabilities and shareholders' equity ...................   $15,122,388    $9,821,226
                                                                           ============   ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended               Nine Months Ended
                                                                January 31,                      January 31,
                                                          2004              2003            2004            2003
                                                       -------------   -------------   -------------   -------------
 REVENUE ...........................................   $  4,552,300    $  1,579,256    $ 13,874,616    $  2,185,739
 COST OF REVENUE ...................................      3,444,374       1,338,419      10,084,508       1,812,515
                                                       -------------   -------------   -------------   -------------
 GROSS PROFIT ......................................      1,107,926         240,837       3,790,108         373,224
                                                       -------------   -------------   -------------   -------------

 OPERATING EXPENSES:
        Selling, general and administrative expenses      1,405,307         493,236       3,930,352         889,982
        Provision for doubtful accounts ............         12,011            --            35,669          26,285
        Depreciation and amortization ..............         99,999          15,595         254,214          18,680
                                                       -------------   -------------   -------------   -------------

           Total ...................................      1,517,317         508,831       4,220,235         934,947
                                                       -------------   -------------   -------------   -------------

 LOSS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES ..       (409,391)       (267,994)       (430,127)       (561,723)


 Income tax benefit (provision) ....................         86,800            --            (4,200)           --
                                                       -------------   -------------   -------------   -------------

 NET LOSS ..........................................       (322,591)       (267,994)       (434,327)       (561,723)

 Imputed dividends accreted on Convertible Series B
 Preferred stock....................................          --              --              --          (173,000)
                                                       -------------   -------------   -------------   -------------

 NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS.......   ($   322,591)   ($   267,994)   ($   434,327)   ($   734,723)
                                                       =============   =============   =============   =============

 Basic net loss per common share ...................   ($      0.02)   ($      0.02)   ($      0.02)   ($      0.08)
                                                       =============   =============   =============   =============

 Basic weighted average number of common shares
 outstanding........................................     20,135,690      11,084,312      17,573,786       9,505,337
                                                       =============   =============   =============   =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED JANUARY 31, 2004
                                   (UNAUDITED)

                                                                                        Additional                        Total
                                             Preferred Stock       Common Stock          Paid-In        Accumulated    Shareholders'
                                        Shares      Amount     Shares         Amount     Capital          Deficit         Equity
                                      ----------  --------- ------------  ------------ -------------  --------------  --------------

BALANCE, MAY 1, 2003                     1,000         $0    13,078,844       $1,308     $8,002,639       ($543,060)     $7,460,887

Conversion of Series C
Preferred Stock to common stock         (1,000)         -     1,786,000          179           (179)              -               -


Issuance of common stock through
private placement                            -          -     4,444,400          444      2,204,247               -       2,204,691

Issuance of common stock, acquisition
of Clayborn Contracting Group, Inc.          -          -       826,446           83        867,685               -         867,768


Fair value of stock options granted
to nonemployees                              -          -             -            -        187,620               -         187,620


Net loss                                     -          -             -            -              -        (434,327)       (434,327)
                                      ----------  --------- ------------  ------------ -------------  --------------  --------------

BALANCE, JANUARY 31, 2004                    0         $0    20,135,690       $2,014    $11,262,012       ($977,387)    $10,286,639
                                      ==========  ========= ============  ============ =============  ==============  ==============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Nine Months Ended
                                                                                                        January 31,
                                                                                                     2004           2003
                                                                                                  ------------   ------------
OPERATING ACTIVITIES :
      Net loss ................................................................................   ($  434,327)   ($  561,723)
      Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
        Depreciation and amortization .........................................................       254,214         18,680
        Provision for doubtful accounts .......................................................        35,669         26,285
        Fair value of stock options granted ...................................................       187,620           --
        Deferred income taxes .................................................................      (156,800)          --
        Deferred tax asset ....................................................................        70,000           --
      Changes in operating assets and liabilities, net of acquisitions:
        Accounts receivable ...................................................................      (349,310)       108,236
        Costs and estimated earnings in excess of billings on uncompleted contracts ...........      (332,808)      (695,838)
        Inventory .............................................................................         5,451       (112,355)
        Prepaid expenses ......................................................................       (30,134)      (161,023)
        Other assets ..........................................................................       (11,536)          --
        Accounts payable and accrued expenses .................................................       255,801        658,474
        Billings in excess of costs and estimated earnings on uncompleted contracts ...........       658,377        (48,662)
        Income taxes payable ..................................................................        (4,183)         6,500
                                                                                                  ------------   ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ...........................................       148,034       (761,426)
                                                                                                  ------------   ------------
INVESTING ACTIVITIES:
      Acquisition of property & equipment .....................................................       (57,142)          (787)
      Acquisition of Clayborn, net of cash received ...........................................      (822,381)          --
      Acquisition earn-out and other transaction costs ........................................      (394,211)      (374,709)
                                                                                                  ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES .........................................................    (1,273,734)      (375,496)
                                                                                                  ------------   ------------
FINANCING ACTIVITIES:

      Cash received in reverse acquisition ....................................................          --            3,257
      Restricted cash .........................................................................          --         (200,000)
      Repayment of advances from officers .....................................................      (100,000)       (20,743)
      Proceeds from sale of preferred stock ...................................................          --        1,455,000
      Proceeds from issue of common stock .....................................................     2,204,691           --
      Borrowings on line of credit ............................................................       100,000           --
      Repayment of equipment loans payable ....................................................      (150,417)        (7,029)
      Payments of capital lease obligations ...................................................        (1,699)        (1,717)
                                                                                                  ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES .....................................................     2,052,575      1,228,768
                                                                                                  ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS .....................................................       926,875         91,846
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................................................       167,547         15,554
                                                                                                  ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................................................   $ 1,094,422    $   107,400
                                                                                                  ============   ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                                   (Unaudited)

                                                                           Nine Months Ended
                                                                               January 31,
                                                                           2004            2003
                                                                      --------------   -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the period for:

          Interest ................................................   $      11,134   $       2,875
                                                                      ==============  ==============
          Income taxes.............................................   $     105,456   $         353
                                                                      ==============  ==============
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

       Issuance of common stock for net
       noncash assets received in acquisitions ....................   $     867,768   $   6,324,249
                                                                      ==============  ==============



       Earn-out consideration unpaid relating to acquisitions .....   $   1,203,016   $           -
                                                                      ==============  ==============



       Equipment acquired under capital lease .....................   $           -   $       9,468
                                                                      ==============  ==============


       Issuance of 64 shares of Series B preferred stock
       as payment of advances from shareholder and accounts payable   $           -   $      64,000
                                                                      ==============  ==============


       Imputed Series B preferred stock dividend attributable
       to a beneficial conversion feature .........................   $           -   $    (173,000)
                                                                      ==============  ==============



       Conversion of Series A preferred stock to common stock .....   $           -   $         300
                                                                      ==============  ==============



       Conversion of Series B preferred stock to common stock .....   $           -   $          56
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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-QSB and do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2003. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of the management, considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine month periods ended January 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2004. Certain reclassifications have been made to prior period financial statements to conform to the current presentation.

The accompanying unaudited condensed consolidated financial statements include the accounts of WPCS International Incorporated ("WPCS") and its wholly-owned subsidiaries, WPCS Incorporated , Invisinet Inc. ("Invisinet") from November 13, 2002 (date of acquisition), Walker Comm Inc. ("Walker") from December 30, 2002 (date of acquisition), and Clayborn Contracting Group, Inc. from August 22, 2003 (date of acquisition) collectively the "Company".

The Company is a project engineering company that focuses on the implementation requirements of specialty communication systems, wireless fidelity (WiFi) deployment and fixed wireless deployment. The Company provides a range of specialty communication services including project management, site design, structured cabling, product integration, network security and technical support.

On May 17, 2002, Phoenix Star Ventures, Inc.("PSVI") a publicly held "shell company", became the legal acquirer of WPCS Holdings, Inc. ("Holdings") by issuing 5,500,000 shares of its common stock to the shareholders of Holdings in exchange for all of the outstanding common shares of Holdings. The former shareholders of Holdings, immediately after the business combination, owned the majority of the combined companies. Accordingly, the business combination has been accounted for as a reverse acquisition whereby, for accounting purposes, Holdings is the accounting acquirer and PSVI is the accounting acquiree. The consolidated financial statements of the Company include the accounts of PSVI since its acquisition. The cost of the acquisition approximated the fair value of the net assets of PSVI that were acquired and, accordingly, assets, liabilities and the outstanding preferred stocks of PSVI were initially recorded at historical carrying values.

On May 24, 2002, PSVI's principal shareholder returned 500,000 shares of its common stock to the Company, without compensation. Subsequently, these common shares were retired and cancelled.

On November 13, 2002, the Company acquired all of the outstanding shares of Invisinet from its shareholders in exchange for an aggregate of 1,000,000 newly issued shares of the Company's common stock. An additional 150,000 shares of the Company's common stock were to be issued to a shareholder, provided Invisinet achieved certain financial targets over a two year period beginning on the first anniversary date of the merger. On May 27, 2003, the Company and the shareholder

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


mutually agreed to cancel the issuance of bonus shares and, in exchange, issued options to purchase 300,000 shares of the Company's common stock.

On December 30, 2002, the Company acquired all of the outstanding shares of Walker in exchange for an aggregate of 2,486,000 newly issued shares of the Company's common stock and $500,000 cash consideration. An additional $500,000 is payable contingent upon Walker achieving certain net profits, to be paid in quarterly distributions equal to 75% of net income, which would increase the purchase price. Through January 31, 2004, $484,638 has been charged to goodwill relating to this earn-out provision.

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

NOTE 2 - SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

A summary of selected accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Goodwill

Effective May 1, 2002, the Company adopted Statement of Financial Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." In accordance with the guidelines of this accounting standard, goodwill and indefinite-lived intangible assets are no longer amortized but are assessed for impairment on at least an annual basis. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

SFAS No. 142 requires that goodwill be tested for impairment upon adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of the business acquired (reporting unit) and compare it to the carrying value, including goodwill, of such business (reporting unit). If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step.

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Goodwill through the nine months ended January 31, 2004, consisted of the following:

      Beginning balance, May 1, 2003                          $5,388,882

      Clayborn acquisition                                     2,139,690
      Walker earn out provision                                  426,431
      Transaction costs                                           12,590
                                                        -----------------

      Ending balance, January 31, 2004                        $7,967,593
                                                        =================

Revenue recognition

The Company generates its revenue by providing project engineering and deployment services for specialty communication systems, including wireless fidelity (WiFi) and fixed wireless systems. These projects may require the integration of multiple communication components and engineering services in order to complete the customer's requirements.

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

Earnings (Loss) Per Share

Earnings (Loss) per common share is computed pursuant to SFAS No. 128, "Earnings Per Share" ("EPS"). Basic income (loss) per share is computed as net income
(loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock options and warrants. At January 31, 2004, the Company had 8,271,875 stock options and warrants outstanding. At January 31, 2003, 27,000 stock options were outstanding. Diluted EPS is not presented since the assumed exercise of stock options and warrants would be anti dilutive.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

NOTE 3- ACQUISITION

On August 22, 2003, the Company completed a merger with Clayborn Contracting Group, Inc, a California corporation ("Clayborn"). The acquisition of Clayborn gives the Company expertise in engineering and deployment services for specialty communication systems and additional wireless opportunities to pursue.

The aggregate consideration paid by the Company for Clayborn was approximately $2,925,000. The Company acquired all of the issued and outstanding shares of Clayborn in exchange for $900,000 cash consideration and $57,000 of transaction costs, and 826,446 newly issued shares of the Company's common stock with a fair value of approximately $868,000 based on the average value of the Company's common stock as of a few days before and after the merger terms were agreed to and announced. An additional $1,100,000 is due by September 30, 2007, payable in quarterly distributions, by payment to the Clayborn shareholders of 50% of the quarterly post tax profits of Clayborn. Based on the preliminary information currently available, the acquisition resulted in goodwill of approximately $2,140,000. Upon completion of a formal purchase price allocation there may be a decrease in the amount assigned to goodwill and a corresponding increase in tangible or other intangible assets.

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The preliminary purchase price allocation has been calculated as follows:

  Assets purchased:
    Cash                                                     $  134,218
    Accounts receivable                                         575,804
    Costs in excess of billings                                 231,562
    Income tax refunds receivable                               104,765
    Fixed assets                                                370,180
    Other assets                                                 97,669
    Goodwill                                                  2,139,690
                                                      ------------------
                                                              3,653,888
                                                      ------------------
  Liabilities assumed:
    Accounts payable                                           (294,992)
    Accrued expenses                                           (136,119)
    Notes payable                                              (184,611)
    Deferred tax liability                                     (113,800)
                                                      ------------------
                                                               (729,522)
                                                      ------------------
  Purchase price                                          $   2,924,366
                                                      ==================

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

                                                             Three months ended                    Nine months ended
                                                                 January 31,                          January 31,
                                                           2004              2003               2004               2003
                                                       --------------    --------------    ---------------    ----------------
Revenue                                                   $4,552,300        $2,372,643        $15,407,595          $6,921,494

Net loss attributable to common shareholders               ($322,591)        ($389,865)         ($562,635)          ($609,264)

Weighted average number of shares used in
calculations of basic loss per share                      20,135,690        11,910,758         17,912,149          10,331,783

Basic net loss per share                                      ($0.02)           ($0.03)            ($0.03)             ($0.06)


                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following at January 31, 2004:

Costs incurred on uncompleted contracts                            $12,373,509
Estimated contract profit                                            3,267,965
                                                                ---------------
                                                                    15,641,474
Less: billings to date                                              15,551,975
                                                                ---------------

                     Net costs in excess                               $89,499
                                                                ===============

Costs and estimated earnings in excess of billings                    $972,564

Billings in excess of costs and estimated earnings
  on uncompleted contracts                                            (883,065)
                                                                ---------------
                           Net costs in excess                         $89,499
                                                                ===============

NOTE 5 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of Walker, an additional $500,000 is payable to the Walker shareholders, provided Walker achieves certain net profits, to be paid in quarterly distributions equal to 75% of net income. For the three months ended January 31, 2004, an additional $103,016 was payable to the Walker shareholders against this earn-out provision and, accordingly, goodwill was increased by $103,016. At January 31, 2004, the total payable to the Walker shareholders under this earn-out provision was $103,016.

In connection with the acquisition of Walker, certain officers of the Company are the trustees for a building and land located in Fairfield, California, which is occupied by its Walker subsidiary. For the nine months ended January 31, 2004, $42,000 was paid as rent for this lease.

In connection with the acquisition of Clayborn, an additional $1,100,000 is due by September 30, 2007, payable in quarterly distributions to the Clayborn shareholders, by payment of 50% of the quarterly post tax profits of Clayborn.

NOTE 6- LINE OF CREDIT

On October 29, 2003, Walker obtained a revolving line of credit facility with a commercial bank in the amount of $750,000. The borrowing limit is up to 70% of eligible Walker accounts receivable. As of January 31, 2004, the borrowing base was $750,000 and the outstanding balance was $100,000. The line of credit is collateralized by all of Walker's accounts receivable, inventory and equipment and bears interest at the Wall Street Journal Prime Index Rate plus 1.5% (5.50% as of January 31, 2004). In addition, the Company and certain executive officers of the Company have personally guaranteed this line of credit facility. This line is subject to annual renewal and matures on November 5, 2004. Accrued interest is payable monthly.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 7 - STOCK OPTION PLAN

The Company established a nonqualified stock option plan pursuant to which options to acquire a maximum of 5,000,000 shares of the Company's common stock were reserved for grant (the "2002 Plan"). Under the terms of the 2002 Plan, the options, which expire one to five years after grant, are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. At January 31, 2004, there were 1,837,525 shares available for grant under the 2002 Plan.

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

The Company has elected the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure, an Amendment to of FASB Statement No. 123". Had the Company measured compensation under the fair value based method for stock options granted, the Company's net loss attributable to common shareholders and net loss per share attributable to common shareholders would have been as follows:

                                                                     Three months ended              Nine months ended
                                                                      January 31, 2004               January 31, 2004
Net loss attributable to common shareholders,
as reported                                                                       ($322,591)                    ($434,327)

Deduct: total stock-based employee compensation expenses
determined under fair value based method for all awards, net
of tax                                                                               (1,593)                     (110,075)
                                                                -----------------------------    --------------------------

Net loss per share attributable to common shareholders, pro
forma                                                                             ($324,184)                    ($544,402)
                                                                =============================    ==========================

Net loss per share: basic
     As reported                                                                     ($0.02)                       ($0.02)
     Basic- pro forma                                                                ($0.02)                       ($0.03)


The fair value of each option grant was estimated on the date of grant using the Black-Scholes Option pricing model with the following assumptions: Risk-free interest rate range of 2.1% to 3.6%, dividend yield of 0%, term of five years and volatility of 71.0%.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 8- SHAREHOLDERS' EQUITY

On June 25, 2003, (and amended July 24, 2003), the Company offered in a private placement, up to 100 units (the "Units") for sale to accredited investors at a price of $25,000 per Unit (the "Offering"). Each Unit consists of (i) 44,444 shares of the Company's common stock and (ii) warrants to purchase 44,444 shares of common stock, exercisable for a period of three years at an exercise price of $0.90 per share (the "Warrants"). The Warrants may be redeemed in whole or in part at the option of the Company, if the closing price of the Company's common stock is at least $1.25 per share on average for 10 consecutive trading days, ending not earlier than 30 days before the Warrants are called for redemption. The Company sold all 100 Units from the Offering and received proceeds of $2,204,691, net of the placement agent commissions and other issuance costs. In connection with the Offering, the placement agent was issued Warrants to purchase 665,000 shares of the Company's common stock, exercisable for a period of three years, at an exercise price of $0.75 per share.

For the nine months ended January 31, 2004, the Company granted options to purchase 1,230,000 shares of its common stock to certain consultants. The options have exercise prices ranging from $0.45 to $2.33, and vesting periods of one to five years. The Company has valued these options using the Black-Scholes Option pricing model and recorded $187,620 of expense for the nine months ended January 31, 2004.

On August 13, 2003, all 1,000 Series C Preferred shares were converted into 1,786,000 shares of the Company's common stock.

NOTE 9 - SEGMENT REPORTING

The Company's reportable segments are determined based upon the nature of the services, the external customers and customer industries and the sales and distribution methods used to market the products. The Company has two reportable segments: wireless infrastructure services and specialty communication systems. The Company evaluates performance based upon income (loss) before income taxes. Corporate includes corporate salaries and external professional fees, such as accounting, legal and investor relations costs which are not allocated to the other subsidiaries. Corporate assets include cash, prepaid expenses and deferred tax assets. Segment reporting commenced after the Company acquired Walker in December 2002. Prior to that date, the Company operated as only one segment.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Segment results for the three and nine months ended January 31, 2004 and 2003 are as follows:

                            Three Months Ended January 31, 2004                       Three Months Ended January 31, 2003
                                  Wireless       Specialty                                Wireless       Specialty
                   Corporate    Infrastructure Communication      Total     Corporate    Infrastructure Communication      Total
                   ---------    -------------- -------------   -----------  ---------    -------------- -------------   -----------
Revenue                    -         $754,477   $  3,797,823   $ 4,552,300          -       $559,803     $1,019,453     $1,579,256

(Loss) income
before income
taxes              ($201,467)        ($68,318)     ($139,606)    ($409,391)  ($51,856)     ($123,861)      ($92,277)     ($267,994)




                             Nine Months Ended January 31, 2004                      Nine Months Ended January 31, 2003
                                  Wireless       Specialty                                Wireless       Specialty
                   Corporate    Infrastructure Communication     Total      Corporate    Infrastructure Communication      Total
                   ---------    -------------- -------------   -----------  ---------    -------------- -------------     ----------
Revenue                    -       $2,477,117    $11,397,499   $13,874,616          -     $1,166,286     $1,019,453     $2,185,739

(Loss) income
before income
taxes              ($777,028)         $11,442       $335,459     ($430,127) ($289,423)     ($180,023)      ($92,277)     ($561,723)

Goodwill                   -       $1,632,544     $6,335,049    $7,967,593          -     $1,658,967     $3,921,366     $5,580,333

Total assets        $348,873       $2,781,569    $11,991,946   $15,122,388   $186,669     $2,595,905     $6,797,974     $9,580,548


                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, expected market demand for the Company's services, fluctuations in pricing for products distributed by the Company and services offered by competitors, as well as general conditions of the telecommunications marketplace.

Overview

WPCS International Incorporated is a project engineering company that focuses on the implementation requirements of specialty communication systems, wireless fidelity (WiFi) deployment and fixed wireless deployment. We provide a range of specialty communication services including project management, site design, structured cabling, product integration, network security, and technical support. These projects may require the integration of multiple communication components and engineering services in order to complete the customer's requirements.

Significant Transactions and Events

On May 17, 2002, pursuant to the agreement and plan of merger, Phoenix Star Ventures Inc., a publicly held corporation, acquired WPCS Holdings Inc., a Delaware corporation by issuing 5,500,000 shares of its common stock to shareholders of WPCS Holdings in exchange of all the outstanding shares of WPCS Holdings. The shareholders of WPCS Holdings, after the acquisition, owned the majority of the combined company. Accordingly, the combination has been accounted for as a reverse acquisition, whereby, for accounting purposes, WPCS Holdings is the accounting acquirer and Phoenix Star Ventures is the accounting acquiree. Concurrently with the acquisition, Phoenix Star Ventures, the parent company, changed its name to WPCS International Incorporated.

On November 13, 2002, we entered into an agreement and completed a merger with Invisinet, Inc. Invisinet is in a similar business as us, providing fixed wireless technology services to its customers. The acquisition of Invisinet broadens our customer base and expands our technical resources capable of deploying wireless systems. For the nine months ended January 31, 2004, the acquisition of Invisinet increased our revenue by approximately $1.8 million as compared to the same period in the prior year. To complete the merger, we acquired 100% of the common stock of Invisinet by issuing 1,000,000 shares of our common stock with a fair value of $1,750,000, based on the average value of our common stock as of a few days before and after the merger was announced. Based on the net assets acquired of Invisinet, we have recognized goodwill of approximately $1.6 million.

On December 30, 2002, we acquired all of the outstanding common stock of Walker Comm, Inc. The acquisition of Walker gives us the ability to provide specialty communication systems to our customers along with strengthening our project management capabilities. For the nine months ended January 31, 2004, the acquisition of Walker increased our revenue approximately $7.6 million as compared to the same period in the prior year. The aggregate consideration we paid for Walker was approximately $5,113,000. To complete the merger, all of the issued and outstanding shares of common stock of Walker were exchanged for

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

aggregate merger consideration consisting of $500,000 in cash and our common stock with a value of approximately $4,574,000, or 2,486,000 shares valued at $1.84 per share based on the average value of our common stock as of a few days before and after the merger was announced. Based on the net assets acquired of Walker, we recognized goodwill of approximately $4.2 million.

On August 22, 2003, we acquired all of the outstanding common stock of Clayborn Contracting Group, Inc. The acquisition of Clayborn gives us additional expertise in engineering and deployment services for specialty communication systems and additional wireless opportunities to pursue. For the nine months ended January 31, 2004, the acquisition of Clayborn increased our revenues approximately $2.8 million as compared to the same period in the prior year. The aggregate consideration we paid for Clayborn was approximately $2,925,000. We acquired all of the issued and outstanding shares of Clayborn in exchange for $900,000 cash consideration and $57,000 in transaction costs, and 826,446 newly issued shares of our common stock with a fair value of approximately $868,000 based on the average value of our common stock as of a few days before and after the merger terms were agreed to and announced. An additional $1,100,000 is due by September 30, 2007, payable in quarterly distributions, by payment to the Clayborn shareholders of 50% of the quarterly post tax profits of Clayborn. Based on the preliminary information currently available, we preliminarily expect to recognize goodwill of approximately $2,140,000. Upon completion of a formal purchase price allocation there may be a decrease in the amount assigned to goodwill and a corresponding increase in tangible or other intangible assets.

Results of Operations

Our sales and operations for the three and nine months ended January 31, 2003 include the acquisitions of Invisinet (from November 13, 2002) and Walker (from December 30, 2002), but do not include the acquisition of Clayborn. The operating results from these acquisitions are the primary reasons for the significant increase in our revenues for the three and nine months ended January 31, 2004. Therefore, for the purpose of discussion of results of operations, limited comparisons are made between the operations for these periods. We have two reportable segments, wireless infrastructure services and specialty communication systems.

THREE MONTHS ENDED JANUARY 31, 2004

Consolidated results for the three months ended January 31, 2004 and 2003 are as follows.

                                     Three months ended January 31,
                                       2004                   2003
                                -------------------    -------------------
Revenue                                 $4,552,300             $1,579,256
Cost of Revenue                          3,444,374              1,338,419
                                -------------------    -------------------
Gross Profit                            $1,107,926               $240,837
                                ===================    ===================

Revenue

We generate our revenue by providing project engineering and deployment services for specialty communication systems, wireless fidelity (WiFi) and fixed wireless systems. These projects may require the integration of multiple communication components and engineering services in order to complete the customer's

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

requirements. We record profits on these projects on a percentage-of-completion basis on the cost-to-cost method. Contracts in process are valued at cost plus accrued profits less earned revenues and progress payments on uncompleted contracts.

Revenue for the three months ended January 31, 2004 was approximately $4,552,000, as compared to $1,579,000 for the three months ended January 31, 2003. The increase in revenue during the quarter ended January 31, 2004, compared to the same period in the prior year, is a result of the acquisitions of Invisinet, Walker and Clayborn, which accounted for approximately $4,459,000 of the total revenue for the quarter.

Total revenue from the specialty communication segment for the three months ended January 31, 2004 and 2003 was approximately $3,798,000 or 83% and $1,019,000 or 65% of total revenue, respectively. Wireless infrastructure segment revenue for the three months ended January 31, 2004 and 2003 was approximately $754,000 or 17% and $560,000 or 35% of total revenue, respectively.

Gross Profit

In the case of the wireless infrastructure segment, cost of revenue consists of component material costs, direct labor costs and costs incurred for third party sub-contractor services. For the specialty communication segment, cost of revenue consists of direct costs on contracts, including materials, labor, and other overhead costs. Our gross profit margin varies from job to job. For the three months ended January 31, 2004, our gross profit was approximately $1,108,000, reflecting a gross profit margin of 24.3%. For the three months ended January 31, 2003, gross profit was approximately $241,000, resulting in a gross profit margin was 15.3%. The increase in total Company gross profit is due to the increase in revenue as a result of the acquisitions of Invisinet, Walker and Clayborn.

The specialty communication segment gross profit and gross profit margin for the three months ended January 31, 2004 and 2003 was approximately $1,026,000 and 27.0% and $169,000 and 16.6%, respectively. Wireless infrastructure segment gross profit and gross profit margin for the three months ended January 31, 2004 and 2003 was approximately $82,000 and 10.9% and $72,000 and 12.9%, respectively.

Selling, general and administrative expenses

For the three months ended January 31, 2004, total selling, general and administrative expenses were $1,405,000, or 30.9% of total revenue. Included in selling, general and administrative expenses for the three months ended January 31, 2004 are $586,000 for salaries, commissions, and payroll taxes. The increase in salaries and payroll taxes compared to the same period in the prior year is due to the increase in headcount as a result of the acquisition of Invisinet, Walker and Clayborn. In addition, Walker employs union employees for whom it incurred $295,000 in union benefits during the quarter. Professional fees were $47,000. Insurance costs were $199,000 and rent for office facilities was $66,000. Other selling, general and administrative expenses totaled $212,000. For the three months ended January 31, 2004, total selling, general and administrative expenses for the wireless infrastructure segment were $130,000 and $1,075,000 for the specialty communication segment, respectively.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


For the three months ended January 31, 2003, selling, general and administrative expenses were $493,000 or 31.2% of revenue. Included in the selling, general and administrative expenses were $228,000 for salaries, commissions and payroll taxes and $50,000 in professional fees. Rent for our office facilities amounted to $24,000. Other selling, general and administrative expenses totaled $191,000. For the three months ended January 31, 2003, total selling, general and administrative expenses for the wireless infrastructure segment were $193,000 and $249,000 for the specialty communication segment, respectively.

For the three months ended January 31, 2004 and 2003, the provision for doubtful accounts was approximately $12,000 and $0, respectively. The provision represents accounts receivable which we consider uncollectible, based on a number of factors, including the length of time a customer account is past due, previous loss history, and the customer's ability to pay its obligations.

For the three months ended January 31, 2004 and 2003, depreciation and amortization was approximately $100,000 and $16,000, respectively. The increase in depreciation and amortization is due to an increase in property and equipment and customer lists from the acquisition of Invisinet and Walker, and an increase in property and equipment from the acquisition of Clayborn.

Net loss

Net loss was $323,000 for the three months ended January 31, 2004. The net loss included an income tax benefit of $87,000. The benefit resulted from the reversals of certain temporary differences not being currently taxable as the taxable loss for the current year was in excess of these reversals. The resulting net operating losses have been fully reserved as the ultimate realization of these losses is uncertain.

We incurred a net loss of approximately $268,000 for the three months ended January 31, 2003.

NINE  MONTHS ENDED JANUARY 31, 2004

                                      Nine months ended January 31,
                                       2004                   2003
                                -------------------    -------------------
Revenue                                $13,874,616             $2,185,739
Cost of Revenue                         10,084,508              1,812,515
                                -------------------    -------------------
Gross Profit                            $3,790,108               $373,224
                                ===================    ===================

Revenue

Revenue for the nine months ended January 31, 2004 was approximately $13,875,000, as compared to $2,186,000 for the nine months ended January 31, 2003. The increase in revenue during the nine month period ended January 31, 2004, compared to the same period in the prior year, is a result of the acquisitions of Invisinet, Walker, and Clayborn, which accounted for $13,638,000 of the total revenue for the period.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Revenue from the specialty communication segment for the nine months ended January 31, 2004 and 2003 was approximately $11,398,000 or 82% and $1,020,000 or
47% of total revenue, respectively. Wireless infrastructure segment revenue for the nine months ended January 31, 2004 and 2003 was approximately $2,477,000 or 18% and $1,166,000 or 53% of total revenue for the period, respectively.

Gross Profit

For the nine months ended January 31, 2004, our gross profit was approximately $3,790,000, reflecting a gross profit margin of 27.3%. For the nine months ended January 31, 2003, gross profit was approximately $373,000, resulting in a gross profit margin was 17.1%. The increase in total Company gross profit is due to the increase in revenues as a result of the acquisitions of Invisinet, Walker and Clayborn.

The specialty communication segment gross profit for the nine months ended January 31, 2004 and 2003 was approximately $3,307,000 and $169,000, reflecting a gross profit margin of 29.0% and 16.6%, respectively. Wireless infrastructure segment gross profit for the nine months ended January 31, 2004 and 2003 was approximately $483,000 and $204,000, resulting in a gross profit margin of 19.5% and 17.5%, respectively.

Selling, general and administrative expenses

For the nine months ended January 31, 2004, total selling, general and administrative expenses were $3,930,000 or 28.3% of total revenue. Included in selling, general and administrative expenses are $1,464,000 for salaries, commissions and payroll taxes. The increase in salaries and payroll taxes is due to the increase in headcount as a result of the acquisition of Invisinet, Walker and Clayborn. In addition, Walker employs union employees for whom it incurred $840,000 in union benefits during the nine month period. Professional fees were $451,000, with the increase due primarily to an increase in investor relations, accounting and legal fees. Insurance costs were $487,000 and rent for office facilities was $180,000. Other selling, general and administrative expenses totaled $508,000. For the nine months ended January 31, 2004, total selling, general and administrative expenses for the wireless infrastructure segment were $432,000, and $2,723,000 for the specialty communication segment, respectively.

For the nine months ended January 31, 2003, selling, general and administrative expenses were $890,000 or 40.7% of revenue. Included in the selling, general and administrative expenses are $396,000 for salaries, commissions and payroll taxes and $247,000 in professional fees. Rent for our office facilities amounted to $39,000. Other selling, general and administrative expenses totaled $208,000. For the nine months ended January 31, 2003, total selling, general and administrative expenses for the wireless infrastructure segment were $395,000, and $249,000 for the specialty communication segment, respectively.

For the nine months ended January 31, 2004 and 2003, the provision for doubtful accounts was approximately $36,000 and $26,000, respectively.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

For the nine months ended January 31, 2004 and 2003, depreciation and amortization was approximately $254,000 and $19,000, respectively. The increase in depreciation and amortization is due to an increase in property and equipment and customer lists from the acquisition of Invisinet, Walker and Clayborn.

Net loss

We incurred a net loss of approximately $434,000 for the nine months ended January 31, 2004. The net loss for the nine month period ended January 31, 2004 included a non-recurring non-cash charge of approximately $188,000 for the grant of stock options to certain consultants to purchase 1,230,000 shares of our common stock. In accordance with SFAS No. 123, stock options granted to non-employees are required to be expensed based on the fair value of the equity instruments or fair value of the consideration received. The net loss also included a provision for income taxes of $4,000, which includes income taxes expenses to provide for state income taxes and certain book-to-tax permanent differences, offset by an income tax benefit. The benefit resulted from the reversals of certain temporary differences not being currently taxable as the taxable loss for the current year was in excess of these reversals. The resulting net operating losses have been fully reserved as the ultimate realization of these losses is uncertain.

We incurred a net loss attributable to common shareholders of approximately $735,000 for the nine months ended January 31, 2003.

Liquidity and capital resources

At January 31, 2004, we had working capital of $1,371,000, which consisted of current assets of approximately $5,751,000 and current liabilities of $4,380,000. Current assets included $1,094,000 in cash, $4,260,000 in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, $72,000 in inventories, $220,000 in prepaid expenses and $105,000 in income tax receivable. Current liabilities included $2,839,000 in accounts payable, accrued expenses and billings in excess of costs and estimated earnings on uncompleted contracts, $100,000 due on the line of credit, $1,203,000 payable to shareholders of the Company, $20,000 income taxes payable, $196,000 in current portion of deferred income taxes, and $22,000 in other current liabilities.

Operating activities provided $148,000 in cash during the nine months ended January 31, 2004. This was mainly comprised of a $434,000 net loss, offset by $391,000 in net non-cash charges, a $349,000 increase in accounts receivable, $333,000 increase in costs and estimated earnings in excess of billings on uncompleted contracts, $256,000 increase in accounts payable and accrued expenses, $658,000 increase in billings in excess of costs and estimated earnings on uncompleted contracts, $4,000 decrease in income taxes payable and a $37,000 net decrease in other assets.

Our investing activities utilized $1,274,000 in cash, which consisted of $900,000 paid for the acquisition of Clayborn and $57,000 of related acquisition transaction costs, offset by $134,000 of cash received. We paid $382,000 in earn-out provisions related to the Walker acquisition, and an

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


additional $12,000 in acquisition transaction costs. Additionally, $57,000 was paid for property and equipment additions.

Our financing activities generated cash of $2,053,000 during the nine months ended January 31, 2004. This was comprised primarily of net proceeds of $2,205,000 received from the completion of the sale of our common stock in a private placement memorandum. We offered up to 100 units (the Units) for sale to accredited investors at a price of $25,000 per Unit (the Offering), or a maximum offering of $2,500,000. Each Unit consisted of (i) 44,444 shares of our common stock, and (ii) warrants to purchase 44,444 shares of common stock, exercisable for a period of three years at an exercise price of $0.90 per share (the Warrants). The Warrants may be redeemed in whole or in part at the option of the Company, if the closing price of our common stock is at least $1.25 per share on average for 10 consecutive trading days, ending not earlier than 30 days before the Warrants are called for redemption. We sold all 100 Units in the Offering. In connection with the Offering, the placement agent was issued warrants to purchase 665,000 shares of our common stock at an exercise price of $0.75 per share. Other financing activities included borrowings on the line of credit of $100,000, payment of advances from officers of $100,000, repayment of equipment notes of approximately $150,000 related primarily to the acquisition of Clayborn, and payment of capital lease obligations of approximately $2,000.

Our capital requirements depend on numerous factors, including the market for our services, the resources we devote to developing, marketing, selling and supporting our products and services, the timing and extent of establishing additional markets and other factors. To address our working capital needs and growth in our revenue and customer base, on October 29, 2003, Walker obtained a revolving line of credit facility with a commercial bank in the amount of $750,000. The borrowing limit is up to 70% of eligible Walker accounts receivable. As of January 31, 2004, the borrowing base was $750,000 and the outstanding balance was $100,000. The line of credit is collateralized by all of Walker's accounts receivable, inventory and equipment, and bears interest at the Wall Street Journal Prime Index Rate plus 1.5% (5.50% as of January 31, 2004). In addition, we and certain executive officers of ours have personally guaranteed this line of credit facility. This line is subject to annual renewal and matures on November 5, 2004. We also anticipate obtaining a working capital line of credit for Clayborn, to assist with working capital needs as the Clayborn business and customer base expands.


In connection with the Offering, we have the ability to redeem some or all of the Warrants if our common stock is at least $1.25 per share on average for 10 consecutive trading days ending not earlier than 30 days before the Warrants are called for redemption. The redemption proceeds from the Warrants would provide us with up to approximately $4,000,000 in additional cash.

We expect these financing activities, along with internally generated funds, will provide us sufficient capital to meet our short-term and long-term needs, including working capital and capital expenditures, to fund earn-out provisions related to the Walker acquisition, and to pay the quarterly distributions of post tax profits to Clayborn shareholders. To the extent we grow by future acquisitions that involve consideration other than stock, our cash requirements may increase.

We will continue to explore opportunities to raise additional funds on acceptable terms for a number of uses. We may not be able to obtain additional funds on acceptable terms, or at all.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Additional capital resources would be devoted to search for, investigate and potentially acquire new companies that have a strategic fit. In connection with a potential acquisition, we would also expect to issue additional common stock equity or convertible debt securities, which may result in additional dilution to our shareholders.

Critical Accounting Policies

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

The accounting policies identified as critical are as follows:

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. The most significant estimates relate to estimation of percentage of completion on uncompleted contracts, valuation of inventory, allowance for doubtful accounts and estimated life of customer lists. Actual results could differ from those estimates.

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

Our impairment review is based on comparing the fair value to the carrying value of the reporting units with goodwill. The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenue and costs for those business units. Reporting units with goodwill include our Invisinet business unit, which

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

are operating segments within our fixed wireless reportable segment, and our Walker Comm structured cabling reporting unit, which is a reportable segment. Our estimates are consistent with the plans and estimates that we are using to manage the underlying businesses. If we fail to deliver products and services for these business units, or market conditions for these businesses fail to improve, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our net equity and results of operations.

Revenue recognition

We generate our revenue by providing project engineering and installation services for specialty communication systems, including wireless fidelity (WiFi) and fixed wireless deployment. We provide a range of specialty communication services including project management, site design, structured cabling, product integration, network security and technical support. These projects may require the integration of multiple communication components and engineering services in order to complete the project.

We record profits on these projects on a percentage-of-completion basis on the cost-to-cost method. Contracts in process are valued at cost plus accrued profits less earned revenue and progress payments on uncompleted contracts. Contracts are generally considered substantially complete when engineering is completed and/or site construction is completed. We include in operations pass-through revenue and costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs, when we determine that it is responsible for the engineering specification, procurement and management of such cost components on behalf of the customer.

We have numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. We have a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenue and contract costs. However, current estimates may be revised as additional information becomes available. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated.

Recently issued accounting pronouncements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 and requires that a liability for a cost associated with and exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability.

SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The impact of the adoption of SFAS No. 146 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No.123." SFAS No. 148 amends SFAS No. 123,"Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and the related SFAS No. 123. The adoption of SFAS No. 148 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, ("FIN No. 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN No. 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN No. 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending December 15, 2002. The adoption of the disclosure requirements of FIN No. 45 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46") "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year on interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We have not adopted FIN No. 46 for the year ended April 30, 2003. We do not expect FIN No. 46 to have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of our first quarter for fiscal 2004. We do not expect the adoption of this statement to have a material impact on our consolidated financial position, results of operations or cash flows.

Forward Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that its assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                         ITEM 3. CONTROLS AND PROCEDURES


     a) Evaluation of Disclosure Controls and Procedures. As of January 31, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(d) and 15d-15(d) under the Exchange Act). Based upon that evaluation, , the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

     b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting, that occurred during the period covered by this report that has materially affected, or is likely reasonably to materially effect, the Company's internal control over financial reporting.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 1 LEGAL PROCEEDINGS

From time to time the Company is subject to litigation incidental to its business. Such claims, if successful, could exceed applicable insurance coverage. The Company is not currently a party to any material legal proceedings.

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 OTHER INFORMATION

Not applicable.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.
                31.1 - Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

                31.2 - Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

                32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

                32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

         (b) Reports on Form 8-K.
                Report on Form 8-K, dated December 16, 2003

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                WPCS INTERNATIONAL INCORPORATED

Date:  March 15, 2004                                  By: /s/ JOSEPH HEATER
                                                       ---------------------
                                                       Joseph Heater
                                                       Chief Financial Officer