Form 10KSB/A
period 2003-04-30
WPCS INTERNATIONAL INC
filed 2004-05-04
CIK 1086745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A


                                 Amendment No. 2


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

Description of the Business

Overview

     WPCS International Incorporated is a project engineering company that focuses on the implementation requirements of specialty communication systems, wireless fidelity (WiFi) deployment and fixed wireless deployment. We provide a range of specialty communication services including project management, site design, structured cabling, product integration, network security, and technical support. These projects may require the integration of multiple communication components and engineering services in order to complete the customer's requirements for the deployment of a specialty communication system, a WiFi or fixed wireless system.

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

     On November 13, 2002, we entered into an agreement and completed a merger with Invisinet, Inc. ("Invisinet"). Invisinet is in a similar business as ours, providing fixed wireless technology services to its customers. The acquisition of Invisinet broadens our customer base and expands our technical resources capable of deploying wireless systems. For the year ended April 30, 2003, the acquisition of Invisinet increased sales by approximately $1.1 million as compared to the same period in the prior year. To complete the merger, we acquired 100% of the common stock of Invisinet by issuing 1,000,000 shares of our common stock with a fair value of $1,750,000, based on the average value of our common stock as of a few days before and after the merger was announced. Based on the net assets acquired of Invisinet, we have recognized goodwill of approximately $1.6 million.

     On December 30, 2002, we acquired all of the outstanding common stock of Walker Comm, Inc. The acquisition of Walker gives us the ability to provide specialty communication systems to our customers along with strengthening our project management capabilities. For the year ended April 30, 2003, the acquisition of Walker increased sales by approximately $3.5 million as compared to the same period in the prior year. The aggregate consideration we paid for Walker was approximately $5,113,000. To complete the merger, all of the issued and outstanding shares of common stock of Walker were exchanged for aggregate merger consideration consisting of $500,000 in cash and the common stock of ours with a value of approximately $4,574,000, or 2,486,000 shares valued at $1.84 per share based on the average value of our common stock as of a few days before and after the merger was announced. Based on the net assets acquired of Walker, we recognized goodwill of approximately $3.8 million.

Our Business

     We generate our revenue by providing project engineering and deployment services for specialty communication systems, wireless fidelity ( WiFi) and fixed wireless systems. We have two reportable segments, specialty communication systems and wireless infrastructure services.

Specialty Communication Systems

     As a complete project engineering company, we focus on the implementation requirements of specialty communication systems. We are a certified design and installation company for several manufacturers offering a wide range of products and services. Specialty communication services include project management, installation, registered communications distribution design, and network integration of voice, data, MATV, CATV, video and security systems, including fiber optic cabling and outside plant trenching. Cabling systems are designed, installed and tested to industry standards. Our installers are members of the IBEW union, and are trained and certified in the latest technologies and safety to adhere to general OSHA guidelines, as well as union and industry rules and regulations pertaining to areas associated with communications. Technicians are also trained and certified in installing copper and fiber optic networks to support Ethernet, Token-Ring, CAT 5, CAT 6, voice and video conferencing. We can also provide in-house CAD specialists to diagram changes or modifications to customer specifications. The specialty communication segment represents approximately 66% of total sales.

Wireless Infrastructure Services

     Connecting a company's network is critical in achieving the timely flow of information. Today, a company's network expands beyond its existing headquarters to remote offices and remote users. The networking applications are larger and the demand for high-speed connectivity to move data back and forth is growing dramatically. Until recently, a company's only alternative in obtaining high-speed connectivity was to contact the telephone company and have a high-speed landline service installed so that connectivity could be achieved between its locations. The issue today is that these high-speed landlines take too much time to install, are not available in all locations, do not solve remote application usage and are costly to use on a monthly basis. Expensive and inflexible land line services are moving users toward cost effective high-speed broadband wireless infrastructure services.

     Wireless infrastructure services include the internal and external design and installation of a fixed wireless solution to support data, voice or video transmission between two or more points without the utilization of landline infrastructure. Wireless infrastructure services includes radio frequency engineering, site survey, which determines "line of sight" issues, site design that determines terrain status and where mounting and alignment will occur and spectrum analysis to study the performance of licensed and unlicensed frequencies for a specific area. Also, we will mount and align equipment and integrate the products into one system, and finally test, document and support the installation. We also provide network security, training and technical support. Wireless infrastructure services offer the user lower costs compared to landline, high-speed connectivity, immediate installation and network ownership.

The products offered as part of the system include microwave radios, repeaters, amplifiers, antennas, cables and specialty components. The specific products used and serviced vary depending on the connection speed required and distances between points, accordingly, we are technology and vendor independent. We believe that this aligns our goals with those of the customers and enables us to objectively evaluate and recommend specific component products or technologies. The wireless infrastructure segment represents approximately 34% of total sales.

Sales and Marketing

     In both segments, we primarily service major corporations, government entities and educational institutions in the United States. We also perform limited services internationally, which account for less than 1% of total sales. We market and sell services through a direct sales team of sales and project engineering professionals. Sales personnel work collaboratively with senior management, project managers and project engineers to develop new sales leads and procure new contracts. We generate revenue opportunities through formal bid responses, end user referrals, contracting assignments from technology providers and subcontracting assignments from general infrastructure providers. We also, through our subsidiaries, are listed on the Federal GSA schedule for government contracts.

Customers

We provide specialty communication systems, wireless fidelity (WiFi) deployment and fixed wireless deployment to many major corporations, government entities and educational institutions. At April 30, 2003, we had a backlog of unfilled orders believed to be firm of approximately $4.8 million, representing the uncompleted portion of services to be performed under job-specific contracts or purchase orders. We expect these projects to be completed and the backlog fully converted to revenue within the next twelve months.

Competition

     The markets in the specialty communication systems and wireless infrastructure services segments are relatively competitive and fragmented and represented typically by numerous service providers, ranging from small independent firms servicing local markets to larger firms servicing regional and national markets. We also face competition from existing or prospective clients which employ in-house personnel to perform some of the same types of services we provide. Historically, there have been relatively few significant barriers to entry into the markets in which we operate, and, as a result, any organization that has adequate financial resources and access to technical expertise may become one of our competititors. Overall, we believe that there are no dominant competitors in the either of the segments that we provide products and services.

     We believe that the principal competitive factors in our markets include the ability to deliver results within budget (time and cost), reputation, accountability, staffing flexibility, project management expertise, industry experience and competitive pricing. In addition, expertise in new and evolving technologies has become increasingly important. We believe that the ability to integrate these technologies from multiple vendors gives us a competitive advantage. Our ability to compete also depends on a number of additional factors which are outside of our control, including:

     o    competitive pricing for similar services;

     o The ability and willingness of our competitors to finance customers' projects on favorable terms;

     o    The ability of our customers to perform the services themselves; and

     o    The responsiveness of our competitors to customer needs.

     We believe that our principal competitive advantage is the ability to integrate multiple component products and services across the vast majority of wireless infrastructure services and specialty communication systems. We have a trained and certified staff, the ability to provide national coverage and a strong customer base. We use proven methodologies to rapidly design, install, integrate and manage a communications deployment.

Acquisition Strategy

     The primary goal is to build us into a recognized leader in specialty communication systems, wireless fidelity (WiFi) deployment and fixed wireless deployment. To meet this challenge, we are planning to make acquisitions of companies familiar with the deployment of these products and services. The goal for each acquisition will be to expand the product and services offering, strengthen our project services capabilities, expand the customer base and add accretive revenue and earnings. At the present time, we have no plans, arrangement or agreements for any acquisitions.

Management Strategy

     In anticipation of internal growth and future acquisitions, we will organize resources to manage our development effectively. Our President is responsible for strategic direction, operations, corporate governance and building shareholder value.

     The financial officer is responsible for overall financial management, financial reporting and corporate administration. The strategic development officer is focused on strategic issues such as acquisition candidates, investor relations, corporate marketing and major account opportunities.

     Our Executive VP is tasked with business integration, creating operational efficiencies and operations management for a set number of acquired companies. As each acquisition occurs, personnel will increase in a variety of capacities.

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

We have a history of operating losses and may never become profitable

     We incurred a net loss of approximately $381,000 for the year ended April 30, 2003. There can be no assurance that we will achieve or sustain profitability or positive cash flow from operating activities in the future. If we cannot achieve operating profitability or positive cash flow from operating activities, we may not be able to meet our working capital requirements. If we are unable to meet our working capital requirements, we are likely to reduce or cease all or part of our operations.

We may be unable to obtain the additional capital required to grow our business. We may have to curtail our business if we cannot find adequate funding.

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

     The wireless industry has historically experienced a dramatic rate of growth both in the United States and internationally. Recently, however, many end users have been re-evaluating their network deployment plans in response to downturns in the capital markets, changing perceptions regarding industry growth, the adoption of new wireless technologies, increased price competition and a general economic slowdown in the United States and internationally. It is difficult to predict whether these changes will result in a downturn in the wireless industry. If the rate of growth should slow down and end users continue to reduce their capital investments in wireless infrastructure or fail to expand their networks, our operating results may decline which could cause a decline in our profits.

     The uncertainty associated with rapidly changing wireless technologies may also continue to negatively impact the rate of deployment of wireless networks and the demand for our services. End users face significant challenges in assessing their bandwidth demands and in acceptance of rapidly changing enhanced wireless capabilities. If end users continue to perceive that the rate of acceptance of next generation wireless products will grow more slowly than previously expected, they may, as a result, continue to slow their deployment of next generation wireless technologies. Any significant slowdown will reduce the demand for our services and would result in negative net growth, net losses, and potentially a reduction in our business operations.

The increase of services offered by equipment vendors could cause a reduction in demand for our services.

     Recently, the wireless equipment vendors have increased the services they offer for their technology. This activity and the potential continuing trend towards offering services may lead to a greater ability among equipment vendors to provide a comprehensive range of wireless services, and may simplify integration and installation, which could lead to a reduction in demand for our services. Moreover, by offering certain services to end users, equipment vendors could reduce the number of our current or potential customers and increase the bargaining power of our remaining customers, which may result in a decline in our net revenue and profits.

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

     o    Timing and volume of customers' specialty communication projects;

     o    The timing and size of wireless deployments by end users.

     o    Fluctuations in demand for our services;

     o    Changes in our mix of customers' projects and business activities;

     o    The length of sales cycles;

     o Adverse weather conditions, particularly during the winter season, could effect our ability to render specialty communication services in certain regions of the United States;

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

     o    Costs incurred to support internal growth and acquisitions;

     o    Fluctuations in operating results caused by acquistions; and

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

Failure to keep pace with the latest technological changes could result in decreased revenues.

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

     Our engagements often involve large scale, highly complex projects involving wireless networks and specialty communication systems utilizing leading technology. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our customers, and to effectively manage the project and deploy appropriate resources, including third-party contractors, and our own personnel, in a timely manner. Any defects or errors or failure to meet clients' expectations could result in claims for substantial damages against us. Our contracts generally limit our liability for damages that arise from negligent acts, error, mistakes or omissions in rendering services to our clients. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued. In addition, in certain instances, we guarantee customers that we will complete a project by a scheduled date or that the network will achieve certain performance standards. As a result, we often have to make judgments concerning time and labor costs. If the project or network experiences a performance problem, we may not be able to recover the additional costs we will incur, which could exceed revenues realized from a project. Finally, if we miscalculate the resources or time we need to complete a project with capped or fixed fees, our operating results could seriously decline.

Potential future acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

     Since November 1, 2002, we have acquired three companies and we intend to further expand our operations through acquisitions over time. This may require significant management time and financial resources because we may need to integrate widely dispersed operations with distinct corporate cultures. Our failure to manage future acquisitions successfully could seriously harm our operating results. Also, acquisition costs could cause our quarterly operating results to vary significantly. Furthermore, our stockholders would be diluted if we financed the acquisitions by incurring convertible debt or issuing securities. Although we currently only have operations within the United States, if we were to acquire an international operation; we will face additional risks, including:

     o difficulties in staffing, managing and integrating international operations due to language, cultural or other differences;

     o    different or conflicting regulatory or legal requirements;

     o    foreign currency fluctuations; and

     o    diversion of significant time and attention of our management.

     We have no current agreements, arrangements or plans with regards to any future acquisitions.

Our principal officers and directors own a controlling interest in our voting stock and investors will not have any voice in our management.

     Our officers and directors, in the aggregate, beneficially own approximately 42.8% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

     -    election of our board of directors;
     -    removal of any of our directors;
     -    amendment of our certificate of incorporation or bylaws; and
     - adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

     As a result of their ownership and positions, our directors and executive officers collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in our Securities is Limited, Which Makes Transactions in our Stock Cumbersome and May Reduce the Value of an Investment in our Stock.

     Since our common stock is not listed or quoted on any exchange or on Nasdaq, and no other exemptions currently apply, trading in our common stock on the Over-The-Counter Bulletin Board is subject to the "penny stock" rules of the SEC. These rules require, among other things, that any broker engaging in a transaction in our securities provide its customers with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker and its salespersons in the transaction, and monthly account statements showing the market values of our securities held in the customer's accounts. The brokers must provide bid and offer quotations and compensation information before making any purchase or sale of a penny stock and also provide this information in the customer's confirmation. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

ITEM 2 - PROPERTIES

     Our principal executive offices are located in approximately 2,000 square feet of office space in Exton, Pennsylvania. The lease for such space expires in November 2004. The aggregate annual base rental for this space is $28,000.

     In conjunction with acquisitions that occurred in 2002 and 2003, we assumed the operating leases of additional office space in the following locations:

Location                         Lease Expiration Date     Minimum Annual Rental


Fairfield, California (a)         February 28, 2011               $56,000

Rocklin, California               January 31, 2006                $13,000

Livermore, Californa              October 31, 2003                $20,000

San Leandro, California           July 31, 2006                   $13,000


Denville, New Jersey              month-to-month                  $11,000 (b)

(a) The lease for our Fairfield, California location is with trusts, of which, certain of our officers and shareholders are the trustees.

(b) The lease for our Denville, New Jersey location is month to month lease, therefore the minimum annual rental price assumes we rent the property for the entire year.

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

     On November 13, 2002, we entered into an agreement and completed a merger with Invisinet, Inc. Invisinet is in a similar business as us, providing fixed wireless technology services to its customers. The acquisition of Invisinet broadens our customer base and expands our technical resources capable of deploying wireless systems. For the year ended April 30, 2003, the acquisition of Invisinet increased our revenue by approximately $1.1 million as compared to the same period in the prior year. To complete the merger, we acquired 100% of the common stock of Invisinet by issuing 1,000,000 shares of our common stock with a fair value of $1,750,000, based on the average value of our common stock as of a few days before and after the merger was announced. Based on the net assets acquired of Invisinet, we have recognized goodwill of approximately $1.6 million.

     On December 30, 2002, we acquired all of the outstanding common stock of Walker Comm, Inc. The acquisition of Walker gives us the ability to provide specialty communication systems to our customers along with strengthening our project management capabilities. For the year ended April 30, 2003, the acquisition of Walker increased our revenue approximately $3.5 million as compared to the same period in the prior year. The aggregate consideration we paid for Walker was approximately $5,113,000. To complete the merger, all of the issued and outstanding shares of common stock of Walker were exchanged for aggregate merger consideration consisting of $500,000 in cash and our common stock with a value of approximately $4,574,000, or 2,486,000 shares valued at $1.84 per share based on the average value of our common stock as of a few days before and after the merger was announced. Based on the net assets acquired of Walker, we recognized goodwill of approximately $3.8 million.

Results of Operations

     Management currently considers the following events, trends and uncertainties to be important to understand its results of operations and financial condition:

o We started our operations in December 2001. We did not record significant revenue for the period from November 15, 2001 (date of inception) to April 30, 2002. The operations for this period were conducted prior to the acquisitions of two privately-held companies, Invisinet and Walker.

o As a result of the acquisitions of Invisinet on November 13, 2002 and Walker on December 30, 2002, we experienced significant growth in our overall business and commenced operations in two segments, wireless infrastructure services and specialty communication systems.

o As of April 30, 2003, the specialty communications segment represents approximately 66% of total revenue, and wireless infrastructure services represent approximately 34% of total revenue.

o Furthermore, we plan to evaluate additional acquisition opportunities in 2004 in an attempt to build out a national, strategically located workforce that will allow our segments to leverage, to the extent feasible, related internal synergies, and to take advantage of expected growth in the wireless infrastructure and specialty communications markets.

o As of April 30, 2003, our backlog has increased to approximately $4.8 million. Our backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts or purchase orders. The increase in backlog is the result of new contracts awarded to us by our customers. We expect this backlog to be fully recognized as revenue within the next twelve months.

Fiscal Year ended April 30, 2003 Compared to period November 15, 2001 (date of inception) to April 30, 2002

     Consolidated results for the year ended April 30, 2003 were as follows.

                                                                                            For the period
                                                                                          November 15, 2001
                                                            Year ended                  (date of inception) to
                                                          April 30, 2003                    April 30, 2002
                                                   ------------------------------    -----------------------------
Revenue                                                      $5,422,858   100.0%               $402,289    100.0%
                                                   --------------------- --------    ------------------- ---------
Costs and expenses:

Cost of Revenue                                               3,768,495    69.5%                267,032     66.4%
Selling expenses                                                 27,741     0.5%                  4,857      1.2%
General and administrative expenses                           1,833,086    33.8%                112,246     27.9%
Provision for doubtful accounts                                  38,779     0.7%                      -      0.0%
Depreciation and amortization                                   116,501     2.2%                  2,570      0.6%
                                                   --------------------- --------    ------------------- ---------
     Total costs and expenses                                 5,784,602   106.7%                386,705     96.1%
                                                   --------------------- --------    ------------------- ---------

(Loss) income before provision for income taxes               (361,744)    -6.7%                 15,584      3.9%
Provision for income taxes                                     (19,550)    -0.3%                (4,350)     -1.1%
                                                   --------------------- --------    ------------------- ---------
Net (loss) income                                             (381,294)    -7.0%                 11,234      2.8%

Imputed dividends accreted on Convertible Series
B Preferred Stock                                             (173,000)    -3.2%                      -      0.0%
                                                   --------------------- --------    ------------------- ---------

Net income (loss) attributable to common
shareholders                                                 $(554,294)   -10.2%                $11,234      2.8%
                                                   ===================== ========    =================== =========

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

     Revenue was approximately $5,423,000 and $402,000 for the years ended April 30, 2003 and the period ended April 30, 2002, respectively. The primary reason for the increase in revenues comparing 2003 to 2002 is attributable to the two acquisitions we made in November 2002 of Invisinet and December 2002 of Walker Comm. These acquisitions accounted for $4,720,000 or 94% of the increase in revenues over the prior year.

     Total revenue from the specialty communication segment for the year ended April 30, 2003 was approximately $3,573,000 or 66% of total revenue. Wireless infrastructure segment revenue for the year ended April 30, 2003 was approximately $1,850,000 or 34% of total revenue for the year.

Cost of Revenue

     In the case of the wireless infrastructure segment, cost of revenue consists of component material costs, direct labor costs and costs incurred for third party sub-contractor services. For the specialty communication segment, cost of sales consists of direct costs on contracts, including materials, labor, and other overhead costs. Our cost of revenue was $3.8 million or 69.5% of revenue for the year ended April 30, 2003, compared to $267,000 of 66.4% for the period ended April 30, 2002. The dollar increase in our total cost of revenue is due to the corresponding increase in revenue as a result of the acquisitions of Invisinet and Walker.

Selling expenses

     Selling expenses include expenses incurred for marketing and promotional activities. For the year ended April 30, 2003 and for the period ended April 30, 2002, selling expenses were approximately $28,000 and $4,900, respectively. We expect selling expenses to increase in the near future as we start to market our products and services in expanded markets.

General and administrative expenses

     For the year ended April 30, 2003, general and administrative expenses were $1,833,000, or 33.8% of revenue, compared to $112,000, or 27.9% of revenue for the period ended April 30, 2002. The percentage increase for the year ended

April 30, 2003 is due to an increase in general and administrative expenses from the acquisitions of Invisinet and Walker, and an increase in professional fees, including investor relations, legal and accounting fees from the formation and ramp-up of WPCS International Incorporated as a public company. However, as we continue to manage our cost structure and leverage incremental revenue in fiscal 2004, we expect lower general and administrative expenses as a percentage of revenue. Included in the general and administrative expenses are $714,000 paid for salaries, commissions and payroll taxes and $374,000 for professional fees. Walker Comm employs union employees for whom it paid $239,000 in union benefits. Insurance costs amounted to $146,000 and rent for our office facilities amounted to $100,000. Other general and administrative expenses amounted to $260,000. For the year ended April 30, 2003, total general and administrative expenses for the specialty communication segment were $966,700 and $651,480 for the wireless infrastructure segment.

     For the period November 15, 2001 to April 30, 2002, included in the general and administrative expenses are $54,000 paid for salaries, commissions and payroll taxes, rent for our office facilities amounted to $10,000 and $6,000 in professional fees. We incurred $17,000 in travel and entertainment expenses to develop new business and paid $7,000 in telephone expenses. Other general and administrative expenses amounted to $18,000.

Depreciation and amortization

     Depreciation for the year ended April 30, 2003 was $75,000 as compared to $2,600 for the period ended April 30, 2002. The increase is due to the acquisition of fixed assets on acquiring Walker Comm and Invisinet. The amortization expense for the year ended April 30, 2003 was $41,000. We acquired customer lists from Walker Comm and Invisinet which are being amortized over a period of five years from the date of their acquisition.

Net loss

We incurred a net loss of approximately $381,000 for the year ended April 30, 2003, as compared to a net income of $11,000 for the period ended April 30, 2002. We acquired Walker Comm and Invisinet during the third quarter of our fiscal year 2003 resulting in increase in selling, general and administrative expenses.

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

     Our capital requirements depend on numerous factors, including market for our products and services, the resources we devote to developing, marketing, selling and supporting our products and services, the timing and extent of establishing additional markets and other factors. At April 30, 2003, we had cash of $167,000. To address our working capital needs and growth in our revenue and customer base, we anticipate obtaining a working capital line of credit for working capital needs. As discussed above, we are also raising $2.5 million in a private placement for a number of uses. Accordingly, we believe these internally available funds, and expected financing activities, will provide us sufficient capital to meet our short-term needs for the next twelve months. These funding needs include working capital and capital expenditures, and the $500,000 earn-out to be paid related to the Walker acquisition. Our future operating results may be affected by a number of factors including our success in bidding on future contracts and our continued ability to manage controllable costs effectively. To the extent we grow by future acquisitions that involve consideration other than stock, our cash requirements may increase.

     We will continue to explore opportunities to raise additional funds on acceptable terms for a number of uses. We may not be able to obtain additional funds on acceptable terms, or at all. Additional capital resources would be devoted to search for, investigate and potentially acquire new companies that have a strategic fit. We acquired Invisinet and Walker primarily by issuing the Company's common stock. In connection with a potential acquisition, we would also expect to issue additional common stock equity or convertible debt securities, which may result in additional dilution to our shareholders.

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

Contracts are generally considered substantially complete when engineering is completed and/or site construction is completed. We include in operations pass-through revenue and costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs, when we determine that we are responsible for the engineering specification, procurement and management of such cost components on behalf of the customer.

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


                                                            /s/ J.H. COHN LLP
                                                            -----------------
                                                            J.H. COHN LLP
Roseland, New Jersey
August 13, 2003

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


                                                           /s/ Leonard Friedman
                                                           --------------------
                                                           Leonard Friedman

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  For the period
                                                                                 November 15, 2001
                                                                 Year Ended    (date of inception) to
                                                                  April 30,          April 30,
                                                                   2003                2002
                                                         ----------------------  ----------------------
REVENUE                                                        $     5,422,858      $          402,289
                                                         ----------------------  ----------------------
COSTS AND EXPENSES:

Cost of revenue                                                      3,768,495                 267,032
Selling expenses                                                        27,741                   4,857
General and administrative expenses                                  1,833,086                 112,246
Provision for doubtful accounts                                         38,779                       -
Depreciation and amortization                                          116,501                   2,570
                                                         ----------------------  ----------------------

         Total costs and expenses                                    5,784,602                 386,705
                                                         ----------------------  ----------------------

INCOME (LOSS) BEFORE PROVISION
   FOR INCOME TAXES                                                   (361,744)                 15,584

Provision for income taxes                                             (19,550)                 (4,350)
                                                         ----------------------  ----------------------
NET (LOSS) INCOME                                                     (381,294)                 11,234

    Imputed dividends accreted on
  Convertible Series B Preferred stock                                (173,000)                      -
                                                         ----------------------  ----------------------

NET (LOSS) INCOME ATTRIBUTABLE TO
    COMMON SHAREHOLDERS                                              $(554,294)                $11,234
                                                         ======================  ======================

Basic net (loss) income per common share                                $(0.05)                 $ 0.00
                                                         ======================  ======================

Basic weighted average number of
  common shares outstanding                                         10,376,685               5,500,000
                                                         ======================  ======================

The accompanying notes are an integral part of these consolidated financial Statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     (FORMERLY PHOENIX STAR VENTURES, INC.)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 YEAR ENDED APRIL 30, 2003 AND FOR THE PERIOD NOVEMBER 15, 2001 (DATE OF INCEPTION) TO APRIL 30, 2002
                                                                                  ADDITIONAL                        TOTAL
                                          PREFERRED STOCK       COMMON STOCK         PAID-IN      ACCUMULATED     SHAREHOLDERS'
                                         SHARES    AMOUNT      SHARES     AMOUNT     CAPITAL        DEFICIT         EQUITY
                                        --------- -------- ------------  -------- -----------     ----------      -----------
Issuance of common stock
  (date of inception, November 15, 2001)       -  $     -    5,500,000   $   550    $  4,450       $      -         $  5,000
Net income                                     -        -            -         -           -         11,234           11,234
                                        --------- -------- ------------  -------- -----------     ----------      -----------

BALANCE APRIL 30, 2002                         -        -    5,500,000       550       4,450         11,234           16,234

Effects of reverse acquisition               250        1    1,025,632       103     (80,919)             -          (80,815)
Return and retirement of common stock in
connection with reverse acquisition                     -     (500,000)      (50)         50              -                -
Sale of Series B Preferred stock sold
through private placement                    455        -            -         -     455,000              -          455,000
Series B Preferred stock issued in
consideration for payment of advances from
stockholder and accounts payable              64        -            -         -      64,000              -           64,000
Conversion of Series A Preferred stock to
common stock                                (250)      (1)   3,000,000       300        (299)             -                -
Imputed Series B Preferred stock dividend
attributable to beneficial conversion
feature                                        -        -            -         -     173,000       (173,000)               -
Sale of Series C Preferred stock sold
through private placement                  1,000        -            -         -   1,000,000              -        1,000,000
Issuance of common stock for
  acquisition of Invisinet, Inc.               -        -    1,000,000       100   1,749,900              -        1,750,000
Issuance of common stock for
  acquisition of Walker Comm, Inc.             -        -    2,486,000       249   4,574,000              -        4,574,249
Conversion of Series B Preferred stock to
common stock                                (519)       -      567,212        56         (56)             -                -
Stock options granted to an officer in
    connection with the acquisition of
    Invisinet, Inc.                                                                   63,513              -           63,513

NET LOSS                                       -        -            -         -           -       (381,294)        (381,294)
                                        --------- -------- ------------  -------- -----------     ----------      -----------
BALANCE, APRIL 30, 2003                    1,000  $     -   13,078,844   $ 1,308  $8,002,639      $(543,060)      $7,460,887
                                        ========= ======== ============  ======== ===========     ==========      ===========
The accompanying notes are an integral part of these consolidated financial statements.

               WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      FORMERLY PHOENIX STAR VENTURES, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             For the period
                                                                                                            November 15, 2001
                                                                                     Year Ended           (date of inception) to
                                                                                       April 30,                April 30,
                                                                                         2003                       2002
                                                                                    -------------              -------------
OPERATING ACTIVITIES:
    Net (loss) income                                                               $   (381,294)              $     11,234
    Adjustments to reconcile net (loss) income
     to net cash (used in) provided by operating activities:
    Depreciation and amortization                                                        116,501                      2,570
    Provision for doubtful accounts                                                       38,779                          -
    Gain on disposition of fixed assets                                                   (2,085)                         -
    Changes in operating assets and liabilities, net of acquisitions:
       Accounts receivable                                                              (676,341)                   (91,183)
       Costs and estimated earnings in excess of billings
         on uncompleted contracts                                                        (10,087)                         -
       Inventory                                                                           2,428                     (7,974)
       Prepaid expenses                                                                  (99,789)                         -
       Other Assets                                                                          (75)                    (2,242)
       Accounts payable and accrued expenses                                             182,614                     93,866
       Billings in excess of costs and estimated earnings
         on uncompleted contracts                                                       (155,539)                        -
       Income taxes payable                                                               19,550                      5,403
                                                                                    -------------              -------------
    NET CASH (USED IN)/PROVIDED BY OPERATING
        ACTIVITIES                                                                      (965,338)                    11,674
                                                                                    -------------              -------------
    INVESTING ACTIVITIES:
        Proceeds from disposition of fixed assets                                         41,607                          -
        Acquisition of property and equipment                                             (3,065)                   (20,895)
        Proceeds from repayment of note receivable                                       172,514
        Acquisition of businesses, net of cash acquired                                 (375,993)                         -
                                                                                    -------------              -------------
    NET CASH USED IN INVESTING ACTIVITIES                                               (164,937)                   (20,895)
                                                                                    -------------              -------------

    FINANCING ACTIVITIES:
       Cash received in reverse acquisition                                                3,257                          -
       Proceeds from advances from officers                                              100,000                     20,743
       Proceeds from sale of preferred stock                                           1,455,000                          -
       Proceeds from issuance of common stock                                                  -                      5,000
       Repayment of loans payable, shareholder                                           (20,743)
       Repayment of note payable, bank                                                  (200,000)                         -
       Repayment of equipment loans payable                                              (53,169)                         -
       Repayments of capital lease obligations                                            (2,077)                      (968)
                                                                                    -------------              -------------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                                          1,282,268                     24,775
                                                                                    -------------              -------------
NET INCREASE IN CASH AND CASH
EQUIVALENTS                                                                              151,993                     15,554
CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIOD                                                                                15,554                          -
                                                                                    =============              =============
CASH AND CASH EQUIVALENTS, END OF
    PERIOD                                                                          $    167,547               $     15,554

                                                                                    =============              =============

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      FORMERLY PHOENIX STAR VENTURES, INC.)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

                                                                                                           For the period
                                                                                                           November 15, 2001
                                                                               Year Ended               (date of inception) to
                                                                                April 30,                     April 30,
                                                                                  2003                           2002
                                                                             ------------                     -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
      Cash paid during the period for:
           Interest                                                          $     8,131                      $        640
                                                                             ============                     =============
           Income taxes                                                      $     1,380                      $        200
                                                                             ============                     =============
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Equipment acquired under capital lease                                 $     9,468                                 -
                                                                             ============
      Issuance of 64 shares of Series B preferred stock
         as payment of advances from shareholder and
            accounts payable                                                 $    64,000                                 -
                                                                             ============
      Imputed Series B preferred stock dividend attributable
            to a beneficial conversion feature                               $   173,000                                 -
                                                                             ============
      Issuance of common stock for net non-cash assets
            received in acquisitions                                         $ 6,324,249                                 -
                                                                             ============
     Conversion of Series A Preferred stock into common
            stock                                                            $       300                                 -
                                                                             ============
     Conversion of Series B Preferred stock into common  stock               $        56                                 -
                                                                             ============
     Stock options issued relating to an acquisition                         $    63,513
                                                                             ============
     Earn-out consideration unpaid relating to an acquisition                $    58,207
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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue recognition

The Company generates its revenue by providing project engineering and installation services for specialty communication systems, including wireless fidelity (WiFi) and fixed wireless deployment. The Company provides a range of specialty communication services including project management, site design, structured cabling, product integration, network security and technical support. These projects may require the integration of multiple communication components and engineering services in order to complete the project.

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


A valuation of certain assets was completed, including its property and equipment, list of major customers, and the Company internally determined the fair value of its other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used including the market and cost approaches. The initial purchase price allocation has been adjusted as a result of the valuation with customer lists being valued at $150,000 resulting in a decrease in goodwill by that amount. Accordingly a deferred tax liability of $54,000 was recorded since the amortization of the customer list is not available as a tax deduction to the Company. The aggregate changes resulted in goodwill being decreased to $1,627,044 as of the acquisition date.

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

A valuation of certain assets was completed, including property and equipment, inventory, list of major customers, contract backlog and the Company internally determined the fair value of its other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used, including the market and cost approaches. The initial purchase price allocation has been adjusted as a result of the valuation relating to inventory, property and equipment and list of major customers. As a result of the changes in purchase price allocation, property and equipment has increased by $292,734, inventory has increased by $67,000, and customer lists by $390,000 resulting in a decrease in goodwill of $749,734. Accordingly, a deferred tax liability of $299,000 was recorded since depreciation and amortization on the step up in the basis of these assets are not deductible for income tax purposes. In addition, the Company has recorded a deferred tax asset of $70,000 for future tax deductible items. Additionally, Walker, which prior to the acquisition, used the cash basis of accounting for income taxes, changed its tax accounting method to accrual basis starting from the date of acquisition, thus resulting in a deferred tax liability of $303,000. The Company recorded these deferred tax assets and liabilities and increased the goodwill by a net amount of $532,000. The aggregate changes resulted in goodwill being decreased to $3,761,838 as of the acquisition date.

The purchase price allocation has been calculated as follows:

      Assets purchased
          Cash                                                                      $     45,335
          Accounts receivable                                                          1,556,677
          Costs and estimated earnings in excess of billings on
            uncompleted contracts                                                        398,107
          Inventory                                                                       67,000
          Fixed assets                                                                   727,876
          Other assets                                                                    61,090
          Customer lists                                                                 390,000
          Deferred tax asset                                                              70,000
          Goodwill                                                                     3,761,838
                                                                                     ------------

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
                                                                                  ===============

Based on the final valuation, customer lists are being amortized over a period of 5 years. The Company recorded amortization expense of $26,000 for the year ended April 30, 2003. Any future goodwill impairments are not deductible for income tax purposes.

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES (continued)

The actual provisions for income taxes reflected in the consolidated statements of operations for the year ended April 30, 2003, and the period ended April 30, 2002, differ from the amounts computed at the federal statutory tax rates. The principal differences between the statutory income tax expense and the effective provision for income taxes are summarized as follows:

                                                                                                 2003              2002
                                                                                           ---------------     ---------------
          Expected tax benefit at statutory rate (34%)                                      $    (122,000)       $          -
          State and local taxes, net of federal tax benefit                                        19,550               4,350
          Increase in valuation allowance                                                         122,000                   -
                                                                                           ---------------     ---------------
                                      Totals                                                $      19,550        $      4,350
                                                                                           ===============     ===============

The tax effects of temporary differences which give rise to deferred tax assets and liabilities at April 30, 2003 is summarized as follows:

      Net operating loss carryforward                                                           $  54,000
      Deferred tax assets
          Allowance for doubtful accounts                                                          26,000
          Federal benefit of deferred state tax liabilities                                        44,000
          Valuation allowance                                                                     (54,000)
                                                                                                ----------

                Net deferred tax assets - current                                                  70,000
                                                                                                ----------

      Deferred tax liabilities
          Sec 481(a) adjustment for cash to accrual basis of accounting
                                                          - current                              (100,000)
                                                          - long term                            (201,000)
           Non-deductible amortization of purchase price
                Inventory - current                                                               (29,000)
                Fixed assets- long term                                                          (111,000)

                Customer lists- long term                                                        (215,000)
                                                                                                ----------
                                              Total                                              (656,000)
                                                                                                ----------
      Net deferred tax liabilities                                                              $(586,000)
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

The following is a summary of activity with respect to stock options granted under the 2002 Plan:

                                                                                                           Weighted-average
                                                                  Shares           Price per share          price per share
                                                            --------------        -----------------       -----------------

            May 1, 2002                                                -                -                          -
            Granted                                                77,000          $1.35 to $1.66                $1.45
                                                            --------------
       Balance outstanding at April 30, 2003                       77,000
                                                            ==============

The following table summarizes the stock options outstanding and exercisable at April 30, 2003:

                                                Options outstanding                   Options exercisable
                                                          Weighted-
                                                           average
                                       Shares             remaining                                Exercise
            Exercise Prices         Under option        life in years            Shares              price
            ---------------         -------------       -------------           --------           -------
            $1.35                       50,000              4.42                  4,166             $1.35
            $1.37                        2,000              4.58                    500             $1.37
            $1.66                       25,000              4.92                  6,250             $1.66
                                    -------------                            ----------
            Total                       77,000                                   10,916
                                    -------------                             ---------

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     (FORMERLY PHOENIX STAR VENTURES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SEGMENT REPORTING

The Company's reportable segments are determined based upon the nature of the services, the external customers and customer industries and the sales and distribution methods used to market the products. The Company has two reportable segments: wireless infrastructure services and specialty communication systems. The Company evaluates performance based upon (loss) income before income taxes. Corporate includes corporate salaries and external professional fees, such as accounting, legal and investor relations costs which are not allocated to the other subsidiaries. Corporate assets include cash, prepaid expenses, and deferred tax assets. Segment reporting commenced after the Company acquired Walker in December 2002. Prior to that date, the Company operated as only one segment. Segment results for the years ended April 30, 2003 and 2002 are as follows:

                                                                        WIRELESS             SPECIALTY
                                                CORPORATE             INFRASTRUCTURE       COMMUNICATIONS          Total
                                           --------------------  -------------------- -------------------- --------------------
   For the year ended April 30, 2003
   Revenue                                  $                -    $        1,850,300   $        3,572,558   $        5,422,858
   Net loss before income taxes             $         (223,211)   $          (61,185)             (77,348)            (361,744)
   Goodwill                                                       $        1,627,044   $        3,761,838   $        5,388,882
   Total assets                             $          136,963    $        2,753,206   $        6,931,057   $        9,821,226
   Depreciation and amortization            $                -    $           21,543   $           94,958   $          116,501

   For the year ended April 30, 2002

   Revenue                                  $                -    $                -   $                -   $          402,289
   Net income before income taxes           $                -    $                -   $                -   $           15,584


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

Lease Commitments

The Company leases its office (see Note 8) facilities pursuant to non-cancelable operating leases expiring through February 2011. The minimum rental commitments under these non-cancelable leases, at April 30, 2003 are summarized as follows:

         Year ending April 30,
                2004                                     $    154,000
                2005                                          107,000
                2006                                           94,000
                2007                                           97,000
                2008                                          100,000
                Thereafter                                    299,000
                                                         -------------
         Total minimum lease payments                    $    851,000
                                                         =============

Rent expense for all operating leases was approximately $100,000 and $10,000 in 2003 and 2002, respectively.

Walker Comm, Inc. Acquisition

In connection with the acquisition of Walker, an additional $500,000 is payable to the Walker shareholders, provided Walker achieves certain net profits, to be paid in quarterly distributions equal to 75% of net income. At April 30, 2003, $58,207 was payable to the Walker shareholders against this earn-out provision. Accordingly, goodwill was increased by $58,207.

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

Andrew Hidalgo, Chairman  and Chief Executive Officer

     Mr. Hidalgo became Chairman of the Board and Chief Executive Officer of the Company in June 2002. He is responsible for the Company's operations and direction. From September 2000 until June 2002, Mr. Hidalgo was President of Wireless Professional Communication Services, Inc. From November 1999 to September 2000, Mr. Hidalgo was Chairman and Chief Executive Officer of CommSpan Incorporated. From December 1997 to November 1999, Mr. Hidalgo was Senior Vice President at Applied Digital Solutions, a communications infrastructure company, where he was responsible for implementing a strategic direction involving acquisitions, business integration and sales development while managing overall operations for the company's five core business divisions and 25 subsidiary companies. Prior to that, Mr. Hidalgo held various positions in operations, sales and marketing with the 3M Company, Schlumberger and General Electric. He attended Fairfield University in Fairfield, Connecticut where he majored in Marketing and Finance.

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

Joseph Heater, Chief Financial Officer

     Mr. Heater has been Chief Financial Officer since July 2003. From November 2001 to June 2003, Mr. Heater was the Controller for Locus Pharmaceuticals, Inc., a development stage pharmaceutical company. Prior to that, from April 1999 to September 2001, Mr. Heater was Director of Finance and Corporate Controller for esavio Corporation, an information technology consulting company providing application development, network design, integration, and managed services . Prior to that, from March 1995 to November 1998, Mr. Heater was Director of Financial Planning and Assistant Corporate Controller for Airgas, Inc. Mr. Heater holds a B.S. from the University of Nebraska and an M.B.A. from Villanova University.

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

      Name and Principal Position             Fiscal Year        Salary
      --------------------------------------- ------------ --------------------
      Andrew Hidalgo                             2003           $141,000
      Chairman and Chief Executive Officer
      --------------------------------------- ------------ --------------------
      Stephen C. Jackson                         2002            $36,000
      President, Secretary and Treasurer

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

DIRECTOR COMPENSATION

Directors serve without cash compensation and without other fixed remuneration. Directors are entitled to receive stock options under our 2002 Stock Option as determined by the Board of Directors. We reimburse our directors for expenses incurred in connection with attending Board meetings.


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

        Title of Class            Name and Address of              Amount and Nature of     Percent of
                                  Beneficial Owner                 Beneficial Ownership        Class
                                                                             (1)
        ------------------------- ------------------------------- ------------------------ --------------
        Common stock              Andrew Hidalgo                                5,380,000          41.1%
                                  608 Perimeter Drive
                                  Downingtown, PA 19335
        ------------------------- ------------------------------- ------------------------ --------------
        Common stock              Donald Walker                                 1,217,145           9.3%
                                  521 Railroad Avenue
                                  Fairfield, CA 94533
        ------------------------- ------------------------------- ------------------------ --------------
        Common stock              Gary Walker                                     930,759           7.1%
                                  521 Railroad Avenue
                                  Fairfield, CA 94533
        ------------------------- ------------------------------- ------------------------ --------------
        Common stock              J. Johnson LLC (2)                              850,000           6.5%
                                  245 West Roosevelt Road
                                  West Chicago, IL 60185
        ------------------------- ------------------------------- ------------------------ --------------

        Common Stock              William Whitehead                                 8,000              *
                                  609 Portland Drive
                                  Downingtown, PA 19335
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     At the time of the following transactions, there were no affiliations between us and the other parties. As a result of these transactions, the other parties became affiliates. The transactions were ongoing after the close resulting in payoffs to the other parties who became affiliates.

     On November 13, 2002, we acquired all of the outstanding shares of Invisinet from its shareholders in exchange for an aggregate of 1,000,000 newly issued shares of our common stock. An additional 150,000 shares of our common stock were to be issued to a shareholder, provided Invisinet achieved certain financial targets over a two year period beginning on the first anniversary date of the merger. On May 27, 2003, we and the shareholder mutually agreed to cancel the issuance of bonus shares and in exchange, issued options to purchase 300,000 shares of our common stock.

     On December 30, 2002, we acquired all of the outstanding shares of Walker Comm in exchange for an aggregate of 2,486,000 newly issued shares of our common stock and $500,000 cash consideration. An additional $500,000 is payable contingent upon Walker Comm achieving certain net profits, to be paid in quarterly distributions equal to 75% of net income, which would increase the purchase price. At January 31, 2004, $103,016 was payable to the Walker Comm shareholders against this earn-out provision.

     In connection with the acquisition of Walker Comm, we assumed a lease with trusts, of which, certain of our officers are the trustees, for a building and land located in Fairfield, California, which is occupied by our Walker Comm subsidiary. The lease calls for monthly rental payments of $4,642, with annual increases, calculated using the San Francisco-Oakland-San Jose Consolidated Metropolitan Statistical Area Consumer Price Index.

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

     (b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely reasonably to materially effect, the Company's internal control over financial reporting.

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

                         WPCS INTERNATIONAL INCORPORATED


                      /s/ ANDREW HIDALGO
                      ------------------
                      Andrew Hidalgo,
                      Chief Executive Officer
                      (principal executive officer)


                      /s/ JOSEPH HEATER
                      ----------------
                      Joseph Heater,
                      Chief Financial Officer
                      (principal accounting officer)


Date: May 4, 2004


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities as on May 4, 2004.

                           /s/ ANDREW HIDALGO
                           ------------------
                           Andrew Hidalgo,
                           Chairman of the Board

                           --------------
                           Norm Dumbroff,
                           Director

                           --------------
                           Neil Hebenton,
                           Director

                           /s/ GARY WALKER
                           ---------------
                           Gary Walker,
                           Director

                           /s/ WILLIAM WHITEHEAD
                           ---------------------
                           William Whitehead,
                           Director