Form 10QSB/A
period 2003-07-31
WPCS INTERNATIONAL INC
filed 2004-05-04
CIK 1086745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                 Amendment No. 1

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES


                                    I N D E X

PART I.       FINANCIAL INFORMATION


              ITEM 1.      Condensed consolidated balance sheets at July 31, 2003
                                    (unaudited) and  April 30, 2003                                         4 - 5

                           Condensed consolidated statements of operations for the three
                                    months ended July 31, 2003 and 2002 (unaudited)                             6

                           Condensed consolidated statement of shareholders'
                                     equity for the three months ended July
                                     31, 2003 (unaudited)                                                    7

                           Condensed consolidated statements of cash flows for the three
                                    months ended July 31, 2003 and 2002 (unaudited)                         8 - 9

                           Notes to condensed consolidated financial statements (unaudited)               10 - 16


              ITEM 2.      Management's Discussion and Analysis                                           17 - 24

              ITEM 3.      Controls and Procedures                                                             25

PART II.      OTHER INFORMATION

              ITEM 6.      Exhibits and Reports on 8-K                                                         26

                           SIGNATURES                                                                          27

                           CERTIFICATIONS                                                                 28 - 31

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                July 31,              April 30,
                                 ASSETS                                           2003                   2003
                                                                                ----------------     --------------

                                                                                    (UNAUDITED)

CURRENT ASSETS:
    Cash and cash equivalents                                                      $    929,084      $   167,547

    Accounts receivable, net of allowance of $10,679 and
      $11,779 at July 31, 2003 and April 30, 2003, respectively                       3,070,588        2,397,236
    Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                             946,658          408,194
    Inventory                                                                            90,352           77,775
    Prepaid expenses                                                                    196,473          143,113
    Deferred tax assets                                                                  70,000           70,000
                                                                                ----------------    ---------------


         Total current assets                                                         5,303,155        3,263,865


PROPERTY AND EQUIPMENT, NET                                                             612,470          647,951

CUSTOMER LISTS, NET                                                                     472,000          499,000

GOODWILL                                                                              5,538,882        5,388,882

OTHER ASSETS                                                                             22,771           21,528
                                                                                ----------------    ---------------


                Totals                                                             $ 11,949,278      $ 9,821,226
                                                                                ================    ===============



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                                                                                      July 31,            April 30,
                   LIABILITIES AND SHAREHOLDERS' EQUITY                                2003                 2003
                                                                                  -----------------   -----------------
                                                                                   (UNAUDITED)
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                            $   1,145,131      $1,278,443
    Billings in excess of costs and estimated earnings on
       uncompleted contracts                                                             1,407,155         215,819
    Current maturities of capital lease obligations                                          2,294           2,294
    Current maturities of equipment loans payable                                           10,327          21,268
    Note payable, officer                                                                  100,000         100,000
    Due to shareholders                                                                    208,207          58,207
    Income taxes payable                                                                   143,000          23,700
    Deferred income taxes, current portion                                                 129,000         129,000
                                                                                  -----------------   ----------------

          Total current liabilities                                                      3,145,114       1,828,731

     Capital lease obligations, net of current maturities                                    4,056           4,608
     Deferred income taxes, net of current portion                                         434,000         527,000
                                                                                  -----------------   ----------------

            Total Liabilities                                                            3,583,170       2,360,339
                                                                                  -----------------   ----------------

COMMITMENTS

SHAREHOLDERS' EQUITY:
   Preferred Stock - $0.0001 par value, 5,000,000 shares authorized

   Series C Convertible Preferred Stock, 1,000 shares designated, 1,000 shares issued and outstanding at July 31, 2003,
       liquidation preference $1,000,000                                                         -               -

   Common Stock - $0.0001 par value,
         30,000,000 shares authorized, 14,856,604 and
       13,078,844 shares issued and outstanding at July 31, 2003 and April
       30, 2003, respectively                                                                1,486           1,308
   Additional paid- in capital                                                           9,030,426       8,002,639
   Accumulated deficit                                                                    (665,804)       (543,060)
                                                                                  -----------------   -----------------


           Total shareholders' equity                                                    8,366,108       7,460,887
                                                                                  -----------------   -----------------

            Totals                                                                 $    11,949,278      $9,821,226
                                                                                  =================   =================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                               Three Months Ended
                                                                                    July 31,
                                                                            2003                2002
                                                                      -----------------    -----------------
REVENUE                                                                $   3,096,483          $   393,124
                                                                      -----------------    -----------------
COSTS AND EXPENSES:
     Cost of Revenue                                                       2,029,246              303,177
     Selling, general and administrative expenses, including
         $129,965 of non-cash compensation expense
         for the three months ended July 31, 2003                          1,085,299              189,064
     Depreciation and amortization                                            63,682                1,543
                                                                      -----------------    -----------------

         Total costs and expenses                                          3,178,227              493,784
                                                                      -----------------    -----------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                       (81,744)            (100,660)
    Provision for income taxes                                               (41,000)                   -
                                                                      -----------------    -----------------
NET LOSS                                                                    (122,744)            (100,660)

Imputed dividends accreted on
  Convertible Series B Preferred stock                                             -             (173,000)
                                                                      -----------------    -----------------
NET LOSS ATTRIBUTABLE TO
    COMMON SHAREHOLDERS                                                $    (122,744)         $  (273,660)
                                                                      =================    =================

Basic net loss per common share                                        $       (0.01)         $     (0.03)
                                                                      =================    =================
Basic weighted average number of
  common shares outstanding                                               13,252,755            8,400,632
                                                                      =================    =================

         The accompanying notes are an integral part of these condensed consolidated financial statements

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JULY 31, 2003
                                   (UNAUDITED)

                                                                                            ADDITIONAL    ACCUMULATED      TOTAL
                                           PREFERRED STOCK            COMMON STOCK            PAID-IN      DEFICIT     STOCKHOLDERS'
                                         SHARES      AMOUNT       SHARES          AMOUNT      CAPITAL                    EQUITY
                                        ----------- ----------- -----------      ----------- ----------------------    -----------
BALANCE MAY 1, 2003                          1,000  $        -  13,078,844     $    1,308  $8,002,639    $ (543,060)  $7,460,887

Issuance of common stock  through
private placement                                -           -   1,777,760     $      178     897,822             -      898,000
Fair value of stock options granted to
nonemployees                                     -           -           -              -     129,965             -      129,965


NET LOSS                                         -           -           -              -           -      (122,744)    (122,744)
                                        ----------- ----------- -----------    ----------- -----------   -----------  -----------
BALANCE, JULY 31, 2003                       1,000  $        -  14,856,604     $    1,486  $9,030,426     $(665,804)  $8,366,108
                                        =========== =========== ===========    =========== ===========   ===========  ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Three Months Ended
                                                                                               July 31,

                                                                                     2003                      2002
                                                                                --------------            --------------
OPERATING ACTIVITIES:
     Net loss                                                                     $  (122,744)               $(100,660)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                                63,682                    1,543
          Provision for doubtful accounts                                              (1,100)                       -
          Fair value of stock options granted to non-employees                        129,965                        -
          Deferred income taxes                                                       (93,000)                       -
          Changes in operating assets and liabilities:
                Accounts receivable                                                  (672,252)                (205,541)
                Costs and estimated earnings in excess of billings on
                uncompleted contracts                                                (538,464)                       -
                Inventory                                                             (12,577)                  (3,266)
                Prepaid expenses                                                      (53,360)                (117,500)
                Other assets                                                           (1,243)                       -
                Accounts payable and accrued expenses                                (133,312)                  99,499
                     Billings in excess of costs and estimated earnings on
                      uncompleted contracts                                         1,191,336                        -
                Income taxes payable                                                  119,300                        -
                                                                                --------------           --------------

NET CASH USED IN OPERATING  ACTIVITIES                                               (123,769)                (325,925)
                                                                                --------------           --------------

INVESTING ACTIVITIES:
        Acquisition of property and equipment                                          (1,201)                       -
                                                                                --------------           --------------

NET CASH USED IN INVESTING ACTIVITIES                                                  (1,201)                       -
                                                                                --------------           --------------

FINANCING ACTIVITIES:
      Cash received in reverse acquisition                                                  -                    3,257
      Proceeds from sale of preferred stock                                                 -                  455,000
      Proceeds from issuance of common stock                                          898,000                       -
      Repayment of notes payable-bank                                                       -                  (9,115)
      Repayment of equipment loans payable                                            (10,941)                      -
      Payments of capital lease obligations                                              (552)                   (500)
                                                                                --------------           --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                             886,507                  448,642
                                                                                --------------           --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             761,537                  122,717

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        167,547                   15,554
                                                                                --------------           --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $   929,084              $   138,271
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

Goodwill through the three months ended July 31, 2003 consisted of the following:

            Beginning balance, May 1, 2003              $5,388,882
            Walker earn-out provision                      150,000
                                                        ----------
            Ending Balance, July 31, 2003               $5,538,882
                                                        ==========

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

Segment results for the three months ending July 31, 2003 are as follows:

                                                                    WIRELESS         SPECIALTY
                                                 CORPORATE        INFRASTRUCTURE  COMMUNICATIONS       TOTAL

   Revenue                                  $           -          $   620,589    $ 2,475,894     $  3,096,483

   Net (loss) income before income taxes    $    (215,890)         $   (14,401)       148,547          (81,744)

   Goodwill                                                        $ 1,627,044    $ 3,911,838     $  5,538,882

   Total assets                             $     955,898          $ 3,694,575    $ 7,298,805     $ 11,949,278

NOTE 8 - SUBSEQUENT EVENTS

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

NOTE 8 - SUBSEQUENT EVENTS( Continued)

Through September 5, 2003, the Company sold the remaining 60 Units in connection with the Offering, received additional proceeds of $1,347,500, net of placement agents commission from the Offering and issued 2,666,640 shares of its common stock.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

 On November 13, 2002, we entered into an agreement and completed a merger with Invisinet, Inc. Invisinet is in a similar business as us, providing fixed wireless technology services to its customers. The acquisition of Invisinet broadens our customer base and expands our technical resources capable of deploying wireless systems. For the three months ended July 31, 2003, the acquisition of Invisinet increased our revenue by approximately $574,000 as compared to the same period in the prior year. To complete the merger, we acquired 100% of the common stock of Invisinet by issuing 1,000,000 shares of our common stock with a fair value of $1,750,000, based on the average value of our common stock as of a few days before and after the merger was announced. Based on the net assets acquired of Invisinet, we have recognized goodwill of approximately $1.6 million.

On December 30, 2002, we acquired all of the outstanding common stock of Walker Comm, Inc. The acquisition of Walker gives us the ability to provide specialty communication systems to our customers along with strengthening our project management capabilities. For the three months ended July 31, 2003, the acquisition of Walker increased our revenue approximately $2.5 million as compared to the same period in the prior year. The aggregate consideration we paid for Walker was approximately $5,113,000. To complete the merger, all of the issued and outstanding shares of common stock of Walker were exchanged for aggregate merger consideration consisting of $500,000 in cash and our common stock with a value of approximately $4,574,000, or 2,486,000 shares valued at $1.84 per share based on the average value of our common stock as of a few days before and after the merger was announced. Based on the net assets acquired of Walker, we recognized goodwill of approximately $3.8 million.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

     Management currently considers the following events, trends and uncertainties to be important to understand its results of operations and financial condition:

o We started our operations in December 2001. We did not record significant revenue for the period from November 15, 2001 (date of inception) to April 30, 2002. The operations for this period were conducted prior to the acquisitions of three privately-held companies, Invisinet, Walker and Clayborn.

o As a result of the acquisitions of Invisinet on November 13, 2002 and Walker on December 30, 2002, we experienced significant growth in our overall business and commenced operations in two segments, wireless infrastructure services and specialty communication systems. As of July 31, 2003, the specialty communications segment represents approximately 80% of total revenue, and wireless infrastructure services represent approximately 20% of total revenue.

o Furthermore, we plan to evaluate additional acquisition opportunities in 2004 in an attempt to build out a national, strategically located workforce that will allow our segments to leverage, to the extent feasible, related internal synergies, and to take advantage of expected growth in the wireless infrastructure and specialty communications markets.

o Our selling, general and administrative expenses decreased as a percentage of revenue for the three months ended July 31, 2003, as compared to the same period in the prior year.

Three Months Ended July 31, 2003 Compared to Three Months Ended July 31, 2002

                                                                  Three months ended July 31,
                                                             2003                              2002
                                                ------------------------------    -----------------------------
Revenue                                          $3,096,483             100.0%        $393,124           100.0%
                                                ------------------   ---------    ------------------   ------
Costs and expenses:


Cost of Revenue                                  2,029,246               65.5%         303,177            77.1%

Selling, general and administrative expenses     1,085,299               35.0%         189,064            48.1%

Depreciation and amortization                       63,682                2.1%           1,543             0.4%
                                                -------------------- ---------    -------------------- --------

     Total costs and expenses                    3,178,227              102.6%         493,784           125.6%
                                                -------------------- ---------    -------------------- --------

Loss before provision for income taxes             (81,744)              -2.6%        (100,660)          -25.6%


Provision for income taxes                         (41,000)              -1.3%               -             0.0%
                                                -------------------- ---------    -------------------- --------


Net loss                                          (122,744)              -3.9%        (100,660)          -25.6%

Imputed dividends accreted on Convertible
Series B Preferred Stock                                 -                0.0%        (173,000)          -44.0%
                                                -------------------- ---------    -------------------- --------


Net loss attributable to common shareholders     $(122,744)              -3.9%     $  (273,660)          -69.6%
                                                ==================== =========    ==================== ========

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



         Revenue for the three months ended July 31, 2003 was approximately $3,096,000 as compared to $393,000 for the three months ended July 31, 2002. The increase in revenue during the quarter ended July 31, 2003, compared to the same period in the prior year, is a result of the acquisitions of Invisinet and Walker, which accounted for $3,049,000 of the total revenue for the quarter.

         Revenue from the specialty communication segment for the three months ended July 31, 2003 was approximately $2,476,000 or 80% of total revenue. Wireless infrastructure segment revenue for the three months ended July 31, 2003 was approximately $620,000 or 20% of total revenue for the quarter.

Cost of Revenue

         In the case of the wireless infrastructure segment, cost of revenue consists of component material costs, direct labor costs and costs incurred for third party sub-contractor services. For the specialty communication segment, cost of revenue consists of direct costs on contracts, including materials, labor, and other overhead costs. Our cost of revenue margin varies from job to job. For the three months ended July 31, 2003, our cost of revenue was approximately $2,029,000, or 65.5% of revenue. For the three months ended July 31, 2002, cost of revenue was approximately $303,000, or 77.1% of revenue. The dollar increase in total Company cost of revenue is due to the corresponding increase in revenue as a result of the acquisitions of Invisinet and Walker. The decrease in cost of revenue as a percentage of revenue is due to the revenue mix of the recent acquisitions.

Selling, general and administrative expenses

         For the three months ended July 31, 2003, total selling, general and administrative expenses were $1,085,000 or 35.0% of total revenue. For the three months ended July 31, 2002, selling, general and administrative expenses were $189,000 or 48.1% of revenue. The percentage decrease is due to the management of our cost structure as we leverage incremental revenue in fiscal 2004. For the three months ended July 31, 2003, included in selling, general and administrative expenses are $354,000 for salaries, commissions, and payroll taxes. The increase in salaries and payroll taxes compared to the same period in the prior year is due the increase in headcount as a result of the acquisition of Invisinet and Walker. In addition, Walker employs union employees for whom it incurred $227,000 in union benefits during the quarter. Professional fees were $197,000, with the increase due primarily to an increase in investor relations fees. Insurance costs were $129,000 and rent for office facilities were $48,000. Other selling, general and administrative expenses totaled $130,000. For the three months ended July 31, 2003, total selling, general and administrative expenses for the wireless infrastructure segment were $200,000 and $733,000 for the specialty communication segment, respectively.

          For the three months ended July 31, 2002, included in selling, general and administrative expenses were $64,000 for salaries, commissions and payroll taxes and $96,000 in professional fees. Rent for our office facilities amounted to $8,000. Other selling, general and administrative expenses totaled $21,000.

For the three months ended July 31, 2003 and 2002, depreciation and amortization was approximately $64,000 and $1,500, respectively. The increase in depreciation and amortization is due to an increase in property and equipment and customer lists from the acquisition of Invisinet and Walker.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


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

Liquidity and capital resources


         At July 31, 2003, we had working capital of $2,158,000, which consisted of current assets of approximately $5,303,000 and current liabilities of $3,145,000. Current assets included $929,000 in cash, $4,017,000 in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, $90,000 in inventories, $197,000 in prepaid expenses, and $70,000 in deferred tax assets. Current liabilities included $2,552,000 in accounts payable, accrued expenses and billings in excess of costs and estimated earnings on uncompleted contracts, $100,000 payable to an officer of the Company, $208,000 payable to shareholders of the Company, $143,000 income taxes payable, $129,000 in current portion of deferred income taxes, and $13,000 in other current liabilities. The increase in accounts receivable between April 30, 2003 and July 31, 2003 is due primarily to recent acquisitions we made, and secondarily by internal growth.

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

            In connection with the Offering, we have the ability to redeem some or all of the Warrants for $0.01 if our common stock is at least $1.25 per share on average for 10 consecutive trading days ending not earlier than 30 days before the Warrants are called for redemption. If we decide to redeem the warrants, we will provide written notice to each warrant holder that the warrants will be redeemed at a price of $0.01 per warrant on a fixed date, not less than thirty days from mailing of the notice. Warrant holders would have until the end of business on the day before redemption to exercise their warrants at an exercise price of $0.90. Since we cannot redeem warrants until our stock price is trading at $1.25, which is higher than the warrant exercise price of $0.90, if we decide to redeem the warrants, we believe most, if not all, warrant holders will elect to exercise their warrants. Therefore, the redemption of the Warrants would provide us with up to approximately $4,000,000 in additional cash upon warrant holders exercising their Warrants instead of allowing us to redeem the Warrants. In the event the warrant holders elect not to exercise their warrants and our stock price is not trading at $1.25 for ten consecutive trading days, we may not receive the cash.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



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

                   Our capital requirements depend on numerous factors, including market for our products and services, the resources we devote to developing, marketing, selling and supporting our products and services, the timing and extent of establishing additional markets and other factors. At July 31, 2003, we had cash of $929,000. To address our working capital needs and growth in our revenue and customer base, we anticipate obtaining a working capital line of credit for working capital needs. In addition, we are raising $2.5 million in a private placement for a number of uses, including the Clayborn acquisition. We also expect to redeem approximately $4 million of the Warrants from the Offering within the next twelve months, as discussed above. Accordingly, we believe these internally available funds, and expected financing activities, will provide us sufficient capital to meet our short-term needs for the next twelve months. These funding needs include working capital and capital expenditures, the $500,000 earn-out to be paid related to the Walker acquisition, and the expected payment of quarterly distributions of post tax profits to Clayborn shareholders for the next twelve months. The total distribution to Clayborn shareholders is $1,100,000, which is due by September 30, 2007. Our future operating results may be affected by a number of factors including our success in bidding on future contracts and our continued ability to manage controllable costs effectively. To the extent we grow by future acquisitions that involve consideration other than stock, our cash requirements may increase.

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



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

         Changes in internal controls. There were no changes in the Company's internal controls over financial reporting that occurred during the period covered by this report that materially affected, or is likely reasonably to materially effect, the Company's interal control over financial reporting.

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




                                            WPCS INTERNATIONAL INCORPORATED


Date: May 4, 2004                          By: /s/ JOSEPH HEATER
                                               ------------------
                                                 Joseph Heater
                                                 Chief Financial Officer