Form 10QSB/A
period 2003-10-31
WPCS INTERNATIONAL INC
filed 2004-05-04
CIK 1086745

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                                    I N D E X

PART I.       FINANCIAL INFORMATION

              ITEM 1.      Condensed consolidated balance sheets at October 31, 2003
                                    (unaudited) and  April 30, 2003                                            3 - 4

                           Condensed consolidated statements of operations for the three
                                    and six months ended October 31, 2003 and 2002 (unaudited)                     5

                           Condensed consolidated statement of shareholders' equity for the six
                                        months ended October 31, 2003 (unaudited)                                  6

                           Condensed consolidated statements of cash flows for the six
                                    months ended October 31, 2003 and 2002 (unaudited)                         7 - 8

                           Notes to condensed consolidated financial statements                               9 - 17


              ITEM 2.      Management's Discussion and Analysis                                              18 - 28

              ITEM 3.      Controls and Procedures                                                                29

PART II.      OTHER INFORMATION

              ITEM 6.      Exhibits and Reports on 8-K                                                            30

                           SIGNATURES                                                                             31

                           CERTIFICATIONS                                                                    32 - 36

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   October 31,       April 30,
                                 ASSETS                               2003             2003
                                                                   --------------- ---------------
                                                                     (UNAUDITED)

CURRENT ASSETS:
    Cash and cash equivalents ....................................  $   1,228,964   $     167,547
    Accounts receivable, net of allowance of $16,696 and
      $11,779 at October 31, 2003 and April 30, 2003, respectively      5,425,705       2,397,236
    Costs and estimated earnings in excess of billings on
      uncompleted contracts ......................................        835,613         408,194
    Inventory ....................................................         94,248          77,775
    Prepaid expenses .............................................        206,538         143,113
    Income taxes receivable ......................................        104,765              --
    Deferred tax assets ..........................................         50,000          70,000
                                                                   --------------- ---------------

         Total current assets ....................................      7,945,833       3,263,865


PROPERTY AND EQUIPMENT ...........................................        934,299         647,951

CUSTOMER LISTS ...................................................        445,000         499,000

GOODWILL .........................................................      7,771,633       5,388,882

OTHER ASSETS .....................................................         74,030          21,528
                                                                   --------------- ---------------
                Totals ...........................................   $ 17,170,795   $   9,821,226
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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Three Months Ended                      Six Months Ended
                                                                   October 31,                            October 31,
                                                                 2003              2002              2003                2002
                                                         ------------------- --------------- -------------------- -----------------
REVENUE                                                  $        6,225,834  $      213,359  $         9,322,317  $        606,482
                                                         ------------------- --------------- -------------------- -----------------
COSTS AND EXPENSES:
     Cost of Revenue                                              4,610,888         170,919            6,640,134           474,096
     Selling, General and administrative expenses, including
        $57,655 and $129,965 of non-cash
        compensation expense for the three and six
        months ended October 31, 2003, respectively               1,439,755         207,684            2,525,054           396,746

     Provision for doubtful accounts                                 23,658          26,285               23,658            26,285

     Depreciation and amortization                                   90,532           1,542              154,214             3,085
                                                         ------------------- --------------- -------------------- -----------------
                           Total costs and expenses               6,164,833         406,430            9,343,060           900,212



INCOME (LOSS) BEFORE PROVISION FOR
    INCOME TAXES                                                     61,001        (193,071)             (20,743)         (293,730)

Provision for income taxes                                          (50,000)              -              (91,000)                -
                                                         ------------------- --------------- -------------------- -----------------
NET INCOME (LOSS)                                                    11,001        (193,071)            (111,743)         (293,730)

Imputed dividends accreted on
Convertible Series B Preferred stock                                      -               -                    -          (173,000)

NET INCOME (LOSS) ATTRIBUTABLE TO
    COMMON SHAREHOLDERS                                  $           11,001  $     (193,071) $          (111,743) $       (466,730)
                                                         =================== =============== ==================== =================

Basic net income (loss) per common share                 $             0.00  $        (0.02) $             (0.01) $          (0.05)
                                                         =================== =============== ==================== =================
Fully diluted net income per common share                $             0.00               -                    -                 -
                                                         =================== =============== ==================== =================
Basic weighted average number of
  common shares outstanding                                      19,332,911       9,025,632           16,292,833         8,689,620
                                                         =================== =============== ==================== =================
Fully diluted weighted average number of
   common shares outstanding                                     22,160,779       9,025,632           16,292,833         8,689,620
                                                         =================== =============== ==================== =================

 The accompanying notes are an integral part of these condensed consolidated financial statements

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2003
                                   (UNAUDITED)

                                                                                        ADDITIONAL     ACCUMULATED         TOTAL
                                       PREFERRED STOCK          COMMON STOCK             PAID-IN      (DEFICIT)/       SHAREHOLDERS'
                                      SHARES      AMOUNT    SHARES         AMOUNT         CAPITAL      EARNINGS           EQUITY
                                     --------   --------- ------------    ----------   ------------   -----------     -------------
BALANCE MAY 1, 2003                    1,000    $      -   13,078,844     $   1,308     $8,002,639    $ (543,060)     $  7,460,887

Conversion of Series C Preferred
  Stock to common stock               (1,000)          -    1,786,000           179           (179)            -                 -
Issuance of common stock  through
private placement                          -           -    4,444,400           445      2,206,381             -         2,206,826
Issuance of common stock,
Acquisition of Clayborn Contracting
Group, Inc.                                -           -      826,446            83        867,685             -           867,768
Fair value of stock options granted to
nonemployees                               -           -            -             -        187,620             -           187,620


NET LOSS                                   -           -            -             -              -      (111,743)         (111,743)
                                     --------   --------- ------------    ----------   ------------   -----------     -------------

BALANCE, OCTOBER 31, 2003                  -    $      -   20,135,690      $  2,015    $11,264,146     $ (654,803)    $ 10,611,358
                                     ========   ========= ============    ===========  ============   ============    =============

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 2 - SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (Continued)
Use of Estimates
In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. The most significant estimates relate to the calculation of percentage of completion on uncompleted contracts, allowance for doubtful accounts, valuation of inventory and life of customer lists. Actual results could differ from those estimates.

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

                                                                       Three months ended               Six months ended
                                                                          October 31                        October 31
                                                                      2003            2002             2003             2002
                                                                  -------------  -------------     -------------   -------------

    Revenue                                                       $  6,636,059   $  2,330,696      $ 10,855,296    $  4,548,850

    Net loss attributable to common shareholders                  $   (101,549)  $   (341,169)     $   (240,051)   $   (219,399)

    Weighted average number of shares used in calculation
    of basic earnings per share                                     20,159,357      9,852,078        17,119,279       9,516,066

    Basic net loss per share                                      $      (0.01)  $      (0.03)     $      (0.01)   $      (0.02)

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

                                                                Three months ended October 31, 2003
                                                                  Wireless               Specialty
                                               Corporate       Infrastructure          Communications          Total

   Revenue                                   $       -        $     1,102,052    $      5,123,782     $      6,225,834

   (Loss) income before income taxes         $(307,191)       $        41,675             326,517               61,001

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

    NOTE 9 - SEGMENT REPORTING (Continued)

                                                                  Six months ended October 31, 2003
                                                                  Wireless               Specialty
                                               Corporate       Infrastructure          Communications          Total

   Revenue                                 $         -          $      1,722,641    $     7,599,676     $       9,322,317

   (Loss) income before income taxes       $  (575,567)         $         79,760    $       475,064               (20,743)

   Goodwill                                                     $      1,632,544    $     6,139,089     $       7,771,633

   Total assets                            $   190,118          $      3,355,732    $    13,624,945     $      17,170,795

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


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

Results of Operations

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS



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

o With the acquisition of Clayborn in the second quarter of fiscal 2004, we experienced additional expansion of the specialty communication segment. As of October 31, 2003, the specialty communications segment represents approximately 80% of total revenue, and wireless infrastructure services represent approximately 20% of total revenue.

o Furthermore, we plan to evaluate additional acquisition opportunities in 2004 in an attempt to build out a national, strategically located workforce that will allow our segments to leverage, to the extent feasible, related internal synergies, and to take advantage of expected growth in the wireless infrastructure and specialty communications markets.

o Our backlog has increased to approximately $18 million as of October 31, 2003. Our backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts or purchase orders. The increase in backlog is the result of new contracts awarded to us by our customers. We expect this backlog to be fully recognized as revenue within the next twelve months.

o Our selling, general and administrative expenses decreased as a percentage of revenue for the three and six months ended October 31, 2003, as compared to the same period in the prior year.

Three Months Ended October 31, 2003 Compared to Three Months Ended October 31, 2002

                                                                Three months ended October 31,
                                                             2003                             2002
                                                 -----------------------------    -----------------------------
Revenue                                          $       6,225,834    100.0%      $         213,359    100.0%
                                                 ------------------   ------      ------------------   ------
Costs and expenses:
Cost of Revenue                                          4,610,888     74.1%                170,919     80.1%
Selling, general and administrative expenses             1,439,755     23.1%                207,684     97.3%
Provision for doubtful accounts                             23,658      0.4%                 26,285     12.3%
Depreciation and amortization                               90,532      1.4%                  1,542      0.7%
                                                 ------------------   ------      ------------------   ------
     Total costs and expenses                            6,164,833     99.0%                406,430    190.4%
                                                 ------------------   ------      ------------------   ------

Income (loss) before provision for income taxes             61,001      1.0%               (193,071)   -90.4%

Provision for income taxes                                 (50,000)    -0.8%                      -      0.0%
                                                 ------------------   ------      ------------------   ------
Net income (loss)                                $          11,001      0.2%      $        (193,071)   -90.4%
                                                 ==================   ======      ==================   ======

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS



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

     Revenue for the three months ended October 31, 2003 was approximately $6,226,000 as compared to $213,000 for the three months ended October 31, 2002. The increase in revenue during the quarter ended October 31, 2003, compared to the same period in the prior year, is a result of the acquisitions of Invisinet, Walker, and Clayborn, which accounted for $6,130,000 of the total revenue for the quarter.

     Revenue from the specialty communication segment for the three months ended October 31, 2003 was approximately $5,124,000 or 82% of total revenue. Wireless infrastructure segment revenue for the three months ended October 31, 2003 was approximately $1,102,000 or 18% of total revenue for the quarter.

Cost of Revenue

     In the case of the wireless infrastructure segment, cost of revenue consists of component material costs, direct labor costs and costs incurred for third party sub-contractor services. For the specialty communication segment, cost of revenue consists of direct costs on contracts, including materials, labor, and other overhead costs. Our cost of revenue margin varies from job to job. For the three months ended October 31, 2003, our cost of revenue was approximately $4,611,000, or 74.1% of revenue. For the three months ended October 31, 2002, cost of revenue was approximately $171,000, or 80.1% of revenue. The dollar increase in total Company cost of revenue is due to the corresponding increase in revenue as a result of the acquisitions of Invisinet, Walker and Clayborn. The decrease in cost of revenue as a percentage of revenue is due to the revenue mix of the recent acquisitions.

Selling, general and administrative expenses

     For the three months ended October 31, 2003, total selling, general and administrative expenses were $1,440,000 or 23.1% of total revenue. For the three months ended October 31, 2002, selling, general and administrative expenses were $208,000 or 97.3% of revenue. The percentage decrease is due to the management of our cost structure as we leverage incremental revenue in fiscal 2004. For the three months ended October 31, 2003, included in selling, general and administrative expenses are $524,000 for salaries, commissions, and payroll taxes. The increase in salaries and payroll taxes compared to the same period in the prior year is due the increase in headcount as a result of the acquisition of Invisinet, Walker and Clayborn. In addition, Walker employs union employees for whom it incurred $318,000 in union benefits during the quarter. Professional fees were $175,000, with the increase due primarily to an increase in investor relations, accounting and legal fees. Insurance costs were $158,000 and rent for office facilities were $65,000. Other selling, general and administrative expenses totaled $200,000. For the three months ended October 31, 2003, total selling, general and administrative expenses for the wireless infrastructure segment were $130,000 and $1,088,000 for the specialty communication segment, respectively.

     For the three months ended October 31, 2002, included in selling, general and administrative expenses were $72,000 for salaries, commissions and payroll taxes and $101,000 in professional fees. Rent for our office facilities amounted to $8,000. Other selling, general and administrative expenses totaled $27,000.

     For the three months ended October 31, 2003 and 2002, the provision for doubtful accounts was approximately $24,000 and $26,000, respectively. The provision represents accounts receivable which we consider uncollectible, based on a number of factors, including the length of time a customer account is past due, previous loss history, and the customer's ability to pay its obligations.

     For the three months ended October 31, 2003 and 2002, depreciation and amortization was approximately $90,000 and $1,500, respectively. The increase in depreciation and amortization is due to an increase in property and equipment and customer lists from the acquisition of Invisinet and Walker, and an increase in property and equipment from the acquisition of Clayborn.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS



Net income

     Net income was $11,000 for the three months ended October 31, 2003. Net income for the quarter ended October 31, 2003 included a non-cash charge of approximately $58,000 for the grant of stock options to certain consultants, to purchase 380,000 shares of the Company's common stock. In accordance with SFAS No. 123, stock options granted to non-employees are required to be expensed based on the fair value of the equity instruments or fair value of the consideration received. Net income also included income tax expense of $50,000 to provide for state income taxes and certain book-to-tax permanent differences.

     We incurred a net loss of approximately $193,071 for the three months ended October 31, 2002.

Six Months Ended October 31, 2003 Compared to Nine Months Ended October 31, 2002

                                                                    Six months ended October 31,
                                                               2003                              2002
                                                   ------------------------------    -----------------------------
Revenue                                            $       9,322,317    100.0%       $         606,482    100.0%
                                                   ------------------   ------       ------------------   ------
Costs and expenses:
Cost of Revenue                                            6,640,134     71.2%                 474,096     78.2%
Selling, general and administrative expenses               2,525,054     27.1%                 396,746     65.4%
Provision for doubtful accounts                               23,658      0.2%                  26,285      4.3%
Depreciation and amortization                                154,214      1.7%                   3,085      0.5%
                                                   ------------------   ------       ------------------   ------
     Total costs and expenses                              9,343,060    100.2%                 900,212    148.4%
                                                   ------------------   ------       ------------------   ------
Loss before provision for income taxes                       (20,743)    -0.2%                (293,730)   -48.4%

Provision for income taxes                                   (91,000)    -1.0%                       -      0.0%
                                                   ------------------   ------       ------------------   ------

Net loss                                                    (111,743)    -1.2%                (293,730)   -48.4%
Imputed dividends accreted on Convertible Series
B Preferred Stock                                                  -      0.0%                (173,000)   -28.5%
                                                   ------------------   ------       ------------------   ------
Net loss attributable to common shareholders       $        (111,743)    -1.2%       $        (466,730)   -76.9%
                                                   ==================== =========    ==================== ========

Revenue

     Revenue for the six months ended October 31, 2003 was approximately $9,322,000, as compared to $606,000 for six months ended October 31, 2002. The increase in revenue during the six month period ended October 31, 2003, compared to the same period in the prior year, is a result of the acquisitions of Invisinet, Walker, and Clayborn, which accounted for $9,179,000 of the total revenue for the period.

     Revenue from the specialty communication segment for the six months ended October 31, 2003 was approximately $7,600,000 or 82%. Wireless infrastructure segment revenue for the six months ended October 31, 2003 was approximately $1,723,000 or 18% of total revenue for the period.

Cost of Revenue

     For the six months ended October 31, 2003, our cost of revenue was approximately $6,640,000, or 71.2% of revenue. For the six months ended October 31, 2002, cost of revenue was approximately $474,000, or 78.2% of revenue. The dollar increase in cost of revenue is due to the corresponding increase in revenues as a result of the acquisitions of Invisinet, Walker and Clayborn. The decrease in cost of revenue as a percentage of revenue is due to the revenue mix of the recent acquisitions.

Selling, general and administrative expenses

     For the six months ended October 31, 2003, total selling, general and administrative expenses were $2,525,000 or 27.1% of total revenue. For the six months ended October 31, 2002, selling, general and administrative expenses were $397,000 or 65.4%. The percentage decrease is due to the management of our cost structure as we leverage our incremental revenue dollars in fiscal 2004. For the six months ended October 31, 2003, included in selling, general and administrative expenses are $878,000 for salaries, commissions and payroll taxes. The increase in salaries and payroll taxes is due the increase in headcount as a result of the acquisition of Invisinet, Walker and Clayborn. In addition, Walker employs union employees for whom it incurred $545,000 in union

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


benefits during the six month period. Professional fees were $372,000, with the increase due primarily to an increase in investor relations, accounting and legal fees. Insurance costs were $287,000 and rent for office facilities was $113,000. Other selling, general and administrative expenses totaled $330,000. For the six months ended October 31, 2003, total selling, general and administrative expenses for the wireless infrastructure segment were $455,000 and $1,654,000 for the specialty communication segment.

     For the six months ended October 31, 2002, included in the selling, general and administrative expenses are $142,000 for salaries, commissions and payroll taxes and $197,000 in professional fees. Rent for our office facilities amounted to $15,000. Other selling, general and administrative expenses totaled $43,000.

     For the six months ended October 31, 2003 and 2002, the provision for doubtful accounts was approximately $24,000 and $26,000, respectively.

     For the six months ended October 31, 2003 and 2002, depreciation and amortization was approximately $154,000 and $3,100, respectively. The increase in depreciation and amortization is due to an increase in property and equipment and customer lists from the acquisition of Invisinet, Walker and Clayborn.

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

     We incurred a net loss attributable to common shareholders of approximately $467,000 for the six months ended October 31, 2002.

Liquidity and capital resources

     At October 31, 2003, we had working capital of $1,859,000, which consisted of current assets of approximately $7,946,000 and current liabilities of $6,087,000. Current assets included $1,229,000 in cash, $6,262,000 in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, $94,000 in inventories, $206,000 in prepaid expenses, $105,000 in income tax receivable and $50,000 in deferred tax assets. Current liabilities included $4,125,000 in accounts payable, accrued expenses and billings in excess of costs and estimated earnings on uncompleted contracts, $100,000 payable to an officer of the Company, $1,423,000 payable to shareholders of the Company, $220,000 income taxes payable, $196,000 in current portion of deferred income taxes, and $23,000 in other current liabilities. The increase in accounts receivable between April 30, 2003 and October 31, 2003 is due primarily to recent acquisitions we made, and secondarily by internal growth.

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


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

     At October 31, 2003, we had cash of $1,229,000. We have a $750,000 revolving line of credit available, and we also expect to redeem approximately $4 million of the Warrants from the Offering within the next twelve months, as discussed above. Accordingly, we believe these internally available funds, and expected financing activities, will provide us sufficient capital to meet our short-term needs for the next twelve months. These funding needs include working capital and capital expenditures, the remaining $442,000 earn-out to be paid related to the Walker acquisition, and the expected payment of quarterly distributions of post tax profits to Clayborn shareholders for the next twelve months. The total distribution to Clayborn shareholders is $1,100,000, which is due by September 30, 2007. Our future operating results may be affected by a number of factors including our success in bidding on future contracts and our continued ability to manage controllable costs effectively. To the extent we grow by future acquisitions that involve consideration other than stock, our cash requirements may increase.

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

                                            WPCS INTERNATIONAL INCORPORATED


Date: May 4, 2004                          By: /s/ JOSEPH HEATER
                                               -------------------
                                               Joseph Heater
                                               Chief Financial Officer