Form 10QSB/A
period 2004-01-31
WPCS INTERNATIONAL INC
filed 2004-05-04
CIK 1086745

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


                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)         JANUARY 31,      APRIL 30,
                                                                            2004            2003
CURRENT LIABILITIES:                                                      -------------  -------------
                                                                          (Unaudited)

       Accounts payable and accrued expenses ...........................   $ 1,956,486    $1,278,443

       Billing in excess of costs and estimated earnings on
       uncompleted contracts ...........................................       883,065       215,819

       Borrowings under line of credit .................................       100,000          --

       Current maturities of capital lease obligation ..................         2,472         2,294

       Current maturities of equipment loans payable ...................        19,623        21,268

       Due to officer ..................................................           --        100,000

       Due to shareholders .............................................     1,203,016        58,207

       Income taxes payable ............................................        19,517        23,700

       Deferred income taxes ...........................................       196,100       129,000
                                                                           ------------    -----------


          Total current liabilities ....................................     4,380,279     1,828,731


Capital lease obligation, net of current portion .......................         2,731         4,608

Equipment loans payable, net of current portion ........................        35,839          --

Deferred income taxes, net of current portion ..........................       416,900       527,000
                                                                           ------------   ------------


          Total liabilities ............................................     4,835,749     2,360,339
                                                                           ------------   ------------

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            Three Months Ended               Nine Months Ended
                                                                January 31,                      January 31,
                                                          2004              2003            2004            2003
                                                       -------------   -------------   -------------   -------------
 REVENUE ...........................................   $  4,552,300    $  1,579,256    $ 13,874,616    $  2,185,739
                                                       -------------   -------------   -------------   -------------
 COSTS AND EXPENSES:
 Cost of revenue...................................       3,444,374       1,338,419      10,084,508       1,812,515
 Selling, general and administrative expenses             1,405,307         493,236       3,930,352         889,982
 Provision for doubtful accounts ............                12,011            --            35,669          26,285
 Depreciation and amortization ..............                99,999          15,595         254,214          18,680
                                                       -------------   -------------   -------------   -------------

Total costs and expenses............................      4,961,691       1,847,250      14,304,743       2,747,462
                                                       -------------   -------------   -------------   -------------

 LOSS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES ..       (409,391)       (267,994)       (430,127)       (561,723)


 Income tax benefit (provision) ....................         86,800           --             (4,200)           --
                                                       -------------   -------------   -------------   -------------

 NET LOSS ..........................................       (322,591)       (267,994)       (434,327)       (561,723)

 Imputed dividends accreted on Convertible Series B
 Preferred stock....................................          --              --              --          (173,000)
                                                       -------------   -------------   -------------   -------------

 NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS.......   ($   322,591)   ($   267,994)   ($   434,327)   ($   734,723)
                                                       =============   =============   =============   =============

 Basic net loss per common share ...................   ($      0.02)   ($      0.02)   ($      0.02)   ($      0.08)
                                                       =============   =============   =============   =============

 Basic weighted average number of common shares
 outstanding........................................     20,135,690      11,084,312      17,573,786       9,505,337
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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Nine Months Ended
                                                                                                        January 31,
                                                                                                     2004           2003
                                                                                                  ------------   ------------
OPERATING ACTIVITIES :
      Net loss ................................................................................    $ (434,327)    $ (561,723)
      Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
        Depreciation and amortization .........................................................       254,214         18,680
        Provision for doubtful accounts .......................................................        35,669         26,285
        Fair value of stock options granted ...................................................       187,620           --
        Deferred income taxes .................................................................      (156,800)          --
        Deferred tax asset ....................................................................        70,000           --
      Changes in operating assets and liabilities, net of acquisitions:
        Accounts receivable ...................................................................      (349,310)       108,236
        Costs and estimated earnings in excess of billings on uncompleted contracts ...........      (332,808)      (695,838)
        Inventory .............................................................................         5,451       (112,355)
        Prepaid expenses ......................................................................       (30,134)      (161,023)
        Other assets ..........................................................................       (11,536)          --
        Accounts payable and accrued expenses .................................................       255,801        658,474
        Billings in excess of costs and estimated earnings on uncompleted contracts ...........       658,377        (48,662)
        Income taxes payable ..................................................................        (4,183)         6,500
                                                                                                  ------------   ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ...........................................       148,034       (761,426)
                                                                                                  ------------   ------------
INVESTING ACTIVITIES:
      Acquisition of property & equipment .....................................................       (57,142)          (787)
      Acquisition of Clayborn, net of cash received ...........................................      (822,381)          --
      Acquisition earn-out and other transaction costs ........................................      (394,211)      (374,709)
                                                                                                  ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES .........................................................    (1,273,734)      (375,496)
                                                                                                  ------------   ------------
FINANCING ACTIVITIES:

      Cash received in reverse acquisition ....................................................          --            3,257
      Restricted cash .........................................................................          --         (200,000)
      Repayment of advances from officers .....................................................      (100,000)       (20,743)
      Proceeds from sale of preferred stock ...................................................          --        1,455,000
      Proceeds from issue of common stock .....................................................     2,204,691           --
      Borrowings on line of credit ............................................................       100,000           --
      Repayment of equipment loans payable ....................................................      (150,417)        (7,029)
      Payments of capital lease obligations ...................................................        (1,699)        (1,717)
                                                                                                  ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES .....................................................     2,052,575      1,228,768
                                                                                                  ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS .....................................................       926,875         91,846
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................................................       167,547         15,554
                                                                                                  ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................................................   $ 1,094,422    $   107,400
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

Loss before
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

o With the acquisition of Clayborn in the second quarter of fiscal 2004, we experienced additional expansion of the specialty communication segment. As of January 31, 2004, the specialty communications segment represents approximately 80% of total revenue, and wireless infrastructure services represent approximately 20% of total revenue.

o Furthermore, we plan to evaluate additional acquisition opportunities in 2004 in an attempt to build out a national, strategically located workforce that will allow our segments to leverage, to the extent feasible, related internal synergies, and to take advantage of expected growth in the wireless infrastructure and specialty communications markets.

o Our backlog has increased to approximately $14 million as of January 31, 2004. Our backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts or purchase orders. The increase in backlog is the result of new contracts awarded to us by our customers. We expect this backlog to be fully recognized as revenue within the next twelve months.

o Our selling, general and administrative expenses decreased as a percentage of revenue for the three and nine months ended January 31, 2004, as compared to the same period in the prior year.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Three Months Ended January 31, 2004 Compared to Three Months Ended January 31, 2003

                                                              Three months ended January 31,
                                                           2004                             2003
                                               -----------------------------    -----------------------------
Revenue                                        $4,552,300            100.0%     $1,579,256            100.0%
                                               ------------------   ------      ------------------   ------
Costs and expenses:


Cost of Revenue                                3,444,374              75.7%     1,338,419              84.8%

Selling, general and administrative expenses   1,405,307              30.9%       493,236              31.2%

Provision for doubtful accounts                   12,011               0.2%             -               0.0%

Depreciation and amortization                     99,999               2.2%        15,595               1.0%
                                               -------------------- --------    -------------------- --------

     Total costs and expenses                  4,961,691             109.0%     1,847,250             117.0%
                                               -------------------- --------    -------------------- --------


Loss before income tax benefit                  (409,391)             -9.0%      (267,994)            -17.0%


Income tax benefit                                86,800               1.9%             -               0.0%
                                               -------------------- --------    -------------------- --------

Net loss                                       $(322,591)             -7.1%     $(267,994)            -17.0%
                                               ==================== ========    ==================== ========

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

         Revenue for the three months ended January 31, 2004 was approximately $4,552,000, as compared to $1,579,000 for the nine months ended January 31, 2003. The increase in revenue during the quarter ended January 31, 2004, compared to the same period in the prior year, is a result of the acquisitions of Invisinet, Walker, and Clayborn, which accounted for $4,459,000 of the total revenue for the quarter.

         Revenue from the specialty communication segment for the three months ended January 31, 2004 and 2003 was approximately $3,798,000 or 83% and $1,019,000 or 65% of total revenue, respectively. Wireless infrastructure segment revenue for the three months ended January 31, 2004 and 2003 was approximately $754,000 or 17% and $560,000 or 35% of total revenue for the period, respectively.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Cost of Revenue

         In the case of the wireless infrastructure segment, cost of revenue consists of component material costs, direct labor costs and costs incurred for third party sub-contractor services. For the specialty communication segment, cost of revenue consists of direct costs on contracts, including materials, labor, and other overhead costs. Our cost of revenue margin varies from job to job. For the three months ended January 31, 2004, our cost of revenue was approximately $3.4 million, or 75.7% of revenue. For the three months ended January 31, 2003, cost of revenue was approximately $1.3 million, or 84.7% of revenue. The dollar increase in total Company cost of revenue is due to the corresponding increase in revenue as a result of the acquisitions of Invisinet, Walker and Clayborn. The decrease in cost of revenue as a percentage of revenue is due to the revenue mix of the recent acquisitions.


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

Net loss

         Net loss was $323,000 for the three months ending January 31, 2004. The net loss included an income tax benefit of $87,000. The benefit resulted from the reversals of certain temporary differences not being currently taxable as the taxable loss for the current year was in excess of these reversals. The resulting net operating losses have been fully reserved for as the ultimate realization of these losses is uncertain.

         We incurred a net loss of approximately $268,000 for the three months ended January 31, 2003.

Nine Months Ended January 31, 2004 Compared to Nine Months Ended January 31,
2003

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS




                                                                   Nine months ended January 31,
                                                               2004                              2003
                                                   ------------------------------    -----------------------------
Revenue                                            $13,874,616            100.0%     $2,185,739            100.0%
                                                   ------------------   ------       ------------------   ------
Costs and expenses:


Cost of Revenue                                    10,084,508              72.7%     1,812,515              82.9%

Selling, general and administrative expenses        3,930,352              28.3%       889,982              40.7%

Provision for doubtful accounts                        35,669               0.3%        26,285               1.2%

Depreciation and amortization                         254,214               1.8%        18,680               0.9%
                                                   -------------------- ---------    -------------------- --------

     Total costs and expenses                      14,304,743             103.1%     2,747,462             125.7%
                                                   -------------------- ---------    -------------------- --------

Loss before provision for income taxes               (430,127)             -3.1%      (561,723)            -25.7%


Provision for income taxes                             (4,200)              0.0%             -               0.0%
                                                   -------------------- ---------    -------------------- --------


Net loss                                             (434,327)             -3.1%      (561,723)            -25.7%

Imputed dividends accreted on Convertible Series
B Preferred Stock                                           -               0.0%      (173,000)             -7.9%
                                                   -------------------- ---------    -------------------- --------

Net loss attributable to common shareholders        $(434,327)             -3.1%     $(734,723)            -33.6%
                                                   ==================== =========    ==================== ========

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

Cost of Revenue

         For the nine months ended January 31, 2004, our cost of revenue was approximately $10,085,000, or 72.7% of revenue. For the nine months ended January 31, 2003, cost of revenue was approximately $1,813,000, or 82.9% of revenue. The dollar increase in cost of revenue is due to the corresponding increase in revenues as a result of the acquisitions of Invisinet, Walker and Clayborn. The decrease in cost of revenue as a percentage of revenue is due to the revenue mix of the recent acquisitions.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Selling, general and administrative expenses

         For the nine months ended January 31, 2004, total selling, general and administrative expenses were $3,930,000 or 28.3% of total revenue. For the nine months ended January 31, 2003, selling, general and administrative expenses were $890,000, or 40.7%. The percentage decrease is due to the management of our cost structure as we leverage our incremental revenue dollars in fiscal 2004. For the nine months ended January 31, 2004, included in selling, general and administrative expenses are $1,464,000 for salaries, commissions and payroll taxes. The increase in salaries and payroll taxes is due the increase in headcount as a result of the acquisition of Invisinet, Walker and Clayborn. In addition, Walker employs union employees for whom it incurred $840,000 in union benefits during the nine month period. Professional fees were $451,000, with the increase due primarily to an increase in investor relations, accounting and legal fees. Insurance costs were $487,000 and rent for office facilities was $180,000. Other selling, general and administrative expenses totaled $508,000. For the nine months ended January 31, 2004, total selling, general and administrative expenses for the wireless infrastructure segment were $432,000 and $2,723,000 for the specialty communication segment.

         For the nine months ended January 31, 2003, included in the selling, general and administrative expenses are $396,000 for salaries, commissions and payroll taxes and $247,000 in professional fees. Rent for our office facilities amounted to $39,000. Other selling, general and administrative expenses totaled $208,000. For the nine months ended January 31, 2003, total selling, general and administrative expenses for the wireless infrastructure segment were $395,000 and $249,000 for the specialty communication segment.

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

Net loss


         We incurred a net loss of approximately $434,000 for the nine months ended January 31, 2004. The net loss for the nine month period ended January 31, 2004 included a non-cash charge of approximately $188,000 for the grant of stock options to certain consultants to purchase 1,230,000 shares of our common stock. In accordance with SFAS No. 123, stock options granted to non-employees are required to be expensed based on the fair value of the equity instruments or fair value of the consideration received. The net loss also included a provision for income taxes of $4,000, which includes income taxes expenses to provide for state income taxes and certain book-to-tax permanent differences, offset by an income tax benefit. The benefit resulted from the reversals of certain temporary differences not being currently taxable as the taxable loss for the current year was in excess of these reversals. The resulting net operating losses have been fully reserved as the ultimate realization of these losses is uncertain.

We incurred a net loss attributable to common shareholders of approximately $735,000 for the nine months ended January 31, 2003.

Liquidity and capital resources

At January 31, 2004, we had working capital of $1,371,000, which consisted of current assets of approximately $5,751,000 and current liabilities of $4,380,000. Current assets included $1,094,000 in cash, $4,260,000 in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, $72,000 in inventories, $220,000 in prepaid expenses and $105,000 in income tax receivable. Current liabilities included $2,839,000 in accounts payable, accrued expenses and billings in excess of costs and estimated earnings on uncompleted contracts, $100,000 due on the line of credit, $1,203,000 payable to shareholders of the Company, $20,000 income taxes payable, $196,000 in current portion of deferred income taxes, and $22,000 in other current liabilities. The increase in accounts receivable between April 30, 2003 and January 31, 2004 is due primarily to recent acquisitions we made, and secondarily by internal growth.

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Our investing activities utilized $1,274,000 in cash, which consisted of $900,000 paid for the acquisition of Clayborn and $57,000 of related acquisition transaction costs, offset by $134,000 of cash received. We paid $382,000 in earn-out provisions related to the Walker acquisition, and an additional $12,000 in acquisition transaction costs. Additionally, $57,000 was paid for property and equipment additions.

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


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

At January 31, 2004, we had cash of $1,094,000, and for the nine months ended January 31, 2004, cash provided from operations was $148,000. We have a $750,000 revolving line of credit available, and we also expect to redeem approximately $4 million of the Warrants from the Offering within the next twelve months, as discussed above. Accordingly, we believe these internally available funds, and expected financing activities, will provide us sufficient capital to meet our short-term needs for the next twelve months. These funding needs include working capital and capital expenditures, the remaining $116,000 earn-out to be paid related to the Walker acquisition, and the expected payment of quarterly distributions of post tax profits to Clayborn shareholders for the next twelve months. The total distribution to Clayborn shareholders is $1,100,000, which is due by September 30, 2007. Our future operating results may be affected by a number of factors including our success in bidding on future contracts and our continued ability to manage controllable costs effectively. To the extent we grow by future acquisitions that involve consideration other than stock, our cash requirements may increase.

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





                                                WPCS INTERNATIONAL INCORPORATED

Date:  May 4, 2004                         By: /s/ JOSEPH HEATER
                                               ---------------------
                                                   Joseph Heater
                                                   Chief Financial Officer