Form 10QSB/A
period 2003-07-31
WPCS INTERNATIONAL INC
filed 2004-05-13
CIK 1086745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                 Amendment No. 2

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




                                            WPCS INTERNATIONAL INCORPORATED


Date: May 13, 2004                          By: /s/ JOSEPH HEATER
                                               ------------------
                                                 Joseph Heater
                                                 Chief Financial Officer