Form 10KSB
period 2004-04-30
WPCS INTERNATIONAL INC
filed 2004-07-29
CIK 1086745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the Fiscal Year Ended April 30, 2004

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission file number: 0-26277

                         WPCS INTERNATIONAL INCORPORATED
             (Exact name of registrant as specified in its charter)

                Delaware                           98-0204758
        (State or other jurisdiction of  (IRS Employer Identification No.)
         incorporation or organization)

                            140 South Village Avenue
                                    Suite 20
                            Exton, Pennsylvania 19341
                    (Address of principal executive offices)

                                 (610) 903-0400
              (Registrant's telephone number, including area code)

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 20,849,976 shares issued and outstanding as of July 15, 2004.

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

On November 13, 2002, we entered into an agreement and completed a merger with Invisinet, Inc. ("Invisinet"). Invisinet provides wireless infrastructure services for both WiFi applications and fixed wireless technology services to its customers. The acquisition of Invisinet broadens our customer base and expands our technical resources capable of deploying wireless systems. For the year ended April 30, 2004, the acquisition of Invisinet increased sales by approximately $2.5 million as compared to the same period in the prior year. To complete the merger, we acquired 100% of the common stock of Invisinet by issuing 1,000,000 shares of our common stock with a fair value of $1,750,000, based on the average value of our common stock as of a few days before and after the merger was announced. Based on the net assets acquired of Invisinet, we have recognized goodwill of approximately $1.6 million.

On December 30, 2002, we acquired all of the outstanding common stock of Walker Comm, Inc. ("Walker"). The acquisition of Walker gives us the ability to provide specialty communication systems to our customers along with strengthening our project management capabilities. For the year ended April 30, 2004, the acquisition of Walker increased sales by approximately $9.7 million as compared to the same period in the prior year. The aggregate consideration we paid for Walker was approximately $5,113,000. To complete the merger, all of the issued and outstanding shares of common stock of Walker were exchanged for aggregate merger consideration consisting of $500,000 in cash and our common stock with a value of approximately $4,574,000, or 2,486,000 shares valued at $1.84 per share based on the average value of our common stock as of a few days before and after the merger was announced. Based on the net assets acquired of Walker, we recognized goodwill of approximately $4.2 million.

On August 22, 2003, we acquired all of the outstanding common stock of Clayborn Contracting Group, Inc. ("Clayborn"). The acquisition of Clayborn gives us additional expertise in engineering and deployment services for specialty communication systems and additional wireless opportunities to pursue. For the year ended April 30, 2004, the acquisition of Clayborn increased our revenue approximately $4.3 million as compared to the same period in the prior year. The aggregate consideration we paid for Clayborn was approximately $2,929,000. We acquired all of the issued and outstanding shares of Clayborn in exchange for $900,000 cash consideration and $61,000 in transaction costs, and 826,446 newly issued shares of our common stock with a fair value of approximately $868,000 based on the average value of our common stock as of a few days before and after the merger terms were agreed to and announced. An additional $1,100,000 is due by September 30, 2007, payable in quarterly distributions, by payment to the Clayborn shareholders of 50% of the quarterly post tax profits of Clayborn. Based on the net assets acquired of Clayborn, we recognized goodwill of approximately $1.8 million.

On April 2, 2004, we acquired all of the issued and outstanding common stock of Heinz Corporation ("Heinz"). Heinz is a St. Louis, Missouri based provider of in-building wireless infrastructure services for both cellular and WiFi applications including consulting, integration and installation services for wireless infrastructure. The acquisition of Heinz gives us additional project engineering expertise for wireless infrastructure services, broadens our customer base, and expands our geographical presence in the Midwest. We acquired all of the issued and outstanding shares of Heinz for $1,000,000, as follows:
(1) $700,000 of our common stock, based on the closing price of our common stock on March 30, 2004 of $0.98 per share, for an aggregate of 714,286 newly issued shares of our common stock and (2) $300,000 total cash consideration, of which $100,000 was paid at closing and a $200,000 non-interest bearing promissory note. Of the $200,000, $75,000 is payable on the first and second anniversaries of the closing date and $50,000 is payable on the third anniversary of the closing date. Based on the preliminary information currently available, we expect to recognize goodwill of approximately $1,000,000. Upon completion of a formal purchase price allocation there may be a decrease in the amount assigned to goodwill and a corresponding increase in tangible or other intangible assets.

Our Business

We generate our revenue by providing project engineering and deployment services for specialty communication systems, wireless fidelity (WiFi) and fixed wireless systems. We have two reportable segments, specialty communication systems and wireless infrastructure services.

Specialty Communication Systems

As a complete project engineering company, we focus on the implementation requirements of specialty communication systems. We are a certified design and installation company for several manufacturers offering a wide range of products and services. Specialty communication services include project management, installation, wireless distribution systems, registered communications distribution design, and network integration of voice, data, MATV, CATV, video and security systems, including fiber optic cabling and outside plant trenching. Cabling systems are designed, installed and tested to industry standards. Our installers are members of the IBEW union, and are trained and certified in the latest technologies and safety to adhere to general OSHA guidelines, as well as union and industry rules and regulations pertaining to areas associated with communications. Technicians are also trained and certified in installing copper and fiber optic networks to support Ethernet, Token-Ring, CAT 5, CAT 6, voice and video conferencing. We can also provide in-house CAD specialists to diagram changes or modifications to customer specifications. The specialty communication segment represents approximately 79% of total sales.

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

The products offered as part of the system include microwave radios, repeaters, amplifiers, antennas, cables and specialty components. The specific products used and serviced vary depending on the connection speed required and distances between points, accordingly, we are technology and vendor independent. We believe that this aligns our goals with those of the customers and enables us to objectively evaluate and recommend specific component products or technologies. The wireless infrastructure segment represents approximately 21% of total sales.

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

Customers

We provide specialty communication systems, wireless fidelity (WiFi) deployment and fixed wireless deployment to many major corporations, government entities and educational institutions. At April 30, 2004, we had a backlog of unfilled orders believed to be firm of approximately $16.5 million, representing the uncompleted portion of services to be performed under job-specific contracts or purchase orders. We expect these projects to be completed and the backlog fully converted to revenue within the next twelve months.

Competition

The markets in the specialty communication systems and wireless infrastructure services segments are relatively competitive and fragmented and are represented typically by numerous service providers, ranging from small independent firms servicing local markets to larger firms servicing regional and national markets. We also face competition from existing or prospective clients which employ in-house personnel to perform some of the same types of services we provide. Historically, there have been relatively few significant barriers to entry into the markets in which we operate, and, as a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors. Overall, we believe that there are no dominant competitors in either of the segments that we provide products and services.

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

Management Strategy

In anticipation of internal growth and future acquisitions, we will organize resources to manage our development effectively. Our Chief Executive Officer is responsible for strategic direction, operations, corporate governance and building shareholder value.

Our Chief Financial Officer is responsible for overall financial management, financial reporting and corporate administration. An Executive VP, who is also the strategic development officer, is focused on strategic issues such as acquisition candidates, investor relations, corporate marketing and major account opportunities.

Our other Executive VP's are tasked with business integration, creating operational efficiencies and operations management for a set number of acquired companies. As each acquisition occurs, personnel will increase in a variety of capacities.

Employees

As of April 30, 2004, we employed 175 full time employees, of whom 135 are project engineers, 16 are project managers, 19 are in administration and 5 are executives. A majority of the project engineers are represented by the International Brotherhood of Electrical Workers. We also have non-union employees. We believe our relations with all of our employees are good.

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

We have a history of operating losses and may never become profitable.

We incurred a net loss of approximately $124,000 for the year ended April 30, 2004. There can be no assurance that we will achieve or sustain profitability or positive cash flow from operating activities in the future. If we cannot achieve operating profitability or positive cash flow from operating activities, we may not be able to meet our working capital requirements. If we are unable to meet our working capital requirements, we are likely to reduce or cease all or part of our operations.

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

  The factors outside of our control include:

     o    Wireless market conditions and economic conditions generally;
     o    Timing and volume of customers' specialty communication projects;
     o    The timing and size of wireless deployments by end users;
     o    Fluctuations in demand for our services;
     o    Changes in our mix of customers' projects and business activities;
     o    The length of sales cycles;
     o Adverse weather conditions, particularly during the winter season, could effect our ability to render specialty communication services in certain regions of the United States;
     o The ability of certain customers to sustain capital resources to pay their trade accounts receivable balances;
     o    Reductions in the prices of services offered by our competitors; and
     o    Costs of integrating technologies or businesses that we add.

  The factors substantially within our control include:

     o Changes in the actual and estimated costs and time to complete fixed-price, time-certain projects that may result in revenue adjustments for contracts where revenue is recognized under the percentage of completion method;
     o The timing of expansion into new markets, both domestically and internationally;
     o    Costs incurred to support internal growth and acquisitions;
     o    Fluctuations in operating results caused by acquisitions; and
     o    The timing and payments associated with possible acquisitions.

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

Since November 1, 2002, we have acquired four companies and we intend to further expand our operations through acquisitions over time. This may require significant management time and financial resources because we may need to integrate widely dispersed operations with distinct corporate cultures. Our failure to manage future acquisitions successfully could seriously harm our operating results. Also, acquisition costs could cause our quarterly operating results to vary significantly. Furthermore, our stockholders would be diluted if we financed the acquisitions by incurring convertible debt or issuing securities. Although we currently only have operations within the United States, if we were to acquire an international operation; we will face additional risks, including:

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

Our officers and directors, in the aggregate, beneficially own approximately 48.2% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

     o    election of our board of directors;
     o    removal of any of our directors;
     o    amendment of our certificate of incorporation or bylaws; and
     o adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

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

In conjunction with acquisitions that occurred in fiscal 2003 and 2004, we assumed the operating leases of additional office space in the following locations:

Location                          Lease Expiration Date    Minimum Annual Rental
---------                         ---------------------    ---------------------
Fairfield, California (a)            February 28, 2011            $56,000
Rocklin, California                  January 31, 2006             $13,000
San Leandro, California              July 31, 2006                $13,000
Denville, New Jersey (b)             Month-to-month               $11,000
Auburn, California (b)               Month-to-month               $64,440
St. Louis, Missouri (c)              August 31, 2004              $49,124


     (a) The leases for our Fairfield, California location is with trusts, of which certain officers and shareholders are the trustees.


     (b) The leases for our Denville, New Jersey and Auburn, California locations are month to month; therefore the minimum annual rental price assumes we rent the property for the entire year.

     (c) The lease for our St. Louis, Missouri location expires within the fiscal year; therefore the minimum annual rental price assumes we rent the property for the entire year.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 21, 2004, a majority of the shareholders of the Company approved an increase in the total number of authorized common shares from 30,000,000 to 75,000,000.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

During the fiscal year ended April 30, 2004, our common stock was quoted on the over-the-counter bulletin board under the symbol "WPCS". The following table sets forth the range of the high and low bid quotations for our common stock for the periods indicated. Such market quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                             High          Low
                      2004                  -----         -----
                 First Quarter              $1.88         $.39
                 Second Quarter              1.73         1.02
                 Third Quarter               1.70          .91
                 Fourth Quarter              1.44          .90

As of July 15, 2004, there were approximately 85 holders of record of our common stock and the closing bid quotation of our common stock was $0.80 per share.

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

Issuance of Securities

On April 1, 2004, we issued 714,286 newly issued shares of common stock to one individual in connection with our acquisition of Heinz Corporation. The issuance was exempt pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Significant Transactions and Events

On May 17, 2002, pursuant to the agreement and plan of merger, Phoenix Star Ventures Inc., a publicly held corporation, acquired WPCS Holdings Inc., a Delaware corporation, by issuing 5,500,000 shares of its common stock to shareholders of WPCS Holdings in exchange of all the outstanding shares of WPCS Holdings. The shareholders of WPCS Holdings, after the acquisition, owned the majority of the combined company. Accordingly, the combination has been accounted for as a reverse acquisition, whereby, for accounting purposes, WPCS Holdings is the accounting acquirer and Phoenix Star Ventures is the accounting acquiree. Concurrently with the acquisition, Phoenix Star Ventures, the parent company, changed its name to WPCS International Incorporated.

On November 13, 2002, we entered into an agreement and completed a merger with Invisinet, Inc. Invisinet provides wireless infrastructure services for both WiFi applications and fixed wireless technology services to its customers. The acquisition of Invisinet broadens our customer base and expands our technical resources capable of deploying wireless systems. For the year ended April 30, 2004, the acquisition of Invisinet increased our revenue by approximately $2.5 million as compared to the same period in the prior year. To complete the merger, we acquired 100% of the common stock of Invisinet by issuing 1,000,000 shares of our common stock with a fair value of $1,750,000, based on the average value of our common stock as of a few days before and after the merger was announced. Based on the net assets acquired of Invisinet, we have recognized goodwill of approximately $1.6 million.

On December 30, 2002, we acquired all of the outstanding common stock of Walker Comm, Inc. The acquisition of Walker gives us the ability to provide specialty communication systems to our customers along with strengthening our project management capabilities. For the year ended April 30, 2004, the acquisition of Walker increased our revenue approximately $9.7 million as compared to the same period in the prior year. The aggregate consideration we paid for Walker was approximately $5,113,000. To complete the merger, all of the issued and outstanding shares of common stock of Walker were exchanged for aggregate merger consideration consisting of $500,000 in cash and our common stock with a value of approximately $4,574,000, or 2,486,000 shares valued at $1.84 per share based on the average value of our common stock as of a few days before and after the merger was announced. Based on the net assets acquired of Walker, we recognized goodwill of approximately $4.2 million.

On August 22, 2003, we acquired all of the outstanding common stock of Clayborn Contracting Group, Inc. ("Clayborn"). The acquisition of Clayborn gives us additional expertise in engineering and deployment services for specialty communication systems and additional wireless opportunities to pursue. For the year ended April 30, 2004, the acquisition of Clayborn increased our revenue approximately $4.3 million as compared to the same period in the prior year. The aggregate consideration we paid for Clayborn was approximately $2,929,000. We acquired all of the issued and outstanding shares of Clayborn in exchange for $900,000 cash consideration and $61,000 in transaction costs, and 826,446 newly issued shares of our common stock with a fair value of approximately $868,000 based on the average value of our common stock as of a few days before and after the merger terms were agreed to and announced. An additional $1,100,000 is due by September 30, 2007, payable in quarterly distributions, by payment to the Clayborn shareholders of 50% of the quarterly post tax profits of Clayborn. Based on the net assets acquired of Clayborn, we recognized goodwill of approximately $1.8 million.

On April 2, 2004, we acquired all of the issued and outstanding common stock of Heinz Corporation ("Heinz"). Heinz is a St. Louis, Missouri based provider of in-building wireless infrastructure services for both cellular and WiFi applications including consulting, integration and installation services for wireless infrastructure. The acquisition of Heinz gives us additional project engineering expertise for wireless infrastructure services, broadens our customer base, and expands our geographical presence in the Midwest. We acquired all of the issued and outstanding shares of Heinz for $1,000,000, as follows:

(1) $700,000 of our common stock, based on the closing price of our common stock on March 30, 2004 of $0.98 per share, for an aggregate of 714,286 newly issued shares of our common stock and (2) $300,000 total cash consideration, of which $100,000 was paid at closing and a $200,000 non-interest bearing promissory note. Of the $200,000, $75,000 is payable on the first and second anniversaries of the closing date and $50,000 is payable on the third anniversary of the closing date. Based on the preliminary information currently available, we expect to recognize goodwill of approximately $1,000,000. Upon completion of a formal purchase price allocation there may be a decrease in the amount assigned to goodwill and a corresponding increase in tangible or other intangible assets.

Results of Operations

Management currently considers the following events, trends and uncertainties to be important to understand its results of operations and financial condition:

     o For the year ended April 30, 2004, revenue was approximately $22.1 million compared to $5.4 million for the same period a year ago. The increase in revenue for the year was primarily attributed to strategic acquisitions of approximately $13.6 million and secondarily from organic growth of approximately $3.1 million.

     o As a result of the acquisitions of Invisinet on November 13, 2002 and Walker on December 30, 2002, we experienced significant growth in our overall business and commenced operations in two segments, wireless infrastructure services and specialty communication systems.

     o With the acquisition of Clayborn in the second quarter of fiscal 2004, and Heinz in the fourth quarter of fiscal 2004, we experienced additional expansion of the specialty communication and wireless infrastructure segments, respectively.

     o As of April 30, 2004, the specialty communication segment represents approximately 79% of total revenue, and wireless infrastructure services represent approximately 21% of total revenue.

     o Furthermore, we plan to evaluate additional acquisition opportunities in fiscal 2005 in an attempt to build out a national, strategically located workforce that will allow our segments to leverage, to the extent feasible, related internal synergies, and to take advantage of expected growth in the wireless infrastructure and specialty communication markets.

     o As of April 30, 2004, our backlog has increased to approximately $16.5 million. Our backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts or purchase orders. The increase in backlog is the result of new contracts awarded to us by our customers. We expect this backlog to be fully recognized as revenue within the next twelve months.

     o Our selling, general and administrative expenses decreased as a percentage of revenue for the year ended April 30, 2004, as compared to the same period in the prior year.

Fiscal Year ended April 30, 2004 Compared to Fiscal Year Ended April 30, 2003

     Consolidated results for the year ended April 30, 2004 and 2003 were as follows.

                                                                        Year Ended
                                                                         April 30,
                                                              2004                      2003
                                                          --------------            --------------
REVENUE                                                     $22,076,246                $5,422,858
                                                          --------------            --------------
COSTS AND EXPENSES:
       Cost of revenue                                       16,076,155     73%         3,768,495     70%
       Selling, general and administrative expenses           5,560,583     25%         1,860,827     34%
       Provision for doubtful accounts                           91,137      0%            38,779      1%
       Depreciation and amortization                            382,510      2%           116,501      2%
                                                          --------------            --------------

          Total costs and expense                            22,110,385    100%         5,784,602    107%
                                                          --------------            --------------

OPERATING LOSS                                                  (34,139)     0%          (361,744)    -7%

OTHER (INCOME) EXPENSE:

       Interest expense, net                                     14,048      0%                 -      0%
                                                          --------------            --------------

LOSS BEFORE PROVISION FOR INCOME TAXES                          (48,187)     0%          (361,744)    -7%


Income tax provision                                            (76,000)     0%           (19,550)     0%
                                                          --------------            --------------

NET LOSS                                                       (124,187)    -1%          (381,294)    -7%

Imputed dividends accreted on Convertible Series B
Preferred stock

                                                                      -      0%          (173,000)    -3%
                                                          --------------            --------------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS
                                                              ($124,187)    -1%         ($554,294)   -10%
                                                          ==============            ==============

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

Revenue was approximately $22,076,000 and $5,423,000 for the years ended April 30, 2004 and 2003, respectively. The primary reasons for the increase in revenue comparing 2004 to 2003 are attributable to the full year effect of the Invisinet and Walker acquisitions and the two acquisitions we made in August 2003 of Clayborn and April 2004 of Heinz. These four acquisitions in the aggregate accounted for approximately $13.6 million of the increase in revenue over the prior year. Approximately $3.1 million of the increase in revenue over the prior year was due to internal growth.

Total revenue from the specialty communication segment for the year ended April 30, 2004 was approximately $17.5 million or 79% of total revenue. Wireless infrastructure segment revenue for the year ended April 30, 2004 was approximately $4.6 million or 21% of total revenue for the year.

Cost of Revenue

In the case of the wireless infrastructure segment, cost of revenue consists of component material costs, direct labor costs and costs incurred for third party sub-contractor services. For the specialty communication segment, cost of sales consists of direct costs on contracts, including materials, labor, and other overhead costs. Our cost of revenue was $16.1 million or 72.8% of revenue for the year ended April 30, 2004, compared to $3.8 million or 69.5% for the year ended April 30, 2003. The dollar increase in our total cost of revenue is due to the corresponding increase in revenue as a result of the acquisitions of Invisinet, Walker, Clayborn and Heinz. The increase in cost of revenue as a percentage of revenue is due to the revenue mix of the recent acquisitions.

Selling, general and administrative expenses

For the year ended April 30, 2004, selling, general and administrative expenses were $5.6 million, or 25.2% of revenue, compared to $1.9 million, or 34.3% of revenue for the year ended April 30, 2003. The percentage decrease is due to the management of our cost structure as we leverage our incremental revenue dollars in fiscal 2004. For the year ended April 30, 2004, included in selling, general and administrative expenses are $2.1 million for salaries, commissions and payroll taxes. The increase in salaries and payroll taxes is due to the increase in headcount as a result of the acquisition of Invisinet, Walker, Clayborn and Heinz. In addition, Walker employs union employees for whom it incurred $1.2 million in union benefits during the year. Professional fees were $566,000, with the increase due primarily to an increase in investor relations, accounting and legal fees and also includes $209,000 of non-cash charges for the grant of stock options to non-employees. Insurance costs were $730,000 and rent for office facilities was $250,000. Other selling, general and administrative expenses totaled $792,000. For the year ended April 30, 2004, total selling, general and administrative expenses for the specialty communication segment were $3.9 million and $944,000 for the wireless infrastructure segment.

For the year ended April 30, 2003, included in the selling, general and administrative expenses are $714,000 paid for salaries, commissions and payroll taxes, $374,000 for professional fees and $239,000 in union benefits. Insurance costs amounted to $146,000 and rent for our office facilities amounted to $100,000. Other selling, general and administrative expenses amounted to $288,000. For the year ended April 30, 2003, total selling, general and administrative expenses for the specialty communication segment were $967,000 and $651,000 for the wireless infrastructure segment.

For the years ended April 30, 2004 and 2003, the provision for doubtful accounts was approximately $91,000 and $39,000, respectively. The increase in the provision is due to the internal growth in accounts receivable between fiscal years. The provision represents accounts receivable which we consider uncollectible, based on a number of factors, including length of time a customer account is past due, previous loss history, and the customer's ability to pay its obligations.

Depreciation and amortization

Depreciation for the year ended April 30, 2004 was $228,000 as compared to $75,000 for the prior year. The increase is due to the acquisition of fixed assets on acquiring Invisinet, Walker, Clayborn and Heinz. The amortization expense for the year ended April 30, 2004 was $154,000 as compared to $41,000 in the prior year. We acquired customer lists from Invisinet, Walker and Clayborn which are being amortized over a period of five years from the date of their acquisition.

Net loss

We incurred a net loss of approximately $124,000 for the year ended April 30, 2004. The net loss included a non-recurring non-cash charge of approximately $209,000 for the grant of stock options to certain consultants to purchase 1,452,000 shares of our common stock. In accordance with SFAS No. 123, stock options granted to non-employees are required to be expensed based on the fair value of the equity instruments or fair value of the consideration received. The net loss also included a provision for income taxes of $76,000, which includes income tax expenses to provide for state income taxes and certain book-to-tax permanent differences, offset by an income tax benefit. The benefit resulted from the reversals of certain temporary differences not being currently taxable as the taxable loss for the current year was in excess of the reversals. The resulting net operating losses have been fully reserved as the ultimate realization of these losses is certain.

For the year ended April 30, 2003, we incurred a net loss of approximately $381,000.

Liquidity and capital resources

At April 30, 2004, we had working capital of approximately $2.4 million, which consisted of current assets of approximately $10.4 million and current liabilities of $8.0 million. Current assets included $2.0 million in cash and cash equivalents, $8.0 million in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, $105,000 in inventories, $264,000 in prepaid expenses, and $60,000 in deferred income tax assets. Current liabilities included $551,000 due on the lines of credit, $97,000 in current lease obligations and equipment loans payable, $6.9 million in accounts payable, accrued expenses and billings in excess of costs and estimated earnings on uncompleted contracts, $88,000 payable to shareholders of the Company, $224,000 in income taxes payable and $196,000 in current portion of deferred tax liabilities. The increase in accounts receivable at April 30, 2004 compared to April 30, 2003 is due primarily to recent acquisitions and secondarily by internal growth.

Operating activities provided $937,000 in cash during the year ended April 30, 2004. This was mainly comprised of a $124,000 net loss for the year ended April 30, 2004, offset by $464,000 in net non-cash charges, $2.4 million net increase in accounts receivable, $1.4 million increase in costs and estimated earnings in excess of billings on uncompleted contracts, $2.4 million increase in accounts payable and accrued expenses, $1.9 million increase in billings in excess of costs and estimated earnings on uncompleted contracts, $200,000 increase in income taxes payable, and $63,000 increase in other assets.

Our investing activities utilized approximately $1.4 million in cash, which consisted of $900,000 paid for the acquisition of Clayborn and $61,000 of related acquisition costs, offset by $239,000 of cash received; and $100,000 paid for the acquisition of Heinz and $17,000 of related acquisition costs, offset by $8,000 of cash received. We paid $485,000 in earn-out provisions related to the Walker acquisition and an additional $12,000 in acquisition costs. Additionally, $86,000 was paid for property and equipment additions.

Our financing activities generated cash of approximately $2.3 million during the year ended April 30, 2004. This was comprised primarily of net proceeds of $2.2 million received from the completion of the sale of our common stock in a private placement. We sold 100 units (the "Units") to accredited investors at a price of $25,000 per Unit (the "Offering"), or an offering of $2,500,000. Each Unit consisted of (i) 44,444 shares of our common stock, and (ii) warrants to purchase 44,444 shares of common stock, exercisable for a period of three years at an exercise price of $0.90 per share (the "Warrants"). The Warrants may be redeemed in whole or in part at the option of the Company for $0.01, if the closing price of our common stock is at least $1.25 per share on average for 10 consecutive trading days, ending not earlier than 30 days before the Warrants are called for redemption. If we decide to redeem the Warrants, we will provide written notice to each warrant holder that the Warrants will be redeemed at a price of $0.01 per warrant on a fixed date, not less than thirty days from mailing of the notice. Warrant holders would have until the end of business on the day before redemption to exercise their Warrants at an exercise price of $0.90. Since we cannot redeem Warrants until our stock price is trading at $1.25, which is higher than the Warrant exercise price of $0.90, if we decide to redeem the Warrants, we believe most, if not all, warrant holders will elect to exercise their warrants.

In connection with the Offering, the placement agent was issued warrants to purchase 665,000 shares of our common stock at an exercise price of $0.75 per share. Other financing activities included borrowings on the lines of credit of $461,000, repayment of advances from officers of $100,000, net repayment of equipment notes of approximately $237,000 related primarily to the acquisitions of Clayborn and Heinz, and payment of capital lease obligations of approximately $2,000.

Our capital requirements depend on numerous factors, including the market for our services, the resources we devote to developing, marketing, selling and supporting our products and services, the timing and extent of establishing additional markets and other factors. To address our working capital needs and growth in our revenue and customer base, on October 29, 2003, Walker obtained a revolving line of credit facility with a commercial bank in the amount of $750,000. The borrowing limit is up to 70% of eligible Walker accounts receivable. As of April 30, 2004, the borrowing base was $750,000 and the outstanding balance was $531,000. The line of credit is collateralized by all of Walker's accounts receivable, inventory and equipment, and bears interest at the Wall Street Journal Prime Index Rate plus 1.5% (5.50% as of April 30, 2004). In addition, the Company and certain executive officers of ours have personally guaranteed this line of credit facility. This line is subject to annual renewal and matures on November 5, 2004. In connection with the acquisition of Heinz, we assumed a revolving line of credit facility with a commercial bank in the amount of $200,000. As of April 30, 2004, the borrowing base was $200,000 and the outstanding balance was $20,000. The line of credit is collateralized by real estate property owned by the President of Heinz and his personal guarantee, and bears interest at 4.0% as of April 30, 2004. We indemnified the President of Heinz for any personal liability arising from this line of credit facility. This line is subject to annual renewal and matures on November 16, 2004.

We also anticipate obtaining a working capital line of credit, to assist with working capital needs as our business and customer base expands, however, we make no assurance that we will be able to obtain a line of credit on acceptable terms, or at all.

At April 30, 2004, we had cash and cash equivalents of $1,985,000, and for the year ended April 30, 2004, cash provided from operations was $937,000. We have $950,000 in revolving lines of credit available. Accordingly, we believe these internally available funds, and expected financing activities, will provide us sufficient capital to meet our short-term needs for the next twelve months. These funding needs include working capital and capital expenditures, and the expected payment of quarterly distributions of post tax profits to Clayborn shareholders for the next twelve months. The total distribution to Clayborn shareholders is $1,100,000, which is due by September 30, 2007. Our future operating results may be affected by a number of factors including our success in bidding on future contracts and our continued ability to manage controllable costs effectively. To the extent we grow by future acquisitions that involve consideration other than stock, our cash requirements may increase.

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

Goodwill and other Long-lived Assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. Our long-lived assets subject to this evaluation include property and equipment and amortizable intangible assets. We assess the impairment of goodwill annually in our fourth fiscal quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. Intangible assets other than goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment. Some of the factors we consider include:

     o    Significant decrease in the market value of an asset
     o Significant changes in the extent or manner for which the asset is being used or in its physical condition
     o A significant change, delay or departure in our business strategy related to the asset
     o Significant negative changes in the business climate, industry or economic condition
     o Current period operating losses or negative cash flow combined with a history of similar losses or a forecast that indicates continuing losses associated with the use of an asset

Our evaluation includes an analysis of estimated future discounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If the estimated future discounted net cash flows are insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. We determine fair value based on discounted cash flows using a discount rate commensurate with the risk inherent in our current business model. If, as a result of our analysis, we determine that our amortizable intangible assets or other long-lived assets have been impaired; we will recognize an impairment loss in the period in which the impairment is determined. Any such impairment charge could be significant and could have a material adverse effect on our financial position and results of operations. Major factors that influence our cash flow analysis are our estimates for future revenue and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation.

We performed our annual review for goodwill impairment in the fourth quarter of fiscal 2004 and tested for goodwill impairment in each reporting unit that contains goodwill. Our tests found that no impairment existed. Our impairment review is based on comparing the fair value to the carrying value of the reporting units with goodwill. The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. Reporting units with goodwill include Invisinet and Heinz within our wireless infrastructure segment and Walker and Clayborn within our specialty communications segment. Our estimates are consistent with the plans and estimates that we are using to manage the underlying businesses. If we fail to deliver products and services for these business units, or market conditions for these businesses fail to improve, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our net equity and results of operations.

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

SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The impact of the adoption of SFAS No. 146 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123,"Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and the related SFAS No. 123. The adoption of SFAS No. 148 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46") "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year on interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. The adoption of this statement did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

              ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                 Page

               Report of Independent Registered  Public Accounting Firm                           F-2

               Consolidated Balance Sheet as of April 30, 2004 and 2003                        F-3 - F-4

               Consolidated Statements of Operations for the years ended
               April 30, 2004 and 2003                                                            F-5

               Consolidated Statement of Shareholders' Equity for the years ended April
               30, 2004 and 2003                                                               F-6 - F-7

               Consolidated Statements of Cash Flows for the years ended
               April 30, 2004 and 2003                                                         F-8 - F-10

               Notes to Consolidated Financial Statements                                     F-11 - F-24

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders of WPCS International Incorporated

We have audited the accompanying consolidated balance sheets of WPCS International Incorporated and Subsidiaries as of April 30, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Overnight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WPCS International Incorporated and Subsidiaries as of April 30, 2004 and 2003, and their consolidated results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                        / s / J.H. COHN LLP

Roseland, New Jersey
July 28, 2004

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                APRIL 30,              APRIL 30,
                                             ASSETS                               2004                   2003
                                                                          -------------------    -------------------
CURRENT ASSETS:
       Cash and cash equivalents                                                $  1,984,636            $   167,547
       Accounts receivable, net of allowance of $61,779
       and $11,779 at April 30, 2004 and 2003,
       respectively                                                                5,909,879              2,397,236

       Costs and estimated earnings in excess of billings
       on uncompleted contracts                                                    2,123,031                408,194

       Inventory                                                                     104,799                 77,775

       Prepaid expenses                                                              264,076                143,113

       Deferred income taxes                                                          60,000                 70,000
                                                                          -------------------    -------------------


          Total current assets                                                    10,446,421              3,263,865


PROPERTY AND EQUIPMENT, net                                                        1,005,760                647,951


CUSTOMER LISTS                                                                       603,333                499,000


GOODWILL                                                                           8,681,870              5,388,882


OTHER ASSETS                                                                         144,713                 21,528
                                                                          -------------------    -------------------

          Total assets                                                          $ 20,882,097           $  9,821,226
                                                                          ===================    ===================

 The accompanying notes are an integral part of these consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                              APRIL 30,              APRIL 30,
                              LIABILITIES AND STOCKHOLDERS' EQUITY               2004                   2003
                                                                          -------------------    -------------------
CURRENT LIABILITIES:
       Borrowings under lines of credit                                          $   551,000               $      -

       Current maturities of capital lease obligation                                  2,534                  2,294

       Current maturities of loans payable                                            94,056                 21,268

       Accounts payable and accrued expenses                                       4,732,200              1,278,443

       Billings in excess of costs and estimated earnings on
       uncompleted contracts                                                       2,162,452                215,819

       Due to officer                                                                      -                100,000

       Due to shareholders                                                            88,157                 58,207

       Income taxes payable                                                          223,753                 23,700

       Deferred income taxes                                                         196,100                129,000
                                                                          -------------------    -------------------


          Total current liabilities                                                8,050,252              1,828,731


Capital lease obligation, net of current portion                                       2,073                  4,608

Loans payable, net of current portion                                                170,362                      -

Due to shareholders, net of current portion                                        1,026,755                      -

Deferred income taxes                                                                344,900                527,000
                                                                          -------------------    -------------------


          Total liabilities                                                        9,594,342              2,360,339
                                                                          -------------------    -------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

       Preferred Stock - $0.0001 par value, 5,000,000 shares
       authorized, none issued                                                             -                      -

       Common Stock - $0.0001 par value, 75,000,000 shares
       authorized, 20,849,976 shares and
       13,078,844 shares issued and outstanding, respectively                          2,085                  1,308

       Additional paid-in capital                                                 11,991,476              8,002,639

       Unearned consulting services                                                  (38,559)                     -

       Accumulated deficit                                                          (667,247)              (543,060)
                                                                          -------------------    -------------------


          Total shareholders' equity                                              11,287,755              7,460,887
                                                                          -------------------    -------------------

          Total liabilities and shareholders' equity                            $ 20,882,097           $  9,821,226
                                                                          ===================    ===================


 The accompanying notes are an integral part of these consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            Year Ended
                                                                                             April 30,
                                                                                      2004               2003
                                                                                  --------------    ---------------
REVENUE                                                                             $22,076,246         $5,422,858
                                                                                  --------------    ---------------

COSTS AND EXPENSES:
       Cost of revenue                                                               16,076,155          3,768,495
       Selling, general and administrative expenses                                   5,560,583          1,860,827
       Provision for doubtful accounts                                                   91,137             38,779
       Depreciation and amortization                                                    382,510            116,501
                                                                                  --------------    ---------------

          Total costs and expenses                                                   22,110,385          5,784,602
                                                                                  --------------    ---------------

OPERATING LOSS                                                                          (34,139)          (361,744)

OTHER EXPENSE:

       Interest expense                                                                  14,048                  -
                                                                                  --------------    ---------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                                  (48,187)          (361,744)


Income tax provision                                                                    (76,000)           (19,550)
                                                                                  --------------    ---------------

NET LOSS                                                                               (124,187)          (381,294)


Imputed dividends accreted on Convertible Series B Preferred stock                            -           (173,000)
                                                                                  --------------    ---------------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                                          ($124,187)         ($554,294)
                                                                                  ==============    ===============

Basic net loss per common share                                                          ($0.01)            ($0.05)
                                                                                  ==============    ===============

Basic weighted average number of common shares outstanding                           18,260,359         10,376,685
                                                                                  ==============    ===============

 The accompanying notes are an integral part of these consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                 Additional  Unearned         Total
                                       Preferred Stock       Common Stock         Paid-In    Consulting    Shareholders' Accumulated
                                      Shares     Amount    Shares       Amount     Capital    Services        Equity        Deficit
                                      --------   ------- -----------   --------   ----------  ----------   ------------  -----------
BALANCE, MAY 1, 2002                        -        $0   5,500,000       $550       $4,450          $0        $11,234     $ 16,234


Effect of reverse acquisition             250         1   1,025,632        103      (80,919)          -              -      (80,815)

Return and retirement of common
stock in connection with reverse
acquisition                                 -         -    (500,000)       (50)          50           -              -            -

Sale of Series B Preferred Stock
sold through private placement            455         -           -          -      455,000           -              -      455,000

Series B Preferred Stock issued
in consideration for payment of
accounts payable                           64         0           -          -       64,000           -              -       64,000

Conversion of Series A Preferred
Stock to common stock                    (250)       (1)  3,000,000        300         (299)          -              -            -

Imputed Series B Preferred Stock
dividend attributable to beneficial
conversion feature                          -         -           -          -      173,000           -       (173,000)           -

Sale of Series C Preferred Stock sold
through private placement               1,000         -           -          -    1,000,000           -              -    1,000,000

Issuance of common stock upon
acquisition of Invisinet, Inc.              -         -   1,000,000        100    1,749,900           -              -    1,750,000

Issuance of common stock upon
acquisition of Walker Comm, Inc.            -         -   2,486,000        249    4,574,000           -              -    4,574,249

Conversion of Series B Preferred
Stock to common stock                    (519)        -     567,212         56          (56)          -              -            -

Stock options granted to an officer
in connection with the acquisition
of Invisinet, Inc.                          -         -           -          -       63,513           -              -       63,513


Net loss                                    -         -           -          -            -           -       (381,294)    (381,294)
                                      --------   ------- -----------   --------   ----------  ----------   ------------  -----------

 The accompanying notes are an integral part of these consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                                                                                 Additional  Unearned         Total
                                    Preferred Stock           Common Stock        Paid-In    Consulting   Shareholders' Accumulated
                                    Shares    Amount       Shares       Amount    Capital    Services        Equity       Deficit
                                    -------   -------     -----------  -------  ------------ ----------   ------------  ------------
BALANCE, APRIL 30, 2003              1,000        $0      13,078,844   $1,308   $ 8,002,639         $0      ($543,060)  $ 7,460,887

Conversion of Series C
Preferred Stock to common stock     (1,000)        -       1,786,000      179          (179)         -              -             -


Issuance of common stock through
private placement                        -         -       4,444,400      444     2,173,824          -              -     2,174,268

Issuance of common stock,
acquisition of Clayborn
Contracting Group, Inc.                  -         -         826,446       83       867,685          -              -       867,768

Issuance of common stock,
acquisition of Heinz
Corporation                              -         -         714,286       71       699,929          -              -       700,000

Fair value of stock options
granted to nonemployees                  -         -               -        -       196,166          -              -       196,166


Issuance of stock options for
consulting services                      -         -               -        -        51,412    (51,412)             -             0


Amortization of unearned
consulting services                      -         -               -        -             -     12,853              -       12,853


Net loss                                 -         -               -        -             -          -       (124,187)     (124,187)
                                    -------   -------     -----------  -------  ------------ ----------   ------------  ------------

BALANCE, APRIL 30, 2004                  0        $0      20,849,976   $2,085   $11,991,476   ($38,559)     ($667,247)  $11,287,755
                                    =======   =======     ===========  =======  ============ ==========   ============  ============



 The accompanying notes are an integral part of these consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        Year Ended
                                                                                                         April 30,
                                                                                                 2004                2003
                                                                                            ----------------    ----------------
OPERATING ACTIVITIES :
      Net loss                                                                                   ($124,187)          ($381,294)
      Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                                              382,510             116,501
        Provision for doubtful accounts                                                             91,137              38,779

        Gain on disposition of fixed assets                                                              -              (2,085)

        Fair value of stock options granted                                                        209,019                   -

        Deferred income taxes                                                                     (218,800)                  -

      Changes in operating assets and liabilities, net of acquisitions:
        Accounts receivable                                                                     (2,422,541)           (676,341)
        Costs and estimated earnings in excess of billings on uncompleted contracts             (1,379,816)            (10,087)
        Inventory                                                                                   11,976               2,428
        Prepaid expenses                                                                           (51,319)            (99,789)

        Other assets                                                                               (24,032)                (75)
        Accounts payable and accrued expenses                                                    2,354,024             182,614
        Billings in excess of costs and estimated earnings on uncompleted contracts              1,908,541            (155,539)
        Income taxes payable                                                                       200,053              19,550
                                                                                            ----------------    ----------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                936,565            (965,338)
                                                                                            ----------------    ----------------
INVESTING ACTIVITIES:

      Proceeds from disposition of fixed assets                                                          -              41,607
      Acquisition of property and equipment                                                        (86,011)             (3,065)

      Proceeds from repayment of note receivable                                                         -             172,514

      Acquisition of Clayborn, net of cash received                                               (722,177)                  -

      Acquisition of Heinz, net of cash received                                                  (109,194)                  -
      Acquisition earn-out and other transaction costs                                            (497,677)           (375,993)
                                                                                            ----------------    ----------------
NET CASH USED IN INVESTING ACTIVITIES                                                           (1,415,059)           (164,937)
                                                                                            ----------------    ----------------

 The accompanying notes are an integral part of these consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                                                                                                        Year Ended
                                                                                                         April 30,
                                                                                                 2004                2003
                                                                                            ----------------    ----------------
FINANCING ACTIVITIES:

      Cash received in reverse acquisition                                                               -               3,257

      Restricted cash                                                                                    -            (200,000)

      Proceeds from advances from officers                                                               -             100,000
      Repayment of advances from officers                                                         (100,000)            (20,743)

      Proceeds from sale of preferred stock                                                              -           1,455,000

      Proceeds from sale of common stock                                                         2,174,268                   -

      Borrowings on line of credit                                                                 461,000                   -
      Repayment of equipment loans payable                                                        (237,390)            (53,169)
      Payments of capital lease obligations                                                         (2,295)             (2,077)
                                                                                            ----------------    ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                        2,295,583           1,282,268
                                                                                            ----------------    ----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                        1,817,089             151,993
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                       167,547              15,554
                                                                                            ----------------    ----------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                          $1,984,636          $  167,547
                                                                                            ================    ================


 The accompanying notes are an integral part of these consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                                                                                                        Year Ended
                                                                                                         April 30,
                                                                                                 2004                2003
                                                                                            ----------------    ----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the year for:
        Interest                                                                                 $   15,770          $    8,131
                                                                                            ================    ================
        Income taxes                                                                             $  105,193              $1,380
                                                                                            ================    ================
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Issuance of common stock for net noncash assets received in acquisitions                   $1,567,768          $6,324,249
                                                                                            ================    ================
      Earn-out consideration unpaid relating to acquisitions                                     $1,114,912          $   58,207
                                                                                            ================    ================
      Issuance of note for net noncash assets received in acquisition                            $  182,648          $        -
                                                                                            ================    ================
      Issuance of note for property and equipment                                                $   32,339          $        -
                                                                                            ================    ================
      Equipment acquired under capital lease                                                     $        -          $    9,468
                                                                                            ================    ================
      Issuance of 64 shares of Series B preferred stock as payment of advances from
      shareholder and accounts payable                                                           $        -          $   64,000
                                                                                            ================    ================
      Imputed Series B preferred stock dividend attributable to a beneficial conversion
      feature                                                                                    $        -          $  173,000
                                                                                            ================    ================
      Conversion of Series A preferred stock to common stock                                     $        -          $      300
                                                                                            ================    ================
      Conversion of Series B preferred stock to common stock                                     $        -          $       56
                                                                                            ================    ================
      Conversion of Series C preferred stock to common stock                                     $      179          $        -
                                                                                            ================    ================
      Stock options issued related to an acquisition                                             $        -          $   63,513
                                                                                            ================    ================

 The accompanying notes are an integral part of these consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of WPCS International Incorporated ("WPCS") and its wholly owned subsidiaries, WPCS Incorporated , Invisinet Inc. ("Invisinet") from November 13, 2002 (date of acquisition), Walker Comm Inc. ("Walker") from December 30, 2002 (date of acquisition), Clayborn Contracting Group, Inc. from August 22, 2003 (date of acquisition), and Heinz Corporation ("Heinz") from April 2, 2004 (date of acquisition), collectively the "Company".

The Company is a project engineering company that focuses on the implementation requirements of specialty communication systems, wireless fidelity ("WiFi") deployment and fixed wireless deployment. The Company provides a range of specialty communication services including project management, site design, structured cabling, product integration, network security and technical support.

On May 17, 2002, Phoenix Star Ventures, Inc. ("PSVI") a publicly held "shell company", became the legal acquirer of WPCS Holdings, Inc. ("Holdings") by issuing 5,500,000 shares of its common stock to the shareholders of Holdings in exchange for all of the outstanding common shares of Holdings. The former shareholders of Holdings, immediately after the business combination, owned the majority of the combined companies. Accordingly, the business combination has been accounted for as a reverse acquisition, whereby, for accounting purposes, Holdings is the accounting acquirer and PSVI is the accounting acquiree. The consolidated financial statements of the Company include the accounts of PSVI since its acquisition. The cost of the acquisition approximated the fair value of the net assets of PSVI that were acquired and accordingly, assets, liabilities and the outstanding preferred stocks of PSVI were initially recorded at historical carrying values.

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

On December 30, 2002, the Company acquired all of the outstanding shares of Walker in exchange for an aggregate of 2,486,000 newly issued shares of the Company's common stock and $500,000 cash consideration. An additional $500,000 is payable contingent upon Walker achieving certain net profits, to be paid in quarterly distributions equal to 75% of net income, which would increase the purchase price. At April 30, 2004, $500,000 has been charged to goodwill relating to this earn-out provision.

On August 22, 2003, the Company acquired all of the outstanding shares of Clayborn in exchange for an aggregate of 826,446 newly issued shares of the Company's common stock and $900,000 cash consideration. An additional $1,100,000 is due by September 30, 2007, payable in quarterly distributions, by payment to the Clayborn shareholders of 50% of the quarterly post-tax profits of Clayborn.

On April 2, 2004, the Company acquired all of the issued and outstanding common stock of Heinz. The Company acquired all of the issued and outstanding shares of Heinz for $1,000,000, as follows: (1) $700,000 of the Company's common stock, based on the closing price of our common stock on March 30, 2004 of $0.98 per share, for an aggregate of 714,286 newly issued shares of the Company's common stock and (2) $300,000 total cash consideration, of which $100,000 was paid at closing and a $200,000 non-interest bearing promissory note. Of the $200,000, $75,000 is payable on the first and second anniversaries of the closing date and $50,000 is payable on the third anniversary of the closing date.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Concentrations of Credit Risk

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

Accounts Receivable

Accounts receivable are due within contractual payment terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Credit is extended based on evaluation of a customer's financial condition. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payment subsequently received on such receivables are credited to the allowance for doubtful accounts. Included in the accounts receivable is retainage receivable of $561,288 which is expected to be collected within one year.

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The Company completed the initial step of impairment testing which indicated that no goodwill impairment existed as of April 30, 2004. The Company determined the fair value of the businesses acquired for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. The fair value of the Company's reporting units derived using discounted cash flow models exceeded the carrying values of the reporting units. Accordingly, step two was unnecessary and no impairment was recognized in the consolidated statement of operations for the years ended April 30, 2004 and 2003. On an ongoing basis, the Company expects to perform its annual impairment test during the fourth quarter absent any interim impairment indicators.

Goodwill through the year ended April 30, 2004 consisted of the following:

Beginning balance, May 1, 2003                 $5,388,882

Clayborn acquisition                            1,772,806
Heinz acquisition                               1,065,799
Walker earn out provision                         441,793
Transaction costs                                  12,590
                                         -----------------

Ending balance, April 30, 2004                 $8,681,870
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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings (Loss) Per Share

Earnings (loss) per common share is computed pursuant to SFAS No. 128, "Earnings Per Share" ("EPS"). Basic income (loss) per share is computed as net income
(loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock options, restrictive stock awards, warrants and other convertible securities. At April 30, 2004, the Company had 3,478,475 stock options and 5,109,400 warrants outstanding. At April 30, 2003, 77,000 stock options were outstanding. Diluted EPS is not presented since the effect of the assumed exercise of options and the assumed conversion of the Series C convertible preferred stock would be antidilutive.

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

The Company applies the intrinsic value method in accounting for its stock-based compensation plan. Had the Company measured compensation under the fair value based method for stock options granted, the Company's net loss attributable to common shareholders and net loss per share attributable to common shareholders for the years ended April 30, 2004 and 2003 would have been as follows:

                                                                                               2004                 2003
                                                                                          ----------------    -----------------
Net loss attributable to common shareholders, as reported                                      ($124,187)           ($554,294)

Deduct: total stock-based employee compensation expense determined under the
fair value based method for all awards, net of tax                                              (141,109)              (9,992)
                                                                                          ----------------    -----------------

Net loss attributable to common shareholders, pro forma                                        ($265,296)           ($564,286)
                                                                                          ================    =================

Net loss per share attributable to common shareholders
                  As reported                                                                     ($0.01)              ($0.05)
                  Pro forma                                                                       ($0.01)              ($0.05)


The fair value of each option grant was estimated on the date of grant using the Black-Scholes Option pricing model with the following assumptions: Risk-free interest rate ranging from 2% to 3.6%, dividend yield of 0%, expected life of 5 years and volatility of 73.2% in 2004 and 71.6% in 2003.

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


period. The most significant estimates relate to the calculation of percentage of completion on uncompleted contracts, allowance for doubtful accounts, valuation of inventory and life of customer lists. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 and requires that a liability for a cost associated with and exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The impact of the adoption of SFAS No. 146 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.123." SFAS No. 148 amends SFAS No. 123,"Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 for the year ended April 30, 2004. The adoption of SFAS No. 148 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, ("FIN No. 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN No. 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN No. 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the disclosure requirements of FIN No. 45 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46") "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year on interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. The adoption of this statement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITIONS

Clayborn

On August 22, 2003, the Company completed a merger with Clayborn Contracting Group, Inc, a California corporation ("Clayborn"). The acquisition of Clayborn gives the Company expertise in engineering and deployment services for specialty communication systems and additional wireless opportunities to pursue.

The aggregate consideration paid by the Company for Clayborn was approximately $2,929,000. The Company acquired all of the issued and outstanding shares of Clayborn in exchange for $900,000 cash consideration and $61,000 of transaction costs, and 826,446 newly issued shares of the Company's common stock with a fair value of approximately $868,000 based on the average value of the Company's common stock as of a few days before and after the merger terms were agreed to and announced. An additional $1,100,000 is due by September 30, 2007, payable in quarterly distributions, by payment to the Clayborn shareholders of 50% of the quarterly post tax profits of Clayborn.

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

A valuation of certain assets was completed, including property and equipment, backlog, list of major customers, and the Company internally determined the fair value of its other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used including the market and cost approaches. The initial purchase price allocation has been adjusted as a result of final valuation, with fixed assets increasing in value by $74,000, customer lists being valued at $245,000, inventory being valued at $39,000 and backlog being valued at $13,500, resulting in a decrease in goodwill by these combined amounts. The aggregate changes resulted in goodwill being decreased to $1,772,806 as of the acquisition date.

The purchase price allocation has been determined as follows:

Assets purchased:
    Cash                                                     $  134,218
    Accounts receivable                                         575,804
    Costs in excess of billings                                 231,562
    Income tax refunds receivable                               104,765
    Inventory                                                    39,000
    Fixed assets                                                444,126
    Backlog                                                      13,500
    Customer list                                               245,000
    Other assets                                                 97,669
    Goodwill                                                  1,772,806
                                                       ------------------
                                                              3,658,450
                                                       ------------------
Liabilities assumed:
    Accounts payable                                           (294,992)
    Accrued expenses                                           (136,119)
    Notes payable                                              (184,611)
    Deferred tax liability                                     (113,800)
                                                       ------------------
                                                               (729,522)
                                                       ------------------
Purchase price                                              $ 2,928,928
                                                       ==================

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Heinz

On April 2, 2004, the Company acquired all of the issued and outstanding common stock of Heinz Corporation ("Heinz"). The Company acquired all of the issued and outstanding shares of Heinz for $1,000,000, as follows: (1) $700,000 of the Company's common stock, based on the closing price of our common stock on March 30, 2004 of $0.98 per share, for an aggregate of 714,286 newly issued shares of the Company's common stock and (2) $300,000 total cash consideration, of which $100,000 was paid at closing and a $200,000 non-interest bearing promissory note. Of the $200,000, $75,000 is payable on the first and second anniversaries of the closing date and $50,000 is payable on the third anniversary of the closing date. The purchase price includes the present value of the note totaling $182,648, discounted at 5%. The current and long-term discounted maturity of this note is $71,429 and $111,219, respectively. Based on the preliminary information currently available, the acquisition resulted in goodwill of approximately $1,066,000. Upon completion of a formal purchase price allocation there may be a decrease in the amount assigned to goodwill and a corresponding increase in tangible or other intangible assets.

Heinz is a St. Louis, Missouri based provider of in-building wireless infrastructure services for both cellular and WiFi applications, including consulting, integration and installation services for wireless infrastructure. In addition, Heinz has performed fixed wireless services, structured cabling, and cellular base station equipment installation and testing. The acquisition of Heinz gives the Company additional project engineering expertise for wireless infrastructure services, broadens its customer base, and expands its geographical presence in the Midwest.

The acquisition of Heinz was accounted for under the purchase accounting method of accounting in accordance with SFAS No. 141, "Business Combinations." Under the purchase method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill and (or) other intangible assets are recorded to the extent the merger consideration, including certain acquisition and closing costs, exceeds the fair value of the net identifiable assets acquired at the date of the merger.

The preliminary purchase price allocation has been determined as follows:

Assets purchased:
    Cash                                                       $  8,052
    Accounts receivable                                         605,435
    Costs in excess of billings                                 103,459
    Fixed assets                                                 23,676
    Other assets                                                 71,128
    Goodwill                                                  1,065,799
                                                      ------------------
                                                              1,877,549
                                                      ------------------

Liabilities assumed:
    Accounts payable                                           (546,293)
    Accrued expenses                                           (130,694)
    Line of credit                                              (90,000)
    Notes payable                                               (80,942)
    Billings in excess of cost                                  (29,223)
                                                      ------------------
                                                               (877,152)
                                                      ------------------
Purchase price                                              $ 1,000,397
                                                      ==================

The following unaudited pro forma consolidated financial information for the years ended April 30, 2004 and 2003, present the combined results of operations of the Company, as if the acquisitions of Clayborn and Heinz had occurred on May 1, 2003

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and 2002, after giving effect to certain adjustments, including the issuance of the Company's common stock to Clayborn and Heinz as part of the purchase price. In addition, the unaudited pro forma consolidated financial information for the year ended April 30, 2003 includes the combined results of the Company, as if the acquisitions of Invisinet and Walker had occurred on May 1, 2002, including issuance of the Company's common stock to Invisinet and Walker. The pro forma financial information does not necessary reflect the results of operations that would have occurred had the Company, Clayborn, Heinz, Invisinet and Walker been a single entity during such periods.

                                                                                            Year ended April 30,
                                                                                           2004              2003
                                                                                      --------------      ------------
Revenue                                                                                 $27,236,503       $22,716,562

Net loss attributable to common shareholders                                              ($423,186)      ($1,862,417)

Weighted average number of shares used in calculations of basic loss per share           19,229,804        14,112,206

Basic net loss per share                                                                     ($0.02)           ($0.13)

For all acquisitions, customer lists are being amortized over a period of 5 years. The Company recorded amortization expense of $154,000 and $41,000 for the years ended April 30, 2004 and April 30, 2003, respectively. The minimum amortization of customer lists is $603,000 over the next five years. Any future goodwill impairments are not deductible for income tax purposes.

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following at April 30, 2004:

Costs incurred on uncompleted contracts                   $17,574,035
Estimated contract profit                                   4,699,280
                                                        --------------
                                                           22,273,315
Less: billings to date                                     22,312,736
                                                        --------------
                     Net costs in excess                     ($39,421)
                                                        ==============

Costs and estimated earnings in excess of billings         $2,123,031
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                 (2,162,452)
                                                        --------------
                           Net costs in excess               ($39,421)
                                                        ==============

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at April 30, 2004:

                                                 Estimated
                                                useful life
                                                  (years)            Amount
                                               --------------    ---------------

Furniture and fixtures                           5 - 7                 $163,778
Vehicles                                         5 - 7                  624,304
Machinery and equipment                          5                      559,256
Leasehold improvements                           3 - 10                 192,349
                                                                 ---------------
                                                                      1,539,687
Less accumulated depreciation and
amortization                                                            533,927
                                                                 ---------------
                                                                     $1,005,760
                                                                 ===============

Depreciation expense for property and equipment for the years ended April 30, 2004 and 2003 was approximately $228,300 and $75,500, respectively.

Property and equipment under capital leases totaled approximately $11,000 and accumulated depreciation on such property and equipment aggregated approximately $4,600 at April 30, 2004.

NOTE 6 - LINE OF CREDIT

On October 29, 2003, Walker obtained a revolving line of credit facility with a commercial bank in the amount of $750,000. The borrowing limit is up to 70% of eligible Walker accounts receivable. As of April 30, 2004, the borrowing base was $750,000 and the outstanding balance was $531,000. The line of credit is collateralized by all of Walker's accounts receivable, inventory and equipment and bears interest at the Wall Street Journal Prime Index Rate plus 1.5% (5.50% as of April 30, 2004). In addition, the Company and certain executive officers of the Company have personally guaranteed this line of credit facility. This line is subject to annual renewal and matures on November 5, 2004. Accrued interest is payable monthly.

In connection with the acquisition of Heinz, the Company assumed a revolving line of credit facility with a commercial bank in the amount of $200,000. As of April 30, 2004, the borrowing base was $200,000 and the outstanding balance was $20,000. The line of credit is collateralized by real estate property owned by the President of Heinz and his personal guarantee, and bears interest at 4.0% as of April 30, 2004. The Company has indemnified the President of Heinz for any personal liability arising from this line of credit facility. This line is subject to annual renewal and matures on November 16, 2004. Accrued interest is payable monthly.

NOTE 7 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of Walker, an additional $500,000 is payable to the Walker shareholders, provided Walker achieves certain net profits, to be paid in quarterly distributions equal to 75% of net income. At April 30, 2004, $500,000 has been charged to goodwill relating to this earn-out provision and the total remaining payable to the Walker shareholders under this earn-out provision was $14,912.

In connection with the acquisition of Walker, the Company assumed a ten-year lease with trusts, of which, certain officers of the Company are the trustees, for a building and land located in Fairfield, California, which is occupied by its Walker subsidiary. For the year ended April 30, 2004, $56,000 was paid as rent for this lease.

In connection with the acquisition of Clayborn, an additional $1,100,000 is due by September 30, 2007, payable in quarterly distributions to the Clayborn shareholders, by payment of 50% of the quarterly post tax profits of Clayborn.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - RETIREMENT PLANS

Walker and Clayborn participate in an employee savings plan under Section 401(k) of the Internal Revenue Code pursuant to which eligible employees may elect to defer a portion of their annual salary by contributing to the plan. Contributions by Walker and Clayborn are made at the discretion of the Board of Directors. There were $4,000 in contributions made for the year ended April 30, 2004 and none for 2003.

The Company also contributes to multi-employer pension plans which provide benefits to union employees covered by collective bargaining agreements. General and administrative expenses include approximately $1,200,000 and $239,000 for such costs for the years ended April 30, 2004 and 2003, respectively.

NOTE 9 - INCOME TAXES

The provision or income taxes for the years ended at April 30, 2004 and 2003 is summarized as follows:

                                          2004                    2003
                                    -----------------      -------------------
Current
    Federal                                $177,000                    $    -
    State                                   117,800                    19,550

Deferred
    Federal                                 (49,000)                        -
    State                                  (169,800)                        -
                                    -----------------      -------------------
Totals                                      $76,000                   $19,550
                                    =================      ===================

The actual provisions for income taxes reflected in the consolidated statements of operations for the years ended April 30, 2004 and 2003 differ from the amounts computed at the federal statutory tax rates. The principal differences between the statutory income tax expense and the effective provision for income taxes are summarized as follows:

                                                                    2004                  2003
                                                        -------------------    ------------------

Expected tax benefit at statutory rate (34%)                      ($16,000)           ($122,000)
State and local taxes, net of federal tax benefit                   76,000               19,550
Increase in valuation allowance                                     16,000              122,000
                                                        -------------------    ------------------
                                                                   $76,000              $19,550
                                                        ===================    ==================


                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences which give rise to deferred tax assets and liabilities at April 30, 2004 is summarized as follows:

                                                                               2004
                                                                      ------------------
Deferred tax assets:
     Net operating loss carryforward                                           $60,000
     Allowance for doubtful accounts                                            26,000
     Federal benefit of deferred state tax liabilities                          34,000
     Valuation allowance                                                       (60,000)
                                                                      ------------------
               Net deferred tax assets - current                                60,000
                                                                      ------------------
Deferred tax liabilities:
     Sec 481(a) adjustment for cash to accrual basis accounting
     - current                                                                (106,000)
     - long term                                                              (106,000)
     Non-deductible amortization of purchase price
          Inventory - current                                                  (29,000)
          Fixed assets - long term                                            (132,000)
          Customer lists - long term                                          (168,000)
                                                                      ------------------
               Total                                                          (541,000)
                                                                      ------------------

Net deferred tax liabilities                                                 ($481,000)
                                                                      ==================


The Company has net operating loss carryforwards for State tax purposes approximating $678,000 expiring through 2011. Due to the uncertainty of recognizing a tax benefit on these losses, the Company has provided a full valuation allowance against these deferred tax assets.

NOTE 10 - STOCK OPTION PLAN

The Company established a nonqualified stock option plan pursuant to which options to acquire a maximum of 5,000,000 shares of the Company's common stock were reserved for grant (the "2002 Plan"). Under the terms of the 2002 Plan, the options, which expire five years after grant, are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. At April 30, 2004, there were 1,521,525 shares available for grant under the 2002 Plan.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of activity with respect to stock options granted under the 2002 Plan at April 30, 2004:

                               Options outstanding                    Options exercisable

                                              Weighted-average
                                               remaining
                              Shares            life in                                 Exercise
  Exercise prices          under option          years                  Shares           price
---------------------    -----------------    -------------          -------------  -------------
       $1.35                       50,000         3.90                     50,000        $1.35
       $1.37                        2,000         3.61                      1,300        $1.37
       $1.66                       25,000         3.42                     15,000        $1.66
       $1.50                       50,000         1.00                     50,000        $1.50
       $1.25                       25,000         4.01                     12,500        $1.25
       $1.00                      350,000         0.07                    350,000        $1.00
       $0.45                      700,000         0.07                    700,000        $0.45
       $0.45                      300,000         2.07                    133,333        $0.45
       $0.75                      634,000         4.09                    581,167        $0.75
       $0.75                      250,000         4.12                     54,688        $0.75
       $1.07                      150,000         4.27                    150,000        $1.07
       $1.55                      100,000         4.27                    100,000        $1.55
       $2.33                      100,000         4.27                    100,000        $2.33
       $1.20                      137,475         4.34                     22,913        $1.20
       $1.00                      265,000         4.61                    109,665        $1.00
       $1.25                      150,000         1.61                    150,000        $1.25
       $0.97                       75,000         4.92                     75,000        $0.97
       $0.91                      115,000         4.92                      2,396        $0.91
                         -----------------                           -------------
       Total                    3,478,475                               2,657,962
                         =================                           =============

The weighted-average fair value of options on the grant date was $0.36 and $1.06, respectively, for options granted during the years ended April 30, 2004 and 2003.

NOTE 11 - SHAREHOLDERS' EQUITY

On June 25, 2003, (and amended July 24, 2003), the Company offered in a private placement, up to 100 units (the "Units") for sale to accredited investors at a price of $25,000 per Unit (the "Offering"). Each Unit consists of (i) 44,444 shares of the Company's common stock and (ii) warrants to purchase 44,444 shares of common stock, exercisable for a period of three years at an exercise price of $0.90 per share (the "Warrants"). The Company sold all 100 Units from the Offering and received proceeds of $2,174,268 net of the placement agent commissions and other issuance costs. The Warrants may be redeemed in whole or in part at the option of the Company for $0.01, if the closing price of the Company's common stock is at least $1.25 per share on average for 10 consecutive trading days, ending not earlier than 30 days before the Warrants are called for redemption. In connection with the Offering, the placement agent was issued Warrants to purchase 665,000 shares of the Company's common stock, exercisable for a period of three years, at an exercise price of $0.75 per share.

On April 30, 2003, all 1,000 Series C Preferred shares were converted into 1,786,000 shares of the Company's common stock.

For the fiscal year ended April 30, 2004, the Company granted options to purchase 1,452,000 shares of its common stock to certain consultants. The options have exercise prices ranging from $0.45 to $2.33, and vesting periods of one to five years. The Company has valued these options using the Black-Scholes Option pricing model and recorded $209,000 of expense for the year ended April 30, 2004.

On April 21, 2004, a majority of the shareholders of the Company approved an increase in the total number of authorized common shares from 30,000,000 to 75,000,000.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SEGMENT REPORTING

The Company's reportable segments are determined based upon the nature of the services, the external customers and customer industries and the sales and distribution methods used to market the products. The Company has two reportable segments: wireless infrastructure services and specialty communication systems. The Company evaluates performance based upon (loss) income before income taxes. Corporate includes corporate salaries and external professional fees, such as accounting, legal and investor relations costs which are not allocated to the other subsidiaries. Corporate assets include cash, prepaid expenses and deferred tax assets. Segment reporting commenced after the Company acquired Walker in December 2002. Prior to that date, the Company operated as only one segment. Segment results for the years ended April 30, 2004 and 2003 are as follows:



                               Year ended April 30, 2004                                  Year ended April 30, 2003
                               Wireless       Specialty                                   Wireless        Specialty
                 Corporate  Infrastructure  Communication      Total      Corporate   Infrastructure  Communication       Total
                 ---------  --------------  -------------      -----      ---------   --------------  -------------       -----
Revenue             $    -     $4,568,714     $17,507,532   $22,076,246       $    -    $1,850,300        $3,572,558     $5,422,858

Depreciation
and
Amortization           $98         40,054         342,358       382,510       $    -        21,544            94,957        116,501

(Loss)
income
before
income taxes     ($924,625)      $372,308        $504,130      ($48,187)   ($223,211)     ($61,185)         ($77,348)     ($361,744)

Goodwill            $    -     $2,698,343      $5,983,527    $8,681,870       $    -    $1,627,044        $3,761,838     $5,388,882

Total assets      $803,082     $6,387,166     $13,691,849   $20,882,097     $136,963    $2,753,206        $6,931,057     $9,821,226


NOTE 13 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has entered into employment contracts ranging from two to four years with its executive officers. The aggregate base salary commitments under these contracts at April 30, 2004 are approximately $1,600,000.

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. The Company is currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, consolidated financial condition or operating results.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Lease Commitments

The Company leases its office facilities pursuant to non-cancelable operating leases expiring through February 2011. The Company also has non-cancelable vehicle leases. The minimum rental commitments under these non-cancelable leases at April 30, 2004 are summarized as follows:

         Year ending April 30,
               2005                                         $215,720
               2006                                          165,799
               2007                                          125,814
               2008                                          107,481
               2009                                          102,854
               Thereafter                                    196,421
                                                  -------------------
         Total minimum lease payments                       $914,089
                                                  ===================

Rent expense for all operating leases was approximately $260,000 and $100,000 in 2004 and 2003, respectively.

Walker Comm, Inc. Acquisition

In connection with the acquisition of Walker, an additional $500,000 is payable to the Walker shareholders, provided Walker achieves certain net profits, to be paid in quarterly distributions equal to 75% of net income. Through April 30, 2004, $485,088 was paid and $14,912 was payable to the Walker shareholders against this earn-out provision. Accordingly, goodwill was increased by $500,000.

In connection with the acquisition of Walker, the Company assumed a ten-year lease with trusts, of which, certain officers of the Company are the trustees, for a building and land located in Fairfield, California, which is occupied by its Walker subsidiary. For the year ended April 30, 2004, $56,000 was paid as rent for this lease.

Clayborn Contracting Group, Inc. Acquisition

In connection with the acquisition of Clayborn, an additional $1,100,000 is due by September 30, 2007, payable in quarterly distributions to the Clayborn shareholders, by payment of 50% of the quarterly post tax profits of Clayborn.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. NONE

ITEM 8A - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of the end of the period covered by this Annual Report, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

ITEM 9 - DIRECTORS AND OFFICERS OF THE REGISTRANT

The following persons are our executive officers and directors as of the date hereof:


        NAME           AGE                 OFFICES HELD
--------------------  --------    --------------------------------------
Andrew Hidalgo          48        Chairman, Chief Executive Officer and Director
Donald Walker           41        Executive Vice President
E.J. von Schaumburg     37        Executive Vice President
James Heinz             42        Executive Vice President
Joseph Heater           40        Chief Financial Officer
Norm Dumbroff           43        Director
Neil Hebenton           48        Director
Gary Walker             49        Director
William Whitehead       48        Director


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

E.J. von Schaumburg, Executive Vice President

Mr. von Schaumburg has been Executive Vice President since November 2002. He is responsible for the strategic development of WPCS including major accounts and corporate marketing. From July 2000 until November 2002, Mr. Von Schaumburg was President of Invisinet, Inc. He is a twelve-year veteran of the wireless industry and founding member of the Wireless Ethernet Compatibility Alliance
(WECA). From February 1989 until July 2000, Mr. von Schaumburg worked for eight years as a Business Development Manager for AT&T and three years as a divisional CFO for Lucent Technologies. Mr. von Schaumburg holds a B.S. in Finance from St. Bonaventure University and an M.B.A. from Fairleigh Dickinson University.

James Heinz, Executive Vice President

Mr. Heinz has been Executive Vice President since April 2004. Mr. Heinz was the founder of Heinz Corporation and its President since January 1994 until its acquisition by WPCS in April 2004. He has over twenty years of project engineering experience in civil and commercial construction projects with over ten years specifically dedicated to wireless infrastructure services. He is the Chairman of the Construction Advisory Board for Southern Illinois University and a general advisory member of the School of Engineering. He holds a B.S. degree in construction management from Southern Illinois University.

Joseph Heater, Chief Financial Officer

Mr. Heater has been Chief Financial Officer since July 2003. From November 2001 to June 2003, Mr. Heater was the Controller for Locus Pharmaceuticals, Inc., a development stage pharmaceutical company. Prior to that, from April 1999 to September 2001, Mr. Heater was Director of Finance and Corporate Controller for esavio Corporation, an information technology consulting company providing application development, network design, integration, and managed services. Prior to that, from March 1995 to November 1998, Mr. Heater was Director of Financial Planning and Assistant Corporate Controller for Airgas, Inc. Mr. Heater holds a B.S. from the University of Nebraska and an M.B.A. from Villanova University.

Directors:

Norm Dumbroff

Mr. Dumbroff became a Director of WPCS in 2002. He has been the Chief Executive Officer of Wav Incorporated since April 1990, a distributor of wireless products in North America. Prior to Wav Incorporated, Mr. Dumbroff was an engineer for Hughes Aircraft. He holds a B.S. degree in Computer Science from Albright College.

Neil Hebenton

Mr. Hebenton became a director of WPCS in October 2002. Since February 2002, he has been Senior Director, Business Development, for Perceptive Informatics, Inc. (a subsidiary of PAREXEL International Corp.), a company offering clinical trial data management software applications to pharmaceutical and biotechnology companies. From January 1998 to January 2002, he was the Managing Director for the U.K. based FW Pharma Systems, a multi-million dollar application software company serving the pharmaceutical and biotechnology sectors. Prior to that, Mr. Hebenton has held a variety of operational, scientific and marketing positions in Europe with Bull Information Systems (BULP-Paris, Frankfurt, Zurich) and Phillips Information Systems. He received his B.S. in Mathematics from the University of Edinburgh, Scotland.

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

William Whitehead

Mr. Whitehead became a director of WPCS in October 2002. Since October 1998, he has been the Chief Financial Officer for Neutronics Incorporated, a multi-million dollar process and safety systems manufacturer. Mr. Whitehead has held a variety of financial management positions with Deloitte & Touche and was Division Controller for Graphic Packaging Corporation from April 1990 to March 1998. After attending West Point, Mr. Whitehead received a B.S. in Accounting from the Wharton School at the University of Pennsylvania and received his M.B.A. from the Kellogg Graduate School at Northwestern University.

Board of Directors

All of our directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Our executive officers are elected annually by the Board of Directors to hold office until the first meeting of the Board following the next annual meeting of stockholders and until their successors are chosen and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to us during fiscal year 2003 and 2004, we are not aware of any director, officer or beneficial owner of more than ten percent of our Common Stock that failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 on a timely basis during fiscal year 2004.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received during the fiscal years ended April 30, 2004, 2003, and 2002 by the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers based on salary and bonus earned during the 2004 fiscal year.

                           Summary Compensation Table
                                                        Annual Compensation                               Long Term Compensation
                                        ---------------------------------------   --------------------------------------------------
                                                                                Restricted  Securities
                                                                Other Annual      Stock      Underlying      LTIP       All Other
  Name and Principal Position         Year  Salary($) Bonus($)  Compensation($)   Awards     Options (5)    Payouts  Compensation($)
------------------------------------ ------ --------- -------- ---------------- ----------- -------------- ---------- -------------
Andrew Hidalgo

  Chairman, Chief Executive Officer   2004   154,400     17,000                -         -              -          -              -

  and Director                        2003   141,000          -                -         -              -          -              -

Stephen C. Jackson

  President                           2002    36,000          -                -         -              -          -              -

Donald Walker

  Executive Vice President (1)        2004   140,000     26,962                -         -        200,000          -              -
                                      2003    41,160      2,669                -         -              -          -              -

Gary Walker

  President-Walker and Director (2)   2004   140,000     26,962                -         -        200,000          -              -
                                      2003    42,333      2,669                -         -              -          -              -

E.J. von Schaumburg

Executive Vice President (3)          2004   120,000     51,000                -         -        400,000          -              -
                                      2003    55,000     23,375                -         -              -          -              -
Joseph Heater

Chief Financial Officer (4)           2004    95,500      8,000                -         -        400,000          -              -



(1) Mr. Walker has served as Executive Vice President since December 30, 2002.
(2) Mr. Walker has served as President, Walker and Director since December 30, 2002.
(3) Mr. von Schaumburg has served as Executive Vice President since November 13, 2002.
(4)  Mr. Heater has served as Chief Financial Officer since July 15, 2003.
(5) The number of securities under options granted reflects the number of WPCS shares that may be purchased upon the exercise of options. The Company does not have any outstanding stock appreciation rights.

Option Grants During 2004 Fiscal Year

The following table provides information related to options granted to the named executive officers during the 2004 fiscal year. The Company does not have any outstanding stock appreciation rights.


                             No. of Securities     % of Total Options
                                 Underlying       Granted to Employees
                              Options Granted              in               Exercise      Expiration
           Name                     (#)               Fiscal Year        Price ( $/Sh)       Date
---------------------------- ------------------- ----------------------- --------------- --------------

Andrew Hidalgo                     -                        -                    -                -

Donald Walker                200,000                      9.9%                0.75         6/3/2008

Gary Walker                  200,000                      9.9%                0.75         6/3/2008

E.J. von Schaumburg          300,000                     14.8%                0.45        5/27/2008

E.J. von Schaumburg          100,000                      4.9%                1.00        6/12/2008

Joseph Heater                250,000                     12.3%                0.75        6/12/2008

Joseph Heater                150,000                      7.4%                1.07         8/6/2008


Aggregated Option Exercises During 2004 Fiscal Year and Fiscal Year-End Option Values

The following table provides information related to employee options exercised by the named executive officers during the 2004 fiscal year and number and value of such options held at fiscal year-end.

                                                              Number of Securities Underlying            Value of Unexercised
                                                               Unexercised Options at Fiscal        In-the-Money Options at Fiscal
                                                                       Year- End (#)                       Year- End ($) (1)
           Name          Shares Acquired        Value       --------------------------------    --------------------------------
                         on Exercise (#)      Realized      Exercisable      Unexercisable       Exercisable    Unexercisable
----------------------- ------------------- --------------  --------------- ----------------    -------------- -----------------

Andrew Hidalgo                           -              -                -                -                 -                 -

Donald Walker                            -              -                -          200,000                 -            78,000

Gary Walker                              -              -                -          200,000                 -            78,000

E.J. von Schaumburg                      -              -          150,000          150,000           103,500           103,500

E.J. von Schaumburg                      -              -          100,000                -            14,000                 -

Joseph Heater                            -              -           85,000          165,000            33,150            64,350

Joseph Heater                            -              -          150,000                -            10,500                 -


     (1). Value based on the closing price of $1.14 per share on April 30, 2004, less the option exercise price.

EMPLOYMENT AGREEMENTS

Contract with Andrew Hidalgo

On February 1, 2004, the Company entered into a three-year employment contract with a shareholder who is the Chairman and Chief Executive Officer of the Company. Upon each one year anniversary of the agreement, the agreement will automatically renew for another three years from the anniversary date. The base salary under the agreement is $168,000 per annum plus benefits.

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

Contract with Joseph Heater

On February 1, 2004, the Company entered into a three-year employment contract with the Chief Financial Officer. The base salary under the agreement is $132,000 per annum, plus benefits.

Contract with James Heinz

On April 2, 2004, the Company entered into a three-year employment contract with James Heinz, the President of Heinz, who is also an Executive Vice President of the Company. The base salary under the agreement is $140,000, per annum, plus benefits.

DIRECTOR COMPENSATION

Directors serve without cash compensation and without other fixed remuneration. Directors are entitled to receive stock options under our 2002 Stock Option as determined by the Board of Directors. We reimburse our directors for expenses incurred in connection with attending Board meetings.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about the shares of the Company's common Stock that may be issued upon the exercise of options granted to employees under the 2002 Stock Option Plan, which were approved by the Board of Directors, as well as shares that may be issued upon the exercise of options under the 2002 Stock Option Plan, that were issued to consultants, which were not approved by the Board of Directors.


                                                                                                   (c)
                                                                                           Number of securities
                                             (a) (b) remaining available for
                                    Number of securities Weighted-average future
                                    issuance under
                                      to be issued upon         exercise price of       equity compensation plans
                                         exercise of               outstanding             excluding securities
                                    outstanding options,        options, warrants        reflected in column (a)
       Plan Category                 warrants and rights            and rights                     (1)
-----------------------------      ------------------------    ---------------------    ---------------------------
Equity compensation plans
approved by security holders                             -                        -                              -


Equity compensation plans
not approved by security                         3,478,475                    $0.94                      1,521,525
holders (1), (2)

                                   ------------------------    ---------------------    ---------------------------
Total                                            3,478,475                    $0.94                      1,521,525


(1) The Company established a nonqualified stock option plan pursuant to which options to acquire a maximum of 5,000,000 shares of the Company's common stock were reserved for grant. As of April 30, 2004, included above are 2,026,475 shares issuable upon exercise of options granted to employees and directors.

(2) Includes 1,452,000 shares issuable upon exercise of stock options granted to outside consultants for services rendered to the Company.

Code of Ethics

WPCS adopted a Code of Ethics for its officers, directors and employees. A copy of the Code of Ethics is incorporated by reference as an exhibit.

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, according to information supplied to the Company regarding the number and percentage of the Company's common stock beneficially owned by (i) each person who is beneficial owner of more than 5% of the common stock; (ii) by each director; (iii) by each executive officer; and (iv) by all directors and executive officers as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares listed.


Security Ownership of Certain Beneficial Owners
                          Name and Address of Beneficial              Amount and Nature of          Percent of
   Title of Class                      Owner                          Beneficial Ownership           Class **
---------------------    ----------------------------------       -----------------------------    --------------
Common stock             Barron Partners LP                 (1)            2,848,150                   13.7%
                           730 Fifth Avenue, 9th Floor
                         New York, NY 10019

Security Ownership of Management


                          Name and Address of Beneficial              Amount and Nature of          Percent of
   Title of Class                      Owner                          Beneficial Ownership           Class **
---------------------    ----------------------------------       -----------------------------    --------------
Common stock             Andrew Hidalgo                                    5,255,000                   25.2%
                         608 Perimeter Drive
                         Downingtown, PA 19335

Common Stock             Donald Walker                      (2)            1,216,645                   5.8%
                         521 Railroad Avenue
                         Fairfield, CA 94533

Common Stock             E.J. von Schaumburg                (2)              476,000                   2.3%
                         15 Manor Drive
                         Morristown, NJ 07960

Common Stock             James Heinz                                         714,286                   3.4%
                         1 West Waters Edge Drive
                         Belleville, IL 62221

Common Stock             Joseph Heater                      (2)              235,000                   1.1%
                         109 Brookhollow Drive
                         Downingtown, PA 19335

Common Stock             Gary Walker                        (2)            1,130,759                   5.4%
                         521 Railroad Avenue
                         Fairfield, CA 94533

Common stock             Norm Dumbroff (2)                  (2)              875,000                   4.2%
                         245 West Roosevelt Road
                         West Chicago, IL 60185

Common Stock             Neil Hebenton                      (2)               37,500                     *
                         404 Cumberland Lane
                            Chester Springs, PA 19425

Common stock             William Whitehead                  (2)              108,000                     *
                         609 Portland Drive
                         Downingtown, PA 19335

Common stock             All directors and executive        (2)           10,048,190                  48.2%
                         officers as a group (9 persons)

*     Less than 1% of the outstanding common stock

** Percentage is based on 20,849,976 shares of common stock outstanding.

(1) Includes 1,424,075 shares of common stock which may be acquired through the exercise of warrants.

(2) Includes the following number of shares of common stock which may be acquired by certain executive officers and directors through the exercise of stock options which were exercisable as of July 15, 2004 or become exercisable within 60 days of that date: Donald Walker, 200,000 shares; E.J. von Schaumburg, 325,000 shares; Joseph Heater, 235,000 shares; Gary Walker, 200,000 shares; Norm Dumbroff, 25,000 shares; Neil Hebenton, 37,500 shares; William Whitehead, 100,000 shares; and all officers and directors as a group, 1,122,500 shares.

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

On December 30, 2002, we acquired all of the outstanding shares of Walker Comm in exchange for an aggregate of 2,486,000 newly issued shares of our common stock and $500,000 cash consideration. An additional $500,000 is payable contingent upon Walker Comm achieving certain net profits, to be paid in quarterly distributions equal to 75% of net income, which would increase the purchase price. Through April 30, 2004, $485,088 was paid and $14,912 was payable to the Walker Comm shareholders against this earn-out provision.

In connection with the acquisition of Walker Comm, we assumed a lease with trusts, of which, certain of our officers are the trustees, for a building and land located in Fairfield, California, which is occupied by our Walker Comm subsidiary. The lease calls for monthly rental payments of $4,642, with annual increases, calculated using the San Francisco-Oakland-San Jose Consolidated Metropolitan Statistical Area Consumer Price Index. For the year ended April 30, 2004, $56,000 was paid as rent for this lease.

On August 22, 2003, we acquired all of the outstanding shares of Clayborn Contracting Group, Inc. in exchange for an aggregate $900,000 cash consideration and 826,446 newly issued shares of our common stock. An additional $1,100,000 is due by September 30, 2007, payable in quarterly distributions, by payment to the Clayborn shareholders of 50% of the quarterly post tax profits of Clayborn.

On April 2, 2004, we acquired all of the issued and outstanding common stock of Heinz. We acquired all of the issued and outstanding shares of Heinz for $1,000,000, as follows: (1) $700,000 of our common stock, based on the closing price of our common stock on March 30, 2004 of $0.98 per share, for an aggregate of 714,286 newly issued shares of the Company's common stock and (2) $300,000 total cash consideration, of which $100,000 was paid at closing and a $200,000 non-interest bearing promissory note. Of the $200,000, $75,000 is payable on the first and second anniversaries of the closing date and $50,000 is payable on the third anniversary of the closing date.

ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 8-K.

Exhibits:

 Number           Exhibit

  3.1     Certificate of Incorporation, with amendments (1)
  3.2     By-Laws (1)
  4.1     Certificate of Designation - Series A Preferred Stock (1)
  4.2     Certificate of Designation - Series B Preferred Stock (2)
  4.3     Certificate of Designation - Series C Preferred Stock (3)
  4.4     2002 Employee Stock Option Plan (3)
  4.5     Form of 2003 Warrant (3)
 10.1     Andrew Hidalgo Employment Agreement (4)
 10.2     E.J. von Schaumburg Employment Agreement (3)
 10.3     Donald Walker Employment Agreement (3)
 10.4     Gary Walker Employment Agreement (3)
 10.5     Joseph Heater Employment Agreement (4)
 10.6     James Heinz Employment Agreement (4)
 10.7 Agreement and Plan of Merger by and among WPCS International Incorporated and Clayborn Contracting Group made as of the 22nd day of August, 2003 (5)
 10.8 Agreement and Plan of Merger by and among WPCS International Incorporated and Heinz Corporation made as of the 2nd day of April, 2004 (6)
   14     Code of Ethics (3)
 31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
 31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

1. Incorporated by reference from the Company's registration statement on Form SB-2 (Commission File # 333-38802).
2. Incorporated by reference to the Company Annual Report on Form 10-KSB for the year ended April 30, 2002.
3. Incorporated by reference to the Company Annual Report on Form 10-KSB for the year ended April 30, 2003.
4. Incorporated by reference from the Company's registration statement on Form SB-2 (Commission File # 333-109522).
5. Incorporated by reference to the Company Current Report on Form 8-K, dated as of August 29, 2003.
6. Incorporated by reference to the Company Current Report on Form 8-K, dated as of April 9, 2004.

Reports on Form 8-K:

Report on Form 8-K, dated March 16, 2004.
Report on Form 8-K, dated April 9, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the years ended April 30, 2004 and 2003, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $115,500, and $28,860, respectively.

Audit Related Fees. We incurred fees to auditors of $21,511 and $21,918, respectively, for audit related fees during the fiscal years ended April 30, 2004 and 2003.

Tax Fees. We incurred fees to auditors of $2,115 and $1,170, respectively, for tax compliance, tax advice and tax compliance services during the fiscal years ended April 30, 2004 and 2003.

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

                         WPCS INTERNATIONAL INCORPORATED


                      /s/ ANDREW HIDALGO
                      ------------------
                          Andrew Hidalgo,
                             Chief Executive Officer
                          (principal executive officer)


                      /s/ JOSEPH HEATER
                      -----------------
                          Joseph Heater,
                             Chief Financial Officer
                          (principal accounting officer)

Date: July 28, 2004

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities as on July 28, 2004.



                           /s/ ANDREW HIDALGO
                           ------------------
                               Andrew Hidalgo,
                               Chairman of the Board

                           /s/ NORM DUMBROFF
                           ------------------
                               Norm Dumbroff,
                               Director



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