Form 10QSB
period 2004-07-31
WPCS INTERNATIONAL INC
filed 2004-09-20
CIK 1086745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 31, 2004

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 20,849,976 shares issued and outstanding as of August 31, 2004

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                                                        INDEX

PART I           FINANCIAL INFORMATION

                 ITEM 1       Condensed consolidated balance sheets at July 31, 2004 (unaudited) and
                              April 30, 2004                                                                 3 - 4

                              Condensed consolidated statements of operations for the three months ended
                              July 31, 2004 and 2003 (unaudited)                                               5

                              Condensed consolidated statement of shareholders' equity for the three
                              months ended July 31, 2004 (unaudited)                                           6

                              Condensed consolidated statements of cash flows for the three months ended
                              July 31, 2004 and 2003 (unaudited)                                             7 - 8

                              Notes to unaudited condensed consolidated financial statements                 9 - 17

                 ITEM 2       Management's Discussion and Analysis                                          18 - 25

                 ITEM 3       Controls and Procedures                                                          26

PART II          OTHER INFORMATION

                 ITEM 1       Legal proceedings                                                                27
                 ITEM 2       Changes in securities and use of proceeds                                        27
                 ITEM 3       Defaults upon senior securities                                                  27
                 ITEM 4       Submission of matters to a vote of security holders                              27
                 ITEM 5       Other information                                                                27
                 ITEM 6       Exhibits and Reports on Form 8-K                                                 27

                 SIGNATURES                                                                                    28

                 CERTIFICATIONS                                                                             29 - 32

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            JULY 31,     APRIL 30,
                                     ASSETS                   2004          2004
                                                          -----------   -----------
                                                          (Unaudited)
CURRENT ASSETS:
       Cash and cash equivalents ......................   $   466,195   $ 1,984,636
       Accounts receivable, net of allowance of $61,779
       at July 31, 2004 and April 30, 2004 ............     5,707,232     5,909,879
       Costs and estimated earnings in excess of
       billings on uncompleted contracts ..............     2,544,450     2,123,031
       Inventory ......................................       107,021       104,799
       Prepaid expenses ...............................       240,422       264,076
       Deferred income taxes ..........................        51,000        60,000
                                                          -----------   -----------
          Total current assets ........................     9,116,320    10,446,421

PROPERTY AND EQUIPMENT, net ...........................     1,013,921     1,005,760

CUSTOMER LISTS ........................................       564,083       603,333

GOODWILL ..............................................     8,634,971     8,681,870

OTHER ASSETS ..........................................       183,841       144,713
                                                          -----------   -----------
          Total assets ................................   $19,513,136   $20,882,097
                                                          ===========   ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                                                                      JULY 31,        APRIL 30,
                                                                       2004             2004
                                                                    ------------    ------------
                                                                     (Unaudited)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Borrowings under lines of credit .........................   $    395,000    $    551,000
       Current maturities of capital lease obligation ...........          2,599           2,534
       Current maturities of loans payable ......................         97,977          94,056
       Accounts payable and accrued expenses ....................      3,527,472       4,732,200
       Billings in excess of costs and estimated earnings
       on uncompleted contracts .................................      2,052,727       2,162,452
       Due to shareholders ......................................         73,245          88,157
       Income taxes payable .....................................        387,740         223,753
       Deferred income taxes ....................................        196,100         196,100
                                                                    ------------    ------------
          Total current liabilities .............................      6,732,860       8,050,252

Capital lease obligation, net of current portion ................          1,400           2,073

Loans payable, net of current portion ...........................        181,194         170,362

Due to shareholders, net of current portion .....................      1,026,755       1,026,755

Deferred income taxes ...........................................        219,900         344,900
                                                                    ------------    ------------
Total liabilities ...............................................      8,162,109       9,594,342
                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
       Preferred Stock - $0.0001 par value, 5,000,000
       shares authorized, none issued ...........................           --              --

       Common Stock - $0.0001 par value, 75,000,000
       shares authorized, 20,849,976 shares
       issued and outstanding at July 31, 2004 and April 30, 2004          2,085           2,085

       Additional paid-in capital ...............................     11,965,520      11,991,476

       Unearned consulting services .............................        (25,706)        (38,559)

       Accumulated deficit ......................................       (590,872)       (667,247)
                                                                    ------------    ------------
          Total shareholders' equity ............................     11,351,027      11,287,755
                                                                    ------------    ------------
          Total liabilities and shareholders' equity ............   $ 19,513,136    $ 20,882,097
                                                                    ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three Months Ended
                                                                        July 31,
                                                                  2004               2003
                                                               ------------    ------------
REVENUE ....................................................   $  7,279,153    $  3,096,483
                                                               ------------    ------------
COSTS AND EXPENSES:
       Cost of revenue .....................................      5,255,474       2,029,246
       Selling, general and administrative expenses ........      1,756,804       1,084,183
       Depreciation and amortization .......................        122,031          63,682
                                                               ------------    ------------
          Total costs and expenses .........................      7,134,309       3,177,111
                                                               ------------    ------------

OPERATING INCOME (LOSS) ....................................        144,844         (80,628)

OTHER EXPENSE:

       Interest expense ....................................          1,113           1,116
                                                               ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES ............        143,731         (81,744)


Income tax provision .......................................        (67,356)        (41,000)
                                                               ------------    ------------

NET INCOME (LOSS) ..........................................   $     76,375    ($   122,744)
                                                               ============    ============

Basic net income (loss) per common share ...................   $       0.00    ($      0.01)
                                                               ============    ============

Diluted net income (loss) per common share .................   $       0.00    ($      0.01)
                                                               ============    ============

Basic weighted average number of common shares outstanding .     20,849,976      13,252,755
                                                               ============    ============

Diluted weighted average number of common shares outstanding     21,225,396      13,252,755
                                                               ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JULY 31, 2004
                                   (UNAUDITED)

                                                                           Additional    Unearned                       Total
                            Preferred Stock          Common Stock           Paid-In     Consulting    Accumulated    Shareholders'
                          Shares       Amount      Shares       Amount      Capital      Services       Deficit         Equity
                        ------------ ------------ ----------- ------------ ------------ ------------- -------------- ---------------
BALANCE,
APRIL 30, 2004                    0           $0   20,849,976      $2,085  $11,991,476      ($38,559)     ($667,247)    $11,287,755


Equity issuance costs             -            -            -           -      (25,956)            -              -         (25,956)


Amortization
of unearned
consulting services               -            -            -           -            -        12,853              -          12,853

Net income                        -            -            -           -            -             -         76,375          76,375

                        ------------ ------------ ----------- ------------ ------------ ------------- -------------- ---------------
BALANCE, JULY 31, 2004            0           $0   20,849,976      $2,085  $11,965,520      ($25,706)     ($590,872)    $11,351,027
                        ============ ============ =========== ============ ============ ============= ============== ===============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Three Months Ended
                                                                                                    July 31,
                                                                                               2004           2003
                                                                                            -----------    -----------
OPERATING ACTIVITIES :
     Net income (loss) ..................................................................   $    76,375    ($  122,744)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:

        Depreciation and amortization ...................................................       122,031         63,682
        Provision for doubtful accounts .................................................          --           (1,100)
        Amortization of unearned consulting services ....................................        12,853        129,965
        Deferred income taxes ...........................................................      (116,000)       (93,000)

     Changes in operating assets and liabilities, net of acquisitions:

        Accounts receivable .............................................................       202,647       (672,252)
        Costs and estimated earnings in excess of billings on uncompleted contracts .....      (421,419)      (538,464)
        Inventory .......................................................................        (2,222)       (12,577)
        Prepaid expenses ................................................................        23,654        (53,360)
        Other assets ....................................................................       (39,128)        (1,243)
        Accounts payable and accrued expenses ...........................................    (1,152,938)      (133,312)
        Billings in excess of costs and estimated earnings on uncompleted contracts .....      (109,725)     1,191,336
        Income taxes payable ............................................................       163,987        119,300
                                                                                            -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES ...................................................    (1,239,885)      (123,769)
                                                                                            -----------    -----------
INVESTING ACTIVITIES:

     Acquisition of property and equipment ..............................................       (65,012)        (1,201)
     Acquisition earn-out and other transaction costs ...................................       (19,803)          --
                                                                                            -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES ...................................................       (84,815)        (1,201)
                                                                                            -----------    -----------

FINANCING ACTIVITIES:

     Proceeds from sale of common stock .................................................          --          898,000
     Equity issuance costs ..............................................................       (25,956)          --
     Repayments on line of credit .......................................................      (156,000)          --
     Repayment of equipment loans payable ...............................................       (11,177)       (10,941)
     Payments of capital lease obligations ..............................................          (608)          (552)
                                                                                            -----------    -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES .....................................      (193,741)       886,507
                                                                                            -----------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ....................................    (1,518,441)       761,537

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........................................     1,984,636        167,547
                                                                                            -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ................................................   $   466,195    $   929,084
                                                                                            ===========    ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                                   (Unaudited)

                                                                                                   Three Months Ended
                                                                                                         July 31,
                                                                                                 2004               2003
                                                                                            ----------------   ----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:

        Interest                                                                            $         2,057    $         1,778
                                                                                            ================   ================
        Income taxes                                                                        $        21,568    $        22,077
                                                                                            ================   ================
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


        Earn-out consideration unpaid relating to acquisitions                              $             -    $       150,000
                                                                                            ================   ================

        Issuance of note for property and equipment                                         $        25,930    $             -
                                                                                            ================   ================

        Reversal of accrual established in purchase accounting                              $        51,790    $             -
                                                                                            ================   ================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-QSB and do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2004. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of the management, considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Operating results for the three month period ended July 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2005. Certain reclassifications have been made to prior period financial statements to conform to the current presentation.

The accompanying unaudited condensed consolidated financial statements include the accounts of WPCS International Incorporated ("WPCS") and its wholly-owned subsidiaries, WPCS Incorporated , Invisinet Inc. ("Invisinet"), Walker Comm, Inc. ("Walker"), Clayborn Contracting Group, Inc. ("Clayborn") from August 22, 2003 (date of acquisition), and Heinz Corporation ("Heinz") from April 2, 2004 (date of acquisition), collectively the "Company".

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

On April 2, 2004, the Company acquired all of the outstanding common stock of Heinz for $1,000,000, as follows: (1) $700,000 of the Company's common stock, based on the closing price of its common stock on March 30, 2004 of $0.98 per share, for an aggregate of 714,286 newly issued shares of the Company's common stock and (2) $300,000 total cash consideration, of which $100,000 was paid at closing and a $200,000 non-interest bearing promissory note. Of the $200,000, $75,000 is payable on the first and second anniversaries of the closing date and $50,000 is payable on the third anniversary of the closing date.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

A summary of selected accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements follows:

Goodwill

In accordance with the guidelines of Statement of Financial Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite-lived intangible assets are no longer amortized but are assessed for impairment on at least an annual basis. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

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

The Company determined the fair value of the businesses acquired for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long- term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. On an ongoing basis, the Company performs its annual impairment test during the fourth quarter absent any interim impairment indicators.

Changes in goodwill during the three months ended July 31, 2004 are as follows:

Beginning balance, May 1, 2004                                                             $8,681,870

Reversal of accrual established in purchase accounting                                        (51,790)
Transaction costs                                                                               4,891
                                                                                     -----------------
Ending balance, July 31, 2004                                                              $8,634,971
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

Earnings (Loss) Per Share

Earnings (loss) per common share is computed pursuant to SFAS No. 128, "Earnings Per Share" ("EPS"). Basic income (loss) per share is computed as net income
(loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock options, restrictive stock awards, warrants and other convertible securities. At July 31, 2004, the Company had 2,758,475 stock options and 5,109,400 warrants outstanding. At July 31, 2003, the Company had 2,638,000 stock options outstanding.

For the three months ended July 31, 2004, 1,574,475 stock options and 4,444,400 warrants were not included in the computation of fully diluted earnings per share, because the stock option and warrant exercise price exceeded the average market price of the common stock and, therefore, the effects would be antidilutive. The assumed conversion of the remaining 1,184,000 stock options and 665,000 warrants resulted in a 375,420 share increase in weighted average shares for fully diluted earnings per share.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. The most significant estimates relate to the calculation of percentage of completion on uncompleted contracts, allowance for doubtful accounts, valuation of inventory and useful life of customer lists. Actual results could differ from those estimates.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - ACQUISITIONS

In accordance with SFAS No. 141, "Business Combinations," acquisitions are accounted for under the purchase accounting method of accounting. Under the purchase method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the merger consideration, including certain acquisition and closing costs, exceeds the fair value of the net identifiable assets acquired at the date of the merger.

On August 22, 2003, the Company completed a merger with Clayborn, a California corporation. The acquisition of Clayborn gives the Company expertise in engineering and deployment services for specialty communication systems and additional wireless opportunities to pursue.

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

The purchase price allocation has been determined as follows:

Assets purchased:
    Cash                                                   $    134,218
    Accounts receivable                                         575,804
    Costs in excess of billings                                 231,562
    Income tax refunds receivable                               104,765
    Inventory                                                    39,000
    Fixed assets                                                444,126
    Backlog                                                      13,500
    Customer list                                               245,000
    Other assets                                                 97,669
    Goodwill                                                  1,772,806
                                                      -------------------
                                                              3,658,450
                                                      -------------------
Liabilities assumed:
    Accounts payable                                           (294,992)
    Accrued expenses                                           (136,119)
    Notes payable                                              (184,611)
    Deferred tax liability                                     (113,800)
                                                      -------------------
                                                               (729,522)
                                                      -------------------
Purchase price                                             $  2,928,928
                                                      ===================

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
Heinz

On April 2, 2004, the Company acquired all of the issued and outstanding common stock of Heinz for $1,000,000, as follows: (1) $700,000 of the Company's common stock, based on the closing price of our common stock on March 30, 2004 of $0.98 per share, for an aggregate of 714,286 newly issued shares of the Company's common stock and (2) $300,000 total cash consideration, of which $100,000 was paid at closing and a $200,000 non-interest bearing promissory note. Of the $200,000, $75,000 is payable on the first and second anniversaries of the closing date and $50,000 is payable on the third anniversary of the closing date. The purchase price includes the present value of the note totaling $182,648, discounted at 5%. The current and long-term discounted maturity of this note is $71,429 and $111,219, respectively. Based on the preliminary information currently available, the acquisition resulted in goodwill of approximately $1,016,000. Upon completion of a formal purchase price allocation there may be a decrease in the amount assigned to goodwill and a corresponding increase in tangible or other intangible assets.

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

The preliminary purchase price allocation has been determined as follows:

Assets purchased:
    Cash                                                            $8,052
    Accounts receivable                                            605,435
    Costs in excess of billings                                    103,459
    Fixed assets                                                    23,676
    Other assets                                                    71,128
    Goodwill                                                     1,016,259
                                                      ---------------------
                                                                 1,828,009
                                                      ---------------------
Liabilities assumed:
    Accounts payable                                              (494,503)
    Accrued expenses                                              (130,694)
    Line of credit                                                 (90,000)
    Notes payable                                                  (80,942)
    Billings in excess of cost                                     (29,223)
                                                      ---------------------
                                                                  (825,362)
                                                      ---------------------
Purchase price                                                $  1,002,647
                                                      =====================

The following unaudited pro forma financial information presents the combined results of operations of the Company, Clayborn and Heinz, as if the acquisition had occurred on May 1, 2003, after giving effect to certain adjustments, including the issuance of the Company's common stock to Clayborn and Heinz as part of the purchase price. The pro forma financial information does not

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

necessary reflect the results of operations that would have occurred had the Company, Clayborn and Heinz been a single entity during this period.

                                                                    Three months ended
                                                                       July 31, 2003
                                                                 ----------------------
       Revenue                                                              $5,319,398

       Net loss                                                              ($444,510)

       Weighted average number of shares used in calculation of
       basic and diluted net loss per common share                          14,793,487

       Basic and diluted net loss per common share                              ($0.03)

For all acquisitions, customer lists are amortized over a period of five years. The Company recorded amortization expense related to customer lists of $39,000 and $27,000 for the three months ended July 31, 2004 and 2003, respectively. Any future goodwill impairments are not deductible for income tax purposes.

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following at July 31, 2004:

       Costs incurred on uncompleted contracts                             $15,203,824
       Estimated contract profit                                             3,844,653
                                                                 ----------------------
                                                                            19,048,477
       Less: billings to date                                               18,556,754
                                                                 ----------------------
                            Net costs in excess                               $491,723
                                                                 ======================

       Costs and estimated earnings in excess of billings                   $2,544,450

       Billings in excess of costs and estimated earnings
         on uncompleted contracts                                           (2,052,727)
                                                                 ----------------------
                            Net costs in excess                               $491,723
                                                                 ======================

NOTE 5 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of Walker, the Company assumed a ten-year lease with trusts, of which certain officers of the Company are the trustees, for a building and land located in Fairfield, California, which is occupied by its Walker subsidiary. For the three months ended July 31, 2004, $23,000 was paid as rent for this lease.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In connection with the acquisition of Clayborn, an additional $1,100,000 is due by September 30, 2007, payable in quarterly distributions to the Clayborn shareholders, by payment of 50% of the quarterly post tax profits of Clayborn.

NOTE 6 - LINE OF CREDIT

On October 29, 2003, Walker obtained a revolving line of credit facility with a commercial bank, with a borrowing limit up to 70% of eligible Walker accounts receivable. As of July 31, 2004, the borrowing base was $1,200,000 and the outstanding balance was $350,000. The line of credit is collateralized by all of Walker's accounts receivable, inventory and equipment and bears interest at the Wall Street Journal Prime Index Rate plus 1.5% (5.75% as of July 31, 2004). In addition, the Company and certain executive officers of the Company have personally guaranteed this line of credit facility. This line is subject to annual renewal and matures on July 30, 2005. Accrued interest is payable monthly.

Effective August 30, 2004, the amount available to Walker was decreased from $1,200,000 to $700,000 to support a $500,000 letter of credit issued in favor of Walker's surety bonding company. Walker was awarded a $5,000,000 contract in August 2004, which requires performance and payment bonds. In order to provide the bonds, the surety bonding company required a letter of credit for 10% of the total contract award.

In connection with the acquisition of Heinz, the Company assumed a revolving line of credit facility with a commercial bank in the amount of $200,000. As of July 31, 2004, the borrowing base was $200,000 and the outstanding balance was $45,000. The line is collateralized by real estate property owned by the President of Heinz and his personal guarantee, and bears interest at 4.25% as of July 31, 2004. The Company has indemnified the President of Heinz for any personal liability arising from this line of credit facility. This line is subject to annual renewal and matures on November 16, 2004. Accrued interest is payable monthly.

NOTE 7 - STOCK OPTION PLAN

The Company established a nonqualified stock option plan pursuant to which options to acquire a maximum of 5,000,000 shares of the Company's common stock were reserved for grant (the "2002 Plan"). Under the terms of the 2002 Plan, the options, which expire one to five years after grant, are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. At July 31, 2004, there were 2,241,525 shares available for grant under the 2002 Plan. No stock options were granted for the three months ended July 31, 2004.

                WPCS INTERNATIONAL INCORPORATE AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



     The Company applies the intrinsic value method in accounting for its stock-based compensation plan. Had the Company measured compensation under the fair value based method for stock options granted, the Company's net loss attributable to common shareholders and net loss per share attributable to common shareholders would have been as follows:

                                                                                              Three months ended July 31,
                                                                                              2004                  2003
                                                                                       -------------------    -----------------
  Net income (loss), as reported                                                                  $76,375           ($122,744)

  Deduct: total stock-based employee compensation expense determined under fair
  value based method for all awards, net of tax                                                   (24,677)            (42,276)
                                                                                       -------------------    -----------------


  Net income (loss), Pro forma                                                                    $51,698           ($165,020)
                                                                                       ===================    =================

  Basic net income (loss)
       As reported                                                                                  $0.00              ($0.01)
       Pro forma                                                                                    $0.00              ($0.01)

  Diluted net income (loss)
       As reported                                                                                  $0.00              ($0.01)
       Pro forma                                                                                    $0.00              ($0.01)


     The fair value of each option grant was estimated on the date of grant using the Black-Scholes Option pricing model with the following assumptions: Risk-free interest rate range of 2% to 3.6%, dividend yield of 0%, expected life of 5 years and volatility range of 71.6% to 73.2%.

NOTE 8 - SHAREHOLDERS' EQUITY

On June 25, 2003, (and amended July 24, 2003), the Company sold in a private placement, 100 units (the "Units") to accredited investors at a price of $25,000 per Unit (the "Offering"). Each Unit consisted of (i) 44,444 shares of the Company's common stock and (ii) warrants to purchase 44,444 shares of common stock, exercisable for a period of three years at an exercise price of $0.90 per share (the "Warrants"). The Company received proceeds of $2,148,312 from the Offering, net of the placement agent commissions and other issuance costs. The Warrants may be redeemed in whole or in part at the option of the Company for $0.01, if the closing price of the Company's common stock is at least $1.25 per share on average for 10 consecutive trading days, ending not earlier than 30 days before the Warrants are called for redemption. In connection with the Offering, the placement agent was issued Warrants to purchase 665,000 shares of the Company's common stock, exercisable for a period of three years, at an exercise price of $0.75 per share.

On August 13, 2003, all 1,000 Series C Preferred shares were converted into 1,786,000 shares of the Company's Common Stock.

                WPCS INTERNATIONAL INCORPORATE AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 9 - SEGMENT REPORTING

The Company's reportable segments are determined based upon the nature of the services, the external customers and customer industries and the sales and distribution methods used to market the products. The Company has two reportable segments: wireless infrastructure services and specialty communication systems. The Company evaluates performance based upon income (loss) before income taxes. Corporate includes corporate salaries and external professional fees, such as accounting, legal and investor relations costs which are not allocated to the other segments. Corporate assets include cash, prepaid expenses, fixed assets and deferred tax assets.

Segment results as of and for the three months ended July 31, 2004 and 2003 are as follows:


                             Three Months Ended July 31, 2004                           Three Months Ended July 31, 2003
                                  Wireless       Specialty                                   Wireless       Specialty
                   Corporate  Infrastructure   Communication      Total       Corporate   Infrastructure  Communication    Total
                  ---------- ---------------- --------------- ------------ -------------- -------------- -------------- -----------
Revenue                  -       $2,456,088     $4,823,065     $7,279,153             -       $620,589    $2,475,894    $3,096,483

Income (loss)
before income
taxes            ($402,531)        $375,179       $171,083       $143,731     ($215,890)      ($14,401)     $148,547      ($81,744)

Goodwill                 -       $2,648,803     $5,986,168     $8,634,971             -     $1,627,044    $3,911,838    $5,538,882

Total assets      $148,526       $5,213,056    $14,151,554    $19,513,136      $955,898     $3,694,575    $7,298,805   $11,949,278

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

As a result of the acquisitions of Invisinet, Inc. on November 13, 2002 and Walker Comm, Inc. on December 31, 2002, we experienced significant growth in our overall business and commenced operations in two segments, specialty communication systems and wireless infrastructure services. With the acquisition of Clayborn Contracting Group, Inc. and Heinz Corporation in fiscal 2004, we experienced additional growth in each of each of these segments, respectively.

Results of Operations

Management currently considers the following events, trends and uncertainties to be important to understand its results of operations and financial condition:

     o For the three months ended July 31, 2004, revenue was approximately $7.3 million compared to $3.1 million for the same period a year ago. The increase in revenue was attributed to strategic acquisitions of approximately $2.2 million and from organic growth of approximately $2.0 million.

     o The Company operates in two segments, specialty communication systems and wireless infrastructure services. With the acquisition of Clayborn in the second quarter of fiscal 2004, and Heinz in the fourth quarter of fiscal 2004, we experienced additional expansion of the specialty communication and wireless infrastructure segments, respectively.

     o For the three months ended July 31, 2004, the specialty communication segment represents approximately 66% of total revenue, and wireless infrastructure services represent approximately 34% of total revenue.

     o Furthermore, we plan to evaluate additional acquisition opportunities in fiscal 2005 in an attempt to build out a national, strategically located workforce that will allow our segments to leverage, to the

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



          extent feasible, related internal synergies, and to take advantage of expected growth in the wireless infrastructure and specialty communication markets.

     o As of July 31, 2004, our backlog is approximately $14.5 million. Our backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts or purchase orders. We expect this backlog to be fully recognized as revenue within the next twelve months.

     o Our selling, general and administrative expenses decreased as a percentage of revenue for the three months ended July 31, 2004, as compared to the same period in the prior year.

THREE MONTHS ENDED JULY 31, 2004

Consolidated results for the three months ended July 31, 2004 and 2003 are as follows.

                                                                    Three Months Ended
                                                                         July 31,
                                                              2004                     2003
                                                          -------------           ----------------
REVENUE                                                    $7,279,153    100%          $3,096,483   100%
                                                         -------------            ----------------

COSTS AND EXPENSES:

       Cost of revenue                                      5,255,474     72%           2,029,246    66%

       Selling, general and administrative expenses         1,756,804     24%           1,084,183    35%

       Depreciation and amortization                          122,031      2%              63,682     2%
                                                         -------------            ----------------

          Total costs and expenses                          7,134,309     98%           3,177,111   103%
                                                         -------------            ----------------

OPERATING INCOME (LOSS)                                       144,844      2%             (80,628)   -3%

OTHER EXPENSE:

       Interest expense                                         1,113      0%               1,116     0%
                                                         -------------            ----------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES               143,731      2%             (81,744)   -3%

Income tax provision                                          (67,356)    -1%             (41,000)   -1%
                                                         -------------            ----------------

NET INCOME (LOSS)                                             $76,375      1%           ($122,744)   -4%
                                                         =============            ================

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


basis on the cost-to-cost method. Contracts in process are valued at cost plus accrued profits less earned revenues and progress payments on uncompleted contracts.

Revenue for the three months ended July 31, 2004 was approximately $7,279,000, as compared to $3,096,000 for the three months ended July 31, 2003. The increase in revenue during the quarter ended July 31, 2004, compared to the same period in the prior year is a result of the acquisitions of Clayborn and Heinz, which accounted for approximately $2.2 million in total revenue for the quarter. Approximately $2.0 million of the increase in revenue over the prior year was due to internal growth from Walker and Invisinet.

Total revenue from the specialty communication segment for the three months ended July 31, 2004 and 2003 was approximately $4,823,000 or 66.3% and $2,476,000 or 80.0% of total revenue, respectively. Wireless infrastructure segment revenue for the three months ended July 31, 2004 and 2003 was approximately $2,456,000 or 33.7% and $620,000 or 20.0% of total revenue, respectively.

Cost of Revenue

In the case of the wireless infrastructure segment, cost of revenue consists of component material costs, direct labor costs and costs incurred for third party sub-contractor services. For the specialty communication segment, cost of revenue consists of direct costs on contracts, including materials, labor, and other overhead costs. Our cost of revenue was approximately $5,255,000 or 72% of revenue for the three months ended July 31, 2004, compared to $2,029,000 or 66% for the same period of the prior year. The dollar increase in our total cost of revenue is due to the corresponding increase in revenue as a result of the acquisitions of Clayborn and Heinz and from the internal growth in revenue from Walker and Invisinet. The increase in cost of revenue as a percentage of revenue is due to the revenue mix as a result of the recent acquisitions.

The specialty communication segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended July 31, 2004 and 2003 was approximately $3,463,000 and 71.8% and $1,594,000 and 64.4%, respectively. Wireless infrastructure segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended July 31, 2004 and 2003 was approximately $1,793,000 and 73.0% and $435,000 and 70.1%, respectively.

Selling, general and administrative expenses

For the three months ended July 31, 2004, total selling, general and administrative expenses were $1,757,000, or 24.1% of total revenue compared to $1,084,000 or 35.0% of revenue for the same period in the prior year. The percentage decrease is due to the management of our cost structure as we leverage incremental revenue dollars in fiscal 2005. Included in selling, general and administrative expenses for the three months ended July 31, 2004 are $701,000 for salaries, commissions, and payroll taxes. The increase in salaries and payroll taxes compared to the same period in the prior year is due to the increase in headcount as a result of the acquisitions of Clayborn and Heinz. In addition, Walker employs union employees for whom it incurred $363,000 in union benefits during the quarter. Professional fees were $189,000, which include accounting, legal and investor relation fees. Insurance costs were $166,000 and rent for office facilities was $66,000. Other selling, general and administrative expenses totaled $272,000. For the three months ended July 31,

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


2004, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were $1,090,000 and $267,000, respectively.

For the three months ended July 31, 2003, selling, general and administrative expenses were $1,084,000 or 35.0% of revenue. Included in the selling, general and administrative expenses were $354,000 for salaries, commissions and payroll taxes, $197,000 in professional fees, $227,000 in union benefits, insurance costs of $129,000. Rent for our office facilities amounted to $48,000. Other selling, general and administrative expenses totaled $129,000. For the three months ended July 31, 2003, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were $679,000 and $249,000, respectively.

Depreciation and amortization

For the three months ended July 31, 2004 and 2003, depreciation was approximately $83,000 and $37,000, respectively. The increase in depreciation is due to the acquisition of fixed assets on acquiring Clayborn and Heinz. The amortization of customer lists for the three months ended July 31, 2004 was $39,000 as compared to $27,000 for the same period of the prior year. The increase in amortization is due to the acquisition of additional customer lists from Clayborn. All customer lists are being amortized over a period of five years from the date of their acquisition.

Net income (loss)

Net income was approximately $76,000 for the three months ended July 31, 2004. Net income included income tax expense of approximately $67,000 to provide for federal and state income taxes and certain book-to-tax permanent differences.

We incurred a net loss of approximately $123,000 for the three months ended July 31, 2003.

Liquidity and capital resources

At July 31, 2004, we had working capital of $2,383,000, which consisted of current assets of approximately $9,116,000 and current liabilities of $6,733,000.

Operating activities used $1,240,000 in cash during the three months ended July 31, 2004. This was mainly comprised of $76,000 of net income plus $19,000 in net non-cash charges, a $203,000 decrease in accounts receivable, $164,000 increase in income taxes payable, offset by a $421,000 increase in costs and estimated earnings in excess of billings on uncompleted contracts, $1,153,000 decrease in accounts payable and accrued expenses, $110,000 decrease in billings in excess of costs and estimated earnings on uncompleted contracts payable and a $18,000 net increase in other assets.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The decrease in accounts payable was due primarily to contract materials purchased and invoiced to the Company in the fourth quarter of fiscal 2004, which were paid in the first quarter of fiscal 2005.

Our investing activities utilized $85,000 in cash, which consisted of $65,000 paid for property and equipment and $20,000 of acquisition earn-out payments and other acquisition transaction costs.

Our financing activities utilized cash of $194,000 during the three months ended July 31, 2004. Financing activities included repayments on lines of credit of $156,000, repayment of equipment loans and capital lease obligations of approximately $12,000, and additional equity issuance costs of approximately $26,000.

Our capital requirements depend on numerous factors, including the market for our services, the resources we devote to developing, marketing, selling and supporting our products and services, the timing and extent of establishing additional markets and other factors. To address our working capital needs and growth in our revenue and customer base, on October 29, 2003, Walker obtained a revolving line of credit facility with a commercial bank with a borrowing limit up to 70% of eligible Walker accounts receivable. As of July 31, 2004, the borrowing base was $1,200,000 and the outstanding balance was $350,000. The line of credit is collateralized by all of Walker's accounts receivable, inventory and equipment, and bears interest at the Wall Street Journal Prime Index Rate plus 1.5% (5.75% as of July 31, 2004). In addition, the Company and certain executive officers of ours have personally guaranteed this line of credit facility. This line is subject to annual renewal and matures on July 30, 2005. Effective August 30, 2004, the amount available to Walker was decreased from $1,200,000 to $700,000 to support a $500,000 letter of credit issued in favor of Walker's surety bonding company. Walker was awarded a $5,000,000 contract in August 2004, which requires performance and payment bonds. In order to provide the bonds, the surety bonding company required a letter of credit for 10% of the total contract award.

In connection with the acquisition of Heinz, we assumed a revolving credit line facility with a commercial bank in the amount of $200,000, and the outstanding balance was $45,000 at July 31, 2004. The line of credit is collateralized by real estate property owned by the President of Heinz and his personal guarantee, and bears interest at 4.25% as of July 31, 2004. The Company indemnified the President of Heinz for any personal liability arising from this line of credit facility. This line is subject to annual renewal and matures November 16, 2004.

At July 31, 2004, we had cash and cash equivalents of $466,000, working capital of approximately $2,400,000 and revolving lines of credit available of $1,005,000. Accordingly, we believe that these internally available funds will provide us sufficient capital to meet our needs through July 31, 2005. These funding needs include working capital and capital expenditures, and the expected payment of quarterly distributions of post tax profits to Clayborn shareholders for the next twelve months. The total distribution to Clayborn shareholders is $1,100,000, which is due by September 30, 2007. Our future operating results may be affected by a number of factors including our success in bidding on future contracts and our continued ability to manage controllable costs effectively. To the extent we grow by future acquisitions that involve consideration other than stock, our cash requirements may increase.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                         ITEM 3. CONTROLS AND PROCEDURES



     a) Evaluation of Disclosure Controls and Procedures. As of July 31, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, , the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

     b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially effect, the Company's internal control over financial reporting.

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

               Report on Form 8-K/A, dated June 4, 2004
               Report on Form 8-K, dated June 8, 2004

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            WPCS INTERNATIONAL INCORPORATED

Date:  September 20, 2004                         By: /s/ JOSEPH HEATER
                                                  ---------------------
                                                  Joseph Heater
                                                  Chief Financial Officer