Form 10QSB
period 2004-10-31
WPCS INTERNATIONAL INC
filed 2004-12-15
CIK 1086745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended October 31, 2004

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 45,849,976 shares issued and outstanding as of December 1, 2004.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES


                                                        INDEX
PART I           FINANCIAL INFORMATION

                 ITEM 1       Condensed consolidated balance sheets at October 31, 2004 and
                              April 30, 2004 (unaudited)                                                     3 - 4

                              Condensed consolidated statements of operations for the three and six
                              months ended October 31, 2004 and 2003 (unaudited)                               5

                              Condensed consolidated statement of shareholders' equity for the six
                              months ended October 31, 2004 (unaudited)                                        6

                              Condensed consolidated statements of cash flows for the six months ended
                              October 31, 2004 and 2003 (unaudited)                                          7 - 8

                              Notes to unaudited condensed consolidated financial statements                 9 - 18

                 ITEM 2       Management's Discussion and Analysis of Financial Condition and Results of
                              Operations                                                                    19 - 29

                 ITEM 3       Controls and Procedures                                                          30

PART II          OTHER INFORMATION

                 ITEM 1       Legal proceedings                                                                31
                 ITEM 2       Unregistered sales of equity securities and use of proceeds                      31
                 ITEM 3       Defaults upon senior securities                                                  31
                 ITEM 4       Submission of matters to a vote of security holders                              31
                 ITEM 5       Other information                                                                31
                 ITEM 6       Exhibits                                                                         31

                 SIGNATURES                                                                                    32


                 WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                            OCTOBER 31,             APRIL 30,
                                               ASSETS                                          2004                   2004
                                                                                        --------------------    ------------------
CURRENT ASSETS:
       Cash and cash equivalents                                                              $     632,503          $  1,984,636
       Accounts receivable, net of allowance of $58,779 at October 31,
       2004 and $61,779 at April 30, 2004                                                         6,805,486             5,909,879

       Costs and estimated earnings in excess of billings on uncompleted contracts                2,352,760             2,123,031

       Inventory                                                                                    104,799               104,799

       Prepaid expenses                                                                             252,878               264,076

       Deferred income taxes                                                                         50,000                60,000
                                                                                        --------------------    ------------------


          Total current assets                                                                   10,198,426            10,446,421


PROPERTY AND EQUIPMENT, net                                                                         942,407             1,005,760


CUSTOMER LISTS                                                                                      524,833               603,333


GOODWILL                                                                                          8,637,329             8,681,870


OTHER ASSETS                                                                                        169,693               144,713
                                                                                        --------------------    ------------------

          Total assets                                                                        $  20,472,688          $ 20,882,097
                                                                                        ====================    ==================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                   (Unaudited)

                                                                                              OCTOBER 31,              APRIL 30,
                     LIABILITIES AND SHAREHOLDERS' EQUITY                                       2004                    2004
                                                                                        --------------------    --------------------

  CURRENT LIABILITIES:
      Borrowings under lines of credit                                                        $     378,231          $      551,000

      Current maturities of capital lease obligation                                                  2,664                   2,534

      Current maturities of loans payable                                                            96,645                  94,056

      Accounts payable and accrued expenses                                                       5,373,911               4,732,200

      Billings in excess of costs and estimated earnings on uncompleted contracts                 1,387,656               2,162,452

      Due to shareholders                                                                            73,245                  88,157

      Income taxes payable                                                                          167,342                 223,753

      Deferred income taxes                                                                         193,100                 196,100
                                                                                        --------------------    --------------------
         Total current liabilities
                                                                                                  7,672,794               8,050,252


  Capital lease obligation, net of current portion                                                      708                   2,073

  Loans payable, net of current portion                                                             175,300                 170,362

  Due to shareholders, net of current portion                                                     1,026,755               1,026,755

  Deferred income taxes                                                                             202,900                 344,900
                                                                                        --------------------    --------------------
         Total liabilities
                                                                                                  9,078,457               9,594,342
                                                                                        --------------------    --------------------

  COMMITMENTS AND CONTINGENCIES

  SHAREHOLDERS' EQUITY:

      Preferred Stock - $0.0001 par value, 5,000,000 shares authorized, none issued                       -                       -

      Common Stock - $0.0001 par value, 75,000,000 shares authorized, 20,849,976
      shares issued and outstanding at October 31, 2004 and April 30, 2004                            2,085                   2,085

      Additional paid-in capital                                                                 11,964,588              11,991,476

      Unearned consulting services                                                                  (12,853)                (38,559)

      Accumulated deficit                                                                          (559,589)               (667,247)
                                                                                        --------------------    --------------------


         Total shareholders' equity                                                              11,394,231              11,287,755
                                                                                        --------------------    --------------------

         Total liabilities and shareholders' equity                                           $  20,472,688          $   20,882,097
                                                                                        ====================    ====================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three Months Ended                   Six Months Ended
                                                                   October 31,                          October 31,
                                                              2004              2003              2004              2003
                                                          --------------    -------------     --------------    --------------
REVENUE                                                     $10,295,266       $6,225,834        $17,574,419       $ 9,322,317
                                                          --------------    -------------     --------------    --------------

COSTS AND EXPENSES:
       Cost of revenue                                        8,078,928        4,610,888         13,334,402         6,640,134
       Selling, general and administrative expenses           2,044,204        1,456,330          3,801,008         2,540,516
       Depreciation and amortization                            124,662           90,532            246,693           154,214
                                                          --------------    -------------     --------------    --------------

          Total costs and expenses                           10,247,794        6,157,750         17,382,103         9,334,864
                                                          --------------    -------------     --------------    --------------

OPERATING INCOME (LOSS)                                          47,472           68,084            192,316           (12,547)

OTHER EXPENSE:

       Interest expense                                          11,650            7,083             12,763             8,196
                                                          --------------    -------------     --------------    --------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                  35,822           61,001            179,553           (20,743)


Income tax provision                                             (4,539)         (50,000)           (71,895)          (91,000)
                                                          --------------    -------------     --------------    --------------

NET INCOME (LOSS)                                           $    31,283       $   11,001        $   107,658         ($111,743)
                                                          ==============    =============     ==============    ==============

Basic net income (loss) per common share                    $      0.00       $     0.00        $      0.01       $     (0.01)
                                                          ==============    =============     ==============    ==============

Diluted net income (loss) per common share                  $      0.00       $     0.00        $      0.00       $        (-)
                                                          ==============    =============     ==============    ==============

Basic weighted average number of common shares
outstanding                                                  20,849,976       19,332,911         20,849,976        16,292,833
                                                          ==============    =============     ==============    ==============

Diluted weighted average number of common shares
outstanding                                                  21,333,558       22,160,779         21,649,944        16,292,833
                                                          ==============    =============     ==============    ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2004
                                   (UNAUDITED)



                                   Preferred Stock        Common Stock        Additional     Unearned                      Total
                                                                               Paid-In      Consulting     Accumulated Shareholders'
                                  Shares     Amount    Shares         Amount   Capital       Services       Deficit       Equity
                                 --------    ------  -----------     -------- ------------   ----------    ----------- -------------

BALANCE, APRIL 30, 2004                0      $0     20,849,976      $2,085    $11,991,476    ($38,559)     ($667,247)  $11,287,755


Equity issuance costs                  -       -              -           -        (26,888)          -              -       (26,888)


Amortization of unearned
 consulting services                   -       -              -           -              -      25,706              -        25,706


Net income                             -       -              -           -              -           -        107,658       107,658

                                 --------    ------  -----------     -------- ------------   ----------    ----------- -------------
BALANCE, OCTOBER 31, 2004              0      $0     20,849,976      $2,085    $11,964,588    ($12,853)     ($559,589)  $11,394,231
                                 ========    ======  ===========     ======== ============   ==========    =========== =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                     Six Months Ended
                                                                                                       October 31,
                                                                                                 2004               2003
                                                                                            ---------------    ----------------
OPERATING ACTIVITIES :
     Net income (loss)                                                                        $    107,658      $    (111,743)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization                                                              246,693            154,214

        Provision for doubtful accounts                                                                  -             23,658

        Amortization of unearned consulting services                                                25,706            187,620

        Deferred income taxes                                                                     (135,000)          (126,000)
     Changes in operating assets and liabilities, net of acquisitions:
        Accounts receivable                                                                       (895,607)        (2,476,322)
        Costs and estimated earnings in excess of billings on uncompleted contracts               (229,729)          (195,857)
        Inventory                                                                                        0            (16,473)
        Prepaid expenses                                                                            11,198            (16,854)

        Other assets                                                                               (24,980)            (1,404)
        Accounts payable and accrued expenses                                                      693,501          1,220,892
        Billings in excess of costs and estimated earnings on uncompleted contracts               (774,796)         1,058,783
        Income taxes payable                                                                       (56,411)           195,800
                                                                                            ---------------    ----------------
NET CASH USED IN OPERATING ACTIVITIES                                                           (1,031,767)          (103,686)
                                                                                            ---------------    ----------------
INVESTING ACTIVITIES:
     Acquisition of property and equipment                                                         (78,908)           (16,383)

     Acquisition  of Clayborn, net of cash received                                                      -           (810,933)

     Acquisition earn-out and other transaction costs                                              (22,163)           (69,521)
                                                                                            ---------------    ----------------
NET CASH USED IN INVESTING ACTIVITIES                                                             (101,071)          (896,837)
                                                                                            ---------------    ----------------

FINANCING ACTIVITIES:

     Proceeds from sale of common stock                                                                  -          2,206,826

     Equity issuance costs                                                                         (26,888)                 -

     Repayments on line of credit                                                                 (172,769)                 -
     Repayment of equipment loans payable                                                          (18,403)          (143,767)
     Payments of capital lease obligations                                                          (1,235)            (1,119)
                                                                                            ---------------    ----------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                               (219,295)         2,061,940
                                                                                            ---------------    ----------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                            (1,352,133)         1,061,417
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   1,984,636            167,547
                                                                                            ---------------    ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $    632,503      $   1,228,964
                                                                                            ===============    ================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                                   (Unaudited)


                                                                                                    Six Months Ended
                                                                                                       October 31,
                                                                                                 2004               2003
                                                                                            ----------------   ----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:

        Interest                                                                                    $14,063    $         9,452
                                                                                            ================   ================
        Income taxes                                                                               $265,671    $        24,858
                                                                                            ================   ================
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


        Conversion of Series C prefered stock to common stock                               $             -    $           179
                                                                                            ================   ================

        Issuance of common stock in connection with acquisition
          of Clayborn                                                                       $                  $       867,768
                                                                                            ================   ================

        Earn-out consideration unpaid relating to acquisitions                              $             -         $1,423,415
                                                                                            ================   ================


        Issuance of note for property and equipment                                         $        25,932    $             -
                                                                                            ================   ================



        Reversal of accrual established in purchase accounting                              $        51,790    $             -
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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-QSB and do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2004. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Operating results for the three and six month periods ended October 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2005. Certain reclassifications have been made to prior period financial statements to conform to the current presentation.

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

The Company is an engineering company that focuses on the implementation requirements of wireless technology and specialty communication systems. The Company provides a range of services including, site design, product integration, security, structured cabling, construction and project management.

On August 22, 2003, the Company acquired all of the outstanding shares of Clayborn in exchange for an aggregate of 826,446 newly issued shares of the Company's common stock with a fair value of approximately $868,000 and $900,000 cash consideration. An additional $1,100,000 is due by September 30, 2007, payable in quarterly distributions, by payment to the Clayborn shareholders of 50% of the quarterly post-tax profits of Clayborn.

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

The Company determined the fair value of the businesses acquired for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long- term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. On an ongoing basis, the Company will perform its annual impairment test during the fourth quarter absent any interim impairment indicators.

Changes in goodwill during the six months ended October 31, 2004 are as follows:

Beginning balance, May 1, 2004                                      $8,681,870

Reversal of accrual established in purchase accounting                 (51,790)
Transaction costs                                                        7,249
                                                                    -----------
Ending balance, October 31, 2004                                    $8,637,329
                                                                    ===========

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

Earnings (Loss) Per Share

Earnings (loss) per common share is computed pursuant to SFAS No. 128, "Earnings Per Share" ("EPS"). Basic income (loss) per share is computed as net income
(loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock options, restrictive stock awards, warrants and other convertible securities. At October 31, 2004, the Company had 4,898,475 stock options and 5,109,400 warrants outstanding. At October 31, 2003, the Company had 2,979,975 stock options and 5,109,400 warrants outstanding.

For the three months ended October 31, 2004, 2,114,475 stock options and 5,109,400 warrants were not included in the computation of fully diluted earnings per share, because the stock option and warrant exercise prices exceeded the market price of the common stock and, therefore, the effects would be antidilutive. The assumed conversion of the remaining 2,784,000 stock options resulted in a 483,582 share increase in weighted average shares for fully diluted earnings per share.

For the six months ended October 31, 2004, 1,564,475 stock options and 4,444,400 warrants were not included in the computation of fully diluted earnings per share, because the stock option and warrant exercise prices exceeded the market price of the common stock and, therefore, the effects would be antidilutive. The assumed conversion of the remaining 3,334,000 stock options and 665,000 warrants resulted in a 799,968 share increase in weighted average shares for fully diluted earnings per share.

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


NOTE 3- ACQUISITIONS

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

The aggregate consideration paid by the Company for Clayborn was approximately $2,932,000. The Company acquired all of the issued and outstanding shares of Clayborn in exchange for $900,000 cash consideration and $64,000 of transaction costs, and 826,446 newly issued shares of the Company's common stock with a fair value of approximately $868,000 based on the average value of the Company's common stock as of a few days before and after the merger terms were agreed to and announced. An additional $1,100,000 is due by September 30, 2007, payable prior to that date in quarterly distributions, by payment to the Clayborn shareholders of 50% of the quarterly post tax profits of Clayborn.

The purchase price allocation has been determined as follows:

Assets purchased:
    Cash                                                    $   134,218
    Accounts receivable                                         575,804
    Costs in excess of billings                                 231,562
    Income tax refunds receivable                               104,765
    Inventory                                                    39,000
    Fixed assets                                                444,126
    Backlog                                                      13,500
    Customer list                                               245,000
    Other assets                                                 97,669
    Goodwill                                                  1,775,447
                                                      -------------------
                                                              3,661,091
                                                      -------------------
 Liabilities assumed:
    Accounts payable                                           (294,992)
    Accrued expenses                                           (136,119)
    Notes payable                                              (184,611)
    Deferred tax liability                                     (113,800)
                                                      -------------------
                                                               (729,522)
                                                      -------------------
Purchase price                                              $ 2,931,569
                                                      ===================

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Heinz

On April 2, 2004, the Company acquired all of the issued and outstanding common stock of Heinz for $1,000,000, as follows: (1) $700,000 of the Company's common stock, based on the closing price of our common stock on March 30, 2004 of $0.98 per share, for an aggregate of 714,286 newly issued shares of the Company's common stock and (2) $300,000 total cash consideration, of which $100,000 was paid at closing and a $200,000 non-interest bearing promissory note. Of the $200,000, $75,000 is payable on the first and second anniversaries of the closing date and $50,000 is payable on the third anniversary of the closing date. The purchase price includes the present value of the note totaling $182,648, discounted at 5%. The current and long-term discounted maturity of this note is $71,429 and $111,219, respectively. Based on the preliminary information currently available, the acquisition resulted in goodwill of approximately $1,019,000. Upon completion of a formal purchase price allocation there may be a decrease in the amount assigned to goodwill and a corresponding increase in tangible or other intangible assets.

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

The preliminary purchase price allocation has been determined as follows:

Assets purchased:
    Cash                                                      $      8,052
    Accounts receivable                                            605,435
    Costs in excess of billings                                    103,459
    Fixed assets                                                    23,676
    Other assets                                                    71,128
    Goodwill                                                     1,018,617
                                                      ---------------------
                                                                 1,830,367
                                                      ---------------------
Liabilities assumed:
    Accounts payable                                             (494,503)
    Accrued expenses                                             (130,694)
    Line of credit                                                (90,000)
    Notes payable                                                 (80,942)
    Billings in excess of cost                                    (29,223)
                                                      ---------------------
                                                                 (825,362)
                                                      ---------------------
Purchase price                                                $ 1,005,005
                                                      =====================

The following unaudited pro forma financial information presents the combined results of operations of the Company, Clayborn and Heinz, as if the acquisitions had occurred on May 1, 2003, after giving effect to certain adjustments, including the issuance of the Company's common stock to Clayborn and Heinz as part of the purchase price. The pro forma financial information does not necessary reflect the results of operations that would have occurred had the Company, Clayborn and Heinz been a single entity during this period.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                          Three months         Six months
                                                             ended                 ended
                                                        October 31, 2003      October 31, 2003
                                                        -----------------     -----------------
Revenue                                                       $7,889,133           $13,208,531

Net loss                                                       ($214,997)            ($659,507)

Weighted average number of shares used in
calculation of basic and diluted net
loss per common share                                         20,873,643            14,793,487

Basic and diluted net loss per common share                       ($0.01)               ($0.04)

     For all acquisitions, customer lists are amortized over a period of five years. The Company recorded amortization expense related to customer lists of $39,000 and $27,000 for the three months ended October 31, 2004 and 2003, respectively, and $79,000 and $54,000 for the six months ended October 31, 2004 and 2003, respectively. Any future goodwill impairments are not deductible for income tax purposes.


NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following at October 31, 2004:

     Costs incurred on uncompleted contracts                      $20,638,406
     Estimated contract profit                                      5,179,639
                                                           -------------------
                                                                   25,818,045
     Less: billings to date                                        24,852,941
                                                           -------------------

                          Net costs in excess                     $   965,104
                                                           ===================

     Costs and estimated earnings in excess of billings           $ 2,352,760

     Billings in excess of costs and estimated earnings
       on uncompleted contracts                                    (1,387,656)
                                                           -------------------
                          Net costs in excess                     $   965,104
                                                           ===================

NOTE 5 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of Walker, the Company assumed a ten-year lease with trusts, of which certain officers of the Company are the trustees, for a building and land located in Fairfield, California, which is occupied by its Walker subsidiary. For the six months ended October 31, 2004, $44,000 was paid as rent for this lease.

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

NOTE 6- LINE OF CREDIT

Walker maintains a revolving line of credit facility with a commercial bank, with a borrowing limit up to 70% of eligible Walker accounts receivable. As of October 31, 2004, the borrowing base was $700,000 and the outstanding balance was approximately $333,000. Effective August 30, 2004, the amount available to Walker was decreased from $1,200,000 to $700,000 to support a $500,000 letter of credit issued in favor of Walker's surety bonding company. Walker was awarded a $5,000,000 contract in August 2004, which requires performance and payment bonds. In order to provide the bonds, the surety bonding company required a letter of credit for 10% of the total contract award. The line of credit is collateralized by all of Walker's accounts receivable, inventory and equipment and bears interest at the Wall Street Journal Prime Index Rate plus 1.5% (6.25% as of October 31, 2004). In addition, the Company and certain executive officers of the Company have personally guaranteed this line of credit facility. This line is subject to annual renewal and matures on July 30, 2005. Accrued interest is payable monthly.

In connection with the acquisition of Heinz, the Company assumed a revolving line of credit facility with a commercial bank in the amount of $200,000. As of October 31, 2004, the borrowing base was $200,000 and the outstanding balance was $45,000 and bore interest at 4.75%. This line matured on November 16, 2004. The outstanding balance was repaid and the line was not renewed.

NOTE 7 - STOCK OPTION PLAN

The Company established a nonqualified stock option plan pursuant to which options to acquire a maximum of 5,000,000 shares of the Company's common stock were reserved for grant (the "2002 Plan"). Under the terms of the 2002 Plan, the options, which expire one to five years after grant, are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. At October 31, 2004, there were 101,525 shares available for grant under the 2002 Plan.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The Company applies the intrinsic value method in accounting for its stock-based compensation plan. Had the Company measured compensation under the fair value based method for stock options granted and amortized the cost over the related vesting period, the Company's net loss attributable to common shareholders and net loss per share attributable to common shareholders would have been as follows:

                                                                             Three months ended                 Six months ended
                                                                                October 31,                        October 31,
                                                                              2004         2003                2004         2003
                                                                              -----        ----                ----         ----
Net income (loss), as reported                                              $31,283       $11,001             $107,658    ($111,743)

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax
                                                                           (455,137)      (64,867)            (479,814)    (107,015)
                                                                         -----------   -----------          -----------  -----------
Net loss, Pro forma                                                       ($423,854)     ($53,866)           ($372,156)   ($218,758)
                                                                         ===========   ===========          ===========  ===========
Basic and diluted net income (loss) per share
     As reported                                                              $0.00         $0.00                $0.01       ($0.01)
     Pro forma                                                               ($0.02)        $0.00               ($0.02)      ($0.01)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes Option pricing model with the following assumptions used in the three and six months ended October 31, 2004: Risk-free interest rate range of 2% to 3.6%, dividend yield of 0%, expected life of 5 years and volatility range 71.6% to 73.2%.



NOTE 8 - SEGMENT REPORTING

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Segment results as of and for the three and six months ended October 31, 2004 and 2003 are as follows:

                            Three Months Ended October 31, 2004                        Three Months Ended October 31, 2003
                            -----------------------------------                        -----------------------------------
                                  Wireless       Specialty                                       Wireless     Specialty
                   Corporate    Infrastructure Communication      Total        Corporate    Infrastructure Communication    Total
                   ---------    -------------- -------------      -----        ---------    -------------- -------------    -----
Revenue                    -      $2,751,419     $7,543,847    $10,295,266             -     $1,102,052    $5,123,782    $6,225,834

Income (loss)
before income
taxes              ($272,630)     $  442,476      ($134,024)       $35,822     ($307,191)       $41,675      $326,517       $61,001



                             Six Months Ended October 31, 2004                           Six Months Ended October 31, 2003
                             ---------------------------------                           ---------------------------------
                                  Wireless       Specialty                                    Wireless       Specialty
                   Corporate    Infrastructure Communication      Total        Corporate    Infrastructure Communication    Total
                   ---------    -------------- -------------      -----        ---------    -------------- -------------    -----
Revenue                    -      $5,207,507    $12,366,912    $17,574,419             -     $1,722,641    $7,599,676    $9,322,317

Income (loss)
before income
taxes              ($675,161)     $  817,655    $    37,059    $   179,553     ($575,567)    $   79,760      $475,064      ($20,743)

Goodwill                   -      $2,651,161    $ 5,986,168    $ 8,637,329             -     $1,632,544    $6,139,089    $7,771,633

Total assets        $240,270      $4,893,725    $15,338,693    $20,472,688      $190,118     $3,355,732   $13,624,945   $17,170,795

NOTE 9 - SUBSEQUENT EVENTS

On November 16, 2004, the Company sold an aggregate of $10,000,000 of the Company's common stock ("Common Stock") and common stock purchase warrants ("Warrants") to eight investors. The Company sold an aggregate of 25,000,000 shares of Common Stock and 25,000,000 Warrants to the investors. The Common Stock and the Warrants were issued in a private placement transaction pursuant to Section 4(2) under the Securities Act of 1933. Pursuant to the terms of sale, the Company agreed to cause a resale registration statement covering the Common Stock and the Common Stock issuable upon exercise of the Warrants to be filed no later than 45 days after the closing.

Each Warrant is exercisable for a period of five years at a price of $0.70 per share, subject to certain adjustments. The exercise price of the Warrants is subject to adjustment for subsequent lower price issuances by the Company, as well as customary adjustment provisions for stock splits, combinations, dividends and the like. At any time after the registration statement is effective, the Warrants are callable by the Company, upon 30 days notice, should the Common Stock trade at or above $2.10 for 25 out of 30 consecutive trading days. A maximum of 20% of the Warrants may be called in any three-month period.

The Company paid the placement agent of the offering a cash fee of 6.5% of the proceeds of the offering. In addition, the placement agent received warrants to purchase 750,000 shares of Common Stock, exercisable for a period of five years at an exercise price of $.40 per share. The Company also paid a finders fee of $100,000 to another third party in connection with this offering.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



In connection with the Sale of the Common Stock and Warrants, the Company will effectuate a one-for-twelve reverse split of its outstanding common stock on or about January 9, 2005. The Company also agreed to seek listing of its equity on the NASDAQ Small Cap Stock Market. Assuming the upcoming one-for-twelve reverse stock split was in effect for all periods presented, earnings (loss) per share would have been as follows:

                                           Three months ended  Six months ended
                                                October 31,        October 31,
                                              2004     2003       2004    2003
                                              ----     ----       ----    ----
Basic net income (loss) per common share      $0.02    $0.01      $0.06  ($0.08)

Diluted net income (loss) per common share    $0.02    $0.01      $0.06  ($0.08)


On November 24, 2004, the Company completed the acquisition of Quality Communications & Alarm Company, Inc. ("Quality") of Lakewood, New Jersey, for $6.7 million in cash, subject to adjustment. Upon completion of a formal purchase price allocation, the amounts assigned to tangible assets, other intangible assets and goodwill will be determined. The acquisition of Quality gives the Company additional project engineering expertise for wireless infrastructure service opportunities, broadens its customer base especially in the public safety sector and gaming industry, and expands its geographic presence in the Northeast. The financing for this transaction was completed through the issuance of the Common Stock as described above.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

Overview

WPCS International Incorporated is an engineering company that focuses on the implementation requirements of wireless technology and specialty communication systems. The Company provides a range of services including site design, product integration, security, structured cabling, construction and project management.

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

Results of Operations

Management currently considers the following events, trends and uncertainties to be important to understand its results of operations and financial condition:

o For the three months ended October 31, 2004, revenue was approximately $10.3 million compared to $6.2 million for the same period a year ago. The increase in revenue for the three months was attributed to organic growth of approximately $2.2 million and strategic acquisitions of approximately $1.9 million. For the six months ended October 31, 2004, revenue was approximately $17.6 million compared to $9.3 million for the same period a year ago. The increase in revenue for the six months was attributed to organic growth of approximately $4.2 million and strategic acquisitions of approximately $4.1 million.

o The Company operates in two segments, specialty communication systems and wireless infrastructure services. With the acquisition of Clayborn in the second quarter of fiscal 2004, and Heinz in the fourth quarter of fiscal 2004, we experienced additional expansion of the specialty communication and wireless infrastructure segments, respectively.

o For the three months ended October 31, 2004, the specialty communication segment represents approximately 73% of total revenue, and wireless infrastructure services represent approximately 27% of total revenue. For the six months ended October 31, 2004, the specialty communication segment represents approximately 70% of total revenue, and wireless infrastructure services represent approximately 30% of total revenue.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


o Furthermore, we plan to evaluate additional acquisition opportunities in fiscal 2005 in an attempt to build out a national, strategically located workforce that will allow our segments to leverage, to the extent feasible, related internal synergies, and to take advantage of expected growth in the wireless infrastructure and specialty communication markets. On November 24, 2004, the Company acquired Quality Communications and Alarm Company, Inc. ("Quality") for $6.7 million in cash, subject to adjustment. Quality will be included in our wireless infrastructure segment.

o As of October 31, 2004, our backlog is approximately $18.4 million. Our backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts or purchase orders. We expect this backlog to be fully recognized as revenue within the next eight months.

o Our selling, general and administrative expenses decreased as a percentage of revenue for the three and six months ended October 31, 2004, as compared to the same period in the prior year.

THREE MONTHS ENDED OCTOBER 31, 2004

Consolidated results for the three months ended October 31, 2004 and 2003 are as follows:

                                                                    Three Months Ended
                                                                        October 31,
                                                              2004                      2003
                                                          --------------           ---------------
REVENUE                                                     $10,295,266   100%         $6,225,834    100%
                                                          --------------           ---------------

COSTS AND EXPENSES:
       Cost of revenue                                        8,078,928    78%          4,610,888     74%
       Selling, general and administrative expenses           2,044,204    20%          1,456,330     23%
       Depreciation and amortization                            124,662     1%             90,532      1%
                                                          --------------           ---------------

          Total costs and expenses                           10,247,794   100%          6,157,750     99%
                                                          --------------           ---------------

OPERATING INCOME                                                 47,472     0%             68,084      1%

OTHER EXPENSE:

       Interest expense                                          11,650     0%              7,083      0%
                                                          --------------           ---------------

INCOME BEFORE PROVISION FOR INCOME TAXES                         35,822     0%             61,001      1%


Income tax provision                                             (4,539)    0%            (50,000)    -1%
                                                          --------------           ---------------

NET INCOME                                                  $    31,283     0%         $   11,001      0%
                                                          ==============           ===============


                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

Revenue for the three months ended October 31, 2004 was approximately $10,295,000, as compared to $6,226,000 for the three months ended October 31, 2003. The increase in revenue for the three months was attributed to internal growth of approximately $2.2 million from Walker and Invisinet, and approximately $1.9 million from the acquisitions of Clayborn and Heinz.

Total revenue from the specialty communication segment for the three months ended October 31, 2004 and 2003 was approximately $7,544,000 or 73.3% and $5,124,000 or 82.0% of total revenue, respectively. Wireless infrastructure segment revenue for the three months ended October 31, 2004 and 2003 was approximately $2,751,000 or 16.7% and $1,102,000 or 18.0% of total revenue, respectively.

Cost of Revenue

In the case of the wireless infrastructure segment, cost of revenue consists of component material costs, direct labor costs and costs incurred for third party subcontractor services. For the specialty communication segment, cost of revenue consists of direct costs on contracts, including materials, direct labor, subcontractor costs and other overhead costs. Our cost of revenue was approximately $8,079,000 or 78% of revenue for the three months ended October 31, 2004, compared to $4,611,000 or 74% for the same period of the prior year. The dollar increase in our total cost of revenue is due to the corresponding increase in revenue as a result of the acquisitions of Clayborn and Heinz, internal growth in revenue from Walker and Invisinet, and an increase in costs on certain contracts which were incurred in the second quarter. The increase in cost of revenue as a percentage of revenue is due primarily to an increase in the actual costs incurred or estimated costs which may be incurred on such contracts that were recognized in the second quarter of 2005.

The specialty communication segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended October 31, 2004 and 2003 was approximately $6,047,000 and 80.2% and $3,725,000 and 72.7%, respectively. As discussed above, the increase in cost of revenue as a percentage of revenue is due to an increase in the actual costs incurred or estimated costs which may be incurred on certain contracts that were recognized in the second quarter of 2005.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Wireless infrastructure segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended October 31, 2004 and 2003 was approximately $2,032,000 and 73.8% and $886,000 and 80.4%, respectively. The decrease in cost of revenue as a percentage of revenue is due to the revenue mix attributable to internal growth and recent acquisitions.

Selling, general and administrative expenses

For the three months ended October 31, 2004, total selling, general and administrative expenses were $2,044,000, or 20% of total revenue compared to $1,456,000 or 23% of revenue for the same period in the prior year. The percentage decrease is due to the management of our cost structure as we leverage incremental revenue dollars in fiscal 2005. Included in selling, general and administrative expenses for the three months ended October 31, 2004 are $702,000 for salaries, commissions, and payroll taxes. The increase in salaries and payroll taxes compared to the same period in the prior year is due to the increase in headcount as a result of the acquisitions of Clayborn and Heinz. In addition, Walker employs union employees for whom it incurred $562,000 in union benefits during the quarter. Professional fees were $127,000, which include accounting, legal and investor relation fees. Insurance costs were $325,000 and rent for office facilities was $91,000. Other selling, general and administrative expenses totaled $237,000. For the three months ended October 31, 2004, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were $1,519,000 and $258,000, respectively.

For the three months ended October 31, 2003, selling, general and administrative expenses were $1,456,000 or 23.4% of revenue. Included in the selling, general and administrative expenses were $524,000 for salaries, commissions and payroll taxes, $175,000 in professional fees, $318,000 in union benefits, insurance costs of $158,000. Rent for our office facilities amounted to $65,000. Other selling, general and administrative expenses totaled $216,000. For the three months ended October 31, 2003, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were $962,000 and $264,000, respectively.

Depreciation and amortization

For the three months ended October 31, 2004 and 2003, depreciation was approximately $86,000 and $64,000, respectively. The increase in depreciation is due to the acquisition of fixed assets on acquiring Clayborn and Heinz. The amortization of customer lists for the three months ended October 31, 2004 was $39,000 as compared to $27,000 for the same period of the prior year. The increase in amortization is due to the acquisition of additional customer lists from Clayborn. All customer lists are being amortized over a period of five years from the date of their acquisition.

Net income (loss)

Net income was approximately $31,000 for the three months ended October 31, 2004. Net income included income tax expense of approximately $5,000 to provide for federal and state income taxes and was less than the amount based on the statutory rate due to certain book-to-tax permanent differences. The variation in the effective income tax rates between periods is primarily due to certain purchase price adjustments related to the Clayborn acquisition.

Net income was approximately $11,000 for the three months ended October 31, 2003.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SIX MONTHS ENDED OCTOBER 31, 2004

Consolidated results for the six months ended October 31, 2004 and 2003 are as follows:

                                                                                Six Months Ended
                                                                                   October 31,
                                                                         2004                       2003
                                                                    ---------------            ---------------
REVENUE                                                                $17,574,419    100%         $9,322,317   100%
                                                                    ---------------            ---------------

COSTS AND EXPENSES:
                  Cost of revenue                                       13,334,402     76%          6,640,134    71%
                  Selling, general and administrative expenses           3,801,008     22%          2,540,516    27%
                  Depreciation and amortization                            246,693      1%            154,214     2%
                                                                    ---------------            ---------------

                    Total costs and expenses                            17,382,103     99%          9,334,864   100%
                                                                    ---------------            ---------------

OPERATING INCOME (LOSS)                                                    192,316      1%           (12,547)     0%

OTHER EXPENSE:
                  Interest expense                                          12,763      0%             8,196      0%
                                                                    ---------------            ---------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                            179,553      1%           (20,743)     0%


Income tax provision                                                       (71,895)     0%           (91,000)    -1%
                                                                    ---------------            ---------------

NET INCOME (LOSS)                                                      $   107,658      1%         ($111,743)    -1%
                                                                    ===============            ===============

Revenue

Revenue for the six months ended October 31, 2004 was approximately $17,574,000, as compared to $9,322,000 for the six months ended October 31, 2003. The increase in revenue for the six months was attributed to internal growth of approximately $4.2 million from Walker and Invisinet, and approximately $4.1 million from the acquisitions of Clayborn and Heinz.

Total revenue from the specialty communication segment for the six months ended October 31, 2004 and 2003 was approximately $12,367,000 or 70.4% and $7,600,000 or 82.0% of total revenue, respectively. Wireless infrastructure segment revenue for the six months ended October 31, 2004 and 2003 was approximately $5,208,000 or 29.6% and $1,723,000 or 18.0% of total revenue, respectively.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cost of Revenue

Our cost of revenue was approximately $13,334,000 or 75.9% of revenue for the six months ended October 31, 2004, compared to $6,640,000 or 71.2% for the same period of the prior year. The dollar increase in our total cost of revenue is due to the corresponding increase in revenue during the second quarter as a result of the acquisitions of Clayborn and Heinz, internal growth in revenue from Walker and Invisinet, and an increase in costs on certain contracts which were incurred in the second quarter. The increase in cost of revenue as a percentage of revenue is due primarily to an increase in the actual costs incurred or estimated costs which may be incurred on such contracts that were recognized in the second quarter of 2005.

The specialty communication segment cost of revenue and cost of revenue as a percentage of revenue for the six months ended October 31, 2004 and 2003 was approximately $9,510,000 and 76.9% and $5,319,000 and 69.9%, respectively. As discussed above, the increase in cost of revenue as a percentage of revenue is due to an increase in the actual costs incurred or estimated costs which may be incurred on certain contracts that were recognized in the second quarter of 2005.

Wireless infrastructure segment cost of revenue and cost of revenue as a percentage of revenue for the six months ended October 31, 2004 and 2003 was approximately $3,824,000 and 73.4% and $1,321,000 and 76.7%, respectively. The decrease in cost of revenue as a percentage of revenue is due to the revenue mix attributable to internal growth and recent acquisitions.

Selling, general and administrative expenses

For the six months ended October 31, 2004, total selling, general and administrative expenses were $3,801,000, or 21.6% of total revenue compared to $2,541,000 or 27.3% of revenue for the same period in the prior year. The percentage decrease is due to the management of our cost structure as we leverage incremental revenue dollars in fiscal 2005. Included in selling, general and administrative expenses for the six months ended October 31, 2004 are $1,403,000 for salaries, commissions, and payroll taxes. The increase in salaries and payroll taxes compared to the same period in the prior year is due to the increase in headcount as a result of the acquisitions of Clayborn and Heinz. In addition, Walker employs union employees for whom it incurred $925,000 in union benefits during the quarter. Professional fees were $316,000, which include accounting, legal and investor relation fees. Insurance costs were $491,000 and rent for office facilities was $157,000. Other selling, general and administrative expenses totaled $509,000. For the six months ended October 31, 2004, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were $2,609,000 and $525,000, respectively.

For the six months ended October 31, 2003, selling, general and administrative expenses were $2,541,000 or 27.3% of revenue. Included in the selling, general and administrative expenses was $878,000 for salaries, commissions and payroll taxes, $372,000 in professional fees, $545,000 in union benefits, and insurance costs of $287,000. Rent for our office facilities amounted to $113,000. Other selling, general and administrative expenses totaled $346,000. For the six months ended October 31, 2003, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were $1,625,000 and $455,000, respectively.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Depreciation and amortization

For the six months ended October 31, 2004 and 2003, depreciation was approximately $168,000 and $100,000, respectively. The increase in depreciation is due to the acquisition of fixed assets on acquiring Clayborn and Heinz. The amortization of customer lists for the six months ended October 31, 2004 was $79,000 as compared to $54,000 for the same period of the prior year. The increase in amortization is due to the acquisition of additional customer lists from Clayborn. All customer lists are being amortized over a period of five years from the date of their acquisition.

Net income (loss)

Net income was approximately $108,000 for the six months ended October 31, 2004. Net income included income tax expense of approximately $72,000 to provide for federal and state income taxes due to certain book-to-tax permanent differences. The variation in the effective income tax rates between periods is primarily due to certain purchase price adjustments related to the Clayborn acquisition.

We incurred a net loss of approximately $112,000 for the six months ended October 31, 2003.

Liquidity and capital resources

At October 31, 2004, we had working capital of $2,526,000, which consisted of current assets of approximately $10,199,000 and current liabilities of $7,673,000.

Operating activities used $1,032,000 in cash during the six months ended October 31, 2004. This was mainly comprised of $108,000 of net income plus $137,000 in net non-cash charges, a $896,000 increase in accounts receivable, $56,000 decrease in income taxes payable, a $230,000 increase in costs and estimated earnings in excess of billings on uncompleted contracts, $694,000 increase in accounts payable and accrued expenses, $775,000 decrease in billings in excess of costs and estimated earnings on uncompleted contracts payable and a $14,000 net increase in other assets.

Our investing activities utilized $101,000 in cash during the six months ended October 31, 2004, which consisted of $79,000 paid for property and equipment and $22,000 of acquisition earn-out payments and other acquisition transaction costs.

Our financing activities utilized cash of $219,000 during the six months ended October 31, 2004. Financing activities included repayments on lines of credit of $173,000, repayment of equipment loans and capital lease obligations of approximately $19,000, and additional equity issuance costs of approximately $27,000.

Our capital requirements depend on numerous factors, including the market for our services, the resources we devote to developing, marketing, selling and supporting our business, the timing and extent of establishing additional markets and other factors. Walker maintains a revolving line of credit facility with a commercial bank with a borrowing limit up to 70% of eligible Walker accounts receivable. As of October 31, 2004, the borrowing base was $700,000 and the outstanding balance was approximately $333,000. Effective August 30, 2004, the amount available to Walker was decreased from $1,200,000 to $700,000 to support a $500,000 letter of credit issued in favor of Walker's surety bonding

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


company. Walker was awarded a $5,000,000 contract in August 2004, which requires performance and payment bonds. In order to provide the bonds, the surety bonding company required a letter of credit for 10% of the total contract award. The line of credit is collateralized by all of Walker's accounts receivable, inventory and equipment, and bears interest at the Wall Street Journal Prime Index Rate plus 1.5% (6.25% as of October 31, 2004). In addition, the Company and certain executive officers of ours have personally guaranteed this line of credit facility. This line is subject to annual renewal and matures on July 30, 2005.

In connection with the acquisition of Heinz, we assumed a revolving credit line facility with a commercial bank in the amount of $200,000, and the outstanding balance was $45,000 at October 31, 2004 and bore interest at 4.75%. This line matured on November 16, 2004. The outstanding balance was repaid and the line was not renewed.

On November 16, 2004, we sold an aggregate of $10,000,000 of the Company's common stock ("Common Stock") and common stock purchase warrants ("Warrants") to eight investors. We sold an aggregate of 25,000,000 shares of Common Stock and 25,000,000 Warrants to the investors. The Common Stock and the Warrants were issued in a private placement transaction pursuant to Section 4(2) under the Securities Act of 1933. Pursuant to the terms of sale, the Company agreed to cause a resale registration statement covering the Common Stock and the Common Stock issuable upon exercise of the Warrants to be filed no later than 45 days after the closing.

Each Warrant is exercisable for a period of five years at a price of $0.70 per share, subject to certain adjustments. The exercise price of the Warrants is subject to adjustment for subsequent lower price issuances by the Company, as well as customary adjustment provisions for stock splits, combinations, dividends and the like. At any time after the registration statement is effective, the Warrants are callable by the Company, upon 30 days notice, should the Common Stock trade at or above $2.10 for 25 out of 30 consecutive trading days. A maximum of 20% of the Warrants may be called in any three-month period.

In connection with sale of the Common Stock and Warrants, the Company will effectuate a one-for-twelve reverse split of its outstanding Common Stock on or about January 9, 2005. The Company also agreed to seek listing of its equity on the NASDAQ Small Cap Stock Market.

On November 24, 2004, the Company completed the acquisition of Quality Communications & Alarm Company, Inc. ("Quality") of Lakewood, New Jersey, for $6.7 million in cash, subject to adjustment. Upon completion of a formal purchase price allocation, the amounts assigned to tangible assets, other intangible assets and goodwill will be determined. The acquisition of Quality gives the Company additional project engineering expertise for wireless infrastructure service opportunities, broadens its customer base especially in the public safety sector and gaming industry, and expands its geographic presence in the Northeast. The financing for this transaction was completed through the issuance of the Common Stock as described above.

At October 31, 2004, we had cash and cash equivalents of $633,000, working capital of approximately $2,526,000 and revolving lines of credit available of $522,000. With the additional capital resources raised from the issuance of the Common Stock, and internally available funds, we believe that we have sufficient capital to meet our needs through October 31, 2005. Our future operating results may be affected by a number of factors including our success in bidding on future contracts and our continued ability to manage controllable costs effectively. To the extent we grow by future acquisitions that involve consideration other than stock, our cash requirements may increase. We also anticipate obtaining a debt facility for the Company prior to October 31, 2005, to assist with working capital needs as the business and customer base expands.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                         ITEM 3. CONTROLS AND PROCEDURES



a) Evaluation of Disclosure Controls and Procedures. As of October 31, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 1   LEGAL PROCEEDINGS

From time to time the Company is subject to litigation incidental to its business. Such claims, if successful, could exceed applicable insurance coverage. The Company is not currently a party to any material legal proceedings.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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




                                             WPCS INTERNATIONAL INCORPORATED


Date:  December 15, 2004                               By: /s/ JOSEPH HEATER
                                                       ---------------------
                                                       Joseph Heater
                                                       Chief Financial Officer