Form 10QSB
period 2005-01-31
WPCS INTERNATIONAL INC
filed 2005-03-17
CIK 1086745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended January 31, 2005

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

                             One East Uwchlan Avenue
                                    Suite 301
                                 Exton, PA 19390
                    (Address of principal executive offices)

                                 (610) 903-0400
              (Registrant's telephone number, including area code)

                            140 South Village Avenue
                                    Suite 20
                                 Exton, PA 19341
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 3,821,385 shares issued and outstanding as of March 9, 2005.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES



                                                        INDEX

PART I     FINANCIAL INFORMATION

           ITEM 1       Condensed consolidated balance sheets at January 31, 2005 (unaudited) and
                        April 30, 2004                                                                 3 - 4

                        Condensed consolidated statements of operations for the three and nine
                        months ended January 31, 2005 and 2004 (unaudited)                               5

                        Condensed consolidated statement of shareholders' equity for the nine
                        months ended January 31, 2005 (unaudited)                                        6

                        Condensed consolidated statements of cash flows for the nine months ended
                        January 31, 2005 and 2004 (unaudited)                                          7 - 8

                        Notes to unaudited condensed consolidated financial statements                 9 - 20

           ITEM 2       Management's Discussion and Analysis of Financial Condition and Results of
                        Operations                                                                    21 - 32

           ITEM 3       Controls and Procedures                                                          33

PART II    OTHER INFORMATION

           ITEM 1       Legal proceedings                                                                34
           ITEM 2       Unregistered sales of equity securities and use of proceeds                    34 -35
           ITEM 3       Defaults upon senior securities                                                  35
           ITEM 4       Submission of matters to a vote of security holders                              35
           ITEM 5       Other information                                                                35
           ITEM 6       Exhibits                                                                         35

           SIGNATURES                                                                                    36


                    WPCS INTERNATIONAL INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   JANUARY 31,              APRIL 30,
                                           ASSETS                                    2005                     2004
                                                                            ----------------------   ---------------------
                                                                                   (Unaudited)               (Note 1)

CURRENT ASSETS:
      Cash and cash equivalents                                                       $ 2,294,544             $ 1,984,636
      Accounts receivable, net of allowance of $58,779 at
      January 31, 2005 and $61,779 at April 30, 2004                                    8,990,505               5,909,879
      Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                             2,165,362               2,123,031
      Inventory                                                                           795,809                 104,799
      Prepaid expenses                                                                    319,086                 264,076
      Deferred income taxes                                                                72,000                  60,000
                                                                            ----------------------   ---------------------
         Total current assets                                                          14,637,306              10,446,421

PROPERTY AND EQUIPMENT, net                                                             1,615,594               1,005,760

CUSTOMER LISTS                                                                            681,750                 603,333

BACKLOG                                                                                    32,500                       -

GOODWILL                                                                               13,649,794               8,681,870

OTHER ASSETS                                                                              180,924                 144,713
                                                                            ----------------------   ---------------------

         Total assets                                                                $ 30,797,868            $ 20,882,097
                                                                            ======================   =====================


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    WPCS INTERNATIONAL INC. AND SUBSIDIARIES


                                                                                  JANUARY 31,              APRIL 30,
                      LIABILITIES AND SHAREHOLDERS' EQUITY                           2005                    2004
                                                                            ----------------------   ---------------------
                                                                                 (Unaudited)               (Note 1)
CURRENT LIABILITIES:
      Borrowings under lines of credit                                                  $ 353,131               $ 551,000
      Current maturities of capital lease obligation                                        2,731                   2,534
      Current maturities of loans payable                                                 177,016                  94,056
      Accounts payable and accrued expenses                                             5,998,043               4,732,200
      Billings in excess of costs and estimated earnings on
      uncompleted contracts                                                             1,515,607               2,162,452
      Due to shareholders                                                                  73,245                  88,157
      Income taxes payable                                                                119,523                 223,753
      Deferred income taxes                                                               219,000                 196,100
                                                                            ----------------------   ---------------------
         Total current liabilities                                                      8,458,296               8,050,252

Capital lease obligation, net of current portion                                                -                   2,073
Loans payable, net of current portion                                                     348,277                 170,362
Due to shareholders, net of current portion                                             1,026,755               1,026,755
Deferred income taxes                                                                     290,000                 344,900
                                                                            ----------------------   ---------------------
         Total liabilities                                                             10,123,328               9,594,342
                                                                            ----------------------   ---------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
      Preferred Stock - $0.0001 par value, 5,000,000 shares authorized,
      none issued                                                                               -                       -

      Common Stock - $0.0001 par value, 75,000,000 shares authorized,
      3,820,835 and 1,737,498 shares issued and outstanding at
      January 31, 2005 and April 30, 2004, respectively                                       382                     174
      Additional paid-in capital                                                       21,131,084              11,993,387
      Unearned consulting services                                                              -                 (38,559)
      Accumulated deficit                                                                (456,926)               (667,247)
                                                                            ----------------------   ---------------------

         Total shareholders' equity                                                    20,674,540              11,287,755
                                                                            ----------------------   ---------------------

         Total liabilities and shareholders' equity                                  $ 30,797,868            $ 20,882,097
                                                                            ======================   =====================


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    WPCS INTERNATIONAL INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                  Three Months Ended                 Nine Months Ended
                                                                     January 31,                        January 31,
                                                                2005             2004              2005             2004
                                                           ---------------   --------------    --------------  ---------------
REVENUE                                                       $11,440,977       $4,552,300       $29,015,396      $13,874,616
                                                           ---------------   --------------    --------------  ---------------

COSTS AND EXPENSES:
      Cost of revenue                                           8,547,327        3,444,374        21,881,729       10,084,508
      Selling, general and administrative expenses              2,511,539        1,416,104         6,312,547        3,956,611
      Depreciation and amortization                               183,745           99,999           430,438          254,214
                                                           ---------------   --------------    --------------  ---------------

         Total costs and expenses                              11,242,611        4,960,477        28,624,714       14,295,333
                                                           ---------------   --------------    --------------  ---------------

OPERATING INCOME (LOSS)                                           198,366         (408,177)          390,682         (420,717)

OTHER EXPENSE:
      Interest expense                                              5,862            1,214            18,625            9,410
                                                           ---------------   --------------    --------------  ---------------

INCOME (LOSS) BEFORE INCOME TAX (PROVISION) BENEFIT               192,504         (409,391)          372,057         (430,127)

Income tax (provision) benefit                                    (89,841)          86,800          (161,736)          (4,200)
                                                           ---------------   --------------    --------------  ---------------

NET INCOME (LOSS)                                                $102,663        ($322,591)         $210,321        ($434,327)
                                                           ===============   ==============    ==============  ===============

Basic net income (loss) per common share                            $0.03           ($0.19)            $0.09           ($0.30)
                                                           ===============   ==============    ==============  ===============

Diluted net income (loss) per common share                          $0.03           ($0.19)            $0.09           ($0.30)
                                                           ===============   ==============    ==============  ===============

Basic weighted average number of common
shares outstanding                                              3,458,516        1,677,974         2,311,171        1,464,482
                                                           ===============   ==============    ==============  ===============

Diluted weighted average number of common
shares outstanding                                              3,462,575        1,677,974         2,355,155        1,464,482
                                                           ===============   ==============    ==============  ===============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    WPCS INTERNATIONAL INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED JANUARY 31, 2005
                                  (Unaudited)


                                                                                   Additional    Unearned                 Total
                                                Preferred Stock    Common Stock      Paid-In    Consulting Accumulated Shareholders'
                                                 Shares Amount    Shares    Amount   Capital     Services    Deficit     Equity
                                                ------- ------- ----------- ------- ------------ --------- -----------  ------------
BALANCE, APRIL 30, 2004 (Note 1)                     -      $-   1,737,498    $174  $11,993,387  ($38,559)  ($667,247)  $11,287,755

Net proceeds from issuance of common stock
through private placement                            -       -   2,083,337     208    9,137,697         -           -     9,137,905

Amortization of unearned consulting services         -       -           -       -            -    38,559           -        38,559

Net income                                           -       -           -       -            -         -     210,321       210,321

                                                ------- ------- ----------- ------- ------------ --------- -----------  ------------
BALANCE, JANUARY 31, 2005                            -      $-   3,820,835    $382  $21,131,084        $-   ($456,926)  $20,674,540
                                                ======= ======= =========== ======= ============ ========= ===========  ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    WPCS INTERNATIONAL INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       Nine Months Ended
                                                                                                          January 31,
                                                                                                    2005               2004
                                                                                              -----------------  -----------------
OPERATING ACTIVITIES :
     Net income (loss)                                                                                $210,321          ($434,327)
     Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
       Depreciation and amortization                                                                   430,438            254,214
       Provision for doubtful accounts                                                                       -             35,669
       Amortization of unearned consulting services                                                     38,559            187,620
       Deferred income taxes                                                                           (65,948)           (86,800)
     Changes in operating assets and liabilities, net of effects of acquisitions:
       Accounts receivable                                                                            (945,873)          (349,310)
       Costs and estimated earnings in excess of billings on uncompleted contracts                     (42,331)          (332,808)
       Inventory                                                                                      (446,957)             5,451
       Prepaid expenses                                                                                 15,437            (30,134)
       Other assets                                                                                    (30,211)           (11,536)
       Accounts payable and accrued expenses                                                           132,907            255,801
       Billings in excess of costs and estimated earnings on uncompleted contracts                    (646,845)           658,377
       Income taxes payable                                                                           (103,643)            (4,183)
                                                                                              -----------------  -----------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                                 (1,454,146)           148,034
                                                                                              -----------------  -----------------
INVESTING ACTIVITIES:
     Acquisition of property and equipment                                                            (151,114)           (57,142)
     Acquisition of Clayborn, net of cash received                                                           -           (822,381)
     Acquisition of Quality, net of cash received                                                   (6,709,678)                 -
     Acquisition earn-out and other transaction costs                                                 (113,518)          (394,211)
                                                                                              -----------------  -----------------
NET CASH USED IN INVESTING ACTIVITIES                                                               (6,974,310)        (1,273,734)
                                                                                              -----------------  -----------------

FINANCING ACTIVITIES:
     Repayment of advances from officers                                                                     -           (100,000)
     Net proceeds from issuance of common stock                                                      9,137,905          2,204,691
     (Repayments) borrowings under lines of credit                                                    (332,998)           100,000
     Repayments of loans payable                                                                       (64,667)          (150,417)
     Payments of capital lease obligations                                                              (1,876)            (1,699)
                                                                                              -----------------  -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                            8,738,364          2,052,575
                                                                                              -----------------  -----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                              309,908            926,875
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                       1,984,636            167,547
                                                                                              -----------------  -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                            $2,294,544         $1,094,422
                                                                                              =================  =================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    WPCS INTERNATIONAL INC. AND SUBSIDIARIES

                                   (Unaudited)


                                                                                                       Nine Months Ended
                                                                                                           January 31,
                                                                                                    2005                2004
                                                                                              ------------------  -----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
       Interest                                                                                         $20,439            $11,134
                                                                                              ==================  =================
       Income taxes                                                                                    $424,708           $105,456
                                                                                              ==================  =================
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
       Issuance of common stock in connection with acquisition of Clayborn                                  $ -           $867,468
                                                                                              ==================  =================

       Conversion of Series C preferred stock to common stock                                               $ -               $179
                                                                                              ==================  =================

       Unpaid earn-out consideration relating to acquisitions                                               $ -         $1,203,016
                                                                                              ==================  =================

       Issuance of notes for property and equipment                                                    $139,033                $ -
                                                                                              ==================  =================

       Reversal of accruals established in purchase accounting                                          $49,790                $ -
                                                                                              ==================  =================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-QSB and do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2004 included in the Company's annual report on Form 10-KSB. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine month periods ended January 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2005. Certain reclassifications have been made to prior period financial statements to conform to the current presentation.

The accompanying unaudited condensed consolidated financial statements include the accounts of WPCS International Incorporated ("WPCS") and its wholly-owned subsidiaries, WPCS Incorporated , Invisinet, Inc. ("Invisinet"), Walker Comm, Inc. ("Walker"), Clayborn Contracting Group, Inc. ("Clayborn") from August 22, 2003 (date of acquisition), Heinz Corporation ("Heinz") from April 2, 2004 (date of acquisition), and Quality Communications & Alarm Company ("Quality") from November 24, 2004 (date of acquisition), collectively the "Company".

The Company is an engineering company that focuses on the implementation requirements of wireless technology and specialty communication systems. The company provides a range of services including site design, product integration, security, structured cabling, construction, project management and technical support.

Effective January 10, 2005, a majority of the Company's shareholders approved a one-for-twelve reverse stock split of the Company's common stock, decreasing the number of issued and outstanding shares of common stock from 45,849,976 shares to 3,820,835 shares. The par value of the common stock was not affected by the reverse stock split and remains at $0.0001 per share. Consequently, the reverse stock split has been reflected retroactively in the accompanying financial statements and notes for all periods presented and all applicable references as to the number of common shares and per share information, stock options, warrants and market prices have been restated to reflect this reverse stock split. In addition, shareholders' equity has been restated for all periods presented for the aggregate par value of the number of common shares that were reclassified to additional paid-in capital as a result of the reverse stock split.

On August 22, 2003, the Company acquired all of the outstanding shares of Clayborn in exchange for an aggregate of 68,871 newly issued shares of the Company's common stock with a fair value of approximately $868,000 and $900,000 cash consideration. An additional $1,100,000 is due by September 30, 2007, payable in quarterly distributions, by payment to the Clayborn shareholders of 50% of the quarterly post-tax profits, as defined, of Clayborn and a final payment of any remaining balance on that date.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

On April 2, 2004, the Company acquired all of the outstanding common stock of Heinz for $1,000,000, as follows: (1) $700,000 of the Company's common stock, based on the closing price of its common stock on March 30, 2004 of $11.76 per share, for an aggregate of 59,524 newly issued shares of the Company's common stock and (2) $300,000 total cash consideration, of which $100,000 was paid at closing and a $200,000 non-interest bearing promissory note. Of the $200,000, $75,000 is payable on the first and second anniversaries of the closing date and $50,000 is payable on the third anniversary of the closing date.

On November 24, 2004, the Company acquired all of the outstanding common stock of Quality for approximately $6,700,000 in cash, subject to adjustment.

NOTE 2 - SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

A summary of selected significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements follows (additional policies are set forth in the Company's annual report on Form 10-KSB):

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Changes in goodwill during the nine months ended January 31, 2005 are as follows:

Beginning balance, May 1, 2004                                   $ 8,681,870

Reversal of accruals established in purchase accounting              (49,790)
Transaction costs                                                      7,249
Heinz acquisition cost adjustments                                  (217,409)
Quality acquisition                                                5,227,874
                                                               ---------------

Ending balance, January 31, 2005                                 $13,649,794
                                                               ===============

Revenue recognition

The Company generates its revenue by providing project engineering and deployment services for wireless infrastructure services and specialty communication systems The Company provides a range of engineering services including, site design, construction, product integration, structured cabling, network security, project management and technical support.

The Company records revenue and profit on these contracts on a percentage-of-completion basis using the cost-to-cost method. Contracts in process are valued at cost plus accrued profits less earned revenues and progress payments on uncompleted contracts. Contracts are generally considered substantially complete when engineering is completed and/or site construction is completed. The Company includes in operations pass-through revenue and costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs, when the Company determines that it is responsible for the engineering specification, procurement and management of such cost components on behalf of the customer.

The Company has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. Cost estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated cost to complete projects, which determines the project's percent complete, must be made and used in connection with the revenue recognized in the accounting period. Current estimates may be revised as additional information becomes available. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated.

Earnings (Loss) Per Share

Earnings (loss) per common share is computed pursuant to SFAS No. 128, "Earnings Per Share" ("EPS"). Basic income (loss) per share is computed as net income
(loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock options, restrictive stock awards, warrants and other convertible securities.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

At January 31, 2005, the Company had 394,024 stock options and 2,509,121 warrants outstanding. At January 31, 2004, the Company had 263,540 stock options and 425,784 warrants outstanding.

For the three months ended January 31, 2005, 369,926 stock options and 2,509,121 warrants were not included in the computation of fully diluted earnings per share, because the stock option and warrant exercise prices exceeded the market price of the common stock and, therefore, the effects would be antidilutive. The assumed conversion of the remaining 24,098 stock options resulted in a 4,059 share increase in weighted average shares for fully diluted earnings per share.

For the nine months ended January 31, 2005, 190,759 stock options and 2,509,121 warrants were not included in the computation of fully diluted earnings per share, because the stock option and warrant exercise prices exceeded the market price of the common stock and, therefore, the effects would be antidilutive. The assumed conversion of the remaining 203,265 stock options resulted in a 43,984 share increase in weighted average shares for fully diluted earnings per share.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. The most significant estimates relate to the calculation of percentage of completion on uncompleted contracts, allowance for doubtful accounts, valuation of inventory, useful life of customer lists, deferred tax valuation allowance and the fair values of the assets and liabilities of purchased businesses. Actual results could differ from those estimates.

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

Clayborn

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
                                                      ===================

Heinz

On April 2, 2004, the Company acquired all of the issued and outstanding common stock of Heinz for $1,000,000, as follows: (1) $700,000 of the Company's common stock, based on the closing price of our common stock on March 30, 2004 of $11.76 per share, for an aggregate of 59,524 newly issued shares of the Company's common stock and (2) $300,000 total cash consideration, of which $100,000 was paid at closing and a $200,000 non-interest bearing promissory note. Of the $200,000, $75,000 is payable on the first and second anniversaries of the closing date and $50,000 is payable on the third anniversary of the closing date. The purchase price includes the present value of the note totaling $182,648, discounted at 5%. The initial current and long-term discounted present value at April 2, 2004 of this note was $71,429 and $111,219, respectively.

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A valuation of certain assets was initially completed, including property and equipment, backlog, list of major customers, and the Company internally determined the fair value of its other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used including the market and cost approaches. The initial purchase price allocation has been adjusted as a result of final valuation during the three months ended January 31, 2005, with fixed assets increasing in value by $24,000, customer lists being valued at $220,000 and backlog being valued at $65,000, resulting in a decrease in goodwill by these combined amounts. Accordingly, a deferred tax liability of $91,000 was recorded since the amortization of customer lists and backlog is not available as a tax deduction to the Company. The aggregate changes resulted in goodwill being decreased to approximately $803,000 as of the acquisition date.

The purchase price allocation, as adjusted, has been determined as follows:

Assets purchased:
    Cash                                                            $8,052
    Accounts receivable                                            603,435
    Costs in excess of billings                                    103,459
    Fixed assets                                                    47,440
    Customer lists                                                 220,000
    Backlog                                                         65,000
    Other assets                                                    71,128
    Goodwill                                                       803,208
                                                      ---------------------
                                                                 1,921,722
                                                      ---------------------
Liabilities assumed:
    Accounts payable                                              (494,503)
    Accrued expenses                                              (130,694)
    Line of credit                                                 (90,000)
    Notes payable                                                  (80,942)
    Billings in excess of cost                                     (29,223)
    Deferred tax liability                                         (91,000)
                                                      ---------------------
                                                                  (916,362)
                                                      ---------------------
Purchase price                                                 $ 1,005,360
                                                      =====================

Quality

On November 24, 2004, the Company acquired all of the outstanding shares of Quality for $6,700,000 in cash, subject to adjustment. Based on the preliminary information currently available, the acquisition resulted in goodwill of approximately $5,228,000. Upon completion of a formal purchase price allocation, there may be a decrease in the amount assigned to goodwill and a corresponding increase in tangible or other intangible assets.

Quality is a Lakewood, New Jersey based provider of specialty communication services. The acquisition of Quality gives the Company additional project engineering expertise for specialty communication opportunities, broadens its customer base especially in the public safety sector and gaming industry, and expands its geographic presence in the Northeastern United States. The financing for this transaction was completed through the issuance of common stock as described in Note 8.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The preliminary purchase price allocation has been determined as follows:

Assets purchased:
    Cash                                             $      163,674
    Accounts receivable                                   2,136,753
    Inventory                                               244,053
    Fixed assets                                            526,346
    Prepaid expenses                                         70,447
    Other assets                                              6,000
    Goodwill                                              5,227,874
                                                    ----------------
                                                          8,375,147
                                                    ----------------
Liabilities assumed:
    Accounts payable                                       (912,736)
    Accrued expenses                                       (271,991)
    Deferred income taxes                                   (21,948)
    Income taxes payable                                        587
    Line of credit borrowings                              (135,129)
    Notes payable                                          (160,578)
                                                    ----------------
                                                         (1,501,795)
                                                    ----------------
Purchase price                                       $    6,873,352
                                                    ================

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The following unaudited pro forma financial information presents the combined results of operations of the Company and Quality as if the acquisition had occurred on May 1, 2004, and the Company, Clayborn, Heinz and Quality, as if the acquisitions had occurred on May 1, 2003, after giving effect to certain adjustments, including the issuance of the Company's common stock to Clayborn and Heinz as part of the purchase price, and the issuance of common stock described in Note 8 to finance the acquisition of Quality. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Clayborn, Heinz, and Quality been a single entity during these periods.

                                                             Three months ended                       Nine months ended
                                                       January 31,           January 31,         January 31,         January 31,
                                                         2005                   2005                2005                2004
                                                    -----------------    ------------------    ----------------    ----------------
Revenue                                                  $12,323,719            $7,414,956         $36,394,749         $24,714,651

Net income (loss)                                            $60,733             ($227,077)           $293,452           ($326,672)

Weighted average number of shares used in
calculation:
       Basic net income (loss) per share                   3,820,835             3,820,835           3,820,835           3,676,214
       Diluted net income (loss) per share                 3,824,894             3,820,835           3,864,819           3,676,214

Pro forma net income (loss) per common share
       Basic                                                   $0.02                ($0.06)              $0.08              ($0.09)
       Diluted                                                 $0.02                ($0.06)              $0.08              ($0.09)

For all acquisitions, customer lists are amortized over a period of five years and backlog is amortized over a period of one year from the date of acquisition. The Company recorded amortization expense related to customer lists and backlog of $85,000 and $27,000 for the three months ended January 31, 2005 and 2004, respectively, and $163,000 and $81,000 for the nine months ended January 31, 2005 and 2004, respectively. Any future goodwill impairments are not deductible for income tax purposes.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following at January 31, 2005:

Costs incurred on uncompleted contracts                      $20,892,557
Estimated contract profit                                      4,678,857
                                                          ---------------
                                                              25,571,414
Less: billings to date                                        24,921,659
                                                          ---------------

                     Net costs in excess                        $649,755
                                                          ===============

Costs and estimated earnings in excess of billings            $2,165,362

Billings in excess of costs and estimated earnings
  on uncompleted contracts                                     1,515,607
                                                          ---------------
                           Net costs in excess                  $649,755
                                                          ===============

NOTE 5 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of Walker, the Company assumed a ten-year lease with trusts, of which certain officers of the Company are the trustees, for a building and land located in Fairfield, California, which is occupied by its Walker subsidiary. For the nine months ended January 31, 2005, $66,000 was paid as rent for this lease.

In connection with the acquisition of Clayborn, an additional $1,100,000 is due by September 30, 2007, payable in quarterly distributions to the Clayborn shareholders, by payment of 50% of the quarterly post tax profits, as defined, of Clayborn and the payment of the remainder on that date.

NOTE 6 - LINE OF CREDIT

Walker maintains a revolving line of credit facility with a commercial bank, with a borrowing limit up to 70% of eligible Walker accounts receivable. As of January 31, 2005, the borrowing base was $700,000 and the outstanding balance was approximately $353,000. Effective August 30, 2004, the amount available to Walker was decreased from $1,200,000 to $700,000 to support a $500,000 letter of credit issued in favor of Walker's surety bonding company. In August 2004, Walker was awarded a contract of approximately $5,000,000, which required performance and payment bonds. In order to provide the bonds, the surety bonding company required a letter of credit for 10% of the total contract award. The line of credit is collateralized by all of Walker's accounts receivable, inventory and equipment and bears interest at the Wall Street Journal Prime Index Rate plus 1.5% (6.75% as of January 31, 2005). In addition, the Company and certain executive officers of the Company have personally guaranteed this line of credit facility. This line is subject to annual renewal and matures on July 30, 2005. Accrued interest is payable monthly.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 7 - STOCK OPTION PLAN

The Company established a nonqualified stock option plan pursuant to which options to acquire a maximum of 5,000,000 shares of the Company's common stock were reserved for grant (the "2002 Plan"). Under the terms of the 2002 Plan, the options, which expire one to five years after grant, are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. At January 31, 2005, there were 4,605,976 shares available for grant under the 2002 Plan.

The Company applies the intrinsic value method in accounting for its stock-based compensation plan. Had the Company measured compensation under the fair value based method for stock options granted and amortized the cost over the related vesting period, the Company's net loss attributable to common shareholders and net loss per share attributable to common shareholders would have been as follows:

                                                                    Three months ended                 Nine months ended
                                                                       January 31,                        January 31,
                                                                  2005            2004               2005            2004
                                                               ----------      ----------         ----------       ----------
Net income (loss), as reported                                  $102,663       ($322,591)          $210,321       ($434,327)

Deduct: total stock-based employee compensation
 expense determined under fair value based method for all
 awards, net of tax
                                                                 (35,866)        (51,653)          (394,346)       (202,413)
                                                               ----------      ----------         ----------      ----------
Net income (loss), Pro forma                                     $66,797       ($374,244)         ($184,025)      ($636,740)
                                                               ==========      ==========         ==========      ==========
Basic net income (loss) per share
     As reported                                                   $0.03          ($0.19)             $0.09          ($0.30)
     Pro forma                                                     $0.02          ($0.22)            ($0.08)         ($0.43)

Diluted net income (loss) per share
     As reported                                                   $0.03          ($0.19)             $0.09          ($0.30)
     Pro forma                                                     $0.02          ($0.22)            ($0.08)         ($0.43)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes Option pricing model with the following assumptions. For the nine months ended January 31, 2005, risk-free interest rate range of 3.51% to 3.64%, dividend yield of 0%, expected life of 5 years and volatility range 42.1% to 44.9% were used. For the nine months ended January 31, 2004, risk-free interest rate range of 2.1% to 3.6%, dividend yield of 0%, expected life of 5 years and volatility range 71.0% to 73.2% were used.

As a result of amendments to SFAS 123, "Accounting for Stock-Based Compensation", the Company will be required to expense the fair value of employee stock options beginning with its fiscal quarter ending April 30, 2006.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 8 - SHAREHOLDERS' EQUITY

On November 16, 2004, the Company sold an aggregate of $10,000,000 of the Company's common stock and common stock purchase warrants to eight investors. The Company sold an aggregate of 2,083,337 shares of common stock and 2,083,337 of warrants to the investors. The common stock and the warrants were issued in a private placement transaction pursuant to Section 4(2) under the Securities Act of 1933. Pursuant to the terms of sale, the Company filed a resale registration statement on December 30, 2004 covering the common stock and the common stock issuable upon exercise of the warrants, which was declared effective by the SEC on January 18, 2005.

Each warrant is exercisable for a period of five years at a price of $8.40 per share, subject to certain adjustments. The exercise price of the warrants is subject to adjustment for subsequent lower price issuances by the Company, as well as customary adjustment provisions for stock splits, combinations, dividends and the like. The warrants are callable by the Company, upon 30 days notice, should the common stock trade at or above $25.20 per share for 25 out of 30 consecutive trading days. A maximum of 20% of the warrants may be called in any three-month period.

The Company paid the placement agent of the offering a cash fee of $650,000 or 6.5% of the proceeds of the offering. In addition, the placement agent received warrants to purchase 62,500 shares of common stock, exercisable for a period of five years at an exercise price of $4.80 per share. The Company also paid a finders' fee of $100,000 to another third party in connection with the offering and incurred other related costs of $112,095. Accordingly, the Company received net proceeds of $9,137,905 from the offering.

In connection with the sale of the common stock and warrants, the Company effectuated a one-for-twelve reverse stock split of its outstanding common stock on January 10, 2005. The Company also agreed to seek listing of its equity on the Nasdaq SmallCap Stock Market.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 9 - SEGMENT REPORTING

The Company's reportable segments are determined and reviewed by management based upon the nature of the services, the external customers and customer industries and the sales and distribution methods used to market the services. The Company has two reportable segments: wireless infrastructure services and specialty communication systems. Management evaluates performance based upon income (loss) before income taxes. Corporate includes corporate salaries and external professional fees, such as accounting, legal and investor relations costs which are not allocated to the other segments. Corporate assets include cash, prepaid expenses, fixed assets and deferred tax assets.


Segment results as of and for the three and nine months ended January 31, 2005 and 2004 are as follows:


                         Three Months Ended January 31, 2005                         Three Months Ended January 31, 2004
                               Wireless       Specialty                                    Wireless       Specialty
                Corporate    Infrastructure   Communication     Total        Corporate   Infrastructure  Communication      Total
                ---------    --------------   -------------   ----------    ----------   --------------  -------------    ----------
Revenue                 -       $1,558,958     $9,882,019    $11,440,977             -       $754,477     $3,797,823     $4,552,300

Income (loss)
before income
taxes           ($237,496)         $39,149       $390,851       $192,504     ($201,467)      ($68,318)     ($139,606)     ($409,391)



                 As of and for the Nine Months Ended January 31, 2005        As of and for the Nine Months Ended January 31, 2004
                               Wireless       Specialty                                    Wireless       Specialty
                Corporate    Infrastructure   Communication     Total       Corporate    Infrastructure  Communication      Total
                ---------    --------------   -------------   ----------    ----------   --------------  -------------    ----------
Revenue                 -       $6,766,465    $22,248,931    $29,015,396             -     $2,477,117    $11,397,499    $13,874,616

Income (loss)
before income
taxes           ($912,657)        $856,804       $427,910       $372,057     ($777,028)       $11,442       $335,459      ($430,127)

Goodwill                -       $2,435,752    $11,214,042    $13,649,794             -     $1,632,544     $6,335,049     $7,967,593

Total assets   $2,687,680       $5,490,960    $22,619,228    $30,797,868      $348,873     $2,781,569    $11,991,946    $15,122,388


                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, expected market demand for the Company's services, fluctuations in pricing for materials, and competition.

Overview

WPCS International Incorporated is an engineering company that focuses on the implementation requirements of wireless technology and specialty communication systems. The company provides a range of services including, site design, product integration, security, structured cabling, construction and project management.

As a result of the acquisitions of Invisinet, Inc. on November 13, 2002 and Walker Comm, Inc. on December 31, 2002, we experienced significant growth in our overall business and commenced operations in two segments, specialty communication systems and wireless infrastructure services. With the acquisitions of Clayborn Contracting Group, Inc. and Heinz Corporation in fiscal 2004 and Quality Communications & Alarm Company in fiscal 2005, we experienced additional growth in each of these segments.

Results of Operations

Management currently considers the following events, trends and uncertainties to be important to understand its results of operations and financial condition:

     o For the three months ended January 31, 2005, revenue was approximately $11.4 million compared to $4.6 million for the same period a year ago. The increase in revenue for the three months was attributable to organic growth expansion of customer base and new contract awards of approximately $3.3 million and strategic acquisitions of approximately $3.5 million. For the nine months ended January 31, 2005, revenue was approximately $29.0 million compared to $13.9 million for the same period a year ago. The increase in revenue for the nine months was attributed to organic growth of approximately $7.5 million and strategic acquisitions of approximately $7.6 million.

     o The Company operates in two segments, specialty communication systems and wireless infrastructure services. With the acquisition of Clayborn in the second quarter of fiscal 2004 and Quality in the third quarter of fiscal 2005, we experienced additional expansion of the specialty communication segment. With the acquisition of Heinz in the fourth quarter of fiscal 2004, we experienced additional expansion of the wireless infrastructure segment.

     o For the three months ended January 31, 2005, the specialty communication segment represents approximately 86% of total revenue, and wireless infrastructure services represent approximately 14% of total revenue. For the nine months ended January 31, 2005, the

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          specialty communication segment represents approximately 77% of total revenue, and wireless infrastructure services represent approximately 23% of total revenue.

     o Our primary goal is to focus on organic growth. We will also consider strategic acquisitions of companies familiar with wireless infrastructure and specialty communication systems. The goal for any future acquisition will be to expand the product and service offerings, to strengthen our project services capabilities, expand our customer base and add accretive revenue and earnings.

     o As of January 31, 2005, our backlog is approximately $17.4 million. Our backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts or purchase orders. We expect this backlog to be fully recognized as revenue within the next eight months.

     o Our selling, general and administrative expenses decreased as a percentage of revenue for the three and nine months ended January 31, 2005, as compared to the same period in the prior year.

THREE MONTHS ENDED JANUARY 31, 2005

Consolidated results for the three months ended January 31, 2005 and 2004 are as follows.

                                                                            Three Months Ended
                                                                                 January 31,
                                                                      2005                       2004
                                                               -----------------            --------------
REVENUE                                                             $11,440,977    100%        $4,552,300    100%
                                                               -----------------            --------------

COSTS AND EXPENSES:
Cost of revenue                                                       8,547,327     75%         3,444,374     76%
Selling, general and administrative expenses                          2,511,539     22%         1,416,104     31%
Depreciation and amortization                                           183,745      1%            99,999      2%
                                                               -----------------           ---------------

Total costs and expenses                                             11,242,611     98%         4,960,477    109%
                                                               -----------------            --------------

OPERATING INCOME (LOSS)                                                 198,366      2%          (408,177)    -9%

OTHER EXPENSE:

Interest expense                                                          5,862      0%             1,214      0%
                                                               -----------------           ---------------

INCOME (LOSS) BEFORE INCOME TAX (PROVISION) BENEFIT                     192,504      2%          (409,391)    -9%


Income tax (provision) benefit                                          (89,841)    -1%            86,800      2%
                                                              ------------------            --------------

NET INCOME (LOSS)                                                      $102,663      1%         ($322,591)    -7%
                                                              ==================            ==============

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

We generate our revenue by providing project engineering and deployment services for wireless infrastructure services and specialty communication systems. We provide a range of engineering services including site design, construction, product integration, structured cabling, network security, project management and technical support.

Revenue for the three months ended January 31, 2005 was approximately $11,441,000, as compared to $4,552,000 for the three months ended January 31, 2004. The increase in revenue for the three months was attributable to organic growth expansion of customer base and new contract awards of approximately $3.3 million from Walker and Clayborn, and approximately $3.5 million from the acquisitions of Heinz and Quality.

Total revenue from the specialty communication segment for the three months ended January 31, 2005 and 2004 was approximately $9,882,000 or 86.4% and $3,798,000 or 83.4% of total revenue, respectively. Wireless infrastructure segment revenue for the three months ended January 31, 2005 and 2004 was approximately $1,559,000 or 13.6% and $754,000 or 16.6% of total revenue, respectively.

Cost of Revenue

For the specialty communication segment, cost of revenue consists of direct costs on contracts, including materials, direct labor, subcontractor costs and other overhead costs. In the case of the wireless infrastructure segment, cost of revenue consists of component material costs, direct labor costs and costs incurred for third party subcontractor services. Our cost of revenue was approximately $8,547,000 or 74.7% of revenue for the three months ended January 31, 2005, compared to $3,444,000 or 75.7% for the same period of the prior year. The dollar increase in our total cost of revenue is due to the corresponding increase in revenue as a result of organic growth in revenue from Walker and Clayborn, and the acquisitions of Heinz and Quality. The decrease in cost of revenue as a percent of revenue is due to the revenue mix attributable to the recent acquisitions of Heinz and Quality, partially offset by an increase in actual costs or estimated costs which may be incurred on certain contracts that were recognized in the third quarter of 2005.

The specialty communication segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended January 31, 2005 and 2004 was approximately $7,310,000 and 74.0% and $2,772,000 and 73.0%, respectively. The increase in cost of revenue as a percent of revenue is due to actual costs incurred or estimated costs which may be incurred on certain contracts that were recognized in the third quarter of 2005, partially offset by lower cost of revenue on revenue attributable to the Quality acquisition.

Wireless infrastructure segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended January 31, 2005 and 2004 was approximately $1,237,000 and 79.3% and $672,000 and 89.1%, respectively. The decrease in cost of revenue as a percentage of revenue is due to the revenue mix attributable to the recent acquisition of Heinz.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Selling, general and administrative expenses

For the three months ended January 31, 2005, total selling, general and administrative expenses were $2,512,000, or 22.0% of total revenue compared to $1,416,000 or 31.1% of revenue for the same period in the prior year. The percentage decrease is due to the management of our cost structure as we leverage incremental revenue dollars in fiscal 2005. Included in selling, general and administrative expenses for the three months ended January 31, 2005 are $943,000 for salaries, commissions, and payroll taxes. The increase in salaries and payroll taxes compared to the same period in the prior year is due to the increase in headcount as a result of the acquisitions of Heinz and Quality. In addition, Walker employs union employees for whom it incurred $671,000 in union benefits during the quarter. Professional fees were $100,000, which include accounting, legal and investor relation fees. Insurance costs were $370,000 and rent for office facilities was $96,000. Other selling, general and administrative expenses totaled $332,000. For the three months ended January 31, 2005, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were $2,046,000 and $235,000, respectively.

For the three months ended January 31, 2004, selling, general and administrative expenses were $1,416,000 or 31.1% of revenue. Included in the selling, general and administrative expenses were $586,000 for salaries, commissions and payroll taxes, $47,000 in professional fees, $295,000 in union benefits, insurance costs of $199,000. Rent for our office facilities amounted to $66,000. Other selling, general and administrative expenses totaled $223,000. For the three months ended January 31, 2004, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were $1,075,000 and $130,000, respectively.

Depreciation and amortization

For the three months ended January 31, 2005 and 2004, depreciation was approximately $88,000 and $73,000, respectively. The increase in depreciation is due to the acquisition of fixed assets from acquiring Heinz and Quality. The amortization of customer lists and backlog for the three months ended January 31, 2005 was $96,000 as compared to $27,000 for the same period of the prior year. The increase in amortization is due to the acquisition of customer lists from Clayborn and Heinz and backlog from Heinz. All customer lists are amortized over a period of five years from the date of their acquisition. Backlog is amortized over a period of one year from the date of acquisition.

Net income (loss)

Net income was approximately $103,000 for the three months ended January 31, 2005. Net income is net of federal and state income tax expense of approximately $90,000. The variation in effective tax rates between periods is primarily due to the Heinz acquisition and certain book-to-tax permanent differences.

We incurred a net loss of approximately $323,000 for the three months ended January 31, 2004.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NINE MONTHS ENDED JANUARY 31, 2005
Consolidated results for the nine months ended January 31, 2005 and 2004 are as follows.

                                                                            Nine Months Ended
                                                                               January 31,
                                                                      2005                      2004
                                                                 ---------------            --------------
REVENUE                                                             $29,015,396    100%       $13,874,616    100%
                                                                 ---------------            --------------

COSTS AND EXPENSES:
       Cost of revenue                                               21,881,729     75%        10,084,508     73%
       Selling, general and administrative expenses                   6,312,547     22%         3,956,611     28%
       Depreciation and amortization                                    430,438      2%           254,214      2%
                                                                 ---------------            --------------

          Total costs and expenses                                   28,624,714     99%        14,295,333    103%
                                                                 ---------------            --------------

OPERATING INCOME (LOSS)                                                 390,682      1%          (420,717)    -3%

OTHER EXPENSE:
       Interest expense                                                  18,625      0%             9,410      0%
                                                                 ---------------            --------------

INCOME (LOSS) BEFORE INCOME TAX (PROVISION) BENEFIT                     372,057      1%          (430,127)    -3%


Income tax provision                                                   (161,736)     0%            (4,200)     0%
                                                                 ---------------            --------------

NET INCOME (LOSS)                                                      $210,321      1%         ($434,327)    -3%
                                                                 ===============            ==============

Revenue

Revenue for the nine months ended January 31, 2005 was approximately $29,015,000, as compared to $13,875,000 for the nine months ended January 31, 2004. The increase in revenue for the nine months was attributable to organic growth expansion of customer base and new contract awards of approximately $7.5 million from Walker, Invisinet and Clayborn, and approximately $7.6 million from the acquisitions of Clayborn, Heinz and Quality.

Total revenue from the specialty communication segment for the nine months ended January 31, 2005 and 2004 was approximately $22,249,000 or 76.7% and $11,398,000 or 82.1% of total revenue, respectively. Wireless infrastructure segment revenue for the nine months ended January 31, 2005 and 2004 was approximately $6,766,000 or 23.3% and $2,477,000 or 17.9% of total revenue, respectively.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cost of Revenue

Our cost of revenue was approximately $21,882,000 or 75.4% of revenue for the nine months ended January 31, 2005, compared to $10,085,000 or 72.7% for the same period in the prior year. The dollar increase in our total cost of revenue is due to the corresponding increase in revenue during the nine months ended January 31, 2005 as a result of the acquisitions of Clayborn, Heinz and Quality, internal growth in revenue from Walker, Invisinet and Clayborn and an increase in actual costs or estimated costs which may be incurred on certain contracts that were recognized during the period. The increase in cost of revenue as a percentage of revenue is due primarily to an increase in the actual costs incurred or estimated costs which may be incurred on certain contracts, offset by the revenue mix attributable to the recent acquisitions of Heinz and Quality.

The specialty communication segment cost of revenue and cost of revenue as a percentage of revenue for the nine months ended January 31, 2005 and 2004 was approximately $16,820,000 and 75.6% and $8,091,000 and 71.0%, respectively. As discussed above, the increase in cost of revenue as a percentage of revenue is due to an increase in the actual costs incurred or estimated costs which may be incurred on certain contracts recognized during the period, partially offset by lower cost of revenue on revenues attributable to the Quality acquisition.

Wireless infrastructure segment cost of revenue and cost of revenue as a percentage of revenue for the nine months ended January 31, 2005 and 2004 was approximately $5,062,000 and 74.8% and $1,994,000 and 80.5%, respectively. The decrease in cost of revenue as a percentage of revenue is due to the revenue mix attributable to internal growth and the recent acquisition of Heinz.

Selling, general and administrative expenses

For the nine months ended January 31, 2005, total selling, general and administrative expenses were $6,313,000, or 21.8% of total revenue compared to $3,957,000 or 28.5% of revenue for the same period in the prior year. The percentage decrease is due to the management of our cost structure as we leverage incremental revenue dollars in fiscal 2005. Included in selling, general and administrative expenses for the nine months ended January 31, 2005 are $2,346,000 for salaries, commissions, and payroll taxes. The increase in salaries and payroll taxes compared to the same period in the prior year is due to the increase in headcount as a result of the acquisitions of Clayborn, Heinz and Quality. In addition, Walker employs union employees for whom it incurred $1,561,000 in union benefits. Professional fees were $422,000, which include accounting, legal and investor relation fees. Insurance costs were $861,000 and rent for office facilities was $253,000. Other selling, general and administrative expenses totaled $870,000. For the nine months ended January 31, 2005, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were $4,655,000 and $759,000, respectively.

For the nine months ended January 31, 2004, selling, general and administrative expenses were $3,957,000 or 28.5% of revenue. Included in the selling, general and administrative expenses was $1,464,000 for salaries, commissions and payroll taxes, $451,000 in professional fees, $840,000 in union benefits, and insurance costs of $487,000. Rent for our office facilities amounted to $180,000. Other selling, general and administrative expenses totaled $535,000. For the nine

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


months ended January 31, 2004, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were $2,723,000 and $432,000, respectively.

Depreciation and amortization

For the nine months ended January 31, 2005 and 2004, depreciation was approximately $256,000 and $173,000, respectively. The increase in depreciation is due to the acquisition of fixed assets from acquiring Clayborn, Heinz, and Quality. The amortization of customer lists and backlog for the nine months ended January 31, 2005 was $174,000 as compared to $81,000 for the same period of the prior year. The increase in amortization is due to the acquisition of customer lists from Clayborn and Heinz, and backlog from Heinz. All customer lists are amortized over a period of five years from the date of their acquisition. Backlog is amortized over a period of one year from the date of acquisition.

Net income (loss)

Net income was approximately $210,000 for the nine months ended January 31, 2005. Net income is net of federal and state income tax expense of approximately $162,000. The variation in effective tax rates between periods is primarily due to the Clayborn and Heinz acquisitions and certain book-to-tax permanent differences.

We incurred a net loss of approximately $434,000 for the nine months ended January 31, 2004.

Liquidity and capital resources

At January 31, 2005, we had working capital of $6,179,000, which consisted of current assets of approximately $14,637,000 and current liabilities of $8,458,000.

Operating activities used $1,454,000 in cash during the nine months ended January 31, 2005. This was mainly comprised of $210,000 of net income plus $403,000 in net non-cash charges, a $946,000 increase in accounts receivable, $104,000 decrease in income taxes payable, a $42,000 increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $447,000 increase in inventory, $133,000 increase in accounts payable and accrued expenses, $647,000 decrease in billings in excess of costs and estimated earnings on uncompleted contracts payable and a $14,000 net increase in other assets.

Our investing activities utilized $6,974,000 in cash during the nine months ended January 31, 2005, which consisted of $151,000 paid for property and equipment, $6,710,000 for the acquisition of Quality, net of cash acquired of $164,000, and $113,000 of acquisition earn-out payments and other acquisition transaction costs.

Our financing activities provided cash of $8,738,000 during the nine months ended January 31, 2005. Financing activities included net proceeds from the issuance of common stock of $9,138,000, repayments on lines of credit of $333,000, and repayments of equipment loans and capital lease obligations of approximately $67,000.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Our capital requirements depend on numerous factors, including the market for our services, the resources we devote to developing, marketing, selling and supporting our business, the timing and extent of establishing additional markets and other factors. Walker maintains a revolving line of credit facility with a commercial bank with a borrowing limit up to 70% of eligible Walker accounts receivable. As of January 31, 2005, the borrowing base was $700,000 and the outstanding balance was approximately $353,000. Effective August 30, 2004, the amount available to Walker was decreased from $1,200,000 to $700,000 to support a $500,000 letter of credit issued in favor of Walker's surety bonding company. In August 2004, Walker was awarded a contract of approximately $5,000,000, which required performance and payment bonds. In order to provide the bonds, the surety bonding company required a letter of credit for 10% of the total contract award. The line of credit is collateralized by all of Walker's accounts receivable, inventory and equipment, and bears interest at the Wall Street Journal Prime Index Rate plus 1.5% (6.75% as of January 31, 2005). In addition, the Company and certain executive officers of ours have personally guaranteed this line of credit facility. This line is subject to annual renewal and matures on July 30, 2005.

On November 16, 2004, we sold an aggregate of $10,000,000 of the Company's common stock and common stock purchase warrants to eight investors. We sold an aggregate of 2,083,337 shares of common stock and 2,083,337 of warrants to the investors. The common stock and the warrants were issued in a private placement transaction pursuant to Section 4(2) under the Securities Act of 1933. Pursuant to the terms of sale, the Company filed a resale registration statement on December 30, 2004 covering the common stock and the common stock issuable upon exercise of the warrants, which was declared effective by the SEC on January 18, 2005.

Each warrant is exercisable for a period of five years at a price of $8.40 per share, subject to certain adjustments. The exercise price of the warrants is subject to adjustment for subsequent lower price issuances by the Company, as well as customary adjustment provisions for stock splits, combinations, dividends and the like. The warrants are callable by the Company, upon 30 days notice, should the common stock trade at or above $25.20 per share for 25 out of 30 consecutive trading days. A maximum of 20% of the warrants may be called in any three-month period.

In connection with sale of the common stock and warrants, the Company effectuated a one-for-twelve reverse split of its outstanding common stock on January 10, 2005. The Company also agreed to seek listing of its equity on the Nasdaq SmallCap Stock Market.

On November 24, 2004, the Company completed the acquisition of Quality Communications & Alarm Company, Inc. of Lakewood, New Jersey, for $6.7 million in cash, subject to adjustment. Upon completion of a formal purchase price allocation, the amounts assigned to tangible assets, other intangible assets and goodwill will be determined. The acquisition of Quality gives the Company additional project engineering expertise for wireless infrastructure service opportunities, broadens its customer base especially in the public safety sector and gaming industry, and expands its geographic presence in the Northeastern United States. The financing for this transaction was completed through the issuance of the common stock as described above.

At January 31, 2005, we had cash and cash equivalents of $2,295,000, working capital of approximately $6,179,000 and revolving lines of credit available of $347,000. With the additional capital resources raised from the issuance of the

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


common stock, and internally available funds, we believe that we have sufficient capital to meet our needs through January 31, 2006. Our future operating results may be affected by a number of factors including our success in bidding on future contracts and our continued ability to manage controllable costs effectively. To the extent we grow by future acquisitions that involve consideration other than stock, our cash requirements may increase. We also anticipate obtaining a debt facility for the Company prior to January 31, 2006, to assist with working capital needs as the business and customer base expands.

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

The accounting policies identified as critical are as follows:

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. The most significant estimates relate to estimation of percentage of completion on uncompleted contracts, valuation of inventory, allowance for doubtful accounts, estimated life of customer lists, deferred tax valuation allowance and the fair values of the assets and liabilities of purchased businesses. Actual results could differ from those estimates.

Goodwill and other Long-lived Assets

We assess the impairment of long-lived assets with definite lives whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. Our long-lived assets subject to this evaluation include property and equipment and amortizable intangible assets. We assess the impairment of goodwill annually in our fourth fiscal quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our impairment review for goodwill is based on comparing the fair value of the related reporting unit to its carrying value. If the carrying value exceeds the fair value of the reporting unit, we then make additional tests based on estimated discounted cash flows. The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenue and costs for those business units. Our estimates are consistent with the plans and estimates that we are using to manage the underlying businesses. If we fail to deliver products and services for these business units, or market conditions for these businesses fail to improve, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our financial position and results of operations.

Revenue recognition

We generate our revenue by providing project engineering and deployment services for wireless infrastructure services and specialty communication systems. We provide a range of engineering services including site design, construction, product integration, structured cabling, network security, project management and technical support.

We record revenue and profit on these contracts on a percentage-of-completion basis on the cost-to-cost method. Contracts in process are valued at cost plus accrued profits less earned revenues and progress payments on uncompleted contracts. Contracts are generally considered substantially complete when engineering is completed and/or site construction is completed. We include in operations pass-through revenue and costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs, when we determine that we are responsible for the engineering specification, procurement and management of such cost components on behalf of the customer.

We have numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. Cost estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated cost to complete projects, which determines the project's percent complete, must be made and used in connection with the revenue recognized in the accounting period. Current estimates may be revised as additional information becomes available. If estimates of costs to complete long-term contracts indicate a loss, a provision is made currently for the total loss anticipated.

Recently issued accounting pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. The adoption of this statement did not have a material impact on our consolidated financial position and results of operations.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), "Share-Based Payment", which amends FASB Statement No. 123 and will be effective for public companies that are small business issuers for interim or annual periods beginning after December 15, 2005. The new standard will require us to expense employee stock options and other share-based payments. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our financial position and results of operations.

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                         ITEM 3. CONTROLS AND PROCEDURES


a) Evaluation of Disclosure Controls and Procedures. As of January 31, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934 except as explained below.


In connection with its review of the Company's financial statements for the three and nine months ended January 31, 2005 included in this quarterly report on Form 10-QSB for the three months ended January 31, 2005, J.H. Cohn LLP, the Company's independent registered public accounting firm ("J.H. Cohn") brought to the attention of the Company's management and Audit Committee that the Company had initially understated its provision for income taxes by improperly reversing deferred tax liabilities arising from an acquisition. The Company subsequently adopted additional procedures to address this deficiency.


b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially effect, the Company's internal control over financial reporting.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 1   LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 16, 2004, we sold an aggregate of $10,000,000 of the Company's common stock and common stock purchase warrants to eight investors. We sold an aggregate of 2,083,337 shares of common stock and 2,083,337 warrants to the investors. The common stock and the warrants were issued in a private placement transaction pursuant to Section 4(2) under the Securities Act of 1933. Pursuant to the terms of sale, the Company filed a resale registration statement on December 30, 2004 covering the common stock and the common stock issuable upon exercise of the warrants, which was declared effective by the SEC on January 18, 2005.

Each warrant is exercisable for a period of five years at a price of $8.40 per share, subject to certain adjustments. The exercise price of the warrants is subject to adjustment for subsequent lower price issuances by the Company, as well as customary adjustment provisions for stock splits, combinations, dividends and the like. At any time after the registration statement is effective, the warrants are callable by the Company, upon 30 days notice, should the common stock trade at or above $25.20 for 25 out of 30 consecutive trading days. A maximum of 20% of the warrants may be called in any three-month period.

Approximately $6.9 million of the net proceeds were used for the acquisition of Quality Communications & Alarm Company, Inc. and related costs. The balance of the net proceeds will be used for working capital.

The following table provides information about purchases by us and our affiliated purchasers during the quarter ended January 31, 2005 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                           PART II - OTHER INFORMATION




                                                 ISSUER PURCHASES OF EQUITY SECURITIES
                                                                   (c)
                                                          Total Number of Shares                   (d)
                          (a)                (b)         (or Units) Purchased as     Maximum Number (or Approximate
                    Total Number of     Average Price        Part of Publicly          Dollar Value) of Shares (or
                   Shares (or Units)   Paid per Share      Announced Plans or       Units) that May Yet Be Purchased
     Period            Purchased)         (or Unit)            Programs (1)          Under the Plans or Programs (1)
-----------------  ----------------    --------------     ----------------------    --------------------------------
11/01/04-11/30/04          0                 $0                     0                               0
12/01/04-12/31/04          0                 $0                     0                               0
1/01/05- 1/31/05           0                 $0                     0                               0


(1) We have not entered into any plans or programs under which we may repurchase its common stock.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 12, 2004, a majority of the shareholders of the Company approved the reverse stock split on a one-for twelve basis, the outstanding common stock of the Company.

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




                                            WPCS INTERNATIONAL INCORPORATED

Date:  March 17, 2005                       By: /s/ JOSEPH HEATER
                                                -----------------
                                            Joseph Heater
                                            Chief Financial Officer