Form 10KSB
period 2005-04-30
WPCS INTERNATIONAL INC
filed 2005-07-29
CIK 1086745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the Fiscal Year Ended April 30, 2005

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

                             One East Uwchlan Avenue
                                    Suite 301
                            Exton, Pennsylvania 19341
                    (Address of principal executive offices)

                                 (610) 903-0400
              (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report) 140 South Village Avenue Suite 20 Exton, Pennsylvania 19341

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

          3,821,385 shares issued and outstanding as of July 7, 2005.

                                    PART I

ITEM 1. -  DESCRIPTION OF BUSINESS

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

Description of the Business

Overview

WPCS International Incorporated is an engineering company that focuses on the implementation requirements of wireless technology and specialty communication systems. We provide a range of services including site design, product integration, security, structured cabling, construction and project management. These projects may require the integration of multiple communication components and engineering services in order to complete the customer's requirements for the deployment of a wireless or specialty communication system. We have an extensive customer base that includes many major corporations, government entities and educational institutions in two segments.

On May 17, 2002, pursuant to an agreement and plan of merger, Phoenix Star Ventures Inc., a publicly held Delaware corporation, through its wholly owned subsidiary WPCS Acquisition Corp., acquired WPCS Holdings Inc., a Delaware corporation by issuing shares of its common stock to shareholders of WPCS Holdings, Inc. in exchange of all the outstanding shares of WPCS Holdings, Inc. Concurrently with the acquisition, Phoenix Star Ventures Inc. changed its name to WPCS International Incorporated.

Historically, we have grown by acquisition and have integrated five acquisitions to-date. As a result of the acquisitions of Invisinet, Inc. on November 13, 2002 and Walker Comm, Inc. on December 30, 2002, we experienced significant growth in our overall business and commenced operations in two segments, specialty communication systems and wireless infrastructure services. With the acquisition of Clayborn Contracting Group, Inc. on August 22, 2003 and Quality Communications & Alarm Company on November 24, 2004, we experienced additional expansion of the specialty communication segment. With the acquisition of Heinz on April 2, 2004, we experienced additional expansion of the wireless infrastructure segment.

Fiscal 2005 Developments

Financing
---------

On November 16, 2004, we sold an aggregate of 2,083,887 shares of common stock and 2,083,887 common stock purchase warrants to eight investors for $10,000,000. The common stock and warrants were issued in a private placement transaction pursuant to Section 4(2) under the Securities Act of 1933. Pursuant to the terms of sale, we filed a resale registration statement on December 30, 2004 covering the common stock and the common stock issuable upon exercise of the warrants, which was declared effective by the Securities and Exchange Commission on January 18, 2005.

Each warrant is exercisable for a period of five years at a price of $8.40 per share, subject to certain adjustments. The exercise price of the warrants is subject to adjustment for subsequent lower price issuances by us, as well as customary adjustment provisions for stock splits, combinations, dividends and the like. The warrants are callable by us, upon 30 days notice, should the common stock trade at or above $25.20 for 25 out of 30 consecutive trading days. A maximum of 20% of the warrants may be called in any three-month period.

Acquisitions
------------

On November 24, 2004, we acquired Quality Communications & Alarm Company, Inc. ("Quality"), a New Jersey corporation, for aggregate consideration of approximately $7,400,000 in cash, net of acquisition transaction costs. The acquisition of Quality gives us additional project engineering expertise for specialty communication opportunities, broadens our customer base especially in the public safety and gaming sector, and expands our geographic presence in the Northeastern United States. The financing for this transaction was completed through the issuance of the common stock described above.

Reverse Stock Split
-------------------

Effective January 10, 2005, a majority of our shareholders approved a one-for-twelve reverse stock split of the Company's common stock, decreasing the number of issued and outstanding shares of common stock from 45,849,976 shares to 3,821,385 shares. The par value of the common stock was not affected by the reverse stock split and remains at $0.0001 per share. Consequently, the reverse stock split has been reflected retroactively in the accompanying annual report on Form 10-KSB, financial statements and notes for all periods presented and all applicable references as to the number of common shares and per share information, stock options, warrants and market prices have been restated to reflect this reverse stock split.

Exchange Listing
----------------

Effective March 28, 2005, we began trading on the Nasdaq SmallCap Stock Market. Our common stock is traded under the symbol "WPCS."

Our Business

We generate our revenue by providing engineering services that focus on wireless technology and specialty communication systems. We have two reportable segments, specialty communication systems and wireless infrastructure services.

Specialty Communication Systems

WPCS is a complete project engineering company with design and build capabilities. We have certified engineers and project managers that are capable of providing services that take advantage of today's technology while looking forward to tomorrow's emerging technologies. We have designed and implemented unique specialty communication systems for public safety, healthcare, homeland security, hospitality services and gaming applications that have improved not only communication capability, but also the customer's productivity. WPCS maintains a union and non-union workforce that is trained and certified in OSHA safety parameters and all regulations pertaining to communications deployment. We are also equipped to offer the following standard services: wireless distribution systems, RCDD design, network integration, video security, fiber optic cabling, telecommunication systems, audio/visual systems, construction and trenching.

Wireless Infrastructure Services

Wireless infrastructure services include the internal and external design and installation of a wireless solution to support data, voice or video transmission between two or more points without the utilization of landline infrastructure. Wireless infrastructure services includes radio frequency engineering, site survey and design to determine terrain status and where mounting and alignment will occur and spectrum analysis to study the performance of licensed and unlicensed frequencies for a specific area. Also, we mount and align equipment and integrate the products into one system, and finally test, document and support the installation. We also provide network security, training and technical support.

Sales and Marketing and Internal Growth

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

Customers

We provide specialty communication systems and wireless infrastructure services to many major corporations, government entities and educational institutions. We had revenue to one customer totaling $4.4 million, which comprised 11.1% of our total revenue. At April 30, 2005, we had a backlog of unfilled orders believed to be firm of approximately $14.6 million, representing the uncompleted portion of services to be performed under job-specific contracts or purchase orders. We expect these projects to be completed and the backlog fully converted to revenue within the next eight months.

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

We believe that our principal competitive advantage is the ability to integrate multiple component products and services across the vast majority of wireless infrastructure services and specialty communication systems. We have a trained and certified staff, our local presence combined with the ability to provide national coverage, and a strong customer base. We use proven methodologies to rapidly design, install, integrate and manage communications deployments.

Acquisition Strategy

In the future, our primary goal is to focus on organic growth opportunities. We will also consider strategic acquisitions of companies familiar with specialty communication systems and wireless infrastructure services. The goal for each acquisition will be to expand the product and services offerings, strengthen our project services capabilities, expand our customer base and add accretive revenue and earnings. In this regard, we completed the acquisition of Quality in November 2004.

Employees

As of April 30, 2005, we employed 300 full time employees, of whom 235 are project engineers, 25 are project managers, 35 are in administration and 5 are executives. A majority of the project engineers are represented by the International Brotherhood of Electrical Workers. We also have non-union employees. We believe our relations with all of our employees are good. The Company has approximately 110 union employees. A contract with these union employees expires November 30, 2008.

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

We incurred a net loss of approximately $85,000 for the year ended April 30, 2005. There can be no assurance that we will achieve or sustain profitability or positive cash flow from operating activities in the future. If we cannot achieve operating profitability or positive cash flow from operating activities, we may not be able to meet our working capital requirements. If we are unable to meet our working capital requirements, we are likely to reduce or cease all or part of our operations.

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

Since November 13, 2002, we have acquired five companies and we intend to further expand our operations through targeted, strategic acquisitions over time. This may require significant management time and financial resources because we may need to integrate widely dispersed operations with distinct corporate cultures. Our failure to manage future acquisitions successfully could seriously harm our operating results. Also, acquisition costs could cause our quarterly operating results to vary significantly. Furthermore, our stockholders would be diluted if we financed the acquisitions by incurring convertible debt or issuing securities. Although we currently only have operations within the United States, if we were to acquire an international operation; we will face additional risks, including:

     o difficulties in staffing, managing and integrating international operations due to language, cultural or other differences;
     o    different or conflicting regulatory or legal requirements;
     o    foreign currency fluctuations; and
     o    diversion of significant time and attention of our management.

ITEM 2 - DESCRIPTION OF PROPERTIES

Our principal executive offices are located in approximately 2,550 square feet of office space in Exton, Pennsylvania. The lease for such space expires in February 2008. The aggregate annual base rental for this space is $48,769.

We operate our business under operating leases in the following locations:

  Location                     Lease Expiration Date    Minimum Annual Rental
  --------                     ---------------------    ---------------------
  Fairfield, California (a)      February 28, 2011             $94,125
  Rocklin, California            January 31, 2006              $37,710
  San Leandro, California        July 31, 2006                 $13,756
  Auburn, California (b)         Month-to-month                $64,440
  St. Louis, Missouri            August 31, 2008               $56,142
  Lakewood, New Jersey           August 31, 2007               $90,370

  (a) The lease for our Fairfield, California location is with a trust, of which a certain officer is the trustee.

  (b) The lease for our Auburn, California location is month to month; therefore the minimum annual rental price assumes we rent the property for the entire year.

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

None.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is listed on the Nasdaq SmallCap Stock Market under the symbol "WPCS". The following table sets forth the range of the high and low bid quotations for our common stock for the periods indicated, reflective of the one-for-twelve reverse stock split for all periods presented. Such market quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                              High          Low
                                              ----          ---
                        2005
                        ----
                   First Quarter             $14.88        $7.80
                   Second Quarter             11.28         5.76
                   Third Quarter               8.28         4.32
                   Fourth Quarter              7.80         4.50

                                              High          Low
                        2004                  ----          ---
                        ----
                   First Quarter             $22.56        $4.68
                   Second Quarter             20.76        12.24
                   Third Quarter              20.40        10.92
                   Fourth Quarter             17.28        10.80

As of July 7, 2005, there were approximately 85 holders of record of our common stock and the closing bid quotation of our common stock was $5.63 per share.

Dividend Policy

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

WPCS International Incorporated is an engineering company that focuses on the implementation requirements of wireless technology and specialty communication systems. We provide a range of services including site design, product integration, security, structured cabling, construction and project management.

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

Significant Transactions and Events

On August 22, 2003, we acquired all of the outstanding shares of Clayborn in exchange for an aggregate of 68,871 newly issued shares of our common stock with a fair value of approximately $868,000 and $900,000 cash consideration. An additional $1,100,000 is due by September 30, 2007, payable in quarterly distributions, by payment to the Clayborn shareholders of 50% of the quarterly post-tax profits, as defined, of Clayborn and a final payment of any remaining balance on that date.

On April 2, 2004, we acquired all of the outstanding common stock of Heinz for $1,000,000, as follows: (1) $700,000 of our common stock, based on the closing price of its common stock on March 30, 2004 of $11.76 per share, for an aggregate of 59,524 newly issued shares of our common stock and (2) $300,000 total cash consideration, of which $100,000 was paid at closing and a $200,000 non-interest bearing promissory note. Of the $200,000, $75,000 was paid in April 2005, $75,000 is payable on the second anniversary of the closing date and $50,000 is payable on the third anniversary of the closing date.

On November 16, 2004, we sold an aggregate of 2,083,887 shares of our common stock and 2,083,887 common stock purchase warrants to eight investors for $10,000,000. The common stock and the warrants were issued in a private placement transaction pursuant to Section 4(2) under the Securities Act of 1933.

On November 24, 2004, we acquired all of the outstanding common stock of Quality for aggregate consideration of approximately $7,400,000 in cash, net of acquisition transaction costs. The acquisition of Quality gives us additional project engineering expertise for specialty communication opportunities, broadens our customer base especially in the public safety and gaming sector, and expands our geographic presence in the Northeastern United States.

Effective January 10, 2005, a majority of our shareholders approved a one-for-twelve reverse stock split of our common stock, decreasing the number of issued and outstanding shares of common stock from 45,849,976 shares to 3,821,385 shares. The par value of the common stock was not affected by the reverse stock split and remains at $0.0001 per share. Consequently, the reverse stock split has been reflected retroactively in the accompanying financial statements and notes for all periods presented and all applicable references as to the number of common shares and per share information, stock options, warrants and market prices have been restated to reflect this reverse stock split.

On March 28, 2005, we began trading on the Nasdaq SmallCap Stock Market. Our Common Stock is traded under the symbol "WPCS."

Results of Operations

Management currently considers the following events, trends and uncertainties to be important to understand its results of operations and financial condition:

     o For the years ended April 30, 2005 and 2004, revenue was approximately $40,100,000 and $22,100,000, respectively. The increase in revenue was attributable to organic growth expansion of our customer base and new contract awards of approximately $7,600,000 and strategic acquisitions of approximately $10,400,000.

     o We operate in two segments, specialty communication systems and wireless infrastructure services. With the acquisition of Clayborn in the second quarter of fiscal 2004 and Quality in the third quarter of fiscal 2005, we experienced additional expansion of the specialty communication segment. With the acquisition of Heinz in the fourth quarter of fiscal 2004, we experienced additional expansion of the wireless infrastructure segment.

     o For the years ended April 30, 2005 and 2004, the specialty communication segment represents approximately 79% of total revenue, and wireless infrastructure services represent approximately 21% of total revenue.

     o Our primary goal is to focus on organic growth opportunities. We will also consider strategic acquisitions of companies familiar with wireless infrastructure and specialty communication systems. The goal for any future acquisition will be to expand the product and service offerings, to strengthen our project services capabilities, expand our customer base and add accretive revenue and earnings.

     o As of April 30, 2005, our backlog is approximately $14,600,000. Our backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts or purchase orders. We expect this backlog to be fully recognized as revenue within the next eight months.

     o Our selling, general and administrative expenses decreased as a percentage of revenue for the year ended April 30, 2005, as compared to the prior year.

Fiscal Year ended April 30, 2005 Compared to Fiscal Year Ended April 30, 2004

Consolidated results for the year ended April 30, 2005 and 2004 were as follows. Certain reclassifications have been made to prior year financial statements to conform to the current presentation.

                                                                           Year Ended
                                                                            April 30,
                                                                  2005                      2004
                                                             ---------------           ---------------

REVENUE                                                         $40,148,233   100%        $22,076,246    100%
                                                             ---------------           ---------------

COSTS AND EXPENSES:
          Cost of revenue                                        32,445,470    81%         17,286,099     78%
          Selling, general and administrative expenses            7,028,850    17%          4,441,776     20%
          Depreciation and amortization                             682,397     2%            382,510      2%
                                                             ---------------           ---------------

                Total costs and expenses                         40,156,717   100%         22,110,385    100%
                                                             ---------------           ---------------

OPERATING LOSS                                                       (8,484)    0%            (34,139)     0%

OTHER EXPENSE:
          Interest expense                                           24,702     0%             14,048      0%
                                                             ---------------           ---------------

LOSS BEFORE INCOME TAX PROVISION                                    (33,186)    0%            (48,187)     0%


Income tax provision                                                 52,096     0%             76,000      1%
                                                             ---------------           ---------------

NET LOSS                                                           ($85,282)    0%          ($124,187)    -1%
                                                             ===============           ===============

Revenue

We generate our revenue by providing engineering and deployment services for wireless infrastructure services and specialty communication systems. We provide a range of engineering services including site design, construction, product integration, structured cabling, network security, project management and technical support.

Revenue for the year ended April 30, 2005 was approximately $40,148,000, as compared to $22,076,000 for the prior year. The increase in revenue was attributable to organic growth expansion of our customer base and new contract awards of approximately $7,600,000 from Walker and Clayborn, and approximately $10,400,000 from the acquisitions of Heinz and Quality.

Total revenue from the specialty communication segment for the years ended April 30, 2005 and 2004 was approximately $31,497,000 or 78.5% and $17,508,000 or
79.3% of total revenue, respectively. Wireless infrastructure segment revenue for the years ended April 30, 2005 and 2004 was approximately $8,651,000 or 21.5% and $4,568,000 or 20.7% of total revenue, respectively.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, including materials, direct labor, third party subcontractor services, Walker union benefits and other overhead costs. Our cost of revenue was approximately $32,445,000 or 80.8% of revenue for the year ended April 30, 2005, compared to $17,286,000 or 78.3% for the prior year. The dollar increase in our total cost of revenue is due to the corresponding increase in revenue during the year ended April 30, 2005 as a result of organic growth in revenue from Walker and Clayborn and the acquisitions of Clayborn, Heinz and Quality. In addition, the increase in total cost of revenue is due to an increase in costs incurred on certain Walker contracts that were recognized during the year of approximately $1,200,000. In direct response to these additional costs, we have made certain personnel changes and initiated additional project management training. The increase in cost of revenue as a percentage of revenue is due primarily to an increase in costs incurred on certain Walker contracts, offset by the revenue mix attributable to the acquisitions of Heinz and Quality.

The specialty communication segment cost of revenue and cost of revenue as a percentage of revenue for the year ended April 30, 2005 and 2004 was approximately $25,919,000 and 82.3% and $13,831,000 and 79.0%, respectively. As discussed above, the dollar increase in our total cost of revenue is due to the corresponding increase in revenue during the year ended April 30, 2005 as a result of organic growth in revenue from Walker and Clayborn, and the acquisitions of Clayborn and Quality. In addition, the increase in total cost of revenue is due to an increase in costs incurred on certain Walker contracts that were recognized during the year of approximately $1,200,000. The increase in cost of revenue as a percentage of revenue is due to an increase in the costs incurred on certain Walker contracts recognized during the period, partially offset by lower cost of revenue on revenues attributable to the Quality acquisition.

Wireless infrastructure segment cost of revenue and cost of revenue as a percentage of revenue for the year ended April 30, 2005 and 2004 was approximately $6,526,000 and 75.4% and $3,455,000 and 75.6%, respectively. The dollar increase in our total cost of revenue is due to the corresponding increase in revenue during the year ended April 30, 2005 as a result of the acquisition of Heinz. The decrease in cost of revenue as a percentage of revenue is due to the revenue mix attributable to the acquisition of Heinz.

Selling, general and administrative expenses

For the year ended April 30, 2005, total selling, general and administrative expenses were $7,029,000, or 17.5% of total revenue compared to $4,442,000 or 20.1% of revenue for the prior year. The percentage decrease is due to the management of our cost structure as we leverage incremental revenue dollars in fiscal 2005. Included in selling, general and administrative expenses for the year ended April 30, 2005 are $3,656,000 for salaries, commissions, and payroll taxes. The increase in salaries and payroll taxes compared to the prior year is due to the increase in headcount as a result of the acquisitions of Clayborn, Heinz and Quality. Professional fees were $537,000, which include accounting, legal and investor relation fees. Insurance costs were $1,164,000 and rent for office facilities was $358,000. Automobile and other travel expenses were

$422,000 and telecommunication expenses were $196,000. Other selling, general and administrative expenses totaled $696,000. For the year ended April 30, 2005, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were $4,658,000 and $1,180,000, respectively.

For the year ended April 30, 2004, selling, general and administrative expenses were $4,442,000 or 20.1% of revenue. Included in the selling, general and administrative expenses was $2,100,000 for salaries, commissions and payroll taxes, $566,000 in professional fees and insurance costs of $730,000. Rent for our office facilities amounted to $250,000. Automobile and other travel expenses were $259,000 and telecommunication expenses were $133,000. Other selling, general and administrative expenses totaled $404,000. For the year ended April 30, 2004, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were $2,805,000 and $712,000, respectively.

Depreciation and amortization

For the year ended April 30, 2005 and 2004, depreciation was approximately $372,000 and $228,000, respectively. The increase in depreciation is due to the acquisition of fixed assets from acquiring Clayborn, Heinz, and Quality. The amortization of customer lists and backlog for the year ended April 30, 2005 was $310,000 as compared to $154,000 for the same period of the prior year. The increase in amortization is due to the acquisition of customer lists from Clayborn, Heinz and Quality, and backlog from Heinz. All customer lists are amortized over a period of five to six years from the date of their acquisition. Backlog is amortized over a period of one year from the date of acquisition.

Net loss

Net loss was approximately $85,000 for the year ended April 30, 2005. Net loss included federal and state income tax provisions of approximately $52,000. The variation in effective tax rates between periods is primarily due to the Clayborn and Heinz acquisitions and certain book-to-tax permanent differences.

We incurred a net loss of approximately $124,000 for the year ended April 30, 2004.

Liquidity and capital resources

At April 30, 2005, we had working capital of approximately $5,145,000, which consisted of current assets of approximately $13,339,000 and current liabilities of $8,194,000.

Operating activities used $2,682,000 in cash during the year ended April 30, 2005. This was mainly comprised of $85,000 of net loss plus $601,000 in net non-cash charges, a $1,899,000 increase in accounts receivable, a $1,214,000 decrease in costs and estimated earnings in excess of billings on uncompleted contracts, a $537,000 increase in inventory, $337,000 decrease in accounts payable and accrued expenses, $1,147,000 decrease in billings in excess of costs and estimated earnings on uncompleted contracts payable, $329,000 decrease in income taxes payable and a $163,000 net increase in other assets.

Our investing activities utilized $7,025,000 in cash during the year ended April 30, 2005, which consisted of $216,000 paid for property and equipment, $6,709,000 for the acquisition of Quality, net of cash acquired of $164,000, $82,000 for the acquisition of Heinz and $18,000 of acquisition earn-out payments and other acquisition transaction costs.

Our financing activities provided cash of $8,711,000 during the year ended April 30, 2005. Financing activities included net proceeds from the issuance of common stock of $9,114,000, repayments on lines of credit of $304,000, and repayments of equipment loans and capital lease obligations of approximately $99,000.

Our capital requirements depend on numerous factors, including the market for our services, the resources we devote to developing, marketing, selling and supporting our business, the timing and extent of establishing additional markets and other factors. On June 3, 2005, we entered into a credit agreement with a new commercial bank. The credit agreement (the "Credit Agreement"), provides for a revolving line of credit in an amount not to exceed $5,000,000, together with a letter of credit facility not to exceed $500,000. We also entered into security agreements, pursuant to which each subsidiary granted a security interest to the bank in all of their assets.

Pursuant to the terms of the Credit Agreement, we are permitted to borrow up to $3,000,000 under the revolving credit line, based upon eligible receivables. Once we have provided financial statements which evidence that we have earnings before interest, taxes, depreciation and amortization of (i) $750,000 for the quarter ended July 31, 2005, (ii) $750,000 for the quarter ended October 31, 2005, and (iii) $2,500,000 for the year ended April 30, 2006, the revolving commitment amount will be increased to $5,000,000. The Credit Agreement contains customary covenants, including but not limited to (i) restrictions on the permitted ratio of total unsubordinated liabilities to tangible net worth plus subordinated indebtedness, (ii) the Company's total tangible net worth, (iii) working capital, (iv) minimum earnings before interest, taxes, depreciation and amortization, and (v) dividend restrictions. The loan commitment shall expire on August 31, 2008. We may prepay the loan at any time.

Loans under the Credit Agreement bear interest at a rate equal to either the bank's reference rate plus one half (0.5%) percent, or LIBOR plus two and three-quarters (2.75%) percent, as we may request. We paid a facility fee to the bank of $50,000 on the closing date.

We used the initial funds provided by the loan, in the gross amount of $3,000,000, to repay existing bank debt at Walker of approximately $672,000, for the payment of approximately $742,000 to the former shareholders of our Quality subsidiary for monies due to them pursuant to the terms of the purchase of their company, and for working capital. A $500,000 letter of credit was re-issued in favor of Walker's surety bonding company as collateral for performance and payment bond requirements.

On November 16, 2004, we sold an aggregate of 2,083,887 shares of our common stock and 2,083,887 common stock purchase warrants to eight investors for $10,000,000. The common stock and the warrants were issued in a private placement transaction pursuant to Section 4(2) under the Securities Act of 1933. Pursuant to the terms of sale, we filed a resale registration statement on December 30, 2004 covering the common stock and the common stock issuable upon exercise of the warrants, which was declared effective by the SEC on January 18, 2005.

Each warrant is exercisable for a period of five years at a price of $8.40 per share, subject to certain adjustments. The exercise price of the warrants is subject to adjustment for subsequent lower price issuances, as well as customary adjustment provisions for stock splits, combinations, dividends and the like. The warrants are callable, upon 30 days notice, should the common stock trade at or above $25.20 per share for 25 out of 30 consecutive trading days. A maximum of 20% of the warrants may be called in any three-month period.

In connection with sale of the common stock and warrants, we effectuated a one-for-twelve reverse split of our outstanding common stock on January 10, 2005. We also completed listing of our common stock on the Nasdaq SmallCap Stock Market.

On November 24, 2004, we acquired Quality for the aggregate consideration of approximately $7,400,000 in cash, net of acquisition transaction costs. A formal purchase price allocation has been completed and the amounts assignable to tangible assets, other intangible assets and goodwill have been determined. The acquisition of Quality gives us additional project engineering expertise for specialty communication opportunities, broadens our customer base especially in the public safety sector and gaming industry, and expands our geographic presence in the Northeastern United States. The financing for this transaction was completed through the issuance of the common stock as described above.

At April 30, 2005, we had cash and cash equivalents of $989,000, working capital of approximately $5,145,000 and revolving lines of credit available of $318,000. With the additional capital resources raised from the issuance of the common stock, funds available from the recently obtained Credit Agreement and internally available funds, we believe that we have sufficient capital to meet our needs through April 30, 2006. Our future operating results may be affected by a number of factors including our success in bidding on future contracts and our continued ability to manage controllable costs effectively. To the extent we grow by future acquisitions that involve consideration other than stock, our cash requirements may increase.

Critical Accounting Policies

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

The accounting policies identified as critical are as follows:

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. The most significant estimates relate to the estimation of percentage of completion on uncompleted contracts, valuation of inventory, allowance for doubtful accounts and estimated life of customer lists. Actual results could differ from those estimates.

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

Goodwill and other Long-lived Assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. Our long-lived assets subject to this evaluation include property and equipment and amortizable intangible assets. We assess the impairment of goodwill annually in our fourth fiscal quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. Intangible assets other than goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment. Some of the factors we consider include a significant decrease in the market value of an asset, significant changes in the extent or manner for which the asset is being used or in its physical condition, a significant change, delay or departure in our business strategy related to the asset, significant negative changes in the business climate, industry or economic condition, or current period operating losses, or negative cash flow combined with a history of similar losses or a forecast that indicates continuing losses associated with the use of an asset.

We performed our annual review for goodwill impairment in the fourth quarter of fiscal 2005 and 2004 and tested for goodwill impairment in each reporting unit that contains goodwill. Our tests found that no impairment existed. Our impairment review is based on comparing the fair value to the carrying value of the reporting units with goodwill. The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. Reporting units with goodwill include Invisinet and Heinz within our wireless infrastructure segment and Walker, Clayborn and Quality within our specialty communications segment. Our estimates are consistent with the plans and estimates that we are using to manage the underlying businesses. If we fail to deliver products and services for these business units, or market conditions for these businesses fail to improve, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our net equity and results of operations.

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

Recently issued accounting pronouncements

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), "Share-Based Payment", which amends FASB Statement No. 123 and will be effective for public companies that are small business insurers at the beginning of the next fiscal year that begins after December 15, 2005. The new standard will require us to expense the fair value of employee stock options and other share-based payments over the vesting period. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our financial position or results of operations.

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES



                          INDEX TO FINANCIAL STATEMENTS

                                                                                     Page

  Report of Independent Registered Public Accounting Firm                            F-2

  Consolidated Balance Sheets as of April 30, 2005 and 2004                       F-3 - F-4

  Consolidated Statements of Operations for the years ended
  April 30, 2005 and 2004                                                            F-5

  Consolidated Statement of Shareholders' Equity for the years ended
  April 30, 2005 and 2004                                                         F-6 - F-7

  Consolidated Statements of Cash Flows for the years ended
  April 30, 2005 and 2004                                                         F-8 - F-10

  Notes to Consolidated Financial Statements                                     F-11 - F-25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
WPCS International Incorporated

We have audited the accompanying consolidated balance sheets of WPCS International Incorporated and Subsidiaries as of April 30, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Overnight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WPCS International Incorporated and Subsidiaries as of April 30, 2005 and 2004, and their consolidated results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                                                       /s/ J.H. COHN LLP


Roseland, New Jersey
July 15, 2005

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                       APRIL 30,              APRIL 30,
                                             ASSETS                                       2005                   2004
                                                                                 -------------------    -------------------

CURRENT ASSETS:
       Cash and cash equivalents                                                 $          989,252     $        1,984,636
       Accounts receivable, net of allowance of $75,786 and $61,779
        at April 30, 2005 and 2004, respectively                                          9,907,316              5,909,879

       Costs and estimated earnings in excess of billings on
        uncompleted contracts                                                               908,955              2,123,031

       Inventory                                                                            885,624                104,799

       Prepaid expenses and other current assets                                            536,331                264,076

       Deferred income taxes                                                                112,000                 60,000
                                                                                 -------------------    -------------------
          Total current assets
                                                                                         13,339,478             10,446,421


PROPERTY AND EQUIPMENT, net                                                               1,560,271              1,005,760


CUSTOMER LISTS                                                                            1,158,388                603,333


GOODWILL                                                                                 13,961,642              8,681,870


OTHER ASSETS                                                                                156,932                144,713
                                                                                 -------------------    -------------------

          Total assets                                                           $       30,176,711     $       20,882,097
                                                                                 ===================    ===================

       The accompanying notes are an integral part of these consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                        APRIL 30,            APRIL 30,
                              LIABILITIES AND SHAREHOLDERS' EQUITY                         2005                2004
                                                                                 -------------------    -------------------
                                                                                                             (Note 1)
CURRENT LIABILITIES:
       Borrowings under lines of credit                                          $          382,281     $          551,000

       Current maturities of capital lease obligation                                         2,073                  2,534

       Current maturities of loans payable                                                  187,420                 94,056

       Accounts payable and accrued expenses                                              5,338,813              4,732,200

       Billings in excess of costs and estimated earnings on
        uncompleted contracts                                                             1,204,491              2,162,452

       Due to shareholders                                                                  915,290                 88,157

       Income taxes payable                                                                  24,790                223,753

       Deferred income taxes                                                                139,000                196,100
                                                                                 -------------------    -------------------
          Total current liabilities
                                                                                          8,194,158              8,050,252


Capital lease obligation, net of current portion                                                  -                  2,073

Loans payable, net of current portion                                                       261,455                170,362

Due to shareholders, net of current portion                                                 927,005              1,026,755

Deferred income taxes                                                                       439,000                344,900
                                                                                 -------------------    -------------------
          Total liabilities
                                                                                          9,821,618              9,594,342
                                                                                 -------------------    -------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

       Preferred Stock - $0.0001 par value, 5,000,000 shares
         authorized, none issued                                                                  -                      -

       Common Stock - $0.0001 par value, 75,000,000 shares authorized, 3,821,385 and 1,737,498 shares issued and outstanding at April 30, 2005 and
        2004, respectively                                                                      382                    174

       Additional paid-in capital                                                        21,107,240             11,993,387

       Unearned consulting services                                                               -               (38,559)

       Accumulated deficit                                                                 (752,529)              (667,247)
                                                                                 -------------------    -------------------


          Total shareholders' equity                                                     20,355,093             11,287,755
                                                                                 -------------------    -------------------

          Total liabilities and shareholders' equity                             $       30,176,711     $       20,882,097
                                                                                 ===================    ===================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                 Year Ended
                                                                                                   April 30,
                                                                                            2005              2004
                                                                                 -------------------    -------------------
                                                                                                             (Note 1)
REVENUE                                                                                 $40,148,233            $22,076,246
                                                                                 -------------------    -------------------

COSTS AND EXPENSES:
       Cost of revenue                                                                   32,445,470             17,286,099
       Selling, general and administrative expenses                                       7,028,850              4,441,776
       Depreciation and amortization                                                        682,397                382,510
                                                                                 -------------------    -------------------

          Total costs and expenses                                                       40,156,717             22,110,385
                                                                                 -------------------    -------------------

OPERATING LOSS                                                                               (8,484)               (34,139)

OTHER EXPENSE:

       Interest expense                                                                      24,702                 14,048
                                                                                 -------------------    -------------------

LOSS BEFORE INCOME TAX PROVISION                                                            (33,186)               (48,187)


Income tax provision                                                                         52,096                 76,000
                                                                                 -------------------    -------------------

NET LOSS                                                                                   ($85,282)             ($124,187)
                                                                                 ===================    ===================

Basic and diluted net loss per common share                                                  ($0.03)                ($0.08)
                                                                                 ===================    ===================

Basic and diluted weighted average number of common
shares outstanding                                                                        2,679,529              1,521,697
                                                                                 ===================    ===================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                             Preferred Stock           Common Stock       Additional  Unearned                       Total
                        ------------------------ -----------------------  Paid-In     Consulting    Accumulated      Shareholders'
                          Shares      Amount       Shares      Amount     Capital     Services      Deficit          Equity
                        ----------- ------------ ----------- ----------- ------------ ------------- --------------  ---------------

BALANCE, MAY 1, 2003
(Note 1)                     1,000  $         -   1,089,903  $      109   $8,003,838  $          -  $    (543,060)      $7,460,887


Conversion of Series C
Preferred Stock to
common stock                (1,000)           -     148,833          15          (15)            -              -                -

Net proceeds from
issuance of common
stock through
private placement                -            -     370,367          37    2,174,231             -              -        2,174,268

Issuance of common
stock, acquisition
of Clayborn Contracting
Group, Inc.                      -            -      68,871           7      867,761             -              -          867,768

Issuance of common
stock, acquisition
of Heinz Corporation             -            -      59,524           6      699,994             -              -          700,000


Fair value of stock
options granted to
nonemployees                     -            -           -           -      196,166             -              -          196,166


Issuance of stock
options for consulting
services                         -            -           -           -       51,412       (51,412)             -                -


Amortization of
unearned consulting
services                         -            -           -           -            -        12,853              -           12,853


Net loss                         -            -           -           -            -             -       (124,187)        (124,187)
                        ----------- ------------ ----------- ----------- ------------ ------------- --------------  ---------------
BALANCE, APRIL 30, 2004
(Note 1)                         -  $         -   1,737,498  $      174  $11,993,387  $    (38,559) $   ( 667,247)  $   11,287,755

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES


                               Preferred Stock            Common Stock       Additional    Unearned                    Total
                           ------------------------ -----------------------  Paid-In       Consulting    Accumulated   Shareholders'
                             Shares      Amount       Shares      Amount     Capital       Services      Deficit       Equity
                           ----------- ------------ ----------- ----------- ------------ ------------- -------------- --------------
Net proceeds from issuance
of common stock through
private placement                   -            -   2,083,887         208    9,113,853             -              -      9,114,061


Amortization of unearned
consulting services                 -            -           -           -            -        38,559              -         38,559


Net loss                            -            -           -           -            -             -        (85,282)       (85,282)
                           ----------- ------------ ----------- ----------- ------------ ------------- -------------- --------------

BALANCE, APRIL 30, 2005             -  $         -   3,821,385        $382  $21,107,240  $          -      ($752,529) $  20,355,093
                           =========== ============ =========== =========== ============ ============= ============== ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       Year Ended
                                                                                                       April 30,
                                                                                              2005                2004
                                                                                        -------------------    -------------------

OPERATING ACTIVITIES :
     Net loss                                                                           $          (85,282)    $        ( 124,187)
     Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
        Depreciation and amortization                                                              682,397                382,510
        Provision for doubtful accounts                                                             14,007                 91,137
        Amortization of unearned consulting services                                                38,559                      -
        Fair value of stock options granted                                                              -                209,019
        Deferred income taxes                                                                     (134,000)              (218,800)
     Changes in operating assets and liabilities, net of effects of acquisitions:
        Accounts receivable                                                                     (1,898,625)            (2,422,541)
        Costs and estimated earnings in excess of billings on uncompleted  contracts             1,214,076             (1,379,816)
        Inventory                                                                                 (536,772)                11,976
        Prepaid expenses                                                                           (14,306)               (51,319)

        Other assets                                                                              (148,596)               (24,032)
        Accounts payable and accrued expenses                                                     (337,355)             2,354,024
        Billings in excess of costs and estimated earnings on uncompleted  contracts            (1,146,930)             1,908,541
        Income taxes payable                                                                      (328,751)               200,053
                                                                                        -------------------    -------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                             (2,681,578)               936,565
                                                                                        -------------------    -------------------
INVESTING ACTIVITIES:
     Acquisition of property and equipment                                                        (215,844)               (86,011)
     Acquisition of Clayborn, net of cash received                                                       -               (722,177)
     Acquisition of Quality, net of cash received                                               (6,708,904)                     -
     Acquisition of Heinz, net of cash received                                                    (82,283)              (109,194)
     Acquisition earn-out and other transaction costs                                              (17,553)              (497,677)
                                                                                        -------------------    -------------------
NET CASH USED IN INVESTING ACTIVITIES                                                           (7,024,584)            (1,415,059)
                                                                                        -------------------    -------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                                                                                                  April 30,
                                                                                           2005                2004
                                                                                 -------------------    -------------------
FINANCING ACTIVITIES:
     Repayment of advances from officers                                                          -               (100,000)

     Net proceeds from issuance of common stock                                           9,114,061              2,174,268

     (Repayments) borrowings under lines of credit                                         (303,848)               461,000
     Repayments of loans payable                                                            (96,901)              (237,390)
     Payments of capital lease obligations                                                   (2,534)                (2,295)
                                                                                 -------------------    -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 8,710,778              2,295,583
                                                                                 -------------------    -------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (995,384)             1,817,089
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                              1,984,636                167,547
                                                                                 -------------------    -------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                     $989,252     $        1,984,636
                                                                                 ===================    ===================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES


                                                                                                 Year Ended
                                                                                                  April 30,
                                                                                          2005                2004
                                                                                 -------------------    -------------------
                                                                                                            (Note 1)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest                                                                 $           32,196     $           15,770
                                                                                 ===================    ===================
        Income taxes                                                             $          434,289     $          105,193
                                                                                 ===================    ===================
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
        Issuance of common stock in connection with acquisitions
        of Clayborn and Heinz                                                    $                -     $        1,567,768
                                                                                 ===================    ===================

        Conversion of Series C preferred stock to common stock                   $                -     $               15
                                                                                 ===================    ===================

        Unpaid earn-out consideration related to acquisitions                    $                -     $        1,114,912
                                                                                 ===================    ===================

        Unpaid purchase price adjustments related to acquisition                 $          742,295     $                -
                                                                                 ===================    ===================

        Issuance of note for net noncash assets received in acquisition          $                -     $          182,648
                                                                                 ===================    ===================

        Reversal of accruals established in purchase accounting                  $           40,022     $                -
                                                                                 ===================    ===================

        Issuance of notes for property and equipment                             $          192,210     $           32,339
                                                                                 ===================    ===================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of WPCS International Incorporated ("WPCS") and its wholly owned subsidiaries, WPCS Incorporated , Invisinet Inc. ("Invisinet"), Walker Comm Inc. ("Walker"), Clayborn Contracting Group, Inc. ("Clayborn") from August 22, 2003 (date of acquisition), Heinz Corporation ("Heinz") from April 2, 2004 (date of acquisition), and Quality Communications & Alarm Company ("Quality") from November 24, 2004 (date of acquisition), collectively the "Company". Certain reclassifications have been made to prior period financial statements to conform to the current presentation.

The Company is an engineering company that focuses on the implementation requirements of wireless technology and specialty communication systems. The Company provides a range of services including site design, product integration, security, structured cabling, construction, project management and technical support.

Effective January 10, 2005, a majority of the Company's shareholders approved a one-for-twelve reverse stock split of the Company's common stock, decreasing the number of issued and outstanding shares of common stock from 45,849,976 shares to 3,821,385 shares. The par value of the common stock was not affected by the reverse stock split and remains at $0.0001 per share. Consequently, the reverse stock split has been reflected retroactively in the accompanying financial statements and notes for all periods presented and all applicable references as to the number of common shares and per share information, stock options, warrants and market prices have been restated to reflect this reverse stock split. In addition, shareholders' equity has been restated for all periods presented for the aggregate par value of the number of common shares that were reclassified to additional paid-in capital as a result of the reverse stock split.

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

On April 2, 2004, the Company acquired all of the outstanding common stock of Heinz for $1,000,000, as follows: (1) $700,000 of the Company's common stock, based on the closing price of its common stock on March 30, 2004 of $11.76 per share, for an aggregate of 59,524 newly issued shares of the Company's common stock and (2) $300,000 total cash consideration, of which $100,000 was paid at closing and a $200,000 non-interest bearing promissory note. Of the $200,000, $75,000 was paid in April 2005 and $75,000 is payable on the second anniversary of the closing date and $50,000 is payable on the third anniversary of the closing date.

On November 24, 2004, we acquired all of the issued and outstanding common stock of Quality. The aggregate consideration paid by the Company to the Quality selling shareholders, net of acquisition transaction costs was $7,442,295, of which $6,700,000 was paid at closing. Additional purchase price adjustments of $742,295 were paid in June 2005 to settle working capital adjustments and income tax reimbursements related to the Company electing to make an Internal Revenue Code 338 (h) (10) election. For income tax purposes, this election results in a stepped up basis of assets and liabilities and will result in future income tax deductions.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash and highly-liquid investments with an original maturity at time of purchase of three months or less.

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

Accounts Receivable

Accounts receivable are due within contractual payment terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Credit is extended based on evaluation of a customer's financial condition. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payment subsequently received on such receivables are credited to the allowance for doubtful accounts. Included in the accounts receivable is retainage receivable of $1,333,413 which is expected to be collected within one year.

Inventory

As a result of the acquisition of Quality, inventory consists primarily of materials, parts and supplies principally valued using the first-in-first-out
(FIFO) method.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided for, using straight-line methods, in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives. Repairs and maintenance costs are charged to operations as incurred.

Goodwill

In accordance with the guidelines of Statement of Financial Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite-lived intangible assets are no longer amortized but are assessed for impairment on at least an annual basis. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

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

The Company completed the initial step of impairment testing which indicated that no goodwill impairment existed as of April 30, 2005 and 2004. The Company determined the fair value of the businesses acquired for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. The fair value of the Company's reporting units derived using discounted cash flow models exceeded the carrying values of the reporting units. Accordingly, step two was unnecessary and no impairment was recognized in the consolidated statement of operations for the years ended April 30, 2005 and 2004. On an ongoing basis, the Company expects to perform its annual impairment test during the fourth quarter absent any interim impairment indicators.

Goodwill through the years ended April 30, 2005 and 2004 consisted of the following:

  Beginning balance, May 1, 2003                              $     5,388,882

  Clayborn acquisition                                              1,772,806
  Heinz acquisition                                                 1,065,799
  Walker earn-out provision                                           441,793
  Transaction costs                                                    12,590

                                                              ----------------
  Beginning balance, May 1, 2004                                    8,681,870

  Reversal of accruals established in purchase accounting             (40,022)
  Heinz acquisition cost adjustments                                 (183,480)
  Quality acquisition                                               5,496,064
  Transaction costs                                                     7,210
                                                              ----------------

  Ending balance, April 30, 2005                              $    13,961,642
                                                              ================

Revenue Recognition

The Company generates its revenue by providing engineering and deployment services for wireless infrastructure services and specialty communication systems The Company provides a range of engineering services including site design, construction, product integration, structured cabling, network security, project management and technical support.

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Other Concentrations

For the year ended April 30, 2005, the Company had revenue from one customer totaling approximately $4,400,000, which comprised 11.1% of total revenue. Management believes there is no significant business vulnerability regarding the concentration of revenue due to the Company's strong relationship with this customer and the customer's financial strength.

The Company has approximately 110 union employees. A contract with these union employees expires November 30, 2008.

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

Earnings (Loss) Per Share

Earnings (loss) per common share is computed pursuant to SFAS No. 128, "Earnings Per Share" ("EPS"). Basic income (loss) per share is computed as net income
(loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock options, restrictive stock awards, warrants and other convertible securities. At April 30, 2005, the Company had 454,896 stock options and 2,572,171 warrants outstanding which are potentially dilutive securities. At April 30, 2004, the Company had 299,322 stock options and 425,784 warrants outstanding which are potentially dilutive securities. Basic and fully diluted EPS is the same since the effect of the assumed exercise of stock options and warrants would be antidilutive.

Stock-Based Compensation Plans

SFAS 123(R) (revised December 2004), Share-Based Payment, an amendment of SFAS 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As a result of the amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options beginning with its fiscal year ending April 30, 2007. The new standard will require the Company to expense the fair value of employee stock options and other share-based payments over the vesting period. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position or results of operations.

As currently permitted by SFAS 123, the Company has elected to continue to account for its stock-based compensation plans in accordance with the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. Under APB 25, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The exercise price of all options granted to employees has been equal to or greater than the fair market value at the date of grant and, accordingly, the Company has not recognized compensation expense associated with its stock option plan. By making that election, the Company is required under SFAS 123 to provide pro forma disclosures of net loss and net loss per common share as if the fair value based method of accounting had been applied. The following table illustrates the effect on net loss and net loss per common share for fiscal 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company applies the intrinsic value method in accounting for its stock-based compensation plan. Had the Company measured compensation under the fair value method for stock options granted and amortized the cost over the related vesting period, the Company's net loss and net loss per share attributable to common shareholders would have been as follows:


                                                        2005            2004
                                                        ----            ----
  Net loss, as reported                              ($85,282)       ($124,187)

  Deduct: total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of tax                  (452,820)        (300,838)
                                                    ----------       ----------
  Net loss, Pro forma                               ($538,102)       ($425,025)
                                                    ==========       ==========

  Basic net loss per share:
       As reported                                     ($0.03)          ($0.08)
       Pro forma                                       ($0.20)          ($0.28)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes Option pricing model. The following assumptions were used for the year ended April 30, 2005: risk-free interest rate range of 3.51% to 4.22%, dividend yield of 0%, expected life of 5 years and volatility range 28.4% to 44.9%. For the year ended April 30, 2004, risk-free interest rate range of 2.80% to 3.61%, dividend yield of 0%, expected life of 5 years and volatility range 71.0% to 73.2% were used.

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

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our financial position or results of operations.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - ACQUISITIONS

In accordance with SFAS No. 141, "Business Combinations," acquisitions of businesses are accounted for under the purchase method of accounting. Under the purchase method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price consideration, including certain acquisition and closing costs, exceeds the fair value of the net identifiable assets acquired at the date of the acquisition.

Clayborn

On August 22, 2003, the Company completed a merger with Clayborn, a California corporation. The acquisition of Clayborn gives the Company expertise in engineering and deployment services for specialty communication systems and additional wireless opportunities to pursue.

The aggregate consideration paid by the Company for Clayborn was approximately $2,932,000. The Company acquired all of the issued and outstanding shares of Clayborn in exchange for $900,000 cash consideration and $64,000 of transaction costs, and 68,871 newly issued shares of the Company's common stock with a fair value of approximately $868,000 based on the average value of the Company's common stock as of a few days before and after the merger terms were agreed to and announced. An additional $1,100,000 is due by September 30, 2007, payable in quarterly distributions, by payment to the Clayborn shareholders of 50% of the quarterly post tax profits , as defined, of Clayborn and a final payment of any remaining balance on that date.

The adjusted purchase price allocation has been determined as follows:

        Assets purchased:
          Cash                                   $         134,218
          Accounts receivable                              575,804
          Costs in excess of billings                      231,562
          Income tax refunds receivable                    104,765
          Inventory                                         39,000
          Fixed assets                                     444,126
          Backlog                                           13,500
          Customer list                                    245,000
          Other assets                                      97,669
          Goodwill                                       1,775,447
                                                 ------------------
                                                         3,661,091
                                                 ------------------
        Liabilities assumed:
          Accounts payable                                (294,992)
          Accrued expenses                                (136,119)
          Notes payable                                   (184,611)
          Deferred tax liability                          (113,800)
                                                 ------------------
                                                          (729,522)
                                                 ------------------
        Purchase price                           $       2,931,569
                                                 ==================

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Heinz

On April 2, 2004, the Company acquired all of the issued and outstanding common stock of Heinz for $1,000,000, as follows: (1) $700,000 of the Company's common stock, based on the closing price of our common stock on March 30, 2004 of $11.76 per share, for an aggregate of 59,524 newly issued shares of the Company's common stock and (2) $300,000 total cash consideration, of which $100,000 was paid at closing and a $200,000 non-interest bearing promissory note. Of the $200,000, $75,000 was paid in April 2005, $75,000 is payable on the second anniversary of the closing date and $50,000 is payable on the third anniversary of the closing date. The purchase price includes the present value of the note totaling $182,648, discounted at 5%. The initial current and long-term discounted present value at April 2, 2004 of this note was $71,429 and $111,219, respectively.

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

A valuation of certain assets was completed, including property and equipment, backlog, list of major customers, and the Company internally determined the fair value of its other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approaches. The initial purchase price allocation in 2004 has been adjusted as a result of final valuation in 2005, with fixed assets increasing in value by $24,000, customer lists being valued at $220,000 and backlog being valued at $65,000, resulting in a decrease in goodwill by these combined amounts. Accordingly, a deferred tax liability of $119,000 was recorded since the amortization of customer lists and backlog is not available as a tax deduction to the Company. The aggregate changes resulted in goodwill being decreased to approximately $847,000 as of the acquisition date.

The final purchase price allocation, as adjusted, has been determined as follows:

           Assets purchased:
             Cash                                 $              8,052
             Accounts receivable                               593,667
             Costs in excess of billings                       103,459
             Fixed assets                                       47,440
             Customer lists                                    220,000
             Backlog                                            65,000
             Other assets                                       71,128
             Goodwill                                          846,866
                                                  ---------------------
                                                             1,955,612
                                                  ---------------------
           Liabilities assumed:
             Accounts payable                                 (494,503)
             Accrued expenses                                 (130,694)
             Line of credit                                    (90,000)
             Notes payable                                     (80,942)
             Billings in excess of cost                        (29,223)
             Deferred tax liability                           (119,000)
                                                  ---------------------
                                                              (944,362)
                                                  ---------------------
           Purchase price                         $          1,011,250
                                                  =====================

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quality

On November 24, 2004, the Company acquired all of the issued and outstanding common stock of Quality. The aggregate consideration paid by the Company to the Quality selling shareholders, net of acquisition transaction costs of $172,578, was $7,442,295, of which $6,700,000 was paid at closing. Additional purchase price adjustments of $742,295 were paid in June 2005 to settle working capital adjustments and income tax reimbursements related to the Company electing to make an Internal Revenue Code 338 (h) (10) election. For income tax purposes, this election results in a stepped up basis of assets and liabilities and will result in future income tax deductions.

Quality is a Lakewood, New Jersey based provider of specialty communication services. The acquisition of Quality gives the Company additional project engineering expertise for specialty communication opportunities, broadens its customer base especially in the public safety sector and gaming industry, and expands its geographic presence in the Northeastern United States. The financing for this transaction was completed through the issuance of common stock as described in Note 11.

A valuation of certain assets was completed, including property and equipment, list of major customers, and the Company internally determined the fair value of its other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approaches.

The final purchase price allocation has been determined as follows:

          Assets purchased:
            Cash                                   $            163,674
            Accounts receivable                               2,124,587
            Inventory                                           244,053
            Fixed assets                                        495,145
            Prepaid expenses                                     70,447
            Customer lists                                      580,000
            Other assets                                          6,000
            Goodwill                                          5,496,064
                                                   ---------------------
                                                              9,179,970
                                                   ---------------------
          Liabilities assumed:
            Accounts payable                                   (912,736)
            Accrued expenses                                   (271,991)
            Income taxes payable                                (84,663)
            Line of credit borrowings                          (135,129)
            Notes payable                                      (160,578)
                                                   ---------------------
                                                             (1,565,097)
                                                   ---------------------
          Purchase price                           $          7,614,873
                                                   =====================

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following unaudited pro forma financial information presents the combined results of operations of the Company and Quality as if the acquisition had occurred on May 1, 2004, and the Company, Clayborn, Heinz and Quality, as if the acquisitions had occurred on May 1, 2003, after giving effect to certain adjustments, including the issuance of the Company's common stock to Clayborn and Heinz as part of the purchase price and the issuance of common stock described in Note 11 to finance the acquisition of Quality. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Clayborn, Heinz, and Quality been a single entity during these periods.

                                                                   2005                2004
                                                            -----------------    ----------------
Revenue                                                     $     46,810,720     $    35,830,021

Net income                                                  $         59,741     $       167,227

Weighted average number of shares used in calculation:
       Basic net income per share                                  3,821,385           3,821,385
       Diluted net income per share                                3,871,845           4,069,476

Pro forma net income per common share
       Basic                                                $           0.02     $          0.04
       Diluted                                              $           0.02     $          0.04

For all acquisitions, customer lists are amortized over a period of five to six years and backlog is amortized over a period of one year from the date of acquisition. The Company recorded amortization expense related to customer lists and backlog of $310,000 and $154,000 for the years ended April 30, 2005 and 2004, respectively. With the exception of goodwill related to the Quality acquisition, any future goodwill impairments will not be deductible for income tax purposes.

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following at April 30:

                                                                         2005                    2004
                                                                --------------------     ---------------------
Costs incurred on uncompleted contracts                         $        25,474,753      $         17,574,035
Estimated contract profit                                                 4,983,102                 4,699,280
                                                                --------------------     ---------------------
                                                                         30,457,855                22,273,315
Less: billings to date                                                   30,753,391                22,312,736
                                                                --------------------     ---------------------
                    Net billings in excess                                ($295,536)                 ($39,421)
                                                                ====================     =====================

Costs and estimated earnings in excess of billings              $           908,955      $          2,123,031
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                               (1,204,491)               (2,162,452)
                                                                --------------------     ---------------------
                    Net billings in excess                                ($295,536)                 ($39,421)
                                                                ====================     =====================

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at April 30:

                                  Estimated
                                 useful life
                                   (years)            2005           2004
                                --------------  --------------- ----------------

Furniture and fixtures            5 - 7               $135,383  $       163,778
Computers and software            3                    373,325          247,062
Office equipment                  5 - 7                 46,480           30,437
Vehicles                          5 - 7              1,141,011          624,304
Machinery and equipment           5                    310,681          281,757
Leasehold improvements            3 - 10               218,938          192,349
                                                --------------- ----------------
                                                     2,225,818        1,539,687
Less accumulated depreciation
and amortization                                       665,547          533,927
                                                --------------- ----------------
                                                $    1,560,271  $     1,005,760
                                                =============== ================

Depreciation and amortization expense for property and equipment for the years ended April 30, 2005 and 2004 was approximately $372,000 and $228,000, respectively.

NOTE 6 - LINE OF CREDIT

Walker maintained a revolving line of credit facility with a commercial bank, with a borrowing limit up to 70% of eligible Walker accounts receivable. As of April 30, 2005, the borrowing base was $700,000 and the outstanding balance was approximately $382,000. Effective August 30, 2004, the amount available to Walker was decreased from $1,200,000 to $700,000 to support a $500,000 letter of credit issued in favor of Walker's surety bonding company. In August 2004, Walker was awarded a contract of approximately $5,000,000, which required performance and payment bonds. In order to provide the bonds, the surety bonding company required a letter of credit for 10% of the total contract award. The line of credit was collateralized by all of Walker's accounts receivable, inventory and equipment and bore interest at the Wall Street Journal Prime
Index Rate plus 1.5% (7.25% as of April 30, 2005). In addition, the Company and certain executive officers of the Company personally guaranteed this line of credit facility. On June 3, 2005, this line of credit was paid off in connection with the credit agreement described below.

On June 3, 2005, the Company entered into a credit agreement with a new commercial bank. The credit agreement (the "Credit Agreement"), provides for a revolving line of credit in an amount not to exceed $5,000,000, together with a letter of credit facility not to exceed $500,000. The Company also entered into security agreements with the bank, pursuant to which each subsidiary granted a security interest to the bank in all of their assets.

Pursuant to the terms of the Credit Agreement, the Company is permitted to borrow up to $3,000,000 under the revolving credit line, based upon eligible receivables. Once the Company has provided financial statements to the bank which evidence that the Company has earnings before interest, taxes, depreciation and amortization of (i) $750,000 for the quarter ended July 31, 2005, (ii) $750,000 for the quarter ended October 31, 2005, and (iii) $2,500,000 for the year ended April 30, 2006, the revolving commitment amount will be increased to $5,000,000. The Credit Agreement contains customary covenants, including but not limited to (i) restrictions on the permitted ratio of total unsubordinated liabilities to tangible net worth plus subordinated indebtedness,
(ii) the Company's total tangible net worth, (iii) working capital, (iv) minimum earnings before interest, taxes, depreciation and amortization, and (v) dividend restrictions. The loan commitment shall expire on August 31, 2008. The Company may prepay the loan at any time.

Loans under the Credit Agreement bear interest at a rate equal to either the bank's reference rate plus one half (0.5%) percent, or LIBOR plus two and three-quarters (2.75%) percent, as the Company may request. The Company paid a facility fee to the bank of $50,000 on the closing date.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company used the initial funds provided by the loan, in the gross amount of $3,000,000, to repay existing bank debt at Walker of approximately $672,000, for the payment of approximately $742,000 to the former shareholders of our Quality subsidiary for monies due to them pursuant to the terms of the purchase of their company, and for working capital. A $500,000 letter of credit was also re-issued in favor of Walker's surety bonding company for performance and payment bond collateral requirements described above.

NOTE 7 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of Walker, the Company assumed a ten-year lease with a trust, of which, a certain officer of the Company is the trustee, for a building and land located in Fairfield, California, which is occupied by its Walker subsidiary. For the years ended April 30, 2005 and 2004 the rent paid for this lease was $88,000 and $56,000, respectively.

In connection with the acquisition of Clayborn, an additional $1,100,000 is due by September 30, 2007, payable in quarterly distributions to the Clayborn shareholders, by payment of 50% of the quarterly post tax profits, as defined, of Clayborn and the payment of the remainder on that date.

In connection with the acquisition of Heinz, a $200,000 non-interest bearing promissory note was issued. Of the $200,000, $75,000 was paid in April 2005, $75,000 is payable on the second anniversary of the closing date and $50,000 is payable on the third anniversary of the closing date.

In connection with the acquisition of Quality, approximately $742,000 of additional purchase price consideration was paid to the selling shareholders in June 2005 for working capital adjustments and income tax reimbursements.

NOTE 8 - RETIREMENT PLANS

The Company and its subsidiaries participate in employee savings plans under
Section 401(k) of the Internal Revenue Code pursuant to which eligible employees may elect to defer a portion of their annual salary by contributing to the plans. There were $8,800 and $4,000 in contributions made for the years ended April 30, 2005 and 2004, respectively.

The Company also contributes to multi-employer pension plans which provide benefits to union employees covered by a collective bargaining agreement. Cost of revenue includes approximately $2,178,000 and $1,210,000 for such costs for the years ended April 30, 2005 and 2004, respectively.

NOTE 9 - INCOME TAXES

The provision for income taxes for the years ended at April 30, 2005 and 2004 is summarized as follows:

                                          2005                  2004
                                    ----------------      ----------------
  Current
    Federal                         $        99,000       $       177,000
    State                                    87,096               117,800

  Deferred
    Federal                                 (76,000)              (49,000)
    State                                   (58,000)             (169,800)
                                    ----------------      ----------------
  Totals                            $        52,096       $        76,000
                                    ================      ================

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The actual provisions for income taxes reflected in the consolidated statements of operations for the years ended April 30, 2005 and 2004 differ from the amounts computed at the federal statutory tax rates. The principal differences between the statutory income tax expense and the effective provision for income taxes are summarized as follows:

                                                             2005            2004
                                                        --------------  --------------
Expected tax benefit at statutory rate (34%)                 ($12,000)       ($16,000)
State and local taxes, net of federal tax benefit              19,000          76,000
Increase in valuation allowance                                12,000          16,000
Other                                                          33,096               -
                                                        --------------  --------------
                                                        $      52,096         $76,000
                                                        ==============  ==============

The tax effects of temporary differences which give rise to deferred tax assets and liabilities is summarized as follows:

                                                                               2005           2004
                                                                         -------------------------------
  Deferred tax assets:
     Net operating loss carryforward                                     $    113,000       $    60,000
     Allowance for doubtful accounts                                           29,000            26,000
     Reserve for loss on work-in-progress                                      13,000                 -
     Customer lists                                                            10,000                 -
     Federal benefit of deferred state tax liabilities                         20,000            34,000
     Valuation allowance                                                      (73,000)          (60,000)
                                                                         -------------------------------
         Net deferred tax assets - current                                    112,000            60,000
                                                                         -------------------------------

  Deferred tax liabilities:
     Sec 481(a) adjustment for cash to accrual basis accounting
                                                          - current          (104,000)         (106,000)
                                                          - long term               -          (106,000)
  Non-deductible amortization of purchase price
          Inventory - current                                                 (15,000)          (29,000)
          Fixed assets - long term                                           (117,000)         (132,000)
          Goodwill  - long term                                               (65,000)                -
     Federal benefit of deferred state tax liabilities - current              (20,000)                -
          Customer lists - long term                                         (257,000)         (168,000)
                                                                         -------------------------------
               Total                                                         (578,000)         (541,000)
                                                                         -------------------------------

  Net deferred tax liabilities                                           $   (466,000)      $  (481,000)
                                                                         ===============================

At April 30, 2005, the Company has net operating loss carryforwards for state tax purposes approximating $1,170,000 expiring through 2025. Due to the uncertainty of recognizing a tax benefit on these losses in certain states, the Company has provided a valuation allowance of $73,000 against the total deferred tax asset of $113,000 related to these losses.

NOTE 10 - STOCK OPTION PLAN

The Company established a nonqualified stock option plan pursuant to which options to acquire a maximum of 416,667 shares of the Company's common stock were reserved for grant (the "2002 Plan"). Under the terms of the 2002 Plan, the options, which expire five years after grant, are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. At April 30, 2005, there were 5,771 shares available for grant under the 2002 Plan. From time to time, the Company issues stock options to employees outside the plan. In 2005, the Company issued 44,000 stock options to employees outside the plan.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity of the employee stock option plan for the year ended April 30, 2005 and 2004:



                                          Number of         Weighted-average
                                           Shares            Exercise Price
                                        -------------       ----------------
  Outstanding, May 1, 2003                     6,418             $17.41
            Granted                          334,864             $12.31
            Cancelled                        (41,960)            $12.97
                                        -------------
  Outstanding, April 30, 2004                299,322             $12.49
            Granted                          266,890              $6.15
            Cancelled                       (111,316)             $6.58
                                        -------------
Outstanding, April 30, 2005                  454,896              $8.77
                                        =============       ================

The following is a summary of the status of stock options outstanding at April 30, 2005:

                                     Options outstanding                       Options exercisable
                          -------------------------------------------    --------------------------------
                                                 Weighted-average
                            Shares under       remaining life in
   Exercise prices             option                  years                Shares        Exercise price
----------------------    ----------------    -----------------------    -----------   ------------------
    $4.80 - 5.35                   80,764              4.75                  52,336      $4.80 - 5.35
     6.10 - 9.00                  257,131              4.08                 241,174       6.10 - 9.00
    10.92 - 14.40                  77,248              3.38                  61,263      10.92 - 14.40
    15.00 - 18.60                  29,335              1.62                  29,335      15.00 - 18.60
    19.92 - 27.96                  10,418              3.10                  10,418      19.92 - 27.96
                          ----------------                               -----------
        Total                     454,896                                   394,526
                          ================                               ===========

The weighted-average fair value of options on the grant date was $6.15 and $12.31, respectively, for options granted during the years ended April 30, 2005 and 2004.

NOTE 11 - SHAREHOLDERS' EQUITY

On November 16, 2004, the Company sold an aggregate of 2,083,887 shares of common stock and 2,083,887 common stock purchase warrants to eight investors for $10,000,000, The common stock and the warrants were issued in a private placement transaction pursuant to Section 4(2) under the Securities Act of 1933. Pursuant to the terms of sale, the Company filed a resale registration statement on December 30, 2004 covering the common stock and the common stock issuable upon exercise of the warrants, which was declared effective by the SEC on January 18, 2005.

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

The Company paid the placement agent of the offering a cash fee of $650,000 or 6.5% of the proceeds of the offering. In addition, the placement agent received warrants to purchase 62,500 shares of common stock, exercisable for a period of five years at an exercise price of $8.40 per share. The Company also paid a finders' fee of $100,000 to another third party in connection with the offering and incurred other related costs of $112,095. Accordingly, the Company received net proceeds of $9,137,905 from the offering.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In connection with the sale of the common stock and warrants, the Company effectuated a one-for-twelve reverse stock split of its outstanding common stock on January 10, 2005.

The following table summarizes the activity of the common stock purchase warrants for the year ended April 30, 2005 and 2004:

                                          Number of         Weighted Average
                                           Shares            Exercise Price
                                        -------------       ---------------
  Outstanding, May 1, 2003                         -           $          -
              Issued                         425,784           $      10.57
                                        -------------
  Outstanding, April 30, 2004                425,784           $      10.57
              Issued                       2,146,387           $       8.40
                                        -------------
  Outstanding, April 30, 2005              2,572,171           $       8.76
                                        =============       ===============

NOTE 12 - SEGMENT REPORTING

The Company's reportable segments are determined and reviewed by management based upon the nature of the services, the external customers and customer industries and the sales and distribution methods used to market the products. The Company has two reportable segments: wireless infrastructure services and specialty communication systems. Management evaluates performance based upon
(loss) income before income taxes. Corporate includes corporate salaries and external professional fees, such as accounting, legal and investor relations costs which are not allocated to the other subsidiaries. Corporate assets include cash, prepaid expenses and deferred tax assets. Segment results for the years ended April 30, 2005 and 2004 are as follows:

                               As of/Year ended April 30, 2005                          As of/Year ended April 30, 2004
                                  Wireless        Specialty                                 Wireless        Specialty
                  Corporate    Infrastructure   Communication       Total     Corporate   Infrastructure  Communication      Total
                  ---------    --------------   -------------       -----     ---------   --------------  -------------      -----
Revenue          $       -      $8,651,555      $31,496,678    $40,148,233    $      -     $4,568,714     $17,507,532   $22,076,246

Depreciation
and
Amortization     $  20,423         161,485          500,489        682,397    $     98         40,054         342,358       382,510

(Loss)
income         ($1,206,486)     $  783,014      $   390,286       ($33,186)  ($924,882)    $  361,160     $   515,535      ($48,187)
before
income taxes
Goodwill         $       -      $2,479,410      $11,482,232    $13,961,642    $      -     $2,698,343     $ 5,983,527   $ 8,681,870

Total assets     1,169,887      $4,604,335      $24,402,489    $30,176,711    $803,082     $6,387,166     $13,691,849   $20,882,097

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has entered into employment contracts ranging from two to four years with its executive officers. The aggregate base salary commitments under these contracts at April 30, 2005 are approximately $1,800,000.

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

Lease Commitments

The Company leases its office facilities pursuant to non-cancelable operating leases expiring through February 2011. The Company also has non-cancelable vehicle leases. The minimum rental commitments under these non-cancelable leases at April 30, 2005 are summarized as follows:

  Year ending April 30,
      2006                               $          386,054
      2007                                          328,490
      2008                                          237,096
      2009                                          121,568
      2010                                          105,941
      Thereafter                                     90,480
                                         -------------------
  Total minimum lease payments           $        1,269,629
                                         ===================

Rent expense for all operating leases was approximately $358,000 and $260,000 in 2005 and 2004, respectively.

Walker Comm, Inc. Acquisition

In connection with the acquisition of Walker, the Company assumed a ten-year lease with a trust, of which, a certain officer of the Company is the trustee, for a building and land located in Fairfield, California, which is occupied by its Walker subsidiary.

Clayborn Contracting Group, Inc. Acquisition

In connection with the acquisition of Clayborn, an additional $1,100,000 is due by September 30, 2007, payable in quarterly distributions to the Clayborn shareholders, by payment of 50% of the quarterly post tax profits as defined, of Clayborn and the payment of the remainder on that date.

Heinz Corporation Acquisition

In connection with the acquisition of Heinz, a $200,000 non-interest bearing promissory note was issued. Of the $200,000, $75,000 is payable on the second anniversary of the closing date and $50,000 is payable on the third anniversary of the closing date.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation as of April 30, 2005 was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation , our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were sufficiently effective as of that date to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

In connection with its review of the Company's financial statements for the three and nine months ended January 31, 2005, J.H. Cohn LLP, the Company's independent registered public accounting firm brought to the attention of the Company's management and Audit Committee that the Company had initially understated its provision for income taxes by improperly reversing deferred tax liabilities arising from an acquisition. The Company subsequently adopted additional procedures to address this deficiency, including consulting a third party income tax consultant to review the Company's income tax provision.

Changes in internal controls. There were no changes in the Company's internal controls over financial reporting, except for the changes in procedures referred to in the preceding paragraph, that occurred during the quarter ended April 30, 2005, that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 8B - OTHER INFORMATION


None


ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTRS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following persons are our executive officers and directors as of the date hereof:

           NAME                 AGE             OFFICES HELD
----------------------------  --------      --------------------------
Andrew Hidalgo                  49          Chairman, Chief Executive
                                            Officer and Director
Joseph Heater                   41          Chief Financial Officer
Donald Walker                   42          Executive Vice President
James Heinz                     43          Executive Vice President
Richard Schubiger               39          Executive Vice President
Norm Dumbroff                   44          Director
Neil Hebenton                   49          Director
Gary Walker                     50          Director
William Whitehead               49          Director

Andrew Hidalgo, Chairman and Chief Executive Officer

Mr. Hidalgo has been Chairman of the Board and Chief Executive Officer of the Company since its inception in May 2002 and served in the same capacity with the predecessor companies WPCS, Inc. and WPCS Holdings, Inc. since September 2000. He is responsible for the Company's operations and direction. Prior to that, Mr. Hidalgo held various positions in operations, sales and marketing with Applied Digital Solutions, the 3M Company, Schlumberger and General Electric. He attended Fairfield University in Fairfield, Connecticut where he majored in Marketing and Finance.

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

James Heinz, Executive Vice President

Mr. Heinz has been Executive Vice President since April 2004. Mr. Heinz was the founder of Heinz Corporation and its President since January 1994 until its acquisition by WPCS in April 2004. Mr. Heinz has over twenty years of project engineering experience in civil and commercial construction projects with over ten years specifically dedicated to wireless infrastructure services. Mr. Heinz is the Chairman of the Construction Advisory Board for Southern Illinois University and a general advisory member of the School of Engineering. He holds a B.S. degree in construction management from Southern Illinois University.

Richard Schubiger, Executive Vice President

Mr. Schubiger has been Executive Vice President since November 2004. Mr. Schubiger was a co-founder of Quality Communications and its President since December 1995 until its acquisition by WPCS in November 2004. Mr. Schubiger has over twenty years of experience in the wireless communications industry and has been involved with all facets including sales, service, design and project management. Prior to establishing Quality Communications, Mr. Schubiger worked for Motorola, Inc., designing and supporting major wireless systems for commercial and government users. Mr. Schubiger had a distinguished career in the United States Marine Corps where he served as a wireless engineering specialist involved with deployments throughout North America, Asia and Europe

Directors:

Norm Dumbroff

Mr. Dumbroff became a Director of WPCS in November 2002. He has been the Chief Executive Officer of Wav Incorporated since April 1990, a distributor of wireless products in North America. Prior to Wav Incorporated, Mr. Dumbroff was an engineer for Hughes Aircraft. He holds a B.S. degree in Computer Science from Albright College.

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

Gary Walker

Mr. Walker became a director of WPCS in December 2002. He is currently the president of the Walker Comm subsidiary for WPCS International, a position he has held since November 1996. Prior to his involvement at Walker Comm, Mr. Walker had a distinguished career with the U.S. Navy and also held an elected political position in Fairfield, California. He holds a B.A. in Business Management from St. Mary's College in Moraga, California.

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

Board of Directors

All of our directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors serve without compensation and without other fixed remuneration. Directors are entitled to receive stock options under our 2002 Stock Option as determined by the Board of Directors. We reimburse our directors for expenses incurred in connection with attending Board meetings.

The following is a summary of the committees our directors serve.

Audit Committee
----------------

We have an Audit Committee currently consisting of William Whitehead , Norm Dumbroff and Neil Hebenton, with Mr. Whitehead elected as Chairman of the Committee. Our board of directors has determined that each of Messrs. Whitehead, Dumbroff and Hebenton are "independent" as that term is defined under applicable SEC rules and under the current listing standards of the Nasdaq Stock Market. Mr. Whitehead is our audit committee financial expert. The Audit Committee was expanded in December 2004 and met once after formation and prior to the filing of this Form 10-KSB. The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee.

The Audit Committee's responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent auditors,
(ii) appointing, replacing and discharging the independent auditors, (iii) pre-approving the professional services provided by the independent auditors,
(iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditors, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditors. The Audit Committee also prepares the Audit Committee report that is required pursuant to the rules of the SEC.

Executive Committee
-------------------

We have an Executive Committee currently consisting of Norm Dumbroff, Neil Hebenton and William Whitehead, with Mr. Dumbroff elected as Chairman of the Committee. The Board of Directors has determined that all of the members are "independent" under the current listing standards of the Nasdaq Stock Market. The Executive Committee was formed in December 2004 and has not met to date. The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Executive Committee.

The Executive Committee has responsibility for assisting the Board of Directors in, among other things, evaluating and making recommendations regarding the compensation of the executive officers and directors of the Company; assuring that the executive officers are compensated effectively in a manner consistent with the stated compensation strategy of the Company; producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC; periodically evaluating the terms and administration of the Company's incentive plans and benefit programs and monitoring of compliance with the legal prohibition on loans to directors and executive officers of the Company.

Nominating Committee
--------------------

We have a Nominating Committee currently consisting of Neil Hebenton, Norm Dumbroff and William Whitehead, with Mr. Hebenton elected as Chairman of the Committee. The Board of Directors has determined that all of the members are "independent" under the current listing standards of the Nasdaq Stock Market. The Nominating Committee was designated by the Board of Directors in February 2005 and has not met to date.

The Nominating Committee has responsibility for assisting the Board in, among other things, effecting Board organization, membership and function including identifying qualified Board nominees; effecting the organization, membership and function of Board committees including composition and recommendation of qualified candidates; establishment of and subsequent periodic evaluation of successor planning for the chief executive officer and other executive officers; development and evaluation of criteria for Board membership such as overall qualifications, term limits, age limits and independence; and oversight of compliance with the Corporate Governance Guidelines. The Nominating Committee shall identify and evaluate the qualifications of all candidates for nomination for election as directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to us during fiscal year 2005 and 2004, we are not aware of any director, officer or beneficial owner of more than ten percent of our Common Stock that failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 on a timely basis during fiscal year 2005.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received during the fiscal years ended April 30, 2005, 2004, and 2003 by the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers based on salary and bonus earned during the 2005 fiscal year.

                          Summary Compensation Table

                                                   Annual Compensation                     Long Term Compensation
                                             ------------------------------  -------------------------------------------------------
                                                               Other Annual  Restricted   Securities
                                             Salary     Bonus  Compensation    Stock      Underlying     LTIP         All Other
 Name and Principal Position          Year     ($)       ($)       ($)         Awards     Options (5)   Payouts     Compensation ($)
----------------------------------- ------ --------- --------- ------------- ----------- ------------ ------------ -----------------


Andrew Hidalgo                        2005   168,000         -         -             -       154,167            -            -

  Chairman, Chief Executive Officer   2004   154,500    17,000         -             -             -            -            -

  and Director                        2003   141,000         -         -             -             -            -            -


Donald Walker                         2005   140,000    10,269         -             -             -            -            -

  Executive Vice President (1)        2004   140,000    26,962         -             -        16,667            -            -

                                      2003   41,160      2,669


Gary Walker                           2005   140,000    10,269                       -         2,084            -            -

  President-Walker and Director (2)   2004   140,000    26,962         -             -        16,667            -            -

                                      2003   42,333      2,669                       -             -            -            -


James Heinz                           2005   140,000         -                                10,000            -            -

Executive Vice President (3)          2004   10,231          -         -             -             -            -            -


Joseph Heater                         2005   132,000         -         -             -        35,000            -            -

Chief Financial Officer (4)           2004   95,500      8,000         -             -        33,334            -            -

     (1) Mr. Walker has served as Executive Vice President since December 30, 2002.

     (2) Mr. Walker has served as President of Walker and as a Director since December 30, 2002.

     (3)  Mr. Heinz has served as Executive Vice President since April 2, 2004.

     (4)  Mr. Heater has served as Chief Financial Officer since July 15, 2003.

     (5) The number of securities under options granted reflects the number of WPCS shares that may be purchased upon the exercise of options. The Company does not have any outstanding stock appreciation rights.

Option Grants During 2005 Fiscal Year

The following table provides information related to options granted to the named executive officers during the 2005 fiscal year. The Company does not have any outstanding stock appreciation rights.

                        No. of       % of Total
                      Securities       Options
                     Underlying       Granted to     Exercise
                   Options Granted   Employees in    Price (
           Name          (#)         Fiscal Year     $/Sh)    Expiration Date
--------------------------------------------------------------------------------
Andrew Hidalgo                         57.8%                        10/6/2009
                        154,167                       6.60

Gary Walker               2,084         0.8%          4.80         12/20/2009

James Heinz              10,000         3.8%          5.25           2/1/2010

Joseph Heater            25,000         9.4%          6.60          10/6/2009

Joseph Heater            10,000         3.8%          5.25           2/1/2010


Aggregated Option Exercises During 2005 Fiscal Year and Fiscal Year-End Option Values

The following table provides information related to employee options exercised by the named executive officers during the 2005 fiscal year and number and value of such options held at fiscal year-end.

                                                                Number of Securities            Value of Unexercised
                                                               Underlying Unexercised           In-the-Money Options at
                         Shares          Value              Options at Fiscal Year- End (#)    Fiscal Year- End ($) (1)
                        Acquired                          ---------------------------------    --------------------------
          Name        on Exercise (#)   Realized           Exercisable     Unexercisable       Exercisable    Unexercisable
-----------------------------------------------------     ---------------- ----------------    -------------- ----------------


Andrew Hidalgo                -                -              154,167                 -                  -               -

Gary Walker                   -                -                2,084                 -                  -               -

James Heinz                   -                -               10,000                 -                  -               -

Joseph Heater                 -                -               25,000                 -                  -               -

Joseph Heater                 -                -               10,000                 -                  -               -



     (1). Value based on the closing price of $4.95 per share on April 29, 2005, less the option exercise price.

EMPLOYMENT AGREEMENTS

Contract with Andrew Hidalgo

On February 1, 2005, the Company entered into a three-year employment contract with the Chairman and Chief Executive Officer of the Company. Upon each one year anniversary of the agreement, the agreement will automatically renew for another three years from the anniversary date. The base salary under the agreement is $168,000 per annum, plus benefits.

Contract with Joseph Heater

On June 1, 2005, the Company entered into a three-year employment contract with the Chief Financial Officer. Upon each one year anniversary of the agreement, the agreement will automatically renew for another three years from the anniversary date The base salary under the agreement is $140,000 per annum, plus benefits.

Contract with Donald Walker

On December 30, 2002, the Company entered into a four-year employment contract with an option to renew for an additional year, with the President of Walker, who is also an Executive Vice President of the Company. The base salary under the agreement is $140,000 per annum, plus benefits.

Contract with Gary Walker

On December 30, 2002, the Company entered into a four-year employment contract with an option to renew for an additional year, with the President of Walker, who is also a Director of the Company. The base salary under the agreement is $140,000 per annum, plus benefits.

Contract with James Heinz

On April 2, 2004, the Company entered into a three-year employment contract with James Heinz, the President of Heinz, who is also an Executive Vice President of the Company. The base salary under the agreement is $140,000 per annum, plus benefits.

Contract with Richard Schubiger

On November 24, 2004, the Company entered into a two-year employment contract with Richard Schubiger, the President of Quality, who is also an Executive Vice President of the Company. The base salary under the agreement is $120,000 per annum, plus benefits.

Code of Ethics

WPCS adopted a Code of Ethics for its officers, directors and employees. A copy of the Code of Ethics is incorporated by reference as an exhibit.

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables sets forth, as of July 15, 2005, the number of and percent of the Company's common stock beneficially owned by: (1) all directors and nominees, naming them, (2) our executive officers, (3) our directors and executive officers as a group, without naming them, and (4) persons or groups known by us to own beneficially 5% or more of our common stock. The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from July 15, 2005 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of July 15, 2005 have been exercised and converted.


                                                   NUMBER OF
                                                    SHARES
NAME AND ADDRESS                                 BENEFICIALLY   PERCENTAGE OF
OF OWNER                        TITLE OF CLASS      OWNED         CLASS (2)
----------------------------------------------------------------------------



Andrew Hidalgo                  Common Stock      583,384 (3)         14.67%
One East Uwchlan Avenue
Exton, PA 19341

Donald Walker                   Common Stock       37,721 (3)            *
One East Uwchlan Avenue
Exton, PA 19341

James Heinz                     Common Stock       69,524 (3)          1.81%
One East Uwchlan Avenue
Exton, PA 19341

Richard Schubiger               Common Stock       10,000 (3)            *
One East Uwchlan Avenue
Exton, PA 19341

Joseph Heater                   Common Stock       68,334 (3)          1.76%
One East Uwchlan Avenue
Exton, PA 19341

Norm Dumbroff                   Common Stock       75,002 (3)          1.96%
One East Uwchlan Avenue
Exton, PA 19341

Neil Hebenton                   Common Stock        6,252 (3)            *
One East Uwchlan Avenue
Exton, PA 19341

Gary Walker                     Common Stock       96,315 (3)          2.51%
One East Uwchlan Avenue
Exton, PA 19341

William Whitehead               Common Stock       17,419 (3)            *
One East Uwchlan Avenue
Exton, PA 19341

All Officers and Directors      Common Stock      963,951 (3)         23.39%
As a Group (9 persons)

Barron Partners LP              Common Stock      535,340 (4)         12.29%
730 Fifth Avenue, 9th Floor
New York, NY 10019

Special Situations Private      Common Stock    1,016,668 (4)         23.41%
  Equity Fund, L.P.
153 E. 53rd Street, 55th Floor
New York, NY 10022

Special Situations Fund         Common Stock    1,423,534 (4)         31.28%
  III, L.P.
153 E. 53rd Street, 55th Floor
New York, NY 10022

SF Capital Partners Ltd.        Common Stock      310,466 (4)          7.70%
3600 South Lake Drive
St. Francis, WI 53235

Carrhae & Co.                   Common Stock      208,334 (4)          5.31%
150 E. Social Hall Avenue
4th Floor
Salt Lake City, UT 84111

*  Less than 1%.

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of July 15, 2005 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Based on 3,821,385 shares of common stock issued and outstanding.

(3) Includes the following number of shares of common stock which may be acquired by certain officers and directors through the exercise of stock options which were exercisable as of July 15, 2005 or become exercisable within 60 days of that date: Andrew Hidalgo, 154,167 shares; Donald Walker, 16,667 shares; James Heinz, 10,000 shares; Richard Schubiger, 10,000 shares; Joseph Heater, 68,334 shares, Norm Dumbroff, 4,168 shares; Neil Hebenton, 6,252 shares; Gary Walker, 18,751 shares; William Whitehead, 10,419 shares; and all officers and directors as a group, 298,758 shares.

(4) Includes the following number of shares of common stock which may be acquired through the exercise of common stock purchase warrants which were exercisable as of July 15, 2005 or become exercisable within 60 days of that date: Barron Partners LP, 535,340 shares; Special Situations Fund Private Equity Fund, L.P., 520,834 shares; Special Situations Fund III, L.P., 729,167 shares; SF Capital Partners Ltd., 208,334 shares; and Carrhae & Co., 104,167 shares.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about the shares of the Company's common Stock that may be issued upon the exercise of options granted to employees under the 2002 Stock Option Plan, which were approved by the Board of Directors, as well as shares that may be issued upon the exercise of options under the 2002 Stock Option Plan, which were not approved by the Board of Directors.

                                                                                                  (c)
                                                                                          Number of securities
                                             (a)                       (b)               remaining available for
                                     Number of securities        Weighted-average        future issuance under
                                      to be issued upon         exercise price of       equity compensation plans
                                         exercise of               outstanding            excluding securities
                                    outstanding options,        options, warrants        reflected in column (a)
       Plan Category                 warrants and rights            and rights                     (1)
-----------------------------      ------------------------    ---------------------    ---------------------------
Equity compensation plans
approved by security holders                       410,896                    $9.25                          5,771


Equity compensation plans
not approved by security                            44,000                    $5.25                              -
holders (2)

                                   ------------------------    ---------------------    ---------------------------
Total                                              454,896                    $8.77                          5,771
                                   ========================    =====================    ===========================

(1) The Company established a nonqualified stock option plan pursuant to which options to acquire a maximum of 416,667 shares of the Company's common stock were reserved for grant. As of April 30, 2005, included above are 348,227 shares issuable upon exercise of options granted to employees and directors, and 62,669 shares granted to outside consultants.

(2)  Includes 44,000 shares issuable to employees outside the plan.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At the time of the following transactions, there were no affiliations between us and the other parties. As a result of these transactions, the other parties became affiliates. The transactions were ongoing after the close resulting in payoffs to the other parties who became affiliates.

In connection with the acquisition of Walker, we assumed a lease with a trust, of which, a certain officer is the trustee, for a building and land located in Fairfield, California, which is occupied by our Walker Comm subsidiary. The lease calls for monthly rental payments of $4,642, with annual increases, calculated using the San Francisco-Oakland-San Jose Consolidated Metropolitan Statistical Area Consumer Price Index. For the years ended April 30, 2005, and 2004, the rent paid for this lease was $88,000 and $56,000, respectively.

On August 22, 2003, we acquired all of the outstanding shares of Clayborn in exchange for an aggregate $900,000 cash consideration and 68,871 newly issued shares of our common stock. An additional $1,100,000 is due by September 30, 2007, payable in quarterly distributions, by payment to the Clayborn shareholders of 50% of the quarterly post tax profits, as defined, of Clayborn and a final payment of any remaining balance on that date.

On April 2, 2004, we acquired all of the issued and outstanding common stock of Heinz. We acquired all of the issued and outstanding shares of Heinz for $1,000,000, as follows: (1) $700,000 of our common stock, based on the closing price of our common stock on March 30, 2004 of $11.76 per share, for an aggregate of 59,524 newly issued shares of the Company's common stock and (2) $300,000 total cash consideration, of which $100,000 was paid at closing and a $200,000 non-interest bearing promissory note. Of the $200,000, $75,000 was paid in April 2005, $75,000 is payable on the second anniversary of the closing date and $50,000 is payable on the third anniversary of the closing date.

On November 24, 2004, we acquired all of the issued and outstanding common stock of Quality. The aggregate consideration paid by the Company to the Quality selling shareholders, net of acquisition transaction costs, was $7,442,295, of which $6,700,000 was paid at closing. Additional purchase price adjustments of $742,295 were paid in June 2005 to settle working capital adjustments and income tax reimbursements related to the Company electing to make an Internal Revenue Code 338 (h) (10) election. For income tax purposes, this election results in a stepped up basis of assets and liabilities and will result in future income tax deductions.

ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 8-K.

Exhibits:

  Number      Exhibit

   3.1        Certificate of Incorporation, with amendments (1)
   3.2        By-Laws (1)
   4.1        Certificate of Designation - Series A Preferred Stock (1)
   4.2        Certificate of Designation - Series B Preferred Stock (2)
   4.3        Certificate of Designation - Series C Preferred Stock (3)
   4.4        2002 Employee Stock Option Plan (3)
   4.5        Form of 2003 Warrant (3)
   4.6        Form of Common Stock Purchase Warrant (4)
   10.1       Andrew Hidalgo Employment Agreement (5)
   10.2       Donald Walker Employment Agreement (3)
   10.3       Gary Walker Employment Agreement (3)
   10.4       Joseph Heater Employment Agreement
   10.5       James Heinz Employment Agreement (5)
   10.6       Richard Schubiger Employment Agreement (8)
   10.8       Agreement and Plan of Merger by and among WPCS International
              Incorporated and Clayborn Contracting Group made as of the 22nd day of August, 2003 (6)
   10.9       Agreement and Plan of Merger by and among WPCS International
              Incorporated and Heinz Corporation made as of the 2nd day of
              April, 2004 (7)
   10.10      Stock Purchase Agreement among WPCS International Incorporated and Richard Schubiger, Matthew Haber and Brian Fortier, dated as of November 24, 2004 (8)
   10.11      Securities Purchase Agreement, dated as of November 16, 2004 (4)
   10.12      Form of Registration Rights Agreement, dated as of November 16,
              2004 (4)
   10.13      Credit Agreement with Bank Leumi USA, dated as of June 3, 2005
              (9)
   10.14      Form of Security Agreement with Bank Leumi, dated as of June 3,
              2005 (9)
   14         Code of Ethics (3)
   31.1       Certification of Principal Executive Officer pursuant to Rule
              13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
   31.2       Certification of Principal Financial Officer pursuant to Rule
              13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
   32.1       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief
              Executive Officer)
   32.2       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief
              Financial Officer)

1. Incorporated by reference from the Company's registration statement on Form SB-2 (Commission File # 333-38802).
2. Incorporated by reference to the Company Annual Report on Form 10-KSB for the year ended April 30, 2002.
3. Incorporated by reference to the Company Annual Report on Form 10-KSB for the year ended April 30, 2003.
4. Incorporated by reference to the Company's registration statement on Form S-2 (Commission File # 333-121757)
5. Incorporated by reference from the Company's registration statement on Form SB-2 (Commission File # 333-109522).
6. Incorporated by reference to the Company Current Report on Form 8-K, dated as of August 29, 2003.
7. Incorporated by reference to the Company Current Report on Form 8-K, dated as of April 9, 2004.
8. Incorporated by reference to the Company Current Report on Form 8-K, dated as of November 30, 2004.
9. Incorporated by reference to the Company Current Report on Form 8-K, dated June 3, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the years ended April 30, 2005 and 2004, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $133,000 and $115,500, respectively.

Audit Related Fees. We incurred fees to our auditors of $39,473 and $21,511, respectively, for audit related fees during the fiscal years ended April 30, 2005 and 2004.

Tax Fees. We incurred fees to auditors of $3,900 and $2,115, respectively, for tax compliance services during the fiscal years ended April 30, 2005 and 2004.

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

        WPCS INTERNATIONAL INCORPORATED


        /s/ ANDREW HIDALGO
        ------------------
            Andrew Hidalgo,
            Chief Executive Officer
            (principal executive officer)


        /s/ JOSEPH HEATER
        -----------------
            Joseph Heater,
            Chief Financial Officer
            (principal accounting officer)

Date: July 28, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities as on July 28, 2005.



        /s/ ANDREW HIDALGO
        -----------------
            Andrew Hidalgo,
            Chairman of the Board


        /s/NORM DUMBROFF
        ----------------
           Norm Dumbroff,
           Director


        /s/NEIL HEBENTON
        ----------------
           Neil Hebenton,
           Director



        /s/ GARY WALKER
        ---------------
            Gary Walker,
            Director



        /s/ WILLIAM WHITEHEAD
        ---------------------
            William Whitehead,
            Director