Form 10QSB
period 2005-07-31
WPCS INTERNATIONAL INC
filed 2005-09-14
CIK 1086745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 3,821,385 shares issued and outstanding as of August 11, 2005.

         WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES


                              INDEX


PART I    FINANCIAL INFORMATION

          ITEM 1       Condensed consolidated balance sheets at July 31, 2005 (unaudited) and
                       April 30, 2005                                                                 3 - 4

                       Condensed consolidated statements of income for the three months ended
                       July 31, 2005 and 2004 (unaudited)                                               5

                       Condensed consolidated statement of shareholders' equity for the three
                       months ended July 31, 2005 (unaudited)                                           6

                       Condensed consolidated statements of cash flows for the three months ended
                       July 31, 2005 and 2004 (unaudited)                                             7 - 8

                       Notes to unaudited condensed consolidated financial statements                 9 - 17

          ITEM 2       Management's Discussion and Analysis of Financial Condition and Results of
                       Operations                                                                    18 - 26

          ITEM 3       Controls and Procedures                                                          27

PART II   OTHER INFORMATION

          ITEM 1       Legal proceedings                                                                28
          ITEM 2       Unregistered sales of equity securities and use of proceeds                      28
          ITEM 3       Defaults upon senior securities                                                  28
          ITEM 4       Submission of matters to a vote of security holders                              28
          ITEM 5       Other information                                                                28
          ITEM 6       Exhibits                                                                         28

          SIGNATURES                                                                                    29

          CERTIFICATIONS                                                                             31 - 33

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                              JULY 31,              APRIL 30,
                                             ASSETS                                            2005                   2005
                                                                                       -------------------    -------------------
                                                                                          (Unaudited)
CURRENT ASSETS:

       Cash and cash equivalents                                                        $       2,308,740     $          989,252
       Accounts receivable, net of allowance of $75,786 at
       July 31, 2005 and April 30, 2005                                                         9,784,349              9,907,316
       Costs and estimated earnings in excess of billings on
       uncompleted contracts                                                                    1,429,122                908,955
       Inventory                                                                                  818,662                885,624
       Prepaid expenses and other current assets                                                  835,410                536,331
       Deferred income taxes                                                                       77,000                112,000
                                                                                       -------------------    -------------------
          Total current assets                                                                 15,253,283             13,339,478


PROPERTY AND EQUIPMENT, net                                                                     1,574,813              1,560,271

CUSTOMER LISTS, net                                                                             1,083,972              1,158,388

GOODWILL                                                                                       14,027,312             13,961,642

DEBT ISSUANCE COSTS, net                                                                          150,174                      -

OTHER ASSETS                                                                                      167,044                156,932
                                                                                       -------------------    -------------------

          Total assets                                                                 $       32,256,598     $       30,176,711
                                                                                       ===================    ===================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES


                                                                                              JULY 31,              APRIL 30,
                       LIABILITIES AND SHAREHOLDERS' EQUITY                                    2005                   2005
                                                                                       -------------------    -------------------
                                                                                          (Unaudited)
CURRENT LIABILITIES:
       Borrowings under line of credit                                                 $                -     $          382,281
       Current portion of capital lease obligation                                                  1,399                  2,073
       Current portion of loans payable                                                           192,316                187,420
       Accounts payable and accrued expenses                                                    4,752,684              5,338,813
       Billings in excess of costs and estimated earnings on uncompleted contracts              1,478,919              1,204,491
       Due to shareholders                                                                        172,995                915,290
       Income taxes payable                                                                       287,151                 24,790
       Deferred income taxes                                                                      170,000                139,000
                                                                                       -------------------    -------------------
          Total current liabilities                                                             7,055,464              8,194,158

Borrowings under line of credit                                                                 3,000,000                      -
Loans payable, net of current portion                                                             290,758                261,455
Due to shareholders, net of current portion                                                       927,005                927,005
Deferred income taxes                                                                             313,000                439,000
                                                                                       -------------------    -------------------
          Total liabilities                                                                    11,586,227              9,821,618
                                                                                       -------------------    -------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

       Preferred Stock - $0.0001 par value, 5,000,000 shares
       authorized, none issued                                                                          -                      -

       Common Stock - $0.0001 par value, 75,000,000 shares authorized,
       3,821,385 shares issued and outstanding at July 31, 2005 and April 30, 2005                    382                    382
       Additional paid-in capital                                                              21,107,240             21,107,240
       Accumulated deficit                                                                       (437,251)              (752,529)
                                                                                       -------------------    -------------------

          Total shareholders' equity                                                           20,670,371             20,355,093
                                                                                       -------------------    -------------------

          Total liabilities and shareholders' equity                                   $       32,256,598     $       30,176,711
                                                                                       ===================    ===================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                                     Three Months Ended
                                                                                                         July 31,
                                                                                               2005                   2004
                                                                                       -------------------    -------------------
                                                                                                                      (Note 1)

REVENUE                                                                                       $12,171,639             $7,279,153
                                                                                       -------------------    -------------------

COSTS AND EXPENSES:
       Cost of revenue                                                                          9,130,091              5,619,587
       Selling, general and administrative expenses                                             2,263,955              1,392,691
       Depreciation and amortization                                                              211,467                122,031
                                                                                       -------------------    -------------------
          Total costs and expenses                                                             11,605,513              7,134,309
                                                                                       -------------------    -------------------

OPERATING INCOME                                                                                  566,126                144,844

OTHER EXPENSE:
       Interest expense                                                                            38,765                  1,113
                                                                                       -------------------    -------------------

INCOME BEFORE INCOME TAX PROVISION                                                                527,361                143,731

Income tax provision                                                                              212,083                 67,356
                                                                                       -------------------    -------------------

NET INCOME                                                                             $          315,278     $           76,375
                                                                                       ===================    ===================

Basic net income per common share                                                      $             0.08     $             0.04
                                                                                       ===================    ===================

Diluted net income per common share                                                    $             0.08     $             0.04
                                                                                       ===================    ===================

Basic weighted average number of common shares
outstanding                                                                                     3,821,385              1,737,498
                                                                                       ===================    ===================

Diluted weighted average number of common shares
outstanding                                                                                     3,835,335              1,768,783
                                                                                       ===================    ===================



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JULY 31, 2005
                                   (UNAUDITED)



                                   Preferred Stock               Common Stock          Additional                         Total
                         -----------------------------  -----------------------------   Paid-In       Accumulated     Shareholders'
                             Shares            Amount       Shares           Amount     Capital         Deficit          Equity
                         ------------- ---------------  -------------- -------------- ------------  --------------   ---------------
BALANCE, APRIL 30, 2005             -  $            -       3,821,385  $         382  $21,107,240      ($752,529)       $20,355,093



Net income                          -               -               -              -            -        315,278            315,278

                         ------------- ---------------  -------------- -------------- ------------  --------------   ---------------

BALANCE, JULY 31, 2005              -  $            -       3,821,385  $         382  $21,107,240      ($437,251)       $20,670,371
                         ============= ===============  ============== ============== ============  ==============   ===============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    Three Months Ended
                                                                                                         July 31,
                                                                                               2005                    2004
                                                                                       -------------------    -------------------

OPERATING ACTIVITIES :
     Net income                                                                        $          315,278     $           76,375
     Adjustments to reconcile net income to net cash used in operating activities:
        Depreciation and amortization                                                             211,467                122,031
        Amortization of debt issuance costs                                                         8,613                      -
        Amortization of unearned consulting services                                                    -                 12,853
        Deferred income taxes                                                                     (60,000)              (116,000)
     Changes in operating assets and liabilities, net of effects of acquisitions:
        Accounts receivable                                                                       120,817                202,647
        Costs and estimated earnings in excess of billings on uncompleted contracts              (520,167)              (421,419)
        Inventory                                                                                  66,962                 (2,222)
        Prepaid expenses and other current assets                                                (299,079)                23,654
        Other assets                                                                              (10,112)               (39,128)
        Accounts payable and accrued expenses                                                    (602,639)            (1,152,938)
        Billings in excess of costs and estimated earnings on uncompleted contracts               274,428               (109,725)
        Income taxes payable                                                                      248,843                163,987
                                                                                       -------------------    -------------------
NET CASH USED IN OPERATING ACTIVITIES                                                            (245,589)            (1,239,885)
                                                                                       -------------------    -------------------
INVESTING ACTIVITIES:
     Acquisition of property and equipment                                                        (99,705)               (65,012)
     Acquisition of Quality, net of cash received                                                (757,913)                     -
     Acquisition transaction costs                                                                 (4,303)               (19,803)
                                                                                       -------------------    -------------------
NET CASH USED IN INVESTING ACTIVITIES                                                            (861,921)               (84,815)
                                                                                       -------------------    -------------------

FINANCING ACTIVITIES:

     Equity issuance costs                                                                              -                (25,956)
     Debt issuance costs                                                                         (158,787)                     -
     Borrowings (repayments) under lines of credit                                              2,617,719               (156,000)
     Repayments of loans payable                                                                  (31,260)               (11,177)
     Payments of capital lease obligations                                                           (674)                  (608)
                                                                                       -------------------    -------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                             2,426,998               (193,741)
                                                                                       -------------------    -------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            1,319,488             (1,518,441)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    989,252              1,984,636
                                                                                       -------------------    -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $        2,308,740     $          466,195
                                                                                       ===================    ===================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                                   (Unaudited)

                                                                                                  Three Months Ended
                                                                                                       July 31,
                                                                                              2005                2004
                                                                                       -------------------    -------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest                                                                       $           31,322     $            2,057
                                                                                       ===================    ===================
        Income taxes                                                                   $           31,265     $           21,568
                                                                                       ===================    ===================
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
        Reversal of accruals established in purchase accounting                        $            2,150     $           51,790
                                                                                       ===================    ===================

        Issuance of notes for property and equipment                                   $           65,459     $           25,930
                                                                                       ===================    ===================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2005 included in the Company's annual report on Form 10-KSB. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Operating results for the three month period ended July 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2006. Certain reclassifications have been made to prior period financial statements to conform to the current presentation.

The accompanying unaudited condensed consolidated financial statements include the accounts of WPCS International Incorporated ("WPCS") and its wholly-owned subsidiaries, WPCS Incorporated , Invisinet, Inc. ("Invisinet"), Walker Comm, Inc. ("Walker"), Clayborn Contracting Group, Inc. ("Clayborn"), Heinz Corporation ("Heinz"), and Quality Communications & Alarm Company ("Quality") from November 24, 2004 (date of acquisition), collectively the "Company".

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

On November 24, 2004, we acquired all of the issued and outstanding common stock of Quality. The aggregate consideration paid by the Company to the Quality selling shareholders, net of acquisition transaction costs of $176,356 was $7,457,913, of which $6,700,000 was paid at closing. Additional purchase price adjustments of $757,913 were paid in June 2005 to settle working capital adjustments and income tax reimbursements related to the Company electing to make an Internal Revenue Code 338 (h) (10) election. For income tax purposes, this election results in a stepped up basis of assets and liabilities and will result in future income tax deductions.

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

GOODWILL
--------

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

SFAS No. 142 requires that goodwill be tested for impairment upon adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of the business acquired (reporting unit) and compare it to the carrying value, including goodwill, of such business (reporting unit). If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step based on the excess, if any, of the reporting unit's carrying value over its fair value.

The Company determines the fair value of the businesses acquired for purposes of the initial test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. The Company performs its annual impairment test during the fourth quarter absent any interim impairment indicators.

Changes in goodwill during the three months ended July 31, 2005 are as follows:

Beginning balance, May 1, 2005                            $     13,961,642

Additional transaction costs for prior acquisitions                  4,303
Quality acquisition purchase price adjustments                      61,367
                                                          -----------------

Ending balance, July 31, 2005                             $     14,027,312
                                                          =================

REVENUE RECOGNITION
-------------------

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

EARNINGS PER SHARE
------------------

Earnings per common share is computed pursuant to SFAS No. 128, "Earnings Per Share" ("EPS"). Basic income per common share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock options, restrictive stock awards, warrants and other convertible securities. At July 31, 2005, the Company had 445,260 stock options and 2,572,171 warrants outstanding which are potentially dilutive securities. At July 31, 2004, the Company had 229,873 stock options and 425,784 warrants outstanding which were potentially dilutive securities.

For the three months ended July 31, 2005, 392,924 stock options and 2,509,671 warrants were not included in the computation of fully diluted earnings per share, because the stock option and warrant exercise prices exceeded the market price of the common stock and, therefore, the effects would be antidilutive. The assumed conversion of the remaining 52,336 stock options and 62,500 warrants resulted in a 13,950 share increase in weighted average shares for fully diluted earnings per share.

USE OF ESTIMATES
----------------

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. The most significant estimates relate to the calculation of percentage-of-completion on uncompleted contracts, allowance for doubtful accounts, valuation of inventory, useful life of customer lists, deferred tax valuation allowance, the fair values of the assets and liabilities of purchased businesses

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


and the factors related to determining if goodwill is impaired. Actual results could differ from those estimates.

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

QUALITY
-------

On November 24, 2004, the Company acquired all of the issued and outstanding common stock of Quality. The aggregate consideration paid by the Company to the Quality selling shareholders, net of acquisition transaction costs of $176,356, was $7,457,913, of which $6,700,000 was paid at closing. Additional purchase price adjustments of $757,913 were paid in June 2005 to settle working capital adjustments and income tax reimbursements related to the Company electing to make an Internal Revenue Code 338 (h) (10) election. For income tax purposes, this election results in a stepped up basis of assets and liabilities and will result in future income tax deductions.

Quality is a Lakewood, New Jersey based provider of specialty communication services. The acquisition of Quality gives the Company additional project engineering expertise for specialty communication opportunities, broadens its customer base especially in the public safety sector and gaming industry, and expands its geographic presence in the Northeastern United States.

A valuation of certain assets, including property and equipment, and list of major customers, was completed and the Company internally determined the fair value of its other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approaches.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



The purchase price allocation, as adjusted, has been determined as follows:

Assets purchased:
    Cash                                               $            163,674
    Accounts receivable                                           2,124,587
    Inventory                                                       244,053
    Fixed assets                                                    481,575
    Prepaid expenses                                                 70,447
    Customer lists                                                  580,000
    Other assets                                                      6,000
    Goodwill                                                      5,559,058
                                                       ---------------------
                                                                  9,229,394
                                                       ---------------------
Liabilities assumed:
    Accounts payable                                               (929,246)
    Accrued expenses                                               (271,991)
    Income taxes payable                                            (98,181)
    Line of credit borrowings                                      (135,129)
    Notes payable                                                  (160,578)
                                                       ---------------------
                                                                 (1,595,125)
                                                       ---------------------
Purchase price                                         $          7,634,269
                                                       =====================

The following unaudited pro forma financial information presents the combined results of operations of the Company and Quality for the three months ended July 31, 2004 as if the acquisition had occurred on May 1, 2004, after giving effect to certain adjustments, including the issuance of the Company's common stock to finance the acquisition of Quality. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Quality been a single entity during the 2004 period.

                                                         THREE MONTHS ENDED
                                                           JULY 31, 2004
                                                       ---------------------

Revenue                                                $          9,708,685

Net income                                             $            162,827

Weighted average number of shares used in calculation:
       Basic net income per share                                 3,821,385
       Diluted net income per share                               3,852,670

Pro forma net income per common share:
       Basic                                           $               0.04
       Diluted                                         $               0.04

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Customer lists are amortized over a period of five to six years from the date of acquisition. The Company recorded amortization expense related to customer lists of $74,000 and $39,000 for the three months ended July 31, 2005 and 2004, respectively. With the exception of goodwill related to the Quality acquisition, any future goodwill impairments are not deductible for income tax purposes.

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following at July 31, 2005:

Costs incurred on uncompleted contracts                  $     23,353,164
Estimated contract profit                                       3,679,405
                                                         -----------------
                                                               27,032,569
Less: billings to date                                         27,082,366
                                                         -----------------

                    Net billings in excess                       ($49,797)
                                                         =================

Costs and estimated earnings in excess of billings       $      1,429,122

Billings in excess of costs and estimated earnings
  on uncompleted contracts                                      1,478,919
                                                         -----------------
                           Net billings in excess        $        (49,797)
                                                         =================

NOTE 5 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of Walker, the Company assumed a ten-year lease with a trust, of which a certain officer of the Company is the trustee, for a building and land located in Fairfield, California, which is occupied by its Walker subsidiary. For the three months ended July 31, 2005 and 2004, the rent paid for this lease was $22,000 and $23,000, respectively.

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

In connection with the acquisition of Quality, approximately $758,000 of additional purchase price consideration was paid to the selling shareholders in June 2005 for working capital adjustments and income tax reimbursements.

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


On June 3, 2005, the Company entered into a credit agreement with a new commercial bank. The credit agreement (the "Credit Agreement") provides for a revolving line of credit in an amount not to exceed $5,000,000, together with a letter of credit facility not to exceed $500,000. The Company also entered into security agreements with the bank, pursuant to which each subsidiary granted a security interest to the bank in all of their assets.

Pursuant to the terms of the Credit Agreement, the Company is permitted to borrow up to $3,000,000 under the revolving credit line, based upon eligible receivables. Once the Company has provided financial statements to the bank which evidence that the Company has earnings before interest, taxes, depreciation and amortization of (i) $750,000 for the quarter ended July 31, 2005, (ii) $750,000 for the quarter ended October 31, 2005, and (iii) $2,500,000 for the year ended April 30, 2006, the revolving commitment amount will be increased to $5,000,000. The Credit Agreement contains customary covenants, including but not limited to (i) restrictions on the permitted ratio of total unsubordinated liabilities to tangible net worth plus subordinated indebtedness,
(ii) the Company's total tangible net worth, (iii) working capital, (iv) minimum earnings before interest, taxes, depreciation and amortization, and (v) dividend restrictions. As of July 31, 2005, the Company was in compliance with the Credit Agreement covenants. The loan commitment shall expire on August 31, 2008. The Company may prepay the loan at any time.

Loans under the Credit Agreement bear interest at a rate equal to either the bank's reference rate plus one half (0.5%) percent, or LIBOR plus two and three-quarters (2.75%) percent, as the Company may request (6.125% as of July 31, 2005). The Company paid a facility fee to the bank of $50,000 on the closing date.

The Company used the initial funds provided by the loan, in the gross amount of $3,000,000, to repay existing bank debt at Walker of approximately $672,000, for the payment of approximately $758,000 to the former shareholders of our Quality subsidiary for monies due to them pursuant to the terms of the purchase of their company, and for working capital. A $500,000 letter of credit was also re-issued in favor of Walker's surety bonding company for performance and payment bond collateral requirements.

NOTE 7 - STOCK OPTION PLAN

The Company established a nonqualified stock option plan pursuant to which options to acquire a maximum of 416,667 shares of the Company's common stock were reserved for grant (the "2002 Plan"). Under the terms of the 2002 Plan, the options, which expire one to five years after grant, are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. At July 31, 2005, there were no shares available for grant under the 2002 Plan. From time to time, the Company issues stock options to employees outside the plan. Through July 31, 2005, the Company had issued 28,593 stock options to employees outside the plan that remained outstanding.

As currently permitted by SFAS 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to account for its stock-based compensation plans in accordance with the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

("APB 25"), "Accounting for Stock Issued to Employees". Under APB 25, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The exercise price of all options granted to employees has been equal to or greater than the fair market value at the date of grant and, accordingly, the Company has not recognized compensation expense associated with its stock option plan. By making that election, the Company is required under SFAS 123 to provide pro forma disclosures of net income and net income per common share as if the fair value based method of accounting had been applied. The following table illustrates the effect on net income and net income per common share for the three months ended July 31, 2005 and 2004, as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.

The Company applies the intrinsic value method in accounting for its stock-based compensation plan. Had the Company measured compensation under the fair value based method for stock options granted and amortized the cost over the related vesting period, the Company's net loss and net loss per share attributable to common shareholders would have been as follows:

                                                                              THREE MONTHS ENDED JULY 31,
                                                                                2005               2004
                                                                                ----               ----
Net income, as reported                                                        $ 315,278        $ 76,375

Deduct: total stock-based employee compensation
expense determined under fair value based method
for all awards, net of tax                                                       (18,343)        (35,228)
                                                                               ----------       ---------
Net income, pro forma                                                          $ 296,935        $ 41,147
                                                                               ==========       =========

Basic net income per share
     As reported                                                               $    0.08        $   0.04
     Pro forma                                                                 $    0.08        $   0.02

Diluted net income per share
     As reported                                                               $    0.08        $   0.04
     Pro forma                                                                 $    0.08        $   0.02

The fair value of each option granted was estimated on the date of grant using the Black-Scholes Option pricing model with the following assumptions. For the three months ended July 31, 2005, risk-free interest of 3.81%, dividend yield of 0%, expected life of 5 years and volatility of 35.5% were used. For the three months ended July 31, 2004, no options were granted.

SFAS 123(R) (revised December 2004), "Share-Based Payment", an amendment of SFAS 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As a result of the amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options beginning with its fiscal year ending April 30, 2007. The new standard will require the Company to expense the fair value of employee stock options and other share-based payments over the vesting period. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model.

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

NOTE 8 - SEGMENT REPORTING

The Company's reportable segments are determined and reviewed by management based upon the nature of the services, the external customers and customer industries and the sales and distribution methods used to market the products. The Company has two reportable segments: wireless infrastructure services and specialty communication systems. Management evaluates performance based upon
(loss) income before income taxes. Corporate includes corporate salaries and external professional fees, such as accounting, legal and investor relations costs which are not allocated to the other subsidiaries. Corporate assets include cash, prepaid expenses and deferred tax assets. Segment results for the three months ended July 31, 2005 and 2004 are as follows.

                       AS OF/FOR THREE MONTHS ENDED JULY 31, 2005                 AS OF/FOR THREE MONTHS ENDED JULY 31, 2004
                               Wireless       Specialty                                   Wireless       Specialty
                Corporate    Infrastructure Communication      Total       Corporate    Infrastructure  Communication      Total
               -----------   -------------- -------------   ------------   ----------   --------------  -------------  ------------
Revenue                  -      $1,564,174    $10,607,465    $12,171,639            -     $2,456,088     $4,823,065     $7,279,153

Income (loss)
before income
taxes            ($521,403)       $145,254       $903,510       $527,361    ($402,531)      $375,179       $171,083       $143,731

Goodwill                 -      $2,482,085    $11,545,227    $14,027,312            -     $2,648,803     $5,986,168     $8,634,971

Total assets    $2,171,378      $4,458,593    $25,626,627    $32,256,598     $148,526     $5,213,056    $14,151,554    $19,513,136

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

OVERVIEW
--------

WPCS International Incorporated is an engineering company that focuses on the implementation requirements of wireless technology and specialty communication systems. We provide a range of services including, site design, product integration, security, structured cabling, construction and project management.

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

RESULTS OF OPERATIONS
---------------------

Management currently considers the following events, trends and uncertainties to be important to understand its results of operations and financial condition:

     o We operate in two segments, specialty communication systems and wireless infrastructure services. With the acquisition of Quality in the third quarter of fiscal 2005, we experienced additional expansion of the specialty communication segment.

     o For the three months ended July 31, 2005, the specialty communication segment represents approximately 87% of total revenue, and wireless infrastructure services represent approximately 13% of total revenue.

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

     o As of July 31, 2005, our backlog is approximately $21,200,000. Our backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts or purchase orders. We expect this backlog to be fully recognized as revenue within the next eight months.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     o Our selling, general and administrative expenses as a percentage of revenue decreased to 18.6% for the three months ended July 31, 2005, as compared to 19.1% for the same period in the prior year.

THREE MONTHS ENDED JULY 31, 2005

Consolidated results for the three months ended July 31, 2005 and 2004 are as follows.

                                                                    THREE MONTHS ENDED
                                                                         JULY 31,
                                                               2005                     2004
                                                          ---------------           --------------

REVENUE                                                   $   12,171,639   100%     $   7,279,153    100%
                                                          ---------------           --------------

COSTS AND EXPENSES:
       Cost of revenue                                         9,130,091    75%         5,619,587     77%
       Selling, general and administrative expenses            2,263,955    18%         1,392,691     19%
       Depreciation and amortization                             211,467     2%           122,031      2%
                                                          ---------------           --------------

          Total costs and expenses                            11,605,513    95%         7,134,309     98%
                                                          ---------------           --------------

OPERATING INCOME                                                 566,126     5%           144,844      2%

OTHER EXPENSE:
       Interest expense                                           38,765     0%             1,113      0%
                                                          ---------------           --------------

INCOME BEFORE INCOME TAX PROVISION                               527,361     5%           143,731      2%


Income tax provision                                             212,083     2%            67,356      1%
                                                          ---------------           --------------

NET INCOME                                                $      315,278     3%     $      76,375      1%
                                                          ===============           ==============

REVENUE
-------

We generate our revenue by providing engineering and deployment services for wireless infrastructure services and specialty communication systems. We provide a range of engineering services including site design, construction, product integration, structured cabling, network security, project management and technical support.

Revenue for the three months ended July 31, 2005 was approximately $12,172,000, as compared to $7,279,000 for the three months ended July 31, 2004. The increase in revenue for the three months was primarily attributable to the acquisition of Quality and secondarily to organic growth expansion of our customer base and new contract awards.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total revenue from the specialty communication segment for the three months ended July 31, 2005 and 2004 was approximately $10,607,000 or 87.1% and $4,823,000 or 66.3% of total revenue, respectively. Wireless infrastructure segment revenue for the three months ended July 31, 2005 and 2004 was approximately $1,564,000 or 12.9% and $2,456,000 or 33.7% of total revenue, respectively.

COST OF REVENUE
---------------

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs. Our cost of revenue was approximately $9,130,000 or 75.0% of revenue for the three months ended July 31, 2005, compared to $5,620,000 or 77.2% for the same period of the prior year. The dollar increase in our total cost of revenue is due to the corresponding increase in revenue as a result of organic growth in revenue from Walker, Clayborn and Heinz, and the acquisition of Quality. The decrease in cost of revenue as a percent of revenue is due to the revenue mix attributable to contract revenue from Walker, Clayborn and Heinz and to the recent acquisition of Quality.

The specialty communication segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended July 31, 2005 and 2004 was approximately $7,981,000 and 75.2% and $3,827,000 and 79.3%, respectively. The decrease in cost of revenue as a percentage of revenue is due to the revenue mix attributable to contract revenue from Walker and Clayborn and the acquisition of Quality.

Wireless infrastructure segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended July 31, 2005 and 2004 was approximately $1,149,000 and 73.5% and $1,793,000 and 73.0%, respectively. The decrease in cost of revenue as a percentage of revenue is due to the revenue mix attributable to contract revenue of Heinz.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

For the three months ended July 31, 2005, total selling, general and administrative expenses were $2,264,000, or 18.6% of total revenue compared to $1,393,000 or 19.1% of revenue for the same period in the prior year. The percentage decrease is due to the management of our cost structure as we leverage incremental revenue dollars in fiscal 2006. Included in selling, general and administrative expenses for the three months ended July 31, 2005 are $1,161,000 for salaries, commissions, and payroll taxes. The increase in salaries and payroll taxes compared to the same period in the prior year is due to the increase in headcount as a result of the acquisition of Quality. Professional fees were $238,000, which include accounting, legal and investor relation fees. Insurance costs were $310,000 and rent for office facilities was $103,000. Automobile and other travel expenses were $200,000. Other selling, general and administrative expenses totaled $252,000. For the three months ended July 31, 2005, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were $1,552,000 and $244,000, respectively.

For the three months ended July 31, 2004, selling, general and administrative expenses were $1,393,000 or 19.1% of revenue. Included in the selling, general and administrative expenses were $701,000 for salaries, commissions and payroll

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

taxes, $196,000 in professional fees, and insurance costs of $166,000. Rent for our office facilities amounted to $66,000. Automobile and other travel expenses were $98,000. Other selling, general and administrative expenses totaled $166,000. For the three months ended July 31, 2004, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were $727,000 and $267,000, respectively.

DEPRECIATION AND AMORTIZATION
-----------------------------

For the three months ended July 31, 2005 and 2004, depreciation was approximately $137,000 and $83,000, respectively. The increase in depreciation is due to the purchase of property and equipment and the acquisition of fixed assets from acquiring Quality. The amortization of customer lists for the three months ended July 31, 2005 was $74,000 as compared to $39,000 for the same period of the prior year. The increase in amortization is due to the acquisition of Heinz and Quality customer lists. All customer lists are amortized over a period of five to six years from the date of their acquisition.

NET INCOME
----------

Net income was approximately $315,000 for the three months ended July 31, 2005. Net income is net of federal and state income tax expense of approximately $212,000. The variation in effective tax rates between periods is primarily due to the Quality acquisition and certain book-to-tax permanent differences.

We recognized net income of approximately $76,000 for the three months ended July 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At July 31, 2005, we had working capital of approximately $8,198,000, which consisted of current assets of approximately $15,253,000 and current liabilities of $7,055,000.

Operating activities used $246,000 in cash during the three months ended July 31, 2005. This was mainly comprised of $315,000 of net income plus $160,000 in net non-cash charges, a $121,000 decrease in accounts receivable, $249,000 increase in income taxes payable, a $520,000 increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $67,000 decrease in inventory, $299,000 increase in prepaid expenses and other current assets, $603,000 decrease in accounts payable and accrued expenses, $274,000 increase in billings in excess of costs and estimated earnings on uncompleted contracts payable and a $10,000 net increase in other assets.

Our investing activities utilized $862,000 in cash during the three months ended July 31, 2005, which consisted of $100,000 paid for property and equipment, $758,000 for the acquisition of Quality and $4,000 paid for acquisition transaction costs.

Our financing activities provided cash of $2,427,000 during the three months ended July 31, 2005. Financing activities included debt issuance costs of $159,000, borrowings under lines of credit of $2,618,000 and repayments of equipment loans and capital lease obligations of approximately $32,000.

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

Pursuant to the terms of the Credit Agreement, we are permitted to borrow up to $3,000,000 under the revolving credit line, based upon eligible receivables. Once we have provided financial statements which evidence that we have earnings before interest, taxes, depreciation and amortization of (i) $750,000 for the quarter ended July 31, 2005, (ii) $750,000 for the quarter ended October 31, 2005, and (iii) $2,500,000 for the year ended April 30, 2006, the revolving commitment amount will be increased to $5,000,000. The Credit Agreement contains customary covenants, including but not limited to (i) restrictions on the permitted ratio of total unsubordinated liabilities to tangible net worth plus subordinated indebtedness, (ii) the Company's total tangible net worth, (iii) working capital, (iv) minimum earnings before interest, taxes, depreciation and amortization, and (v) dividend restrictions. As of July 31, 2005, the Company was in compliance with the Credit Agreement covenants. The loan commitment shall expire on August 31, 2008. We may prepay the loan at any time.

Loans under the Credit Agreement bear interest at a rate equal to either the bank's reference rate plus one half (0.5%) percent, or LIBOR plus two and three-quarters (2.75%) percent, as we may request (6.125% as of July 31, 2005). We paid a facility fee to the bank of $50,000 on the closing date.

We used the initial funds provided by the loan, in the gross amount of $3,000,000, to repay existing bank debt at Walker of approximately $672,000, for the payment of approximately $758,000 to the former shareholders of our Quality subsidiary for monies due to them pursuant to the terms of the purchase of their company, and for working capital. A $500,000 letter of credit was re-issued in favor of Walker's surety bonding company as collateral for performance and payment bond requirements.

On November 24, 2004, we acquired Quality for the aggregate consideration of approximately $7,500,000 in cash, net of acquisition transaction costs. A formal purchase price allocation has been completed and the amounts assignable to tangible assets, other intangible assets and goodwill have been determined. The acquisition of Quality gives us additional project engineering expertise for specialty communication opportunities, broadens our customer base especially in the public safety sector and gaming industry, and expands our geographic presence in the Northeastern United States.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At July 31, 2005, we had cash and cash equivalents of $2,309,000 and working capital of approximately $8,198,000. With the additional capital resources raised from the issuance of the common stock, funds available from the recently obtained Credit Agreement and internally available funds, we believe that we have sufficient capital to meet our needs through July 31, 2006. Our future operating results may be affected by a number of factors including our success in bidding on future contracts and our continued ability to manage controllable costs effectively. To the extent we grow by future acquisitions that involve consideration other than stock, our cash requirements may increase.

CRITICAL ACCOUNTING POLICIES
----------------------------

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

The accounting policies identified as critical are as follows:

USE OF ESTIMATES
----------------

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. The most significant estimates relate to the calculation of percentage-of-completion on uncompleted contracts, allowance for doubtful accounts, valuation of inventory, useful life of customer lists, deferred tax valuation allowance, the fair values of the assets and liabilities of purchased businesses and the factors related to determining if goodwill is impaired. Actual results could differ from those estimates.

ACCOUNTS RECEIVABLE
-------------------

Accounts receivable are due within contractual payment terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Credit is extended based on evaluation of a customer's financial condition. Accounts outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the previous loss history, the customer's current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payment subsequently received on such receivables are credited to the allowance for doubtful accounts.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GOODWILL AND OTHER LONG-LIVED ASSETS
------------------------------------

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

We performed our annual review for goodwill impairment in the fourth quarter of fiscal 2005 and tested for goodwill impairment in each reporting unit that contains goodwill. Our tests found that no impairment existed. Our impairment review is based on comparing the fair value to the carrying value of the reporting units with goodwill. The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. Reporting units with goodwill include Invisinet and Heinz within our wireless infrastructure segment and Walker, Clayborn and Quality within our specialty communications segment. Our estimates are consistent with the plans and estimates that we are using to manage the underlying businesses. If we fail to deliver products and services for these business units, or market conditions for these businesses fail to improve, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our net equity and results of operations.

DEFERRED INCOME TAXES
---------------------

We determine deferred tax assets and liabilities at the end of each period based on the future tax consequences that can be attributed to net operating loss and credit carryovers and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the tax rate expected to be in effect when the taxes are actually paid or recovered. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible.

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

REVENUE RECOGNITION
-------------------

We generate our revenue by providing project engineering and deployment services for wireless infrastructure services and specialty communication systems. We provide a range of engineering services including site design, construction, product integration, structured cabling, network security, project management and technical support.

We record revenue and profit on these contracts on a percentage-of-completion basis on the cost-to-cost method. Contracts in process are valued at cost plus accrued profits less earned revenues and progress payments on uncompleted contracts. Contracts are generally considered substantially complete when engineering is completed and/or site construction is completed. We include in operations pass-through revenue and costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs, when we determine that it we are responsible for the engineering specification, procurement and management of such cost components on behalf of the customer.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), "Share-Based Payment", which amends FASB Statement No. 123 and will be effective beginning with our fiscal year ending April 30, 2007. The new standard will require us to expense employee stock options and other share-based payments over the vesting period. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model. The new standard may be adopted in one of three ways - the modified prospective

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position or results of operations.

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

FORWARD LOOKING STATEMENTS
--------------------------

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                         ITEM 3. CONTROLS AND PROCEDURES



     a) Evaluation of disclosure controls and procedures. An evaluation as of July 31, 2005 was performed under the supervision and with participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were sufficiently effective as of that date to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

     b) Changes in internal controls. There was no change in the Company's internal controls over financial reporting, that occurred during the period covered by this report that was materially affected, or was reasonably likely to materially effect, the Company's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

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




                                            WPCS INTERNATIONAL INCORPORATED

Date:  September 14, 2005                   By: /s/ JOSEPH HEATER
                                            ---------------------
                                            Joseph Heater
                                            Chief Financial Officer