Form 10QSB
period 2005-10-31
WPCS INTERNATIONAL INC
filed 2005-12-15
CIK 1086745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended October 31, 2005

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

                             One East Uwchlan Avenue
                                    Suite 301
                                 Exton, PA 19341
                    (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 3,883,885 shares issued and outstanding as of December 2, 2005.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                                      INDEX

PART I           FINANCIAL INFORMATION
     ITEM 1  Condensed   consolidated   balance   sheets  at  October  31,
             2005 (unaudited) and April 30, 2005                                       3-4

             Condensed consolidated statements of income for the three
             and six months ended October 31, 2005 and 2004 (unaudited)                  5

             Condensed  consolidated statement of shareholders' equity
             for the six months ended October 31, 2005 (unaudited)                       6

             Condensed  consolidated  statements  of  cash  flows  for
             the six months ended October 31, 2005 and 2004 (unaudited)                7-8

             Notes to unaudited condensed  consolidated financial
             statements                                                               9-17

     ITEM 2  Management's  Discussion  and Analysis of Financial  Condition  and
             Results of Operations                                                   18-26

     ITEM 3 Controls and Procedures                                                     27

PART II          OTHER INFORMATION

     ITEM 1   Legal proceedings                                                         28
     ITEM 2   Unregistered sales of equity securities and use of proceeds               28
     ITEM 3   Defaults upon senior securities                                           28
     ITEM 4   Submission of matters to a vote of security holders                       28
     ITEM 5   Other information                                                         28
     ITEM 6   Exhibits                                                                  28

     SIGNATURES                                                                         29

     CERTIFICATIONS                                                                  30-33


                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                              October 31,             April 30,
                                              ASSETS                             2005                    2005
                                                                         -----------------    -------------------
                                                                              (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                             $      1,800,224     $          989,252

   Accounts receivable, net of allowance of $93,786 and $75,786 at
   October 31, 2005 and April 30, 2005, respectively                           12,322,495              9,907,316

   Costs and estimated earnings in excess of billings on uncompleted
   contracts                                                                    1,966,928                908,955

   Inventory                                                                      615,239                885,624

   Prepaid expenses and other current assets                                      689,348                536,331

   Deferred income taxes                                                           92,000                112,000
                                                                         -----------------    -------------------
      Total current assets
                                                                               17,486,234             13,339,478


PROPERTY AND EQUIPMENT, net                                                     1,514,489              1,560,271


CUSTOMER LISTS, net                                                             1,009,555              1,158,388


GOODWILL                                                                       14,108,283             13,961,642


DEBT ISSUANCE COSTS, net                                                          137,206                      -


OTHER ASSETS                                                                       89,343                156,932
                                                                         -----------------    -------------------

          Total assets                                                   $     34,345,110     $       30,176,711
                                                                         =================    ===================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)



                                                                               October 31,             April 30,
                              LIABILITIES AND SHAREHOLDERS' EQUITY               2005                    2005
                                                                         -------------------    -------------------
                                                                               (Unaudited)
CURRENT LIABILITIES:
       Borrowings under line of credit                                   $                -     $          382,281

       Current portion of capital lease obligation                                      708                  2,073

       Current portion of loans payable                                             202,083                187,420

       Accounts payable and accrued expenses                                      5,144,023              5,338,813

       Billings in excess of costs and estimated earnings
       on uncompleted contracts                                                   1,603,502              1,204,491

       Due to shareholders                                                          122,995                915,290

       Income taxes payable                                                         788,151                 24,790

       Deferred income taxes                                                        183,000                139,000
                                                                         -------------------    -------------------
          Total current liabilities
                                                                                  8,044,462              8,194,158


Borrowings under line of credit                                                   3,000,000                      -

Loans payable, net of current portion                                               295,467                261,455

Due to shareholders, net of current portion                                         927,005                927,005

Deferred income taxes                                                               323,000                439,000
                                                                         -------------------    -------------------
          Total liabilities
                                                                                 12,589,934              9,821,618
                                                                         -------------------    -------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

       Preferred Stock - $0.0001 par value, 5,000,000 shares
       authorized, none issued                                                            -                      -

       Common Stock - $0.0001 par value, 75,000,000 shares
       authorized, 3,883,885 and 3,821,385 shares issued and
       outstanding at October 31, 2005 and April 30, 2005,
       respectively                                                                     388                    382

       Additional paid-in capital                                                21,407,234             21,107,240

       Retained earnings(accumulated deficit)                                       347,554               (752,529)
                                                                         -------------------    -------------------


          Total shareholders' equity                                             21,755,176             20,355,093
                                                                         -------------------    -------------------

          Total liabilities and shareholders' equity                     $       34,345,110     $       30,176,711
                                                                         ===================    ===================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                 Three Months Ended                     Six Months Ended
                                                                     October 31,                           October 31,
                                                               2005              2004               2005                2004
                                                           --------------    --------------    ----------------    ----------------
                                                                               (Note 1)                               (Note 1)
REVENUE                                                    $  14,250,243     $  10,295,266         $26,421,882         $17,574,419
                                                           --------------    --------------    ----------------    ----------------

COSTS AND EXPENSES:

       Cost of revenue                                        10,339,132         8,604,711          19,469,223          14,224,298

       Selling, general and administrative expenses            2,351,653         1,518,421           4,615,608           2,911,112

       Depreciation and amortization                             209,593           124,662             421,060             246,693
                                                           --------------    --------------    ----------------    ----------------


          Total costs and expenses                            12,900,378        10,247,794          24,505,891          17,382,103
                                                           --------------    --------------    ----------------    ----------------

OPERATING INCOME                                               1,349,865            47,472           1,915,991             192,316

OTHER EXPENSE:

       Interest expense                                           56,035            11,650              94,800              12,763
                                                           --------------    --------------    ----------------    ----------------


INCOME BEFORE INCOME TAX PROVISION                             1,293,830            35,822           1,821,191             179,553


Income tax provision                                             509,025             4,539             721,108              71,895
                                                           --------------    --------------    ----------------    ----------------


NET INCOME                                                 $     784,805     $      31,283     $     1,100,083     $       107,658
                                                           ==============    ==============    ================    ================

Basic net income per common share                          $        0.20     $        0.02     $          0.29     $          0.06
                                                           ==============    ==============    ================    ================

Diluted net income per common share                        $        0.20     $        0.02     $          0.29     $          0.06
                                                           ==============    ==============    ================    ================

Basic weighted average number of common shares
outstanding                                                    3,853,994         1,737,498           3,837,689           1,737,498
                                                           ==============    ==============    ================    ================

Diluted weighted average number of common shares
outstanding                                                    3,869,522         1,777,797           3,846,313           1,804,162
                                                           ==============    ==============    ================    ================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2005
                                   (UNAUDITED)



                                                                                                        Retained
                                                                                          Additional    Earnings         Total
                                         Preferred Stock           Common Stock            Paid-In     (accumulated    Shareholders'
                                    Shares        Amount        Shares       Amount        Capital       deficit)        Equity
                                   ------------ -------------- ------------ ------------- ------------ -------------- --------------
BALANCE, APRIL 30, 2005                         $           -    3,821,385  $        382  $21,107,240 ($     752,529) $   20,355,093
                                             -

Proceeds from exercise of warrants           -              -       62,500             6      299,994              -         300,000


Net income                                   -              -            -             -            -      1,100,083       1,100,083

                                   ------------ -------------- ------------ ------------- ------------ -------------- --------------
BALANCE, OCTOBER 31, 2005                    -  $           -    3,883,885  $        388  $21,407,234  $     347,554  $   21,755,176
                                   ============ ============== ============ ============= ============ ============== ==============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                Six Months Ended
                                                                                                   October 31,
                                                                                           2005               2004
                                                                                      ----------------   ----------------
OPERATING ACTIVITIES :
  Net income                                                                          $    1,100,083     $       107,658
  Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                                           421,060             246,693
     Provision for doubtful accounts                                                          18,000                   -
     Amortization of debt issuance costs                                                      21,581                   -
     Amortization of unearned consulting services                                                  -              25,706
     Deferred income taxes                                                                   (52,000)           (135,000)
  Changes in operating assets and liabilities, net of effects of acquisitions:
     Accounts receivable                                                                  (2,435,329)           (895,607)
     Costs and estimated earnings in excess of billings on uncompleted contracts          (1,057,973)           (229,729)
     Inventory                                                                               270,385                   -
     Prepaid expenses and other current assets                                              (153,017)             11,198
     Other assets                                                                             18,786             (24,980)
     Accounts payable and accrued expenses                                                  (222,781)            693,501
     Billings in excess of costs and estimated earnings on uncompleted contracts             399,011            (774,796)
     Income taxes payable                                                                    749,843             (56,411)
                                                                                      ----------------   ----------------
NET CASH USED IN OPERATING ACTIVITIES                                                       (922,351)         (1,031,767)
                                                                                      ----------------   ----------------

INVESTING ACTIVITIES:
     Acquisition of property and equipment                                                  (137,767)            (78,908)
     Acquisition of Quality, net of cash received                                           (757,913)                  -
     Acquisition transaction costs                                                            (4,303)            (22,163)
                                                                                      ----------------   ----------------
NET CASH USED IN INVESTING ACTIVITIES                                                       (899,983)           (101,071)
                                                                                      ----------------   ----------------

FINANCING ACTIVITIES:

     Proceeds from exercise of warrants                                                      300,000                   -
     Equity issuance costs                                                                         -             (26,888)
     Debt issuance costs                                                                    (158,787)                  -
     Borrowings (repayments) under lines of credit                                         2,617,719            (172,769)
     Repayments of loans payable                                                             (74,261)            (18,403)
     Repayment of amounts due to shareholders                                                (50,000)                  -
     Payments of capital lease obligations                                                    (1,365)             (1,235)
                                                                                      ----------------   ----------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                        2,633,306            (219,295)
                                                                                      ----------------   ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         810,972          (1,352,133)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               989,252           1,984,636
                                                                                      ----------------   ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $    1,800,224     $       632,503
                                                                                      ================   ================



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                                   (Unaudited)


                                                                             Six Months Ended
                                                                                October 31,
                                                                         2005                2004
                                                                    ----------------    ----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest                                                    $     82,756        $     14,063
                                                                    ================    ================
        Income taxes                                                $     31,290        $    265,671
                                                                    ================    ================
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
        Reversal of accruals established in purchase accounting     $      2,150        $     51,790
                                                                    ================    ================

        Issuance of notes for property and equipment                $    122,936        $     25,930
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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS




NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2005 included in the Company's annual report on Form 10-KSB. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Operating results for the three and six month periods ended October 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2006. Certain reclassifications have been made to prior period financial statements to conform to the current presentation.

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


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

SFAS No. 142 requires that goodwill be tested for impairment at least annually, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of the business acquired (reporting unit) and compare it to the carrying value, including goodwill, of such business (reporting unit). If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step based on the excess, if any, of the reporting unit's carrying value over its fair value.

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

Changes in goodwill during the six months ended October 31, 2005 are as follows:

Beginning balance, May 1, 2005                              $     13,961,642

Additional transaction costs for prior acquisitions                    2,675
Clayborn acquisition purchase price adjustment                        48,803
Quality acquisition purchase price adjustments                        95,163
                                                            -----------------

Ending balance, October 31, 2005                            $     14,108,283
                                                            =================

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

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

Earnings Per Share

Earnings per common share is computed pursuant to SFAS No. 128, "Earnings Per Share" ("EPS"). Basic income per common share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock options, restrictive stock awards, warrants and other convertible securities. At October 31, 2005, the Company had 800,154 stock options and 2,509,671 warrants outstanding which are potentially dilutive securities. At October 31, 2004, the Company had 408,207 stock options and 425,784 warrants outstanding which were potentially dilutive securities.

For the three months ended October 31, 2005, 568,651 stock options and 2,509,671 warrants were not included in the computation of fully diluted earnings per share, because the stock option and warrant exercise prices exceeded the market price of the common stock and, therefore, the effects would be antidilutive. The assumed conversion of the remaining 231,503 stock options resulted in a 15,528 share increase in weighted average shares for fully diluted earnings per share.

For the six months ended October 31, 2005, 747,818 stock options and 2,509,671 warrants were not included in the computation of fully diluted earnings per share, because the stock option and warrant exercise prices exceeded the market price of the common stock and, therefore, the effects would be antidilutive. The assumed conversion of the remaining 52,336 stock options resulted in a 8,624 share increase in weighted average shares for fully diluted earnings per share.

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


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

A valuation of certain assets, including property and equipment, and list of major customers was completed and the Company internally determined the fair value of its other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approaches.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

The purchase price allocation, as adjusted, has been determined as follows:

Assets purchased:
    Cash                                              $            163,674
    Accounts receivable                                          2,124,587
    Inventory                                                      244,053
    Fixed assets                                                   460,887
    Prepaid expenses                                                70,447
    Customer lists                                                 580,000
    Other assets                                                     6,000
    Goodwill                                                     5,591,227
                                                      ---------------------
                                                                 9,240,875
                                                      ---------------------
Liabilities assumed:
    Accounts payable                                              (940,727)
    Accrued expenses                                              (271,991)
    Income taxes payable                                           (98,181)
    Line of credit borrowings                                     (135,129)
    Notes payable                                                 (160,578)
                                                      ---------------------
                                                                (1,606,606)
                                                      ---------------------
Purchase price                                        $          7,634,269
                                                      =====================

The following unaudited pro forma financial information presents the combined results of operations of the Company and Quality for the three and six months ended October 31, 2004 as if the acquisition had occurred on May 1, 2004, after giving effect to certain adjustments, including the issuance of the Company's common stock to finance the acquisition of Quality. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Quality been a single entity during the 2004 period.


                                                          Three months ended           Six months ended
                                                           October 31, 2004            October 31, 2004
                                                        ----------------------- --- -----------------------
                                                             (Unaudited)                 (Unaudited)
Revenue                                                      $13,171,376                 $22,880,061

Net income                                                   $   176,302                 $   340,129

Weighted average number of shares used in calculation:
       Basic net income per share                              3,821,385                   3,821,385
       Diluted net income per share                            3,861,684                   3,888,049

Pro forma net income per common share:
       Basic                                                 $      0.05                 $      0.09
       Diluted                                               $      0.05                 $      0.09

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


Customer lists are amortized over a period of five to six years from the date of acquisition. The Company recorded amortization expense related to customer lists of $75,000 and $39,000 for the three months ended October 31, 2005 and 2004, respectively, and $149,000 and $79,000 for the six months ended October 31, 2005 and 2004, respectively. With the exception of goodwill related to the Quality acquisition, any future goodwill impairments are not deductible for income tax purposes.

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following at October 31, 2005:

Costs incurred on uncompleted contracts               $          23,655,301
Estimated contract profit                                         4,716,213
                                                      ----------------------
                                                                 28,371,514
Less: billings to date                                           28,008,088
                                                      ----------------------

                     Net costs in excess              $             363,426
                                                      ======================

Costs and estimated earnings in excess of billings    $           1,966,928

Billings in excess of costs and estimated earnings
  on uncompleted contracts                                       (1,603,502)
                                                      ----------------------
                     Net costs in excess              $             363,426
                                                      ======================

NOTE 5 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of Walker, the Company assumed a ten-year lease with a trust, of which a certain officer of the Company is the trustee, for a building and land located in Fairfield, California, which is occupied by its Walker subsidiary. For each of the six months ended October 31, 2005 and 2004, the rent paid for this lease was $44,000.

In connection with the acquisition of Clayborn, an additional $1,100,000 is due by September 30, 2007, payable in quarterly distributions to the former Clayborn shareholders, by payment of 50% of the quarterly post tax profits, as defined, of Clayborn and the payment of the remainder on that date. Through October 31, 2005, payments of $50,000 have been made to the former Clayborn shareholders and the total remaining due is $1,050,000.

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


NOTE 6 - LINE OF CREDIT

On June 3, 2005, the Company entered into a credit agreement with a different commercial bank. The credit agreement (the "Credit Agreement") provides for a revolving line of credit in an amount not to exceed $5,000,000, together with a letter of credit facility not to exceed $500,000. The Company also entered into security agreements with the bank, pursuant to which each subsidiary granted a security interest to the bank in all of their assets.

Pursuant to the terms of the Credit Agreement, the Company is permitted to borrow up to $3,000,000 under the revolving credit line, based upon eligible receivables. Once the Company has provided financial statements to the bank which evidence that the Company has earnings before interest, taxes, depreciation and amortization of (i) $750,000 for the quarter ended July 31, 2005, (ii) $750,000 for the quarter ended October 31, 2005, and (iii) $2,500,000 for the year ended April 30, 2006, the revolving commitment amount will be increased to $5,000,000. The Credit Agreement contains customary covenants, including but not limited to (i) restrictions on the permitted ratio of total unsubordinated liabilities to tangible net worth plus subordinated indebtedness,
(ii) the Company's total tangible net worth, (iii) working capital, (iv) minimum earnings before interest, taxes, depreciation and amortization, and (v) dividend restrictions. As of October 31, 2005, the Company was in compliance with the Credit Agreement covenants. The loan commitment shall expire on August 31, 2008. The Company may prepay the loan at any time.

Loans under the Credit Agreement bear interest at a rate equal to either the bank's reference rate plus one half (0.5%) percent, or LIBOR plus two and three-quarters (2.75%) percent, as the Company may request (6.625% as of October 31, 2005). The Company paid a facility fee to the bank of $50,000 on the closing date.

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

NOTE 7 - STOCK OPTION PLANS

In September 2005, the Company adopted the 2006 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options. Under the 2006 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. Under the terms of the 2006 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant. Through October 31, 2005, options to purchase 380,000 shares were granted at exercise prices ranging from $6.14 to $6.61. At October 31, 2005, there were 20,000 options to purchase shares available for issuance under the 2006 Incentive Stock Plan.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


The Company established a nonqualified stock option plan pursuant to which options to acquire a maximum of 416,667 shares of the Company's common stock were reserved for grant (the "2002 Plan"). Under the terms of the 2002 Plan, the options, which expire one to five years after grant, are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. At October 31, 2005, there were no shares available for grant under the 2002 Plan. From time to time, the Company issued stock options to employees outside the Plan. Through October 31, 2005, the Company had issued 3,487 stock options to employees outside the Plan that remained outstanding.

As currently permitted by SFAS 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to account for its stock-based compensation plans in accordance with the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The exercise price of all options granted to employees has been equal to or greater than the fair market value at the date of grant and, accordingly, the Company has not recognized compensation expense associated with its stock option plans. By making that election, the Company is required under SFAS 123 to provide pro forma disclosures of net income and net income per common share as if the fair value based method of accounting had been applied.

The Company applies the intrinsic value method in accounting for its stock-based compensation plan. Had the Company measured compensation under the fair value based method for stock options granted and amortized the cost over the related vesting period, the Company's net income (loss) and net income (loss) per share would have been as follows:

                                                         Three months ended October 31,     Six months ended October 31,
                                                            2005             2004               2005             2004
                                                            ----             ----               ----             ----
Net income, as reported                                    $784,805      $  31,283          $1,100,083      $  107,658

Deduct total stock-based employee compensation expense
determined under fair value based method for all awards,
net of tax
                                                             60,462        340,763              73,143         375,991
                                                           --------      ----------         ----------      ----------

Net income (loss), pro forma                               $724,343      ($309,480)         $1,026,940      ($268,333)
                                                           ========      ==========         ==========      ==========

Basic net income (loss) per share
     As reported                                           $  0.20        $   0.02          $     0.29      $    0.06
     Pro forma                                             $  0.19       ($   0.18)         $     0.27     ($    0.15)

Diluted net income (loss) per share
     As reported                                           $  0.20        $   0.02          $    0.29       $    0.06
     Pro forma                                             $  0.19       ($   0.17)         $    0.27      ($    0.15)

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS



The fair value of each option granted was estimated on the date of grant using the Black-Scholes Option pricing model with the following assumptions. For the three and six months ended October 31, 2005, risk-free interest of 3.81%, dividend yield of 0%, expected life of 5 years and volatility range of 29.1% to 35.5% were used. For the three and six months ended October 31, 2004, risk-free interest of 3.51%, dividend yield of 0%, expected life of 5 years and volatility of 44.9% were used.

SFAS 123(R) (revised December 2004), "Share-Based Payment," a revision of SFAS 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As a result of the revisions to SFAS 123, the Company will be required to expense the fair value of employee stock options beginning with its quarter ending July 31, 2006. The revised standard will require the Company to expense the fair value of employee stock options and other share-based payments over the service period. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position or results of operations, although it is likely that we will have to recognize additional compensation expense in periods after adoption.

NOTE 8 - SEGMENT REPORTING

The Company's reportable segments are determined and reviewed by management based upon the nature of the services, the external customers and customer industries and the sales and distribution methods used to market the products. The Company has two reportable segments: wireless infrastructure services and specialty communication systems. Management evaluates performance based upon income (loss) before income taxes. Corporate loss includes corporate salaries and external professional fees, such as accounting, legal and investor relations costs which are not allocated to the other subsidiaries. Corporate assets include cash, prepaid expenses and deferred tax assets. Segment results for the three and six months ended October 31, 2005 and 2004 are as follows.


                     For Three Months Ended October 31, 2005                        For Three Months Ended October 31, 2004
                             Wireless       Specialty                                       Wireless       Specialty
              Corporate    Infrastructure Communication      Total           Corporate    Infrastructure Communication      Total
              -----------  -------------- -------------- ------------        ---------    -------------- ------------- ------------
Revenue               -     $2,255,503    $11,994,740    $14,250,243                -     $2,751,419     $7,543,847    $10,295,266

Income (loss)
before income
taxes         ($358,766)      $233,336    $ 1,419,260    $ 1,293,830        ($272,630)    $  442,476    ($  134,024)   $   35,822



                   As of/for Six Months Ended October 31, 2005                    As of/for Six Months Ended October 31, 2004
                             Wireless       Specialty                                       Wireless       Specialty
              Corporate    Infrastructure Communication      Total           Corporate    Infrastructure Communication      Total
              -----------  -------------- -------------- ------------        ---------    -------------- ------------- ------------
Revenue                 -   $3,819,678    $22,602,204    $26,421,882                 -     $5,207,507    $12,366,912    $17,574,419

Income (loss)
before income
taxes         ($  880,169)  $  378,590    $ 2,322,770    $ 1,821,191        ($ 675,161)    $  817,655    $    37,059    $   179,553

Goodwill                -   $2,482,085    $11,626,198    $14,108,283                 -     $2,651,161    $ 5,986,168    $ 8,637,329

Total assets   $1,868,055   $5,362,382    $27,114,673    $34,345,110         $ 240,270     $4,893,725    $15,338,693    $20,472,688



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

o For the three months ended October 31, 2005, the specialty communication segment represents approximately 84% of total revenue, and wireless infrastructure services represent approximately 16% of total revenue. For the six months ended October 31, 2005, the specialty communication segment represents approximately 86% of total revenue, and wireless infrastructure services represent approximately 14% of total revenue.

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

o As of October 31, 2005, our backlog is approximately $19,200,000. Our backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts or purchase orders. We expect this backlog to be fully recognized as revenue within the next eight months.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2005 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2004

Consolidated results for the three months ended October 31, 2005 and 2004 are as follows.

                                                                    Three Months Ended
                                                                        October 31,
                                                              2005                      2004
                                                          --------------            --------------

REVENUE                                                     $14,250,243    100%       $10,295,266    100%
                                                          --------------            --------------

COSTS AND EXPENSES:
       Cost of revenue                                       10,339,132     73%         8,604,711     84%
       Selling, general and administrative expenses           2,351,653     17%         1,518,421     15%
       Depreciation and amortization                            209,593      1%           124,662      1%
                                                          --------------            --------------

          Total costs and expenses                           12,900,378     91%        10,247,794    100%
                                                          --------------            --------------

OPERATING INCOME                                              1,349,865      9%            47,472      0%

OTHER EXPENSE:
       Interest expense                                          56,035      0%            11,650      0%
                                                          --------------            --------------

INCOME BEFORE INCOME TAX PROVISION                            1,293,830      9%            35,822      0%


Income tax provision                                            509,025      4%             4,539      0%
                                                          --------------            --------------

NET INCOME                                                     $784,805      5%           $31,283      0%
                                                          ==============            ==============

Revenue

We generate our revenue by providing engineering and deployment services for wireless infrastructure services and specialty communication systems. We provide a range of engineering services including site design, construction, product integration, structured cabling, network security, project management and technical support.

Revenue for the three months ended October 31, 2005 was approximately $14,250,000, as compared to $10,295,000 for the three months ended October 31, 2004. The increase in revenue for the three months was primarily attributable to the acquisition of Quality on November 24, 2004.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Total revenue from the specialty communication segment for the three months ended October 31, 2005 and 2004 was approximately $11,995,000 or 84.2% and $7,544,000 or 73.3% of total revenue, respectively. Wireless infrastructure segment revenue for the three months ended October 31, 2005 and 2004 was approximately $2,255,000 or 15.8% and $2,751,000 or 26.7% of total revenue, respectively.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs. Our cost of revenue was approximately $10,339,000 or 72.5% of revenue for the three months ended October 31, 2005, compared to $8,605,000 or 83.6% for the same period of the prior year. The dollar increase in our total cost of revenue is due primarily to the corresponding increase in revenue as a result of the acquisition of Quality. The decrease in cost of revenue as a percent of revenue is due to the revenue mix attributable to contract revenue from Walker, Clayborn and Heinz and to the recent acquisition of Quality.

The specialty communication segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended October 31, 2005 and 2004 was approximately $8,599,000 and 71.7% and $6,573,000 and 87.1%, respectively. The decrease in cost of revenue as a percentage of revenue is due to the revenue mix attributable to contract revenue from Walker, Clayborn and Quality.

Wireless infrastructure segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended October 31, 2005 and 2004 was approximately $1,740,000 and 77.1% and $2,032,000 and 73.8%, respectively. The increase in cost of revenue as a percentage of revenue is due to the revenue mix attributable to contract revenue from Heinz.

Selling, general and administrative expenses

For the three months ended October 31, 2005, total selling, general and administrative expenses were $2,352,000, or 16.5% of total revenue compared to $1,518,000 or 14.8% of revenue for the same period in the prior year. Included in selling, general and administrative expenses for the three months ended October 31, 2005 are $1,359,000 for salaries, commissions, and payroll taxes. The increase in salaries and payroll taxes compared to the same period in the prior year is due to the increase in headcount as a result of the acquisition of Quality. Professional fees were $88,000, which include accounting, legal and investor relation fees. Insurance costs were $377,000 and rent for office facilities was $96,000. Automobile and other travel expenses were $168,000. Other selling, general and administrative expenses totaled $264,000. For the three months ended October 31, 2005, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were $1,803,000 and $255,000, respectively.

For the three months ended October 31, 2004, selling, general and administrative expenses were $1,518,000 or 14.7% of revenue. Included in the selling, general and administrative expenses were $702,000 for salaries, commissions and payroll

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


taxes, $127,000 in professional fees, and insurance costs of $325,000. Rent for our office facilities amounted to $91,000. Automobile and other travel expenses were $64,000. Other selling, general and administrative expenses totaled $209,000. For the three months ended October 31, 2004, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were $994,000 and $258,000, respectively.

Depreciation and amortization

For the three months ended October 31, 2005 and 2004, depreciation was approximately $135,000 and $86,000, respectively. The increase in depreciation is due to the purchase of property and equipment and the acquisition of fixed assets from acquiring Quality. The amortization of customer lists for the three months ended October 31, 2005 was $75,000 as compared to $39,000 for the same period of the prior year. The increase in amortization is due to the acquisition of Quality customer lists. All customer lists are amortized over a period of five to six years from the date of their acquisition.

Net income

Net income was approximately $785,000 for the three months ended October 31, 2005. Net income is net of federal and state income tax expense of approximately $509,000. The variation in effective tax rates between periods (39% in 2005 and 13% in 2004) is primarily due to certain income tax benefits recorded for the three months ended October 31, 2004.

We recognized net income of approximately $31,000 for the three months ended October 31, 2004. Income tax of approximately $5,000 was provided for federal and state income taxes and was less than the amount based on the statutory rate as described above.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2005 COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 2004

Consolidated results for the six months ended October 31, 2005 and 2004 are as follows.

                                                                     Six Months Ended
                                                                        October 31,
                                                              2005                      2004
                                                          --------------            --------------

REVENUE                                                   $  26,421,882    100%     $  17,574,419    100%
                                                          --------------            --------------

COSTS AND EXPENSES:
       Cost of revenue                                       19,469,223     74%        14,224,298     81%
       Selling, general and administrative expenses           4,615,608     17%         2,911,112     17%
       Depreciation and amortization                            421,060      2%           246,693      1%
                                                          --------------            --------------

          Total costs and expenses                           24,505,891     93%        17,382,103     99%
                                                          --------------            --------------

OPERATING INCOME                                              1,915,991      7%           192,316      1%

OTHER EXPENSE:
       Interest expense                                          94,800      0%            12,763      0%
                                                          --------------            --------------

INCOME BEFORE INCOME TAX PROVISION                            1,821,191      7%           179,553      1%


Income tax provision                                            721,108      3%            71,895       0%
                                                          --------------            --------------
NET INCOME                                                $   1,100,083      4%     $     107,658      1%
                                                          ==============            ==============

Revenue

Revenue for the six months ended October 31, 2005 was approximately $26,422,000, as compared to $17,574,000 for the six months ended October 31, 2004. The increase in revenue for the six months was primarily attributable to the acquisition of Quality on November 24, 2004.

Total revenue from the specialty communication segment for the six months ended October 31, 2005 and 2004 was approximately $22,602,000 or 85.5% and $12,367,000 or 70.4% of total revenue, respectively. Wireless infrastructure segment revenue for the six months ended October 31, 2005 and 2004 was approximately $3,820,000 or 14.5% and $5,208,000 or 29.6% of total revenue, respectively.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs. Our cost of revenue was approximately $19,469,000 or 73.7% of revenue for the six months ended October 31, 2005, compared to $14,224,000 or 80.9% for the same period of the prior year. The dollar increase in our total cost of revenue is due to the corresponding increase in revenue as a result of the acquisition of Quality. The decrease in cost of revenue as a percent of revenue is due to the revenue mix attributable to contract revenue from Walker, Clayborn and Heinz and to the recent acquisition of Quality.

The specialty communication segment cost of revenue and cost of revenue as a percentage of revenue for the six months ended October 31, 2005 and 2004 was approximately $16,580,000 and 73.3% and $10,401,000 and 84.1%, respectively. The decrease in cost of revenue as a percentage of revenue is due to the revenue mix attributable to contract revenue from Walker and Clayborn and the acquisition of Quality.

Wireless infrastructure segment cost of revenue and cost of revenue as a percentage of revenue for the six months ended October 31, 2005 and 2004 was approximately $2,889,000 and 75.6% and $3,824,000 and 73.4%, respectively. The increase in cost of revenue as a percentage of revenue is due to the revenue mix attributable to contract revenue from Heinz and Invisinet.

Selling, general and administrative expenses

For the six months ended October 31, 2005, total selling, general and administrative expenses were $4,616,000, or 17.5% of total revenue compared to $2,911,000 or 16.6% of revenue for the same period in the prior year. Included in selling, general and administrative expenses for the six months ended October 31, 2005 are $2,520,000 for salaries, commissions, and payroll taxes. The increase in salaries and payroll taxes compared to the same period in the prior year is due to the increase in headcount as a result of the acquisition of Quality. Professional fees were $326,000, which include accounting, legal and investor relation fees. Insurance costs were $688,000 and rent for office facilities was $198,000. Automobile and other travel expenses were $368,000. Other selling, general and administrative expenses totaled $516,000. For the six months ended October 31, 2005, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were $3,354,000 and $500,000, respectively.

For the six months ended October 31, 2004, selling, general and administrative expenses were $2,911,000 or 16.6% of revenue. Included in the selling, general and administrative expenses were $1,403,000 for salaries, commissions and payroll taxes, $330,000 in professional fees, and insurance costs of $491,000. Rent for our office facilities amounted to $157,000. Automobile and other travel expenses were $162,000. Other selling, general and administrative expenses totaled $368,000. For the six months ended October 31, 2004, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were $1,719,000 and $525,000, respectively.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Depreciation and amortization

For the six months ended October 31, 2005 and 2004, depreciation was approximately $272,000 and $168,000, respectively. The increase in depreciation is due to the purchase of property and equipment and the acquisition of fixed assets from acquiring Quality. The amortization of customer lists for the six months ended October 31, 2005 was $149,000 as compared to $79,000 for the same period of the prior year. The increase in amortization is due to the acquisition of Quality customer lists. All customer lists are amortized over a period of five to six years from the date of their acquisition.

Net income

Net income was approximately $1,100,000 for the six months ended October 31, 2005. Net income is net of federal and state income tax expense of approximately $721,000.

We recognized net income of approximately $108,000 for the six months ended October 31, 2004. Net income was net of federal and state income taxes of approximately $72,000.

Liquidity and capital resources

At October 31, 2005, we had working capital of approximately $9,442,000, which consisted of current assets of approximately $17,486,000 and current liabilities of $8,044,000.

Operating activities used $922,000 in cash during the six months ended October 31, 2005. This was mainly comprised of $1,100,000 of net income plus $409,000 in net non-cash charges, a $2,435,000 increase in accounts receivable, $750,000 increase in income taxes payable, a $1,058,000 increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $270,000 decrease in inventory, $153,000 increase in prepaid expenses and other current assets, $223,000 decrease in accounts payable and accrued expenses, $399,000 increase in billings in excess of costs and estimated earnings on uncompleted contracts payable and a $19,000 net decrease in other assets.

Our investing activities utilized $900,000 in cash during the six months ended October 31, 2005, which consisted of $138,000 paid for property and equipment, $758,000 for the acquisition of Quality and $4,000 paid for acquisition transaction costs.

Our financing activities provided cash of $2,633,000 during the six months ended October 31, 2005. Financing activities included borrowings under lines of credit of $2,618,000, proceeds from the exercise of warrants of $300,000, debt issuance costs of $159,000, payment of amounts due to shareholders of $50,000 and repayments of equipment loans and capital lease obligations of approximately $76,000.

Our capital requirements depend on numerous factors, including the market for our services, the resources we devote to developing, marketing, selling and supporting our business, the timing and extent of establishing additional markets and other factors. On June 3, 2005, we entered into a credit agreement

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


with a different commercial bank. The credit agreement (the "Credit Agreement"), provides for a revolving line of credit in an amount not to exceed $5,000,000, together with a letter of credit facility not to exceed $500,000. We also entered into security agreements, pursuant to which each subsidiary granted a security interest to the bank in all of their assets.

Pursuant to the terms of the Credit Agreement, we are permitted to borrow up to $3,000,000 under the revolving credit line, based upon eligible receivables. Once we have provided financial statements which evidence that we have earnings before interest, taxes, depreciation and amortization of (i) $750,000 for the quarter ended July 31, 2005, (ii) $750,000 for the quarter ended October 31, 2005, and (iii) $2,500,000 for the year ended April 30, 2006, the revolving commitment amount will be increased to $5,000,000. The Credit Agreement contains customary covenants, including but not limited to (i) restrictions on the permitted ratio of total unsubordinated liabilities to tangible net worth plus subordinated indebtedness, (ii) our total tangible net worth, (iii) working capital, (iv) minimum earnings before interest, taxes, depreciation and amortization, and (v) dividend restrictions. As of October 31, 2005, we were in compliance with the Credit Agreement covenants. The loan commitment shall expire on August 31, 2008. We may prepay the loan at any time.

Loans under the Credit Agreement bear interest at a rate equal to either the bank's reference rate plus one half (0.5%) percent, or LIBOR plus two and three-quarters (2.75%) percent, as we may request (6.625% as of October 31, 2005). We paid a facility fee to the bank of $50,000 on the closing date.

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


At October 31, 2005, we had cash and cash equivalents of $1,800,000 and working capital of approximately $9,442,000. With the funds available from the recently obtained Credit Agreement and internally available funds, we believe that we have sufficient capital to meet our needs through October 31, 2006. Our future operating results may be affected by a number of factors including our success in bidding on future contracts and our continued ability to manage controllable costs effectively. To the extent we grow by future acquisitions that involve consideration other than stock, our cash requirements may increase.



Recently issued accounting pronouncements

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), "Share-Based Payment", which revises FASB Statement No. 123 and will be effective beginning with our fiscal year ending April 30, 2007. The new standard will require us to expense employee stock options and other share-based payments over the service period. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position or results of operations, although it is likely that we will have to recognize additional compensation expense in periods after adoption.

No other recently issued accounting pronouncement issued or effective after the end of the most recent quarter is expected to have a material impact on the Company's consolidated financial statements.

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                         ITEM 3. CONTROLS AND PROCEDURES



a) Evaluation of disclosure controls and procedures. An evaluation as of October 31, 2005 was performed under the supervision and with participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective as of that date to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

b) Changes in internal controls. There was no change in the Company's internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially effect, the Company's internal control over financial reporting.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 14, 2005, we held our annual meeting of stockholders. During the annual meeting, three proposals were put to the stockholders for a vote. The stockholders approved all three proposals, including: 1) the election of five directors to the Board of Directors; 2) ratifying the selection of J.H. Cohn LLP as our independent registered public accounting firm for the fiscal year ending April 30, 2006; and 3) adopting the 2006 Stock Incentive Plan and authorizing 400,000 shares for issuance thereunder.

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




                                            WPCS INTERNATIONAL INCORPORATED

Date:  December 15, 2005                    By: /s/ JOSEPH HEATER
                                            ----------------------
                                            Joseph Heater
                                            Chief Financial Officer