Form 10QSB
period 2006-01-31
WPCS INTERNATIONAL INC
filed 2006-03-22
CIK 1086745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 0-26277

WPCS INTERNATIONAL INCORPORATED
(Exact name of registrant as specified on its charter)

Delaware	98-0204758
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One East Uwchlan Avenue
Suite 301
Exton, PA 19341
(Address of principal executive offices)

(610) 903-0400
(Registrant’s telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 4,386,853 shares issued and outstanding as of March 10, 2006.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

INDEX

PART I	FINANCIAL INFORMATION

	ITEM 1	Condensed consolidated balance sheets at January 31, 2006 (unaudited) and April 30, 2005	3 - 4

		Condensed consolidated statements of operations for the three and nine months ended January 31, 2006 and 2005 (unaudited)	5

		Condensed consolidated statement of shareholders’ equity for the nine months ended January 31, 2006 (unaudited)	6

		Condensed consolidated statements of cash flows for the nine months ended January 31, 2006 and 2005 (unaudited)	7 - 8

		Notes to unaudited condensed consolidated financial statements	9 - 19

	ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-29

	ITEM 3	Controls and Procedures	30

PART II	OTHER INFORMATION

	ITEM 1	Legal proceedings	31
	ITEM 2	Unregistered sales of equity securities and use of proceeds	31
	ITEM 3	Defaults upon senior securities	31
	ITEM 4	Submission of matters to a vote of security holders	31
	ITEM 5	Other information	31
	ITEM 6	Exhibits	31

	SIGNATURES		32

	CERTIFICATIONS		33-36

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
ASSETS	2006	2005
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$7,336,885	$989,252
Accounts receivable, net of allowance of $93,786 and $75,786 at January 31, 2006 and April 30, 2005, respectively	10,002,658	9,907,316
Costs and estimated earnings in excess of billings on uncompleted contracts	1,205,748	908,955
Inventory	958,402	885,624
Prepaid expenses and other current assets	491,624	536,331
Deferred income taxes	91,000	112,000
Total current assets	20,086,317	13,339,478

PROPERTY AND EQUIPMENT, net	1,402,413	1,560,271

CUSTOMER LISTS, net	935,138	1,158,388

GOODWILL	14,239,918	13,961,642

DEBT ISSUANCE COSTS, net	124,178	-

OTHER ASSETS	102,640	156,932

Total assets	$36,890,604	$30,176,711

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	January 31,	April 30,
LIABILITIES AND SHAREHOLDERS' EQUITY	2006	2005
	(Unaudited)	(Note 2)
CURRENT LIABILITIES:
Borrowings under line of credit	$-	$382,281
Current portion of capital lease obligation	-	2,073
Current portion of loans payable	225,010	187,420
Accounts payable and accrued expenses	4,029,277	5,338,813
Billings in excess of costs and estimated earnings on uncompleted contracts	2,014,764	1,204,491
Due to shareholders	58,260	915,290
Income taxes payable	512,564	24,790
Deferred income taxes	193,000	139,000
Total current liabilities	7,032,875	8,194,158

Borrowings under line of credit	3,000,000	-
Loans payable, net of current portion	355,751	261,455
Due to shareholders, net of current portion	856,740	927,005
Deferred income taxes	337,000	439,000
Warrant liability	11,296,669	1,994,570
Total liabilities	22,879,035	11,816,188

COMMITMENTS AND CONTINGENCIES

COMMON STOCK WITH REGISTRATION RIGHTS:
Common Stock subject to continuing registration, $0.0001 par value, 752,568 and
2,083,887 shares issued and outstanding at January 31, 2006 and April 30, 2005, respectively	2,069,106	5,732,116

SHAREHOLDERS' EQUITY:
Preferred Stock - $0.0001 par value, 5,000,000 shares authorized, none issued	-	-

Common Stock - $0.0001 par value, 75,000,000 shares authorized, 3,498,668 and 1,737,498 shares issued and outstanding at January 31, 2006 and April 30, 2005, respectively	350	174
Additional paid-in capital	20,920,268	11,966,499
(Accumulated deficit) retained earnings	(8,978,155)	661,734

Total shareholders' equity	11,942,463	12,628,407

Total liabilities and shareholders' equity	$36,890,604	$30,176,711

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2006	2005	2006	2005
		(Notes 1 and 2)		(Notes 1 and 2)

REVENUE	$11,821,189	$11,440,977	$38,243,071	$29,015,396

COSTS AND EXPENSES:
Cost of revenue	8,257,514	9,213,700	27,726,737	23,437,998
Selling, general and administrative expenses	2,204,838	1,845,166	6,820,446	4,756,278
Depreciation and amortization	212,334	183,745	633,394	430,438

Total costs and expenses	10,674,686	11,242,611	35,180,577	28,624,714

OPERATING INCOME	1,146,503	198,366	3,062,494	390,682

OTHER EXPENSE:
Interest expense	47,396	5,862	142,196	18,625
Loss on fair value of warrants	9,678,732	840,499	11,406,414	840,499

LOSS BEFORE INCOME TAX PROVISION	(8,579,625)	(647,995)	(8,486,116)	(468,442)

Income tax provision	432,665	89,841	1,153,773	161,736

NET LOSS	($9,012,290)	($737,836)	($9,639,889)	($630,178)

Basic and diluted net loss per common share	($2.26)	($0.21)	($2.48)	($0.27)

Basic and diluted weighted average number of common shares outstanding	3,995,768	3,458,516	3,890,382	2,311,171

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED JANUARY 31, 2006
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, APRIL 30, 2005 (Note 2)	-	$ -	1,737,498	$ 174	$ 11,966,499	$ 661,734	$ 12,628,407

Net proceeds from exercise of warrants	-	-	429,851	43	3,186,577	-	3,186,620

Reclassification of fair value of warrant liability
from exercise of warrants to additional paid - in capital	-	-	-	-	2,104,315	-	2,104,315

Reclassification of proceeds from sales of common
stock with registration rights to additional paid - in capital	-	-	1,331,319	133	3,662,877	-	3,663,010

Net loss	-	-	-	-	-	(9,639,889)	(9,639,889)

BALANCE, JANUARY 31, 2006	-	$ -	3,498,668	$ 350	$ 20,920,268	$ (8,978,155)	$ 11,942,463

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	January 31,
	2006	2005
OPERATING ACTIVITIES :		(Note 2)

Net loss	($9,639,889)	($630,178)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	633,394	430,438
Fair value of warrant liability	11,406,414	840,499
Provision for doubtful accounts	24,877	-
Amortization of debt issuance costs	34,609	-
Amortization of unearned consulting services	-	38,559
Deferred income taxes	(27,000)	(65,948)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(122,369)	(945,873)
Costs and estimated earnings in excess of billings on uncompleted contracts	(296,793)	(42,331)
Inventory	(72,778)	(446,957)
Prepaid expenses and other current assets	44,707	15,437
Other assets	5,489	(30,211)
Accounts payable and accrued expenses	(1,337,527)	132,907
Billings in excess of costs and estimated earnings on uncompleted contracts	810,273	(646,845)
Income taxes payable	474,256	(103,643)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,937,663	(1,454,146)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(134,586)	(151,114)
Acquisition of Quality, net of cash received	-	(6,709,678)
Acquisition transaction costs	(4,303)	(113,518)
NET CASH USED IN INVESTING ACTIVITIES	(138,889)	(6,974,310)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock with registration rights	-	9,164,793
Common stock issuance costs		(26,888)
Net proceeds from exercise of warrants	3,186,620	-
Borrowings (repayments) under lines of credit	2,617,719	(332,998)
Debt issuance costs	(158,787)	-
Repayments of loans payable	(151,707)	(64,667)
Repayments of amounts due to shareholders	(942,913)	-
Payments of capital lease obligations	(2,073)	(1,876)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,548,859	8,738,364
NET INCREASE IN CASH AND CASH EQUIVALENTS	6,347,633	309,908
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	989,252	1,984,636
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,336,885	$2,294,544

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Nine Months Ended
	January 31,
	2006	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$130,053	$20,439
Income taxes	$714,727	$424,708
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reversal of accruals established in purchase accounting	$2,150	$49,790

Issuance of notes for property and equipment	$283,593	$139,033

Reclassification of proceeds from sales of common stock with registration rights
to additional paid - in capital	$3,663,010	$-

Reclassification of fair value of warrant liability to additional paid - in capital from exercise of warrants	$2,104,315	$-

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2005 included in the Company’s Annual Report on Form 10-KSB. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine month periods ended January 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2006. Certain reclassifications have been made to prior period financial statements to conform to the current presentation.

The accompanying unaudited condensed consolidated financial statements include the accounts of WPCS International Incorporated (“WPCS”) and its wholly-owned subsidiaries, WPCS Incorporated , Invisinet, Inc. (“Invisinet”), Walker Comm, Inc. (“Walker”), Clayborn Contracting Group, Inc. (“Clayborn”), Heinz Corporation (“Heinz”), and Quality Communications & Alarm Company (“Quality”) from November 24, 2004 (date of acquisition), collectively the “Company”.

The Company provides design-build engineering services for specialty communication systems, which are dedicated wireless networks for specified applications, and for wireless infrastructure, which encompasses commercial cellular systems for wireless carriers. The Company provides a range of services including site design, spectrum analysis, engineering, trenching, electrical work, structured cabling, product integration, testing and project management.

Effective January 10, 2005, a majority of the Company’s shareholders approved a one-for-twelve reverse stock split of the Company’s common stock, decreasing the number of issued and outstanding shares of common stock from 20,849,976 shares to 1,737,498 shares. The par value of the common stock was not affected by the reverse stock split and remains at $0.0001 per share. Consequently, the reverse stock split has been reflected retroactively in the accompanying financial statements and notes for all periods presented and all applicable references as to the number of common shares and per share information, stock options, warrants and market prices have been restated to reflect this reverse stock split. In addition, shareholders’ equity has been restated for all periods presented for the aggregate par value of the number of common shares that were reclassified to additional paid-in capital as a result of the reverse stock split.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - RESTATEMENT FOR EQUITY ISSUED WITH REGISTRATION RIGHTS

On November 16, 2004, the Company completed a private placement with certain investors for an aggregate of 2,083,887 shares of its common stock and 2,083,887 common stock purchase warrants for $10,000,000. Under the terms of the sale, the investors were granted certain registration rights in which the Company agreed to timely file a registration statement to register the common shares and the shares underlying the warrants, obtain effectiveness of the registration statement by the SEC within ninety (90) days of November 16, 2004, and maintain the effectiveness of this registration statement for a preset time thereafter. In the event the Company fails to timely perform under the registration rights agreement, the Company agrees to pay the investors liquidated damages in an amount equal to 1.5% of the aggregate amount invested by the investors for each 30-day period or pro rata for any portion thereof following the date by which the registration statement should have been effective. The initial registration statement was filed and declared effective by the SEC within the allowed time and the Company has maintained the effectiveness of the registration statement to date, and has not been required to pay any liquidated damages in connection with the filing or on-going effectiveness of the registration statement.

The Emerging Issues Task Force ("EITF") is currently reviewing the accounting for securities with liquidated damages clauses as stated in EITF 05-04, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19." There are currently several views as to how to account for this type of transaction and the EITF has not yet reached a consensus. In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company's Own Stock," and EITF 05-04, because the maximum potential liquidated damages for failure to maintain an effective registration statement is greater than the difference between the fair value of  registered and unregistered shares, the value of the common stock subject to such  registration rights should be classified as temporary equity. Additionally, in accordance with EITF 00-19 and the terms of the above warrants, the fair value of the warrants should be recorded as a liability, with an offsetting reduction to shareholders' equity. The warrant liability is initially measured at fair value using the Black-Scholes option pricing model, and is then re-valued at each reporting date, with changes in the fair value reported as non-cash charges or credits to earnings.

The SEC recently announced its interpretation of the accounting for common stock and warrants with registration rights under EITF 00-19. The SEC concluded that for agreements containing registration rights where significant liquidated damages could be required to be paid to the holder of the instrument in the event the issuer fails to maintain the effectiveness of a registration statement for a preset time period, the common stock subject to such liquidated damages does not meet the tests required for shareholders' equity classification, and accordingly must be reflected between liabilities and  shareholders' equity  in the balance sheet until the conditions are eliminated. In analyzing instruments under EITF 00-19, the SEC concluded that the likelihood or probability related to the failure to maintain an effective registration statement is not a factor.

Historically, the Company classified the common stock and warrants with registration rights described above as shareholders' equity, as it believed these securities met the requirements necessary to record them as shareholders' equity. After further review in accordance with the SEC’s recent interpretation of EITF 00-19 as it relates to these common shares and warrants subject to registration rights, the Company has concluded that its financial statements for the year ended April 30, 2005, and interim periods ended January 31, 2005, July 31, 2005, and October 31, 2005, will be restated. The restatement includes the reclassification  of common stock subject to registration rights from shareholders' equity and into temporary equity, and the reclassification  of the liability for the fair value of the warrants from shareholders' equity and into warrant liability as of the closing date (November 16, 2004).

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

Based on the above determination, as of April 30, 2005, the Company reclassified $5,732,116 of common stock subject to registration rights  from shareholders's  equity and into temporary equity. During fiscal 2006, certain of these common shares were sold by the investors; therefore the Company is no longer subject to performance for these shares under the registration rights agreement. Accordingly, the Company reclassified $3,663,010 from temporary equity and into shareholders' equity, resulting in $2,069,106 of temporary equity as of January 31, 2006.

In addition, the Company measured the initial fair value of the warrants on the closing date to be  $3,408,833,  and reclassified the fair value of the warrants from shareholders' equity and into warrant liability. At the end of each reporting period, the value of the warrants is re-measured based on the fair value of the underlying shares, and changes to the warrant liability and related “gain or loss in fair value of the warrants” is recorded   as a non-cash charge or credit to earnings. The warrant liability will be reclassified to shareholders' equity when the Company is no longer subject to performance under the registration rights agreement.

At April 30, 2005, the warrant liability was $1,994,570 due to changes in the fair value of the warrant liability. At January 31, 2006, the warrant liability increased to $11,296,669 due principally to the increase in the market value of the Company’s common stock. The fair value of the warrants was estimated using the Black-Scholes option-pricing model, with the following assumptions: for the three and nine months ended January 31, 2006, risk-free interest rate of 4.16% to 4.47%, dividend yield of 0%, expected life of 5.79 to 6.29 years and volatility range of 29.1% to 35.5% were used. For the three months ended January 31, 2005, risk-free interest rate of 3.92%, dividend yield of 0%, expected life of 6.79 years and volatility of 42.1% were used.

As a result, for the three months ended January 31, 2006 and 2005, the Company recorded a non-cash loss on fair value of warrants of $9,678,732 and $840,499 respectively. For the nine months ended January 31, 2006 and 2005, the non-cash loss on fair value of warrants was $11,406,414 and $840,499 respectively. The increase in the loss on fair value of warrants is due principally to the increase in the market value of the common stock of the Company. The non-cash loss on fair value of warrants has no effect on the Company’s cash flows or liquidity.

NOTE 3 - SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

A summary of selected significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements follows (additional policies are set forth in the Company’s Annual Report on Form 10-KSB):

Goodwill

In accordance with Statement of Financial Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill and indefinite-lived intangible assets are no longer amortized but are assessed for impairment on at least an annual basis. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

SFAS No. 142 requires that goodwill be tested for impairment at least annually, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of the business acquired (reporting unit) and compare it to the carrying value, including goodwill, of such business (reporting unit). If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step based on the excess, if any, of the reporting unit’s carrying value of goodwill over its implied fair value.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

The Company determines the fair value of the businesses acquired (reporting units) for purposes of the initial test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimates of costs of capital for purposes of arriving at a discount factor. The Company performs its annual impairment test during the fourth quarter absent any interim impairment indicators.

Changes in goodwill during the nine months ended January 31, 2006 are as follows:

Beginning balance, May 1, 2005	$13,961,642

Additional transaction costs for prior acquisitions	2,675
Clayborn acquisition purchase price adjustment	48,803
Quality acquisition purchase price adjustments	226,798

Ending balance, January 31, 2006	$14,239,918

Revenue recognition

The Company records revenue and profit on its contracts on a percentage-of-completion basis using the cost-to-cost method. Contracts in process are valued at cost plus accrued profits less earned revenues and progress payments on uncompleted contracts. Contracts are generally considered substantially complete when engineering is completed and/or site construction is completed. The Company includes in operations pass-through revenue and costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs, when the Company determines that it is responsible for the engineering specification, procurement and management of such cost components on behalf of the customer.

The Company has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. Cost estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated cost to complete projects, which determines the project’s percent complete, must be made and used in connection with the revenue recognized in the accounting period. Current estimates may be revised as additional information becomes available. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated.

Earnings (Loss) Per Share

Earnings (loss) per common share is computed pursuant to SFAS No. 128, "Earnings Per Share" (“EPS”). Basic income per common share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock options, restrictive stock awards, warrants and other convertible securities. At January 31, 2006, the Company had 781,204 stock options and 2,142,320 warrants outstanding which are potentially dilutive securities. At January 31, 2005, the Company had 369,926 stock options and 2,509,121 warrants outstanding which were potentially dilutive securities. For the three and nine months ended January 31, 2006 and 2005, basic and diluted EPS is the same since the effect of the assumed exercise of stock options and warrants would be antidilutive.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

Equity Issued with Registration Rights

In connection with sales of our common stock and warrants to certain investors during the third fiscal quarter ended January 31, 2005, the Company granted certain registration rights that provide for liquidated damages in the event of failure to timely perform under the agreements. Although the common stock purchase agreement does not provide for net-cash settlement, the existence of liquidated damages provides for a defacto net-cash settlement option. Therefore, common stock subject to such liquidated damages does not meet the tests required for shareholders' equity classification, and accordingly has been reflected between liabilities and equity in the accompanying consolidated balance sheet as of January 31, 2006  until the conditions are eliminated.

Warrant Liability

In connection with the sale of certain equity instruments in  the third fiscal quarter ended January 31, 2005, as described above, the Company issued freestanding warrants. Although the terms of the warrants do not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within the Company’s control and, accordingly, the Company is required to account for these freestanding warrants as a derivative financial instrument liability, rather than as  shareholders'  equity.

The warrant liability is initially measured and recorded at its fair value, and is then re-valued at each reporting date, with changes in the fair value reported as non-cash charges or credits to earnings. For warrant-based derivative financial instruments, the Black-Scholes option pricing model is used to value the warrant liability.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

NOTE 4- ACQUISITIONS

In accordance with SFAS No. 141, “Business Combinations”, acquisitions are accounted for under the purchase method of accounting. Under the purchase method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price consideration, including certain acquisition and closing costs, exceeds the fair value of the net identifiable assets acquired at the date of the acquisition.

Quality

On November 24, 2004, the Company acquired all of the issued and outstanding common stock of Quality. The aggregate consideration paid by the Company to the Quality selling shareholders, net of acquisition transaction costs of $176,356, was $7,457,913, of which $6,700,000 was paid at closing. Additional purchase price adjustments of $757,913 were paid in June 2005 to settle working capital adjustments and income tax reimbursements related to the Company’s Internal Revenue Code Section 338 (h) (10) election. For income tax purposes, this election results in a stepped up basis of assets and liabilities and will result in future income tax deductions.

Quality is a Lakewood, New Jersey based provider of specialty communication services. The acquisition of Quality provides the Company additional project engineering expertise for specialty communication opportunities, broadens its customer base especially in the public safety sector and gaming industry, and expands its geographic presence in the Northeastern United States.

A valuation of certain assets, including property and equipment, and list of major customers was completed and the Company internally determined the fair value of its other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approaches.

The purchase price allocation, as adjusted, has been determined as follows:

Assets purchased:
Cash	$163,674
Accounts receivable	2,124,587
Inventory	244,053
Fixed assets	329,252
Prepaid expenses	70,447
Customer lists	580,000
Other assets	6,000
Goodwill	5,722,862
9,240,875
Liabilities assumed:
Accounts payable	(940,727)
Accrued expenses	(271,991)
Income taxes payable	(98,181)
Line of credit borrowings	(135,129)
Notes payable	(160,578)
(1,606,606)
Purchase price	$7,634,269

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

The following unaudited pro forma financial information presents the combined results of operations of the Company and Quality for the three and nine months ended January 31, 2005 as if the acquisition had occurred on May 1, 2004, after giving effect to certain adjustments, including the issuance of the Company’s common stock to finance the acquisition of Quality. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Quality been a single entity during the 2005 period.

	Three months ended January 31, 2005	Nine months ended January 31, 2005
	(Unaudited)	(Unaudited)
Revenue	$12,323,719	$36,394,749

Net loss	($779,766)	($547,047)

Weighted average number of shares used in calculation:
Basic and diluted net loss per share	3,820,835	3,820,835

Pro forma net loss per common share:
Basic and diluted	($0.20)	($0.14)

Customer lists are amortized over a period of five to six years from the date of acquisition. The Company recorded amortization expense related to customer lists of $74,000 and $96,000 for the three months ended January 31, 2006 and 2005, respectively, and $223,000 and $174,000 for the nine months ended January 31, 2006 and 2005, respectively. With the exception of goodwill related to the Quality acquisition, any future goodwill impairments are not deductible for income tax purposes.

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following at January 31, 2006:

Costs incurred on uncompleted contracts	$26,785,374
Estimated contract profit	5,583,898
32,369,272
Less: billings to date	33,178,288

Net billings in excess	($809,016)

Costs and estimated earnings in excess of billings	$1,205,748

Billings in excess of costs and estimated earnings
on uncompleted contracts	(2,014,764)
Net billings in excess	($809,016)

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of Walker, the Company leases the Fairfield, California location from a trust, of which Gary Walker, one of the Company’s directors, is the trustee. For each of the nine months ended January 31, 2006 and 2005, the rent paid for this lease was $66,000.

In connection with the acquisition of Clayborn, an additional $1,100,000 is due by September 30, 2007, payable in quarterly distributions to the former Clayborn shareholders, by payment of 50% of the quarterly post tax profits, as defined, of Clayborn and the payment of the remainder on that date. Through January 31, 2006, payments of $185,000 have been made to the former Clayborn shareholders and the total remaining due is $915,000.

In connection with the acquisition of Heinz, a $200,000 non-interest bearing promissory note was issued. Of the $200,000, $75,000 was paid in April 2005, $75,000 is payable in April 2006 and $50,000 in April 2007.

In connection with the acquisition of Quality, approximately $758,000 of additional purchase price consideration was paid to the selling shareholders in June 2005 for working capital adjustments and income tax reimbursements.

NOTE 7 - LINE OF CREDIT

On June 3, 2005, the Company entered into a credit agreement with a commercial bank. The credit agreement (the "Credit Agreement") provides for a revolving line of credit in an amount not to exceed $5,000,000, together with a letter of credit facility not to exceed $500,000. The Company also entered into security agreements with the bank, pursuant to which each subsidiary granted a security interest to the bank in all of its assets.

Under the terms of the Credit Agreement, the Company is permitted to borrow up to $3,000,000 under the revolving credit line, based upon eligible receivables. Once the Company has provided financial statements to the bank which evidence that the Company has earnings before interest, taxes, depreciation and amortization of (i) $750,000 for the quarter ended July 31, 2005, (ii) $750,000 for the quarter ended October 31, 2005, and (iii) $2,500,000 for the year ended April 30, 2006, the revolving commitment amount will be increased to $5,000,000. The Credit Agreement contains customary covenants, including but not limited to (i) restrictions on the permitted ratio of total unsubordinated liabilities to tangible net worth plus subordinated indebtedness, (ii) the Company's total tangible net worth, (iii) working capital, (iv) minimum earnings before interest, taxes, depreciation and amortization, and (v) dividend restrictions. As of January 31, 2006, the Company was in compliance with the Credit Agreement covenants. The loan commitment expires on August 31, 2008. The Company may prepay the loan at any time.

The loan under the revolving credit line bears interest at a rate equal to either the bank’s reference rate plus one- half (0.5%) percent, or LIBOR plus two and three-quarters (2.75%) percent, as the Company may request (7.1875% as of January 31, 2006). The Company paid a facility fee to the bank of $50,000 on the closing date. In addition to the loan, a $500,000 letter of credit was also re-issued in favor of Walker’s surety bonding company for performance and payment bond collateral requirements.

The Company used the initial funds provided by the loan, in the gross amount of $3,000,000, to repay existing bank debt of Walker of approximately $672,000, for the payment of approximately $758,000 to the former shareholders of its Quality subsidiary for monies due to them pursuant to the terms of the purchase of their company, and for working capital.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - STOCK OPTION PLANS

In September 2005, the Company adopted the 2006 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options. Under the 2006 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. Under the terms of the 2006 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant. Through January 31, 2006, options to purchase 380,000 shares were granted at exercise prices ranging from $6.14 to $6.61. At January 31, 2006, there were 20,000 options to purchase shares available for issuance under the 2006 Incentive Stock Plan.

The Company established a nonqualified stock option plan pursuant to which options to acquire a maximum of 416,667 shares of the Company’s common stock were reserved for grant (the “2002 Plan”). Under the terms of the 2002 Plan, the options, which expire one to five years after grant, are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. At January 31, 2006, there were 15,463 shares available for grant under the 2002 Plan.

As currently permitted by SFAS 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue to account for its stock-based compensation plans in accordance with the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. Under APB 25, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The exercise price of all options granted to employees has been equal to or greater than the fair market value at the date of grant and, accordingly, the Company has not recognized compensation expense associated with its stock option plans. By making that election, the Company is required under SFAS 123 and related pronouncements to provide pro forma disclosures of net income and net income per common share as if the fair value based method of accounting had been applied.

The Company applies the intrinsic value method in accounting for its stock-based compensation plans. Had the Company measured compensation under the fair value based method for all stock options granted and amortized the cost over the related vesting period under the provisions of SFAS 123, the Company’s pro forma net income (loss) and net income (loss) per share would have been as follows:

	Three months ended January 31,		Nine months ended January 31,
	2006	2005	2006	2005
Net loss, as reported	($9,012,290)	($737,836)	($9,639,889)	($630,178)

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	280,002	46,583	375,297	422,573

Net loss, pro forma	($9,292,292)	($784,419)	($10,015,186)	($1,052,751)

Basic and diluted net loss per share
As reported	($2.26)	($0.21)	($2.48)	($0.27)
Pro forma	($2.33)	($0.23)	($2.57)	($0.46)

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes Option pricing model with the following assumptions. For the three and nine months ended January 31, 2006, risk-free interest of 3.81%, dividend yield of 0%, expected life of 5 years and volatility range of 29.1% to 35.5% were used. For the three and nine months ended January 31, 2005, risk-free interest range of 3.51% to 3.64%, dividend yield of 0%, expected life of 5 years and volatility of 44.9% were used.

SFAS 123(R) (revised December 2004), “Share-Based Payment,” a revision of SFAS 123, established, among other things, accounting and disclosure requirements for the use of a fair-value-based method of accounting for stock-based employee compensation plans. As a result of the revisions to SFAS 123, the Company will be required to expense the fair value of employee stock options beginning with its first fiscal quarter ending July 31, 2006. The revised standard will require the Company to expense the fair value of employee stock options and other share-based payments over the service period. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. The Company is currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position or results of operations, although it is likely that we will have to recognize additional compensation expense in periods after adoption.

NOTE 9 - SEGMENT REPORTING

The Company's reportable segments are determined and reviewed by management based upon the nature of the services, the external customers and customer industries and the sales and distribution methods used to market the products. The Company has two reportable segments: wireless infrastructure services and specialty communication systems. Management evaluates performance based upon income (loss) before income taxes. Corporate loss includes corporate salaries and external professional fees, such as accounting, legal and investor relations costs which are not allocated to the reportable segments. Corporate assets include cash, prepaid expenses and deferred tax assets. Segment results for the three and nine months ended January 31, 2006 and 2005 are as follows.

	For Three Months Ended January 31, 2006				For Three Months Ended January 31, 2005
	Corporate	Wireless Infrastructure	Specialty Communication	Total	Corporate	Wireless Infrastructure	Specialty Communication	Total

Revenue	$ -	$2,108,808	$9,712,381	$11,821,189	$ -	$1,558,958	$9,882,019	$11,440,977

Income (loss) before income taxes	$(9,999,973)	$224,116	$1,196,232	$(8,579,625)	$(1,077,995)	$39,149	$390,851	$(647,995)

	As of/ For Nine Months Ended January 31, 2006				As of/ For Nine Months Ended January 31, 2005
	Corporate	Wireless Infrastructure	Specialty Communication	Total	Corporate	Wireless Infrastructure	Specialty Communication	Total

Revenue	$-	$5,928,485	$32,314,586	$38,243,071	$-	$6,766,465	$22,248,931	$29,015,396

Income (loss) before income taxes	($12,607,828)	$602,706	$3,519,006	($8,486,116)	($1,753,156)	$856,804	$427,910	($468,442)

Goodwill	$-	$2,482,085	$11,757,833	$14,239,918	$-	$2,435,752	$11,214,042	$13,649,794

Total assets	$4,702,296	$5,507,233	$26,681,075	$36,890,604	$2,687, 680	$5,490,960	$22,619,228	$30,797,868

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 - PROPOSED OFFERING

On February 8, 2006, the Company filed a registration statement on Form SB-2 with the SEC in connection with a proposed public offering of 2,000,000 shares of common stock, subject to an over-allotment option for an additional 300,000 shares of common stock. There can be no assurance as to the timing or final terms of the offering, or whether or not the offering will be consummated. In connection with the public offering, the Company anticipates incurring substantial costs, which, if the offering is not consummated, will be charged to expense. As of January 31, 2006, such costs were not material.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,”“will,”“expect,”“anticipate,”“believe,”“estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that its assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions. Factors that could cause differences include, but are not limited to, expected market demand for the Company’s services, fluctuations in pricing for materials, and competition.

Business Overview

We respond to the growing demand in wireless communications by providing engineering services for the design and deployment of wireless networks. We operate in two segments that we define as specialty communication systems and wireless infrastructure services.

We generate our revenue by providing a range of services including the design, deployment and maintenance of:

•	two-way radio communication systems, which are used primarily for emergency dispatching;
•	Wi-Fi networks, which are wireless local area networks that operate on a set of product compatibility standards;

•	WiMAX networks, which are networks that can operate at higher speeds and over greater distances than Wi-Fi;
•	mesh networks, which are redundant systems to route information between points;

•	millimeter wave networks, which are high capacity networks for high speed wireless access;
•	fixed wireless networks, which are used in point-to-point outdoor communications;

•	Radio Frequency Identification, or RFID, networks, which allow customers to identify and track assets;
•	free-space optics, which is a wireless communication technology that uses light to transmit voice, data and video; and

•	commercial cellular systems, which are used primarily for mobile communications.

Specialty communication systems are wireless networks for a specified customer application. In this segment, we can utilize any facet of wireless technology or a combination of various wireless technologies to engineer a cost effective network for a customer’s wireless communication requirement. Customers include corporations, government entities and educational institutions. For the nine months ended January 31, 2006, specialty communication systems represented approximately 84% of our total revenue.

Wireless infrastructure services include the design, deployment and maintenance of commercial cellular systems. The primary customers in this category include major wireless service providers such as Sprint Nextel and Cingular. For the nine months ended January 31, 2006, wireless infrastructure services represented approximately 16% of our total revenue.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition:

•
For the nine months ended January 31, 2006, the specialty communication systems segment represented approximately 84% of total revenue, and the wireless infrastructure services segment represented approximately 16% of total revenue, as compared to approximately 77% and 23%, respectively, for the nine months ended January 31, 2005. This shift in revenue composition towards the specialty communication systems segment was primarily a result of our acquisition of Quality in the third fiscal quarter of 2005.

•
As we continue to search for acquisitions, our primary goal is to identify companies which are performing well financially and are compatible with the services that we perform in the specialty communication systems segment. This trend could lead to a further shift in our revenue composition towards the specialty communication systems segment. We believe that the strength of our experience in the design and deployment of specialty communication systems gives us a competitive advantage.

•
We also seek to achieve organic growth in our existing business by maximizing the value of our existing customer base, maintaining and expanding our focus in vertical markets and developing our relationships with technology providers.

•
We believe that the emergence of new and improved technologies such as WiMAX will create additional opportunities for us to design and deploy solutions through the use of the latest technologies and assisting existing customers in enhancing the efficiency of their existing wireless networks using new technologies.

•
We believe that the wireless carriers will continue to make expenditures to build and upgrade their networks, increase existing capacity, upgrade their networks with new technologies and maintain their existing infrastructure. In response to this trend, we will continue to provide network deployment services that address wireless carrier needs.

•
In connection with sales of our common stock and warrants to certain investors during the third fiscal quarter ended January 31, 2005, we granted certain registration rights that provide for liquidated damages in the event of failure to timely perform under the agreements. Recently, the SEC announced its interpretation of the accounting for common stock and warrants with registration rights under EITF 00-19. The SEC concluded that for agreements containing registration rights where significant liquidated damages could be required to be paid to the holder of the instrument in the event the issuer fails to maintain the effectiveness of a registration statement for a preset time period, the common stock subject to such liquidated damages does not meet the tests required for shareholders' equity classification, and accordingly must be  reflected as temporary equity  in the balance sheet until the conditions are eliminated. In analyzing instruments under EITF 00-19, the SEC concluded that the likelihood or probability related to the failure to maintain an effective registration statement is not a factor.

Historically, we classified the common stock and warrants with registration rights described above as shareholders' equity, as we believed these instruments met the requirements necessary to record them as shareholders'  equity. After further review in accordance with the SEC’s recent interpretation of EITF 00-19 as it relates to these common shares  and warrants subject to registration rights, we have concluded that our financial statements for the year ended April 30, 2005, and interim periods ended January 31, 2005, July 31, 2005, and October 31, 2005, will be restated. The restatement includes the reclassification  of the common stock with registration rights from shareholders' equity and into temporary equity, and the reclassification of the fair value of the common stock warrants from shareholders'  equity and into warrant liability at the closing date ( November 16, 2004).

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Based on the above determination, as of April 30, 2005, we reclassified $5,732,116 value of common stock subject to registration rights from shareholders' equity and into temporary equity. During fiscal 2006, certain of these common shares were sold by the investors; therefore we are no longer subject to performance for these shares under the registration rights agreement. Accordingly, we reclassified $3,663,010 out of temporary equity and into shareholders'  equity resulting in $2,069,106 of temporary equity as of January 31, 2006.

In addition, we measured the initial fair value of the warrants on the closing date and reclassified the fair value of the warrants from shareholders' equity and into warrant liability. At April 30, 2005, the warrant liability was $1,994,570. At January 31, 2006, the warrant liability increased to $11,296,669 due principally to the increase in the market value of our common stock. As a result, for the three months ended January 31, 2006 and 2005, we recorded a non-cash loss on fair value of warrants of $9,678,732 and $840,499,  respectively. For the nine months ended January 31, 2006 and 2005, the non-cash loss on fair value of warrants was $11,406,414 and $840,499,  respectively.

The increase in the loss on fair value of warrants is due principally to the increase in the market value of our common stock. The non-cash loss on fair value of warrants has no effect on our cash flows or liquidity.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2006 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2005

Consolidated results for the three months ended January 31, 2006 and 2005 are as follows.

	Three Months Ended
	January 31,
	2006		2005

REVENUE	$11,821,189	100.0%	$11,440,977	100.0%

COSTS AND EXPENSES:
Cost of revenue	8,257,514	69.9%	9,213,700	80.6%
Selling, general and administrative expenses	2,204,838	18.6%	1,845,166	16.1%
Depreciation and amortization	212,334	1.8%	183,745	1.6%

Total costs and expenses	10,674,686	90.3%	11,242,611	98.3%

OPERATING INCOME	1,146,503	9.7%	198,366	1.7%

OTHER EXPENSE:
Interest expense	47,396	0.4%	5,862	0.0%
Loss on fair value of warrants	9,678,732	81.9%	840,499	7.3%

LOSS BEFORE INCOME TAX PROVISION	(8,579,625)	(72.6%)	(647,995)	(5.6%)

Income tax provision	432,665	3.6%	89,841	0.8%

NET LOSS	($9,012,290)	(76.2%)	($737,836)	(6.4%)

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenue

Revenue for the three months ended January 31, 2006 was approximately $11,821,000, as compared to $11,441,000 for the three months ended January 31, 2005. The increase in revenue for the three months was primarily attributable to the acquisition of Quality on November 24, 2004. For the three months ended January 31, 2006, we had two separate customers which comprised 27.9% and 16.9% of total revenue.

Total revenue from the specialty communication systems segment for the three months ended January 31, 2006 and 2005 was approximately $9,712,000 or 82.2% and $9,882,000 or 86.4% of total revenue, respectively. Wireless infrastructure services segment revenue for the three months ended January 31, 2006 and 2005 was approximately $2,109,000 or 17.8% and $1,559,000 or 13.6% of total revenue, respectively.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs. Our cost of revenue was approximately $8,258,000 or 69.9% of revenue for the three months ended January 31, 2006, compared to $9,232,000 or 80.6% for the same period of the prior year. The dollar decrease in our total cost of revenue and the decrease in cost of revenue as a percent of revenue was due primarily to the revenue mix attributable to contract revenue from Walker, Clayborn, Heinz and the acquisition of Quality. In addition, in the third quarter of fiscal 2005, we experienced an increase in actual costs or estimated costs on certain contracts that were recognized in that quarter.

The specialty communication systems segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended January 31, 2006 and 2005 was approximately $6,694,000 and 68.9% and $7,976,000 and 80.7%, respectively. The dollar decrease in our total cost of revenue and the decrease in cost of revenue as a percentage of revenue was due to the revenue mix attributable to contract revenue from Walker, Clayborn and Quality. In addition, the cost of revenue as a percent of revenue was greater in the third quarter of 2005 due to an increase in actual or estimated costs on certain contracts that were recognized in that quarter.

Wireless infrastructure services segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended January 31, 2006 and 2005 was approximately $1,564,000 and 74.1% and $1,237,000 and 79.3%, respectively. The decrease in cost of revenue as a percentage of revenue was due to the revenue mix attributable to contract revenue from Heinz.

Selling, general and administrative expenses

For the three months ended January 31, 2006, total selling, general and administrative expenses were $2,205,000, or 18.6% of total revenue compared to $1,845,000 or 16.1% of revenue for the same period in the prior year. Included in selling, general and administrative expenses for the three months ended January 31, 2006 are $1,258,000 for salaries, commissions, and payroll taxes. The increase in salaries and payroll taxes compared to the same period in the prior year is due to the increase in headcount as a result of the acquisition of Quality. Professional fees were $68,000, which include accounting, legal and investor relation fees. Insurance costs were $351,000 and rent for office facilities was $94,000. Automobile and other travel expenses were $176,000. Other selling, general and administrative expenses totaled $258,000. For the three months ended January 31, 2006, total selling, general and administrative expenses for the specialty communication systems and wireless infrastructure services segments were $1,649,000 and $294,000, respectively.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended January 31, 2005, selling, general and administrative expenses were $1,845,000 or 16.1% of revenue. Included in the selling, general and administrative expenses were $943,000 for salaries, commissions and payroll taxes, $100,000 in professional fees, and insurance costs of $370,000. Rent for our office facilities amounted to $96,000. Automobile and other travel expenses were $117,000. Other selling, general and administrative expenses totaled $219,000. For the three months ended January 31, 2005, total selling, general and administrative expenses for the specialty communication systems and wireless infrastructure services segments were $1,379,000 and $235,000, respectively.

Depreciation and amortization

For the three months ended January 31, 2006 and 2005, depreciation was approximately $138,000 and $88,000, respectively. The increase in depreciation is due to the purchase of property and equipment and the acquisition of fixed assets from acquiring Quality. The amortization of customer lists for the three months ended January 31, 2006 was $74,000 as compared to the amortization of customer lists and backlog of $96,000 for the same period of the prior year. The decrease in amortization between periods is due to the amortization of backlog from Heinz for the three months ended January 31, 2005, which was amortized over a period of one year from the date of acquisition. All customer lists are amortized over a period of five to six years from the date of their acquisition.

Loss on Fair Value of Warrants

Loss on fair value of warrants for three months ended January 31, 2006 and 2005 was approximately $9,679,000 and $840,000, respectively. The increase in the loss is due principally to the increase in the market value of our common stock. The loss represents the unrealized non-cash change in the fair value of certain warrants for the quarter, using the Black-Scholes option pricing model. The non-cash loss on fair value of warrants has no impact on our cash flows or liquidity.

Net loss

As a result of the above, the net loss was approximately $9,012,000 for the three months ended January 31, 2006. Net loss is net of federal and state income tax expense of approximately $433,000. The variation in effective tax rates between periods is primarily due to the Quality acquisition and the loss on fair value of warrants described above.

We recognized net loss of approximately $738,000 for the three months ended January 31, 2005. Income tax of approximately $90,000 was provided for federal and state income taxes.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 2006 COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 2005

Consolidated results for the nine months ended January 31, 2006 and 2005 are as follows.

	Nine Months Ended
	January 31,
	2006		2005

REVENUE	$38,243,071	100.0%	$29,015,396	100.0%

COSTS AND EXPENSES:
Cost of revenue	27,726,737	72.5%	23,437,998	80.8%
Selling, general and administrative expenses	6,820,446	17.8%	4,756,278	16.4%
Depreciation and amortization	633,394	1.7%	430,438	1.5%

Total costs and expenses	35,180,577	92.0%	28,624,714	98.7%

OPERATING INCOME	3,062,494	8.0%	390,682	1.3%

OTHER EXPENSE:
Interest expense	142,196	0.4%	18,625	0.0%
Loss on fair value of warrants	11,406,414	29.8%	840,499	2.9%

LOSS BEFORE INCOME TAX PROVISION	(8,486,116)	(22.2%)	(468,442)	(1.6%)

Income tax provision	1,153,773	3.0%	161,736	0.6%

NET LOSS	($9,639,889)	(25.2%)	($630,178)	(2.2%)

Revenue

Revenue for the nine months ended January 31, 2006 was approximately $38,243,000, as compared to $29,015,000 for the nine months ended January 31, 2005, an increase of 31.8%. The increase in revenue for the nine months was primarily attributable to the acquisition of Quality on November 24, 2004. For the nine months ended January 31, 2006, we had two separate customers which comprised 20.1% and 14.0% of total revenue.

Total revenue from the specialty communication systems segment for the nine months ended January 31, 2006 and 2005 was approximately $32,315,000 or 84.5% and $22,249,000 or 76.7% of total revenue, respectively. Wireless infrastructure services segment revenue for the nine months ended January 31, 2006 and 2005 was approximately $5,928,000 or 15.5% of total revenue and $6,766,000 or 23.3% of total revenue, respectively.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs. Our cost of revenue was approximately $27,727,000 or 72.5% of revenue for the nine months ended January 31, 2006, compared to $23,438,000 or 80.8% for the same period of the prior year. The dollar increase in our total cost of revenue was due to the increase in revenue as a result of the acquisition of Quality. The decrease in cost of revenue as a percent of revenue is due to the revenue mix attributable to contract revenue from Walker, Clayborn and Heinz and to the acquisition of Quality. In addition, in the third quarter of fiscal 2005, we experienced an increase in actual costs or estimated costs on certain contracts that were recognized in that quarter.

The specialty communication systems segment cost of revenue and cost of revenue as a percentage of revenue for the nine months ended January 31, 2006 and 2005 were approximately $23,275,000 and 72.0% and $18,376,000 and 82.6%, respectively. The decrease in cost of revenue as a percentage of revenue was due to the revenue mix attributable to contract revenue from Walker and Clayborn and the acquisition of Quality. In addition, in the third quarter of fiscal 2005, we experienced an increase in actual costs or estimated costs on certain contracts that were recognized in that quarter.

Wireless infrastructure services segment cost of revenue and cost of revenue as a percentage of revenue for the nine months ended January 31, 2006 and 2005 were approximately $4,452,000 and 75.1% and $5,062,000 and 74.8%, respectively. The increase in cost of revenue as a percentage of revenue is due to the revenue mix attributable to contract revenue from Heinz.

Selling, general and administrative expenses

For the nine months ended January 31, 2006, total selling, general and administrative expenses were $6,820,000 or 17.8% of total revenue compared to $4,756,000 or 16.4% of revenue for the same period in the prior year. Included in selling, general and administrative expenses for the nine months ended January 31, 2006 were $3,778,000 for salaries, commissions, and payroll taxes. The increase in salaries and payroll taxes compared to the same period in the prior year is due to the increase in headcount as a result of the acquisition of Quality. Professional fees were $394,000, which include accounting, legal and investor relation fees. Insurance costs were $1,039,000 and rent for office facilities was $291,000. Automobile and other travel expenses were $544,000. Other selling, general and administrative expenses totaled $774,000. For the nine months ended January 31, 2006, total selling, general and administrative expenses for the specialty communication systems and wireless infrastructure services segments were $5,004,000 and $794,000, respectively.

For the nine months ended January 31, 2005, selling, general and administrative expenses were $4,756,000 or 16.4% of revenue. Included in the selling, general and administrative expenses were $2,346,000 for salaries, commissions and payroll taxes, $430,000 in professional fees, and insurance costs of $861,000. Rent for our office facilities amounted to $253,000. Automobile and other travel expenses were $279,000. Other selling, general and administrative expenses totaled $587,000. For the nine months ended January 31, 2005, total selling, general and administrative expenses for the specialty communication systems and wireless infrastructure services segments were $3,099,000 and $759,000, respectively.

Depreciation and amortization

For the nine months ended January 31, 2006 and 2005, depreciation was approximately $410,000 and $256,000, respectively. The increase in depreciation is due to the purchase of property and equipment and the acquisition of fixed assets from acquiring Quality. The amortization of customer lists for the nine months ended January 31, 2006 was $223,000 as compared to the amortization of customer lists and backlog of $174,000 for the same period of the prior year. The increase in amortization is due to the acquisition of Quality customer lists. All customer lists are amortized over a period of five to six years from the date of their acquisition.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loss on Fair Value of Warrants

Loss on fair value of warrants for nine months ended January 31, 2006 and 2005 was approximately $11,406,000 and $840,000,  respectively. The increase in the loss is due principally to the increase in the market value of our common stock. The loss represents the unrealized non-cash change in the fair value of certain warrants for the quarter, using the Black-Scholes option pricing model. The non-cash loss on fair value of warrants has no impact on our cash flows or liquidity.

Net loss

As a result of the above, the net loss was approximately $9,640,000 for the nine months ended January 31, 2006, net of federal and state income tax expense of approximately $1,154,000. The variation in effective tax rates between periods is primarily due to the Quality acquisition and the loss on fair value of warrants described above.

We recognized net loss of approximately $630,000 for the nine months ended January 31, 2005, net of federal and state income taxes of approximately $162,000.

Liquidity and capital resources

At January 31, 2006, we had working capital of approximately $13,053,000, which consisted of current assets of approximately $20,086,000 and current liabilities of $7,033,000.

Operating activities provided approximately $1,938,000 in cash for the nine months ended January 31, 2006. The sources of cash from operating activities total approximately $3,767,000, comprised of $9,640,000 net loss, $12,073,000 in net non-cash charges, a $50,000 decrease in prepaid expenses and other assets, an $810,000 increase in billings in excess of costs and estimated earnings on uncompleted contracts and a $474,000 increase in income taxes payable. The uses of cash from operating activities total approximately $1,829,000, comprised of a $122,000 increase in accounts receivable, a $297,000 increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $73,000 increase in inventory, and a $1,337,000 decrease in accounts payable and accrued expenses.

Our investing activities utilized approximately $139,000 in cash during the nine months ended January 31, 2006, which consisted of $135,000 paid for property and equipment and $4,000 paid for acquisition transaction costs.

Our financing activities provided cash of approximately $4,549,000 during the nine months ended January 31, 2006. Financing activities include proceeds from the exercise of warrants of $3,387,000 less related issuance costs of $200,000, borrowings under lines of credit of $2,618,000 less debt issuance costs of $159,000, repayments of equipment loans and capital lease obligations of approximately $154,000, and $943,000 paid to shareholders.

Our capital requirements depend on numerous factors, including the market for our services, the resources we devote to developing, marketing, selling and supporting our business, the timing and extent of establishing additional markets and other factors. On June 3, 2005, we entered into a credit agreement with a commercial bank. The credit agreement provides for a revolving line of credit in an amount not to exceed $5,000,000, together with a letter of credit facility not to exceed $500,000. We also entered into security agreements, pursuant to which each subsidiary granted a security interest to the bank in all of their assets.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Under the terms of our credit agreement, we are permitted to borrow up to $3,000,000 under the revolving credit line, based upon eligible receivables. Once we have provided financial statements which evidence that we have earnings before interest, taxes, depreciation and amortization of (i) $750,000 for the quarter ended July 31, 2005, (ii) $750,000 for the quarter ended October 31, 2005, and (iii) $2,500,000 for the year ended April 30, 2006, the revolving commitment amount will be increased to $5,000,000. The credit agreement contains customary covenants, including but not limited to (i) restrictions on the permitted ratio of total unsubordinated liabilities to tangible net worth plus subordinated indebtedness, (ii) our total tangible net worth, (iii) working capital, (iv) minimum earnings before interest, taxes, depreciation and amortization, and (v) dividend restrictions. As of January 31, 2006, we were in compliance with the credit agreement covenants. The loan commitment expires on August 31, 2008. We may prepay the loan at any time.

The loan under the credit agreement bears interest at a rate equal to either the bank’s reference rate plus one- half (0.5%) percent, or LIBOR plus two and three-quarters (2.75%) percent, as we may request (7.1875% as of January 31, 2006). We paid a facility fee to the bank of $50,000 on the closing date. In addition to the loan, a $500,000 letter of credit was re-issued in favor of Walker’s surety bonding company as collateral for performance and payment bond requirements.

We used the initial funds provided by the loan, in the gross amount of $3,000,000, to repay existing bank debt of Walker of approximately $672,000, for the payment of approximately $758,000 to the former shareholders of our Quality subsidiary for monies due to them pursuant to the terms of the purchase of their company, and for working capital.

On November 24, 2004, we acquired Quality for the aggregate consideration of approximately $7,500,000 in cash, net of acquisition transaction costs. A formal purchase price allocation has been completed and the amounts assignable to tangible assets, other intangible assets and goodwill have been determined. The acquisition of Quality provides us additional project engineering expertise for specialty communication opportunities, broadens our customer base especially in the public safety sector and gaming industry, and expands our geographic presence in the Northeastern United States.

At January 31, 2006, we had cash and cash equivalents of $7,337,000 and working capital of approximately $13,053,000. With the funds available from the recently obtained revolving credit line and internally available funds, we believe that we have sufficient capital to meet our needs through January 31, 2007. Our future operating results may be affected by a number of factors including our success in bidding on future contracts and our continued ability to manage controllable costs effectively. To the extent we grow by future acquisitions that involve consideration other than stock, our cash requirements may increase.

On February 8, 2006, we filed a registration statement on Form SB-2 with the SEC in connection with a proposed public offering of 2,000,000 shares of our common stock, subject to an over-allotment option for an additional 300,000 shares of our common stock. There can be no assurance as to the timing or final terms of the offering, or whether or not the offering will be consummated. In connection with the public offering, we anticipate incurring substantial costs, which, if the offering is not consummated, will be charged to expense. As of January 31, 2006, such costs were not material.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Backlog

As of January 31, 2006, we had a backlog of unfilled orders of approximately $19.7 million compared to approximately $17.4 million at January 31, 2005. We anticipate our backlog at January 31, 2006 to be recognized as revenue within eight months from that date. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments which may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently issued accounting pronouncements

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”, which revises FASB Statement No. 123 and will be effective beginning with the first fiscal quarter for our fiscal year ending April 30, 2007. The revised standard will require us to expense employee stock options and other share-based payments over the service period. The revised standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position or results of operations, although it is likely that we will have to recognize additional compensation expense in periods after adoption.

No other recently issued accounting pronouncement issued or effective after the end of the most recent quarter is expected to have a material impact on the Company’s consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 3. CONTROLS AND PROCEDURES

a)
Evaluation of disclosure controls and procedures. An evaluation as of January 31, 2006 was performed under the supervision and with participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of that date to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

b)
Changes in internal controls. There was no change in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings or claims.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2005, we issued 62,500 shares of common stock upon exercise of warrants in exchange for $300,000. The shares were issued to one accredited investor in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

In December 2005, we issued 211,500 shares of common stock upon exercise of warrants in exchange for $1,776,600. The shares were issued to one accredited investor in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

In January 2006, we issued 155,851 shares of common stock upon exercise of warrants in exchange for $1,310,148. The shares were issued to two accredited investors in transactions exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

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

WPCS INTERNATIONAL INCORPORATED

Date: March 22, 2006	By:	/s/ JOSEPH HEATER
Joseph Heater
Chief Financial Officer