Form 10QSB/A
period 2005-01-31
WPCS INTERNATIONAL INC
filed 2006-03-31
CIK 1086745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                        (Amendment No. 1 to Form 10-QSB)


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

                               Explanatory Note

WPCS International Incorporated (the "Company") has restated its consolidated financial statements for the fiscal year ended April 30, 2005 on Form 10-KSB/A, and the interim periods ended January 31, 2005, July 31, 2005 and October 31, 2005 on Forms 10-QSB/A.

As previously disclosed, on November 16, 2004, the Company completed a private placement with certain investors for an aggregate of 2,083,887 shares of its common stock and 2,083,887 common stock purchase warrants for $10,000,000. Under the terms of the sale, the investors were granted certain registration rights in which the Company agreed to timely file a registration statement to register the common shares and the shares underlying the warrants, obtain effectiveness of the registration statement by the SEC within ninety (90) days of November 16, 2004, and maintain the effectiveness of this registration statement for a preset time thereafter. In the event the Company fails to timely perform under the registration rights agreement, the Company agrees to pay the investors liquidated damages in an amount equal to 1.5% of the aggregate amount invested by the investors for each 30-day period or pro rata for any portion thereof following the date by which the registration statement should have been effective. The initial registration statement was filed and declared effective by the SEC within the allowed time and the Company has maintained the effectiveness of the registration statement to date, and has not been required to pay any liquidated damages in connection with the filing or on-going effectiveness of the registration statement.

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

The SEC recently announced its preferred interpretation of the accounting for common stock and warrants with registration rights under EITF 00-19. The SEC concluded that for agreements containing registration rights where significant liquidated damages could be required to be paid to the holder of the instrument in the event the issuer fails to maintain the effectiveness of a registration statement for a preset time period, the common stock subject to such liquidated damages does not meet the tests required for shareholders' equity classification, and accordingly must be reflected between liabilities and shareholders' equity in the balance sheet until the conditions are eliminated. In analyzing instruments under EITF 00-19, the SEC concluded that the likelihood or probability related to the failure to maintain an effective registration statement is not a factor.

Historically, the Company classified the common stock and warrants with registration rights described above as shareholders' equity, as it believed these securities met the requirements necessary to record them as shareholders' equity. After further review in accordance with the SEC's recent preferred interpretation of EITF 00-19 as it relates to these common shares and warrants subject to registration rights, the Company has concluded that its financial statements for the year ended April 30, 2005, and interim periods ended January 31, 2005, July 31, 2005, and October 31, 2005, will be restated. The restatement includes the reclassification of common stock subject to registration rights from shareholders' equity and into temporary equity, and the reclassification of the liability for the fair value of the warrants out of shareholders' equity and into warrant liability as of the closing date (November 16, 2004).

This Amendment No. 1 on Form 10-QSB/A ( the "Form 10-QSB/A") to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 2005, initially filed with the Securities and Exchange Commission ( the "SEC") on March 17, 2005, is being filed to reflect restatements of the Company's Consolidated Balance Sheet as of January 31, 2005 and the related Consolidated Statements of Operations, Shareholders' Equity and Cash Flows for the three and nine months ended January 31, 2005. For a more detailed description of these restatements, see Note 2, "Restatement for Equity Issued with Registration Rights".

For the convenience of the reader, this Form 10-QSB/A sets forth the original Form 10-QSB in its entirety. However, this Form 10-QSB/A only amends and restates Items 1 and 2, in each case as a result of, and to reflect, the restatement. No other information in the original Form 10-QSB is amended hereby. In addition, pursuant to the rules of the SEC, the original Form 10-QSB has been amended to contain currently dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.


                                                        INDEX

PART I           FINANCIAL INFORMATION

                 ITEM 1       Condensed consolidated balance sheets at January 31, 2005 (unaudited) and
                              April 30, 2004                                                                      5 - 6

                              Condensed consolidated statements of operations for the three and nine
                              months ended January 31, 2005 and 2004 (unaudited)                                    7

                              Condensed consolidated statement of shareholders' equity for the nine
                              months ended January 31, 2005 (unaudited)                                             8

                              Condensed consolidated statements of cash flows for the nine months ended
                              January 31, 2005 and 2004 (unaudited)                                               9 - 10

                              Notes to unaudited condensed consolidated financial statements                     11 - 21

                 ITEM 2       Management's Discussion and Analysis of Financial Condition and Results of
                              Operations                                                                         22 - 32

                 ITEM 3       Controls and Procedures                                                              33

PART II          OTHER INFORMATION

                 ITEM 1       Legal proceedings                                                                    34
                 ITEM 2       Unregistered sales of equity securities and use of proceeds                          34
                 ITEM 3       Defaults upon senior securities                                                      34
                 ITEM 4       Submission of matters to a vote of security holders                                  34
                 ITEM 5       Other information                                                                    34
                 ITEM 6       Exhibits                                                                             35

                 SIGNATURES                                                                                        36

                 CERTIFICATIONS


                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                                               January 31,           April 30,
                                                                                                  2005                 2004
                                                                                           -------------------  -------------------
                                                                                               (Unaudited)            (Note 1)

CURRENT ASSETS:
     Cash and cash equivalents                                                            $         2,294,544   $        1,984,636
     Accounts receivable, net of allowance of $58,779 at January 31, 2005 and $61,779
     at April 30, 2004                                                                              8,990,505            5,909,879
     Costs and estimated earnings in excess of billings on uncompleted contracts                    2,165,362            2,123,031
     Inventory                                                                                        795,809              104,799
     Prepaid expenses                                                                                 319,086              264,076
     Deferred income taxes                                                                             72,000               60,000
                                                                                          --------------------   ------------------
        Total current assets                                                                        14,637,306           10,446,421


PROPERTY AND EQUIPMENT, net                                                                         1,615,594            1,005,760

CUSTOMER LISTS                                                                                        681,750              603,333

BACKLOG                                                                                                32,500                    -

GOODWILL                                                                                           13,649,794            8,681,870

OTHER ASSETS                                                                                          180,924              144,713
                                                                                           -------------------  -------------------

    Total assets                                                                           $       30,797,868   $       20,882,097
                                                                                           ===================  ===================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                                JANUARY 31,         APRIL 30,
                                                                                                  2005                2004
                                                                                           -------------------  -------------------
                                                                                                (Unaudited)            (Note 1)
                                                                                                  (Note 2)
CURRENT LIABILITIES:
     Borrowings under lines of credit                                                      $          353,131   $          551,000
     Current maturities of capital lease obligation                                                     2,731                2,534
     Current maturities of loans payable                                                              177,016               94,056
     Accounts payable and accrued expenses                                                          5,998,043            4,732,200
     Billings in excess of costs and estimated earnings on uncompleted contracts                    1,515,607            2,162,452
     Due to shareholders                                                                               73,245               88,157
     Income taxes payable                                                                             119,523              223,753
     Deferred income taxes                                                                            219,000              196,100
                                                                                           -------------------  -------------------
        Total current liabilities
                                                                                                    8,458,296            8,050,252


Capital lease obligation, net of current portion                                                            -                2,073
Loans payable, net of current portion                                                                 348,277              170,362
Due to shareholders, net of current portion                                                         1,026,755            1,026,755
Deferred income taxes                                                                                 290,000              344,900
Warrant liability                                                                                   4,249,332                    -
                                                                                           -------------------  -------------------
        Total liabilities                                                                          14,372,660            9,594,342
                                                                                           -------------------  -------------------

COMMITMENTS AND CONTINGENCIES

COMMON STOCK WITH REGISTRATION RIGHTS:
     Common stock subject to continuing registration, $0.0001 par value,
     2,083,337 shares issued and outstanding at January 31, 2005                                    5,755,960                    -
                                                                                           -------------------  -------------------

SHAREHOLDERS' EQUITY:

     Preferred Stock - $0.0001 par value, 5,000,000 shares authorized, none issued                          -                    -
     Common Stock - $0.0001 par value, 75,000,000 shares authorized, 1,737,498 shares issued and outstanding at January 31, 2005 and April 30, 2004,
     respectively                                                                                         174                  174
     Additional paid-in capital                                                                    11,966,499           11,993,387
     Unearned consulting services                                                                           -              (38,559)
     Accumulated deficit                                                                           (1,297,425)            (667,247)
                                                                                           -------------------  -------------------
        Total shareholders' equity                                                                 10,669,248           11,287,755
                                                                                           -------------------  -------------------
        Total liabilities and shareholders' equity                                         $       30,797,868   $       20,882,097
                                                                                           ===================  ===================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                            Three Months Ended                     Nine Months Ended
                                                                January 31,                           January 31,
                                                         2005                2004               2005               2004
                                                    ----------------    ----------------   ---------------    ----------------
                                                       (Note 2)                                (Note 2)

REVENUE                                             $    11,440,977     $     4,552,300    $   29,015,396     $    13,874,616
                                                    ----------------    ----------------   ---------------    ----------------
COSTS AND EXPENSES:
     Cost of revenue                                      8,547,327           3,444,374        21,881,729          10,084,508
     Selling, general and administrative expenses         2,511,539           1,416,104         6,312,547           3,956,611
     Depreciation and amortization                          183,745              99,999           430,438             254,214
                                                    ----------------    ----------------   ---------------    ----------------

        Total costs and expenses                         11,242,611           4,960,477        28,624,714          14,295,333
                                                    ----------------    ----------------   ---------------    ----------------

OPERATING INCOME (LOSS)                                     198,366           (408,177)           390,682           (420,717)

OTHER EXPENSE:

     Interest expense                                         5,862               1,214            18,625               9,410
     Loss on fair value of warrants                         840,499                   -           840,499                   -
                                                    ----------------    ----------------   ---------------    ----------------

LOSS BEFORE INCOME TAX PROVISION (BENEFIT)                 (647,995)           (409,391)         (468,442)           (430,127)

Income tax provision (benefit)                               89,841            (86,800)           161,736               4,200
                                                    ----------------    ----------------   ---------------    ----------------
NET LOSS                                            $      (737,836)    $      (322,591)   $     (630,178)    $      (434,327)
                                                    ================    ================   ===============    ================

Basic and diluted net loss per common share         $         (0.21)    $         (0.19)   $        (0.27)    $         (0.30)
                                                    ================    ================   ===============    ================
Basic and diluted weighted average number of
common shares outstanding                                 3,458,516           1,677,974         2,311,171           1,464,482


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED JANUARY 31, 2005
                                   (UNAUDITED)



                                                                            Additional     Unearned                        Total
                                 Preferred Stock          Common Stock       Paid-In     Consulting     Accumulated   Shareholders'
                             Shares       Amount      Shares      Amount     Capital      Services        Deficit         Equity
                          -----------  ----------- ----------- ----------- ------------ -------------- -------------- --------------
BALANCE, APRIL 30, 2004
 (Note 1)                          -   $        -   1,737,498  $      174  $11,993,387  $     (38,559)  $   (667,247) $  11,287,755


Common Stock
issuance costs                     -            -           -           -      (26,888)             -              -        (26,888)

Amortization of
unearned consulting
services                           -            -           -           -            -         38,559              -         38,559


Net loss                           -            -           -           -            -              -       (630,178)      (630,178)

                          -----------  ----------- ----------- ----------- ------------ -------------- -------------- --------------
BALANCE, JANUARY 31, 2005          -   $        -   1,737,498  $      174  $11,966,499  $           -  $  (1,297,425) $  10,669,248
                          ===========  =========== =========== =========== ============ ============== ============== ==============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                      Nine Months Ended
                                                                                                           January 31,
                                                                                                   2005                 2004
                                                                                           -------------------  -------------------
                                                                                                (Note 2)
OPERATING ACTIVITIES :
Net loss                                                                                   $         (630,178)  $         (434,327)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Depreciation and amortization                                                                    430,438              254,214
     Fair value of warrant liability                                                                  840,499                    -
     Provision for doubtful accounts                                                                        -               35,669
     Amortization of unearned consulting services                                                      38,559              187,620
     Deferred income taxes                                                                            (65,948)             (86,800)
Changes in operating assets and liabilities, net of effects of acquisitions:
     Accounts receivable                                                                             (945,873)            (349,310)
     Costs and estimated earnings in excess of billings on uncompleted
     contracts                                                                                        (42,331)            (332,808)
     Inventory                                                                                       (446,957)               5,451
     Prepaid expenses                                                                                  15,437              (30,134)
     Other assets                                                                                     (30,211)             (11,536)
     Accounts payable and accrued expenses                                                            132,907              255,801
     Billings in excess of costs and estimated earnings on uncompleted
     contracts                                                                                       (646,845)             658,377
     Income taxes payable                                                                            (103,643)              (4,183)
                                                                                           -------------------  -------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                                (1,454,146)             148,034
                                                                                           -------------------  -------------------
INVESTING ACTIVITIES:
Acquisition of property and equipment                                                                (151,114)             (57,142)
Acquisition of Clayborn, net of cash received                                                               -             (822,381)
Acquisition of Quality, net of cash received                                                       (6,709,678)                   -
Acquisition earn-out and other transaction costs                                                     (113,518)            (394,211)
                                                                                           -------------------  -------------------
NET CASH USED IN INVESTING ACTIVITIES                                                              (6,974,310)          (1,273,734)
                                                                                           -------------------  -------------------

FINANCING ACTIVITIES:

Repayment of advances from officers                                                                         -             (100,000)
Net proceeds from issuance of common stock with registration rights                                 9,164,793            2,204,691
Common stock issuance costs                                                                           (26,888)                   -
(Repayments) borrowings under lines of credit                                                        (332,998)             100,000
Repayments of loans payable                                                                           (64,667)            (150,417)
Payments of capital lease obligations                                                                  (1,876)              (1,699)
                                                                                           -------------------  -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                           8,738,364            2,052,575
                                                                                           -------------------  -------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                             309,908              926,875
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                      1,984,636              167,547
                                                                                           -------------------  -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $        2,294,544   $        1,094,422
                                                                                           ===================  ===================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                                   (Unaudited)


                                                                                                    Nine Months Ended
                                                                                                         January 31,
                                                                                                   2005               2004
                                                                                           -------------------  -------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest                                                                           $           20,439   $           11,134
        Income taxes                                                                       $          424,708   $          105,456
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
        Issuance of common stock in connection with acquisition of Clayborn                $                -   $          867,468

        Conversion of Series C preferred stock to common stock                             $                -   $              179


        Unpaid earn-out consideration relating to acquisitions                             $                -   $        1,203,016

        Issuance of notes for property and equipment                                       $          139,033   $                -

        Reversal of accruals established in purchase accounting                            $           49,790   $                -


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

The SEC recently announced its preferred interpretation of the accounting for common stock and warrants with registration rights under EITF 00-19. The SEC concluded that for agreements containing registration rights where significant liquidated damages could be required to be paid to the holder of the instrument in the event the issuer fails to maintain the effectiveness of a registration statement for a preset time period, the common stock subject to such liquidated damages does not meet the tests required for shareholders' equity classification, and accordingly must be reflected between liabilities and shareholders' equity in the balance sheet until the conditions are eliminated. In analyzing instruments under EITF 00-19, the SEC concluded that the likelihood or probability related to the failure to maintain an effective registration statement is not a factor.

Historically, the Company classified the common stock and warrants with registration rights described above as shareholders' equity, as it believed these securities met the requirements necessary to record them as shareholders' equity. After further review in accordance with the SEC's recent preferred interpretation of EITF 00-19 as it relates to these common shares and warrants subject to registration rights, the Company has concluded that its financial statements for the year ended April 30, 2005, and interim periods ended January 31, 2005, July 31, 2005, and October 31, 2005, will be restated. The restatement includes the reclassification of common stock subject to registration rights from shareholders' equity and into temporary equity, and the reclassification of the liability for the fair value of the warrants from shareholders' equity and into warrant liability as of the closing date (November 16, 2004).

Based on the above determination, as of January 31, 2005, the Company reclassified $5,755,960 from shareholders equity and into temporary equity. In addition, the Company measured the initial fair value of the warrants on the closing date at $3,408,833 and reclassified the fair value of the warrants from shareholders' equity and into warrant liability. At the end of each reporting period, the value of the warrants is re-measured based on the fair value of the underlying shares, and changes to the warrant liability and related "gain or loss in fair value of the warrants" is recorded as a non-cash charge or credit to earnings. The warrant liability will be reclassified to shareholders' equity when the Company is no longer subject to performance under the registration rights agreement.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

At January 31, 2005, the warrant liability increased to $4,249,332 due principally to the increase in the market value of the Company's common stock. The fair value of the warrants was estimated using the Black-Scholes option-pricing model, with the following assumptions for the three months ended January 31, 2005: risk-free interest rate of 3.91% to 3.92%, dividend yield of 0%, expected life of 6.79 to 7.0 years and volatility rate of 42.1% were used.

As a result, for the three months ended January 31, 2005, the Company recorded a non-cash loss on fair value of warrants of $840,499. The increase in the loss on fair value of warrants is due principally to the increase in the market value of the common stock of the Company. The non-cash loss on fair value of warrants has no effect on the Company's cash flows or liquidity.

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

Changes in goodwill during the nine months ended January 31, 2005 are as follows:

Beginning balance, May 1, 2004                                $       8,681,870

Reversal of accruals established in purchase accounting                 (49,790)
Transaction costs                                                         7,249
Heinz acquisition cost adjustments                                     (217,409)
Quality acquisition                                                   5,227,874
                                                              -----------------

Ending balance, January 31, 2005                              $      13,649,794
                                                              =================

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

Equity Issued with Registration Rights

In connection with sales of our common stock and warrants to certain investors during the third fiscal quarter ended January 31, 2005, the Company granted certain registration rights that provide for liquidated damages in the event of failure to timely perform under the agreements. Although the common stock purchase agreement does not provide for net-cash settlement, the existence of liquidated damages provides for a defacto net-cash settlement option. Therefore, common stock subject to such liquidated damages does not meet the tests required for shareholders' equity classification, and accordingly has been reflected between liabilities and equity in the accompanying consolidated balance sheet until such time as the conditions are eliminated.

Warrant Liability

In connection with the sale of certain equity instruments during the third fiscal quarter ended January 31, 2005, as described above, the Company issued freestanding warrants. Although the terms of the warrants do not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within the Company's control and, accordingly, the Company is required to account for these freestanding warrants as a derivative financial instrument liability, rather than as shareholders' equity.

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

NOTE 4- ACQUISITIONS

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The purchase price allocation, as adjusted, has been determined as follows:

Assets purchased:
    Cash                                              $              8,052
    Accounts receivable                                            603,435
    Costs in excess of billings                                    103,459
    Fixed assets                                                    47,440
    Customer lists                                                 220,000
    Backlog                                                         65,000
    Other assets                                                    71,128
    Goodwill                                                       803,208
                                                      --------------------
                                                                 1,921,722
                                                      --------------------
Liabilities assumed:
    Accounts payable                                             (494,503)
    Accrued expenses                                             (130,694)
    Line of credit                                                (90,000)
    Notes payable                                                 (80,942)
    Billings in excess of cost                                    (29,223)
    Deferred tax liability                                        (91,000)
                                                      --------------------
                                                                 (916,362)
                                                      --------------------
Purchase price                                        $         1,005,360
                                                      ====================

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

Quality is a Lakewood, New Jersey based provider of specialty communication services. The acquisition of Quality gives the Company additional project engineering expertise for specialty communication opportunities, broadens its customer base especially in the public safety sector and gaming industry, and expands its geographic presence in the Northeastern United States. The financing for this transaction was completed through the issuance of common stock as described in Note 9.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The preliminary purchase price allocation has been determined as follows:

Assets purchased:
    Cash                                              $            163,674
    Accounts receivable                                          2,136,753
    Inventory                                                      244,053
    Fixed assets                                                   526,346
    Prepaid expenses                                                70,447
    Other assets                                                     6,000
    Goodwill                                                     5,227,874
                                                      --------------------
                                                                 8,375,147
                                                      --------------------
Liabilities assumed:
    Accounts payable                                              (912,736)
    Accrued expenses                                              (271,991)
    Deferred income taxes                                          (21,948)
    Income taxes payable                                               587
    Line of credit borrowings                                     (135,129)
    Notes payable                                                 (160,578)
                                                      --------------------
                                                                (1,501,795)
                                                      --------------------
Purchase price                                        $          6,873,352
                                                      ====================

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

                                                                 Three months ended                      Nine months ended
                                                           January 31,      January 31,          January 31,         January 31,
                                                            2005                2004                2005                2004
                                                    -----------------    ------------------    ----------------    ----------------
Revenue                                             $      12,323,719            $7,414,956         $36,394,749         $24,714,651

Net loss                                                    ($779,766)            ($227,077)          ($547,047)          ($326,672)

Weighted average number of shares used in calculation:
       Basic and diluted net loss per share                 3,820,835             3,820,835           3,820,835           3,676,214

Pro forma net loss per common share
       Basic and diluted                                       ($0.20)               ($0.06)             ($0.14)             ($0.09)

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following at January 31, 2005:


Costs incurred on uncompleted contracts                 $      20,892,557
Estimated contract profit                                       4,678,857
                                                        -----------------
                                                               25,571,414
Less: billings to date                                         24,921,659
                                                        -----------------

                         Net costs in excess                     $649,755
                                                        =================

Costs and estimated earnings in excess of billings      $       2,165,362

Billings in excess of costs and estimated earnings
  on uncompleted contracts                                      1,515,607
                                                        -----------------
                         Net costs in excess            $         649,755
                                                        =================

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

NOTE 7 - LINE OF CREDIT

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

NOTE 8 - STOCK OPTION PLAN

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                                                        Three months ended                  Nine months ended
                                                                             January 31,                        January 31,
                                                                         2005           2004                2005            2004
                                                                     ----------      ----------         ------------    ----------
Net loss, as reported                                                ($737,836)      ($322,591)           ($630,178)    ($434,327)

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax
                                                                       (35,866)        (51,653)            (394,346)     (202,413)
                                                                     ----------      ----------         ------------    ----------

Net loss, Pro forma                                                  ($773,702)      ($374,244)         ($1,024,524)    ($636,740)
                                                                     ==========      ==========         ============    ==========

Basic and diluted net loss per share
     As reported                                                        ($0.21)         ($0.19)              ($0.27)       ($0.30)
     Pro forma                                                          ($0.22)         ($0.22)              ($0.44)       ($0.43)


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

NOTE 9 - SHAREHOLDERS' EQUITY

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

NOTE 10 - SEGMENT REPORTING

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


Segment results as of and for the three and nine months ended January 31, 2005 and 2004 are as follows:

                          Three Months Ended January 31, 2005                        Three Months Ended January 31, 2004
                                Wireless       Specialty                                   Wireless       Specialty
                 Corporate    Infrastructure Communication      Total       Corporate    Infrastructure  Communication    Total
                -----------   -------------- -------------  -----------     ---------    --------------  -------------  -----------
Revenue         $         -   $    1,558,958 $   9,882,019  $11,440,977     $       -    $      754,477  $   3,797,823  $ 4,552,300

Income (loss)
before
income taxes    $(1,077,995)  $       39,149 $     390,851  $  (647,995)    $(201,467)   $      (68,318) $   ($139,606) $  (409,391)



                    As of/For the Nine Months Ended January 31, 2005           As of/For the Nine Months Ended January 31, 2004
                                Wireless       Specialty                                   Wireless       Specialty
                 Corporate    Infrastructure Communication      Total       Corporate    Infrastructure Communication    Total
                -----------   -------------- -------------  -----------     ---------    --------------  -------------  -----------
Revenue         $         -   $    6,766,465 $  22,248,931  $29,015,396     $       -    $    2,477,117  $  11,397,499  $13,874,616

Income (loss)
before
income taxes    $(1,753,156)  $      856,804 $     427,910  $  (468,442)    $(777,028)   $       11,442  $     335,459  $  (430,127)

Goodwill        $         -   $    2,435,752 $  11,214,042  $13,649,794     $       -    $    1,632,544  $   6,335,049  $ 7,967,593

Total assets    $ 2,687,680   $    5,490,960 $  22,619,228  $30,797,868     $ 348,873    $    2,781,569  $  11,991,946  $15,122,388

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

     o For the three months ended January 31, 2005, the specialty communication segment represents approximately 86% of total revenue, and wireless infrastructure services represent approximately 14% of total revenue. For the nine months ended January 31, 2005, the specialty communication segment represents approximately 77% of total revenue, and wireless infrastructure services represent approximately 23% of total revenue.

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

     o In connection with sales of our common stock and warrants to certain investors during the third fiscal quarter ended January 31, 2005, we granted certain registration rights that provide for liquidated damages in the event of failure to timely perform under the agreements. The SEC recently announced its preferred interpretation of the accounting for common stock and warrants with registration rights under EITF 00-19. The SEC concluded that for agreements containing registration rights where significant liquidated damages could be required to be paid to the holder of the instrument in the event the issuer fails to maintain the effectiveness of a registration statement for a preset time period, the common stock subject to such liquidated damages does not meet the tests required for shareholders' equity classification, and accordingly must be been reflected as temporary equity in the consolidated balance sheet until the conditions are eliminated. In analyzing instruments under EITF 00-19, the SEC concluded that the likelihood or probability related to the failure to maintain an effective registration statement is not a factor.

          Historically, we classified the common stock and warrants with registration rights described above as shareholders' equity, as we believed these securities met the requirements necessary to record them as shareholders' equity. After further review in accordance with the SEC's recent preferred interpretation of EITF 00-19 as it relates to these common shares and warrants subject to registration rights, we have concluded that our financial statements for the year ended April 30, 2005, and interim periods ended January 31, 2005, July 31, 2005, and October 31, 2005, will be restated. The restatement includes the reclassification of common stock subject to registration rights from shareholders' equity and into temporary equity, and the reclassification of the liability for the fair value of the warrants from shareholders' equity and into warrant liability as of the closing date (November 16, 2004).

          Based on the above determination, as of January 31, 2005, we reclassified $5,755,960 from shareholders equity and into temporary equity.In addition, we measured the initial fair value of the warrants on the closing date at $3,408,833 and reclassified the fair value of the warrants from shareholders' equity and into warrant liability. At the end of each reporting period, the value of the warrants is re-measured based on the fair value of the underlying shares, and changes to the warrant liability and related "gain or loss in fair value of the warrants" is recorded as a non-cash charge or credit to earnings. The warrant liability will be reclassified to shareholders' equity when we are no longer subject to performance under the registration rights agreement.

          At January 31, 2005, the warrant liability increased to $4,249,332 due principally to the increase in the market value our common stock. The fair value of the warrants was estimated using the Black-Scholes option-pricing model, with the following assumptions for the three months ended January 31, 2005: risk-free interest rate of 3.91% to 3.92%, dividend yield of 0%, expected life of 6.79 to 7.0 years and volatility rate of 42.1% were used.

          As a result, for the three months ended January 31, 2005, we recorded a non-cash loss on fair value of warrants of $840,499. The increase in the loss on fair value of warrants is due principally to the increase in the market value of the common stock of the Company. The non-cash loss on fair value of warrants has no effect on our cash flows or liquidity.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS





THREE MONTHS ENDED JANUARY 31, 2005
Consolidated results for the three months ended January 31, 2005 and 2004 are as follows.

                                                                             Three Months Ended
                                                                                 January 31,
                                                                         2005                           2004
                                                            -------------- ----------    ----------------- ----------

REVENUE                                                     $   11,440,977     100.0%    $       4,552,300     100.0%
                                                            -------------- ----------    ----------------- ----------

COSTS AND EXPENSES:
       Cost of revenue                                           8,547,327      74.7%            3,444,374      75.7%
       Selling, general and administrative expenses              2,511,539      22.0%            1,416,104      31.1%
       Depreciation and amortization                               183,745       1.6%               99,999       2.2%
                                                            -------------- ----------    ----------------- ----------

          Total costs and expenses                              11,242,611      98.3%            4,960,477     109.0%
                                                            -------------- ----------    ----------------- ----------

OPERATING INCOME (LOSS)                                            198,366       1.7%            (408,177)     (9.0%)

OTHER EXPENSE:

       Interest expense                                              5,862       0.0%                1,214       0.0%

       Loss on fair value of warrants                              840,499       7.3%                    -       0.0%
                                                            -------------- ----------    ----------------- ----------

LOSS BEFORE INCOME TAX PROVISION (BENEFIT)                        (647,995)     (5.6%)            (409,391)     (9.0%)


Income tax provision (benefit)                                      89,841       0.8%             (86,800)     (1.9%)
                                                            -------------- ----------    ----------------- ----------

NET LOSS                                                    $   (737,836)       (6.4%)   $       (322,591)     (7.1%)
                                                            ============== ==========    ================= ==========

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

Loss on Fair Value of Warrants

Loss on fair value of warrants for the three months ended January 31, 2005 was approximately $840,000. The increase in the loss is due principally to the increase in the market value of our common stock. The loss represents the unrealized non-cash change in the fair value of certain warrants for the quarter, using the Black-Scholes option pricing model. The non-cash loss on fair value of warrants has no impact on our cash flows or liquidity.

Net loss

Net loss was approximately $738,000 for the three months ended January 31, 2005. Net income is net of federal and state income tax expense of approximately $90,000. The variation in effective tax rates between periods is primarily due to the Heinz acquisition and certain book-to-tax permanent differences.

We incurred a net loss of approximately $323,000 for the three months ended January 31, 2004.

NINE MONTHS ENDED JANUARY 31, 2005
Consolidated results for the nine months ended January 31, 2005 and 2004 are as follows.

                                                                               Nine Months Ended
                                                                                   January 31,
                                                                  2005                           2004
                                                            ---------------- ---------    ----------------- ---------

REVENUE                                                     $     29,015,396    100.0%    $      13,874,616    100.0%
                                                            ---------------- ---------    ----------------- ---------

COSTS AND EXPENSES:
       Cost of revenue                                            21,881,729     75.4%           10,084,508     72.7%
       Selling, general and administrative expenses                6,312,547     21.8%            3,956,611     28.5%
       Depreciation and amortization                                 430,438      1.5%              254,214      1.8%
                                                            ---------------- ---------    ----------------- ---------

         Total costs and expenses                                 28,624,714     98.7%           14,295,333    103.0%
                                                            ---------------- ---------    ----------------- ---------

OPERATING INCOME (LOSS)                                              390,682      1.3%            (420,717)    (3.0%)

OTHER EXPENSE:
       Interest expense                                               18,625      0.0%                9,410      0.1%

       Loss on fair value of warrants                                840,499      2.9%                    -      0.0%
                                                            ---------------- ---------    ----------------- ---------

LOSS BEFORE INCOME TAX PROVISION                                    (468,442)    (1.6%)            (430,127)    (3.1%)


Income tax provision                                                 161,736      0.6%                4,200      0.0%
                                                            ---------------- ---------    ----------------- ---------

NET LOSS                                                    $       (630,178)    (2.2%)    $       (434,327)    (3.1%)
                                                            ================ =========    ================= =========
Revenue

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

Loss on Fair Value of Warrants

Loss on fair value of warrants for the nine months ended January 31, 2005 was approximately $840,000. The increase in the loss is due principally to the increase in the market value of our common stock. The loss represents the unrealized non-cash change in the fair value of certain warrants for the quarter, using the Black-Scholes option pricing model. The non-cash loss on fair value of warrants has no impact on our cash flows or liquidity.

Net loss

Net loss was approximately $630,000 for the nine months ended January 31, 2005. Net income is net of federal and state income tax expense of approximately $162,000. The variation in effective tax rates between periods is primarily due to the Clayborn and Heinz acquisitions and certain book-to-tax permanent differences.

We incurred a net loss of approximately $434,000 for the nine months ended January 31, 2004.

Liquidity and capital resources

At January 31, 2005, we had working  capital of $6,179,000,  which  consisted of
current  assets  of  approximately   $14,637,000  and  current   liabilities  of
$8,458,000.

Operating activities used $1,454,000 in cash during the nine months ended January 31, 2005. This was mainly comprised of $630,000 of net loss plus $1,243,000 in net non-cash charges, a $946,000 increase in accounts receivable, $104,000 decrease in income taxes payable, a $42,000 increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $447,000 increase in inventory, $133,000 increase in accounts payable and accrued expenses, $647,000 decrease in billings in excess of costs and estimated earnings on uncompleted contracts payable and a $14,000 net increase in other assets.

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Recently issued accounting pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. The adoption of this statement did not have a material impact on our consolidated financial position, or results of operations.

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), "Share-Based Payment", which amends FASB Statement No. 123 and will be effective for public companies that are small business insurers for interim or annual periods beginning after December 15, 2005. The new standard will require us to expense employee stock options and other share-based payments. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

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

                           PART II - OTHER INFORMATION


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

                      ISSUER PURCHASES OF EQUITY SECURITIES

                        (a)               (b)                    (c)                               (d)
                                    Average Price    Total Number of Shares (or     Maximum Number (or Approximate
                 Total Number of       Paid per     Units) Purchased as Part of   Dollar Value) of Shares (or Units)
                Shares (or Units)     Share (or     Publicly Announced Plans or     that May Yet Be Purchased Under
Period              Purchased)          Unit)               Programs (1)               the Plans or Programs (1)
------              ----------          -----               ------------                     ------------
11/01/04-11/30/04       0                 $0                     0                                 0
12/01/04-12/31/04       0                 $0                     0                                 0
1/01/05-                0                 $0                     0                                 0
1/31/05

     (1) We have not entered into any plans or programs under which we may repurchase its common stock.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

Not applicable.



ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 12, 2004, a majority of the shareholders of the Company approved the reserve stock split on a one-for twelve basis, the outstanding common stock of the Company.

ITEM 5   OTHER INFORMATION

Not applicable.

                          PART II - OTHER INFORMATION


ITEM 6   EXHIBITS

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





                                            WPCS INTERNATIONAL INCORPORATED

Date: March 31, 2006                        By: /s/ JOSEPH HEATER
                                            ----------------------
                                            Joseph Heater
                                            Chief Financial Officer