Form 10KSB/A
period 2005-04-30
WPCS INTERNATIONAL INC
filed 2006-03-31
CIK 1086745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1 to Form 10-KSB)

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

Explanatory Note

WPCS International Incorporated (the “Company”) has restated its consolidated financial statements for the fiscal year ended April 30, 2005 on Form 10-KSB/A, and the interim periods ended January 31, 2005, July 31, 2005 and October 31, 2005 on Forms 10-QSB/A.

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

The Emerging Issues Task Force ("EITF") is currently reviewing the accounting for securities with liquidated damages clauses as stated in EITF 05-04, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19." There are currently several views as to how to account for this type of transaction and the EITF has not yet reached a consensus. In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company's Own Stock," and EITF 05-04, because the maximum potential liquidated damages for failure to maintain an effective registration statement is greater than the difference between the fair value of registered and unregistered shares, the value of the common stock subject to such registration rights should be classified as temporary equity. Additionally, in accordance with EITF 00-19 and the terms of the above warrants, the fair value of the warrants should be recorded as a liability, with an offsetting reduction to shareholders’ equity. The warrant liability is initially measured at fair value using the Black-Scholes option pricing model, and is then re-valued at each reporting date, with changes in the fair value reported as non-cash charges or credits to earnings.

The SEC recently announced its preferred interpretation of the accounting for common stock and warrants with registration rights under EITF 00-19. The SEC concluded that for agreements containing registration rights where significant liquidated damages could be required to be paid to the holder of the instrument in the event the issuer fails to maintain the effectiveness of a registration statement for a preset time period, the common stock subject to such liquidated damages does not meet the tests required for shareholders’ equity classification, and accordingly must be reflected between liabilities and shareholders’ equity in the balance sheet until  the conditions are eliminated. In analyzing instruments under EITF 00-19, the SEC concluded that the likelihood or probability related to the failure to maintain an effective registration statement is not a factor.

Historically, the Company classified the common stock and warrants with registration rights described above as shareholders' equity, as it believed these securities met the requirements necessary to record them as shareholders’ equity. After further review in accordance with the SEC’s recent preferred interpretation of EITF 00-19 as it relates to these common shares and warrants subject to registration rights, the Company has concluded that its financial statements for the year ended April 30, 2005, and interim periods ended January 31, 2005, July 31, 2005, and October 31, 2005, will be restated. The restatement includes the reclassification of common stock subject to registration rights from shareholders’ equity and into temporary equity, and the reclassification of the liability for the fair value of the warrants out of shareholders' equity and into warrant liability as of the closing date (November 16, 2004).

Based on the above determination, as of April 30, 2005, the Company reclassified $5,732,116 of common stock subject to registration from shareholders’ equity and into temporary equity. In addition, the Company measured the initial fair value of the warrants on the closing date at $3,408,833 and reclassified the fair value of the warrants from shareholders’ equity and into warrant liability. At the end of each reporting period, the value of the warrants is re-measured based on the fair value of the underlying shares, and changes to the warrant liability and related “gain or loss in fair value of the warrants” is recorded  as a non-cash charge or credit to earnings. The warrant liability will be reclassified to shareholders’ equity when the Company is no longer subject to performance under the registration rights agreement.

At April 30, 2005, the warrant liability was $1,994,570, due to changes in the fair value of the warrants. The fair value of the warrants was estimated using the Black-Scholes option-pricing model, with the following assumptions for the year ended April 30, 2005: risk-free interest rate of 3.91% to 3.96%, dividend yield of 0%, expected life of 6.54 to 7 years and volatility range of 28.4% to 42.1% were used.

For the year ended April 30, 2005, the non-cash gain on fair value of warrants was $1,414,263. The gain on fair value of warrants is due principally to the decrease in the market value of the common stock of the Company. The non-cash gain on fair value of warrants has no effect on the Company’s cash flows or liquidity.

This Amendment No. 1 on Form 10-KSB/A ( the “Form 10-KSB/A”) to the Company’s Annual Report on Form 10-KSB for the fiscal year ended April 30, 2005, initially filed with the Securities and Exchange Commission ( the “SEC”) on July 29, 2005, is being filed to reflect restatements of the Company’s Consolidated Balance Sheet as of April 30, 2005, and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for the year  ended April 30, 2005. For a more detailed description of these restatements, see Note 2, “Restatement for Equity Issued with Registration Rights”.

For the convenience of the reader, this Form 10-KSB/A sets forth the original Form 10-KSB in its entirety. However, this Form 10-KSB/A only amends and restates Items 6 and 7, in each case as a result of, and to reflect, the restatement. No other information in the original Form 10-KSB is amended hereby. In addition, pursuant to the rules of the SEC, the original Form 10-KSB has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

Although forward-looking statements in this Annual Report on Form 10-KSB/A reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB/A. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB/A. We file reports with the Securities and Exchange Commission ("SEC"). We make available on our website under "Investor Relations/SEC Filings," free of charge, our annual reports on Form 10-KSB/A, quarterly reports on Form 10-QSB and  10-QSB/A and current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.wpcs.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Description of the Business

Overview

WPCS International Incorporated is an engineering company that focuses on the implementation requirements of wireless technology and specialty communication systems. We provide a range of services including site design, product integration, security, structured cabling, construction and project management. These projects may require the integration of multiple communication components and engineering services in order to complete the customer’s requirements for the deployment of a wireless or specialty communication system. We have an extensive customer base that includes many major corporations, government entities and educational institutions in two segments.

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

Acquisitions

On November 24, 2004, we acquired Quality Communications & Alarm Company, Inc. (“Quality”), a New Jersey corporation, for aggregate consideration of approximately $7,400,000 in cash, net of acquisition transaction costs. The acquisition of Quality gives us additional project engineering expertise for specialty communication opportunities, broadens our customer base especially in the public safety and gaming sector, and expands our geographic presence in the Northeastern United States. The financing for this transaction was completed through the issuance of the common stock described above.

Reverse Stock Split

Effective January 10, 2005, a majority of our shareholders approved a one-for-twelve reverse stock split of the Company’s common stock, decreasing the number of issued and outstanding shares of common stock from 20,849,976 shares to 1,737,498 shares. The par value of the common stock was not affected by the reverse stock split and remains at $0.0001 per share. Consequently, the reverse stock split has been reflected retroactively in the accompanying annual report on Form 10-KSB/A, financial statements and notes for all periods presented and all applicable references as to the number of common shares and per share information, stock options, warrants and market prices have been restated to reflect this reverse stock split.

Exchange Listing

Effective March 28, 2005, we began trading on the Nasdaq SmallCap Stock Market. Our common stock is traded under the symbol “WPCS.”

Our Business

We generate our revenue by providing engineering services that focus on wireless technology and specialty communication systems. We have two reportable segments, specialty communication systems and wireless infrastructure services.

Specialty Communication Systems

WPCS is a complete project engineering company with design and build capabilities. We have certified engineers and project managers that are capable of providing services that take advantage of today’s technology while looking forward to tomorrow’s emerging technologies. We have designed and implemented unique specialty communication systems for public safety, healthcare, homeland security, hospitality services and gaming applications that have improved not only communication capability, but also the customer’s productivity. WPCS maintains a union and non-union workforce that is trained and certified in OSHA safety parameters and all regulations pertaining to communications deployment. We are also equipped to offer the following standard services: wireless distribution systems, RCDD design, network integration, video security, fiber optic cabling, telecommunication systems, audio/visual systems, construction and trenching.

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

Customers

We provide specialty communication systems and wireless infrastructure services to many major corporations, government entities and educational institutions. We had revenue to one customer totaling $6.2 million, which comprised 15.5% of our total revenue. At April 30, 2005, we had a backlog of unfilled orders believed to be firm of approximately $14.6 million, representing the uncompleted portion of services to be performed under job-specific contracts or purchase orders. We expect these projects to be completed and the backlog fully converted to revenue within the next eight months.

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

We believe that the principal competitive factors in our markets include the ability to deliver results within budget (time and cost), reputation, accountability, staffing flexibility, project management expertise, industry experience and competitive pricing. In addition, expertise in new and evolving technologies has become increasingly important. We believe that the ability to integrate these technologies from multiple vendors gives us a competitive advantage. Our ability to compete also depends on a number of additional factors which are outside of our control, including:
•	competitive pricing for similar services;
•	the ability and willingness of our competitors to finance customers’ projects on favorable terms;
•	the ability of our customers to perform the services themselves; and
•	the responsiveness of our competitors to customer needs.

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

Employees

As of April 30, 2005, we employed 200 full time employees, of whom 135 are project engineers, 25 are project managers, 35 are in administration and 5 are executives. A majority of the project engineers are represented by the International Brotherhood of Electrical Workers. We also have non-union employees. We believe our relations with all of our employees are good. The Company has approximately 110 union employees. A contract with these union employees expires November 30, 2008.

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

Although we achieved net income of approximately $1,329,000 for the year ended April 30, 2005, there can be no assurance that we will achieve or sustain profitability or positive cash flow from operating activities in the future. If we cannot achieve operating profitability or positive cash flow from operating activities, we may not be able to meet our working capital requirements. If we are unable to meet our working capital requirements, we are likely to reduce or cease all or part of our operations.

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

Our ability to grow depends significantly on our ability to expand our operations through internal growth and by acquiring other companies or assets that require significant capital resources. We may need to seek additional capital from public or private equity or debt sources to fund our growth and operating plans and respond to other contingencies such as:

•	shortfalls in anticipated revenues or increases in expenses;
•	the development of new services; or
•	the expansion of our operations, including the recruitment of additional personnel.

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

   The factors outside of our control include:

▪	Wireless market conditions and economic conditions generally;
▪	Timing and volume of customers’ specialty communication projects;
▪	The timing and size of wireless deployments by end users;
▪	Fluctuations in demand for our services;
▪	Changes in our mix of customers’ projects and business activities;
▪	The length of sales cycles;
▪	Adverse weather conditions, particularly during the winter season, could effect our ability to render specialty communication services in certain regions of the United States;
▪	The ability of certain customers to sustain capital resources to pay their trade accounts receivable balances;
▪	Reductions in the prices of services offered by our competitors; and
▪	Costs of integrating technologies or businesses that we add.

    The factors substantially within our control include:

▪
Changes in the actual and estimated costs and time to complete fixed-price, time-certain projects that may result in revenue adjustments for contracts where revenue is recognized under the percentage of completion method;

▪	The timing of expansion into new markets, both domestically and internationally;
▪	Costs incurred to support internal growth and acquisitions;
▪	Fluctuations in operating results caused by acquisitions; and
▪	The timing and payments associated with possible acquisitions.

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

The market for our services is characterized by rapid change and technological improvements. Failure to respond in a timely and cost-effective way to these technological developments could result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a substantial portion of our revenues from creating wireless networks that are based upon today’s leading technologies and that are capable of adapting to future technologies. As a result, our success will depend, in part, on our ability to develop and market service offerings that respond in a timely manner to the technological advances of our customers, evolving industry standards and changing client preferences.

Failure to properly manage projects may result in costs or claims.

Our engagements often involve large scale, highly complex projects involving wireless networks and specialty communication systems utilizing leading technology. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our customers, and to effectively manage the project and deploy appropriate resources, including third-party contractors, and our own personnel, in a timely manner. Any defects or errors or failure to meet clients’ expectations could result in claims for substantial damages against us. Our contracts generally limit our liability for damages that arise from negligent acts, error, mistakes or omissions in rendering services to our clients. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued.  In addition, in certain instances, we guarantee customers that we will complete a project by a scheduled date or that the network will achieve certain performance standards. As a result, we often have to make judgments concerning time and labor costs. If the project or network experiences a performance problem, we may not be able to recover the additional costs we will incur, which could exceed revenues realized from a project. Finally, if we miscalculate the resources or time we need to complete a project with capped or fixed fees, our operating results could seriously decline.

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

Since November 13, 2002, we have acquired five companies and we intend to further expand our operations through targeted, strategic acquisitions over time. This may require significant management time and financial resources because we may need to integrate widely dispersed operations with distinct corporate cultures. Our failure to manage future acquisitions successfully could seriously harm our operating results. Also, acquisition costs could cause our quarterly operating results to vary significantly. Furthermore, our stockholders would be diluted if we financed the acquisitions by incurring convertible debt or issuing securities. Although we currently only have operations within the United States, if we were to acquire an international operation; we will face additional risks, including:

•	difficulties in staffing, managing and integrating international operations due to language, cultural or other differences;
•	different or conflicting regulatory or legal requirements;
•	foreign currency fluctuations; and
•	diversion of significant time and attention of our management.

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
2005
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

On March 28, 2005, we began trading on the Nasdaq SmallCap Stock Market. Our Common Stock is traded under the symbol “WPCS.”

Results of Operations

Management currently considers the following events, trends and uncertainties to be important to understand its results of operations and financial condition:

•
For the years ended April 30, 2005 and 2004, revenue was approximately $40,100,000 and $22,100,000, respectively. The increase in revenue was attributable to organic growth expansion of our customer base and new contract awards of approximately $7,600,000 and strategic acquisitions of approximately $10,400,000.

•
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

•
For the years ended April 30, 2005 and 2004, the specialty communication segment represents approximately 79% of total revenue, and wireless infrastructure services represent approximately 21% of total revenue.

•
Our primary goal is to focus on organic growth opportunities. We will also consider strategic acquisitions of companies familiar with wireless infrastructure and specialty communication systems. The goal for any future acquisition will be to expand the product and service offerings, to strengthen our project services capabilities, expand our customer base and add accretive revenue and earnings.

•
As of April 30, 2005, our backlog is approximately $14,600,000. Our backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts or purchase orders. We expect this backlog to be fully recognized as revenue within the next eight months.

•	Our selling, general and administrative expenses decreased as a percentage of revenue for the year ended April 30, 2005, as compared to the prior year.

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

Historically, we classified the common stock and warrants with registration rights described above as shareholders’ equity, as we believed these securities met the requirements necessary to record them as shareholders’ equity. After further review in accordance with the SEC’s recent preferred interpretation of EITF 00-19 as it relates to these common shares and warrants subject to registration rights, we have  concluded that our financial statements for the year ended April 30, 2005, and interim periods ended January 31, 2005, July 31, 2005, and October 31, 2005, will be restated. The restatement includes the reclassification of common stock subject to registration rights from shareholders’ equity and into temporary equity, and the reclassification of the liability for the fair value of the warrants from shareholders’ equity and into warrant liability as of the closing date (November 16, 2004).

Based on the above determination, as of April 30, 2005, we reclassified $5,732,116 of common stock subject to registration from shareholders’ equity and into temporary equity. In addition, we measured the initial fair value of the warrants on the closing date at $3,408,833 and reclassified the fair value of the warrants from shareholders’ equity and into warrant liability. At the end of each reporting period, the value of the warrants is re-measured based on the fair value of the underlying shares, and changes to the warrant liability and related “gain or loss in fair value of the warrants” is recorded  as a non-cash charge or credit to earnings. The warrant liability will be reclassified to shareholders’ equity when we are  no longer subject to performance under the registration rights agreement.

At April 30, 2005, the warrant liability was $1,994,570, due to changes in the fair value of the warrants. The fair value of the warrants was estimated using the Black-Scholes option-pricing model, with the following assumptions for the year ended April 30, 2005: risk-free interest rate of 3.91% to 3.96%, dividend yield of 0%, expected life of 6.54 to 7 years and volatility range of 28.4% to 42.1% were used.

For the year ended April 30, 2005, the non-cash gain on fair value of warrants was $1,414,263. The gain on fair value of warrants is due principally to the decrease in the market value of our  common stock . The non-cash gain on fair value of warrants has no effect on our cash flows or liquidity.

Fiscal Year ended April 30, 2005 Compared to Fiscal Year Ended April 30, 2004

Consolidated results for the years ended April 30, 2005 and 2004 were as follows. Certain reclassifications have been made to prior year financial statements to conform to the current presentation.

	Year Ended
	April 30,
	2005	2004

REVENUE	$40,148,233	$22,076,246

COSTS AND EXPENSES:
Cost of revenue	32,445,470	17,286,099
Selling, general and administrative expenses	7,028,850	4,441,776
Depreciation and amortization	682,397	382,510

Total costs and expenses	40,156,717	22,110,385

OPERATING LOSS	(8,484)	(34,139)

OTHER EXPENSE:
Interest expense	24,702	14,048
Gain on fair value of warrants	(1,414,263)	-

INCOME (LOSS) BEFORE INCOME TAX PROVISION	1,381,077	(48,187)

Income tax provision	52,096	76,000

NET INCOME (LOSS)	$1,328,981	($124,187)

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

Cost of Revenue

Cost of revenue consists of direct costs on contracts, including materials, direct labor, third party subcontractor services, Walker union benefits and other overhead costs. Our cost of revenue was approximately $32,445,000 or 80.8% of revenue for the year ended April 30, 2005, compared to $17,286,000 or 78.3% for the prior year. The dollar increase in our total cost of revenue is due to the corresponding increase in revenue during the year ended April 30, 2005 as a result of organic growth in revenue from Walker and Clayborn and the acquisitions of Clayborn, Heinz and Quality,. In addition, the increase in total cost of revenue is due to an increase in costs incurred on certain Walker contracts that were recognized during the year of approximately $1,200,000. In direct response to these additional costs, we have made certain personnel changes and initiated additional project management training. The increase in cost of revenue as a percentage of revenue is due primarily to an increase in costs incurred on certain Walker contracts, offset by the revenue mix attributable to the acquisitions of Heinz and Quality.

The specialty communication segment cost of revenue and cost of revenue as a percentage of revenue for the years ended April 30, 2005 and 2004 was approximately $25,919,000 and 82.3% and $13,831,000 and 79.0%, respectively. As discussed above, the dollar increase in our total cost of revenue is due to the corresponding increase in revenue during the year ended April 30, 2005 as a result of organic growth in revenue from Walker and Clayborn, and the acquisitions of Clayborn and Quality. In addition, the increase in total cost of revenue is due to an increase in costs incurred on certain Walker contracts that were recognized during the year of approximately $1,200,000. The increase in cost of revenue as a percentage of revenue is due to an increase in the costs incurred on certain Walker contracts recognized during the period, partially offset by lower cost of revenue on revenues attributable to the Quality acquisition.

Wireless infrastructure segment cost of revenue and cost of revenue as a percentage of revenue for the years ended April 30, 2005 and 2004 was approximately $6,526,000 and 75.4% and $3,455,000 and 75.6%, respectively. The dollar increase in our total cost of revenue is due to the corresponding increase in revenue during the year ended April 30, 2005 as a result of the acquisition of Heinz. The decrease in cost of revenue as a percentage of revenue is due to the revenue mix attributable to the acquisition of Heinz.

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

Depreciation and amortization

For the years ended April 30, 2005 and 2004, depreciation was approximately $372,000 and $228,000, respectively. The increase in depreciation is due to the acquisition of fixed assets from acquiring Clayborn, Heinz, and Quality. The amortization of customer lists and backlog for the year ended April 30, 2005 was $310,000 as compared to $154,000 for the same period of the prior year. The increase in amortization is due to the acquisition of customer lists from Clayborn, Heinz and Quality, and backlog from Heinz. All customer lists are amortized over a period of five to six years from the date of their acquisition. Backlog is amortized over a period of one year from the date of acquisition.

Gain on Fair Value of Warrants

Gain on fair value of warrants for the year ended April 30, 2005 was approximately $1,414,000. The gain is due principally to the decrease in the market value of our common stock. The gain represents the unrealized non-cash change in the fair value of certain warrants, using the Black-Scholes option pricing model. The non-cash gain on fair value of warrants has no impact on our cash flows or liquidity.

Net income (loss)

Net income was approximately $1,329,000 for the year ended April 30, 2005. Net income included federal and state income tax provisions of approximately $52,000. The variation in effective tax rates between periods is primarily due to the Clayborn and Heinz acquisitions and certain book-to-tax permanent differences.

We incurred a net loss of approximately $124,000 for the year ended April 30, 2004.

Liquidity and capital resources

At April 30, 2005, we had working capital of approximately $5,145,000, which consisted of current assets of approximately $13,339,000 and current liabilities of $8,194,000.

Operating activities used $2,682,000 in cash during the year ended April 30, 2005. This was mainly comprised of $1,329,000 of net income less $813,000 in net non-cash charges, a $1,899,000 increase in accounts receivable, a $1,214,000 decrease in costs and estimated earnings in excess of billings on uncompleted contracts, a $537,000 increase in inventory, $337,000 decrease in accounts payable and accrued expenses, $1,147,000 decrease in billings in excess of costs and estimated earnings on uncompleted contracts payable, $329,000 decrease in income taxes payable and a $163,000 net increase in other assets.

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

Pursuant to the terms of the Credit Agreement, we are permitted to borrow up to $3,000,000 under the revolving credit line, based upon eligible receivables. Once we have provided financial statements which evidence that we have earnings before interest, taxes, depreciation and amortization of (i) $750,000 for the quarter ended July 31, 2005, (ii) $750,000 for the quarter ended October 31, 2005, and (iii) $2,500,000 for the year ended April 30, 2006, the revolving commitment amount will be increased to $5,000,000. The Credit Agreement contains customary covenants, including but not limited to (i) restrictions on the permitted ratio of total unsubordinated liabilities to tangible net worth plus subordinated indebtedness, (ii) the Company's total tangible net worth, (iii) working capital, (iv) minimum earnings before interest, taxes, depreciation and amortization, and (v) dividend restrictions. The loan commitment shall expire on August 31, 2008. We may prepay the loan at any time. Loans under the Credit Agreement bear interest at a rate equal to either the bank’s reference rate plus one half (0.5%) percent, or LIBOR plus two and three-quarters (2.75%) percent, as we may request. We paid a facility fee to the bank of $50,000 on the closing date.

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

The accounting policies identified as critical are as follows:

Equity Issued with Registration Rights

In connection with sales of our common stock and warrants to certain investors during the third fiscal quarter ended January 31, 2005, the Company granted certain registration rights that provide for liquidated damages in the event of failure to timely perform under the agreements. Although the common stock purchase agreement does not provide for net-cash settlement, the existence of liquidated damages provides for a defacto net-cash settlement option. Therefore, common stock subject to such liquidated damages does not meet the tests required for shareholders’ equity classification, and accordingly has been reflected between liabilities and equity in the accompanying consolidated balance sheet until such time as the conditions are eliminated.

Warrant Liability

In connection with the sale of certain equity instruments during the third fiscal quarter ended January 31, 2005, as described above, the Company issued freestanding warrants. Although the terms of the warrants do not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within the Company’s control and, accordingly, the Company is required to account for these freestanding warrants as a derivative financial instrument liability, rather than as shareholders’ equity.

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

Recently issued accounting pronouncements

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”, which amends FASB Statement No. 123 and will be effective for public companies that are small business insurers at the beginning of the next fiscal year that begins after December 15, 2005. The new standard will require us to expense the fair value of employee stock options and other share-based payments over the vesting period. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model.  The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our financial position or results of operations.

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

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements as of April 30, 2005 and for the year then ended.

/s/ J.H COHN LLP J.H. COHN LLP
Roseland, New Jersey
July 15, 2005

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	APRIL 30,	APRIL 30,
ASSETS	2005	2004

CURRENT ASSETS:
Cash and cash equivalents	$989,252	$1,984,636
Accounts receivable, net of allowance of $75,786 and $61,779 at April 30, 2005 and 2004, respectively	9,907,316	5,909,879
Costs and estimated earnings in excess of billings on uncompleted contracts	908,955	2,123,031
Inventory	885,624	104,799
Prepaid expenses and other current assets	536,331	264,076
Deferred income taxes	112,000	60,000
Total current assets	13,339,478	10,446,421

PROPERTY AND EQUIPMENT, net	1,560,271	1,005,760

CUSTOMER LISTS	1,158,388	603,333

GOODWILL	13,961,642	8,681,870

OTHER ASSETS	156,932	144,713

Total assets	$30,176,711	$20,882,097

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

	APRIL 30,	APRIL 30,
LIABILITIES AND SHAREHOLDERS' EQUITY	2005	2004
	( Note 2)	(Note 1)
CURRENT LIABILITIES:
Borrowings under lines of credit	$382,281	$551,000
Current maturities of capital lease obligation	2,073	2,534
Current maturities of loans payable	187,420	94,056
Accounts payable and accrued expenses	5,338,813	4,732,200
Billings in excess of costs and estimated earnings on uncompleted contracts	1,204,491	2,162,452
Due to shareholders	915,290	88,157
Income taxes payable	24,790	223,753
Deferred income taxes	139,000	196,100
Total current liabilities	8,194,158	8,050,252

Capital lease obligation, net of current portion	-	2,073
Loans payable, net of current portion	261,455	170,362
Due to shareholders, net of current portion	927,005	1,026,755
Deferred income taxes	439,000	344,900
Warrant liability	1,994,570	-
Total liabilities	11,816,188	9,594,342

COMMITMENTS AND CONTINGENCIES

COMMON STOCK WITH REGISTRATION RIGHTS:
Common stock subject to continuing registration, $0.0001 par value,
2,083,887 shares issued and outstanding at April 30, 2005	5,732,116	-

SHAREHOLDERS' EQUITY:
Preferred Stock - $0.0001 par value, 5,000,000 shares authorized, none issued	-	-

Common Stock - $0.0001 par value, 75,000,000 shares authorized, 1,737,498 shares issued and outstanding at April 30, 2005 and 2004, respectively	174	174
Additional paid-in capital	11,966,499	11,993,387
Unearned consulting services	-	(38,559)
Retained earnings (accumulated deficit)	661,734	(667,247)

Total shareholders' equity	12,628,407	11,287,755

Total liabilities and shareholders' equity	$30,176,711	$20,882,097

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	April 30,
	2005	2004
	( Note 2)	( Note 1)

REVENUE	$40,148,233	$22,076,246

COSTS AND EXPENSES:
Cost of revenue	32,445,470	17,286,099
Selling, general and administrative expenses	7,028,850	4,441,776
Depreciation and amortization	682,397	382,510

Total costs and expenses	40,156,717	22,110,385

OPERATING LOSS	(8,484)	(34,139)

OTHER EXPENSE:
Interest expense	24,702	14,048
Gain on fair value of warrants	(1,414,263)	-

INCOME (LOSS) BEFORE INCOME TAX PROVISION	1,381,077	(48,187)

Income tax provision	52,096	76,000

NET INCOME (LOSS)	$1,328,981	($124,187)

Basic net income (loss) per common share	$0.50	($0.08)

Diluted net income (loss) per common share	$0.49	($0.08)

Basic weighted average number of common shares outstanding	2,679,529	1,521,697

Diluted weighted average number of common shares outstanding	2,729,866	1,521,697

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid - In	Unearned Consulting	Retained Earnings (Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Services	Deficit)	Equity

BALANCE, MAY 1, 2003 (Note 1)	1,000	$-	1,089,903	$109	$8,003,838	$-	($543,060)	$7,460,887

Conversion of Series C Preferred Stock to common stock	(1,000)	-	148,833	15	(15)	-	-	-

Net proceeds from issuance of common stock through private placement	-	-	370,367	37	2,174,231	-	-	2,174,268

Issuance of common stock, acquisition of Clayborn Contracting Group, Inc.	-	-	68,871	7	867,761	-	-	867,768

Issuance of common stock, acquisition of Heinz Corporation	-	-	59,524	6	699,994	-	-	700,000

Fair value of stock options granted to nonemployees	-	-	-	-	196,166	-	-	196,166

Issuance of stock options for consulting services	-	-	-	-	51,412	(51,412)	-	-

Amortization of unearned consulting services	-	-	-	-	-	12,853	-	12,853

Net loss	-	-	-	-	-	-	(124,187)	(124,187)

BALANCE, APRIL 30, 2004 (Note 1)	-	$-	1,737,498	$174	$11,993,387	($38,559)	($667,247)	$11,287,755

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - CONTINUED

	Preferred Stock		Common Stock		Additional Paid - In	Unearned Consulting	Retained Earnings (Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Services	Deficit)	Equity

Common Stock issuance costs	-	-	-	-	(26,888)	-	-	(26,888)

Amortization of unearned consulting services	-	-	-	-	-	38,559	-	38,559

Net income	-	-	-	-	-	-	1,328,981	1,328,981
BALANCE, APRIL 30, 2005	-	$-	1,737,498	$174	$11,966,499	$-	$661,734	$12,628,407

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	April 30,
	2005	2004
	( Note 2)
OPERATING ACTIVITIES :
Net income (loss)	$1,328,981	($124,187)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	682,397	382,510
Fair value of warrant liability	(1,414,263)	-
Provision for doubtful accounts	14,007	91,137
Amortization of unearned consulting services	38,559	-
Fair value of stock options granted	-	209,019
Deferred income taxes	(134,000)	(218,800)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,898,625)	(2,422,541)
Costs and estimated earnings in excess of billings on uncompleted contracts	1,214,076	(1,379,816)
Inventory	(536,772)	11,976
Prepaid expenses	(14,306)	(51,319)
Other assets	(148,596)	(24,032)
Accounts payable and accrued expenses	(337,355)	2,354,024
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,146,930)	1,908,541
Income taxes payable	(328,751)	200,053
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,681,578)	936,565
INVESTING ACTIVITIES:
Acquisition of property and equipment	(215,844)	(86,011)
Acquisition of Clayborn, net of cash received	-	(722,177)
Acquisition of Quality, net of cash received	(6,708,904)	-
Acquisition of Heinz, net of cash received	(82,283)	(109,194)
Acquisition earn-out and other transaction costs	(17,553)	(497,677)
NET CASH USED IN INVESTING ACTIVITIES	(7,024,584)	(1,415,059)

FINANCING ACTIVITIES:
Repayment of advances from officers	-	(100,000)
Net proceeds from issuance of common stock with registration rights	9,140,949	2,174,268
Common stock issuance costs	(26,888)	-
(Repayments) borrowings under lines of credit	(303,848)	461,000
Repayments of loans payable	(96,901)	(237,390)
Payments of capital lease obligations	(2,534)	(2,295)
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,710,778	2,295,583
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(995,384)	1,817,089
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,984,636	167,547
CASH AND CASH EQUIVALENTS, END OF YEAR	$989,252	$1,984,636

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS - CONTINUED

	Year Ended
	April 30,
	2005	2004
		(Note 1)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$32,196	$15,770
Income taxes	$434,289	$105,193
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with acquisition of Clayborn and Heinz	$-	$1,567,768

Conversion of Series C preferred stock to common stock	$-	$15

Unpaid earn-out consideration related to acquisitions	$-	$1,114,912

Unpaid purchase price adjustments related to acquisition	$742,295	$-

Issuance of note for net noncash assets received in acquisition	$-	$182,648

Reversal of accruals established in purchase accounting	$40,022	$-

Issuance of notes for property and equipment	$192,210	$32,339

&lt/R&gt

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of WPCS International Incorporated ("WPCS") and its wholly owned subsidiaries, WPCS Incorporated , Invisinet Inc. ("Invisinet"), Walker Comm Inc. ("Walker"), Clayborn Contracting Group, Inc. (“Clayborn”) from August 22, 2003 (date of acquisition), Heinz Corporation (“Heinz”) from April 2, 2004 (date of acquisition), and Quality Communications & Alarm Company (“Quality”) from November 24, 2004 (date of acquisition), collectively the "Company". Certain reclassifications have been made to prior period financial statements to conform to the current presentation.

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

On August 22, 2003, the Company acquired all of the outstanding shares of Clayborn in exchange for an aggregate of 68,871 newly issued shares of the Company’s common stock with a fair value of approximately $868,000 and $900,000 cash consideration. An additional $1,100,000 is due by September 30, 2007, payable in quarterly distributions, by payment to the Clayborn shareholders of 50% of the quarterly post-tax profits, as defined, of Clayborn and a final payment of any remaining balance on that date.

On April 2, 2004, the Company acquired all of the outstanding common stock of Heinz for $1,000,000, as follows: (1) $700,000 of the Company’s common stock, based on the closing price of its common stock on March 30, 2004 of $11.76 per share, for an aggregate of 59,524 newly issued shares of the Company’s common stock and (2) $300,000 total cash consideration, of which $100,000 was paid at closing and a $200,000 non-interest bearing promissory note. Of the $200,000, $75,000 was paid in April 2005 and $75,000 is payable on the second anniversary of the closing date and $50,000 is payable on the third anniversary of the closing date.

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

The Emerging Issues Task Force ("EITF") is currently reviewing the accounting for securities with liquidated damages clauses as stated in EITF 05-04, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19." There are currently several views as to how to account for this type of transaction and the EITF has not yet reached a consensus. In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company's Own Stock," and EITF 05-04, because the maximum potential liquidated damages for failure to maintain an effective registration statement is greater than the difference between the fair value of registered and unregistered shares, the value of the common stock subject to such registration rights should be classified as temporary equity. Additionally, in accordance with EITF 00-19 and the terms of the above warrants, the fair value of the warrants should be recorded as a liability, with an offsetting reduction to shareholders’ equity. The warrant liability is initially measured at fair value using the Black-Scholes option pricing model, and is then re-valued at each reporting date, with changes in the fair value reported as non-cash charges or credits to earnings.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

The SEC recently announced its preferred  interpretation of the accounting for common stock and warrants with registration rights under EITF 00-19. The SEC concluded that for agreements containing registration rights where significant liquidated damages could be required to be paid to the holder of the instrument in the event the issuer fails to maintain the effectiveness of a registration statement for a preset time period, the common stock subject to such liquidated damages does not meet the tests required for shareholders’ equity classification, and accordingly must be reflected between liabilities and shareholders’ equity in the balance sheet until  the conditions are eliminated. In analyzing instruments under EITF 00-19, the SEC concluded that the likelihood or probability related to the failure to maintain an effective registration statement is not a factor.

Historically, the Company classified the common stock and warrants with registration rights described above as shareholders’ equity, as it believed these securities met the requirements necessary to record them as shareholders’ equity. After further review in accordance with the SEC’s recent preferred interpretation of EITF 00-19 as it relates to these common shares and warrants subject to registration rights, the Company has concluded that its financial statements for the year ended April 30, 2005, and interim periods ended January 31, 2005, July 31, 2005, and October 31, 2005, will be restated. The restatement includes the reclassification of common stock subject to registration rights from shareholders’ equity and into temporary equity, and the reclassification of the liability for the fair value of the warrants from shareholders’ equity and into warrant liability as of the closing date (November 16, 2004).

Based on the above determination, as of April 30, 2005, the Company reclassified $5,732,116 of common stock subject to registration from shareholders’ equity and into temporary equity. In addition, the Company measured the initial fair value of the warrants on the closing date at $3,408,833 and reclassified the fair value of the warrants from shareholders’ equity and into warrant liability. At the end of each reporting period, the value of the warrants is re-measured based on the fair value of the underlying shares, and changes to the warrant liability and related “gain or loss in fair value of the warrants” is recorded  as a non-cash charge or credit to earnings. The warrant liability will be reclassified to shareholders’ equity when the Company is no longer subject to performance under the registration rights agreement.

At April 30, 2005, the warrant liability was $1,994,570, due to changes in the fair value of the warrants. The fair value of the warrants was estimated using the Black-Scholes option-pricing model, with the following assumptions for the year ended April 30, 2005: risk-free interest rate of 3.91% to 3.96%, dividend yield of 0%, expected life of 6.54 to 7 years and volatility range of 28.4% to 42.1% were used.

For the year ended April 30, 2005, the non-cash gain on fair value of warrants was $1,414,263. The gain on fair value of warrants is due principally to the decrease in the market value of the common stock of the Company. The non-cash gain on fair value of warrants has no effect on the Company’s cash flows or liquidity.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

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

Inventory

As a result of the acquisition of Quality, inventory consists of materials, parts and supplies principally valued using the first-in-first-out (FIFO) method.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided for, using straight-line methods, in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives. Repairs and maintenance costs are charged to operations as incurred.

Goodwill

In accordance with the guidelines of Statement of Financial Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are no longer amortized but are assessed for impairment on at least an annual basis. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

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

The Company completed the initial step of impairment testing which indicated that no goodwill impairment existed as of April 30, 2005 and 2004. The Company determined the fair value of the businesses acquired for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. The fair value of the Company’s reporting units derived using discounted cash flow models exceeded the carrying values of the reporting units. Accordingly, step two was unnecessary and no impairment was recognized in the consolidated statement of operations for the years ended April 30, 2005 and 2004. On an ongoing basis, the Company expects to perform its annual impairment test during the fourth quarter absent any interim impairment indicators.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Goodwill through the years ended April 30, 2005 and 2004 consisted of the following:

Beginning balance, May 1, 2003	$5,388,882

Clayborn acquisition	1,772,806
Heinz acquisition	1,065,799
Walker earn-out provision	441,793
Transaction costs	12,590

Beginning balance, May 1, 2004	$8,681,870

Reversal of accruals established in purchase accounting	(40,022)
Heinz acquisition cost adjustments	(183,480)
Quality acquisition	5,496,064
Transaction costs	7,210

Ending balance, April 30, 2005	$13,961,642

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

Other Concentrations

For the year ended April 30, 2005, the Company had revenue from one customer totaling approximately $6,220,000, which comprised 15.5% of total revenue. Management believes there is no significant business vulnerability regarding the concentration of revenue due to the Company’s strong relationship with this customer and the customer’s financial strength.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Earnings (Loss) Per Share

Earnings (loss) per common share is computed pursuant to SFAS No. 128, "Earnings Per Share" (“EPS”). Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock options, restrictive stock awards, warrants and other convertible securities. At April 30, 2005, 188,340 stock options and 2,572,171 warrants were not included in the computation of fully diluted earnings per share, because the stock option and warrant exercise prices exceeded the market price of the common stock and, therefore, the effects would be antidilutive. The assumed conversion of the remaining 266,556 stock options resulted in a 50,337 share increase in weighted average shares for fully diluted earnings per share. At April 30, 2004, the Company had 299,322 stock options and 425,784 warrants outstanding which are potentially dilutive securities, however, basic and fully diluted EPS is the same since the effect of the assumed exercise of stock options and warrants would be antidilutive.

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

As currently permitted by SFAS 123, the Company has elected to continue to account for its stock-based compensation plans in accordance with the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Under APB 25, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The exercise price of all options granted to employees has been equal to or greater than the fair market value at the date of grant and, accordingly, the Company has not recognized compensation expense associated with its stock option plan. By making that election, the Company is required under SFAS 123 to provide pro forma disclosures of net loss and net loss per common share as if the fair value based method of accounting had been applied. The following table illustrates the effect on net loss and net loss per common share for fiscal 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.

The Company applies the intrinsic value method in accounting for its stock based compensation plan. Had the Company measured compensation under the fair value method for stock options granted and amortized the cost over the related vesting period, the Company’s net loss and net loss per share attributable to common shareholders would have been as follows:

	2005	2004
Net income (loss), as reported	$1,328,981	($124,187)

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(452,820)	(300,838)

Net income (loss), Pro forma	$876,161	($425,025)

Basic net income (loss) per share
As reported	$0.50	($0.08)
Pro forma	$0.33	($0.28)

Diluted net income (loss) per share
As reported	$0.49	($0.08)
Pro forma	$0.32	($0.28)

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

The fair value of each option grant was estimated on the date of grant using the Black-Scholes Option pricing model with the following assumptions. For the year ended April 30, 2005, risk-free interest rate of 3.51% to 4.22%, dividend yield of 0%, expected life of 5 years and volatility range 28.4% to 44.9% were used. For the year ended April 30, 2004, risk-free interest rate of 2.80% to 3.61%, dividend yield of 0%, expected life of 5 years and volatility range 71.0% to 73.2% were used.

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

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our financial position or results of operations.

NOTE 4 - ACQUISITIONS

In accordance with SFAS No. 141, “Business Combinations,” acquisitions of businesses are accounted for under the purchase accounting method of accounting. Under the purchase method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price consideration, including certain acquisition and closing costs, exceeds the fair value of the net identifiable assets acquired at the date of the acquisition.

Clayborn

On August 22, 2003, the Company completed a merger with Clayborn, a California corporation. The acquisition of Clayborn gives the Company expertise in engineering and deployment services for specialty communication systems and additional wireless opportunities to pursue.

The aggregate consideration paid by the Company for Clayborn was approximately $2,932,000. The Company acquired all of the issued and outstanding shares of Clayborn in exchange for $900,000 cash consideration and $64,000 of transaction costs, and 68,871 newly issued shares of the Company’s common stock with a fair value of approximately $868,000 based on the average value of the Company’s common stock as of a few days before and after the merger terms were agreed to and announced. An additional $1,100,000 is due by September 30, 2007, payable in quarterly distributions, by payment to the Clayborn shareholders of 50% of the quarterly post tax profits, as defined, of Clayborn and a final payment of any remaining balance on that date.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

The purchase price allocation has been determined as follows:

Assets purchased:
Cash	$134,218
Accounts receivable	575,804
Costs in excess of billings	231,562
Income tax refunds receivable	104,765
Inventory	39,000
Fixed assets	444,126
Backlog	13,500
Customer list	245,000
Other assets	97,669
Goodwill	1,775,447
3,661,091
Liabilities assumed:
Accounts payable	(294,992)
Accrued expenses	(136,119)
Notes payable	(184,611)
Deferred tax liability	(113,800)
(729,522)
Purchase price	$2,931,569

Heinz

On April 2, 2004, the Company acquired all of the issued and outstanding common stock of Heinz for $1,000,000, as follows: (1) $700,000 of the Company’s common stock, based on the closing price of our common stock on March 30, 2004 of $11.76 per share, for an aggregate of 59,524 newly issued shares of the Company's common stock and (2) $300,000 total cash consideration, of which $100,000 was paid at closing and a $200,000 non-interest bearing promissory note. Of the $200,000, $75,000 was paid in April 2005, $75,000 is payable on the second anniversary of the closing date and $50,000 is payable on the third anniversary of the closing date. The purchase price includes the present value of the note totaling $182,648, discounted at 5%. The initial current and long-term discounted present value at April 2, 2004 of this note was $71,429 and $111,219, respectively.

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

The final purchase price allocation, as adjusted, has been determined as follows:

Assets purchased:
Cash	$8,052
Accounts receivable	593,667
Costs in excess of billings	103,459
Fixed assets	47,440
Customer lists	220,000
Backlog	65,000
Other assets	71,128
Goodwill	846,866
1,955,612
Liabilities assumed:
Accounts payable	(494,503)
Accrued expenses	(130,694)
Line of credit	(90,000)
Notes payable	(80,942)
Billings in excess of cost	(29,223)
Deferred tax liability	(119,000)
(944,362)
Purchase price	$1,011,250

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

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

The final purchase price allocation has been determined as follows:

Assets purchased:
Cash	$163,674
Accounts receivable	2,124,587
Inventory	244,053
Fixed assets	495,145
Prepaid expenses	70,447
Customer lists	580,000
Other assets	6,000
Goodwill	5,496,064
9,179,970
Liabilities assumed:
Accounts payable	(912,736)
Accrued expenses	(271,991)
Income taxes payable	(84,663)
Line of credit borrowings	(135,129)
Notes payable	(160,578)
(1,565,097)
Purchase price	$7,614,873

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

The following unaudited pro forma financial information presents the combined results of operations of the Company and Quality as if the acquisition had occurred on May 1, 2004, and the Company, Clayborn, Heinz and Quality, as if the acquisitions had occurred on May 1, 2003, after giving effect to certain adjustments, including the issuance of the Company’s common stock to Clayborn and Heinz as part of the purchase price and the issuance of common stock described in Note 11 to finance the acquisition of Quality. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Clayborn, Heinz, and Quality been a single entity during these periods.

	2005	2004

Revenue	$46,810,720	$35,830,021

Net income	$1,474,004	$167,227

Weighted average number of shares used in calculation:
Basic net income per share	3,821,385	3,821,385
Diluted net income per share	3,871,722	4,069,476

Pro forma net income per common share
Basic	$0.39	$0.04
Diluted	$0.38	$0.04

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

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following at April 30:

	2005	2004
Costs incurred on uncompleted contracts	$25,474,753	$17,574,035
Estimated contract profit	4,983,102	4,699,280
	30,457,855	22,273,315
Less: billings to date	30,753,391	22,312,736
Net billings in excess	($295,536)	($39,421)

Costs and estimated earnings in excess of billings	$908,955	$2,123,031
Billings in excess of costs and estimated earnings
on uncompleted contracts	(1,204,491)	(2,162,452)
Net billings in excess	($295,536)	($39,421)

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at April 30:

	Estimated useful life (years)	2005	2004

Furniture and fixtures	5 - 7	$135,383	$163,778
Computers and software	3	373,325	247,062
Office equipment	5-7	46,480	30,437
Vehicles	5 - 7	1,141,011	624,304
Machinery and equipment	5	310,681	281,757
Leasehold improvements	3 - 10	218,938	192,349
		2,225,818	1,539,687
Less accumulated depreciation and amortization		665,547	533,927
		$1,560,271	$1,005,760

Depreciation and amortization expense for property and equipment for the years ended April 30, 2005 and 2004 was approximately $372,000 and $228,000, respectively.

NOTE 7 - LINE OF CREDIT

Walker maintained a revolving line of credit facility with a commercial bank, with a borrowing limit up to 70% of eligible Walker accounts receivable. As of April 30, 2005, the borrowing base was $700,000 and the outstanding balance was approximately $382,000. Effective August 30, 2004, the amount available to Walker was decreased from $1,200,000 to $700,000 to support a $500,000 letter of credit issued in favor of Walker’s surety bonding company. In August 2004, Walker was awarded a contract of approximately $5,000,000, which required performance and payment bonds. In order to provide the bonds, the surety bonding company required a letter of credit for 10% of the total contract award. The line of credit was collateralized by all of Walker’s accounts receivable, inventory and equipment and bears interest at the Wall Street Journal Prime Index Rate plus 1.5% (7.25% as of April 30, 2005). In addition, the Company and certain executive officers of the Company personally guaranteed this line of credit facility. On June 3, 2005, this line of credit was paid off in connection with the credit agreement described below.

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

Loans under the Credit Agreement bear interest at a rate equal to either the bank’s reference rate plus one half (0.5%) percent, or LIBOR plus two and three-quarters (2.75%) percent, as the Company may request. The Company paid a facility fee to the bank of $50,000 on the closing date.

The Company used the initial funds provided by the loan, in the gross amount of $3,000,000, to repay existing bank debt at Walker of approximately $672,000, for the payment of approximately $742,000 to the former shareholders of our Quality subsidiary for monies due to them pursuant to the terms of the purchase of their company, and for working capital. A $500,000 letter of credit was also re-issued in favor of Walker’s surety bonding company for performance and payment bond collateral requirements described above.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

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

NOTE 9 - RETIREMENT PLANS

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

NOTE 10 - INCOME TAXES

The provision or income taxes for the years ended at April 30, 2005 and 2004 is summarized as follows:

	2005	2004
Current
Federal	$99,000	$177,000
State	87,096	117,800

Deferred
Federal	(76,000)	(49,000)
State	(58,000)	(169,800)
Totals	$52,096	$76,000

The actual provisions for income taxes reflected in the consolidated statements of operations for the years ended April 30, 2005 and 2004 differ from the amounts computed at the federal statutory tax rates. The principal differences between the statutory income tax expense and the effective provision for income taxes are summarized as follows:

	2005	2004

Expected tax provision (benefit) at statutory rate (34%)	$470,000	($16,000)
State and local taxes, net of federal tax benefit	19,000	76,000
Increase in valuation allowance	12,000	16,000
Gain on fair value of warrants	(482,000)	-
Other	33,096	-
	$52,096	$76,000

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

The tax effects of temporary differences which give rise to deferred tax assets and liabilities is summarized as follows:

	2005	2004
Deferred tax assets:
Net operating loss carryforward	$113,000	$60,000
Allowance for doubtful accounts	29,000	26,000
Reserve for loss on work-in-progress	13,000	-
Customer lists	10,000	-
Federal benefit of deferred state tax liabilities	20,000	34,000
Valuation allowance	(73,000)	(60,000)
Net deferred tax assets - current	112,000	60,000

Deferred tax liabilities:
Sec 481(a) adjustment for cash to accrual basis accounting
- current	(104,000)	(106,000)
- long term	-	(106,000)
Non-deductible amortization of purchase price
Inventory - current	(15,000)	(29,000)
Fixed assets - long term	(117,000)	(132,000)
Goodwill - long term	(65,000)	-
Federal benefit of deferred state tax liabilities - current	(20,000)	-
Customer lists - long term	(257,000)	(168,000)
Total	(578,000)	(541,000)

Net deferred tax liabilities	($466,000)	($481,000)

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

The following table summarizes the activity of the employee stock option plan for the year ended April 30, 2005.

	Number of Shares	Weighted-average Exercise Price
Outstanding, May 1, 2003	6,418	$17.41
Granted	334,864	$12.31
Cancelled	(41,960)	$12.97
Outstanding, May 1, 2004	299,322	$12.49
Granted	266,890	$6.15
Cancelled	(111,316)	$6.58
Outstanding, April 30, 2005	454,896	$8.77

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

The following is a summary of activity with respect to stock options granted under the 2002 Plan at April 30, 2005:

	Options outstanding		Options exercisable
Exercise prices	Shares under option	Weighted-average remaining life in years	Shares	Exercise price
4.80 - 5.35	80,764	4.75	52,336	4.80 - 5-35
6.10 - 9.00	257,131	4.08	241,174	6.10 - 9.00
10.92 - 14.40	77,248	3.38	61,263	10.92 - 14.40
15.00 - 18.60	29,335	1.62	29,335	15.00 - 18.60
19.92 - 27.96	10,418	3.10	10,418	19.92 - 27.96
Total	454,896		394,526

The weighted-average fair value of options on the grant date was $6.15 and $12.31, respectively, for options granted during the years ended April 30, 2005 and 2004.

NOTE 12 - SHAREHOLDERS' EQUITY

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

The Company paid the placement agent of the offering a cash fee of $650,000 or 6.5% of the proceeds of the offering. In addition, the placement agent received warrants to purchase 62,500 shares of common stock, exercisable for a period of five years at an exercise price of $4.80 per share. The Company also paid a finders’ fee of $100,000 to another third party in connection with the offering and incurred other related costs of $112,095. Accordingly, the Company received net proceeds of $9,137,905 from the offering.

In connection with the sale of the common stock and warrants, the Company effectuated a one-for-twelve reverse stock split of its outstanding common stock on January 10, 2005.

The following table summarizes the activity of the stock purchase warrants for the year ended April 30, 2005.

	Number of Shares	Weighted Average Exercise Price
Outstanding, May 1, 2003	0
Granted	425,784	$10.57
Outstanding, May 1, 2004	425,784	$10.57
Granted	2,146,387	$8.40
Outstanding, April 30, 2005	2,572,171	$8.76

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE 13 - SEGMENT REPORTING

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

	As of/Year ended April 30, 2005				As of/Year ended April 30, 2004
	Corporate	Wireless Infrastructure	Specialty Communication	Total	Corporate	Wireless Infrastructure	Specialty Communication	Total

Revenue	$-	$8,651,555	$31,496,678	$40,148,233	$-	$4,568,714	$17,507,532	$22,076,246

Depreciation and Amortization	$20,423	$161,485	$500,489	$682,397	$98	$40,054	$342,358	$382,510

Income (loss) before income taxes	$207,777	$783,014	$390,286	$1,381,077	($924,882)	$361,160	$515,535	($48,187)

Goodwill	$-	$2,479,410	$11,482,232	$13,961,642	$-	$2,698,343	$5,983,527	$8,681,870

Total assets	$1,169,887	$4,604,335	$24,402,489	$30,176,711	$803,082	$6,387,166	$13,691,849	$20,882,097

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

Lease Commitments

The Company leases its office facilities pursuant to non-cancelable operating leases expiring through February 2011. The Company also has non-cancelable vehicle leases. The minimum rental commitments under these non-cancelable leases at April 30, 2005 are summarized as follows:

Year ending April 30,
2006	$386,054
2007	328,490
2008	237,096
2009	121,568
2010	105,941
Thereafter	90,480
Total minimum lease payments	$1,269,629

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation as of April 30, 2005 was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation , our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act")) were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

In connection with its review of the Company's financial statements for the three and nine months ended January 31, 2005 J.H. Cohn LLP, the Company's independent registered public accounting firm brought to the attention of the Company's management and Audit Committee that the Company had initially understated its provision for income taxes by improperly reversing deferred tax liabilities arising from an acquisition. The Company subsequently adopted additional procedures to address this deficiency, including consulting a third party income tax consultant to review the Company’s income tax provision.

Changes in internal controls. There have been no significant changes in our internal controls, except for the change in procedures referred to in the preceding paragraph, or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls.

ITEM 8B - OTHER INFORMATION

None

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Richard Schubiger, Executive Vice President

Mr. Schubiger has been Executive Vice President since November 2004. Mr. Schubiger was a co-founder of Quality Communications and its President since December 1995 until its acquisition by WPCS in November 2004. Mr. Schubiger has over twenty years of experience in the wireless communications industry and has been involved with all facets including sales, service, design and project management. Prior to establishing Quality Communications, Mr. Schubiger worked for Motorola, Inc., designing and supporting major wireless systems for commercial and government users. Mr. Schubiger had a distinguished career in the United States Marine Corps where he served as a wireless engineering specialist involved with deployments throughout North America, Asia and Europe.

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

Audit Committee

We have an Audit Committee currently consisting of William Whitehead , Norm Dumbroff and Neil Hebenton, with Mr. Whitehead elected as Chairman of the Committee. Our board of directors has determined that each of Messrs. Whitehead, Dumbroff and Hebenton are "independent" as that term is defined under applicable SEC rules and under the current listing standards of the Nasdaq Stock Market. Mr. Whitehead is our audit committee financial expert. The Audit Committee was expanded in December 2004 and met once after formation and prior to the filing of the original Form 10-KSB. The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received during the fiscal years ended April 30, 2005, 2004, and 2003 by the Company's Chief Executive Officer and each of the Company’s four other most highly compensated executive officers based on salary and bonus earned during the 2005 fiscal year.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards	Securities Underlying Options (5)	LTIP Payouts	All Other Compensation ($)

Andrew Hidalgo	2005	168,000	-	-	-	154,167	-	-
Chairman, Chief Executive Officer	2004	154,500	17,000	-	-	-	-	-
and Director	2003	141,000	-	-	-	-	-	-

Donald Walker	2005	140,000	10,269	-	-	-	-	-
Executive Vice President (1)	2004	140,000	26,962	-	-	16,667	-	-
	2003	41,160	2,669

Gary Walker	2005	140,000	10,269		-	2,084	-	-
President-Walker and Director (2)	2004	140,000	26,962	-	-	16,667	-	-
	2003	42,333	2,669		-	-	-	-

James Heinz	2005	140,000	-			10,000	-	-
Executive Vice President (3)	2004	10,231	-	-	-	-	-	-

Joseph Heater	2005	132,000	-	-	-	35,000	-	-
Chief Financial Officer (4)	2004	95,500	8,000	-	-	33,334	-	-

(1)	Mr. Walker has served as Executive Vice President since December 30, 2002.
(2)	Mr. Walker has served as President of Walker and as a Director since December 30, 2002.
(3)	Mr. Heinz has served as Executive Vice President since April 2, 2004.
(4)	Mr. Heater has served as Chief Financial Officer since July 15, 2003.
(5)
The number of securities under options granted reflects the number of WPCS shares that may be purchased upon the exercise of options. The Company does not have any outstanding stock appreciation rights.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Option Grants During 2005 Fiscal Year

The following table provides information related to options granted to the named executive officers during the 2005 fiscal year. The Company does not have any outstanding stock appreciation rights.

Name	No. of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ( $/Sh)	Expiration Date
Andrew Hidalgo	154,167	57.8%	6.60	10/6/2009
Gary Walker	2,084	0.8%	4.80	12/20/2009
James Heinz	10,000	3.8%	5.25	2/1/2010
Joseph Heater	25,000	9.4%	6.60	10/6/2009
Joseph Heater	10,000	3.8%	5.25	2/1/2010

Aggregated Option Exercises During 2005 Fiscal Year and Fiscal Year-End Option Values

The following table provides information related to employee options exercised by the named executive officers during the 2005 fiscal year and number and value of such options held at fiscal year-end.

	Shares Acquired	Value	Number of Securities Underlying Unexercised Options at Fiscal Year- End (#)		Value of Unexercised In-the-Money Options at Fiscal Year- End ($) (1)
Name	on Exercise (#)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Andrew Hidalgo	-	-	154,167	-	-	-
Gary Walker	-	-	2,084	-	-	-
James Heinz	-	-	10,000	-	-	-
Joseph Heater	-	-	25,000	-	-	-
Joseph Heater	-	-	10,000	-	-	-

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

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

NAME AND ADDRESS OF OWNER	TITLE OF CLASS	NUMBER OF SHARES BENEFICIALLY OWNED(1)	PERCENTAGE OFCLASS (2)

Andrew Hidalgo	Common Stock	583,384 (3)	14.67%
One East Uwchlan Avenue
Exton, PA 19341

Donald Walker	Common Stock	37,721 (3)	*
One East Uwchlan Avenue
Exton, PA 19341

James Heinz	Common Stock	69,524 (3)	1.81%
One East Uwchlan Avenue
Exton, PA 19341

Richard Schubiger	Common Stock	10,000 (3)	*
One East Uwchlan Avenue
Exton, PA 19341

Joseph Heater	Common Stock	68,334 (3)	1.76%
One East Uwchlan Avenue
Exton, PA 19341

Norm Dumbroff	Common Stock	75,002 (3)	1.96%
One East Uwchlan Avenue
Exton, PA 19341

Neil Hebenton	Common Stock	6,252 (3)	*
One East Uwchlan Avenue
Exton, PA 19341

Gary Walker	Common Stock	96,315 (3)	2.51%
One East Uwchlan Avenue
Exton, PA 19341
	Common Stock	17,419 (3)	*
William Whitehead
One East Uwchlan Avenue
Exton, PA 19341

All Officers and Directors	Common Stock	963,951 (3)	23.39%
As a Group (9 persons)

Barron Partners LP	Common Stock	535,340 (4)	12.29%
730 Fifth Avenue, 9th Floor
New York, NY 10019

Special Situations Private	Common Stock	1,016,668 (4)	23.41%
Equity Fund, L.P.
153 E. 53rd Street, 55th Floor
New York, NY 10022

Special Situations Fund III, L.P.	Common Stock	1,423,534 (4)	31.28%
153 E. 53rd Street, 55th Floor
New York, NY 10022

SF Capital Partners Ltd.	Common Stock	310,466 (4)	7.70%
3600 South Lake Drive
St. Francis, WI 53235

Carrhae & Co.	Common Stock	208,334 (4)	5.31%
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

(2) Based on 3,821,835 shares of common stock issued and outstanding.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

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

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (1)
Equity compensation plans approved by security holders	410,896	$9.25	5,771

Equity compensation plans not approved by security holders (1), (2)	44,000	$5.25	-

Total	454,896	$8.77	5,771

(1)
The Company established a nonqualified stock option plan pursuant to which options to acquire a maximum of 416,667 shares of the Company's common stock were reserved for grant. As of April 30, 2005, included above are 392,145 shares issuable upon exercise of options granted to employees and directors.

(2)	Includes 62,669 shares issuable upon exercise of stock options granted to outside consultants for services rendered to the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At the time of the following transactions, there were no affiliations between us and the other parties. As a result of these transactions, the other parties became affiliates. The transactions were ongoing after the close resulting in payoffs to the other parties who became affiliates.

In connection with the acquisition of Walker, we assumed a lease with a trust, of which, a certain officer is the trustee, for a building and land located in Fairfield, California, which is occupied by our Walker Comm subsidiary. The lease calls for monthly rental payments of $4,642, with annual increases, calculated using the San Francisco-Oakland-San Jose Consolidated Metropolitan Statistical Area Consumer Price Index. For the year ended April 30, 2005, $88,300 was paid as rent for this lease.

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

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

Exhibits:

Number	Exhibit
3.1	Certificate of Incorporation, with amendments (1)
3.2	By-Laws (1)
4.1	Certificate of Designation - Series A Preferred Stock (1)
4.2	Certificate of Designation - Series B Preferred Stock (2)
4.3	Certificate of Designation - Series C Preferred Stock (3)
4.4	2002 Employee Stock Option Plan (3)
4.5	Form of 2003 Warrant (3)
4.6	Form of Common Stock Purchase Warrant (4)
10.1	Andrew Hidalgo Employment Agreement (5)
10.2	Donald Walker Employment Agreement (3)
10.3	Gary Walker Employment Agreement (3)
10.4	Joseph Heater Employment Agreement (10)
10.5	James Heinz Employment Agreement (5)
10.6	Richard Schubiger Employment Agreement (8)
10.8	Agreement and Plan of Merger by and among WPCS International Incorporated and Clayborn Contracting Group made as of the 22nd day of August, 2003 (6)
10.9	Agreement and Plan of Merger by and among WPCS International Incorporated and Heinz Corporation made as of the 2nd day of April, 2004 (7)
10.10	Stock Purchase Agreement among WPCS International Incorporated and Richard Schubiger, Matthew Haber and Brian Fortier, dated as of November 24, 2004 (8)
10.11	Securities Purchase Agreement, dated as of November 16, 2004 (4)
10.12	Form of Registration Rights Agreement, dated as of November 16, 2004 (4)
10.13	Credit Agreement with Bank Leumi USA, dated as of June 3, 2005 (9)
10.14	Form of Security Agreement with Bank Leumi, dated as of June 3, 2005 (9)
14	Code of Ethics (3)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

1. Incorporated by reference from the Company's registration statement on Form SB-2 (Commission File # 333-38802).
2. Incorporated by reference to the Company Annual Report on Form 10-KSB for the year ended April 30, 2002.
3. Incorporated by reference to the Company Annual Report on Form 10-KSB for the year ended April 30, 2003.
4. Incorporated by reference to the Company’s registration statement on Form S-2 (Commission File # 333-121757)
5. Incorporated by reference from the Company's registration statement on Form SB-2 (Commission File # 333-109522).
6. Incorporated by reference to the Company Current Report on Form 8-K, dated as of August 29, 2003.
7. Incorporated by reference to the Company Current Report on Form 8-K, dated as of April 9, 2004.
8. Incorporated by reference to the Company Current Report on Form 8-K, dated as of November 30, 2004.
9. Incorporated by reference to the Company Current Report on Form 8-K, dated June 3, 2005.
10. Incorporated by reference to the Company Annual Report on Form 10-KSB for the year ended April 30, 2005.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the years ended April 30, 2005 and 2004, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $133,000, and $115,500, respectively.

Audit Related Fees. We incurred fees to auditors of $39,473 and $21,511, respectively, for audit related fees during the fiscal years ended April 30, 2005 and 2004.

Tax Fees. We incurred fees to auditors of $3,900 and $2,115, respectively, for tax compliance services during the fiscal years ended April 30, 2005 and 2004.

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WPCS INTERNATIONAL INCORPORATED

/s/ ANDREW HIDALGO Andrew Hidalgo
Chief Executive Officer
(Principal executive officer)

/s/ JOSEPH HEATER Joseph Heater
Chief Financial Officer
(Principal accounting office)

Date: March 31, 2006
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities as on , March 31, 2006.

/s/ ANDREW HIDALGO Andrew Hidalgo,
Chairman of the Board

/s/ NORM DUMBROFF Norm Dumbroff,
Director

/s/ NEIL HEBENTON Neil Hebenton,
Director

/s/ GARY WALKER Gary Walker,
Director

//s/ WILLIAM WHITEHEAD William Whitehead,
Director