Form 10QSB/A
period 2005-07-31
WPCS INTERNATIONAL INC
filed 2006-03-31
CIK 1086745

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

This Amendment No. 1 on Form 10-QSB/A ( the "Form 10-QSB/A") to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended July 31, 2005, initially filed with the Securities and Exchange Commission ( the "SEC") on September 14, 2005, is being filed to reflect restatements of the Company's Consolidated Balance Sheets as of July 31, 2005 and April 30, 2005, and the related Consolidated Statements of Operations, Shareholders' Equity and Cash Flows for the three months ended July 31, 2005. For a more detailed description of these restatements, see Note 2, "Restatement for Equity Issued with Registration Rights".

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES


                                      INDEX

PART I           FINANCIAL INFORMATION
                 ITEM 1       Condensed consolidated balance sheets at July 31, 2005 (unaudited) and
                              April 30, 2005                                                                 5 - 6

                              Condensed consolidated statements of operations for the three months ended
                              July 31, 2005 and 2004 (unaudited)                                               7

                              Condensed consolidated statement of shareholders' equity for the three
                              months ended July 31, 2005 (unaudited)                                           8

                              Condensed consolidated statements of cash flows for the three months ended
                              July 31, 2005 and 2004 (unaudited)                                             9 - 10

                              Notes to unaudited condensed consolidated financial statements                11 - 20

                 ITEM 2       Management's Discussion and Analysis of Financial Condition and Results of
                              Operations                                                                    21 - 29

                 ITEM 3       Controls and Procedures                                                          30

PART II          OTHER INFORMATION

                 ITEM 1       Legal proceedings                                                                31
                 ITEM 2       Unregistered sales of equity securities and use of proceeds                      31
                 ITEM 3       Defaults upon senior securities                                                  31
                 ITEM 4       Submission of matters to a vote of security holders                              31
                 ITEM 5       Other information                                                                31
                 ITEM 6       Exhibits                                                                         31

                 SIGNATURES                                                                                    32

                 CERTIFICATIONS                                                                              33-36


                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                         JULY 31,     APRIL 30,
                                             ASSETS                                       2005          2005
                                                                                       -----------   -----------
                                                                                       (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                         $ 2,308,740   $   989,252
     Accounts receivable, net of allowance of $75,786  at July 31, 2005
     and April 30, 2005                                                                  9,784,349     9,907,316
     Costs and estimated earnings in excess of billings on uncompleted contracts         1,429,122       908,955
     Inventory                                                                             818,662       885,624
     Prepaid expenses and other current assets                                             835,410       536,331
     Deferred income taxes                                                                  77,000       112,000
                                                                                       -----------   -----------
         Total current assets                                                           15,253,283    13,339,478


PROPERTY AND EQUIPMENT, net                                                              1,574,813     1,560,271

CUSTOMER LISTS, net                                                                      1,083,972     1,158,388

GOODWILL                                                                                14,027,312    13,961,642

DEBT ISSUANCE COSTS, net                                                                   150,174           -

OTHER ASSETS                                                                               167,044       156,932
                                                                                       -----------   -----------

         Total assets                                                                  $32,256,598   $30,176,711
                                                                                       ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES


                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)


                                                                                         JULY 31,        APRIL 30,
                      LIABILITIES AND SHAREHOLDERS' EQUITY                                2005             2005
                                                                                       ------------    ------------
                                                                                       (Unaudited)      (Note 2)
                                                                                         (Note 2)
CURRENT LIABILITIES:
     Borrowings under line of credit                                                   $          -    $    382,281
     Current portion of capital lease obligation                                              1,399           2,073
     Current portion of loans payable                                                       192,316         187,420
     Accounts payable and accrued expenses                                                4,752,684       5,338,813
     Billings in excess of costs and estimated earnings on uncompleted contracts          1,478,919       1,204,491
     Due to shareholders                                                                    172,995         915,290
     Income taxes payable                                                                   287,151          24,790
     Deferred income taxes                                                                  170,000         139,000
                                                                                       ------------    ------------
         Total current liabilities
                                                                                          7,055,464       8,194,158


Borrowings under line of credit                                                           3,000,000             -
Loans payable, net of current portion                                                       290,758         261,455
Due to shareholders, net of current portion                                                 927,005         927,005
Deferred income taxes                                                                       313,000         439,000
Warrant liability                                                                         6,105,164       1,994,570
                                                                                       ------------    ------------
         Total liabilities
                                                                                         17,691,391      11,816,188
                                                                                       ------------    ------------

COMMITMENTS AND CONTINGENCIES

COMMON STOCK WITH REGISTRATION RIGHTS:
     Common stock subject to continuing registration, $0.0001 par value,
     1,079,837 and 2,083,887 shares issued and outstanding at July 31, 2005 and
     April 30, 2005, respectively                                                         2,969,558       5,732,116
                                                                                       ------------    ------------

SHAREHOLDERS' EQUITY:

     Preferred Stock - $0.0001 par value, 5,000,000 shares authorized, none issued                -               -

     Common Stock - $0.0001 par value, 75,000,000 shares authorized, 2,741,548 and 1,737,498 shares issued and outstanding at July 31, 2005 and
      April 30, 2005, respectively                                                              274             174

     Additional paid-in capital                                                          14,728,957      11,966,499

     (Accumulated deficit) retained earnings                                             (3,133,582)        661,734
                                                                                       ------------    ------------


         Total shareholders' equity                                                      11,595,649      12,628,407
                                                                                       ------------    ------------

         Total liabilities and shareholders' equity                                    $ 32,256,598    $ 30,176,711
                                                                                       ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three Months Ended
                                                                     July 31,
                                                              2005              2004
                                                         --------------    -------------
                                                            (Note 2)          (Note 1)
REVENUE                                                  $   12,171,639    $   7,279,153
                                                         --------------    -------------

COSTS AND EXPENSES:
       Cost of revenue                                        9,130,091        5,619,587
       Selling, general and administrative expenses           2,263,955        1,392,691
       Depreciation and amortization                            211,467          122,031
                                                         --------------    -------------

          Total costs and expenses                           11,605,513        7,134,309
                                                         --------------    -------------

OPERATING INCOME                                                566,126          144,844

OTHER EXPENSE:

       Interest expense                                          38,765            1,113

       Loss on fair value of warrant liability                4,110,594                -
                                                         --------------    -------------

INCOME (LOSS) BEFORE INCOME TAX PROVISION                    (3,583,233)         143,731


Income tax provision                                            212,083           67,356
                                                         --------------    -------------

NET INCOME (LOSS)                                        $   (3,795,316)   $      76,375
                                                         ==============    =============

Basic net income (loss) per common share                 $        (0.99)   $        0.04
                                                         ==============    =============

Diluted net income (loss) per common share               $        (0.99)   $        0.04
                                                         ==============    =============

Basic weighted average number of common shares
outstanding                                                   3,821,385        1,737,498

Diluted weighted average number of common shares
outstanding                                                   3,821,385        1,768,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES


            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JULY 31, 2005
                                   (UNAUDITED)


                                                                                                       Retained
                                                 Preferred Stock     Common Stock       Additional     Earnings          Total
                                                                                         Paid-In     (Accumulated     Shareholders'
                                               Shares    Amount     Shares     Amount    Capital       Deficit)         Equity
                                              --------  --------  ----------  -------  ------------  --------------  ---------------
BALANCE, APRIL 30, 2005  (Note 2)                       $      -   1,737,498  $   174  $ 11,966,499  $      661,734  $   12,628,407
                                                    -


Reclassification of proceeds from sales
        of common stock with registration
        rights to additional paid-in capital        -          -   1,004,050      100     2,762,458               -       2,762,558


Net loss                                            -          -           -        -             -      (3,795,316)     (3,795,316)

                                              --------  --------  ----------  -------  ------------  --------------  ---------------

BALANCE, JULY 31, 2005                              -   $      -   2,741,548  $   274  $ 14,728,957  $   (3,133,582) $   11,595,649
                                              ========  ========  ==========  =======  ============  ==============  ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                         July 31,
                                                                                   2005            2004
                                                                                 -----------    -----------
                                                                                  (Note 2)
OPERATING ACTIVITIES :
  Net income (loss)                                                              ($3,795,316)   $    76,375
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                                    211,467        122,031
    Fair value of warrant liability                                                4,110,594            -
    Amortization of debt issuance costs                                                8,613            -
    Amortization of unearned consulting services                                         -           12,853
    Deferred income taxes                                                            (60,000)      (116,000)
  Changes in operating assets and liabilities, net of effects of acquisitions:
    Accounts receivable                                                              120,817        202,647
    Costs and estimated earnings in excess of billings on uncompleted contracts     (520,167)      (421,419)
    Inventory                                                                         66,962         (2,222)
    Prepaid expenses and other current assets                                       (299,079)        23,654
    Other assets                                                                     (10,112)       (39,128)
    Accounts payable and accrued expenses                                           (602,639)    (1,152,938)
    Billings in excess of costs and estimated earnings on uncompleted contracts      274,428       (109,725)
    Income taxes payable                                                             248,843        163,987
                                                                                 -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                               (245,589)    (1,239,885)
                                                                                 -----------    -----------

INVESTING ACTIVITIES:
  Acquisition of property and equipment                                              (99,705)       (65,012)
  Acquisition of Quality, net of cash received                                      (757,913)           -
  Acquisition transaction costs                                                       (4,303)       (19,803)
                                                                                 -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                               (861,921)       (84,815)
                                                                                 -----------    -----------

FINANCING ACTIVITIES:

  Equity issuance costs                                                                  -          (25,956)
  Borrowings (repayments) under lines of credit                                    2,617,719       (156,000)
  Debt issuance costs                                                               (158,787)           -
  Repayments of loans payable                                                        (31,260)       (11,177)
  Payments of capital lease obligations                                                 (674)          (608)
                                                                                 -----------    -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                2,426,998       (193,741)
                                                                                 -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               1,319,488     (1,518,441)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       989,252      1,984,636
                                                                                 -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 2,308,740    $   466,195
                                                                                 ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES


           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                          July 31,
                                                                                     2005           2004
                                                                                 -----------    -----------
                                                                                  (Note 2)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest                                                                  $   31,322   $    2,057
       Income taxes                                                              $   31,265   $   21,568
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

       Reversal of accruals established in purchase accounting                   $    2,150   $   51,790


       Issuance of notes for property and equipment                              $   65,459   $   25,930

       Reclassification of proceeds from sales of common stock with
          registration rights to additional paid-in capital                      $2,762,558   $        -

The accompanying notes are an integral part of these condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2005 included in the Company's annual report on Form 10-KSB/A. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Operating results for the three month period ended July 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2006. Certain reclassifications have been made to prior period financial statements to conform to the current presentation.

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

Based on the above determination, as of April 30, 2005, the Company reclassified $5,732,116 of common stock subject to registration from shareholders' equity and into temporary equity. For the three months ended July 31, 2005, certain of these common shares were sold by the investors; therefore the Company is no longer subject to performance for these shares under the registration rights agreement. Accordingly, the company reclassified $2,762,558 of common stock subject to registration from temporary equity into shareholders' equity, resulting in $2,969,558 of temporary equity as of July 31, 2005.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

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

At April 30, 2005, the warrant liability was $1,994,570, due to changes in the fair value of the warrant liability. At July 31, 2005, the warrant liability increased to $6,105,164 due principally to the increase in the market value of the Company's common stock. The fair value of the warrants was estimated using the Black-Scholes option-pricing model, with the following assumptions for the three months ended July 31, 2005: risk-free interest rate of 4.16%, dividend yield of 0%, expected life of 6.29 years and volatility of 35.5% were used.

As a result, for the three months ended July 31, 2005, the Company recorded a non-cash loss on fair value of warrants of $4,110,594. The increase in the loss on fair value of warrants is due principally to the increase in the market value of the common stock of the Company. The non-cash loss on fair value of warrants has no effect on the Company's cash flows or liquidity.

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


Changes in goodwill during the three months ended July 31, 2005 are as follows:

 Beginning balance, May 1, 2005                                     $13,961,642

 Additional transaction costs for prior acquisitions                      4,303
 Quality acquisition purchase price adjustments                          61,367
                                                                    -----------

Ending balance, July 31, 2005                                       $14,027,312
                                                                    ===========

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

Earnings (Loss) Per Share

Earnings (loss) per common share is computed pursuant to SFAS No. 128, "Earnings Per Share" ("EPS"). Basic income (loss) per common share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock options, restrictive stock awards, warrants and other convertible securities.

At July 31, 2005, the Company had 445,260 stock options and 2,572,171 warrants outstanding which are potentially dilutive securities. At July 31, 2004, the Company had 229,873 stock options and 425,784 warrants outstanding which were potentially dilutive securities.

Equity Issued with Registration Rights

In connection with sales of our common stock and warrants to certain investors during the third fiscal quarter ended January 31, 2005, the Company granted certain registration rights that provide for liquidated damages in the event of failure to timely perform under the agreements. Although the common stock purchase agreement does not provide for net-cash settlement, the existence of liquidated damages provides for a defacto net-cash settlement option. Therefore, common stock subject to such liquidated damages does not meet the tests required for shareholders' equity classification, and accordingly has been reflected between liabilities and equity in the accompanying consolidated balance sheet as of July 31, 2005 until the conditions are eliminated.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

A valuation of certain assets, including property and equipment, and list of major customers was completed and the Company internally determined the fair value of its other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approaches.

The purchase price allocation, as adjusted, has been determined as follows:

         Assets purchased:
             Cash                                        $   163,674
             Accounts receivable                           2,124,587
             Inventory                                       244,053
             Fixed assets                                    481,575
             Prepaid expenses                                 70,447
             Customer lists                                  580,000
             Other assets                                      6,000
             Goodwill                                      5,559,058
                                                         -----------
                                                           9,229,394
                                                         -----------
         Liabilities assumed:
             Accounts payable                               (929,246)
             Accrued expenses                               (271,991)
             Income taxes payable                            (98,181)
             Line of credit borrowings                      (135,129)
             Notes payable                                  (160,578)
                                                         -----------
                                                          (1,595,125)
                                                         -----------
         Purchase price                                  $ 7,634,269
                                                         ===========

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


                                                          Three Months Ended
                                                            July 31, 2004
                                                          ------------------

          Revenue                                            $9,708,685

          Net income                                         $  162,827

          Weighted average number of shares used in
          calculation:
                 Basic net income per share                   3,821,385
                 Diluted net income per share                 3,852,670

          Pro forma net income per common share:
                 Basic                                       $     0.04
                 Diluted                                     $     0.04

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

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following at July 31, 2005:

Costs incurred on uncompleted contracts                         $  23,353,164
Estimated contract profit                                           3,679,405
                                                                -------------
                                                                   27,032,569
Less: billings to date                                             27,082,366
                                                                -------------

                 Net billings in excess                         $     (49,797)
                                                                =============

Costs and estimated earnings in excess of billings              $   1,429,122

Billings in excess of costs and estimated earnings
  on uncompleted contracts                                          1,478,919
                                                                -------------
                 Net billings in excess                         $     (49,797)
                                                                =============

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS



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


The loan under the revolving credit line bears interest at a rate equal to either the bank's reference rate plus one- half (0.5%) percent, or LIBOR plus two and three-quarters (2.75%) percent, as the Company may request (6.125% as of July 31, 2005). The Company paid a facility fee to the bank of $50,000 on the closing date. In addition to the loan, a $500,000 letter of credit was also re-issued in favor of Walker's surety bonding company for performance and payment bond collateral requirements.

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

The Company applies the intrinsic value method in accounting for its stock-based compensation plan. Had the Company measured compensation under the fair value based method for stock options granted and amortized the cost over the related vesting period, the Company's net income and net income per share attributable to common shareholders would have been as follows:

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS




                                                    Three months ended July 31,
                                                        2005            2004
                                                        ----            ----
Net income (loss), as reported                      $(3,795,316)    $    76,375

Deduct: total stock-based employee
compensation expense determined under fair
value based method for all awards, net of tax           (18,343)        (35,228)
                                                    -----------     -----------
Net income (loss), pro forma                        $(3,813,659)    $    41,147
                                                    ===========     ===========

Basic net income (loss) per share
     As reported                                    $     (0.99)    $      0.04
     Pro forma                                      $     (1.00)    $      0.02

Diluted net income (loss) per share
     As reported                                    $     (0.99)    $      0.04
     Pro forma                                      $     (1.00)    $      0.02


The fair value of each option granted was estimated on the date of grant using the Black-Scholes Option pricing model with the following assumptions. For the three months ended July 31, 2005, risk-free interest rate of 3.81%, dividend yield of 0%, expected life of 5 years and volatility of 35.5% were used. For the three months ended July 31, 2004, no options were granted.

SFAS 123(R) (revised December 2004), "Share-Based Payment," an amendment of SFAS 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As a result of the amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options beginning with its fiscal year ending April 30, 2007. The new standard will require the Company to expense the fair value of employee stock options and other share-based payments over the vesting period. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position or results of operations.

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


                        As of/for Three Months Ended July 31, 2005                  As of/for Three Months Ended July 31, 2004
                                 Wireless       Specialty                                    Wireless       Specialty
                  Corporate    Infrastructure Communication      Total        Corporate    Infrastructure Communication     Total
                 ------------  -------------  -------------    -----------    ----------   -------------  -------------  -----------
Revenue          $         -     $1,564,174   $ 10,607,465    $12,171,639     $       -     $ 2,456,088   $  4,823,065   $ 7,279,153

Income (loss)
before income
taxes            $(4,631,997)    $  145,254   $    903,510    $(3,583,233)    $(402,531)    $   375,179   $    171,083   $   143,731

Goodwill         $         -     $2,482,085   $ 11,545,227    $14,027,312     $       -     $ 2,648,803   $  5,986,168   $ 8,634,971

Total assets     $ 2,171,378     $4,458,593   $ 25,626,627    $32,256,598     $ 148,526     $ 5,213,056   $ 14,151,554   $19,513,136

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

          Historically, we classified the common stock and warrants with registration rights described above as shareholders' equity, as we believed these instruments met the requirements necessary to record them as shareholders' equity. After further review in accordance with the SEC's recent preferred interpretation of EITF 00-19 as it relates to these common shares and warrants subject to registration rights, we have concluded that our financial statements for the year ended April 30, 2005, and interim periods ended January 31, 2005, July 31, 2005, and October 31, 2005 will be restated. The restatement includes the reclassification of the common stock with registration rights from shareholders' equity and into temporary equity, and the reclassification of the liability for the fair value of the common stock warrants from shareholders' equity and into warrant liability at the closing date (November 16, 2004).

          Based on the above determination, as of April 30, 2005, we reclassified $5,732,116 of common stock subject to registration from shareholders' equity and into temporary equity. For the three months ended July 31, 2005, certain of these common shares were sold by the investors; therefore we are no longer subject to performance for these shares under the registration rights agreement. Accordingly, we reclassified $2,762,558 of common stock subject to registration from temporary equity into shareholders' equity, resulting in $2,969,558 of temporary equity as of July 31, 2005.

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

          At April 30, 2005, the warrant liability was $1,994,570, due to changes in the fair value of the warrants. At July 31, 2005, the warrant liability increased to $6,105,164 due principally to the increase in the market value of our common stock. The fair value of the warrants was estimated using the Black-Scholes option-pricing model, with the following assumptions for the three months ended July 31, 2005: risk-free interest rate of 4.16%, dividend yield of 0%, expected life of 6.29 years and volatility of 35.5% were used.

          As a result, for the three months ended July 31, 2005, we recorded a non-cash loss on fair value of warrants of $4,110,594. The increase in the loss on fair value of warrants is due principally to the increase in the market value of our common stock. The non-cash loss on fair value of warrants has no effect on our cash flows or liquidity.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



THREE MONTHS ENDED JULY 31, 2005

Consolidated results for the three months ended July 31, 2005 and 2004 are as follows.

                                                                               Three Months Ended
                                                                                     July 31,
                                                                  2005                             2004
                                                             --------------- ----------     ---------------- --------
REVENUE                                                      $    12,171,639     100.0%     $     7,279,153    100.0%
                                                             --------------- ----------     ---------------- --------

COSTS AND EXPENSES:
     Cost of revenue                                               9,130,091      75.0%           5,619,587     77.2%
     Selling, general and administrative expenses                  2,263,955      18.6%           1,392,691     19.1%
     Depreciation and amortization                                   211,467       1.7%             122,031      1.7%
                                                             --------------- ----------     --------------- ---------

        Total costs and expenses                                  11,605,513      95.3%           7,134,309     98.0%
                                                             --------------- ----------     --------------- ---------

OPERATING INCOME                                                     566,126       4.7%             144,844      2.0%

OTHER EXPENSE:
     Interest expense                                                 38,765       0.3%               1,113      0.0%
     Loss on fair value of warrant liability                       4,110,594      33.8%                   -      0.0%
                                                             --------------- ----------     --------------- ---------

INCOME (LOSS) BEFORE INCOME TAX PROVISION                         (3,583,233)    (29.4%)             143,731     2.0%


Income tax provision                                                 212,083       1.7%               67,356     0.9%
                                                             --------------- ----------     --------------- ---------

NET INCOME (LOSS)                                            $    (3,795,316)    (31.1%)    $         76,375     1.1%
                                                             =============== ==========     =============== =========

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

For the three months ended July 31, 2004, selling, general and administrative expenses were $1,393,000 or 19.1% of revenue. Included in the selling, general and administrative expenses were $701,000 for salaries, commissions and payroll taxes, $196,000 in professional fees, and insurance costs of $166,000. Rent for our office facilities amounted to $66,000. Automobile and other travel expenses were $98,000. Other selling, general and administrative expenses totaled $166,000. For the three months ended July 31, 2004, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were $727,000 and $267,000, respectively.

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Loss on Fair Value of Warrants

Loss on fair value of warrants for the three months ended July 31, 2005 was approximately $4,111,000. The increase in the loss is due principally to the increase in the market value of our common stock. The loss represents the unrealized non-cash change in the fair value of certain warrants for the quarter, using the Black-Scholes option pricing model. The non-cash loss on fair value of warrants has no impact on our cash flows or liquidity.

Net income (loss)

Net loss was approximately $3,795,000 for the three months ended July 31, 2005. Net loss is net of federal and state income tax expense of approximately $212,000. The variation in effective tax rates between periods is primarily due to the Quality acquisition and certain book-to-tax permanent differences.

We recognized net income of approximately $76,000 for the three months ended July 31, 2004.

Liquidity and capital resources

At July 31, 2005, we had working capital of approximately $8,198,000, which consisted of current assets of approximately $15,253,000 and current liabilities of $7,055,000.

Operating activities used $246,000 in cash during the three months ended July 31, 2005. This was mainly comprised of $3,795,000 of net loss plus $4,271,000 in net non-cash charges, a $121,000 decrease in accounts receivable, $249,000 increase in income taxes payable, a $520,000 increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $67,000 decrease in inventory, $299,000 increase in prepaid expenses and other current assets, $603,000 decrease in accounts payable and accrued expenses, $274,000 increase in billings in excess of costs and estimated earnings on uncompleted contracts payable and a $10,000 net increase in other assets.

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




                                            WPCS INTERNATIONAL INCORPORATED

Date:  March 31, 2006                       By: /s/ JOSEPH HEATER
                                            ---------------------
                                            Joseph Heater
                                            Chief Financial Officer

Exhibit 31.1

I, Andrew Hidalgo, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB/A of WPCS International Incorporated;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;

     4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:


          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  March 31, 2006                     By: /s/ ANDREW HIDALGO
                                          ----------------------
                                          Andrew Hidalgo
                                          Chief Executive Officer

Exhibit 31.2

I, Joseph Heater, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB/A of WPCS International Incorporated;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;

     4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: March 31, 2006                      By: /s/ JOSEPH HEATER
                                          ---------------------
                                          Joseph Heater
                                          Chief Financial Officer