Form 10QSB/A
period 2005-10-31
WPCS INTERNATIONAL INC
filed 2006-03-31
CIK 1086745

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

This Amendment No. 1 on Form 10-QSB/A ( the "Form 10-QSB/A") to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended October 31, 2005, initially filed with the Securities and Exchange Commission ( the "SEC") on December 15, 2005, is being filed to reflect restatements of the Company's Consolidated Balance Sheets as of October 31, 2005 and April 30, 2005, and the related Consolidated Statements of Operations, Shareholders' Equity and Cash Flows for the three and six months ended October 31, 2005. For a more detailed description of these restatements, see Note 2, "Restatement for Equity Issued with Registration Rights".

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                                      INDEX

PART I           FINANCIAL INFORMATION
                 ITEM 1       Condensed consolidated balance sheets at October 31, 2005 (unaudited) and
                              April 30, 2005                                                                 5 - 6

                              Condensed consolidated statements of operations for the three and six
                              months ended October 31, 2005 and 2004 (unaudited)                               7

                              Condensed consolidated statement of shareholders' equity for the six
                              months ended October 31, 2005 (unaudited)                                        8

                              Condensed consolidated statements of cash flows for the six months ended
                              October 31, 2005 and 2004 (unaudited)                                          9 - 10

                              Notes to unaudited condensed consolidated financial statements                11 - 20

                 ITEM 2       Management's Discussion and Analysis of Financial Condition and Results of
                              Operations                                                                    21 - 29

                 ITEM 3       Controls and Procedures                                                          30

PART II          OTHER INFORMATION

                 ITEM 1       Legal proceedings                                                                31
                 ITEM 2       Unregistered sales of equity securities and use of proceeds                      31
                 ITEM 3       Defaults upon senior securities                                                  31
                 ITEM 4       Submission of matters to a vote of security holders                              31
                 ITEM 5       Other information                                                                31
                 ITEM 6       Exhibits                                                                         31

                 SIGNATURES                                                                                    32

                 CERTIFICATIONS

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                     October 31,    April 30,
                                     ASSETS                                             2005          2005
                                                                                     -----------   -----------
                                                                                     (Unaudited)
CURRENT ASSETS:
       Cash and cash equivalents                                                     $ 1,800,224   $   989,252
       Accounts receivable, net of allowance of $93,786 and $75,786 at
       October 31, 2005 and April 30, 2005, respectively                              12,322,495     9,907,316
       Costs and estimated earnings in excess of billings on uncompleted contracts     1,966,928       908,955
       Inventory                                                                         615,239       885,624
       Prepaid expenses and other current assets                                         689,348       536,331
       Deferred income taxes                                                              92,000       112,000
                                                                                     -----------   -----------
          Total current assets
                                                                                      17,486,234    13,339,478


PROPERTY AND EQUIPMENT, net                                                            1,514,489     1,560,271

CUSTOMER LISTS, net                                                                    1,009,555     1,158,388

GOODWILL                                                                              14,108,283    13,961,642

DEBT ISSUANCE COSTS, net                                                                 137,206           -

OTHER ASSETS                                                                              89,343       156,932
                                                                                     -----------   -----------

          Total assets                                                               $34,345,110   $30,176,711
                                                                                     ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)



                                                                                  October 31,     April 30,
                              LIABILITIES AND SHAREHOLDERS' EQUITY                    2005          2005
                                                                                   -----------   -----------
                                                                                   (Unaudited)    (Note 2)
                                                                                    (Note 2)

CURRENT LIABILITIES:
     Borrowings under line of credit                                               $        -    $   382,281
     Current portion of capital lease obligation                                           708         2,073
     Current portion of loans payable                                                  202,083       187,420
     Accounts payable and accrued expenses                                           5,144,023     5,338,813
     Billings in excess of costs and estimated earnings on uncompleted contracts     1,603,502     1,204,491
     Due to shareholders                                                               122,995       915,290
     Income taxes payable                                                              788,151        24,790
     Deferred income taxes                                                             183,000       139,000
                                                                                   -----------   -----------
         Total current liabilities
                                                                                     8,044,462     8,194,158


Borrowings under line of credit                                                      3,000,000           -
Loans payable, net of current portion                                                  295,467       261,455
Due to shareholders, net of current portion                                            927,005       927,005
Deferred income taxes                                                                  323,000       439,000
Warrant liability                                                                    3,722,252     1,994,570
                                                                                   -----------   -----------

         Total liabilities
                                                                                    16,312,186    11,816,188
                                                                                   -----------   -----------

COMMITMENTS AND CONTINGENCIES

COMMON STOCK WITH REGISTRATION RIGHTS:
     Common stock subject to continuing registration, $0.0001 par value, 936,588 and 2,083,887 shares issued and outstanding at October 31, 2005 and April
     30, 2005, respectively                                                          2,575,421     5,732,116
                                                                                   -----------   -----------

SHAREHOLDERS' EQUITY:

     Preferred Stock - $0.0001 par value, 5,000,000 shares authorized,
     none issued                                                                           -             -

     Common Stock - $0.0001 par value, 75,000,000 shares authorized, 2,947,297 and 1,737,498 shares issued and outstanding at October 31, 2005 and
     April 30, 2005, respectively                                                          295           174

     Additional paid-in capital                                                     15,423,073    11,966,499

     Retained earnings                                                                  34,135       661,734
                                                                                   -----------   -----------


         Total shareholders' equity                                                 15,457,503    12,628,407
                                                                                   -----------   -----------

         Total liabilities and shareholders' equity                                $34,345,110   $30,176,711
                                                                                   ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended                         Six Months Ended
                                                               October 31,                               October 31,
                                                         2005               2004                 2005                   2004
                                                    --------------     --------------     --------------         --------------
                                                       (Note 2)           (Note 1)             (Note 2)               (Note 1)

REVENUE                                             $   14,250,243     $   10,295,266     $   26,421,882         $   17,574,419
                                                    --------------     --------------     --------------         --------------
COSTS AND EXPENSES:

     Cost of revenue                                    10,339,132          8,604,711         19,469,223             14,224,298

     Selling, general and administrative expenses        2,351,653          1,518,421          4,615,608              2,911,112

     Depreciation and amortization                         209,593            124,662            421,060                246,693
                                                    --------------     --------------     --------------         --------------


        Total costs and expenses                        12,900,378         10,247,794         24,505,891             17,382,103
                                                    --------------     --------------     --------------         --------------


OPERATING INCOME                                         1,349,865             47,472          1,915,991                192,316

OTHER EXPENSE:

     Interest expense                                       56,035             11,650             94,800                 12,763

     (Gain) loss on fair value of warrants              (2,382,912)                 -          1,727,682                      -
                                                    --------------     --------------     --------------         --------------


INCOME BEFORE INCOME TAX PROVISION                       3,676,742             35,822             93,509                179,553


Income tax provision                                       509,025              4,539            721,108                 71,895
                                                    --------------     --------------     --------------         --------------


NET INCOME (LOSS)                                   $    3,167,717     $       31,283     $     (627,599)        $      107,658
                                                    ==============     ==============     ==============         ==============

Basic net income (loss) per common share                     $0.82              $0.02             ($0.16)        $         0.06
                                                    ==============     ==============     ==============         ==============

Diluted net income (loss) per common share                   $0.82              $0.02             ($0.16)        $         0.06
                                                    ==============     ==============     ==============         ==============

Basic weighted average number of common shares
outstanding                                              3,853,994          1,737,498          3,837,689              1,737,498

Diluted weighted average number of common shares
outstanding                                              3,869,522          1,777,797          3,837,689              1,804,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2005
                                   (UNAUDITED)


                                                     Preferred Stock        Common Stock      Additional                Total
                                                                                              Paid-In     Retained   Shareholders'
                                                    Shares    Amount      Shares      Amount  Capital     Earnings       Equity
                                                    --------- --------- -----------  ------- ------------ ---------- ------------
BALANCE, APRIL 30, 2005  (Note2)                              $       -   1,737,498  $   174 $ 11,966,499 $  661,734 $ 12,628,407
                                                            -


Net proceeds from exercise of warrants                      -         -      62,500        6      299,994          -      300,000

Reclassification of proceeds from sales of
              common stock with registration rights
              to additional paid-in capital                 -         -   1,147,299      115    3,156,580          -    3,156,695


Net loss                                                    -         -           -        -            -  (627,599)     (627,599)

                                                    --------- --------- -----------  ------- ------------ ---------- ------------

BALANCE, OCTOBER 31, 2005                                   - $       -   2,947,297  $   295 $ 15,423,073 $   34,135 $ 15,457,503
                                                    ========= ========= ===========  ======= ============ ========== ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                       Six Months Ended
                                                                                                           October 31,
                                                                                                    2005                   2004
                                                                                           -------------------  -------------------
                                                                                               (Note 2)
OPERATING ACTIVITIES :
     Net income (loss)                                                                     $         (627,599)  $          107,658
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization                                                                 421,060              246,693

        Fair value of warrant liability                                                             1,727,682                    -

        Provision for doubtful accounts                                                                18,000                    -

        Amortization of debt issuance costs                                                            21,581                    -

        Amortization of unearned consulting services                                                        -               25,706

        Deferred income taxes                                                                         (52,000)            (135,000)
     Changes in operating assets and liabilities, net of effects of acquisitions:
        Accounts receivable                                                                        (2,435,329)            (895,607)
        Costs and estimated earnings in excess of billings on uncompleted
        contracts                                                                                  (1,057,973)            (229,729)

        Inventory                                                                                     270,385                    -

        Prepaid expenses and other current assets                                                    (153,017)              11,198

        Other assets                                                                                   18,786              (24,980)
        Accounts payable and accrued expenses                                                        (222,781)             693,501
        Billings in excess of costs and estimated earnings on uncompleted
        contracts                                                                                     399,011             (774,796)
        Income taxes payable                                                                          749,843              (56,411)
                                                                                           -------------------  -------------------
NET CASH USED IN OPERATING ACTIVITIES                                                                (922,351)          (1,031,767)
                                                                                           -------------------  -------------------

INVESTING ACTIVITIES:
     Acquisition of property and equipment                                                           (137,767)             (78,908)

     Acquisition of Quality, net of cash received                                                    (757,913)                   -

     Acquisition transaction costs                                                                     (4,303)             (22,163)
                                                                                           -------------------  -------------------
NET CASH USED IN INVESTING ACTIVITIES                                                                (899,983)            (101,071)
                                                                                           -------------------  -------------------

FINANCING ACTIVITIES:

     Proceeds from exercise of warrants                                                               300,000                    -

     Equity issuance costs                                                                                  -              (26,888)

     Borrowings (repayments) under lines of credit                                                  2,617,719             (172,769)

     Debt issuance costs                                                                             (158,787)                   -

     Repayments of loans payable                                                                      (74,261)             (18,403)

     Repayments of amounts due to shareholders                                                        (50,000)                   -

     Payments of capital lease obligations                                                             (1,365)              (1,235)
                                                                                           -------------------  -------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                 2,633,306             (219,295)
                                                                                           -------------------  -------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  810,972           (1,352,133)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                        989,252            1,984,636
                                                                                           -------------------  -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $        1,800,224   $          632,503
                                                                                           ===================  ===================

The accompanying notes are an integral part of these condensed consolidated financial statements.

               WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                                   (Unaudited)

                                                                                                        Six Months Ended
                                                                                                           October 31,
                                                                                                    2005                  2004
                                                                                            -----------------    -----------------
                                                                                               (Note 2)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                                                                    $          82,756    $          14,063

Income taxes                                                                                $          31,290    $         265,671
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Reversal of accruals established in purchase accounting                                     $           2,150    $          51,790


Issuance of notes for property and equipment                                                $         122,936    $          25,930

Reclassification of proceeds from sales of common stock with registration rights

     to additional paid-in capital                                                          $       3,156,695    $               -



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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS



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

Historically, the Company classified the common stock and warrants with registration rights described above as shareholders' equity, as it believed these securities met the requirements necessary to record them as shareholders' equity. After further review in accordance with the SEC's recent preferred interpretation of EITF 00-19 as it relates to these common shares and warrants subject to registration rights, the Company has concluded that its financial statements for the year ended April 30, 2005, and interim periods ended January 31, 2005, July 31,2005, and October 31, 2005, will be restated. The restatement includes the reclassification of common stock subject to registration rights from shareholders' equity and into temporary equity, and the reclassification of the liability for the fair value of the warrants from shareholders' equity and into warrant liability as of the closing date (November 16, 2004).

Based on the above determination, as of April 30, 2005, the Company reclassified $5,732,116 of common stock subject to registration rights from shareholders' equity and into temporary equity. For the six months ended October 31, 2005, certain of these common shares were sold by the investors; therefore the Company is no longer subject to performance for these shares under the registration rights agreement. Accordingly, the company reclassified $3,156,695 of common stock subject to registration from temporary equity and into shareholders' equity, resulting in $2,575,421 of temporary equity as of October 31, 2005.

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

At April 30, 2005, the warrant liability was $1,994,570, due to changes in the fair value of the warrant liability. At October 31, 2005, the warrant liability increased to $3,722,252 due principally to the increase in the market value of the Company's common stock. The fair value of the warrants was estimated using the Black-Scholes option-pricing model, with the following assumptions for the three and six months ended October 31, 2005: risk-free interest rate of 4.16% to 4.47%, dividend yield of 0%, expected life of 6.04 to 6.29 years and volatility range of 29.1% to 35.5% were used.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS



As a result, for the three months ended October 31, 2005, the Company recorded a non-cash gain on fair value of warrants of $2,382,912. For the six months ended October 31, 2005, the non-cash loss on fair value of warrants was $1,727,682. The net increase in the loss on fair value of warrants is due principally to the increase in the market value of the common stock of the Company. The non-cash loss on fair value of warrants has no effect on the Company's cash flows or liquidity.

NOTE 3 - SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

A summary of selected significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements follows (additional policies are set forth in the Company's annual report on Form 10-KSB):

Goodwill

In accordance with the guidelines of Statement of Financial Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", goodwill and indefinite-lived intangible assets are no longer amortized but are assessed for impairment on at least an annual basis. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.


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

Changes in goodwill during the six months ended October 31, 2005 are as follows:

Beginning balance, May 1, 2005                                $ 13,961,642

Additional transaction costs for prior acquisitions                 2,675
Clayborn acquisition purchase price adjustment                     48,803
Quality acquisition purchase price adjustments                     95,163
                                                              ------------

Ending balance, October 31, 2005                              $14,108,283
                                                              ============

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

Equity Issued with Registration Rights

In connection with sales of our common stock and warrants to certain investors during the third fiscal quarter ended January 31, 2005, the Company granted certain registration rights that provide for liquidated damages in the event of failure to timely perform under the agreements. Although the common stock purchase agreement does not provide for net-cash settlement, the existence of liquidated damages provides for a defacto net-cash settlement option. Therefore, common stock subject to such liquidated damages does not meet the tests required for shareholders' equity classification, and accordingly has been reflected between liabilities and equity in the accompanying consolidated balance sheet as of October 31, 2005 until the conditions are eliminated.

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

NOTE 4- ACQUISITIONS

In accordance with SFAS No. 141, "Business Combinations", acquisitions are accounted for under the purchase accounting method of accounting. Under the purchase method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price consideration, including certain acquisition and closing costs, exceeds the fair value of the net identifiable assets acquired at the date of the acquisition.

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS



The purchase price allocation, as adjusted, has been determined as follows:

       Assets purchased:
           Cash                                             $   163,674
           Accounts receivable                                2,124,587
           Inventory                                            244,053
           Fixed assets                                         460,887
           Prepaid expenses                                      70,447
           Customer lists                                       580,000
           Other assets                                           6,000
           Goodwill                                           5,591,227
                                                            -----------
                                                              9,240,875
                                                            -----------
       Liabilities assumed:
           Accounts payable                                    (940,727)
           Accrued expenses                                    (271,991)
           Income taxes payable                                 (98,181)
           Line of credit borrowings                           (135,129)
           Notes payable                                       (160,578)
                                                            -----------
                                                             (1,606,606)
                                                            -----------
       Purchase price                                       $ 7,634,269
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

                                                        Three months ended  Six months ended
                                                         October 31, 2004   October 31, 2004
                                                        ----------------- ------------------
                                                            (Unaudited)        (Unaudited)
Revenue                                                     $13,171,376        $22,880,061

Net income                                                     $176,302           $340,129

Weighted average number of shares used in calculation:
       Basic net income per share                             3,821,385          3,821,385
       Diluted net income per share                           3,861,684          3,888,049

Pro forma net income per common share:
       Basic                                                $      0.05        $      0.09
       Diluted                                              $      0.05        $      0.09

Customer lists are amortized over a period of five to six years from the date of acquisition. The Company recorded amortization expense related to customer lists of $74,000 and $39,000 for the three months ended October 31, 2005 and 2004, respectively, and $149,000 and $79,000 for the six months ended October 31, 2005 and 2004, respectively. With the exception of goodwill related to the Quality acquisition, any future goodwill impairments are not deductible for income tax purposes.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following at October 31, 2005:

Costs incurred on uncompleted contracts                         $ 23,655,301
Estimated contract profit                                          4,716,213
                                                               -------------
                                                                  28,371,514
Less: billings to date                                            28,008,088
                                                               -------------

                         Net costs in excess                    $    363,426
                                                               =============

Costs and estimated earnings in excess of billings              $  1,966,928

Billings in excess of costs and estimated earnings
  on uncompleted contracts                                       (1,603,502)
                                                               -------------
                         Net costs in excess                    $   363,426
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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

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

As currently permitted by SFAS 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to account for its stock-based compensation plans in accordance with the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Under APB 25, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The exercise price of all options granted to employees has been equal to or greater than the fair market value at the date of grant and, accordingly, the Company has not recognized compensation expense associated with its stock option plans. By making that election, the Company is required under SFAS 123 to provide pro forma disclosures of net income and net income per common share as if the fair value based method of accounting had been applied.

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS



                                                               Three months ended                   Six months ended
                                                                   October 31,                         October 31,
                                                              2005             2004               2005             2004
                                                              ----             ----               ----             ----
Net income (loss), as reported                                $3,167,717      $   31,283          $ (627,599)     $  107,658

Deduct total stock-based employee compensation
expense determined under fair value based method
for all awards, net of tax                                        60,462         340,763              73,143         375,991
                                                              ----------      ----------          ----------      ----------

Net income (loss), pro forma                                  $3,107,255      $(309,480)          $ (700,742)     $ (268,333)
                                                              ==========      ==========          ==========      ==========

Basic net income (loss) per share
     As reported                                              $     0.82      $     0.02          $    (0.16)     $      0.06
     Pro forma                                                $     0.81      $    (0.18)         $    (0.18)     $     (0.15)

Diluted net income (loss) per share
     As reported                                              $     0.82      $     0.02          $    (0.16)     $      0.06
     Pro forma                                                $     0.80      $    (0.18)         $    (0.18)     $     (0.15)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes Option pricing model with the following assumptions. For the three and six months ended October 31, 2005, risk-free interest rate of 3.81%, dividend yield of 0%, expected life of 5 years and volatility range of 29.1% to 35.5% were used. For the three and six months ended October 31, 2004, risk-free interest rate of 3.51%, dividend yield of 0%, expected life of 5 years and volatility of 44.9% were used.

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS





                       For Three Months Ended October 31, 2005                      For Three Months Ended October 31, 2004
                               Wireless       Specialty                                     Wireless       Specialty
                Corporate    Infrastructure Communication      Total         Corporate    Infrastructure Communication      Total
                ----------   -------------- -------------    ------------    ---------    -------------- -------------  -----------
Revenue         $        -   $    2,255,503 $  11,994,740    $ 14,250,243    $       -    $    2,751,419 $   7,543,847  $10,295,266

Income (loss)
before income
taxes           $2,024,146   $      233,336 $   1,419,260    $  3,676,742    $(272,630)   $      442,476 $    (134,024)     $35,822

                     As of/for Six Months Ended October 31, 2005                  As of/for Six Months Ended October 31, 2004
                               Wireless       Specialty                                     Wireless       Specialty
                Corporate    Infrastructure Communication      Total         Corporate    Infrastructure Communication      Total
                -----------  -------------- -------------    ------------    ---------    -------------- -------------  -----------
Revenue         $         -  $    3,819,678 $  22,602,204    $ 26,421,882    $       -    $    5,207,507 $  12,366,912  $17,574,419

Income (loss)
before income
taxes           $(2,607,851) $      378,590 $   2,322,770    $     93,509    $(675,161)   $      817,655 $      37,059  $   179,553

Goodwill        $         -  $    2,482,085 $  11,626,198    $ 14,108,283    $       -    $    2,651,161 $   5,986,168  $ 8,637,329

Total assets    $ 1,868,055  $    5,362,382 $  27,114,673    $ 34,345,110    $ 240,270    $    4,893,725 $  15,338,693  $20,472,688

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




     o In connection with sales of our common stock and warrants to certain investors during the third fiscal quarter ended January 31, 2005, we granted certain registration rights that provide for liquidated damages in the event of failure to timely perform under the agreements. The SEC recently announced its preferred interpretation of the accounting for common stock and warrants with registration rights under EITF 00-19. The SEC concluded that for agreements containing registration rights where significant liquidated damages could be required to be paid to the holder of the instrument in the event the issuer fails to maintain the effectiveness of a registration statement for a preset time period, the common stock subject to such liquidated damages does not meet the tests required for shareholders' equity classification, and accordingly must be been reflected as temporary equity in the balance sheet until the conditions are eliminated. In analyzing instruments under EITF 00-19, the SEC concluded that the likelihood or probability related to the failure to maintain an effective registration statement is not a factor.

          Historically, we classified the common stock and warrants with registration rights described above as shareholders' equity, as we believed these securities met the requirements necessary to record them as shareholders' equity. After further review in accordance with the SEC's recent preferred interpretation of EITF 00-19 as it relates to these common shares and warrants subject to registration rights, we have concluded that our financial statements for the year ended April 30, 2005, and interim periods ended January 31, 2005, July 31,2005, and October 31, 2005, will be restated. The restatement includes the reclassification of common stock subject to registration rights from shareholders' equity and into temporary equity, and the reclassification of the liability for the fair value of the warrants from shareholders' equity and into warrant liability as of the closing date (November 16, 2004).

          Based on the above determination, as of April 30, 2005, we reclassified $5,732,116 of common stock subject to registration rights from shareholders' equity and into temporary equity. For the six months ended October 31, 2005, certain of these common shares were sold by the investors; therefore we are no longer subject to performance for these shares under the registration rights agreement. Accordingly, we reclassified $3,156,695 of common stock subject to registration from temporary equity and into shareholders' equity, resulting in $2,575,421 of temporary equity as of October 31, 2005.

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

          At April 30, 2005, the warrant liability was $1,994,570, due to changes in the fair value of the warrant liability. At October 31, 2005, the warrant liability increased to $3,722,252 due principally to the increase in the market value of our common stock. The fair value of the warrants was estimated using the Black-Scholes option-pricing model, with the following assumptions for the three and six months ended October 31, 2005: risk-free interest rate of 4.16% to 4.47%, dividend yield of 0%, expected life of 6.04 to 6.29 years and volatility range of 29.1% to 35.5% were used.

          As a result, for the six months ended October 31, 2005, we recorded a non-cash loss on fair value of warrants of $1,727,682. The increase in the loss on fair value of warrants is due principally to the increase in the market value of our common stock. The non-cash loss on fair value of warrants has no effect on our cash flows or liquidity.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2005 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2004

Consolidated results for the three months ended October 31, 2005 and 2004 are as follows.


                                                                      Three Months Ended
                                                                          October 31,
                                                              2005                          2004
                                                          -------------- ----------    --------------- ---------
REVENUE                                                   $   14,250,243     100.0%    $    10,295,266    100.0%
                                                          -------------- ----------    --------------- ---------

COSTS AND EXPENSES:
       Cost of revenue                                        10,339,132      72.6%          8,604,711     83.6%
       Selling, general and administrative expenses            2,351,653      16.5%          1,518,421     14.8%
       Depreciation and amortization                             209,593       1.4%            124,662      1.2%
                                                          -------------- ----------    --------------- ---------

          Total costs and expenses                            12,900,378      90.5%         10,247,794     99.6%
                                                          -------------- ----------    --------------- ---------

OPERATING INCOME                                               1,349,865       9.5%             47,472      0.4%

OTHER EXPENSE:
       Interest expense                                           56,035       0.4%             11,650      0.1%
       (Gain) loss on fair value of warrants                  (2,382,912)    (16.7%)                 -      0.0%
                                                          -------------- ----------    --------------- ---------

INCOME BEFORE INCOME TAX PROVISION                             3,676,742      25.8%             35,822      0.3%


Income tax provision                                             509,025       3.6%              4,539      0.0%
                                                          -------------- ----------    --------------- ---------

NET INCOME                                                $    3,167,717      22.2%    $        31,283      0.3%
                                                          ============== ==========    =============== =========

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

For the three months ended October 31, 2004, selling, general and administrative expenses were $1,518,000 or 14.7% of revenue. Included in the selling, general and administrative expenses were $702,000 for salaries, commissions and payroll taxes, $127,000 in professional fees, and insurance costs of $325,000. Rent for our office facilities amounted to $91,000. Automobile and other travel expenses were $64,000. Other selling, general and administrative expenses totaled $209,000. For the three months ended October 31, 2004, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were $994,000 and $258,000, respectively.

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

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Gain on Fair Value of Warrants

Gain on fair value of warrants for the three months ended October 31, 2005 was approximately $2,383,000. The gain is due principally to the decrease in the market value of our common stock. The gain represents the unrealized non-cash change in the fair value of certain warrants for the quarter, using the Black-Scholes option pricing model. The non-cash gain on fair value of warrants has no impact on our cash flows or liquidity.

Net income

Net income was approximately $3,168,000 for the three months ended October 31, 2005. Net income is net of federal and state income tax expense of approximately $509,000. The variation in effective tax rates between periods (39% in 2005 and 13% in 2004) is primarily due to certain income tax benefits recorded for the three months ended October 31, 2004.

We recognized net income of approximately $31,000 for the three months ended October 31, 2004. Income tax of approximately $5,000 was provided for federal and state income taxes and was less than the amount based on the statutory rate as described above.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2005 COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 2004

Consolidated results for the six months ended October 31, 2005 and 2004 are as follows.

                                                                       Six Months Ended
                                                                         October 31,
                                                              2005                         2004
                                                          -------------- ---------    --------------- ---------
REVENUE                                                   $   26,421,882    100.0%    $    17,574,419    100.0%
                                                          -------------- ---------    --------------- ---------

COSTS AND EXPENSES:
       Cost of revenue                                        19,469,223     73.7%         14,224,298     80.9%
       Selling, general and administrative expenses            4,615,608     17.5%          2,911,112     16.6%
       Depreciation and amortization                             421,060      1.6%            246,693      1.4%
                                                          -------------- ---------    --------------- ---------

          Total costs and expenses                            24,505,891     92.8%         17,382,103     98.9%
                                                          -------------- ---------    --------------- ---------

OPERATING INCOME                                               1,915,991      7.2%            192,316      1.1%

OTHER EXPENSE:
       Interest expense                                           94,800      0.4%             12,763      0.1%
       Loss on fair value of warrants                          1,727,682      6.5%                  -      0.0%
                                                          -------------- ---------    --------------- ---------

INCOME BEFORE INCOME TAX PROVISION                                93,509      0.3%            179,553      1.0%


Income tax provision                                             721,108      2.7%             71,895      0.4%
                                                          -------------- ---------    --------------- ---------

NET INCOME (loss)                                         $     (627,599)    (2.4%)   $       107,658      0.6%
                                                          ============== =========    =============== =========

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

Loss on Fair Value of Warrants

Loss on fair value of warrants for the six months ended October 31, 2005 was approximately $1,728,000. The increase in the loss is due principally to the increase in the market value of our common stock. The loss represents the unrealized non-cash change in the fair value of certain warrants for the quarter, using the Black-Scholes option pricing model. The non-cash loss on fair value of warrants has no impact on our cash flows or liquidity.

Net income (loss)

Net loss was approximately $628,000 for the six months ended October 31, 2005. Net loss is net of federal and state income tax expense of approximately $721,000.

We recognized net income of approximately $108,000 for the six months ended October 31, 2004. Net income was net of federal and state income taxes of approximately $72,000.

Liquidity and capital resources

At October 31, 2005, we had working capital of approximately $9,442,000, which consisted of current assets of approximately $17,486,000 and current liabilities of $8,044,000.

Operating activities used $922,000 in cash during the six months ended October 31, 2005. This was mainly comprised of $628,000 of net loss plus $2,137,000 in net non-cash charges, a $2,435,000 increase in accounts receivable, $750,000 increase in income taxes payable, a $1,058,000 increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $270,000 decrease in inventory, $153,000 increase in prepaid expenses and other current assets, $223,000 decrease in accounts payable and accrued expenses, $399,000 increase in billings in excess of costs and estimated earnings on uncompleted contracts payable and a $19,000 net decrease in other assets.

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

Our capital requirements depend on numerous factors, including the market for our services, the resources we devote to developing, marketing, selling and supporting our business, the timing and extent of establishing additional markets and other factors. On June 3, 2005, we entered into a credit agreement with a different commercial bank. The credit agreement (the "Credit Agreement"), provides for a revolving line of credit in an amount not to exceed $5,000,000, together with a letter of credit facility not to exceed $500,000. We also entered into security agreements, pursuant to which each subsidiary granted a security interest to the bank in all of their assets.

                WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Under the terms of the Credit Agreement, we are permitted to borrow up to $3,000,000 under the revolving credit line, based upon eligible receivables. Once we have provided financial statements which evidence that we have earnings before interest, taxes, depreciation and amortization of (i) $750,000 for the quarter ended July 31, 2005, (ii) $750,000 for the quarter ended October 31, 2005, and (iii) $2,500,000 for the year ended April 30, 2006, the revolving commitment amount will be increased to $5,000,000. The Credit Agreement contains customary covenants, including but not limited to (i) restrictions on the permitted ratio of total unsubordinated liabilities to tangible net worth plus subordinated indebtedness, (ii) our total tangible net worth, (iii) working capital, (iv) minimum earnings before interest, taxes, depreciation and amortization, and (v) dividend restrictions. As of October 31, 2005, we were in compliance with the Credit Agreement covenants. The loan commitment expires on August 31, 2008. We may prepay the loan at any time.

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