Form 10KSB
period 2006-04-30
WPCS INTERNATIONAL INC
filed 2006-07-27
CIK 1086745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year Ended April 30, 2006

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes[ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB.

Yes [ ] No [X] Delinquent filers are disclosed herein.

Total revenues for Fiscal Year Ended April 30, 2006 were $52,144,575.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on July 24, 2006, was $25,788,330.

As of July 24, 2006, there were 5,494,853 shares of issuer’s common stock outstanding.

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

Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the Securities and Exchange Commission ("SEC"). We make available on our website under "Investor Relations/SEC Filings," free of charge, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.wpcs.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Overview

We design and deploy wireless networks. We provide design-build engineering services for specialty communication systems, which are dedicated wireless networks for specified applications, and for wireless infrastructure, which encompasses commercial cellular systems for wireless carriers. Our range of services includes site design, spectrum analysis, engineering, trenching, electrical work, structured cabling, product integration, testing and project management. Because we are technology and vendor independent, we can integrate multiple products and services across a variety of communication requirements. This ability gives our customers the flexibility to create and implement the most appropriate solution for their communication needs, and the cost advantage that comes from dealing with competing vendors. Our customers include corporations, government entities and educational institutions. Within this customer base, we also serve vertical sectors such as public safety, gaming, healthcare, and wireless carriers.

The increasing demand for wireless services has become a driving force behind the recent growth in the global communications industry. Wireless technology has advanced substantially to the point where wireless networks have proven to be an effective alternative to land line networks, a key factor in wireless’ broad acceptance. The advantages of wireless over land line communication are apparent in the aspects of mobility, capacity, cost, and deployment. We believe the use of dedicated wireless networks for specified applications has improved productivity for individuals and organizations alike. We provide comprehensive and cost effective engineering services to address the demand for these wireless networks.

With seven offices across the United States, we provide our services to our customers nationwide. Our rapid revenue growth since we commenced operations in November 2001 is attributable to a combination of acquisitions and organic growth. For the fiscal year ended April 30, 2006, we generated revenues of $52.1 million, an increase of 29.9% from the fiscal year ended April 30, 2005. Our backlog at April 30, 2006 was approximately $15.9 million.

Industry Background

Worldwide use of wireless communications has grown rapidly as cellular and other emerging wireless technologies have become more widely available and affordable for businesses and consumers. The Cellular Telecommunications & Internet Association, or CTIA, in a summary prepared in April 2006, reported that there were approximately 207.9 million wireless subscribers in the United States, an increase of 7% over the prior year. The rapid growth in wireless communications is driven by the dramatic increase in wireless device usage, as well as strong demand for wireless data services and enterprise applications. According to the CTIA summary, wireless service revenue from data applications increased 86% from the prior year, to reach $8.6 billion in 2005.

The growing number of wireless subscribers and the increase in usage by those subscribers have fueled the growth of the wireless services industry. According to the CTIA, U.S. wireless carriers spent $25.3 billion on capital investment in 2005. We believe enterprise wireless network investment will increase substantially as the industry continues to expand.

Advantages of Wireless Technology

Various improvements in wireless technologies have resulted in an environment where wireless solutions provide a number of key advantages over traditional land line solutions, including:

•
Mobility. Mobile communications and computing are among the driving forces behind the demand for wireless connectivity. The increased functionality and declining cost of mobile wireless devices has fueled further growth. Mobile connectivity has led to greater productivity as organizations transmit data and gather information from remote staff and locations where land line connectivity is unavailable. Such mobile connectivity has created significant cost savings in data collection, increased responsiveness, enabled greater access to enterprise resources, and improved controls.

•
Capacity. Current technology allows wireless transmission with capacity, quality and reliability superior to land line and comparable to fiber. For example, current radio technology is capable of two-way data transfer at rates up to 1 gigabits per second, allowing wireless networks to transmit content as quickly as over fiber.

•
Cost. Wireless networks cost less than comparable land line networks both to deploy and to operate. Wireless deployment is less expensive because the installation of a land line network is more labor-intensive, requires more time and may involve substantial right-of-way expenditures. We expect the main cost component of wireless networks, equipment, to continue to decline as technology advances and production volumes increase. Operating costs of wireless networks are also lower because land lines require extensive troubleshooting to execute repairs. In addition, wireless networks bypass local service providers, eliminating recurring monthly charges.

•
Deployment. Because enterprise wireless networks do not require negotiating rights of way, substantial infrastructure engineering, time-consuming third party coordination efforts or additional FCC licensing, they can be deployed quickly and less expensively. Rapid deployment allows organizations to install networks more closely in line with immediate needs rather than having to commit to time-consuming engineering projects in anticipation of future growth.

Industry Trends

The demand for wireless data services can be tied to the following key trends:

•	increased security of wireless data transmission;

•	introduction of new technologies such as Wi-Fi, WiMAX and RFID;

•	increasing accessibility and affordability of Web-enabled devices; and

•	increased capacity of wireless networks, making them a legitimate substitute for land line communications.

The advantages gained through wireless communication solutions have expanded the scope of possible applications, creating demand for specialty communication systems.

Demand for wireless data services is accelerating the adoption of new technologies to enable wireless networks to deliver enhanced features and capabilities. Such technologies include Internet protocol, or IP, communications, including Voice over IP; fixed broadband wireless that permits the use of high capacity wireless connections between locations that are within a line of sight across relatively short distances; and mobile wireless technologies and new high capacity applications, commonly referred to as “3G” broadband wireless networks. According to the Telecommunications Industry Association’s 2005 Telecommunications Market Review and Forecast, Wi-Fi and WiMAX infrastructure revenues were expected to reach $5.2 billion and $115 million, respectively, in 2005. The proliferation of network technologies, enabled by the standardization around IP is increasing the challenge to integrate these technologies, protocols and services. All these new technologies have increased the complexity of wireless systems, and created demand for the services of companies with specialized skills to address that complexity.

Business Strategy

Our goal is to become a recognized leader in the design and deployment of wireless networks for specialty communication systems and wireless infrastructure. We have designed and deployed many systems incorporating innovative uses of wireless technology in various vertical markets. Our strategy focuses on both organic growth and the pursuit of acquisitions that add to our engineering capacity and geographic coverage. Specifically, we will endeavor to:

•
Market additional services to our customers. Each acquisition we make expands our customer base. We seek to expand these new customer relationships by making them aware of the diverse products and services we offer. We believe that providing these customers the full range of our services will lead to new projects or revenue opportunities and increased profitability.

•
Maintain and expand our focus in vertical markets. We have deployed successful, innovative wireless solutions for multiple customers in a number of vertical markets, such as public safety and the gaming industry. We will continue to seek additional customers in these targeted vertical markets who can benefit from our expertise, and look for new ways in which we can design wireless solutions to enhance productivity within these markets. We also look for new vertical markets where we can make a difference with compelling wireless solutions, and will continue to expand our vertical market coverage to include these new markets as appropriate.

•
Strengthen our relationships with technology providers. We will continue to strengthen the relationships we have with technology providers such as Avaya and Motorola. These companies rely on us to deploy their technology products within their customer base. We have worked with these providers in testing new equipment they develop, and our personnel maintain certifications on our technology providers’ products. We also look for innovative products which can be of benefit to our customers, and endeavor to establish similar relationships with new technology providers as part of our commitment to offering the most complete solutions to our customers.

•
Seek strategic acquisitions. Since April 30, 2006, we have acquired two companies, New England Communication Systems, Inc. (NECS), and Southeastern Communication Service, Inc. (SECS). We will continue to look for additional acquisitions of compatible businesses that can be assimilated into our organization, expand our geographic coverage and add accretive earnings to our business. Our preferred acquisition candidates will have experience with specialty communication systems, engineering capacity in a design-build format, an expansive customer base, and a favorable financial profile.

Services

We operate in two segments, specialty communication systems and wireless infrastructure services. Specialty communication systems are wireless networks designed to improve productivity for a specified application by communicating data, voice or video information in situations where land line networks are non-existent, more difficult to deploy or too expensive. Wireless infrastructure services include the engineering, installation, integration and maintenance of wireless carrier equipment. For the fiscal year ended April 30, 2006, specialty communication systems represented approximately 82% of our total revenue, and wireless infrastructure services represented approximately 18% of our total revenue. For the fiscal year ended April 30, 2005, specialty communication systems represented approximately 78% of our total revenue, and wireless infrastructure services represented approximately 22% of our total revenue.

Specialty Communication Systems

The types of specialty communication systems that we implement are used for mobile computing and general wireless connectivity purposes. In mobile computing, the most popular use is the transfer of data, voice or video from a server to a mobile device, which can be achieved through the following applications:

•	asset tracking, which is a wireless network that monitors the location of mobile assets such as vehicles or stationary assets such as equipment;

•	telematics, which are instructions sent through a wireless network that controls a device such as a slot machine or traffic signal; and

•	telemetry, which is the acquisition of data from a measuring device such as the devices used at a water treatment plant to maintain the integrity of drinking water.

In general wireless connectivity, we design and deploy wireless networks which allow entities to reduce their dependence on high cost leased land lines or provide them with a redundant back-up wireless network to their land line network.

Wireless communication is primarily achieved through radio frequency, or RF, signals. There are various RF communication methods used for connectivity, including Wi-Fi and WiMAX technology for local area and wide area networking, fixed wireless networks for point-to-point connectivity, and cellular communication for general voice and data transmission. We have the engineering expertise to utilize any facet of wireless technology or a combination of various wireless technologies to engineer a cost effective network for a customer’s wireless communication requirement. In addition, the design and deployment of a specialty communication system is a comprehensive effort that requires experience in RF engineering so that the wireless network is free from interference with other signals and amplified sufficiently to carry data, voice or video with speed and accuracy. Our extensive engineering expertise with RF communications makes us well suited to address these challenges for our customers.

We are technology and vendor independent. As wireless networks evolve, customers are increasingly showing a tendency to select independent service providers, allowing our independence to become an important differentiator. As open standards and IP-based architecture continue to supplant vendor proprietary protocols and products in the marketplace, we believe our independent position will allow us to capture an increasing share of the specialty communication systems market. We believe that the strength of our experience in the design and deployment of these specialty communication systems gives us a competitive advantage and has supported our rapid growth, both organically and through acquisitions.

Wireless Infrastructure Services

We provide wireless infrastructure services to major wireless carriers. Wireless carriers are focused on building and expanding their networks, increasing capacity, upgrading their networks with new technologies and maintaining their existing infrastructure. Our engineers install, test and commission base station equipment at the carrier cell site, including installations of new equipment, technology upgrades, equipment modifications and reconfigurations. These services may also include tower construction. The range of infrastructure services includes the following:

•
Installation, testing and commissioning of base station equipment, which is the installation of radio frequency equipment inside the shelter at a cell site, and testing to ensure that the equipment is operating prior to cell site activation;

•	Equipment modification and reconfiguration, which involves replacing old equipment with new equipment, re-routing cables, and re-locating equipment at the cell site;

•	Network modifications, which refers to work done on existing cell sites to increase capacity or change the direction of sectors or antennas;

•	Sectorization, which is the installation of antennas to existing cell towers to increase the capacity of the cell site; and

•	Maintenance, which includes antenna maintenance to replace damaged antennas, installing tower lighting control panels or sensors, or repairing damaged shelters.

Project Characteristics

Our contracts are service-based projects providing installation and engineering services, which include providing labor, materials and equipment for a complete installation. The projects are generally staffed with a project manager who manages multiple projects and a field supervisor who is responsible for an individual project. Depending on contract scope, project staff size could range from two to four engineers to as high as 25 to 30 engineers. A project may also include subcontracted services along with our direct labor.

The project manager coordinates the daily activities of direct labor and subcontractors and works closely with our field supervisors. Project managers are responsible for job costing, change order tracking, billing, and customer relations. Executive management monitors the performance of all projects regularly through work-in-progress reporting or percentage-of-completion, and reviews this information with each project manager.

Our projects are executed on a contract basis. These contracts can be awarded through a competitive bidding process, an informal bidding process, or a simple quote request. Upon award of a contract, there can often be a delay of several months before work begins. The active work time on our projects can range in duration from a few days up to as long as two years. Once services under the contract commence, our average project length is approximately two months.

Customers

We serve a variety of customers in different market segments. In our specialty communication systems segment, we believe our design and deployment of innovative wireless networks specific to the needs of customers in certain vertical markets has brought us recognition in these markets.

In public safety, we have designed and deployed illuminated crosswalks activated by a wireless signal, wireless traffic monitoring systems and wireless changeable highway message signs for Amber Alert notification. In addition, we have designed and deployed inclusive emergency management systems that coordinate emergency services including 911 dispatching and records management. Our public safety customers have included CALTRANS, Amtrak, the New Jersey State Police and the State of New York.

In the gaming industry, we have developed expertise in the design and deployment of wireless networks to monitor slot machine activity for casino operators. The slot machines, which represent the highest percentage of revenue for any casino, are networked and constantly monitored from a central location. The network is designed to alert the casino operators if there is a malfunction, and provide the ability to repair any technical issues immediately and remotely, representing an economic benefit in both cost savings and elimination of lost revenue. In addition, we have established wireless two-way radio, paging and dispatch networks within casinos for improved communication. Our gaming customers have included Bally’s, Caesar’s Entertainment, Mohegan Sun Hotel & Casino and The Seminole Indian Nation.

In the healthcare industry, we have deployed systems such as the following:

•	a wireless network for the asset tracking of ambulances in order to improve medical dispatch services for patients;

•	the deployment of laptop computers in ambulances for the transmission of patient information to the hospital while in transit; and

•	a wireless network that allows medical staff to access consolidated patient medical records throughout the hospital via mobile wireless devices, improving the accuracy of patient care.

Our healthcare customers have included Amcare Ambulance, Wake Forest University Baptist Hospital, Somerset Hospital and Southeast Regional Medical Center.

We also provide design and deployment of wireless networks for general wireless connectivity. We have provided these services to customers within our vertical markets, as well as corporations such as United Parcel Service and real estate developers such as Silverstein Properties in the construction of the new 7 World Trade Center in New York City. Improved communication can be established between buildings by establishing Wi-Fi networks and fixed wireless networks that eliminate costly leased land lines. We also designed and deployed a wireless network for Alltel Stadium, the home of the Jacksonville Jaguars and site of the 2005 Super Bowl, which is used for point-of-sale inventory management for different vendors throughout the stadium.

In our wireless infrastructure segment, our customers are major wireless service providers. We have provided services for Sprint Nextel, Cingular, T-Mobile, U.S. Cellular and Verizon. We are performing engineering services for a major wireless carrier related to a project mandated by the FCC. The project involves a multi-phase FCC-mandated re-banding initiative to include mitigation of public safety radio interference at the 800MHz frequency by moving service to the 900 MHz frequency. The scope of our project requires the removal and replacement of certain equipment located at the cell site shelters to accommodate the frequency changes. In addition, we are upgrading and integrating non-wide band equipment within existing transmitter sites to allow for future frequency migration.

For the fiscal year ended April 30, 2006, we had revenue from two customers totaling $10.8 million and $7.6 million, which comprised 20.8% and 14.5% of our total revenue, respectively. For the fiscal year ended April 30, 2005, we had revenue from one customer totaling $6.2 million, which comprised 15.5% of our total revenue.

Sales and Marketing

We have dedicated sales and marketing resources that develop opportunities within our existing customer base, and identify new customers through our vertical market focus and our relationships with technology providers. In addition, our project managers devote a portion of their time to sales and marketing. When an opportunity is identified, we assess the opportunity to determine our level of interest in participation. After qualifying an opportunity, our sales and marketing resources work with the internal project management teams to prepare a cost estimate and contract proposal for a particular project. We keep track of bids submitted and bids that are awarded. Once a bid is awarded to us, it is assigned to a project management team and included in our backlog. We focus almost all of our sales and marketing effort in the United States due to the robust market conditions.

Backlog

As of April 30, 2006, we had a backlog of unfilled orders of approximately $15.9 million compared to approximately $14.6 million at April 30, 2005. We anticipate our backlog at April 30, 2006 to be recognized as revenue within eight months from that date. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments which may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

Competition

We face competition from numerous service providers, ranging from small independent regional firms to larger firms servicing national markets. We also face competition from existing or prospective customers that employ in-house personnel to perform some of the same types of services that we provide. Historically, there have been relatively few significant barriers to entry into the markets in which we operate, and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. At the present time, we believe that there are no dominant competitors in the specialty communication systems segment. Some of the competition we face comes from companies that provide similar services, but are not vendor independent, such as Terabeam, Inc. and ARC Wireless Solutions, Inc., and from companies that offer general wireless connectivity services on a subscription model basis, such as Earthlink, Inc. and T-Mobile USA, Inc. The vendor-independent competitors in this market are relatively fragmented, and there is no recognized competitor who offers services similar to ours on a national scale. There are a number of engineering firms that could compete with us in the future, who have substantially greater resources. The competition we face in the wireless infrastructure services segment comes primarily from Wireless Facilities, Inc. and LCC International, Inc. There are also numerous regional competitors whom we encounter in our wireless infrastructure services business.

The principal competitive advantage in these markets is the ability to deliver results on time and within budget. Other factors of importance include reputation, accountability, staffing capability, project management expertise, industry experience and competitive pricing. In addition, expertise in new and evolving technologies has become increasingly important. We believe that the ability to design, deploy and maintain all facets of wireless technology for various vertical sectors gives us a competitive advantage. We maintain a trained and certified staff of engineers that have developed proven methodologies for the design and deployment of wireless networks, and can provide these services on a national basis. In addition, we offer both a union and non-union workforce that allows us to bid on either labor requirement, creating yet another competitive advantage.

However, our ability to compete effectively also depends on a number of additional factors which are beyond our control. These factors include competitive pricing for similar services, the ability and willingness of the competition to finance projects on favorable terms, the ability of customers to perform the services internally and the responsiveness of our competitors to customer needs.

Employees

As of April 30, 2006, we employed 204 full time employees, of whom 145 are project engineers, 16 are project managers, 37 are in administration and 6 are executives. A majority of the project engineers are represented by the International Brotherhood of Electrical Workers. We also have non-union employees. We believe our relations with all of our employees are good. We have approximately 93 union employees. A contract with these union employees expires November 30, 2008.

Risk Related to Business

Our success is dependent on growth in the deployment of wireless networks, and to the extent that such growth slows down, our revenues may decrease and our ability to continue operating profitably may be harmed.

Customers are constantly re-evaluating their network deployment plans in response to trends in the capital markets, changing perceptions regarding industry growth, the adoption of new wireless technologies, increasing pricing competition and general economic conditions in the United States and internationally. If the rate of network deployment growth slows and customers reduce their capital investments in wireless technology or fail to expand their networks, our revenues and profits, if any, could be reduced.

We have a limited history of profitability which may not continue.

While we had net income of approximately $1.3 million for the fiscal year ended April 30, 2005, we incurred a net loss of approximately $1.6 million for the fiscal year ended April 30, 2006. There can be no assurance that we will sustain profitability or generate positive cash flow from operating activities in the future. If we cannot achieve operating profitability or positive cash flow from operating activities, we may not be able to meet our working capital requirements. If we are unable to meet our working capital requirements, we may need to reduce or cease all or part of our operations.

If we fail to accurately estimate costs associated with our fixed-price contracts using percentage-of-completion, our actual results may vary from our assumptions, which may reduce our profitability or impair our financial performance.

A substantial portion of our revenue is derived from fixed price contracts. Under these contracts, we set the price of our services on an aggregate basis and assume the risk that the costs associated with our performance may be greater than we anticipated. We recognize revenue and profit on these contracts as the work on these projects progresses on a percentage-of-completion basis. Under the percentage-of-completion method, contracts in process are valued at cost plus accrued profits less earned revenues and progress payments on uncompleted contracts.

The percentage-of-completion method therefore relies on estimates of total expected contract costs. These costs may be affected by a variety of factors, such as lower than anticipated productivity, conditions at work sites differing materially from what was anticipated at the time we bid on the contract and higher costs of materials and labor. Contract revenue and total cost estimates are reviewed and revised monthly as the work progresses, such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Adjustments are reflected in contract revenue for the fiscal period affected by these revised estimates. If estimates of costs to complete long-term contracts indicate a loss, we immediately recognize the full amount of the estimated loss. Such adjustments and accrued losses could result in reduced profitability and liquidity.

Failure to properly manage projects may result in unanticipated costs or claims.

Our wireless network engagements may involve large scale, highly complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our customers, and to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. Any defects or errors or failure to meet customers’ expectations could result in claims for substantial damages against us. Our contracts generally limit our liability for damages that arise from negligent acts, errors, mistakes or omissions in rendering services to our customers. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued. In addition, in certain instances, we guarantee customers that we will complete a project by a scheduled date or that the network will achieve certain performance standards. If the project or network experiences a performance problem, we may not be able to recover the additional costs we would incur, which could exceed revenues realized from a project.

The industry in which we operate has relatively low barriers to entry and increased competition could result in margin erosion, which would make profitability even more difficult to sustain.

Other than the technical skills required in our business, the barriers to entry in our business are relatively low. We do not have any intellectual property rights to protect our business methods and business start-up costs do not pose a significant barrier to entry. The success of our business is dependent on our employees, customer relations and the successful performance of our services. If we face increased competition as a result of new entrants in our markets, we could experience reduced operating margins and loss of market share and brand recognition.

Our business depends upon our ability to keep pace with the latest technological changes, and our failure to do so could make us less competitive in our industry.

The market for our services is characterized by rapid change and technological improvements. Failure to respond in a timely and cost-effective way to these technological developments may result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a substantial portion of our revenues from deploying wireless networks that are based upon today’s leading technologies and that are capable of adapting to future technologies. As a result, our success will depend, in part, on our ability to develop and market service offerings that respond in a timely manner to the technological advances of our customers, evolving industry standards and changing preferences.

Our failure to attract and retain engineering personnel or maintain appropriate staffing levels could adversely affect our business.

Our success depends upon our attracting and retaining skilled engineering personnel. Competition for such skilled personnel in our industry is high and at times can be extremely intense, especially for engineers and project managers, and we cannot be certain that we will be able to hire sufficiently qualified personnel in adequate numbers to meet the demand for our services. We also believe that our success depends to a significant extent on the ability of our key personnel to operate effectively, both individually and as a group. Additionally, we cannot be certain that we will be able to hire the requisite number of experienced and skilled personnel when necessary in order to service a major contract, particularly if the market for related personnel is competitive. Conversely, if we maintain or increase our staffing levels in anticipation of one or more projects and the projects are delayed, reduced or terminated, we may underutilize the additional personnel, which could reduce our operating margins, reduce our earnings and possibly harm our results of operations. If we are unable to obtain major contracts or effectively complete such contracts due to staffing deficiencies, our revenues may decline and we may experience a drop in net income.

If we are unable to identify and complete future acquisitions, we may be unable to continue our growth.

Since November 1, 2002, we have acquired seven companies and we intend to further expand our operations through targeted strategic acquisitions. However, we may not be able to identify suitable acquisition opportunities. Even if we identify favorable acquisition targets, there is no guarantee that we can acquire them on reasonable terms or at all. If we are unable to complete attractive acquisitions, the growth that we have experienced over the last three fiscal years may decline.

Future acquired companies could be difficult to assimilate, disrupt our business, diminish stockholder value and adversely affect our operating results.

Completing acquisitions may require significant management time and financial resources because we may need to assimilate widely dispersed operations with distinct corporate cultures. Our failure to manage future acquisitions successfully could seriously harm our operating results. Also, acquisitions could cause our quarterly operating results to vary significantly. Furthermore, our stockholders would be diluted if we financed the acquisitions by issuing equity securities. In addition, acquisitions expose us to risks such as undisclosed liabilities, increased indebtedness associated with an acquisition and the potential for cash flow shortages that may occur if anticipated financial performance is not realized or is delayed from such acquired companies.

We derive a significant portion of our revenues from a limited number of customers, the loss of which would significantly reduce our revenues.

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. To the extent that any significant customer uses less of our services or terminates its relationship with us, our revenues could decline significantly. As a result, the loss of any significant customer could seriously harm our business. For the fiscal year ended April 30, 2006, we had two separate customers which accounted for 20.8% and 14.5% of our revenues. For the fiscal year ended April 30, 2005, we had one customer which accounted for 15.5% of our revenues. Other than under existing contractual obligations, none of our customers is obligated to purchase additional services from us. As a result, the volume of work that we perform for a specific customer is likely to vary from period to period, and a significant customer in one period may not use our services in a subsequent period.

Amounts included in our backlog may not result in actual revenue or translate into profits.

As of April 30, 2006, we had a backlog of unfilled orders of approximately $15.9 million. This backlog amount is based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. In addition, contracts included in our backlog may not be profitable. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience delays or cancellations in the future. If our backlog fails to materialize, we could experience a reduction in revenue, profitability and liquidity.

Our business could be affected by adverse weather conditions, resulting in variable quarterly results.

Adverse weather conditions, particularly during the winter season, could affect our ability to perform outdoor services in certain regions of the United States. As a result, we might experience reduced revenue in the third and fourth quarters of our fiscal year. Natural catastrophes such as the recent hurricanes in the United States could also have a negative impact on the economy overall and on our ability to perform outdoor services in affected regions or utilize equipment and crews stationed in those regions, which in turn could significantly impact the results of any one or more of our reporting periods.

If we are unable to retain the services of Messrs. Hidalgo, Schubiger, Heinz or Walker, our operations could be disrupted.

Our success depends to a significant extent upon the continued services of Mr. Andrew Hidalgo, our Chief Executive Officer and Messrs. Richard Schubiger, James Heinz and Donald Walker, our Executive Vice Presidents. Mr. Hidalgo has overseen our company since inception and provides leadership for our growth and operations strategy. Messrs. Schubiger, Heinz and Walker run the day-to-day operations of Quality, Heinz and Walker Comm, respectively. Loss of the services of Messrs. Hidalgo, Schubiger, Heinz or Walker could disrupt our operations and harm our growth, revenues, and prospective business. We do not maintain key-man insurance on the lives of Messrs. Hidalgo, Schubiger, Heinz or Walker.

Employee strikes and other labor-related disruptions may adversely affect our operations.

Our business is labor intensive, with certain projects requiring large numbers of engineers. Over 45% of our workforce is unionized. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct our business. If we are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages. Any of these events could be disruptive to our operations and could result in negative publicity, loss of contracts and a decrease in revenues.

We may incur goodwill impairment charges in our reporting entities which could harm our profitability.

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” we periodically review the carrying values of our goodwill to determine whether such carrying values exceed the fair market value. All seven of our acquired companies, Clayborn, Heinz/Invisinet, Quality, Walker Comm, NECS and SECS, each of which is a reporting unit, are subject to annual review for goodwill impairment. If impairment testing indicates that the carrying value of a reporting unit exceeds its fair value, the goodwill of the reporting unit is deemed impaired. Accordingly, an impairment charge would be recognized for that reporting unit in the period identified, which could reduce our profitability.

Our quarterly results fluctuate and may cause our stock price to decline.

Our quarterly operating results have fluctuated in the past and will likely fluctuate in the future. As a result, we believe that period to period comparisons of our results of operations are not a good indication of our future performance. A number of factors, many of which are beyond our control, are likely to cause these fluctuations. Some of these factors include:

•	the timing and size of network deployments and technology upgrades by our customers;

•	fluctuations in demand for outsourced network services;

•
the ability of certain customers to sustain capital resources to pay their trade accounts receivable balances and required changes to our allowance for doubtful accounts based on periodic assessments of the collectibility of our accounts receivable balances;

•	reductions in the prices of services offered by our competitors;

•	our success in bidding on and winning new business; and

•	our sales, marketing and administrative cost structure.

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

Our stock price may be volatile, which may result in lawsuits against us and our officers and directors.

The stock market in general, and the stock prices of technology and telecommunications companies in particular, have experienced volatility that has often been unrelated to or disproportionate to the operating performance of those companies. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. Between April 30, 2005 and April 30, 2006, our common stock has traded as low as $4.32 and as high as $12.78 per share, based upon information provided by NASDAQ Capital Market. Factors which could have a significant impact on the market price of our common stock include, but are not limited to, the following:

•	quarterly variations in operating results;

•	announcements of new services by us or our competitors;

•	the gain or loss of significant customers;

•	changes in analysts’ earnings estimates;

•	rumors or dissemination of false information;

•	pricing pressures;

•	short selling of our common stock;

•	impact of litigation;

•	general conditions in the market;

•	changing the exchange or quotation system on which we list our common stock for trading;

•	political and/or military events associated with current worldwide conflicts; and

•	events affecting other companies that investors deem comparable to us.

Companies that have experienced volatility in the market price of their stock have frequently been the object of securities class action litigation. Class action and derivative lawsuits could result in substantial costs to us and a diversion of our management’s attention and resources, which could materially harm our financial condition and results of operations.

Future changes in financial accounting standards may adversely affect our reported results of operations.

A change in accounting standards could have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. For example, in December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” which requires companies to expense all employee stock options and other share-based payments over the service period. Implementation of this standard as required during the first fiscal quarter of our fiscal year 2007 may impair our ability to use equity compensation to attract and retain skilled personnel. It is likely that we will have to recognize additional compensation expense in the periods after adoption of this standard.

New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, newly enacted SEC regulations and NASDAQ Stock Market rules, have created additional burdens for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards. This investment will result in increased general and administrative costs and a diversion of management time and attention from revenue-generating activities to compliance activities.

We can issue shares of preferred stock without shareholder approval, which could adversely affect the rights of common stockholders.

Our certificate of incorporation permits us to establish the rights, privileges, preferences and restrictions, including voting rights, of future series of our preferred stock and to issue such stock without approval from our stockholders. The rights of holders of our common stock may suffer as a result of the rights granted to holders of preferred stock that we may issue in the future. In addition, we could issue preferred stock to prevent a change in control of our company, depriving common stockholders of an opportunity to sell their stock at a price in excess of the prevailing market price.

There may be an adverse effect on the market price of our shares as a result of shares being available for sale in the future.

As of July 1, 2006, holders of our outstanding options and warrants have the right to acquire 2,776,511 shares of common stock issuable upon the exercise of stock options and warrants, at exercise prices ranging from $4.80 to $19.92 per share, with a weighted average exercise price of $8.18. The sale or availability for sale in the market of the shares underlying these options and warrants could depress our stock price. We have registered substantially all of the underlying shares described above for resale. Holders of registered underlying shares may resell the shares immediately upon issuance upon exercise of an option or warrant.

If our stockholders sell substantial amounts of our shares of common stock, including shares issued upon the exercise of outstanding options and warrants, the market price of our common stock may decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

ITEM 2 - DESCRIPTION OF PROPERTIES

Properties

Our principal executive offices are located in approximately 2,550 square feet of office space in Exton, Pennsylvania. We operate our business under office leases in the following locations:

		Minimum
	Lease	Annual
Location	Expiration Date	Rent

Auburn, California (1)	month-to-month	$64,440
Exton, Pennsylvania	February 1, 2008	$50,044
Fairfield, California (2)	February 28, 2011	$96,950
Lakewood, New Jersey	August 31, 2007	$118,370
Rocklin, California	January 31, 2008	$27,300
San Leandro, California	July 31, 2007	$13,824
St. Louis, Missouri	August 31, 2008	$56,142
Exton, Pennsylvania	July 31, 2007	$10,260

(1) The lease for our Auburn, California location is month to month; therefore the minimum annual rental price assumes we rent the property for the entire year.

(2) We lease our Fairfield, California location from a trust, of which Gary Walker, one of our Directors, is the trustee.

We believe that our existing facilities are suitable and adequate to meet our current business requirements.

ITEM 3 - LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings or claims.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

Our common stock is currently traded on the NASDAQ Capital Market under the symbol “WPCS.” Between January 10, 2005 and March 24, 2005, our stock traded on the OTC Bulletin Board under the symbol “WPCI.” Prior to January 10, 2005, our stock traded on the OTC Bulletin Board under the symbol “WPCS.”

For the period from May 1, 2005 to date, the following table sets forth the high and low sale prices of our common stock as reported by the NASDAQ Capital Market.

Period	High	Low
Fiscal Year Ended April 30, 2005:
First Quarter	$14.88	$7.80
Second Quarter	11.28	5.76
Third Quarter	8.28	4.32
Fourth Quarter	7.80	4.50

Fiscal Year Ending April 30, 2006:
First Quarter	$9.18	$4.32
Second Quarter	9.03	5.58
Third Quarter	12.78	6.12
Fourth Quarter	12.45	7.20

On July 24, 2006, the closing sale price of our common stock, as reported by the NASDAQ Capital Market, was $7.15 per share. On July 24, 2006, there were 69 holders of record of our common stock.

DIVIDEND POLICY

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Under our credit agreement dated June 3, 2005, we are prohibited from declaring or paying dividends, except stock dividends, or making any other distribution. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

Specialty communication systems are wireless networks for a specified customer application. In this segment, we can utilize any facet of wireless technology or a combination of various wireless technologies to engineer a cost effective network for a customer’s wireless communication requirement. Customers include corporations, government entities and educational institutions. For the fiscal year ended April 30, 2006, specialty communication systems represented approximately 82% of our total revenue.

Wireless infrastructure services include the design, deployment and maintenance of commercial cellular systems. The primary customers in this category include major wireless service providers such as Sprint Nextel and Cingular. For the fiscal year ended April 30, 2006, wireless infrastructure services represented approximately 18% of our total revenue.

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition:

•
For the fiscal year ended April 30, 2006, the specialty communication systems segment represented approximately 82% of total revenue, and the wireless infrastructure services segment represented approximately 18% of total revenue, as compared to approximately 79% and 21%, respectively, for the fiscal year ended April 30, 2005. This shift in revenue composition towards the specialty communication systems segment was primarily a result of our acquisition of Quality in the third fiscal quarter of 2005.

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

•
In connection with the sale of our common stock and warrants to certain investors during the third quarter ended January 31, 2005, we granted certain registration rights that provided for liquidated damages in the event of failure to timely perform under the agreements. During the third quarter of fiscal 2006, we became aware that the SEC had recently announced its preferred interpretation of the accounting for common stock and warrants with registration rights under Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company’s Own Stock,” and EITF 05-04, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19.” Although the EITF was still reviewing the guidance in EITF 05-04, the SEC concluded that under EITF 00-19, the common stock and warrants subject to registration rights where significant liquidated damages could be required to be paid to the holder of the instrument in the event the issuer fails to maintain the effectiveness of a registration statement for a preset time period does not meet the tests required for shareholders’ equity classification and accordingly, must be reflected as temporary equity in the balance sheet until the conditions are eliminated. Additionally, the fair value of warrants should be recorded as a liability, with an offsetting reduction to shareholders’ equity, adjusted to market value at the end of each period. In analyzing instruments under EITF 00-19, the SEC concluded that the likelihood or probability related to the failure to maintain an effective registration statement is not a factor.

After further review during the third quarter of 2006, in accordance with the SEC’s interpretation of EITF 00-19 as it relates to these common shares and warrants subject to registration rights, we restated our financial statements for the year ended April 30, 2005, and interim periods ended January 31, 2005, July 31, 2005, and October 31, 2005. As of April 30, 2005, the restatement included the reclassification of the $5,732,116 value of common stock subject to registration rights from shareholders’ equity and into temporary equity, and the reclassification of the fair value of the common stock warrants from shareholders’ equity and into warrant liability of $1,994,570 using the Black-Scholes option pricing model to value the warrants. The warrant liability was initially recorded during the fiscal year 2005 at a fair value of $3,408,833 and, as a result of a decrease in the fair value of the warrant liability principally due to the decrease in the market value of our common stock as of April 30, 2005, we recorded a non-cash gain of $1,414,263 for that year.

During fiscal 2006, certain of the shares of common stock were sold by the investors and we were therefore no longer subject to performance for these shares under the registration rights agreement. On April 11, 2006, we entered into a waiver agreement with the institutional investors in our November 2004 private placement. Pursuant to the waiver, the parties agreed to modify the registration rights agreement associated with the common stock and warrants issued in November 2004 affected by EITF 00-19. This modification eliminated the provision for penalties that could have resulted from not maintaining the effectiveness of the registration statement related to these common shares and shares underlying the warrants. As a result of these events, at April 30, 2006, we have reclassified $5,732,116 from temporary equity back to shareholders’ equity.

During the first three quarters of our fiscal year 2006, the warrant liability increased principally due to the increase in the market value of our common stock resulting in a non-cash loss of $11,406,414 for the nine months ended January 31, 2006. This loss was partially offset by a gain of $7,327,920 due to a decrease in the fair value of the warrant liability in the fourth quarter of fiscal 2006, resulting in a net non-cash loss on fair value of warrants of $4,078,494 for the fiscal year ended April 30, 2006. Finally, due to the elimination of the liquidated damages provisions of the registration rights agreement discussed above, the remaining warrant liability balance of $3,223,760 was reclassified to shareholders’ equity, and there will not be any similar non-cash charges in subsequent fiscal years. The non-cash loss on fair value of warrants had no effect on our cash flows or liquidity.

Results of Operations for the Fiscal Year ended April 30, 2006 Compared to Fiscal Year Ended April 30, 2005

Consolidated results for the year ended April 30, 2006 and 2005 are as follows. Certain reclassifications have been made to prior year financial statements to conform to the current presentation.

	Year Ended
	April 30,
	2006			2005

REVENUE	$52,144,575	100.0%		$40,148,233	100.0%

COSTS AND EXPENSES:
Cost of revenue	38,010,945	72.9%		32,445,470	80.8%
Selling, general and administrative expenses	9,191,392	17.6%		7,032,504	17.5%
Depreciation and amortization	837,789	1.6%		682,397	1.7%

Total costs and expenses	48,040,126	92.1%		40,160,371	100.0%

OPERATING INCOME (LOSS)	4,104,449	7.9%		(12,138)	0.0%

OTHER EXPENSE (INCOME):
Interest expense	256,022	0.5%		31,865	0.1%
Interest income	(121,720)	(0.2%	)	(10,817)	0.0%
Loss (gain) on change in fair value of warrants	4,078,494	7.8		(1,414,263)	(3.5%	)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(108,347)	(0.2%	)	1,381,077	3.4%

Income tax provision	1,515,773	2.9%		52,096	0.1%

NET INCOME (LOSS)	($1,624,120)	(3.1%	)	$1,328,981	3.3%

Revenue

Revenue for the year ended April 30, 2006 was approximately $52,145,000, as compared to $40,148,000 for the year ended April 30, 2005. The increase in revenue for the year was primarily attributable to the acquisition of Quality on November 24, 2004 and from organic growth. For the year ended April 30, 2006, we had two separate customers which comprised 20.8% and 14.5% of total revenue. For the year ended April 30, 2005, we had one customer which comprised 15.5% of total revenue.

Total revenue from the specialty communication segment for the years ended April 30, 2006 and 2005 was approximately $42,845,000 or 82.2% and $31,497,000 or 78.5% of total revenue, respectively. Wireless infrastructure segment revenue for the years ended April 30, 2006 and 2005 was approximately $9,300,000 or 17.8% and $8,651,000 or 21.5% of total revenue, respectively.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs. Our cost of revenue was approximately $38,011,000 or 72.9% of revenue for the year ended April 30, 2006, compared to $32,445,000 or 80.8% for the prior year. The dollar increase in our total cost of revenue is due to the corresponding increase in revenue during the year ended April 30, 2006 as a result of the acquisition of Quality and from organic growth. The decrease in cost of revenue as a percentage of revenue is due primarily to the revenue mix attributable to revenue from Walker, Clayborn and Heinz and the acquisition Quality.

The specialty communication segment cost of revenue and cost of revenue as a percentage of revenue for the years ended April 30, 2006 and 2005 was approximately $31,194,000 and 72.8% and $25,919,000 and 82.3%, respectively. As discussed above, the dollar increase in our total cost of revenue is due to the corresponding increase in revenue during the year ended April 30, 2006 as a result of the acquisition of Quality. The decrease in cost of revenue as a percentage of revenue is due to the revenue mix attributable to revenue from Walker and Clayborn and the Quality acquisition.

Wireless infrastructure segment cost of revenue and cost of revenue as a percentage of revenue for the years ended April 30, 2006 and 2005 was approximately $6,817,000 and 73.3% and $6,526,000 and 75.4%, respectively. The dollar increase in our total cost of revenue is due to the corresponding increase in revenue during the year ended April 30, 2006 as a result of organic growth in revenue from Heinz. The decrease in cost of revenue as a percentage of revenue is due to the revenue mix attributable to Heinz.

Selling, General and Administrative Expenses

For the year ended April 30, 2006, total selling, general and administrative expenses were $9,191,000, or 17.6% of total revenue compared to $7,033,000 or 17.5% of revenue for the prior year. Included in selling, general and administrative expenses for the year ended April 30, 2006 are $5,062,000 for salaries, commissions, and payroll taxes. The increase in salaries and payroll taxes compared to the prior year is due to the increase in headcount as a result of the acquisition of Quality. Professional fees were $514,000, which include accounting, legal and investor relation fees. Insurance costs were $1,411,000 and rent for office facilities was $396,000. Automobile and other travel expenses were $713,000 and telecommunication expenses were $231,000. Other selling, general and administrative expenses totaled $864,000. For the year ended April 30, 2006, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were $6,725,000 and $1,139,000, respectively.

For the year ended April 30, 2005, selling, general and administrative expenses were $7,033,000 or 17.5% of revenue. Included in the selling, general and administrative expenses was $3,656,000 for salaries, commissions and payroll taxes, $537,000 in professional fees and insurance costs of $1,164,000. Rent for our office facilities amounted to $358,000. Automobile and other travel expenses were $422,000 and telecommunication expenses were $196,000. Other selling, general and administrative expenses totaled $700,000. For the year ended April 30, 2005, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were $4,658,000 and $1,180,000, respectively.

Depreciation and Amortization

For the years ended April 30, 2006 and 2005, depreciation was approximately $544,000 and $372,000, respectively. The increase in depreciation is due to the purchase of property and equipment and the acquisition of fixed assets from acquiring Quality. The amortization of customer lists for the year ended April 30, 2006 was $294,000 as compared to $310,000 for the same period of the prior year. The decrease in amortization is due to the amortization of backlog for Heinz in the prior year, partially offset by an increase in amortization from the acquisition of Quality customer lists. All customer lists are amortized over a period of five to six years from the date of their acquisition. Backlog is amortized over a period of one year from the date of acquisition.

Interest Expense and Interest Income

    For the years ended April 30, 2006 and 2005, interest expense was approximately $256,000 and $32,000, respectively. The increase in interest expense is due principally from borrowings on the revolving line of credit and the amortization of debt issuance costs under the credit agreement entered into on June 3, 2005.

    For the years ended April 30, 2006 and 2005, interest income was approximately $122,000 and $11,000, respectively. The increase in interest earned is due principally to the increase in our cash and cash equivalent balance in fiscal 2006 from the proceeds received from the exercise of warrants and issuance of common stock.

Loss (Gain) on Fair Value of Warrants

Loss on fair value of warrants for the year ended April 30, 2006 was approximately $4,078,000. The loss in fiscal 2006 was due principally to the increase in the market value of our common stock in fiscal 2006. The loss represents the unrealized non-cash change in the fair value of certain warrants for the year, using the Black-Scholes option pricing model. For the year ended April 30, 2005, the gain on fair value of warrants was approximately ($1,414,000), due principally to the decrease in the market value of our common stock. The non-cash loss or gain on fair value of warrants has no impact on our cash flows or liquidity.

Net Income (Loss)

As a result of the above, the net loss was approximately $1,624,000 for the year ended April 30, 2006. Net loss is net of federal and state income tax expense of approximately $1,516,000. The variation in effective tax rates between periods is primarily due to the Quality acquisition and the loss on fair value of warrants described above.

We recognized net income of approximately $1,329,000 for the year ended April 30, 2005. Income tax of approximately $52,000 was expensed for federal and state income taxes.

Liquidity and Capital Resources

At April 30, 2006, we had working capital of approximately $20,176,000, which consisted of current assets of approximately $27,433,000 and current liabilities of $7,257,000.

Operating activities provided approximately $509,000 in cash for the year ended April 30, 2006. The sources of cash from operating activities total approximately $4,004,000, comprised of $1,624,000 net loss, $4,950,000 in net non-cash charges, a $287,000 net decrease in other assets, a $9,000 increase in billings in excess of costs and estimated earnings on uncompleted contracts payable and a $382,000 increase in income taxes payable. The uses of cash from operating activities total approximately $3,495,000, comprised of a $2,266,000 increase in accounts receivable, a $533,000 increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $319,000 increase in inventory, and a $377,000 decrease in accounts payable and accrued expenses.

Our investing activities utilized approximately $239,000 in cash during the year ended April 30, 2006, which consisted of $235,000 paid for property and equipment, and $4,000 paid for acquisition transaction costs.

Our financing activities provided cash of approximately $11,021,000 during the year ended April 30, 2006. Financing activities include the net proceeds from the exercise of warrants of $4,435,000 less related issuance costs of $268,000, proceeds from the issuance of common stock of $6,138,000 less issuance costs of $610,000, proceeds from the exercise of stock options of $59,000, borrowings under lines of credit of $2,618,000 less debt issuance costs of $159,000, repayments of equipment loans and capital lease obligations of approximately $230,000, and $962,000 to repay shareholder loans.

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

Under the terms of our credit agreement, as amended, we were permitted to borrow up to $3,000,000 under the revolving credit line, based upon eligible receivables as of April 30, 2006. Once we have provided financial statements which evidence that we had earnings before interest, taxes, depreciation and amortization and the effects of the change in the fair value of the warrant liability discussed above of (i) $750,000 for the quarter ended July 31, 2005, (ii) $750,000 for the quarter ended October 31, 2005, and (iii) $2,500,000 for the year ended April 30, 2006, the revolving commitment amount will be increased to $5,000,000. The credit agreement contains customary covenants, including but not limited to (i) restrictions on the permitted ratio of total unsubordinated liabilities to tangible net worth plus subordinated indebtedness, (ii) our total tangible net worth, (iii) working capital, (iv) minimum earnings before interest, taxes, depreciation and amortization, and the change in the warrant liability, and (v) dividend restrictions. As of April 30, 2006, we were in compliance with the credit agreement covenants. The loan commitment expires on August 31, 2008. We may prepay the loan at any time.

The loan under the credit agreement bears interest at a rate equal to either the bank’s reference rate plus one half (0.5%) percent, or LIBOR plus two and three-quarters (2.75%) percent, as we may request (8.000% as of April 30, 2006). We paid a facility fee to the bank of $50,000 on the closing date. In addition to the loan, a $500,000 letter of credit was re-issued in favor of Walker’s surety bonding company as collateral for performance and payment bond requirements.

We used the initial funds provided by the loan, in the gross amount of $3,000,000, to repay the balance of Walker’s existing bank line of credit of approximately $672,000, for the payment of approximately $758,000 to the former stockholders of our Quality subsidiary for monies due to them under the terms of the purchase of their company, and for working capital.

At April 30, 2006, we had cash and cash equivalents of approximately $12,280,000, and working capital of approximately $20,176,000. With the funds available from the recently obtained revolving credit line and internally available funds, we believe that we have sufficient capital to meet our needs through April 30, 2007. Our future operating results may be affected by a number of factors including our success in bidding on future contracts and our continued ability to manage controllable costs effectively. To the extent we grow by future acquisitions that involve consideration other than stock, our cash requirements may increase.

Effective June 1, 2006, we acquired New England Communications Systems, Inc., a Connecticut corporation (NECS), for approximately $3,200,000 in cash, subject to adjustment, and approximately $1,437,000 paid directly to a lender to pay-off outstanding debt owed by NECS. NECS was acquired pursuant to a Stock Purchase Agreement among WPCS International Incorporated, NECS, and the shareholders of NECS. In addition, for each $2.00 of earnings before interest and taxes for the calendar year ending December 31, 2006, the NECS shareholders shall be paid aggregate additional consideration of $1.00, up to a maximum of $468,000. At our option, any amount of consideration due to be paid may be paid in cash or shares of our common stock (valued at the last sale price of the common stock on the date two days prior to the date the payment is due). In connection with the acquisition, NECS entered into employment agreements with two of the shareholders, each for a period of two years and a consulting agreement with one of the shareholders for a period of seven years. Based on the historical net assets acquired from NECS, we preliminarily expect to recognize goodwill of approximately $3,200,000. Upon completion of a formal purchase price allocation there may be a decrease in the amount assigned to goodwill and a corresponding increase in tangible or intangible assets.

The acquisition of NECS provides us with additional project engineering expertise for specialty communication systems, broadens our customer base especially in the public safety and gaming markets, including the Massachusetts State Police, University of Connecticut and Foxwoods Resort Casino, and expands our geographic presence in New England.

Effective July 19, 2006, we acquired Southeastern Communication Service, Inc. (SECS) of Sarasota, Florida for $1,800,000 in cash and 200,288 shares of our common stock having a value of $1,400,000. SECS was acquired pursuant to a Stock Purchase Agreement among WPCS International Incorporated, SECS, and the shareholders of SECS. In addition, we are required to file a registration statement with the SEC no later than thirty (30) days after the closing of the acquisition to register the shares of common stock issued to the former SECS shareholders, and we will use our best efforts to cause the registration statement to be declared effective by the SEC within one hundred twenty (120) days after the initial filing with the SEC. In connection with the acquisition, SECS entered into employment agreements and a consulting agreement with certain officers or former officers of SECS. Based on the historical net assets acquired from SECS, we preliminarily expect to recognize goodwill of approximately $2,300,000. Upon completion of a formal purchase price allocation there may be a decrease in the amount assigned to goodwill and a corresponding increase in tangible or intangible assets.

The acquisition of SECS provides us with additional project engineering expertise for wireless infrastructure services, broadens our customer base of corporate, government and educational clients, including the National Oceanic and Atmospheric Administration (NOAA), Verizon, BellSouth, Comcast, Time Warner, University of Florida and Puerto Rico Telephone, and expands our geographic presence in the Southeastern United States.

Backlog

As of April 30, 2006, we had a backlog of unfilled orders of approximately $15.9 million compared to approximately $14.6 million at April 30, 2005. We anticipate our backlog at April 30, 2006 to be recognized as revenue within eight months from that date. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments which may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

The accounting policies identified as critical are as follows:

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. The most significant estimates relate to the estimation of percentage of completion on uncompleted contracts, valuation of inventory, allowance for doubtful accounts, estimated life of customer lists and estimates of the fair value of reporting units and discounted cash flows used in determining whether goodwill has been impaired. Actual results could differ from those estimates.

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

Goodwill and other Long-lived Assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. Our long-lived assets subject to this evaluation include property and equipment and amortizable intangible assets. We assess the impairment of goodwill annually as of April 30 and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. Intangible assets other than goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment. Some of the factors we consider include a significant decrease in the market value of an asset, significant changes in the extent or manner for which the asset is being used or in its physical condition, a significant change, delay or departure in our business strategy related to the asset, significant negative changes in the business climate, industry or economic condition, or current period operating losses, or negative cash flow combined with a history of similar losses or a forecast that indicates continuing losses associated with the use of an asset.

Our annual review for goodwill impairment for the fiscal years 2006 and 2005 found that no impairment existed. Our impairment review is based on comparing the fair value to the carrying value of the reporting units with goodwill. The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. Reporting units with goodwill include Invisinet and Heinz within our wireless infrastructure segment and Walker, Clayborn and Quality within our specialty communications segment. Our estimates are consistent with the plans and estimates that we are using to manage the underlying businesses. If we fail to deliver products and services for these business units, or market conditions for these businesses fail to improve, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our net equity and results of operations.

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

Revenue Recognition

We generate our revenue by providing project engineering and deployment services for wireless infrastructure services and specialty communication systems. We provide a range of engineering services including site design, spectrum analysis, engineering, trenching, electrical work, structured cabling, product integration, testing and project management.

We record revenue and profit on these contracts on a percentage-of-completion basis on the cost-to-cost method. Contracts in process are valued at cost plus accrued profits less earned revenues and progress payments on uncompleted contracts. Contracts are generally considered substantially complete when engineering is completed and/or site construction is completed. We include in operations pass-through revenue and costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs, when the contract determines that we are responsible for the engineering specification, procurement and management of such cost components on behalf of the customer.

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

Recently Issued Accounting Pronouncements

SFAS 123(R) (revised December 2004), Share-Based Payment, an amendment of SFAS 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As a result of the amendments to SFAS 123, we will be required to expense the fair value of employee stock options beginning with our fiscal year ending April 30, 2007. The revised standard will require us to expense the fair value of employee stock options and other share-based payments over the service period. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position or results of operations, although it is likely that we will have to recognize additional compensation expense in periods after adoption.

On April 20, 2006, our Board of Directors approved the accelerated vesting, from August 1, 2006 to April 30, 2006, of 114,021 stock options previously awarded to certain officers under the 2006 Incentive Stock Plan. All other terms and conditions applicable to such stock options, including the exercise price, remain unchanged. The exercise price of the options was $6.14 and the closing price of our common stock on April 19, 2006, the last trading day before the approval of acceleration, was $7.96. The Board took the action with the belief that it is in the best interest of stockholders. The purpose of the accelerated vesting was to enable us to avoid recognizing future compensation expense associated with these options of $86,196, upon adoption of SFAS 123(R) discussed above. For the purpose of applying Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations No. 44, Accounting for Certain Transactions Involving Stock Compensation, the acceleration event was treated as the acceleration of the vesting of employee options that otherwise would have vested as scheduled and, accordingly, was not a modification requiring the remeasurement of the intrinsic value of the options. The stock options were held by officers with considerable service and, accordingly, we assumed a zero forfeiture rate and, therefore, no compensation expense was recognized for these options.

No other recently issued accounting pronouncement issued or effective after the end of the fiscal year is expected to have a material impact on our consolidated financial statements.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of April 30, 2006 and 2005	F-3 - F-4
Consolidated Statements of Operations for the years ended April 30, 2006 and 2005	F-5
Consolidated Statements of Shareholders' Equity for the years ended April 30, 2006 and 2005	F-6 - F-7
Consolidated Statements of Cash Flows for the years ended April 30, 2006 and 2005	F-8 - F-9
Notes to Consolidated Financial Statements	F-10 - F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
WPCS International Incorporated

We have audited the accompanying consolidated balance sheets of WPCS International Incorporated and Subsidiaries as of April 30, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WPCS International Incorporated and Subsidiaries as of April 30, 2006 and 2005, and their consolidated results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. COHN LLP

Roseland, New Jersey
June 28, 2006, except for the second paragraph
of Note 15, which is as of July 19, 2006

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,
ASSETS	2006	2005

CURRENT ASSETS:
Cash and cash equivalents	$12,279,646	$989,252
Accounts receivable, net of allowance of $104,786 and $75,786 at April 30, 2006 and 2005, respectively	12,141,789	9,907,316
Costs and estimated earnings in excess of billings on uncompleted contracts	1,441,977	908,955
Inventory	1,204,540	885,624
Prepaid expenses and other current assets	286,625	536,331
Deferred income taxes	78,000	62,000
Total current assets	27,432,577	13,289,478

PROPERTY AND EQUIPMENT, net	1,352,216	1,560,271

CUSTOMER LISTS, net	864,388	1,158,388

GOODWILL	14,239,918	13,961,642

DEBT ISSUANCE COSTS, net	111,091	-

DEFERRED INCOME TAXES	51,000	50,000

OTHER ASSETS	71,128	156,932

Total assets	$44,122,318	$30,176,711

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)

	April 30,	April 30,
LIABILITIES AND SHAREHOLDERS' EQUITY	2006	2005
		(Note 2)
CURRENT LIABILITIES:
Borrowings under line of credit	$-	$382,281
Current portion of capital lease obligation	-	2,073
Current portion of loans payable	231,065	187,420
Accounts payable and accrued expenses	4,989,861	5,338,813
Billings in excess of costs and estimated earnings on uncompleted contracts	1,213,364	1,204,491
Due to shareholders	381,377	915,290
Income taxes payable	420,066	24,790
Deferred income taxes	21,000	139,000
Total current liabilities	7,256,733	8,194,158

Borrowings under line of credit	3,000,000	-
Loans payable, net of current portion	256,692	261,455
Due to shareholders, net of current portion	514,623	927,005
Deferred income taxes	531,000	439,000
Warrant liability	-	1,994,570
Total liabilities	11,559,048	11,816,188

COMMITMENTS AND CONTINGENCIES

COMMON STOCK WITH REGISTRATION RIGHTS:
Common stock subject to continuing registration, $0.0001 par value, 2,083,887 shares
issued and outstanding at April 30, 2005	-	5,732,116

SHAREHOLDERS' EQUITY:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued	-	-

Common stock - $0.0001 par value, 75,000,000 shares authorized, 5,264,284 and 1,737,498 shares issued and outstanding at April 30, 2006 and 2005, respectively	526	174
Additional paid-in capital	33,525,130	11,966,499
Retained earnings (accumulated deficit)	(962,386)	661,734

Total shareholders' equity	32,563,270	12,628,407

Total liabilities and shareholders' equity	$44,122,318	$30,176,711

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended
	April 30,
	2006	2005
		(Notes 1 and 2)

REVENUE	$52,144,575	$40,148,233

COSTS AND EXPENSES:
Cost of revenue	38,010,945	32,445,470
Selling, general and administrative expenses	9,191,392	7,032,504
Depreciation and amortization	837,789	682,397

Total costs and expenses	48,040,126	40,160,371

OPERATING INCOME (LOSS)	4,104,449	(12,138)

OTHER EXPENSE (INCOME):
Interest expense	256,022	31,865
Interest income	(121,720)	(10,817)
Loss (gain) on change in fair value of warrants	4,078,494	(1,414,263)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(108,347)	1,381,077

Income tax provision	1,515,773	52,096

NET INCOME (LOSS)	($1,624,120)	$1,328,981

Basic net income (loss) per common share	($0.40)	$0.50

Diluted net income (loss) per common share	($0.40)	$0.49

Basic weighted average number of common shares outstanding	4,057,940	2,679,529

Diluted weighted average number of common shares outstanding	4,057,940	2,729,866

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Retained
					Additional	Unearned	Earnings	Total
	Preferred Stock		Common Stock		Paid-In	Consulting	(Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Services	Deficit)	Equity

BALANCE, MAY 1, 2004	-	$-	1,737,498	$174	$11,993,387	$(38,559)	($667,247)	$11,287,755

Common stock issuance costs	-	-	-	-	(26,888)	-	-	(26,888)

Amortization of unearned consulting services	-	-	-	-	-	38,559	-	38,559

Net income	-	-	-	-	-	-	1,328,981	1,328,981

BALANCE, APRIL 30, 2005	-	$-	1,737,498	$174	$11,966,499	$-	$661,734	$12,628,407

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - CONTINUED

						Retained
					Additional	Earnings	Total
	Preferred Stock		Common Stock		Paid-In	(Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Reclassification of proceeds from sales of common stock
with registration rights to additional paid-in capital	-	-	2,083,887	$208	$5,731,908	-	$5,732,116

Net proceeds from exercise of warrants	-	-	554,717	55	4,167,092	-	4,167,147

Reclassification of fair value of warrant liability to additional
paid-in capital from exercise of warrants	-	-	-	-	2,849,302	-	2,849,302

Reclassification of fair value of warrant liability to additional paid-in capital from the termination of liquidated
damages provision under registration rights agreement	-	-	-	-	3,223,760	-	3,223,760

Net proceeds from issuance of common stock	-	-	876,931	88	5,528,078	-	5,528,166

Net proceeds from exercise of stock options	-	-	11,251	1	58,491	-	58,492

Net loss	-	-	-	-	-	(1,624,120)	(1,624,120)

BALANCE, APRIL 30, 2006	-	$-	5,264,284	$526	$33,525,130	$(962,386)	$32,563,270

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	April 30,
	2006	2005
OPERATING ACTIVITIES :		(Note 2)
Net income (loss)	$(1,624,120)	$1,328,981
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	837,789	682,397
Change in fair value of warrant liability	4,078,494	(1,414,263)
Provision for doubtful accounts	29,000	14,007
Amortization of debt issuance costs	47,696	-
Amortization of unearned consulting services	-	38,559
Deferred income taxes	(43,000)	(134,000)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,265,623)	(1,898,625)
Costs and estimated earnings in excess of billings on uncompleted contracts	(533,022)	1,214,076
Inventory	(318,916)	(536,772)
Prepaid expenses and other current assets	249,706	(14,306)
Other assets	37,001	(148,596)
Accounts payable and accrued expenses	(376,943)	(337,355)
Billings in excess of costs and estimated earnings on uncompleted contracts	8,873	(1,146,930)
Income taxes payable	381,758	(328,751)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	508,693	(2,681,578)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(234,792)	(215,844)
Acquisition of Quality, net of cash received	-	(6,708,904)
Acquisition of Heinz, net of cash received	-	(82,283)
Acquisition transaction costs	(4,304)	(17,553)
NET CASH USED IN INVESTING ACTIVITIES	(239,096)	(7,024,584)

FINANCING ACTIVITIES:
Net proceeds from exercise of warrants	4,167,147	-
Net proceeds from issuance of common stock	5,528,166	-
Net proceeds from exercise of stock options	58,492	-
Net proceeds from issuance of common stock with continuing registration rights	-	9,140,949
Common stock issuance costs	-	(26,888)
Debt issuance costs	(158,787)	-
Borrowings (repayments) under lines of credit, net	2,617,719	(303,848)
Repayments of loans payable	(227,952)	(96,901)
Repayments of amounts due to shareholders	(961,915)	-
Payments of capital lease obligations	(2,073)	(2,534)
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,020,797	8,710,778
NET INCREASE IN CASH AND CASH EQUIVALENTS	11,290,394	(995,384)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	989,252	1,984,636
CASH AND CASH EQUIVALENTS, END OF YEAR	$12,279,646	$989,252

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS - CONTINUED

	Year Ended
	April 30,
	2006	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$189,435	$32,196
Income taxes	$1,187,556	$434,289
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Unpaid purchase price adjustments related to acquisition	$-	$742,295

Reversal of accruals established in purchase accounting	$2,150	$40,022

Issuance of notes for property and equipment	$266,834	$192,210

Reclassification of proceeds from sales of common stock with registration rights
to additional paid-in capital	$5,732,116	$-

Reclassification of fair value of warrant liability to additional paid-in capital
from the exercise of warrants	$2,849,302	$-

Reclassification of fair value of warrant liability to additional paid-in capital from the
termination of liquidated damages provision under registration rights agreement	$3,223,760	$-

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

On November 24, 2004, the Company acquired all of the issued and outstanding common stock of Quality. The aggregate consideration paid by the Company to the Quality selling shareholders, net of acquisition transaction costs, was $7,457,913, of which $6,700,000 was paid at closing. Additional purchase price adjustments of $757,913 were paid in June 2005 to settle working capital adjustments and income tax reimbursements related to the Company electing to make an Internal Revenue Code 338 (h) (10) election. For income tax purposes, this election results in a stepped up basis of assets and liabilities and will result in future income tax deductions.

NOTE 2 - RESTATEMENT FOR EQUITY ISSUED WITH REGISTRATION RIGHTS

On November 16, 2004, the Company completed a private placement with certain investors for an aggregate of 2,083,887 shares of its common stock and 2,083,887 common stock purchase warrants for $10,000,000. Under the terms of the sale, the investors were granted certain registration rights in which the Company agreed to timely file a registration statement to register the common shares and the shares underlying the warrants, obtain effectiveness of the registration statement by the Securities and Exchange Commission (the “SEC”) within ninety (90) days of November 16, 2004, and maintain the effectiveness of this registration statement for a preset time thereafter. In the event the Company had failed to timely perform under the registration rights agreement, the Company agreed to pay the investors liquidated damages in an amount equal to 1.5% of the aggregate amount invested by the investors for each 30-day period or pro rata for any portion thereof following the date by which the registration statement should have been effective. The initial registration statement was filed and declared effective by the SEC within the allowed time and the Company maintained the effectiveness of the registration statement through the date the penalty provisions were waived, as described below. The Company was not required to pay any liquidated damages in connection with the filing or on-going effectiveness of the registration statement. Prior to October 31, 2005, the Company had classified the common stock and warrants with registration rights described above as shareholders’ equity, as it believed these instruments met the requirements necessary to record them as shareholders’ equity.

During the third quarter of fiscal 2006, the Company became aware that the SEC had recently announced its preferred interpretation of the accounting for common stock and warrants with registration rights under Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company’s Own Stock,” and EITF 05-04, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19.” Although the EITF was still reviewing the guidance in EITF 05-04, the SEC concluded that under EITF 00-19, the common stock and warrants subject to registration rights where significant liquidated damages could be required to be paid to the holder of the instrument in the event the issuer fails to maintain the effectiveness of a registration statement for a preset time period does not meet the tests required for shareholders’ equity classification and, accordingly, must be reflected as temporary equity in the balance sheet until the conditions are eliminated. Additionally, the fair value of warrants should be recorded as a liability, with an offsetting reduction to shareholders’ equity, adjusted to market value at the end of each period. In analyzing instruments under EITF 00-19, the SEC concluded that the likelihood or probability related to the failure to maintain an effective registration statement is not a factor.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

After further review during the third quarter of 2006, in accordance with the SEC’s interpretation of EITF 00-19 as it relates to these common shares and warrants subject to registration rights as discussed above, the Company restated its financial statements for the year ended April 30, 2005, and interim periods ended January 31, 2005, July 31, 2005, and October 31, 2005. As of April 30, 2005, the restatement included the reclassification of the $5,732,116 value of common stock subject to registration rights from shareholders’ equity and into temporary equity, and the reclassification of the fair value of the common stock warrants from shareholders’ equity and into warrant liability of $1,994,570 using the Black-Scholes option pricing model to value the warrants. The warrant liability was initially recorded during the fiscal year 2005 at a fair value of $3,408,833 and, as a result of a decrease in the fair value of the warrant liability principally due to the decrease in the market value of the Company’s common stock as of April 30, 2005, the Company recorded a non-cash gain of $1,414,263 for that year.

During fiscal 2006, certain of the shares of common stock were sold by the investors and the Company was therefore no longer subject to performance for these shares under the registration rights agreement. On April 11, 2006, the Company entered into a waiver agreement with the institutional investors in the Company’s November 2004 private placement. Pursuant to the waiver, the parties agreed to modify the registration rights agreement associated with the common stock and warrants issued in November 2004 affected by EITF 00-19. This modification eliminated the provision for penalties that could have resulted from not maintaining the effectiveness of the registration statement related to these common shares and shares underlying the warrants. As a result of these events, at April 30, 2006, the Company has reclassified $5,732,116 from temporary equity back to shareholders’ equity.

During the first three quarters of fiscal year 2006, the warrant liability increased principally due to the increase in the market value of the Company’s common stock resulting in a non-cash loss of $11,406,414 for the nine months ended January 31, 2006. This loss was partially offset by a gain of $7,327,920 due to a decrease in the fair value of the warrant liability in the fourth quarter of fiscal 2006, resulting in a net non-cash loss on fair value of warrants of $4,078,494 for the fiscal year ended April 30, 2006. Finally, due to the elimination of the liquidated damages provisions of the registration rights agreement discussed above, the remaining warrant liability balance of $3,223,760 was reclassified to shareholders’ equity, and there will not be any similar non-cash charges in subsequent fiscal years. The non-cash loss on fair value of warrants had no effect on the Company’s cash flows or liquidity.

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

Accounts Receivable

Accounts receivable are due within contractual payment terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Credit is extended based on evaluation of a customer's financial condition. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Included in the accounts receivable is retainage receivable of $895,368 which is expected to be collected within one year.

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

SFAS No. 142 requires that goodwill be tested at least annually, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of the business acquired (reporting unit) and compare it to the carrying value, including goodwill, of such business (reporting unit). If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step, based on the excess, if any, of the reporting unit’s carrying value of goodwill over its implied value.

The Company determines the fair value of the businesses acquired (reporting units) for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. The fair value of the Company’s reporting units derived using discounted cash flow models exceeded the carrying values of the reporting units at April 30, 2006 and 2005. Accordingly, step two was unnecessary and no impairment charge was recognized in the consolidated statement of operations for the years ended April 30, 2006 and 2005. On an ongoing basis, the Company expects to perform its annual impairment test at April 30 absent any interim impairment indicators.

Goodwill through the years ended April 30, 2006 and 2005 consisted of the following:

Beginning balance, May 1, 2004	$8,681,870

Reversal of accruals established in purchase accounting	(40,022)
Heinz acquisition cost adjustments	(183,480)
Quality acquisition	5,496,064
Transaction costs	7,210

Beginning balance, May 1, 2005	13,961,642

Additional transaction costs for prior acquisitions	2,675
Clayborn acquisition purchase price adjustment	48,803
Quality acquisition purchase price adjustment	226,798

Ending balance, April 30, 2006	$14,239,918

Revenue Recognition

The Company generates its revenue by providing engineering and deployment services for wireless infrastructure services and specialty communication systems. The Company provides a range of services including site design, spectrum analysis, engineering, trenching, electrical work, structured cabling, product integration, testing and project management.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

The Company records revenue and profit on these contracts on a percentage-of-completion basis using the cost-to-cost method. Contracts in process are valued at cost plus accrued profits less earned revenues and progress payments on uncompleted contracts. Contracts are generally considered substantially complete when engineering is completed and/or site construction is completed. The Company includes in operations pass-through revenue and costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs, when the contract determines that the Company is responsible for the engineering specification, procurement and management of such cost components on behalf of the customer.

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

Other Concentrations

For the year ended April 30, 2006, the Company had revenue from two separate customers totaling approximately $10,830,000 and $7,579,000, which comprised 20.8% and 14.5% of total revenue, respectively. For the fiscal year ended April 30, 2005, the Company had revenue from one customer totaling approximately $6,200,000, which comprised 15.5% of total revenue. Management believes there is no significant business vulnerability regarding the concentration of revenue due to the Company’s strong relationship with these customers and their financial strength.

The Company has approximately 93 union employees. The contract with these union employees expires November 30, 2008.

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

Earnings (Loss) Per Share

Earnings (loss) per common share is computed pursuant to SFAS No. 128, "Earnings Per Share" (“EPS”). Basic income (loss) per common share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock options, restrictive stock awards, warrants and other convertible securities. At April 30, 2006, 786,432 stock options and 2,017,453 warrants were not included in the computation of fully diluted earnings per share because the Company had a net loss and, therefore, the effects would be antidilutive. At April 30, 2005, 188,340 stock options and 2,572,171 warrants were not included in the computation of fully diluted earnings per share, because the stock option and warrant exercise prices exceeded the market price of the common stock and, therefore, the effects would be antidilutive. The assumed conversion of the remaining 266,556 stock options resulted in a 50,337 share increase in weighted average shares for fully diluted earnings per share in fiscal 2005.

Stock-Based Compensation Plans

As currently permitted by SFAS 123, Accounting for Stock-Based Compensation, the Company has elected to continue to account for its stock-based employee compensation plans in accordance with the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees and related Interpretations No. 44, Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”). Under APB 25, compensation expense for employees is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The exercise price of all options granted to employees has been equal to or greater than the fair market value at the date of grant and, accordingly, the Company has not recognized compensation expense associated with its stock option plans. By making that election, the Company is required under SFAS 123 to provide pro forma disclosures of net loss and net loss per common share as if the fair value based method of accounting had been applied.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

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

On April 20, 2006, the Company’s Board of Directors approved the accelerated vesting, from August 1, 2006 to April 30, 2006, of 114,021 stock options previously awarded to certain officers under the 2006 Incentive Stock Plan. All other terms and conditions applicable to such stock options, including the exercise price, remain unchanged. The exercise price of the options was $6.14 and the closing price of the Company’s common stock on April 19, 2006, the last trading day before the approval of acceleration was $7.96. The Board took the action with the belief that it is in the best interest of stockholders. The purpose of the accelerated vesting was to enable the Company to avoid recognizing future compensation expense associated with these options of $86,196, upon adoption of SFAS No. 123R discussed above. For the purpose of applying APB No. 25 and FIN 44, the acceleration event was treated as the acceleration of the vesting of employee options that otherwise would have vested as scheduled and, accordingly, was not a modification requiring the remeasurement of the intrinsic value of the options. The stock options were held by officers with considerable service to the Company and, accordingly, the Company assumed a zero forfeiture rate and, therefore, no compensation expense was recognized for these options.

The Company applies the intrinsic value method in accounting for its stock based employee compensation plan. Had the Company measured compensation under the fair value method for all stock options granted and amortized the cost over the related vesting period, the Company’s net income (loss) and net income (loss) per share would have been as follows:

	2006	2005
Net income (loss), as reported	($1,624,120)	$1,328,981

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(453,092)	(452,820)

Net income (loss), Pro forma	($2,077,212)	$876,161

Basic net income (loss) per share
As reported	($0.40)	$0.50
Pro forma	($0.51)	$0.33

Diluted net income (loss) per share
As reported	($0.40)	$0.49
Pro forma	($0.51)	$0.32

The fair value of each option grant was estimated on the date of grant using the Black-Scholes Option pricing model with the following assumptions. For the year ended April 30, 2006, risk-free interest range of 3.81% to 4.92%, dividend yield of 0%, expected life of 5 years and volatility range of 23.9% to 35.5% were used. For the year ended April 30, 2005, risk-free interest range of 3.51% to 4.22%, dividend yield of 0%, expected life of 5 years and volatility range of 28.4% to 44.9% were used.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. The most significant estimates relate to the calculation of percentage of completion on uncompleted contracts, allowance for doubtful accounts, valuation of inventory, life of customer lists, and estimates of the fair value of reporting units and discounted cash flows used in determining whether goodwill has been impaired. Actual results could differ from those estimates.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE 4 - ACQUISITIONS

In accordance with SFAS No. 141, “Business Combinations,” acquisitions are accounted for under the purchase method of accounting. Under the purchase method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price consideration, including certain acquisition and closing costs, exceeds the fair value of the net identifiable assets acquired at the date of the acquisition.

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

The final purchase price allocation, as adjusted, has been determined as follows:

Assets purchased:
Cash	$163,674
Accounts receivable	2,124,587
Inventory	244,053
Fixed assets	329,253
Prepaid expenses	70,447
Customer lists	580,000
Other assets	6,000
Goodwill	5,722,861
9,240,875
Liabilities assumed:
Accounts payable	(940,727)
Accrued expenses	(271,991)
Income taxes payable	(98,181)
Line of credit borrowings	(135,129)
Notes payable	(160,578)
(1,606,606)
Purchase price	$7,634,269

The following unaudited pro forma financial information presents the combined results of operations of the Company and Quality as if the acquisition had occurred on May 1, 2004, after giving effect to certain adjustments, including the issuance of the Company’s common stock described in Note 12 to finance the acquisition of Quality. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Quality been a single entity during this period.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

2005

Revenue	$46,810,720

Net income	$1,474,004

Weighted average number of shares used in calculation:
Basic net income per share	3,821,385
Diluted net income per share	3,871,722

Pro forma net income per common share
Basic	$0.39
Diluted	$0.38

For all acquisitions, customer lists are amortized over a period of five to six years from the date of acquisition. The expected amortization of customer lists for the next five years ending April 30 are as follows: 2007, $301,000; 2008, $257,000; 2009, $153,000; 2010, $97,000 and 2011, $56,000. The Company recorded amortization expense related to customer lists of $294,000 and $310,000 for the years ended April 30, 2006 and 2005, respectively. With the exception of goodwill related to the Quality acquisition, any future goodwill impairments are not deductible for income tax purposes.

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following at April 30:

	2006	2005
Costs incurred on uncompleted contracts	$24,694,056	$25,474,753
Estimated contract profit	6,593,218	4,983,102
	31,287,274	30,457,855
Less: billings to date	31,058,661	30,753,391
Net excess of costs (billings)	$228,613	($295,536)

Costs and estimated earnings in excess of billings	$1,441,977	$908,955
Billings in excess of costs and estimated earnings
on uncompleted contracts	(1,213,364)	(1,204,491)
Net excess of costs (billings)	$228,613	($295,536)

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at April 30:

	Estimated useful life (years)	2006	2005

Furniture and fixtures	5 - 7	$135,383	$135,383
Computers and software	3	476,342	373,325
Office equipment	5-7	55,612	46,480
Vehicles	5 - 7	1,256,568	1,141,011
Machinery and equipment	5	393,436	310,681
Leasehold improvements	3	227,774	218,938
		2,545,115	2,225,818
Less accumulated depreciation and amortization expense		1,192,899	665,547
		$1,352,216	$1,560,271

Depreciation expense for property and equipment for the years ended April 30, 2006 and 2005 was approximately $544,000 and $372,000, respectively.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE 7 - LINE OF CREDIT

On June 3, 2005, the Company entered into a credit agreement with a commercial bank. The credit agreement provides for a revolving line of credit in an amount not to exceed $5,000,000, together with a letter of credit facility not to exceed $500,000, (the “Credit Agreement”). The Company also entered into security agreements with the bank, pursuant to which each subsidiary granted a security interest to the bank in all of their assets.

Under the terms of the Credit Agreement, as amended, the Company was permitted to borrow up to $3,000,000 under the revolving credit line, based upon eligible receivables as of April 30, 2006. Once the Company has provided financial statements to the bank which evidence that the Company had earnings before interest, taxes, depreciation and amortization and the effects of the change in the fair value of the warrant liability discussed in Note 2 of (i) $750,000 for the quarter ended July 31, 2005, (ii) $750,000 for the quarter ended October 31, 2005, and (iii) $2,500,000 for the year ended April 30, 2006, the revolving commitment amount will be increased to $5,000,000. The Credit Agreement contains customary covenants, including but not limited to (i) restrictions on the permitted ratio of total unsubordinated liabilities to tangible net worth plus subordinated indebtedness, (ii) the Company's total tangible net worth, (iii) working capital, (iv) minimum earnings before interest, taxes, depreciation and amortization, and the change in the warrant liability and (v) dividend restrictions. As of April 30, 2006, the Company was in compliance with the credit agreement covenants. The loan commitment expires on August 31, 2008. The Company may prepay the loan at any time.

Loans under the Credit Agreement bear interest at a rate equal to either the bank’s reference rate plus one half (0.5%) percent, or LIBOR plus two and three-quarters (2.75%) percent, as the Company may request (8.000% as of April 30, 2006). The Company paid a facility fee to the bank of $50,000 on the closing date. In addition to the loan, a $500,000 letter of credit was also re-issued in favor of Walker’s surety bonding company as collateral for performance and payment bonds.

The Company used the initial funds provided by the loan, in the gross amount of $3,000,000, to repay the balance of Walker’s existing bank line of credit of approximately $672,000, for the payment of approximately $758,000 to the former shareholders of its Quality subsidiary for monies due to them pursuant to the terms of the purchase of their company, and for working capital.

NOTE 8 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of Walker, the Company assumed a ten-year lease with a trust, of which, a certain officer of the Company is the trustee, for a building and land located in Fairfield, California, which is occupied by its Walker subsidiary. For the years ended April 30, 2006 and 2005, the rent paid for this lease was $88,000.

In connection with the acquisition of Clayborn, an additional $1,100,000 is due by September 30, 2007, payable in quarterly distributions to the Clayborn shareholders, by payment of 50% of the quarterly post tax profits, as defined, of Clayborn and the payment of the remainder on that date. Through April 30, 2006, payments of $204,000 have been made to the former Clayborn shareholders and the total remaining due is $896,000.

In connection with the acquisition of Heinz, a $200,000 non-interest bearing promissory note was issued. Of the $200,000, $75,000 was paid in April 2005, $75,000 was paid in April 2006 and $50,000 is payable on April 30, 2007.

In connection with the acquisition of Quality, approximately $758,000 of additional purchase price consideration was paid to the selling shareholders in June 2005 for working capital adjustments and income tax reimbursements.

NOTE 9 - RETIREMENT PLANS

The Company and its subsidiaries participate in employee savings plans under Section 401(k) of the Internal Revenue Code pursuant to which eligible employees may elect to defer a portion of their annual salary by contributing to the plan. There were $141,000 and $8,800 in contributions made for the years ended April 30, 2006 and 2005, respectively.

The Company also contributes to multi-employer pension plans which provide benefits to union employees covered by a collective bargaining agreement. Cost of revenue includes approximately $2,050,000 and $2,178,000 for such costs for the years ended April 30, 2006 and 2005, respectively.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE 10 - INCOME TAXES

The provision for income taxes for the years ended at April 30, 2006 and 2005 is summarized as follows:

	2006	2005
Current
Federal	$1,248,000	$99,000
State	310,773	87,096

Deferred
Federal	(70,000)	(76,000)
State	27,000	(58,000)
Totals	$1,515,773	$52,096

The actual provision for income taxes reflected in the consolidated statements of operations for the years ended April 30, 2006 and 2005 differs from the provision (benefit) computed at the federal statutory tax rates. The principal differences between the statutory income tax and the actual provision for income taxes are summarized as follows:

	2006	2005

Expected tax (benefit) provision at statutory rate (34%)	$(36,838)	$469,566
State and local taxes, net of federal tax benefit	205,530	19,000
Loss (gain) on fair value of warrants	1,386,688	(481,566)
Other	(39,607)	45,096
Totals	$1,515,773	$52,096

The tax effects of temporary differences which give rise to deferred tax assets and liabilities are summarized as follows:

	2006	2005
Deferred tax assets:

Allowance for doubtful accounts	$33,000	$29,000
Reserve for loss on work-in-progress	31,000	13,000
Federal benefit of deferred state tax liabilities	14,000	20,000
Deferred tax assets-current	78,000	62,000

Customer lists	51,000	10,000
Net operating loss carryforward	83,000	113,000
Valuation allowance	(83,000)	(73,000)
Deferred tax assets-long term	51,000	50,000

Deferred tax liabilities:

Adjustment for cash to accrual basis accounting	-	(104,000)
Inventory	(13,000)	(15,000)
Federal benefit of deferred state tax liabilities	(8,000)	(20,000)
Deferred tax liabilities-current	(21,000)	(139,000)

Fixed assets	(126,000)	(117,000)
Customer lists	(175,000)	(257,000)
Goodwill	(230,000)	(65,000)
Deferred tax liabilities-long term	(531,000)	(439,000)

Net deferred tax liabilities	$(423,000)	$(466,000)

At April 30, 2006, the Company has net operating loss carryforwards for state tax purposes approximating $828,000 expiring through 2025. Due to the uncertainty of recognizing a tax benefit on these losses in certain states, the Company has provided a valuation allowance of $83,000 against the total deferred tax asset of $83,000 related to these losses.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE 11 - STOCK OPTION PLANS

In September 2005, the Company adopted the 2006 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options. Under the 2006 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. Under the terms of the 2006 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant. Through April 30, 2006, options to purchase 383,500 shares were granted at exercise prices ranging from $6.14 to $7.27. At April 30, 2006, there were 16,500 options to purchase shares available for issuance under the 2006 Incentive Stock Plan.

In March 2003, the Company established a nonqualified stock option plan pursuant to which options to acquire a maximum of 416,667 shares of the Company's common stock were reserved for grant (the "2002 Plan"). Under the terms of the 2002 Plan, the options, which expire five years after grant, are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. At April 30, 2006, there were 2,317 shares available for grant under the 2002 Plan.

The following table summarizes stock option activity for the years ended April 30, 2006 and 2005:

	2002 Plan		2006 Incentive Stock Plan
	Number of Shares	Weighted-average Exercise Price	Number of Shares	Weighted-average Exercise Price

Outstanding, May 1, 2004	299,322	$12.49	-	-
Granted	266,890	6.15	-	-
Cancelled	(111,316)	6.58	-	-
Outstanding, May 1, 2005	454,896	8.77	-	-
Granted	18,730	6.94	383,500	6.16
Cancelled	(59,443)	14.96	-	-
Exercised	(11,251)	5.22	-	-
Outstanding, May 1, 2006	402,932	$7.87	383,500	$6.16

The following is a summary of information with respect to stock options granted under the 2002 Plan and 2006 Incentive Stock Plan at April 30, 2006:

	Options outstanding		Options exercisable
Exercise prices	Shares under option	Weighted-average remaining life in years	Weighted- average shares	Exercise price
$4.80 - $5.52	64,812	3.74	58,395	$4.80 - $5.52
$6.10 - $6.60	558,542	4.38	558,542	$6.10 - $6.60
$6.61 - $9.00	91,150	2.09	67,420	$6.61 - $9.00
$10.92-$16.44	69,844	2.32	68,732	$10.92-$16.44
$19.92	2,084	1.42	2,084	$19.92
Total	786,432		755,173

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE 12 - SHAREHOLDERS' EQUITY

Common Stock Issuance

On April 12, 2006, the Company closed a purchase agreement with four selected institutional investors for the registered direct sale of 876,931 shares of common stock at an offering price of $7.00 per share. The Company paid the placement agent of the offering a cash fee of 6.5% of the proceeds of the offering. The Company received net proceeds of $5,528,166 from this offering. The Company made the sale pursuant to a registration statement declared effective by the Securities and Exchange Commission on April 11, 2006.

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

Each warrant is exercisable for a period of five years at a price of $8.40 per share, subject to certain adjustments. The exercise price of the warrants is subject to adjustment for subsequent lower price issuances by the Company, as well as customary adjustment provisions for stock splits, combinations, dividends and the like. As a result of the closing of the public offering on April 12, 2006 discussed above, the exercise price of 342,785 common stock purchase warrants were adjusted to $7.00 per share. The warrants are callable by the Company, upon 30 days notice, should the common stock trade at or above $25.20 per share for 25 out of 30 consecutive trading days. A maximum of 20% of the warrants may be called in any three-month period.

The Company paid the placement agent of the offering a cash fee of $650,000 or 6.5% of the proceeds of the offering. In addition, the placement agent received warrants to purchase 62,500 shares of common stock, exercisable for a period of five years at an exercise price of $4.80 per share. The Company also paid a finders’ fee of $100,000 to another third party in connection with the offering and incurred other related costs of $109,051. Accordingly, the Company received net proceeds of $9,140,949 from the offering.

As discussed in Note 2, under the terms of the November 2004 private placement, the Company granted certain registration rights to the holders of the common stock and warrants that provided for liquidated damages in the event the Company failed to maintain effectiveness of the registration statement for a preset time. Therefore, the common stock subject to such liquidated damages did not meet the tests required for shareholders’ equity classification and would have to be reflected between liabilities and equity in the Company’s subsequent consolidated balance sheets. In addition, the Company would be required to account for the warrants as a derivative financial liability initially recorded at fair value rather than in shareholders’ equity, with the liability adjusted to fair value for each subsequent consolidated balance sheet. At the closing date, based on this determination, $3,408,833 of net proceeds was allocated to the warrant liability based on fair value determined using the Black-Scholes Option pricing model as of that date and the remaining $5,732,116 of net proceeds from the offering was allocated to the common stock subject to continuing registration rights.

On April 11, 2006, the Company entered into a waiver agreement with the institutional investors in the Company’s November 2004 private placement. Pursuant to the waiver, the parties agreed to modify the registration rights agreement associated with the common stock and warrants issued in November 2004 affected by EITF 00-19. This modification eliminated the provision for penalties that could have resulted from not maintaining the effectiveness of the registration statement related to these common shares and shares underlying the warrants.

Common Stock Purchase Warrants

The following table summarizes the activity of the common stock purchase warrants for the year ended April 30, 2006:

	Number of Shares	Weighted Average Exercise Price
Outstanding, May 1, 2004	425,784	$10.57
Granted	2,146,387	8.40
Outstanding, May 1, 2005	2,572,171	8.76
Granted	-	-
Exercised	(554,717)	8.40
Outstanding, April 30, 2006	2,017,454	$8.62

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE 13 - SEGMENT REPORTING

The Company's reportable segments are determined and reviewed by management based upon the nature of the services, the external customers and customer industries and the sales and distribution methods used to market the products. The Company has two reportable segments: wireless infrastructure services and specialty communication systems. Management evaluates performance based upon (loss) income before income taxes. Corporate includes corporate salaries and external professional fees, such as accounting, legal and investor relations costs which are not allocated to the other subsidiaries. Corporate assets include cash, prepaid expenses and deferred tax assets. Segment results for the years ended April 30, 2006 and 2005 are as follows:

	As of/Year ended April 30, 2006				As of/Year ended April 30, 2005
	Corporate	Wireless Infrastructure	Specialty Communication	Total	Corporate	Wireless Infrastructure	Specialty Communication	Total

Revenue	$-	$9,300,228	$42,844,347	$52,144,575	$-	$8,651,555	$31,496,678	$40,148,233

Depreciation and amortization	$59,474	$103,264	$675,051	$837,789	$20,423	$161,485	$500,489	$682,397

Income (loss) before income taxes	($5,615,080)	$1,240,928	$4,265,805	($108,347)	$207,777	$783,014	$390,286	$1,381,077

Goodwill	$-	$2,482,085	$11,757,833	$14,239,918	$-	$2,479,410	$11,482,232	$13,961,642

Total assets	$10,627,658	$6,531,651	$26,963,009	$44,122,318	$1,169,887	$4,604,335	$24,402,489	$30,176,711

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has entered into employment contracts ranging from one to three years with its executive officers. The aggregate base salary commitments under these contracts at April 30, 2006 are approximately $1,512,000.

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

Lease Commitments

The Company leases its office facilities pursuant to non-cancelable operating leases expiring through February 2011. The Company also has non-cancelable vehicle leases. The minimum rental commitments under these non-cancelable leases at April 30, 2006 are summarized as follows:

Year ending April 30,
2007	$541,957
2008	385,113
2009	197,923
2010	175,137
2011	123,230
Thereafter	-
Total minimum lease payments	$1,423,360

Rent expense for all operating leases was approximately $396,000 and $358,000 in 2006 and 2005, respectively.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Walker Comm, Inc. Acquisition

In connection with the acquisition of Walker, the Company assumed a ten-year lease with a trust, of which, a certain officer of the Company is the trustee, for a building and land located in Fairfield, California, which is occupied by its Walker subsidiary.

Clayborn Contracting Group, Inc. Acquisition

In connection with the acquisition of Clayborn, an additional $896,000 is due by September 30, 2007, payable in quarterly distributions to the Clayborn shareholders, by payment of 50% of the quarterly post tax profits as defined, of Clayborn and the payment of the remainder on that date.

Heinz Corporation Acquisition

In connection with the acquisition of Heinz, a $200,000 non-interest bearing promissory note was issued. Of the $200,000, $50,000 is payable on the third anniversary of the closing date.

NOTE 15 - SUBSEQUENT EVENTS

Effective June 1, 2006, the Company acquired New England Communications Systems, Inc., a Connecticut corporation (“NECS”), for $3,216,541 in cash, subject to adjustment, and $1,437,446 paid directly to a lender to pay-off outstanding debt owed by NECS. NECS was acquired pursuant to a Stock Purchase Agreement among WPCS International Incorporated, NECS, and the shareholders of NECS. In addition, for each $2.00 of earnings before interest and taxes for the calendar year ending December 31, 2006, the NECS shareholders shall be paid aggregate additional consideration of $1.00, up to a maximum of $468,000 (the “Earn-out Payment”). At the option of the Company, any amounts due to be paid for the Earn-out Payment, may be paid in cash or shares of our common stock (valued at the last sale price of the common stock on the date two days prior to the date the payment is due). In connection with the acquisition, NECS entered into employment agreements with two of the shareholders, each for a period of two years and a consulting agreement with one of the shareholders for a period of seven years. Based on the historical net assets acquired from NECS, the Company preliminarily expects to recognize goodwill of approximately $3,200,000. Upon completion of a formal purchase price allocation there may be a decrease in the amount assigned to goodwill and a corresponding increase in tangible or intangible assets. The acquisition of NECS provides the Company with additional project engineering expertise for specialty communication systems, broadens our customer base especially in the public safety and gaming markets, including the Massachusetts State Police, University of Connecticut and Foxwoods Resort Casino, and expands our geographic presence in New England.

Effective July 19, 2006, the Company acquired Southeastern Communication Service, Inc. (“SECS”) of Sarasota, Florida for $1,800,000 in cash and 200,288 shares of common stock of the Company having a value of $1,400,000. SECS was acquired pursuant to a Stock Purchase Agreement among WPCS International Incorporated, SECS and the shareholders of SECS. In addition, the Company is required to file a registration statement with the SEC no later than thirty (30) days after the closing of the acquisition to register the shares of common stock issued to the former SECS shareholders, and the Company will use its best efforts to cause the registration statement to be declared effective by the SEC within one hundred twenty (120) days after the initial filing with the SEC. In connection with the acquisition, SECS entered into employment agreements and a consulting agreement with certain officers or former officers of SECS. Based on the historical net assets acquired from SECS, the Company preliminarily expects to recognize goodwill of approximately $2,300,000. Upon completion of a formal purchase price allocation there may be a decrease in the amount assigned to goodwill and a corresponding increase in tangible or intangible assets. The acquisition of SECS provides the Company with additional project engineering expertise for wireless infrastructure services, broadens our customer base of corporate, government and educational clients, including the National Oceanic and Atmospheric Administration (“NOAA”), Verizon, BellSouth, Comcast, Time Warner, University of Florida and Puerto Rico Telephone, and expands the Company’s geographic presence in the Southeastern United States.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of April 30, 2006. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were designed at a reasonable assurance level and were effective as of April 30, 2006 to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information was accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B - OTHER INFORMATION

None

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our directors and executive officers and their ages as of the date hereof are as follows:

NAME	AGE	OFFICES HELD
Andrew Hidalgo	50	Chairman, Chief Executive Officer and Director
Joseph Heater	42	Chief Financial Officer
Donald Walker	43	Executive Vice President
James Heinz	46	Executive Vice President
Richard Schubiger	41	Executive Vice President
Norm Dumbroff	45	Director
Neil Hebenton	50	Director
Gary Walker	51	Director
William Whitehead	50	Director

Set forth below is a biographical description of each director and executive officer.

Andrew Hidalgo, Chairman, Chief Executive Officer and Director

Mr. Hidalgo has been our Chairman of the Board and Chief Executive Officer since our inception in May 2002 and served in the same capacity with the predecessor company WPCS Holdings, Inc. since September 2000. He is responsible for our operations and direction. Prior to that, Mr. Hidalgo held various positions in operations, sales and marketing with Applied Digital Solutions, the 3M Company, Schlumberger and General Electric. He attended Fairfield University in Fairfield, Connecticut.

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

Donald Walker, Executive Vice President

Mr. Walker has been Executive Vice President since December 2002. Mr. Walker was the founder of Walker Comm, Inc. and its Chief Executive Officer from November 1996 until its acquisition by WPCS in December 2002. He has over twenty-one years of project management experience and is a Registered Communications Distribution Designer (RCDD). In addition, Mr. Walker is a committee member with the National Electrical Contractors Association (NECA). Mr. Walker began his project engineer career at General Dynamics where he developed his engineering skills while managing large projects and coordinating technical staff.

James Heinz, Executive Vice President

Mr. Heinz has been Executive Vice President since April 2004. Mr. Heinz was the founder of Heinz Corporation and its President since January 1994 until its acquisition by WPCS in April 2004. Mr. Heinz has over twenty years of project engineering experience in civil and commercial engineering projects with over ten years specifically dedicated to wireless infrastructure services. Mr. Heinz is the Chairman of the Construction Advisory Board for Southern Illinois University and a general advisory member of the School of Engineering. He holds a B.S. degree in construction management from Southern Illinois University.

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

Norm Dumbroff, Director

Mr. Dumbroff became a Director of WPCS in November 2002. Since April 1990, he has been the Chief Executive Officer of Wav Incorporated, a distributor of wireless products in North America. Prior to Wav Incorporated, Mr. Dumbroff was an engineer for Hughes Aircraft. He holds a B.S. degree in Computer Science from Albright College.

Neil Hebenton, Director

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

Gary Walker, Director

Mr. Walker became a director of WPCS in December 2002. He is currently the president of the Walker Comm subsidiary for WPCS International, a position he has held since November 1996. Prior to his involvement at Walker Comm, Mr. Walker had a distinguished career with the U.S. Navy and also held an elected political position in Fairfield, California. He holds a B.A. in Business Management from St. Mary’s College in Moraga, California.

William Whitehead, Director

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

Board of Directors

All of our directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors serve without compensation and without other fixed remuneration. Directors are entitled to receive stock options under our 2002 Stock Option and 2006 Incentive Stock Plan as determined by the Board of Directors. We reimburse our directors for expenses incurred in connection with attending Board meetings.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

The following is a summary of the committees on which our directors serve.

Audit Committee

Our Audit Committee currently consists of William Whitehead, Norm Dumbroff and Neil Hebenton, with Mr. Whitehead elected as Chairman of the Committee. Our Board of Directors has determined that each of Messrs. Whitehead, Dumbroff and Hebenton are “independent” as that term is defined under applicable SEC rules and under the current listing standards of the NASDAQ Stock Market. Mr. Whitehead is our audit committee financial expert.

Our Audit Committee’s responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent auditors, (ii) appointing, replacing and discharging the independent auditor, (iii) pre-approving the professional services provided by the independent auditor, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditor, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditor. Our Audit Committee also prepares the Audit Committee report that is required pursuant to the rules of the SEC.

Executive Committee

Our Executive Committee currently consists of Norm Dumbroff, Neil Hebenton and William Whitehead, with Mr. Dumbroff elected as Chairman of the Committee. Our Board of Directors has determined that all of the members are “independent” under the current listing standards of the NASDAQ Stock Market. Our Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Executive Committee.

Our Executive Committee has responsibility for assisting the Board of Directors in, among other things, evaluating and making recommendations regarding the compensation of our executive officers and directors, assuring that the executive officers are compensated effectively in a manner consistent with our stated compensation strategy, producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC, periodically evaluating the terms and administration of our incentive plans and benefit programs and monitoring of compliance with the legal prohibition on loans to our directors and executive officers.

Nominating Committee

Our Nominating Committee currently consists of Neil Hebenton, Norm Dumbroff and William Whitehead, with Mr. Hebenton elected as Chairman of the Committee. The Board of Directors has determined that all of the members are “independent” under the current listing standards of the NASDAQ Stock Market.

Our Nominating Committee has responsibility for assisting the Board in, among other things, effecting the organization, membership and function of the Board and its committees. The Nominating Committee shall identify and evaluate the qualifications of all candidates for nomination for election as directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to us during fiscal year 2006, we are not aware of any director, officer or beneficial owner of more than ten percent of our Common Stock that failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 on a timely basis during fiscal year 2006.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received during the fiscal years ended April 30, 2006, 2005, and 2004 by the Company's Chief Executive Officer and each of the Company’s four other most highly compensated executive officers based on salary and bonus earned during the 2006 fiscal year.

Summary Compensation Table

		Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)		Restricted Stock Awards	Securities Underlying Options (6)	LTIP Payouts	All Other Compensation ($)

Andrew Hidalgo	2006	168,000	-	11,492	(7)	-	126,690	-	-
Chairman, Chief Executive Officer	2005	168,000	-	9,549	(7)	-	154,167	-	-
and Director	2004	155,250	17,000	7,958	(7)	-	-	-	-

Donald Walker	2006	140,000	37,215	-		-	38,007	-	-
Executive Vice President (1)	2005	140,000	10,269	-		-	-	-	-
	2004	140,000	26,962	-		-	16,667	-	-

Gary Walker	2006	140,000	37,215	-		-	17,736	-	-
President- Walker and Director(2)	2005	140,000	10,269	-		-	2,084	-	-
	2004	140,000	26,962	-		-	16,667	-	-

James Heinz	2006	140,005	31,985	-		-	38,007	-	-
Executive Vice President (3)	2005	140,000	-	-		-	10,000	-	-
	2004	10,231	-	-		-	-	-	-

Joseph Heater	2006	139,333	-	-		-	63,345	-	-
Chief Financial Officer (4)	2005	132,000	-	-		-	40,000	-	-
	2004	97,654	8,000	-		-	33,334	-	-

Richard Schubiger	2006	140,000	73,658	-		-	38,007	-	-
Executive Vice President (5)	2005	50,000	-	-		-	-	-	-

(1)  Walker has served as Executive Vice President since December 30, 2002.
(2)  Mr. Walker has served as President of Walker Comm and as a Director since December 30, 2002.
(3) Mr. Heinz has served as Executive Vice President since April 2, 2004.
(4) Mr. Heater has served as Chief Financial Officer since July 15, 2003.
(5) Mr. Schubiger has served as Executive Vice President since Novermber 24, 2004.
(6) The number of securities under options granted reflects the number of WPCS shares that may be purchased upon the exercise of options. We do not have any outstanding stock appreciation rights.
(7) Represents car allowance payments.

EMPLOYMENT AGREEMENTS

Contract with Andrew Hidalgo

On February 1, 2005, we entered into a three-year employment contract with Andrew Hidalgo, our Chairman and Chief Executive Officer. Upon each one year anniversary of the agreement, the agreement will automatically renew for another three years from the anniversary date. The base salary under the agreement is $168,000 per annum. In addition, Mr. Hidalgo is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Contract with Joseph Heater

On June 1, 2005, we entered into a three-year employment contract with Joseph Heater, our Chief Financial Officer. Upon each one year anniversary of the agreement, the agreement will automatically renew for another three years from the anniversary date. The base salary under the agreement is $140,000 per annum. In addition, Mr. Heater is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time.

Contract with Donald Walker

On December 30, 2002, we entered into a four-year employment contract with an option to renew for an additional year, with Donald Walker, the Vice-President of Walker Comm, who is also an Executive Vice President. The base salary under the agreement is $140,000 per annum. In addition, Mr. Walker is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. Mr. Walker is also entitled to the full-time use of an automobile owned or leased by us, for which we reimburse Mr. Walker for all maintenance and gasoline expenses associated with the use of the automobile. Mr. Walker is also entitled to receive an annual bonus of 3% of the operating income of Walker Comm: (i) after the elimination of all expenses related to services provided to Walker Comm by WPCS or any affiliate thereof and transactions between Walker Comm and WPCS or any affiliate thereof; and (ii) prior to the deduction of interest, taxes, depreciation and amortization.

Contract with Gary Walker

On December 30, 2002, we entered into a four-year employment contract with an option to renew for an additional year, with Gary Walker, the President of Walker Comm, who is also a Director. The base salary under the agreement is $140,000 per annum. In addition, Mr. Walker is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. Mr. Walker is also entitled to the full-time use of an automobile owned or leased by us, for which we reimburse Mr. Walker for all maintenance and gasoline expenses associated with the use of the automobile. Mr. Walker is also entitled to receive an annual bonus of 3% of the operating income of Walker Comm: (i) after the elimination of all expenses related to  services provided to Walker Comm by WPCS or any affiliate thereof and  transactions between Walker Comm and WPCS or any affiliate thereof; and (ii) prior to the deduction of interest, taxes, depreciation and amortization.

Contract with James Heinz

On April 2, 2004, we entered into a three-year employment contract with James Heinz, the President of Heinz, who is also an Executive Vice President. The base salary under the agreement is $140,000 per annum. In addition, Mr. Heinz is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. Mr. Heinz is also entitled to the full-time use of an automobile owned or leased by us, for which we reimburse Mr. Heinz for all maintenance and gasoline expenses associated with the use of the automobile. Mr. Heinz is also entitled to receive an annual bonus of 2.5% of quarterly operating income, before the deduction of interest and income taxes of Heinz, WPCS Incorporated and Invisinet, Inc.

Contract with Richard Schubiger

On August 1, 2005, we entered into a three-year employment contract with Richard Schubiger, the President of Quality, who is also an Executive Vice President. The base salary under the agreement is $140,000 per annum. In addition, Mr. Schubiger is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. Pursuant to the agreement, Mr. Schubiger earned a bonus of $36,000 for the calendar year ended December 31, 2005, resulting from Quality achieving at least $13 million in revenue and such revenue yielded a minimum of 12% in earnings before interest and taxes. Effective January 1, 2006, Mr. Schubiger is entitled to receive an annual bonus of 3.0% of earnings before the deduction of interest and income taxes of Quality.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Option Grants During 2006 Fiscal Year

The following table provides information related to options granted to the named executive officers during the 2006 fiscal year. The Company does not have any outstanding stock appreciation rights.

Name	No. of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ( $/Sh)	Expiration Date
Andrew Hidalgo	126,690	31.5%	6.14	2/1/2011
Donald Walker	38,007	9.4%	6.14	2/1/2011
Gary Walker	17,736	4.4%	6.14	4/30/2011
James Heinz	38,007	9.4%	6.14	4/30/2011
Joseph Heater	63,345	15.7%	6.14	2/1/2011
Richard Schubiger	38,007	9.4%	6.14	4/30/2011

Aggregated Option Exercises During 2006 Fiscal Year and Fiscal Year-End Option Values

The following table provides information related to employee options exercised by the named executive officers during the 2006 fiscal year and number and value of such options held at fiscal year-end.

	Shares Acquired	Value	Number of Securities Underlying Unexercised Options at Fiscal Year- End (#)		Value of Unexercised In-the-Money Options at Fiscal Year- End ($) (1)
Name	on Exercise (#)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Andrew Hidalgo	-	-	126,690	-	$290,120	-
Donald Walker	-	-	38,007	-	87,036	-
Gary Walker	-	-	17,736	-	40,615	-
James Heinz	-	-	38,007	-	87,036	-
Joseph Heater	-	-	63,345	-	145,060	-
Richard Schubiger	-	-	38,007	-	87,036	-

(1). Value based on the closing price of $8.43 per share on April 28, 2006, less the option exercise price.

 Code of Ethics

WPCS adopted a Code of Ethics for its officers, directors and employees. A copy of the Code of Ethics is incorporated by reference as an exhibit.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of July 14, 2006:

•	by each person who is known by us to beneficially own more than 5% of our common stock;

•	by each of our officers and directors; and

•	by all of our officers and directors as a group.

	Number of		Percentage of
Name And Address Of Beneficial Owner (1)	Shares Owned (2)		Class (3)

Andrew Hidalgo	485,074	(4)	8.70%
Joseph Heater	131,679	(4)	2.43%
Donald Walker	54,674	(4)	1.02%
James Heinz	107,531	(4)	2.01%
Richard Schubiger	48,007	(4)	*
Norm Dumbroff	92,738	(4)	1.74%
Neil Hebenton	23,988	(4)	*
Gary Walker	114,051	(4)	2.14%
William Whitehead	30,155	(4)	*
All Officers and Directors as a Group (9 persons)	1,087,897	(4)	18.23%

Special Situations Private Equity Fund, L.P.	1,110,236	(5)	19.09%
153 E. 53rd Street, 55th Floor
New York, NY 10022
Special Situations Fund III QP, L.P.	1,047,485	(5)	17.56%
527 Madison Avenue, Suite 2600
New York, NY 10022
Special Situations Fund III LP.	520,256	(5)	9.72%
527 Madison Avenue, Suite 2600
New York, NY 10022
Zander Capital Management, LLC.	310,494	(6)	5.86%
152 West 57th Street
New York, NY 10019

___________

* Less than 1%.

(1)   The address for each of our officers and directors is One East Uwchlan Avenue, Exton, PA 19341.
(2)   Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of July 14, 2006 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.
(3)   Percentage based on 5,294,565 shares of common stock outstanding.
(4)   Includes the following number of shares of common stock which may be acquired by certain officers and directors through the exercise of stock options which were exercisable as of July 14, 2006 or become exercisable within 60 days of that date: Andrew Hidalgo, 280,857 shares; Joseph Heater, 131,679 shares; Donald Walker, 54,674 shares; James Heinz, 48,007 shares; Richard Schubiger, 48,007 shares; Norm Dumbroff, 21,904 shares; Neil Hebenton, 23,988; Gary Walker, 36,487 shares; William Whitehead, 28,155 shares; and all officers and directors as a group, 673,758 shares.
(5)   Includes the following number of shares of common stock which may be acquired through the exercise of common stock purchase warrants which were exercisable as of July 14, 2006 or become exercisable within 60 days of that date: Special Situations Private Equity Fund, L.P., 520,834 shares, Special Situations Fund III QP, L.P., 670,405 shares, and Special Situations Fund III, LP, 58,762 shares.
(6)   Information based on Schedule 13-G filed on May 5, 2006 by Zander Capital Management, LLC.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about the shares of the Company's common stock that may be issued upon the exercise of options granted to employees under the 2002 Stock Option Plan, which were approved by the Board of Directors, the 2006 Incentive Stock Plan approved by the Board of Directors and shareholders, as well as certain shares that may be issued upon the exercise of options under the 2002 Stock Option Plan, that were issued to consultants, which were not approved by the Board of Directors.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (1)
Equity compensation plan approved by security holders (1)	402,932	$7.87	2,484

Equity compensation plan approved by security holders (2)	383,500	$6.16	16,500

Equity compensation plan not approved by security holders	-	-	-

Total	786,432	$7.04	18,984

(1)
The Company established a nonqualified stock option plan pursuant to which options to acquire a maximum of 416,667 shares of the Company's common stock were reserved for grant (the “2002 Plan”). As of April 30, 2006, included above in the 2002 Plan are 373,765 shares issuable upon exercise of options granted to employees and directors, and 29,167 granted to outside consultants for services rendered to the company.

(2)
The Company established the 2006 Incentive Stock Plan, under which 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. As of April 30, 2006, 383,500 shares were issuable upon exercise of options granted to employees and directors.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At the time of the following transactions, there were no affiliations between us and the other parties. As a result of these transactions, the other parties became affiliates. The obligations resulting from these transactions were ongoing after the close, resulting in payoffs to the other parties who became affiliates.

In connection with the acquisition of Walker Comm, we assumed a lease with a living trust established by Gary Walker, one of our Directors, who is the trustee and whose heirs are the beneficiaries of the trust. The lease is for a building and land located in Fairfield, California, which is occupied by our Walker Comm subsidiary. The lease calls for monthly rental payments of $4,642, with annual increases, calculated using the San Francisco-Oakland-San Jose Consolidated Metropolitan Statistical Area Consumer Price Index. For each of the fiscal years ended April 30, 2006, and 2005, the rent paid for this lease was $88,000. We believe the terms of this lease are no less favorable than those which could have been obtained between unrelated parties for similar transactions acting at arm’s length.

On August 22, 2003, we acquired all of the outstanding shares of Clayborn, our wholly owned subsidiary, in exchange for an aggregate $900,000 cash consideration and 68,871 newly issued shares of our common stock. The Clayborn stockholders consisted of David Gove, the former President of Clayborn, and his spouse. An additional $1,100,000 is due by September 30, 2007, payable in quarterly distributions, by payment to the Clayborn stockholders of 50% of the quarterly post tax profits, as defined, of Clayborn and a final payment of any remaining balance on that date. Through April 30, 2006, payments of $204,000 have been made to the former Clayborn stockholders and the total remaining due is $896,000.

On April 2, 2004, we acquired all of the issued and outstanding common stock of Heinz. We acquired all of the issued and outstanding shares of Heinz from James Heinz, our Executive Vice President, for $1,000,000, as follows: (1) $700,000 of our common stock, based on the closing price of our common stock on March 30, 2004 of $11.76 per share, for an aggregate of 59,524 newly issued shares of our common stock and (2) $300,000 total cash consideration, of which $100,000 was paid at closing and a $200,000 non-interest bearing promissory note was issued. Of the $200,000, $75,000 was paid in April 2005, $75,000 was paid in April 2006 and $50,000 is payable in April 2007.

On November 24, 2004, we acquired all of the issued and outstanding common stock of Quality, of which Richard Schubiger, our Executive Vice President, owned 33.33%. The aggregate consideration we paid to the Quality selling stockholders, net of acquisition transaction costs, was $7,457,913, of which $6,700,000 was paid pro rata to the Quality stockholders at closing. Additional purchase price adjustments of $757,913 were paid in June 2005 to settle working capital adjustments and income tax reimbursements related to our Internal Revenue Code Section 338(h)(10) election. For income tax purposes, this election results in a stepped up basis of assets and liabilities and will result in future income tax deductions.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

Exhibits:

3.1	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s registration statement on Form SB-2, filed April 7, 2006.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of WPCS International Incorporated’s registration statement on Form SB-2, filed April 7, 2006.

4.1	Certificate of Designation of Series A Convertible Preferred Stock, incorporated by reference to Exhibit 4.1 of wowtown.com, Inc.’s Form SB-2, filed June 8, 2000.

4.2	Certificate of Designation of Series B Convertible Preferred Stock, incorporated by reference to Exhibit 4.2 of WPCS International Incorporated’s Annual Report on Form 10-KSB, filed July 29, 2002.

4.3	Certificate of Designation of Series C Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 of WPCS International Incorporated’s Annual Report on Form 10-KSB, filed August 14, 2003.

4.4	2002 Employee Stock Option Plan, incorporated by reference to Exhibit 4.4 of WPCS International Incorporated’s Annual Report on Form 10-KSB, filed August 14, 2003.

4.5	Form of 2003 Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.5 of WPCS International Incorporated’s Annual Report on Form 10-KSB, filed August 14, 2003.

4.6	2006 Incentive Stock Plan, incorporated by reference to Exhibit 4.2 of WPCS International Incorporated’s registration statement on Form S-8, filed September 21, 2005.

10.1
Employment Agreement by and between WPCS International Incorporated and Andrew Hidalgo, dated as of February 1, 2004, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s registration statement on Form SB-2/A, filed April 30, 2004.

10.2
Employment Agreement by and among WPCS International Incorporated, Walker Comm, Inc, and Donald Walker, incorporated by reference to Exhibit 10.3 of WPCS International Incorporated’s Annual Report on Form 10-KSB, filed August 14, 2003.

10.3
Employment Agreement by and among WPCS International Incorporated, Walker Comm, Inc, and Gary Walker, incorporated by reference to Exhibit 10.4 of WPCS International Incorporated’s Annual Report on Form 10-KSB, filed August 14, 2003.

10.4
Employment Agreement by and between WPCS International Incorporated and Joseph Heater, dated as of June 1, 2005, incorporated by reference to Exhibit 10.4 of WPCS International Incorporated’s Annual Report on Form 10-KSB, filed July 29, 2005.

10.5
Employment Agreement by and between Heinz Corporation and James Heinz, dated as of April 1, 2004, incorporated by reference to Exhibit 10.12 of WPCS International Incorporated’s registration statement on Form SB-2/A, filed April 30, 2004.

10.6
Employment Agreement by and between Quality Communications & Alarm Company, Inc. and Richard Schubiger, dated as of August 1, 2005, incorporated by reference to Exhibit 10.6 of WPCS International Incorporated’s registration statement on Form SB-2, filed February 8, 2006.

10.7
Agreement and Plan of Merger by and among Phoenix Star Ventures, Inc., WPCS Acquisition Corp., a Delaware corporation, WPCS Holdings, Inc., a Delaware corporation, and Andy Hidalgo, dated as of May 17, 2002, incorporated by reference to Exhibit 1 of WPCS International Incorporated’s Current Report on Form 8-K/A, filed June 12, 2002.

10.8
Agreement and Plan of Merger by and among WPCS International Incorporated, Invisinet Acquisitions Inc., Invisinet, Inc., J. Johnson LLC and E. J. von Schaumburg made as of the 13th day of November, 2002, incorporated by reference to Exhibit 3 of WPCS International Incorporated’s Current Report on Form 8-K, filed November 27, 2002.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

10.9	Amendment to Invisinet Bonus Agreement, dated as of May 27, 2003, incorporated by reference to Exhibit 10.8 of WPCS International Incorporated’s Annual Report on Form 10-KSB, filed August 14, 2003.

10.10
Agreement and Plan of Merger by and among WPCS International Incorporated, Walker Comm Merger Corp., Walker Comm, Inc., Donald C. Walker, Gary R. Walker, and Tanya D. Sanchez made as of the 30th day of December, 2002, incorporated by reference to Exhibit 10.10 of WPCS International Incorporated’s registration statement on Form SB-2, filed February 8, 2006.

10.11
Agreement and Plan of Merger by and among WPCS International Incorporated, Clayborn Contracting Acquisition Corp., Clayborn Contracting Group, Inc., David G. Gove and Sharon Gove made as of the 22nd day of August, 2003, incorporated by reference to Exhibit 3 of WPCS International Incorporated’s Current Report on Form 8-K, filed August 29, 2003.

10.12
Agreement and Plan of Merger by and among WPCS International Incorporated, Heinz Acquisition Corp., Heinz Corporation and James Heinz made as of the 2nd day of April, 2004, incorporated by reference to Exhibit 3 of WPCS International Incorporated’s Current Report on Form 8-K, filed April 9, 2004.

10.13
Stock Purchase Agreement by and among WPCS International Incorporated and Richard Schubiger, Matthew Haber and Brian Fortier, dated as of November 24, 2004, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s current report on Form 8-K, filed November 30, 2004.

10.14
Form of Securities Purchase Agreement, dated as of November 16, 2004, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s current report on Form 8-K, filed November 19, 2004.

10.15
Form of Common Stock Purchase Warrant, dated as of November 16, 2004, incorporated by reference to Exhibit 10.2 of WPCS International Incorporated’s current report on Form 8-K, filed November 19, 2004.

10.16
Form of Registration Rights Agreement, dated as of November 16, 2004, incorporated by reference to Exhibit 10.3 of WPCS International Incorporated’s current report on Form 8-K, filed November 19, 2004.

10.17
Credit Agreement by and among WPCS International Incorporated, Clayborn Contracting Group, Inc., Heinz Corporation, Invisinet, Inc., Quality Communications & Alarm Company, Inc., Walker Comm, Inc. and Bank Leumi USA, dated as of June 3, 2005, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s current report on Form 8-K, filed June 8, 2005.

10.18	Form of Security Agreement with Bank Leumi, dated as of June 3, 2005, incorporated by reference to Exhibit 10.2 of WPCS International Incorporated’s current report on Form 8-K, filed June 8, 2005.

10.19	Purchase Agreement, dated as of April 11, 2006, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s current report on Form 8-K, filed April 12, 2006.

10.20	Waiver, dated as of April 11, 2006, incorporated by reference to Exhibit 10.2 of WPCS International Incorporated’s current report on Form 8-K, filed April 12, 2006.

10.21
Stock Purchase Agreement, dated as of June 7, 2006, by and among WPCS International Incorporated, New England Communications Systems, Inc., Myron Polulak, Carolyn Windesheim and Gary Tallmon, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s current report on Form 8-K, filed June 9, 2006.

10.22
Employment Agreement, dated as of June 7, 2006, between New England Communications Systems, Inc. and Myron Polulak, incorporated by reference to Exhibit 10.2 of WPCS International Incorporated’s current report on Form 8-K, filed June 9, 2006.

10.23
Employment Agreement, dated as of June 7, 2006, between New England Communications Systems, Inc. and Carolyn Windesheim, incorporated by reference to Exhibit 10.3 of WPCS International Incorporated’s current report on Form 8-K, filed June 9, 2006.

10.24
Stock Purchase Agreement, dated as of July 19, 2006, by and among WPCS International Incorporated, Southeastern Communication Service, Inc., Daniel G. Lester, Christopher P. Lester, Michael D. Lester, Thomas A. Lester, Karl F. Eickemeyer and Anthony Ankersmit, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s current report on Form 8-K, filed July 20, 2006.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

14	Code of Ethics and Business Conduct, incorporated by reference to Exhibit 14 of WPCS International Incorporated’s annual report on Form 10-KSB, filed August 14, 2003.

21.1	Subsidiaries of the registrant, incorporated by reference to Exhibit 21.1 of WPCS International Incorporated’s registration statement on Form SB-2, filed February 8, 2006.

23.1	Consent of J.H. Cohn LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended April 30, 2006 and 2005, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $250,161 and $133,000, respectively.

Audit Related Fees. We incurred fees to our independent auditors of $57,150 and $39,473, respectively, for audit related fees during the fiscal years ended April 30, 2006 and 2005.

Tax Fees. We incurred fees to our independent auditors of $0 and $3,900, respectively, for tax compliance services during the fiscal years ended April 30, 2006 and 2005.

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal auditor’s independence.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WPCS INTERNATIONAL INCORPORATED

Date: July 27, 2006	By: /s/ ANDREW HIDALGO Andrew Hidalgo
Chief Executive Officer (Principal Executive Officer)

Date: July 27, 2006	By: /s/ JOSEPH HEATER Joseph Heater
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ ANDREW HIDALGO Andrew Hidalgo	Chairman of the Board	July 27, 2006

/s/ NORM DUMBROFF Norm Dumbroff	Director	July 27, 2006

/s/ NEIL HEBENTON Neil Hebenton	Director	July 27, 2006

/s/ GARY WALKER Gary Walker	Director	July 27, 2006

/s/ WILLIAM WHITEHEAD William Whitehead	Director	July 27, 2006