Form 10-Q
period 2006-07-31
WPCS INTERNATIONAL INC
filed 2006-09-14
CIK 1086745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended July 31, 2006
OR
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ] accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

As of September 11, 2006, there were 5,494,853 shares of registrant’s common stock outstanding.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Condensed consolidated balance sheets at July 31, 2006 (unaudited) and April 30, 2006	3 - 4

		Condensed consolidated statements of operations for the three months ended July 31, 2006 and 2005 (unaudited)	5

		Condensed consolidated statements of shareholders’ equity for the three months ended July 31, 2006 (unaudited)	6

		Condensed consolidated statements of cash flows for the three months ended July 31, 2006 and 2005 (unaudited)	7

		Notes to unaudited condensed consolidated financial statements	8 - 16

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-24

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	25

	ITEM 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

	ITEM 1	Legal proceedings	27
	ITEM 1A	Risk factors	27
	ITEM 2	Unregistered sales of equity securities and use of proceeds	27
	ITEM 3	Defaults upon senior securities	27
	ITEM 4	Submission of matters to a vote of security holders	27
	ITEM 5	Other information	28
	ITEM 6	Exhibits	28

	SIGNATURES		29

	CERTIFICATIONS		30-33

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
ASSETS	2006	2006
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$7,136,295	$12,279,646
Accounts receivable, net of allowance of $98,786 and $104,786 at July 31, 2006 and April 30, 2006, respectively	16,249,084	12,141,789
Costs and estimated earnings in excess of billings on uncompleted contracts	2,466,888	1,441,977
Inventory	1,757,804	1,204,540
Prepaid expenses and other current assets	696,470	286,625
Deferred income taxes	41,000	78,000
Total current assets	28,347,541	27,432,577

PROPERTY AND EQUIPMENT, net	2,013,477	1,352,216

CUSTOMER LISTS, net	786,305	864,388

GOODWILL	19,077,318	14,239,918

DEBT ISSUANCE COSTS, net	97,943	111,091

DEFERRED INCOME TAXES	55,000	51,000

OTHER ASSETS	586,870	71,128

Total assets	$50,964,454	$44,122,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	July 31,	April 30,
LIABILITIES AND SHAREHOLDERS' EQUITY	2006	2006
	(Unaudited)	(Note 1)
CURRENT LIABILITIES:
Current portion of capital lease obligation	$21,595	$-
Current portion of loans payable	276,276	231,065
Accounts payable and accrued expenses	6,683,344	4,989,861
Billings in excess of costs and estimated earnings on uncompleted contracts	1,694,044	1,085,312
Deferred revenue	539,757	128,052
Due to shareholders	318,109	381,377
Income taxes payable	592,166	420,066
Deferred income taxes	18,000	21,000
Total current liabilities	10,143,291	7,256,733

Borrowings under line of credit	4,437,446	3,000,000
Loans payable, net of current portion	310,359	256,692
Due to shareholders, net of current portion	512,891	514,623
Deferred income taxes	477,000	531,000
Total liabilities	15,880,987	11,559,048

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued	-	-

Common stock - $0.0001 par value, 75,000,000 shares authorized, 5,494,853 and 5,264,284 shares issued and outstanding at July 31, 2006 and April 30, 2006, respectively	549	526
Additional paid-in capital	35,130,877	33,525,130
Accumulated deficit	(47,959)	(962,386)

Total shareholders' equity	35,083,467	32,563,270

Total liabilities and shareholders' equity	$50,964,454	$44,122,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	July 31,
	2006	2005
		(Notes 1 and 2)

REVENUE	$16,436,278	$12,171,639

COSTS AND EXPENSES:
Cost of revenue	11,691,468	9,130,091
Selling, general and administrative expenses	3,096,322	2,263,955
Depreciation and amortization	233,649	211,467

Total costs and expenses	15,021,439	11,605,513

OPERATING INCOME	1,414,839	566,126

OTHER EXPENSE (INCOME):
Interest expense	79,934	46,349
Interest income	(100,535)	(7,584)
Loss on change in fair value of warrants	-	4,110,594

INCOME (LOSS) BEFORE INCOME TAX PROVISION	1,435,440	(3,583,233)

Income tax provision	521,013	212,083

NET INCOME (LOSS)	$914,427	($3,795,316)

Basic net income (loss) per common share	$0.17	($0.99)

Diluted net income (loss) per common share	$0.16	($0.99)

Basic weighted average number of common shares outstanding	5,316,482	3,821,385

Diluted weighted average number of common shares outstanding	5,668,242	3,821,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JULY 31, 2006
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE, MAY 1, 2006	-	$-	5,264,284	$526	$33,525,130	($962,386)	$32,563,270

Issuance of common stock, acquistion of
Southeastern Communication Service, Inc.	-	-	200,288	20	1,399,993	-	1,400,013

Net proceeds from exercise of warrants	-	-	30,281	3	197,872	-	197,875

Fair value of stock options granted to employees	-	-	-	-	7,882	-	7,882

Net income	-	-	-	-	-	914,427	914,427

BALANCE, JULY 31, 2006	-	$-	5,494,853	$549	$35,130,877	($47,959)	$35,083,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	July 31,
	2006	2005
OPERATING ACTIVITIES :		(Notes 1 and 2)
Net income (loss)	$914,427	$(3,795,316)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	233,649	211,467
Fair value of stock options granted to employees	7,882	-
Change in fair value of warrant liability	-	4,110,594
Provision for doubtful accounts	(6,000)	-
Amortization of debt issuance costs	13,148	8,613
Deferred income taxes	(24,000)	(60,000)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,164,817)	120,817
Costs and estimated earnings in excess of billings on uncompleted contracts	(603,295)	(520,167)
Inventory	(13,368)	66,962
Prepaid expenses and other current assets	(333,097)	(299,079)
Other assets	(503,704)	(10,112)
Accounts payable and accrued expenses	35,553	(602,639)
Billings in excess of costs and estimated earnings on uncompleted contracts	452,227	244,774
Deferred revenue	318,910	29,654
Income taxes payable	174,400	248,843
NET CASH USED IN OPERATING ACTIVITIES	(498,085)	(245,589)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(230,104)	(99,705)
Acquisition transaction costs	-	(4,303)
Acquisition of NECS, net of cash received	(4,264,059)	-
Acquisition of SECS, net of cash received	(1,439,055)	-
NET CASH USED IN INVESTING ACTIVITIES	(5,933,218)	(104,008)

FINANCING ACTIVITIES:
Net proceeds from exercise of warrants	197,875	-
Debt issuance costs	-	(158,787)
Borrowings under lines of credit, net	1,437,446	2,617,719
Repayments of loans payable	(279,226)	(31,260)
Repayments of amounts due to shareholders	(65,000)	(757,913)
Payments of capital lease obligations	(3,143)	(674)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,287,952	1,669,085
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,143,351)	1,319,488
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,279,646	989,252
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,136,295	$2,308,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                                                 WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q of Article 10 of Regulation S-Xand do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2006 included in the Company’s Annual Report on Form 10-KSB. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Operating results for the three month period ended July 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2007. Certain reclassifications have been made to prior period financial statements to conform to the current presentation. The amounts for the April 30, 2006 balance sheet have been extracted from the audited consolidated financial statements included in Form 10-KSB for the year ended April 30, 2006.

The accompanying unaudited condensed consolidated financial statements include the accounts of WPCS International Incorporated ("WPCS") and its wholly owned subsidiaries, WPCS Incorporated , Invisinet Inc. ("Invisinet"), Walker Comm Inc. ("Walker"), Clayborn Contracting Group, Inc. (“Clayborn”), Heinz Corporation (“Heinz”), Quality Communications & Alarm Company (“Quality”), New England Communication Systems, Inc. (“NECS”) from June 1, 2006 (date of acquisition) and Southeastern Communication Service, Inc. (“SECS”) from July 19, 2006 (date of acquisition), collectively the "Company".

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

Effective June 1, 2006, the Company acquired NECS, a Connecticut corporation, for approximately $4,334,000 in cash, subject to adjustment. NECS was acquired pursuant to a Stock Purchase Agreement among WPCS International Incorporated, NECS, and the shareholders of NECS. Based on the preliminary net assets acquired from NECS, the Company has recognized goodwill and other intangible assets of approximately $3,332,000. Upon completion of a formal purchase price allocation, there may be a decrease or increase in the amount assigned to goodwill and a corresponding increase or decrease in tangible or intangible assets.

Effective July 19, 2006, the Company acquired SECS of Sarasota, Florida for $1,620,000 in cash, subject to adjustment, and 200,288 shares of the Company’s common stock having a value of $1,400,000. SECS was acquired pursuant to a Stock Purchase Agreement among WPCS International Incorporated, SECS, and the shareholders of SECS. Based on the preliminary net assets acquired from SECS, the Company has recognized goodwill and other intangible assets of approximately $1,506,000. Upon completion of a formal purchase price allocation, there may be a decrease or increase in the amount assigned to goodwill and a corresponding increase or decrease in tangible or intangible assets.

  WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - EQUITY ISSUED WITH REGISTRATION RIGHTS

On November 16, 2004, the Company completed a private placement with certain investors for an aggregate of 2,083,887 shares of its common stock and 2,083,887 common stock purchase warrants for $10,000,000. Under the terms of the sale, the investors were granted certain registration rights that provided for liquidated damages in the event the Company failed to timely perform under the registration rights agreements.

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

For the three months ended July 31, 2005, the warrant liability increased by $4,110,594, due to the increase in the market value of the Company’s common stock, resulting in the Company recording a non-cash loss on fair value of warrants during the period. The non-cash loss on warrants had no effect on the Company’s cash flows or liquidity.

On April 11, 2006, the Company entered into a waiver agreement with the institutional investors related to this private placement. Under the waiver, the parties agreed to modify the registration rights agreement associated with the common stock and warrants issued in November 2004 affected by EITF 00-19, thereby eliminating the penalty provisions that could have resulted from not maintaining an effective registration statement related to these common shares and shares underlying the warrants, and eliminating any similar non-cash charges in subsequent fiscal years.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements follows (additional policies are set forth in the Company’s Annual Report on Form 10-KSB):

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

The Company determines the fair value of the reporting units for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. The Company performs its annual impairment test during the fourth quarter absent any interim impairment indicators.

                                                                                                  WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in goodwill during the three months ended July 31, 2006:

Beginning balance, May 1, 2006	$14,239,918
NECS acquisition -subject to appraisal adjustments	3,331,829
SECS acquisition -subject to appraisal adjustments	1,505,571

Ending balance, July 31, 2006	$19,077,318

Revenue Recognition

The Company generates its revenue by providing engineering and deployment services for wireless infrastructure services and specialty communication systems. The Company provides a range of services including site design, spectrum analysis, engineering, trenching, electrical work, structured cabling, product integration, testing and project management.

The Company primarily records revenue and profit on a percentage-of-completion basis using the cost-to-cost method. Contracts in process are valued at cost plus accrued profits less earned revenues and progress payments on uncompleted contracts. Contracts are generally considered substantially complete when engineering is completed and/or site construction is completed.

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

The Company also recognizes certain revenue when equipment is delivered or the services have been provided to the customer. For maintenance contracts, revenue is recognized ratably over the service period.

Earnings (Loss) Per Share

Earnings (loss) per common share is computed pursuant to SFAS No. 128, "Earnings Per Share" (“EPS”). Basic income (loss) per common share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock options and warrants . At July 31, 2006, the Company had 752,419 stock options and 2,160,317 warrants outstanding which are potentially dilutive securities. For the three months ended July 31, 2006, 134,982 options and 275,970 warrants were not included in the computation of fully diluted earnings per share, because the stock option and warrant exercise prices exceeded the market price of common stock and, therefore, the effects would be antidilutive. The assumed conversion of the remaining 617,437 stock options and 1,884,347 warrants resulted in a 351,759 share increase in weighted average shares for fully diluted earnings per share.

At July 31, 2005, the Company had 445,260 stock options and 2,572,171 warrants outstanding which were potentially dilutive securities. For the three months ended July 31, 2005, basic and diluted EPS is the same price since the effect of the assumed exercise of stock options and warrants would be anitdilutive.

Stock-Based Compensation

SFAS 123(R) (revised December 2004), Share-Based Payment, an amendment of SFAS 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As a result of the amendments to SFAS 123, the Company is required to expense the fair value of employee stock options beginning with its fiscal year ending April 30, 2007. The revised standard requires the Company to expense the fair value of employee stock options and other share-based payments over the service period.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. The most significant estimates relate to the calculation of percentage-of-completion on uncompleted contracts, allowance for doubtful accounts, valuation of inventory, useful life of customer lists, deferred tax valuation allowance, the fair values of the assets and liabilities of purchased businesses and the factors related to determining if goodwill is impaired. Actual results will likely differ from those estimates.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FAS No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact of FIN 48 on the Company’s condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.

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

NECS

Effective June 1, 2006, the Company acquired all of the issued and outstanding common stock of NECS. The aggregate consideration paid by the Company to the NECS selling shareholders, net of acquisition transaction costs of $59,821, was $4,333,987, subject to adjustment. In addition, for each $2.00 of earnings before interest and taxes for the calendar year ending December 31, 2006, the NECS shareholders shall be paid aggregate additional consideration of $1.00, up to a maximum of $468,000. At the Company’s option, any amount of consideration due to be paid may be paid in cash or shares of the Company’s common stock (valued at the last sale price of the common stock on the date two days prior to the date the payment is due). In connection with the acquisition, NECS entered into employment agreements with two of the shareholders, each for a period of two years and a consulting agreement with one of the shareholders for a period of seven years.

The acquisition of NECS provides the Company with additional project engineering expertise for specialty communication systems, broadens the Company’s customer base especially in the public safety and gaming markets, including the Massachusetts State Police, University of Connecticut and Foxwoods Resort Casino, and expands the Company’s geographic presence in New England.

Based on the preliminary information currently available, the acquisition resulted in goodwill and other intangible assets of approximately $3,332,000. Upon completion of a formal purchase price allocation, there may be a decrease or increase in the amount assigned to goodwill and a corresponding increase or decrease in tangible or other intangible assets. As such, amortization expense related to these intangible assets has not been recorded, and is not expected to have a material effect on the financial statements for the three months ended July 31, 2006.

The preliminary purchase price allocation has been determined as follows:

Assets purchased:
Cash	$129,749
Accounts receivable	990,860
Inventory	442,800
Prepaid expenses	33,237
Fixed assets	359,960
Other assets	3,455
Goodwill and other intangible assets	3,331,829
5,291,890
Liabilities assumed:
Accounts payable	(747,379)
Accrued expenses	(31,162)
Deferred revenue	(94,803)
Notes payable	(24,738)
(898,082)
Purchase price	$4,393,808

SECS

Effective July 19, 2006, the Company acquired all of the issued and outstanding common stock of SECS. The aggregate consideration paid by the Company to the SECS selling shareholders, net of acquisition transaction costs of $19,067, was $3,020,013, of which $1,620,000 was paid in cash at closing, and the Company issued 200,288 shares of common stock valued at approximately $1,400,000. The Company filed a registration statement with the SEC on August 14, 2006 to register the shares of common stock issued to the former SECS shareholders, which was declared effective by the SEC on August 24, 2006. In connection with the acquisition, SECS entered into employment agreements and a consulting agreement with certain officers or former officers of SECS.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The acquisition of SECS provides the Company with additional project engineering expertise for wireless infrastructure services, broadens the Company’s customer base of corporate, government and educational clients, including the National Oceanic and Atmospheric Administration (NOAA), Verizon, BellSouth, Comcast, Time Warner, University of Florida and Puerto Rico Telephone, and expands the Company’s geographic presence in the Southeastern United States.

Based on the preliminary information currently available, the acquisition resulted in goodwill and other intangible assets of approximately $1,506,000. Upon completion of a formal purchase price allocation, there may be a decrease in the amount assigned to goodwill and a corresponding increase in tangible or other intangible assets. As such, amortization expense related to these intangible assets has not been recorded, and is not expected to have a material effect on the financial statements for the three months ended July 31, 2006.

The preliminary purchase price allocation has been determined as follows:

Assets purchased:
Cash	$200,012
Accounts receivable	1,945,618
Inventory	97,096
Prepaid expenses	51,694
Costs in excess of billings	421,616
Fixed assets	226,764
Other assets	400
Goodwill and other intangible assets	1,505,571
4,448,771
Liabilities assumed:
Accounts payable	(726,930)
Accrued expenses	(75,160)
Pension plan payable	(75,000)
Notes payable	(378,103)
Billings in excess of billings	(154,498)
(1,409,691)
Purchase price	$3,039,080

Pro forma Information

The following unaudited pro forma financial information presents the combined results of operations of the Company, NECS and SECS for the three months ended July 31, 2006 and 2005 as if the acquisitions had occurred at the beginning of the period, after giving effect to certain adjustments, including the issuance of the Company’s common stock described above to finance the acquisition of SECS. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, NECS and SECS been a single entity during this period.

                                                                                                 WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated pro forma
	Three months ended
	July 31, 2006	July 31, 2005

Revenues	$19,600,179	$15,870,695

Net income (loss)	$969,521	($3,914,102)

Basic net income (loss) per share	$0.18	($0.97)
Diluted net income (loss) per share	$0.17	($0.97)

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following at July 31, 2006:

Costs incurred on uncompleted contracts	$30,385,998
Estimated contract profit	8,052,317
38,438,315
Less: billings to date	37,665,471
Net excess of costs	$772,844

Costs and estimated earnings in excess of billings	$2,466,888
Billings in excess of costs and estimated earnings
on uncompleted contracts	(1,694,044)
Net excess of costs	$772,844

NOTE 6 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of Walker, the Company assumed a ten-year lease with a trust, of which, a certain officer of the Company is the trustee, for a building and land located in Fairfield, California, which is occupied by its Walker subsidiary. For each of the three months ended July 31, 2006 and 2005, the rent paid for this lease was $22,000.

In connection with the acquisition of Clayborn, an additional $1,100,000 is due by September 30, 2007, payable in quarterly distributions to the Clayborn shareholders, by payment of 50% of the quarterly post tax profits, as defined, of Clayborn and the payment of the remainder on that date. Through July 31, 2006, payments of $269,000 have been made to the former Clayborn shareholders and the total remaining due is $831,000.

In connection with the acquisition of Heinz, a $200,000 non-interest bearing promissory note was issued. Of the $200,000, $75,000 was paid in April 2005, $75,000 was paid in April 2006 and $50,000 is payable on April 30, 2007.

In connection with the acquisition of Quality, approximately $758,000 of additional purchase price consideration was paid to the selling shareholders in June 2005 to settle working capital adjustments and income tax reimbursements related to the shareholders electing to make an Internal Revenue Service 338 (h) (10) election.

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

Under the terms of the Credit Agreement, as amended, the Company was permitted to borrow up to $5,000,000 under the revolving credit line, based upon eligible receivables as of July 31, 2006. As of July 31, 2006, the outstanding balance was $4,437,446. Loans under the Credit Agreement bear interest at a rate equal to either the bank’s reference rate plus one half (0.5%) percent, or LIBOR plus two and three-quarters (2.75%) percent, as the Company may request (8.000% as of July 31, 2006). The Company paid a facility fee to the bank of $50,000 on the closing date. In addition to the loan, a $500,000 letter of credit was also re-issued in favor of Walker’s surety bonding company as collateral for performance and payment bonds.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Credit Agreement contains customary covenants, including but not limited to (i) restrictions on the permitted ratio of total unsubordinated liabilities to tangible net worth plus subordinated indebtedness, (ii) the Company's total tangible net worth, (iii) working capital, (iv) minimum earnings before interest, taxes, depreciation and amortization, and the change in the warrant liability and (v) dividend restrictions. As of July 31, 2006, the Company was in compliance with the credit agreement covenants. The loan commitment expires on August 31, 2008. The Company may prepay the loan at any time.

NOTE 8 - STOCK-BASED COMPENSATION

In September 2005, the Company adopted the 2006 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options. Under the 2006 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. These shares were registered under Form S-8. Under the terms of the 2006 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant. These options generally vest based on between 1 to 3 years of continuous service and have 5-year contractual terms. Through July 31, 2006, options to purchase 388,500 shares were granted at exercise prices ranging from $6.14 to $7.27. At July 31, 2006, there were 11,500 options to purchase shares available for issuance under the 2006 Incentive Stock Plan.

In March 2003, the Company established a stock option plan pursuant to which options to acquire a maximum of 416,667 shares of the Company's common stock were reserved for grant (the "2002 Plan"). These shares were registered under Form S-8. Under the terms of the 2002 Plan, the options are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. These options generally vest based on between 1 to 3 years of continuous service and have 5-year contractual terms. At July 31, 2006, there were 41,497 shares available for grant under the 2002 Plan.

Prior to May 1, 2006, the Company accounted for stock-based employee compensation under the recognition provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees and related interpretations. Effective May 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) (revised December 2004), Share-Based Payment, an amendment of SFAS 123, Accounting for Stock-Based Compensation, for stock-based employee compensation, using the modified prospective transition method. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), to provide guidance regarding the adoption of SFAS 123(R), and then amended the compliance date for SFAS 123R to begin with the first fiscal year beginning on or after December 15, 2005. Under SFAS 123(R), the Company is required to recognize compensation cost for share-based compensation issued to employees, net of estimated forfeitures, under share-based compensation plans using a fair value method. Using the modified prospective transition method, compensation expense recognized for the three months ended July 31, 2006 includes (a) compensation cost for all share-based payments granted subsequent to May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R) and (b) compensation cost for all share-based payments granted prior to, but not yet vested as of, May 1, 2006, based on the intrinsic value method. Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on May 1, 2006, the Company’s income before income taxes and net income for the three months ended July 31, 2006 were each approximately $8,000 lower than if it had continued to account for share-based compensation under APB 25. At July 31, 2006, the total compensation cost related to unvested stock options granted to employees under the Company’s stock option plans but not yet recognized was approximately $63,000 and is expected to be recognized over a weighted-average period of 2.4 years. At July 31, 2006 and 2005, the weighted average fair value of stock options granted was $3.44 and $2.06, respectively.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. Compensation cost is then recognized on a straight-line basis over the vesting or service period and is net of estimated forfeitures. The following assumptions were used to compute the fair value of stock options granted during the first quarter:

Risk-free interest rate	4.96%
Expected volatility	62.4%
Expected dividend yield	0.0%
Expected life ( in years)	3.5

                                                                                        WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                                                                         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The risk-free rate is based on the rate of U.S Treasury zero-coupon issues with a remaining term equal to the expected life of the option grants. Expected volatility is based on the historical volatility of the Company’s common stock using the weekly closing price of the Company’s common stock for the two year period prior to the date of grant, pursuant to SAB 107. The expected dividend yield is zero based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was calculated using the simplified method pursuant to SAB 107.

Prior to May 1, 2006, the Company applied the intrinsic value method in accounting for its stock-based compensation plan. Had the Company measured compensation under the fair value-based method for stock options granted and amortized the cost over the related vesting period, the Company’s net income and net income per share would have been as follows:

Three months ended July 31,
2005
Net loss, as reported	($3,795,316)

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(18,343)

Net loss, pro forma	($3,813,659)

Basic and diluted net loss per share
As reported	($0.99)
Pro forma	($1.00)

The following table summarizes stock option activity for the quarter ended July 31, 2006, during which there were no options exercised under the Company’s stock option plans:

	2002 Plan				2006 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, May 1, 2006	402,932	$7.87			383,500	$6.16

Granted	-	-			5,000	7.04
Forfeited/Expired	(39,013)	9.10			-	-

Outstanding, July 31, 2006	363,919	$7.74	3.0	$151,832	388,500	$6.17	4.6	$259,850

Vested and expected
to vest, July 31,2006	362,322	$7.76	2.9	$151,232	387,060	$6.16	4.6	$259,850

Exercisable, July 31,2006	345,625	$7.81	2.9	$144,988	380,000	$6.15	4.6	$259,850

                                                                                        WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                                                                      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - SEGMENT REPORTING

The Company's reportable segments are determined and reviewed by management based upon the nature of the services, the external customers and customer industries and the sales and distribution methods used to market the products. The Company has two reportable segments: wireless infrastructure services and specialty communication systems. Management evaluates performance based upon income (loss) before income taxes. Corporate includes corporate salaries and external professional fees, such as accounting, legal and investor relations costs which are not allocated to the other subsidiaries. Corporate assets include cash, prepaid expenses and deferred tax assets. Segment results for the years ended July 31, 2006 and 2005 are as follows:

	As of/for Three Months Ended July 31, 2006				As of/for Three Months Ended July 31, 2005
	Corporate	Wireless Infrastructure	Specialty Communication	Total	Corporate	Wireless Infrastructure	Specialty Communication	Total

Revenue	$-	$2,685,120	$13,751,158	$16,436,278	$-	$1,564,174	$10,607,465	$12,171,639

Income (loss) before income taxes	($620,377)	$325,999	$1,729,818	$1,435,440	($4,631,997)	$145,254	$903,510	($3,583,233)

Goodwill	$-	$3,987,656	$15,089,662	$19,077,318	$-	$2,482,085	$11,545,227	$14,027,312

Total assets	$4,622,568	$10,459,042	$35,882,844	$50,964,454	$2,171,378	$4,458,593	$25,626,627	$32,256,598

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Specialty communication systems are wireless networks for a specified customer application. In this segment, we can utilize any facet of wireless technology or a combination of various wireless technologies to engineer a cost effective network for a customer’s wireless communication requirement. Customers include corporations, government entities and educational institutions. For the three months ended July 31, 2006, specialty communication systems represented approximately 84% of our total revenue.

Wireless infrastructure services include the design, deployment and maintenance of commercial cellular systems. The primary customers in this category include major wireless service providers such as Sprint Nextel and Cingular. For the three months ended July 31, 2006, wireless infrastructure services represented approximately 16% of our total revenue.

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition:

•
For the three months ended July 31, 2006, the specialty communication systems segment represented approximately 84% of total revenue, and the wireless infrastructure services segment represented approximately 16% of total revenue, which remains consistent with our historical services revenue mix.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•
In connection with the sale of our common stock and warrants to certain investors during the third quarter ended January 31, 2005, we granted certain registration rights that provided for liquidated damages in the event of failure to timely perform under the agreements. During the third quarter of fiscal 2006, we became aware that the SEC had recently announced its preferred interpretation of the accounting for common stock and warrants with registration rights under Emerging Issues Task Force (EITF) 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company’s Own Stock,” and EITF 05-04, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19.” Although the EITF was still reviewing the guidance in EITF 05-04, the SEC concluded that under EITF 00-19, the common stock and warrants subject to registration rights where significant liquidated damages could be required to be paid to the holder of the instrument in the event the issuer fails to maintain the effectiveness of a registration statement for a preset time period does not meet the tests required for shareholders’ equity classification and accordingly, must be reflected as temporary equity in the balance sheet until the conditions are eliminated. Additionally, the fair value of warrants should be recorded as a liability, with an offsetting reduction to shareholders’ equity, adjusted to market value at the end of each period. In analyzing instruments under EITF 00-19, the SEC concluded that the likelihood or probability related to the failure to maintain an effective registration statement is not a factor.

For the three months ended July 31, 2005, the warrant liability increased by $4,110,594, due to the increase in the market value of our common stock, resulting in us recording a non-cash loss on fair value of warrants during the period. The non-cash loss on warrants had no effect on our cash flows or liquidity.

On April 11, 2006, we entered into a waiver agreement with the institutional investors related to this private placement. Under the waiver, the parties agreed to modify the registration rights agreement associated with the common stock and warrants issued in November 2004 affected by EITF 00-19, thereby eliminating the penalty provisions that could have resulted from not maintaining an effective registration statement related to these common shares and shares underlying the warrants, and eliminating any similar non-cash charges in subsequent fiscal years.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended July 31, 2006 Compared to Three Months Ended July 31, 2005

Consolidated results for the three months ended July 31, 2006 and 2005 are as follows. Certain reclassifications have been made to prior year financial statements to conform to the current presentation.

	Three Months Ended
	July 31,
	2006		2005

REVENUE	$16,436,278	100.0%	$12,171,639	100.0%

COSTS AND EXPENSES:
Cost of revenue	11,691,468	71.1%	9,130,091	75.0%
Selling, general and administrative expenses	3,096,322	18.9%	2,263,955	18.6%
Depreciation and amortization	233,649	1.4%	211,467	1.7%

Total costs and expenses	15,021,439	91.4%	11,605,513	95.3%

OPERATING INCOME	1,414,839	8.6%	566,126	4.7%

OTHER EXPENSE (INCOME):
Interest expense	79,934	0.5%	46,349	0.4%
Interest income	(100,535)	(0.6%)	(7,584)	(0.0%)
Loss on change in fair value of warrants	-	0.0%	4,110,594	33.8%

INCOME (LOSS) BEFORE INCOME TAX PROVISION	1,435,440	8.7%	(3,583,233)	(29.5%)

Income tax provision	521,013	3.2%	212,083	1.7%

NET INCOME (LOSS)	$914,427	5.5%	($3,795,316)	(31.2%)

Revenue

Revenue for the three months ended July 31, 2006 was approximately $16,436,000, as compared to approximately $12,172,000 for the three months ended July 31, 2005. The increase in revenue for the period was primarily attributable to organic growth. For the three months ended July 31, 2006, we had two separate customers which comprised 18.8% and 16.3% of total revenue.

Total revenue from the specialty communication segment for the three months ended July 31, 2006 and 2005 was approximately $13,751,000 or 83.7% and $10,607,000 or 87.1% of total revenue, respectively. Wireless infrastructure segment revenue for the three months ended July 31, 2006 and 2005 was approximately $2,685,000 or 16.3% and $1,564,000 or 12.9% of total revenue, respectively.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs. Our cost of revenue was approximately $11,691,000 or 71.1% of revenue for the three months ended July 31, 2006, compared to approximately $9,130,000 or 75.0% for the prior year. The dollar increase in our total cost of revenue is due to the corresponding increase in revenue during the three months ended July 31, 2006, primarily from organic growth. The decrease in cost of revenue as a percentage of revenue is due primarily to the revenue mix attributable to revenue from Walker, Clayborn, Heinz,  Quality and the acquisitions of NECS and SECS.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The specialty communication segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended July 31, 2006 and 2005 was approximately $9,691,000 and 70.5% and $7,981,000 and 75.2%, respectively. As discussed above, the dollar increase in our total cost of revenue is due to the corresponding increase in revenue during the three months ended July 31, 2006 primarily attributable to organic growth. The decrease in cost of revenue as a percentage of revenue is due to the revenue mix attributable to revenue from Walker, Clayborn, Quality and the acquisition of NECS.

Wireless infrastructure segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended July 31, 2006 and 2005 was approximately $2,000,000 and 74.5% and $1,149,000 and 73.5%, respectively. The dollar increase in our total cost of revenue is due to the corresponding increase in revenue during the three months ended July 31, 2006 as a result of organic growth in revenue from Heinz and Invisinet. The increase in cost of revenue as a percentage of revenue is due to the revenue mix attributable to Heinz and Invisinet and the acquisition of SECS.

Selling, General and Administrative Expenses

For the three months ended July 31, 2006, total selling, general and administrative expenses were approximately $3,096,000, or 18.9% of total revenue compared to $2,264,000 or 18.6% of revenue for the same period in the prior year. Included in selling, general and administrative expenses for the three months ended July 31, 2006 are $1,574,000 for salaries, commissions, and payroll taxes. The increase in salaries and payroll taxes compared to the prior year is due to the increase in headcount as a result of the acquisitions of NECS and SECS. Professional fees were $338,000, which include accounting, legal and investor relation fees. Insurance costs were $365,000 and rent for office facilities was $126,000. Automobile and other travel expenses were $222,000 and telecommunication expenses were $60,000. Other selling, general and administrative expenses totaled $411,000. For the three months ended July 31, 2006, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were approximately  $2,145,000 and $325,000, respectively.

For the three months ended July 31, 2005, selling, general and administrative expenses were approximately $2,264,000 or 18.6% of revenue. Included in the selling, general and administrative expenses was $1,161,000 for salaries, commissions and payroll taxes, $238,000 in professional fees and insurance costs of $310,000. Rent for our office facilities amounted to $103,000. Automobile and other travel expenses were $200,000 and telecommunication expenses were $66,000. Other selling, general and administrative expenses totaled $186,000. For the three months ended July 31, 2005, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were approximately  $1,552,000 and $244,000, respectively.

Depreciation and Amortization

For the three months ended July 31, 2006 and 2005, depreciation was approximately $156,000 and $137,000, respectively. The increase in depreciation is due to the purchase of property and equipment and the acquisition of fixed assets from acquiring NECS and SECS. The amortization of customer lists for the three months ended July 31, 2006 was $78,000 as compared to $74,000 for the same period of the prior year. All customer lists are amortized over a period of five to six years from the date of their acquisition.

Loss on Change in Fair Value of Warrants

Loss on change in fair value of warrants for the three months ended July 31, 2005 was approximately $4,111,000. The increase in the loss is due principally to the increase in the market value of our common stock. The loss represents the unrealized non-cash change in the fair value of certain warrants for the quarter, using the Black-Scholes option pricing model. The non-cash loss on fair value of warrants has no impact on our cash flows or liquidity.

Net Income (Loss)

The net income was approximately $914,000 for the three months ended July 31, 2006. Net income is net of federal and state income tax expense of approximately $521,000. The variation in effective tax rates between periods is primarily due to the loss on fair value of warrants described above.

Net loss was approximately $3,795,000 for the three months ended July 31, 2005. Net loss is net of federal and state income tax expense of approximately $212,000.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At July 31, 2006, we had working capital of approximately $18,204,000, which consisted of current assets of approximately $28,348,000 and current liabilities of approximately  $10,144,000.

Operating activities utilized approximately $498,000 in cash for the three months ended July 31, 2006. The sources of cash from operating activities total approximately $2,120,000, comprised of $914,000 net income, $225,000 in net non-cash charges, a $452,000 increase in billings in excess of costs and estimated earnings on uncompleted contracts payable, a $319,000 increase in deferred revenue, a $36,000 increase in accounts payable and accrued expenses, and a $174,000 increase in income taxes payable. The uses of cash from operating activities total approximately $2,618,000, comprised of a $1,165,000 increase in accounts receivable, a $603,000 increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $13,000 increase in inventory and a $837,000 increase in  prepaid expenses and other assets.

Our investing activities utilized approximately $5,933,000 in cash during the three months ended July 31, 2006, which consisted of $230,000 paid for property and equipment, $4,264,000 for the acquisition of NECS, net of cash acquired of approximately $130,000 and $1,439,000 for the acquisition of SECS, net of cash acquired of approximately $200,000 as described in greater detail below.

Our financing activities provided cash of approximately $1,288,000 during the three months ended July 31, 2006. Financing activities include the net proceeds from the exercise of warrants of $198,000, borrowings under lines of credit of $1,437,000, repayments of equipment loans and capital lease obligations of approximately $282,000, and $65,000 to repay shareholder loans.

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

Under the terms of our credit agreement, as amended, we were permitted to borrow up to $5,000,000 under the revolving credit line, based upon eligible receivables as of July 31, 2006. As of July 31, 2006, the outstanding balance was $4,437,446. The loan under the credit agreement bears interest at a rate equal to either the bank’s reference rate plus one half (0.5%) percent, or LIBOR plus two and three-quarters (2.75%) percent, as we may request (8.000% as of July 31, 2006). We paid a facility fee to the bank of $50,000 on the closing date. In addition to the loan, a $500,000 letter of credit was re-issued in favor of Walker’s surety bonding company as collateral for performance and payment bond requirements.

The credit agreement contains customary covenants, including but not limited to (i) restrictions on the permitted ratio of total unsubordinated liabilities to tangible net worth plus subordinated indebtedness, (ii) our total tangible net worth, (iii) working capital, (iv) minimum earnings before interest, taxes, depreciation and amortization, and the change in the warrant liability, and (v) dividend restrictions. As of July 31, 2006, we were in compliance with the credit agreement covenants. The loan commitment expires on August 31, 2008. We may prepay the loan at any time.

At July 31, 2006, we had cash and cash equivalents of approximately $7,136,000, and working capital of approximately $18,204,000. With the funds available from the revolving credit line and internally available funds, we believe that we have sufficient capital to meet our needs through July 31, 2007. Our future operating results may be affected by a number of factors including our success in bidding on future contracts and our continued ability to manage controllable costs effectively. To the extent we grow by future acquisitions that involve consideration other than stock, our cash requirements may increase.

Effective June 1, 2006, we acquired NECS, a Connecticut corporation, for approximately $4,334,000 in cash, subject to adjustment. NECS was acquired pursuant to a Stock Purchase Agreement among WPCS International Incorporated, NECS, and the shareholders of NECS. In addition, for each $2.00 of earnings before interest and taxes for the calendar year ending December 31, 2006, the NECS shareholders shall be paid aggregate additional consideration of $1.00, up to a maximum of $468,000. At our option, any amount of consideration due to be paid may be paid in cash or shares of our common stock (valued at the last sale price of the common stock on the date two days prior to the date the payment is due). In connection with the acquisition, NECS entered into employment agreements with two of the shareholders, each for a period of two years and a consulting agreement with one of the shareholders for a period of seven years. Based on the preliminary net assets acquired from NECS, we have recognized goodwill and other intangible assets of approximately $3,332,000. Upon completion of a formal purchase price allocation there may be a decrease or increase in the amount assigned to goodwill and a corresponding increase or decrease in tangible or intangible assets.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The acquisition of NECS provides us with additional project engineering expertise for specialty communication systems, broadens our customer base especially in the public safety and gaming markets, including the Massachusetts State Police, University of Connecticut and Foxwoods Resort Casino, and expands our geographic presence in New England.

Effective July 19, 2006, we acquired SECS of Sarasota, Florida for $1,620,000 in cash and 200,288 shares of our common stock having a value of $1,400,000. SECS was acquired pursuant to a Stock Purchase Agreement among WPCS International Incorporated, SECS, and the shareholders of SECS. We filed a registration statement with the SEC on August 14, 2006 to register the shares of common stock issued to the former SECS shareholders, and the registration statement was declared effective by the SEC on August 24, 2006. In connection with the acquisition, SECS entered into employment agreements and a consulting agreement with certain officers or former officers of SECS. Based on the preliminary net assets acquired from SECS, we recognized goodwill and other intangible assets of approximately $1,506,000. Upon completion of a formal purchase price allocation there may be a decrease or increase in the amount assigned to goodwill and a corresponding increase or decrease in tangible or intangible assets.

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

Backlog

As of July 31, 2006, we had a backlog of unfilled orders of approximately $22.4 million compared to approximately $21.2 million at July 31, 2005. We anticipate our backlog at July 31, 2006 to be recognized as revenue within eight months from that date. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments which may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accounting policies identified as critical are as follows:

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. The most significant estimates relate to the estimation of percentage of completion on uncompleted contracts, valuation of inventory, allowance for doubtful accounts, estimated life of customer lists and estimates of the fair value of reporting units and discounted cash flows used in determining whether goodwill has been impaired. Actual results will likely differ from those estimates.

Accounts Receivable

Accounts receivable are due within contractual payment terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Credit is extended based on evaluation of a customer's financial condition. Accounts outstanding longer than the contractual payment terms are considered past due. We determine  the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer's current ability to pay its obligation us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payment subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We primarily record revenue and profit on a percentage-of-completion basis on the cost-to-cost method. Contracts in process are valued at cost plus accrued profits less earned revenues and progress payments on uncompleted contracts. Contracts are generally considered substantially complete when engineering is completed and/or site construction is completed. We include in operations pass-through revenue and costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs, when the contract determines that we are responsible for the engineering specification, procurement and management of such cost components on behalf of the customer.

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

We also recognize certain revenue when equipment is delivered or the services have been provided to the customer. For maintenance contracts, revenue is recognized ratably over the service period.

Recently Issued Accounting Pronouncements

SFAS 123(R) (revised December 2004), Share-Based Payment, an amendment of SFAS 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As a result of the amendments to SFAS 123, we are required to expense the fair value of employee stock options beginning with our fiscal year ending April 30, 2007. The revised standard requires us to expense the fair value of employee stock options and other share-based payments over the service period.

No other recently issued accounting pronouncement issued or effective after the end of the fiscal year is expected to have a material impact on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FAS No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact of FIN 48 on our condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 3- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest rate risk represents the potential loss from adverse changes in market interest rates. We are subject to interest rate risk with respect to amounts borrowed under our credit facility because such amounts bear interest at a variable rate. The interest rate is equal to the bank’s reference rate plus one half (0.5%) percent, or LIBOR plus two and three-quarters (2.75%) percent, as we may request (8.000% as of July 31, 2006). At July 31, 2006, we had approximately $4,437,000 million of indebtedness outstanding under our revolving credit facility. A 1.0% increase in interest rates on un-hedged variable rate borrowings of $4.4 million at July 31, 2006 would result in additional interest expense of approximately $11,000 for the three months ended July 31, 2006.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 4- CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of July 31, 2006. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

PART II-  OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings or claims.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, “Risk Factors,” of the Company’s Annual Report on Form 10-KSB for the year ended April 30, 2006, other than to update certain financial information as of and for the three months ended July 31, 2006 regarding the following risk factors.

Amounts included in our backlog may not result in actual revenue or translate into profits.

As of July 31, 2006, we had a backlog of unfilled orders of approximately $22.4 million. This backlog amount is based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. In addition, contracts included in our backlog may not be profitable. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience delays or cancellations in the future. If our backlog fails to materialize, we could experience a reduction in revenue, profitability and liquidity.

There may be an adverse effect on the market price of our shares as a result of shares being available for sale in the future.

As of July 31, 2006, holders of our outstanding options and warrants have the right to acquire 2,912,736 shares of common stock issuable upon the exercise of stock options and warrants, at exercise prices ranging from $4.80 to $19.92 per share, with a weighted average exercise price of $7.33. The sale or availability for sale in the market of the shares underlying these options and warrants could depress our stock price. We have registered substantially all of the underlying shares described above for resale. Holders of registered underlying shares may resell the shares immediately upon issuance upon exercise of an option or warrant.

If our stockholders sell substantial amounts of our shares of common stock, including shares issued upon the exercise of outstanding options and warrants, the market price of our common stock may decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2006, we issued 30,281 shares of common stock upon exercise of warrants in exchange for $211,967. The shares were issued to one accredited investor in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

In July 2006, we issued 200,288 shares of common stock to the selling shareholders in connection with the acquisition of Southeastern Communication Service, Inc. The shares were issued to six accredited investors in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

PART II-  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

None.

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

WPCS INTERNATIONAL INCORPORATED

Date: September 14, 2006	By:	/s/ JOSEPH HEATER
Joseph Heater
Chief Financial Officer