Form 10-Q
period 2006-10-31
WPCS INTERNATIONAL INC
filed 2006-12-14
CIK 1086745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended October 31, 2006
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

As of December 11, 2006, there were 5,514,521 shares of registrant’s common stock outstanding.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
ASSETS	2006	2006
	(Unaudited)	(Note 1)
CURRENT ASSETS:
Cash and cash equivalents	$10,878,639	$12,279,646
Accounts receivable, net of allowance of $98,786 and $104,786 at October 31, 2006 and April 30, 2006, respectively	13,667,657	12,141,789
Costs and estimated earnings in excess of billings on uncompleted contracts	2,248,549	1,441,977
Inventory	1,557,735	1,204,540
Prepaid expenses and other current assets	683,732	286,625
Deferred income taxes	39,000	78,000
Total current assets	29,075,312	27,432,577

PROPERTY AND EQUIPMENT, net	2,035,386	1,352,216

CUSTOMER LISTS, net	1,535,638	864,388

GOODWILL	18,823,738	14,239,918

DEBT ISSUANCE COSTS, net	84,736	111,091

DEFERRED INCOME TAXES	80,000	51,000

OTHER ASSETS	248,130	71,128

Total assets	$51,882,940	$44,122,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	October 31,	April 30,
LIABILITIES AND SHAREHOLDERS' EQUITY	2006	2006
	(Unaudited)	(Note 1)
CURRENT LIABILITIES:
Current portion of capital lease obligation	$14,224	$-
Current portion of loans payable	277,533	231,065
Accounts payable and accrued expenses	5,940,676	4,989,861
Billings in excess of costs and estimated earnings on uncompleted contracts	2,016,187	1,085,312
Deferred revenue	512,024	128,052
Due to shareholders	678,610	381,377
Income taxes payable	506,366	420,066
Deferred income taxes	17,000	21,000
Total current liabilities	9,962,620	7,256,733

Borrowings under line of credit	4,437,446	3,000,000
Loans payable, net of current portion	299,898	256,692
Due to shareholders, net of current portion	468,891	514,623
Deferred income taxes	488,000	531,000
Total liabilities	15,656,855	11,559,048

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued	-	-

Common stock - $0.0001 par value, 75,000,000 shares authorized, 5,514,187 and 5,264,284 shares issued and outstanding at October 31, 2006 and April 30, 2006, respectively	551	526
Additional paid-in capital	35,208,843	33,525,130
Retained earnings (accumulated deficit)	1,016,691	(962,386)

Total shareholders' equity	36,226,085	32,563,270

Total liabilities and shareholders' equity	$51,882,940	$44,122,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
		(Notes 1 and 2)		(Notes 1 and 2)

REVENUE	$17,753,044	$14,250,243	$34,189,322	$26,421,882

COSTS AND EXPENSES:
Cost of revenue	12,360,962	10,339,132	24,052,430	19,469,223
Selling, general and administrative expenses	3,239,738	2,355,681	6,336,060	4,622,383
Depreciation and amortization	337,242	209,593	570,891	421,060

Total costs and expenses	15,937,942	12,904,406	30,959,381	24,512,666

OPERATING INCOME	1,815,102	1,345,837	3,229,941	1,909,216

OTHER EXPENSE (INCOME):
Interest expense	134,502	65,694	214,436	112,041
Interest income	(74,214)	(13,687)	(174,752)	(24,016)
(Gain) loss on change in fair value of warrants	-	(2,382,912)	-	1,727,682

INCOME BEFORE INCOME TAX PROVISION	1,754,814	3,676,742	3,190,257	93,509

Income tax provision	690,167	509,025	1,211,180	721,108

NET INCOME (LOSS)	$1,064,647	$3,167,717	$1,979,077	($627,599)

Basic net income (loss) per common share	$0.19	$0.82	$0.37	($0.16)

Diluted net income (loss) per common share	$0.18	$0.82	$0.34	($0.16)

Basic weighted average number of common shares outstanding	5,500,579	3,853,994	5,408,531	3,837,689

Diluted weighted average number of common shares outstanding	6,026,999	3,869,522	5,849,495	3,837,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED OCTOBER 31, 2006
(Unaudited)

					Additional	Retained Earnings	Total
	Preferred Stock		Common Stock		Paid-In	(Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

BALANCE, MAY 1, 2006	-	$-	5,264,284	$526	$33,525,130	($962,386)	$32,563,270

Net issuance of common stock, acquisition of
Southeastern Communication Service, Inc.	-	-	200,288	20	1,349,630	-	1,349,650

Net proceeds from exercise of warrants	-	-	30,281	3	197,872	-	197,875

Fair value of stock options granted to employees	-	-	-	-	21,302	-	21,302

Net proceeds from exercise of stock options	-	-	19,334	2	114,909	-	114,911

Net income	-	-	-	-	-	$1,979,077	1,979,077

BALANCE, OCTOBER 31, 2006	-	$-	5,514,187	$551	$35,208,843	$1,016,691	$36,226,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	October 31,
	2006	2005
OPERATING ACTIVITIES :		(Notes 1 and 2)
Net income (loss)	$1,979,077	$(627,599)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	570,891	421,060
Fair value of stock options granted to employees	21,302	-
Change in fair value of warrant liability	-	1,727,682
Provision for doubtful accounts	(6,000)	18,000
Amortization of debt issuance costs	26,354	21,581
Gain on sale of fixed assets	(13,876)	-
Deferred income taxes	(37,000)	(52,000)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,416,610	(2,435,329)
Costs and estimated earnings in excess of billings on uncompleted contracts	(384,956)	(1,057,973)
Inventory	186,701	270,385
Prepaid expenses and other current assets	(317,868)	(153,017)
Other assets	(119,964)	18,786
Accounts payable and accrued expenses	(758,607)	(222,781)
Billings in excess of costs and estimated earnings on uncompleted contracts	759,370	335,256
Deferred revenue	291,177	63,755
Income taxes payable	88,600	749,843
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,701,811	(922,351)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(419,709)	(137,767)
Acquisition transaction costs	-	(4,303)
Acquisition of NECS, net of cash received	(4,458,465)	-
Acquisition of SECS, net of cash received	(1,516,545)	-
NET CASH USED IN INVESTING ACTIVITIES	(6,394,719)	(142,070)

FINANCING ACTIVITIES:
Net proceeds from exercise of warrants	197,875	300,000
Net proceeds from exercise of stock options	114,911	-
Equity issuance costs	(50,363)	-
Debt issuance costs	-	(158,787)
Borrowings under lines of credit, net	1,437,446	2,617,719
Repayments of loans payable	(288,454)	(74,261)
Payments of amounts due to shareholders	(109,000)	(807,913)
Payments of capital lease obligations	(10,514)	(1,365)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,291,901	1,875,393
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,401,007)	810,972
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,279,646	989,252
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,878,639	$1,800,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q of Article 10 of Regulation S-X and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2006 included in the Company’s Annual Report on Form 10-KSB. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Operating results for the three and six month periods ended October 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2007. Certain reclassifications have been made to prior period financial statements to conform to the current presentation. The amounts for the April 30, 2006 balance sheet have been extracted from the audited consolidated financial statements included in Form 10-KSB for the year ended April 30, 2006.

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

Effective June 1, 2006, the Company acquired NECS, a Connecticut corporation, for approximately $4,523,000 in cash. NECS was acquired pursuant to a Stock Purchase Agreement among WPCS, NECS, and the shareholders of NECS. Based on the preliminary allocation of the net assets acquired from NECS, the Company has recognized goodwill and other intangible assets of approximately $3,537,000. Upon completion of the final purchase price allocation, there may be a decrease or increase in the amount assigned to goodwill and a corresponding increase or decrease in tangible or intangible assets.

Effective July 19, 2006, the Company acquired SECS of Sarasota, Florida for approximately $2,061,000 in cash and 200,288 shares of the Company’s common stock having a value of approximately $1,400,000. SECS was acquired pursuant to a Stock Purchase Agreement among WPCS, SECS, and the shareholders of SECS. Based on the preliminary allocation of the net assets acquired from SECS, the Company has recognized goodwill and other intangible assets of approximately $1,997,000. Upon completion of the final purchase price allocation, there may be a decrease or increase in the amount assigned to goodwill and a corresponding increase or decrease in tangible or intangible assets.

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

During the third quarter of fiscal 2006, the Company became aware that the SEC had recently announced its preferred interpretation of the accounting for common stock and warrants with registration rights under Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company’s Own Stock,” and EITF 05-04, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19.” Although the EITF was still reviewing the guidance in EITF 05-04, the SEC concluded that under EITF 00-19, the common stock and warrants subject to registration rights where significant liquidated damages could be required to be paid to the holder of the instrument in the event the issuer fails to maintain the effectiveness of a registration statement for a preset time period does not meet the tests required for shareholders’ equity classification and, accordingly, must be reflected as temporary equity in the balance sheet until the conditions are eliminated. Additionally, the fair value of warrants should be recorded as a liability, with an offsetting reduction to shareholders’ equity, adjusted to market value at the end of each period. In analyzing instruments under EITF 00-19, the SEC concluded that the likelihood or probability related to the failure to maintain an effective registration statement was not a factor at that time.

For the six months ended October 31, 2005, the warrant liability increased by $1,727,682, due to the increase in the market value of the Company’s common stock, resulting in the Company recording a non-cash loss on fair value of warrants during the six month period. The non-cash loss on warrants had no effect on the Company’s cash flows or liquidity.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in goodwill during the six months ended October 31, 2006:

Beginning balance, May 1, 2006	$14,239,918

NECS acquisition -subject to appraisal adjustments	2,966,988
SECS acquisition -subject to appraisal adjustments	1,616,832

Ending balance, October 31, 2006	$18,823,738

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

Earnings (Loss) Per Share

Earnings (loss) per common share is computed pursuant to SFAS No. 128, "Earnings Per Share" (“EPS”). Basic income (loss) per common share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock options and warrants. At October 31, 2006, the Company had 738,637 stock options and 1,884,347 warrants outstanding which are potentially dilutive securities. For the three months ended October 31, 2006, 135,834 options were not included in the computation of fully diluted earnings per share, because the stock option exercise price exceeded the market price of common stock and, therefore, the effects would be antidilutive. The assumed conversion of the remaining 602,803 stock options and 1,884,347 warrants resulted in a 526,420 share increase in weighted average shares for fully diluted earnings per share.

For the six months ended October 31, 2006, 135,834 options were not included in the computation of fully diluted earnings per share, because the stock option exercise price exceeded the market price of common stock and, therefore, the effects would be antidilutive. The assumed conversion of the remaining 602,803 stock options and 1,884,347 warrants resulted in a 440,964 share increase in weighted average shares for fully diluted earnings per share.

At October 31, 2005, the Company had 800,154 stock options and 2,509,671 warrants outstanding which were potentially dilutive securities. For the three months ended October 31, 2005, 568,651 stock options and 2,509,671 warrants were not included in the computation of fully diluted earnings per share, because the stock option and warrant exercise prices exceeded the market price of the common stock and, therefore, the effects would be antidilutive. The assumed conversion of the remaining 231,503 stock options resulted in a 15,528 share increase in weighted average shares for fully diluted earnings per share.

For the six months ended October 31, 2005, 800,154 stock options and 2,509,671 warrants were not included in the computation of fully diluted earnings per share, because the stock option and warrant exercise prices exceeded the market price of the common stock and, therefore, the effects would be antidilutive.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

SFAS 123(R) (revised December 2004), Share-Based Payment, an amendment of SFAS 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As a result of the amendments to SFAS 123, the Company is required to expense the fair value of employee stock options effective May 1, 2006. The revised standard requires the Company to expense the fair value of employee stock options and other share-based payments over the service period.

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

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FAS No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes and is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact of FIN 48 on the Company’s condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact, if any, of the adoption of SFAS 157 on the Company’s condensed consolidated financial position, results of operations and cash flows or financial statement disclosures.

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

NECS

Effective June 1, 2006, the Company acquired all of the issued and outstanding common stock of NECS. The aggregate consideration paid by the Company to the NECS selling shareholders, net of acquisition transaction costs of $65,150, was $4,523,064, of which $4,333,987 was paid at closing. Additional purchase price adjustments of $189,077 were paid in October 2006 to settle working capital adjustments. In addition, for each $2.00 of earnings before interest and taxes for the calendar year ending December 31, 2006, the NECS shareholders shall be paid aggregate additional consideration of $1.00, up to a maximum of $468,000. At the Company’s option, any amount of consideration due to be paid may be paid in cash or shares of the Company’s common stock (valued at the last sale price of the common stock on the date two days prior to the date the payment is due). In connection with the acquisition, NECS entered into employment agreements with two of the shareholders, each for a period of two years and a consulting agreement with one of the shareholders for a period of seven years.

The acquisition of NECS provides the Company with additional project engineering expertise for specialty communication systems, broadens the Company’s customer base especially in the public safety and gaming markets, including the Massachusetts State Police, University of Connecticut and Foxwoods Resort Casino, and expands the Company’s geographic presence in New England.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Based on the preliminary information currently available, the acquisition resulted in goodwill and other intangible assets of approximately $3,537,000. Upon completion of a formal purchase price allocation, there may be a decrease or increase in the amount assigned to goodwill and a corresponding increase or decrease in tangible or other intangible assets.

The preliminary purchase price allocation has been determined as follows:

Assets purchased:
Cash	$129,749
Accounts receivable	990,860
Inventory	442,800
Prepaid expenses	33,237
Fixed assets	359,960
Other assets	3,455
Customer list	570,000
Goodwill	2,966,988
5,497,049
Liabilities assumed:
Accounts payable	(747,379)
Accrued expenses	(31,162)
Deferred revenue	(94,803)
Notes payable	(24,738)
Accrued property taxes	(10,753)
(908,835)
Purchase price	$4,588,214

SECS

Effective July 19, 2006, the Company acquired all of the issued and outstanding common stock of SECS. The aggregate consideration paid by the Company to the SECS selling shareholders, net of acquisition transaction costs of $16,557, was $3,460,514, of which $1,620,000 was paid at closing, and the Company issued 200,288 shares of common stock valued at approximately $1,400,000. Additional purchase price adjustments of $440,514 were accrued at October 31, 2006, and paid in November 2006, to settle working capital adjustments. The Company filed a registration statement with the SEC on August 14, 2006 to register the shares of common stock issued to the former SECS shareholders, which was declared effective by the SEC on August 24, 2006. In connection with the acquisition, SECS entered into employment agreements and a consulting agreement with certain officers or former officers of SECS.

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

Based on the preliminary information currently available, the acquisition resulted in goodwill and other intangible assets of approximately $1,997,000. Upon completion of a formal purchase price allocation, there may be a increase or decrease in the amount assigned to goodwill and a corresponding increase or decrease in tangible or other intangible assets.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The preliminary purchase price allocation has been determined as follows:

Assets purchased:
Cash	$200,012
Accounts receivable	1,945,618
Inventory	97,096
Prepaid expenses	54,186
Costs in excess of billings	421,616
Fixed assets	226,764
Other assets	400
Backlog	60,000
Customer list	320,000
Goodwill	1,616,832
4,942,524
Liabilities assumed:
Accounts payable	(727,612)
Accrued expenses	(75,159)
Pension plan payable	(75,000)
Profit sharing	(40,056)
Notes payable	(378,129)
Billings in excess of cost	(169,498)
(1,465,454)
Purchase price	$3,477,070

Pro forma Information

The following unaudited pro forma financial information presents the combined results of operations of the Company, NECS and SECS for the three months and six months ended October 31, 2006 and 2005 as if the acquisitions had occurred at the beginning of the period, after giving effect to certain adjustments, including the issuance of the Company’s common stock described above to finance the acquisition of SECS. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, NECS and SECS been a single entity during this period.

	Consolidated pro forma
	Three months ended	Six months ended	Six months ended
	October 31, 2005	October 31, 2006	October 31, 2005

Revenues	$18,429,364	$37,353,223	$34,300,059

Net income (loss)	$3,448,025	$2,034,171	($440,176)

Basic net income (loss) per share	$0.85	$0.37	($0.11)
Diluted net income (loss) per share	$0.85	$0.34	($0.11)

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following at October 31, 2006:

Costs incurred on uncompleted contracts	$30,727,843
Estimated contract profit	8,713,841
39,441,684
Less: billings to date	39,209,322
Net excess of costs	$232,362

Costs and estimated earnings in excess of billings	$2,248,549
Billings in excess of costs and estimated earnings
on uncompleted contracts	(2,016,187)
Net excess of costs	$232,362

NOTE 6 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of Walker, the Company assumed a ten-year lease with a trust, of which, a certain officer of the Company is the trustee, for a building and land located in Fairfield, California, which is occupied by its Walker subsidiary. For each of the six months ended October 31, 2006 and 2005, the rent paid for this lease was $44,000.

In connection with the acquisition of Clayborn, an additional $1,100,000 is due by September 30, 2007, payable in quarterly distributions to the Clayborn shareholders, by payment of 50% of the quarterly post tax profits, as defined, of Clayborn and the payment of the remainder on that date. Through October 31, 2006, payments of $313,000 have been made to the former Clayborn shareholders and the total remaining due is $787,000.

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

Under the terms of the Credit Agreement, as amended, the Company was permitted to borrow up to $5,000,000 under the revolving credit line, based upon eligible receivables as of October 31, 2006. As of October 31, 2006, the outstanding balance was $4,437,446. Loans under the Credit Agreement bear interest at a rate equal to either the bank’s reference rate plus one half (0.5%) percent, or LIBOR plus two and three-quarters (2.75%) percent, as the Company may request (8.187% as of October 31, 2006). The Company paid a facility fee to the bank of $50,000 on the closing date. In addition to the loan, a $500,000 letter of credit was also re-issued in favor of Walker’s surety bonding company as collateral for performance and payment bonds. In November 2006, the letter of credit was released by the surety bonding company and cancelled by the bank.

The Credit Agreement contains customary covenants, including but not limited to (i) restrictions on the permitted ratio of total unsubordinated liabilities to tangible net worth plus subordinated indebtedness, (ii) the Company's total tangible net worth, (iii) working capital, (iv) minimum earnings before interest, taxes, depreciation and amortization, and the change in the warrant liability and (v) dividend restrictions. As of October 31, 2006, the Company was in compliance with the credit agreement covenants. The loan commitment expires on August 31, 2008. The Company may prepay the loan at any time.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK-BASED COMPENSATION

In September 2006, the Company adopted the 2007 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options. Under the 2007 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. At October 31, 2006, there were no stock options granted under this plan.

In September 2005, the Company adopted the 2006 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options. Under the 2006 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. These shares were registered under Form S-8. Under the terms of the 2006 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant. These options generally vest based on between 1 to 3 years of continuous service and have 5-year contractual terms. From plan inception through October 31, 2006, options to purchase 378,702 shares were granted at exercise prices ranging from $6.14 to $8.79. At October 31, 2006, there were 5,298 options available for grant under the 2006 Incentive Stock Plan.

In March 2003, the Company established a stock option plan pursuant to which options to acquire a maximum of 416,667 shares of the Company's common stock were reserved for grant (the "2002 Plan"). These shares were registered under Form S-8. Under the terms of the 2002 Plan, the options are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. These options generally vest based on between 1 to 3 years of continuous service and have 5-year contractual terms. At October 31, 2006, options to purchase 359,935 shares were outstanding at exercise prices ranging from $4.80 to $19.92. At October 31, 2006, there were 42,147 shares available for grant under the 2002 Plan.

Prior to May 1, 2006, the Company accounted for stock-based employee compensation under the recognition provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees and related interpretations.

Effective May 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) (revised December 2004), Share-Based Payment, an amendment of SFAS 123, Accounting for Stock-Based Compensation, for stock-based employee compensation, using the modified prospective transition method. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), to provide guidance regarding the adoption of SFAS 123(R), and then amended the compliance date for SFAS 123R to begin with the first fiscal year beginning on or after December 15, 2005. Under SFAS 123(R), the Company is required to recognize compensation cost for share-based compensation issued to employees, net of estimated forfeitures, under share-based compensation plans using a fair value method. Using the modified prospective transition method, compensation expense recognized for the six months ended October 31, 2006 includes (a) compensation cost for all share-based payments granted subsequent to May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R) and (b) compensation cost for all share-based payments granted prior to, but not yet vested as of, May 1, 2006, based on the intrinsic value method. Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on May 1, 2006, the Company’s income before income taxes and net income for the six months ended October 31, 2006 were each approximately $21,000 lower than if it had continued to account for share-based compensation under APB 25. At October 31, 2006, the total compensation cost related to unvested stock options granted to employees under the Company’s stock option plans but not yet recognized was approximately $81,000 and is expected to be recognized over a weighted-average period of 1.6 years. For the six months ended October 31, 2006 and 2005, the weighted average fair value of stock options granted was $3.86 and $2.08, respectively.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. Compensation cost is then recognized on a straight-line basis over the vesting or service period and is net of estimated forfeitures. The following assumptions were used to compute the fair value of stock options granted during the six months ended October 31, 2006:

Risk-free interest rate	4.73% to 4.96%
Expected volatility	61.0% to 62.4%
Expected dividend yield	0.0%
Expected life ( in years)	3.5

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The risk-free rate is based on the rate of U.S Treasury zero-coupon issues with a remaining term equal to the expected life of the option grants. Expected volatility is based on the historical volatility of the Company’s common stock using the weekly closing price of the Company’s common stock, pursuant to SAB 107. The expected dividend yield is zero based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was calculated using the simplified method pursuant to SAB 107.

Prior to May 1, 2006, the Company applied the intrinsic value method in accounting for its stock-based compensation plan. Had the Company measured compensation under the fair value-based method for stock options granted and amortized the cost over the related vesting period, the Company’s net income and net income per share would have been as follows:

	Three months ended October 31,	Six months ended October 31,
	2005	2005
Net income (loss), as reported	$3,167,717	($627,599)

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(60,462)	(73,143)

Net income (loss), pro forma	$3,107,255	$(700,742)

Basic net income (loss) per share
As reported	$0.82	$(0.16)
Pro forma	$0.81	$(0.18)
Diluted net income (loss) per share
As reported	$0.82	$(0.16)
Pro forma	$0.80	$(0.18)

The following table summarizes stock option activity for the six months ended October 31, 2006, during which there were 19,334 options exercised under the Company’s stock option plans:

	2002 Plan				2006 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2006	402,932	$7.87			383,500	$6.16

Granted	-	-			11,252	8.01
Exercised	(3,334)	5.07			(16,000)	6.14
Forfeited/Expired	(39,663)	9.06			(50)	7.04

Outstanding, October 31, 2006	359,935	$7.77	2.7	$1,031,803	378,702	$6.21	4.2	$1,491,267

Vested and expected
to vest, October 31,2006	357,294	$7.78	2.7	$1,023,421	376,543	$6.20	4.3	$1,485,962

Exercisable, October 31,2006	340,888	$7.82	2.6	$968,052	364,000	$6.15	4.3	$1,457,290

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - SEGMENT REPORTING

The Company's reportable segments are determined and reviewed by management based upon the nature of the services, the external customers and customer industries and the sales and distribution methods used to market the products. The Company has two reportable segments: wireless infrastructure services and specialty communication systems. Management evaluates performance based upon income (loss) before income taxes. Corporate includes corporate salaries and external professional fees, such as accounting, legal and investor relations costs. Corporate assets include cash, prepaid expenses and deferred tax assets. Segment results for the three and six months ended October 31, 2006 and 2005 are as follows:

	For Three Months Ended October 31, 2006				For Three Months Ended October 31, 2005
	Corporate	Wireless Infrastructure	Specialty Communication	Total	Corporate	Wireless Infrastructure	Specialty Communication	Total

Revenue	$-	$3,729,849	$14,023,195	$17,753,044	$-	$2,255,503	$11,994,740	$14,250,243

Income (loss) before income taxes	($373,853)	$217,397	$1,911,270	$1,754,814	$2,024,146	$233,336	$1,419,260	$3,676,742

	As of/for Six Months Ended October 31, 2006				As of/for Six Months Ended October 31, 2005
	Corporate	Wireless Infrastructure	Specialty Communication	Total	Corporate	Wireless Infrastructure	Specialty Communication	Total

Revenue	$-	$6,414,969	$27,774,353	$34,189,322	$-	$3,819,678	$22,602,204	$26,421,882

Income (loss) before income taxes	($1,008,551)	$543,125	$3,655,683	$3,190,257	($2,607,851)	$378,590	$2,322,770	$93,509

Goodwill	$-	$4,098,917	$14,724,821	$18,823,738	$-	$2,482,085	$11,626,198	$14,108,283

Total assets	$4,659,261	$10,782,827	$36,440,852	$51,882,940	$1,868,055	$5,362,382	$27,114,673	$34,345,110

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS
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

Specialty communication systems are wireless networks for a specified customer application. In this segment, we can utilize any facet of wireless technology or a combination of various wireless technologies to engineer a cost effective network for a customer’s wireless communication requirement. Customers include corporations, government entities and educational institutions. For the six months ended October 31, 2006, specialty communication systems represented approximately 81% of our total revenue.

Wireless infrastructure services include the design, deployment and maintenance of commercial cellular systems. The primary customers in this category include major wireless service providers such as Sprint Nextel and Cingular. For the six months ended October 31, 2006, wireless infrastructure services represented approximately 19% of our total revenue.

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition:

•
For the six months ended October 31, 2006, the specialty communication systems segment represented approximately 81% of total revenue, and the wireless infrastructure services segment represented approximately 19% of total revenue, which remains consistent with our historical services revenue mix.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•
In connection with the sale of our common stock and warrants to certain investors during the third quarter ended January 31, 2005, we granted certain registration rights that provided for liquidated damages in the event of failure to timely perform under the agreements. During the third quarter of fiscal 2006, we became aware that the SEC had recently announced its preferred interpretation of the accounting for common stock and warrants with registration rights under Emerging Issues Task Force (EITF) 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company’s Own Stock,” and EITF 05-04, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19.” Although the EITF was still reviewing the guidance in EITF 05-04, the SEC concluded that under EITF 00-19, the common stock and warrants subject to registration rights where significant liquidated damages could be required to be paid to the holder of the instrument in the event the issuer fails to maintain the effectiveness of a registration statement for a preset time period does not meet the tests required for shareholders’ equity classification and accordingly, must be reflected as temporary equity in the balance sheet until the conditions are eliminated. Additionally, the fair value of warrants should be recorded as a liability, with an offsetting reduction to shareholders’ equity, adjusted to market value at the end of each period. In analyzing instruments under EITF 00-19, the SEC concluded that the likelihood or probability related to the failure to maintain an effective registration statement was not a factor at that time.

For the six months ended October 31, 2005, the warrant liability increased by $1,727,682, due to the increase in the market value of our common stock, resulting in us recording a non-cash loss on fair value of warrants during the six month period. The non-cash loss on warrants had no effect on our cash flows or liquidity.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended October 31, 2006 Compared to the Three Months Ended October 31, 2005

Consolidated results for the three months ended October 31, 2006 and 2005 were as follows. Certain reclassifications have been made to prior year financial statements to conform to the current presentation.

	Three Months Ended
	October 31,
	2006		2005

REVENUE	$17,753,044	100.0%	$14,250,243	100.0%

COSTS AND EXPENSES:
Cost of revenue	12,360,962	69.6%	10,339,132	72.6%
Selling, general and administrative expenses	3,239,738	18.3%	2,355,681	16.5%
Depreciation and amortization	337,242	1.9%	209,593	1.5%

Total costs and expenses	15,937,942	89.8%	12,904,406	90.6%

OPERATING INCOME	1,815,102	10.2%	1,345,837	9.4%

OTHER EXPENSE (INCOME):
Interest expense	134,502	0.7%	65,694	0.4%
Interest income	(74,214)	(0.4%)	(13,687)	(0.1%)
Gain on change in fair value of warrants	-	0.0%	(2,382,912)	(16.7%)

INCOME BEFORE INCOME TAX PROVISION	1,754,814	9.9%	3,676,742	25.8%

Income tax provision	690,167	3.9%	509,025	3.6%

NET INCOME	$1,064,647	6.0%	$3,167,717	22.2%

Revenue

Revenue for the three months ended October 31, 2006 was approximately $17,753,000, as compared to approximately $14,250,000 for the three months ended October 31, 2005. The increase in revenue for the period was primarily attributable to the acquisitions of NECS and SECS. For the three months ended October 31, 2006, we had one customer which comprised 19.5% of total revenue.

Total revenue from the specialty communication segment for the three months ended October 31, 2006 and 2005 was approximately $14,023,000 or 79.0% and $11,995,000 or 84.2% of total revenue, respectively. Wireless infrastructure segment revenue for the three months ended October 31, 2006 and 2005 was approximately $3,730,000 or 21.0% and $2,255,000 or 15.8% of total revenue, respectively.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs. Our cost of revenue was approximately $12,361,000 or 69.6% of revenue for the three months ended October 31, 2006, compared to approximately $10,339,000 or 72.6% for the prior year. The dollar increase in our total cost of revenue was due to the corresponding increase in revenue during the three months ended October 31, 2006, primarily from the acquisitions of NECS and SECS. The decrease in cost of revenue as a percentage of revenue was due primarily to the revenue mix attributable to revenue from Walker, Clayborn, Heinz, Quality and the acquisitions of NECS and SECS.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The specialty communication segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended October 31, 2006 and 2005 was approximately $9,574,000 and 68.3% and $8,599,000 and 71.7%, respectively. As discussed above, the dollar increase in our total cost of revenue was due to the corresponding increase in revenue during the three months ended October 31, 2006 primarily attributable to the acquisition of NECS. The decrease in cost of revenue as a percentage of revenue was due to the revenue mix attributable to revenue from Walker, Clayborn, Quality and the acquisition of NECS.

Wireless infrastructure segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended October 31, 2006 and 2005 was approximately $2,787,000 and 74.7% and $1,740,000 and 77.1%, respectively. The dollar increase in our total cost of revenue was due to the corresponding increase in revenue during the three months ended October 31, 2006 primarily attributable to the acquisition of SECS. The increase in cost of revenue as a percentage of revenue was due to the revenue mix attributable to Heinz and Invisinet and the acquisition of SECS.

Selling, General and Administrative Expenses

For the three months ended October 31, 2006, total selling, general and administrative expenses were approximately $3,240,000, or 18.3% of total revenue compared to $2,356,000 or 16.5% of revenue for the same period in the prior year. Included in selling, general and administrative expenses for the three months ended October 31, 2006 were $1,730,000 for salaries, commissions, and payroll taxes. The increase in salaries and payroll taxes compared to the prior year was due to the increase in headcount as a result of the acquisitions of NECS and SECS. Professional fees were $85,000, which include accounting, legal and investor relation fees. Insurance costs were $497,000 and rent for office facilities was $145,000. Automobile and other travel expenses were $257,000 and telecommunication expenses were $90,000. Other selling, general and administrative expenses totaled $436,000. For the three months ended October 31, 2006, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were approximately $2,336,000 and $633,000, respectively.

For the three months ended October 31, 2005, selling, general and administrative expenses were approximately $2,356,000 or 16.5% of revenue. Included in the selling, general and administrative expenses was $1,359,000 for salaries, commissions and payroll taxes, $88,000 in professional fees and insurance costs of $377,000. Rent for our office facilities amounted to $96,000. Automobile and other travel expenses were $168,000 and telecommunication expenses were $60,000. Other selling, general and administrative expenses totaled $208,000. For the three months ended October 31, 2005, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were approximately $1,807,000 and $255,000, respectively.

Depreciation and Amortization

For the three months ended October 31, 2006 and 2005, depreciation was approximately $182,000 and $135,000, respectively. The increase in depreciation was due to the purchase of property and equipment and the acquisition of fixed assets from acquiring NECS and SECS. The amortization of customer lists and backlog for the three months ended October 31, 2006 was approximately $156,000 as compared to $75,000 for the same period of the prior year. The increase in amortization was due to the acquisition of customer lists from NECS and SECS and backlog from SECS. All customer lists are amortized over a period of five to six years from the date of their acquisition. Backlog is amortized over a period of one year from the date of its acquisition.

Gain on Change in Fair Value of Warrants

Gain on change in fair value of warrants for the three months ended October 31, 2005 was approximately $2,383,000. The increase in the gain was due principally to the decrease in the market value of our common stock. The gain represented the unrealized non-cash change in the fair value of certain warrants for the quarter, using the Black-Scholes option pricing model. The non-cash gain on fair value of warrants has no impact on our cash flows or liquidity.

Net Income

The net income was approximately $1,065,000 for the three months ended October 31, 2006. Net income was net of federal and state income tax expense of approximately $690,000. The variation in effective tax rates between periods was primarily due to the gain on fair value of warrants described above.

Net income was approximately $3,168,000 for the three months ended October 31, 2005. Net income was net of federal and state income tax expense of approximately $509,000.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended October 31, 2006 Compared to the Six Months Ended October 31, 2005

Consolidated results for the six months ended October 31, 2006 and 2005 were as follows. Certain reclassifications have been made to prior year financial statements to conform to the current presentation.

	Six Months Ended
	October 31,
	2006		2005

REVENUE	$34,189,322	100.0%	$26,421,882	100.0%

COSTS AND EXPENSES:
Cost of revenue	24,052,430	70.4%	19,469,223	73.7%
Selling, general and administrative expenses	6,336,060	18.5%	4,622,383	17.5%
Depreciation and amortization	570,891	1.7%	421,060	1.6%

Total costs and expenses	30,959,381	90.6%	24,512,666	92.8%

OPERATING INCOME	3,229,941	9.4%	1,909,216	7.2%

OTHER EXPENSE (INCOME):
Interest expense	214,436	0.6%	112,041	0.4%
Interest income	(174,752)	(0.5%)	(24,016)	0.0%
Loss on change in fair value of warrants	-	0.0%	1,727,682	6.5%

INCOME BEFORE INCOME TAX PROVISION	3,190,257	9.3%	93,509	0.3%

Income tax provision	1,211,180	3.5%	721,108	2.7%

NET INCOME (LOSS)	$1,979,077	5.8%	($627,599)	(2.4%)

Revenue

Revenue for the six months ended October 31, 2006 was approximately $34,189,000, as compared to approximately $26,422,000 for the six months ended October 31, 2005. The increase in revenue for the period was primarily attributable to the acquisitions of NECS and SECS. For the six months ended October 31, 2006, we had two separate customers which comprised 18.0% and 14.0% of total revenue.

Total revenue from the specialty communication segment for the six months ended October 31, 2006 and 2005 was approximately $27,774,000 or 81.2% and $22,602,000 or 85.5% of total revenue, respectively. Wireless infrastructure segment revenue for the six months ended October 31, 2006 and 2005 was approximately $6,415,000 or 18.8% and $3,820,000 or 14.5% of total revenue, respectively.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs. Our cost of revenue was approximately $24,052,000 or 70.4% of revenue for the six months ended October 31, 2006, compared to approximately $19,469,000 or 73.7% for the prior year. The dollar increase in our total cost of revenue was due to the corresponding increase in revenue during the six months ended October 31, 2006, primarily from the acquisitions of NECS and SECS. The decrease in cost of revenue as a percentage of revenue was due primarily to the revenue mix attributable to revenue from Walker, Clayborn, Heinz, Quality and the acquisitions of NECS and SECS.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The specialty communication segment cost of revenue and cost of revenue as a percentage of revenue for the six months ended October 31, 2006 and 2005 was approximately $19,265,000 and 69.4% and $16,580,000 and 73.3%, respectively. As discussed above, the dollar increase in our total cost of revenue was due to the corresponding increase in revenue during the six months ended October 31, 2006 primarily attributable to the acquisition of NECS. The decrease in cost of revenue as a percentage of revenue was due to the revenue mix attributable to revenue from Walker, Clayborn, Quality and the acquisition of NECS.

Wireless infrastructure segment cost of revenue and cost of revenue as a percentage of revenue for the six months ended October 31, 2006 and 2005 was approximately $4,787,000 and 74.6% and $2,889,000 and 75.6%, respectively. The dollar increase in our total cost of revenue was due to the corresponding increase in revenue during the six months ended October 31, 2006 primarily attributable to the acquisition of SECS. The decrease in cost of revenue as a percentage of revenue was due to the revenue mix attributable to Heinz and the acquisition of SECS.

Selling, General and Administrative Expenses

For the six months ended October 31, 2006, total selling, general and administrative expenses were approximately $6,336,000, or 18.5% of total revenue compared to $4,622,000 or 17.5% of revenue for the same period in the prior year. Included in selling, general and administrative expenses for the six months ended October 31, 2006 were $3,304,000 for salaries, commissions, and payroll taxes. The increase in salaries and payroll taxes compared to the prior year was due to the increase in headcount as a result of the acquisitions of NECS and SECS. Professional fees were $423,000, which include accounting, legal and investor relation fees. Insurance costs were $862,000 and rent for office facilities was $271,000. Automobile and other travel expenses were $480,000 and telecommunication expenses were $150,000. Other selling, general and administrative expenses totaled $846,000. For the six months ended October 31, 2006, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were approximately $4,481,000 and $958,000, respectively.

For the six months ended October 31, 2005, selling, general and administrative expenses were approximately $4,622,000 or 17.5% of revenue. Included in the selling, general and administrative expenses was $2,520,000 for salaries, commissions and payroll taxes, $326,000 in professional fees and insurance costs of $688,000. Rent for our office facilities amounted to $198,000. Automobile and other travel expenses were $368,000 and telecommunication expenses were $126,000. Other selling, general and administrative expenses totaled $396,000. For the six months ended October 31, 2005, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were approximately $3,358,000 and $500,000, respectively.

Depreciation and Amortization

For the six months ended October 31, 2006 and 2005, depreciation was approximately $337,000 and $272,000, respectively. The increase in depreciation was due to the purchase of property and equipment and the acquisition of fixed assets from acquiring NECS and SECS. The amortization of customer lists and backlog for the six months ended October 31, 2006 was approximately  $234,000 as compared to $149,000 for the same period of the prior year. The increase in amortization was due to the acquisition of customer lists from NECS and SECS and backlog from SECS. All customer lists are amortized over a period of five to six years from the date of their acquisition. Backlog is amortized over a period of one year from the date of its acquisition.

Loss on Change in Fair Value of Warrants

Loss on change in fair value of warrants for the six months ended October 31, 2005 was approximately $1,728,000. The increase in the loss was due principally to the increase in the market value of our common stock. The loss represents the unrealized non-cash change in the fair value of certain warrants for the quarter, using the Black-Scholes option pricing model. The non-cash loss on fair value of warrants has no impact on our cash flows or liquidity.

Net Income (Loss)

The net income was approximately $1,979,000 for the six months ended October 31, 2006. Net income was net of federal and state income tax expense of approximately $1,211,000. The variation in effective tax rates between periods was primarily due to the loss on fair value of warrants described above.

Net loss was approximately $628,000 for the six months ended October 31, 2005. Net loss was net of federal and state income tax expense of approximately $721,000.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At October 31, 2006, we had working capital of approximately $19,113,000, which consisted of current assets of approximately $29,075,000 and current liabilities of approximately $9,962,000.

Operating activities provided approximately $3,702,000 in cash for the six months ended October 31, 2006. The sources of cash from operating activities total approximately $5,283,000, comprised of $1,979,000 net income, $562,000 in net non-cash charges, a $1,417,000 decrease in accounts receivable, a $759,000 increase in billings in excess of costs and estimated earnings on uncompleted contracts payable, a $291,000 increase in deferred revenue, a $187,000 decrease in inventory and a $88,000 increase in income taxes payable. The uses of cash from operating activities total approximately $1,581,000, comprised of, a $385,000 increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $759,000 decrease in accounts payable and accrued expenses, and a $437,000 increase in prepaid expenses and other assets.

Our investing activities utilized approximately $6,395,000 in cash during the six months ended October 31, 2006, which consisted of $420,000 paid for property and equipment, $4,458,000 for the acquisition of NECS, net of cash acquired of approximately $130,000 and $1,517,000 for the acquisition of SECS, net of cash acquired of approximately $200,000.

Our financing activities provided cash of approximately $1,292,000 during the six months ended October 31, 2006. Financing activities include borrowings under lines of credit of approximately $1,437,000, the net proceeds from the exercise of warrants of approximately $198,000, proceeds from stock options of approximately $115,000, offset by repayments of equipment loans and capital lease obligations of approximately $299,000, $109,000 to pay shareholder amounts previously accrued for acquisitions, and approximately  $50,000 of equity issuance costs related to shares of our common stock issued to the shareholders of SECS.

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

Under the terms of our credit agreement, as amended, we were permitted to borrow up to $5,000,000 under the revolving credit line, based upon eligible receivables as of October 31, 2006. As of October 31, 2006, the outstanding balance was $4,437,446. The loan under the credit agreement bears interest at a rate equal to either the bank’s reference rate plus one half (0.5%) percent, or LIBOR plus two and three-quarters (2.75%) percent, as we may request (8.187% as of October 31, 2006). We paid a facility fee to the bank of $50,000 on the closing date. In addition to the loan, a $500,000 letter of credit was re-issued in favor of Walker’s surety bonding company as collateral for performance and payment bond requirements. In November 2006, the letter of credit was released by the surety bonding company and cancelled by the bank.

The credit agreement contains customary covenants, including but not limited to (i) restrictions on the permitted ratio of total unsubordinated liabilities to tangible net worth plus subordinated indebtedness, (ii) our total tangible net worth, (iii) working capital, (iv) minimum earnings before interest, taxes, depreciation and amortization, and the change in the warrant liability, and (v) dividend restrictions. As of October 31, 2006, we were in compliance with the credit agreement covenants. The loan commitment expires on August 31, 2008. We may prepay the loan at any time.

At October 31, 2006, we had cash and cash equivalents of approximately $10,879,000, and working capital of approximately $19,113,000. With the funds available from internally generated funds and the revolving credit line, we believe that we have sufficient capital to meet our needs through October 31, 2007. Our future operating results may be affected by a number of factors including our success in bidding on future contracts and our continued ability to manage controllable costs effectively. To the extent we grow by future acquisitions that involve consideration other than stock, our cash requirements may increase.

Effective June 1, 2006, we acquired NECS, a Connecticut corporation, for approximately $4,523,000 in cash. NECS was acquired pursuant to a Stock Purchase Agreement among WPCS, NECS, and the shareholders of NECS. In addition, for each $2.00 of earnings before interest and taxes for the calendar year ending December 31, 2006, the NECS shareholders shall be paid aggregate additional consideration of $1.00, up to a maximum of $468,000. At our option, any amount of consideration due to be paid may be paid in cash or shares of our common stock (valued at the last sale price of the common stock on the date two days prior to the date the payment is due). In connection with the acquisition, NECS entered into employment agreements with two of the shareholders, each for a period of two years and a consulting agreement with one of the shareholders for a period of seven years. Based on the preliminary allocation of the net assets acquired from NECS, we have recognized goodwill and other intangible assets of approximately $3,537,000. Upon completion of a formal purchase price allocation there may be a decrease or increase in the amount assigned to goodwill and a corresponding increase or decrease in tangible or intangible assets.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The acquisition of NECS provides us with additional project engineering expertise for specialty communication systems, broadens our customer base especially in the public safety and gaming markets, including the Massachusetts State Police, University of Connecticut and Foxwoods Resort Casino, and expands our geographic presence in New England.

Effective July 19, 2006, we acquired SECS of Sarasota, Florida for approximately $2,061,000 in cash and 200,288 shares of our common stock having a value of approximately $1,400,000. SECS was acquired pursuant to a Stock Purchase Agreement among WPCS, SECS, and the shareholders of SECS. We filed a registration statement with the SEC to register the shares of common stock issued to the former SECS shareholders, and the registration statement was declared effective by the SEC on August 24, 2006. In connection with the acquisition, SECS entered into employment agreements and a consulting agreement with certain officers or former officers of SECS. Based on the preliminary allocation of the net assets acquired from SECS, we recognized goodwill and other intangible assets of approximately $1,997,000. Upon completion of a formal purchase price allocation there may be a decrease or increase in the amount assigned to goodwill and a corresponding increase or decrease in tangible or intangible assets.

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

Backlog

As of October 31, 2006, we had a backlog of unfilled orders of approximately $20.3 million compared to approximately $19.2 million at October 31, 2005. We anticipate our backlog at October 31, 2006 to be recognized as revenue within eight months from that date. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments which may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

Recently Issued Accounting Pronouncements

SFAS 123(R) (revised December 2004), Share-Based Payment, an amendment of SFAS 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As a result of the amendments to SFAS 123, we are required to expense the fair value of employee stock options effective May 1, 2006. The revised standard requires us to expense the fair value of employee stock options and other share-based payments over the service period.

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

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact, if any, of the adoption of SFAS 157 on our condensed consolidated financial position, results of operations and cash flows or financial statement disclosures.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
Interest Rate Risk

Interest rate risk represents the potential loss from adverse changes in market interest rates. We are subject to interest rate risk with respect to amounts borrowed under our credit facility because such amounts bear interest at a variable rate. The interest rate is equal to the bank’s reference rate plus one half (0.5%) percent, or LIBOR plus two and three-quarters (2.75%) percent, as we may request (8.187% as of October 31, 2006). At October 31, 2006, we had approximately $4,437,000 million of indebtedness outstanding under our revolving credit facility. A 1.0% increase in interest rates on un-hedged variable rate borrowings of $4.4 million at October 31, 2006 would result in additional interest expense of approximately $22,000 for the six months ended October 31, 2006.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of October 31, 2006. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, “Risk Factors,” of the Company’s Annual Report on Form 10-KSB for the year ended April 30, 2006, other than to update certain financial information as of and for the three months ended October 31, 2006 regarding the following risk factors.

Amounts included in our backlog may not result in actual revenue or translate into profits.

As of October 31, 2006, we had a backlog of unfilled orders of approximately $20.3 million. This backlog amount is based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. In addition, contracts included in our backlog may not be profitable. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience delays or cancellations in the future. If our backlog fails to materialize, we could experience a reduction in revenue, profitability and liquidity.

There may be an adverse effect on the market price of our shares as a result of shares being available for sale in the future.

As of October 31, 2006, holders of our outstanding options and warrants have the right to acquire 2,588,124 shares of common stock issuable upon the exercise of stock options and warrants, at exercise prices ranging from $4.80 to $19.92 per share, with a weighted average exercise price of $6.98. The sale or availability for sale in the market of the shares underlying these options and warrants could depress our stock price. We have registered substantially all of the underlying shares described above for resale. Holders of registered underlying shares may resell the shares immediately upon issuance upon exercise of an option or warrant.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 25, 2006, we held our annual meeting of stockholders. During the annual meeting, three proposals were put to the stockholders for a vote. The stockholders approved all three proposals, including: 1) the election of five directors to the Board of Directors; 2) ratifying the selection of J.H. Cohn LLP as our independent registered public accounting firm for the fiscal year ending April 30, 2007; and 3) adopting the 2007 Stock Incentive Plan and authorizing 400,000 shares for issuance thereunder.

ITEM 5. OTHER INFORMATION

None.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

PART II - OTHER INFORMATION

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

WPCS INTERNATIONAL INCORPORATED

Date: December 14, 2006	By:	/s/ JOSEPH HEATER
Joseph Heater
Chief Financial Officer