Form 10-Q
period 2007-01-31
WPCS INTERNATIONAL INC
filed 2007-03-19
CIK 1086745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended January 31, 2007
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

As of March 15, 2007, there were 6,657,915 shares of registrant’s common stock outstanding.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Condensed consolidated balance sheets at January 31, 2007 (unaudited) and April 30, 2006	3 - 4

		Condensed consolidated statements of operations for the three and nine months ended January 31, 2007 and 2006 (unaudited)	5

		Condensed consolidated statement of shareholders’ equity for the nine months ended January 31, 2007 (unaudited)	6

		Condensed consolidated statements of cash flows for the nine months ended January 31, 2007 and 2006 (unaudited)	7

		Notes to unaudited condensed consolidated financial statements	8 - 17

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-29

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	30

	ITEM 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION

	ITEM 1	Legal proceedings	32
	ITEM 1A	Risk factors	32
	ITEM 2	Unregistered sales of equity securities and use of proceeds	32
	ITEM 3	Defaults upon senior securities	32
	ITEM 4	Submission of matters to a vote of security holders	32
	ITEM 5	Other information	33
	ITEM 6	Exhibits	33

	SIGNATURES		34

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
ASSETS	2007	2006
	(Unaudited)	(Note 1)
CURRENT ASSETS:
Cash and cash equivalents	$23,028,985	$12,279,646
Accounts receivable, net of allowance of $98,786 and $104,786 at January 31, 2007 and April 30, 2006, respectively	12,080,394	12,141,789
Costs and estimated earnings in excess of billings on uncompleted contracts	1,905,753	1,441,977
Inventory	1,660,981	1,204,540
Prepaid expenses and other current assets	682,273	286,625
Deferred income taxes	51,000	78,000
Total current assets	39,409,386	27,432,577

PROPERTY AND EQUIPMENT, net	1,930,702	1,352,216

CUSTOMER LISTS, net	1,426,805	864,388

GOODWILL	19,019,452	14,239,918

DEBT ISSUANCE COSTS, net	71,468	111,091

DEFERRED INCOME TAXES	73,000	51,000

OTHER ASSETS	233,130	71,128

Total assets	$62,163,943	$44,122,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	January 31,	April 30,
LIABILITIES AND SHAREHOLDERS' EQUITY	2007	2006
	(Unaudited)	(Note 1)
CURRENT LIABILITIES:
Current portion of capital lease obligation	$8,960	$-
Current portion of loans payable	269,056	231,065
Accounts payable and accrued expenses	5,895,701	4,989,861
Billings in excess of costs and estimated earnings on uncompleted contracts	2,269,810	1,085,312
Deferred revenue	493,426	128,052
Due to shareholders	747,000	381,377
Income taxes payable	588,443	420,066
Deferred income taxes	25,000	21,000
Total current liabilities	10,297,396	7,256,733

Borrowings under line of credit	4,437,446	3,000,000
Loans payable, net of current portion	247,438	256,692
Due to shareholders, net of current portion	-	514,623
Deferred income taxes	499,000	531,000
Total liabilities	15,481,280	11,559,048

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued	-	-

Common stock - $0.0001 par value, 75,000,000 shares authorized, 6,616,415 and 5,264,284 shares issued and outstanding at January 31, 2007 and April 30, 2006, respectively	662	526
Additional paid-in capital	44,413,431	33,525,130
Retained earnings (accumulated deficit)	2,268,570	(962,386)

Total shareholders' equity	46,682,663	32,563,270

Total liabilities and shareholders' equity	$62,163,943	$44,122,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
		(Notes 1 and 2)		(Notes 1 and 2)

REVENUE	$18,121,405	$11,821,189	$52,310,727	$38,243,071

COSTS AND EXPENSES:
Cost of revenue	12,150,372	8,257,514	36,202,802	27,726,737
Selling, general and administrative expenses	3,538,395	2,204,838	9,874,455	6,820,446
Depreciation and amortization	310,074	212,334	880,965	633,394

Total costs and expenses	15,998,841	10,674,686	46,958,222	35,180,577

OPERATING INCOME	2,122,564	1,146,503	5,352,505	3,062,494

OTHER EXPENSE (INCOME):
Interest expense	112,387	70,391	326,823	182,433
Interest income	(120,164)	(22,994)	(294,916)	(40,238)
Loss on change in fair value of warrants	-	9,678,732	-	11,406,414

INCOME (LOSS) BEFORE INCOME TAX PROVISION	2,130,341	(8,579,626)	5,320,598	(8,486,115)

Income tax provision	878,462	432,665	2,089,642	1,153,773

NET INCOME (LOSS)	$1,251,879	($9,012,291)	$3,230,956	($9,639,888)

Basic net income (loss) per common share	$0.23	($2.26)	$0.59	($2.48)

Diluted net income (loss) per common share	$0.20	($2.26)	$0.54	($2.48)

Basic weighted average number of common shares outstanding	5,547,671	3,995,768	5,454,911	3,890,382

Diluted weighted average number of common shares outstanding	6,323,169	3,995,768	6,011,224	3,890,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED JANUARY 31, 2007
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings/ (Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

BALANCE, MAY 1, 2006	-	$-	5,264,284	$526	$33,525,130	($962,386)	$32,563,270

Net issuance of common stock, acquisition of
Southeastern Communication Service, Inc.	-	-	200,288	20	1,349,632	-	1,349,652

Net issuance of common stock	-	-	1,068,523	107	8,972,005	-	8,972,112

Net proceeds from exercise of warrants	-	-	30,281	3	197,872	-	197,875

Fair value of stock options granted to employees	-	-	-	-	30,666	-	30,666

Net proceeds from exercise of stock options	-	-	53,039	6	338,126	-	338,132

Net income	-	-	-	-	-	3,230,956	3,230,956

BALANCE, JANUARY 31, 2007	-	$-	6,616,415	$662	$44,413,431	$2,268,570	$46,682,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	January 31,
	2007	2006
OPERATING ACTIVITIES :		(Notes 1 and 2)
Net income (loss)	$3,230,956	$(9,639,888)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	880,965	633,394
Fair value of stock options granted to employees	30,666	-
Change in fair value of warrant liability	-	11,406,414
Provision for doubtful accounts	(6,000)	24,877
Amortization of debt issuance costs	39,623	34,609
Gain on sale of fixed assets	(13,876)	-
Deferred income taxes	(23,000)	(27,000)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,003,872	(122,369)
Costs and estimated earnings in excess of billings on uncompleted contracts	(42,160)	(296,794)
Inventory	83,455	(72,778)
Prepaid expenses and other current assets	(316,409)	44,707
Other assets	(119,964)	5,489
Accounts payable and accrued expenses	(999,295)	(1,337,527)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,012,993	772,012
Deferred revenue	272,579	38,261
Income taxes payable	170,677	474,256
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,205,082	1,937,663

INVESTING ACTIVITIES:
Acquisition of property and equipment	(433,541)	(134,586)
Acquisition transaction costs	-	(4,303)
Acquisition of NECS, net of cash received	(4,458,465)	-
Acquisition of SECS, net of cash received	(1,877,046)	-
NET CASH USED IN INVESTING ACTIVITIES	(6,769,052)	(138,889)

FINANCING ACTIVITIES:
Net proceeds from exercise of warrants	197,875	3,186,620
Net proceeds from issuance of common stock	8,972,112	-
Net proceeds from exercise of stock options	338,132	-
Equity issuance costs	(50,362)	-
Debt issuance costs	-	(158,787)
Borrowings under lines of credit, net	1,437,446	2,617,719
Repayments of loans payable	(417,116)	(151,707)
Payments of amounts due to shareholders	(149,000)	(942,913)
Payments of capital lease obligations	(15,778)	(2,073)
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,313,309	4,548,859
NET INCREASE IN CASH AND CASH EQUIVALENTS	10,749,339	6,347,633
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,279,646	989,252
CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,028,985	$7,336,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q of Article 10 of Regulation S-X and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2006 included in the Company’s Annual Report on Form 10-KSB. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine month periods ended January 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2007. Certain reclassifications have been made to prior period financial statements to conform to the current presentation. The amounts for the April 30, 2006 balance sheet have been extracted from the audited consolidated financial statements included in Form 10-KSB for the year ended April 30, 2006.

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

The Company provides design-build engineering services for specialty communication systems, which are dedicated wireless networks for specified applications, and for wireless infrastructure, which encompasses commercial cellular systems for wireless carriers. The Company provides a range of services including site design, spectrum analysis, product integration, structured cabling, electrical work, trenching, construction, testing, project management and maintenance.

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

Effective July 19, 2006, the Company acquired SECS of Sarasota, Florida for approximately $2,061,000 in cash and 200,288 shares of the Company’s common stock having a value of approximately $1,400,000. SECS was acquired pursuant to a Stock Purchase Agreement among WPCS, SECS, and the shareholders of SECS. Based on the preliminary allocation of the net assets acquired from SECS, the Company has recognized goodwill and other intangible assets of approximately $2,193,000. Upon completion of the final purchase price allocation, there may be a decrease or increase in the amount assigned to goodwill and a corresponding increase or decrease in tangible or intangible assets.

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

For the nine months ended January 31, 2006, the warrant liability increased by $9,302,099, due to the increase in the market value of the Company’s common stock, resulting in the Company recording a non-cash loss on fair value of warrants during the nine month period. The non-cash loss on warrants had no effect on the Company’s cash flows or liquidity.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in goodwill during the nine months ended January 31, 2007:

Beginning balance, May 1, 2006	$14,239,918

NECS acquisition -subject to appraisal adjustments	2,966,988
SECS acquisition -subject to appraisal adjustments	1,812,546

Ending balance, January 31, 2007	$19,019,452

Revenue Recognition

The Company generates its revenue by providing engineering and deployment services for wireless infrastructure services and specialty communication systems. The Company provides a range of services including site design, spectrum analysis, product integration, structured cabling, electrical work, trenching, construction, testing, project management and maintenance. The Company’s engineering and deployment services report revenue pursuant to customer contracts that span varying periods of time. The Company reports revenue from contracts when persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is reasonably assured.

The Company records revenue and profit from long-term contracts on a percentage-of-completion basis, measured by the percentage of contract costs incurred to date to the estimated total costs for each contracts. Contracts in process are valued at cost plus accrued profits less earned revenues and progress payments on uncompleted contracts. Contract costs include direct materials, direct labor, third party subcontractor services and those indirect costs related to contract performance. Contracts are generally considered substantially complete when engineering is completed and/or site construction is completed.

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

The Company also recognizes certain revenue from short-term contracts when equipment is delivered or the services have been provided to the customer. For maintenance contracts, revenue is recognized ratably over the service period.

Earnings (Loss) Per Common Share

Earnings (loss) per common share is computed pursuant to SFAS No. 128, "Earnings Per Share" (“EPS”). Basic income (loss) per common share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock options and warrants. At January 31, 2007, the Company had 702,098 stock options and 1,884,347 warrants outstanding which are potentially dilutive securities. For the three months ended January 31, 2007, 100,248 options were not included in the computation of fully diluted earnings per common share, because the stock option exercise price exceeded the market price of common stock and, therefore, the effects would be antidilutive. The assumed conversion of the remaining 601,850 stock options and 1,884,347 warrants resulted in a 775,498 share increase in weighted average shares for fully diluted earnings per common share.

For the nine months ended January 31, 2007, 131,000 options were not included in the computation of fully diluted earnings per common share, because the stock option exercise price exceeded the market price of common stock and, therefore, the effects would be antidilutive. The assumed conversion of the remaining 571,098 stock options and 1,884,347 warrants resulted in a 556,313 share increase in weighted average shares for fully diluted earnings per common share.

At January 31, 2006, the Company had 781,204 stock options and 2,142,320 warrants outstanding which were potentially dilutive securities. For the three and nine months ended January 31, 2006, basic and fully diluted earnings per common share are the same since the effect the assumed exercise of stock options and warrants would be antidilutive.

Stock-Based Compensation

SFAS 123(R) (revised December 2004), Share-Based Payment, an amendment of SFAS 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As a result of the amendments to SFAS 123, the Company was required to expense the fair value of employee stock options effective May 1, 2006. The revised standard requires the Company to expense the fair value of employee stock options and other share-based payments over the service period.

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

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a “rollover” method, which focuses primarily on the income statement impact of misstatements, and the “iron curtain” method, which focuses primarily on the balance sheet impact of misstatements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative factors, a misstatement is determined to be material. We are currently evaluating the potential impact, if any, of the adoption of SAB 108 on our condensed consolidated financial position, results of operations and cash flows or financial statement disclosures.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact SFAS 159 may have on our results of operations or financial position.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

SECS

Effective July 19, 2006, the Company acquired all of the issued and outstanding common stock of SECS. The aggregate consideration paid by the Company to the SECS selling shareholders, net of acquisition transaction costs of $16,557, was $3,460,514, of which $1,620,000 was paid at closing, and the Company issued 200,288 shares of common stock valued at approximately $1,400,000. Additional purchase price adjustments of $440,514 were paid in November 2006, to settle working capital adjustments. The Company filed a registration statement with the SEC on August 14, 2006 to register the shares of common stock issued to the former SECS shareholders, which was declared effective by the SEC on August 24, 2006. In connection with the acquisition, SECS entered into employment agreements and a consulting agreement with certain officers or former officers of SECS.

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

Based on the preliminary information currently available, the acquisition resulted in goodwill and other intangible assets of approximately $2,193,000. Upon completion of a formal purchase price allocation, there may be a increase or decrease in the amount assigned to goodwill and a corresponding increase or decrease in tangible or other intangible assets.

The preliminary purchase price allocation has been determined as follows:

Assets purchased:
Cash	$200,012
Accounts receivable	1,945,618
Inventory	97,096
Prepaid expenses	54,186
Costs in excess of billings	421,616
Fixed assets	226,764
Other assets	400
Backlog	60,000
Customer list	320,000
Goodwill	1,812,546
5,138,238
Liabilities assumed:
Accounts payable	(727,612)
Accrued expenses	(270,872)
Pension plan payable	(75,000)
Profit sharing	(40,056)
Notes payable	(378,129)
Billings in excess of costs	(169,499)
(1,661,168)
Purchase price	$3,477,070

Pro forma Information

The following unaudited pro forma financial information presents the combined results of operations of the Company, NECS and SECS for the three months and nine months ended January 31, 2007 and 2006 as if the acquisitions had occurred at the beginning of the period, after giving effect to certain adjustments, including the issuance of the Company’s common stock described above to finance the acquisition of SECS. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, NECS and SECS been a single entity during this period.

	Consolidated pro forma
	Three months ended	Nine months ended	Nine months ended
	January 31, 2006	January 31, 2007	January 31, 2006

Revenues	$16,596,076	$55,474,628	$50,896,135

Net income (loss)	($8,723,891)	$3,286,050	($9,164,067)

Basic net income (loss) per share	($2.08)	$0.60	($2.36)
Diluted net income (loss) per share	($2.08)	$0.55	($2.36)

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Costs and estimated earnings on uncompleted contracts consist of the following at January 31, 2007:

Costs incurred on uncompleted contracts	$32,067,446
Estimated contract profit	9,670,737
41,738,183
Less: billings to date	42,102,240
Net billings in excess	($364,057)

Costs and estimated earnings in excess of billings	$1,905,753
Billings in excess of costs and estimated earnings
on uncompleted contracts	(2,269,810)
Net billings in excess	($364,057)

NOTE 6 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of Walker, the Company assumed a ten-year lease with a trust, of which, a certain officer of the Company is the trustee, for a building and land located in Fairfield, California, which is occupied by its Walker subsidiary. For the nine months ended January 31, 2007 and 2006, the rent paid for this lease was $66,210.

In connection with the acquisition of Clayborn, an additional $1,100,000 is due by September 30, 2007, payable in quarterly distributions to the Clayborn shareholders, by payment of 50% of the quarterly post tax profits, as defined, of Clayborn and the payment of the remainder on that date. Through January 31, 2007, payments of $353,000 have been made to the former Clayborn shareholders and the total remaining due is $747,000.

In connection with the acquisition of Heinz, a $200,000 non-interest bearing promissory note was issued. Of the $200,000, $75,000 was paid in April 2005, $75,000 was paid in April 2006 and $50,000 is payable on April 1, 2007.

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

Under the terms of the Credit Agreement, as amended, the Company was permitted to borrow up to $5,000,000 under the revolving credit line, based upon eligible receivables as of January 31, 2007. As of January 31, 2007, the outstanding balance was $4,437,446. Loans under the Credit Agreement bear interest at a rate equal to either the bank’s reference rate plus one half (0.5%) percent, or LIBOR plus two and three-quarters (2.75%) percent, as the Company may request (8.125% as of January 31, 2007). The Company paid a facility fee to the bank of $50,000 on the closing date. In addition to the loan, a $500,000 letter of credit was also re-issued in favor of Walker’s surety bonding company as collateral for performance and payment bonds. In November 2006, the letter of credit was released by the surety bonding company and cancelled by the bank.

The Credit Agreement contains customary covenants, including but not limited to (i) restrictions on the permitted ratio of total unsubordinated liabilities to tangible net worth plus subordinated indebtedness, (ii) the Company's total tangible net worth, (iii) working capital, (iv) minimum earnings before interest, taxes, depreciation and amortization, and the change in the warrant liability and (v) dividend restrictions. As of January 31, 2007, the Company was in compliance with the credit agreement covenants. The loan commitment expires on August 31, 2008. The Company may prepay the loan at any time.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - PRIVATE PLACEMENT OF COMMON STOCK

On January 30, 2007, the Company sold an aggregate of 1,109,023 shares of the Company’s common stock (Common Stock) to twelve investors for aggregate proceeds of $10,092,109. On January 30, 2007, 1,068,523 shares were issued and the remaining 40,500 shares were issued on February 9, 2007. The Company paid the placement agents of the offering a cash fee of 7% of the proceeds of the offering. Accordingly as of January 31, 2007, the Company has received net proceeds of approximately $8,972,000 from the offering. The remaining $368,500 in proceeds was received on February 9, 2007.

The Common Stock was issued in a private placement transaction pursuant to Section 4(2) under the Securities Act of 1933. Pursuant to the terms of sale, the Company agreed to cause a resale registration statement covering the Common Stock to be filed no later than 30 days after the closing and declared effective no later than 120 days after the closing. If the Company fails to comply with the registration statement filing or effective date requirements, it will be required to pay the investors a fee equal to 2% of the aggregate amount invested by the purchasers per each 30 day period of delay, not to exceed 10%. The Company accounts for these penalties as contingent liabilities, applying the accounting guidance of Financial Accounting Standard No. 5, “Accounting for Contingencies” (“FAS 5”). This accounting is consistent with views established by the Emerging Issues Task Force in its consensus set forth in EITF 05-04 and FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which was issued December 21, 2006. Accordingly, we recognize the damages when it becomes probable that they will be incurred and amounts are reasonably estimable.

The Company filed a resale registration statement on February 9, 2007 covering the Common Stock, which was declared effective by the SEC on March 2, 2007, which was within the agreed upon timeframe under the terms of sale.

NOTE 9 - STOCK-BASED COMPENSATION

In September 2006, the Company adopted the 2007 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options. Under the 2007 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. At January 31, 2007, there were no stock options granted under this plan.

In September 2005, the Company adopted the 2006 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options. Under the 2006 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. These shares were registered under Form S-8. Under the terms of the 2006 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. From plan inception through January 31, 2007, options to purchase 377,702 shares were granted at exercise prices ranging from $6.14 to $8.79. At January 31, 2007, there were 6,298 options available for grant under the 2006 Incentive Stock Plan.

In March 2003, the Company established a stock option plan pursuant to which options to acquire a maximum of 416,667 shares of the Company's common stock were reserved for grant (the "2002 Plan"). These shares were registered under Form S-8. Under the terms of the 2002 Plan, the options are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At January 31, 2007, options to purchase 324,396 shares were outstanding at exercise prices ranging from $4.80 to $19.92. At January 31, 2007, there were 43,981 shares available for grant under the 2002 Plan.

Prior to May 1, 2006, the Company accounted for stock-based employee compensation under the recognition provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees and related interpretations.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective May 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) (revised December 2004), Share-Based Payment, an amendment of SFAS 123, Accounting for Stock-Based Compensation, for stock-based employee compensation, using the modified prospective transition method. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), to provide guidance regarding the adoption of SFAS 123(R), and then amended the compliance date for SFAS 123R to begin with the first fiscal year beginning on or after December 15, 2005. Under SFAS 123(R), the Company is required to recognize compensation cost for share-based compensation issued to employees, net of estimated forfeitures, under share-based compensation plans using a fair value method. Using the modified prospective transition method, compensation expense recognized for the nine months ended January 31, 2007 includes (a) compensation cost for all share-based payments granted subsequent to May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R) and (b) compensation cost for all share-based payments granted prior to, but not yet vested as of, May 1, 2006, based on the intrinsic value method. Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on May 1, 2006, the Company’s income before income taxes and net income for the nine months ended January 31, 2007 were each approximately $31,000 lower than if it had continued to account for share-based compensation under APB 25. At January 31, 2007, the total compensation cost related to unvested stock options granted to employees under the Company’s stock option plans but not yet recognized was  approximately $71,000 and is expected to be recognized over a weighted-average period of 1.4 years. For the nine months ended January 31, 2007 and 2006, the weighted average fair value of stock options granted was $3.86 and $2.08, respectively.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. Compensation cost is then recognized on a straight-line basis over the vesting or service period and is net of estimated forfeitures. The following assumptions were used to compute the fair value of stock options granted during the nine months ended January 31, 2007:

Risk-free interest rate	4.73% to 4.96%
Expected volatility	61.0% to 62.4%
Expected dividend yield	0.0%
Expected term ( in years)	3.5

The risk-free rate is based on the rate of U.S Treasury zero-coupon issues with a remaining term equal to the expected term of the option grants. Expected volatility is based on the historical volatility of the Company’s common stock using the weekly closing price of the Company’s common stock, pursuant to SAB 107. The expected dividend yield is zero based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was calculated using the simplified method pursuant to SAB 107.

Prior to May 1, 2006, the Company applied the intrinsic value method in accounting for its stock-based compensation plan. Had the Company measured compensation under the fair value-based method for stock options granted and amortized the cost over the related vesting period, the Company’s net income and net income per share would have been as follows:

	Three months ended January 31,	Nine months ended January 31,
	2006	2006
Net loss, as reported	($9,012,291)	($9,639,888)

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(280,002)	(375,297)

Net loss, pro forma	($9,292,293)	($10,015,185)

Basic and diluted net loss per share
As reported	($2.26)	($2.48)
Pro forma	($2.33)	($2.57)

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity for the nine months ended January 31, 2007, during which there were 53,039 options exercised under the Company’s stock option plans:

	2002 Plan				2006 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2006	402,932	$7.87			383,500	$6.16

Granted	-	-			11,252	8.01
Exercised	(37,039)	6.49			(16,000)	6.14
Forfeited/Expired	(41,497)	8.90			(1,050)	7.26

Outstanding, January 31, 2007	324,396	$7.90	2.4	$930,336	377,702	$6.21	4.1	$1,526,157

Vested and expected
to vest, January 31,2007	322,060	$6.47	2.4	$923,101	375,712	$6.20	4.1	$1,521,141

Exercisable, January 31,2007	307,933	$7.95	2.3	$876,722	364,000	$6.15	4.1	$1,493,690

NOTE 10 - SEGMENT REPORTING

The Company's reportable segments are determined and reviewed by management based upon the nature of the services, the external customers and customer industries and the sales and distribution methods used to market the products. The Company has two reportable segments: wireless infrastructure services and specialty communication systems. Management evaluates performance based upon income (loss) before income taxes. Corporate includes corporate salaries and external professional fees, such as accounting, legal and investor relations costs. Corporate assets include cash, prepaid expenses and deferred tax assets. Segment results for the three and nine months ended January 31, 2007 and 2006 are as follows:

	For Three Months Ended January 31, 2007				For Three Months Ended January 31, 2006
	Corporate	Wireless Infrastructure	Specialty Communication	Total	Corporate	Wireless Infrastructure	Specialty Communication	Total

Revenue	$-	$3,012,031	$15,109,374	$18,121,405	$-	$2,108,808	$9,712,381	$11,821,189

Income (loss) before income taxes	($431,438)	$42,043	$2,519,736	$2,130,341	($9,999,974)	$224,116	$1,196,232	($8,579,626)

	As of/for Nine Months Ended January 31, 2007				As of/for Nine Months Ended January 31, 2006
	Corporate	Wireless Infrastructure	Specialty Communication	Total	Corporate	Wireless Infrastructure	Specialty Communication	Total

Revenue	$-	$9,427,000	$42,883,727	$52,310,727	$-	$5,928,485	$32,314,586	$38,243,071

Income (loss) before income taxes	($1,439,989)	$585,171	$6,175,416	$5,320,598	($12,607,827)	$602,706	$3,519,006	($8,486,115)

Goodwill	$-	$4,294,631	$14,724,821	$19,019,452	$-	$2,482,085	$11,757,833	$14,239,918

Total assets	$12,955,887	$10,511,580	$38,696,476	$62,163,943	$4,702,296	$5,507,233	$26,681,075	$36,890,604

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS
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

Business Overview

The increasing demand for wireless services has become the driving force behind the recent growth in the global communications industry. Wireless technology has advanced substantially to the point where wireless networks have proven to be an effective alternative to land line networks, a key factor in its broad acceptance. The advantages of wireless over land line communication are apparent in the aspects of mobility, capacity, cost, and deployment. The use of dedicated wireless networks for specified applications has improved productivity for individuals and organizations alike. We provide design-build engineering services for specialty communication systems, which are dedicated wireless networks for specified applications and for wireless infrastructure, which encompasses cellular networks for wireless carriers. Our range of services includes site design, spectrum analysis, product integration, structured cabling, electrical work, trenching, construction, testing, project management and maintenance. Because we are technology and vendor independent, we can integrate multiple products and services across a variety of communication requirements. This ability gives our customers the flexibility to obtain the most appropriate solution for their communication needs on a cost effective basis. Our customers include corporations, government entities and educational institutions.

We operate in two segments that we define as specialty communication systems and wireless infrastructure services.

Specialty Communication Systems

We provide specialty communication systems which are wireless networks designed to improve productivity for a specified application by communicating data, voice or video information in situations where land line networks are non-existent, more difficult to deploy or too expensive. The types of specialty communication systems that we implement are used for mobile communication and general wireless connectivity purposes. In mobile communication, the most popular applications include asset tracking, telematics and telemetry.

In general wireless connectivity, we design and deploy networks that allow entities to reduce their dependence on high cost leased land lines. We have the engineering expertise to utilize any facet of wireless technology or a combination of various wireless technologies to engineer a cost effective network for a customer’s wireless communication requirement. This includes Wi-Fi, WiMAX, fixed networks, mesh networks, cellular networks or radio frequency identification. In addition, the design and deployment of a specialty communication system is a comprehensive effort that requires an in-depth knowledge of radio frequency engineering so that the wireless network is free from interference with other signals and amplified sufficiently to carry data, voice or video with speed and accuracy. For the nine months ended January 31, 2007, specialty communication systems represented approximately 82% of our total revenue.

Wireless Infrastructure Services

We provide wireless infrastructure services to major wireless carriers, which are services that include the engineering, installation, integration and maintenance of wireless carrier equipment. Wireless carriers continue to be focused on building and expanding their networks, increasing capacity, upgrading their networks with new technologies and maintaining their existing infrastructure. Our engineers install, test and commission base station equipment at the carrier cell site, including installation of new equipment, technology upgrades, equipment modifications and reconfigurations. These services may also include tower construction.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Major wireless carriers have come to depend on our experience in providing engineering and support services that keep their networks technologically advanced and consistently operational. We have extensive experience in the installation, testing and commissioning of base station equipment. We provide complete services including testing, equipment modification, reconfiguration, structured cabling and relocating equipment at the cell site. In addition, WPCS also performs network modifications, antenna sectorization, electrical work and maintenance. For the nine months ended January 31, 2007, wireless infrastructure services represented approximately 18% of our total revenue.

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition:

•
For the nine months ended January 31, 2007, the specialty communication systems segment represented approximately 82% of total revenue, and the wireless infrastructure services segment represented approximately 18% of total revenue, which remains consistent with our historical services revenue mix.

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

For the nine months ended January 31, 2006, the warrant liability increased by $9,302,099, due to the increase in the market value of our common stock, resulting in us recording a non-cash loss on fair value of warrants during the nine month period. The non-cash loss on warrants had no effect on our cash flows or liquidity.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations for the Three Months Ended January 31, 2007 Compared to the Three Months Ended January 31, 2006

Consolidated results for the three months ended January 31, 2007 and 2006 were as follows. Certain reclassifications have been made to prior year financial statements to conform to the current presentation.

	Three Months Ended
	January 31,
	2007		2006

REVENUE	$18,121,405	100.0%	$11,821,189	100.0%

COSTS AND EXPENSES:
Cost of revenue	12,150,372	67.0%	8,257,514	69.9%
Selling, general and administrative expenses	3,538,395	19.6%	2,204,838	18.6%
Depreciation and amortization	310,074	1.7%	212,334	1.8%

Total costs and expenses	15,998,841	88.3%	10,674,686	90.3%

OPERATING INCOME	2,122,564	11.7%	1,146,503	9.7%

OTHER EXPENSE (INCOME):
Interest expense	112,387	0.6%	70,391	0.6%
Interest income	(120,164)	(0.7%)	(22,994)	(0.2%)
Loss on change in fair value of warrants	-	0.0%	9,678,732	81.9%

INCOME (LOSS) BEFORE INCOME TAX PROVISION	2,130,341	11.8%	(8,579,626)	(72.6%)

Income tax provision	878,462	4.9%	432,665	3.6%

NET INCOME (LOSS)	$1,251,879	6.9%	($9,012,291)	(76.2%)

Revenue

Revenue for the three months ended January 31, 2007 was approximately $18,121,000, as compared to approximately $11,821,000 for the three months ended January 31, 2006. The increase in revenue for the period was attributable to organic growth and the acquisitions of NECS and SECS. For the three months ended January 31, 2007, we had two separate customers which comprised 21.7% and 10.9% of total revenue.

Total revenue from the specialty communication segment for the three months ended January 31, 2007 and 2006 was approximately $15,109,000 or 83.4% and $9,712,000 or 82.2% of total revenue, respectively. The increase in revenue for the period was attributable to organic growth and the acquisition of NECS. Wireless infrastructure segment revenue for the three months ended January 31, 2007 and 2006 was approximately $3,012,000 or 16.6% and $2,109,000 or 17.8% of total revenue, respectively. The increase in revenue for the period was primarily attributable to the acquisition of SECS.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs. Our cost of revenue was approximately $12,150,000 or 67.0% of revenue for the three months ended January 31, 2007, compared to approximately $8,258,000 or 69.9% for the prior year. The dollar increase in our total cost of revenue was due to the corresponding increase in revenue during the three months ended January 31, 2007, from organic revenue growth and the acquisitions of NECS and SECS. The decrease in cost of revenue as a percentage of revenue was due primarily to the revenue mix attributable to revenue from Walker, Clayborn, Heinz, Quality and the acquisitions of NECS and SECS.

The specialty communication segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended January 31, 2007 and 2006 was approximately $9,996,000 and 66.2% and $6,694,000 and 68.9%, respectively. As discussed above, the dollar increase in our total cost of revenue was due to the corresponding increase in revenue during the three months ended January 31, 2007 primarily attributable to the acquisition of NECS. The decrease in cost of revenue as a percentage of revenue was due to the revenue mix attributable to revenue from Walker, Clayborn, Quality and the acquisition of NECS.

Wireless infrastructure segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended January 31, 2007 and 2006 was approximately $2,154,000 and 71.5% and $1,564,000 and 74.1%, respectively. The dollar increase in our total cost of revenue was due to the corresponding increase in revenue during the three months ended January 31, 2007 primarily attributable to the acquisition of SECS. The decrease in cost of revenue as a percentage of revenue was due to the revenue mix attributable to Heinz and Invisinet and the acquisition of SECS.

Selling, General and Administrative Expenses

For the three months ended January 31, 2007, total selling, general and administrative expenses were approximately $3,538,000, or 19.6% of total revenue compared to $2,205,000 or 18.6% of revenue for the same period in the prior year. Included in selling, general and administrative expenses for the three months ended January 31, 2007 were $2,045,000 for salaries, commissions, and payroll taxes. The increase in salaries and payroll taxes compared to the prior year was due to the increase in headcount as a result of the acquisitions of NECS and SECS. Professional fees were $87,000, which include accounting, legal and investor relation fees. Insurance costs were $506,000 and rent for office facilities was $140,000. Automobile and other travel expenses were $228,000 and telecommunication expenses were $82,000. Other selling, general and administrative expenses totaled $450,000. For the three months ended January 31, 2007, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were approximately $2,442,000 and $746,000, respectively.

For the three months ended January 31, 2006, selling, general and administrative expenses were approximately $2,205,000 or 18.6% of revenue. Included in the selling, general and administrative expenses was $1,258,000 for salaries, commissions and payroll taxes, $68,000 in professional fees and insurance costs of $351,000. Rent for our office facilities amounted to $94,000. Automobile and other travel expenses were $176,000 and telecommunication expenses were $58,000. Other selling, general and administrative expenses totaled $200,000. For the three months ended January 31, 2006, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were approximately $1,649,000 and $294,000, respectively.

Depreciation and Amortization

For the three months ended January 31, 2007 and 2006, depreciation was approximately $186,000 and $138,000, respectively. The increase in depreciation was due to the purchase of property and equipment and the acquisition of fixed assets from acquiring NECS and SECS. The amortization of customer lists and backlog for the three months ended January 31, 2007 was approximately $124,000 as compared to $74,000 for the same period of the prior year. The increase in amortization was due to the acquisition of customer lists from NECS and SECS and backlog from SECS. All customer lists are amortized over a period of five to six years from the date of their acquisition. Backlog is amortized over a period of one year from the date of its acquisition.

Loss on Change in Fair Value of Warrants

Loss on change in fair value of warrants for the three months ended January 31, 2006 was approximately $9,679,000. The increase in the loss was due principally to the increase in the market value of our common stock. The loss represented the unrealized non-cash change in the fair value of certain warrants for the quarter, using the Black-Scholes option pricing model. The non-cash loss on fair value of warrants has no impact on our cash flows or liquidity.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income (Loss)

The net income was approximately $1,252,000 for the three months ended January 31, 2007. Net income was net of federal and state income tax expense of approximately $878,000. The variation in effective tax rates between periods was primarily due to the loss on fair value of warrants described above.

Net loss was approximately $9,012,000 for the three months ended January 31, 2006. Net loss was net of federal and state income tax expense of approximately $433,000.

Results of Operations for the Nine Months Ended January 31, 2007 Compared to the Nine Months Ended January 31, 2006

Consolidated results for the nine months ended January 31, 2007 and 2006 were as follows. Certain reclassifications have been made to prior year financial statements to conform to the current presentation.

	Nine Months Ended
	January 31,
	2007		2006

REVENUE	$52,310,727	100.0%	$38,243,071	100.0%

COSTS AND EXPENSES:
Cost of revenue	36,202,802	69.2%	27,726,737	72.5%
Selling, general and administrative expenses	9,874,455	18.9%	6,820,446	17.8%
Depreciation and amortization	880,965	1.7%	633,394	1.7%

Total costs and expenses	46,958,222	89.8%	35,180,577	92.0%

OPERATING INCOME	5,352,505	10.2%	3,062,494	8.0%

OTHER EXPENSE (INCOME):
Interest expense	326,823	0.6%	182,433	0.5%
Interest income	(294,916)	(0.6%)	(40,238)	(0.1%)
Loss on change in fair value of warrants	-	0.0%	11,406,414	29.8%

INCOME (LOSS) BEFORE INCOME TAX PROVISION	5,320,598	10.2%	(8,486,115)	(22.2%)

Income tax provision	2,089,642	4.0%	1,153,773	3.0%

NET INCOME (LOSS)	$3,230,956	6.2%	($9,639,888)	(25.2%)

Revenue

Revenue for the nine months ended January 31, 2007 was approximately $52,311,000, as compared to approximately $38,243,000 for the nine months ended January 31, 2006. The increase in revenue for the period was attributable to organic growth and the acquisitions of NECS and SECS. For the nine months ended January 31, 2007, we had two separate customers which comprised 19.3% and 12.9% of total revenue.

Total revenue from the specialty communication segment for the nine months ended January 31, 2007 and 2006 was approximately $42,884,000 or 82.0% and $32,315,000 or 84.5% of total revenue, respectively. The increase in revenue was attributable to organic growth and the acquisition of NECS. Wireless infrastructure segment revenue for the nine months ended January 31, 2007 and 2006 was $9,427,000 or 18.0% and $5,928,000 or 15.5% of total revenue, respectively. The increase in revenue was attributable to organic growth and the acquisition of SECS.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs. Our cost of revenue was approximately $36,203,000 or 69.2% of revenue for the nine months ended January 31, 2007, compared to approximately $27,727,000 or 72.5% for the prior year. The dollar increase in our total cost of revenue was due to the corresponding increase in revenue during the nine months ended January 31, 2007, from organic growth and the acquisitions of NECS and SECS. The decrease in cost of revenue as a percentage of revenue was due primarily to the revenue mix attributable to revenue from Walker, Clayborn, Heinz, Quality and the acquisitions of NECS and SECS.

The specialty communication segment cost of revenue and cost of revenue as a percentage of revenue for the nine months ended January 31, 2007 and 2006 was approximately $29,262,000 and 68.2% and $23,275,000 and 72.0%, respectively. As discussed above, the dollar increase in our total cost of revenue was due to the corresponding increase in revenue during the nine months ended January 31, 2007 attributable to organic growth and the acquisition of NECS. The decrease in cost of revenue as a percentage of revenue was due to the revenue mix attributable to revenue from Walker, Clayborn, Quality and the acquisition of NECS.

Wireless infrastructure segment cost of revenue and cost of revenue as a percentage of revenue for the nine months ended January 31, 2007 and 2006 was approximately $6,941,000 and 73.6% and $4,452,000 and 75.1%, respectively. The dollar increase in our total cost of revenue was due to the corresponding increase in revenue during the nine months ended January 31, 2007 primarily attributable to the acquisition of SECS. The decrease in cost of revenue as a percentage of revenue was due to the revenue mix attributable to Heinz and the acquisition of SECS.

Selling, General and Administrative Expenses

For the nine months ended January 31, 2007, total selling, general and administrative expenses were approximately $9,874,000, or 18.9% of total revenue compared to $6,820,000 or 17.8% of revenue for the same period in the prior year. Included in selling, general and administrative expenses for the nine months ended January 31, 2007 were $5,349,000 for salaries, commissions, and payroll taxes. The increase in salaries and payroll taxes compared to the prior year was due to the increase in headcount as a result of the acquisitions of NECS and SECS. Professional fees were $509,000, which include accounting, legal and investor relation fees. Insurance costs were $1,367,000 and rent for office facilities was $411,000. Automobile and other travel expenses were $708,000 and telecommunication expenses were $232,000. Other selling, general and administrative expenses totaled $1,298,000. For the nine months ended January 31, 2007, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were approximately $6,923,000 and $1,705,000, respectively.

For the nine months ended January 31, 2006, selling, general and administrative expenses were approximately $6,820,000 or 17.8% of revenue. Included in the selling, general and administrative expenses was $3,778,000 for salaries, commissions and payroll taxes, $394,000 in professional fees and insurance costs of $1,039,000. Rent for our office facilities amounted to $291,000. Automobile and other travel expenses were $544,000 and telecommunication expenses were $184,000. Other selling, general and administrative expenses totaled $590,000. For the nine months ended January 31, 2006, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were approximately $5,004,000 and $794,000, respectively.

Depreciation and Amortization

For the nine months ended January 31, 2007 and 2006, depreciation was approximately $523,000 and $410,000, respectively. The increase in depreciation was due to the purchase of property and equipment and the acquisition of fixed assets from acquiring NECS and SECS. The amortization of customer lists and backlog for the nine months ended January 31, 2007 was approximately $358,000 as compared to $223,000 for the same period of the prior year. The increase in amortization was due to the acquisition of customer lists from NECS and SECS and backlog from SECS. All customer lists are amortized over a period of five to six years from the date of their acquisition. Backlog is amortized over a period of one year from the date of its acquisition.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loss on Change in Fair Value of Warrants

Loss on change in fair value of warrants for the nine months ended January 31, 2006 was approximately $11,406,000. The increase in the loss was due principally to the increase in the market value of our common stock. The loss represents the unrealized non-cash change in the fair value of certain warrants for the quarter, using the Black-Scholes option pricing model. The non-cash loss on fair value of warrants has no impact on our cash flows or liquidity.

Net Income (Loss)

The net income was approximately $3,231,000 for the nine months ended January 31, 2007. Net income was net of federal and state income tax expense of approximately $2,090,000. The variation in effective tax rates between periods was primarily due to the loss on fair value of warrants described above.

Net loss was approximately $9,640,000 for the nine months ended January 31, 2006. Net loss was net of federal and state income tax expense of approximately $1,154,000.

Liquidity and Capital Resources

At January 31, 2007, we had working capital of approximately $29,112,000, which consisted of current assets of approximately $39,409,000 and current liabilities of approximately $10,297,000.

Operating activities provided approximately $7,205,000 in cash for the nine months ended January 31, 2007. The sources of cash from operating activities total approximately $8,683,000, comprised of $3,231,000 net income, $908,000 in net non-cash charges, a $3,004,000 decrease in accounts receivable, a $1,013,000 increase in billings in excess of costs and estimated earnings on uncompleted contracts payable, a $273,000 increase in deferred revenue, a $83,000 decrease in inventory and a $171,000 increase in income taxes payable. The uses of cash from operating activities total approximately $1,478,000, comprised of, a $42,000 increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $999,000 decrease in accounts payable and accrued expenses, and a $436,000 increase in prepaid expenses and other assets.

Our investing activities utilized approximately $6,769,000 in cash during the nine months ended January 31, 2007, which consisted of $434,000 paid for property and equipment, $4,458,000 for the acquisition of NECS, net of cash acquired of approximately $130,000 and $1,877,000 for the acquisition of SECS, net of cash acquired of approximately $200,000.

Our financing activities provided cash of approximately $10,313,000 during the nine months ended January 31, 2007. Financing activities include proceeds from common stock of approximately $8,972,000, borrowings under lines of credit of approximately $1,437,000, the net proceeds from the exercise of warrants of approximately $198,000, proceeds from stock options of approximately $338,000, offset by repayments of equipment loans and capital lease obligations of approximately $433,000, $149,000 to pay shareholder amounts previously accrued for acquisitions, and approximately $50,000 of equity issuance costs related to shares of our common stock issued to the shareholders of SECS.

Our capital requirements depend on numerous factors, including the market for our services, the resources we devote to developing, marketing, selling and supporting our business, the timing and extent of establishing additional markets and other factors.

On January 30, 2007, we sold an aggregate of 1,109,023 shares of our common stock to twelve investors for aggregate proceeds of $10,092,109. On January 30, 2007, 1,068,523 shares were issued and the remaining 40,500 shares were issued on February 9, 2007. We paid the placement agents of the offering a cash fee of 7% of the proceeds of the offering. Accordingly as of January 31, 2007, we have received net proceeds of approximately $8,972,000 from the offering. The remaining $368,500 in proceeds was received on February 9, 2007.

On June 3, 2005, we entered into a credit agreement with a commercial bank. The credit agreement provides for a revolving line of credit in an amount not to exceed $5,000,000, together with a letter of credit facility not to exceed $500,000. We also entered into security agreements, pursuant to which each subsidiary granted a security interest to the bank in all of their assets.

Under the terms of our credit agreement, as amended, we were permitted to borrow up to $5,000,000 under the revolving credit line, based upon eligible receivables as of January 31, 2007. As of January 31, 2007, the outstanding balance was $4,437,446. The loan under the credit agreement bears interest at a rate equal to either the bank’s reference rate plus one half (0.5%) percent, or LIBOR plus two and three-quarters (2.75%) percent, as we may request (8.125% as of January 31, 2007). We paid a facility fee to the bank of $50,000 on the closing date. In addition to the loan, a $500,000 letter of credit was re-issued in favor of Walker’s surety bonding company as collateral for performance and payment bond requirements. In November 2006, the letter of credit was released by the surety bonding company and cancelled by the bank.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The credit agreement contains customary covenants, including but not limited to (i) restrictions on the permitted ratio of total unsubordinated liabilities to tangible net worth plus subordinated indebtedness, (ii) our total tangible net worth, (iii) working capital, (iv) minimum earnings before interest, taxes, depreciation and amortization, and the change in the warrant liability, and (v) dividend restrictions. As of January 31, 2007, we were in compliance with the credit agreement covenants. The loan commitment expires on August 31, 2008. We may prepay the loan at any time.

At January 31, 2007, we had cash and cash equivalents of approximately $23,029,000, and working capital of approximately $29,112,000. With the funds available from our recent private placement of common stock, internally generated funds and the revolving credit line, we believe that we have sufficient capital to meet our needs through January 31, 2008. Our future operating results may be affected by a number of factors including our success in bidding on future contracts and our continued ability to manage controllable costs effectively. To the extent we grow by future acquisitions that involve consideration other than stock, our cash requirements may increase.

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

Effective July 19, 2006, we acquired SECS of Sarasota, Florida for approximately $2,061,000 in cash and 200,288 shares of our common stock having a value of approximately $1,400,000. SECS was acquired pursuant to a Stock Purchase Agreement among WPCS, SECS, and the shareholders of SECS. We filed a registration statement with the SEC to register the shares of common stock issued to the former SECS shareholders, and the registration statement was declared effective by the SEC on August 24, 2006. In connection with the acquisition, SECS entered into employment agreements and a consulting agreement with certain officers or former officers of SECS. Based on the preliminary allocation of the net assets acquired from SECS, we recognized goodwill and other intangible assets of approximately $2,193,000. Upon completion of a formal purchase price allocation there may be a decrease or increase in the amount assigned to goodwill and a corresponding increase or decrease in tangible or intangible assets.

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

We recently announced that we have signed letters of intent to acquire the following companies. These transactions are expected to close by April 1, 2007, subject to completion of due diligence and the execution of definitive agreements.

We intend to acquire 60% of Taian AGS Pipeline Construction Company Ltd. (TAGS), for $1.6 million in cash and stock. Founded in 1997, TAGS is a communications infrastructure engineering company serving the China market. Headquarterd in Taian, China, TAGS is certified by the People's Republic of China as both a Construction Enterprise of Reform Development company and a Technically Advanced Construction Enterprise company for the Province of Shandong, which are two of the highest certifications achievable for engineering and construction based businesses in China. TAGS is also licensed in 17 other provinces and has completed projects for a diverse customer base of businesses and government institutions in over 30 cities in China  that TAGS is certified.

We intend to acquire 100% of ATC International, Inc. (ATC) for $2.45 million in cash at closing with an additional earn out to be paid upon the achievement of certain earnings targets over a period of twenty-four months from the closing date. Founded in 1993, ATC is an engineering organization in the design and deployment of wireless solutions and security systems. The company is headquartered in Miami, FL with an office in El Salvador that services its customers in Central America. ATC has completed many projects in the government and commercial sectors.

We intend to acquire 100% of Voacolo Electric Incorporated (Voacolo) for $2.5 million in cash and stock at closing with an additional earn out to be paid upon the achievement of a certain earnings target over a twelve-month period from the closing date. Founded in 1994, Voacolo is an electrical contractor in the Mid-Atlantic area that specializes in both high and low voltage applications as well as structured cabling and voice/data/video solutions, as well as beginning to expand its operations particularly in wireless video surveillance. The company is headquartered in Trenton, NJ and has completed many major projects for commercial and government entities.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Backlog

As of January 31, 2007, we had a backlog of unfilled orders of approximately $24.9 million compared to approximately $19.7 million at January 31, 2006. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments which may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS
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

Revenue Recognition

    We generate our revenue by providing project engineering and deployment services for wireless infrastructure services and specialty communication systems. We provide a range of services including site design, spectrum analysis, product integration, structured cabling, electrical work, trenching, construction, testing, project management and maintenance. Our engineering and deployment services report revenue pursuant to customer contracts that span varying periods of time. We report revenue from contracts when persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is reasonably assured.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We record revenue and profit from long-term contracts on a percentage-of-completion basis, measured by the percentage of contract costs incurred to date to the estimated total costs for each contracts. Contracts in process are valued at cost plus accrued profits less earned revenues and progress payments on uncompleted contracts. Contract costs include direct materials, direct labor, third party subcontractor services and those indirect costs related to contract performance. Contracts are generally considered substantially complete when engineering is completed and/or site construction is completed.

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

We also recognize certain revenue from short-term contracts when equipment is delivered or the services have been provided to the customer. For maintenance contracts, revenue is recognized ratably over the service period.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements(“SAB 108”), which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a “rollover” method, which focuses primarily on the income statement impact of misstatements, and the “iron curtain” method, which focuses primarily on the balance sheet impact of misstatements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative factors, a misstatement is determined to be material. We are currently evaluating the potential impact, if any, of the adoption of SAB 108 on our condensed consolidated financial position, results of operations and cash flows or financial statement disclosures.

In February, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact SFAS 159 may have on our results of operations or financial position.

No other recently issued accounting pronouncement issued or effective after the end of the fiscal year is expected to have a material impact on our consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Interest Rate Risk

Interest rate risk represents the potential loss from adverse changes in market interest rates. We are subject to interest rate risk with respect to amounts borrowed under our credit facility because such amounts bear interest at a variable rate. The interest rate is equal to the bank’s reference rate plus one half (0.5%) percent, or LIBOR plus two and three-quarters (2.75%) percent, as we may request (8.125% as of January 31, 2007). At January 31, 2007, we had approximately $4,437,000 million of indebtedness outstanding under our revolving credit facility. A 1.0% increase in interest rates on un-hedged variable rate borrowings of $4.4 million at January 31, 2007 would result in additional interest expense of approximately $33,000 for the nine months ended January 31, 2007.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of January 31, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, “Risk Factors,” of the Company’s Annual Report on Form 10-KSB for the year ended April 30, 2006, other than to update certain financial information as of and for the three months ended January 31, 2007 regarding the following risk factors.

Amounts included in our backlog may not result in actual revenue or translate into profits.

As of January 31, 2007, we had a backlog of unfilled orders of approximately $24.9 million. This backlog amount is based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. In addition, contracts included in our backlog may not be profitable. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience delays or cancellations in the future. If our backlog fails to materialize, we could experience a reduction in revenue, profitability and liquidity.

There may be an adverse effect on the market price of our shares as a result of shares being available for sale in the future.

As of January 31, 2007, holders of our outstanding options and warrants have the right to acquire 2,586,445 shares of common stock issuable upon the exercise of stock options and warrants, at exercise prices ranging from $4.80 to $19.92 per share, with a weighted average exercise price of $6.98. The sale or availability for sale in the market of the shares underlying these options and warrants could depress our stock price. We have registered substantially all of the underlying shares described above for resale. Holders of registered underlying shares may resell the shares immediately upon exercise of an option or warrant.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 30, 2007, we sold an aggregate of 1,109,023 shares of common stock to twelve investors for aggregate proceeds of $10,092,109. The common stock was issued in a private placement transaction pursuant to Section 4(2) under the Securities Act of 1933. Pursuant to the terms of sale, we agreed to cause a resale registration statement covering the common stock to be filed no later than 30 days after the closing and declared effective no later than 120 days after the closing. We filed a resale registration statement on February 9, 2007 covering the common stock, which was declared effective by the Securities and Exchange Commission on March 2, 2007.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

PART II - OTHER INFORMATION

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

WPCS INTERNATIONAL INCORPORATED

Date: March 19, 2007	By:	/s/ JOSEPH HEATER
Joseph Heater
Chief Financial Officer