Form 10-K
period 2007-04-30
WPCS INTERNATIONAL INC
filed 2007-07-30
CIK 1086745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year Ended April 30, 2007

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

(610) 903-0400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act:

Title of class: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes☐   No☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes☐   No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐      Accelerated filer☐   Non-accelerated filer☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.)  Yes☐   No☒

The aggregate market value of the voting common equity held by non-affiliates as of October 31, 2006, based on the closing sales price of the Common Stock as quoted on the Nasdaq Capital Market was $35,455,837.90. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of July 26, 2007, there were 6,979,256 shares of issuer’s common stock outstanding.

PART I

ITEM 1. - DESCRIPTION OF BUSINESS

This Annual Report on Form 10-K includes the accounts of WPCS International Incorporated (WPCS) and its wholly owned subsidiaries, WPCS Incorporated , Invisinet Inc. (Invisinet), Walker Comm, Inc. (Walker Comm), Clayborn Contracting Group, Inc. (Clayborn), Heinz Corporation (Heinz), Quality Communications & Alarm Company, Inc. (Quality), New England Communications Systems, Inc. (NECS) from June 1, 2006 (date of acquisition), Southeastern Communication Services, Inc. (SECS) from July 19, 2006 ( date of acquisition), Voacolo Electric Incorporated (Voacolo) from March 30, 2007 ( date of acquisition), and its 60% interest in Taian AGS Pipeline Construction Co. Ltd (TAGS) from April 5, 2007 ( date of acquisition), collectively “we”, us” or the "Company".

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (SEC). We make available on our website under "Investor Relations/SEC Filings," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.wpcs.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

With twelve offices across the United States and one office in China, we provide our services to our customers nationwide and internationally. Our rapid revenue growth since we commenced operations in November 2001 is attributable to a combination of acquisitions and organic growth. For the fiscal year ended April 30, 2007, we generated revenues of approximately $70 million, an increase of 34.2% from the fiscal year ended April 30, 2006. Our backlog at April 30, 2007 was approximately $34.9 million.

Industry Background

Worldwide use of wireless communications has grown rapidly. According to a Telecommunications Industry Association report, in 2006, the domestic corporate, government and education sectors spent an estimated $8.8 billion on the deployment of wireless networks and expenditures are growing at 25% per year. In 2006, the international corporate, government and education sectors spent an estimated $28.1 billion on the deployment of wireless networks and expenditures are growing at 33% per year. According to a report issued by The Cellular Telecommunications & Internet Association (CTIA), wireless carriers spent $33 billion on capital investments and expenditures are growing at 14% per year. The growing numbers of wireless users has fueled the growth of the wireless services industry.

Advantages of Wireless Technology

Various improvements in wireless technologies have resulted in an environment where wireless solutions provide a number of key advantages over traditional land line solutions, including:

•
Mobility. Mobile communications and computing are among the driving forces behind the demand for wireless connectivity. The increased functionality and declining cost of mobile wireless devices has fueled further growth. Mobile connectivity has led to greater productivity as organizations transmit data and gather information from remote staff and locations where land line connectivity is unavailable. Such mobile connectivity has created significant cost savings in data collection, increased responsiveness, enabled greater access to enterprise resources and improved controls.

•
Capacity. Current technology allows wireless transmission with capacity, quality and reliability superior to land line and comparable to fiber. For example, current radio technology is capable of two-way data transfer at rates up to 1 gigabits per second, allowing wireless networks to transmit content as quickly as over fiber in most instances.

•
Cost. Wireless networks cost less than comparable landline networks both to deploy and to operate. Wireless deployment is less expensive because the installation of a landline network is more labor-intensive, requires more time and may involve substantial right-of-way expenditures. We expect the main cost component of wireless networks, equipment, to continue to decline as technology advances and production volumes increase. Operating costs of wireless networks are also lower because landlines require extensive troubleshooting to execute repairs. In addition, wireless networks bypass local service providers, eliminating recurring monthly charges.

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

Industry Trends

The demand for wireless networks can be tied to the following key trends:

•	Increased security of wireless data transmission;

•	Introduction of new technologies;

•	Increasing accessibility and affordability of wireless mobile devices; and

•	Increased capacity of wireless networks, making them a legitimate substitute for land line communications.

The advantages gained through wireless communications have expanded the scope of possible applications, creating demand for specialty communication systems.

Business Strategy

Our goal is to become a recognized leader in the design and deployment of wireless networks for specialty communication systems and wireless infrastructure. We have designed and deployed many systems incorporating innovative uses of wireless technology in various vertical markets. Our strategy focuses on both organic growth and the pursuit of acquisitions that add to our engineering capacity and geographic coverage. Specifically, we will endeavor to:

•	Provide additional services for our customers. Each acquisition we make expands our customer base. We seek to expand these new customer relationships by making them aware of the diverse products and services we offer. We believe that providing these customers the full range of our services will lead to new projects or revenue opportunities and increased profitability.

•
Maintain and expand our focus in vertical markets. We have deployed successful, innovative wireless solutions for multiple customers in a number of vertical markets, such as public safety, healthcare, security and gaming. We will continue to seek additional customers in these targeted vertical markets who can benefit from our expertise and look for new ways in which we can deploy wireless networks to enhance productivity within these markets. We also look to expand our vertical market coverage and include these new markets as appropriate.

•
Strengthen our relationships with technology providers. We will continue to strengthen the relationships we have with technology providers. These companies rely on us to deploy their technology products within their customer base. We have worked with these providers in testing new equipment they develop and our personnel maintain certifications on our technology providers’ products. We also look for innovative products that can be of benefit to our customers, and endeavor to establish similar relationships with new technology providers as part of our commitment to offering the most advanced solutions.

•
Seek strategic acquisitions. We will continue to look for additional acquisitions of compatible businesses that can be assimilated into our organization, expand our geographic coverage and add accretive earnings to our business. Our preferred acquisition candidates will have experience with specialty communication systems. Since April 30, 2007, we have signed letters of intent to acquire Major Electric, Inc. and Max Engineering LLC. We expect these acquisitions to close by August 1, 2007, subject to completion of due diligence and the execution of definitive agreements.

Services

We operate in two segments, specialty communication systems and wireless infrastructure services. Specialty communication systems are wireless networks designed to improve productivity for a specified application by communicating data, voice or video information in situations where land line networks are non-existent, more difficult to deploy or too expensive. Wireless infrastructure services include the engineering, installation, integration and maintenance of wireless carrier equipment. For the fiscal year ended April 30, 2007, specialty communication systems represented approximately 81% of our total revenue, and wireless infrastructure services represented approximately 19% of our total revenue. For the fiscal year ended April 30, 2006, specialty communication systems represented approximately 82% of our total revenue, and wireless infrastructure services represented approximately 18% of our total revenue.

Specialty Communication Systems

The types of specialty communication systems that we implement are used for mobile computing and general wireless connectivity purposes. In mobile computing, the most popular use is the transfer of data, voice or video from a server to a mobile device, which can be achieved through the following applications:

•	Asset tracking, which is a wireless network that monitors the location of mobile assets such as vehicles or stationary assets such as equipment;

•	Telematics, which are instructions sent through a wireless network that controls a device such as a slot machine or traffic signal; and

•	Telemetry, which is the acquisition of data from a measuring device, such as devices used at a water treatment plant to maintain the integrity of drinking water.

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

We are technology and vendor independent. As wireless networks evolve, customers are increasingly showing a tendency to select independent service providers, allowing our independence to become an important differentiator. As open standards continue to supplant vendor proprietary protocols and products in the marketplace, we believe our independent position will allow us to capture an increasing share of the specialty communication systems market. We believe that the strength of our experience in the design and deployment of these specialty communication systems gives us a competitive advantage and has supported our rapid growth, both organically and through acquisitions.

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

Customers

We serve a variety of corporate, government and education customers in various market segments. In our specialty communication systems segment, we believe our design and deployment of innovative wireless networks specific to the needs of customers in certain vertical markets has brought us recognition. In our wireless infrastructure segment, our customers are major wireless carriers.

For the fiscal years ended April 30, 2007 and 2006, we had revenue from a customer, Genentech, of approximately $12.7 million or 18.1% and $7.6 million or 14.5%, respectively. In addition, for the fiscal years ended April 30, 2007 and 2006, we had revenue from a customer, Sprint Nextel, of approximately $8.2 million or 11.7% and $10.8 million or 20.8%, respectively.

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

Backlog

As of April 30, 2007, we had a backlog of unfilled orders of approximately $34.9 million compared to approximately $15.9 million at April 30, 2006. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

Competition

We face competition from numerous service organizations, ranging from small independent regional firms to larger firms servicing national markets. We also face competition from existing or prospective customers that employ in-house personnel to perform some of the same types of services that we provide. Historically, there have been relatively few significant barriers to entry into the markets in which we operate, and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. At the present time, we believe that there are no dominant competitors in the specialty communication systems or wireless infrastructure segment but we would classify Tetra Tech Incorporated (NASDAQ-TTEK) and Black Box Corporation (NASDAQ-BBOX) as specialty communication systems competitors and LCC International Incorporated (NASDAQ-LCCI) as a wireless infrastructure services competitor.

The principal competitive advantage in these markets is the ability to deliver results on time and within budget. Other factors of importance include reputation, accountability, staffing capability, project management expertise, industry experience and competitive pricing. In addition, expertise in new and evolving technologies has become increasingly important. We believe that the ability to design, deploy and maintain all facets of wireless technology for various vertical sectors gives us a competitive advantage. We maintain a trained and certified staff of engineers that have developed proven methodologies for the design and deployment of wireless networks, and can provide these services on an international basis. In addition, we offer both a union and non-union workforce that allows us to bid on either labor requirement, creating yet another competitive advantage.

However, our ability to compete effectively also depends on a number of additional factors that are beyond our control. These factors include competitive pricing for similar services, the ability and willingness of the competition to finance projects on favorable terms, the ability of customers to perform the services internally and the responsiveness of our competitors to customer needs.

Employees

As of April 30, 2007, we employed 361 full time employees, of whom 239 are project engineers, 27 are project managers, 89 are in administration and sales and six are executives. A majority of the project engineers are represented by the International Brotherhood of Electrical Workers. We also have non-union employees. We believe our relations with all of our employees are good. We have approximately 106 union employees. A contract with 15 union employees expired on May 31, 2007. A new contract with this union has been negotiated and is in the process of completion. A contract with six union employees expires on September 30, 2007. A contract with 85 union employees expires on November 30, 2008.

ITEM 1A - RISK FACTORS

Our success is dependent on growth in the deployment of wireless networks, and to the extent that such growth slows down, our revenues may decrease and our ability to continue operating profitably may be harmed.

Customers are constantly re-evaluating their network deployment plans in response to trends in the capital markets, changing perceptions regarding industry growth, the adoption of new wireless technologies, increasing pricing competition and general economic conditions in the United States and internationally. If the rate of network deployment growth slows and customers reduce their capital investments in wireless technology or fail to expand their networks, our revenues and profits could be reduced.

We have a limited history of profitability which may not continue.

While we had net income of approximately $4.6 million for the fiscal year ended April 30, 2007, we incurred a net loss of approximately $1.6 million for the fiscal year ended April 30, 2006. There can be no assurance that we will sustain profitability or generate positive cash flow from operating activities in the future. If we cannot achieve operating profitability or positive cash flow from operating activities, we may not be able to meet our working capital requirements. If we are unable to meet our working capital requirements, we may need to reduce or cease all or part of our operations.

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

Since November 1, 2001, we have acquired nine companies and we intend to further expand our operations through targeted strategic acquisitions. However, we may not be able to identify suitable acquisition opportunities. Even if we identify favorable acquisition targets, there is no guarantee that we can acquire them on reasonable terms or at all. If we are unable to complete attractive acquisitions, the growth that we have experienced over the last five fiscal years may decline.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. To the extent that any significant customer uses less of our services or terminates its relationship with us, our revenues could decline significantly. As a result, the loss of any significant customer could seriously harm our business. For the fiscal year ended April 30, 2007, we had two separate customers which accounted for 18.1% and 11.7% of our revenues. For the fiscal year ended April 30, 2006, we had two separate customers which accounted for 20.8% and 14.5% of our revenues. Other than under existing contractual obligations, none of our customers is obligated to purchase additional services from us. As a result, the volume of work that we perform for a specific customer is likely to vary from period to period, and a significant customer in one period may not use our services in a subsequent period.

Amounts included in our backlog may not result in actual revenue or translate into profits.

As of April 30, 2007, we had a backlog of unfilled orders of approximately $34.9 million. This backlog amount is based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. In addition, contracts included in our backlog may not be profitable. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience delays or cancellations in the future. If our backlog fails to materialize, we could experience a reduction in revenue, profitability and liquidity.

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

If we are unable to retain the services of Messrs. Hidalgo, Schubiger, Heinz, Walker, or Madenford operations could be disrupted.

Our success depends to a significant extent upon the continued services of Mr. Andrew Hidalgo, our Chief Executive Officer and Messrs. Richard Schubiger, James Heinz, Donald Walker, and Charles Madenford, our Executive Vice Presidents. Mr. Hidalgo has overseen our company since inception and provides leadership for our growth and operations strategy. Messrs. Schubiger, Heinz, Walker and Madenford run the day-to-day operations of Quality, Heinz, Walker Comm, and Clayborn respectively. Loss of the services of Messrs. Hidalgo, Schubiger, Heinz, Walker or Madenford could disrupt our operations and harm our growth, revenues, and prospective business. We do not maintain key-man insurance on the lives of Messrs. Hidalgo, Schubiger, Heinz, Walker or Madenford.

Employee strikes and other labor-related disruptions may adversely affect our operations.

Our business is labor intensive, with certain projects requiring large numbers of engineers. Over 29% of our workforce is unionized. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct our business. If we are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages. Any of these events could be disruptive to our operations and could result in negative publicity, loss of contracts and a decrease in revenues.

We may incur goodwill impairment charges in our reporting entities which could harm our profitability.

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” we periodically review the carrying values of our goodwill to determine whether such carrying values exceed the fair market value. Eight of our acquired companies, Clayborn, Heinz, Invisinet, Quality, Walker Comm, NECS, SECS and Voacolo, each of which is a reporting unit, are subject to annual review for goodwill impairment. If impairment testing indicates that the carrying value of a reporting unit exceeds its fair value, the goodwill of the reporting unit is deemed impaired. Accordingly, an impairment charge would be recognized for that reporting unit in the period identified, which could reduce our profitability.

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

The stock market in general, and the stock prices of technology and telecommunications companies in particular, have experienced volatility that has often been unrelated to or disproportionate to the operating performance of those companies. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. Between April 30, 2006 and April 30, 2007, our common stock has traded as low as $6.53 and as high as $13.74 per share, based upon information provided by NASDAQ Capital Market and NASDAQ Global Market. Factors which could have a significant impact on the market price of our common stock include, but are not limited to, the following:

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

We can issue shares of preferred stock without shareholder approval, which could adversely affect the rights of common shareholders.

Our certificate of incorporation permits us to establish the rights, privileges, preferences and restrictions, including voting rights, of future series of our preferred stock and to issue such stock without approval from our stockholders. The rights of holders of our common stock may suffer as a result of the rights granted to holders of preferred stock that we may issue in the future. In addition, we could issue preferred stock to prevent a change in control of our company, depriving common shareholders of an opportunity to sell their stock at a price in excess of the prevailing market price.

There may be an adverse effect on the market price of our shares as a result of shares being available for sale in the future.

As of July 15, 2007, holders of our outstanding options and warrants have the right to acquire 2,454,216 shares of common stock issuable upon the exercise of stock options and warrants, at exercise prices ranging from $4.80 to $19.92 per share, with a weighted average exercise price of $7.02. The sale or availability for sale in the market of the shares underlying these options and warrants could depress our stock price. We have registered substantially all of the underlying shares described above for resale. Holders of registered underlying shares may resell the shares immediately upon issuance upon exercise of an option or warrant.

If our stockholders sell substantial amounts of our shares of common stock, including shares issued upon the exercise of outstanding options and warrants, the market price of our common stock may decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

We are subject to the risks associated with doing business in the People’s Republic of China (PRC).

We conduct certain business in China through our TAGS joint venture, which is organized under the laws of the PRC. Our China operations are directly related to and dependent on the social, economic and political conditions in this country, many of which we have no control over, and are influenced by many factors, including:

•	changes in the region’s economic, social and political conditions or government policies;

•	changes in trade laws, tariffs and other trade restrictions or licenses;

•	changes in foreign exchange regulation in China may limit our ability to freely convert currency to make dividends or other payments in U.S. dollars;

•	fluctuation in the value of the RMB ( Chinese Yuan) could adversely affect the value of our investment in China;

•	limitations on the repatriation of earnings or assets, including cash;

•	adverse changes in tax laws and regulations;

•	difficulties in managing or overseeing our China operations, including the need to implement appropriate systems, policies, benefits and compliance programs; and

•	different liability standards and less developed legal systems that may be less predictable than those in the United States.

The occurrence or consequences of any of these conditions may restrict our ability to operate and/or decrease the profitability our operations in China.

ITEM 2 - PROPERTIES

Properties

Our principal executive offices are located in approximately 2,550 square feet of office space in Exton, Pennsylvania. We operate our business under office leases in the following locations:

			Minimum
		Lease	Annual
Location	Subsidiary	Expiration Date	Rent
Exton, Pennsylvania	WPCS Corporate headquarters	February 1, 2008	$51,000
Auburn, California (1)	Clayborn	Month-to-month	$64,440
St. Louis, Missouri	Heinz	August 31, 2010	$56,142
Exton, Pennsylvania	Heinz	July 31, 2008	$8,640
Windsor, Connecticut	NECS	April 30, 2014	$80,821
Chicopee, Massachusetts	NECS	August 31, 2007	$3,000
Lakewood, New Jersey	Quality	August 31, 2007	$118,370
Sarasota, Florida (2)	SECS	July 31, 2011	$51,360
Trenton, New Jersey (3)	Voacolo	April 1, 2008	$54,000
Fairfield, California (4)	Walker Comm	February 28, 2011	$96,950
Rocklin, California	Walker Comm	January 31, 2008	$27,300
San Leandro, California	Walker Comm	July 31, 2008	$13,824

(1) The lease for our Auburn, California location is month to month; therefore the minimum annual rental price assumes we rent the property for the entire year.
(2) We lease our Sarasota, Florida location from a trust, of which one of the former shareholders of Southeastern Communications Services, Inc., is the trustee.
(3) We lease our Trenton, New Jersey location from Voacolo Properties LLC, of which the former shareholders of Voacolo Electric, Inc., are the members.
(4) We lease our Fairfield, California location from a trust, of which Gary Walker, one of our Directors, is the trustee.

We believe that our existing facilities are suitable and adequate to meet our current business requirements.

ITEM 3 - LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings or claims.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock is currently traded on the NASDAQ Global Market under the symbol “WPCS.” Prior to December 21, 2006, our common stock traded on the NASDAQ Capital Market.

For the period from May 1, 2005 to date, the following table sets forth the high and low sale prices of our common stock as reported by the NASDAQ Capital Market and NASDAQ Global Market.

Period	High	Low
Fiscal Year Ended April 30, 2007:
First Quarter	$9.80	$6.53
Second Quarter	10.75	6.60
Third Quarter	10.58	8.64
Fourth Quarter	13.74	9.30

Fiscal Year Ending April 30, 2006:
First Quarter	$9.18	$4.32
Second Quarter	9.03	5.58
Third Quarter	12.78	6.12
Fourth Quarter	12.45	7.20

On July 26, 2007, the closing sale price of our common stock, as reported by the NASDAQ Global Market, was $13.23 per share. On July 26, 2007, there were 76 holders of record of our common stock.

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

STOCK PRICE PERFORMANCE GRAPH

Prior to May 24, 2002, we were not publicly traded and there was no public market for our securities. On May 24, 2002, we completed a reverse merger and began trading on the Over the Counter Bulletin Board. Our shares did not begin actively trading until May 29, 2002. The graph below compares the cumulative total return of our common shares with that of the NASDAQ Composite Index and the NASDAQ Telecommunications Index from May 29, 2002 (the date our shares first began actively trading) through April 30, 2007. The graph assumes that you invested $100 at the close of market on May 29, 2002 in our common shares and $100 invested at that same time in each of the indexes. The comparisons in this graph are provided in accordance with SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of our common shares.

	Reverse Merger	4/30/03	4/30/04	4/30/05	4/30/06	4/30/07
WPCS International	$ 100.00	$ 46.00	$ 45.60	$ 16.50	$ 28.10	$ 44.83
NASDAQ Composite Index	$ 100.00	$ 86.74	$ 113.74	$ 113.83	$ 137.57	$ 149.57
NASDAQ Telecommunications Index	$ 100.00	$ 91.94	$ 124.49	$ 124.29	$ 157.46	$ 175.28

ITEM 6 - SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The statements of operations data for the fiscal years ended April 30, 2007, 2006 and 2005 and the balance sheet data at April 30, 2007 and 2006 are derived from our audited financial statements which are included elsewhere in this Annual Report. The statement of operations data for the years ended April 30, 2004 and 2003 and the balance sheet data at April 30, 2005, 2004 and 2003 are derived from our audited financial statements which are not included in this Annual Report. The historical results are not necessarily indicative of results to be expected for future periods.

	2007	2006	2005	2004	2003

REVENUE	$70,000,070	$52,144,575	$40,148,233	$22,076,246	$5,422,858

COSTS AND EXPENSES:
Cost of revenue	47,781,351	38,010,945	32,445,470	17,286,099	3,768,495
Selling, general and administrative expenses	13,244,909	9,191,392	7,032,504	4,441,776	1,892,609
Depreciation and amortization	1,239,486	837,789	682,397	382,510	116,501

Total costs and expenses	62,265,746	48,040,126	40,160,371	22,110,385	5,777,605

OPERATING INCOME (LOSS)	7,734,324	4,104,449	(12,138)	(34,139)	(354,747)

OTHER EXPENSE (INCOME):
Interest expense	496,330	256,022	31,865	14,048	6,997
Interest income	(525,524)	(121,720)	(10,817)	-	-
Minority interest	23,099	-	-	-	-
Loss (gain) on change in fair value of warrants	-	4,078,494	(1,414,263)	-	-

INCOME (LOSS) BEFORE INCOME TAX PROVISION	7,740,419	(108,347)	1,381,077	(48,187)	(361,744)

Income tax provision	3,146,818	1,515,773	52,096	76,000	19,550

NET INCOME (LOSS)	$4,593,601	($1,624,120)	$1,328,981	($124,187)	($381,294)

Basic net income (loss) per common share	$0.80	($0.40)	$0.50	($0.01)	($0.05)

Diluted net income (loss) per common share	$0.72	($0.40)	$0.49	($0.01)	($0.05)

BALANCE SHEET DATA:

CASH AND CASH EQUIVALENTS	$21,558,739	$12,279,646	$989,252	$1,984,636	$167,547

TOTAL ASSETS	71,691,670	44,122,318	30,176,711	20,882,097	9,821,226

LONG-TERM DEBT	7,337,105	3,487,757	831,156	815,418	-

WORKING CAPITAL ( Current Assets less	30,319,951	20,175,844	5,095,320	2,396,169	1,435,134
Current Liabilities)
SHAREHOLDERS' EQUITY	$51,531,983	$32,563,270	12,628,407	$11,287,755	$7,460,887

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In general wireless connectivity, we design and deploy networks that allow entities to reduce their dependence on high cost leased land lines. We have the engineering expertise to utilize any facet of wireless technology or a combination of various wireless technologies to engineer a cost effective network for a customer’s wireless communication requirement. In addition, the design and deployment of a specialty communication system is a comprehensive effort that requires an in-depth knowledge of radio frequency engineering so that the wireless network is free from interference with other signals and amplified sufficiently to carry data, voice or video with speed and accuracy. For the year ended April 30, 2007, specialty communication systems represented approximately 81% of our total revenue.

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

Major wireless carriers have come to depend on our experience in providing engineering and support services that keep their networks technologically advanced and consistently operational. We have extensive experience in the installation, testing and commissioning of base station equipment. We provide complete services including testing, equipment modification, reconfiguration, structured cabling and relocating equipment at the cell site. In addition, WPCS also performs network modifications, antenna sectorization, electrical work and maintenance. For the year ended April 30, 2007, wireless infrastructure services represented approximately 19% of our total revenue.

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition:

•
For the year ended April 30, 2007, the specialty communication systems segment represented approximately 81% of total revenue, and the wireless infrastructure services segment represented approximately 19% of total revenue, which remains consistent with our historical services revenue mix.

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

•
In connection with the sale of our common stock and warrants to certain investors during the third quarter ended January 31, 2005, we granted certain registration rights that provided for liquidated damages in the event of failure to timely perform under the agreements. During the third quarter of fiscal 2006, we became aware that the SEC had recently announced its preferred interpretation of the accounting for common stock and warrants with registration rights under Emerging Issues Task Force (EITF) 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company’s Own Stock,” and EITF 05-04, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19.” Although the EITF was still reviewing the guidance in EITF 05-04, the SEC concluded that under EITF 00-19, the common stock and warrants subject to registration rights where significant liquidated damages could be required to be paid to the holder of the instrument in the event the issuer fails to maintain the effectiveness of a registration statement for a preset time period does not meet the tests required for shareholders’ equity classification and accordingly, must be reflected as temporary equity in the balance sheet until the conditions are eliminated. Additionally, the fair value of warrants should be recorded as a liability, with an offsetting reduction to shareholders’ equity, adjusted to market value at the end of each period. In analyzing instruments under EITF 00-19, the SEC concluded that the likelihood or probability related to the failure to maintain an effective registration statement was not a factor at that time. During fiscal 2006, the warrant liability increased by $4,078,494, due to the increase in the market value of our common stock, resulting in a net non-cash loss on fair value of warrants for the fiscal year ended April 30, 2006. The non-cash loss on warrants had no effect on our cash flows or liquidity. On April 11, 2006, we entered into a waiver agreement with the institutional investors related to this private placement. Under the waiver, the parties agreed to modify the registration rights agreement associated with the common stock and warrants issued in November 2004 affected by EITF 00-19, thereby eliminating the penalty provisions that could have resulted from not maintaining an effective registration statement related to these common shares and shares underlying the warrants, and eliminating any similar non-cash charges in subsequent fiscal years.

Results of Operations for the Fiscal Year ended April 30, 2007 Compared to Fiscal Year Ended April 30, 2006

The accompanying consolidated financial statements include the accounts of WPCS International Incorporated (WPCS) and its wholly owned subsidiaries, WPCS Incorporated , Invisinet Inc. (Invisinet), Walker Comm, Inc. (Walker), Clayborn Contracting Group, Inc. (Clayborn), Heinz Corporation (Heinz), Quality Communications & Alarm Company, Inc. (Quality), New England Communications Systems, Inc. (NECS) from June 1, 2006 (date of acquisition), Southeastern Communication Services, Inc. (SECS) from July 19, 2006 ( date of acquisition), Voacolo Electric Incorporated (Voacolo) from March 30, 2007 ( date of acquisition), and its 60% interest in Taian AGS Pipeline Construction Co. Ltd (TAGS) from April 5, 2007 ( date of acquisition), collectively the "Company". Consolidated results for the year ended April 30, 2007 and 2006 are as follows.

	Year Ended
	April 30,
	2007		2006

REVENUE	$70,000,070	100.0%	$52,144,575	100.0%

COSTS AND EXPENSES:
Cost of revenue	47,781,351	68.3%	38,010,945	72.9%
Selling, general and administrative expenses	13,244,909	18.9%	9,191,392	17.6%
Depreciation and amortization	1,239,486	1.8%	837,789	1.6%

Total costs and expenses	62,265,746	89.0%	48,040,126	92.1%

OPERATING INCOME	7,734,324	11.0%	4,104,449	7.9%

OTHER EXPENSE (INCOME):
Interest expense	496,330	0.7%	256,022	0.5%
Interest income	(525,524)	(0.8%)	(121,720)	(0.2%)
Minority interest	23,099	0.0%	-	0.0%
Loss on change in fair value of warrants	-	0.0%	4,078,494	7.8%

INCOME (LOSS) BEFORE INCOME TAX PROVISION	7,740,419	11.1%	(108,347)	(0.2%)

Income tax provision	3,146,818	4.5%	1,515,773	2.9%

NET INCOME (LOSS)	$4,593,601	6.6%	($1,624,120)	(3.1%)

Revenue

Revenue for the year ended April 30, 2007 was approximately $70,000,000, as compared to $52,145,000 for the year ended April 30, 2006. The increase in revenue for the year was primarily attributable to the acquisition of NECS on June 1, 2006, SECS on July 19, 2006, Voacolo on March 30, 2007, TAGS on April 5, 2007 and from organic growth. For the year ended April 30, 2007, we had two separate customers which comprised 18.1% and 11.7% of total revenue. For the year ended April 30, 2006, we had two separate customers which comprised 20.8% and 14.5% of total revenue.

Total revenue from the specialty communication segment for the years ended April 30, 2007 and 2006 was approximately $56,750,000 or 81.1% and $42,844,000 or 82.2% of total revenue, respectively. The increase in revenue was attributable to organic growth and the acquisition of NECS, Voacolo and TAGS. Wireless infrastructure segment revenue for the years ended April 30, 2007 and 2006 was approximately $13,250,000 or 18.9% and $9,300,000 or 17.8% of total revenue, respectively. The increase in revenue was attributable to the acquisition of SECS.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs. Our cost of revenue was approximately $47,781,000 or 68.3% of revenue for the year ended April 30, 2007, compared to $38,011,000 or 72.9% for the prior year. The dollar increase in our total cost of revenue is due to the corresponding increase in revenue during the year ended April 30, 2007 as a result of the acquisition of NECS, SECS, Voacolo, TAGS and from organic growth. The decrease in cost of revenue as a percentage of revenue is due primarily to the revenue mix attributable to revenue from Walker, Clayborn, Heinz, Quality and the acquisitions of NECS, SECS, Voacolo and TAGS.

The specialty communication segment cost of revenue and cost of revenue as a percentage of revenue for the years ended April 30, 2007 and 2006 was approximately $38,144,000 and 67.2% and $31,194,000 and 72.8%, respectively. As discussed above, the dollar increase in our total cost of revenue is due to the corresponding increase in revenue during the year ended April 30, 2006 as a result of the acquisitions of NECS, Voacolo and TAGS and from organic growth. The decrease in cost of revenue as a percentage of revenue is due primarily to the revenue mix attributable to revenue from Walker, Clayborn, Quality and the acquisitions of NECS, Voacolo and TAGS.

Wireless infrastructure segment cost of revenue and cost of revenue as a percentage of revenue for the years ended April 30, 2007 and 2006 was approximately $9,637,000 and 72.7% and $6,817,000 and 73.3%, respectively. The dollar increase in our total cost of revenue is due to the corresponding increase in revenue during the year ended April 30, 2007 as a result of the acquisition of SECS. The decrease in cost of revenue as a percentage of revenue is due to the revenue mix attributable to Heinz and SECS.

Selling, General and Administrative Expenses

For the year ended April 30, 2007, total selling, general and administrative expenses were approximately $13,245,000, or 18.9% of total revenue compared to $9,191,000, or 17.6% of revenue for the prior year. Included in selling, general and administrative expenses for the year ended April 30, 2007 are $7,687,000 for salaries, commissions, payroll taxes and other employee benefits. The increase in salaries and payroll taxes compared to the prior year is due to the increase in headcount as a result of the acquisition of NECS, SECS, Voacolo and TAGS. Professional fees were $653,000, which include accounting, legal and investor relation fees. Insurance costs were $1,872,000 and rent for office facilities was $559,000. Automobile and other travel expenses were $959,000 and telecommunication expenses were $311,000. Other selling, general and administrative expenses totaled $1,204, 000. For the year ended April 30, 2007, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were $9,247,000 and $2,400,000, respectively.

For the year ended April 30, 2006, total selling, general and administrative expenses were approximately $9,191,000, or 17.6% of total revenue. Included in selling, general and administrative expenses for the year ended April 30, 2006 are $5,251,000 for salaries, commissions, payroll taxes and other employee benefits. The increase in salaries and payroll taxes compared to the prior year is due to the increase in headcount as a result of the acquisition of Quality. Professional fees were $514,000, which include accounting, legal and investor relation fees. Insurance costs were $1,411,000 and rent for office facilities was $396,000. Automobile and other travel expenses were $713,000 and telecommunication expenses were $231,000. Other selling, general and administrative expenses totaled $675,000. For the year ended April 30, 2006, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were $6,725,000 and $1,139,000, respectively.

Depreciation and Amortization

For the years ended April 30, 2007 and 2006, depreciation was approximately $776,000 and $544,000, respectively. The increase in depreciation is due to the purchase of property and equipment and the acquisition of fixed assets from acquiring NECS, SECS, Voacolo and TAGS. The amortization of customer lists and backlog for the year ended April 30, 2007 was $463,000 as compared to $294,000 for the same period of the prior year. The increase in amortization was due to the acquisition of customer lists from NECS, SECS and Voacolo and backlog from SECS and Voacolo. All customer lists are amortized over a period of five to eight years from the date of their acquisitions. Backlog is amortized over a period of one to three years from the date of acquisition based on the expected completion period of the related contracts.

Interest Expense and Interest Income

For the years ended April 30, 2007 and 2006, interest expense was approximately $496,000 and $256,000, respectively. The increase in interest expense is due principally from increased borrowings on the revolving line of credit and the amortization of debt issuance costs under the credit agreement entered into on June 3, 2005.

   For the years ended April 30, 2007 and 2006, interest income was approximately $526,000 and $122,000, respectively. The increase in interest earned is due principally to the increase in our cash and cash equivalent balance in fiscal 2007 from cash provided by operations and the proceeds received from the issuance of common stock.

Net Income (Loss)

The net income was approximately $4,594,000 for the year ended April 30, 2007. Net income was net of federal and state income tax expense of approximately $3,147,000. The variation in effective tax rates between periods was primarily due to the nondeductible loss on fair value of warrants in fiscal 2006.

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

	Year Ended
	April 30,
	2006		2005

REVENUE	$52,144,575	100.0%	$40,148,233	100.0%

COSTS AND EXPENSES:
Cost of revenue	38,010,945	72.9%	32,445,470	80.8%
Selling, general and administrative expenses	9,191,392	17.6%	7,032,504	17.5%
Depreciation and amortization	837,789	1.6%	682,397	1.7%

Total costs and expenses	48,040,126	92.1%	40,160,371	100.0%

OPERATING INCOME (LOSS)	4,104,449	7.9%	(12,138)	0.0%

OTHER EXPENSE (INCOME):
Interest expense	256,022	0.5%	31,865	0.1%
Interest income	(121,720)	(0.2%)	(10,817)	0.0%
Loss (gain) on change in fair value of warrants	4,078,494	7.8%	(1,414,263)	(3.5%)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(108,347)	(0.2%)	1,381,077	3.4%

Income tax provision	1,515,773	2.9%	52,096	0.1%

NET INCOME (LOSS)	($1,624,120)	(3.1%)	$1,328,981	3.3%

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

Total revenue from the specialty communication segment for the years ended April 30, 2006 and 2005 was approximately $42,844,000 or 82.2% and $31,497,000 or 78.5% of total revenue, respectively. Wireless infrastructure segment revenue for the years ended April 30, 2006 and 2005 was approximately $9,300,000 or 17.8% and $8,651,000 or 21.5% of total revenue, respectively.

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

Loss (Gain) on Fair Value of Warrants

Loss on fair value of warrants for the year ended April 30, 2006 was approximately $4,078,000. The loss in fiscal 2006 was due principally to the increase in the market value of our common stock in fiscal 2006. The loss represents the unrealized non-cash change in the fair value of certain warrants for the year, using the Black-Scholes option pricing model. For the year ended April 30, 2005, the gain on fair value of warrants was approximately $1,414,000, due principally to the decrease in the market value of our common stock. The non-cash loss or gain on fair value of warrants has no impact on our cash flows or liquidity.

Net Income (Loss)

As a result of the above, the net loss was approximately $1,624,000 for the year ended April 30, 2006. Net loss is net of federal and state income tax expense of approximately $1,516,000. The variation in effective tax rates between periods is primarily due to the Quality acquisition and change in fair value of warrants described above.

We recognized net income of approximately $1,329,000 for the year ended April 30, 2005. Income tax of approximately $52,000 was expensed for federal and state income taxes.

Liquidity and Capital Resources

At April 30, 2007, we had working capital of approximately $30,320,000, which consisted of current assets of approximately $43,665,000 and current liabilities of $13,345,000.

Operating activities provided approximately $6,169,000 in cash for the year ended April 30, 2007. The sources of cash from operating activities total approximately $9,115,000, comprised of $4,594,000 net income, $1,294,000 in net non-cash charges, a $2,320,000 decrease in accounts receivable, $319,000 decrease in inventory and prepaid expenses, a $329,000 increase in billings in excess of costs and estimated earnings on uncompleted contracts payable, $222,000 increase in deferred revenue and a $37,000 increase in income taxes payable. The uses of cash from operating activities total approximately $2,946,000, comprised of a $421,000 increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $180,000 increase in other assets, and a $2,345,000 decrease in accounts payable and accrued expenses.

Our investing activities utilized approximately $8,632,000 in cash during the year ended April 30, 2007, which consisted of $673,000 paid for property and equipment, and $7,959,000 paid for the acquisitions of NECS, SECS, Voacolo, and TAGS, net of cash acquired of $1,055,000.

Our financing activities provided cash of approximately $11,743,000 during the year ended April 30, 2007. Financing activities include the net proceeds from the exercise of warrants of $198,000, net proceeds from the issuance of common stock of $9,338,000, net proceeds from the exercise of stock options of $1,226,000, borrowings under lines of credit of $1,454,000 and a $258,000 tax benefit from the exercise of stock options, offset by equity issuance costs of $51,000, debt issuance costs of $10,000, net repayments of equipment loans and capital lease obligations of approximately $481,000, and $189,000 to pay amounts due to shareholders.

Our capital requirements depend on numerous factors, including the market for our services, the resources we devote to developing, marketing, selling and supporting our business, the timing and extent of establishing additional markets and other factors.

On April 10, 2007, we entered into a loan agreement with Bank of America, N.A. (BOA). The loan agreement (the Loan Agreement), provides for a revolving line of credit in an amount not to exceed $12,000,000, together with a letter of credit facility not to exceed $2,000,000. We and our subsidiaries also entered into security agreements with BOA, pursuant to which we granted a security interest to BOA in all of our assets. The Loan Agreement contains customary covenants, including but not limited to (i) funded debt to tangible net worth, and (ii) minimum interest coverage ratio. The loan commitment shall expire on April 10, 2010, and we may prepay the loan at any time. Loans under the Loan Agreement bear interest at a rate equal to BOA’s prime rate, minus one percentage point, or we have the option to elect to use the optional interest rate of LIBOR plus one hundred seventy-five basic points (5.32% LIBOR rate plus one and three quarters percent as of April 30, 2007). We used the initial funds provided by the loan, in the gross amount of $4,454,217 to repay the existing credit agreement with Bank Leumi USA, which credit agreement was terminated in connection with the Loan Agreement.

At April 30, 2007, we had cash and cash equivalents of approximately $21,559,000 and working capital of approximately $30,320,000. With the funds available from the recently obtained revolving credit line and internally available funds, we believe that we have sufficient capital to meet our needs through April 30, 2008. Our future operating results may be affected by a number of factors including our success in bidding on future contracts and our continued ability to manage controllable costs effectively. To the extent we grow by future acquisitions that involve consideration other than stock, our cash requirements may increase.

Effective June 1, 2006, we acquired NECS, a Connecticut corporation. The aggregate consideration paid the NECS selling shareholders, including acquisition transaction costs of $69,775, was $4,737,017, of which $4,333,987 was paid at closing. Additional purchase price adjustments of $189,077 were paid in October 2006 to settle working capital adjustments. In March 2007, aggregate additional consideration of $144,178 was paid to the NECS selling shareholders based on the earn out settlement for the calendar year ending December 31, 2006. In connection with the acquisition, NECS entered into employment agreements with two of the shareholders, each for a period of two years and a consulting agreement with one of the shareholders for a period of seven years. A formal purchase price allocation has been completed and the amounts assignable to tangible assets, other intangible assets and goodwill have been determined.

The acquisition of NECS provides us with additional project engineering expertise for specialty communication systems, broadens our customer base especially in the public safety and gaming markets, including the Massachusetts State Police, University of Connecticut and Foxwoods Resort Casino, and expands our geographic presence in New England.

Effective July 19, 2006, we acquired SECS of Sarasota, Florida. The aggregate consideration we paid to the SECS selling shareholders, including acquisition transaction costs of $21,833, was $3,482,346, of which $1,620,000 was paid at closing, and we issued 200,288 shares of common stock valued at approximately $1,400,000. Additional purchase price adjustments of $440,513 were paid in November 2006, to settle working capital adjustments. We filed a registration statement with the SEC on August 14, 2006 to register the shares of common stock issued to the former SECS shareholders, which was declared effective by the SEC on August 24, 2006. In connection with the acquisition, SECS entered into employment agreements and a consulting agreement with certain officers or former officers of SECS. A formal purchase price allocation has been completed and the amounts assignable to tangible assets, other intangible assets and goodwill have been determined.

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

Effective March 30, 2007, we acquired Voacolo. The aggregate consideration we paid to the Voacolo selling shareholders, including acquisition transaction costs of $24,288, was $2,461,788 of which $1,187,500 was paid at closing, and we issued 113,534 shares of common stock valued at approximately $1,250,000. The purchase price is subject to adjustment for any excess or shortfall between the net tangible asset value of Voacolo as of the closing date and $1,200,000. In addition, we agreed to pay an additional $2,500,000 in cash or Company common stock if Voacolo’s earnings before interest and taxes for the period ending twelve months from March 30, 2007 shall equal or exceed $1,100,000. In connection with the acquisition, Voacolo entered into employment agreements with the former Voacolo shareholders, each for a period of  two years.

Voacolo is an electrical contractor in the Mid-Atlantic area that specializes in both high and low voltage applications structured cabling and voice/data/video solutions, as well as beginning to expand its operations particularly in wireless video surveillance. The company is headquartered in Trenton, New Jersey and has completed many major projects for commercial and government entities.

Effective April 5, 2007, we acquired a 60% working interest (the Equity Interest) and a 60% profit interest (the Profit Interest and together with the Equity Interest, the Interest) in TAGS, a joint venture enterprise in the City of Taian, Shandong province, the People's Republic of China from American Gas Services, Inc. (AGS) and American Gas Services, Inc. Consultants (AGS Consultants), respectively. The purchase price for the Interest was $800,000 in cash and 61,277 shares of common stock of the Company having a value of $720,000. The purchase price is subject to adjustment in an amount equal to 60% of any shortfall between the net tangible asset value of TAGS as of the closing date and $3,300,000.

Founded in 1997 and headquartered in the Province of Shandong, TAGS is a communications infrastructure engineering company serving the China market. TAGS is certified by the People's Republic of China as both a Construction Enterprise of Reform Development company and a Technically Advanced Construction Enterprise company for the Province of Shandong, which are two of the highest certifications achievable for engineering and construction based businesses in China. TAGS is also licensed in 17 other provinces and has completed projects for a diverse customer base of businesses and government institutions in over 30 cities in China.

We recently announced the signing of letters of intent to acquire two companies. These transactions are expected to close by August 1, 2007, subject to completion of due diligence and the execution of definitive agreements.

We intend to acquire 100% of Major Electric, Inc (Major) for $4 million in cash and stock at closing with additional purchase price to be paid upon the achievement of a certain earnings target for the twelve months ending December 31, 2007. Founded in 1994, Major is headquartered in the Seattle area and is a wireless and electric contractor specializing in direct digital controls, security, wireless supervisory control and data acquisition (SCADA) applications and wireless infrastructure services. Major has completed major projects for many commercial entities.

We intend to acquire 100% of Max Engineering LLC (Max) for $800,000 in cash and stock at closing with additional purchase price to be paid upon the achievement of a specific two-year earnings goal. Founded in 2000, Max is an engineering firm headquartered in Houston, Texas, specializing in the design of specialty communication systems and wireless infrastructure for telecommunications, oil, gas and wind energy.

Backlog

As of April 30, 2007, we had a backlog of unfilled orders of approximately $34.9 million compared to approximately $15.9 million at April 30, 2006. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments which may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

The accounting policies identified as critical are as follows:

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. The most significant estimates relate to revenue recognition based on the estimation of percentage of completion on uncompleted contracts, valuation of inventory, allowance for doubtful accounts, estimated life of customer lists and estimates of the fair value of reporting units and discounted cash flows used in determining whether goodwill has been impaired. Actual results could differ from those estimates.

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

Our annual review for goodwill impairment for the fiscal years 2007 and 2006 found that no impairment existed. Our impairment review is based on comparing the fair value to the carrying value of the reporting units with goodwill. The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. Reporting units with goodwill include Invisinet and Heinz within our wireless infrastructure segment and Walker, Clayborn and Quality within our specialty communications segment. Our estimates are consistent with the plans and estimates that we are using to manage the underlying businesses. If we fail to deliver products and services for these business units, or market conditions for these businesses fail to improve, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our net equity and results of operations.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FAS No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact of FIN 48 on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact, if any, of the adoption of SFAS 157 on our consolidated financial position, results of operations and cash flows or financial statement disclosures.

In September 2006, the SEC issued SAB No. 108 Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements(SAB 108), which is effective for fiscal years beginning after November 15, 2006 provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a “rollover” method, which focuses primarily on the income statement impact of misstatements, and the “iron curtain” method, which focuses primarily on the balance sheet impact of misstatements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative factors, a misstatement is determined to be material. We are currently evaluating the potential impact, if any, of the adoption of SAB 108 on our consolidated financial position, results of operations and cash flows or financial statement disclosures.

In February, 2007, the FASB issued FASB Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not yet determined the impact SFAS 159 may have on our results of operations or financial position.

No other recently issued accounting pronouncement issued or effective after the end of the fiscal year is expected to have a material impact on our consolidated financial statements.

Contractual Obligations and Commitments

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of April 30, 2007, and is based on information appearing in the notes to consolidated financial statements included elsewhere in this filing.

		Less than	1-2	3-5	More than
	Total	1 Year	Years	Years	5 Years
Borrowings under line of credit	$4,454,217	$-	$-	$4,454,217	$-

Loans payable	2,882,888	2,598,872	227,381	47,115	9,520

Operating leases	2,242,566	759,245	837,736	544,870	100,715

Employment agreements	5,494,583	2,612,800	2,881,783	-	-

Total obligations	$15,074,254	$5,970,917	$3,946,900	$5,046,202	$110,235

ITEM 7A - QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest rate risk represents the potential loss from adverse changes in market interest rates. We are subject to interest rate risk with respect to amounts borrowed under our credit facility because such amounts bear interest at a variable rate. The interest rate is equal to the BOA’s prime rate minus one percent, or LIBOR plus one and three-quarters (1.75%) percent, as we may request (5.32% LIBOR rate plus one and three-quarters percent as of April 30, 2007). At April 30, 2007, we had approximately $4,454,000 of indebtedness outstanding under our revolving credit facility. A 1.0% increase in interest rates on un-hedged variable rate borrowings of $4.4 million at April 30, 2007 would result in additional interest expense of approximately $44,000 for twelve months ended April 30, 2007.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of April 30, 2007 and 2006	F-3 - F-4

Consolidated Statements of Operations for the years ended April 30, 2007, 2006 and 2005	F-5

Consolidated Statements of Shareholders' Equity for the years ended April 30, 2007, 2006 and 2005	F-6 - F-8

Consolidated Statements of Cash Flows for the years ended April 30, 2007, 2006 and 2005	F-9 - F-11

Notes to Consolidated Financial Statements	F-12 - F-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
WPCS International Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of WPCS International Incorporated and Subsidiaries as of April 30, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended April 30, 2007. Our audits also included the consolidated financial statement schedule for the years ended April 30, 2007, 2006 and 2005 listed in the Index at Item 15(schedule II). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WPCS International Incorporated and Subsidiaries as of April 30, 2007 and 2006, and their consolidated results of operations and cash flows for each of the three years in the period ended April 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule for the years ended April 30, 2007, 2006 and 2005, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, WPCS International Incorporated and Subsidiaries adopted Statement of Financial Accounts Standards No. 123(R), “Share-Based Payment” effective May 1, 2006.

/ s / J.H. COHN LLP

J.H. COHN LLP
Roseland , New Jersey
July 24, 2007

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,
ASSETS	2007	2006

CURRENT ASSETS:
Cash and cash equivalents	$21,558,739	$12,279,646
Accounts receivable, net of allowance of $98,786 and $104,786 at April 30, 2007 and 2006, respectively	16,560,636	12,141,789
Costs and estimated earnings in excess of billings on uncompleted contracts	2,499,940	1,441,977
Inventory	2,260,082	1,204,540
Prepaid expenses and other current assets	732,043	286,625
Deferred tax assets	54,000	78,000
Total current assets	43,665,440	27,432,577

PROPERTY AND EQUIPMENT, net	5,488,920	1,352,216

OTHER INTANGIBLE ASSETS, net	1,683,349	864,388

GOODWILL	20,469,608	14,239,918

DEBT ISSUANCE COSTS, net	10,000	111,091

DEFERRED TAX ASSETS	111,000	51,000

OTHER ASSETS	263,353	71,128

Total assets	$71,691,670	$44,122,318

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

	April 30,	April 30,
LIABILITIES AND SHAREHOLDERS' EQUITY	2007	2006

CURRENT LIABILITIES:

Current portion of loans payable	$2,598,872	$231,065
Accounts payable and accrued expenses	6,802,110	4,989,861
Billings in excess of costs and estimated earnings on uncompleted contracts	2,272,688	1,085,312
Deferred revenue	504,458	128,052
Due to shareholders	707,000	381,377
Income taxes payable	433,361	420,066
Deferred tax liabilities	27,000	21,000
Total current liabilities	13,345,489	7,256,733

Borrowings under line of credit	4,454,217	3,000,000
Loans payable, net of current portion	284,016	256,692
Due to shareholders, net of current portion	-	514,623
Deferred tax liabilities	722,000	531,000
Total liabilities	18,805,722	11,559,048

Minority interest in subsidiary	1,353,965	-
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued	-	-

Common stock - $0.0001 par value, 75,000,000 shares authorized, 6,971,698 and 5,264,284 shares issued and outstanding at April 30, 2007 and 2006, respectively	696	526
Additional paid-in capital	47,901,160	33,525,130
Retained earnings (accumulated deficit)	3,631,215	(962,386)
Accumulated other comprehensive loss on translation of currency exchange	(1,088)	-

Total shareholders' equity	51,531,983	32,563,270

Total liabilities and shareholders' equity	$71,691,670	$44,122,318

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	April 30,
	2007	2006	2005

REVENUE	$70,000,070	$52,144,575	$40,148,233

COSTS AND EXPENSES:
Cost of revenue	47,781,351	38,010,945	32,445,470
Selling, general and administrative expenses	13,244,909	9,191,392	7,032,504
Depreciation and amortization	1,239,486	837,789	682,397

Total costs and expenses	62,265,746	48,040,126	40,160,371

OPERATING INCOME (LOSS)	7,734,324	4,104,449	(12,138)

OTHER EXPENSE (INCOME):
Interest expense	496,330	256,022	31,865
Interest income	(525,524)	(121,720)	(10,817)
Minority interest	23,099	-	-
Loss (gain) on change in fair value of warrants	-	4,078,494	(1,414,263)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	7,740,419	(108,347)	1,381,077

Income tax provision	3,146,818	1,515,773	52,096

NET INCOME (LOSS)	$4,593,601	($1,624,120)	$1,328,981

Basic net income (loss) per common share	$0.80	($0.40)	$0.50

Diluted net income (loss) per common share	$0.72	($0.40)	$0.49

Basic weighted average number of common shares outstanding	5,772,423	4,057,940	2,679,529

Diluted weighted average number of common shares outstanding	6,409,333	4,057,940	2,729,866

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Retained
					Additional	Unearned	Earnings	Total
	Preferred Stock		Common Stock		Paid-In	Consulting	(Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Services	Deficit)	Equity

BALANCE, MAY 1, 2004	-	$-	1,737,498	$174	$11,993,387	$(38,559)	($667,247)	$11,287,755

Common stock issuance costs	-	-	-	-	(26,888)	-	-	(26,888)

Amortization of unearned consulting services	-	-	-	-	-	38,559	-	38,559

Net income	-	-	-	-	-	-	1,328,981	1,328,981

BALANCE, APRIL 30, 2005	-	-	1,737,498	174	11,966,499	-	661,734	12,628,407

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - CONTINUED

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	(Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Reclassification of proceeds from sales of common stock
with registration rights to additional paid-in capital	-	-	2,083,887	208	5,731,908	-	5,732,116

Net proceeds from exercise of warrants	-	-	554,717	55	4,167,092	-	4,167,147

Reclassification of fair value of warrant liability to additional
paid-in capital from exercise of warrants	-	-	-	-	2,849,302	-	2,849,302

Reclassification of fair value of warrant liability to additional paid-in capital from the termination of liquidated
damages provision under registration rights agreement	-	-	-	-	3,223,760	-	3,223,760

Net proceeds from issuance of common stock	-	-	876,931	88	5,528,078	-	5,528,166

Net proceeds from exercise of stock options	-	-	11,251	1	58,491	-	58,492

Net loss	-	-	-	-	-	(1,624,120)	(1,624,120)

BALANCE, APRIL 30, 2006	-	-	5,264,284	526	33,525,130	(962,386)	32,563,270

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - CONTINUED

							Accumulated
							Other
					Additional		Compre-	Total
	Preferred Stock		Common Stock		Paid-In	Retained	hensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity

Net issuance of common stock, acquisition of
Southeastern Communication Service, Inc.	-	-	200,288	20	1,349,631	-	-	1,349,651

Net issuance of common stock, acquisition of
Voacolo Eletric Inc			113,534	11	1,249,869	-	-	1,249,880

Net issuance of common stock, acquisition of
TAGS			61,277	6	719,864	-	-	719,870

Net issuance of common stock	-	-	1,109,023	111	9,337,780	-	-	9,337,891

Net proceeds from exercise of warrants	-	-	30,281	3	197,873	-	-	197,876

Fair value of stock options granted to employees	-	-	-	-	37,526	-	-	37,526

Net proceeds from exercise of stock options	-	-	193,011	19	1,225,487	-	-	1,225,506

Excess tax benefit from exercise of stock options	-	-	-	-	258,000	-	-	258,000

Accumulated other comprehensive loss	-	-	-	-	-	-	($1,088)	(1,088)

Net income	-	-	-	-	-	$4,593,601	-	4,593,601

BALANCE, APRIL 30, 2007	-	$-	6,971,698	$696	$47,901,160	$3,631,215	($1,088)	$51,531,983

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	April 30,
	2007	2006	2005

OPERATING ACTIVITIES:
Net income (loss)	$4,593,601	$(1,624,120)	$1,328,981
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,239,486	837,789	682,397
Fair value of stock options granted to employees	37,526	-	-
Change in fair value of warrant liability	-	4,078,494	(1,414,263)
(Recovery of) provision for doubtful accounts	(6,000)	29,000	14,007
Amortization of debt issuance costs	111,091	47,696	-
Amortization of unearned consulting services	-	-	38,559
Fair value of stock options granted	-	-
Excess tax benefit from exercise of stock options	(258,000)	-	-
Minority interest	23,099	-	-
Gain on sale of fixed assets	(13,675)	-	-
Deferred income taxes	161,000	(43,000)	(134,000)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,320,439	(2,265,623)	(1,898,625)
Costs and estimated earnings in excess of billings on uncompleted contracts	(421,204)	(533,022)	1,214,076
Inventory	229,358	(318,916)	(536,772)
Prepaid expenses and other current assets	89,273	249,706	(14,306)
Other assets	(180,187)	37,001	(148,596)
Accounts payable and accrued expenses	(2,345,468)	(376,943)	(337,355)
Billings in excess of costs and estimated earnings on uncompleted contracts	329,544	8,873	(1,146,930)
Deferred revenue	222,092	-	-
Income taxes payable	37,244	381,758	(328,751)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,169,219	508,693	(2,681,578)

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(673,237)	(234,792)	(215,844)
Acquisition of Quality, net of cash received	-	-	(6,708,904)
Acquisition of Heinz, net of cash received	-	-	(82,283)
Acquisition transaction costs	-	(4,304)	(17,553)
Acquisition of NECS, net of cash received	(4,607,268)	-	-
Acquisition of SECS, net of cash received	(1,882,321)	-	-
Acquisition of Voacolo, net of cash received	(627,694)	-	-
Acquisition of TAGS, net of cash received	(841,252)	-	-
NET CASH USED IN INVESTING ACTIVITIES	(8,631,772)	(239,096)	(7,024,584)

FINANCING ACTIVITIES:
Net proceeds from exercise of warrants	197,876	4,167,147	-
Net proceeds from issuance of common stock	9,337,891	5,528,166	-
Net proceeds from exercise of stock options	1,225,506	58,492	-
Net proceeds from issuance of common stock with continuing registration rights	-	-	9,140,949
Excess tax benefit from exercise of stock options	258,000	-	-
Equity issuance costs	(50,613)	-	(26,888)
Debt issuance costs	(10,000)	(158,787)	-
Borrowings (repayments) under lines of credit, net	1,454,217	2,617,719	(303,848)
Repayments of loans payable	(456,405)	(227,952)	(96,901)
Payments of amounts due to shareholders	(189,000)	(961,915)	-
Payments of capital lease obligations	(24,738)	(2,073)	(2,534)
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,742,734	11,020,797	8,710,778

Effect of exchange rate changes on cash	(1,088)	-	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,279,093	11,290,394	(995,384)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12,279,646	989,252	1,984,636
CASH AND CASH EQUIVALENTS, END OF YEAR	$21,558,739	$12,279,646	$989,252

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Year Ended
	April 30,
	2007	2006	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$433,742	$189,435	$32,196
Income taxes	$2,897,944	$1,187,556	$434,289
SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for net non-cash assets received in acquisition	$3,370,011	$-	$-

Unpaid purchase price adjustments related to acquisition	$-	$-	$742,295

Reversal of accruals established in purchase accounting	$-	$2,150	$40,022

Issuance of notes for property and equipment	$74,382	$266,834	$192,210

Reclassification of proceeds from sales of common stock with registration rights,
to additional paid-in capital	$-	$5,732,116	$-

Reclassification of fair value of warrant liability to additional paid-in capital
from the exercise of warrants	$-	$2,849,302	$-

Reclassification of fair value of warrant liability to additional paid-in capital from the
termination of liquidated damages provision under registration rights agreement	$-	$3,223,760	$-

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of WPCS International Incorporated (WPCS) and its wholly owned subsidiaries, WPCS Incorporated , Invisinet, Inc. (Invisinet), Walker Comm, Inc. (Walker), Clayborn Contracting Group, Inc. (Clayborn), Heinz Corporation (Heinz), Quality Communications & Alarm Company, Inc. (Quality), New England Communications Systems, Inc. (NECS) from June 1, 2006 (date of acquisition), Southeastern Communication Services, Inc. (SECS) from July 19, 2006 ( date of acquisition), Voacolo Electric Incorporated (Voacolo) from March 30, 2007 ( date of acquisition), and its 60% interest in Taian AGS Pipeline Construction Co., Ltd. (TAGS) from April 5, 2007 ( date of acquisition), collectively the "Company".

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

Effective June 1, 2006, the Company acquired all of the issued and outstanding common stock of NECS. The aggregate consideration paid by the Company to the NECS selling shareholders, including acquisition transaction costs of $69,775, was $4,737,017, of which $4,333,987 was paid at closing. Additional purchase price adjustments of $189,077 were paid in October 2006 to settle working capital adjustments. In March 2007, aggregate additional consideration of $144,178 was paid to the NECS selling shareholders based on the earn out settlement for the calendar year ending December 31, 2006. In connection with the acquisition, NECS entered into employment agreements with two of the shareholders, each for a period of two years and a consulting agreement with one of the shareholders for a period of seven years.

Effective July 19, 2006, the Company acquired all of the issued and outstanding common stock of SECS. The aggregate consideration paid by the Company to the SECS selling shareholders, including acquisition transaction costs of $21,833, was $3,482,346, of which $1,620,000 was paid at closing, and the Company issued 200,288 shares of common stock valued at approximately $1,400,000. Additional purchase price adjustments of $440,513 were paid in November 2006, to settle working capital adjustments. The Company filed a registration statement with the SEC on August 14, 2006 to register the shares of common stock issued to the former SECS shareholders, which was declared effective by the SEC on August 24, 2006. In connection with the acquisition, SECS entered into employment agreements and a consulting agreement with certain officers or former officers of SECS.

Effective March 30, 2007, the Company acquired Voacolo. The aggregate consideration paid by the Company to the Voacolo selling shareholders, including acquisition transaction costs of $24,288, was $2,461,788 of which $1,187,500 was paid at closing, and the Company issued 113,534 shares of common stock valued at approximately $1,250,000. The purchase price is subject to adjustment for any excess or shortfall between the net tangible asset value of Voacolo as of the closing date and $1,200,000. In addition, the Company shall pay an additional $2,500,000 in cash or Company common stock if Voacolo’s earnings before interest and taxes for the period ending twelve months from March 30, 2007 shall equal or exceed $1,100,000. Voacolo was acquired pursuant to a Stock Purchase Agreement among WPCS International Incorporated, and the former Voacolo shareholders, dated and effective as of March 30, 2007. In connection with the acquisition, Voacolo entered into employment agreements with the former Voacolo shareholders, each for a period of two years.

Effective April 5, 2007, the Company acquired a 60% working interest (the Equity Interest) and a 60% profit interest (the Profit Interest and together with the Equity Interest, the Interest) in TAGS from American Gas Services, Inc. (AGS) and American Gas Services, Inc. Consultants (AGS Consultants), respectively The aggregate consideration paid by the Company to AGS and AGS Consultants, including acquisition transaction costs of $182,815, was $1,702,816 of which $800,000 was paid at closing, and the Company issued 61,277 shares of common stock valued at approximately $720,000. The purchase price is subject to adjustment in an amount equal to 60% of any shortfall between the net tangible asset value of TAGS as of the closing date and $3,300,000. The Interest was acquired pursuant to a Interest Purchase Agreement among WPCS International Incorporated, AGS and AGS Consultants, dated and effective as of April 5, 2007.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company reduces credit risk by placing its temporary cash and investments with major financial institutions with high credit ratings. At times, such amounts may exceed federally insured limits. The Company reduces credit risk related to accounts receivable by routinely assessing the financial strength of its customers and maintaining an appropriate allowance for doubtful accounts based on its history of write-offs, current economic conditions and an evaluation of the credit risk related to specific customers.

Accounts Receivable

Accounts receivable are due within contractual payment terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Credit is extended based on evaluation of a customer's financial condition. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Included in the accounts receivable is retainage receivable of $750,249 and $895,368 at April 30, 2007 and 2006, respectively, which is expected to be collected within one year.

Inventory

Inventory consists of materials, parts and supplies principally valued at the lower of cost using the first-in-first-out (FIFO) method, or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided for, using straight-line methods, in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives. Repairs and maintenance costs are charged to operations as incurred.

Goodwill and Other Intangible Assets

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company determines the fair value of the businesses acquired (reporting units) for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. The fair value of the Company’s reporting units derived using discounted cash flow models exceeded the carrying values of the reporting units at April 30, 2007 and 2006. Accordingly, step two was unnecessary and no impairment charge was recognized in the consolidated statement of operations for the years ended April 30, 2007, 2006 and 2005. On an ongoing basis, the Company expects to perform its annual impairment test at April 30 absent any interim impairment indicators.

Goodwill through the years ended April 30, 2007 and 2006 consisted of the following:

Beginning balance, May 1, 2005	$13,961,642

Additional transaction costs for prior acquisitions	2,675
Clayborn acquisition purchase price adjustment	48,803
Quality acquisition purchase price adjustment	226,798

Ending balance, April 30, 2006	14,239,918

Additional transaction costs for prior acquisitions	13,781
NECS acquisition	3,380,111
SECS acquisition	1,823,205
Voacolo acqusition	1,012,593

Ending balance, April 30, 2007	$20,469,608

Other intangible assets consist of the following at April 30:

	Estimated useful life (years)	2007	2006

Customer lists	5 - 8	$2,607,000	$1,585,000
Contract backlog	1-3	325,200	65,000
		2,932,200	1,650,000
Less accumulated amortization expense		1,248,851	785,612
		$1,683,349	$864,388

Amortization expense for other intangible assts for the years ended April 30, 2007, 2006 and 2005 was approximately $463,000, $294,000 and $310,000 respectively.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There are no expected residual values related to these intangible assets. Estimate future amortization expense by fiscal year is as follows:

Year ending April 30,
2008	$472,599
2009	352,665
2010	301,831
2011	195,353
2012	138,965
Thereafter	221,936
Total	$1,683,349

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

The Company records revenue and profit from long-term contracts on a percentage-of-completion basis, measured by the percentage of contract costs incurred to date to the estimated total costs for each contract. Contracts in process are valued at cost plus accrued profits less earned revenues and progress payments on uncompleted contracts. Contract costs include direct materials, direct labor, third party subcontractor services and those indirect costs related to contract performance. Contracts are generally considered substantially complete when engineering is completed and/or site construction is completed.

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

Other Concentrations

For the year ended April 30, 2007, the Company had two separate customers totaling approximately $12.7 million and $8.2 million, which comprised 18.1% and 11.7% of total revenue. For the year ended April 30, 2006, the Company had revenue from two separate customers totaling approximately $10.8 million and $7.6 million, which comprised 20.8% and 14.5% of total revenue, respectively. For the fiscal year ended April 30, 2005, the Company had revenue from one customer totaling $6.2 million, which comprised 15.5% of total revenue. Management believes there is no significant business vulnerability regarding the concentration of revenue due to the Company’s strong relationship with these customers and their financial strength.

The Company has approximately 106 union employees. A contract with 15 union employees expires on May 31, 2007. A new contract with this union has been negotiated and is in the process of completion. A contract with six union employees expired on September 30, 2007. A contract with 85 union employees expires on November 30, 2008. At April 30, 2007, 29% of the Company’s labor force is subject to collective bargaining agreements, of which 6% will expire within one year.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At April 30, 2007, the Company had 560,834 stock options and 1,883,796 warrants outstanding which are potentially dilutive securities. For the year ended April 30, 2007, 91,791 options were not included in the computation of fully diluted earnings per common share, because the stock option exercise price exceeded the market price of common stock and, therefore, the effects would be antidilutive. The assumed conversion of the remaining 469,043 stock options and 1,883,796 warrants resulted in a 636,910 share increase in weighted average shares for fully diluted earnings per common share.

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

Effective May 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) (revised December 2004), Share-Based Payment, an amendment of SFAS 123, Accounting for Stock-Based Compensation, for stock-based employee compensation, using the modified prospective transition method. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), to provide guidance regarding the adoption of SFAS 123(R), and then amended the compliance date for SFAS 123R to begin with the first fiscal year beginning on or after December 15, 2005. Under SFAS 123(R), the Company is required to recognize compensation cost for share-based compensation issued to employees, net of estimated forfeitures, under share-based compensation plans using a fair value method. Using the modified prospective transition method, compensation expense recognized for the year ended April 30, 2007 includes (a) compensation cost for all share-based payments granted subsequent to May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R) and (b) compensation cost for all share-based payments granted prior to, but not yet vested as of, May 1, 2006, based on the intrinsic value method. Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on May 1, 2006, the Company’s income before income taxes and net income for the year ended April 30, 2007 were each approximately $38,000 lower than if it had continued to account for share-based compensation under APB 25. At April 30, 2007, the total compensation cost related to unvested stock options granted to employees under the Company’s stock option plans but not yet recognized was approximately $61,000 and is expected to be recognized over a weighted-average period of 0.98 years. For the year ended April 30, 2007 and 2006, the weighted average fair value of stock options granted was $3.86 and $2.15, respectively.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. Compensation cost is then recognized on a straight-line basis over the vesting or service period and is net of estimated forfeitures. The following assumptions were used to compute the fair value of stock options granted during the year ended April 30, 2007:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risk-free interest rate	4.73% to 4.96%
Expected volatility	61.0% to 62.4%
Expected dividend yield	0.0%
Expected term ( in years)	3.5

The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the option grants. Expected volatility is based on the historical volatility of the Company’s common stock using the weekly closing price of the Company’s common stock, pursuant to SAB 107. The expected dividend yield is zero based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The expected term represents the period that the
Company’s stock-based awards are expected to be outstanding and was calculated using the simplified method pursuant to SAB 107.

Prior to May 1, 2006, the Company applied the intrinsic value method in accounting for its stock-based compensation plan. Had the Company measured compensation under the fair value-based method for stock options granted and amortized the cost over the related vesting period, the Company’s net income and net income per share would have been as follows:

	2006	2005
Net income (loss), as reported	($1,624,120)	$1,328,981

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(453,092)	(452,820)

Pro forma net income (loss)	($2,077,212)	$876,161

Basic net income (loss) per share
As reported	($0.40)	$0.50
Pro forma	($0.51)	$0.33

Diluted net income (loss) per share
As reported	($0.40)	$0.49
Pro forma	($0.51)	$0.32

The Company has elected to adopt the shortcut method provided in Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” for determining the initial pool of excess tax benefits available to absorb tax deficiencies related to stock-based compensation subsequent to the adoption of SFAS No. 123R. The shortcut method includes simplified procedures for establishing the beginning balance of the pool of excess tax benefits (the APIC Tax Pool) and for determining the subsequent effect on the APIC Tax Pool and the Company’s Consolidated Statements of Cash Flows of the tax effects of share-based compensation awards. SFAS No. 123R requires that excess tax benefits related to share-based compensation be reflected as financing cash inflows.

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

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FAS No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact of FIN 48 on its consolidated financial position, results of operations, cash flows or financial statement disclosures.

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 157 on its consolidated financial position, results of operations and cash flows or financial statement disclosures.

In September 2006, the SEC issued SAB No. 108 Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements(SAB 108), which is effective for fiscal years beginning after November 15, 2006 provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a “rollover” method, which focuses primarily on the income statement impact of misstatements, and the “iron curtain” method, which focuses primarily on the balance sheet impact of misstatements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative factors, a misstatement is determined to be material. The Company is currently evaluating the potential impact, if any, of the adoption of SAB 108 on its consolidated financial position, results of operations and cash flows or financial statement disclosures.

In February, 2007, the FASB issued FASB Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact SFAS 159 may have on our results of operations or financial position.

No other recently issued accounting pronouncement issued or effective after the end of the fiscal year is expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 - ACQUISITIONS

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

NECS

Effective June 1, 2006, the Company acquired all of the issued and outstanding common stock of NECS. The aggregate consideration paid by the Company to the NECS selling shareholders, including acquisition transaction costs of $69,775, was $4,737,017, of which $4,333,987 was paid at closing. Additional purchase price adjustments of $189,077 were paid in October 2006 to settle working capital adjustments. In March 2007, aggregate additional consideration of $144,178 was paid to the NECS selling shareholders based on the earnout settlement for the calendar year ending December 31, 2006. In connection with the acquisition, NECS entered into employment agreements with two of the shareholders, each for a period of two years and a consulting agreement with one of the shareholders for a period of seven years.

The acquisition of NECS provides the Company with additional project engineering expertise for specialty communication systems, broadens the Company’s customer base especially in the public safety and gaming markets, including the Massachusetts State Police, University of Connecticut and Foxwoods Resort Casino, and expands the Company’s geographic presence in New England.

A valuation of certain assets was completed, including property and equipment, list of major customers, and the Company internally determined the fair value of other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approach.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price allocation has been determined as follows:

Assets purchased:
Cash	$129,749
Accounts receivable	968,982
Inventory	348,579
Prepaid expenses	33,237
Fixed assets	244,740
Other assets	3,455
Customer list	570,000
Goodwill	3,380,111
5,678,853
Liabilities assumed:
Accounts payable	(611,862)
Accrued expenses	(199,681)
Deferred revenue	(94,802)
Capital lease obligations	(24,738)
Accrued property taxes	(10,753)
(941,836)
Purchase price	$4,737,017

SECS

Effective July 19, 2006, the Company acquired all of the issued and outstanding common stock of SECS. The aggregate consideration paid by the Company to the SECS selling shareholders, including acquisition transaction costs of $21,833, was $3,482,346, of which $1,620,000 was paid at closing, and the Company issued 200,288 shares of common stock valued at approximately $1,400,000. Additional purchase price adjustments of $440,513 were paid in November 2006, to settle working capital adjustments. The Company filed a registration statement with the SEC on August 14, 2006 to register the shares of common stock issued to the former SECS shareholders, which was declared effective by the SEC on August 24, 2006. In connection with the acquisition, SECS entered into employment agreements and a consulting agreement with certain officers or former officers of SECS.

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

A valuation of certain assets was completed, including property and equipment, list of major customers, and the Company internally determined the fair value of other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approach.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price allocation has been determined as follows:
.
Assets purchased:
Cash	$200,012
Accounts receivable	1,945,618
Inventory	97,096
Prepaid expenses	54,186
Costs in excess of billings	421,616
Fixed assets	273,980
Other assets	400
Backlog	60,000
Customer list	320,000
Goodwill	1,823,205
5,196,113
Liabilities assumed:

Accounts payable	(727,612)
Accrued expenses	(323,497)
Pension plan payable	(75,000)
Profit sharing	(40,056)
Notes payable	(378,103)
Billings in excess of costs	(169,499)
(1,713,767)
Purchase price	$3,482,346

Voacolo

On March 30, 2007, the company acquired Voacolo. The aggregate consideration paid by the Company to the Voacolo selling shareholders, including acquisition transaction costs of $24,288, was $2,461,788 of which $1,187,500 was paid at closing, and the Company issued 113,534 shares of common stock valued at approximately $1,250,000. The purchase price is subject to adjustment for any excess or shortfall between the net tangible asset value of Voacolo as of the closing date and $1,200,000. In addition, the Company shall pay an additional $2,500,000 in cash or Company common stock if Voacolo’s earnings before interest and taxes for the period ending twelve months from March 30, 2007 shall equal or exceed $1,100,000. Voacolo was acquired pursuant to a Stock Purchase Agreement among WPCS International Incorporated, and the former Voacolo shareholders, dated and effective as of March 30, 2007. In connection with the acquisition, Voacolo entered into employment agreements with the former Voacolo shareholders, each for a period of two years.

Voacolo is an electrical contractor in the Mid-Atlantic area that specializes in both high and low voltage applications structured cabling and voice/data/video solutions, as well as beginning to expand its operations particularly in wireless video surveillance. The company is headquartered in Trenton, New Jersey and has completed many major projects for commercial and government entities.

Based on the preliminary information currently available, the acquisition resulted in goodwill and other intangible assets of approximately $1,345,000. Upon completion of a formal purchase price allocation, there may be a increase or decrease in the amount assigned to goodwill and a corresponding increase or decrease in tangible or other intangible assets.

The preliminary purchase price allocation has been determined as follows:

Assets purchased:
Cash	$584,094
Accounts receivable	2,119,362
Inventory	217,500
Prepaid expenses	55,788
Costs in excess of billings	215,143
Fixed assets	217,899
Backlog	200,200
Customer list	132,000
Goodwill	1,012,593
4,754,579
Liabilities assumed:
Accounts payable	(732,252)
Accrued expenses	(90,120)
Payroll and other payable	(80,672)
Loan payable	(602,984)
Notes payable	(100,436)
Billings in excess of costs	(686,327)
(2,292,791)
Purchase price	$2,461,788

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TAGS

On April 5, 2007, the company acquired a 60% Equity Interest and a 60% Profit Interest in TAGS from American Gas Services, Inc. (AGS) and American Gas Services, Inc. Consultants (AGS Consultants), respectively. The aggregate consideration paid by the Company to AGS and AGS Consultants, including acquisition transaction costs of $182,816, was $1,702,816 of which $800,000 was paid at closing, and the Company issued 61,277 shares of common stock valued at approximately $720,000. The purchase price is subject to adjustment in an amount equal to 60% of any shortfall between the net tangible asset value of TAGS as of the closing date and $3,300,000. The Interest was acquired pursuant to a Interest Purchase Agreement among WPCS International Incorporated, AGS and AGS Consultants, dated and effective as of April 5, 2007.

Founded in 1997 and headquartered in the Province of Shandong, TAGS is a communications infrastructure engineering company serving the China market. TAGS is certified by the People's Republic of China as both a Construction Enterprise of Reform Development company and a Technically Advanced Construction Enterprise company for the Province of Shandong, which are two of the highest certifications achievable for engineering and construction based businesses in China. TAGS is also licensed in 17 other provinces and has completed projects for a diverse customer base of businesses and government institutions in over 30 cities in China.

The preliminary purchase price allocation has been determined as follows:

Assets purchased:
Cash	$141,564
Accounts receivable	1,699,320
Inventory	621,725
Other current assets	399,664
Fixed assets	3,415,035
6,277,308
Liabilities assumed:
Accounts payable	(72,710)
Accrued expenses and other payable	(714,126)
Payroll and other payable	(165,423)
Dividends payable	(312,724)
Income tax payable	(235,279)
Notes payable	(1,681,846)
Deferred Revenue	(61,519)
Minority Interest	(1,330,865)
(4,574,492)
Purchase price	$1,702,816

Pro forma Information

The following unaudited pro forma financial information presents the combined results of operations of the Company, NECS, SECS, Voacolo and TAGS for the year ended April 30, 2007, 2006 and 2005 as if the acquisitions had occurred at May 1, 2004 , including the issuance of the Company’s common stock as consideration for the acquisitions of SECS, Voacolo, and TAGS. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, NECS, SECS, Voacolo and TAGS been a single entity during this period.

	Consolidated Pro Forma

	2007	2006	2005

Revenues	$81,176,137	$76,551,105	$68,248,366

Net income (loss)	5,167,349	(567,876)	2,071,474

Basic weighted shares	5,983,074	4,439,847	3,061,436
Diluted weighted shares	6,620,059	4,439,847	3,111,774

Basic net income (loss) per share	$0.86	($0.13)	$0.68
Diluted net income (loss) per share	$0.78	($0.13)	$0.67

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Costs and estimated earnings on uncompleted contracts consist of the following at April 30:

	2007	2006
Costs incurred on uncompleted contracts	$39,431,006	$24,694,056
Estimated contract profit	12,513,277	6,593,218
	51,944,283	31,287,274
Less: billings to date	51,717,031	30,930,609
Net excess of costs	$227,252	$356,665

Costs and estimated earnings in excess of billings	$2,499,940	$1,441,977
Billings in excess of costs and estimated earnings
on uncompleted contracts	(2,272,688)	(1,085,312)
Net excess of costs	$227,252	$356,665

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at April 30:

	Estimated useful life (years)	2007	2006

Furniture and fixtures	5 - 7	$222,963	$135,383
Computers and software	2-3	722,072	476,342
Office equipment	5-7	92,337	55,612
Vehicles	5 - 7	1,903,142	1,256,568
Machinery and equipment	5	4,231,918	393,436
Leasehold improvements	2-3	436,477	227,774
		7,608,909	2,545,115
Less accumulated depreciation and amortization expense		2,119,989	1,192,899
		$5,488,920	$1,352,216

Depreciation expense for property and equipment for the years ended April 30, 2007, 2006 and 2005 was approximately $776,000 $544,000, and $372,000, respectively.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LONG-TERM DEBT

Line of Credit

On April 10, 2007, WPCS International Incorporated (the “Company”), and each of its subsidiaries entered into a loan agreement with Bank of America, N.A. (“BOA”). The loan agreement (the “Loan Agreement”), provides for a revolving line of credit in an amount not to exceed $12,000,000, together with a letter of credit facility not to exceed $2,000,000. The Company and its subsidiaries also entered into security agreements with BOA, pursuant to which each entity granted a security interest to BOA in all of their assets.

The Loan Agreement contains customary covenants, including but not limited to (i) funded debt to tangible net worth, and (ii) minimum interest coverage ratio. The loan commitment shall expire on April 10, 2010. The Company may prepay the loan at any time.

Loans under the Loan Agreement bear interest at a rate equal to BOA’s prime rate, minus one percentage point. The Company has the option to elect to use the optional interest rate of LIBOR plus one hundred seventy-five basis points (5.32% LIBOR rate plus one and three quarters percent as of April 30, 2007).

The Company used the initial funds provided by the loan, in the gross amount of $4,454,217 to repay the existing credit agreement with Bank Leumi USA, which credit agreement was terminated in connection with the Loan Agreement.

Loans Payable

The Company’s long-term debt also consists of notes issued to the company or assumed in acquisitions related to the purchase of property and equipment in the ordinary course of business. At April 30, 2007, loans payable totaled approximately $2,882,888 with interest rates ranging from 0% to 9.49%.

The aggregate maturities of long-term debt, including the line of credit and loans payable are as follows:

Year ending April 30,
	2008	$2,598,872
	2009	128,850
	2010	4,552,748
	2011	28,207
	2012	18,909
Thereafter		9,519
Total long-term debt		$7,337,105

NOTE 7 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of Walker, the Company assumed a ten-year lease with a trust, of which, a certain officer of the Company is the trustee, for a building and land located in Fairfield, California, which is occupied by its Walker subsidiary. For the years ended April 30, 2007 and 2006, the rent paid for this lease was $88,000.

In connection with the acquisition of Clayborn, an additional $1,100,000 is due by September 30, 2007, payable in quarterly distributions to the Clayborn former shareholders, by payment of 50% of the quarterly post tax profits, as defined, of Clayborn and the payment of the remainder on that date. Through April 30, 2007, payments of $393,000 have been made to the former Clayborn shareholders and the total remaining due is $707,000.

In connection with the acquisition of Heinz, a $200,000 non-interest bearing promissory note was issued. Of the $200,000, $75,000 was paid in April 2005, $75,000 was paid in April 2006 and $50,000 was paid in April 2007.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the acquisition of Quality, approximately $758,000 of additional purchase price consideration was paid to the selling shareholders in June 2005 for working capital adjustments and income tax reimbursements.

In connection with the acquisition of SECS in fiscal 2007, the Company leases its Sarasota, Florida location from a trust, of which one of the former shareholders of SECS, is the trustee. For the year ended April 30, 2007, the rent paid for this lease was $40,315.

In connection with the acquisition of Voacolo in fiscal 2007, the Company leases its Trenton, New Jersey location from Voacolo Properties LLC, of which the former shareholders of Voacolo, are the members. For the year ended April 30, 2007, the rent paid for this lease was $4,500.

NOTE 8 - RETIREMENT PLANS

The Company and its subsidiaries participate in employee savings plans under Section 401(k) of the Internal Revenue Code pursuant to which eligible employees may elect to defer a portion of their annual salary by contributing to the plan. There were approximately $241,000, $141,000, and $8,800 in contributions made for the years ended April 30, 2007, 2006, and 2005 respectively.

The Company also contributes to multi-employer pension plans which provide benefits to union employees covered by a collective bargaining agreement. Cost of revenue includes approximately $1,816,000, $2,050,000 and $2,178,000 for such costs for the years ended April 30, 2007, 2006 and 2005, respectively.

NOTE 9 - INCOME TAXES

The provision for income taxes for the years ended at April 30, 2007, 2006 and 2005 is summarized as follows:

	2007	2006	2005
Current
Federal	$2,201,000	$1,248,000	$99,000
State and foreign	784,818	310,773	87,096

Deferred
Federal	147,000	(70,000)	(76,000)
State	14,000	27,000	(58,000)
Totals	$3,146,818	$1,515,773	$52,096

The actual provision for income taxes reflected in the consolidated statements of operations for the years ended April 30, 2007, 2006 and 2005 differs from the provision (benefit) computed at the federal statutory tax rates. The principal differences between the statutory income tax and the actual provision for income taxes are summarized as follows:

	2007	2006	2005

Expected tax (benefit) provision at statutory rate (34%)	$2,631,742	$(36,838)	$469,566
State and local taxes, net of federal tax benefit	527,675	205,530	19,000
Foreign income taxes	30,117	-	-
Loss (gain) on fair value of warrants	-	1,386,688	(481,566)
Other	(42,716)	(39,607)	45,096
Totals	$3,146,818	$1,515,773	$52,096

The tax effects of temporary differences which give rise to deferred tax assets and liabilities are summarized as follows:

	2007	2006
Deferred tax assets:

Allowance for doubtful accounts	$27,000	$33,000
Reserve for loss on work-in-progress	-	31,000
Net operating loss carryforward	16,000	-
Federal benefit of deferred state tax liabilities	11,000	14,000
Deferred tax assets-current	54,000	78,000

Customer lists	111,000	51,000
Net operating loss carryforward	154,000	83,000
Valuation allowance	(154,000)	(83,000)
Deferred tax assets-long term	111,000	51,000

Deferred tax liabilities:

Inventory	(14,000)	(13,000)
Federal benefit of deferred state tax liabilities	(13,000)	(8,000)
Deferred tax liabilities-current	(27,000)	(21,000)

Fixed assets	(107,000)	(126,000)
Customer lists	(90,000)	(175,000)
Goodwill	(525,000)	(230,000)
Deferred tax liabilities-long term	(722,000)	(531,000)

Net deferred tax liabilities	$(584,000)	$(423,000)

At April 30, 2007, the Company has net operating loss carryforwards for state tax purposes approximating $1.4 million expiring through 2025. Due to the uncertainty of recognizing a tax benefit on these losses in certain states, the Company has provided a valuation allowance against the deferred tax asset related to these loss carryforwards.

NOTE 10 - STOCK OPTION PLANS

In September 2006, the Company adopted the 2007 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options. Under the 2007 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. At April 30, 2007, there were no stock options granted under this plan.

In September 2005, the Company adopted the 2006 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options. Under the 2006 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. These shares were registered under Form S-8. Under the terms of the 2006 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At April 30, 2007, options to purchase 327,259 shares were outstanding at exercise prices ranging from $6.14 to $8.79. At April 30, 2007, there were 6,498 options available for grant under the 2006 Incentive Stock Plan.

In March 2003, the Company established a stock option plan pursuant to which options to acquire a maximum of 416,667 shares of the Company's common stock were reserved for grant (the "2002 Plan"). These shares were registered under Form S-8. Under the terms of the 2002 Plan, the options are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At April 30, 2007, options to purchase 233,575 shares were outstanding at exercise prices ranging from $4.80 to $19.92. At April 30, 2007, there were 45,073 shares available for grant under the 2002 Plan.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity for the years ended April 30, 2007, 2006 and 2005:
	2002 Stock Option Plan		2006 Stock Option Plan
	Number of Shares	Weighted-average Exercise Price	Number of Shares	Weighted-average Exercise Price

Outstanding, May 1, 2004	299,322	12.49	-	-
Granted	266,890	6.15	-	-
Cancelled	(111,585)	6.58
Outstanding, May 1, 2005	454,627	8.77	-	-
Granted	18,730	6.94	383,500	6.16
Cancelled	(59,174)	14.96	-	-
Exercised	(11,251)	5.22	-	-
Outstanding, May 1, 2006	402,932	7.87	383,500	6.16
Granted	-	-	11,252	8.01
Cancelled	(42,589)	6.46	(1,250)	6.15
Exercised	(126,768)	9.00	(66,243)	7.22
Outstanding, May 1, 2007	233,575	8.43	327,259	6.22

The following is a summary of information with respect to stock options granted under the 2002 Plan and 2006 Incentive Stock Plan at April 30, 2007 and April 30, 2006:

	Options Outstanding at April 30, 2007			Options Exercisable at April 30, 2007
Exercise prices	Shares under option	Weighted-average remaining life in years	Weighted-average Exercise Price	Shares under option	Weighted-average Exercise Price
$4.80 - $5.52	40,593	2.73	$5.11	39,009	$5.10
$6.10 - $9.00	451,000	3.17	$6.48	429,700	$6.42
$10.92-$14.40	62,823	1.35	$12.13	62,823	$12.13
$16.20-$19.92	6,418	0.74	$17.41	6,418	$17.41
Total	560,834	2.91	$7.14	537,950	$7.13

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity for the year ended April 30, 2007, during which there were 193,011 options exercised under the Company’s stock option plans:

	2002 Plan				2006 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2006	402,932	$7.87			383,500	$6.16	-	-

Granted	-	-	-	-	11,252	$8.01	-	-
Exercised	(126,768)	$6.46	-	-	(66,243)	$6.15	-	-
Forfeited/Expired	(42,589)	$9.00	-	-	(1,250)	$7.22	-	-
Outstanding, April 30, 2007	233,575	$8.43	2.1	$1,200,630	327,259	$6.22	3.5	$2,366,810

Vested and expected to vested, April 30, 2007	232,580	$8.44	2.1	$1,194,301	325,533	$6.21	3.5	$2,357,062

Exercisable, April 30, 2007	223,360	$8.50	2.0	$1,134,453	314,590	$6.15	3.5	$2,296,929

NOTE 11 - SHAREHOLDERS' EQUITY

Common Stock Issuance

On January 30, 2007, the Company sold an aggregate of 1,109,023 shares of the Company’s common stock (Common Stock) to twelve investors for aggregate proceeds of $10,092,109. The Company paid the placement agents of the offering a cash fee of 7% of the proceeds of the offering. The Company has received net proceeds of $9,337,891 from the offering.

The Common Stock was issued in a private placement transaction pursuant to Section 4(2) under the Securities Act of 1933. Pursuant to the terms of sale, the Company agreed to cause a resale registration statement covering the Common Stock to be filed no later than 30 days after the closing and declared effective no later than 120 days after the closing. If the Company failed to comply with the registration statement filing or effective date requirements, it would have been required to pay the investors a fee equal to 2% of the aggregate amount invested by the purchasers per each 30 day period of delay, not to exceed 10%. The Company accounts for such penalties as contingent liabilities, applying the accounting guidance of SFAS No. 5, “Accounting for Contingencies” (“FAS 5”). This accounting is consistent with views established by the Emerging Issues Task Force in its consensus set forth in EITF 05-04 and FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which was issued December 21, 2006. Accordingly, the Company recognizes damages when it becomes probable that they will be incurred and amounts are reasonably estimable. The Company filed a resale registration statement on February 9, 2007 covering the Common Stock, which was declared effective by the SEC on March 2, 2007, which was within the agreed upon timeframe under the terms of sale.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During fiscal 2006, the warrant liability increased by $4,078,494, due to the increase in the market value of our common stock, resulting in us recording a net non-cash loss on fair value of warrants for the fiscal year ended April 30, 2006. The non-cash loss on warrants had no effect on our cash flows or liquidity.

On April 11, 2006, the Company entered into a waiver agreement with the institutional investors related to this private placement. Under the waiver, the parties agreed to modify the registration rights agreement associated with the common stock and warrants issued in November 2004 affected by EITF 00-19, thereby eliminating the penalty provisions that could have resulted from not maintaining an effective registration statement related to these common shares and shares underlying the warrants, and eliminating any similar non-cash charges in subsequent fiscal years and reclassified the amounts to permanent equity.

Common Stock Purchase Warrants

The Company sold an aggregate of 2,083,887 shares of common stock and 2,083,887 common stock purchase warrants on November 16, 2004, as discussed above. Each of these warrants is exercisable for a period of five years and was original issued at an exercise price of $8.40 per share. The exercise price of the warrants is subject to adjustment for subsequent lower price issuances by the Company, as well as customary adjustment provisions for stock splits, combinations, dividends and the like. As a result of the issuance of common stock at $6.99 per share to the selling shareholders of SECS, discussed above, the exercise price of 1,592,781 common stock purchase warrants were adjusted to $6.99 per share, and 320,741 additional warrants were issued under the “make-whole” provisions of the warrant agreement. The warrants are callable by the Company, upon 30 days notice, should the common stock trade at or above $25.20 per share for 25 out of 30 consecutive trading days. A maximum of 20% of the warrants may be called in any three-month period.

All unexercised warrants issued in connection with the company’s June 2003 private placement of common stock expired during fiscal year 2007.

The following table summarizes the activity of the common stock purchase warrants for the years ended April 30, 2007, 2006 and 2005:

	Number of Shares	Weighted Average Exercise Price
Outstanding, May 1, 2004	425,784	$10.57
Granted	2,146,387	8.40
Outstanding, May 1, 2005	2,572,171	8.76
Granted	-	-
Exercised	(554,717)	8.40
Outstanding, May 1, 2006	2,017,454	8.62
Granted	320,741	6.99
Exercised	(30,281)	6.99
Expired	(424,118)	10.57
Outstanding, April 30, 2007	1,883,796	$6.99

NOTE 12 - SEGMENT REPORTING

The Company's reportable segments are determined and reviewed by management based upon the nature of the services, the external customers and customer industries and the sales and distribution methods used to market the products. The Company has two reportable segments: wireless infrastructure services and specialty communication systems. Management evaluates performance based upon (loss) income before income taxes. Corporate includes corporate salaries and external professional fees, such as accounting, legal and investor relations costs which are not allocated to the other subsidiaries. Corporate assets primarily include cash and prepaid expenses. Segment results for the years ended April 30, 2007, 2006 and 2005 are as follows:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of and for year ended April 30, 2007

	Corporate	Wireless Infrastructure	Specialty Communication	Total

Revenue	$-	$13,250,499	$56,749,571	$70,000,070

Depreciation and amortization	$57,368	$259,097	$923,021	$1,239,486

Income (loss) before income taxes	$(1,851,995)	$976,769	$8,615,645	$7,740,419

Goodwill	$-	$4,319,071	$16,150,537	$20,469,608

Total assets	$10,419,087	$10,878,557	$50,394,026	$71,691,670

	As of and for year ended April 30, 2006

	Corporate	Wireless Infrastructure	Specialty Communication	Total

Revenue	$-	$9,300,228	$42,844,347	$52,144,575

Depreciation and amortization	$59,474	$103,264	$675,051	$837,789

Income (loss) before income taxes	$(5,615,080)	$1,240,928	$4,265,805	$(108,347)

Goodwill	$-	$2,482,085	$11,757,833	$14,239,918

Total assets	$10,627,658	$6,531,651	$26,963,009	$44,122,318

	As of and for year ended April 30, 2005

	Corporate	Wireless Infrastructure	Specialty Communication	Total

Revenue	$-	$8,651,555	$31,496,678	$40,148,233

Depreciation and amortization	$20,423	$161,485	$500,489	$682,397

Income (loss) before income taxes	$207,777	$783,014	$390,286	$1,381,077

Goodwill	$-	$2,479,410	$11,482,232	$13,961,642

Total assets	$1,169,887	$4,604,335	$24,402,489	$30,176,711

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - QUARTERLY RESULTS FOR 2007 AND 2006 (UNAUDITED)

This table summarizes the unaudited results of operation for each quarter of fiscal 2007 and 2006:

Year Ended April 30, 2007	1Q07	2Q07	3Q07	4Q07

Revenue	$16,436,278	$17,753,044	$18,121,405	$17,689,343

Operating income	1,414,839	1,815,102	2,122,564	2,381,819

Net income	$914,427	$1,064,647	$1,251,879	$1,362,648

Basic net income per common share	$0.17	$0.19	$0.23	$0.20

Diluted net income per common share	$0.16	$0.18	$0.20	$0.18

Year Ended April 30, 2006	1Q06	2Q06	3Q06	4Q06

Revenue	$12,171,639	$14,250,243	$11,821,189	$13,901,504

Operating income	563,378	1,345,837	1,140,776	1,054,455

Loss (gain) on change in fair value of warrants	4,110,594	(2,382,912)	9,678,732	(7,327,920)

Net income ( loss)	($3,795,319)	$3,167,717	($9,012,290)	$8,015,769

Basic net income (loss) per common share	($0.99)	$0.82	($2.26)	$1.75

Diluted net income (loss) per common share	($0.99)	$0.82	($2.26)	$1.62

Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding in each quarter. Therefore, the sum of the quarterly earnings per share does not necessarily equal the full year earnings per share disclosed on the consolidated statements of operations.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has entered into employment contracts ranging from one to three years with certain of its employees. The aggregate base salary commitments under these contracts at April 30, 2007 are approximately $5,500,000.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Commitments

The Company leases its office facilities pursuant to non-cancelable operating leases expiring through April 2014. The Company also has non-cancelable vehicle leases. The minimum rental commitments under these non-cancelable leases at April 30, 2007 are summarized as follows:

Year ending April 30,
2008	$759,245
2009	469,068
2010	368,668
2011	251,706
2012	192,449
Thereafter	201,430
Total minimum lease payments	$2,242,566

Rent expense for all operating leases was approximately $559,000, $396,000 and $358,000 in 2007, 2006 and 2005, respectively.

NOTE 15 - SUBSEQUENT EVENTS

The Company recently announced the signing of letters of intent to acquire two companies. These transactions are expected to close by August 1, 2007, subject to completion of due diligence and the execution of definitive agreements.

The Company intends to acquire 100% of Major Electric, Inc (Major) for $4 million in cash and stock at closing with additional purchase price to be paid upon the achievement of a certain earnings target for a period ending December 31, 2007. Founded in 1994, Major is headquartered in the Seattle area and is a wireless and electric contractor specializing in direct digital controls, security, wireless SCADA applications and wireless infrastructure services. Major Electric has completed many major projects for many commercial entities.

The Company intends to acquire 100% of Max Engineering LLC (Max) for $800,000 in cash and stock at closing with additional purchase price to be paid upon the achievement of a specific two-year earnings goal. Founded in 2000, Max is an engineering firm headquartered in Houston, Texas, specializing in the design of specialty communication systems and wireless infrastructure for telecommunications, oil, gas and wind energy.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of April 30, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were designed at a reasonable assurance level and were effective as of April 30, 2007 to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information was accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their ages as of the date hereof are as follows:

NAME	AGE	OFFICES HELD
Andrew Hidalgo	51	Chairman, Chief Executive Officer and Director
Joseph Heater	43	Chief Financial Officer
Donald Walker	44	Executive Vice President
James Heinz	47	Executive Vice President
Richard Schubiger	42	Executive Vice President
Charles Madenford	44	Executive Vice President
Norm Dumbroff	46	Director
Neil Hebenton	51	Director
Gary Walker	52	President of Walker Comm, Inc and Director
William Whitehead	51	Director

Set forth below is a biographical description of each executive officer and director.

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

Charles Madenford, Executive Vice President

Mr. Madenford has been Executive Vice President since April 2007. He is also currently president of the Clayborn subsidiary, a position he has held since September 2005. From May 2003 to August 2005, Mr. Madenford was a Vice President for Clayborn. Prior to that, from September 2002 to May 2003, he served as Project Manager for W.E. Lyons Construction Company, a general contractor. Prior to that, from August 1995 to August 2002, Mr. Madenford served as a vice president for N.V. Heathorn, a West Coast mechanical and architectural firm. Mr. Madenford has over twenty-one years of project engineering experience in mechanical and construction engineering. He holds a B.S. degree in civil engineering with a minor in industrial engineering from the University of Dayton.

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

Gary Walker, President of Walker Comm, Inc. and Director

Mr. Walker became a director of WPCS in December 2002. He is currently the president of the Walker Comm subsidiary, a position he has held since November 1996. Prior to his involvement at Walker Comm, Mr. Walker had a distinguished career with the U.S. Navy and also held an elected political position in Fairfield, California. He holds a B.A. in Business Management from St. Mary’s College in Moraga, California.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to us during fiscal year 2007, we are not aware of any director, officer or beneficial owner of more than ten percent of our Common Stock that failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 on a timely basis during fiscal year 2007.

Code of Ethics

WPCS adopted a Code of Ethics for its officers, directors and employees. A copy of the Code of Ethics is incorporated by reference as an exhibit.

ITEM 11 - EXECUTIVE COMPENSATION

Under the rules of the SEC, this Compensation Discussion and Analysis Report is not deemed to be incorporated by reference by any general statement incorporating this Annual Report by reference into any filings with the SEC.

The Executive Committee has reviewed and discussed the following Compensation Discussion and Analysis with management. Based on this review and these discussions, the Executive Committee recommended to the Board of Directors that the following Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Submitted by the Executive Committee
Norm Dumbroff, Chairman
Neil Hebenton
William Whitehead

COMPENSATION DISCUSSION AND ANALYSIS (CD&A)

The following discussion and analysis of compensation arrangements of our named executive officers for the fiscal year ended April 30, 2007 should be read together with the compensation tables and related disclosures set forth below.

Compensation Philosophy and Objectives

We believe our success depends on the continued contributions of our named executive officers. Our named executive officers are primarily responsible for our growth and operations strategy, and the management of the day-to-day operations of our subsidiaries. Therefore, it is important to our success that we retain the services of these individuals to ensure our future success and prevent them from competing with us should their employment with us terminate.

Our overall compensation philosophy is to provide an executive compensation package that enables us to attract, retain and motivate executive officers to achieve our short-term and long-term business goals. We strive to apply a uniform philosophy regarding compensation of all employees, including members of senior management. This philosophy is based upon the premise that the achievements of the company result from the combined and coordinated efforts of all employees working toward common goals and objectives in a competitive, evolving market place. The goals of our compensation program are to align remuneration with business objectives and performance and to enable us to retain and competitively reward executive officers and employees who contribute to our long-term success. In making executive compensation and other employment compensation decisions, the Executive Committee considers achievement of certain criteria, some of which relate to our performance and others of which relate to the performance of the individual employee.

The Executive Committee will evaluate our compensation policies on an ongoing basis to determine whether they enable us to attract, retain and motivate key personnel. To meet these objectives, the Executive Committee may from time to time increase salaries, award additional stock options or provide other short and long-term incentive compensation to executive officers and other employees.

Compensation Program & Forms of Compensation

We provide our executive officers with a compensation package consisting of base salary and participation in benefit plans generally available to other employees. In setting total compensation, the Executive Committee considers individual and company performance, as well as market information regarding compensation paid by other companies in our industry.

In order to achieve the above goals, our total compensation packages include base salary, annual bonus, as well as long-term compensation in the form of stock options.

Base Salary. Salaries for our executive officers are initially set based on negotiation with individual executive officers at the time of recruitment and with reference to salaries for comparable positions in the industry for individuals of similar education and background to the executive officers being recruited. We also consider the individual’s experience, and expected contributions to our company. Base salary is continuously evaluated by competitive pay and individual job performance. Base salaries for executives are reviewed annually or more frequently should there be significant changes in responsibilities. In each case, we take into account the results achieved by the executive, his or her future potential, scope of responsibilities and experience, and competitive salary practices.

Bonus. A component of each executive officer’s potential annual compensation may take the form of a performance-based bonus. Contractually, our Executive Vice Presidents are entitled to receive an annual bonus equal to 3% of the annual profit before interest and taxes of the designated subsidiaries assigned to the him. Our CEO and CFO are entitled to an annual bonus, to be determined at the discretion of the Executive Committee, based on our financial performance and the achievement of the officer’s individual performance objectives.

Long-Term Incentives. Longer-term incentives are provided through stock options, which reward executives and other employees through the growth in value of our stock. The Executive Committee believes that employee equity ownership provides an incentive for employees to build stockholder value and serves to align the interests of employees with those of our stockholders. Grants of stock options to executive officers are based upon each officer’s relative position, responsibilities and contributions, with primary weight given to the executive officers’ relative rank and responsibilities. Initial stock option grants designed to recruit an executive officer may be based on negotiations with the officer and with reference to historical option grants to existing officers. Stock options are generally granted at an exercise price equal to the market price of our common stock on the date of grant and will provide value to the executive officers only when the price of our common stock increases over the exercise price.  Although the expenses of stock options affect our financial statements negatively, we continue to believe that this is a strong element of compensation that focuses the employees on financial and operational performance to create value for the long-term.

With regard to our option grant practice, the Executive Committee has the responsibility of approving stock option grants to all employees. Stock option grants for plan participants are generally determined within ranges established for each job level. These ranges are established based on our desired pay positioning relative to the competitive market. Specific recruitment needs are taken into account for establishing the levels of initial option grants. Annual option grants take into consideration a number of factors, including performance of the individual, job level, prior grants and competitive external levels. The goals of option grant guidelines are to ensure future grants remain competitive from a grant value perspective and to ensure option usage consistent with option pool forecasts. Based on the definition of fair market value in our stock option plan, options are granted at 100% of the closing sales price of our stock on the last market trading date prior to the grant date. We do not time the granting of our options with any favorable or unfavorable news released by us. Proximity of any awards to an earnings announcement or other market events is coincidental.

Executive Equity Ownership

We encourage our executives to hold an equity interest in our company. However, we do not have specific share retention and ownership guidelines for our executives.

Performance-Based Compensation and Financial Restatement

We have not considered or implemented a policy regarding retroactive adjustments to any cash or equity-based incentive compensation paid to our executives and other employees where such payments were predicated upon the achievement of certain financial results that were subsequently the subject of a financial restatement.

Tax and Accounting Considerations

Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code of 1986, as amended, restricts deductibility of executive compensation paid to our Chief Executive Officer and each of the four other most highly compensated executive officers holding office at the end of any year to the extent such compensation exceeds $1,000,000 for any of such officers in any year and does not qualify for an exception under Section 162(m) or related regulations. The Executive Committee’s policy is to qualify its executive compensation for deductibility under applicable tax laws to the extent practicable. Income related to stock options granted under our 2002 Stock Option Plan, the 2006 Incentive Stock Plan, and the 2007 Incentive Stock Plan, generally qualify for an exemption from these restrictions imposed by Section 162(m). In the future, the Executive Committee will continue to evaluate the advisability of qualifying its executive compensation for full deductibility.

Accounting for Stock-Based Compensation. Effective May 1, 2006, we adopted the fair value recognition provisions of FASB Statement 123(R) for stock-based compensation.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Contract with Andrew Hidalgo

On February 1, 2005, we entered into a three-year employment contract with Andrew Hidalgo, our Chairman and Chief Executive Officer. Upon each one year anniversary of the agreement, the agreement will automatically renew for another three years from the anniversary date. The base salary under the agreement was $168,000 per annum through April 30, 2007. Effective May 1, 2007, the base salary under the agreement was amended to $250,000 per annum. In addition, Mr. Hidalgo is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time.

Contract with Joseph Heater

On June 1, 2005, we entered into a three-year employment contract with Joseph Heater, our Chief Financial Officer. Upon each one year anniversary of the agreement, the agreement will automatically renew for another three years from the anniversary date. The base salary under the agreement is $140,000 per annum through April 30, 2007. Effective May 1, 2007, the base salary under the agreement was amended to $195,000. In addition, Mr. Heater is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time.

Contract with Donald Walker

On December 30, 2002, we entered into a four-year employment contract with an option to renew for an additional year, with Donald Walker, who is an Executive Vice President, and also a Vice-President of Walker Comm. The base salary under the agreement was $140,000 per annum through January 31, 2007. Mr. Walker was also entitled to a quarterly bonus of 3.0% of the operating income of Walker Comm, prior to the deduction of interest, taxes, depreciation and amortization through January 31, 2007.

Effective February 1, 2007, we renewed the employment contract with Mr. Walker for three years with a base salary of $160,000 per annum. Upon each one year anniversary of the agreement, the agreement will automatically renew for another three years from the anniversary date. In addition, Mr. Walker is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. Mr. Walker is also entitled to the full-time use of an automobile owned or leased by us, for which we reimburse Mr. Walker for all maintenance and gasoline expenses associated with the use of the automobile. Mr. Walker is also entitled to receive an annual bonus of 3.0% of the operating income of Walker Comm, prior to the deduction of interest and taxes.

Contract with Gary Walker

On December 30, 2002, we entered into a four-year employment contract with an option to renew for an additional year, with Gary Walker, the President of Walker Comm, who is also a Director. The base salary under the agreement was $140,000 per annum through January 31, 2007. Mr. Walker was also entitled to a quarterly bonus of 3.0% of the operating income of Walker Comm, prior to the deduction of interest, taxes, depreciation and amortization through January 31, 2007.

Effective February 1, 2007, we renewed the employment contract with Mr. Walker for three years with a base salary of $150,000 per annum. Upon each one year anniversary of the agreement, the agreement will automatically renew for another three years from the anniversary date. In addition, Mr. Walker is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. Mr. Walker is also entitled to the full-time use of an automobile owned or leased by us, for which we reimburse Mr. Walker for all maintenance and gasoline expenses associated with the use of the automobile. Mr. Walker is also entitled to receive an annual bonus of 3.0% of the operating income of Walker Comm, prior to the deduction of interest and taxes.

Contract with James Heinz

On April 2, 2004, we entered into a three-year employment contract with James Heinz, who is an Executive Vice President. and also a Vice-President of Heinz, The base salary under the agreement was $140,000 per annum through March 31, 2007. Mr. Heinz was also entitled to receive an annual bonus of 3.0% of operating income, before the deduction of interest and income taxes of Heinz, WPCS Incorporated and Invisinet, Inc. through March 31, 2007.

Effective April 1, 2007, we renewed the employment contract with Mr. Heinz with a base salary of $160,000 per annum. Upon each one year anniversary of the agreement, the agreement will automatically renew for another three years from the anniversary date. In addition, Mr. Heinz is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. Mr. Heinz is also entitled to the full-time use of an automobile owned or leased by us, for which we reimburse Mr. Heinz for all maintenance and gasoline expenses associated with the use of the automobile. Mr. Heinz is also entitled to receive an annual bonus of 3.0% of operating income, before the deduction of interest and income taxes of designated subsidiaries assigned by us.

Contract with Richard Schubiger

On August 1, 2005, we entered into a three-year employment contract with Richard Schubiger, who is an Executive Vice President and also the President of Quality. Upon each one year anniversary of the agreement, the agreement will automatically renew for another three years from the anniversary date. The base salary under the agreement was $140,000 per annum through April 30, 2007. Effective May 1, 2007, the base salary under the agreement was amended to $195,000. In addition, Mr. Schubiger is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time., Mr. Schubiger is entitled to receive an annual bonus of 3.0% of earnings before the deduction of interest and income taxes of designated subsidiaries assigned by us.

Contract with Charles Madenford

Effective April 1, 2007, we entered into an employment contract with Mr. Madenford with a base salary of $150,000 per annum. Upon each one year anniversary of the agreement, the agreement will automatically renew for another three years from the anniversary date. In addition, Mr. Madenford is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. Mr. Madenford is also entitled to the full-time use of an automobile owned or leased by us, for which we reimburse Mr. Madenford for all maintenance and gasoline expenses associated with the use of the automobile. Mr. Madenford is also entitled to receive an annual bonus of 3.0% of operating income, before the deduction of interest and income taxes of designated subsidiaries assigned by us.

For each of the named executive officers listed above, in the event of a change in control, whereby the executive officer is terminated without cause, or resigns for certain “good reasons” we are required to pay the named executive officer a severance payment. The severance payment is the salary and benefits amount owed under the respective employment agreement from the date of termination through the remaining term of the employment agreement.

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer and four other highest paid executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the “named executive officers”) for fiscal year 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

Andrew Hidalgo	2007	168,000	60,000	10,800 (7)	238,800
Chairman, Chief Executive Officer	2006	168,000	-	11,492 (7)	179,492
and Director (1)	2005	168,000	-	9,549 (7)	177,549

Joseph Heater	2007	140,000	40,000	-	180,000
Chief Financial Officer (2)	2006	139,333	-	-	139,333
	2005	132,000	-	-	132,000

Donald Walker	2007	145,000	131,448	13,200 (8)	289,648
Executive Vice President (3)	2006	140,000	37,215	-	177,215
	2005	140,000	10,269	-	150,269
					-
Gary Walker	2007	142,500	131,448	12,190 (8)	286,138
President- Walker and Director (4)	2006	140,000	37,215	-	177,215
	2005	140,000	10,269	-	150,269

Richard Schubiger	2007	140,000	107,829	-	247,829
Executive Vice President (5)	2006	140,000	73,658	-	213,658
	2005	50,000	-	-	50,000

James Heinz	2007	141,667	33,577	-	175,244
Executive Vice President (6)	2006	140,005	31,985	-	171,990
	2005	140,000	-	-	140,000

(1) Mr. Hidalgo has served as Chairman, Chief Executive Officer and Director since May 24, 2002.
(2) Mr. Heater has served as Chief Financial Officer since July 15, 2003.
(3) Mr. Walker has served as Executive Vice President since December 30, 2002.
(4) Mr. Walker has served as President of Walker Comm and as a Director since December 30, 2002.
(5) Mr. Schubiger has served as Executive Vice President since Novermber 24, 2004.
(6) Mr. Heinz has served as Executive Vice President since April 2, 2004.
(7) Represents lease payments for use of company-leased vehicle.
(8) Represents 401(k) matching contributions.

GRANTS OF PLAN-BASED AWARDS

There were no grants of plan-based awards to named officers in fiscal 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of April 30, 2007.

Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date

Andrew Hidalgo	73,046	-	$6.60	10/6/2009
	126,690	-	$6.14	10/13/2010

Joseph Heater	20,834	-	$9.00	6/12/2008
	12,500	-	$12.84	8/6/2008
	7,500	-	$6.60	10/6/2009
	63,345	-	$6.14	10/13/2010

James Heinz	10,000	-	$5.25	2/1/2010
	38,007	-	$6.14	10/13/2010

Richard Schubiger	10,000	-	$5.25	2/1/2010
	38,007	-	$6.14	10/13/2010

Option Exercises - Fiscal 2007

The following table summarizes the options exercised by the named executives during the fiscal year ended April 30, 2007:

	Option Awards
Name	Number of Shares Acquired on Exercise	Value Realized Upon Exercise ($)

Andrew Hidalgo	81,121	305,662

Joseph Heater	27,500	120,833

Donald Walker	38,007	157,181

Gary Walker	19,820	10,136

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2007 for services to our company.

Name	Option Awards ($)(*)	Total ($)
JeNorm Dumbroff (1)	8,762	8,762
Neil Hebenton (2)	8,762	8,762
William Whitehead (3)	8,762	8,762
Total:	26,286	26,286

*
Amounts represent the aggregate grant date fair value of stock-based compensation expense for stock options granted in fiscal 2007 under SFAS 123R as discussed in Note 2, "Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(1)	23,988 options were outstanding as of April 30, 2007, of which 21,904 were exercisable as of April 30, 2007.
(2)	13,988 options were outstanding as of April 30, 2007, of which 11,904 were exercisable as of April 30, 2007.
(3)	23,988 options were outstanding as of April 30, 2007, of which 21,904 were exercisable as of April 30, 2007.

Cash Compensation. Our non-employee directors serve without cash compensation and without other fixed remuneration. We reimburse our non-employee Directors for all reasonable out-of-pocket expenses incurred in the performance of their duties as Directors. Employee directors are not compensated for Board services in addition to their regular employee compensation.

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of July 15, 2007:

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our officers and directors; and
•	by all of our officers and directors as a group.

	Number of		Percentage
Name And Address Of Beneficial Owner (1)	Shares Owned (2)		of Class (3)
Andrew Hidalgo	403,953	(4)	5.63%
Joseph Heater	104,179	(4)	1.47%
Donald Walker	-		-
James Heinz	107,531	(4)	1.53%
Richard Schubiger	48,007	(4)	*
Charles Madenford	4,084	(4)	*
Norm Dumbroff	94,822	(4)	1.36%
Neil Hebenton	13,988	(4)	*
Gary Walker	66,280	(4)	*
William Whitehead	30,155	(4)	*
All Officers and Directors as a Group (10 persons)	872,999	(4)	11.73%

Special Situations Private Equity Fund, L.P.	1,045,466	(5)	13.95%
153 E. 53rd Street, 55th Floor
New York, NY 10022

Special Situations Fund III QP, L.P.	1,442,666	(5)	18.88%
527 Madison Avenue, Suite 2600
New York, NY 10022

SF Capital Partners Ltd.	500,360	(6)	6.93%
3600 South Lake Dr.
St. Francis, WI 53235

___________
* Less than 1%.
(1) The address for each of our officers and directors is One East Uwchlan Avenue, Exton, PA 19341.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of July 15, 2007 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.
(3) Percentage based on 6,971,698 shares of common stock outstanding.
(4) Includes the following number of shares of common stock which may be acquired by certain officers and directors through the exercise of stock options which were exercisable as of July 15, 2007 or become exercisable within 60 days of that date: Andrew Hidalgo, 199,736 shares; Joseph Heater, 104,179 shares; James Heinz, 48,007 shares; Richard Schubiger, 48,007 shares; Charles Madenford, 4,084 shares; Norm Dumbroff, 23,988 shares; Neil Hebenton, 13,988 shares; William Whitehead, 28,155 shares; and all officers and directors as a group, 470,144 shares.
(5) Includes the following number of shares of common stock which may be acquired through the exercise of common stock purchase warrants which were exercisable as of July 15, 2007 or become exercisable within 60 days of that date: Special Situations Private Equity Fund, L.P., 520,831 shares, and Special Situations Fund III QP, L.P., 670,402 shares, based on the information in the most recent Form 4 filed on July 11, 2007.
(6) Includes the following number of shares of common stock which may be acquired through the exercise of common stock purchase warrants which were exercisable as of July 15, 2007 or become exercisable within 60 days of that date: 250,360 shares.
.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about the shares of our common stock that may be issued upon the exercise of options granted to employees under the 2002 Stock Option Plan, which were approved by the Board of Directors, and the 2006 and 2007 Incentive Stock Plans approved by the Board of Directors and shareholders, as well as certain shares that may be issued upon the exercise of options under the 2002 Stock Option Plan, that were issued to consultants, which were not approved by the Board of Directors.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (1)
Equity compensation plan approved by board of directors (1)	233,575	$8.43	45,073

Equity compensation plan approved by security holders (2)	327,259	$6.22	6,498

Equity compensation plan approved by security holders (3)	-	-	400,000

Total	560,834	$7.14	451,571

(1)
We established a nonqualified stock option plan pursuant to which options to acquire a maximum of 416,667 shares of our common stock were reserved for grant (the 2002 Plan). As of April 30, 2007, included above in the 2002 Plan are 204,096 shares issuable upon exercise of options granted to employees and directors, and 29,334 options granted to outside consultants for services rendered to our company.

(2)
We established the 2006 Incentive Stock Plan, under which 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. As of April 30, 2007, 383,500 shares were issuable upon exercise of options granted to employees and directors.

(3)
We established the 2007 Incentive Stock Plan, under which 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. As of April 30, 2007, 400,000 shares were issuable upon exercise of options granted to employees and directors.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

At the time of the following transactions, there were no affiliations between us and the other parties. As a result of these transactions, the other parties became affiliates. The obligations resulting from these transactions were ongoing after the close, resulting in payoffs to the other parties who became affiliates.

In connection with the acquisition of Walker Comm, we assumed a lease with a living trust established by Gary Walker, one of our Directors, who is the trustee and whose heirs are the beneficiaries of the trust. The lease is for a building and land located in Fairfield, California, which is occupied by our Walker Comm subsidiary. The lease calls for monthly rental payments of $4,642, with annual increases, calculated using the San Francisco-Oakland-San Jose Consolidated Metropolitan Statistical Area Consumer Price Index. For each of the fiscal years ended April 30, 2007, 2006, and 2005, the rent paid for this lease was $88,000. We believe the terms of this lease are no less favorable than those which could have been obtained between unrelated parties for similar transactions acting at arm’s length.

On August 22, 2003, we acquired all of the outstanding shares of Clayborn, our wholly owned subsidiary, in exchange for an aggregate $900,000 cash consideration and 68,871 newly issued shares of our common stock. The Clayborn stockholders consisted of David Gove, the former President of Clayborn, and his spouse. An additional $1,100,000 is due by September 30, 2007, payable in quarterly distributions, by payment to the Clayborn stockholders of 50% of the quarterly post tax profits, as defined, of Clayborn and a final payment of any remaining balance on that date. Through April 30, 2007, payments of $393,000 have been made to the former Clayborn stockholders and the total remaining due is $707,000.

On April 2, 2004, we acquired all of the issued and outstanding common stock of Heinz. We acquired all of the issued and outstanding shares of Heinz from James Heinz, our Executive Vice President, for $1,000,000, as follows: (1) $700,000 of our common stock, based on the closing price of our common stock on March 30, 2004 of $11.76 per share, for an aggregate of 59,524 newly issued shares of our common stock and (2) $300,000 total cash consideration, of which $100,000 was paid at closing and a $200,000 non-interest bearing promissory note was issued. Of the $200,000, $75,000 was paid in April 2005, $75,000 was paid in April 2006 and $50,000 was paid in April 2007.

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

On July 19, 2006, we acquired SECS and we lease our Sarasota, Florida location from a trust, of which one of the former shareholders of SECS, is the trustee. For the year ended April 30, 2007, the rent paid for this lease was $40,315.

On March 30, 2007, we lease our Trenton, New Jersey location from Voacolo Properties LLC, of which the former shareholders of Voacolo, are the members. For the year ended April 30, 2007, the rent paid for this lease was $4,500.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended April 30, 2007 and 2006, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q or 10-QSB during the fiscal year were $278,471 and $250,161, respectively.

Audit Related Fees. We incurred fees to our independent auditors of $14,400 and $57,150, respectively, for audit related fees during the fiscal years ended April 30, 2007 and 2006. These fees were primarily related to the review of our registration statements prior to filing with the SEC.

Tax and Other Fees. We did not incur fees to our independent auditors for tax compliance services during the fiscal years ended April 30, 2007 and 2006.

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our principal accountants.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits:

3.1	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s registration statement on Form SB-2, filed April 7, 2006.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of WPCS International Incorporated’s registration statement on Form SB-2, filed April 7, 2006.

4.1	Certificate of Designation of Series A Convertible Preferred Stock, incorporated by reference to Exhibit 4.1 of wowtown.com, Inc.’s Form SB-2, filed June 8, 2000.

4.2	Certificate of Designation of Series B Convertible Preferred Stock, incorporated by reference to Exhibit 4.2 of WPCS International Incorporated’s Annual Report on Form 10-KSB, filed July 29, 2002.

4.3	Certificate of Designation of Series C Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 of WPCS International Incorporated’s Annual Report on Form 10-KSB, filed August 14, 2003.

4.4	2002 Employee Stock Option Plan, incorporated by reference to Exhibit 4.4 of WPCS International Incorporated’s Annual Report on Form 10-KSB, filed August 14, 2003.

4.5	Form of 2003 Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.5 of WPCS International Incorporated’s Annual Report on Form 10-KSB, filed August 14, 2003.

4.6	2006 Incentive Stock Plan, incorporated by reference to Exhibit 4.2 of WPCS International Incorporated’s registration statement on Form S-8, filed September 21, 2005.

4.7	2007 Incentive Stock Plan, incorporated by reference to Exhibit A of WPCS International Incorporated’s definitive proxy statement on Schedule 14A, filed August 18, 2006.

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

10.17	Purchase Agreement, dated as of April 11, 2006, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s current report on Form 8-K, filed April 12, 2006.

10.18	Waiver, dated as of April 11, 2006, incorporated by reference to Exhibit 10.2 of WPCS International Incorporated’s current report on Form 8-K, filed April 12, 2006.

10.19
Stock Purchase Agreement, dated as of June 7, 2006, by and among WPCS International Incorporated, New England Communications Systems, Inc., Myron Polulak, Carolyn Windesheim and Gary Tallmon, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s current report on Form 8-K, filed June 9, 2006.

10.20
Employment Agreement, dated as of June 7, 2006, between New England Communications Systems, Inc. and Myron Polulak, incorporated by reference to Exhibit 10.2 of WPCS International Incorporated’s current report on Form 8-K, filed June 9, 2006.

10.21
Employment Agreement, dated as of June 7, 2006, between New England Communications Systems, Inc. and Carolyn Windesheim, incorporated by reference to Exhibit 10.3 of WPCS International Incorporated’s current report on Form 8-K, filed June 9, 2006.

10.22
Stock Purchase Agreement, dated as of July 19, 2006, by and among WPCS International Incorporated, Southeastern Communication Service, Inc., Daniel G. Lester, Christopher P. Lester, Thomas A. Lester, Michael D. Lester, Karl F. Eickmeyer and Anthony Ankersmit, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s current report on Form 8-K, filed July 20, 2006.

10.23
Registration Rights Agreement, dated as of July 19, 2006, by and among WPCS International Incorporated, Southeastern Communication Service, Inc., Daniel G. Lester, Christopher P. Lester, Thomas A. Lester, Michael D. Lester, Karl F.Eickmeyer and Anthony Ankersmit, incorporated by reference to Exhibit 10.2 of WPCS International Incorporated’s current report on Form 8-K, filed July 20, 2006.

10.24	Form of Securities Purchase Agreement, dated as of January 30, 2007, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s current report on Form 8-K, filed February 1, 2007.

10.25	Form of Registration Rights Agreement, dated as of January 30, 2007, incorporated by reference to Exhibit 10.2 of WPCS International Incorporated’s current report on Form 8-K, filed February 1, 2007

10.26
Stock Purchase Agreement, dated as of March 30, 2007, by and among WPCS International Incorporated, Voacolo Electric Incorporated, Jeffrey Voacolo, David Voacolo, Joseph Voacolo and Tracy Hossler, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s current report on Form 8-K, filed April 2, 2007.

10.27
Registration Rights Agreement, dated as of March 30, 2007, by and among WPCS International Incorporated, Voacolo Electric Incorporated, Jeffrey Voacolo, David Voacolo, Joseph Voacolo and Tracy Hossler, incorporated by reference to Exhibit 10.2 of WPCS International Incorporated’s current report on Form 8-K, filed April 2, 2007.

10.28
Employment Agreement, dated as of March 30, 2007, between Voacolo Electric Incorporated and Jeffrey Voacolo, incorporated by reference to Exhibit 10.4 of WPCS International Incorporated’s current report on Form 8-K, filed April 2, 2007.

10.29
Employment Agreement, dated as of March 30, 2007, between Voacolo Electric Incorporated and David Voacolo, incorporated by reference to Exhibit 10.5 of WPCS International Incorporated’s current report on Form 8-K, filed April 2, 2007.

10.30
Employment Agreement, dated as of March 30, 2007, between Voacolo Electric Incorporated and Joseph Voacolo, incorporated by reference to Exhibit 10.6 of WPCS International Incorporated’s current report on Form 8-K, filed April 2, 2007.

10.31
Interest Purchase Agreement, dated as of April 5, 2007, by and among WPCS International Incorporated, American Gas Services, Inc. and American Gas Services, Inc. Consultants, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s current report on Form 8-K, filed April 9, 2007.

10.32
Loan Agreement, dated April 10, 1007, by and among WPCS International Incorporated, Bank of America, N.A. Clayborn Contracting Group, Inc., Heinz Corporation, New England Communications Systems, Inc., Quality Communications & Alarm Company., Inc., Southeastern Communication Service, Inc., and Walker Comm, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s amended current report on Form 8-K/A, filed April 17, 2007.

10.33
Security Agreement, dated April 10, 1007, by and among WPCS International Incorporated, Bank of America, N.A. Clayborn Contracting Group, Inc., Heinz Corporation, New England Communications Systems, Inc., Quality Communications & Alarm Company., Inc., Southeastern Communication Service, Inc., and Walker Comm, Inc., incorporated by reference to Exhibit 10.2 of WPCS International Incorporated’s amended current report on Form 8-K/A, filed April 17, 2007.

10.34	Non-binding letter of intent setting forth the agreement and understanding as to the terms of the acquisition of Major electric, Inc, dated June 14, 2007, filed herewith.

10.35	Non-binding letter of intent setting forth the agreement and understanding as to the terms of the acquisition of Max Engineering LLC, dated June 25, 2007, filed herewith.

10.36	Employment Agreement, effective as of April 1, 2007, between WPCS International Incorporated and Charles Madenford, filed herewith.

14	Code of Ethics and Business Conduct, incorporated by reference to Exhibit 14 of WPCS International Incorporated’s annual report on Form 10-KSB, filed August 14, 2003.

21.1	Subsidiaries of the registrant, filed herewith.

23.1	Consent of J.H. Cohn LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the years ended April 30, 2007, 2006 and 2005

(A) Description	(B) Balance at Beginning of Period	(C) Additions Charged to Costs and Expenses	(D) Deductions		(E) Balance at end of Period
Allowance for Doubtful Accounts
April 30, 2005	$61,779	$17,037	($3,030)	(1)	$75,786
April 30, 2006	75,786	35,877	(6,877)	(1)	104,786
April 30, 2007	$104,786	-	($6,000)	(1)	$98,786

(1). Write-off of uncollectible accounts.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WPCS INTERNATIONAL INCORPORATED

Date: July 30, 2007	By:	/s/ ANDREW HIDALGO
Andrew Hidalgo
Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2007	By:	/s/ JOSEPH HEATER
Joseph Heater
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ ANDREW HIDALGO Andrew Hidalgo	Chairman of the Board	July 30, 2007

/s/ NORM DUMBROFF Norm Dumbroff	Director	July 30, 2007

/s/ NEIL HEBENTON Neil Hebenton	Director	July 30, 2007

/s/ GARY WALKER Gary Walker	Director	July 30, 2007

/s/ WILLIAM WHITEHEAD William Whitehead	Director	July 30, 2007