Form 10-Q
period 2007-07-31
WPCS INTERNATIONAL INC
filed 2007-09-14
CIK 1086745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended July 31, 2007
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ]   No [X]

As of September 12, 2007, there were 7,084,344 shares of registrant’s common stock outstanding.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Condensed consolidated balance sheets at July 31, 2007 (unaudited) and April 30, 2007	3 - 4

		Condensed consolidated statements of income for the three months ended July 31, 2007 and 2006 (unaudited)	5

		Condensed consolidated statement of shareholders’ equity for the three months ended July 31, 2007 (unaudited)	6

		Condensed consolidated statements of cash flows for the three months ended July 31, 2007 and 2006 (unaudited)	7-8

		Notes to unaudited condensed consolidated financial statements	9 - 21

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-28

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	29

	ITEM 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION

	ITEM 1	Legal proceedings	31
	ITEM 1A	Risk factors	31
	ITEM 2	Unregistered sales of equity securities and use of proceeds	31
	ITEM 3	Defaults upon senior securities	31
	ITEM 4	Submission of matters to a vote of security holders	31
	ITEM 5	Other information	31
	ITEM 6	Exhibits	32

	SIGNATURES		33

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
ASSETS	2007	2007
	(Unaudited)	(Note 1)
CURRENT ASSETS:
Cash and cash equivalents	$22,019,110	$21,558,739
Accounts receivable, net of allowance of $98,786 at July 31, 2007 and April 30, 2007	17,593,447	16,560,636
Costs and estimated earnings in excess of billings on uncompleted contracts	3,041,330	2,499,940
Inventory	2,934,912	2,260,082
Prepaid expenses and other current assets	1,230,011	732,043
Deferred tax assets	48,000	54,000
Total current assets	46,866,810	43,665,440

PROPERTY AND EQUIPMENT, net	5,384,097	5,488,920

OTHER INTANGIBLE ASSETS, net	1,544,188	1,683,349

GOODWILL	20,494,573	20,469,608

DEFERRED TAX ASSETS	144,000	111,000

OTHER ASSETS	273,653	273,353

Total assets	$74,707,321	$71,691,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND SHAREHOLDERS' EQUITY	July 31,	April 30,
	2007	2007
	(Unaudited)	(Note 1)
CURRENT LIABILITIES:

Current portion of loans payable	$2,601,940	$2,598,872
Accounts payable and accrued expenses	8,461,248	6,802,110
Billings in excess of costs and estimated earnings on uncompleted contracts	1,392,662	2,272,688
Deferred revenue	695,834	504,458
Due to shareholders	653,000	707,000
Income taxes payable	982,456	433,361
Deferred tax liabilities	26,000	27,000
Total current liabilities	14,813,140	13,345,489

Borrowings under line of credit	4,454,217	4,454,217
Loans payable, net of current portion	242,331	284,016
Deferred tax liabilities	827,000	722,000
Total liabilities	20,336,688	18,805,722

Minority interest in subsidiary	1,357,613	1,353,965
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued	-	-

Common stock - $0.0001 par value, 75,000,000 shares authorized, 6,985,422 and 6,971,698 shares issued and outstanding at July 31, 2007 and April 30, 2007, respectively	698	696
Additional paid-in capital	48,045,815	47,901,160
Retained earnings	4,903,830	3,631,215
Accumulated other comprehensive income (loss) on foreign currency translation	62,677	(1,088)

Total shareholders' equity	53,013,020	51,531,983

Total liabilities and shareholders' equity	$74,707,321	$71,691,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	July 31,
	2007	2006

REVENUE	$21,816,006	$16,436,278

COSTS AND EXPENSES:
Cost of revenue	15,187,752	11,691,468
Selling, general and administrative expenses	4,059,256	3,096,322
Depreciation and amortization	529,587	233,649

Total costs and expenses	19,776,595	15,021,439

OPERATING INCOME	2,039,411	1,414,839

OTHER EXPENSE (INCOME):
Interest expense	122,582	79,934
Interest income	(214,512)	(100,535)
Minority interest	3,648	-

INCOME BEFORE INCOME TAX PROVISION	2,127,693	1,435,440

Income tax provision	855,078	521,013

NET INCOME	$1,272,615	$914,427

Basic net income per common share	$0.18	$0.17

Diluted net income per common share	$0.16	$0.16

Basic weighted average number of common shares outstanding	6,973,659	5,316,482

Diluted weighted average number of common shares outstanding	8,050,686	5,668,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JULY 31, 2007

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Compre- hensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity

BALANCE, May 1, 2007	-	$-	6,971,698	$696	$47,901,160	$3,631,215	$(1,088)	$51,531,983

Net issuance of common stock, acquisition of TAGS	-	-	6,808	1	79,999	-	-	80,000

Fair value of stock options granted to employees	-	-	-	-	10,941	-	-	10,941

Net proceeds from exercise of stock options	-	-	6,916	1	42,412	-	-	42,413

Equity issuance costs	-	-	-	-	(697)	-	-	(697)

Excess tax benefit from exercise of stock options	-	-	-	-	12,000	-	-	12,000

Accumulated other comprehensive income	-	-	-	-	-	-	63,765	63,765

Net income	-	-	-	-	-	1,272,615	-	1,272,615

BALANCE, JULY 31, 2007	-	-	6,985,422	$698	$48,045,815	$4,903,830	$62,677	$53,013,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	July 31,
	2007	2006

OPERATING ACTIVITIES :
Net income	$1,272,615	$914,427
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	529,587	233,649
Fair value of stock options granted to employees	10,941	7,882
Recovery of doubtful accounts	-	(6,000)
Amortization of debt issuance costs	-	13,148
Excess tax benefit from exercise of stock options	(12,000)	-
Minority interest	3,648	-
Gain on sale of fixed assets	(1,067)	-
Deferred income taxes	34,000	(24,000)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(965,818)	(1,164,817)
Costs and estimated earnings in excess of billings on uncompleted contracts	(541,390)	(603,295)
Inventory	(663,378)	(13,368)
Prepaid expenses and other current assets	(443,175)	(333,097)
Other assets	(300)	(503,704)
Accounts payable and accrued expenses	1,670,088	35,553
Billings in excess of costs and estimated earnings on uncompleted contracts	(880,026)	452,227
Deferred revenue	191,376	318,910
Income taxes payable	556,928	174,400
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	762,029	(498,085)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Three Months Ended
INVESTING ACTIVITIES:	July 31,
	2007	2006

Acquisition of property and equipment, net	(226,717)	(230,104)
Acquisition of NECS, net of cash received	(3,534)	(4,264,059)
Acquisition of SECS, net of cash received	(3,441)	(1,439,055)
Acquisition of Voacolo, net of cash received	(3,500)	-
NET CASH USED IN INVESTING ACTIVITIES	(237,192)	(5,933,218)

FINANCING ACTIVITIES:
Net proceeds from exercise of warrants	-	197,875
Net proceeds from exercise of stock options	42,413	-
Excess tax benefit from exercise of stock options	12,000	-
Equity issuance costs	(697)	-
Borrowings under lines of credit, net	-	1,437,446
Repayments of loans payable	(69,135)	(279,226)
Payments of amounts due to shareholders	(54,000)	(65,000)
Payments of capital lease obligations	-	(3,143)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(69,419)	1,287,952

Effect of exchange rate changes on cash	4,953	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	460,371	(5,143,351)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	21,558,739	12,279,646
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$22,019,110	$7,136,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q of Article 10 of Regulation S-X and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2007 included in the Company’s Annual Report on Form 10-K.  The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Operating results for the three month period ended July 31, 2007 is not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2008. Certain reclassifications have been made to prior period financial statements to conform to the current presentation. The amounts for the April 30, 2007 balance sheet have been extracted from the audited consolidated financial statements included in Form 10-K for the year ended April 30, 2007.

The accompanying consolidated financial statements include the accounts of WPCS International Incorporated ("WPCS") and its wholly owned subsidiaries, WPCS Incorporated , Invisinet, Inc. ("Invisinet"), Walker Comm, Inc. ("Walker"), Clayborn Contracting Group, Inc. ("Clayborn"), Heinz Corporation ("Heinz"), Quality Communications & Alarm Company, Inc. ("Quality"), New England Communications Systems, Inc. ("NECS") from June 1, 2006 (date of acquisition), Southeastern Communication Services, Inc. ("SECS") from July 19, 2006 (date of acquisition), Voacolo Electric Incorporated ("Voacolo") from March 30, 2007 (date of acquisition), and Taian AGS Pipeline Construction Co., Ltd. ("TAGS") from April 5, 2007 (date of acquisition), collectively the "Company".

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements follows (additional policies are set forth in the Company’s Annual Report on Form 10-K):

Principles of Consolidation

All significant intercompany transactions and balances have been eliminated in these consolidated financial statements.

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are no longer amortized but are assessed for impairment on at least an annual basis. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

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

Changes in goodwill during the three months ended July 31, 2007:

Beginning balance, May 1, 2007	$20,469,608

NECS acquisition purchase price adjustment	3,534
SECS acquisition purchase price adjustment	21,117
Voacolo acquisition purchase price adjustment	314

Ending balance, July 31, 2007	$20,494,573

Other intangible assets consist of the following at July 31, 2007 and April 30, 2007:

	Estimated useful life (years)	July 31, 2007	April 30, 2007

Customer lists	5 - 8	$2,607,000	$2,607,000
Contract backlog	1-3	325,200	325,200
		2,932,200	2,932,200
Less accumulated amortization expense		1,388,012	1,248,851
		$1,544,188	$1,683,349

Amortization expense for other intangible assets for the three months ended July 31, 2007 and 2006 was approximately $139,159 and $78,083, respectively.

There are no expected residual values related to these intangible assets.

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

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting of Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible.

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FAS No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in income taxes  subject to significant and varied interpretations, that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. The adoption of FIN 48 on May 1, 2007 had no impact on the Company’s financial position, results of operations, cash flows or financial statements disclosures.

Earning Per Common Share

Earnings per common share is computed pursuant to SFAS No. 128, Earnings Per Share ("EPS"). Basic income per common share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock options and warrants.  The table below presents the computation of basic and diluted earnings per share for the three months ended July 31, 2007 and 2006, respectively:

Basic earnings per share computation	Three Months Ended
	July 31,
Numerator:	2007	2006

Net Earnings	$1,272,615	$914,427

Denominator:

Basic weighted average shares outstanding	6,973,659	5,316,482

Basic earnings per share	$0.18	$0.17

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Diluted earnings per share computation	Three Months Ended
	July 31,
Numerator:	2007	2006

Net Earnings	$1,272,615	$914,427

Denominator:

Basic weighted average shares outstanding	6,973,659	5,316,482

Incremental shares from assumed conversion:

Conversion of stock options	234,982	134,702

Conversion of common stock warrants	842,045	217,058

Diluted weighted average shares	8,050,686	5,668,242

Diluted earnings per share	$0.16	$0.16

For the three months ended July 31, 2007 and 2006, 51,670 and 134,982 stock options and 0 and 275,970 common stock warrants were excluded from the computation of the diluted earnings per share, respectively. These potentially dilutive securities were excluded because the stock option and warrant exercise prices exceeded the average market price of the common stock and, therefore, the effects would be antidilutive.

Other Comprehensive Income:

Other comprehensive income for the three months ended July 31, 2007 consists of the following:

Net income	$1,272,615
Other comprehensive income – foreign currency translation adjustments	63,765
Comprehensive income	$1,336,380

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

Recently Issued Accounting Pronouncements

On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact, if any, of the adoption of SFAS 157 on the Company’s consolidated financial position, results of operations and cash flows or financial statement disclosures.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a “rollover” method, which focuses primarily on the income statement impact of misstatements, and the “iron curtain” method, which focuses primarily on the balance sheet impact of misstatements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative factors, a misstatement is determined to be material. The application of the provisions of SAB 108 did not have a material effect on the Company’s consolidated financial position, results of operations and cash flows or financial statement disclosures.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2007, the FASB issued SFAS No. 159,  The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact SFAS 159 may have on our results of operations or financial position.

NOTE 3 - ACQUISITIONS

In accordance with SFAS No. 141, Business Combinations, acquisitions are accounted for under the purchase method of accounting.  Under the purchase method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values.  Goodwill is recorded to the extent the purchase price consideration, including certain acquisition and closing costs, exceeds the fair value of the net identifiable assets acquired at the date of the acquisition.

NECS

Effective June 1, 2006, the Company acquired all of the issued and outstanding common stock of NECS.  The aggregate consideration paid by the Company to the NECS selling shareholders, including acquisition transaction costs of $73,309, was $4,740,551, of which $4,333,987 was paid at closing. Additional purchase price adjustments of $189,077 were paid in October 2006 to settle working capital adjustments.   In March 2007, aggregate additional consideration of $144,178 was paid to the NECS selling shareholders based on the earnout settlement for the calendar year ending December 31, 2006.  In connection with the acquisition, NECS entered into employment agreements with two of the shareholders, each for a period of two years and a consulting agreement with one of the shareholders for a period of seven years.

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

The purchase price allocation has been determined as follows:

Assets purchased:
Cash	$129,749
Accounts receivable	968,982
Inventory	348,579
Prepaid expenses	33,237
Fixed assets	244,740
Other assets	3,455
Customer list	570,000
Goodwill	3,383,645
5,682,387
Liabilities assumed:
Accounts payable	(611,862)
Accrued expenses	(199,681)
Deferred revenue	(94,802)
Capital lease obligations	(24,738)
Accrued property taxes	(10,753)
(941,836)
Purchase price	$4,740,551

SECS

Effective July 19, 2006, the Company acquired all of the issued and outstanding common stock of SECS. The aggregate consideration paid by the Company to the SECS selling shareholders, including acquisition transaction costs of $25,274, was $3,485,787, of which $1,620,000 was paid at closing, and the Company issued 200,288 shares of common stock valued at approximately $1,400,000. Additional purchase price adjustments of $440,513 were paid in November 2006, to settle working capital adjustments. The Company filed a registration statement with the SEC on August 14, 2006 to register the shares of common stock issued to the former SECS shareholders, which was declared effective by the SEC on August 24, 2006. In connection with the acquisition, SECS entered into employment agreements and a consulting agreement with certain officers or former officers of SECS.

The acquisition of SECS provides the Company with additional project engineering expertise for wireless infrastructure services, broadens the Company’s customer base of corporate, government and educational clients, including the National Oceanic and Atmospheric Administration ("NOAA"), Verizon, BellSouth, Comcast, Time Warner, University of Florida and Puerto Rico Telephone, and expands the Company’s geographic presence in the Southeastern United States.

A valuation of certain assets was completed, including property and equipment, list of major customers, and the Company internally determined the fair value of other assets and liabilities.  In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approach.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The purchase price allocation has been determined as follows:

Assets purchased:
Cash	$200,012
Accounts receivable	1,945,618
Inventory	97,096
Prepaid expenses	54,186
Costs in excess of billings	421,616
Fixed assets	273,980
Other assets	400
Backlog	60,000
Customer list	320,000
Goodwill	1,844,322
5,217,230
Liabilities assumed:
Accounts payable	(727,612)
Accrued expenses	(341,173)
Pension plan payable	(75,000)
Profit sharing	(40,056)
Notes payable	(378,103)
Billings in excess of costs	(169,499)
(1,731,443)
Purchase price	$3,485,787

Voacolo

On March 30, 2007, the Company acquired Voacolo. The aggregate consideration paid by the Company to the Voacolo selling shareholders, including acquisition transaction costs of $27,788, was $2,465,288 of which $1,187,500 was paid at closing, and the Company issued 113,534 shares of common stock valued at approximately $1,250,000. The purchase price is subject to adjustment for any excess or shortfall between the net tangible asset value of Voacolo as of the closing date and $1,200,000. In addition, the Company shall pay an additional $2,500,000 in cash or Company common stock if Voacolo’s earnings before interest and taxes for the period ending twelve months from March 30, 2007 shall equal or exceed $1,100,000. Voacolo was acquired pursuant to a Stock Purchase Agreement among WPCS International Incorporated, and the former Voacolo shareholders, dated and effective as of March 30, 2007 (the "Agreement"). In connection with the acquisition, Voacolo entered into employment agreements with the former Voacolo shareholders, each for a period of two years.

Voacolo is an electrical contractor in the Mid-Atlantic area that specializes in both high and low voltage applications structured cabling and voice/data/video solutions, as well as beginning to expand its operations particularly in wireless video surveillance. The company is headquartered in Trenton, New Jersey and has completed many major projects for commercial and government entities.

Based on the preliminary information currently available, the acquisition resulted in goodwill and other intangible assets of approximately $1,345,000. Upon completion of a final purchase price allocation, there may be an increase or decrease in the amount assigned to goodwill and a corresponding increase or decrease in tangible or other intangible assets.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The preliminary purchase price allocation has been determined as follows:
.

Assets purchased:
Cash	$584,094
Accounts receivable	2,119,362
Inventory	217,500
Prepaid expenses	101,974
Costs in excess of billings	215,143
Fixed assets	217,899
Backlog	200,200
Customer list	132,000
Goodwill	1,012,907
4,801,079
Liabilities assumed:
Accounts payable	(732,252)
Accrued expenses	(90,120)
Payroll and other payable	(80,672)
Deferred income tax payable	(43,000)
Loan payable	(602,984)
Notes payable	(100,436)
Billings in excess of costs	(686,327)
(2,335,791)
Purchase price	$2,465,288

TAGS

On April 5, 2007, the Company acquired a 60% Equity Interest and a 60% Profit Interest ( together the "Interest") in TAGS, a joint venture enterprise in the City of Taian, Shandong province, the People's Republic of China from American Gas Services, Inc. ("AGS") and American Gas Services, Inc. Consultants ("AGS Consultants"), respectively. The aggregate consideration paid by the Company to AGS and AGS Consultants, including acquisition transaction costs of $182,816, was $1,782,816 of which $800,000 was paid in cash, and the Company issued 68,085 shares of common stock valued at approximately $800,000, which includes the issuance of the additional 6,808 shares of common stock related to the settlement of the net tangible asset value contingent consideration.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The preliminary purchase price allocation has been determined as follows:

Assets purchased:
Cash	$141,564
Accounts receivable	1,725,360
Inventory	621,725
Other current assets	399,664
Fixed assets	3,415,035
6,303,348
Liabilities assumed:
Accounts payable	(72,710)
Accrued expenses and other payable	(714,126)
Payroll and other payable	(171,463)
Dividends payable	(252,724)
Income tax payable	(235,279)
Notes payable	(1,681,846)
Deferred Revenue	(61,519)
Minority Interest	(1,330,865)
(4,520,532)
Purchase price	$1,782,816

 Pro forma Information

The following unaudited pro forma financial information presents the combined results of operations of the Company, NECS, SECS, Voacolo and TAGS for the three months ended July 31, 2006 as if the acquisitions had occurred at May 1, 2006, including the issuance of the Company’s common stock as consideration for the acquisitions of SECS, Voacolo, and TAGS. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, NECS, SECS, Voacolo and TAGS been a single entity during this period.

Consolidated Pro Forma Three months ended

July 31, 2006

Revenues	$21,560,551

Net income	1,461,518

Basic weighted shares	5,676,472
Diluted weighted shares	6,028,231

Basic net income per share	$0.26
Diluted net income per share	$0.24

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Costs and estimated earnings on uncompleted contracts consist of the following at July 31, 2007 and April 30, 2007:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	July 31, 2007	April 30, 2007
Costs incurred on uncompleted contracts	$36,387,533	$39,431,006
Estimated contract profit	10,895,797	12,513,277
	47,283,330	51,944,283
Less: billings to date	45,634,662	51,717,031
Net excess of costs	$1,648,668	$227,252

Costs and estimated earnings in excess of billings	$3,041,330	$2,499,940
Billings in excess of costs and estimated earnings
on uncompleted contracts	(1,392,662)	(2,272,688)
Net excess of costs	$1,648,668	$227,252

NOTE 5 – LONG-TERM DEBT

Line of Credit

On April 10, 2007, the Company entered into a loan agreement with Bank of America, N.A. ("BOA"). The loan agreement (the "Loan Agreement"), provides for a revolving line of credit in an amount not to exceed $12,000,000, together with a letter of credit facility not to exceed $2,000,000. The Company and its subsidiaries also entered into security agreements with BOA, pursuant to which each entity granted a security interest to BOA in all of their assets.

The Loan Agreement contains customary covenants, including but not limited to (i) funded debt to tangible net worth, and (ii) minimum interest coverage ratio. The loan commitment shall expire on April 10, 2010. The Company may prepay the loan at any time.

Loans under  the  Loan  Agreement  bear  interest  at  a  rate  equal  to  BOA’s  prime rate, minus one percentage point. The Company has the option to elect to use the optional interest rate of LIBOR plus one hundred seventy-five basis points (5.52% LIBOR rate plus one and three quarters percent as of July 31, 2007).

The Company used the initial funds provided by the loan, in the gross amount of $4,454,217 to repay the existing credit agreement with Bank Leumi USA, which credit agreement was terminated in connection with the Loan Agreement.

Loans Payable

The Company’s long-term debt also consists of notes issued to the Company or assumed in acquisitions related to the purchase of property and equipment in the ordinary course of business. At July 31, 2007, loans payable totaled approximately $2,844,271 with interest rates ranging from 0% to 9.49%.

NOTE 6 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of Walker, the Company assumed a ten-year lease with a trust, of which, a certain officer of the Company is the trustee, for a building and land located in Fairfield, California, which is occupied by its Walker subsidiary.  For the three months ended July 31, 2007 and 2006, the rent paid for this lease was $24,117 and $22,000, respectively.

In connection with the acquisition of Clayborn, an additional $1,100,000 is due by September 30, 2007, payable in quarterly distributions to the Clayborn former shareholders, by payment of 50% of the quarterly post tax profits, as defined, of Clayborn and the payment of the remainder on that date. Through July 31, 2007, payments of $447,000 have been made to the former Clayborn shareholders and the total remaining due is $653,000.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the acquisition of SECS in fiscal 2007, the Company leases its Sarasota, Florida location from a trust, of which one of the former shareholders of SECS, is the trustee. For the three months ended July 31, 2007, the rent paid for this lease was $12,840.

In connection with the acquisition of Voacolo in fiscal 2007, the Company leases its Trenton, New Jersey location from Voacolo Properties LLC, of which the former shareholders of Voacolo, are the members. For the three months ended July 31, 2007, the rent paid for this lease was $13,500.

NOTE 7 – STOCK-BASED COMPENSATION

In September 2006, the Company adopted the 2007 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2007 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  At July 31, 2007, there were no stock options granted under this plan.

In September 2005, the Company adopted the 2006 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2006 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  These shares were registered under Form S-8. Under the terms of the 2006 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant.  These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At July 31, 2007, options to purchase 327,826 shares were outstanding at exercise prices ranging from $6.14 to $12.10. At July 31, 2007, there were 598 options available for grant under the 2006 Incentive Stock Plan.

In March 2003, the Company established a stock option plan pursuant to which options to acquire a maximum of 416,667 shares of the Company's common stock were reserved for grant (the "2002 Plan"). These shares were registered under Form S-8. Under the terms of the 2002 Plan, the options are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At July 31, 2007, options to purchase 233,642 shares were outstanding at exercise prices ranging from $4.80 to $19.92. At July 31, 2007, there were 43,423 shares available for grant under the 2002 Plan.

In accordance with SFAS 123(R) (revised December 2004), Share-Based Payment, an amendment of SFAS 123, Accounting for Stock-Based Compensation, the Company recognizes stock-based employee compensation expense. The Company recorded stock-based compensation of $10,941 for the three months ended July 31, 2007, compared to $7,882 for the three months ended July 31, 2006.

At July 31, 2007, the total compensation cost related to unvested stock options granted to employees under the Company’s stock option plans but not yet recognized was approximately $93,000 and is expected to be recognized over a weighted-average period of 2.1 years. For the three months ended July 31, 2007 and 2006, the weighted average fair value of stock options granted was $5.60 and $3.44, respectively.

The Company has elected to adopt the shortcut method provided in Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, for determining the initial pool of excess tax benefits available to absorb tax deficiencies related to stock-based compensation subsequent to the adoption of SFAS 123R. The shortcut method includes simplified procedures for establishing the beginning balance of the pool of excess tax benefits (the APIC Tax Pool) and for determining the subsequent effect on the APIC Tax Pool and the Company’s Consolidated Statements of Cash Flows of the tax effects of share-based compensation awards.   SFAS 123R requires that excess tax benefits related to share-based compensation be reflected as financing cash inflows.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. Compensation cost is then recognized on a straight-line basis over the vesting or service period and is net of estimated forfeitures.  The following assumptions were used to compute the fair value of stock options granted during the three months ended July 31, 2007 and 2006, respectively:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	July 31,
	2007	2006

Risk-free interest rate	4.74%	4.73% to 4.96%
Expected volatility	58.30%	61.0% to 62.4%
Expected dividend yield	0.00%	0.00%
Expected term ( in years)	3.5	3.5

The risk-free rate is based on the rate of U.S Treasury zero-coupon issues with a remaining term equal to the expected term of the option grants.  Expected volatility is based on the historical volatility of the Company’s common stock using the weekly closing price of the Company’s common stock, pursuant to SEC Staff Accounting Bulletin No. 107 ("SAB 107"). The expected dividend yield is zero based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was calculated using the simplified method pursuant to SAB 107.

The following table summarizes stock option activity for the three months ended July 31, 2007, during which there were 6,916 options exercised under the Company’s stock option plans:

	2002 Plan				2006 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2007	233,575	$8.43			327,259	$6.22

Granted	3,500	$12.10			6,000	$12.10
Exercised	(1,583)	$5.06			(5,333)	$6.65
Forfeited/Expired	(1,850)	$9.65			(100)	$7.04

Outstanding, July 31, 2007	233,642	$8.50	1.9	$975,570	327,826	$6.32	3.3	$2,026,577

Vested and expected to vest, July 31,2007	232,135	$8.50	1.9	$970,422	325,527	$6.29	3.3	$2,020,485

Exercisable, July 31,2007	220,859	$8.51	1.8	$923,465	310,807	$6.14	3.2	$1,975,338

NOTE 8 - SEGMENT REPORTING

The Company's reportable segments are determined and reviewed by management based upon the nature of the services, the external customers and customer industries and the sales and distribution methods used to market the products. The Company has two reportable segments: wireless infrastructure services and specialty communication systems.  Management evaluates performance based upon income (loss) before income taxes. Corporate includes corporate salaries and external professional fees, such as accounting, legal and investor relations costs. Corporate assets primarily include cash and prepaid expenses.  Segment results for the three months ended July 31, 2007 and 2006 are as follows:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of and for three months ended July 31, 2007

		Wireless	Specialty
	Corporate	Infrastructure	Communication	Total

Revenue	$-	$3,503,171	$18,312,835	$21,816,006

Depreciation and amortization	$10,625	$68,496	$450,466	$529,587

Income (loss) before income taxes	$(729,921)	$529,939	$2,327,675	$2,127,693

Goodwill	$-	$4,340,188	$16,154,385	$20,494,573

Total assets	$13,604,414	$10,827,167	$50,275,740	$74,707,321

	As of and for three months ended July 31, 2006

		Wireless	Specialty
	Corporate	Infrastructure	Communication	Total

Revenue	$-	$2,685,120	$13,751,158	$16,436,278

Depreciation and amortization	$14,412	$34,229	$185,008	$233,649

Income (loss) before income taxes	$(620,377)	$325,999	$1,729,818	$1,435,440

Goodwill	$-	$3,987,656	$15,089,662	$19,077,318

Total assets	$4,622,568	$10,459,042	$35,882,844	$50,964,454

As of and for the three months ended July 31, 2007, the specialty communication systems segment includes approximately $549,000 in revenue and $1,808,000 of net assets held in China related to the Company’s 60% Interest in TAGS.

NOTE 9 – SUBSEQUENT EVENTS

On August 1, 2007, the Company acquired Major Electric, Inc., a Washington corporation ("Major"). The purchase price was $3,000,000 in cash, subject to adjustment, and 80,000 shares of common stock of the Company having a value of $1,000,000. In addition, the Company shall pay an additional $2,750,000 in cash or Company common stock if Major’s earnings before interest and taxes for the year ending December 31, 2007 shall equal or exceed $1,500,000. Major was acquired pursuant to a Stock Purchase Agreement among the Company and the former Major shareholders, dated and effective as of August 1, 2007. In connection with the acquisition, Major entered into employment agreements with the former president and vice president, for a period of one and two years, respectively.Major is a wireless and electrical contractor specializing in direct digital controls, security, wireless SCADA applications and wireless infrastructure services, and has completed major projects for many commercial entities.

On August 2, 2007, the Company acquired Max Engineering LLC, a Texas limited liability company ("Max"). The purchase price was $600,000 in cash, subject to adjustment, and 17,007 shares of common stock of the Company having a value of $200,000. In addition, the Company shall pay an additional: (i) $350,000 in cash or Company common stock if Max’s earnings before interest and taxes for the twelve months period ending August 1, 2008 shall equal or exceed $275,000; and (ii) $375,000 in cash or Company common stock if Max’s earnings before interest and taxes for the twelve months period ending August 1, 2009 shall equal or exceed $375,000. Max was acquired pursuant to a Membership Interest Purchase Agreement among the Company and the former Max members, dated and effective as of August 2, 2007. In connection with the acquisition, Max entered into employment agreements with the former members, each for a period of two years.Max is an engineering firm that specializes in the design of specialty communication systems and wireless infrastructure for the telecommunications, oil, gas and wind energy markets.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 12, 2007, the Company announced that it has signed a letter of intent to acquire 100% of Empire Electric, Inc. ("Empire") for $2,000,000 in cash at closing.  In addition, the Company shall pay up to an additional $1,000,000 in cash or Company common stock if Empire’s earnings before interest and taxes for the twelve month period ending October 31, 2007 shall equal or exceed $850,000.  Founded in 1970, Empire is an electrical contractor headquartered in Sacramento, California, specializing in low voltage applications and has completed many major projects for healthcare and government customers.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
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

In general wireless connectivity, we design and deploy networks that allow entities to reduce their dependence on high cost leased land lines. We have the engineering expertise to utilize any facet of wireless technology or a combination of various wireless technologies to engineer a cost effective network for a customer’s wireless communication requirement.   In addition, the design and deployment of a specialty communication system is a comprehensive effort that requires an in-depth knowledge of radio frequency engineering so that the wireless network is free from interference with other signals and amplified sufficiently to carry data, voice or video with speed and accuracy. For the three months ended July 31, 2007, specialty communication systems represented approximately 84% of our total revenue.

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

Major wireless carriers have come to depend on our experience in providing engineering and support services that keep their networks technologically advanced and consistently operational. We have extensive experience in the installation, testing and commissioning of base station equipment. We provide complete services including testing, equipment modification, reconfiguration, structured cabling and relocating equipment at the cell site. In addition, WPCS also performs network modifications, antenna sectorization, electrical work and maintenance. For the three months ended July 31, 2007, wireless infrastructure services represented approximately 16% of our total revenue.

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition:

•
For the three months ended July 31, 2007, the specialty communication systems segment represented approximately 84% of total revenue, and the wireless infrastructure services segment represented approximately 16%. This revenue mix  remains consistent with our historical performance, in which over 80% of our revenue is derived from specialty communication systems.

•
As we continue to search for acquisitions, our primary goal is to identify companies which are performing well financially, that expand our customer base and are compatible with the services that we perform in the specialty communication systems segment. This trend could lead to a further shift in our revenue composition towards the specialty communication systems segment. We believe that the strength of our experience in the design and deployment of specialty communication systems gives us a competitive advantage.

•
With regard to our acquisition strategy, we are also focused on expanding in the international sector with an emphasis on China and surrounding Pacific Rim countries.  This trend could lead to a change of revenue composition in which as much as 50% of our revenue could be generated from international sales within the next three years.

•
We also seek to achieve organic growth in our existing business by maximizing the value of our existing customer base, maintaining and expanding our focus in vertical markets and developing our relationships with technology providers.

•
We believe that the wireless market continues to display strong growth and the demand for our engineering services remains favorable domestically and in China, particularly in public safety and healthcare.   We believe that the emergence of next-generation wireless networks and new wireless devices will create additional opportunities for us to design and deploy wireless solutions. Also, we continue to identify new vertical sectors for wireless technology such as alternative energy.

•
We believe that our two most important economic indicators for measuring our future revenue producing capacity is our backlog and bid list.  At July 31, 2007, our backlog of unfilled orders was approximately $31.1 million and our bid list, which is represents active project bids that we are we awaiting award from the client, was approximately $95.6 million.

•
We believe that the wireless carriers will continue to make expenditures to build and upgrade their networks, increase existing capacity, upgrade their networks with new technologies and maintain their existing infrastructure. In response to this trend, we will continue to provide network deployment services that address wireless carrier needs.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended July 31, 2007 Compared to the Three Months Ended July 31, 2006

The accompanying consolidated financial statements include the accounts of WPCS International Incorporated (WPCS) and its wholly owned subsidiaries, WPCS Incorporated , Invisinet Inc. (Invisinet), Walker Comm, Inc. (Walker), Clayborn Contracting Group, Inc. (Clayborn), Heinz Corporation (Heinz), Quality Communications & Alarm Company, Inc. (Quality), New England Communications Systems, Inc. (NECS) from June 1, 2006 (date of acquisition), Southeastern Communication Services, Inc. (SECS) from July 19, 2006 ( date of acquisition), Voacolo Electric Incorporated (Voacolo) from March 30, 2007 ( date of acquisition), and Taian AGS Pipeline Construction Co. Ltd (TAGS) from April 5, 2007 ( date of acquisition), collectively the "Company". Consolidated results for the three months ended July 31, 2007 and 2006 were as follows.

	THREE MONTHS ENDED
	JULY 31,
	2007		2006

REVENUE	$21,816,006	100.0%	$16,436,278	100.0%

COSTS AND EXPENSES:
Cost of revenue	15,187,752	69.6%	11,691,468	71.1%
Selling, general and administrative expenses	4,059,256	18.6%	3,096,322	18.9%
Depreciation and amortization	529,587	2.4%	233,649	1.4%

Total costs and expenses	19,776,595	90.6%	15,021,439	91.4%

OPERATING INCOME	2,039,411	9.4%	1,414,839	8.6%

OTHER EXPENSE (INCOME):
Interest expense	122,582	0.6%	79,934	0.5%
Interest income	(214,512)	(1.0%)	(100,535)	(0.6%)
Minority interest	3,648	0.0%	-	0.0%

INCOME BEFORE INCOME TAX PROVISION	2,127,693	9.8%	1,435,440	8.7%

Income tax provision	855,078	3.9%	521,013	3.2%

NET INCOME	$1,272,615	5.9%	$914,427	5.5%

Revenue

Revenue for the three months ended July 31, 2007 was approximately $21,816,000, as compared to approximately $16,436,000 for the three months ended July 31, 2006. The increase in revenue for the period was primarily attributable to the acquisitions of NECS on June 1, 2006, SECS on July 19, 2006, Voacolo on March 30, 2007, TAGS on April 5, 2007 and secondarily from organic growth. For the three months ended July 31, 2007, there were no customers who comprised more than 10% of total revenue.  For the three months ended July 31, 2006, we had two separate customers that comprised 18.8% and 16.3% of total revenue.

Total revenue from the specialty communication segment for the three months ended July 31, 2007 and 2006 was approximately $18,313,000 or 83.9% and $13,751,000 or 83.7% of total revenue, respectively.  The increase in revenue was primarily attributable to the acquisitions of NECS, Voacolo and TAGS. Wireless infrastructure segment revenue for the three months ended July 31, 2007 and 2006 was approximately $3,503,000 or 16.1% and $2,685,000 or 16.3% of total revenue, respectively.  The increase in revenue was primarily attributable to the acquisition of SECS.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs.  Our cost of revenue was approximately $15,188,000 or 69.6% of revenue for the three months ended July 31, 2007, compared to $11,691,000 or 71.1% for the same period of the prior year.  The dollar increase in our total cost of revenue is due to the corresponding increase in revenue during the three months ended July 31, 2007 as a result of the acquisition of NECS, SECS, Voacolo, TAGS and from organic growth.  The decrease in cost of revenue as a percentage of revenue is due primarily to the revenue mix attributable to revenue from Walker, Clayborn, Heinz, Quality and the acquisitions of NECS, SECS, Voacolo and TAGS.

The specialty communication segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended July 31, 2007 and 2006 was approximately $12,973,000 and 70.8% and $9,691,000 and 70.5%, respectively.  As discussed above, the dollar and percentage increase in our total cost of revenue is due primarily to the corresponding increase in revenue during the three months ended July 31, 2007 as a result of the acquisition of NECS, Voacolo and TAGS and secondarily from organic growth.

Wireless infrastructure segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended July 31, 2007 and 2006 was approximately $2,214,000 and 63.2% and $2,000,000 and 74.5%, respectively.  The dollar increase in our total cost of revenue is due to the corresponding increase in revenue during the three months ended July 31, 2007 as a result of the acquisition of SECS.  The decrease in cost of revenue as a percentage of revenue is due primarily to the completion of a specific project at greater than normal gross margins during the three months ended July 31, 2007.  We expect future wireless infrastructure gross margins to remain at previous historical levels.

Selling, General and Administrative Expenses

For the three months ended July 31, 2007, total selling, general and administrative expenses were approximately $4,059,000, or 18.6% of total revenue compared to $3,096,000, or 18.9% of revenue for the same period of the prior year. Included in selling, general and administrative expenses for the three months ended July 31, 2007 are $2,650,000 for salaries, commissions, payroll taxes and other employee benefits. The increase in salaries and payroll taxes compared to the same period of the prior year (see below) is due to the increase in headcount as a result of the acquisition of NECS, SECS, Voacolo and TAGS. Professional fees were $309,000, which include accounting, legal and investor relation fees. Insurance costs were $193,000 and rent for office facilities was $157,000.  Automobile and other travel expenses were $342,000 and telecommunication expenses were $94,000. Other selling, general and administrative expenses totaled $314, 000.  For the three months ended July 31, 2007, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were $2,626,000 and $705,000, respectively.

For the three months ended July 31, 2006, total selling, general and administrative expenses were approximately $3,096,000, or 18.9% of total revenue. Included in selling, general and administrative expenses for the three months ended July 31, 2006 are $1,870,000 for salaries, commissions, payroll taxes and other employee benefits. Professional fees were $338,000, which include accounting, legal and investor relation fees. Insurance costs were $181,000 and rent for office facilities was $126,000.  Automobile and other travel expenses were $222,000 and telecommunication expenses were $94,000. Other selling, general and administrative expenses totaled $265,000.  For the three months ended July 31, 2006, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were $2,144,000 and $325,000, respectively.

Depreciation and Amortization

For the three months ended July 31, 2007 and 2006, depreciation was approximately $390,000 and $156,000, respectively.  The increase in depreciation is due to the purchase of property and equipment and the acquisition of fixed assets from acquiring NECS, SECS, Voacolo and TAGS.  The amortization of customer lists and backlog for the three months ended July 31, 2007 was $139,000 as compared to $78,000 for the same period of the prior year.  The increase in amortization was due to the acquisition of customer lists from NECS, SECS and Voacolo and backlog from SECS and Voacolo. All customer lists are amortized over a period of five to eight years from the date of their acquisitions. Backlog is amortized over a period of one to three years from the date of acquisition based on the expected completion period of the related contracts.

Interest Expense and Interest Income

For the three months ended July 31, 2007 and 2006, interest expense was approximately $123,000 and $80,000, respectively. The increase in interest expense is due principally from borrowings on the revolving line of credit under the credit agreement entered into on April 10, 2007.

           For the three months ended July 31, 2007 and 2006, interest income was approximately $215,000 and $101,000, respectively. The increase in interest earned is due principally to the increase in our cash and cash equivalent balance over the same period in the prior year.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income

The net income was approximately $1,273,000 for the three months ended July 31, 2007. Net income was net of federal and state income tax expense of approximately $855,000.

The net income was approximately $914,000 for the three months ended July 31, 2006. Net income was net of federal and state income tax expense of approximately $521,000.

Liquidity and Capital Resources

At July 31, 2007, we had working capital of approximately $32,054,000, which consisted of current assets of approximately $46,867,000 and current liabilities of $14,813,000.

Operating activities provided approximately $762,000 in cash for the three months ended July 31, 2007. The sources of cash from operating activities total approximately $4,256,000, comprised of $1,273,000 in net income, $565,000 in net non-cash charges, a $1,670,000 increase in accounts payable and accrued expenses, a $191,000 increase in deferred revenue and a $557,000 increase in income taxes payable. The uses of cash from operating activities total approximately $3,494,000, comprised of a $541,000 increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $966,000 increase in accounts receivable, a $444,000 increase in prepaid expenses and other assets, a $663,000 increase in inventory, and a $880,000 decrease in billings in excess of costs and estimated earnings on uncompleted contracts payable.

Our investing activities utilized approximately $237,000 in cash during the three months ended July 31, 2007, which consisted of $227,000 paid for property and equipment and $10,000 paid for the acquisitions of NECS, SECS, and Voacolo.

Our financing activities used cash of approximately $69,000 during the three months ended July 31, 2007.  Financing activities include net proceeds from the exercise of stock options of $42,000, and a $12,000 tax benefit from the exercise of stock options, offset by $69,000 of  loan payments and $54,000 to pay amounts due to shareholders.

Our capital requirements depend on numerous factors, including the market for our services, the resources we devote to developing, marketing, selling and supporting our business, the timing and extent of establishing additional markets and other factors.

On April 10, 2007, we entered into a loan agreement with Bank of America, N.A. (BOA). The loan agreement (the Loan Agreement), provides for a revolving line of credit in an amount not to exceed $12,000,000, together with a letter of credit facility not to exceed $2,000,000. We and our subsidiaries also entered into security agreements with BOA, pursuant to which we granted a security interest to BOA in all of our assets.   The Loan Agreement contains customary covenants, including but not limited to (i) funded debt to tangible net worth, and (ii) minimum interest coverage ratio. The loan commitment shall expire on April 10, 2010, and we may prepay the loan at any time.  Loans under the Loan Agreement bear interest at a rate equal to BOA’s prime rate, minus one percentage point, or we have the option to elect to use the optional interest rate of LIBOR plus one hundred seventy-five basis points (5.52% LIBOR rate plus one and three quarters percent as of July 31, 2007).   We used the initial funds provided by the loan, in the gross amount of $4,454,217 to repay the existing credit agreement with Bank Leumi USA, which credit agreement was terminated in connection with the Loan Agreement.

At July 31, 2007, we had cash and cash equivalents of approximately $22,019,000 and working capital of approximately $32,054,000. With the funds available from the recently obtained revolving credit line and internally available funds, we believe that we have sufficient capital to meet our needs through April 30, 2008. Our future operating results may be affected by a number of factors including our success in bidding on future contracts and our continued ability to manage controllable costs effectively. To the extent we grow by future acquisitions that involve consideration other than stock, our cash requirements may increase.

Effective March 30, 2007, we acquired Voacolo. The aggregate consideration we paid to the Voacolo selling shareholders, including acquisition transaction costs of $27,788, was $2,465,288 of which $1,187,500 was paid at closing, and we issued 113,534 shares of common stock valued at approximately $1,250,000. The purchase price is subject to adjustment for any excess or shortfall between the net tangible asset value of Voacolo as of the closing date and $1,200,000. In addition, we agreed to pay an additional $2,500,000 in cash or our common stock if Voacolo’s earnings before interest and taxes for the period ending twelve months from March 30, 2007 shall equal or exceed $1,100,000. Voacolo is an electrical contractor in the Mid-Atlantic area that specializes in both high and low voltage applications structured cabling and voice/data/video solutions, as well as beginning to expand its operations particularly in wireless video surveillance. The company is headquartered in Trenton, New Jersey and has completed many major projects for commercial and government entities.

Effective April 5, 2007, we acquired a 60% Equity Interest and a 60% Profit Interest in TAGS, a joint venture enterprise in the City of Taian, Shandong province, the People's Republic of China from American Gas Services, Inc. (AGS) and American Gas Services, Inc. Consultants (AGS Consultants), respectively. The aggregate consideration paid by us to AGS and AGS Consultants, including acquisition transaction costs of $182,816, was $1,782,816 of which $800,000 was paid in cash, and we issued 68,085 shares of common stock valued at approximately $800,000, which includes the issuance of the additional 6,808 shares of our common stock related to the settlement of the net tangible asset value contingent consideration. Founded in 1997 and headquartered in the Province of Shandong, TAGS is a communications infrastructure engineering company serving the China market. TAGS is certified by the People's Republic of China as both a Construction Enterprise of Reform Development company and a Technically Advanced Construction Enterprise company for the Province of Shandong, which are two of the highest certifications achievable for engineering and construction based businesses in China. TAGS is also licensed in 17 other provinces and has completed projects for a diverse customer base of businesses and government institutions in over 30 cities in China.

On August 1, 2007, we acquired Major Electric, Inc., a Washington corporation (Major). The purchase price was $3,000,000 in cash, subject to adjustment, and 80,000 shares of our common stock having a value of $1,000,000. In addition, we shall pay an additional $2,750,000 in cash or our common stock if Major’s earnings before interest and taxes for the year ending December 31, 2007 shall equal or exceed $1,500,000. Major is a wireless and electrical contractor specializing in direct digital controls, security, wireless SCADA applications and wireless infrastructure services, and has completed major projects for many commercial entities.

On August 2, 2007, we acquired Max Engineering LLC, a Texas limited liability company (Max). The purchase price was $600,000 in cash, subject to adjustment, and 17,007 shares of our common stock having a value of $200,000. In addition, we shall pay an additional: (i) $350,000 in cash or our common stock if Max’s earnings before interest and taxes for the twelve months period ending August 1, 2008 shall equal or exceed $275,000; and (ii) $375,000 in cash or our common stock if Max’s earnings before interest and taxes for the twelve months period ending August 1, 2009 shall equal or exceed $375,000. Max is an engineering firm that specializes in the design of specialty communication systems and wireless infrastructure for the telecommunications, oil, gas and wind energy markets.

On September 12, 2007, we announced that we have signed a letter of intent to acquire 100% of Empire Electric, Inc. (Empire) for $2,000,000 in cash at closing.  In addition, we shall pay up to an additional $1,000,000 in cash or our common stock if Empire’s earnings before interest and taxes for the twelve month period ending October 31, 2007 shall equal or exceed $850,000.  Founded in 1970, Empire is an electrical contractor headquartered in Sacramento, California specializing in low voltage applications and has completed many major projects for healthcare and government customers.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Backlog

As of July 31, 2007, we had a backlog of unfilled orders of approximately $31.1 million compared to approximately $22.4 million at July 31, 2006. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our annual review for goodwill impairment for the fiscal years 2007 and 2006 found that no impairment existed. Our impairment review is based on comparing the fair value to the carrying value of the reporting units with goodwill. The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. Reporting units with goodwill include Heinz/Invisinet and SECS within our wireless infrastructure segment and Walker, Clayborn, Quality, NECS and Voacolo within our specialty communications segment. Our estimates are consistent with the plans and estimates that we are using to manage the underlying businesses. If we fail to deliver products and services for these business units, or market conditions for these businesses fail to improve, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our net equity and results of operations.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FAS No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 on May 1, 2007 had no impact on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

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

In September 2006, the SEC issued SAB No. 108 Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108), which is effective for fiscal years beginning after November 15, 2006 provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a “rollover” method, which focuses primarily on the income statement impact of misstatements, and the “iron curtain” method, which focuses primarily on the balance sheet impact of misstatements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative factors, a misstatement is determined to be material. The application of the provisions of SAB 108 did not have a material effect on our consolidated financial, position results of operations and cash flows or financial statement disclosures.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Interest Rate Risk

Interest rate risk represents the potential loss from adverse changes in market interest rates. We are subject to interest rate risk with respect to amounts borrowed under our credit facility because such amounts bear interest at a variable rate. The interest rate is equal to the BOA’s prime rate minus one percent, or LIBOR plus one and three-quarters (1.75%) percent, as we may request (5.52% LIBOR rate plus one and three-quarters percent as of July 31, 2007). At July 31, 2007, we had approximately $4,454,000 of indebtedness outstanding under our revolving credit facility. A 1.0% increase in interest rates on un-hedged variable rate borrowings of $4,454,000 at July 31, 2007 would result in additional interest expense of approximately $11,000 for three months ended July 31, 2007.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of July 31, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

PART II – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings or claims.

ITEM 1A.                      RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I,  “Risk Factors,” of the Company’s Annual Report on Form 10-K  for the year ended April 30, 2007, other than to update certain financial information as of and for the three months ended July 31, 2007 regarding the following risk factors.

Amounts included in our backlog may not result in actual revenue or translate into profits.

As of July 31, 2007, we had a backlog of unfilled orders of approximately $31.1 million. This backlog amount is based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. In addition, contracts included in our backlog may not be profitable. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience delays or cancellations in the future. If our backlog fails to materialize, we could experience a reduction in revenue, profitability and liquidity.

There may be an adverse effect on the market price of our shares as a result of shares being available for sale in the future.

As of July 31, 2007, holders of our outstanding options and warrants have the right to acquire 2,445,264 shares of common stock issuable upon the exercise of stock options and warrants, at exercise prices ranging from $4.80 to $19.92 per share, with a weighted average exercise price of $7.04. The sale or availability for sale in the market of the shares underlying these options and warrants could depress our stock price. We have registered substantially all of the underlying shares described above for resale. Holders of registered underlying shares may resell the shares immediately upon exercise of an option or warrant.

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

WPCS INTERNATIONAL INCORPORATED

Date: September 14, 2007	By:	/s/ JOSEPH HEATER
Joseph Heater
Chief Financial Officer