Form 10-Q
period 2007-10-31
WPCS INTERNATIONAL INC
filed 2007-12-17
CIK 1086745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended October 31, 2007
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

As of December 14, 2007, there were 7,105,104 shares of registrant’s common stock outstanding.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Condensed consolidated balance sheets at October 31, 2007 (unaudited) and April 30, 2007	3 – 4

		Condensed consolidated statements of income for the three and six months ended October 31, 2007 and 2006 (unaudited)	5

		Condensed consolidated statement of shareholders’ equity for the six months ended October 31, 2007 (unaudited)	6

		Condensed consolidated statements of cash flows for the six months ended October 31, 2007 and 2006 (unaudited)	7-8

		Notes to unaudited condensed consolidated financial statements	9 – 21

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-33

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	34

	ITEM 4.	Controls and Procedures	35

PART II.	OTHER INFORMATION

	ITEM 1	Legal proceedings	36
	ITEM 1A	Risk factors	36
	ITEM 2	Unregistered sales of equity securities and use of proceeds	36
	ITEM 3	Defaults upon senior securities	36
	ITEM 4	Submission of matters to a vote of security holders	37
	ITEM 5	Other information	37
	ITEM 6	Exhibits	37

	SIGNATURES		38

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
ASSETS	2007	2007
	(Unaudited)	(Note 1)
CURRENT ASSETS:

Cash and cash equivalents	$11,024,104	$21,558,739
Accounts receivable, net of allowance of $98,786 at October 31, 2007 and April 30, 2007	23,544,604	16,560,636
Costs and estimated earnings in excess of billings on uncompleted contracts	5,136,082	2,499,940
Inventory	3,390,568	2,260,082
Prepaid expenses and other current assets	1,343,722	732,043
Deferred tax assets	35,000	27,000
Total current assets	44,474,080	43,638,440

PROPERTY AND EQUIPMENT, net	6,308,336	5,488,920

OTHER INTANGIBLE ASSETS, net	2,096,281	1,683,349

GOODWILL	22,214,441	20,469,608

OTHER ASSETS	144,275	273,353

Total assets	$75,237,413	$71,553,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND SHAREHOLDERS' EQUITY	October 31,	April 30,
	2007	2007
	(Unaudited)	(Note 1)
CURRENT LIABILITIES:

Current portion of loans payable	$3,231,949	$2,598,872
Current portion of capital lease obligations	22,554	-
Accounts payable and accrued expenses	9,518,305	6,802,110
Billings in excess of costs and estimated earnings on uncompleted contracts	2,344,853	2,272,688
Deferred revenue	656,107	504,458
Due to shareholders	644,000	707,000
Income taxes payable	373,226	433,361
Total current liabilities	16,790,994	13,318,489

Borrowings under line of credit	-	4,454,217
Loans payable, net of current portion	171,706	284,016
Capital lease obligations, net of current portion	347,366	-
Deferred tax liabilities	730,000	611,000
Total liabilities	18,040,066	18,667,722

Minority interest in subsidiary	1,414,753	1,353,965
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued	-	-

Common stock - $0.0001 par value, 75,000,000 shares authorized, 7,084,344 and 6,971,698 shares issued and outstanding at October 31, 2007 and April 30, 2007, respectively	708	696
Additional paid-in capital	49,267,666	47,901,160
Retained earnings	6,405,343	3,631,215
Accumulated other comprehensive income (loss) on foreign currency translation	108,877	(1,088)

Total shareholders' equity	55,782,594	51,531,983

Total liabilities and shareholders' equity	$75,237,413	$71,553,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006

REVENUE	$28,105,044	$17,753,044	$49,921,050	$34,189,322

COSTS AND EXPENSES:
Cost of revenue	20,646,816	12,360,962	35,834,568	24,052,430
Selling, general and administrative expenses	4,518,881	3,239,738	8,578,137	6,336,060
Depreciation and amortization	468,615	337,242	998,202	570,891

Total costs and expenses	25,634,312	15,937,942	45,410,907	30,959,381

OPERATING INCOME	2,470,732	1,815,102	4,510,143	3,229,941

OTHER EXPENSE (INCOME):
Interest expense	185,636	134,502	308,218	214,436
Interest income	(140,663)	(74,214)	(355,175)	(174,752)
Minority interest	57,140	-	60,788	-

INCOME BEFORE INCOME TAX PROVISION	2,368,619	1,754,814	4,496,312	3,190,257

Income tax provision	867,106	690,167	1,722,184	1,211,180

NET INCOME	$1,501,513	$1,064,647	$2,774,128	$1,979,077

Basic net income per common share	$0.21	$0.19	$0.39	$0.37

Diluted net income per common share	$0.19	$0.18	$0.35	$0.34

Basic weighted average number of common shares outstanding	7,079,977	5,500,579	7,026,818	5,408,531

Diluted weighted average number of common shares outstanding	7,953,098	6,026,999	8,007,103	5,849,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED OCTOBER 31, 2007
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Compre- hensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity

BALANCE, May 1, 2007	-	$-	6,971,698	$696	$47,901,160	$3,631,215	$(1,088)	$51,531,983

Net issuance of common stock, acquisitions of
TAGS, Major and Max	-	-	103,815	11	1,279,989	-	-	1,280,000

Fair value of stock options granted to employees	-	-	-	-	24,435	-	-	24,435

Net proceeds from exercise of stock options	-	-	8,831	1	55,041	-	-	55,042

Equity issuance cost	-	-	-	-	(4,959)	-	-	(4,959)

Excess tax benefit from exercise of stock options	-	-	-	-	12,000	-	-	12,000

Accumulated other comprehensive income	-	-	-	-	-	-	109,965	109,965

Net income	-	-	-	-	-	$2,774,128	-	2,774,128

BALANCE, OCTOBER 31, 2007	-	$-	7,084,344	$708	$49,267,666	$6,405,343	$108,877	$55,782,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	October 31,
	2007	2006

OPERATING ACTIVITIES :
Net income	$2,774,128	$1,979,077
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	998,202	570,891
Fair value of stock options granted to employees	24,435	21,302
Recovery of doubtful accounts	-	(6,000)
Amortization of debt issuance costs	-	26,354
Excess tax benefit from exercise of stock options	(12,000)	-
Minority interest	60,788	-
Loss (gain) on sale of fixed assets	4,875	(13,876)
Deferred income taxes	68,000	(37,000)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,804,552)	1,416,610
Costs and estimated earnings in excess of billings on uncompleted contracts	(862,180)	(384,956)
Inventory	(947,733)	186,701
Prepaid expenses and other current assets	(429,078)	(317,868)
Other assets	139,883	(119,964)
Accounts payable and accrued expenses	1,619,596	(758,607)
Billings in excess of costs and estimated earnings on uncompleted contracts	(913,039)	759,370
Deferred revenue	151,597	291,177
Income taxes payable	(53,918)	88,600
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(180,996)	3,701,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(370,230)	(419,709)
Acquisition of NECS, net of cash received	(3,534)	(4,458,465)
Acquisition of SECS, net of cash received	57,451	(1,516,545)
Acquisition of Voacolo, net of cash received	(66,000)	-
Acquisition of Major, net of cash received	(3,091,777)	-
Acquisition of Max, net of cash received	(523,045)	-
NET CASH USED IN INVESTING ACTIVITIES	(3,997,135)	(6,394,719)

FINANCING ACTIVITIES:
Net proceeds from exercise of warrants	-	197,875
Net proceeds from exercise of stock options	55,042	114,911
Excess tax benefit from exercise of stock options	12,000	-
Equity issuance costs	(4,959)	(50,363)
(Repayments)/borrowings under lines of credit, net	(6,540,991)	1,437,446
Borrowings/(repayments) under loans payable, net	399,797	(288,454)
Payments of amounts due to shareholders	(238,420)	(109,000)
Payments of capital lease obligations	(45,009)	(10,514)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(6,362,540)	1,291,901

Effect of exchange rate changes on cash	6,036	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,534,635)	(1,401,007)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	21,558,739	12,279,646
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$11,024,104	$10,878,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q of Article 10 of Regulation S-X and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2007 included in the Company’s Annual Report on Form 10-K.  The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Operating results for the three and six month periods ended October 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2008. Certain reclassifications have been made to prior period financial statements to conform to the current presentation. The amounts for the April 30, 2007 balance sheet have been extracted from the audited consolidated financial statements included in Form 10-K for the year ended April 30, 2007.

The accompanying consolidated financial statements include the accounts of WPCS International Incorporated (WPCS) and its wholly owned subsidiaries, WPCS Incorporated , Invisinet, Inc. (Invisinet), Walker Comm, Inc. (Walker), Clayborn Contracting Group, Inc. (Clayborn), Heinz Corporation (Heinz), Quality Communications & Alarm Company, Inc. (Quality), New England Communications Systems, Inc. (NECS) from June 1, 2006 (date of acquisition), Southeastern Communication Services, Inc. (SECS) from July 19, 2006 (date of acquisition), Voacolo Electric Incorporated (Voacolo) from March 30, 2007 (date of acquisition), Taian AGS Pipeline Construction Co., Ltd. (TAGS) from April 5, 2007 (date of acquisition), Major Electric, Inc (Major) from August 1, 2007 and Max Engineering LLC ( Max) from August 2, 2007, collectively the "Company".

The Company provides design-build engineering services that focus on the implementation requirements of wireless technology. The Company serves the specialty communication systems and wireless infrastructure sectors. The Company provides services that include site design, technology integration, electrical contracting, construction, and project management for corporations, government entities and educational institutions worldwide.

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

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are no longer amortized but are assessed for impairment on at least an annual basis. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in goodwill consist of the following during the six months ended October 31, 2007:

Beginning balance, May 1, 2007	$20,469,608

Voacolo acquisition – purchase price adjustment	(41,366)
Major acquisition	1,487,499
Max acquisition	302,880
NECS- purchase price adjustment	35,595
SECS- purchase price adjustment	(39,775)

Ending balance, October 31, 2007	$22,214,441

Other intangible assets consist of the following at October 31, 2007 and April 30, 2007:

	Estimated useful life (years)	October 31, 2007	April 30, 2007

Customer lists	5 - 9	$3,213,000	$2,607,000
Contract backlog	1 - 3	455,200	325,200
		3,668,200	2,932,200
Less: accumulated amortization expense		(1,571,919)	(1,248,851)
		$2,096,281	$1,683,349

Amortization expense for other intangible assets for the six months ended October 31, 2007 and 2006 was approximately $323,066 and $233,750, respectively. There are no expected residual values related to these intangible assets.

Inventory

Inventory consists of materials, parts and supplies principally valued at the lower of cost using the first-in-first-out (FIFO) method, or market.

Revenue Recognition

The Company generates its revenue by providing design-build engineering services for specialty communication systems and wireless infrastructure services. The Company provides services that include site design, technology integration, electrical contracting, construction and project management. The Company’s engineering services report revenue pursuant to customer contracts that span varying periods of time. The Company reports revenue from contracts when persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is reasonably assured.

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

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting of Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FAS No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. The adoption of FIN 48 on May 1, 2007 had no impact on the Company’s financial position, results of operations, cash flows or financial statements disclosures.

Earnings Per Common Share

Earnings per common share is computed pursuant to SFAS No. 128, "Earnings Per Share". Basic net income per common share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur from common stock issuable through stock options and warrants.  The table below presents the computation of basic and diluted earnings per common share for the three and six months ended October 31, 2007 and 2006, respectively:

Basic earnings per share computation	Three Months Ended		Six Months Ended
	October 31,		October 31,
Numerator:	2007	2006	2007	2006

Net Income	$1,501,513	$1,064,647	$2,774,128	$1,979,077

Denominator:

Basic weighted average shares outstanding	7,079,977	5,500,579	7,026,818	5,408,531

Basic net income per common share	$0.21	$0.19	$0.39	$0.37

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Diluted earnings per share computation	Three Months Ended		Six Months Ended
	October 31,		October 31,
Numerator:	2007	2006	2007	2006

Net Income	$1,501,513	$1,064,647	$2,774,128	$1,979,077

Denominator:

Basic weighted average shares outstanding	7,079,977	5,500,579	7,026,818	5,408,531

Incremental shares from assumed conversion:

Conversion of stock options	195,161	170,099	215,243	151,240

Conversion of common stock warrants	677,960	356,321	765,042	289,724

Diluted weighted average shares	7,953,098	6,026,999	8,007,103	5,849,495

Diluted net income per common share	$0.19	$0.18	$0.35	$0.34

For the three months ended October 31, 2007 and 2006, 95,896 and 135,834 stock options were excluded from the computation of the diluted earnings per share, respectively. For the six months ended October 31, 2007 and 2006, 81,725 and 135,834 stock options were excluded from the computation of the diluted earnings per share, respectively. These potentially dilutive securities were excluded because the stock option exercise prices exceeded the average market price of the common stock and, therefore, the effects would be antidilutive.

Other Comprehensive Income

Other comprehensive income for the three and six months ended October 31, 2007 consist of the following:

	Three Months Ended	Six Months Ended
	October, 31, 2007	October, 31, 2007

Net income	$1,501,513	$2,774,128

Other comprehensive income – foreign currency translation adjustments	46,200	109,965

Comprehensive income	$1,547,713	$2,884,093

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 157 on the consolidated financial position, results of operations and cash flows or financial statement disclosures.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact SFAS 159 may have on our results of operations or financial position.

On December 4, 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)), and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160).  These new standards will significantly change the accounting for and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will evaluate the impact of adopting SFAS 141(R) and SFAS 160 on its financial position, or results of operations.

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

Voacolo

On March 30, 2007, the Company acquired Voacolo. The aggregate consideration paid by the Company to the Voacolo selling shareholders, including acquisition transaction costs of $27,788, was $2,527,788 of which $1,250,000 was paid in cash, and the Company issued 113,534 shares of common stock valued at $1,250,000. In addition, the Company shall pay an additional $2,500,000 in cash or Company common stock if Voacolo’s earnings before interest and taxes for the twelve months ended March 31, 2008 shall equal or exceed $1,100,000. Voacolo was acquired pursuant to a Stock Purchase Agreement among WPCS International Incorporated, and the former Voacolo shareholders, dated and effective as of March 30, 2007. In connection with the acquisition, Voacolo entered into employment agreements with the former Voacolo shareholders, each for a period of two years. The acquisition of Voacolo expands the Company’s geographic presence in the Mid-Atlantic region and provides additional  electrical contracting services  in both high and low voltage applications, structured cabling and voice/data/video solutions, as well as the expansion of its operations into wireless video surveillance.

A valuation of certain assets was completed, including property and equipment, list of major customers, and the Company internally determined the fair value of other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approach.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The purchase price allocation has been determined as follows:

Assets purchased:
Cash	$584,094
Accounts receivable	2,102,984
Inventory	217,500
Prepaid expenses	101,974
Costs in excess of billings	215,143
Fixed assets	346,569
Backlog	200,200
Customer lists	132,000
Goodwill	971,227
4,871,691
Liabilities assumed:
Accounts payable	(732,252)
Accrued expenses	(98,232)
Payroll and other payables	(80,672)
Deferred income tax payable	(43,000)
Loan payable	(602,984)
Notes payable	(100,436)
Billings in excess of costs	(686,327)
(2,343,903)
Purchase price	$2,527,788

TAGS

On April 5, 2007, the Company acquired a 60% Equity Interest and a 60% Profit Interest (together the Interest) in TAGS, a joint venture enterprise in the City of Taian, Shandong province, the People's Republic of China, from American Gas Services, Inc. (AGS) and American Gas Services, Inc. Consultants (AGS Consultants), respectively. The aggregate consideration paid by the Company to AGS and AGS Consultants, including acquisition transaction costs of $185,409, was $1,785,409 of which $800,000 was paid in cash, and the Company issued 68,085 shares of common stock valued at approximately $800,000.

Founded in 1997, TAGS is a communications infrastructure engineering company serving the China market. TAGS is certified by the People's Republic of China as both a Construction Enterprise of Reform Development company and a Technically Advanced Construction Enterprise company for the Province of Shandong. TAGS is also licensed in 17 other provinces and has completed projects for a diverse customer base of businesses and government institutions in over 30 cities in China.  The acquisition of TAGS provides the Company international expansion into China consistent with its emphasis on China and surrounding Pacific Rim countries.

A valuation of certain assets was completed, including property and equipment and the Company internally determined the fair value of other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approach.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The purchase price allocation has been determined as follows:

Assets purchased:
Cash	$141,564
Accounts receivable	1,727,953
Inventory	621,725
Other current assets	399,664
Fixed assets	3,415,035
6,305,941
Liabilities assumed:
Accounts payable	(72,710)
Accrued expenses and other payable	(714,126)
Payroll and other payables	(171,463)
Dividends payable	(252,724)
Income tax payable	(235,279)
Notes payable	(1,681,846)
Deferred Revenue	(61,519)
Minority Interest	(1,330,865)
(4,520,532)
Purchase price	$1,785,409

Major

On August 1, 2007, the Company acquired Major, a Washington corporation. The aggregate consideration paid by the Company to the Major selling shareholders, including acquisition transaction costs of $39,158, was $4,039,158, of which $3,000,000 was paid in cash and the Company issued 80,000 shares of common stock valued at $1,000,000. In addition, the Company shall pay an additional $2,750,000 in cash or Company common stock if Major’s earnings before interest and taxes for the year ending December 31, 2007 shall equal or exceed $1,500,000. Major was acquired pursuant to a Stock Purchase Agreement among the Company and the former Major shareholders, dated and effective as of August 1, 2007. In connection with the acquisition, Major entered into employment agreements with the former president and vice president, for a period of one and two years, respectively. The acquisition of Major expands the Company’s geographic presence into the Pacific Northwest region and provides additional wireless and electrical contracting services  in direct digital controls, security, wireless SCADA applications and wireless infrastructure.

Based on the preliminary information currently available, the preliminary allocation has been made resulting in goodwill and other intangible assets of approximately $2,007,000. Upon completion of a final purchase price allocation, there may be an increase or decrease in the amount assigned to goodwill and a corresponding increase or decrease in tangible or other intangible assets.

The preliminary purchase price allocation has been determined as follows:

Assets purchased:
Accounts receivable	3,832,389
Inventory	162,647
Prepaid expenses	117,348
Costs in excess of billings	1,769,462
Fixed assets	699,472
Other Assets	8,855
Backlog	130,000
Customer lists	390,000
Goodwill	1,487,499
8,597,672

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liabilities assumed:
Cash overdraft	(52,618)
Accounts payable	(424,513)
Accrued expenses	(6,094)
Payroll and other payable	(560,956)
Line of credit	(2,086,774)
Loan payable	(24,638)
Capital lease obligation	(242,297)
Shareholder Loan	(175,420)
Billings in excess of costs	(985,204)
(4,558,514)
Purchase price	$4,039,158

Max

On August 2, 2007, the Company acquired Max, a Texas limited liability company. The aggregate consideration paid by the Company to the Max selling shareholders, including acquisition transaction costs of $28,971, was $828,971, of which $600,000 was paid in cash and the Company issued 17,007 shares of common stock valued at $200,000. In addition, the Company shall pay an additional: (i) $350,000 in cash or Company common stock if Max’s earnings before interest and taxes for the twelve months period ending August 1, 2008 shall equal or exceed $275,000; and (ii) $375,000 in cash or Company common stock if Max’s earnings before interest and taxes for the twelve months period ending August 1, 2009 shall equal or exceed $375,000. Max was acquired pursuant to a Membership Interest Purchase Agreement among the Company and the former Max members, dated and effective as of August 2, 2007. In connection with the acquisition, Max entered into employment agreements with the former members, each for a period of two years.The acquisition of Max expands the Company’s geographic expansion into Texas and provides additional engineering services  that specialize in the design of specialty communication systems and wireless infrastructure for the telecommunications, oil, gas and wind energy markets.

Based on the preliminary information currently available, the preliminary allocation has been made resulting in goodwill and other intangible assets of approximately $519,000. Upon completion of a final purchase price allocation, there may be an increase or decrease in the amount assigned to goodwill and a corresponding increase or decrease in tangible or other intangible assets.

The preliminary purchase price allocation has been determined as follows:

Assets purchased:
Cash	$105,926
Accounts receivable	256,829
Costs in excess of billings	4,500
Fixed assets	21,890
Other Assets	1,950
Customer lists	216,000
Goodwill	302,880
909,975
Liabilities assumed:
Accrued expenses	(59,186)
Payroll and other payable	(19,318)
Accrued tax payable	(2,500)
(81,004)
Purchase price	$828,971

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pro forma Information

The following unaudited pro forma financial information presents the combined results of operations of the Company, NECS, SECS, Voacolo, TAGS, Major and Max for the three and six months ended October 31, 2006 as if the acquisitions had occurred at May 1, 2006, including the issuance of the Company’s common stock as part of the consideration for the applicable acquisitions. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, NECS, SECS, Voacolo, TAGS, Major and Max been a single entity during this period.

	Consolidated Pro Forma

	Three months ended	Six months ended	Six months ended
	October 31, 2006	October 31, 2007	October 31, 2006

Revenues	$23,127,504	$54,075,001	$48,334,383

Net income	1,222,630	2,771,805	2,779,477

Basic weighted common shares	5,799,621	7,026,818	5,799,621
Diluted weighted common shares	6,326,041	8,007,103	5,935,488

Basic net income per common share	$0.21	$0.39	$0.48
Diluted net income per common share	$0.19	$0.35	$0.47

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Costs and estimated earnings on uncompleted contracts consist of the following at October 31, 2007 and April 30, 2007:

	October 31, 2007	April 30, 2007
Costs incurred on uncompleted contracts	$48,276,474	$39,431,006
Estimated contract profit	15,723,589	12,513,277
	64,000,063	51,944,283
Less: billings to date	61,208,834	51,717,031
Net excess of costs	$2,791,229	$227,252

Costs and estimated earnings in excess of billings	$5,136,082	$2,499,940
Billings in excess of costs and estimated earnings
on uncompleted contracts	(2,344,853)	(2,272,688)
Net excess of costs	$2,791,229	$227,252

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – LONG-TERM DEBT

Line of Credit

On April 10, 2007, the Company entered into a loan agreement with Bank of America, N.A. (BOA). The loan agreement (the Loan Agreement), provides for a revolving line of credit in an amount not to exceed $12,000,000, together with a letter of credit facility not to exceed $2,000,000. The Company and its subsidiaries also entered into security agreements with BOA, pursuant to which each entity granted a security interest to BOA in all of their assets. The Loan Agreement contains customary covenants, including but not limited to (i) funded debt to tangible net worth, and (ii) minimum interest coverage ratio. As of October 31, 2007, the Company was in compliance with the Loan Agreement covenants. The loan commitment shall expire on April 10, 2010. The Company may prepay the loan at any time.

Loans under  the  Loan  Agreement  bear  interest  at  a  rate  equal  to  BOA’s  prime rate, minus one percentage point. The Company has the option to elect to use the optional interest rate of LIBOR plus one hundred seventy-five basis points (5.0225% LIBOR rate plus one and three quarters percent as of October 31, 2007).  As of October 31, 2007, there were no borrowings outstanding under the Loan Agreement.

Loans Payable

The Company’s long-term debt also consists of notes issued by the Company or assumed in acquisitions related to the purchase of property and equipment in the ordinary course of business. At October 31, 2007, loans payable totaled approximately $3,404,000 with interest rates ranging from 0% to 9.49%.

NOTE 6 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of Walker, the Company assumed a ten-year lease with a trust, of which, a certain officer of the Company is the trustee, for a building and land located in Fairfield, California, which is occupied by its Walker subsidiary.  For the six months ended October 31, 2007 and 2006, the rent paid for this lease was $48,234 and $44,000, respectively.

In connection with the acquisition of Clayborn, an additional $1,100,000 is due by December 31, 2007, payable in quarterly distributions to the Clayborn former shareholders, by payment of 50% of the quarterly post tax profits, as defined, of Clayborn and the payment of the remainder by that date. Through October 31, 2007, payments of $456,000 have been made to the former Clayborn shareholders and the total remaining due by December 31, 2007 is $644,000.

In connection with the acquisition of SECS in fiscal 2007, the Company leases its Sarasota, Florida location from a trust, of which one of the former shareholders of SECS is the trustee. For the six months ended October 31, 2007, the rent paid for this lease was $26,065.

In connection with the acquisition of Voacolo in fiscal 2007, the Company leases its Trenton, New Jersey location from Voacolo Properties LLC, of which the former shareholders of Voacolo are the members. For the six months ended October 31, 2007, the rent paid for this lease was $27,000.

NOTE 7 – STOCK-BASED COMPENSATION

In September 2006, the Company adopted the 2007 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2007 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  At October 31, 2007, there were no stock options granted under this plan.

In September 2005, the Company adopted the 2006 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2006 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  These shares were registered under Form S-8. Under the terms of the 2006 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant.  These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At October 31, 2007, options to purchase 326,826 shares were outstanding at exercise prices ranging from $6.14 to $12.10. At October 31, 2007, there were 1,598 options available for grant under the 2006 Incentive Stock Plan.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2003, the Company established a stock option plan pursuant to which options to acquire a maximum of 416,667 shares of the Company's common stock were reserved for grant (the 2002 Plan). These shares were registered under Form S-8. Under the terms of the 2002 Plan, the options are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At October 31, 2007, options to purchase 233,426 shares were outstanding at exercise prices ranging from $4.80 to $16.44. At October 31, 2007, there were 41,724 shares available for grant under the 2002 Plan.

In accordance with SFAS 123(R) (revised December 2004), "Share-Based Payment," an amendment of SFAS 123, "Accounting for Stock-Based Compensation," the Company recognizes stock-based employee compensation expense. The Company recorded stock-based compensation of $24,435 for the six months ended October 31, 2007, compared to $21,302 for the six months ended October 31, 2006.

At October 31, 2007, the total compensation cost related to unvested stock options granted to employees under the Company’s stock option plans but not yet recognized was approximately $100,000 and is expected to be recognized over a weighted-average period of 2.1 years. For the six months ended October 31, 2007 and 2006, the weighted average fair value of stock options granted was $5.23 and $3.86, respectively.

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

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. Compensation cost is then recognized on a straight-line basis over the vesting or service period and is net of estimated forfeitures.  The following assumptions were used to compute the fair value of stock options granted during the three and six months ended October 31, 2007 and 2006, respectively:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006

Risk-free interest rate	4.31%	4.73%	4.31% to 4.74%	4.73% to 4.96%
Expected volatility	57.0%	61.0%	57.0% to 58.3%	61.0% to 62.4%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term ( in years)	3.5	3.5	3.5	3.5

The risk-free rate is based on the rate of U.S Treasury zero-coupon issues with a remaining term equal to the expected term of the option grants.  Expected volatility is based on the historical volatility of the Company’s common stock using the weekly closing price of the Company’s common stock, pursuant to SEC Staff Accounting Bulletin No. 107 (SAB 107). The expected dividend yield is zero based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was calculated using the simplified method pursuant to SAB 107.

The following table summarizes stock option activity for the six months ended October 31, 2007, during which there were 8,831 options exercised under the Company’s stock option plans:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	2002 Plan				2006 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, May 1, 2007	233,575	$8.43			327,259	$6.22

Granted	9,200	$10.95			6,000	$12.10
Exercised	(3,498)	$5.84			(5,333)	$6.65
Forfeited/Expired	(5,851)	$13.88			(1,100)	$7.25

Outstanding, October 31, 2007	233,426	$8.44	1.7	$769,102	326,826	$6.32	3.0	$1,678,871

Vested and expected to vested,	230,969	$8.42	1.7	$764,079	325,183	$6.29	3.0	$1,676,463
October 31, 2007
Exercisable, October 31, 2007	215,213	$8.39	1.5	$722,580	313,933	$6.17	3.0	$1,654,166

NOTE 8 - SEGMENT REPORTING

The Company's reportable segments are determined and reviewed by management based upon the nature of the services, the external customers and customer industries and the sales and distribution methods used to market the products. The Company has two reportable segments: wireless infrastructure services and specialty communication systems.  Management evaluates performance based upon income (loss) before income taxes. Corporate includes corporate salaries and external professional fees, such as accounting, legal and investor relations costs. Corporate assets primarily include cash and prepaid expenses.  Segment results for the three and six months ended October 31, 2007 and 2006 are as follows:

	For Three Months Ended October 31, 2007				For Three Months Ended October 31, 2006
	Corporate	Wireless Infrastructure	Specialty Communication	Total	Corporate	Wireless Infrastructure	Specialty Communication	Total

Revenue	$-	$3,090,764	$25,014,280	$28,105,044	$-	$3,729,849	$14,023,195	$17,753,044

Depreciation and amortization	$8,786	$65,903	$393,926	$468,615	$14,432	$90,796	$232,014	$337,242

Income (loss) before income taxes	$(551,427)	$220,611	$2,699,435	$2,368,619	$(373,853)	$217,397	$1,911,270	$1,754,814

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of and for the Six Months Ended October 31, 2007				As of and for the Six Months Ended October 31, 2006
	Corporate	Wireless Infrastructure	Specialty Communication	Total	Corporate	Wireless Infrastructure	Specialty Communication	Total

Revenue	$-	$6,593,935	$43,327,115	$49,921,050	$-	$6,414,969	$27,774,353	$34,189,322

Depreciation and amortization	$19,411	$134,398	$844,393	$998,202	$28,843	$125,025	$417,023	$570,891

Income (loss) before income taxes	$(1,281,348)	$750,550	$5,027,110	$4,496,312	$(1,008,551)	$543,125	$3,655,683	$3,190,257

Goodwill	$-	$4,582,176	$17,632,265	$22,214,441	$-	$4,098,917	$14,724,821	$18,823,738

Total assets	$3,848,730	$11,958,969	$59,429,714	$75,237,413	$4,659,261	$10,782,827	$36,440,852	$51,882,940

As of and for the six months ended October 31, 2007, the specialty communication systems segment includes approximately $1,007,000 in revenue and $1,888,000 of net assets held in China related to the Company’s 60% Interest in TAGS.

NOTE 9 – SUBSEQUENT EVENTS

On November 1, 2007, the Company acquired Gomes and Gomes, Inc. dba Empire Electric, a California corporation (Empire). The purchase price was $2,000,000 in cash, subject to adjustment.  In addition, the Company shall pay an additional $1,000,000 in cash if Empire’s earnings before interest and taxes for the twelve months ending October 31, 2007 shall equal or exceed $850,000. Empire was acquired pursuant to a Stock Purchase Agreement among the Company and the former shareholders, dated as of November 1, 2007. In connection with the acquisition, Empire entered into employment agreements with the former president and vice president for a period of two years.  The acquisition of Empire expands the Company’s geographic presence in California and provides additional   electrical contracting services that  specialize in low voltage applications, for customers that include Kaiser Permanente, the State of California and Beale Air Force Base.

On November 30, 2007, the Company acquired James Design Pty Ltd, an Australia corporation (James Design). The purchase price was $1,200,000 in cash, subject to adjustment.   James Design was acquired pursuant to a Stock Purchase Agreement among the Company and the former shareholders, dated as of November 30, 2007. In connection with the acquisition, James Design entered into an employment agreement with the former president for a period of two years.  James Design is a design engineering services company specializing in building automation including mechanical, electrical, hydraulic, fire protection, lift, security access and wireless systems, and has completed projects for many Australian customers including Woolworths Limited, IGA, Spar Group, Hutchinson Builders, Coles Group, Australand Holdings and The Good Guys chain of retail outlets. The acquisition of  James Design provides the Company international expansion into Australia consistent with its emphasis on China, Australia and surrounding Pacific Rim countries.

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

Business Overview

The increasing demand for wireless services has become the driving force behind the recent growth in the global communications industry. Wireless technology has advanced substantially to the point where wireless networks have proven to be an effective alternative to land line networks, a key factor in its broad acceptance. The advantages of wireless over land line communication are apparent in the aspects of mobility, capacity, cost, and deployment. The use of dedicated wireless networks for specified applications has improved productivity for individuals and organizations alike. We provide design-build engineering services that focus on the implementation requirements of wireless technology. We serve the specialty communication systems and wireless infrastructure sectors. We provide services that include site design, technology integration, electrical contracting, construction, and project management for corporations, government entities and educational institutions worldwide. Because we are technology and vendor independent, we can integrate multiple products and services across a variety of communication requirements. This ability gives our customers the flexibility to obtain the most appropriate solution for their communication needs on a cost effective basis.

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

In general wireless connectivity, we design and deploy networks that allow entities to reduce their dependence on high cost leased land lines. We have the engineering expertise to utilize any facet of wireless technology or a combination of various wireless technologies to engineer a cost effective network for a customer’s wireless communication requirement.   In addition, the design and deployment of a specialty communication system is a comprehensive effort that requires an in-depth knowledge of radio frequency engineering so that the wireless network is free from interference with other signals and amplified sufficiently to carry data, voice or video with speed and accuracy. For the six months ended October 31, 2007, specialty communication systems represented approximately 87% of our total revenue.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Major wireless carriers have come to depend on our experience in providing engineering and support services that keep their networks technologically advanced and consistently operational. We have extensive experience in the installation, testing and commissioning of base station equipment. We provide complete services including testing, equipment modification, reconfiguration, structured cabling and relocating equipment at the cell site. In addition, WPCS also performs network modifications, antenna sectorization, electrical work and maintenance. For the six months ended October 31, 2007, wireless infrastructure services represented approximately 13% of our total revenue.

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition:

•
For the six months ended October 31, 2007, the specialty communication systems segment represented approximately 87% of total revenue, and the wireless infrastructure services segment represented approximately 13%. This revenue mix remains consistent with our historical performance, in which over 80% of our total revenue has been derived from specialty communication systems.

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

•
With regard to our acquisition strategy, we are also focused on expanding in the international sector with an emphasis on China, Australia and surrounding Pacific Rim countries.  This trend could lead to a change of revenue composition in which as much as 50% of our revenue could be generated from international sales in the future.

•
We also seek to achieve organic growth in our existing business by maximizing the value of our existing customer base, maintaining and expanding our focus in vertical markets and developing our relationships with technology providers.

•
We believe that the wireless market continues to display strong growth and the demand for our engineering services remains favorable domestically and in China and Australia, particularly in public safety and healthcare.  We believe that the advancement of wireless technology will create additional opportunities for us to design and deploy wireless solutions. Also, we continue to identify new vertical sectors for wireless technology.

•
We believe that our two most important economic indicators for measuring our future revenue producing capability is our backlog and bid list.  At October 31, 2007, our backlog of unfilled orders was approximately $36 million and our bid list, which represents project bids under proposal for new and existing customers, was approximately $125 million.

•
In general, we plan for our consolidated cost of revenue to fall in the range of 70 to 72% of revenue.  For the three months ended October 31, 2007, consolidated cost of revenue was 73% compared to 70% for the three months ended July 31, 2007.  During the second quarter, due to the subprime credit issues and the lack of residential housing projects, in certain markets there are a growing number of general contractors competing for non-wireless projects and bidding down prices. While we are primarily focused on the high-end wireless design and deployment market, we have a modest exposure to this type of low-end contracting work. Accordingly, we experienced modest gross margin pressure for the second quarter of approximately 1%, compared to the first quarter.  However, for the six months ended October 31, 2007, the year to date consolidated cost of revenue was 72%, which was within our plan.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended October 31, 2007 Compared to the Three Months Ended October 31, 2006

The accompanying consolidated financial statements include the accounts of WPCS International Incorporated (WPCS) and its wholly owned subsidiaries, WPCS Incorporated , Invisinet, Inc. (Invisinet), Walker Comm, Inc. (Walker), Clayborn Contracting Group, Inc. (Clayborn), Heinz Corporation (Heinz), Quality Communications & Alarm Company, Inc. (Quality), New England Communications Systems, Inc. (NECS) from June 1, 2006 (date of acquisition), Southeastern Communication Services, Inc. (SECS) from July 19, 2006 (date of acquisition), Voacolo Electric Incorporated (Voacolo) from March 30, 2007 (date of acquisition), Taian AGS Pipeline Construction Co., Ltd. (TAGS) from April 5, 2007 (date of acquisition), Major Electric, Inc ( Major) from August 1, 2007 and Max Engineering LLC ( Max) from August 2, 2007, collectively the "Company".

	Three Months Ended October 31,
	2007		2006

REVENUE	$28,105,044	100.0%	$17,753,044	100.0%

COSTS AND EXPENSES:
Cost of revenue	20,646,816	73.4%	12,360,962	69.6%
Selling, general and administrative expenses	4,518,881	16.1%	3,239,738	18.3%
Depreciation and amortization	468,615	1.7%	337,242	1.9%

Total costs and expenses	25,634,312	91.2%	15,937,942	89.8%

OPERATING INCOME	2,470,732	8.8%	1,815,102	10.2%

OTHER EXPENSE (INCOME):
Interest expense	185,636	0.7%	134,502	0.7%
Interest income	(140,663)	(0.5%)	(74,214)	(0.4%)
Minority interest	57,140	0.2%	-	0.0%

INCOME BEFORE INCOME TAX PROVISION	2,368,619	8.4%	1,754,814	9.9%

Income tax provision	867,106	3.1%	690,167	3.9%

NET INCOME	$1,501,513	5.3%	$1,064,647	6.0%

Revenue

Revenue for the three months ended October 31, 2007 was approximately $28,105,000, as compared to approximately $17,753,000 for the three months ended October 31, 2006. The increase in revenue for the period was primarily attributable to the acquisitions of Voacolo on March 30, 2007, TAGS on April 5, 2007, Major on August, 2007, Max on August 2, 2007 and secondarily from a consolidated organic growth rate of approximately 12% or $2,100,000. For the three months ended October 31, 2007, there were no customers which comprised more than 10% of total revenue.  For the three months ended October 31, 2006, we had one customer that comprised 19.5% of total revenue.

Total revenue from the specialty communication segment for the three months ended October 31, 2007 and 2006 was approximately $25,014,000 or 89.0% and $14,023,000 or 79.0% of total revenue, respectively.  The increase in revenue was primarily attributable to the acquisitions of Voacolo, TAGS, and Major. Wireless infrastructure segment revenue for the three months ended October 31, 2007 and 2006 was approximately $3,091,000 or 11.0% and $3,730,000 or 21.0% of total revenue, respectively.  The decrease in revenue was due primarily to delays or postponement of certain projects with wireless carriers.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs.  Our cost of revenue was approximately $20,647,000 or 73.4% of revenue for the three months ended October 31, 2007, compared to $12,361,000 or 69.6% for the same period of the prior year.  The dollar increase in our total cost of revenue is due to primarily to the corresponding increase in revenue during the three months ended October 31, 2007 as a result of the acquisitions of Voacolo, TAGS, Major, Max and secondarily from organic growth.  The increase as a percentage of revenue is due primarily to the revenue blend attributable to our existing subsidiaries and recent acquisitions.

The specialty communication segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended October 31, 2007 and 2006 was approximately $18,427,000 and 73.6% and $9,574,000 and 68.3%, respectively.  As discussed above, the dollar increase in our total cost of revenue is due primarily to the corresponding increase in revenue during the three months ended October 31, 2007 as a result of the acquisitions completed within the last year and secondarily from organic growth.   The increase as a percentage of revenue is due primarily to the revenue blend attributable to Walker, Clayborn, Quality, NECS and the recent acquisitions of Voacolo, TAGS, and Major.  Secondarily, we have experienced modest gross margin pressure in certain markets from more general contractors competing for non-wireless projects and bidding down prices on this type of low-end contracting work.

Wireless infrastructure segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended October 31, 2007 and 2006 was approximately $2,220,000 and 71.8% and $2,787,000 and 74.7%, respectively.  The dollar decrease in our total cost of revenue is primarily due to the corresponding decrease in revenue during the three months ended October 31, 2007 as described above.  The decrease as a percentage of revenue was due primarily to the revenue blend attributable to Heinz, SECS and the recent acquisition of Max.

Selling, General and Administrative Expenses

For the three months ended October 31, 2007, total selling, general and administrative expenses were approximately $4,519,000, or 16.1% of total revenue compared to $3,240,000, or 18.3% of revenue for the same period of the prior year. The decrease in the percentage is due to the management of our operating expenses in connection with the increase in revenue during the quarter. Included in selling, general and administrative expenses for the three months ended October 31, 2007 are $2,551,000 for salaries, commissions, payroll taxes and other employee benefits. The increase in salaries and payroll taxes compared to the same period of the prior year (see below) is due to the increase in headcount as a result of the acquisition of Voacolo, TAGS, Major and Max. Professional fees were $188,000, which include accounting, legal and investor relation fees. Insurance costs were $534,000 and rent for office facilities was $187,000.  Automobile and other travel expenses were $382,000 and telecommunication expenses were $130,000. Other selling, general and administrative expenses totaled $547, 000.  For the three months ended October 31, 2007, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were $3,290,000 and $721,000, respectively.

For the three months ended October 31, 2006, total selling, general and administrative expenses were approximately $3,240,000, or 18.3% of total revenue. Included in selling, general and administrative expenses for the three months ended October 31, 2006 were $1,730,000 for salaries, commissions, and payroll taxes.  Professional fees were $85,000, which include accounting, legal and investor relation fees. Insurance costs were $497,000 and rent for office facilities was $145,000.  Automobile and other travel expenses were $257,000 and telecommunication expenses were $90,000. Other selling, general and administrative expenses totaled $436,000. For the three months ended October 31, 2006, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were approximately $2,336,000 and $633,000, respectively.

Depreciation and Amortization

For the three months ended October 31, 2007 and 2006, depreciation was approximately $285,000 and $182,000, respectively.  The increase in depreciation is due to the purchase of property and equipment and the acquisition of fixed assets from acquiring Voacolo, TAGS, Major and Max.  The amortization of customer lists and backlog for the three months ended October 31, 2007 was $184,000 as compared to $156,000 for the same period of the prior year.  The increase in amortization was due to the acquisition of customer lists from Voacolo, Major and Max and backlog from Voacolo and Major. All customer lists are amortized over a period of five to nine years from the date of their acquisitions. Backlog is amortized over a period of one to three years from the date of acquisition based on the expected completion period of the related contracts.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense and Interest Income

For the three months ended October 31, 2007 and 2006, interest expense was approximately $186,000 and $135,000, respectively. The increase in interest expense is due principally from the acquisition of Major and borrowings on the revolving line of credit under the credit agreement entered into on April 10, 2007. As of October 31, 2007, there were no borrowings outstanding under the credit agreement.

           For the three months ended October 31, 2007 and 2006, interest income was approximately $141,000 and $74,000, respectively. The increase in interest earned is due principally to the increase in our cash and cash equivalent balance over the same period in the prior year.

Net Income

The net income was approximately $1,502,000 for the three months ended October 31, 2007. Net income was net of federal and state income tax expense of approximately $867,000.  The decrease in the effective tax rate was primarily the result of the mix of  pre-tax income generated by the various operating subsidiaries.

The net income was approximately $1,065,000 for the three months ended October 31, 2006. Net income was net of federal and state income tax expense of approximately $690,000.

Results of Operations for the Six Months Ended October 31, 2007 Compared to the Six Months Ended October 31, 2006

Consolidated results for the six months ended October 31, 2007 and 2006 were as follows:

	Six Months Ended October 31,
	2007		2006

REVENUE	$49,921,050	100.0%	$34,189,322	100.0%

COSTS AND EXPENSES:
Cost of revenue	35,834,568	71.8%	24,052,430	70.4%
Selling, general and administrative expenses	8,578,137	17.2%	6,336,060	18.5%
Depreciation and amortization	998,202	2.0%	570,891	1.7%

Total costs and expenses	45,410,907	91.0%	30,959,381	90.6%

OPERATING INCOME	4,510,143	9.0%	3,229,941	9.4%

OTHER EXPENSE (INCOME):
Interest expense	308,218	0.6%	214,436	0.6%
Interest income	(355,175)	(0.7%)	(174,752)	(0.5%)
Minority interest	60,788	0.1%	-	0.0%

INCOME BEFORE INCOME TAX PROVISION	4,496,312	9.0%	3,190,257	9.3%

Income tax provision	1,722,184	3.4%	1,211,180	3.5%

NET INCOME	$2,774,128	5.6%	$1,979,077	5.8%

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenue

Revenue for the six months ended October 31, 2007 was approximately $49,921,000, as compared to approximately $34,189,000 for the six months ended October 31, 2006. The increase in revenue for the period was primarily attributable to the acquisitions of NECS, SECS, Voacolo, TAGS, Major and Max and secondarily from a consolidated organic growth rate of approximately 8% or $2,600,000. For the six months ended October 31, 2007, there were no customers which comprised more than 10% of total revenue.  For the six months ended October 31, 2006, we had two separate customers which comprised 18.0% and 14.0% of total revenue.

Total revenue from the specialty communication segment for the six months ended October 31, 2007 and 2006 was approximately $43,327,000 or 86.8% and $27,774,000 or 81.2% of total revenue, respectively. Wireless infrastructure segment revenue for the six months ended October 31, 2007 and 2006 was approximately $6,594,000 or 13.2% and $6,415,000 or 18.8% of total revenue, respectively.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs. Our cost of revenue was approximately $35,835,000 or 71.8% of revenue for the six months ended October 31, 2007, compared to approximately $24,052,000 or 70.4% for the prior year. The dollar increase in our total cost of revenue was due to the corresponding increase in revenue during the six months ended October 31, 2007, primarily from the revenue blend from the acquisitions of NECS, SECS, Voacolo, TAGS, Major and Max, and secondarily from organic growth. The increase as a percentage of revenue is due primarily to the revenue blend attributable to our existing subsidiaries and recent acquisitions.

The specialty communication segment cost of revenue and cost of revenue as a percentage of revenue for the six months ended October 31, 2007 and 2006 was approximately $31,255,000 and 72.1% and $19,265,000 and 69.4%, respectively. As discussed above, the dollar increase in our total cost of revenue was due to the corresponding increase in revenue during the six months ended October 31, 2007 primarily attributable to the acquisition completed within the last year and secondarily from organic growth. The increase as a percentage of revenue is due primarily to the revenue blend attributable to Walker, Clayborn, Quality, NECS and the recent acquisitions of Voacolo, TAGS, and Major.  Secondarily, we have experienced modest gross margin pressure in certain markets from more general contractors competing for non-wireless projects and bidding down prices on this type of low-end contracting work.

Wireless infrastructure segment cost of revenue and cost of revenue as a percentage of revenue for the six months ended October31, 2007 and 2006 was approximately $4,580,000 and 69.5% and $4,787,000 and 74.6%, respectively. The dollar decrease in our cost of revenue is due to the corresponding decrease in revenue during the six months ended October 31, 2007.  The decrease as a percentage of revenue is due primarily to the completion of a specific project at greater than normal gross margin during the first quarter of fiscal 2008, and secondarily from the revenue blend from Heinz, SECS and the acquisition of Max.

Selling, General and Administrative Expenses

For the six months ended October 31, 2007, total selling, general and administrative expenses were approximately $8,578,000, or 17.2% of total revenue compared to $6,336,000 or 18.5% of revenue for the same period in the prior year. The decrease in the percentage is due to the management of our operating expenses in connection with the increase in revenue during the first two quarters. Included in selling, general and administrative expenses for the six months ended October 31, 2007 were $4,879,000 for salaries, commissions, and payroll taxes. The increase in salaries and payroll taxes compared to the prior year was due to the increase in headcount as a result of the acquisitions of NECS, SECS, Voacolo, TAGS, Major and Max. Professional fees were $497,000, which include accounting, legal and investor relation fees. Insurance costs were $992,000 and rent for office facilities was $344,000.  Automobile and other travel expenses were $724,000 and telecommunication expenses were $224,000. Other selling, general and administrative expenses totaled $918,000. For the six months ended October 31, 2007, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were approximately $5,917,000 and $1,425,000, respectively.

For the six months ended October 31, 2006, total selling, general and administrative expenses were approximately $6,336,000, or 18.5% of total revenue. Included in selling, general and administrative expenses for the six months ended October 31, 2006 were $3,304,000 for salaries, commissions, and payroll taxes. Professional fees were $423,000, which include accounting, legal and investor relation fees. Insurance costs were $862,000 and rent for office facilities was $271,000.  Automobile and other travel expenses were $480,000 and telecommunication expenses were $150,000. Other selling, general and administrative expenses totaled $846,000. For the six months ended October 31, 2006, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were approximately $4,481,000 and $958,000, respectively.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Depreciation and Amortization

For the six months ended October 31, 2007 and 2006, depreciation was approximately $675,000 and $337,000, respectively.  The increase in depreciation was due to the purchase of property and equipment and the acquisition of fixed assets from acquiring NECS, SECS, Voacolo, TAGS, Major and Max. The amortization of customer lists and backlog for the six months ended October 31, 2007 was approximately $323,000 as compared to $234,000 for the same period of the prior year. The increase in amortization was due to the acquisition of customer lists from NECS, SECS, Voacolo, Major and Max and backlog from SECS, Voacolo and Major. All customer lists are amortized over a period of five to nine years from the date of their acquisition. Backlog is amortized over a period of one to three years from the date of its acquisition based on the expected completion period of the related contracts.

Net Income (Loss)

The net income was approximately $2,774,000 for the six months ended October 31, 2007. Net income was net of federal and state income tax expense of approximately $1,722,000.

The net income was approximately $1,979,000 for the six months ended October 31, 2006. Net income was net of federal and state income tax expense of approximately $1,211,000.

Liquidity and Capital Resources

At October 31, 2007, we had working capital of approximately $27,683,000, which consisted of current assets of approximately $44,474,000 and current liabilities of $16,791,000.

Operating activities used approximately $181,000 in cash for the six months ended October 31, 2007.   Working capital components used cash during the first six months of the fiscal year primarily from higher levels of accounts receivable and inventory in connection with overall sales growth.   The sources of cash from operating activities total approximately $5,830,000, comprised of $2,774,000 in net income, $1,144,000 in net non-cash charges, a $1,620,000 increase in accounts payables and accrued expenses, a $152,000 increase in deferred revenue and a $140,000 increase in other assets. The uses of cash from operating activities total approximately $6,011,000, comprised of a $862,000 increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $2,805,000 increase in accounts receivables, a $429,000 increase in prepaid expenses and other assets, a $948,000 increase of inventory, a $913,000 decrease in billings in excess of costs and estimated earnings on uncompleted contracts payable and a $54,000 decrease in income tax payable.

Our investing activities utilized approximately $3,997,000 in cash during the six months ended October 31, 2007, which consisted of $370,000 paid for property and equipment and $3,627,000 paid for the acquisitions of NECS, SECS, Voacolo, Major and Max.

Our financing activities used cash of approximately $6,362,000 during the six months ended October 31, 2007.  Financing activities included net proceeds from the exercise of stock options of $55,000, additional borrowings of loans payable of $400,000, and a $12,000 tax benefit from the exercise of stock options, offset by $6,541,000 of line of credit payments, $45,000 of capital lease obligation payments, $238,000 to pay amounts due to shareholders and $5,000 of equity issuance costs.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On April 10, 2007, we entered into a loan agreement with Bank of America, N.A. (BOA). The loan agreement (the Loan Agreement), provides for a revolving line of credit in an amount not to exceed $12,000,000, together with a letter of credit facility not to exceed $2,000,000. We and our subsidiaries also entered into security agreements with BOA, pursuant to which we granted a security interest to BOA in all of our assets.   The Loan Agreement contains customary covenants, including but not limited to (i) funded debt to tangible net worth, and (ii) minimum interest coverage ratio. As of October 31, 2007, we were in compliance with the Loan Agreement covenants. The loan commitment shall expire on April 10, 2010, and we may prepay the loan at any time.  Loans under the Loan Agreement bear interest at a rate equal to BOA’s prime rate, minus one percentage point, or we have the option to elect to use the optional interest rate of LIBOR plus one hundred seventy-five basis points (5.0225% LIBOR rate plus one and three quarters percent as of October 31, 2007). As of October 31, 2007, there were no borrowings outstanding under the Loan Agreement.

At October 31, 2007, we had cash and cash equivalents of approximately $11,024,000 and working capital of approximately $27,683,000. With the funds available from the recently obtained revolving credit line and internally available funds, we believe that we have sufficient capital to meet our needs through April 30, 2008. Our future operating results may be affected by a number of factors including our success in bidding on future contracts and our continued ability to manage controllable costs effectively. To the extent we grow by future acquisitions that involve consideration other than stock, our cash requirements may increase.

Effective March 30, 2007, we acquired Voacolo. The aggregate consideration we paid to the Voacolo selling shareholders, including acquisition transaction costs of $27,788, was $2,527,788 of which $1,250,000 was paid in cash and we issued 113,534 shares of common stock valued at approximately $1,250,000. In addition, we agreed to pay an additional $2,500,000 in cash or our common stock if Voacolo’s earnings before interest and taxes for the twelve months ended March 31, 2008 shall equal or exceed $1,100,000. The acquisition of Voacolo expands our geographic presence in the Mid-Atlantic region and provides additional  electrical contracting services that specialize in both high and low voltage applications, structured cabling and voice/data/video solutions, as well as expanding our operations into wireless video surveillance.

Effective April 5, 2007, we acquired a 60% Equity Interest and a 60% Profit Interest in TAGS, a joint venture enterprise in the City of Taian, Shandong province, the People's Republic of China, from AGS and AGS Consultants, respectively. The aggregate consideration paid by us to AGS and AGS Consultants, including acquisition transaction costs of $185,409, was $1,785,409 of which $800,000 was paid in cash, and we issued 68,085 shares of common stock valued at approximately $800,000. Founded in 1997, TAGS is a communications infrastructure engineering company serving the China market. TAGS is certified by the People's Republic of China as both a Construction Enterprise of Reform Development company and a Technically Advanced Construction Enterprise company for the Province of Shandong, which are two of the highest certifications achievable for engineering and construction based businesses in China. TAGS is also licensed in 17 other provinces and has completed projects for a diverse customer base of businesses and government institutions in over 30 cities in China. The acquisition of TAGS provides us with international expansion into China consistent with our emphasis on China and surrounding Pacific Rim countries.

On August 1, 2007, we acquired Major. The aggregate consideration paid by us to the Major selling shareholders, including acquisition transaction costs of $39,158, was $4,039,158, of which $3,000,000 was paid in cash and we issued 80,000 shares of common stock valued at $1,000,000. In addition, we shall pay an additional $2,750,000 in cash or our common stock if Major’s earnings before interest and taxes for the year ending December 31, 2007 shall equal or exceed $1,500,000. Major was acquired pursuant to a Stock Purchase Agreement among us and the former Major shareholders, dated and effective as of August 1, 2007. In connection with the acquisition, Major entered into employment agreements with the former president and vice president, for a period of one and two years, respectively. The acquisition of Major expands our geopgraphic presence into the Pacific Northwet region and provides additional  wireless and electrical contractor services that specialize in direct digital controls, security, wireless SCADA applications and wireless infrastructure services.

On August 2, 2007, we acquired Max. The aggregate consideration paid by us to the Max selling shareholders, including acquisition transaction costs of $28,971, was $828,971, of which $600,000 was paid in cash and we issued 17,007 shares of common stock valued $200,000. In addition, we shall pay an additional: (i) $350,000 in cash or our common stock if Max’s earnings before interest and taxes for the twelve months period ending August 1, 2008 shall equal or exceed $275,000; and (ii) $375,000 in cash or our common stock if Max’s earnings before interest and taxes for the twelve months period ending August 1, 2009 shall equal or exceed $375,000. Max was acquired pursuant to a Membership Interest Purchase Agreement among us and the former Max members, dated and effective as of August 2, 2007. In connection with the acquisition, Max entered into employment agreements with the former members, each for a period of two years.The acquisition of Max expands our geographic presence into Texas and provides additional engineering services that specialize in the design of specialty communication systems and wireless infrastructure for the telecommunications, oil, gas and wind energy markets.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On November 1, 2007, we acquired Gomes and Gomes, Inc. dba Empire Electric, a California corporation (Empire). The purchase price was $2,000,000 in cash, subject to adjustment.  In addition, we shall pay an additional $1,000,000 in cash if Empire’s earnings before interest and taxes for the year ending October 31, 2007 shall equal or exceed $850,000. Empire was acquired pursuant to a Stock Purchase Agreement among us and the former shareholders of Empire, dated as of November 1, 2007.  In connection with the acquisition, Empire entered into employment agreements with the former shareholders for a period of two years.  The acquisition of Empire expands our geopgraphic presence in California and provides additional electrical contractor services that specialize in low voltage applications for customers that include Kaiser Permanente, the State of California and Beale Air Force Base.

On November 30, 2007, we acquired James Design Pty Ltd, an Australia corporation (James Design). The purchase price was $1,200,000 in cash, subject to adjustment.   James Design was acquired pursuant to a Stock Purchase Agreement among us and the former shareholders of James Design, dated as of November 30, 2007. In connection with the acquisition, James Design entered into an employment agreement with the former president for a period of two years.  James Design is a design engineering services company specializing in building automation including mechanical, electrical, hydraulic, fire protection, lift, security access and wireless systems, and has completed projects for many Australian customers including Woolworths Limited, IGA, Spar Group, Hutchinson Builders, Coles Group, Australand Holdings and The Good Guys chain of retail outlets.   The acquisition of  James Design provides us international expansion into Australia consistent with our emphasis on Australia, China and surrounding Pacific Rim countries.

Backlog

As of October 31, 2007, we had a backlog of unfilled orders of approximately $35.7 million compared to approximately $20.3 million at October 31, 2006. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

Accounts Receivable

Accounts receivable are due within contractual payment terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Credit is extended based on evaluation of a customer's financial condition. Accounts outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the us, and the condition of the general economy and the industry as a whole.   We write off accounts receivable when they become uncollectible, and payment subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

Our annual review for goodwill impairment for the fiscal years 2007 and 2006 found that no impairment existed. Our impairment review is based on comparing the fair value to the carrying value of the reporting units with goodwill. The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. Reporting units with goodwill include Heinz/Invisinet, SECS and Max within our wireless infrastructure segment and Walker, Clayborn, Quality, NECS, Voacolo and Major within our specialty communications segment. Our estimates are consistent with the plans and estimates that we are using to manage the underlying businesses. If we fail to deliver products and services for these business units, or market conditions for these businesses fail to improve, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our net equity and results of operations.

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

Revenue Recognition

We generate our revenue by providing design-build engineering services for specialty communication systems and wireless infrastructure services. We provide services that include site design, technology integration, electrical contracting, construction and project management. Our engineering services report revenue pursuant to customer contracts that span varying periods of time. We report revenue from contracts when persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is reasonably assured.

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

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 11, "Accounting for Uncertainty in Income Taxes– an interpretation of FAS No. 109" (FIN 48), which clarifies the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 on May 1, 2007 had no impact on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157,"Fair Value Measurements" (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact, if any, of the adoption of SFAS 157 on our consolidated financial position, results of operations and cash flows or financial statement disclosures.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In February, 2007, the FASB issued FASB Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not yet determined the impact SFAS 159 may have on our results of operations or financial position.

On December 4, 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)), and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160).  These new standards will significantly change the accounting for and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will evaluate the impact of adopting SFAS 141(R) and SFAS 160 on its financial position, or results of operations.

No other recently issued accounting pronouncement issued or effective after the end of the fiscal year is expected to have a material impact on our consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Interest Rate Risk

Interest rate risk represents the potential loss from adverse changes in market interest rates. We are subject to interest rate risk with respect to amounts borrowed under our credit facility because such amounts bear interest at a variable rate. The interest rate is equal to the BOA’s prime rate minus one percent, or LIBOR plus one and three-quarters (1.75%) percent, as we may request (5.0225% LIBOR rate plus one and three-quarters percent as of October 31, 2007). At July 31, 2007 and October 31, 2007, we had approximately $4,454,000 and $0 of indebtedness outstanding under our revolving credit facility, respectively. A 1.0% increase in interest rates on un-hedged variable rate borrowings of $4,400,000 at July 31, 2007 would result in additional interest expense of approximately $0 and $11,000 for three and six months ended October 31, 2007, respectively.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of October 31, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

ITEM 1A.                   RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I,  “Risk Factors,” of the Company’s Annual Report on Form 10-K  for the year ended April 30, 2007, other than to update certain financial information as of and for the three months ended October 31, 2007 regarding the following risk factors.

Amounts included in our backlog may not result in actual revenue or translate into profits.

As of October 31, 2007, we had a backlog of unfilled orders of approximately $36 million. This backlog amount is based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. In addition, contracts included in our backlog may not be profitable. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience delays or cancellations in the future. If our backlog fails to materialize, we could experience a reduction in revenue, profitability and liquidity.

There may be an adverse effect on the market price of our shares as a result of shares being available for sale in the future.

As of October 31, 2007, holders of our outstanding options and warrants have the right to acquire 2,444,048 shares of common stock issuable upon the exercise of stock options and warrants, at exercise prices ranging from $4.80 to $16.44 per share, with a weighted average exercise price of $7.04. The sale or availability for sale in the market of the shares underlying these options and warrants could depress our stock price. We have registered substantially all of the underlying shares described above for resale. Holders of registered underlying shares may resell the shares immediately upon exercise of an option or warrant.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2007, we issued 80,000 shares of common stock to the selling shareholders in connection with the acquisition of Major Electric, Inc. The shares were issued to three accredited investors in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

In August 2007, we issued 17,007 shares of common stock to the selling members in connection with the acquisition of Max Engineering LLC. The shares were issued to two accredited investors in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.                       DEFAULTS UPON SENIOR SECURITIES

None.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 2, 2007, we held our annual meeting of stockholders. During the annual meeting, two proposals were put to the stockholders for a vote.  The stockholders approved both proposals, including: 1) the election of five directors to the Board of Directors; and 2) ratifying the selection of J.H. Cohn LLP as our independent registered public accounting firm for the fiscal year ending April 30, 2008.

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

WPCS INTERNATIONAL INCORPORATED

Date: December 17, 2007	By:	/s/ JOSEPH HEATER
Joseph Heater
Chief Financial Officer