Form 10-Q
period 2008-01-31
WPCS INTERNATIONAL INC
filed 2008-03-17
CIK 1086745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended January 31, 2008
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
 Large accelerated filer [ ] accelerated filer [ ] Non-accelerated filer [] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ]   No [X]

As of March 13, 2008, there were 7,251,083 shares of registrant’s common stock outstanding.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Condensed consolidated balance sheets at January 31, 2008 (unaudited) and April 30, 2007	3-4

		Condensed consolidated statements of income for the three and nine months ended January 31, 2008 and 2007 (unaudited)	5

		Condensed consolidated statement of shareholders’ equity for the nine months ended January 31, 2008 (unaudited)	6

		Condensed consolidated statements of cash flows for the nine months ended January 31, 2008 and 2007 (unaudited)	7-8

		Notes to unaudited condensed consolidated financial statements	9-22

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-34

	ITEM 3.	Controls and Procedures	35

PART II.	OTHER INFORMATION

	ITEM 1	Legal proceedings	36
	ITEM 2	Unregistered sales of equity securities and use of proceeds	36
	ITEM 3	Defaults upon senior securities	36
	ITEM 4	Submission of matters to a vote of security holders	36
	ITEM 5	Other information	36
	ITEM 6	Exhibits	36

	SIGNATURES		37

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
ASSETS	2008	2007
	(Unaudited)	(Note 1)
CURRENT ASSETS:

Cash and cash equivalents	$8,417,056	$21,558,739
Accounts receivable, net of allowance of $98,786 at January 31, 2008 and April 30, 2007	25,017,770	16,560,636
Costs and estimated earnings in excess of billings on uncompleted contracts	4,599,455	2,499,940
Inventory	3,430,194	2,260,082
Prepaid expenses and other current assets	1,605,511	732,043
Deferred tax assets	75,271	27,000
Total current assets	43,145,257	43,638,440

PROPERTY AND EQUIPMENT, net	6,571,669	5,488,920

OTHER INTANGIBLE ASSETS, net	2,315,778	1,683,349

GOODWILL	23,966,807	20,469,608

OTHER ASSETS	439,999	273,353

Total assets	$76,439,510	$71,553,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND SHAREHOLDERS' EQUITY	January 31,	April 30,
	2008	2007
	(Unaudited)	(Note 1)
CURRENT LIABILITIES:

Current portion of loans payable	$3,059,968	$2,598,872
Current portion of borrowings under line of credit	570,000	-
Current portion of capital lease obligations	30,205	-
Accounts payable and accrued expenses	8,931,405	6,802,110
Billings in excess of costs and estimated earnings on uncompleted contracts	2,680,072	2,272,688
Deferred revenue	740,381	504,458
Due to shareholders	168,365	707,000
Income taxes payable	354,767	433,361
Total current liabilities	16,535,163	13,318,489

Borrowings under line of credit	644,000	4,454,217
Loans payable, net of current portion	195,738	284,016
Capital lease obligations, net of current portion	307,270	-
Deferred tax liabilities	835,447	611,000
Total liabilities	18,517,618	18,667,722

Minority interest in subsidiary	1,390,846	1,353,965
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued	-	-

Common stock - $0.0001 par value, 75,000,000 shares authorized, 7,105,104 and 6,971,698 shares issued and outstanding at January 31, 2008 and April 30, 2007, respectively	710	697
Additional paid-in capital	49,494,446	47,901,159
Retained earnings	6,788,646	3,631,215
Accumulated other comprehensive income (loss) on foreign currency translation	247,244	(1,088)

Total shareholders' equity	56,531,046	51,531,983

Total liabilities and shareholders' equity	$76,439,510	$71,553,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007

REVENUE	$24,802,079	$18,121,405	$74,723,129	$52,310,727

COSTS AND EXPENSES:
Cost of revenue	18,010,149	12,150,372	53,844,717	36,202,802
Selling, general and administrative expenses	5,573,644	3,538,395	14,151,781	9,874,455
Depreciation and amortization	618,002	310,074	1,616,204	880,965

Total costs and expenses	24,201,795	15,998,841	69,612,702	46,958,222

OPERATING INCOME	600,284	2,122,564	5,110,427	5,352,505

OTHER EXPENSE (INCOME):
Interest expense	69,269	112,387	377,487	326,823
Interest income	(81,082)	(120,164)	(436,257)	(294,916)
Minority interest	(23,907)	-	36,881	-

INCOME BEFORE INCOME TAX PROVISION	636,004	2,130,341	5,132,316	5,320,598

Income tax provision	252,701	878,462	1,974,885	2,089,642

NET INCOME	$383,303	$1,251,879	$3,157,431	$3,230,956

Basic net income per common share	$0.05	$0.23	$0.45	$0.59

Diluted net income per common share	$0.05	$0.20	$0.40	$0.54

Basic weighted average number of common shares outstanding	7,093,662	5,547,671	7,049,099	5,454,911

Diluted weighted average number of common shares outstanding	7,801,597	6,323,169	7,951,545	6,011,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED JANUARY 31, 2008
(Unaudited)

							Accumulated
					Additional Paid-In Capital		Other Compre-	Total Shareholders' Equity
	Preferred Stock		Common Stock			Retained	hensive
	Shares	Amount	Shares	Amount		Earnings	Income (Loss)

BALANCE, May 1, 2007	-	$-	6,971,698	$697	$47,901,159	$3,631,215	$(1,088)	$51,531,983

Net issuance of common stock, acquisitions
of TAGS, Voacolo, Major and Max	-	-	123,575	12	1,489,001	-	-	1,489,013

Fair value of stock options granted to employees	-	-	-	-	38,047	-	-	38,047

Proceeds from exercise of stock options	-	-	9,831	1	60,531	-	-	60,532

Equity issuance cost	-	-	-	-	(10,292)	-	-	(10,292)

Excess tax benefit from exercise of stock options	-	-	-	-	16,000	-	-	16,000

Accumulated other comprehensive income	-	-	-	-	-	-	248,332	248,332

Net income	-	-	-	-	-	$3,157,431	-	3,157,431

BALANCE, JANUARY 31, 2008	-	$-	7,105,104	$710	$49,494,446	$6,788,646	$247,244	$56,531,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	January 31,
	2008	2007

OPERATING ACTIVITIES :
Net income	$3,157,431	$3,230,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,616,204	880,965
Fair value of stock options granted to employees	38,047	30,666
Recovery of doubtful accounts	-	(6,000)
Amortization of debt issuance costs	-	39,623
Excess tax benefit from exercise of stock options	(16,000)	-
Minority interest	36,881	-
Gain on sale of fixed assets	(2,335)	(13,876)
Deferred income taxes	135,314	(23,000)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,559,220)	3,003,872
Costs and estimated earnings in excess of billings on uncompleted contracts	(148,787)	(42,160)
Inventory	(762,668)	83,455
Prepaid expenses and other current assets	(307,902)	(316,409)
Other assets	(155,011)	(119,964)
Accounts payable and accrued expenses	(664,778)	(999,295)
Billings in excess of costs and estimated earnings on uncompleted contracts	(734,400)	1,012,993
Deferred revenue	235,804	272,579
Income taxes payable	(585,757)	170,677
NET CASH PROVIDED BY OPERATING ACTIVITIES	282,823	7,205,082

 The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Nine Months Ended
	January 31,
	2008	2007

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(618,950)	(433,541)
Acquisition of NECS, net of cash received	(3,534)	(4,458,465)
Acquisition of SECS, net of cash received	57,451	(1,877,046)
Acquisition of Voacolo, net of cash received	(69,601)	-
Acquisition of Major, net of cash received	(3,091,777)	-
Acquisition of Max, net of cash received	(523,045)	-
Acquisition of Empire, net of cash received	(1,772,874)	-
Acquisition of James, net of cash received	(914,237)	-
NET CASH USED IN INVESTING ACTIVITIES	(6,936,567)	(6,769,052)

FINANCING ACTIVITIES:
Net proceeds from exercise of warrants	-	197,875
Net proceeds from issuance of common stock	-	8,972,112
Net proceeds from exercise of stock options	60,532	338,132
Excess tax benefit from exercise of stock options	16,000	-
Equity issuance costs	(10,292)	(50,362)
(Repayments)/borrowings under lines of credit, net	(5,726,991)	1,437,446
Borrowings/(repayments) under loans payable, net	94,707	(417,116)
Payments of amounts due to shareholders	(882,420)	(149,000)
Payments of capital lease obligations	(57,174)	(15,778)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(6,505,638)	10,313,309

Effect of exchange rate changes on cash	17,699	-

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,141,683)	10,749,339
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	21,558,739	12,279,646
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$8,417,056	$23,028,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q of Article 10 of Regulation S-X and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2007 included in the Company’s Annual Report on Form 10-K.  The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine month periods ended January 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2008. Certain reclassifications have been made to prior period financial statements to conform to the current presentation. The amounts for the April 30, 2007 balance sheet have been extracted from the audited consolidated financial statements included in Form 10-K for the year ended April 30, 2007.

The accompanying consolidated financial statements include the accounts of WPCS International Incorporated (WPCS) and its wholly owned subsidiaries, WPCS Incorporated , Invisinet, Inc. (Invisinet), Walker Comm, Inc. (Walker), Clayborn Contracting Group, Inc. (Clayborn), Heinz Corporation (Heinz), Quality Communications & Alarm Company, Inc. (Quality), New England Communications Systems, Inc. (NECS) from June 1, 2006 (date of acquisition), Southeastern Communication Services, Inc. (SECS) from July 19, 2006 (date of acquisition), Voacolo Electric Incorporated (Voacolo) from March 30, 2007 (date of acquisition), Taian AGS Pipeline Construction Co., Ltd. (TAGS) from April 5, 2007 (date of acquisition), Major Electric, Inc. (Major) from August 1, 2007 (date of acquisition), Max Engineering LLC (Max) from August 2, 2007 (date of acquisition), Gomes and Gomes, Inc. dba Empire Electric (Empire) from November 1, 2007 (date of acquisition), WPCS Australia Pty Ltd  from November 12, 2007 (date of formation), and James Design Pty Ltd (James) from November 30, 2007 (date of acquisition), collectively the "Company".

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

Changes in goodwill consist of the following during the nine months ended January 31, 2008:

Ending balance, April 30, 2007	$20,469,608

Voacolo acquisition - purchase price adjustment	53,309
NECS acquisition - purchase price adjustment	35,595
SECS acquisition - purchase price adjustment	(39,775)
Major acquisition	1,727,136
Max acquisition	302,880
Empire acquisition	586,103
James acquisition	820,818
Foreign currency translation adjustment - James	11,133
Ending balance, January 31, 2008	$23,966,807

Other intangible assets consist of the following at January 31, 2008 and April 30, 2007:

	Estimated useful life (years)	January 31, 2008	April 30, 2007

Customer lists	5 - 9	$3,313,000	$2,607,000
Contract backlog	1 - 3	800,100	325,200
		4,113,100	2,932,200
Less accumulated amortization expense		(1,797,322)	(1,248,851)
		$2,315,778	$1,683,349

Amortization expense for other intangible assets for the nine months ended January 31, 2008 and 2007 was approximately $548,471 and $233,750, respectively. There are no expected residual values related to these intangible assets.

Inventory

Inventory consists of materials, parts and supplies principally valued at the lower of cost using the first-in-first-out (FIFO) method, or market.

Revenue Recognition

The Company generates its revenue by providing design-build engineering services for specialty communication systems and wireless infrastructure services. The Company provides services that include site design, technology integration, electrical contracting, construction and project management. The Company’s engineering services report revenue pursuant to customer contracts that span varying periods of time. The Company reports revenue from contracts when persuasive evidence of an arrangement exists, fees are fixed or determinable and collection is reasonably assured.

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

Earning Per Common Share

Earning per common share is computed pursuant to SFAS No. 128, "Earnings Per Share". Basic net income per common share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur from common stock issuable through stock options and warrants.  The table below presents the computation of basic and diluted earnings per share for the three and nine months ended January 31, 2008 and 2007, respectively:

Basic earnings per share computation	Three Months Ended		Nine Months Ended
	January 31,		January 31,
Numerator:	2008	2007	2008	2007

Net Income	$383,303	$1,251,879	$3,157,431	$3,230,956

Denominator:

Basic weighted average shares outstanding	7,093,662	5,547,671	7,049,099	5,454,911

Basic net income per common share	$0.05	$0.23	$0.45	$0.59

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Diluted earnings per share computation	Three Months Ended		Nine Months Ended
	January 31,		January 31,
Numerator:	2008	2007	2008	2007

Net Income	$383,303	$1,251,879	$3,157,431	$3,230,956

Denominator:

Basic weighted average shares outstanding	7,093,662	5,547,671	7,049,099	5,454,911

Incremental shares from assumed conversion:

Conversion of stock options	165,049	218,932	200,673	170,440

Conversion of common stock warrants	542,886	556,566	701,773	385,873

Diluted weighted average shares	7,801,597	6,323,169	7,951,545	6,011,224

Diluted net income per common share	$0.05	$0.20	$0.40	$0.54

For the three months ended January 31, 2008 and 2007, 94,362 and 100,248 stock options were excluded from the computation of the diluted earnings per share, respectively. For the nine months ended January 31, 2008 and 2007, 80,191 and 131,000 stock options were excluded from the computation of the diluted earnings per share, respectively. These potentially dilutive securities were excluded because the stock option exercise prices exceeded the average market price of the common stock and, therefore, the effects would be antidilutive.

Other Comprehensive Income

Other comprehensive income for the three and nine months ended January 31, 2008 consists of the following:

	Three Months Ended	Nine Months Ended
	January, 31, 2008	January, 31, 2008

Net income	$383,303	$3,157,431

Other comprehensive income – foreign currency translation adjustments	138,367	248,332

Comprehensive income	$521,670	$3,405,763

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. On February 12, 2008, the FASB issued staff position No. FAS 157-2, “effective date of FASB No. 157 Fair Value Measurements”, which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 157 on the consolidated financial position, results of operations and cash flows or financial statement disclosures.

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

Voacolo

On March 30, 2007, the Company acquired Voacolo. The aggregate consideration paid by the Company to the Voacolo selling shareholders, including acquisition transaction costs of $31,389, was $2,563,863 of which $1,250,000 was paid in cash, and the Company issued 116,497 shares of common stock valued at $1,282,473. In addition, the Company shall pay an additional $2,500,000 in cash or Company common stock if Voacolo’s earnings before interest and taxes for the twelve months ended March 31, 2008 shall equal or exceed $1,100,000. Voacolo was acquired pursuant to a Stock Purchase Agreement among WPCS International Incorporated, and the former Voacolo shareholders, dated and effective as of March 31, 2007. In connection with the acquisition, Voacolo entered into employment agreements with the former Voacolo shareholders, each for a period of two years.  The acquisition of Voacolo expands the Company’s geographic presence in the Mid-Atlantic region and provides additional  electrical contracting services  in both high and low voltage applications, structured cabling and voice/data/video solutions, as well as the expansion of its operations into wireless video surveillance.

A valuation of certain assets was completed, including property and equipment, list of major customers and backlog, and the Company internally determined the fair value of other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approach.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The purchase price allocation has been determined as follows:

Assets purchased:
Cash	$584,094
Accounts receivable	2,102,984
Inventory	217,500
Prepaid expenses	101,974
Costs in excess of billings	215,143
Fixed assets	346,569
Backlog	200,200
Customer lists	132,000
Goodwill	1,065,902
4,966,366
Liabilities assumed:
Accounts payable	(732,252)
Accrued expenses	(102,832)
Payroll and other payables	(80,672)
Billings in excess of costs	(686,327)
Deferred income tax payable	(97,000)
Loan payable	(602,984)
Notes payable	(100,436)
(2,402,503)
Purchase price	$2,563,863

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Major

On August 1, 2007, the Company acquired Major, a Washington corporation. Through January 31 2008, the aggregate consideration paid by the Company to the Major selling shareholders, including acquisition transaction costs of $39,158, was $4,215,698, of which $3,000,000 was paid in cash and the Company issued 97,797 shares of common stock valued at $1,176,540. In February 2008, aggregate additional consideration of $2,542,950 was paid to the major selling shareholders based on the earnout settlement for the calendar year ending December 31, 2007, of which $1,271,475 was paid in cash and the Company issued 145,979 shares of common stock valued at $1,271,475. Major was acquired pursuant to a Stock Purchase Agreement among the Company and the former Major shareholders, dated and effective as of August 1, 2007. In connection with the acquisition, Major entered into employment agreements with the former president and vice president, for a period of one and two years, respectively. The acquisition of Major expands the Company’s geographic presence in the Pacific Northwest region and provides additional wireless and electrical contracting services  in direct digital controls, security, wireless SCADA applications and wireless infrastructure.

A valuation of certain assets was completed, including property and equipment, list of major customers and backlog, and the Company internally determined the fair value of other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approach.

The preliminary purchase price allocation has been determined as follows:

Assets purchased:
Accounts receivable	$3,830,626
Inventory	162,647
Prepaid expenses	117,349
Costs in excess of billings	1,769,462
Fixed assets	682,637
Other assets	8,855
Backlog	130,000
Customer lists	390,000
Goodwill	1,727,136
8,818,712
Liabilities assumed:
Cash overdraft	(52,618)
Accounts payable	(424,513)
Accrued expenses	(6,094)
Payroll and other payable	(605,456)
Billings in excess of costs	(985,204)
Line of credit	(2,086,774)
Loan payable	(24,638)
Capital lease obligation	(242,297)
Shareholder loan	(175,420)
(4,603,014)
Purchase price	$4,215,698

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Max

On August 2, 2007, the Company acquired Max, a Texas limited liability company. The aggregate consideration paid by the Company to the Max selling shareholders, including acquisition transaction costs of $28,971, was $828,971, of which $600,000 was paid in cash and the Company issued 17,007 shares of common stock valued at $200,000. In addition, the Company shall pay an additional: (i) $350,000 in cash or Company common stock if Max’s earnings before interest and taxes for the twelve months period ending August 1, 2008 shall equal or exceed $275,000; and (ii) $375,000 in cash or Company common stock if Max’s earnings before interest and taxes for the twelve months period ending August 1, 2009 shall equal or exceed $375,000. Max was acquired pursuant to a Membership Interest Purchase Agreement among the Company and the former Max members, dated and effective as of August 2, 2007. In connection with the acquisition, Max entered into employment agreements with the former members, each for a period of two years. The acquisition of Max expands the Company’s geographic expansion into Texas and provides additional engineering services that specialize in the design of specialty communication systems and wireless infrastructure for the telecommunications, oil, gas and wind energy markets.

A valuation of certain assets was completed, including property and equipment and list of major customers, and the Company internally determined the fair value of other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approach.

The preliminary purchase price allocation has been determined as follows:

Assets purchased:
Cash	$105,926
Accounts receivable	256,829
Costs in excess of billings	4,500
Fixed assets	21,890
Other assets	1,950
Customer lists	216,000
Goodwill	302,880
909,975
Liabilities assumed:
Accrued expenses	(59,186)
Payroll and other payables	(19,318)
Accrued tax payable	(2,500)
(81,004)
Purchase price	$828,971

Empire

On November 1, 2007, the Company acquired Gomes and Gomes, Inc. dba Empire Electric, a California corporation (Empire). The aggregate consideration paid by the Company to the Empire selling shareholders, including acquisition transaction costs of $31,029, was $1,856,029, of which $1,825,000 was paid in cash, subject to adjustment. In addition, the Company shall pay an additional $1,000,000 in cash if Empire’s earnings before interest and taxes for the year ended October 31, 2007 shall equal or exceed $850,000. The Company expects to settle the earnout payment by March 31, 2008. Empire was acquired pursuant to a Stock Purchase Agreement among the Company and the former shareholders of Empire, dated as of November 1, 2007.  In connection with the acquisition, Empire entered into employment agreements with the former shareholders for a period of two years. The acquisition of Empire expands the Company’s geographic presence in California and provides additional electrical contractor services that specialize in low voltage applications for healthcare, state government and military customers.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Based on the preliminary information currently available, the preliminary allocation has been made resulting in goodwill and other intangible assets of approximately $1,031,000. Upon completion of a final purchase price allocation, there may be an increase or decrease in the amount assigned to goodwill and a corresponding increase or decrease in tangible or other intangible assets.

The preliminary purchase price allocation has been determined as follows:

Assets purchased:
Cash	$83,155
Accounts receivable	2,326,029
Inventory	197,961
Prepaid expenses	371,453
Costs in excess of billings	149,677
Fixed assets	212,230
Backlog	344,900
Customer lists	100,000
Goodwill	586,103
4,371,508
Liabilities assumed:

Accounts payable	(1,113,789)
Accrued expenses	(47,165)
Payroll and other payable	(327,112)
Billings in excess of costs	(156,580)
Line of credit	(400,000)
Income tax payable	(240,000)
Deferred tax liability	(15,444)
Notes payable	(47,024)
Shareholder loan	(168,365)
(2,515,479)
Purchase price	$1,856,029

James

On November 30, 2007, the Company acquired James Design Pty Ltd, an Australia corporation (James). The aggregate consideration paid by the Company to the James selling shareholders, including acquisition transaction costs of $65,625, was $1,145,625, of which $1,080,000 was paid in cash, subject to adjustment. James was acquired pursuant to a Stock Purchase Agreement among the Company and the former shareholders of James, dated as of November 30, 2007. In connection with the acquisition, the Company entered into an employment agreement with the former president for a period of two years. James is a design engineering services company specializing in building automation including mechanical, electrical, hydraulic, fire protection, lift, security access and wireless systems. The acquisition of James provides the Company international expansion into Australia consistent with our emphasis on Australia, China and surrounding Pacific Rim countries.

Based on the preliminary information currently available, the preliminary allocation has been made resulting in goodwill and other intangible assets of approximately $821,000. Upon completion of a final purchase price allocation, there may be an increase or decrease in the amount assigned to goodwill and a corresponding increase or decrease in tangible or other intangible assets.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The preliminary purchase price allocation has been determined as follows:

Assets purchased:
Cash	231,386
Accounts receivable	312,135
Prepaid expenses	23,881
Costs in excess of billings	26,271
Fixed assets	103,951
Other assets	830
Goodwill and other intangibles	820,818
1,519,272
Liabilities assumed:

Accounts payable	(26,287)
Accrued expenses	(74,510)
Payroll and other payable	(9,409)
Loan payable	(6,099)
Sales and use tax payable	(40,516)
Income tax payable	(216,826)
(373,647)
Purchase price	1,145,625

Pro forma Information

The following unaudited pro forma financial information presents the combined results of operations of the Company, NECS, SECS, Voacolo, TAGS, Major, Max, Empire and James for the three and nine months ended January 31, 2008 and 2007 as if the acquisitions had occurred at May 1, 2006, including the issuance of the Company’s common stock as part of the consideration for the applicable acquisitions. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, NECS, SECS, Voacolo, TAGS, Major, Max, Empire and James been a single entity during this period.

	Consolidated Pro Forma

	Three months ended		Nine months ended
	January 31,		January 31,
	2008	2007	2008	2007

Revenues	$25,010,045	$27,078,764	$84,499,454	$81,704,027

Net income	431,940	1,509,217	3,506,184	5,244,918

Basic weighted common shares	7,093,662	5,852,865	7,101,533	5,817,434
Diluted weighted common shares	7,801,597	6,628,363	8,003,979	6,373,747

Basic net income per common share	$0.06	$0.26	$0.49	$0.90
Diluted net income per common share	$0.06	$0.23	$0.44	$0.82

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Costs and estimated earnings on uncompleted contracts consist of the following at January 31, 2008 and April 30, 2007:

	January 31, 2008	April 30, 2007
Costs incurred on uncompleted contracts	$62,945,703	$39,431,006
Estimated contract profit	20,793,056	12,513,277
	83,738,759	51,944,283
Less: billings to date	81,819,376	51,717,031
Net excess of costs	$1,919,383	$227,252

Costs and estimated earnings in excess of billings	$4,599,455	$2,499,940

Billings in excess of costs and estimated earnings on uncompleted contracts	(2,680,072)	(2,272,688)
Net excess of costs	$1,919,383	$227,252

NOTE 5 – DEBT

Lines of Credit

On April 10, 2007, the Company entered into a loan agreement with Bank of America, N.A. (BOA). The loan agreement (the Loan Agreement), provides for a revolving line of credit in an amount not to exceed $12,000,000, together with a letter of credit facility not to exceed $2,000,000. The Company and its subsidiaries also entered into security agreements with BOA, pursuant to which each entity granted a security interest to BOA in all of their assets. The Loan Agreement contains customary covenants, including but not limited to (i) funded debt to tangible net worth, and (ii) minimum interest coverage ratio. As of January 31, 2008, the Company was in compliance with the loan agreement covenants. The loan commitment shall expire on April 10, 2010. The Company may prepay the loan at any time.

Loans under  the  Loan  Agreement  bear  interest  at  a  rate  equal  to  BOA’s  prime rate, minus one percentage point. The Company has the option to elect to use the optional interest rate of LIBOR plus one hundred seventy-five basis points (3.28% LIBOR rate plus one and three quarters percent as of January 31, 2008).  As of January 31, 2008, there was $644,000 in borrowings outstanding under the Loan Agreement.

In connection with the acquisition of Empire, the Company assumed a revolving line of credit facility with a commercial bank in the amount of $750,000. As of January 31, 2008, the outstanding balance was $570,000 and bore interest at 9.25%. This line is expected to be repaid by the Company by March 31, 2008.

Loans Payable

The Company’s long-term debt also consists of notes issued by the Company or assumed in acquisitions related to the purchase of property and equipment in the ordinary course of business. At January 31, 2008, loans payable totaled approximately $3,255,700 with interest rates ranging from 0% to 9.49%.

NOTE 6 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of Walker, the Company assumed a ten-year lease with a trust, of which, a certain officer of the Company is the trustee, for a building and land located in Fairfield, California, which is occupied by its Walker subsidiary.  For the nine months ended January 31, 2008 and 2007, the rent paid for this lease was $67,756 and $66,210, respectively.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the acquisition of Clayborn, the Company was obligated to pay an additional $1,100,000 in quarterly distributions to the former Clayborn shareholders by December 31, 2007. For the nine months ended January 31, 2008, payments of $707,000 were made to the former Clayborn shareholders. The remaining  $393,000 was paid in prior fiscal years.

In connection with the acquisition of SECS in fiscal 2007, the Company leases its Sarasota, Florida location from a trust, of which one of the former shareholders of SECS is the trustee. For the nine months ended January 31, 2008, the rent paid for this lease was $39,290.

In connection with the acquisition of Voacolo in fiscal 2007, the Company leases its Trenton, New Jersey location from Voacolo Properties LLC, of which the former shareholders of Voacolo are the members. For the nine months ended January 31, 2008, the rent paid for this lease was $40,500.

NOTE 7 – STOCK-BASED COMPENSATION

In September 2006, the Company adopted the 2007 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2007 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  At January 31, 2008, there were no stock options granted under this plan.

In September 2005, the Company adopted the 2006 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2006 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  These shares were registered under Form S-8. Under the terms of the 2006 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant.  These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At January 31, 2008, options to purchase 326,726 shares were outstanding at exercise prices ranging from $6.14 to $12.10. At January 31, 2008, there were 1,698 options available for grant under the 2006 Incentive Stock Plan.

In March 2003, the Company established a stock option plan pursuant to which options to acquire a maximum of 416,667 shares of the Company's common stock were reserved for grant (the 2002 Plan). These shares were registered under Form S-8. Under the terms of the 2002 Plan, the options are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At January 31, 2008, options to purchase 232,009 shares were outstanding at exercise prices ranging from $4.80 to $16.20. At January 31, 2008, there were 42,141 shares available for grant under the 2002 Plan.

In accordance with SFAS 123(R) (revised December 2004), “Share-Based Payment, an amendment of SFAS 123, Accounting for Stock-Based Compensation”, the Company recognizes stock-based employee compensation expense. The Company recorded stock-based compensation of $38,047 for the nine months ended January 31, 2008, compared to $30,666 for the nine months ended January 31, 2007.

At January 31, 2008, the total compensation cost related to unvested stock options granted to employees under the Company’s stock option plans but not yet recognized was approximately $86,000 and is expected to be recognized over a weighted-average period of 1.9 years. For the nine months ended January 31, 2008 and 2007, the weighted average fair value of stock options granted was $5.23 and $3.86, respectively.

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

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. Compensation cost is then recognized on a straight-line basis over the vesting or service period and is net of estimated forfeitures.  There were no stock options granted by the Company in the three months ended January 31, 2008 or 2007.  The following assumptions were used to compute the fair value of stock options granted during the nine months ended January 31, 2008 and 2007, respectively:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended
	January 31,
	2008	2007

Risk-free interest rate	4.31% to 4.74%	4.73% to 4.96%
Expected volatility	57.0% to 58.3%	61.0% to 62.4%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	3.5	3.5

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

The following table summarizes stock option activity for the nine months ended January 31, 2008, during which there were 9,831 options exercised under the Company’s stock option plans:

	2002 Plan				2006 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2007	233,575	$8.43			327,259	$6.22

Granted	9,200	$10.95			6,000	$12.10
Exercised	(4,498)	$5.76			(5,333)	$6.65
Forfeited/Expired	(6,268)	$13.75			(1,200)	$7.23

Outstanding, January 31, 2008	232,009	$8.44	1.5	$257,049	326,726	$6.31	2.8	$636,686

Vested and expected to vested, January 31, 2008	229,650	$8.43	1.4	$256,296	325,091	$6.29	2.8	$636,213

Exercisable, January 31, 2008	215,097	$8.38	1.3	$249,893	313,900	$6.17	2.7	$632,622

NOTE 8 - SEGMENT REPORTING

The Company's reportable segments are determined and reviewed by management based upon the nature of the services, the external customers and customer industries and the sales and distribution methods used to market the products. The Company has two reportable segments: wireless infrastructure services and specialty communication systems.  Management evaluates performance based upon income (loss) before income taxes. Corporate includes corporate salaries and external professional fees, such as accounting, legal and investor relations costs. Corporate assets primarily include cash and prepaid expenses.  Segment results for the three and nine months ended January 31, 2008 and 2007 are as follows:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For Three Months Ended January 31, 2008				For Three Months Ended January 31, 2007
	Corporate	Wireless Infrastructure	Specialty Communication	Total	Corporate	Wireless Infrastructure	Specialty Communication	Total

Revenue	$-	$2,800,380	$22,001,699	$24,802,079	$-	$3,012,031	$15,109,374	$18,121,405

Depreciation and amortization	$8,309	$58,983	$550,710	$618,002	$13,917	$75,724	$220,433	$310,074

Income (loss) before income taxes	$(528,127)	$(151,500)	$1,315,631	$636,004	$(431,438)	$42,043	$2,519,736	$2,130,341

	As of and for the Nine Months Ended January 31, 2008				As of and for the Nine Months Ended January 31, 2007
	Corporate	Wireless Infrastructure	Specialty Communication	Total	Corporate	Wireless Infrastructure	Specialty Communication	Total

Revenue	$-	$9,394,315	$65,328,814	$74,723,129	$-	$9,427,000	$42,883,727	$52,310,727

Depreciation and amortization	$27,720	$193,381	$1,395,103	$1,616,204	$42,760	$200,749	$637,456	$880,965

Income (loss) before income taxes	$(1,809,475)	$599,050	$6,342,741	$5,132,316	$(1,439,989)	$585,171	$6,175,416	$5,320,598

Goodwill	$-	$4,582,176	$19,384,631	$23,966,807	$-	$4,294,631	$14,724,821	$19,019,452

Total assets	$1,557,930	$11,546,354	$63,335,226	$76,439,510	$12,955,887	$10,511,580	$38,696,476	$62,163,943

As of and for the nine months ended January 31, 2008, the specialty communication systems segment includes approximately $1,367,000 in revenue and $1,844,000 of net assets held in China related to the Company’s 60% interest in TAGS and $206,000 in revenue and $1,170,000 of net assets held in Australia related to the Company’s 100% ownership in James.

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

In general wireless connectivity, we design and deploy networks that allow entities to reduce their dependence on high cost leased land lines. We have the engineering expertise to utilize any facet of wireless technology or a combination of various wireless technologies to engineer a cost effective network for a customer’s wireless communication requirement.   In addition, the design and deployment of a specialty communication system is a comprehensive effort that requires an in-depth knowledge of radio frequency engineering so that the wireless network is free from interference with other signals and amplified sufficiently to carry data, voice or video with speed and accuracy. For the nine months ended January 31, 2008, specialty communication systems represented approximately 87% of our total revenue.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Major wireless carriers have come to depend on our experience in providing engineering and support services that keep their networks technologically advanced and consistently operational. We have extensive experience in the installation, testing and commissioning of base station equipment. We provide complete services including testing, equipment modification, reconfiguration, structured cabling and relocating equipment at the cell site. In addition, WPCS also performs network modifications, antenna sectorization, electrical work and maintenance. For the nine months ended January 31, 2008, wireless infrastructure services represented approximately 13% of our total revenue.

Significant Events, Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition:

•
For the nine months ended January 31, 2008, the specialty communication systems segment represented approximately 87% of total revenue, and the wireless infrastructure services segment represented approximately 13%. This revenue mix remains consistent with our historical performance and focus, in which over 80% of our total revenue has been derived from specialty communication systems.

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

•
We believe that our two most important economic indicators for measuring our future revenue producing capability are our backlog and bid list.  At January 31, 2008, our backlog of unfilled orders was approximately $67 million and our bid list, which represents project bids under proposal for new and existing customers, was approximately $129 million, which are at their highest levels historical, and indicates that demand for our services remains high. By comparison, our backlog and bid list was approximately $36 million and $125 million respectively, at October 31, 2007.

•
In general, we plan for our consolidated cost of revenue to fall in the range of 70 to 72% of revenue.  For the nine months ended January 31, 2008, consolidated cost of revenue was 72% compared to 69% for the same period in the prior year.  We are experiencing modest gross margin pressure compared to the same period in the prior year due to: (1) the subprime credit issues and the lack of residential housing projects, where in certain markets there are a growing number of general contractors competing for non-wireless projects and bidding down prices. While we are primarily focused on the high-end wireless design and deployment market, we have a modest exposure to this type of low-end contracting work; and (2) delays or postponements of certain projects with wireless carriers, resulting in contractors bidding down prices on remaining work.  Management is addressing these issues through continued focus and diversification to specialty communication systems projects.

•
We continue to maintain a healthy balance sheet with approximately $27 million in working capital and credit facility borrowings of only approximately $1.2 million.  We expect to use our working capital and availability under the credit facility to fund our continued growth.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying consolidated financial statements include the accounts of WPCS International Incorporated (WPCS) and its wholly owned subsidiaries, WPCS Incorporated , Invisinet, Inc. (Invisinet), Walker Comm, Inc. (Walker), Clayborn Contracting Group, Inc. (Clayborn), Heinz Corporation (Heinz), Quality Communications & Alarm Company, Inc. (Quality), New England Communications Systems, Inc. (NECS) from June 1, 2006 (date of acquisition), Southeastern Communication Services, Inc. (SECS) from July 19, 2006 (date of acquisition), Voacolo Electric Incorporated (Voacolo) from March 30, 2007 (date of acquisition), Taian AGS Pipeline Construction Co., Ltd. (TAGS) from April 5, 2007 (date of acquisition), Major Electric, Inc. (Major) from August 1, 2007 (date of acquisition), Max Engineering LLC (Max) from August 2, 2007 (date of acquisition), Gomes and Gomes, Inc. dba Empire Electric (Empire) from November 1, 2007 (date of acquisition), WPCS Australia Pty Ltd  from November 12, 2007 (date of formation), and James Design Pty Ltd (James) from November 30, 2007 (date of acquisition), collectively the "Company".

Results of Operations for the Three Months Ended January 31, 2008 Compared to the Three Months Ended January 31, 2007

Consolidated results for the three months ended January 31, 2008 and 2007 were as follows:

	Three Months Ended
	January 31,
	2008		2007

REVENUE	$24,802,079	100.0%	$18,121,405	100.0%

COSTS AND EXPENSES:
Cost of revenue	18,010,149	72.6%	12,150,372	67.0%
Selling, general and administrative expenses	5,573,644	22.5%	3,538,395	19.6%
Depreciation and amortization	618,002	2.5%	310,074	1.7%

Total costs and expenses	24,201,795	97.6%	15,998,841	88.3%

OPERATING INCOME	600,284	2.4%	2,122,564	11.7%

OTHER EXPENSE (INCOME):
Interest expense	69,269	0.3%	112,387	0.6%
Interest income	(81,082)	(0.3%)	(120,164)	(0.7%)
Minority interest	(23,907)	(0.1%)	-	0.0%

INCOME BEFORE INCOME TAX PROVISION	636,004	2.5%	2,130,341	11.8%

Income tax provision	252,701	1.0%	878,462	4.9%

NET INCOME	$383,303	1.5%	$1,251,879	6.9%

Revenue

Revenue for the three months ended January 31, 2008 was approximately $24,802,000, as compared to approximately $18,121,000 for the three months ended January 31, 2007. The increase in revenue for the period was primarily attributable to the acquisitions of Voacolo on March 30, 2007, TAGS on April 5, 2007, Major on August, 2007, Max on August 2, 2007, Empire on November 1, 2007, and James on November 30, 2007. For the three months ended January 31, 2008, there were no customers which comprised more than 10% of total revenue.  For the three months ended January 31, 2007, we had two separate customers which comprised 21.7% and 10.9% of total revenue.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total revenue from the specialty communication segment for the three months ended January 31, 2008 and 2007 was approximately $22,002,000 or 88.7% and $15,109,000 or 83.4% of total revenue, respectively.  The increase in revenue was primarily attributable to the acquisitions of Voacolo, TAGS, Major, Empire and James. Wireless infrastructure segment revenue for the three months ended January 31, 2008 and 2007 was approximately $2,800,000 or 11.3% and $3,012,000 or 16.6% of total revenue, respectively.  The decrease in revenue was due primarily to delays or postponement of certain projects with wireless carriers.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs.  Our cost of revenue was approximately $18,010,000 or 72.6% of revenue for the three months ended January 31, 2008, compared to $12,150,000 or 67.0% for the same period of the prior year.  The dollar increase in our total cost of revenue is due primarily to the corresponding increase in revenue during the three months ended January 31, 2008 as a result of the acquisitions of Voacolo, TAGS, Major, Max, Empire, and James.  The increase as a percentage of revenue is due primarily to the revenue blend attributable to our existing subsidiaries and recent acquisitions.

The specialty communication segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended January 31, 2008 and 2007 was approximately $15,840,000 and 72.0% and $9,996,000 and 66.2%, respectively.  As discussed above, the dollar increase in our total cost of revenue is due primarily to the corresponding increase in revenue during the three months ended January 31, 2008 as a result of the acquisitions completed within the last year. The increase as a percentage of revenue is due primarily to the revenue blend attributable to Walker, Clayborn, Quality, NECS and the recent acquisitions of Voacolo, TAGS, Major, Empire and James.  Secondarily, we have experienced modest gross margin pressure in certain markets from more general contractors competing for non-wireless projects and bidding down prices on this type of low-end contracting work.

Wireless infrastructure segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended January 31, 2008 and 2007 was approximately $2,170,000 and 77.5% and $2,154,000 and 71.5%, respectively.  The increase as a percentage of revenue was due primarily to the revenue blend attributable to Heinz, SECS and the recent acquisition of Max. Secondarily, we have experienced modest gross margin pressure as the wireless carriers delay or postpone projects, which result in contractors bidding down prices on remaining work.

Selling, General and Administrative Expenses

For the three months ended January 31, 2008, total selling, general and administrative expenses were approximately $5,574,000, or 22.5% of total revenue compared to $3,538,000, or 19.6% of revenue for the same period of the prior year. The dollar increase is primarily due to the acquisitions of Voacolo, TAGS, Major, Max, Empire and James. Included in selling, general and administrative expenses for the three months ended January 31, 2008 are $3,200,000 for salaries, commissions, payroll taxes and other employee benefits. The increase in salaries and payroll taxes compared to the same period of the prior year (see below) is due to the increase in headcount as a result of the acquisitions of Voacolo, TAGS, Major, Max, Empire and James. Professional fees were $201,000, which include accounting, legal and investor relation fees. Insurance costs were $634,000 and rent for office facilities was $218,000.  Automobile and other travel expenses were $569,000 and telecommunication expenses were $145,000. Other selling, general and administrative expenses totaled $607, 000.  For the three months ended January 31, 2008, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were $4,275,000 and $730,000, respectively.

For the three months ended January 31, 2007, total selling, general and administrative expenses were approximately $3,538,000, or 19.6% of total revenue. Included in selling, general and administrative expenses for the three months ended January 31, 2007 were $2,045,000 for salaries, commissions, and payroll taxes.  Professional fees were $87,000, which include accounting, legal and investor relation fees. Insurance costs were $506,000 and rent for office facilities was $140,000.  Automobile and other travel expenses were $228,000 and telecommunication expenses were $82,000. Other selling, general and administrative expenses totaled $450,000. For the three months ended January 31, 2007, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were approximately $2,442,000 and $746,000, respectively.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Depreciation and Amortization

For the three months ended January 31, 2008 and 2007, depreciation was approximately $393,000 and $186,000, respectively.  The increase in depreciation is due to the purchase of property and equipment and the acquisition of fixed assets from acquiring Voacolo, TAGS, Major, Max, Empire and James.  The amortization of customer lists and backlog for the three months ended January 31, 2008 was $225,000 as compared to $124,000 for the same period of the prior year.  The increase in amortization was due to the acquisition of customer lists from Voacolo, Major, Max, and Empire and backlog from Voacolo, Major and Empire. All customer lists are amortized over a period of five to nine years from the date of their acquisitions. Backlog is amortized over a period of one to three years from the date of acquisition based on the expected completion period of the related contracts.

Interest Expense and Interest Income

For the three months ended January 31, 2008 and 2007, interest expense was approximately $69,000 and $112,000, respectively. The decrease in interest expense is due principally to a reduction in borrowings on lines of credit compared to the three months ended January 31, 2007, and secondarily from a reduction in interest rates. As of January 31, 2008, there was $1,214,000 of total borrowings outstanding under lines of credit.

           For the three months ended January 31, 2008 and 2007, interest income was approximately $81,000 and $120,000, respectively. The decrease in interest earned is due principally to the decrease in our cash and cash equivalent balance over the same period in the prior year.

Net Income

The net income was approximately $383,000 for the three months ended January 31, 2008. Net income was net of federal and state income tax expense of approximately $253,000.  The decrease in the effective tax rate was primarily the result of the mix of pre-tax income generated by the various operating subsidiaries.

The net income was approximately $1,252,000 for the three months ended January 31, 2007. Net income was net of federal and state income tax expense of approximately $878,000.

Results of Operations for the Nine Months Ended January 31, 2008 Compared to the Nine Months Ended January 31, 2007

Consolidated results for the nine months ended January 31, 2008 and 2007 were as follows:

	Nine Months Ended
	January 31,
	2008		2007

REVENUE	$74,723,129	100.0%	$52,310,727	100.0%

COSTS AND EXPENSES:
Cost of revenue	53,844,717	72.1%	36,202,802	69.2%
Selling, general and administrative expenses	14,151,781	18.9%	9,874,455	18.9%
Depreciation and amortization	1,616,204	2.2%	880,965	1.7%

Total costs and expenses	69,612,702	93.2%	46,958,222	89.8%

OPERATING INCOME	5,110,427	6.8%	5,352,505	10.2%

OTHER EXPENSE (INCOME):
Interest expense	377,487	0.5%	326,823	0.6%
Interest income	(436,257)	(0.6%)	(294,916)	(0.6%)
Minority interest	36,881	0.0%	-	0.0%

INCOME BEFORE INCOME TAX PROVISION	5,132,316	6.9%	5,320,598	10.2%

Income tax provision	1,974,885	2.6%	2,089,642	4.0%

NET INCOME	$3,157,431	4.3%	$3,230,956	6.2%

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Revenue for the nine months ended January 31, 2008 was approximately $74,723,000, as compared to approximately $52,311,000 for the nine months ended January 31, 2007. The increase in revenue for the period was primarily attributable to the acquisitions of NECS, SECS, Voacolo, TAGS, Major, Max, Empire and James. For the nine months ended January 31, 2008, there were no customers which comprised more than 10% of total revenue.  For the nine months ended January 31, 2007, we had two separate customers which comprised 19.3% and 12.9% of total revenue.

Total revenue from the specialty communication segment for the nine months ended January 31, 2008 and 2007 was approximately $65,329,000 or 87.4% and $42,884,000 or 82.0% of total revenue, respectively. Wireless infrastructure segment revenue for the nine months ended January 31, 2008 and 2007 was approximately $9,394,000 or 12.6% and $9,427,000 or 18.0% of total revenue, respectively.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs. Our cost of revenue was approximately $53,845,000 or 72.1% of revenue for the nine months ended January 31, 2008, compared to approximately $36,203,000 or 69.2% for the prior year. The dollar increase in our total cost of revenue was due to the corresponding increase in revenue during the nine months ended January 31, 2008, primarily from the revenue blend from the acquisitions of NECS, SECS, Voacolo, TAGS, Major, Max, Empire and James. The increase as a percentage of revenue is due primarily to the revenue blend attributable to our existing subsidiaries and recent acquisitions.

The specialty communication segment cost of revenue and cost of revenue as a percentage of revenue for the nine months ended January 31, 2008 and 2007 was approximately $47,359,000 and 72.5% and $29,262,000 and 68.2%, respectively. As discussed above, the dollar increase in our total cost of revenue was due to the corresponding increase in revenue during the nine months ended January 31, 2008 primarily attributable to the acquisitions completed within the last year. The increase as a percentage of revenue is due primarily to the revenue blend attributable to Walker, Clayborn, Quality, NECS and the recent acquisitions of Voacolo, TAGS, Major, Empire and James.  Secondarily, we have experienced modest gross margin pressure in certain markets from more general contractors competing for non-wireless projects and bidding down prices on this type of low-end contracting work.

Wireless infrastructure segment cost of revenue and cost of revenue as a percentage of revenue for the nine months ended January 31, 2008 and 2007 was approximately $6,486,000 and 69.0% and $6,941,000 and 73.6%, respectively. The dollar decrease in our cost of revenue is due to the corresponding decrease in revenue during the nine months ended January 31, 2008.  The decrease as a  percentage of revenue during the nine months ended January 31, 2008 was due primarily to the completion of a specific project at greater than normal gross margin during the first quarter of fiscal 2008, and secondarily from the revenue blend from Heinz, SECS and the acquisition of Max.  These decreases were offset by modest gross margin pressure as the wireless carriers delay or postpone projects, which result in contractors bidding down prices on remaining work.

Selling, General and Administrative Expenses

For the nine months ended January 31, 2008, total selling, general and administrative expenses were approximately $14,152,000, or 18.9% of total revenue compared to $9,874,000 or 18.9% of revenue for the same period in the prior year. The dollar increase in the selling, general and administrative expenses is due to the acquisitions of NECS, SECS, Voacolo, TAGS, Major, Max, Empire and James. Included in selling, general and administrative expenses for the nine months ended January 31, 2008 were $8,079,000 for salaries, commissions, and payroll taxes. The increase in salaries and payroll taxes compared to the prior year was due to the increase in headcount as a result of the acquisitions of NECS, SECS, Voacolo, TAGS, Major, Max, Empire and James. Professional fees were $698,000, which include accounting, legal and investor relation fees. Insurance costs were $1,626,000 and rent for office facilities was $562,000.  Automobile and other travel expenses were $1,292,000 and telecommunication expenses were $367,000. Other selling, general and administrative expenses totaled $1,528,000. For the nine months ended January 31, 2008, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were approximately $10,074,000 and $2,155,000, respectively.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the nine months ended January 31, 2007, total selling, general and administrative expenses were approximately $9,874,000, or 18.9% of total revenue. Included in selling, general and administrative expenses for the nine months ended January 31, 2007 were $5,349,000 for salaries, commissions, and payroll taxes. Professional fees were $509,000, which include accounting, legal and investor relation fees. Insurance costs were $1,367,000 and rent for office facilities was $411,000.  Automobile and other travel expenses were $708,000 and telecommunication expenses were $232,000. Other selling, general and administrative expenses totaled $1,298,000. For the nine months ended January 31, 2007, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were approximately $6,923,000 and $1,705,000, respectively.

Depreciation and Amortization

For the nine months ended January 31, 2008 and 2007, depreciation was approximately $1,067,000 and $523,000, respectively.  The increase in depreciation was due to the purchase of property and equipment and the acquisition of fixed assets from acquiring NECS, SECS, Voacolo, TAGS, Major, Max, Empire and James. The amortization of customer lists and backlog for the nine months ended January 31, 2008 was approximately $549,000 as compared to $358,000 for the same period of the prior year. The increase in amortization was due to the acquisition of customer lists from NECS, SECS, Voacolo, Major, Max, and Empire and backlog from SECS, Voacolo, Major and Empire. All customer lists are amortized over a period of five to nine years from the date of their acquisition. Backlog is amortized over a period of one to three years from the date of its acquisition based on the expected completion period of the related contracts.

Interest Expense and Interest Income

For the nine months ended January 31, 2008 and 2007, interest expense was approximately $377,000 and $327,000, respectively. The increase in interest expense is due principally from the acquisition of Major, offset by a reduction in borrowings on lines of credit compared to the nine months ended January 31, 2007. As of January 31, 2008, there was $1,214,000 of total borrowings outstanding under lines of credit, compared to $4,454,217 as of January 31, 2007.

For the nine months ended January 31, 2008 and 2007, interest income was approximately $436,000 and $294,000, respectively. The increase in interest earned is due to the overall increase in cash or cash equivalents from the nine months ended January 31, 2007.

Net Income

The net income was approximately $3,157,000 for the nine months ended January 31, 2008. Net income was net of federal and state income tax expense of approximately $1,975,000.

The net income was approximately $3,231,000 for the nine months ended January 31, 2007. Net income was net of federal and state income tax expense of approximately $2,090,000.

Liquidity and Capital Resources

At January 31, 2008, we had working capital of approximately $26,610,000, which consisted of current assets of approximately $43,145,000 and current liabilities of $16,535,000.

Operating activities provided approximately $283,000 in cash for the nine months ended January 31, 2008.  The sources of cash from operating activities total approximately $5,201,000, comprised of $3,157,000 in net income, $1,808,000 in net non-cash charges, and a $236,000 increase in deferred revenue. The uses of cash from operating activities total approximately $4,918,000, comprised of a $1,559,000 increase in accounts receivables, a $149,000 increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $762,000 increase of inventory, a $463,000 increase in prepaid expenses and other assets, a $665,000 decrease in accounts payable and accrued expenses, a $734,000 decrease in billings in excess of costs and estimated earnings on uncompleted contracts payable and a $586,000 decrease in income tax payable.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our investing activities utilized approximately $6,937,000 in cash during the nine months ended January 31, 2008, which consisted of $619,000 paid for property and equipment and $6,318,000 paid for the acquisitions of NECS, SECS, Voacolo, Major, Max, Empire and James, net of cash received.

Our financing activities used cash of approximately $6,506,000 during the nine months ended January 31, 2008. Financing activities included $5,727,000 of line of credit payments, $883,000 to pay amounts due to shareholders, $57,000 of capital lease payments and $10,000 of equity issuance costs, offset by net proceeds from the exercise of stock options of approximately $60,000, an additional $95,000 net borrowings of loans payable and a $16,000 tax benefit from the exercise of stock options.

Our capital requirements depend on numerous factors, including the market for our services, the resources we devote to developing, marketing, selling and supporting our business, the timing and extent of establishing additional markets and other factors.

On April 10, 2007, we entered into a loan agreement with Bank of America, N.A. (BOA). The loan agreement (Loan Agreement), provides for a revolving line of credit in an amount not to exceed $12,000,000, together with a letter of credit facility not to exceed $2,000,000. We and our subsidiaries also entered into security agreements with BOA, pursuant to which we granted a security interest to BOA in all of our assets. The Loan Agreement contains customary covenants, including but not limited to (i) funded debt to tangible net worth, and (ii) minimum interest coverage ratio. The loan commitment shall expire on April 10, 2010, and we may prepay the loan at any time.  Loans under the Loan Agreement bear interest at a rate equal to BOA’s prime rate, minus one percentage point, or we have the option to elect to use the optional interest rate of LIBOR plus one hundred seventy-five basis points (3.28% LIBOR rate plus one and three quarters percent as of January 31, 2008). As of January 31, 2008, there was $644,000 of borrowings outstanding under the Loan Agreement.

At January 31, 2008, we had cash and cash equivalents of approximately $8,417,000 and working capital of approximately $26,610,000. With the funds available from the Loan Agreement and internally available funds, we believe that we have sufficient capital to meet our short term needs. Our future operating results may be affected by a number of factors including our success in bidding on future contracts and our continued ability to manage controllable costs effectively. To the extent we grow by future acquisitions that involve consideration other than stock, our cash requirements may increase.

On March 30, 2007, we acquired Voacolo. The aggregate consideration paid by us to the Voacolo selling shareholders, including acquisition transaction costs of $31,389, was $2,563,863 of which $1,250,000 was paid in cash, and we issued 116,497 shares of common stock valued at $1,282,473. In addition, we shall pay an additional $2,500,000 in cash or our common stock if Voacolo’s earnings before interest and taxes for the twelve months ended March 31, 2008 shall equal or exceed $1,100,000.  The acquisition of Voacolo expands our geographic presence in the Mid-Atlantic region and provides additional  electrical contracting services  in both high and low voltage applications, structured cabling and voice/data/video solutions, as well as the expansion of our operations into wireless video surveillance.

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

On August 1, 2007, we acquired Major, a Washington corporation. Through January 31, 2008, the aggregate consideration paid by us to the Major selling shareholders, including acquisition transaction costs of $39,158, was $4,215,698, of which $3,000,000 was paid in cash and we issued 97,797 shares of common stock valued at $1,176,540. In February 2008, aggregate additional consideration of $2,542,950 was paid to the major selling shareholders based on the earnout settlement for the calendar year ended December 31, 2007 of which $1,271,475 was paid in cash and we issued 145,979 shares valued at $1,271,475.  The acquisition of Major expands our geographic presence in the Pacific Northwest region and provides additional wireless and electrical contracting services  in direct digital controls, security, wireless SCADA applications and wireless infrastructure.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On August 2, 2007, we acquired Max. The aggregate consideration paid by us to the Max selling shareholders, including acquisition transaction costs of $28,971, was $828,971, of which $600,000 was paid in cash and we issued 17,007 shares of common stock valued at $200,000. In addition, we shall pay an additional: (i) $350,000 in cash or our common stock if Max’s earnings before interest and taxes for the twelve months period ending August 1, 2008 shall equal or exceed $275,000; and (ii) $375,000 in cash or our common stock if Max’s earnings before interest and taxes for the twelve months period ending August 1, 2009 shall equal or exceed $375,000.  The acquisition of Max expands our geographic presence into Texas and provides additional engineering services that specialize in the design of specialty communication systems and wireless infrastructure for the telecommunications, oil, gas and wind energy markets.

On November 1, 2007, we acquired Empire. The aggregate consideration paid by us to the Empire selling shareholders, including acquisition transaction costs of $31,029, was $1,856,029, of which $1,825,000 was paid in cash. In addition, we shall pay an additional $1,000,000 in cash if Empire’s earnings before interest and taxes for the year ended October 31, 2007 shall equal or exceed $850,000. We expect to settle the earnout payment by March 31, 2008.  The acquisition of Empire expands our geographic presence in California and provides additional electrical contractor services that specialize in low voltage applications for healthcare, state government and military customers.

On November 30, 2007, we acquired James. The aggregate consideration paid by us to the James selling shareholders, including acquisition transaction costs of $65,625, was $1,145,625, of which $1,080,000 was paid in cash, subject to adjustment.   James is a design engineering services company specializing in building automation including mechanical, electrical, hydraulic, fire protection, lift, security access and wireless systems. The acquisition of James provides us international expansion into Australia consistent with our emphasis on Australia, China and surrounding Pacific Rim countries.

Backlog

As of January 31, 2008, we had a backlog of unfilled orders of approximately $66.6 million compared to approximately $24.9 million at January 31, 2007. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

Our annual review for goodwill impairment for the fiscal years 2007 and 2006 found that no impairment existed. Our impairment review is based on comparing the fair value to the carrying value of the reporting units with goodwill. The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. Reporting units with goodwill include Heinz/Invisinet, SECS and Max within our wireless infrastructure segment and Walker, Clayborn, Quality, NECS, Voacolo, Major, Empire and James within our specialty communications segment. Our estimates are consistent with the plans and estimates that we are using to manage the underlying businesses. If we fail to deliver products and services for these business units, or market conditions for these businesses fail to improve, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our net equity and results of operations.

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

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. On February 12, 2008, the FASB issued staff position No. FAS 157-2, “effective date of FASB No. 157 Fair Value Measurements”, which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 157 on our consolidated financial position, results of operations and cash flows or financial statement disclosures.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In September 2006, the SEC issued SAB No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which is effective for fiscal years beginning after November 15, 2006 provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a “rollover” method, which focuses primarily on the income statement impact of misstatements, and the “iron curtain” method, which focuses primarily on the balance sheet impact of misstatements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative factors, a misstatement is determined to be material. The application of the provisions of SAB 108 did not have a material effect on our consolidated financial, position results of operations and cash flows or financial statement disclosures.

In February, 2007, the FASB issued FASB Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not yet determined the impact SFAS 159 may have on our results of operations or financial position.

No other recently issued accounting pronouncement issued or effective after the end of the fiscal year is expected to have a material impact on our consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 3 – CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of January 31, 2008. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In November 2007, we issued 16,797 shares of common stock to the selling shareholders in connection with the acquisition of Major Electric, Inc. The shares were issued to three accredited investors in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

In November 2007, we issued 2,963 shares of common stock to the selling members in connection with the acquisition of Voacolo Electric, Inc. The shares were issued to three accredited investors in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

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

WPCS INTERNATIONAL INCORPORATED

Date: March 17, 2008	By:	/s/ JOSEPH HEATER
Joseph Heater
Chief Financial Officer