Form 10-K
period 2008-04-30
WPCS INTERNATIONAL INC
filed 2008-07-29
CIK 1086745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2008
______________________________________________________________

Commission File Number 000-262771

WPCS INTERNATIONAL INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	98-0204758
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One East Uwchlan Avenue, Suite 301 Exton, Pennsylvania	19341	(610) 903-0400
(Address of principal executive office)	(Postal Code)	(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.0001 par value	Name of each exchange on which registered The NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes  ☐   No  ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐  No   ☒

The aggregate market value of the voting common equity held by non-affiliates as of October 31, 2007, based on the closing sales price of the Common Stock as quoted on the Nasdaq Global Market was $59,522,365.76. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of July 17, 2008, there were 7,251,083 shares of registrant’s common stock outstanding.

PART I

ITEM 1. -  DESCRIPTION OF BUSINESS

This Annual Report on Form 10-K includes the accounts of WPCS International Incorporated (WPCS) and its wholly and majority-owned subsidiaries, WPCS Incorporated, Invisinet Inc. (Invisinet), Walker Comm Inc. (Walker Comm), Clayborn Contracting Group, Inc. (Clayborn), Heinz Corporation (Heinz), Quality Communications & Alarm Company, Inc. (Quality), New England Communications Systems, Inc. (NECS) from June 1, 2006 (date of acquisition), Southeastern Communication Services, Inc.  (SECS) from July 19, 2006 (date of acquisition), Voacolo Electric Incorporated (Voacolo) from March 30, 2007 (date of acquisition), Taian AGS Pipeline Construction Co. Ltd (TAGS) from April 5, 2007 (date of acquisition), Major Electric, Inc. (Major) from August 1, 2007 (date of acquisition), Max Engineering LLC (Max) from August 2, 2007 (date of acquisition), Gomes and Gomes, Inc. dba Empire Electric (Empire) from November 1, 2007 (date of acquisition), WPCS Australia Pty Ltd  from November 12, 2007 (date of formation),  James Design Pty Ltd (James) from November 30, 2007 (date of acquisition), WPCS Asia Limited from January 24, 2008 (date of formation) and RL & CA MacKay Pty Ltd. dba Energize Electrical (Energize) from April 4, 2008 (date of acquisition), collectively “we”, us” or the "Company".

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

Overview

The increasing demand for wireless services has become the driving force behind the recent growth in the global communications industry. Wireless technology has advanced substantially to the point where wireless networks have proven to be an effective alternative to land line networks, a key factor in its broad acceptance. The advantages of wireless over land line communication are apparent in the aspects of mobility, cost, and deployment. The use of dedicated wireless networks for specified applications has improved productivity for individuals and organizations alike. We provide design-build engineering services that focus on the implementation requirements of wireless technology.  We serve the specialty communication systems and wireless infrastructure sectors. Our range of services includes site design, technology integration, electrical contracting, construction and project management for corporations, government entities and educational institutions worldwide. Because we are technology independent, we can integrate multiple products and services across a variety of communication requirements. This ability gives our customers the flexibility to obtain the most appropriate solution for their communication needs on a cost effective basis.

With fifteen offices across the United States, one office in China and two offices in Australia, we provide our services to our customers on a global basis.   Our rapid revenue growth since we commenced operations in November 2001 is attributable to a combination of acquisitions and organic growth. For the fiscal year ended April 30, 2008, we generated revenues of approximately $101 million, an increase of 44.9% from the fiscal year ended April 30, 2007. Our backlog at April 30, 2008 was approximately $59.8 million.

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

•
Cost. Wireless networks cost less than comparable land line networks both to deploy and to operate. Wireless deployment is less expensive because the installation of a land line network is more labor-intensive, requires more time and may involve substantial right-of-way expenditures.  We expect the main cost component of wireless networks and equipment  to continue to decline as technology advances and production volumes increase. Operating costs of wireless networks are also lower because land lines require extensive troubleshooting to execute repairs. In addition, wireless networks bypass local service providers, eliminating recurring monthly charges.

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

•
Maintain and expand our focus in vertical markets. We have deployed successful, innovative wireless solutions for multiple customers in a number of vertical markets, such as public safety, healthcare, gaming and energy. We will continue to seek additional customers in these targeted vertical markets who can benefit from our expertise and look for new ways in which we can deploy wireless networks to enhance productivity within these markets. We also look to expand our vertical market coverage and include these new markets as appropriate.

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

•
Seek strategic acquisitions.  We will continue to look for additional acquisitions of compatible businesses that can be assimilated into our organization, expand our geographic coverage and add accretive earnings to our business. Our preferred acquisition candidates will have experience with specialty communication systems.  We are also focused on expanding in the international sector with an emphasis in China, Australia and surrounding Pacific Rim countries.

Services

We operate in two segments, specialty communication systems and wireless infrastructure services. Specialty communication systems are wireless networks designed to improve productivity for a specified application by communicating data, voice or video information in situations where land line networks are non-existent, more difficult to deploy or too expensive. Wireless infrastructure services include the engineering, installation, integration and maintenance of wireless carrier equipment. For the fiscal year ended April 30, 2008, specialty communication systems represented approximately 88% of our total revenue, and wireless infrastructure services represented approximately 12% of our total revenue. For the fiscal year ended April 30, 2007, specialty communication systems represented approximately 81% of our total revenue, and wireless infrastructure services represented approximately 19% of our total revenue.

Specialty Communication Systems

The types of specialty communication systems that we implement are used for mobile computing and general wireless connectivity purposes. We design and deploy networks that allow entities to reduce their dependence on high cost and inflexible leased land lines. We have the engineering expertise to utilize any facet of wireless technology or a combination of various wireless technologies to engineer a cost effective network for a customer’s wireless communication requirement. In addition, the design and deployment of a specialty communication system is a comprehensive effort that requires an in-depth knowledge of radio frequency engineering so that the wireless network is free from interference with other signals and amplified sufficiently to carry data, voice or video with speed and accuracy.  In specialty communications, we focus on four primary vertical markets to provide our services.  These vertical sectors include public safety, healthcare, gaming and energy.

•
Public safety.  We provide communication systems for public services ( which includes police, fire and emergency systems), asset tracking, transportation and security, where the conversion of older analog systems to advanced digital systems is the driving force.

•	Healthcare. We provide communication systems for data management, asset tracking and security for use in new hospital construction and renovation projects.

•	Gaming. We provide communication systems for asset tracking and security for use in new casino construction and renovation of existing properties.

•	Energy. We provide communication systems for utility, oil, gas, and alternative energy companies such as solar and wind energy companies.

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

Project Characteristics

Our contracts are primarily service-based projects providing installation and engineering services, which include providing labor, materials and equipment for a complete installation. The projects are generally staffed with a project manager who manages multiple projects and a field supervisor who is responsible for an individual project. Depending on contract scope, project staff size could range from two to four engineers to as high as 25 to 30 engineers. A project may also include subcontracted services along with our direct labor.

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

Our projects are primarily executed on a contract basis. These contracts can be awarded through a competitive bidding process, an informal bidding process, or a simple quote request. Upon award of a contract, there can often be a delay of several months before work begins. The active work time on our projects can range in duration from a few days up to as long as two years. Once services under the contract commence, our average project length is approximately two months.

Customers

We serve a variety of corporate, government and education customers in various market segments. In our specialty communication systems segment, we believe our design and deployment of innovative wireless networks specific to the needs of customers in certain vertical markets has brought us recognition. In our wireless infrastructure segment, our customers are major wireless carriers.

For the fiscal year ended April 30, 2008, there were no customers who accounted for more than 10% of our revenue. For the fiscal year ended April 30, 2007, we had revenue from two customers, Genentech and Sprint Nextel, of approximately $12.7 million and $8.2 million or 18.1% and 11.7%, respectively.

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

Backlog

As of April 30, 2008, we had a backlog of unfilled orders of approximately $59.8 million compared to approximately $34.9 million at April 30, 2007. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

Competition

We face competition from numerous service organizations, ranging from small independent regional firms to larger firms servicing national markets. We also face competition from existing or prospective customers that employ in-house personnel to perform some of the same types of services that we provide. Historically, there have been relatively few significant barriers to entry into the markets in which we operate, and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. At the present time, we believe that there are no dominant competitors in the specialty communication systems or wireless infrastructure segment but we would classify Quanta Services, Inc. (NYSE:PWR) and Dycom Industries, Inc. (NYSE:DY) as specialty communication systems competitors and LCC International Incorporated (NASDAQ-LCCI) as a wireless infrastructure services competitor.

The principal competitive advantage in these markets is the ability to deliver results on time and within budget. Other factors of importance include reputation, accountability, staffing capability, project management expertise, industry experience and competitive pricing. In addition, expertise in new and evolving technologies has become increasingly important. We believe that the ability to design, deploy and maintain all facets of wireless technology for various vertical sectors gives us a competitive advantage. We maintain a trained and certified staff of engineers that have developed proven methodologies for the design and deployment of wireless networks, and can provide these services on an international basis. In addition, we offer both a union and non-union workforce that allow us to bid on either labor requirement, creating yet another competitive advantage.

However, our ability to compete effectively also depends on a number of additional factors that are beyond our control. These factors include competitive pricing for similar services, the ability and willingness of the competition to finance projects on favorable terms, the ability of customers to perform the services internally and the responsiveness of our competitors to customer needs.

Employees

As of April 30, 2008, we employed 540 full time employees, of whom 380 are project engineers, 40 are project managers, 113 are in administration and sales and 7 are executives.  A majority of the project engineers are represented by the International Brotherhood of Electrical Workers. We also have non-union employees. We believe our relations with all of our employees are good. We have 241 union employees whom are covered by contracts that expire at various times as follows:

Subsidiary	# of Employees	Contract Termination Date

Empire	61	December 31, 2008
Walker	8	December 31, 2008
Heinz	1	November 30, 2009
Walker	62	January 1, 2010
Voacolo	22	May 1, 2010
Major	80	May 31, 2010
Heinz	6	October 31, 2010
Heinz	1	May 2, 2012

Total Union Employees	241

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

Since November 1, 2001, we have acquired fourteen companies and we intend to further expand our operations through targeted strategic acquisitions. However, we may not be able to identify suitable acquisition opportunities. Even if we identify favorable acquisition targets, there is no guarantee that we can acquire them on reasonable terms or at all. If we are unable to complete attractive acquisitions, the growth that we have experienced over the last five fiscal years may decline.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. To the extent that any significant customer uses less of our services or terminates its relationship with us, our revenues could decline significantly. As a result, the loss of any significant customer could seriously harm our business. For the year ended April 30, 2008, we had no customers who accounted for more than 10% of our revenue. Although for the fiscal year ended April 30, 2007, we had two separate customers which accounted for 18.1% and 11.7% of our revenues.  Other than under existing contractual obligations, none of our customers is obligated to purchase additional services from us. As a result, the volume of work that we perform for a specific customer is likely to vary from period to period, and a significant customer in one period may not use our services in a subsequent period.

Amounts included in our backlog may not result in actual revenue or translate into profits.

As of April 30, 2008, we had a backlog of unfilled orders of approximately $59.8 million. This backlog amount is based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. In addition, contracts included in our backlog may not be profitable. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience delays or cancellations in the future. If our backlog fails to materialize, we could experience a reduction in revenue, profitability and liquidity.

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

If we are unable to retain the services of Messrs. Hidalgo, Schubiger, Heinz, Walker, Madenford or James, operations could be disrupted.

Our success depends to a significant extent upon the continued services of Mr. Andrew Hidalgo, our Chief Executive Officer and Messrs. Richard Schubiger, James Heinz, Donald Walker, Charles Madenford and Steven James, our Executive Vice Presidents. Mr. Hidalgo has overseen our company since inception and provides leadership for our growth and operations strategy. Messrs. Schubiger, Heinz, Walker, Madenford and James oversee the day-to-day operations of our operating subsidiaries. Loss of the services of Messrs. Hidalgo, Schubiger, Heinz, Walker, Madenford or James could disrupt our operations and harm our growth, revenues, and prospective business. We do not maintain key-man insurance on the lives of Messrs. Hidalgo, Schubiger, Heinz, Walker, Madenford or James.

Employee strikes and other labor-related disruptions may adversely affect our operations.

Our business is labor intensive, with certain projects requiring large numbers of engineers. Over 44% of our workforce is unionized. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct our business. If we are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages. Any of these events could be disruptive to our operations and could result in negative publicity, loss of contracts and a decrease in revenues.

We may incur goodwill impairment charges in our reporting entities which could harm our profitability.

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” we periodically review the carrying values of our goodwill to determine whether such carrying values exceed the fair market value. Except for TAGS, each of our acquired companies, of which each is a reporting unit, is subject to an annual review for goodwill impairment. If impairment testing indicates that the carrying value of a reporting unit exceeds its fair value, the goodwill of the reporting unit is deemed impaired. Accordingly, an impairment charge would be recognized for that reporting unit in the period identified, which could reduce our profitability.

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

The stock market in general, and the stock prices of technology and telecommunications companies in particular, have experienced volatility that has often been unrelated to or disproportionate to the operating performance of those companies. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. Between April 30, 2007 and April 30, 2008, our common stock has traded as low as $5.15 and as high as $14.25 per share, based upon information provided by the NASDAQ Global Market. Factors which could have a significant impact on the market price of our common stock include, but are not limited to, the following:

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

As of April 30, 2008, holders of our outstanding options and warrants have the right to acquire 2,529,614 shares of common stock issuable upon the exercise of stock options and warrants, at exercise prices ranging from $4.80 to $14.40 per share, with a weighted average exercise price of $7.00. The sale or availability for sale in the market of the shares underlying these options and warrants could depress our stock price. We have registered substantially all of the underlying shares described above for resale. Holders of registered underlying shares may resell the shares immediately upon issuance upon exercise of an option or warrant.

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

We conduct certain business in China through our TAGS joint venture, which is organized under the laws of the PRC. Our China operations are directly related to and dependent on the social, economic and political conditions in this country, many of which we have no control over, and are influenced by many factors, including:

•	changes in the region’s economic, social and political conditions or government policies;

•	changes in trade laws, tariffs and other trade restrictions or licenses;

•	changes in foreign exchange regulation in China may limit our ability to freely convert currency to make dividends or other payments in U.S. dollars;

•	fluctuation in the value of the RMB (Chinese Yuan) could adversely affect the value of our investment in China;

•	limitations on the repatriation of earnings or assets, including cash;

•	adverse changes in tax laws and regulations;

•	difficulties in managing or overseeing our China operations, including the need to implement appropriate systems, policies, benefits and compliance programs; and

•	different liability standards and less developed legal systems that may be less predictable than those in the United States.

The occurrence or consequences of any of these conditions may restrict our ability to operate and/or decrease the profitability of our operations in China.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Our principal executive office is located in approximately 2,550 square feet of office space in Exton, Pennsylvania. We operate our business under office leases in the following locations:

			Minimum
		Lease	Annual
Location	Subsidiary	Expiration Date	Rent
Exton, Pennsylvania	WPCS Corporate headquarters	February 1, 2011	$52,594
Auburn, California (1)	Clayborn	Month-to-month	$68,306
West Sacramento, California	Empire	July 31, 2010	$74,847
St. Louis, Missouri	Heinz	August 31, 2010	$61,405
Exton, Pennsylvania	Heinz	July 31, 2009	$9,072
Brisbane, Australia	James	July 31, 2012	$75,240
Woodinville, Washington	Major	May 31, 2010	$9,470
Houston, Texas	Max	August 31, 2009	$20,432
Windsor, Connecticut	NECS	April 30, 2014	$85,484
Chicopee, Massachusetts	NECS	August 31, 2008	$4,000
Lakewood, New Jersey	Quality	August 31, 2010	$125,661
Sarasota, Florida	SECS	July 31, 2011	$52,897
Trenton, New Jersey (2)	Voacolo	April 1, 2009	$60,000
Fairfield, California (3)	Walker Comm	February 28, 2011	$94,128
Rocklin, California	Walker Comm	January 31, 2010	$29,940
San Leandro, California	Walker Comm	July 31, 2011	$13,824

(1)	The lease for our Auburn, California location is month to month; therefore the minimum annual rental price assumes we rent the property for the entire year.

(2)	We lease our Trenton, New Jersey location from Voacolo Properties LLC, of which the former shareholders of Voacolo Electric, Inc., are the members.

(3)	We lease our Fairfield, California location from a trust, of which Gary Walker, one of our Directors, is the trustee.

We believe that our existing facilities are suitable and adequate to meet our current business requirements.

ITEM 3 - LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings or claims.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock is currently traded on the NASDAQ Global Market under the symbol “WPCS.” Prior to December 21, 2006, our common stock traded on the NASDAQ Capital Market.

For the period from May 1, 2006 to date, the following table sets forth the high and low sale prices of our common stock as reported by the NASDAQ Capital Market and NASDAQ Global Market.

Period	High	Low
Fiscal Year Ended April 30, 2008:
First Quarter	$14.25	$11.14
Second Quarter	12.37	9.51
Third Quarter	11.67	8.05
Fourth Quarter	8.96	5.15
Fiscal Year Ending April 30, 2007:
First Quarter	$9.80	$6.53
Second Quarter	10.75	6.60
Third Quarter	10.58	8.64
Fourth Quarter	13.74	9.30

On July 25, 2008, the closing sale price of our common stock, as reported by the NASDAQ Global Market, was $5.56 per share. On July 17, 2008, there were 72 holders of record of our common stock.

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

ITEM 6 – SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.”

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

Overview

The increasing demand for wireless services has become the driving force behind the recent growth in the global communications industry. Wireless technology has advanced substantially to the point where wireless networks have proven to be an effective alternative to land line networks, a key factor in its broad acceptance. The advantages of wireless over land line communication are apparent in the aspects of mobility, cost, and deployment. The use of dedicated wireless networks for specified applications has improved productivity for individuals and organizations alike. We provide design-build engineering services that focus on the implementation requirements of wireless technology.  We serve the specialty communication systems and wireless infrastructure sectors. Our range of services includes site design, technology integration, electrical contracting, construction and project management for corporations, government entities and educational institutions worldwide. Because we are technology independent, we can integrate multiple products and services across a variety of communication requirements. This ability gives our customers the flexibility to obtain the most appropriate solution for their communication needs on a cost effective basis.

Specialty Communication Systems

We provide specialty communication systems which are wireless networks designed to improve productivity for a specified application by communicating data, voice or video information in situations where land line networks are non-existent, more difficult to deploy or too expensive. The types of specialty communication systems that we implement are used for mobile communication and general wireless connectivity purposes. We design and deploy networks that allow entities to reduce their dependence on high cost and inflexible leased land lines. We have the engineering expertise to utilize any facet of wireless technology or a combination of various wireless technologies to engineer a cost effective network for a customer’s wireless communication requirement. In addition, the design and deployment of a specialty communication system is a comprehensive effort that requires an in-depth knowledge of radio frequency engineering so that the wireless network is free from interference with other signals and amplified sufficiently to carry data, voice or video with speed and accuracy.  In specialty communications, we focus on four primary vertical markets to provide our services.  These vertical sectors include public safety, healthcare, gaming and energy.   For the years ended April 30, 2008 and 2007, specialty communication systems represented approximately 88% and 81% of our total revenue, respectively.

Wireless Infrastructure Services

We provide wireless infrastructure services to major wireless carriers, which are services that include the engineering, installation, integration and maintenance of wireless carrier equipment. Wireless carriers continue to be focused on building and expanding their networks, increasing capacity, upgrading their networks with new technologies and maintaining their existing infrastructure. Our engineers install and test base station equipment at the carrier cell site, including installation of new equipment, technology upgrades, equipment modifications and reconfigurations. These services may also include tower construction. For the years ended April 30, 2008 and 2007, wireless infrastructure services represented approximately 12% and 19% of our total revenue, respectively.

Significant Events, Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition:

•
For the year ended April 30, 2008, the specialty communication systems segment represented approximately 88% of total revenue, and the wireless infrastructure services segment represented approximately 12% of total revenue.  This revenue mix remains consistent with our historical performance and focus, in which over 80% of our total revenue has been derived from specialty communication systems.

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

•
With regard to our acquisition strategy, we are also focused on expanding in the international sector with an emphasis on China, Australia and surrounding Pacific Rim countries.  This trend could lead to a change of revenue composition in which a greater percentage of our revenue could be generated from international sales in the future, compared to the current level of approximately 3%.

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

•
We believe that our two most important economic indicators for measuring our future revenue producing capability are our backlog and bid list.  At April 30, 2008, our backlog of unfilled orders was approximately $60 million and our bid list, which represents project bids under proposal for new and existing customers, was approximately $145 million, which indicates  demand for our services remains high.

•	In general, we plan for our consolidated cost of revenue to fall in the range of 70 to 72% of revenue. For the year ended April 30, 2008, consolidated cost of revenue was 72% compared to 68% for the same period in the prior year. We have experienced modest gross margin pressure compared to the same period in the prior year due to: (1) the subprime credit issues and the lack of residential housing projects, where in certain markets there are a growing number of general contractors competing for certain projects and bidding down prices. While we are primarily focused on the high-end wireless design and deployment market, we have a modest exposure to competition for lower-end contracting work; and (2) delays or postponements of certain projects with wireless carriers, principally Sprint Nextel, resulting in contractors bidding down prices on remaining work. Management is addressing these issues through continued focus and diversification to specialty communications systems projects.

•	We continue to maintain a healthy balance sheet with approximately $26 million in working capital and credit facility borrowings of approximately $4.4 million. We expect to use our working capital and availability under the credit facility to fund our continued growth.

Results of Operations for the Fiscal Year Ended April 30, 2008 Compared to Fiscal Year Ended April 30, 2007

The accompanying consolidated financial statements include the accounts of WPCS International Incorporated (WPCS) and its wholly and majority-owned subsidiaries, WPCS Incorporated , Invisinet Inc. (Invisinet), Walker Comm, Inc. (Walker), Clayborn Contracting Group, Inc. (Clayborn), Heinz Corporation (Heinz), Quality Communications & Alarm Company, Inc. (Quality), New England Communications Systems, Inc. (NECS) from June 1, 2006 (date of acquisition), Southeastern Communication Services, Inc. (SECS) from July 19, 2006 ( date of acquisition), Voacolo Electric Incorporated (Voacolo) from March 30, 2007 ( date of acquisition), Taian AGS Pipeline Construction Co. Ltd (TAGS) from April 5, 2007 ( date of acquisition), Major Electric, Inc. (Major) from August 1, 2007 (date of acquisition), Max Engineering LLC (Max) from August 2, 2007 (date of acquisition), Gomes and Gomes, Inc. dba Empire Electric (Empire) from November 1, 2007 (date of acquisition), WPCS Australia Pty Ltd  from November 12, 2007 (date of formation), James Design Pty Ltd (James) from November 30, 2007 (date of acquisition), WPCS Asia Limited from January 24, 2008 (date of formation)  and RL & CA MacKay Pty Ltd. dba Energize Electrical (Energize) from April 4, 2008 (date of acquisition), collectively the "Company".

Consolidated results for the years ended April 30, 2008 and 2007 were as follows:

	Year Ended
	April 30,
	2008		2007

REVENUE	$101,431,128	100.0%	$70,000,070	100.0%

COSTS AND EXPENSES:
Cost of revenue	73,084,310	72.0%	47,781,351	68.3%
Selling, general and administrative expenses	19,302,773	19.0%	13,244,909	18.9%
Depreciation and amortization	2,398,603	2.4%	1,239,486	1.8%

Total costs and expenses	94,785,686	93.4%	62,265,746	89.0%

OPERATING INCOME	6,645,442	6.6%	7,734,324	11.0%

OTHER EXPENSE (INCOME):
Interest expense	522,984	0.5%	496,330	0.7%
Interest income	(511,122)	(0.5%)	(525,524)	(0.8%)
Minority interest	(22,115)	0.0%	23,099	0.0%

INCOME BEFORE INCOME TAX PROVISION	6,655,695	6.6%	7,740,419	11.1%

Income tax provision	2,577,348	2.5%	3,146,818	4.5%

NET INCOME	$4,078,347	4.1%	$4,593,601	6.6%

Revenue

Revenue for the year ended April 30, 2008 was approximately $101,431,000, as compared to $70,000,000 for the year ended April 30, 2007.  The increase in revenue for the year was primarily attributable to the acquisitions of NECS, SECS, Voacolo, TAGS, Major, Max, Empire, James, and Energize.  Including the pro forma revenue effect of these acquisitions as if they had occurred on May 1, 2006, the pro forma consolidated organic revenue growth rate was approximately 3% in fiscal 2008.   For the year ended April 30, 2008, there were no customers which comprised more than 10% of total revenue.  For the year ended April 30, 2007, we had two separate customers which comprised 18.1% and 11.7% of total revenue.

Total revenue from the specialty communication segment for the years ended April 30, 2008 and 2007 was approximately $89,612,000 or 88.3% and $56,750,000 or 81.1% of total revenue, respectively.  The increase in revenue was primarily attributable to the acquisitions of NECS, Voacolo, TAGS, Major, Empire, James and Energize. Including the pro forma revenue effect of these acquisitions as if they had occurred on May 1, 2006, the pro forma organic revenue growth rate for specialty communication was approximately 9% in fiscal 2008.

Wireless infrastructure segment revenue for the years ended April 30, 2008 and 2007 was approximately $11,819,000 or 11.7% and $13,250,000 or 18.9% of total revenue, respectively.  The decrease in revenue was due primarily to delays or postponement of certain projects with wireless carriers, principally Sprint Nextel, offset by increases in revenue from the acquisitions of SECS and Max. Including the pro forma revenue effect of these acquisitions as if they had occurred on May 1, 2006, the pro forma organic revenue decline in wireless infrastructure was approximately 28% in fiscal 2008.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs.  Our cost of revenue was approximately $73,084,000 or 72.0% of revenue for the year ended April 30, 2008, compared to $47,781,000 or 68.3% for the prior year.  The dollar increase in our total cost of revenue is due to the corresponding increase in revenue during the year ended April 30, 2008 as a result of the acquisition of NECS, SECS, Voacolo, TAGS, Major, Max, Empire, James, and Energize.  The increase in cost of revenue as a percentage of revenue is due primarily to the revenue blend attributable to our existing subsidiaries and recent acquisitions.

The specialty communication segment cost of revenue and cost of revenue as a percentage of revenue for the years ended April 30, 2008 and 2007 was approximately $64,462,000 and 71.9% and $38,145,000 and 67.2%, respectively.  As discussed above, the dollar increase in our total cost of revenue is due to the corresponding increase in revenue during the year ended April 30, 2008, primarily attributable to the acquisitions completed within the last year. The increase as a percentage of revenue is due primarily to the revenue blend attributable to Walker, Clayborn, Quality, NECS and the recent acquisitions of Voacolo, TAGS, Major, Empire, James and Energize.  Secondarily, we have experienced modest gross margin pressure in certain markets from more general contractors competing for certain projects and bidding down prices on the lower-end contracting work.

Wireless infrastructure segment cost of revenue and cost of revenue as a percentage of revenue for the years ended April 30, 2008 and 2007 was approximately $8,622,000 and 72.9% and $9,636,000 and 72.7%, respectively.   The dollar decrease in our cost of revenue is due to the corresponding decrease in revenue during the year ended April 30, 2008.  The slight increase as a percentage of revenue during the year ended April 30, 2008 was due primarily to the completion of a specific project at greater than normal gross margin during the first quarter of fiscal 2008, and secondarily from the revenue blend from Heinz and SECS and the acquisition of Max.  These decreases were offset by modest gross margin pressure as the wireless carriers, primarily Sprint Nextel, delay or postpone projects, which results in contractors bidding down prices on remaining work.

Selling, General and Administrative Expenses

For the year ended April 30, 2008, total selling, general and administrative expenses were approximately $19,303,000, or 19.0% of total revenue compared to $13,245,000, or 18.9% of revenue for the prior year. The dollar increase in the selling, general and administrative expenses is due primarily to the acquisitions of NECS, SECS, Voacolo, TAGS, Major, Max, Empire, James and Energize. Included in selling, general and administrative expenses for the year ended April 30, 2008 are $11,210,000 for salaries, commissions, payroll taxes and other employee benefits. The $3,523,000 increase in salaries and payroll taxes compared to the prior year is due primarily to the increase in headcount as a result of the acquisitions of Voacolo, Major, Max, Empire, James and Energize. Professional fees were $991,000, which include accounting, legal and investor relation fees. Insurance costs were $2,163,000 and rent for office facilities was $786,000.  Automobile and other travel expenses were $1,820,000 and telecommunication expenses were $513,000. Other selling, general and administrative expenses totaled $1,820,000.  For the year ended April 30, 2008, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were $14,110,000 and $2,851,000, respectively, with the balance of  $2,342,000  pertaining to corporate expenses.

For the year ended April 30, 2007, total selling, general and administrative expenses were approximately $13,245,000, or 18.9% of total revenue. Included in selling, general and administrative expenses for the year ended April 30, 2007 are $7,687,000 for salaries, commissions, payroll taxes and other employee benefits. Professional fees were $653,000, which include accounting, legal and investor relation fees. Insurance costs were $1,872,000 and rent for office facilities was $559,000.  Automobile and other travel expenses were $959,000 and telecommunication expenses were $311,000. Other selling, general and administrative expenses totaled $1,204,000.  For the year ended April 30, 2007, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were $9,247,000 and $2,400,000, respectively, with the balance of $1,598,000 pertaining to corporate expenses.

Depreciation and Amortization

For the years ended April 30, 2008 and 2007, depreciation was approximately $1,539,000 and $776,000, respectively.  The increase in depreciation is due to the purchase of property and equipment and the acquisition of fixed assets from acquiring NECS, SECS, Voacolo, TAGS, Major, Max, Empire, James and Energize. The amortization of customer lists and backlog for the year ended April 30, 2008 was $859,000 as compared to $463,000 for the same period of the prior year.  The increase in amortization was due to the acquisition of customer lists from NECS, SECS, Voacolo, Major, Max, Empire, James and Energize and backlog from SECS, Voacolo, Major, Empire and James. All customer lists are amortized over a period of five to nine years from the date of their acquisitions. Backlog is amortized over a period of one to three years from the date of acquisition based on the expected completion period of the related contracts.

Interest Expense and Interest Income

For the years ended April 30, 2008 and 2007, interest expense was approximately $523,000 and $496,000, respectively. The slight increase in interest expense is due principally from increased borrowings on lines of credit.

           For the years ended April 30, 2008 and 2007, interest income was approximately $511,000 and $526,000, respectively. The slight decrease in interest earned is due primarily to the decrease in cash and cash equivalents balance during fiscal 2008 and secondarily from lower interest rates.

Net Income

The net income was approximately $4,078,000 for the year ended April 30, 2008. Net income was net of Federal and state income tax expense of approximately $2,577,000. The decrease in the effective tax rate is primarily the result of the mix of pre-tax income generated by the various operating subsidiaries.

The net income was approximately $4,594,000 for the year ended April 30, 2007. Net income was net of Federal and state income tax expense of approximately $3,147,000.

Liquidity and Capital Resources

At April 30, 2008, we had working capital of approximately $26,458,000, which consisted of current assets of approximately $44,382,000 and current liabilities of $17,924,000.

Operating activities utilized approximately $1,245,000 in cash for the year ended April 30, 2008. The sources of cash from operating activities total approximately $6,765,000, comprised of $4,078,000 net income, $2,419,000 in net non-cash charges, a $170,000 decrease in costs and estimated earnings in excess of billings on uncompleted contracts, and a $98,000 increase in deferred revenue. The uses of cash from operating activities total approximately $8,010,000, comprised of a $5,379,000 increase in accounts receivable, a $397,000 increase in inventory, a $115,000 increase in prepaid expenses and other current assets, a $536,000 increase in other assets, a $328,000 decrease in billings in excess of costs and estimated earnings on uncompleted contracts , an $803,000 decrease in income taxes payable and a $452,000 decrease in accounts payable and accrued expenses. Net earnings adjusted for non-cash items provided cash of $6,497,000 versus $5,888,000 in fiscal 2007, offset by an increase in cash used for working capital.  Working capital used cash of approximately $7,742,000 in 2008 versus providing cash of $281,000 in 2007.  Working capital components used cash in fiscal 2008 reflecting higher levels of accounts receivable and inventory in connection with overall sales growth.

Our investing activities utilized approximately $10,478,000 in cash during the year ended April 30, 2008, which consisted of $716,000 paid for property and equipment, and $9,762,000 paid for the acquisitions of NECS, SECS, Voacolo, Major, Max, Empire, James, and Energize, net of cash acquired of $389,000. Fiscal 2008 acquisitions were funded primarily from the $9.3 million of cash received in the third quarter of 2007 from the issuance of our common stock.

Our financing activities utilized cash of approximately $2,431,000 during the year ended April 30, 2008.  Financing activities included  net  line of credit repayments of $1,815,000, repayment of loan payables and capital lease obligations of approximately $1,029,000 and equity issuance costs of $14,000, offset by net proceeds from the exercise of stock options of $61,000, and a $16,000 tax benefit from the exercise of stock options, and $350,000 in net  borrowings from shareholders. Financing activities used cash of $2.4 million in 2008 versus providing cash of $11.7 million in fiscal 2007.   2007 financing activities included net proceeds of $9,338,000 received from the issuance of common stock, which were raised to fund 2008 acquisitions described above.

Our capital requirements depend on numerous factors, including the market for our services, the resources we devote to developing, marketing, selling and supporting our business, the timing and extent of establishing additional markets and other factors.

On April 10, 2007, we entered into a loan agreement with Bank of America, N.A. (BOA). The loan agreement (Loan Agreement) provides for a revolving line of credit in an amount not to exceed $12,000,000, together with a letter of credit facility not to exceed $2,000,000. We also entered into security agreements with BOA, pursuant to which we granted a security interest to BOA in all of our assets.   The Loan Agreement contains customary covenants, including but not limited to (i) funded debt to tangible net worth, and (ii) minimum interest coverage ratio. The loan commitment shall expire on April 10, 2010, and we may prepay the loan at any time.  Loans under the Loan Agreement bear interest at a rate equal to BOA’s prime rate, minus one percentage point, or we have the option to elect to use the optional interest rate of LIBOR plus one hundred seventy-five basis points.  As of April 30, 2008, interest rates ranged from 4.00% to 4.82% on outstanding borrowings of approximately $4,376,000 under the Loan Agreement with BOA.

At April 30, 2008, we had cash and cash equivalents of approximately $7,450,000 and working capital of approximately $26,458,000. With internally available funds and funds available from the Loan Agreement, we believe that we have sufficient capital to meet our short term needs. Our future operating results may be affected by a number of factors including our success in bidding on future contracts and our continued ability to manage controllable costs effectively. To the extent we grow by future acquisitions that involve consideration other than stock, our cash requirements may increase.

On March 30, 2007, we acquired Voacolo.  Through April 30, 2008, the aggregate consideration paid by us, including acquisition transaction costs of $31,389, was $2,563,863 of which $1,281,389 was paid in cash, and we issued 116,497 shares of common stock valued at $1,282,473.  In June 2008, we settled and paid aggregate additional cash consideration of $2,500,000 to the former Voacolo shareholders for the earnout settlement for the twelve months ended March 31, 2008. The acquisition of Voacolo expands our geographic presence in the Mid-Atlantic region and provides additional  electrical contracting services  in both high and low voltage applications, structured cabling and voice/data/video solutions, as well as the expansion of our operations into wireless video surveillance.

On April 5, 2007, we acquired a 60% Equity Interest and a 60% Profit Interest (together the Interest) in TAGS, a joint venture enterprise in the City of Taian, Shandong province, the People's Republic of China, from American Gas Services, Inc. and American Gas Services, Inc. Consultants, respectively. The aggregate consideration paid by us , including acquisition transaction costs of $185,409, was $1,785,409 of which $985,409 was paid in cash, and we issued 68,085 shares of common stock valued at approximately $800,000.   Founded in 1997, TAGS is a communications infrastructure engineering company serving the China market. TAGS is certified by the People's Republic of China as both a Construction Enterprise of Reform Development company and a Technically Advanced Construction Enterprise company for the Province of Shandong. TAGS is also licensed in 17 other provinces and has completed projects for a diverse customer base of businesses and government institutions in over 30 cities in China.  The acquisition of TAGS provides us international expansion into China consistent with our emphasis on China and surrounding Pacific Rim countries.

On August 1, 2007, we acquired Major. The aggregate consideration paid by us, including acquisition transaction costs of $44,226, was $6,663,717, of which $4,215,701 was paid in cash and we issued 242,776 shares of common stock valued at $2,448,016.  The acquisition of Major expands our geographic presence in the Pacific Northwest region and provides additional wireless and electrical contracting services in direct digital controls, security, wireless SCADA applications and wireless infrastructure.

On August 2, 2007, we acquired Max. The aggregate consideration paid by us,, including acquisition transaction costs of $30,498, was $830,498, of which $630,498 was paid in cash and we issued 17,007 shares of common stock valued at $200,000. In addition, we shall pay an additional: (i) $350,000 in cash or our common stock if Max’s earnings before interest and taxes for the twelve months ending August 1, 2008 shall equal or exceed $275,000; and (ii) $375,000 in cash or our common stock if Max’s earnings before interest and taxes for the twelve months ending August 1, 2009 shall equal or exceed $375,000.   The acquisition of Max expands our geographic expansion into Texas and provides additional engineering services that specialize in the design of specialty communication systems and wireless infrastructure for the telecommunications, oil, gas and wind energy markets.

On November 1, 2007, we acquired Empire. The aggregate consideration paid by us, including acquisition transaction costs of $40,154, was $2,511,154 in cash. The acquisition of Empire expands our geographic presence in California and provides additional electrical contractor services that specialize in low voltage applications for healthcare, state government and military customers.

On November 30, 2007, we acquired James.   Through April 30, 2008, the aggregate consideration paid by us, including acquisition transaction costs of $74,151, was $1,145,151 in cash.  In May 2008, we settled and  paid aggregate additional cash consideration of $281,725 to the former James shareholders for final settlement of the net tangible asset adjustment.   James is a design engineering services company specializing in building automation including mechanical, electrical, hydraulic, fire protection, lift, security access and wireless systems.  The acquisition of James provides us international expansion into Australia consistent with our emphasis on Australia, China and surrounding Pacific Rim countries.

On April 4, 2008, we acquired Energize. The aggregate consideration paid by us, including acquisition transaction costs of $84,175, was $1,627,297 in cash, subject to adjustment.  Energize is an electrical contractor specializing in underground utilities, maintenance and low voltage applications including voice, data and video for commercial and building infrastructure companies, and is expanding its wireless deployment capabilities.  The acquisition of Energize provides  further international expansion into Australia.

On June 26, 2008, we acquired all the assets of Lincoln Wind LLC (Lincoln Wind) for aggregate consideration of $400,000 in cash. Lincoln Wind is an engineering company focused on the implementation of meteorological towers that measure the wind capacity of geographic areas prior to the construction of a wind farm.  The acquisition of Lincoln Wind provides additional engineering services that specialize in the design of specialty communication systems for the wind energy market.

Backlog

As of April 30, 2008, we had a backlog of unfilled orders of approximately $59.8 million compared to approximately $34.9 million at April 30, 2007. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments which may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

The accounting policies identified as critical are as follows:

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. The most significant estimates relate to revenue recognition based on the estimation of percentage of completion on uncompleted contracts, valuation of inventory, allowance for doubtful accounts, amortization methods and estimated lives of customer lists and estimates of the fair value of reporting units and discounted cash flows used in determining whether goodwill has been impaired. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable are due within contractual payment terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Credit is extended based on evaluation of a customer's financial condition. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible against the allowance for doubtful accounts, and payment subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

Our annual review for goodwill impairment for the fiscal years 2008 and 2007 found that no impairment existed. Our impairment review is based on comparing the fair value to the carrying value of the reporting units with goodwill. The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. Reporting units with goodwill include Heinz/Invisinet, SECS and Max within our wireless infrastructure segment and Walker, Clayborn, Quality, NECS, Voacolo, Major, Empire, James and Energize within our specialty communications segment.  Our estimates are consistent with the plans and estimates that we are using to manage the underlying businesses. If we fail to deliver products and services for these business units, or market conditions for these businesses fail to improve, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our net equity and results of operations.

Deferred Income Taxes

We determine deferred tax liabilities and assets at the end of each period based on the future tax consequences that can be attributed to net operating loss carryovers and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the tax rate expected to be in effect when the taxes are actually paid or recovered. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible.

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

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. On February 12, 2008, the FASB issued staff position No. SFAS 157-2, “effective date of FASB No. 157 Fair Value Measurements”, which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 157 on our consolidated financial position, results of operations and cash flows or financial statement disclosures.

In September 2006, the SEC issued SAB No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which is effective for fiscal years beginning after November 15, 2006 provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a “rollover” method, which focuses primarily on the income statement impact of misstatements, and the “iron curtain” method, which focuses primarily on the balance sheet impact of misstatements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative factors, a misstatement is determined to be material. The application of the provisions of SAB 108 did not have a material effect on our consolidated financial position, results of operations,cash flows or financial statement disclosures.

In February, 2007, the FASB issued FASB Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact, if any, of the adoption of  SFAS 159 on our consolidated  financial position, results of operations, cash flows or financial statement disclosures.

On December 4, 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)), and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160).  These new standards will significantly change the accounting for and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We will evaluate the impact of adopting SFAS 141(R) and SFAS 160 on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

No other recently issued accounting pronouncement issued or effective after the end of the fiscal year is expected to have a material impact on our consolidated financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of April 30, 2008 and 2007	F-3 – F-4

Consolidated Statements of Income for the years ended April 30, 2008 and 2007	F-5

Consolidated Statements of Shareholders' Equity for the years ended April 30, 2008 and 2007	F-6 – F-7

Consolidated Statements of Cash Flows for the years ended April 30, 2008 and 2007	F-8 – F-10

Notes to Consolidated Financial Statements	F-11 – F-32

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
WPCS International Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of WPCS International Incorporated and Subsidiaries as of April 30, 2008 and 2007, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended April 30, 2008. Our audits also included the consolidated financial statement schedule for the years ended April 30, 2008 and 2007 listed in the Index at Item 15 (Schedule II).  These consolidated financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WPCS International Incorporated and Subsidiaries as of April 30, 2008 and 2007, and their consolidated results of operations and cash flows for each of the two years in the period ended April 30, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related consolidated financial statement schedule for the years ended April 30, 2008 and 2007, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, WPCS International Incorporated and Subsidiaries adopted Statement of Financial Accounting Standard No. 123(R) ''Share-Based Payment'' effective May 1, 2006.

 / s / J.H. COHN LLP

July 28, 2008

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,
ASSETS	2008	2007
		(Note 1)
CURRENT ASSETS:

Cash and cash equivalents	$7,449,530	$21,558,739
Accounts receivable, net of allowance of $98,786 at April 30, 2008 and April 30, 2007	29,092,488	16,560,636
Costs and estimated earnings in excess of billings on uncompleted contracts	3,887,152	2,499,940
Inventory	2,791,782	2,260,082
Prepaid expenses and other current assets	1,002,993	732,043
Prepaid income tax	122,342	-
Deferred tax assets	35,939	27,000
Total current assets	44,382,226	43,638,440

PROPERTY AND EQUIPMENT, net	6,828,162	5,488,920

OTHER INTANGIBLE ASSETS, net	2,929,937	1,683,349

GOODWILL	28,987,501	20,469,608

OTHER ASSETS	820,315	273,353

Total assets	$83,948,141	$71,553,670

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND SHAREHOLDERS' EQUITY	April 30,	April 30,
	2008	2007
		(Note 1)
CURRENT LIABILITIES:

Current portion of loans payable	$1,272,112	$1,881,682
Borrowings under line of credit	750,000	-
Current portion of capital lease obligations	91,491	-
Accounts payable and accrued expenses	9,305,791	6,802,110
Billings in excess of costs and estimated earnings on uncompleted contracts	3,602,422	2,272,688
Deferred revenue	602,560	504,458
Due to shareholders	2,300,083	1,424,190
Income taxes payable	-	433,361
Total current liabilities	17,924,459	13,318,489

Borrowings under line of credit	4,376,056	4,454,217
Loans payable, net of current portion	156,978	284,016
Capital lease obligations, net of current portion	215,780	-
Deferred tax liabilities	1,173,786	611,000
Total liabilities	23,847,059	18,667,722

Minority interest in subsidiary	1,331,850	1,353,965
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued	-	-

Common stock - $0.0001 par value, 75,000,000 shares authorized, 7,251,083 and 6,971,698 shares issued and outstanding at April 30, 2008 and April 30, 2007, respectively	725	697
Additional paid-in capital	50,775,938	47,901,159
Retained earnings	7,709,562	3,631,215
Accumulated other comprehensive income (loss) on foreign currency translation	283,007	(1,088)

Total shareholders' equity	58,769,232	51,531,983

Total liabilities and shareholders' equity	$83,948,141	$71,553,670

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	April 30,
	2008	2007

REVENUE	$101,431,128	$70,000,070

COSTS AND EXPENSES:
Cost of revenue	73,084,310	47,781,351
Selling, general and administrative expenses	19,302,773	13,244,909
Depreciation and amortization	2,398,603	1,239,486

Total costs and expenses	94,785,686	62,265,746

OPERATING INCOME	6,645,442	7,734,324

OTHER EXPENSE (INCOME):
Interest expense	522,984	496,330
Interest income	(511,122)	(525,524)
Minority interest	(22,115)	23,099

INCOME BEFORE INCOME TAX PROVISION	6,655,695	7,740,419

Income tax provision	2,577,348	3,146,818

NET INCOME	$4,078,347	$4,593,601

Basic net income per common share	$0.58	$0.80

Diluted net income per common share	$0.52	$0.72

Basic weighted average number of common shares outstanding	7,090,789	5,772,423

Diluted weighted average number of common shares outstanding	7,840,852	6,409,333

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated
					Additional Paid-In Capital		Other Compre-	Total Shareholders' Equity
	Preferred Stock		Common Stock			Retained	hensive
	Shares	Amount	Shares	Amount		Earnings	Loss

BALANCE, MAY 1, 2006	-	$-	5,264,284	$526	$33,525,130	$(962,386)	-	$32,563,270

Net issuance of common stock, acquisition of
Southeastern Communication Service, Inc.	-	-	200,288	20	1,349,631	-	-	1,349,651

Net issuance of common stock, acquisition of
Voacolo Electric, Inc	-	-	113,534	11	1,249,869	-	-	1,249,880

Net issuance of common stock, acquisition of
TAGS	-	-	61,277	6	719,864	-	-	719,870

Net issuance of common stock	-	-	1,109,023	111	9,337,780	-	-	9,337,891

Net proceeds from exercise of warrants	-	-	30,281	3	197,873	-	-	197,876

Fair value of stock options granted to employees	-	-	-	-	37,526	-	-	37,526

Net proceeds from exercise of stock options	-	-	193,011	20	1,225,486	-	-	1,225,506

Excess tax benefit from exercise of stock options	-	-	-	-	258,000	-	-	258,000

Accumulated other comprehensive loss	-	-	-	-	-	-	(1,088)	(1,088)

Net income	-	-	-	-	-	$4,593,601	-	4,593,601

BALANCE, April 30, 2007	-	$-	6,971,698	$697	$47,901,159	$3,631,215	$(1,088)	$51,531,983

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – CONTINUED

							Accumulated
					Additional Paid-In Capital		Other Compre-	Total Shareholders' Equity
	Preferred Stock		Common Stock			Retained	hensive
	Shares	Amount	Shares	Amount		Earnings	Income (Loss)

BALANCE, May 1, 2007	-	$-	6,971,698	$697	$47,901,159	$3,631,215	$(1,088)	$51,531,983

Net issuance of common stock, acquisitions
of TAGS, Voacolo, Major and Max	-	-	269,554	27	2,760,462	-	-	2,760,489

Fair value of stock options granted to employees	-	-	-	-	51,717	-	-	51,717

Proceeds from exercise of stock options	-	-	9,831	1	60,531	-	-	60,532

Equity issuance cost	-	-	-	-	(13,931)	-	-	(13,931)

Excess tax benefit from exercise of stock options	-	-	-	-	16,000	-	-	16,000

Accumulated other comprehensive income	-	-	-	-	-	-	284,095	284,095

Net income	-	-	-	-	-	$4,078,347	-	4,078,347

BALANCE, APRIL 30, 2008	-	$-	7,251,083	$725	$50,775,938	$7,709,562	$283,007	$58,769,232

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	April 30,
	2008	2007
		(Note 1)
OPERATING ACTIVITIES :
Net income	$4,078,347	$4,593,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,398,603	1,239,486
Fair value of stock options granted to employees	51,717	37,526
Recovery of doubtful accounts	-	(6,000)
Amortization of debt issuance costs	-	111,091
Excess tax benefit from exercise of stock options	(16,000)	(258,000)
Minority interest	(22,115)	23,099
Gain on sale of fixed assets	(4,668)	(13,675)
Deferred income taxes	11,668	161,000
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,378,553)	2,320,439
Costs and estimated earnings in excess of billings on uncompleted contracts	170,020	(421,204)
Inventory	(397,020)	229,358
Prepaid expenses and other current assets	(115,019)	89,273
Other assets	(536,157)	(180,187)
Accounts payable and accrued expenses	(452,234)	(2,345,468)
Billings in excess of costs and estimated earnings on uncompleted contracts	(328,318)	329,544
Deferred revenue	97,934	222,092
Income taxes payable	(803,479)	37,244
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,245,274)	6,169,219

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS – CONTINUED

	Year Ended
	April 30,
	2008	2007
		(Note 1)

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(715,849)	(673,237)
Acquisition of NECS, net of cash received	(3,534)	(4,607,268)
Acquisition of SECS, net of cash received	60,892	(1,882,321)
Acquisition of Voacolo, net of cash received	(69,601)	(627,694)
Acquisition of TAGS, net of cash received	-	(841,252)
Acquisition of Major, net of cash received	(4,268,320)	-
Acquisition of Max, net of cash received	(524,572)	-
Acquisition of Empire, net of cash received	(2,427,999)	-
Acquisition of James, net of cash received	(922,763)	-
Acquisition of Energize, net of cash received	(1,605,868)	-
NET CASH USED IN INVESTING ACTIVITIES	(10,477,614)	(8,631,772)

FINANCING ACTIVITIES:
Net proceeds from exercise of warrants	-	197,876
Net proceeds from issuance of common stock	-	9,337,891
Net proceeds from exercise of stock options	60,532	1,225,506
Excess tax benefit from exercise of stock options	16,000	258,000
Equity issuance costs	(13,931)	(50,613)
Debt issuance costs	-	(10,000)
(Repayments)/borrowings under lines of credit, net	(1,814,935)	1,454,217
Repayments under loans payable, net	(921,779)	(456,405)
Borrowings/(repayments) of amounts due to shareholders	350,259	(189,000)
Payments of capital lease obligations	(107,558)	(24,738)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,431,412)	11,742,734

Effect of exchange rate changes on cash	45,091	(1,088)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,109,209)	9,279,093
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	21,558,739	12,279,646
CASH AND CASH EQUIVALENTS, END OF THE YEAR	$7,449,530	$21,558,739

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS – CONTINUED

	April 30, 2008	April 30, 2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	522,984	$433,742
Income taxes	2,049,667	$2,897,944
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for net non-cash assets received in acquisitions	$2,760,489	$3,370,011

Issuance of notes for property and equipment	$172,532	$74,382

The accompanying notes are an integral part of these consolidated financial statements

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of WPCS International Incorporated (WPCS) and its wholly and majority-owned subsidiaries, WPCS Incorporated , Invisinet Inc. (Invisinet), Walker Comm, Inc. (Walker), Clayborn Contracting Group, Inc. (Clayborn), Heinz Corporation (Heinz), Quality Communications & Alarm Company, Inc. (Quality), New England Communications Systems, Inc. (NECS) from June 1, 2006 (date of acquisition), Southeastern Communication Services, Inc. (SECS) from July 19, 2006 ( date of acquisition), Voacolo Electric Incorporated (Voacolo) from March 30, 2007 ( date of acquisition), Taian AGS Pipeline Construction Co. Ltd (TAGS) from April 5, 2007 ( date of acquisition), Major Electric, Inc. (Major) from August 1, 2007 (date of acquisition), Max Engineering LLC (Max) from August 2, 2007 (date of acquisition), Gomes and Gomes, Inc. dba Empire Electric (Empire) from November 1, 2007 (date of acquisition), WPCS Australia Pty Ltd  from November 12, 2007 (date of formation), James Design Pty Ltd (James) from November 30, 2007 (date of acquisition), WPCS Asia Limited from January 24, 2008 (date of formation)  and RL & CA MacKay Pty Ltd. dba Energize Electrical (Energize) from April 4, 2008 (date of acquisition), collectively the “Company”.  Certain reclassifications have been made to prior period consolidated financial statements to conform to the current presentation.

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

Accounts Receivable

Accounts receivable are due within contractual payment terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Credit is extended based on evaluation of a customer's financial condition. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Included in the accounts receivable is retainage receivable of $2,626,788 and $750,249 at April 30, 2008 and 2007, respectively, which is expected to be collected within one year.

Inventory

Inventory consists of materials, parts and supplies principally valued at the lower of cost using the first-in-first-out (FIFO) method, or market.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided for, using straight-line methods, in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives. Repairs and maintenance costs are charged to operations as incurred.

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Standards (SFAS No. 142), “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are no longer amortized but are assessed for impairment on at least an annual basis. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

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

The Company determines the fair value of the businesses acquired (reporting units) for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. The fair value of the Company’s reporting units derived using discounted cash flow models exceeded the carrying values of the reporting units at April 30, 2008 and 2007. Accordingly, step two was unnecessary and no impairment charge was recognized in the consolidated statements of income for the years ended April 30, 2008 and 2007. On an ongoing basis, the Company expects to perform its annual impairment test at April 30 absent any interim impairment indicators.

Goodwill through the years ended April 30, 2008 and 2007 consisted of the following:

	Wireless Infrastructure	Specialty Communication	Total

Beginning balance, May 1, 2006	$2,482,084	$11,757,834	$14,239,918

Additional transaction costs for prior acquisitions	13,780	-	13,780
NECS acquisition	-	3,380,112	3,380,112
SECS acquisition	1,823,205	-	1,823,205
Voacolo acquisition	-	1,012,593	1,012,593
Ending balance, April 30, 2007	4,319,069	$16,150,539	20,469,608

Voacolo acquisition - purchase price adjustment	-	476,139	476,139
NECS acquisition - purchase price adjustment	-	35,595	35,595
SECS acquisition - purchase price adjustment	(39,775)	-	(39,775)
Major acquisition	-	4,505,562	4,505,562
Max acquisition	304,407	-	304,407
Empire acquisition	-	1,796,709	1,796,709
James acquisition	-	434,835	434,835
Energize acquisition	-	961,201	961,201
Foreign currency translation adjustments - Australia	-	43,220	43,220

Ending balance, April 30, 2008	$4,583,701	$24,403,800	$28,987,501

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At April 30, 2008 and 2007, the total amount of goodwill expected to be deducted for tax purposes is $15,427,560 and $10,926,178 , respectively,  related to the Quality, NECS, SECS, and Major acquisitions.

Other intangible assets consist of the following at April 30:

	Estimated useful life (years)	2008	2007

Customer lists	5-9	$4,119,269	$2,607,000
Contract backlog	1-3	919,722	325,200
		5,038,991	2,932,200
Less accumulated amortization expense		2,109,054	1,248,851
		$2,929,937	$1,683,349

Amortization expense for other intangible assets for the years ended April 30, 2008 and 2007 was approximately $859,000 and $463,000, respectively.

At April 30, 2008, the weighted average amortization period for customer lists, backlog, and total other intangible assets was 6.9, 1.6, and 5.9 years, respectively. At April 30, 2007, the weighted average amortization period for customer lists, backlog, and total other intangible assets was 6.2, 1.7 and 5.7 years, respectively.

There are no expected residual values related to these intangible assets. Estimate future amortization expense by fiscal year is as follows:

Year ending April 30,
2009	$811,745
2010	527,445
2011	388,224
2012	331,836
2013	337,618
Thereafter	533,069
Total Intangible Assets	$2,929,937

Revenue Recognition

The Company generates its revenue by providing design-build engineering services for specialty communication systems and wireless infrastructure services. The Company provides services that include site design, technology integration, electrical contracting, construction, and project management. The Company’s engineering and deployment services report revenue pursuant to customer contracts that span varying periods of time. The Company reports revenue from contracts when persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is reasonably assured.

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

Other Concentrations

For the year ended April 30, 2008, the Company did not have any customers whose revenue was more than 10% of revenue. For the year ended April 30, 2007, the Company had two separate customers totaling approximately $12.7 million and $8.2 million, which comprised 18.1% and 11.7% of total revenue.  Management believes there is no significant business vulnerability regarding the concentration of revenue due to the Company’s strong relationship with these customers and their financial strength.

The Company has 241 union employees. A contract with 61 union employees at Empire expires on December 31, 2008. Two contracts with 70 union employees at Walker expire from December 31, 2008 to November 30, 2009. Three contracts with eight union employees at Heinz expire from May 1, 2009 to May 2, 2012.  A contract with 22 union employees at Voacolo expires on January 1, 2010. A contract with 80 union employees at Major expires on May 31, 2010. At April 30, 2008, approximately 45% of the Company’s labor force is subject to collective bargaining agreements, of which 29% will expire within one year.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FAS No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 on May 1, 2007 had no impact on the Company’s consolidated financial position, results of operations, cash flows or financial statement disclosures.

Earnings Per Common Share

Earnings per common share is computed pursuant to SFAS No. 128, "Earnings Per Share" (EPS). Basic net income per common share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur from common stock issuable through stock options and warrants.  The table below presents the computation of basic and diluted net income per common share for the years ended April 30, 2008 and 2007, respectively:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic earnings per share computation

Numerator:	2008	2007

Net Income	$4,078,347	$4,593,601

Denominator:

Basic weighted average shares outstanding	7,090,789	5,772,423

Basic net income per common share	$0.58	$0.80

Diluted earnings per share computation

Numerator:	2008	2007

Net Income	$4,078,347	$4,593,601

Denominator:

Basic weighted average shares outstanding	7,090,789	5,772,423

Incremental shares from assumed conversion:

Conversion of stock options	173,887	153,937

Conversion of common stock warrants	576,176	482,973

Diluted weighted average shares	7,840,852	6,409,333

Diluted net income per common share	$0.52	$0.72

At April 30, 2008, the Company had 645,818 stock options and 1,883,796 warrants outstanding which are potentially dilutive securities. For the year ended April 30, 2008, 176,385 options were not included in the computation of fully diluted earnings per common share.  At April 30, 2007, the Company had 560,834 stock options and 1,883,796 warrants outstanding which are potentially dilutive securities. For the year ended April 30, 2007, 91,791 options were not included in the computation of fully diluted earnings per common share.  These potentially dilutive securities were excluded  because the stock option exercise price exceeded the average market price of the common stock, and therefore the effects would be antidilutive.

Stock-Based Compensation Plans

In accordance with SFAS 123(R) (revised December 2004), “Share-Based Payment, an amendment of SFAS 123, Accounting for Stock-Based Compensation”, the Company recognizes stock-based employee compensation expense. The Company recorded stock-based compensation of $51,717 and $37,526 for the years ended April 30, 2008 and 2007, respectively.

At April 30, 2008, the total compensation cost related to unvested stock options granted to employees under the Company’s stock option plans but not yet recognized was approximately $258,000 and is expected to be recognized over a weighted-average period of 3.28 years. For the years ended April 30, 2008 and 2007, the weighted average fair value of stock options granted was $3.03 and $3.86, respectively.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has elected to adopt the shortcut method provided in Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” for determining the initial pool of excess tax benefits available to absorb tax deficiencies related to stock-based compensation subsequent to the adoption of SFAS 123R. The shortcut method includes simplified procedures for establishing the beginning balance of the pool of excess tax benefits (the APIC Tax Pool) and for determining the subsequent effect on the APIC Tax Pool and the Company’s consolidated statements of cash flows of the tax effects of share-based compensation awards. SFAS 123R requires that excess tax benefits related to share-based compensation be reflected as financing cash inflows.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. Compensation cost is then recognized on a straight-line basis over the vesting or service period and is net of estimated forfeitures.  The following assumptions were used to compute the fair value of stock options granted during the years ended April 30, 2008 and 2007, respectively:

	2008	2007

Risk-free interest rate	1.65% to 4.74%	4.73% to 4.96%
Expected volatility	53.8% to 58.3%	61.0% to 62.4%
Expected dividend yield	0.00%	0.00%
Expected term ( in years)	3.5 to 3.75	3.5

The risk-free rate is based on the rate of U.S Treasury zero-coupon issues with a remaining term equal to the expected term of the option grants.  Expected volatility is based on the historical volatility of the Company’s common stock using the weekly closing price of the Company’s common stock, pursuant to SEC Staff Accounting Bulletin Nos. 107 (SAB 107). The expected dividend yield is zero based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was calculated using the simplified method pursuant to SAB 107 and SAB 110.

Other Comprehensive Income

Other comprehensive income consists of the following at April 30:

	2008	2007
Net income	$4,078,347	$4,593,601

Other comprehensive income (loss) – foreign currency translation adjustments, net	284,095	(1,088)

Comprehensive income	$4,362,442	$4,592,513

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. The most significant estimates relate to the calculation of percentage-of-completion on uncompleted contracts, allowance for doubtful accounts, valuation of inventory, amortization method and lives of customer lists, and estimates of the fair value of reporting units and discounted cash flows used in determining whether goodwill has been impaired. Actual results could differ from those estimates.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. On February 12, 2008, the FASB issued staff position No. SFAS 157-2, “effective date of FASB No. 157 Fair Value Measurements”, which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 157 on its consolidated financial position, results of operations and cash flows or financial statement disclosures.

In September 2006, the SEC issued SAB No. 108 Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which is effective for fiscal years beginning after November 15, 2006 provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a “rollover” method, which focuses primarily on the income statement impact of misstatements, and the “iron curtain” method, which focuses primarily on the balance sheet impact of misstatements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative factors, a misstatement is determined to be material. The application of the provisions of SAB 108 did not have a material effect on the Company’s consolidated financial position, results of operations, cash flows or financial statement disclosures.

In February, 2007, the FASB issued FASB Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any , of the adoption of  SFAS 159 on its consolidated financial position, results of operations, cash flows or financial statement disclosures.

On December 4, 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)), and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160).  These new standards will significantly change the accounting for and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will evaluate the impact of adopting SFAS 141(R) and SFAS 160 on its consolidated financial position, results of operations, cash flows or financial statement disclosures.

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

Voacolo

On March 30, 2007, the Company acquired Voacolo. The aggregate consideration paid by the Company, including acquisition transaction costs of $31,389, was $2,563,863 of which $1,281,389 was paid in cash, and the Company issued 116,497 shares of common stock valued at $1,282,473. In June 2008, the Company settled and paid aggregate additional cash consideration of $2,500,000 to the former Voacolo shareholders for the earnout settlement for the twelve months ended March 31, 2008. Voacolo was acquired pursuant to a Stock Purchase Agreement among the Company, and the former Voacolo shareholders, dated and effective as of March 30, 2007. In connection with the acquisition, Voacolo entered into employment agreements with the former Voacolo shareholders, each for a period of two years.  The acquisition of Voacolo expands the Company’s geographic presence in the Mid-Atlantic region and provides additional  electrical contracting services  in both high and low voltage applications, structured cabling and voice/data/video solutions, as well as the expansion of its operations into wireless video surveillance.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A valuation of certain assets was completed, including property and equipment, list of major customers and backlog, and the Company internally determined the fair value of other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approach.

The purchase price allocation has been determined as follows:

Assets purchased:
Cash	$584,094
Accounts receivable	2,095,564
Inventory	217,500
Prepaid expenses	46,858
Costs in excess of billings	215,143
Fixed assets	346,569
Backlog	200,200
Customer lists	132,000
Goodwill	1,488,732
5,326,660
Liabilities assumed:
Accounts payable	(732,252)
Accrued expenses	(102,832)
Payroll and other payables	(79,943)
Billings in excess of costs	(935,179)
Deferred income tax payable	(181,000)
Income tax payable	(28,171)
Loan payable	(602,984)
Notes payable	(100,436)
(2,762,797)
Purchase price	$2,563,863

TAGS

On April 5, 2007, the Company acquired a 60% Equity Interest and a 60% Profit Interest (together the Interest) in TAGS, a joint venture enterprise in the City of Taian, Shandong province, the People's Republic of China, from American Gas Services, Inc. (AGS) and American Gas Services, Inc. Consultants (AGS Consultants), respectively. The aggregate consideration paid by the Company, including acquisition transaction costs of $185,409, was $1,785,409 of which $985,409 was paid in cash, and the Company issued 68,085 shares of common stock valued at approximately $800,000.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price allocation has been determined as follows:

Assets purchased:
Cash	$141,564
Accounts receivable	1,727,953
Inventory	341,812
Other current assets	399,664
Fixed assets	3,694,948
6,305,941
Liabilities assumed:
Accounts payable	(72,710)
Accrued expenses and other payable	(714,126)
Payroll and other payables	(171,463)
Dividends payable	(252,724)
Income tax payable	(235,279)
Notes payable	(1,681,846)
Deferred revenue	(61,519)
Minority interest	(1,330,865)
(4,520,532)
Purchase price	$1,785,409

Major

On August 1, 2007, the Company acquired Major. The aggregate consideration paid by the Company, including acquisition transaction costs of $44,226, was $6,663,717, of which $4,215,701 was paid in cash and the Company issued 242,776 shares of common stock valued at $2,448,016. In addition, the Company shall pay additional consideration to the former Major shareholders regarding reimbursement of income taxes related to the Internal Revenue Code Section 338(h)(10) election.  The Company expects to settle this contingent consideration within the one-year timeframe permitted under SFAS 141 and will adjust goodwill for any additional consideration required to be paid pursuant to this provision of the purchase agreement. Major was acquired pursuant to a Stock Purchase Agreement among the Company and the former Major shareholders, dated and effective as of August 1, 2007. In connection with the acquisition, Major entered into employment agreements with the former president and vice president, for a period of one and two years, respectively. The acquisition of Major expands the Company’s geographic presence in the Pacific Northwest region and provides additional wireless and electrical contracting services  in direct digital controls, security, wireless SCADA applications and wireless infrastructure.

A valuation of certain assets was completed, including property and equipment, list of major customers and backlog, and the Company internally determined the fair value of other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approach.

The purchase price allocation has been determined as follows:

Assets purchased:
Accounts receivable	$3,830,626
Inventory	162,647
Prepaid expenses	117,349
Costs in excess of billings	1,445,749
Fixed assets	682,637
Other assets	8,855
Backlog	130,000
Customer lists	390,000
Goodwill	4,505,562
11,273,425

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liabilities assumed:
Cash overdraft	(52,618)
Accounts payable	(424,513)
Accrued expenses	(12,788)
Payroll and other payable	(605,456)
Billings in excess of costs	(985,204)
Line of credit	(2,086,774)
Loan payable	(24,638)
Capital lease obligation	(242,297)
Shareholder loan	(175,420)
(4,609,708)
Purchase price	$6,663,717

Max

On August 2, 2007, the Company acquired Max. The aggregate consideration paid by the Company, including acquisition transaction costs of $30,498, was $830,498, of which $630,498 was paid in cash and the Company issued 17,007 shares of common stock valued at $200,000. In addition, the Company shall pay an additional: (i) $350,000 in cash or Company common stock if Max’s earnings before interest and taxes for the twelve months ending August 1, 2008 shall equal or exceed $275,000; and (ii) $375,000 in cash or Company common stock if Max’s earnings before interest and taxes for the twelve months ending August 1, 2009 shall equal or exceed $375,000. Max was acquired pursuant to a Membership Interest Purchase Agreement among the Company and the former Max members, dated and effective as of August 2, 2007. In connection with the acquisition, Max entered into employment agreements with the former members, each for a period of two years. The acquisition of Max expands the Company’s geographic expansion into Texas and provides additional engineering services that specialize in the design of specialty communication systems and wireless infrastructure for the telecommunications, oil, gas and wind energy markets.

A valuation of certain assets was completed, including property and equipment and list of major customers, and the Company internally determined the fair value of other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approach.

The purchase price allocation has been determined as follows:

Assets purchased:
Cash	$105,926
Accounts receivable	256,829
Costs in excess of billings	4,500
Fixed assets	21,890
Other assets	1,950
Customer lists	216,000
Goodwill	304,407
911,502
Liabilities assumed:
Accrued expenses	(59,186)
Payroll and other payable	(19,318)
Accrued tax payable	(2,500)
(81,004)
Purchase price	$830,498

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Empire

On November 1, 2007, the Company acquired Empire. The aggregate consideration paid by the Company, including acquisition transaction costs of $40,154, was $2,511,154 in cash, subject to adjustment. Empire was acquired pursuant to a Stock Purchase Agreement among the Company and the former shareholders of Empire, dated as of November 1, 2007.  In connection with the acquisition, Empire entered into employment agreements with the former shareholders for a period of two years. The acquisition of Empire expands the Company’s geographic presence in California and provides additional electrical contractor services that specialize in low voltage applications for healthcare, state government and military customers.

Based on the preliminary information currently available, the preliminary allocation has been made resulting in goodwill and other intangible assets of approximately $2,242,000. Upon completion of a final purchase price allocation, there may be an increase or decrease in the amount assigned to goodwill and a corresponding increase or decrease in tangible or other intangible assets.

The purchase price allocation has been determined as follows:

Assets purchased:
Cash	$83,155
Accounts receivable	2,321,784
Inventory	197,961
Prepaid expenses	6,569
Prepaid income tax	69,142
Costs in excess of billings	72,518
Fixed assets	284,451
Backlog	344,900
Customer lists	100,000
Goodwill	1,796,709
5,277,189
Liabilities assumed:

Accounts payable	(1,113,789)
Accrued expenses	(53,871)
Payroll and other payable	(327,112)
Billings in excess of costs	(420,874)
Line of credit	(400,000)
Deferred tax liability	(235,000)
Notes payable	(47,024)
Shareholder loan	(168,365)
(2,766,035)
Purchase price	$2,511,154

James

On November 30, 2007, the Company acquired James. Through April 30, 2008, the aggregate consideration paid by the Company, including acquisition transaction costs of $74,151, was $1,154,151 in cash.  In May 2008, the Company settled and paid aggregate additional cash consideration of $281,725 to the former James shareholders for final settlement of the net tangible asset adjustment.   James was acquired pursuant to a Share Purchase Agreement among the Company and the former shareholders of James, dated as of November 30, 2007. In connection with the acquisition, the Company entered into an employment agreement with the former president for a period of two years. James is a design engineering services company specializing in building automation including mechanical, electrical, hydraulic, fire protection, lift, security access and wireless systems. The acquisition of James provides the Company international expansion into Australia consistent with our emphasis on Australia, China and surrounding Pacific Rim countries.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on the preliminary information currently available, the preliminary allocation has been made resulting in goodwill and other intangible assets of approximately $818,000. Upon completion of a final purchase price allocation, there may be an increase or decrease in the amount assigned to goodwill and a corresponding increase or decrease in tangible or other intangible assets.

The purchase price allocation has been determined as follows:

Assets purchased:
Cash	$231,386
Accounts receivable	312,135
Prepaid expenses	6,450
Deferred tax assets, net	17,431
Costs in excess of billings	26,272
Fixed assets	115,343
Other assets	830
Customer lists	270,748
Backlog	112,369
Goodwill	434,835
1,527,799
Liabilities assumed:

Accounts payable	(26,288)
Accrued expenses	(74,510)
Payroll and other payable	(9,409)
Loan payable	(6,099)
Sales and use tax payable	(40,516)
Income tax payable	(216,826)
(373,648)
Purchase price	$1,154,151

Energize

On April 4, 2008, the Company acquired Energize. The aggregate consideration paid by the Company, including acquisition transaction costs of $84,175, was $1,627,297 in cash, subject to adjustment. Energize was acquired pursuant to a Share Purchase Agreement among the Company and the former shareholders of Energize, dated as of April 4, 2008. In connection with the acquisition, the Company entered into an employment agreement with the former president for a period of two years.   Energize is an electrical contractor specializing in underground utilities, maintenance and low voltage applications including voice, data and video for commercial and building infrastructure companies, and is expanding its wireless deployment capabilities.  The acquisition of Energize provides further international expansion into Australia.

Based on the preliminary information currently available, the preliminary allocation has been made resulting in goodwill and other intangible assets of approximately $1,471,000. Upon completion of a final purchase price allocation, there may be an increase or decrease in the amount assigned to goodwill and a corresponding increase or decrease in tangible or other intangible assets.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The preliminary purchase price allocation has been determined as follows:

Assets purchased:
Cash	$21,429
Accounts receivable	189,197
Inventory	55,084
Costs in excess of billings	415
Fixed assets	106,165
Deferred tax assets, net	2,108
Customer lists	509,740
Goodwill	961,201
1,845,339
Liabilities assumed:

Accounts payable	(69,562)
Accrued expenses	(7,444)
Payroll and other payable	(37,175)
Sales and use tax payable	(12,449)
Income tax payable	(91,412)
(218,042)
Purchase price	$1,627,297

Pro forma Information

The following unaudited pro forma financial information presents the combined results of operations of the Company, NECS, SECS, Voacolo, TAGS, Major, Max, Empire, James and Energize for the years ended April 30, 2008 and 2007 as if the acquisitions had occurred at May 1, 2006, including the issuance of the Company’s common stock as consideration for the acquisitions of SECS, Voacolo, TAGS and Major. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, NECS, SECS, Voacolo, TAGS, Major, Max, Empire, James and Energize been a single entity during these periods.

	Consolidated Pro Forma
	2008	2007

Revenue	$113,258,244	$109,469,778

Net income	5,088,484	7,531,363

Basic weighted common shares	7,248,390	6,232,650
Diluted weighted common shares	7,998,453	6,869,636

Basic net income per common share	$0.70	$1.21
Diluted net income per common share	$0.64	$1.10

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Costs and estimated earnings on uncompleted contracts consist of the following at April 30:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2008	2007
Costs incurred on uncompleted contracts	$66,331,553	$39,431,006
Estimated contract profit	20,900,509	12,513,277
	87,232,062	51,944,283
Less: billings to date	86,947,332	51,717,031
Net excess of costs	$284,730	$227,252

Costs and estimated earnings in excess of billings	$3,887,152	$2,499,940
Billings in excess of costs and estimated earnings
on uncompleted contracts	(3,602,422)	(2,272,688)
Net excess of costs	$284,730	$227,252

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at April 30:

	Estimated useful life (years)	2008	2007

Furniture and fixtures	5-7	$249,426	$222,963
Computers and software	2-3	938,370	722,072
Office equipment	5-7	157,092	92,337
Vehicles	5-7	3,335,752	1,903,142
Machinery and equipment	5	5,212,807	4,231,918
Leasehold improvements	2-3	354,626	436,477
		10,248,073	7,608,909
Less accumulated depreciation and amortization expense		3,419,911	2,119,989
		$6,828,162	$5,488,920

Depreciation expense for property and equipment for the years ended April 30, 2008 and 2007 was approximately $1,539,000 and $776,000, respectively.

NOTE 6 – LONG-TERM DEBT

Lines of Credit

On April 10, 2007, the Company entered into a loan agreement with Bank of America, N.A. (BOA). The loan agreement (Loan Agreement) provides for a revolving line of credit in an amount not to exceed $12,000,000, together with a letter of credit facility not to exceed $2,000,000. The Company and its subsidiaries also entered into security agreements with BOA, pursuant to which the Company granted a security interest to BOA in all of our assets.   The Loan Agreement contains customary covenants, including but not limited to (i) funded debt to tangible net worth, and (ii) minimum interest coverage ratio. The loan commitment shall expire on April 10, 2010, and the Company may repay the loan at any time.

Loans under the Loan Agreement bear interest at a rate equal to BOA’s prime rate, minus one percentage point, or the Company has the option to elect to use the optional interest rate of LIBOR plus one hundred seventy-five basis points.  As of April 30, 2008, interest rates ranged from 4.00% to 4.82% on outstanding borrowings of approximately $4,376,000 under the Loan Agreement.

In connection with the acquisition of Empire, the Company assumed a revolving line of credit facility with a commercial bank with a balance of $400,000 at the closing date.  As of April 30, 2008, the outstanding balance was $750,000 and bore interest at 9.25%. The outstanding balance  of  $750,000 was repaid by the Company in July 2008.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans Payable

The Company’s long-term debt also consists of notes issued to the Company or assumed in acquisitions related to working capital funding and the purchase of property and equipment in the ordinary course of business. At April 30, 2008, loans payable and capital lease obligations totaled $1,736,361 with interest rates ranging from 0% to 12.67%.

Due to Shareholders

As of April 30, 2008 and 2007, TAGS had outstanding loans due to a related party, Taian Gas Group, totaling $1,941,718 and $717,190, respectively, of which $1,431,230 matures on June 5, 2008, and bears interest at 7.524%.

As of April 30, 2008, Empire had outstanding loans due to the former Empire shareholder totaling $358,365, which bore interest at a rate of 5%.   The loans were repaid in May 2008.

The aggregate maturities of long-term debt, including loans payable, capital lease obligations, due to shareholders and lines of credit are as follows:

Year ending April 30,
	Loans Payable	Capital Leases	Due to Shareholders	Lines of Credit
2009	$1,272,112	$91,491	$2,300,083	$750,000
2010	85,354	89,240	-	4,376,056
2011	42,127	70,324	-	-
2012	19,977	44,235	-	-
2013	9,520	11,981	-	-
Total long-term debt	$1,429,090	$307,271	$2,300,083	$5,126,056

NOTE 7 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of Walker, the Company assumed a ten-year lease with a trust, of which, a certain officer of the Company is the trustee, for a building and land located in Fairfield, California, which is occupied by its Walker subsidiary.  For the years ended April 30, 2008 and 2007, the rent paid for this lease was $90,943 and $88,000, respectively.

In connection with the acquisition of Clayborn, the Company was obligated to pay an additional $1,100,000 in quarterly distributions to the former Clayborn shareholders by December 31, 2007. For the year ended April 30, 2008, payments of $707,000 were made to the former Clayborn shareholders. $189,000 was paid in fiscal 2007, and the remaining $204,000 was paid in fiscal 2006.

In connection with the acquisition of SECS in fiscal 2007, the Company leases its Sarasota, Florida location from a trust, of which one of the former shareholders of SECS is the trustee. For the years ended April 30, 2008 and 2007, the rent paid for this lease was $52,516 and $40,315, respectively.

In connection with the acquisition of Voacolo in fiscal 2007, the Company leases its Trenton, New Jersey location from Voacolo Properties LLC, of which the former shareholders of Voacolo, are the members. For the years ended April 30, 2008 and 2007, the rent paid for this lease was $54,500 and $4,500, respectively.

In connection with the acquisition of TAGS in fiscal 2007, the Company’s joint venture partner provided the office building for TAGS rent free during fiscal year 2008.  The Company expects to enter into a lease with the joint venture partner in fiscal 2009.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - RETIREMENT PLANS

The Company and its subsidiaries participate in employee savings plans under Section 401(k) of the Internal Revenue Code pursuant to which eligible employees may elect to defer a portion of their annual salary by contributing to the plan. There were approximately $15,000 and $241,000 in contributions made for the years ended April 30, 2008 and 2007, respectively.

The Company also contributes to multi-employer pension plans which provide benefits to union employees covered by a collective bargaining agreement.   The Company incurred total costs under such agreements of approximately $1,798,000 and $1,729,000 for the years ended April 30, 2008 and 2007, respectively.

Governmental regulations impose certain requirements relative to the multi-employer plans. In the event of plan termination or employer withdrawal, an employer may be liable for a portion of the plan’s unfunded vested benefits. The Company has not received information from the plan’s administrators to determine its share of unfunded vested benefits. The Company does not anticipate withdrawal from the plans, nor is the Company aware of any expected plan terminations.

NOTE 9 - INCOME TAXES

The provision for income taxes for the years ended at April 30, 2008 and 2007 is summarized as follows:

	2008	2007
Current
Federal	$1,846,000	$2,201,000
State	649,717	784,818
Foreign	98,207	-
Deferred
Federal	126,832	147,000
State	(101,000)	14,000
Foreign	(42,408)	-
Totals	$2,577,348	$3,146,818

The actual provision for income taxes reflected in the consolidated statements of income for the years ended April 30, 2008 and 2007 differs from the provision (benefit) computed at the Federal statutory tax rates. The principal differences between the statutory income tax and the actual provision for income taxes are summarized as follows:

	2008	2007
Expected tax provision at statutory rate (34%)	$2,262,936	$2,631,742
State and local taxes, net of federal tax benefit	428,813	527,675
Foreign income taxes	55,799	30,117
Section 199 permanent difference	(85,000)	(51,000)
Other	(85,200)	8,284
Totals	$2,577,348	$3,146,818

The tax effects of temporary differences which give rise to deferred tax assets and liabilities are summarized as follows:

	2008	2007
Deferred tax assets:

Allowance for doubtful accounts	$27,000	$27,000
Net operating loss carryforward	122,000	16,000
Federal benefit of deferred state tax liabilities	15,000	11,000
Foreign deferred tax benefits	84,731	-
Deferred tax assets-current	248,731	54,000

Customer lists	143,000	111,000
Net operating loss carryforward	126,000	154,000
Valuation allowance	(126,000)	(154,000)
Federal benefit of deferred state tax liabilities	77,000	-
Deferred tax assets-long term	220,000	111,000

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax liabilities:

Inventory	(14,000)	(14,000)
Federal benefit of deferred state tax liabilities	(53,000)	(13,000)
Foreign currency translation	(145,792)	-
Deferred tax liabilities-current	(212,792)	(27,000)

Fixed assets	(210,000)	(107,000)
Backlog	(139,000)	-
Customer lists	(110,000)	(90,000)
Goodwill	(912,000)	(525,000)
Foreign deferred tax liabilities	(22,786)	-
Deferred tax liabilities-long term	(1,393,786)	(722,000)

Net deferred tax liabilities	$(1,137,847)	$(584,000)

At April 30, 2008, the Company has net operating loss carryforwards for state tax purposes approximating $3.0 million expiring through 2023.  Due to the uncertainty of recognizing a tax benefit on these losses in certain states, the Company has provided a valuation allowance of approximately $1.4 million against the deferred tax asset related to these loss carryforwards.

Undistributed earnings of the Company’s foreign subsidiaries were $41,000 and $0 for the years ended April 30, 2008 and 2007, respectively. These earnings, which reflect full provision for foreign income taxes, are considered to be indefinitely reinvested in foreign operations or will be reinvested substantially free of additional tax. Accordingly, no provision for Federal income taxes has been provided thereon. Upon repatriation of these earnings, in the form of dividends or otherwise, the Company will be subject to both Federal income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred income tax liability versus current income tax payable is not practicable due to the complexities associated with its hypothetical calculation. However, unrecognized foreign tax credit carryforwards would become available to reduce some portion of the Federal liability.

Deferred taxes have not been provided on the excess book basis in the shares of the Company’s foreign subsidiaries because these basis differences are not expected to reverse in the foreseeable future. These basis differences could reverse through a sale of the subsidiaries, the receipt of dividends from the subsidiaries, as well as various other events. It is not practical to calculate the residual income taxes that would result if these basis differences reversed due to the complexities of the income tax law and the hypothetical nature of these calculations.

NOTE 10 - STOCK OPTION PLANS

In September 2006, the Company adopted the 2007 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2007 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  At April 30, 2008, options to purchase 80,000 shares were outstanding at an exercise price of $6.33. At April 30, 2008, there were 320,000 options available for grant under the 2007 Incentive Stock Plan.

In September 2005, the Company adopted the 2006 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2006 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  These shares were registered under Form S-8. Under the terms of the 2006 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant.  These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At April 30, 2008, options to purchase 327,726 shares were outstanding at exercise prices ranging from $6.14 to $12.10. At April 30, 2008, there were 698 options available for grant under the 2006 Incentive Stock Plan.

In March 2003, the Company established a stock option plan pursuant to which options to acquire a maximum of 416,667 shares of the Company's common stock were reserved for grant (the "2002 Plan"). These shares were registered under Form S-8. Under the terms of the 2002 Plan, the options are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At April 30, 2008, options to purchase 238,092 shares were outstanding at exercise prices ranging from $4.80 to $14.40. At April 30, 2008, there were 36,058 shares available for grant under the 2002 Plan.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information with respect to stock options granted under the 2002 Plan, 2006 Incentive Stock Plan and 2007 Incentive Stock Plan at April 30, 2008 and April 30, 2007:

	Options Outstanding at April 30, 2008			Options Exercisable at April 30, 2008
Exercise prices	Shares under option	Weighted-average remaining life in years	Weighted-average Exercise Price	Shares under option	Weighted-average Exercise Price
$4.80 - 5.52	37,217	1.72	$5.12	37,217	$5.12
$6.10 - 9.00	533,345	2.62	$6.45	432,220	$6.44
$10.92 - 14.40	75,256	1.09	$11.98	60,456	$12.11

Total	645,818	2.39	$7.02	529,893	$7.00

	Options Outstanding at April 30, 2007			Options Exercisable at April 30, 2007
Exercise prices	Shares under option	Weighted-average remaining life in years	Weighted-average Exercise Price	Shares under option	Weighted-average Exercise Price
$4.80 - 5.52	40,593	2.73	$5.11	39,009	$5.10
$6.10 - 9.00	451,000	3.17	$6.48	429,700	$6.42
$10.92 - 14.40	62,823	1.35	$12.13	62,823	$12.13
$16.20 - 19.92	6,418	0.74	$17.41	6,418	$17.41

Total	560,834	2.91	$7.14	537,950	$7.13

The following table summarizes stock option activity for the year ended April 30, 2008, during which there were 9,831 options exercised under the Company’s stock option plans:

	2002 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2007	233,575	$8.43

Granted	19,700	$8.49
Exercised	(4,498)	$5.76
Forfeited/Expired	(10,685)	$14.64

Outstanding, April 30, 2008	238,092	$8.21	1.4	$44,726

Vested and expected to vested, April 30, 2008	234,213	$8.21	1.3	$44,726

Exercisable, April 30, 2008	215,660	$8.20	1.1	$44,726

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2006 Incentive Stock Plan
	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2007	327,259	$6.22

Granted	7,000	$11.28
Exercised	(5,333)	$6.65
Forfeited/Expired	(1,200)	$7.23

Outstanding, April 30, 2008	327,726	$6.32	2.5	$52,574

Vested and expected to vested, April 30, 2008	326,032	$6.29	2.5	$52,574

Exercisable, April 30, 2008	314,233	$6.17	2.5	$52,574

	2007 Incentive Stock Plan
	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2007	-	$0.00

Granted	80,000	$6.33
Exercised	-	$0.00
Forfeited/Expired	-	$0.00

Outstanding, April 30, 2008	80,000	$6.33	4.8	$0

Vested and expected to vested, April 30, 2008	62,460	$6.33	4.8	$0

Exercisable, April 30, 2008	-	$0.00	0.0	$0

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

The Common Stock was issued in a private placement transaction pursuant to Section 4(2) under the Securities Act of 1933. Pursuant to the terms of sale, the Company agreed to cause a resale registration statement covering the Common Stock to be filed no later than 30 days after the closing and declared effective no later than 120 days after the closing. If the Company failed to comply with the registration statement filing or effective date requirements, it would have been required to pay the investors a fee equal to 2% of the aggregate amount invested by the purchasers per each 30 day period of delay, not to exceed 10%.  The Company accounts for such penalties as contingent liabilities, applying the accounting guidance of  SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”). This accounting is consistent with views established by the Emerging Issues Task Force in its consensus set forth in EITF 05-04 and FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which was issued December 21, 2006. Accordingly, the Company recognizes damages when it becomes probable that they will be incurred and amounts are reasonably estimable.  The Company filed a resale registration statement on February 9, 2007 covering the Common Stock, which was declared effective by the SEC on March 2, 2007, which was within the agreed upon timeframe under the terms of sale.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the activity of the common stock purchase warrants for the years ended April 30, 2008 and 2007:

	Number of Shares	Weighted Average Exercise Price
Outstanding, May 1, 2006	2,017,454	8.62
Granted	320,741	6.99
Exercised	(30,281)	6.99
Expired	(424,118)	10.57
Outstanding, April 30, 2007 and 2008	1,883,796	$6.99

NOTE 12 - SEGMENT REPORTING

The Company's reportable segments are determined and reviewed by management based upon the nature of the services, the external customers and customer industries and the sales and distribution methods used to market the products.   The Company has two reportable segments: wireless infrastructure services and specialty communication systems.  Management evaluates performance based upon (loss) income before income taxes. Corporate includes corporate salaries and external professional fees, such as accounting, legal and investor relations costs which are not allocated to the other subsidiaries.  Corporate assets primarily include cash and prepaid expenses.  Segment results for the years ended April 30, 2008 and 2007 are as follows:

	As of and for year ended April 30, 2008
	Corporate	Wireless Infrastructure	Specialty Communication	Total

Revenue	$-	$11,819,386	$89,611,742	$101,431,128

Depreciation and amortization	$36,186	$254,896	$2,107,521	$2,398,603

Income (loss) before income taxes	$(2,345,430)	$131,241	$8,869,884	$6,655,695

Goodwill	$-	$4,583,701	$24,403,800	$28,987,501

Total assets	$5,457,038	$9,098,515	$69,392,588	$83,948,141

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of and for year ended April 30, 2007
	Corporate	Wireless Infrastructure	Specialty Communication	Total

Revenue	$-	$13,250,499	$56,749,571	$70,000,070

Depreciation and amortization	$57,368	$259,097	$923,021	$1,239,486

Income (loss) before income taxes	$(1,851,995)	$976,769	$8,615,645	$7,740,419

Goodwill	$-	$4,319,069	$16,150,539	$20,469,608

Total assets	$10,281,087	$10,878,557	$50,394,026	$71,553,670

As of and for years ended April 30, 2008 and 2007, the specialty communication systems segment includes approximately $1,740,000 and $300,000 in revenue and $1,748,000 and $1,737,000 of net assets held in China related to the Company’s 60% interest in TAGS, respectively.  As of and for the year ended April 30, 2008, the specialty communication systems segment includes approximately $813,000 in revenue and $2,824,000 of net assets held in Australia related to the Company’s 100% ownership in James and Energize.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has entered into employment contracts ranging from one to three years with certain of its employees.  The aggregate base salary commitments under these contracts at April 30, 2008 are approximately $6,100,000.

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. The Company is currently not aware of any such legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse affect on our business, consolidated financial condition or operating results.

Lease Commitments

The Company leases its office facilities pursuant to noncancelable operating leases expiring through April 2014. The Company also has noncancelable vehicle leases.  The minimum rental commitments under these noncancelable leases at April 30, 2008 are summarized as follows:

Year ending April 30,
2009	$1,139,742
2010	815,194
2011	544,347
2012	180,053
2013	105,585
Thereafter	100,715
Total minimum lease payments	$2,885,636

Rent expense for all operating leases was approximately $786,000 and $559,000 in 2008 and 2007, respectively.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SUBSEQUENT EVENTS

On June 26, 2008, the Company acquired all of the assets of Lincoln Wind LLC (Lincoln Wind) for aggregate consideration of $400,000 in cash. The assets of Lincoln Wind were acquired pursuant to an Asset Purchase Agreement among Max, the Company, Lincoln Wind and the former member. In connection with the acquisition, Max also entered into an employment agreement with the former member for two years.  Lincoln Wind is an engineering company focused on the implementation of meteorological towers that measure the wind capacity of geographic areas prior to the construction of a wind farm. The acquisition of Lincoln Wind provides the Company additional engineering services that specialize in the design of specialty communication systems for the wind energy market.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T) – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.   We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of April 30, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.   Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Our internal control over financial reporting includes those policies and procedures that:

•           pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•           provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of April 30, 2008.  Management’s assessment of internal control over financial reporting was based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of April 30, 2008.

The effectiveness of our internal control over financial reporting as of April 30, 2008 has not been audited by J.H. Cohn, LLP, an independent registered public accounting firm. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their ages as of the date hereof are as follows:

NAME	AGE	OFFICES HELD
Andrew Hidalgo	52	Chairman, Chief Executive Officer and Director
Joseph Heater	44	Chief Financial Officer
Donald Walker	45	Executive Vice President
James Heinz	48	Executive Vice President
Richard Schubiger	43	Executive Vice President
Charles Madenford	45	Executive Vice President
Steven James	61	Executive Vice President
Norm Dumbroff	47	Director
Neil Hebenton	52	Director
Gary Walker	53	President of Walker Comm, Inc. and Director
William Whitehead	52	Director

Set forth below is a biographical description of each executive officer and director.

Andrew Hidalgo, Chairman, Chief Executive Officer and Director

Mr. Hidalgo has been our Chairman of the Board and Chief Executive Officer since our inception in November 2001 and served in the same capacity with the predecessor company WPCS Holdings, Inc. since September 2000. He is responsible for our operations and direction. Prior to that, Mr. Hidalgo held various positions in operations, sales and marketing with Applied Digital Solutions, the 3M Company, Schlumberger and General Electric. He attended Fairfield University in Fairfield, Connecticut.

Joseph Heater, Chief Financial Officer

Mr. Heater has been Chief Financial Officer since July 2003. From November 2001 to June 2003, Mr. Heater was the Controller for Locus Pharmaceuticals, Inc., a development stage pharmaceutical company. Prior to that, from April 1999 to September 2001, Mr. Heater was Director of Finance and Corporate Controller for esavio Corporation, an information technology consulting company providing application development, network design, integration, and managed services. Prior to that, from March 1995 to November 1998, Mr. Heater was Director of Financial Planning and Assistant Corporate Controller for Airgas, Inc. Mr. Heater holds a B.S. from the University of Nebraska and a M.B.A. from Villanova University.

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

Steven James, Executive Vice President

Mr. James has been Executive Vice President since December 2007.  Mr. James was the founder of James Design Pty Ltd and its President since June 1998 until its acquisition by WPCS in December 2007.  Mr. James has over thirty years of consulting and contracting experience in the areas of design and project management for mechanical ventilation and air conditioning systems.  Prior to establishing James Design, Mr. James was Mechanical Director for Hyder Consulting from February 1995 to May 1998.  Prior to that, from June 1985 to January 1995, Mr. James was a partner with George Floth Pty Ltd Consulting Engineers.  Mr. James holds a certificate in aeronautical engineering from the Auckland Technical Institute of New Zealand.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. We believe that, during fiscal 2008, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

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
Neil Hebenton
William Whitehead

COMPENSATION DISCUSSION AND ANALYSIS (CD&A)

The following discussion and analysis of compensation arrangements of our named executive officers for the fiscal year ended April 30, 2008 should be read together with the compensation tables and related disclosures set forth below.

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

Our overall compensation philosophy is to provide an executive compensation package that enables us to attract, retain and motivate executive officers to achieve our short-term and long-term business goals. We strive to apply a uniform philosophy regarding compensation of all employees, including members of senior management. This philosophy is based upon the premise that the achievements of the company result from the combined and coordinated efforts of all employees working toward common goals and objectives in a competitive, evolving market place. The goals of our compensation program are to align remuneration with business objectives and performance and to enable us to retain and competitively reward executive officers and employees who contribute to our long-term success.  In making executive compensation and other employment compensation decisions, the Executive Committee considers achievement of certain criteria, some of which relate to our performance and others of which relate to the performance of the individual employee. Awards to executive officers are based on achievement of company and individual performance criteria.

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

Bonuses. A component of each executive officer’s potential annual compensation may take the form of a performance-based bonus. Contractually, our Executive Vice Presidents are entitled to receive an annual bonus equal to 3% of the annual profit before interest and taxes of the designated subsidiaries assigned to him. Our CEO and CFO are entitled to an annual bonus, to be determined at the discretion of the Executive Committee, based on our financial performance and the achievement of the officer’s individual performance objectives.

Long-Term Incentives. Longer-term incentives are provided through stock options, which reward executives and other employees through the growth in value of our stock. The Executive Committee believes that employee equity ownership provides a major incentive for employees to build stockholder value and serves to align the interests of employees with those of our stockholders. Grants of stock options to executive officers are based upon each officer’s relative position, responsibilities and contributions, with primary weight given to the executive officers’ relative rank and responsibilities. Initial stock option grants designed to recruit an executive officer may be based on negotiations with the officer and with reference to historical option grants to existing officers. Stock options are generally granted at an exercise price equal to the market price of our common stock on the date of grant and will provide value to the executive officers only when the price of our common stock increases over the exercise price.   Although the expenses of stock options affect our financial statements negatively, we continue to believe that this is a strong element of compensation that focuses the employees on financial and operational performance to create value for the long-term.

With regard to our option grant practice, the Executive Committee has the responsibility of approving all stock option grants to employees.  Stock option grants for plan participants are generally determined within ranges established for each job level. These ranges are established based on our desired pay positioning relative to the competitive market. Specific recruitment needs are taken into account for establishing the levels of initial option grants. Annual option grants take into consideration a number of factors, including performance of the individual, job level, prior grants and competitive external levels. The goals of option grant guidelines are to ensure future grants remain competitive from a grant value perspective and to ensure option usage consistent with option pool forecasts.   Based on the definition of fair market value in our stock option plan, options are granted at 100% of the closing sales price of our stock on the last market trading date prior to the grant date.  We do not time the granting of our options with any favorable or unfavorable news released by us. Proximity of any awards to an earnings announcement or other market events is coincidental.

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

Tax and Accounting Considerations

Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code of 1986, as amended, restricts deductibility of executive compensation paid to our Chief Executive Officer and each of the five other most highly compensated executive officers holding office at the end of any year to the extent such compensation exceeds $1,000,000 for any of such officers in any year and does not qualify for an exception under Section 162(m) or related regulations. The Executive Committee’s policy is to qualify its executive compensation for deductibility under applicable tax laws to the extent practicable. Income related to stock options granted under our 2002 Stock Option Plan, the 2006 Incentive Stock Plan, and the 2007 Incentive Stock Plan, generally qualify for an exemption from these restrictions imposed by Section 162(m). In the future, the Executive Committee will continue to evaluate the advisability of qualifying its executive compensation for full deductibility.

Accounting for Stock-Based Compensation. Effective May 1, 2006, we adopted the fair value recognition provisions of FASB Statement 123(R) for stock-based compensation.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Contract with Andrew Hidalgo

On February 1, 2005, we entered into a three-year employment contract with Andrew Hidalgo, our Chairman and Chief Executive Officer. Upon each one year anniversary of the agreement, the agreement will automatically renew for another three years from the anniversary date. The base salary under the agreement was $250,000 per annum through April 30, 2008.  Effective June 1, 2008, the base salary under the agreement was amended to $325,000 per annum. In addition, Mr. Hidalgo is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time.

Contract with Joseph Heater

On June 1, 2005, we entered into a three-year employment contract with Joseph Heater, our Chief Financial Officer. Upon each one year anniversary of the agreement, the agreement will automatically renew for another three years from the anniversary date. The base salary under the agreement is $195,000 per annum through April 30, 2008. Effective June 1, 2008, the base salary under the agreement was amended to $250,000.  In addition, Mr. Heater is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time.

Contract with Donald Walker

On February 1, 2007, we entered into a three-year employment contract with Mr. Walker with a base salary of $160,000 per annum. Upon each one year anniversary of the agreement, the agreement will automatically renew for another three years from the anniversary date. In addition, Mr. Walker is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. Mr. Walker is also entitled to the full-time use of an automobile owned or leased by us, for which we reimburse Mr. Walker for all maintenance and gasoline expenses associated with the use of the automobile. Mr. Walker is also entitled to receive an annual bonus of 3.0% of operating income before the deduction of interest and income taxes of designated subsidiaries assigned by us.

Contract with Gary Walker

On February 1, 2007, we entered into a three-year employment contract with Mr. Walker with a base salary of $150,000 per annum. Upon each one year anniversary of the agreement, the agreement will automatically renew for another three years from the anniversary date. In addition, Mr. Walker is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. Mr. Walker is also entitled to the full-time use of an automobile owned or leased by us, for which we reimburse Mr. Walker for all maintenance and gasoline expenses associated with the use of the automobile. Mr. Walker is also entitled to receive an annual bonus of 3.0% of the operating income of Walker Comm, prior to the deduction of interest and income taxes.

Contract with James Heinz

On April 1, 2007, we entered into a three-year employment contract with Mr. Heinz with a base salary of $160,000 per annum.  Upon each one year anniversary of the agreement, the agreement will automatically renew for another three years from the anniversary date.  In addition, Mr. Heinz is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. Mr. Heinz is also entitled to the full-time use of an automobile owned or leased by us, for which we reimburse Mr. Heinz for all maintenance and gasoline expenses associated with the use of the automobile. Mr. Heinz is also entitled to receive an annual bonus of 3.0% of operating income, before the deduction of interest and income taxes of designated subsidiaries assigned by us.

Contract with Richard Schubiger

On June 1, 2008, we entered into a three-year employment contract with Mr. Schubiger with a base salary of $225,000 per annum.  Upon each one year anniversary of the agreement, the agreement will automatically renew for another three years from the anniversary date.  In addition, Mr. Schubiger is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time., Mr. Schubiger is entitled to receive an annual bonus of 3.0% of operating income before the deduction of interest and income taxes of designated subsidiaries assigned by us.

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

Contract with Steven James

Effective December 1, 2007, we entered into an employment contract with Mr. James with a base salary of $130,000 per annum.  Upon each one year anniversary of the agreement, the agreement will automatically renew for another two years from the anniversary date.  In addition, Mr. James is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. Mr. James is also entitled to an auto allowance of $1,000 Australian dollars per month. Mr. James is also entitled to receive an annual bonus of 3.0% of operating income, before the deduction of interest and income taxes of designated subsidiaries assigned by us.

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

The following table sets forth in summary form the compensation received during the fiscal years ended April 30, 2008 and 2007 by the Company's Chief Executive Officer and each of the Company’s five other most highly compensated executive officers based on salary and bonus earned during the 2008 and 2007 fiscal years.

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer and four other highest paid executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the “named executive officers”) for fiscal years 2008 and 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (7)	All Other Compensation ($)		Total ($)

Andrew Hidalgo	2008	250,000	70,000	1,087	9,466	(8)	330,553
Chairman, Chief Executive Officer	2007	168,000	60,000	-	10,800	(8)	238,800
and Director (1)

Joseph Heater	2008	195,000	50,000	652	-		245,652
Chief Financial Officer (2)	2007	140,000	40,000	-	-		180,000

Donald Walker	2008	160,000	64,671	217	-		224,888
Executive Vice President (3)	2007	145,000	141,524	-	13,200	(9)	299,724

Gary Walker	2008	150,000	68,067	217	-		218,284
President- Walker and Director (4)	2007	142,500	141,524	-	12,190	(9)	296,214

Richard Schubiger	2008	195,000	120,428	217	-		315,645
Executive Vice President (5)	2007	140,000	107,829	-	-		247,829

James Heinz	2008	160,000	50,623	217	-		210,840
Executive Vice President (6)	2007	141,667	33,577	-	-		175,244

(1)	Mr. Hidalgo has served as Chairman, Chief Executive Officer and Director since May 24, 2002.

(2)	Mr. Heater has served as Chief Financial Officer since July 15, 2003.

(3)	Mr. Walker has served as Executive Vice President since December 30, 2002.

(4)	Mr. Walker has served as President of Walker Comm and as a Director since December 30, 2002.

(5)	Mr. Schubiger has served as Executive Vice President since November 24, 2004.

(6)	Mr. Heinz has served as Executive Vice President since April 2, 2004.

(7)	Represents the dollar amount of compensation expense recognized in fiscal 2008 for financial reporting purposes related to stock option awards granted in fiscal 2008 under SFAS 123R, as discussed in Note 2, "Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(8)	Represents lease payments for use of company-leased vehicle.

(9)	Represents 401(k) matching contributions.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth information regarding the number of stock options granted to named executive officers during fiscal 2008.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Andrew Hidalgo	3/4/08	25,000	6.33	66,820
Joseph Heater	3/4/08	15,000	6.33	40,092
James Heinz	3/4/08	5,000	6.33	13,364
Richard Schubiger	3/4/08	5,000	6.33	13,364
Donald Walker	3/4/08	5,000	6.33	13,364
Gary Walker	3/4/08	5,000	6.33	13,364

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of April 30, 2008.

Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date

Andrew Hidalgo	73,046	-	$6.60	10/6/2009
	126,690	-	$6.14	10/13/2010
	-	25,000	$6.33	3/14/2013

Joseph Heater	20,834	-	$9.00	6/12/2008
	12,500	-	$12.84	8/6/2008
	7,500	-	$6.60	10/6/2009
	63,345	-	$6.14	10/13/2010
	-	15,000	$6.33	3/14/2013

James Heinz	10,000	-	$5.25	2/1/2010
	38,007	-	$6.14	10/13/2010
	-	5,000	$6.33	3/14/2013

Richard Schubiger	10,000	-	$5.25	2/1/2010
	38,007	-	$6.14	10/13/2010
	-	5,000	$6.33	3/14/2013

Donald Walker	-	5,000	$6.33	3/14/2013

Gary Walker	-	5,000	$6.33	3/14/2013

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2008 for services to our company.

Name	Fees Earned or Paid in Cash	Option Awards ($)(*)	Total ($)
Norm Dumbroff (1)	5,000	4,088	9,088
Neil Hebenton (2)	5,000	4,088	9,088
William Whitehead (3)	7,500	4,088	11,588
Total:	17,500	12,264	29,764

*
Amounts represent the amount of compensation expense recognized in fiscal 2008 for awards granted in fiscal 2008 and 2007  under SFAS 123R, as discussed in Note 2, "Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(1)	28,988 options were outstanding as of April 30, 2008, of which 22,946 were exercisable as of April 30, 2008.

(2)	16,904 options were outstanding as of April 30, 2008, of which 10,862 were exercisable as of April 30, 2008.

(3)	28,988 options were outstanding as of April 30, 2008, of which 22,946 were exercisable as of April 30, 2008.

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of July 17, 2008:

•	by each person who is known by us to beneficially own more than 5% of our common stock;

•	by each of our officers and directors; and

•	by all of our officers and directors as a group.

Name And Address Of Beneficial Owner (1)	Number of Shares Owned (2)		Percentage of Class (3)

Andrew Hidalgo	428,953	(4)	5.74%
Joseph Heater	98,345	(4)	1.34%
Donald Walker	5,000		-
James Heinz	112,531	(4)	1.54%
Richard Schubiger	53,007	(4)	*
Charles Madenford	9,084	(4)	*
Steven James	-		*
Norm Dumbroff	99,822	(4)	1.37%
Neil Hebenton	16,904	(4)	*
Gary Walker	72,564		*
William Whitehead	37,188	(4)	*
All Officers and Directors as a Group (10 persons)	933,398	(4)	11.39%

Special Situations Private Equity Fund, L.P.	1,148,652	(5)	14.5%
153 E. 53rd Street, 55th Floor
New York, NY 10022

Special Situations Fund III QP, L.P.	1,546,610	(5)	19.20%
527 Madison Avenue, Suite 2600
New York, NY 10022

SF Capital Partners Ltd..	500,360	(6)	6.67%
3600 South Lake Dr
St. Francis, WI 53235
______________________
*	Less than 1%.

(1)	The address for each of our officers and directors is One East Uwchlan Avenue, Exton, PA 19341.

(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of July 17, 2008 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)	Percentage based on 7,251,083 shares of common stock outstanding.

(4)
Includes the following number of shares of common stock which may be acquired by certain officers and directors through the exercise of stock options which were exercisable as of July 17, 2008 or become exercisable within 60 days of that date: Andrew Hidalgo, 199,736 shares; Joseph Heater, 83,345 shares; James Heinz, 48,007 shares; Richard Schubiger, 48,007 shares; Charles Madenford, 4,084 shares; Norm Dumbroff, 22,946 shares; Neil Hebenton, 11,904 shares; William Whitehead, 22,946 shares; and all officers and directors as a group, 440,975 shares.

(5)
Includes the following number of shares of common stock which may be acquired through the exercise of common stock purchase warrants which were exercisable as of July 17, 2008 or become exercisable within 60 days of that date: Special Situations Private Equity Fund, L.P., 626,017 shares, and Special Situations Fund III QP, L.P., 805,791 shares, based on the information in the most recent Schedule 13D filed on January 10, 2008.

(6)	Includes the following number of shares of common stock which may be acquired through the exercise of common stock purchase warrants which were exercisable as of July 17, 2008 or become exercisable within 60 days of that date: 250,360 shares.

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

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (1)
Equity compensation plan approved by board of directors (1)	238,092	$8.21	36,058

Equity compensation plan approved by security holders (2)	327,726	$6.32	698

Equity compensation plan approved by security holders (3)	80,000	$6.33	320,000

Total	645,818	$7.02	356,756

(1)
We established a nonqualified stock option plan pursuant to which options to acquire a maximum of 416,667 shares of our common stock were reserved for grant (the “2002 Plan”).  As of April 30, 2008, included above in the 2002 Plan are 208,925 shares issuable upon exercise of options granted to employees and directors, and 29,167 options granted to outside consultants for services rendered to our company.

(2)
We established the 2006 Incentive Stock Plan, under which 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  As of April 30, 2008, 327,726 shares were issuable upon exercise of options granted to employees and directors.

(3)	We established the 2007 Incentive Stock Plan, under which 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. As of April 30, 2008, 80,000 shares were issuable upon exercise of options granted to employees and directors.

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

In connection with the acquisition of Walker Comm, we assumed a lease with a living trust established by Gary Walker, one of our Directors, who is the trustee and whose heirs are the beneficiaries of the trust. The lease is for a building and land located in Fairfield, California, which is occupied by our Walker Comm subsidiary. The lease calls for monthly rental payments of $7,805, with annual increases, calculated using the San Francisco-Oakland-San Jose Consolidated Metropolitan Statistical Area Consumer Price Index. For each of the fiscal years ended April 30, 2008 and 2007, the rent paid for this lease was $90,943 and $88,000, respectively.  We believe the terms of this lease are no less favorable than those which could have been obtained between unrelated parties for similar transactions acting at arm’s length.

On August 22, 2003, we acquired all of the outstanding shares of Clayborn, our wholly owned subsidiary, in exchange for an aggregate $900,000 cash consideration and 68,871 newly issued shares of our common stock. The Clayborn stockholders consisted of David Gove, the former President of Clayborn, and his spouse. An additional $1,100,000 is due by September 30, 2007, payable in quarterly distributions, by payment to the Clayborn stockholders of 50% of the quarterly post tax profits, as defined, of Clayborn and a final payment of any remaining balance on that date. Through April 30, 2008, payments of $1,100,000 have been made to the former Clayborn stockholders.

On July 19, 2006, we acquired SECS and we lease our Sarasota, Florida location from a trust, of which one of the former shareholders of SECS, is the trustee. For the years ended April 30, 2008 and 2007, the rent paid for this lease was $52,516 and $40,315, respectively.   We believe the terms of this lease are no less favorable than those which could have been obtained between unrelated parties for similar transactions acting at arm’s length.

On March 30, 2007, we lease our Trenton, New Jersey location from Voacolo Properties LLC, of which the former shareholders of Voacolo, are the members. For the years ended April 30, 2008 and 2007, the rent paid for this lease was $54,500 and $4,500, respectively.   We believe the terms of this lease are no less favorable than those which could have been obtained between unrelated parties for similar transactions acting at arm’s length.

In connection with the acquisition of TAGS in fiscal 2007, our joint venture partner provided the office building for TAGS rent free during fiscal year 2008.  We expect to enter into a lease with the joint venture partner in fiscal 2009.

As of April 30, 2008 and 2007, TAGS had outstanding loans due to a related party, Taian Gas Group, totaling $1,941,718 and  $717,190, respectively, of which $1,431,230 matures on  June 5, 2008, and  bears interest at 7.524%.

As of April 30, 2008, Empire has outstanding loans due to the former shareholder totaling $358,365, which bore interest at a rate of 5%.  The loans were repaid in May 2008.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended April 30, 2008 and 2007, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were $320,975 and $278,471, respectively.

Audit Related Fees. We incurred fees to our independent auditors of $6,000 and $14,400, respectively, for audit related fees during the fiscal years ended April 30, 2008 and 2007.  These fees were related to the review of our registration statements prior to filing with the SEC.

Tax and Other Fees. We did not incur fees to our independent auditors for tax compliance services during the fiscal years ended April 30, 2008 and 2007.

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

10.6	Purchase Agreement, dated as of April 11, 2006, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s current report on Form 8-K, filed April 12, 2006.

10.7	Waiver, dated as of April 11, 2006, incorporated by reference to Exhibit 10.2 of WPCS International Incorporated’s current report on Form 8-K, filed April 12, 2006.

10.8
Stock Purchase Agreement, dated as of June 7, 2006, by and among WPCS International Incorporated, New England Communications Systems, Inc., Myron Polulak, Carolyn Windesheim and Gary Tallmon, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s current report on Form 8-K, filed June 9, 2006.

10.9
Employment Agreement, dated as of June 7, 2006, between New England Communications Systems, Inc. and Myron Polulak, incorporated by reference to Exhibit 10.2 of WPCS International Incorporated’s current report on Form 8-K, filed June 9, 2006.

10.10
Employment Agreement, dated as of June 7, 2006, between New England Communications Systems, Inc. and Carolyn Windesheim, incorporated by reference to Exhibit 10.3 of WPCS International Incorporated’s current report on Form 8-K, filed June 9, 2006.

10.11
Stock Purchase Agreement, dated as of July 19, 2006, by and among WPCS International Incorporated, Southeastern Communication Service, Inc., Daniel G. Lester, Christopher P. Lester, Thomas A. Lester, Michael D. Lester, Karl F. Eickmeyer and Anthony Ankersmit, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s current report on Form 8-K, filed July 20, 2006.

10.12
Registration Rights Agreement, dated as of July 19, 2006, by and among WPCS International Incorporated, Southeastern Communication Service, Inc., Daniel G. Lester, Christopher P. Lester, Thomas A. Lester, Michael D. Lester, Karl F. Eickmeyer and Anthony Ankersmit, incorporated by reference to Exhibit 10.2 of WPCS International Incorporated’s current report on Form 8-K, filed July 20, 2006.

10.13	Form of Securities Purchase Agreement, dated as of January 30, 2007, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s current report on Form 8-K, filed February 1, 2007.

10.14	Form of Registration Rights Agreement, dated as of January 30, 2007, incorporated by reference to Exhibit 10.2 of WPCS International Incorporated’s current report on Form 8-K, filed February 1, 2007

10.15
Stock Purchase Agreement, dated as of March 30, 2007, by and among WPCS International Incorporated, Voacolo Electric Incorporated, Jeffrey Voacolo, David Voacolo, Joseph Voacolo and Tracy Hossler, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s current report on Form 8-K, filed April 2, 2007.

10.16
Registration Rights Agreement, dated as of March 30, 2007, by and among WPCS International Incorporated, Voacolo Electric Incorporated, Jeffrey Voacolo, David Voacolo, Joseph Voacolo and Tracy Hossler, incorporated by reference to Exhibit 10.2 of WPCS International Incorporated’s current report on Form 8-K, filed April 2, 2007.

10.17
Employment Agreement, dated as of March 30, 2007, between Voacolo Electric Incorporated and Jeffrey Voacolo, incorporated by reference to Exhibit 10.4 of WPCS International Incorporated’s current report on Form 8-K, filed April 2, 2007.

10.18
Employment Agreement, dated as of March 30, 2007, between Voacolo Electric Incorporated and David Voacolo, incorporated by reference to Exhibit 10.5 of WPCS International Incorporated’s current report on Form 8-K, filed April 2, 2007.

10.19
Employment Agreement, dated as of March 30, 2007, between Voacolo Electric Incorporated and Joseph Voacolo, incorporated by reference to Exhibit 10.6 of WPCS International Incorporated’s current report on Form 8-K, filed April 2, 2007.

10.20
Interest Purchase Agreement, dated as of April 5, 2007, by and among WPCS International Incorporated, American Gas Services, Inc. and American Gas Services, Inc. Consultants, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s current report on Form 8-K, filed April 9, 2007.

10.21
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

10.22
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

10.23
Employment Agreement, effective as of April 1, 2007, between WPCS International Incorporated and Charles Madenford, incorporated by reference to Exhibit 10.36 of WPCS International Incorporated’s annual report on Form 10-K, filed July 30, 2007.

10.24
Stock Purchase Agreement, dated as of August 1, 2007, by and among WPCS International Incorporated, Major Electric, Inc., Frank Mauger, James Jordan and Todd Kahl, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s current report on Form 8-K, filed August 7, 2007.

10.25
Registration Rights Agreement, dated as of August 1, 2007, by and among WPCS International Incorporated, Major Electric, Inc., Frank Mauger, James Jordan and Todd Kahl, incorporated by reference to Exhibit 10.2 of WPCS International Incorporated’s current report on Form 8-K, filed August 7, 2007.

10.26
Escrow Agreement, dated as of August 1, 2007, by and among WPCS International Incorporated, Major Electric, Inc., Frank Mauger, James Jordan, Todd Kahl and Sichenzia Ross Friedman Ference LLP, incorporated by reference to Exhibit 10.3 of WPCS International Incorporated’s current report on Form 8-K, filed August 7, 2007.

10.27
Employment Agreement, dated as of August 1, 2007, between Major Electric, Inc. and Frank Mauger, incorporated by reference to Exhibit 10.4 of WPCS International Incorporated’s current report on Form 8-K, filed August 7, 2007.

10.28
Employment Agreement, dated as of August 1, 2007, between Major Electric, Inc. and James Jordan, incorporated by reference to Exhibit 10.5 of WPCS International Incorporated’s current report on Form 8-K, filed August 7, 2007.

10.29
Membership Interest Purchase Agreement, dated as of August 2, 2007, by and among WPCS International Incorporated, Max Engineering LLC, Hak-Fong Ma and Robert Winterhalter, incorporated by reference to Exhibit 10.6 of WPCS International Incorporated’s current report on Form 8-K, filed August 7, 2007.

10.30
Registration Rights Agreement, dated as of August 2, 2007, by and among WPCS International Incorporated, Max Engineering LLC, Hak-Fong Ma and Robert Winterhalter, incorporated by reference to Exhibit 10.7 of WPCS International Incorporated’s current report on Form 8-K, filed August 7, 2007.

10.31
Escrow Agreement, dated as of August 2, 2007, by and among WPCS International Incorporated, Max Engineering LLC, Hak-Fong Ma, Robert Winterhalter and Sichenzia Ross Friedman Ference LLP, incorporated by reference to Exhibit 10.8 of WPCS International Incorporated’s current report on Form 8-K, filed August 7, 2007.

10.32
Employment Agreement, dated as of August 2, 2007, between Max Engineering LLC and Hak-Fong Ma, incorporated by reference to Exhibit 10.9 of WPCS International Incorporated’s current report on Form 8-K, filed August 7, 2007.

10.33
Employment Agreement, dated as of August 2, 2007, between Max Engineering LLC and Robert Winterhalter, incorporated by reference to Exhibit 10.10 of WPCS International Incorporated’s current report on Form 8-K, filed August 7, 2007.

10.34
Stock Purchase Agreement, dated as of November 1, 2007, by and among WPCS International Incorporated, Gomes and Gomes, Inc. dba Empire Electric, Harold L. Gomes and Judy L. Gomes, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s current report on Form 8-K, filed November 2, 2007.

10.35
Escrow Agreement, dated as of November 1, 2007, by and among WPCS International Incorporated, Gomes and Gomes, Inc. dba Empire Electric, Harold L. Gomes, Judy L. Gomes and Sichenzia Ross Friedman Ference LLP, incorporated by reference to Exhibit 10.2 of WPCS International Incorporated’s current report on Form 8-K, filed November 2, 2007.

10.36
Employment Agreement, dated as of November 1, 2007, between Gomes and Gomes, Inc. dba Empire Electric and Harold L. Gomes, incorporated by reference to Exhibit 10.3 of WPCS International Incorporated’s current report on Form 8-K, filed November 2, 2007.

10.37
Employment Agreement, dated as of November 1, 2007, between Gomes and Gomes, Inc. dba Empire Electric and Judy L. Gomes, incorporated by reference to Exhibit 10.4 of WPCS International Incorporated’s current report on Form 8-K, filed November 2, 2007.

10.38
Form of Share Purchase Agreement, dated as of November 30, 2007, by and among WPCS Australia Pty Ltd., James Design Pty Ltd., Steven Peter James, Annette Beryl James, Adrian Kent Ferris, Lionel John Ferris, Margo Donoghue, David Arthur Hunter and Leonne Rosslyn Whibley, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s current report on Form 8-K, filed December 5, 2007.

10.39
Form of Escrow Agreement, dated as of November 30, 2007, by and among WPCS Australia Pty Ltd., James Design Pty Ltd., Steven Peter James, Annette Beryl James, Adrian Kent Ferris, Lionel John Ferris, Margo Donoghue, David Arthur Hunter, Leonne Rosslyn Whibley and Gilshenan & Luton Legal Group, incorporated by reference to Exhibit 10.2 of WPCS International Incorporated’s current report on Form 8-K, filed December 5, 2007.

10.40
Form of Employment Agreement, dated as of November 30, 2007, by and between WPCS Australia Pty Ltd and Steven Peter James, incorporated by reference to Exhibit 10.3 of WPCS International Incorporated’s current report on Form 8-K, filed December 5, 2007.

10.41
Asset Purchase Agreement, dated as of June 26, 2008 by and among Max Engineering LLC, Lincoln Wind LLC and Matthew Cumberworth, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s current report on Form 8-K, filed July 1, 2008.

10.42
Assignment and Lease Assumption Agreement, dated as of June 26, 2008 by between among Max Engineering LLC, Lincoln Wind LLC, incorporated by reference to Exhibit 10.2 of WPCS International Incorporated’s current report on Form 8-K, filed July 1, 2008.

10.43
Employment Agreement, dated as of June 26, 2008 by and between Max Engineering LLC and Matthew Cumberworth, incorporated by reference to Exhibit 10.3 of WPCS International Incorporated’s current report on Form 8-K, filed July 1, 2008.

10.44
Escrow Agreement, dated as of June 26, 2008 by between among Max Engineering LLC, Lincoln Wind LLC, incorporated by reference to Exhibit 10.4 of WPCS International Incorporated’s current report on Form 8-K, filed July 1, 2008.

10.45
Escrow Agreement, dated as of June 26, 2008 by between among Max Engineering LLC, Lincoln Wind LLC, incorporated by reference to Exhibit 10.5 of WPCS International Incorporated’s current report on Form 8-K, filed July 1, 2008.

10.46	2002 Employee Stock Option Plan, incorporated by reference to Exhibit 4.4 of WPCS International Incorporated’s Annual Report on Form 10-KSB, filed August 14, 2003.

10.47	2006 Incentive Stock Plan, incorporated by reference to Exhibit 4.2 of WPCS International Incorporated’s registration statement on Form S-8, filed September 21, 2005.

10.48	2007 Incentive Stock Plan, incorporated by reference to Exhibit A of WPCS International Incorporated’s definitive proxy statement on Schedule 14A, filed August 18, 2006.

10.49	Amendment to Employment Agreement, dated as of June 1, 2008, by and between WPCS International Incorporated and Andrew Hidalgo, filed herewith.

10.50	Amendment to Employment Agreement, dated as of June 1, 2008, by and between WPCS International Incorporated and Joseph Heater, filed herewith.

10.51	Agreement, dated as of June 1, 2008, by and between WPCS International Incorporated and Richard Schubiger, filed herewith.

14	Code of Ethics and Business Conduct, incorporated by reference to Exhibit 14 of WPCS International Incorporated’s annual report on Form 10-KSB, filed August 14, 2003.

21.1	Subsidiaries of the registrant, filed herewith.

23.1	Consent of J.H. Cohn LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the years ended April 30, 2008 and 2007

(A) Description Allowance for Doubtful Accounts	(B) Balance at Beginning of Period	(C) Additions Charged to Costs and Expenses	(D) Deductions		(E) Balance at end of Period
April 30, 2006	$75,786	35,877	$(6877)	(1)	$104,786
April 30, 2007	104,786	-	(6,000)	(1)	98,786
April 30, 2008	$98,786	-	-		$98,786

(1). Write-off of uncollectible accounts.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WPCS INTERNATIONAL INCORPORATED

Date: July 29, 2008	By: /s/ ANDREW HIDALGO
Andrew Hidalgo
Chief Executive Officer (Principal Executive Officer)

Date: July 29, 2008	By: /s/ JOSEPH HEATER
Joseph Heater
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ ANDREW HIDALGO Andrew Hidalgo	Chairman of the Board	July 29, 2008

/s/ NORM DUMBROFF Norm Dumbroff	Director	July 29, 2008

/s/ NEIL HEBENTON Neil Hebenton	Director	July 29, 2008

/s/ GARY WALKER Gary Walker	Director	July 29, 2008

/s/ WILLIAM WHITEHEAD William Whitehead	Director	July 29, 2008