Form 10-Q
period 2008-07-31
WPCS INTERNATIONAL INC
filed 2008-09-15
CIK 1086745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended July 31, 2008

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ]   No [X]

As of September 11, 2008, there were 7,251,083 shares of registrant’s common stock outstanding.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Condensed consolidated balance sheets at July 31, 2008 (unaudited) and April 30, 2008	3-4

		Condensed consolidated statements of income for the three months ended July 31, 2008 and 2007 (unaudited)	5

		Condensed consolidated statement of shareholders’ equity for the three months ended July 31, 2008 (unaudited)	6

		Condensed consolidated statements of cash flows for the three months ended July 31, 2008 and 2007 (unaudited)	7-8

		Notes to unaudited condensed consolidated financial statements	9-23

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-32

	ITEM 3.	Controls and Procedures	33

PART II.	OTHER INFORMATION

	ITEM 1	Legal proceedings	34
	ITEM 2	Unregistered sales of equity securities and use of proceeds	34
	ITEM 3	Defaults upon senior securities	34
	ITEM 4	Submission of matters to a vote of security holders	34
	ITEM 5	Other information	34
	ITEM 6	Exhibits	34

	SIGNATURES		35

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
ASSETS	2008	2008
	(Unaudited)	(Note 1)
CURRENT ASSETS:

Cash and cash equivalents	$3,995,309	$7,449,530
Accounts receivable, net of allowance of $94,067 and $98,786 at July 31, 2008 and April 30, 2008, respectively	32,417,735	29,092,488
Costs and estimated earnings in excess of billings on uncompleted contracts	4,808,297	3,887,152
Inventory	3,345,333	2,791,782
Prepaid expenses and other current assets	1,586,413	1,002,993
Prepaid income tax	-	122,342
Deferred tax assets	158,873	35,939
Total current assets	46,311,960	44,382,226

PROPERTY AND EQUIPMENT, net	7,035,920	6,828,162

OTHER INTANGIBLE ASSETS, net	2,671,518	2,929,937

GOODWILL	32,239,771	28,987,501

OTHER ASSETS	395,383	820,315

Total assets	$88,654,552	$83,948,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND SHAREHOLDERS' EQUITY	July 31,	April 30,
	2008	2008
	(Unaudited)	(Note 1)
CURRENT LIABILITIES:

Current portion of loans payable	$697,141	$1,272,112
Borrowings under line of credit	-	750,000
Current portion of capital lease obligations	70,637	91,491
Accounts payable and accrued expenses	8,572,132	9,305,791
Billings in excess of costs and estimated earnings on uncompleted contracts	4,829,142	3,602,422
Deferred revenue	869,169	602,560
Due to shareholders	2,588,262	2,300,083
Income taxes payable	328,444	-
Total current liabilities	17,954,927	17,924,459

Borrowings under line of credit	7,626,056	4,376,056
Loans payable, net of current portion	131,538	156,978
Capital lease obligations, net of current portion	233,971	215,780
Deferred tax liabilities	1,626,918	1,173,786
Total liabilities	27,573,410	23,847,059

Minority interest in subsidiary	1,373,096	1,331,850
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued	-	-

Common stock - $0.0001 par value, 75,000,000 shares authorized, 7,251,083 shares issued and outstanding at July 31, 2008 and April 30, 2008	725	725
Additional paid-in capital	50,802,710	50,775,938
Retained earnings	8,547,873	7,709,562
Accumulated other comprehensive income on foreign currency translation	356,738	283,007

Total shareholders' equity	59,708,046	58,769,232

Total liabilities and shareholders' equity	$88,654,552	$83,948,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	July 31,
	2008	2007

REVENUE	$28,267,531	$21,816,006

COSTS AND EXPENSES:
Cost of revenue	20,184,874	15,187,752
Selling, general and administrative expenses	5,937,489	4,059,256
Depreciation and amortization	689,142	529,587

Total costs and expenses	26,811,505	19,776,595

OPERATING INCOME	1,456,026	2,039,411

OTHER EXPENSE (INCOME):
Interest expense	111,603	122,582
Interest income	(26,039)	(214,512)
Minority interest	41,246	3,648

INCOME BEFORE INCOME TAX PROVISION	1,329,216	2,127,693

Income tax provision	490,905	855,078

NET INCOME	$838,311	$1,272,615

Basic net income per common share	$0.12	$0.18

Diluted net income per common share	$0.12	$0.16

Basic weighted average number of common shares outstanding	7,251,083	6,973,659

Diluted weighted average number of common shares outstanding	7,260,035	8,050,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JULY 31, 2008
(Unaudited)

							Accumulated
					Additional Paid-In Capital		Other Compre-	Total Shareholders' Equity
	Preferred Stock		Common Stock			Retained	hensive
	Shares	Amount	Shares	Amount		Earnings	Income

BALANCE, May 1, 2008	-	$-	7,251,083	$725	$50,775,938	$7,709,562	$283,007	$58,769,232

Fair value of stock options granted to employees	-	-	-	-	26,772	-	-	26,772

Accumulated other comprehensive income	-	-	-	-	-	-	73,731	73,731

Net income	-	-	-	-	-	838,311	-	838,311

BALANCE, July 31, 2008	-	$-	7,251,083	$725	$50,802,710	$8,547,873	$356,738	$59,708,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	July 31,
	2008	2007

OPERATING ACTIVITIES :
Net income	$838,311	$1,272,615
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	689,142	529,587
Fair value of stock options granted to employees	26,772	10,941
Provision for doubtful accounts	12,289	-
Amortization of debt issuance costs	2,580	-
Excess tax benefit from exercise of stock options	-	(12,000)
Minority interest	41,246	3,648
Gain on sale of fixed assets	(3,465)	(1,067)
Deferred income taxes	2,648	34,000
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,280,590)	(965,818)
Costs and estimated earnings in excess of billings on uncompleted contracts	(921,272)	(541,390)
Inventory	(547,104)	(663,378)
Prepaid expenses and other current assets	(205,835)	(443,175)
Other assets	275,000	(300)
Accounts payable and accrued expenses	(746,466)	1,670,088
Billings in excess of costs and estimated earnings on uncompleted contracts	1,152,811	(880,026)
Deferred revenue	266,609	191,376
Income taxes payable	449,607	556,928
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,947,717)	762,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (continued)

	Three Months Ended July 31,
	2008	2007

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(431,140)	(226,717)
Acquisition of NECS, net of cash received	-	(3,534)
Acquisition of SECS, net of cash received	-	(3,441)
Acquisition of Voacolo, net of cash received	(2,500,000)	(3,500)
Acquisition of Lincoln Wind, net of cash received	(415,977)	-
Acquisition of James, net of cash received	(284,849)	-
Acquisition of Energize, net of cash received	(21,505)	-
NET CASH USED IN INVESTING ACTIVITIES	(3,653,471)	(237,192)

FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	-	42,413
Excess tax benefit from exercise of stock options	-	12,000
Equity issuance costs	-	(697)
Borrowings under lines of credit, net	2,500,000	-
Repayments under loans payable, net	(612,815)	(69,135)
Borrowings/(repayments) of amounts due to shareholders	233,289	(54,000)
Payments of capital lease obligations	(2,663)	-
NET CASH PROVIDED (USED IN) BY FINANCING ACTIVITIES	2,117,811	(69,419)

Effect of exchange rate changes on cash	29,156	4,953

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,454,221)	460,371
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,449,530	21,558,739
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,995,309	$22,019,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q of Article 10 of Regulation S-X and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2008 included in the Company’s Annual Report on Form 10-K.  The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of condensed consolidated financial position, results of operations and cash flows for the interim periods. Operating results for the three month period ended July 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2009. The amounts for the April 30, 2008 balance sheet have been extracted from the audited consolidated financial statements included in Form 10-K for the year ended April 30, 2008.

The accompanying condensed consolidated financial statements include the accounts of WPCS International Incorporated (WPCS) and its wholly and majority-owned subsidiaries, WPCS Incorporated , Invisinet Inc. (Invisinet), Walker Comm, Inc. (Walker), Clayborn Contracting Group, Inc. (Clayborn), Heinz Corporation (Heinz), Quality Communications & Alarm Company, Inc. (Quality), New England Communications Systems, Inc. (NECS), Southeastern Communication Services, Inc. (SECS), Voacolo Electric Incorporated (Voacolo), Taian AGS Pipeline Construction Co. Ltd (TAGS), Major Electric, Inc. (Major) from August 1, 2007 (date of acquisition), Max Engineering LLC (Max) from August 2, 2007 (date of acquisition), Gomes and Gomes, Inc. dba Empire Electric (Empire) from November 1, 2007 (date of acquisition), WPCS Australia Pty Ltd  from November 12, 2007 (date of formation), James Design Pty Ltd (James) from November 30, 2007 (date of acquisition), WPCS Asia Limited from January 24, 2008 (date of formation), RL & CA MacKay Pty Ltd. dba Energize Electrical (Energize) from April 4, 2008 (date of acquisition), and Lincoln Wind LLC (Lincoln Wind) from June 26, 2008 (date of acquisition), collectively the “Company”.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements follows:

Principles of Consolidation

All significant intercompany transactions and balances have been eliminated in these condensed consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and highly-liquid investments with an original maturity at time of purchase of three months or less.

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards (SFAS No. 142), “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are no longer amortized but are assessed for impairment on at least an annual basis. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

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

Changes in goodwill consist of the following during the three months ended July 31, 2008:

	Wireless Infrastructure	Specialty Communication	Total

Beginning balance, May 1, 2008	4,583,701	24,403,800	28,987,501

Voacolo acquisition - additional earnout payment	-	2,500,000	2,500,000
Major acquisition - purchase price adjustment	-	6,353	6,353
Lincoln Wind acquisition	-	256,749	256,749
James acquisition - purchase price adjustment	-	405,841	405,841
Energize acquisition - purchase price adjustment	-	57,023	57,023
Foreign currency translation adjustments - Australia	-	26,304	26,304
Ending balance, July 31, 2008	$4,583,701	$27,656,070	$32,239,771

Other intangible assets consist of the following at July 31, 2008 and April 30, 2008:

	Estimated useful life (years)	July 31, 2008	April 30, 2008

Customer lists	5 - 9	$4,118,947	$4,119,269
Contract backlog	1 - 3	919,671	919,722
		5,038,618	5,038,991

Less accumulated amortization expense		2,367,100	2,109,054
		$2,671,518	$2,929,937

Amortization expense for other intangible assets for the three months ended July 31, 2008 and 2007 was $258,783 and $139,159, respectively. There are no expected residual values related to these intangible assets.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FAS No. 109" (FIN 48), which clarifies the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 on May 1, 2007 had no impact on the Company’s condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. For the three months ended July 31, 2008, and 2007, the Company recognized no interest or penalties., respectively.

Earning Per Common Share

Earning per common share is computed pursuant to SFAS No. 128, "Earnings Per Share" (EPS). Basic net income per common share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur from common stock issuable through stock options and warrants.  The table below presents the computation of basic and diluted net income per common share for the three months ended July 31, 2008 and 2007, respectively:

Basic earnings per share computation	Three Months Ended
	July 31,
Numerator:	2008	2007

Net income	$838,311	$1,272,615

Denominator:

Basic weighted average shares outstanding	7,251,083	6,973,659

Basic net income per common share	$0.12	$0.18

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Diluted earnings per share computation	Three Months Ended
	July 31,
Numerator:	2008	2007

Net income	$838,311	$1,272,615

Denominator:

Basic weighted average shares outstanding	7,251,083	6,973,659

Incremental shares from assumed conversion:

Conversion of stock options	8,952	234,982

Conversion of common stock warrants	-	842,045

Diluted weighted average shares	7,260,035	8,050,686

Diluted net income per common share	$0.12	$0.16

At July 31, 2008 and 2007, the Company had 587,025 and 561,468 stock options and 1,883,796 warrants outstanding, respectively, which are potentially dilutive securities.  For the three months ended July 31, 2008 and 2007, 238,426 and 100,248 stock options were not included in the computation of the diluted earnings per share, respectively.   For the three months ended July 31, 2008, 1,883,796 warrants were not included in the computation of the diluted earnings per share.   These potentially dilutive securities were excluded because the exercise prices exceeded the average market price of the common stock and, therefore, the effects would be antidilutive.

Other Comprehensive Income

Other comprehensive income for the three months ended July 31, 2008 and 2007 consists of the following:

	Three months ended
	July 31,
	2008	2007
Net income	$838,311	$1,272,615
Other comprehensive income - foreign currency translation adjustments, net	73,731	42,495
Comprehensive income	$912,042	$1,315,110

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. On February 12, 2008, the FASB issued staff position No. SFAS 157-2, “effective date of FASB No. 157 Fair Value Measurements”, which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 had no impact on the Company’s condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.

In February, 2007, the FASB issued FASB Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 had no impact on the Company’s consolidated financial position, results of operations, cash flows or financial statement disclosures.

On December 4, 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)), and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160).  These new standards will significantly change the accounting for and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will evaluate the impact of adopting SFAS 141(R) and SFAS 160 on its condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.

On March 19, 2008, the FASB Issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities”(SFAS 161). This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact that SFAS 161 will have on its condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.

No other recently issued accounting pronouncement issued or effective after the end of the fiscal year is expected to have a material impact on the Company’s condensed consolidated financial statements.

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

Voacolo

On March 30, 2007, the Company acquired Voacolo. The aggregate consideration paid by the Company, including acquisition transaction costs of $31,389, was $5,063,863 of which $3,781,389 was paid in cash, and the Company issued 116,497 shares of common stock valued at $1,282,473. In June 2008, the Company settled and paid aggregate additional cash consideration of $2,500,000 to the former Voacolo shareholders for the earnout settlement for the twelve months ended March 31, 2008. Voacolo was acquired pursuant to a Stock Purchase Agreement among the Company, and the former Voacolo shareholders, dated and effective as of March 30, 2007. In connection with the acquisition, Voacolo entered into employment agreements with the former Voacolo shareholders, each for a period of two years.  The acquisition of Voacolo expands the Company’s geographic presence in the Mid-Atlantic region and provides additional  electrical contracting services  in both high and low voltage applications, structured cabling and voice/data/video solutions, as well as the expansion of its operations into wireless video surveillance.

A valuation of certain assets was completed, including property and equipment, list of major customers and backlog, and the Company internally determined the fair value of other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approach.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The purchase price allocation has been determined as follows:

Assets purchased:
Cash	$584,094
Accounts receivable	2,095,564
Inventory	217,500
Prepaid expenses	46,858
Costs and estimated earnings in excess of billings	215,143
Fixed assets	346,569
Backlog	200,200
Customer lists	132,000
Goodwill	3,988,732
7,826,660
Liabilities assumed:
Accounts payable	(732,252)
Accrued expenses	(102,832)
Payroll and other payables	(79,943)
Billings in excess of costs and estimated earnings	(935,179)
Deferred income tax payable	(181,000)
Income tax payable	(28,171)
Loan payable	(602,984)
Notes payable	(100,436)
(2,762,797)
Purchase price	$5,063,863

Major

On August 1, 2007, the Company acquired Major. The aggregate consideration paid by the Company, including acquisition transaction costs of $44,226, was $6,292,151 of which $3,844,135 was paid in cash and the Company issued 242,776 shares of common stock valued at $2,448,016.  The Company determined not to proceed with the Internal Revenue Code Section 338(h)(10) election, which resulted in recording additional deferred tax liabilities of $304,000 related to the purchase price allocation and a corresponding increase in goodwill.  In connection with the additional purchase price adjustments to settle earnout and working capital adjustments, the Company has recorded a receivable from the former Major shareholders of $371,566, resulting in a corresponding decrease in goodwill. This receivable will be repaid within the next 12 months in three equal installments.

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

The purchase price allocation has been determined as follows:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets purchased:
Accounts receivable	$3,830,626
Inventory	162,647
Prepaid expenses	117,349
Costs and estimated earnings in excess of billings	1,445,749
Fixed assets	682,637
Other assets	8,855
Backlog	130,000
Customer lists	390,000
Goodwill	4,511,915
11,279,778
Liabilities assumed:
Cash overdraft	(52,618)
Accounts payable	(424,513)
Accrued expenses	(12,788)
Payroll and other payable	(605,456)
Billings in excess of costs and estimated earnings	(1,059,123)
Deferred tax liabilities	(304,000)
Line of credit	(2,086,774)
Loan payable	(24,638)
Capital lease obligation	(242,297)
Shareholder loan	(175,420)
(4,987,627)
Purchase price	$6,292,151

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

The purchase price allocation has been determined as follows:

Assets purchased:
Cash	$105,926
Accounts receivable	256,829
Costs and estimated earnings in excess of billings	4,500
Fixed assets	21,890
Other assets	1,950
Customer lists	216,000
Goodwill	304,407
911,502
Liabilities assumed:
Accrued expenses	(59,186)
Payroll and other payable	(19,318)
Accrued tax payable	(2,500)
(81,004)
Purchase price	$830,498

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The purchase price allocation has been determined as follows:

Assets purchased:
Cash	$83,155
Accounts receivable	2,321,784
Inventory	197,961
Prepaid expenses	6,569
Prepaid income tax	69,142
Costs and estimated earnings in excess of billings	72,518
Fixed assets	284,451
Backlog	344,900
Customer lists	100,000
Goodwill	1,796,709
5,277,189
Liabilities assumed:

Accounts payable	(1,113,789)
Accrued expenses	(53,871)
Payroll and other payable	(327,112)
Billings in excess of costs and estimated earnings	(420,874)
Line of credit	(400,000)
Deferred tax liability	(235,000)
Notes payable	(47,024)
Shareholder loan	(168,365)
(2,766,035)
Purchase price	$2,511,154

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

James

On November 30, 2007, the Company acquired James. Through July 31, 2008, the aggregate consideration paid by the Company, including acquisition transaction costs of $78,267, was $1,559,993 in cash.  In May 2008, the Company settled and paid aggregate additional cash consideration of $281,725 and released the escrow amount of $120,000 to the former James shareholders for final settlement of the net tangible asset adjustment.   James was acquired pursuant to a Share Purchase Agreement among the Company and the former shareholders of James, dated as of November 30, 2007. In connection with the acquisition, the Company entered into an employment agreement with the former president for a period of two years. James is a design engineering services company specializing in building automation including mechanical, electrical, hydraulic, fire protection, lift, security access and wireless systems. The acquisition of James provides the Company international expansion into Australia consistent with our emphasis on Australia, China and surrounding Pacific Rim countries.

A valuation of certain assets was completed, including property and equipment and list of major customers, and the Company internally determined the fair value of other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approach.

The purchase price allocation has been determined as follows:

Assets purchased:
Cash	$231,386
Accounts receivable	312,135
Prepaid expenses	6,450
Deferred tax assets	17,431
Costs and estimated earnings in excess of billings	26,272
Fixed assets	115,343
Other assets	830
Customer lists	270,748
Backlog	112,369
Goodwill	840,677
1,933,641
Liabilities assumed:

Accounts payable	(26,288)
Accrued expenses	(74,510)
Payroll and other payable	(9,409)
Loan payable	(6,099)
Sales and use tax payable	(40,516)
Income tax payable	(216,826)
(373,648)
Purchase price	$1,559,993

Energize

On April 4, 2008, the Company acquired Energize. The aggregate consideration paid by the Company, including acquisition transaction costs of $108,676, was $1,684,320 in cash, subject to adjustment. In July 2008, the Company settled and paid aggregate additional cash consideration of $32,522 to the former Energize shareholders for final settlement of the net tangible asset adjustment. Energize was acquired pursuant to a Share Purchase Agreement among the Company and the former shareholders of Energize, dated as of April 4, 2008. In connection with the acquisition, the Company entered into an employment agreement with the former president for a period of two years.   Energize is an electrical contractor specializing in underground utilities, maintenance and low voltage applications including voice, data and video for commercial and building infrastructure companies, and is expanding its wireless deployment capabilities.  The acquisition of Energize provides further international expansion into Australia.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A valuation of certain assets was completed, including property and equipment and list of major customers, and the Company internally determined the fair value of other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approach.

The purchase price allocation has been determined as follows:

Assets purchased:
Cash	$21,429
Accounts receivable	189,197
Inventory	55,084
Costs and estimated earnings in excess of billings	415
Fixed assets	106,165
Deferred tax assets	2,108
Customer lists	509,740
Goodwill	1,018,224
1,902,362
Liabilities assumed:

Accounts payable	(69,562)
Accrued expenses	(7,444)
Payroll and other payable	(37,175)
Sales and use tax payable	(12,449)
Income tax payable	(91,412)
(218,042)
Purchase price	$1,684,320

Lincoln Wind

On June 26, 2008, the Company acquired all the assets of Lincoln Wind for aggregate consideration of $415,977 in cash, including acquisition transaction costs of $15,977. The assets of Lincoln Wind were acquired pursuant to an Asset Purchase Agreement among Max, the Company, Lincoln Wind and the former member. In connection with the acquisition, Max also entered into an employment agreement with the former member for two years. Lincoln Wind is an engineering company focused on the implementation of meteorological towers that measure the wind capacity of geographic areas prior to the construction of a wind farm.  The acquisition of Lincoln Wind provides additional engineering services that specialize in the design of specialty communication systems for the wind energy market.

The preliminary purchase price allocation has been made resulting in goodwill and other intangible assets of approximately $257,000.  Upon completion of a final purchase price allocation, there may be an increase or decrease in the amount of goodwill and a corresponding increase or decrease in tangible or other intangible assets.

The preliminary purchase price allocation has been determined as follows:

Assets purchased:
Fixed assets	$159,228
Goodwill and other intangible assets	256,749
Purchase price	$415,977

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pro forma Information

The following unaudited consolidated pro forma financial information presents the combined results of operations of the Company, Major, Max, Empire, James, Energize and Lincoln Wind for the three months ended July 31, 2008 and 2007 as if the acquisitions had occurred at May 1, 2006, including the issuance of the Company’s common stock as consideration for the acquisition of  Major. The consolidated pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Major, Max, Empire, James, Energize and Lincoln Wind been a single entity during these periods.

	Consolidated Pro Forma
	Three months ended
	July 31,
	2008	2007

Revenues	$28,396,452	$28,958,234

Net income	$766,510	$1,394,656

Basic weighted shares	7,251,083	7,248,168
Diluted weighted shares	7,260,035	8,325,195

Basic net income (loss) per share	$0.11	$0.19
Diluted net income (loss) per share	$0.11	$0.17

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Costs and estimated earnings on uncompleted contracts consist of the following at July 31, 2008 and April 30, 2008:

	July 31, 2008	April 30, 2008
Costs incurred on uncompleted contracts	$64,038,500	$66,331,553
Estimated contract profit	19,953,561	20,900,509
	83,992,061	87,232,062
Less: billings to date	84,012,906	86,947,332
Net excess of (billings)costs	$(20,845)	$284,730

Costs and estimated earnings in excess of billings On uncompleted contracts	$4,808,297	$3,887,152
Billings in excess of costs and estimated earnings
on uncompleted contracts	(4,829,142)	(3,602,422)
Net excess of (billings)costs	$(20,845)	$284,730

NOTE 5 – DEBT

Lines of Credit

On April 10, 2007, the Company entered into a loan agreement with Bank of America, N.A. (BOA). The loan agreement (Loan Agreement), as amended August 7, 2008, provides for a revolving line of credit in an amount not to exceed $15,000,000, together with a letter of credit facility not to exceed $2,000,000. The Company and its subsidiaries also entered into security agreements with BOA, pursuant to which the Company granted a security interest to BOA in all of our assets.   The Loan Agreement contains customary covenants, including but not limited to (i) funded debt to tangible net worth, and (ii) minimum interest coverage ratio. The loan commitment shall expire on April 10, 2010, and the Company may repay the loan at any time.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Loans under the Loan Agreement bear interest at a rate equal to BOA’s prime rate, minus one percentage point, or the Company has the option to elect to use the optional interest rate of LIBOR plus one hundred seventy-five basis points.  As of July 31, 2008, interest rates ranged from 4.00% to 4.82% on outstanding borrowings of approximately $7,626,056 under the Loan Agreement.

In connection with the acquisition of Empire, the Company assumed a revolving line of credit facility with a commercial bank with a balance of $400,000 at the closing date.  The outstanding balance of $750,000 was repaid by the Company in July 2008.

Loans Payable

The Company’s long-term debt also consists of notes issued to the Company or assumed in acquisitions related to working capital funding and the purchase of property and equipment in the ordinary course of business. At July 31, 2008, loans payable, and capital lease obligations totaled approximately $1,133,287 with interest rates ranging from 0% to 12.67%.

Due to Shareholders

As of July 31, 2008, TAGS had outstanding loans due to a related party, Taian Gas Group (TGG), totaling $2,588,262, of which $1,462,240 matures on December 3, 2008, and bears interest at 8.217%. TGG is in the process of refinancing the rest of the total amount with TAGS, which is expected to be completed during the second quarter of fiscal 2009.

NOTE 6 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of Walker, the Company assumed a ten-year lease with a trust, of which, a certain officer of the Company is the trustee, for a building and land located in Fairfield, California, which is occupied by its Walker subsidiary.  For the three months ended July 31, 2008 and 2007, the rent paid for this lease was $23,415 and $24,117, respectively.

In connection with the acquisition of SECS, the Company leases its Sarasota, Florida location from a trust, of which one of the former shareholders of SECS is the trustee. For the three months ended July 31, 2008 and 2007, the rent paid for this lease was $13,226 and $12,480, respectively.

In connection with the acquisition of Voacolo, the Company leases its Trenton, New Jersey location from Voacolo Properties LLC, of which the former shareholders of Voacolo are the members. For the three months ended July 31, 2008 and 2007, the rent paid for this lease was $15,000 and $13,500, respectively.

In connection with the acquisition of TAGS in fiscal 2007, the Company’s joint venture partner provided the office building for TAGS rent free during fiscal year 2008. The Company expects to enter into a lease with the joint venture partner in fiscal 2009.

NOTE 7 - STOCK OPTION PLANS AND COMMON STOCK PURCHASE WARRANTS

Stock Option Plans

In September 2006, the Company adopted the 2007 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2007 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  At July 31, 2008, options to purchase 80,000 shares were outstanding at an exercise price of $6.33. At July 31, 2008, there were 320,000 options available for grant under the 2007 Incentive Stock Plan.

In September 2005, the Company adopted the 2006 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2006 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  These shares were registered under Form S-8. Under the terms of the 2006 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant.  These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At July 31, 2008, options to purchase 327,059 shares were outstanding at exercise prices ranging from $6.14 to $12.10. At July 31, 2008, there were 1,365 options available for grant under the 2006 Incentive Stock Plan.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2003, the Company established a stock option plan pursuant to which options to acquire a maximum of 416,667 shares of the Company's common stock were reserved for grant (the "2002 Plan"). These shares were registered under Form S-8. Under the terms of the 2002 Plan, the options are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At July 31, 2008, options to purchase 179,966 shares were outstanding at exercise prices ranging from $4.80 to $14.40. At July 31, 2008, there were 94,184 shares available for grant under the 2002 Plan.

The following table summarizes stock option activity for the three months ended July 31, 2008, during which there were no options exercised under the Company’s stock option plans:

	2002 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2008	238,092	$8.21

Granted	-	-
Exercised	-	-
Forfeited/Expired	(58,126)	$10.47

Outstanding, July 31, 2008	179,966	$7.48	1.5	$34,923

Vested and expected to vested, July 31, 2008	176,614	$7.47	1.5	$34,923

Exercisable, July 31, 2008	159,833	$7.40	1.2	$34,923

	2006 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2008	327,726	$6.32

Granted	-	-
Exercised	-	-
Forfeited/Expired	(667)	$7.27

Outstanding, July 31, 2008	327,059	$6.32	2.3	$0

Vested and expected to vested, July 31, 2008	326,199	$6.30	2.3	$0

Exercisable, July 31, 2008	317,423	$6.21	2.2	$0

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	2007 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2008	80,000	$6.33

Granted	-	-
Exercised	-	-
Forfeited/Expired	-	-

Outstanding, July 31, 2008	80,000	$6.33	4.6	$0

Vested and expected to vested, July 31, 2008	62,460	$6.33	4.6	$0

Exercisable, July 31, 2008	-	$0.00	0.0	$0

Stock-Based Compensation Plans

In accordance with SFAS 123(R) (revised December 2004), “Share-Based Payment, an amendment of SFAS 123, Accounting for Stock-Based Compensation”, the Company recognizes stock-based employee compensation expense. The Company recorded stock-based compensation of $26,772 and $10,941 for the three months ended July 31, 2008 and 2007, respectively.

At July 31, 2008, the total compensation cost related to unvested stock options granted to employees under the Company’s stock option plans but not yet recognized was approximately $233,000 and is expected to be recognized over a weighted-average period of 3.11 years.   There were no stock options granted by the Company during the three months ended July 31, 2008.  For the three months ended July 31, 2007, the weighted average fair value of stock options granted was $5.60.

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

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. Compensation cost is then recognized on a straight-line basis over the vesting or service period and is net of estimated forfeitures.  The following assumptions were used to compute the fair value of stock option compensation expense during the three months ended July 31, 2008 and 2007, respectively:

	Three Months Ended
	July 31,
	2008	2007

Risk-free interest rate	1.65 - 2.2%	4.74%
Expected volatility	53.8%	58.30%
Expected dividend yield	0.00%	0.00%
Expected term ( in years)	3.75	3.5

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

Common Stock Purchase Warrants

In connection with a private placement of common stock on November 16, 2004, the Company issued common stock purchase warrants.  Each of these warrants is exercisable for a period of five years and the exercise price of is $6.99 per share.   The exercise price of the warrants is subject to adjustment for subsequent lower price issuances by the Company, as well as customary adjustment provisions for stock splits, combinations, dividends and the like.  The warrants are callable by the Company, upon 30 days notice, should the common stock trade at or above $25.20 per share for 25 out of 30 consecutive trading days. A maximum of 20% of the warrants may be called in any three-month period.  1,883,796 common stock purchase warrants are outstanding at July 31, 2008 and April 30, 2008.

NOTE 8 - SEGMENT REPORTING

The Company's reportable segments are determined and reviewed by management based upon the nature of the services, the external customers and customer industries and the sales and distribution methods used to market the products. The Company has two reportable segments: wireless infrastructure services and specialty communication systems.  Management evaluates performance based upon income (loss) before income taxes. Corporate includes corporate salaries and external professional fees, such as accounting, legal and investor relations costs which are not allocated to the other subsidiaries.  Corporate assets primarily include cash and prepaid expenses.  Segment results for the three months ended and as of July 31, 2008 and 2007 are as follows:

	As of and for Three Months Ended July 31, 2008				As of and for Three Months Ended and July 31, 2007
	Corporate	Wireless Infrastructure	Specialty Communication	Total	Corporate	Wireless Infrastructure	Specialty Communication	Total

Revenue	$-	$3,311,759	$24,955,772	$28,267,531	$-	$3,503,171	$18,312,835	$21,816,006

Depreciation and amortization	$8,448	$60,466	$620,228	$689,142	$10,625	$68,496	$450,466	$529,587

Income (loss) before income taxes	$(911,535)	$160,721	$2,080,030	$1,329,216	$(729,921)	$529,939	$2,327,675	$2,127,693

Goodwill	$-	$4,583,701	$27,656,070	$32,239,771	$-	$4,340,188	$16,154,385	$20,494,573

Total assets	$2,661,560	$10,386,974	$75,606,018	$88,654,552	$13,604,414	$10,827,167	$50,275,740	$74,707,321

As of and for the three months ended of July 31, 2008 and 2007, the specialty communication systems segment includes approximately $668,000 and $549,000 in revenue and $1,799,000 and $1,808,000 of net assets held in China related to the Company’s 60% interest in TAGS, respectively. As of and for the three months ended July 31, 2008, the specialty communication systems segment includes approximately $1,129,000 in revenue and $3,489,000 of net assets held in Australia related to the Company’s 100% ownership in James and Energize.

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

Specialty Communication Systems

We provide specialty communication systems which are wireless networks designed to improve productivity for a specified application by communicating data, voice or video information in situations where land line networks are non-existent, more difficult to deploy or too expensive. The types of specialty communication systems that we implement are used for mobile communication and general wireless connectivity purposes. We design and deploy networks that allow entities to reduce their dependence on high cost and inflexible leased land lines. We have the engineering expertise to utilize any facet of wireless technology or a combination of various wireless technologies to engineer a cost effective network for a customer’s wireless communication requirement. In addition, the design and deployment of a specialty communication system is a comprehensive effort that requires an in-depth knowledge of radio frequency engineering so that the wireless network is free from interference with other signals and amplified sufficiently to carry data, voice or video with speed and accuracy.  In specialty communications, we focus on four primary vertical markets to provide our services.  These vertical sectors include public safety, healthcare, gaming and energy.   For the three months ended July 31, 2008, specialty communication systems represented approximately 88% of our total revenue.

Wireless Infrastructure Services

We provide wireless infrastructure services to major wireless carriers, which are services that include the engineering, installation, integration and maintenance of wireless carrier equipment. Wireless carriers continue to be focused on building and expanding their networks, increasing capacity, upgrading their networks with new technologies and maintaining their existing infrastructure. Our engineers install and test base station equipment at the carrier cell site, including installation of new equipment, technology upgrades, equipment modifications and reconfigurations. These services may also include tower construction. For the three months ended July 31, 2008, wireless infrastructure services represented approximately 12% of our total revenue.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant Events, Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition:

•
For the three months ended July 31, 2008, the specialty communication systems segment represented approximately 88% of total revenue, and the wireless infrastructure services segment represented approximately 12% of total revenue.  This revenue mix remains consistent with our historical performance and focus, in which over 80% of our total revenue has been derived from specialty communication systems.

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

•
With regard to our acquisition strategy, we are also focused on expanding in the international sector with an emphasis on China, Australia and surrounding Pacific Rim countries.  This trend could lead to a change of revenue composition in which a greater percentage of our revenue could be generated from international sales in the future, compared to the current level of approximately 6%.

•
We also seek to achieve organic growth in our existing business by maximizing the value of our existing customer base, maintaining and expanding our focus in vertical markets and developing our relationships with technology providers.

•
We believe that the wireless market continues to display strong growth and the demand for our engineering services remains favorable domestically and internationally, particularly in public safety, healthcare and energy market sectors.  We believe that the advancement of wireless technology will create additional opportunities for us to design and deploy wireless solutions. Also, we continue to identify new vertical sectors for wireless technology.

•
We believe that our two most important economic indicators for measuring our future revenue producing capability are our backlog and bid list.  At July 31, 2008, our backlog of unfilled orders was approximately $54 million and our bid list, which represents project bids under proposal for new and existing customers, was approximately $156 million, which indicates demand for our services remains high. The majority of the backlog and bid opportunities are represented by specialty communication systems projects in the public safety, healthcare and energy market sectors.

•
We continue to maintain a healthy balance sheet with approximately $28.4 million in working capital and credit facility borrowings of approximately $7.6 million.  We expect to use our working capital and availability under the credit facility to fund our continued growth.

Results of Operations for the Three Months Ended July 31, 2008 Compared to the Three Months Ended July 31, 2007

The accompanying condensed consolidated financial statements include the accounts of WPCS International Incorporated (WPCS) and its wholly and majority-owned subsidiaries, WPCS Incorporated , Invisinet Inc. (Invisinet), Walker Comm, Inc. (Walker), Clayborn Contracting Group, Inc. (Clayborn), Heinz Corporation (Heinz), Quality Communications & Alarm Company, Inc. (Quality), New England Communications Systems, Inc. (NECS), Southeastern Communication Services, Inc. (SECS), Voacolo Electric Incorporated (Voacolo), Taian AGS Pipeline Construction Co. Ltd (TAGS), Major Electric, Inc. (Major) from August 1, 2007 (date of acquisition), Max Engineering LLC (Max) from August 2, 2007 (date of acquisition), Gomes and Gomes, Inc. dba Empire Electric (Empire) from November 1, 2007 (date of acquisition), WPCS Australia Pty Ltd  from November 12, 2007 (date of formation), James Design Pty Ltd (James) from November 30, 2007 (date of acquisition), WPCS Asia Limited from January 24, 2008 (date of formation), RL & CA MacKay Pty Ltd. dba Energize Electrical (Energize) from April 4, 2008 (date of acquisition), and Lincoln Wind LLC (Lincoln Wind) from June 26, 2008 (date of acquisition), collectively the "Company".

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated results for the three months ended July 31, 2008 and 2007 were as follows.

	Three Month Ended
	July 31,
	2008		2007

REVENUE	$28,267,531	100.0%	$21,816,006	100.0%

COSTS AND EXPENSES:
Cost of revenue	20,184,874	71.4%	15,187,752	69.6%
Selling, general and administrative expenses	5,937,489	21.0%	4,059,256	18.6%
Depreciation and amortization	689,142	2.4%	529,587	2.4%

Total costs and expenses	26,811,505	94.8%	19,776,595	90.6%

OPERATING INCOME	1,456,026	5.2%	2,039,411	9.4%

OTHER EXPENSE (INCOME):
Interest expense	111,603	0.4%	122,582	0.6%
Interest income	(26,039)	(0.1%)	(214,512)	(1.0%)
Minority interest	41,246	0.1%	3,648	0.0%

INCOME BEFORE INCOME TAX PROVISION	1,329,216	4.8%	2,127,693	9.8%

Income tax provision	490,905	1.7%	855,078	3.9%

NET INCOME	$838,311	3.1%	$1,272,615	5.9%

Revenue

Revenue for the three months ended July 31, 2008 was approximately $28,268,000, as compared to approximately $21,816,000 for the three months ended July 31, 2007. The increase in revenue for the period was primarily attributable to the acquisitions of Major, Max, Empire, James, Energize and Lincoln Wind.

Total revenue from the specialty communication segment for the three months ended July 31, 2008 and 2007 was approximately $24,956,000 or 88.3% and $18,313,000 or 83.9% of total revenue, respectively.  The increase in revenue was primarily attributable to the acquisitions of Major, Empire, James, Energize and Lincoln Wind. Wireless infrastructure segment revenue for the three months ended July 31, 2008 and 2007 was approximately $3,312,000 or 11.7% and $3,503,000 or 16.1% of total revenue, respectively.  The decrease in revenue was due primarily to delays or postponement of certain projects with wireless carriers.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs.  Our cost of revenue was approximately $20,185,000 or 71.4% of revenue for the three months ended July 31, 2008, compared to $15,188,000 or 69.6% for the same period of the prior year.  The dollar increase in our total cost of revenue is due primarily to the corresponding increase in revenue during the three months ended July 31, 2008 as a result of the acquisitions of Major, Max, Empire, James, Energize and Lincoln Wind.  The increase as a percentage of revenue is due primarily to the revenue blend attributable to our existing subsidiaries and recent acquisitions.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The specialty communication segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended July 31, 2008 and 2007 was approximately $17,729,000 and 71.0% and $12,973,000 and 70.8%, respectively.  As discussed above, the dollar increase in our total cost of revenue is due primarily to the corresponding increase in revenue during the three months ended July 31, 2008 as a result of the acquisitions completed within the last year.

Wireless infrastructure segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended July 31, 2008 and 2007 was approximately $2,456,000 and 74.2% and $2,214,000 and 63.2%, respectively.   For the three months ended July 31, 2008, the cost of sales as a percentage of sales is consistent with historical levels.  For the three months ended July 31, 2007, the cost of sales as a percentage of sales is much lower than historical levels due to the completion of a specific project at greater than normal gross profit margins.

Selling, General and Administrative Expenses

For the three months ended July 31, 2008, total selling, general and administrative expenses were approximately $5,937,000, or 21.0% of total revenue compared to $4,059,000, or 18.6% of revenue for the same period of the prior year. The dollar increase is primarily due to the acquisitions of Major, Max, Empire, James, Energize and Lincoln Wind. Included in selling, general and administrative expenses for the three months ended July 31, 2008 are $3,350,000 for salaries, commissions, payroll taxes and other employee benefits. The $969,000 increase in salaries and payroll taxes compared to the prior year is due primarily to the increase in headcount as a result of the acquisitions of Major, Max, Empire, James, Energize and Lincoln Wind. Professional fees were $556,000, which include accounting, legal and investor relation fees. Insurance costs were $609,000 and rent for office facilities was $230,000.  Automobile and other travel expenses were $489,000 and telecommunication expenses were $147,000. Other selling, general and administrative expenses totaled $556,000. For the three months ended July 31, 2008, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were $4,440,000 and $635,000, respectively.

For the three months ended July 31, 2007, total selling, general and administrative expenses were approximately $4,059,000, or 18.6% of total revenue. Included in selling, general and administrative expenses for the three months ended July 31, 2007 are $2,381,000 for salaries, commissions, payroll taxes and other employee benefits. Professional fees were $309,000, which include accounting, legal and investor relation fees. Insurance costs were $458,000 and rent for office facilities was $157,000.  Automobile and other travel expenses were $342,000 and telecommunication expenses were $94,000. Other selling, general and administrative expenses totaled $318,000. For the three months ended July 31, 2007, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were $2,626,000 and $705,000, respectively.

Depreciation and Amortization

For the three months ended July 31, 2008 and 2007, depreciation was approximately $430,000 and $390,000, respectively.  The increase in depreciation is due to the purchase of property and equipment and the acquisition of fixed assets from acquiring Major, Max, Empire, James, Energize and Lincoln Wind.  The amortization of customer lists and backlog for the three months ended July 31, 2008 was $259,000 as compared to $139,000 for the same period of the prior year.  The increase in amortization was due to the acquisition of customer lists from Major, Max, Empire, James and Energize and backlog from Major, Empire and James. All customer lists are amortized over a period of five to nine years from the date of their acquisitions. Backlog is amortized over a period of one to three years from the date of acquisition based on the expected completion period of the related contracts.

Interest Expense and Interest Income

For the three months ended July 31, 2008 and 2007, interest expense was approximately $112,000 and $123,000, respectively. The decrease in interest expense is due principally to a reduction in interest rates related to borrowings on lines of credit compared to the three months ended July 31, 2007. As of July 31, 2008, there was $7,626,056 of total borrowings outstanding under the line of credit.

           For the three months ended July 31, 2008 and 2007, interest income was approximately $26,000 and $215,000, respectively. The decrease in interest earned is due principally to the decrease in our cash and cash equivalent balance over the same period in the prior year.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income

The net income was approximately $838,000 for the three months ended July 31, 2008. Net income was net of Federal and state income tax expense of approximately $491,000. The decrease in the effective tax rate was primarily the result of the mix of pre-tax income generated by the various operating subsidiaries.

The net income was approximately $1,273,000 for the three months ended July 31, 2007. Net income was net of Federal and state income tax expense of approximately $855,000.

Liquidity and Capital Resources

At July 31, 2008, we had working capital of approximately $28,357,000, which consisted of current assets of approximately $46,312,000 and current liabilities of $17,955,000.

Operating activities used approximately $1,948,000 in cash for the three months ended July 31, 2008. The sources of cash from operating activities total approximately $3,753,000, comprised of approximately $838,000 in net income, $771,000 in net non-cash charges, a $275,000 decrease in other assets, a $1,153,000 increase in billings in excess of costs and estimated earnings on uncompleted contracts payable, a $266,000 increase in deferred revenue, and a $450,000 increase in income tax payable. The uses of cash from operating activities total approximately $5,701,000, comprised of a $3,281,000 increase in accounts receivables, a $921,000 increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $547,000 increase of inventory, a $206,000 increase in prepaid expenses and other current assets, and a $746,000 decrease in accounts payable and accrued expenses.  Net earnings adjusted for non-cash items provided cash of approximately $1,610,000 for the three months ended July 31, 2008 versus $1,838,000 in the three months ended July 31, 2007.  Working capital used cash of approximately $3,558,000 for the three months ended July 31, 2008 versus using cash of $1,076,000 in the same period in the prior year.  Working capital components used more cash in the first quarter of fiscal 2009 reflecting higher levels of accounts receivable and inventory in connection with overall sales growth.

Our investing activities utilized approximately $3,653,000 in cash during the three months ended July 31, 2008, which consisted of  $431,000 paid for property and equipment and $3,222,000 paid for the acquisitions of Voacolo, James, Energize and Lincoln Wind, net of cash received.  The additional payment to Voacolo was funded from borrowings on the line of credit discussed below, while the acquisition payments for James and Lincoln Wind were funded from working capital.

Our financing activities provided cash of approximately $2,118,000 during the three months ended July 31, 2008. Financing activities included $2,500,000 of line of credit borrowings, $233,000 additional borrowings from shareholders, offset by  $3,000 of capital lease payments and $612,000 net repayments of loans payable.

Our capital requirements depend on numerous factors, including the market for our services, the resources we devote to developing, marketing, selling and supporting our business, the timing and extent of establishing additional markets and other factors.

On April 10, 2007, we entered into a loan agreement with Bank of America, N.A. (BOA). The loan agreement, as amended August 7, 2008, (the “Loan Agreement”), provides for a revolving line of credit in an amount not to exceed $15,000,000, together with a letter of credit facility not to exceed $2,000,000. We and our subsidiaries also entered into security agreements with BOA, pursuant to which we granted a security interest to BOA in all of our assets. The Loan Agreement contains customary covenants, including but not limited to (i) funded debt to tangible net worth, and (ii) minimum interest coverage ratio. The loan commitment shall expire on April 10, 2010, and we may prepay the loan at any time.  Loans under the Loan Agreement bear interest at a rate equal to BOA’s prime rate, minus one percentage point, or we have the option to elect to use the optional interest rate of LIBOR plus one hundred seventy-five basis points. As of July 31, 2008, there was $7,626,056 of borrowings outstanding under the Loan Agreement.

At July 31, 2008, we had cash and cash equivalents of approximately $3,995,000 and working capital of approximately $28,357,000. With the funds available from the Loan Agreement and internally available funds, we believe that we have sufficient capital to meet our short term needs. Our future operating results may be affected by a number of factors including our success in bidding on future contracts and our continued ability to manage controllable costs effectively. To the extent we grow by future acquisitions that involve consideration other than stock, our cash requirements may increase.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On March 30, 2007, we acquired Voacolo. The aggregate consideration paid by the us, including acquisition transaction costs of $31,389, was $5,063,863 of which $3,781,389 was paid in cash, and we issued 116,497 shares of common stock valued at $1,282,473. In June 2008, we settled and paid aggregate additional cash consideration of $2,500,000 to the former Voacolo shareholders for the earnout settlement for the twelve months ended March 31, 2008. The acquisition of Voacolo expands our geographic presence in the Mid-Atlantic region and provides additional  electrical contracting services  in both high and low voltage applications, structured cabling and voice/data/video solutions, as well as the expansion of our operations into wireless video surveillance.

On August 1, 2007, we acquired Major. The aggregate consideration paid by us, including acquisition transaction costs of $44,226, was $6,292,151 of which $3,844,135 was paid in cash and we issued 242,776 shares of common stock valued at $2,448,016.  In connection with the additional purchase price adjustments to settle earnout and working capital adjustments, we have recorded a receivable from the former Major shareholders of $371,566. This receivable will be repaid within the next 12 months in three equal installments. The acquisition of Major expands our geographic presence in the Pacific Northwest region and provides additional wireless and electrical contracting services in direct digital controls, security, wireless SCADA applications and wireless infrastructure.

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

On November 30, 2007, we acquired James.   Through April 30, 2008, the aggregate consideration paid by us,, including acquisition transaction costs of $78,267 was $1,559,993 in cash.  In May 2008, we settled and paid aggregate additional cash consideration of $281,725 to the former James shareholders for final settlement of the net tangible asset adjustment.   James is a design engineering services company specializing in building automation including mechanical, electrical, hydraulic, fire protection, lift, security access and wireless systems.  The acquisition of James provides us international expansion into Australia consistent with our emphasis on Australia, China and surrounding Pacific Rim countries.

On April 4, 2008, we acquired Energize. The aggregate consideration paid by us, including acquisition transaction costs of $108,676 was $1,684,321 in cash, subject to adjustment.  Energize is an electrical contractor specializing in underground utilities, maintenance and low voltage applications including voice, data and video for commercial and building infrastructure companies, and is expanding its wireless deployment capabilities.  The acquisition of Energize provides further international expansion into Australia.

On June 26, 2008, we acquired all the assets of Lincoln Wind for aggregate consideration of $415,977 in cash including acquisition transaction costs of $15,977. Lincoln Wind is an engineering company focused on the implementation of meteorological towers that measure the wind capacity of geographic areas prior to the construction of a wind farm.  The acquisition of Lincoln Wind provides additional engineering services that specialize in the design of specialty communication systems for the wind energy market.

Backlog

As of July 31, 2008, we had a backlog of unfilled orders of approximately $54.0 million compared to approximately $31.1 million at July 31, 2007. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FAS No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 on May 1, 2007 had no impact on our condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. On February 12, 2008, the FASB issued staff position No. FAS 157-2, “effective date of FASB No. 157 Fair Value Measurements”, which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 had no impact on our condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.

In February, 2007, the FASB issued FASB Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 had no impact on our condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.

On December 4, 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)), and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160).  These new standards will significantly change the accounting for and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We will evaluate the impact of adopting SFAS 141(R) and SFAS 160 on our condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.

On March 19, 2008, the FASB Issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (SFAS 161). This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact that SFAS 161 will have on our condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.

No other recently issued accounting pronouncement issued or effective after the end of the fiscal year is expected to have a material impact on our condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 3 – CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of July 31, 2008. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

WPCS INTERNATIONAL INCORPORATED

Date: September 15, 2008	By:	/s/ JOSEPH HEATER
Joseph Heater
Chief Financial Officer