Form 10-Q
period 2008-10-31
WPCS INTERNATIONAL INC
filed 2008-12-15
CIK 1086745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended October 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 0-26277

WPCS INTERNATIONAL INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	98-0204758
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One East Uwchlan Avenue
Suite 301
Exton, Pennsylvania 19341
 (Address of principal executive offices) (zip code)

(610) 903-0400
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐  No  ☒

As of December 10, 2008, there were 7,052,943 shares of registrant’s common stock outstanding.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Condensed consolidated balance sheets at October 31, 2008 (unaudited) and April 30, 2008	3-4

		Condensed consolidated statements of income for the three and six months ended October 31, 2008 and 2007 (unaudited)	5

		Condensed consolidated statement of shareholders’ equity for the six months ended October 31, 2008 (unaudited)	6

		Condensed consolidated statements of cash flows for the six months ended October 31, 2008 and 2007 (unaudited)	7-8

		Notes to unaudited condensed consolidated financial statements	9-23

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-35

	ITEM 3.	Controls and Procedures	36

PART II.	OTHER INFORMATION

	ITEM 1	Legal proceedings	37
	ITEM 2	Unregistered sales of equity securities and use of proceeds	37
	ITEM 3	Defaults upon senior securities	37
	ITEM 4	Submission of matters to a vote of security holders	37
	ITEM 5	Other information	37
	ITEM 6	Exhibits	37

	SIGNATURES		38

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
ASSETS	2008	2008
	(Unaudited)	(Note 1)
CURRENT ASSETS:

Cash and cash equivalents	$13,235,880	$7,449,530
Accounts receivable, net of allowance of $133,803 and $98,786 at October 31, 2008 and April 30, 2008, respectively	26,542,341	29,092,488

Costs and estimated earnings in excess of billings on uncompleted contracts	4,819,434	3,887,152
Inventory	3,186,090	2,791,782
Prepaid expenses and other current assets	1,826,629	1,002,993
Prepaid income tax	-	122,342
Deferred tax assets	166,329	35,939
Total current assets	49,776,703	44,382,226

PROPERTY AND EQUIPMENT, net	6,858,020	6,828,162

OTHER INTANGIBLE ASSETS, net	2,236,574	2,929,937

GOODWILL	32,081,048	28,987,501

OTHER ASSETS	154,765	820,315

Total assets	$91,107,110	$83,948,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND SHAREHOLDERS' EQUITY	October 31,	April 30,
	2008	2008
	(Unaudited)	(Note 1)
CURRENT LIABILITIES:

Current portion of loans payable	$107,475	$1,272,112
Borrowings under line of credit	-	750,000
Current portion of capital lease obligations	105,908	91,491
Accounts payable and accrued expenses	10,715,483	9,305,791
Billings in excess of costs and estimated earnings on uncompleted contracts	6,144,343	3,602,422
Deferred revenue	808,251	602,560
Due to shareholders	3,194,611	2,300,083
Income taxes payable	170,816	-
Total current liabilities	21,246,887	17,924,459

Borrowings under line of credit	7,626,056	4,376,056
Loans payable, net of current portion	104,420	156,978
Capital lease obligations, net of current portion	203,766	215,780
Deferred tax liabilities	1,174,380	1,173,786
Total liabilities	30,355,509	23,847,059

Minority interest in subsidiary	1,393,046	1,331,850

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued	-	-
Common stock - $0.0001 par value, 75,000,000 shares authorized, 7,251,083 shares issued and outstanding at October 31, 2008 and April 30, 2008	725	725
Additional paid-in capital	50,827,277	50,775,938
Retained earnings	8,909,683	7,709,562
Accumulated other comprehensive (loss) income on foreign currency translation	(379,130)	283,007

Total shareholders' equity	59,358,555	58,769,232

Total liabilities and shareholders' equity	$91,107,110	$83,948,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007

REVENUE	$28,767,681	$28,105,044	$57,035,212	$49,921,050

COSTS AND EXPENSES:
Cost of revenue	21,421,304	20,646,816	41,606,178	35,834,568
Selling, general and administrative expenses	5,945,671	4,518,881	11,883,160	8,578,137
Depreciation and amortization	651,039	468,615	1,340,181	998,202

Total costs and expenses	28,018,014	25,634,312	54,829,519	45,410,907

OPERATING INCOME	749,667	2,470,732	2,205,693	4,510,143

OTHER EXPENSE (INCOME):
Interest expense	136,681	185,636	248,284	308,218
Interest income	(22,073)	(140,663)	(48,112)	(355,175)
Minority interest	19,950	57,140	61,196	60,788

INCOME BEFORE INCOME TAX PROVISION	615,109	2,368,619	1,944,325	4,496,312

Income tax provision	253,299	867,106	744,204	1,722,184

NET INCOME	$361,810	$1,501,513	$1,200,121	$2,774,128

Basic net income per common share	$0.05	$0.21	$0.17	$0.39

Diluted net income per common share	$0.05	$0.19	$0.17	$0.35

Basic weighted average number of common shares outstanding	7,251,083	7,079,977	7,251,083	7,026,818

Diluted weighted average number of common shares outstanding	7,262,419	7,958,535	7,259,353	8,013,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
 SIX MONTHS ENDED OCTOBER 31, 2008
(Unaudited)

							Accumulated
					Additional Paid-In Capital		Other Compre-	Total Shareholders' Equity
	Preferred Stock		Common Stock			Retained	hensive
	Shares	Amount	Shares	Amount		Earnings	Income(loss)

BALANCE, MAY 1, 2008	-	$-	7,251,083	$725	$50,775,938	$7,709,562	$283,007	$58,769,232

Fair value of stock options granted to employees	-	-	-	-	56,339	-	-	56,339

Equity issuance cost	-	-	-	-	(5,000)	-	-	(5,000)

Accumulated other comprehensive loss	-	-	-	-	-	-	(662,137)	(662,137)

Net income	-	-	-	-	-	1,200,121	-	1,200,121

BALANCE, OCTOBER 31, 2008	-	$-	7,251,083	$725	$50,827,277	$8,909,683	$(379,130)	$59,358,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	October 31,
	2008	2007

OPERATING ACTIVITIES :
Net income	$1,200,121	$2,774,128
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,340,181	998,202
Fair value of stock options granted to employees	56,339	24,435
Provision for doubtful accounts	52,932	-
Amortization of debt issuance costs	5,161	-
Excess tax benefit from exercise of stock options	-	(12,000)
Minority interest	61,196	60,788
(Gain) loss on sale of fixed assets	(3,822)	4,875
Deferred income taxes	(87,146)	68,000
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,299,194	(2,804,552)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,004,154)	(862,180)
Inventory	(475,630)	(947,733)
Prepaid expenses and other current assets	(454,208)	(429,078)
Other assets	471,681	139,883
Accounts payable and accrued expenses	1,511,588	1,619,596
Billings in excess of costs and estimated earnings on uncompleted contracts	2,488,644	(913,039)
Deferred revenue	205,653	151,597
Income taxes payable	350,351	(53,918)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	8,018,081	(180,996)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(714,151)	(370,230)
Acquisition of NECS, net of cash received	-	(3,534)
Acquisition of SECS, net of cash received	-	57,451
Acquisition of Voacolo, net of cash received	(2,500,000)	(66,000)
Acquisition of Lincoln Wind, net of cash received	(420,464)	-
Acquisition of Major, net of cash received	-	(3,091,777)
Acquisition of Max, net of cash received	(287,181)	(523,045)
Acquisition of Empire, net of cash received	(7,521)	-
Acquisition of James, net of cash received	(287,735)	-
Acquisition of Energize, net of cash received	(24,516)	-
NET CASH USED IN INVESTING ACTIVITIES	(4,241,568)	(3,997,135)

FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	-	55,042
Excess tax benefit from exercise of stock options	-	12,000
Equity issuance costs	(5,000)	(4,959)
Borrowings/(repayments) under lines of credit, net	2,500,000	(6,540,991)
(Repayments)/borrowings under loans payable, net	(1,217,195)	399,797
Borrowings/(repayments) of amounts due to shareholders	827,678	(238,420)
Payments of capital lease obligations	(25,887)	(45,009)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,079,596	(6,362,540)

Effect of exchange rate changes on cash	(69,759)	6,036

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,786,350	(10,534,635)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	7,449,530	21,558,739
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$13,235,880	$11,024,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q of Article 10 of Regulation S-X and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2008 included in the Company’s Annual Report on Form 10-K.  The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of condensed consolidated financial position, results of operations and cash flows for the interim periods. Operating results for the three and six month periods ended October 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2009. The amounts for the April 30, 2008 balance sheet have been extracted from the audited consolidated financial statements included in Form 10-K for the year ended April 30, 2008.

The accompanying condensed consolidated financial statements include the accounts of WPCS International Incorporated (WPCS) and its wholly and majority-owned subsidiaries, WPCS Incorporated, Invisinet, Inc. (Invisinet), Walker Comm, Inc. (Walker), Clayborn Contracting Group, Inc. (Clayborn), Heinz Corporation (Heinz), Quality Communications & Alarm Company, Inc. (Quality), New England Communications Systems, Inc. (NECS), Southeastern Communication Services, Inc. (SECS), Voacolo Electric Incorporated (Voacolo), Taian AGS Pipeline Construction Co. Ltd (TAGS), Major Electric, Inc. (Major) from August 1, 2007 (date of acquisition), Max Engineering LLC (Max) from August 2, 2007 (date of acquisition), Gomes and Gomes, Inc. dba Empire Electric (Empire) from November 1, 2007 (date of acquisition), WPCS Australia Pty Ltd  from November 12, 2007 (date of formation), James Design Pty Ltd (James) from November 30, 2007 (date of acquisition), WPCS Asia Limited from January 24, 2008 (date of formation), RL & CA MacKay Pty Ltd. dba Energize Electrical (Energize) from April 4, 2008 (date of acquisition), and Lincoln Wind LLC (Lincoln Wind) from June 26, 2008 (date of acquisition), collectively the “Company”.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company determines the fair value of the businesses acquired (reporting units) for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. The Company expects to perform its annual impairment test at April 30 absent any interim impairment indicators. Adverse changes in general economic conditions could impact the Company's valuation of its reporting units.  However, the Company considered current economic conditions, and concluded that indicators did not suggest testing goodwill or intangible assets for impairment on an interim basis in advance of the tests it performs annually at the end of the fourth quarter of each year.

Changes in goodwill consist of the following during the six months ended October 31, 2008:

	Wireless	Specialty	Total
	Infrastructure	Communication

Beginning balance, May 1, 2008	$4,583,701	$24,403,800	$28,987,501

Voacolo acquisition - additional earnout payment	-	2,500,000	2,500,000
Major acquisition - NTAV and purchase price adjustment	-	6,353	6,353
Max acquisition - additional earnout payment	287,181	-	287,181
Lincoln Wind acquisition	-	280,494	280,494
Empire acquisition - purchase price adjustment	-	81,366	81,366
James acquisition - purchase price adjustment	-	408,727	408,727
Energize acquisition - purchase price adjustment	-	62,460	62,460
Foreign currency translation adjustments	-	(533,034)	(533,034)
Ending balance, October 31, 2008	$4,870,882	$27,210,166	$32,081,048

Other intangible assets consist of the following at October 31, 2008 and April 30, 2008:

	Estimated useful life (years)	October 31, 2008	April 30, 2008

Customer lists	5 - 9	$3,886,113	$4,119,269
Contract backlog	1 - 3	885,127	919,722
		4,771,240	5,038,991
Less accumulated amortization expense		2,534,666	2,109,054
		$2,236,574	$2,929,937

Amortization expense for other intangible assets for the six months ended October 31, 2008 and 2007 was $468,081 and $323,066, respectively. There are no expected residual values related to these intangible assets.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. For the six months ended October 31, 2008, and 2007, the Company recognized no interest or penalties, respectively.

Earning Per Common Share

Earning per common share is computed pursuant to SFAS No. 128, "Earnings Per Share" (EPS). Basic net income per common share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur from common stock issuable through stock options and warrants.  The table below presents the computation of basic and diluted net income per common share for the three and six months ended October 31, 2008 and 2007, respectively:

Basic earnings per share computation	Three Months Ended		Six Months Ended
	October 31,		October 31,
Numerator:	2008	2007	2008	2007

Net income	$361,810	$1,501,513	$1,200,121	$2,774,128

Denominator:

Basic weighted average shares outstanding	7,251,083	7,079,977	7,251,083	7,026,818

Basic net income per common share	$0.05	$0.21	$0.17	$0.39

Diluted earnings per share computation	Three Months Ended		Six Months Ended
	October 31,		October 31,
Numerator:	2008	2007	2008	2007

Net income	$361,810	$1,501,513	$1,200,121	$2,774,128

Denominator:

Basic weighted average shares outstanding	7,251,083	7,079,977	7,251,083	7,026,818

Incremental shares from assumed conversion:

Conversion of stock options	11,336	200,598	8,270	221,472

Conversion of common stock warrants	-	677,960	-	765,042

Diluted weighted average shares	7,262,419	7,958,535	7,259,353	8,013,332

Diluted net income per common share	$0.05	$0.19	$0.17	$0.35

At October 31, 2008 and 2007, the Company had 691,475 and 561,468 stock options and 1,883,796 warrants outstanding, respectively, which are potentially dilutive securities.  For the three months ended October 31, 2008 and 2007, 667,759 and 75,219 stock options were not included in the computation of the diluted earnings per share, respectively.  For the three and six months ended October 31, 2008, 1,883,796 warrants were not included in the computation of the diluted earnings per share.  For the six months ended October 31, 2008 and 2007, 642,400 and 63,434 stock options were excluded from the computation of the diluted earnings per share, respectively. These potentially dilutive securities were excluded because the stock option exercise prices exceeded the average market price of the common stock and, therefore, the effects would be antidilutive.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six months ended October 31, 2008 and 2007 consists of the following:

	Three months ended		Six months ended
	October 31,		October 31,
	2008	2007	2008	2007
Net income	$361,810	$1,501,513	$1,200,121	$2,774,128
Other comprehensive (loss) income – foreign currency translation adjustments, net	(735,869)	46,200	(662,137)	109,965
Comprehensive (loss) income	$(374,059)	$1,547,713	$537,984	$2,884,093

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

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). The primary objective of EITF 07-5 is to provide guidance for determining whether an equity-linked financial instrument or embedded feature within a contract is indexed to an entity’s own stock, which is a key criterion of the scope exception to paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” An equity-linked financial instrument or embedded feature within a contract that is not considered indexed to an entity’s own stock could be required to be classified as an asset or liability and marked-to-market through earnings. EITF 07-5 specifies a two-step approach in evaluating whether an equity-linked financial instrument or embedded feature within a contract is indexed to its own stock. The first step involves evaluating the instrument’s contingent exercise provisions, if any, and the second step involves evaluating the instrument’s settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied to all instruments outstanding as of the effective date. Accordingly, the Company will adopt EITF 07-5 on May 1, 2009, but has not yet determined the impact, if any, on its consolidated financial position, results of operations and cash flows.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Major

On August 1, 2007, the Company acquired Major. The aggregate consideration paid by the Company, including acquisition transaction costs of $44,226, was $6,292,151 of which $3,844,135 was paid in cash and the Company issued 242,776 shares of common stock valued at $2,448,016.  The Company determined not to proceed with the Internal Revenue Code Section 338(h)(10) election, which resulted in recording additional deferred tax liabilities of $304,000 related to the purchase price allocation and a corresponding increase in goodwill.  In connection with the additional purchase price adjustments to settle earnout and working capital adjustments, the Company has recorded a receivable from the former Major shareholders of $371,566, resulting in a corresponding decrease in goodwill. This receivable will be repaid within the next 12 months in three equal installments.  Through October 31, 2008, the Company has received payments of $121,474 related to this receivable.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Max

On August 2, 2007, the Company acquired Max. The aggregate consideration paid by the Company, including acquisition transaction costs of $30,498, was $1,117,679 of which $917,679 was paid in cash and the Company issued 17,007 shares of common stock valued at $200,000. In October 2008, the Company settled and paid additional cash consideration of $287,181 to the former Max members for the earnout settlement for the twelve months ended August 1, 2008. In addition, the Company shall pay an additional $375,000 in cash or Company common stock if Max’s earnings before interest and taxes for the twelve months ending August 1, 2009 shall equal or exceed $375,000. Max was acquired pursuant to a Membership Interest Purchase Agreement among the Company and the former Max members, dated and effective as of August 2, 2007. In connection with the acquisition, Max entered into employment agreements with the former members, each for a period of two years. The acquisition of Max expands the Company’s geographic expansion into Texas and provides additional engineering services that specialize in the design of specialty communication systems and wireless infrastructure for the telecommunications, oil, gas and wind energy markets.

A valuation of certain assets was completed, including property and equipment and list of major customers, and the Company internally determined the fair value of other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approach.

The purchase price allocation has been determined as follows:

Assets purchased:
Cash	$105,926
Accounts receivable	256,829
Costs and estimated earnings in excess of billings	4,500
Fixed assets	21,890
Other assets	1,950
Customer lists	216,000
Goodwill	591,588
1,198,683
Liabilities assumed:
Accrued expenses	(59,186)
Payroll and other payable	(19,318)
Accrued tax payable	(2,500)
(81,004)
Purchase price	$1,117,679

Empire

On November 1, 2007, the Company acquired Empire. The aggregate consideration paid by the Company, including acquisition transaction costs of $47,674, was $2,518,675 in cash. Empire was acquired pursuant to a Stock Purchase Agreement among the Company and the former shareholders of Empire, dated as of November 1, 2007.  In connection with the acquisition, Empire entered into employment agreements with the former shareholders for a period of two years. The acquisition of Empire expands the Company’s geographic presence in California and provides additional electrical contractor services that specialize in low voltage applications for healthcare, state government and military customers.

A valuation of certain assets was completed, including property and equipment, list of major customers and backlog, and the Company internally determined the fair value of other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approach.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The purchase price allocation has been determined as follows:

Assets purchased:
Cash	$83,155
Accounts receivable	2,313,633
Inventory	124,983
Prepaid expenses	6,569
Prepaid income tax	76,426
Costs and estimated earnings in excess of billings	72,518
Fixed assets	284,451
Backlog	344,900
Customer lists	100,000
Goodwill	1,878,075
5,284,710
Liabilities assumed:

Accounts payable	(1,113,789)
Accrued expenses	(53,871)
Payroll and other payable	(327,112)
Billings in excess of costs and estimated earnings	(420,874)
Line of credit	(400,000)
Deferred tax liability	(235,000)
Notes payable	(47,024)
Shareholder loan	(168,365)
(2,766,035)
Purchase price	$2,518,675

James

On November 30, 2007, the Company acquired James. The aggregate consideration paid by the Company, including acquisition transaction costs of $81,153, was $1,562,879 in cash.  In May 2008, the Company settled and paid aggregate additional cash consideration of $281,725 and released the escrow amount of $120,000 to the former James shareholders for final settlement of the net tangible asset adjustment.   James was acquired pursuant to a Share Purchase Agreement among the Company and the former shareholders of James, dated as of November 30, 2007. In connection with the acquisition, the Company entered into an employment agreement with the former president for a period of two years. James is a design engineering services company specializing in building automation including mechanical, electrical, hydraulic, fire protection, lift, security access and wireless systems. The acquisition of James provides the Company international expansion into Australia consistent with our emphasis on Australia, China and surrounding Pacific Rim countries.

A valuation of certain assets was completed, including property and equipment, list of major customers and backlog, and the Company internally determined the fair value of other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approach.

The purchase price allocation has been determined as follows:

Assets purchased:
Cash	$231,386
Accounts receivable	312,135
Prepaid expenses	6,450
Deferred tax assets	17,431
Costs and estimated earnings in excess of billings	26,272
Fixed assets	115,343
Other assets	830
Customer lists	270,748
Backlog	112,369
Goodwill	843,563
1,936,527
Liabilities assumed:

Accounts payable	(26,288)
Accrued expenses	(74,510)
Payroll and other payable	(9,409)
Loan payable	(6,099)
Sales and use tax payable	(40,516)
Income tax payable	(216,826)
(373,648)
Purchase price	$1,562,879

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Energize

On April 4, 2008, the Company acquired Energize. The aggregate consideration paid by the Company, including acquisition transaction costs of $114,112 was $1,689,756 in cash, subject to adjustment. In July 2008, the Company settled and paid aggregate additional cash consideration of $32,522 to the former Energize shareholders for final settlement of the net tangible asset adjustment. Energize was acquired pursuant to a Share Purchase Agreement among the Company and the former shareholders of Energize, dated as of April 4, 2008. In connection with the acquisition, the Company entered into an employment agreement with the former president for a period of two years.   Energize is an electrical contractor specializing in underground utilities, maintenance and low voltage applications including voice, data and video for commercial and building infrastructure companies, and is expanding its wireless deployment capabilities.  The acquisition of Energize provides further international expansion into Australia.

A valuation of certain assets was completed, including property and equipment and list of major customers, and the Company internally determined the fair value of other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approach.

The purchase price allocation has been determined as follows:

Assets purchased:
Cash	$21,429
Accounts receivable	189,197
Inventory	55,084
Costs and estimated earnings in excess of billings	415
Fixed assets	106,165
Deferred tax assets	2,108
Customer lists	509,740
Goodwill	1,023,660
1,907,798
Liabilities assumed:

Accounts payable	(69,562)
Accrued expenses	(7,444)
Payroll and other payable	(37,175)
Sales and use tax payable	(12,449)
Income tax payable	(91,412)
(218,042)
Purchase price	$1,689,756

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lincoln Wind

On June 26, 2008, the Company acquired all the assets of Lincoln Wind for aggregate consideration of $420,464 in cash, including acquisition transaction costs of $20,464. The assets of Lincoln Wind were acquired pursuant to an Asset Purchase Agreement among Max, the Company, Lincoln Wind and the former member. In connection with the acquisition, Max also entered into an employment agreement with the former member for two years. Lincoln Wind is an engineering company focused on the implementation of meteorological towers that measure the wind capacity of geographic areas prior to the construction of a wind farm.  The acquisition of Lincoln Wind provides additional engineering services that specialize in the design of specialty communication systems for the wind energy market.

The preliminary purchase price allocation has been made resulting in goodwill and other intangible assets of approximately $280,000.  Upon completion of a final purchase price allocation, there may be an increase or decrease in the amount of goodwill and a corresponding increase or decrease in other intangible assets.

The preliminary purchase price allocation has been determined as follows:

Assets purchased:

Fixed assets	$139,970
Goodwill and other intangible assets	280,494
Purchase price	$420,464

Pro forma Information

The following unaudited consolidated pro forma financial information presents the combined results of operations of the Company, Major, Max, Empire, James, Energize and Lincoln Wind for the three and six months ended October 31, 2008 and 2007 as if the acquisitions had occurred at May 1, 2007, including the issuance of the Company’s common stock as consideration for the acquisition of Major. The consolidated pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Major, Max, Empire, James, Energize and Lincoln Wind been a single entity during these periods.

	Consolidated Pro Forma

	Three months	Six months	Six months
	ended	ended	ended
	October 31, 2007	October 31, 2008	October 31, 2007

Revenues	$32,299,992	$57,164,133	$61,258,226

Net income	1,415,218	1,128,320	3,444,281

Basic weighted shares	7,249,564	7,251,083	7,248,866
Diluted weighted shares	8,128,122	7,259,353	8,235,380

Basic net income per share	$0.20	$0.16	$0.48
Diluted net income per share	$0.17	$0.16	$0.42

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Costs and estimated earnings on uncompleted contracts consist of the following at October 31, 2008 and April 30, 2008:

	October 31, 2008	April 30, 2008
Costs incurred on uncompleted contracts	$72,533,571	$66,331,553
Estimated contract profit	21,595,383	20,900,509
	94,128,954	87,232,062
Less: billings to date	95,453,863	86,947,332
Net excess of (billings)costs	$(1,324,909)	$284,730

Costs and estimated earnings in excess of billings on uncompleted contracts	$4,819,434	$3,887,152
Billings in excess of costs and estimated earnings
on uncompleted contracts	(6,144,343)	(3,602,422)
Net excess of (billings)costs	$(1,324,909)	$284,730

NOTE 5 – DEBT

Lines of Credit

On April 10, 2007, the Company entered into a loan agreement (Loan Agreement) with Bank of America, N.A. (BOA), which  provided for a revolving line of credit in an amount not to exceed $12,000,000, together with a letter of credit facility not to exceed $2,000,000. On August 7, 2008, the Loan Agreement  was amended to increase the revolving line of credit in an amount not to exceed $15,000,000. The Company and its subsidiaries also entered into security agreements with BOA, pursuant to which the Company granted a security interest to BOA in all of our assets.   The Loan Agreement contains customary covenants, including but not limited to (i) funded debt to tangible net worth, and (ii) minimum interest coverage ratio. As of October 31, the Company was in compliance with the Loan Agreement covenants. The loan commitment shall expire on April 10, 2010, and the Company may repay the loan at any time.

Loans under the Loan Agreement bear interest at a rate equal to BOA’s prime rate, minus one percentage point, or the Company has the option to elect to use the optional interest rate of LIBOR plus one hundred seventy-five basis points.  As of October 31, 2008, interest rates ranged from 4.00% to 4.82% on outstanding borrowings of $7,626,056 under the Loan Agreement.

In connection with the acquisition of Empire, the Company assumed a revolving line of credit facility with a commercial bank with a balance of $400,000 at the closing date.  The outstanding balance of $750,000 was repaid by the Company in July 2008.

Loans Payable

The Company’s long-term debt also consists of notes issued by the Company or assumed in acquisitions related to working capital funding and the purchase of property and equipment in the ordinary course of business. At October 31, 2008, loans payable and capital lease obligations totaled $521,569 with interest rates ranging from 0% to 12.67%.

Due to Shareholders

As of October 31, 2008, TAGS had outstanding loans due to a related party, Taian Gas Group (TGG), totaling $3,194,611, of which $1,461,820 matures on June 3, 2009, and bears interest at 8.217% and $1,608,002 which matures on September 9, 2009 and bears interest at 8.217%.

NOTE 6 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of Walker, the Company assumed a ten-year lease with a trust, of which, a certain officer of the Company is the trustee, for a building and land located in Fairfield, California, which is occupied by its Walker subsidiary.  For the six months ended October 31, 2008 and 2007, the rent paid for this lease was $46,830 and $45,023, respectively.

In connection with the acquisition of SECS, the Company leases its Sarasota, Florida location from a trust, of which one of the former shareholders of SECS is the trustee. For the six months ended October 31, 2008 and 2007, the rent paid for this lease was $26,847 and $26,065, respectively.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the acquisition of Voacolo, the Company leases its Trenton, New Jersey location from Voacolo Properties LLC, of which the former shareholders of Voacolo are the members. For the six months ended October 31, 2008 and 2007, the rent paid for this lease was $30,000 and $27,000, respectively.

In connection with the acquisition of TAGS in fiscal 2007, the Company’s joint venture partner provided the office building for TAGS rent free during fiscal year 2008. The Company expects to enter into a lease with the joint venture partner in fiscal 2009.

NOTE 7 - STOCK OPTION PLANS AND COMMON STOCK PURCHASE WARRANTS

Stock Option Plans

In September 2006, the Company adopted the 2007 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2007 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  At October 31, 2008, options to purchase 175,000 shares were outstanding at exercise prices ranging from $2.37 to $6.33. At October 31, 2008, there were 225,000 options available for grant under the 2007 Incentive Stock Plan.

In September 2005, the Company adopted the 2006 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2006 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  These shares were registered under Form S-8. Under the terms of the 2006 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the  optionee and the Company at the date of grant.  These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At October 31, 2008, options to purchase 327,059 shares were outstanding at exercise prices ranging from $6.14 to $12.10. At October 31, 2008, there were 1,365 options available for grant under the 2006 Incentive Stock Plan.

In March 2003, the Company established a stock option plan pursuant to which options to acquire a maximum of 416,667 shares of the Company's common stock were reserved for grant (the "2002 Plan"). These shares were registered under Form S-8. Under the terms of the 2002 Plan, the options are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At October 31, 2008, options to purchase 189,416 shares were outstanding at exercise prices ranging from $2.37 to $12.10. At October 31, 2008, there were 84,734 shares available for grant under the 2002 Plan.

The following table summarizes stock option activity for the six months ended October 31, 2008, during which there were no options exercised under the Company’s stock option plans:

	2002 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2008	238,092	$8.21

Granted	25,900	$4.56
Exercised	-	-
Forfeited/Expired	(74,576)	$10.97

Outstanding, October 31, 2008	189,416	$6.62	1.9	$5,607

Vested and expected to vested, October 31, 2008	182,835	$6.65	1.8	$4,954

Exercisable, October 31, 2008	146,083	$6.83	1.1	$0

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	2006 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2008	327,726	$6.32

Granted	-	-
Exercised	-	-
Forfeited/Expired	(667)	$7.27

Outstanding, October 31, 2008	327,059	$6.32	2.0	$0

Vested and expected to vested, October 31, 2008	326,386	$6.30	2.0	$0

Exercisable, October 31, 2008	320,549	$6.24	2.0	$0

	2007 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2008	80,000	$6.33

Granted	95,000	$2.37
Exercised	-	-
Forfeited/Expired	-	-

Outstanding, October 31, 2008	175,000	$4.18	4.7	$59,850

Vested and expected to vested, October 31, 2008	146,402	$4.06	4.7	$52,883

Exercisable, October 31, 2008	-	$0.00	0.0	$0

Stock-Based Compensation Plans

In accordance with SFAS 123(R) (revised December 2004), “Share-Based Payment, an amendment of SFAS 123, Accounting for Stock-Based Compensation”, the Company recognizes stock-based employee compensation expense. The Company recorded stock-based compensation of $56,339 and $24,435 for the six months ended October 31, 2008 and 2007, respectively.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At October 31, 2008, the total compensation cost related to unvested stock options granted to employees under the Company’s stock option plans but not yet recognized was approximately $319,000 and is expected to be recognized over a weighted-average period of 2.68 years. For the three months ended October 31, 2008 and 2007, the weighted average fair value of stock options granted was $1.11 and $4.62, respectively.   For the six months ended October 31, 2008 and 2007, the weighted average fair value of stock options granted was $1.11 and $5.23, respectively.

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

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. Compensation cost is then recognized on a straight-line basis over the vesting or service period and is net of estimated forfeitures.  The following assumptions were used to compute the fair value of stock option compensation expense during the three and six months ended October 31, 2008 and 2007, respectively:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007

Risk-free interest rate	1.87 - 2.84%	4.31%	1.87 - 2.84%	4.31 - 4.74%
Expected volatility	50.8 - 53.3%	57.0%	50.8 - 53.3%	57.0 - 58.3%

Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term ( in years)	3.25 - 3.5	3.5	3.25 - 3.5	3.5

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

Common Stock Purchase Warrants

In connection with a private placement of common stock on November 16, 2004, the Company issued common stock purchase warrants.  Each of these warrants is exercisable for a period of five years and the exercise price of is $6.99 per share.  The exercise price of the warrants is subject to adjustment for subsequent lower price issuances by the Company, as well as customary adjustment provisions for stock splits, combinations, dividends and the like.  The warrants are callable by the Company, upon 30 days notice, should the common stock trade at or above $25.20 per share for 25 out of 30 consecutive trading days. A maximum of 20% of the warrants may be called in any three-month period.  1,883,796 common stock purchase warrants are outstanding at October 31, 2008 and April 30, 2008.

NOTE 8 - SEGMENT REPORTING

The Company's reportable segments are determined and reviewed by management based upon the nature of the services, the external customers and customer industries and the sales and distribution methods used to market the products. The Company has two reportable segments: wireless infrastructure services and specialty communication systems.  Management evaluates performance based upon income (loss) before income taxes. Corporate includes corporate salaries and external professional fees, such as accounting, legal and investor relations costs which are not allocated to the other subsidiaries.  Corporate assets primarily include cash and prepaid expenses.  Segment results for the three and six months ended and as of October 31, 2008 and 2007 are as follows:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For Three Months Ended and as of October 31, 2008				For Three Months Ended and as of October 31, 2007
	Corporate	Wireless Infrastructure	Specialty Communication	Total	Corporate	Wireless Infrastructure	Specialty Communication	Total

Revenue	$-	$3,255,476	$25,512,205	$28,767,681	$-	$3,090,764	$25,014,280	$28,105,044

Depreciation and amortization	$8,664	$66,015	$576,360	$651,039	$8,786	$65,903	$393,926	$468,615

Income (loss) before income taxes	$(975,782)	$379,756	$1,211,135	$615,109	$(551,427)	$220,611	$2,699,435	$2,368,619

	As of and for the Six Months Ended October 31, 2008				As of and for the Six Months Ended October 31, 2007
	Corporate	Wireless Infrastructure	Specialty Communication	Total	Corporate	Wireless Infrastructure	Specialty Communication	Total

Revenue	$-	$6,567,235	$50,467,977	$57,035,212	$-	$6,593,935	$43,327,115	$49,921,050

Depreciation and amortization	$17,113	$126,481	$1,196,587	$1,340,181	$19,411	$134,398	$844,393	$998,202

Income (loss) before income taxes	$(1,887,318)	$540,477	$3,291,166	$1,944,325	$(1,281,348)	$750,550	$5,027,110	$4,496,312

Goodwill	$-	$4,870,882	$27,210,166	$32,081,048	$-	$4,582,176	$17,632,265	$22,214,441

Total assets	$13,809,381	$8,890,646	$68,407,083	$91,107,110	$3,848,730	$11,958,969	$59,429,714	$75,237,413

As of and for the six months ended October 31, 2008 and 2007, the specialty communication systems segment includes approximately $1,277,000 and $1,007,000 in revenue and $1,819,000 and $1,888,000 of net assets held in China related to the Company’s 60% interest in TAGS, respectively. As of and for the six months ended October 31, 2008, the specialty communication systems segment includes approximately $2,025,000 in revenue and $3,435,000 of net assets held in Australia related to the Company’s 100% ownership in James and Energize.

NOTE 9 – SUBSEQUENT EVENTS

On November 24, 2008, the Company adopted a share repurchase program of up to 2,000,000 shares of the Company’s common stock until December 1, 2009.  The share repurchase program authorizes the Company to repurchase shares, from time to time, through open market or privately negotiated transactions. A Rule 10b5-1 repurchase plan will allow the Company to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods. The number of shares to be purchased and the timing of the purchases will be based on market conditions, share price and other factors. The stock repurchase program does not require the Company to repurchase any specific dollar value or number of shares and may be modified, extended or terminated by the board of directors at any time.

Effective November 30, 2008, the Company acquired all the assets of BRT Electrical Pty Ltd ( “BRT”) for aggregate consideration of $116,046 in cash, subject to adjustment. The assets of BRT were acquired pursuant to an Asset Purchase Agreement among Energize, the Company, BRT and the former shareholder. In connection with the acquisition, Energize also entered into an employment agreement with the former shareholder for two years. BRT is an electrical contractor specializing in low voltage applications including voice, data, security and energy management for commercial and building infrastructure companies.  The acquisition of BRT provides further international expansion into Australia.

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

Specialty Communication Systems

We provide specialty communication systems which are wireless networks designed to improve productivity for a specified application by communicating data, voice or video information in situations where land line networks are non-existent, more difficult to deploy or too expensive. The types of specialty communication systems that we implement are used for mobile communication and general wireless connectivity purposes. We design and deploy networks that allow entities to reduce their dependence on high cost and inflexible leased land lines. We have the engineering expertise to utilize any facet of wireless technology or a combination of various wireless technologies to engineer a cost effective network for a customer’s wireless communication requirement. In addition, the design and deployment of a specialty communication system is a comprehensive effort that requires an in-depth knowledge of radio frequency engineering so that the wireless network is free from interference with other signals and amplified sufficiently to carry data, voice or video with speed and accuracy.  In specialty communications, we focus on five primary vertical markets to provide our services.  These vertical markets include public services, healthcare, energy, commercial enterprise and gaming.

•
Public services.  We provide communication systems for public services (which includes police, fire and emergency systems), asset tracking, transportation and security, where the conversion of older analog systems to advanced digital systems is the driving force.

•	Healthcare. We provide communication systems for data management, asset tracking and security for use in new hospital construction and renovation projects.
•	Energy. We provide communication systems for utility, oil, gas, and alternative energy companies such as solar and wind energy companies.
•	Commercial enterprise. We provide communication systems for other private and public companies.
•	Gaming. We provide communication systems for asset tracking and security for use in new casino construction and renovation of existing properties.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the six months ended October 31, 2008 and 2007, specialty communication systems represented approximately 88% and 87% of our total revenue, respectively.   The percentage of revenue from specialty communication systems varies based on the mix of work performed during each period.   We have experienced and continue to experience quarterly fluctuations in specialty communication systems revenue as a result of various factors, which include the timing and volume of customers’ projects, changes in mix of customers, contracts, capital expenditure and maintenance budgets, and changes in the general level of construction activity.  However, we expect our mix to remain consistent with historical performance, in which over 80% of our total revenue is derived from specialty communications.

Wireless Infrastructure Services

We provide wireless infrastructure services to major wireless carriers, which are services that include the engineering, installation, integration and maintenance of wireless carrier equipment. Wireless carriers continue to be focused on building and expanding their networks, increasing capacity, upgrading their networks with new technologies and maintaining their existing infrastructure. Our engineers install and test base station equipment at the carrier cell site, including installation of new equipment, technology upgrades, equipment modifications and reconfigurations. These services may also include tower construction. For the six months ended October 31, 2008 and 2007, wireless infrastructure services represented approximately 12% and 13% of our total revenue, respectively.  We have experienced and continue to experience quarterly fluctuations in wireless infrastructure services as a result of the capital expenditure and maintenance needs of the wireless carriers.

Significant Events, Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition:

•
Current economic conditions have adversely affected the specialty communication systems segment of our business in the second quarter ended October 31, 2008. We have experienced a slowdown in the public services, corporate enterprise and gaming markets. This slowdown has caused our revenue and gross margin to be lower than expected, resulting in net income and earnings per share for the second quarter to be lower than expected. In the second quarter ended October 31, 2008, one of the key factors for the lower earnings is that we experienced some deflationary economic pressure which reduced our gross margin compared to the same period in the prior year.

•
We believe that the corporate enterprise and gaming markets will remain flat for the remainder of this fiscal year. However, in the public services market, although general spending is down at the state and local government level due to a decrease in tax revenue and credit impediments, the budgets for specialty communication systems projects, for the most part, remain intact. With conditions in the credit markets improving recently, we expect public service project financing to improve. In addition, there has been a pledge by the new presidential administration to federally fund a stimulus package in early calendar 2009 for public infrastructure projects in public safety, security, healthcare and alternative energy. Our opportunity to obtain this work depends on the timing of plan approval and our ability to receive bid requests and be awarded new projects.

In the healthcare market, we continue to receive bid requests and complete projects, as the primary drivers in this market continue to be the need to provide healthcare infrastructure for an aging population and to cut costs through healthcare reform. In the energy market, we continue to receive bids and complete projects as oil, gas, water and electric utility companies continue to upgrade their communication infrastructure, while in alternative energy the growth in wind and solar power development is expected to continue.

•
We continue to focus on expanding our international presence in China and Australia, and we believe that these markets from an infrastructure prospective, have not been as impacted by recent economic conditions.  In China, our focus is primarily in the energy infrastructure market, and in Australia, primarily on the corporate enterprise market.   Although our international operations represent approximately 6% of total revenue, positive economic growth rate estimates for these countries may lead to a greater percentage of our future revenue being generated internationally.

•
We believe our engineering service focus in public services, healthcare and energy infrastructure will create additional opportunities both domestically and internationally for us to design and deploy specialty communication systems solutions, and the strength of our experience in the design and deployment of specialty communication systems gives us a competitive advantage.

This trend is supported by our backlog and bid list, which are our two most important economic indicators for measuring our future revenue producing capability and demand for our services. At October 31, 2008, our backlog of unfilled orders was approximately $48 million, with approximately 65%, 17% and 6% represented by the public services, healthcare, and energy markets, respectively, and the balance represented by wireless infrastructure, corporate enterprise, and gaming. Our bid list, which represents project bids under proposal for new and existing customers, was approximately $137 million, with approximately 59%, 14% and 12% represented by the public services, healthcare and energy markets.

•
We also continue to develop strategic initiatives to achieve organic growth in our existing business by maximizing the value of our existing customer base, and developing our relationships with technology providers, One key initiative that we are launching is a name branding strategy to utilize the “WPCS” name for all subsidiaries. The principal purpose of this initiative is to position WPCS to pursue national account contracts with existing customers, and improve purchasing power, which is difficult to do today under the various subsidiary name brands of our subsidiaries.

•
Although we continue to search for acquisitions, our current goal is to identify smaller companies which are performing well financially, which can enhance our existing engineering capabilities, that can be integrated easily within our existing specialty communication systems subsidiaries.

•
We continue to maintain a healthy balance sheet with approximately $28.5 million in working capital and credit facility borrowings of approximately $7.6 million. The ratio of credit facility borrowings to working capital is approximately 26%. We believe this is an important measure of our current financial strength. We expect to use our working capital and availability under the credit facility to fund our continued growth.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended October 31, 2008 Compared to the Three Months Ended October 31, 2007

The accompanying condensed consolidated financial statements include the accounts of WPCS International Incorporated (WPCS) and its wholly and majority-owned subsidiaries, WPCS Incorporated , Invisinet, Inc. (Invisinet), Walker Comm, Inc. (Walker), Clayborn Contracting Group, Inc. (Clayborn), Heinz Corporation (Heinz), Quality Communications & Alarm Company, Inc. (Quality), New England Communications Systems, Inc. (NECS), Southeastern Communication Services, Inc. (SECS), Voacolo Electric Incorporated (Voacolo), Taian AGS Pipeline Construction Co. Ltd (TAGS), Major Electric, Inc. (Major) from August 1, 2007 (date of acquisition), Max Engineering LLC (Max) from August 2, 2007 (date of acquisition), Gomes and Gomes, Inc. dba Empire Electric (Empire) from November 1, 2007 (date of acquisition), WPCS Australia Pty Ltd  from November 12, 2007 (date of formation), James Design Pty Ltd (James) from November 30, 2007 (date of acquisition), WPCS Asia Limited from January 24, 2008 (date of formation), RL & CA MacKay Pty Ltd. dba Energize Electrical (Energize) from April 4, 2008 (date of acquisition), and Lincoln Wind LLC (Lincoln Wind) from June 26, 2008 (date of acquisition), collectively the "Company".

Consolidated results for the three months ended October 31, 2008 and 2007 were as follows.

	Three Months Ended
	October 31,
	2008		2007

REVENUE	$28,767,681	100.0%	$28,105,044	100.0%

COSTS AND EXPENSES:
Cost of revenue	21,421,304	74.4%	20,646,816	73.4%
Selling, general and administrative expenses	5,945,671	20.7%	4,518,881	16.1%
Depreciation and amortization	651,039	2.3%	468,615	1.7%

Total costs and expenses	28,018,014	97.4%	25,634,312	91.2%

OPERATING INCOME	749,667	2.6%	2,470,732	8.8%

OTHER EXPENSE (INCOME):
Interest expense	136,681	0.5%	185,636	0.7%
Interest income	(22,073)	(0.1%)	(140,663)	(0.5%)
Minority interest	19,950	0.1%	57,140	0.2%

INCOME BEFORE INCOME TAX PROVISION	615,109	2.1%	2,368,619	8.4%

Income tax provision	253,299	0.9%	867,106	3.1%

NET INCOME	$361,810	1.2%	$1,501,513	5.3%

Revenue

Revenue for the three months ended October 31, 2008 was approximately $28,768,000, as compared to approximately $28,105,000 for the three months ended October 31, 2007. The increase in revenue for the period was primarily attributable to the acquisitions of Empire, James, Energize and Lincoln Wind.

Total revenue from the specialty communication segment for the three months ended October 31, 2008 and 2007 was approximately $25,512,000 or 88.7% and $25,014,000 or 89.0% of total revenue, respectively.  The increase in revenue was primarily attributable to the acquisitions of Empire, James, Energize and Lincoln Wind. Wireless infrastructure segment revenue for the three months ended October 31, 2008 and 2007 was approximately $3,255,000 or 11.3% and $3,091,000 or 11.0% of total revenue, respectively.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs.  Our cost of revenue was approximately $21,421,000 or 74.4% of revenue for the three months ended October 31, 2008, compared to $20,647,000 or 73.4% for the same period of the prior year.  The dollar increase in our total cost of revenue is due primarily to the corresponding increase in revenue during the three months ended October 31, 2008 as a result of the acquisitions of Empire, James, Energize and Lincoln Wind.  The increase as a percentage of revenue is due primarily to the revenue blend attributable to our existing subsidiaries and recent acquisitions.

The specialty communication segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended October 31, 2008 and 2007 was approximately $19,275,000 and 75.6% and $18,427,000 and 73.6%, respectively.  As discussed above, the dollar increase in our total cost of revenue is due primarily to the corresponding increase in revenue during the three months ended October 31, 2008 as a result of the acquisitions completed within the last year.  The increase as a percentage of revenue is due to deflationary economic pressure and the revenue blend attributable to our existing subsidiaries and recent acquisitions.

Wireless infrastructure segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended October 31, 2008 and 2007 was approximately $2,146,000 and 65.9% and $2,220,000 and 71.8%, respectively. The decrease as a percentage of revenue is due primarily to the revenue blend attributable to our existing subsidiaries.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses

For the three months ended October 31, 2008, total selling, general and administrative expenses were approximately $5,946,000, or 20.7% of total revenue compared to $4,519,000, or 16.1% of revenue for the same period of the prior year. The dollar increase is primarily due to the acquisitions of Empire, James, Energize and Lincoln Wind. Included in selling, general and administrative expenses for the three months ended October 31, 2008 are $3,234,000 for salaries, commissions, payroll taxes and other employee benefits. The $683,000 increase in salaries and payroll taxes compared to the prior year is due primarily to the increase in headcount as a result of the acquisitions of Empire, James, Energize and Lincoln Wind. Professional fees were $368,000, which include accounting, legal and investor relation fees. Insurance costs were $633,000 and rent for office facilities was $245,000.  Automobile and other travel expenses were $616,000 and telecommunication expenses were $146,000. Other selling, general and administrative expenses totaled $704,000. For the three months ended October 31, 2008, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were $4,387,000 and $664,000, respectively.

For the three months ended October 31, 2007, total selling, general and administrative expenses were approximately $4,519,000, or 16.1% of total revenue. Included in selling, general and administrative expenses for the three months ended October 31, 2007 are $2,551,000 for salaries, commissions, payroll taxes and other employee benefits. Professional fees were $188,000, which include accounting, legal and investor relation fees. Insurance costs were $534,000 and rent for office facilities was $187,000.  Automobile and other travel expenses were $382,000 and telecommunication expenses were $130,000. Other selling, general and administrative expenses totaled $547,000. For the three months ended October 31, 2007, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were $3,290,000 and $721,000, respectively.

Depreciation and Amortization

For the three months ended October 31, 2008 and 2007, depreciation was approximately $442,000 and $285,000, respectively.  The increase in depreciation is due to the purchase of property and equipment and the acquisition of fixed assets from acquiring Empire, James, Energize and Lincoln Wind.  The amortization of customer lists and backlog for the three months ended October 31, 2008 was $209,000 as compared to $184,000 for the same period of the prior year.  The increase in amortization was due to the acquisition of customer lists from Empire, James and Energize and backlog from Empire and James. All customer lists are amortized over a period of five to nine years from the date of their acquisitions. Backlog is amortized over a period of one to three years from the date of acquisition based on the expected completion period of the related contracts.

Interest Expense and Interest Income

For the three months ended October 31, 2008 and 2007, interest expense was approximately $137,000 and $186,000, respectively. The decrease in interest expense is due principally to a reduction in interest rates related to borrowings on lines of credit compared to the three months ended October 31, 2007. As of October 31, 2008, there was $7,626,056 of total borrowings outstanding under the line of credit.

           For the three months ended October 31, 2008 and 2007, interest income was approximately $22,000 and $141,000, respectively. The decrease in interest earned is due principally to the decrease in our cash and cash equivalent balances, and secondarily to a decrease in interest rates compared to the same period in the prior year.

Net Income

The net income was approximately $362,000 for the three months ended October 31, 2008. Net income was net of Federal and state income tax expense of approximately $253,000.

The net income was approximately $1,502,000 for the three months ended October 31, 2007. Net income was net of Federal and state income tax expense of approximately $867,000.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended October 31, 2008 Compared to the Six Months Ended October 31, 2007

Consolidated results for the six months ended October 31, 2008 and 2007 were as follows.

	Six Months Ended
	October 31,
	2008		2007

REVENUE	$57,035,212	100.0%	$49,921,050	100.0%

COSTS AND EXPENSES:
Cost of revenue	41,606,178	73.0%	35,834,568	71.8%
Selling, general and administrative expenses	11,883,160	20.8%	8,578,137	17.2%
Depreciation and amortization	1,340,181	2.3%	998,202	2.0%

Total costs and expenses	54,829,519	96.1%	45,410,907	91.0%

OPERATING INCOME	2,205,693	3.9%	4,510,143	9.0%

OTHER EXPENSE (INCOME):
Interest expense	248,284	0.4%	308,218	0.6%
Interest income	(48,112)	(0.1%)	(355,175)	(0.7%)
Minority interest	61,196	0.1%	60,788	0.1%

INCOME BEFORE INCOME TAX PROVISION	1,944,325	3.5%	4,496,312	9.0%

Income tax provision	744,204	1.3%	1,722,184	3.4%

NET INCOME	$1,200,121	2.2%	$2,774,128	5.6%

Revenue

Revenue for the six months ended October 31, 2008 was approximately $57,035,000, as compared to approximately $49,921,000 for the six months ended October 31, 2007. The increase in revenue for the period was primarily attributable to the acquisitions of Major, Max, Empire, James, Energize and Lincoln Wind.

Total revenue from the specialty communication segment for the six months ended October 31, 2008 and 2007 was approximately $50,468,000 or 88.5% and $43,327,000 or 86.8% of total revenue, respectively.  The increase in revenue was primarily attributable to the acquisitions of Major, Empire, James, Energize and Lincoln Wind.  Wireless infrastructure segment revenue for the six months ended October 31, 2008 and 2007 was approximately $6,567,000 or 11.5% and $6,594,000 or 13.2% of total revenue, respectively.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs.  Our cost of revenue was approximately $41,606,000 or 73.0% of revenue for the six months ended October 31, 2008, compared to $35,835,000 or 71.8% for the same period of the prior year.  The dollar increase in our total cost of revenue is due primarily to the corresponding increase in revenue during the six months ended October 31, 2008 as a result of the acquisitions of Major, Max, Empire, James, Energize and Lincoln Wind.  The increase as a percentage of revenue is due primarily to the revenue blend attributable to our existing subsidiaries and recent acquisitions.

The specialty communication segment cost of revenue and cost of revenue as a percentage of revenue for the six months ended October 31, 2008 and 2007 was approximately $37,004,000 and 73.3% and $31,255,000 and 72.1%, respectively.  As discussed above, the dollar increase in our total cost of revenue is due primarily to the corresponding increase in revenue during the six months ended October 31, 2008 as a result of the acquisitions completed within the last year. The increase as a percentage of revenue is due to inflatimary pressure and to the revenue blend attributable to our existing subsidiaries and recent acquisitions.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wireless infrastructure segment cost of revenue and cost of revenue as a percentage of revenue for the six months ended October 31, 2008 and 2007 was approximately $4,602,000 and 70.1% and $4,580,000 and 69.5%, respectively.  For the six months ended October 31, 2008, the cost of sales as a percentage of sales is consistent with historical levels.

Selling, General and Administrative Expenses

For the six months ended October 31, 2008, total selling, general and administrative expenses were approximately $11,883,000, or 20.8% of total revenue compared to $8,578,000, or 17.2% of revenue for the same period of the prior year. The dollar increase is primarily due to the acquisitions of Major, Max, Empire, James, Energize and Lincoln Wind. Included in selling, general and administrative expenses for the six months ended October 31, 2008 are $6,745,000 for salaries, commissions, payroll taxes and other employee benefits. The $1,866,000 increase in salaries and payroll taxes compared to the prior year is due primarily to the increase in headcount as a result of the acquisitions of Major, Max, Empire, James, Energize and Lincoln Wind. Professional fees were $924,000, which include accounting, legal and investor relation fees. Insurance costs were $1,242,000 and rent for office facilities was $475,000.  Automobile and other travel expenses were $1,105,000 and telecommunication expenses were $293,000. Other selling, general and administrative expenses totaled $1,099,000. For the six months ended October 31, 2008, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were $8,827,000 and $1,298,000, respectively.

For the six months ended October 31, 2007, total selling, general and administrative expenses were approximately $8,578,000, or 17.2% of total revenue. Included in selling, general and administrative expenses for the six months ended October 31, 2007 are $4,879,000 for salaries, commissions, payroll taxes and other employee benefits. Professional fees were $497,000, which include accounting, legal and investor relation fees. Insurance costs were $992,000 and rent for office facilities was $344,000.  Automobile and other travel expenses were $724,000 and telecommunication expenses were $224,000. Other selling, general and administrative expenses totaled $918,000. For the six months ended October 31, 2007, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were $5,917,000 and $1,425,000, respectively.

Depreciation and Amortization

For the six months ended October 31, 2008 and 2007, depreciation was approximately $872,000 and $675,000, respectively.  The increase in depreciation is due to the purchase of property and equipment and the acquisition of fixed assets from acquiring Major, Max, Empire, James, Energize and Lincoln Wind.  The amortization of customer lists and backlog for the six months ended October 31, 2008 was $468,000 as compared to $323,000 for the same period of the prior year.  The increase in amortization was due to the acquisition of customer lists from Major, Max, Empire, James and Energize and backlog from Major, Empire and James. All customer lists are amortized over a period of five to nine years from the date of their acquisitions. Backlog is amortized over a period of one to three years from the date of acquisition based on the expected completion period of the related contracts.

Interest Expense and Interest Income

For the six months ended October 31, 2008 and 2007, interest expense was approximately $248,000 and $308,000, respectively. The decrease in interest expense is due principally to a reduction in interest rates on outstanding borrowings, offset by an increase in total borrowings on lines of credit, compared to the six months ended October 31, 2007. As of October 31, 2008, there was $7,626,056 of total borrowings outstanding under the line of credit.

           For the six months ended October 31, 2008 and 2007, interest income was approximately $48,000 and $355,000, respectively. The decrease in interest earned is due principally to the decrease in our cash and cash equivalent balance over the same period in the prior year.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income

The net income was approximately $1,200,000 for the six months ended October 31, 2008. Net income was net of Federal and state income tax expense of approximately $744,000.

The net income was approximately $2,774,000 for the six months ended October 31, 2007. Net income was net of Federal and state income tax expense of approximately $1,722,000.

Liquidity and Capital Resources

At October 31, 2008, we had working capital of approximately $28,530,000, which consisted of current assets of approximately $49,777,000 and current liabilities of approximately $21,247,000.   Our working capital needs are influenced by our level of operations, and generally increase with higher levels of revenue.   Our sources of cash have historically come from operating activities, equity offerings, and credit facility borrowings.

Operating activities provided approximately $8,018,000 in cash for the six months ended October 31, 2008. The sources of cash from operating activities total approximately $9,952,000, comprised of approximately $1,200,000 in net income, $1,425,000 in net non-cash charges, a $2,299,000 decrease in account receivables, a $472,000 decrease in other assets, a $1,511,000 increase in accounts payable and accrued expenses, a $2,489,000 increase in billings in excess of costs and estimated earnings on uncompleted contracts, a $206,000 increase in deferred revenue, and a $350,000 increase in income tax payable. The uses of cash from operating activities total approximately $1,934,000, comprised of approximately a $1,004,000 increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $476,000 increase of inventory, and a $454,000 increase in prepaid expenses and other current assets.  Net earnings adjusted for non-cash items provided cash of approximately $2,625,000 for the six months ended October 31, 2008 versus approximately $3,918,000 in the six months ended October 31, 2007.  Working capital provided cash of approximately $5,393,000 for the six months ended October 31, 2008 versus using cash of approximately $4,099,000 in the same period in the prior year.

Our investing activities utilized approximately $4,242,000 in cash during the six months ended October 31, 2008, which consisted of $714,000 paid for property and equipment and $3,528,000 paid for the acquisitions of Voacolo, Max, Empire, James, Energize, and Lincoln Wind, net of cash received.  The additional payment to Voacolo was funded from borrowings on the line of credit discussed below, while the acquisition payments for Max, Empire, James, Energize and Lincoln Wind were funded from working capital.

Our financing activities provided cash of approximately $2,080,000 during the six months ended October 31, 2008. Financing activities included $2,500,000 of line of credit borrowings, $828,000 additional borrowings from shareholders, offset by $5,000 of equity issuance costs,  $26,000 of capital lease payments and $1,217,000 net repayments of loans payable.

Our capital requirements depend on numerous factors, including the market for our services, the resources we devote to developing, marketing, selling and supporting our business, the timing and extent of establishing additional markets and other factors.

On April 10, 2007, we entered into a loan agreement (Loan Agreement) with Bank of America, N.A. (BOA), which  provided for a revolving line of credit in an amount not to exceed $12,000,000, together with a letter of credit facility not to exceed $2,000,000. On August 7, 2008, the Loan Agreement was amended to increase the revolving line of credit in an amount not to exceed $15,000,000. We and our subsidiaries also entered into security agreements with BOA, pursuant to which we granted a security interest to BOA in all of our assets.  The Loan Agreement contains customary covenants, including but not limited to (i) funded debt to tangible net worth, and (ii) minimum interest coverage ratio. As of October 31, 2008, we were in compliance with the Loan Agreement covenants. The loan commitment shall expire on April 10, 2010, and we may prepay the loan at any time.  Loans under the Loan Agreement bear interest at a rate equal to BOA’s prime rate, minus one percentage point, or we have the option to elect to use the optional interest rate of LIBOR plus one hundred seventy-five basis points. As of October 31, 2008, there was $7,626,056 of borrowings outstanding under the Loan Agreement.

At October 31, 2008, we had cash and cash equivalents of approximately $13,236,000,  working capital of approximately $28,530,000, and credit facility borrowings of approximately $7,626,000.  We believe that the ratio of credit facility borrowings to working capital of approximately 26% is an indicator of our financial strength and that we are not dependent on credit.    With the funds available from the Loan Agreement and internally available funds, we believe that we have sufficient capital to meet our short term needs.   Our future operating results may be affected by a number of factors including our success in bidding on future contracts and our continued ability to manage controllable costs effectively. To the extent we grow by future acquisitions that involve consideration other than stock, our cash requirements may increase.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On March 30, 2007, we acquired Voacolo. The aggregate consideration paid by us, including acquisition transaction costs of $31,389, was $5,063,863 of which $3,781,389 was paid in cash, and we issued 116,497 shares of common stock valued at $1,282,473. In June 2008, we settled and paid aggregate additional cash consideration of $2,500,000 to the former Voacolo shareholders for the earnout settlement for the twelve months ended March 31, 2008. The acquisition of Voacolo expands our geographic presence in the Mid-Atlantic region and provides additional  electrical contracting services  in both high and low voltage applications, structured cabling and voice/data/video solutions, as well as the expansion of our operations into wireless video surveillance.

On August 1, 2007, we acquired Major. The aggregate consideration paid by us, including acquisition transaction costs of $44,226, was $6,292,151 of which $3,844,135 was paid in cash and we issued 242,776 shares of common stock valued at $2,448,016.  In connection with the additional purchase price adjustments to settle earnout and working capital adjustments, we have recorded a receivable from the former Major shareholders of $371,566. This receivable will be repaid within the next 12 months in three equal installments. Through October 31, 2008, we have received payments of $121,474 related to this receivable. The acquisition of Major expands our geographic presence in the Pacific Northwest region and provides additional wireless and electrical contracting services in direct digital controls, security, wireless SCADA applications and wireless infrastructure.

On August 2, 2007, we acquired Max. The aggregate consideration paid by us, including acquisition transaction costs of $30,498, was $1,117,679, of which $917,679 was paid in cash and we issued 17,007 shares of common stock valued at $200,000. In October 2008, we settled and paid additional cash consideration of $287,181 to the former Max members for the earnout settlement for the twelve months ended August 1, 2008. In addition, we shall pay an additional $375,000 in cash or our common stock if Max’s earnings before interest and taxes for the twelve months ending August 1, 2009 shall equal or exceed $375,000.  The acquisition of Max expands our geographic expansion into Texas and provides additional engineering services that specialize in the design of specialty communication systems and wireless infrastructure for the telecommunications, oil, gas and wind energy markets.

On November 1, 2007, we acquired Empire. The aggregate consideration paid by us, including acquisition transaction costs of $47,674, was $2,518,675 in cash. The acquisition of Empire expands our geographic presence in California and provides additional electrical contractor services that specialize in low voltage applications for healthcare, state government and military customers.

On November 30, 2007, we acquired James.   The aggregate consideration paid by us, including acquisition transaction costs of $81,153 was $1,562,879 in cash.  In May 2008, we settled and paid aggregate additional cash consideration of $281,725 to the former James shareholders for final settlement of the net tangible asset adjustment.  James is a design engineering services company specializing in building automation including mechanical, electrical, hydraulic, fire protection, lift, security access and wireless systems.  The acquisition of James provides us international expansion into Australia consistent with our emphasis on Australia, China and surrounding Pacific Rim countries.

On April 4, 2008, we acquired Energize. The aggregate consideration paid by us, including acquisition transaction costs of $114,112 was $1,689,756 in cash. In July 2008, we settled and paid additional cash consideration of $32,522 to the former Energize shareholders for the final settlement of the net tangible asset adjustment. Energize is an electrical contractor specializing in underground utilities, maintenance and low voltage applications including voice, data and video for commercial and building infrastructure companies, and is expanding its wireless deployment capabilities.  The acquisition of Energize provides further international expansion into Australia.

On June 26, 2008, we acquired all the assets of Lincoln Wind for aggregate consideration of $420,464 in cash including acquisition transaction costs of $20,464. Lincoln Wind is an engineering company focused on the implementation of meteorological towers that measure the wind capacity of geographic areas prior to the construction of a wind farm.  The acquisition of Lincoln Wind provides additional engineering services that specialize in the design of specialty communication systems for the wind energy market.

On November 24, 2008, we adopted a share repurchase program of up to 2,000,000 shares of our common stock until December 1, 2009.  The share repurchase program authorizes us to repurchase shares, from time to time, through open market or privately negotiated transactions. A Rule 10b5-1 repurchase plan will allow us to purchase our shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods. The number of shares to be purchased and the timing of the purchases will be based on market conditions, share price and other factors. The stock repurchase program does not require us to repurchase any specific dollar value or number of shares and may be modified, extended or terminated by our board of directors at any time.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Effective November 30, 2008, we acquired all the assets of  BRT Electrical Pty Ltd ( BRT) for aggregate consideration of $116,046 in cash, subject to adjustment. The assets of BRT were acquired pursuant to an Asset Purchase Agreement among us, Energize, BRT and the former shareholder. In connection with the acquisition, Energize also entered into an employment agreement with the former shareholder for two years. BRT is an electrical contractor specializing in low voltage applications including voice, data, security and energy management for commercial and building infrastructure companies.  The acquisition of BRT provides further international expansion into Australia.

Backlog

As of October 31, 2008, we had a backlog of unfilled orders of approximately $47.8 million compared to approximately $35.7 million at October 31, 2007. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

Accounts Receivable

Accounts receivable are due within contractual payment terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Credit is extended based on evaluation of a customer's financial condition. Accounts outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer's current ability to pay its obligation to the us, and the condition of the general economy and the industry as a whole.   We write off accounts receivable when they become uncollectible, and payment subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

Our annual review for goodwill impairment for the fiscal years 2008 and 2007 found that no impairment existed. Our impairment review is based on comparing the fair value to the carrying value of the reporting units with goodwill. The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. Reporting units with goodwill include Heinz/Invisinet, SECS and Max within our wireless infrastructure segment and Walker, Clayborn, Quality, NECS, Voacolo, Major, Empire, James and Energize within our specialty communications segment.  Our estimates are consistent with the plans and estimates that we are using to manage the underlying businesses. If we fail to deliver products and services for these business units, or market conditions for these businesses fail to improve, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our net equity and results of operations. Adverse changes in general economic conditions could impact the valuation of our reporting units.  However, we have considered current economic conditions, and concluded that indicators did not suggest testing goodwill or intangible assets for impairment on an interim basis in advance of the tests we perform annually at April 30.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). The primary objective of EITF 07-5 is to provide guidance for determining whether an equity-linked financial instrument or embedded feature within a contract is indexed to an entity’s own stock, which is a key criterion of the scope exception to paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” An equity-linked financial instrument or embedded feature within a contract that is not considered indexed to an entity’s own stock could be required to be classified as an asset or liability and marked-to-market through earnings. EITF 07-5 specifies a two-step approach in evaluating whether an equity-linked financial instrument or embedded feature within a contract is indexed to its own stock. The first step involves evaluating the instrument’s contingent exercise provisions, if any, and the second step involves evaluating the instrument’s settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied to all instruments outstanding as of the effective date. Accordingly, we will adopt EITF 07-5 on May 1, 2009, but have not yet determined the impact, if any, on our consolidated financial position, results of operations and cash flows.

No other recently issued accounting pronouncement issued or effective after the end of the fiscal year is expected to have a material impact on our condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 3 – CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of October 31, 2008. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

None.

ITEM 3.                       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 30, 2008, we held our annual meeting of stockholders.  During the annual meeting, three proposals were put to the stockholders for a vote.  The stockholders approved all three proposals, including:  1) the amendment of our Certificate of Incorporation to decrease the number of authorized shares of common stock, par value $.0001 per share, from 75,000,000 shares to 25,000,000 shares; 2) the election of five directors to the Board of Directors; and 3) ratifying the selection of J.H. Cohn LLP as our independent registered public accounting firm for the fiscal year ended April 30, 2009.

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

WPCS INTERNATIONAL INCORPORATED

Date: December 15, 2008	By:	/s/ JOSEPH HEATER
Joseph Heater
Chief Financial Officer