Form 10-Q
period 2009-01-31
WPCS INTERNATIONAL INC
filed 2009-03-17
CIK 1086745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended January 31, 2009

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes   No  ☒

As of March 10, 2009, there were 6,942,266 shares of registrant’s common stock outstanding.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
ASSETS	2009	2008
	(Unaudited)	(Note 1)
CURRENT ASSETS:

Cash and cash equivalents	$9,665,638	$7,449,530
Accounts receivable, net of allowance of $113,613 and $98,786 at January 31, 2009 and April 30, 2008, respectively	23,225,223	29,092,488
Costs and estimated earnings in excess of billings on uncompleted contracts	4,572,978	3,887,152
Inventory	2,757,475	2,791,782
Prepaid expenses and other current assets	1,768,849	1,002,993
Prepaid income taxes	361,103	122,342
Deferred tax assets	114,999	35,939
Total current assets	42,466,265	44,382,226

PROPERTY AND EQUIPMENT, net	6,598,938	6,828,162

OTHER INTANGIBLE ASSETS, net	2,069,547	2,929,937

GOODWILL	32,256,592	28,987,501

OTHER ASSETS	159,166	820,315

Total assets	$83,550,508	$83,948,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND SHAREHOLDERS' EQUITY	January 31,	April 30,
	2009	2008
	(Unaudited)	(Note 1)
CURRENT LIABILITIES:

Current portion of loans payable	$97,339	$1,272,112
Borrowings under line of credit	-	750,000
Current portion of capital lease obligations	97,425	91,491
Accounts payable and accrued expenses	6,589,306	9,305,791
Billings in excess of costs and estimated earnings on uncompleted contracts	3,366,170	3,602,422
Deferred revenue	706,449	602,560
Due to shareholders	3,334,135	2,300,083
Total current liabilities	14,190,824	17,924,459

Borrowings under line of credit	7,626,056	4,376,056
Loans payable, net of current portion	86,786	156,978
Capital lease obligations, net of current portion	183,024	215,780
Deferred tax liabilities	1,253,252	1,173,786
Total liabilities	23,339,942	23,847,059

Minority interest in subsidiary	1,466,887	1,331,850

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued	-	-

Common stock - $0.0001 par value, 25,000,000 shares authorized, 6,942,266 and 7,251,083 shares issued and outstanding at January 31, 2009 and April 30, 2008, respectively	694	725
Additional paid-in capital	50,133,358	50,775,938
Retained earnings	9,087,779	7,709,562
Accumulated other comprehensive (loss) income on foreign currency translation	(478,152)	283,007

Total shareholders' equity	58,743,679	58,769,232

Total liabilities and shareholders' equity	$83,550,508	$83,948,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008

REVENUE	$25,323,422	$24,802,079	$82,358,634	$74,723,129

COSTS AND EXPENSES:
Cost of revenue	18,369,219	18,010,149	59,975,397	53,844,717
Selling, general and administrative expenses	5,904,094	5,573,644	17,787,254	14,151,781
Depreciation and amortization	614,699	618,002	1,954,880	1,616,204

Total costs and expenses	24,888,012	24,201,795	79,717,531	69,612,702

OPERATING INCOME	435,410	600,284	2,641,103	5,110,427

OTHER EXPENSE (INCOME):
Interest expense	85,480	69,269	333,764	377,487
Interest income	(3,042)	(81,082)	(51,155)	(436,257)
Minority interest	73,840	(23,907)	135,037	36,881

INCOME BEFORE INCOME TAX PROVISION	279,132	636,004	2,223,457	5,132,316

Income tax provision	101,036	252,701	845,240	1,974,885

NET INCOME	$178,096	$383,303	$1,378,217	$3,157,431

Basic net income per common share	$0.03	$0.05	$0.19	$0.45

Diluted net income per common share	$0.03	$0.05	$0.19	$0.40

Basic weighted average number of common shares outstanding	7,077,249	7,093,662	7,193,138	7,049,099

Diluted weighted average number of common shares outstanding	7,077,249	7,804,998	7,213,744	7,956,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
 NINE MONTHS ENDED JANUARY 31, 2009
(Unaudited)

					Additional		Accumulated Other Compre-hensive	Total
	Preferred Stock		Common Stock		Paid-In	Retained	Income	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	Equity

BALANCE, MAY 1, 2008	-	$-	7,251,083	$725	$50,775,938	$7,709,562	$283,007	$58,769,232

Fair value of stock options granted to employees	-	-	-	-	92,119	-	-	92,119

Equity issuance cost	-	-	-	-	(5,000)	-	-	(5,000)

Repurchase of common stock	-	-	(308,817)	(31)	(729,699)	-	-	(729,730)

Accumulated other comprehensive loss	-	-	-	-	-	-	(761,159)	(761,159)

Net income	-	-	-	-	-	1,378,217	-	1,378,217

BALANCE, JANUARY 31, 2009	-	$-	6,942,266	$694	$50,133,358	$9,087,779	$(478,152)	$58,743,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	January 31,
	2009	2008

OPERATING ACTIVITIES :
Net income	$1,378,217	$3,157,431

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,954,880	1,616,204
Fair value of stock options granted to employees	92,119	38,047
Provision for doubtful accounts	74,883	-
Amortization of debt issuance costs	8,714	-
Excess tax benefit from exercise of stock options	-	(16,000)
Minority interest	135,037	36,881
Loss (gain) on sale of fixed assets	22,942	(2,335)
Deferred income taxes	(109,387)	135,314
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	5,702,216	(1,559,220)
Costs and estimated earnings in excess of billings on uncompleted contracts	(772,277)	(148,787)
Inventory	(41,401)	(762,668)
Prepaid expenses and other current assets	(400,126)	(307,902)
Other assets	479,408	(155,011)
Accounts payable and accrued expenses	(2,655,174)	(664,778)
Billings in excess of costs and estimated earnings on uncompleted contracts	(285,676)	(734,400)
Deferred revenue	103,889	235,804
Income taxes payable	(175,802)	(585,757)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,512,462	282,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(918,004)	(618,950)
Acquisition of NECS, net of cash received	-	(3,534)
Acquisition of SECS, net of cash received	-	57,451
Acquisition of Voacolo, net of cash received	(2,500,000)	(69,601)
Acquisition of Lincoln Wind, net of cash received	(420,464)	-
Acquisition of Major, net of cash received	-	(3,091,777)
Acquisition of Max, net of cash received	(287,181)	(523,045)
Acquisition of Empire, net of cash received	(7,521)	(1,772,874)
Acquisition of James, net of cash received	(287,735)	(914,237)
Acquisition of Energize, net of cash received	(24,516)	-
Acquisition of BRT, net of cash received	(157,901)	-
NET CASH USED IN INVESTING ACTIVITIES	(4,603,322)	(6,936,567)

FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	-	60,532
Repurchase of common stock	(729,730)	-
Excess tax benefit from exercise of stock options	-	16,000
Equity issuance costs	(5,000)	(10,292)
Borrowings/(repayments) under lines of credit, net	2,500,000	(5,726,991)
(Repayments)/borrowings under loans payable, net	(1,244,965)	94,707
Borrowings/(repayments) of amounts due to shareholders	962,965	(882,420)
Payments of capital lease obligations	(55,112)	(57,174)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,428,158	(6,505,638)

Effect of exchange rate changes on cash	(121,190)	17,699

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,216,108	(13,141,683)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	7,449,530	21,558,739
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$9,665,638	$8,417,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q of Article 10 of Regulation S-X and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2008 included in the Company’s Annual Report on Form 10-K.  The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of condensed consolidated financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine month periods ended January 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2009. The amounts for the April 30, 2008 balance sheet have been extracted from the audited consolidated financial statements included in Form 10-K for the year ended April 30, 2008.

The accompanying condensed consolidated financial statements include the accounts of WPCS International Incorporated (WPCS) and its wholly and majority-owned subsidiaries, WPCS Incorporated , Invisinet Inc. (Invisinet), Walker Comm, Inc. (Walker), Clayborn Contracting Group, Inc. (Clayborn), Heinz Corporation (Heinz), Quality Communications & Alarm Company, Inc. (Quality), New England Communications Systems, Inc. (NECS), Southeastern Communication Services, Inc. (SECS), Voacolo Electric Incorporated (Voacolo), Taian AGS Pipeline Construction Co. Ltd (TAGS), Major Electric, Inc. (Major) from August 1, 2007 (date of acquisition), Max Engineering LLC (Max) from August 2, 2007 (date of acquisition), Gomes and Gomes, Inc. dba Empire Electric (Empire) from November 1, 2007 (date of acquisition), WPCS Australia Pty Ltd  from November 12, 2007 (date of formation), James Design Pty Ltd (James) from November 30, 2007 (date of acquisition), WPCS Asia Limited from January 24, 2008 (date of formation), RL & CA MacKay Pty Ltd. dba Energize Electrical (Energize) from April 4, 2008 (date of acquisition), Lincoln Wind LLC (Lincoln Wind) from June 26, 2008 (date of acquisition), and BRT Electrical Pty Ltd (BRT) from November 30, 2008 (date of acquisition), collectively the “Company”.

The Company provides design-build engineering services that focus on the implementation requirements of communications infrastructure.  The Company provides its engineering capabilities including wireless communication, specialty construction and electrical power to the public services, healthcare, energy and corporate enterprise markets worldwide.

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

Changes in goodwill consist of the following during the nine months ended January 31, 2009:

	Wireless	Specialty
	Infrastructure	Communication	Total

Beginning balance, May 1, 2008	$4,583,701	$24,403,800	$28,987,501

Voacolo acquisition - additional earnout payment	-	2,500,000	2,500,000
Major acquisition - NTAV and purchase price adjustment	-	6,353	6,353
Max acquisition - contingent earnout payment	287,181	-	287,181
Empire acquisition - purchase price adjustment	-	81,366	81,366
James acquisition - purchase price adjustment	-	522,866	522,866
Energize acquisition - purchase price adjustment	-	215,382	215,382
Lincoln Wind acquisition	-	250,494	250,494
BRT acquisition	-	86,546	86,546
Foreign currency translation adjustments - Australia	-	(681,097)	(681,097)

Ending balance, January 31, 2009	$4,870,882	$27,385,710	$32,256,592

Other intangible assets consist of the following at January 31, 2009 and April 30, 2008:

	Estimated useful life (years)	January 31, 2009	April 30, 2008

Customer lists	5 - 9	$3,888,409	$4,119,269
Contract backlog	1 - 3	881,016	919,722
		4,769,425	5,038,991
Less accumulated amortization expense		2,699,878	2,109,054
		$2,069,547	$2,929,937

Amortization expense for other intangible assets for the nine months ended January 31, 2009 and 2008 was $638,885 and $548,471, respectively. There are no expected residual values related to these intangible assets.

Revenue Recognition

The Company generates its revenue by providing design-build engineering services for communications infrastructure. The Company’s engineering and deployment services report revenue pursuant to customer contracts that span varying periods of time. The Company reports revenue from contracts when persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is reasonably assured.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 on May 1, 2007 had no impact on the Company’s condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. For the nine months ended January 31, 2009, and 2008, the Company recognized no interest or penalties, respectively.

Earning Per Common Share

Earning per common share is computed pursuant to SFAS No. 128, "Earnings Per Share" (EPS). Basic net income per common share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur from common stock issuable through stock options and warrants.  The table below presents the computation of basic and diluted net income per common share for the three and nine months ended January 31, 2009 and 2008, respectively:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basic earnings per share computation	Three Months Ended		Nine Months Ended
	January 31,		January 31,
Numerator:	2009	2008	2009	2008

Net income	$178,096	$383,303	$1,378,217	$3,157,431

Denominator:

Basic weighted average shares outstanding	7,077,249	7,093,662	7,193,138	7,049,099

Basic net income per common share	$0.03	$0.05	$0.19	$0.45

Diluted earnings per share computation	Three Months Ended		Nine Months Ended
	January 31,		January 31,
Numerator:	2009	2008	2009	2008

Net income	$178,096	$383,303	$1,378,217	$3,157,431

Denominator:

Basic weighted average shares outstanding	7,077,249	7,093,662	7,193,138	7,049,099

Incremental shares from assumed conversion:

Conversion of stock options	-	168,450	20,606	205,685

Conversion of common stock warrants	-	542,886	-	701,773

Diluted weighted average shares	7,077,249	7,804,998	7,213,744	7,956,557

Diluted net income per common share	$0.03	$0.05	$0.19	$0.40

At January 31, 2009 and 2008, the Company had 646,300 and 558,735 stock options and 1,883,796 warrants outstanding, respectively, which are potentially dilutive securities.  For the three months ended January 31, 2009 and 2008, 646,300 and 79,673 stock options were not included in the computation of the diluted earnings per share, respectively.  For the three and nine months ended January 31, 2009, 1,883,796 warrants were not included in the computation of the diluted earnings per share.  For the nine months ended January 31, 2009 and 2008, 600,899 and 68,336 stock options were excluded from the computation of the diluted earnings per share, respectively. These potentially dilutive securities were excluded because the stock warrant or option exercise prices exceeded the average market price of the common stock and, therefore, the effects would be antidilutive.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive  Income

Comprehensive income for the three and nine months ended January 31, 2009 and 2008 consists of the following:

	Three months ended		Nine months ended
	January 31,		January 31,
	2009	2008	2009	2008
Net income	$178,096	$383,303	$1,378,217	$3,157,431
Other comprehensive income (loss) - foreign currency translation adjustments, net	(99,021)	138,367	(761,159)	248,332
Comprehensive income	$79,075	$521,670	$617,058	$3,405,763

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

In February, 2007, the FASB issued FASB Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 had no impact on the Company’s condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.

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

On March 19, 2008, the FASB Issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities”(SFAS 161). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact that SFAS 161 will have on its condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). The primary objective of EITF 07-5 is to provide guidance for determining whether an equity-linked financial instrument or embedded feature within a contract is indexed to an entity’s own stock, which is a key criterion of the scope exception to paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” An equity-linked financial instrument or embedded feature within a contract that is not considered indexed to an entity’s own stock could be required to be classified as an asset or liability and marked-to-market through earnings. EITF 07-5 specifies a two-step approach in evaluating whether an equity-linked financial instrument or embedded feature within a contract is indexed to its own stock. The first step involves evaluating the instrument’s contingent exercise provisions, if any, and the second step involves evaluating the instrument’s settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied to all instruments outstanding as of the effective date. Accordingly, the Company will adopt EITF 07-5 on May 1, 2009, but has not yet determined the impact, if any, on its condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Major

On August 1, 2007, the Company acquired Major. The aggregate consideration paid by the Company, including acquisition transaction costs of $44,226, was $6,292,151 of which $3,844,135 was paid in cash and the Company issued 242,776 shares of common stock valued at $2,448,016.  The Company determined not to proceed with the Internal Revenue Code Section 338(h)(10) election, which resulted in recording additional deferred tax liabilities of $304,000 related to the purchase price allocation and a corresponding increase in goodwill.  In connection with the additional purchase price adjustments to settle earnout and working capital adjustments, the Company has recorded a receivable from the former Major shareholders of $371,566, resulting in a corresponding decrease in goodwill. This receivable will be repaid within the next 12 months in three equal installments.  Through January 31, 2009, the Company has received payments of $121,474 related to this receivable.

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

James

On November 30, 2007, the Company acquired James. The aggregate consideration paid by the Company, including acquisition transaction costs of $81,153, was $1,562,879 in cash.  In May 2008, the Company settled and paid aggregate additional cash consideration of $281,725 and released the escrow amount of $120,000 to the former James shareholders for final settlement of the net tangible asset adjustment.   James was acquired pursuant to a Share Purchase Agreement among the Company and the former shareholders of James, dated as of November 30, 2007. In connection with the acquisition, the Company entered into an employment agreement with the former president for a period of two years. James is a design engineering services company specializing in building automation including mechanical, electrical, hydraulic, fire protection, security access and wireless systems. The acquisition of James provides the Company international expansion into Australia consistent with our emphasis on Australia, China and surrounding Pacific Rim countries.

A valuation of certain assets was completed, including property and equipment, list of major customers and backlog, and the Company internally determined the fair value of other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approach.

The purchase price allocation has been determined as follows:

Assets purchased:
Cash	$231,386
Accounts receivable	312,135
Prepaid expenses	6,450
Deferred tax assets	17,431
Costs and estimated earnings in excess of billings	26,272
Fixed assets	115,343
Other assets	830
Customer lists	270,748
Backlog	112,369
Goodwill	957,702
2,050,666
Liabilities assumed:

Accounts payable	(26,288)
Accrued expenses	(74,510)
Payroll and other payable	(9,409)
Loan payable	(6,099)
Sales and use tax payable	(40,516)
Income tax payable	(216,826)
Deferred tax liabilities	(114,139)
(487,787)
Purchase price	$1,562,879

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

The purchase price allocation has been determined as follows:

Assets purchased:
Cash	$21,429
Accounts receivable	189,197
Inventory	55,084
Costs and estimated earnings in excess of billings	415
Fixed assets	106,165
Deferred tax assets	2,108
Customer lists	509,740
Goodwill	1,176,582
2,060,720
Liabilities assumed:

Accounts payable	(69,562)
Accrued expenses	(7,444)
Payroll and other payable	(37,175)
Sales and use tax payable	(12,449)
Income tax payable	(91,412)
Deferred tax liabilities	(152,922)
(370,964)
Purchase price	$1,689,756

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

A valuation of certain assets was completed, including property and equipment and list of major customers. In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approach.

The purchase price allocation has been determined as follows:

Assets purchased:

Fixed assets	$139,970
Customer lists	30,000
Goodwill	250,494
Purchase price	$420,464

BRT

On November 30, 2008, the Company acquired all the assets of BRT for aggregate consideration of $157,901 in cash, including acquisition transaction costs of $59,712. The assets of BRT were acquired pursuant to an Asset Purchase Agreement among Energize, the Company, BRT and the former shareholder. In connection with the acquisition, Energize also entered into an employment agreement with the former shareholder for two years. BRT is an electrical contractor specializing in low voltage applications including voice, data, security and energy management for commercial and building infrastructure companies.  The acquisition of BRT provides further international expansion into Australia.

The preliminary purchase price allocation has been made resulting in goodwill and other intangible assets of approximately $87,000.  Upon completion of a final purchase price allocation, there may be an increase or decrease in the amount of goodwill and a corresponding increase or decrease in other intangible assets.

The preliminary purchase price allocation has been determined as follows:

Assets purchased:
Accounts receivable	$40,754
Inventory	17,560
Costs and estimated earnings in excess of billings	5,781
Fixed assets	37,820
Goodwill and other intangible assets	86,546
188,461
Liabilities assumed:
Accounts payable	(25,064)
Billings in excess of costs and estimated earnings	(5,496)
(30,560)
Purchase price	$157,901

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pro forma Information

The following unaudited consolidated pro forma financial information presents the combined results of operations of the Company, Major, Max, Empire, James, Energize, Lincoln Wind and BRT for the three and nine months ended January 31, 2009 and 2008 as if the acquisitions had occurred at May 1, 2007, including the issuance of the Company’s common stock as consideration for the acquisition of Major. The consolidated pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Major, Max, Empire, James, Energize, Lincoln Wind and BRT been a single entity during these periods.

	Consolidated Pro Forma

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008

Revenues	$25,391,198	$25,786,652	$82,763,627	$87,250,553

Net income	201,305	524,263	1,333,871	4,010,702

Basic weighted average shares	7,077,249	7,250,083	7,193,138	7,250,083
Diluted weighted average shares	7,077,249	8,128,641	7,213,744	8,236,597

Basic net income per share	$0.03	$0.07	$0.19	$0.55
Diluted net income per share	$0.03	$0.06	$0.19	$0.49

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Costs and estimated earnings on uncompleted contracts consist of the following at January 31, 2009 and April 30, 2008:

	January 31, 2009	April 30, 2008
Costs incurred on uncompleted contracts	$75,347,353	$66,331,553
Estimated contract profit	22,719,199	20,900,509
	98,066,552	87,232,062
Less: billings to date	96,859,744	86,947,332
Net excess of costs	$1,206,808	$284,730

Costs and estimated earnings in excess of billings on uncompleted contracts	$4,572,978	$3,887,152
Billings in excess of costs and estimated earnings
on uncompleted contracts	(3,366,170)	(3,602,422)
Net excess of costs	$1,206,808	$284,730

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

Loans under the Loan Agreement bear interest at a rate equal to BOA’s prime rate, minus one percentage point, or the Company has the option to elect to use the optional interest rate of LIBOR plus one hundred seventy-five basis points.  As of January 31, 2009, the interest rate was 2.25% on outstanding borrowings of $7,626,056 under the Loan Agreement. On February 11, 2009, the Company repaid $2,000,000 under the Loan Agreement, reducing outstanding borrowings to $5,626,056.

In connection with the acquisition of Empire, the Company assumed a revolving line of credit facility with a commercial bank with a balance of $400,000 at the closing date.  The outstanding balance of $750,000 was repaid by the Company in July 2008.

Loans Payable

The Company’s long-term debt also consists of notes issued by the Company or assumed in acquisitions related to working capital funding and the purchase of property and equipment in the ordinary course of business. At January 31, 2009, loans payable, and capital lease obligations totaled $464,574 with interest rates ranging from 0% to 12.67%.

Due to Shareholders

As of January 31, 2009, TAGS had outstanding loans due to a related party, Taian Gas Group (TGG), totaling $3,334,135, of which $1,461,820 matures on June 3, 2009, and bears interest at 8.217% and $1,608,002 which matures on September 9, 2009 and bears interest at 8.217%.  The remaining balance of $264,313 represents working capital loans from TGG to TAGS in the normal course of business.

NOTE 6 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of Walker, the Company assumed a ten-year lease with a trust, of which, a certain officer of the Company is the trustee, for a building and land located in Suisin City, California, which is occupied by its Walker subsidiary.  For the nine months ended January 31, 2009 and 2008, the rent paid for this lease was $70,245 and $67,756, respectively.

In connection with the acquisition of SECS, the Company leases its Sarasota, Florida location from a trust, of which one of the former shareholders of SECS is the trustee. For the nine months ended January 31, 2009 and 2008, the rent paid for this lease was $40,469 and $39,290, respectively.

In connection with the acquisition of Voacolo, the Company leases its Trenton, New Jersey location from Voacolo Properties LLC, of which the former shareholders of Voacolo are the members. For the nine months ended January 31, 2009 and 2008, the rent paid for this lease was $45,000 and $40,500, respectively.

In connection with the acquisition of TAGS in fiscal 2007, the Company’s joint venture partner provided the office building for TAGS rent free during fiscal year 2008. The Company expects to enter into a lease with the joint venture partner in the future.

NOTE 7 – STOCKHOLDERS’ EQUITY

Stock Option Plans

In September 2006, the Company adopted the 2007 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2007 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  At January 31, 2009, options to purchase 180,000 shares were outstanding at exercise prices ranging from $2.37 to $6.33. At January 31, 2009, there were 220,000 options available for grant under the 2007 Incentive Stock Plan.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In September 2005, the Company adopted the 2006 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2006 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  These shares were registered under Form S-8. Under the terms of the 2006 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant.  These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At January 31, 2009, options to purchase 288,902 shares were outstanding at exercise prices ranging from $6.14 to $12.10. At January 31, 2009, there were 39,522 options available for grant under the 2006 Incentive Stock Plan.

In March 2003, the Company established a stock option plan pursuant to which options to acquire a maximum of 416,667 shares of the Company's common stock were reserved for grant (the "2002 Plan"). These shares were registered under Form S-8. Under the terms of the 2002 Plan, the options are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At January 31, 2009, options to purchase 177,398 shares were outstanding at exercise prices ranging from $2.37 to $12.10. At January 31, 2009, there were 96,752 shares available for grant under the 2002 Plan.

The following table summarizes stock option activity for the nine months ended January 31, 2009, during which there were no options exercised under the Company’s stock option plans:

	2002 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2008	238,092	$8.21

Granted	25,900	$4.56
Exercised	-	$0.00
Forfeited/Expired	(86,594)	$10.32

Outstanding, January 31, 2009	177,398	$6.65	1.7	$0

Vested and expected to vested, January 31, 2009	170,833	$6.68	1.6	$0

Exercisable, January 31, 2009	134,232	$6.88	0.8	$0

	2006 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2008	327,726	$6.32

Granted	-	$0.00
Exercised	-	$0.00
Forfeited/Expired	(38,824)	$6.16

Outstanding, January 31, 2009	288,902	$6.34	1.8	$0

Vested and expected to vested, January 31, 2009	288,232	$6.33	1.8	$0

Exercisable, January 31, 2009	282,442	$6.25	1.7	$0

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	2007 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2008	80,000	$6.33

Granted	105,000	$2.40
Exercised	-	$0.00
Forfeited/Expired	(5,000)	$6.33

Outstanding, January 31, 2009	180,000	$4.04	4.4	$0

Vested and expected to vested, January 31, 2009	151,898	$3.92	4.5	$0

Exercisable, January 31, 2009	-	$0.00	0.0	$0

Stock-Based Compensation Plans

In accordance with SFAS 123(R) (revised December 2004), “Share-Based Payment, an amendment of SFAS 123, Accounting for Stock-Based Compensation”, the Company recognizes stock-based employee compensation expense. The Company recorded stock-based compensation of $92,119 and $38,047 for the nine months ended January 31, 2009 and 2008, respectively.

At January 31, 2009, the total compensation cost related to unvested stock options granted to employees under the Company’s stock option plans but not yet recognized was approximately $290,000 and is expected to be recognized over a weighted-average period of 2.45 years. For the three months ended January 31, 2009, the weighted average fair value of stock options granted was $0.95. For the nine months ended January 31, 2009 and 2008, the weighted average fair value of stock options granted was $1.10 and $5.23, respectively.

The Company has elected to adopt the shortcut method provided in Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” for determining the initial pool of excess tax benefits available to absorb tax deficiencies related to stock-based compensation subsequent to the adoption of SFAS 123R. The shortcut method includes simplified procedures for establishing the beginning balance of the pool of excess tax benefits (the APIC Tax Pool) and for determining the subsequent effect on the APIC Tax Pool and the Company’s condensed consolidated statements of cash flows of the tax effects of share-based compensation awards. SFAS 123R requires that excess tax benefits related to stock-based compensation be reflected as financing cash inflows.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. Compensation cost is then recognized on a straight-line basis over the vesting or service period and is net of estimated forfeitures.  The following assumptions were used to compute the fair value of stock option compensation expense during the three and nine months ended January 31, 2009 and 2008, respectively:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008

Risk-free interest rate	1.53%	4.31%	1.53 - 2.84%	4.31 - 4.74%
Expected volatility	49.7%	57.0%	49.7-53.3%	57.0 - 58.3%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term ( in years)	3.0	3.5	3.0-3.5	3.5

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

Common Stock Purchase Warrants

In connection with a private placement of common stock on November 16, 2004, the Company issued common stock purchase warrants.  Each of these warrants is exercisable for a period of five years and the exercise price of is $6.99 per share.  The exercise price of the warrants is subject to adjustment for subsequent lower price issuances by the Company, as well as customary adjustment provisions for stock splits, combinations, dividends and the like.  The warrants are callable by the Company, upon 30 days notice, should the common stock trade at or above $25.20 per share for 25 out of 30 consecutive trading days. A maximum of 20% of the warrants may be called in any three-month period.  1,883,796 common stock purchase warrants are outstanding at January 31, 2009 and April 30, 2008.

 Stock Repurchase Program

On November 24, 2008, the Company adopted a stock repurchase program of up to 2,000,000 shares of the Company’s common stock until December 1, 2009.  The stock repurchase program authorizes the Company to repurchase shares, from time to time, through open market or privately negotiated transactions. A Rule 10b5-1 repurchase plan will allow the Company to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods. The number of shares to be purchased and the timing of the purchases will be based on market conditions, share price and other factors. The stock repurchase program does not require the Company to repurchase any specific dollar value or number of shares and may be modified, extended or terminated by the Board of Directors at any time.  Since November 24, 2008, a total of 308,817 shares have been purchased and retired by the Company at a total cost of $729,730 including transaction costs , or an average cost per common share of $2.36 , leaving 1,691,183 shares remaining to purchase under the stock repurchase program.

NOTE 8 - SEGMENT REPORTING

The Company's reportable segments are determined and reviewed by management based upon the nature of the services, the external customers and customer industries and the sales and distribution methods used to market the products. The Company has two reportable segments: wireless infrastructure services and specialty communication systems.  Management evaluates performance based upon income (loss) before income taxes. Corporate includes corporate salaries and external professional fees, such as accounting, legal and investor relations costs which are not allocated to the other subsidiaries.  Corporate assets primarily include cash and prepaid expenses.  Segment results for the three and nine months ended and as of January 31, 2009 and 2008 are as follows:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For Three Months Ended and as of January 31, 2009				For Three Months Ended and as of January 31, 2008

	Corporate	Wireless Infrastructure	Specialty Communication	Total	Corporate	Wireless Infrastructure	Specialty Communication	Total

Revenue	$-	$2,214,798	$23,108,624	$25,323,422	$-	$2,800,380	$22,001,699	$24,802,079

Depreciation and amortization	$7,564	$66,669	$540,466	$614,699	$8,309	$58,983	$550,710	$618,002

Income (loss) before income taxes	$(632,108)	$(243,441)	$1,154,681	$279,132	$(528,127)	$(151,500)	$1,315,631	$636,004

	As of and for the Nine Months Ended January 31, 2009				As of and for the Nine Months Ended January 31, 2008

	Corporate	Wireless Infrastructure	Specialty Communication	Total	Corporate	Wireless Infrastructure	Specialty Communication	Total

Revenue	$-	$8,814,085	$73,544,549	$82,358,634	$-	$9,394,315	$65,328,814	$74,723,129

Depreciation and amortization	$24,677	$193,151	$1,737,052	$1,954,880	$27,720	$193,381	$1,395,103	$1,616,204

Income (loss) before income taxes	$(2,519,430)	$297,037	$4,445,850	$2,223,457	$(1,809,475)	$599,050	$6,342,741	$5,132,316

Goodwill	$-	$4,870,882	$27,385,710	$32,256,592	$-	$4,582,176	$19,384,631	$23,966,807

Total assets	$10,301,746	$8,132,640	$65,116,122	$83,550,508	$1,557,930	$11,546,354	$63,335,226	$76,439,510

As of and for the nine months ended January 31, 2009 and 2008, the specialty communication systems segment includes approximately $2,608,000 and $1,367,000 in revenue and $1,917,000 and $1,844,000 of net assets held in China related to the Company’s 60% interest in TAGS, respectively. As of and for the nine months ended January 31, 2009, the specialty communication systems segment includes approximately $2,661,000 in revenue and $3,496,000 of net assets held in Australia related to the Company’s 100% ownership in James and Energize.

NOTE 9 – SUBSEQUENT EVENTS

On  March 9, 2009, the Company acquired Midway Electric Company (Midway) for aggregate consideration of $400,000 in cash, subject to adjustment, of which, $360,000 was paid at closing and the remaining $40,000 held in escrow.   Midway was acquired pursuant to a Stock Purchase Agreement among the Company and the former shareholders of Midway, dated as of March 9,  2009.  In connection with the acquisition of Midway, the Company entered into an employment agreement with one of the former shareholders for a period of two years. The acquisition of Midway expands the Company’s geographic presence in the Pacific Northwest and provides additional electrical contractor services in both high and low voltage applications for corporate enterprise, healthcare, state and local government and educational institutions.

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

Business Overview

We provide design-build engineering services that focus on the implementation requirements of communications infrastructure. We serve the specialty communication systems and wireless infrastructure sectors. Our range of services includes wireless communication, specialty construction, and electrical power to the public services, healthcare, energy and corporate enterprise markets worldwide. Because we are technology independent, we can integrate multiple products and services across a variety of communication requirements. This ability gives our customers the flexibility to obtain the most appropriate solution for their communication needs on a cost effective basis.

Specialty Communication Systems

We provide specialty communication systems which are designed to improve productivity for a specified application by communicating data, voice or video information in situations which were previously non-existent, more difficult to deploy or too expensive. We have the design-build engineering capabilities including wireless communications, specialty construction and electrical power, to engineer a cost effective solution for a customer’s communications infrastructure requirements. In specialty communications, we focus on four primary vertical markets to provide our services. These vertical sectors include public services, healthcare, energy, and corporate enterprise.

•
Public services. We provide communications infrastructure for public services (which includes police, fire and emergency systems), public utilities (which includes water treatment and sewage), education, military and transportation infrastructure.

•	Healthcare. We provide communications infrastructure for hospitals, medical centers and healthcare networks.

•	Energy. We provide communications infrastructure for petrochemical, natural gas, electric utilities and alternative energy (solar and wind).

•	Corporate enterprise. We provide communications infrastructure for property management, gaming, logistics, and multinational companies.

 For the nine months ended January 31, 2009 and 2008, specialty communication systems represented approximately 89% and 88% of our total revenue, respectively. The percentage of revenue from specialty communication systems varies based on the mix of work performed during each period. We have experienced and continue to experience quarterly fluctuations in specialty communication systems revenue as a result of various factors, which include the timing and volume of customers’ projects, changes in mix of customers, contracts, capital expenditure and maintenance budgets, and changes in the general level of construction activity. However, we expect our mix to remain consistent with historical performance, in which over 80% of our total revenue is derived from specialty communications.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wireless Infrastructure Services

We provide wireless infrastructure services to major wireless carriers, which are services that include the engineering, installation, integration and maintenance of wireless carrier equipment. Wireless carriers continue to be focused on building and expanding their networks, increasing capacity, upgrading their networks with new technologies and maintaining their existing infrastructure. Our engineers install and test base station equipment at the carrier cell site, including installation of new equipment, technology upgrades, equipment modifications and reconfigurations. These services may also include tower construction. For the nine months ended January 31, 2009 and 2008, wireless infrastructure services represented approximately 11% and 12% of our total revenue, respectively. We have experienced and continue to experience quarterly fluctuations in wireless infrastructure services as a result of the capital expenditure and maintenance needs of the wireless carriers.

Significant Events, Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition:

•
Over the past two quarters, current economic conditions have adversely affected the specialty communication systems segment of our business, primarily related to the public services sector of our business . General spending has temporarily slowed at the state and local government level due to a decrease in tax revenue and credit impediments, as well as a pull back in bid solicitations due to uncertainty regarding Federal funding that would be made available through the legislation of the Federally funded stimulus package. This slowdown has caused our revenue to be lower than expected, resulting in net income and earnings per share for the year to date to be lower than expected.

•
Although general spending is currently down at the state and local government level for public services projects, we believe the demand for communications infrastructure remains high, which is indicated by our backlog and bids discussed below. Now that the new presidential administration has recently passed the Federally funded stimulus package, $90 billion has been set aside for public services, which includes transportation, education and communications infrastructure projects. Although funds will not be disbursed for a few months, we are beginning to see an increase in bid solicitations based on the certainty of Federal government funding support.

In the healthcare market, we continue to receive bid requests and complete new projects, as the primary drivers in this market continue to be the need to provide healthcare infrastructure for an aging population and to cut costs through healthcare reform. The Federal stimulus package also provides $32 billion for healthcare infrastructure spending. In the energy market, we continue to receive bids and complete new projects as oil, gas, water and electric utility companies continue to upgrade their communication infrastructure, while in alternative energy the growth in wind and solar power development is expected to continue. The Federal stimulus package also provides $20 billion for energy infrastructure spending.

Our opportunity to obtain work related to the Federal stimulus package depends on the timing of funding allocations and our ability to receive bid requests and be awarded new projects; however, we believe that our experience in performing work in each of these sectors will result in increased bid activity in the near future.

•	We continue to focus on expanding our international presence in China and Australia, and we believe that these markets have not been as impacted by recent economic conditions. In China, our focus is primarily in the energy infrastructure market, and in Australia primarily on the corporate enterprise market. Although our international operations represent approximately 6% of total revenue year-to-date, positive economic growth rate estimates for these countries may lead to a greater percentage of our future revenue being generated internationally.

•
We believe our engineering service focus in public services, healthcare and energy infrastructure will create additional opportunities both domestically and internationally for us to design and deploy specialty communication systems solutions, and the strength of our experience in the design and deployment of specialty communication systems gives us a competitive advantage.

This trend is supported by our backlog and bid list, which are our two most important economic indicators for measuring our future revenue producing capability and demand for our services. At January 31, 2009, our backlog of unfilled orders was approximately $41 million. Of the backlog of projects awarded and in process, approximately 70%, 15% and 5% were represented by the public services, healthcare, and energy markets, respectively, and the balance represented by corporate enterprise. Our bid list, which represents project bids under proposal for new and existing customers, was approximately $136 million. With regards to the bid list, approximately 60%, 12% and 5% are represented by the public services, healthcare and energy markets, respectively.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	We also continue to develop strategic initiatives to achieve organic growth in our existing business by maximizing the value of our existing customer base, and developing our relationships with technology providers. One key initiative that we are launching is a name branding strategy to utilize the “WPCS” name for all subsidiaries. The principal purpose of this initiative is to position WPCS to pursue national account contracts with existing customers, and improve purchasing power, which is difficult to do today under the various name brands of our subsidiaries.

•
Although we continue to search for acquisitions, our current goal is to identify smaller companies which are performing well financially which can enhance our existing engineering capabilities, and can be integrated easily within our existing specialty communication systems subsidiaries.

•	We continue to maintain a healthy balance sheet with approximately $28.3 million in working capital and credit facility borrowings of approximately $7.6 million. The ratio of credit facility borrowings to working capital is approximately 27%. We believe this is an important measure of our current financial strength. We expect to use our working capital and availability under the credit facility to fund our continued growth.

Results of Operations for the Three Months Ended January 31, 2009 Compared to the Three Months Ended January 31, 2008

The accompanying condensed consolidated financial statements include the accounts of WPCS International Incorporated (WPCS) and its wholly and majority-owned subsidiaries, WPCS Incorporated , Invisinet Inc. (Invisinet), Walker Comm, Inc. (Walker), Clayborn Contracting Group, Inc. (Clayborn), Heinz Corporation (Heinz), Quality Communications & Alarm Company, Inc. (Quality), New England Communications Systems, Inc. (NECS), Southeastern Communication Services, Inc. (SECS), Voacolo Electric Incorporated (Voacolo), Taian AGS Pipeline Construction Co. Ltd (TAGS), Major Electric, Inc. (Major) from August 1, 2007 (date of acquisition), Max Engineering LLC (Max) from August 2, 2007 (date of acquisition), Gomes and Gomes, Inc. dba Empire Electric (Empire) from November 1, 2007 (date of acquisition), WPCS Australia Pty Ltd from November 12, 2007 (date of formation), James Design Pty Ltd (James) from November 30, 2007 (date of acquisition), WPCS Asia Limited from January 24, 2008 (date of formation), RL & CA MacKay Pty Ltd. dba Energize Electrical (Energize) from April 4, 2008 (date of acquisition), Lincoln Wind LLC (Lincoln Wind) from June 26, 2008 (date of acquisition), and BRT Electrical Pty Ltd (BRT) from November 30, 2008 (date of acquisition), collectively the "Company".

Consolidated results for the three months ended January 31, 2009 and 2008 were as follows.

	Three Months Ended
	January 31,
	2009		2008

REVENUE	$25,323,422	100.0%	$24,802,079	100.0%

COSTS AND EXPENSES:
Cost of revenue	18,369,219	72.6%	18,010,149	72.6%
Selling, general and administrative expenses	5,904,094	23.3%	5,573,644	22.5%
Depreciation and amortization	614,699	2.4%	618,002	2.5%

Total costs and expenses	24,888,012	98.3%	24,201,795	97.6%

OPERATING INCOME	435,410	1.7%	600,284	2.4%

OTHER EXPENSE (INCOME):
Interest expense	85,480	0.3%	69,269	0.3%
Interest income	(3,042)	(0.0%)	(81,082)	(0.3%)
Minority interest	73,840	0.3%	(23,907)	(0.1%)

INCOME BEFORE INCOME TAX PROVISION	279,132	1.1%	636,004	2.5%

Income tax provision	101,036	0.4%	252,701	1.0%

NET INCOME	$178,096	0.7%	$383,303	1.5%

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Revenue for the three months ended January 31, 2009 was approximately $25,323,000, as compared to approximately $24,802,000 for the three months ended January 31, 2008. The increase in revenue for the period was primarily attributable to the acquisitions of James, Energize, Lincoln Wind and BRT.

Total revenue from the specialty communication segment for the three months ended January 31, 2009 and 2008 was approximately $23,109,000 or 91.3% and $22,002,000 or 88.7% of total revenue, respectively. The increase in revenue was primarily attributable to the acquisitions of James, Energize, Lincoln Wind and BRT. Wireless infrastructure segment revenue for the three months ended January 31, 2009 and 2008 was approximately $2,215,000 or 8.7% and $2,800,000 or 11.3% of total revenue, respectively. The decrease in revenue was primarily due to the continuing fluctuation in the capital expenditure and maintenance needs of the wireless carriers.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs. Our cost of revenue was approximately $18,369,000 or 72.6% of revenue for the three months ended January 31, 2009, compared to $18,010,000 or 72.6% for the same period of the prior year. The dollar increase in our total cost of revenue is due primarily to the corresponding increase in revenue during the three months ended January 31, 2009 as a result of the acquisitions of James, Energize, Lincoln Wind and BRT.

The specialty communication segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended January 31, 2009 and 2008 was approximately $16,972,000 and 73.4% and $15,840,000 and 72.0%, respectively. As discussed above, the dollar increase in our total cost of revenue is due primarily to the corresponding increase in revenue during the three months ended January 31, 2009 as a result of the acquisitions completed subsequent to January 31, 2008. The increase as a percentage of revenue is due to the revenue blend attributable to our existing subsidiaries and recent acquisitions.

Wireless infrastructure segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended January 31, 2009 and 2008 was approximately $1,397,000 and 63.1% and $2,170,000 and 77.5%, respectively. The decrease as a percentage of revenue is due primarily to the revenue blend attributable to our existing subsidiaries.

Selling, General and Administrative Expenses

For the three months ended January 31, 2009, total selling, general and administrative expenses were approximately $5,904,000, or 23.3% of total revenue compared to $5,574,000, or 22.5% of revenue for the same period of the prior year. The dollar increase is primarily due to the acquisitions of James, Energize, Lincoln Wind and BRT. Included in selling, general and administrative expenses for the three months ended January 31, 2009 are $3,604,000 for salaries, commissions, payroll taxes and other employee benefits. The $297,000 increase in salaries and payroll taxes compared to the prior year is due primarily to the increase in headcount as a result of the acquisitions of James, Energize, Lincoln Wind and BRT. Professional fees were $186,000, which include accounting, legal and investor relation fees. Insurance costs were $634,000 and rent for office facilities was $255,000. Automobile and other travel expenses were $449,000 and telecommunication expenses were $157,000. Other selling, general and administrative expenses totaled $619,000. For the three months ended January 31, 2009, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were $4,350,000 and $994,000, respectively.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended January 31, 2008, total selling, general and administrative expenses were approximately $5,574,000, or 22.5% of total revenue. Included in selling, general and administrative expenses for the three months ended January 31, 2008 are $3,200,000 for salaries, commissions, payroll taxes and other employee benefits. Professional fees were $201,000, which include accounting, legal and investor relation fees. Insurance costs were $634,000 and rent for office facilities was $218,000. Automobile and other travel expenses were $569,000 and telecommunication expenses were $145,000. Other selling, general and administrative expenses totaled $607,000. For the three months ended January 31, 2008, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were $4,275,000 and $730,000, respectively.

Depreciation and Amortization

For the three months ended January 31, 2009 and 2008, depreciation was approximately $444,000 and $393,000, respectively. The increase in depreciation is due to the purchase of property and equipment and the acquisition of fixed assets from acquiring James, Energize, Lincoln Wind and BRT. The amortization of customer lists and backlog for the three months ended January 31, 2009 was $171,000 as compared to $225,000 for the same period of the prior year. The decrease in amortization is due to the customer lists and backlog of certain subsidiaries being fully amortized as of January 31, 2009, compared to the same period in the prior year. All customer lists are amortized over a period of five to nine years from the date of their acquisitions. Backlog is amortized over a period of one to three years from the date of acquisition based on the expected completion period of the related contracts.

Interest Expense and Interest Income

For the three months ended January 31, 2009 and 2008, interest expense was approximately $85,000 and $69,000, respectively. The increase in interest expense is due principally to an increase in total borrowings on lines of credit, offset by a reduction in interest rates on outstanding borrowings, compared to January 31, 2008. As of January 31, 2009, there was $7,626,056 of total borrowings outstanding under the line of credit.

         For the three months ended January 31, 2009 and 2008, interest income was approximately $3,000 and $81,000, respectively. The decrease in interest earned is due to the decrease in our cash and cash equivalent balances, and to a decrease in interest rates compared to the same period in the prior year.

Net Income

The net income was approximately $178,000 for the three months ended January 31, 2009. Net income was net of Federal and state income tax expense of approximately $101,000.

The net income was approximately $383,000 for the three months ended January 31, 2008. Net income was net of Federal and state income tax expense of approximately $253,000.

Results of Operations for the Nine Months Ended January 31, 2009 Compared to the Nine Months Ended January 31, 2008

Consolidated results for the nine months ended January 31, 2009 and 2008 were as follows.

	Nine Months Ended
	January 31,
	2009		2008

REVENUE	$82,358,634	100.0%	$74,723,129	100.0%

COSTS AND EXPENSES:
Cost of revenue	59,975,397	72.8%	53,844,717	72.1%
Selling, general and administrative expenses	17,787,254	21.6%	14,151,781	18.9%
Depreciation and amortization	1,954,880	2.4%	1,616,204	2.2%

Total costs and expenses	79,717,531	96.8%	69,612,702	93.2%

OPERATING INCOME	2,641,103	3.2%	5,110,427	6.8%

OTHER EXPENSE (INCOME):
Interest expense	333,764	0.4%	377,487	0.5%
Interest income	(51,155)	(0.1%)	(436,257)	(0.6%)
Minority interest	135,037	0.2%	36,881	0.0%

INCOME BEFORE INCOME TAX PROVISION	2,223,457	2.7%	5,132,316	6.9%

Income tax provision	845,240	1.0%	1,974,885	2.6%

NET INCOME	$1,378,217	1.7%	$3,157,431	4.3%

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Revenue for the nine months ended January 31, 2009 was approximately $82,359,000, as compared to approximately $74,723,000 for the nine months ended January 31, 2008. The increase in revenue for the period was primarily attributable to the acquisitions of Major, Max, Empire, James, Energize, Lincoln Wind and BRT.

Total revenue from the specialty communication segment for the nine months ended January 31, 2009 and 2008 was approximately $73,545,000 or 89.3% and $65,329,000 or 87.4% of total revenue, respectively. The increase in revenue was primarily attributable to the acquisitions of Major, Empire, James, Energize, Lincoln Wind and BRT. Wireless infrastructure segment revenue for the nine months ended January 31, 2009 and 2008 was approximately $8,814,000 or 10.7% and $9,394,000 or 12.6% of total revenue, respectively. The decrease in revenue was due primarily to delays or postponement of certain projects with wireless carriers.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs. Our cost of revenue was approximately $59,975,000 or 72.8% of revenue for the nine months ended January 31, 2009, compared to $53,845,000 or 72.1% for the same period of the prior year. The dollar increase in our total cost of revenue is due primarily to the corresponding increase in revenue during the nine months ended January 31, 2009 as a result of the acquisitions of Major, Max, Empire, James, Energize, Lincoln Wind and BRT. The increase as a percentage of revenue is due primarily to the revenue blend attributable to our existing subsidiaries and recent acquisitions.

The specialty communication segment cost of revenue and cost of revenue as a percentage of revenue for the nine months ended January 31, 2009 and 2008 was approximately $53,954,000 and 73.4% and $47,359,000 and 72.5%, respectively. As discussed above, the dollar increase in our total cost of revenue is due primarily to the corresponding increase in revenue during the nine months ended January 31, 2009 as a result of the acquisitions completed within the last year. The increase as a percentage of revenue is due primarily to the revenue blend attributable to our existing subsidiaries and recent acquisitions.

Wireless infrastructure segment cost of revenue and cost of revenue as a percentage of revenue for the nine months ended January 31, 2009 and 2008 was approximately $6,021,000 and 68.3% and $6,486,000 and 69.0%, respectively. For the nine months ended January 31, 2009, the cost of revenue as a percentage of revenue is consistent with historical levels.

Selling, General and Administrative Expenses

For the nine months ended January 31, 2009, total selling, general and administrative expenses were approximately $17,787,000, or 21.6% of total revenue compared to $14,152,000, or 18.9% of revenue for the same period of the prior year. The dollar increase is primarily due to the acquisitions of Major, Max, Empire, James, Energize, Lincoln Wind and BRT. Included in selling, general and administrative expenses for the nine months ended January 31, 2009 are approximately $10,349,000 for salaries, commissions, payroll taxes and other employee benefits. The approximately $2,069,000 increase in salaries and payroll taxes compared to the prior year is due primarily to the increase in headcount as a result of the acquisitions of Major, Max, Empire, James, Energize, Lincoln Wind and BRT. Professional fees were approximately $1,111,000, which include accounting, legal and investor relation fees. Insurance costs were approximately $1,877,000 and rent for office facilities was approximately $730,000. Automobile and other travel expenses were approximately $1,554,000 and telecommunication expenses were approximately $450,000. Other selling, general and administrative expenses totaled approximately $1,716,000. For the nine months ended January 31, 2009, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were approximately $13,178,000 and $2,293,000, respectively.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the nine months ended January 31, 2008, total selling, general and administrative expenses were approximately $14,152,000, or 18.9% of total revenue. Included in selling, general and administrative expenses for the nine months ended January 31, 2008 are approximately $8,079,000 for salaries, commissions, payroll taxes and other employee benefits. Professional fees were approximately $698,000, which include accounting, legal and investor relation fees. Insurance costs were approximately $1,626,000 and rent for office facilities was approximately $562,000. Automobile and other travel expenses were approximately $1,292,000 and telecommunication expenses were approximately $367,000. Other selling, general and administrative expenses totaled approximately $1,528,000. For the nine months ended January 31, 2008, total selling, general and administrative expenses for the specialty communication and wireless infrastructure segments were approximately $10,074,000 and $2,155,000, respectively.

Depreciation and Amortization

For the nine months ended January 31, 2009 and 2008, depreciation was approximately $1,316,000 and $1,067,000, respectively. The increase in depreciation is due to the purchase of property and equipment and the acquisition of fixed assets from acquiring Major, Max, Empire, James, Energize, Lincoln Wind and BRT. The amortization of customer lists and backlog for the nine months ended January 31, 2009 was approximately $639,000 as compared to $549,000 for the same period of the prior year. The increase in amortization was due to the acquisition of customer lists from Major, Max, Empire, James, Energize and Lincoln Wind and backlog from Major, Empire and James. All customer lists are amortized over a period of five to nine years from the date of their acquisitions. Backlog is amortized over a period of one to three years from the date of acquisition based on the expected completion period of the related contracts.

Interest Expense and Interest Income

For the nine months ended January 31, 2009 and 2008, interest expense was approximately $334,000 and $377,000, respectively. The decrease in interest expense is due principally to an increase in total borrowings on the line of credit, offset by a reduction in interest rates on outstanding borrowings compared to the nine months ended January 31, 2008. As of January 31, 2009, there was $7,626,056 of total borrowings outstanding under the line of credit.

         For the nine months ended January 31, 2009 and 2008, interest income was approximately $51,000 and $436,000, respectively. The decrease in interest earned is due principally to the decrease in our cash and cash equivalent balance and to a decrease in interest rates compared to the same period in the prior year.

Net Income

The net income was approximately $1,378,000 for the nine months ended January 31, 2009. Net income was net of Federal and state income tax expense of approximately $845,000.

The net income was approximately $3,157,000 for the nine months ended January 31, 2008. Net income was net of Federal and state income tax expense of approximately $1,975,000.

Liquidity and Capital Resources

At January 31, 2009, we had working capital of approximately $28,275,000, which consisted of current assets of approximately $42,466,000 and current liabilities of approximately $14,191,000. Our working capital needs are influenced by our level of operations, and generally increase with higher levels of revenue. Our sources of cash have historically come from operating activities, equity offerings, and credit facility borrowings.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating activities provided approximately $5,512,000 in cash for the nine months ended January 31, 2009. The sources of cash from operating activities total approximately $9,842,000, comprised of approximately $1,378,000 in net income, $2,179,000 in net non-cash charges, a $5,702,000 decrease in account receivables, a $479,000 decrease in other assets, and a $104,000 increase in deferred revenue. The uses of cash from operating activities total approximately $4,330,000, comprised of approximately a $772,000 increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $41,000 increase in inventory, a $2,655,000 decrease in accounts payable and accrued expenses, a $286,000 decrease in billings in excess of costs and estimated earnings on uncompleted contracts, a $400,000 increase in prepaid expenses and other current assets, and a $176,000 decrease in income tax payable. Net earnings adjusted for non-cash items provided cash of approximately $3,557,000 for the nine months ended January 31, 2009 versus approximately $4,966,000 in the nine months ended January 31, 2008. Working capital provided cash of approximately $1,955,000 for the nine months ended January 31, 2009 versus using cash of approximately $4,683,000 in the same period in the prior year.

Our investing activities utilized approximately $4,603,000 in cash during the nine months ended January 31, 2009, which consisted of $918,000 paid for property and equipment and $3,685,000 paid for the acquisitions of Voacolo, Max, Empire, James, Energize, Lincoln Wind and BRT, net of cash received. The additional payment to Voacolo was funded from borrowings on the line of credit discussed below, while the acquisition payments for Max, Empire, James, Energize, Lincoln Wind and BRT were funded from working capital.

Our financing activities provided cash of approximately $1,428,000 during the nine months ended January 31, 2009. Financing activities included $2,500,000 of line of credit borrowings, $963,000 additional borrowings from shareholders, offset by $5,000 of equity issuance costs, $730,000 of common stock repurchases, $1,245,000 net repayments of loans payable, and $55,000 of capital lease payments.

Our capital requirements depend on numerous factors, including the market for our services, the resources we devote to developing, marketing, selling and supporting our business, the timing and extent of establishing additional markets and other factors.

On April 10, 2007, we entered into a loan agreement (Loan Agreement) with Bank of America, N.A. (BOA), which provided for a revolving line of credit in an amount not to exceed $12,000,000, together with a letter of credit facility not to exceed $2,000,000. On August 7, 2008, the Loan Agreement was amended to increase the revolving line of credit in an amount not to exceed $15,000,000. We and our subsidiaries also entered into security agreements with BOA, pursuant to which we granted a security interest to BOA in all of our assets. The Loan Agreement contains customary covenants, including but not limited to (i) funded debt to tangible net worth, and (ii) minimum interest coverage ratio. The loan commitment shall expire on April 10, 2010, and we may prepay the loan at any time. Loans under the Loan Agreement bear interest at a rate equal to BOA’s prime rate, minus one percentage point, or we have the option to elect to use the optional interest rate of LIBOR plus one hundred seventy-five basis points. As of January 31, 2009, there was $7,626,056 of borrowings outstanding under the Loan Agreement. Subsequent to January 31, 2009, we repaid $2,000,000 under the Loan Agreement, reducing outstanding borrowings to $5,626,056.

At January 31, 2009, we had cash and cash equivalents of approximately $9,666,000, working capital of approximately $28,275,000, and credit facility borrowings of approximately $7,626,000. We believe that the ratio of credit facility borrowings to working capital of approximately 27% is an indicator of our financial strength and that we are not dependent on credit. With the funds available from the Loan Agreement and internally available funds, we believe that we have sufficient capital to meet our short term needs. Our future operating results may be affected by a number of factors including our success in bidding on future contracts and our continued ability to manage controllable costs effectively. To the extent we grow by future acquisitions that involve consideration other than stock, our cash requirements may increase.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On August 1, 2007, we acquired Major. The aggregate consideration paid by us, including acquisition transaction costs of $44,226, was $6,292,151 of which $3,844,135 was paid in cash and we issued 242,776 shares of common stock valued at $2,448,016. In connection with the additional purchase price adjustments to settle earnout and working capital adjustments, we have recorded a receivable from the former Major shareholders of $371,566. This receivable will be repaid within the next 12 months in three equal installments. Through January 31, 2009, we have received payments of $121,474 related to this receivable. The acquisition of Major expands our geographic presence in the Pacific Northwest region and provides additional wireless and electrical contracting services in direct digital controls, security, wireless SCADA applications and wireless infrastructure.

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

On November 30, 2007, we acquired James. The aggregate consideration paid by us, including acquisition transaction costs of $81,153 was $1,562,879 in cash. In May 2008, we settled and paid aggregate additional cash consideration of $281,725 to the former James shareholders for final settlement of the net tangible asset adjustment. James is a design engineering services company specializing in building automation including mechanical, electrical, hydraulic, fire protection, security access and wireless systems. The acquisition of James provides us international expansion into Australia consistent with our emphasis on Australia, China and surrounding Pacific Rim countries.

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

On November 30, 2008, we acquired all the assets of BRT for aggregate consideration of paid by us, including acquisition transaction costs of $59,712, was $157,901 in cash. The assets of BRT were acquired pursuant to an Asset Purchase Agreement among us, Energize, BRT and the former shareholder. In connection with the acquisition, Energize also entered into an employment agreement with the former shareholder for two years. BRT is an electrical contractor specializing in low voltage applications including voice, data, security and energy management for commercial and building infrastructure companies. The acquisition of BRT provides further international expansion into Australia.

On  March 9, 2009, we acquired Midway for aggregate consideration of $400,000 in cash, subject to adjustment, of which, $360,000 was paid at closing and the remaining $40,000 held in escrow. The acquisition of Midway expands our geographic presence in the Pacific Northwest and provides additional electrical contractor services in both high and low voltage applications for corporate enterprise, healthcare, state and local government and educational institutions.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On November 24, 2008, we adopted a share repurchase program of up to 2,000,000 shares of our common stock until December 1, 2009. The share repurchase program authorizes us to repurchase shares, from time to time, through open market or privately negotiated transactions. A Rule 10b5-1 repurchase plan will allow us to purchase our shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods. The number of shares to be purchased and the timing of the purchases will be based on market conditions, share price and other factors. The stock repurchase program does not require us to repurchase any specific dollar value or number of shares and may be modified, extended or terminated by our Board of Directors at any time. Since November 24, 2008, we have purchased and retired a total of 308,817 shares at a total cost of $729,730 including transaction costs , or an average cost per common share of $2.36, leaving 1,691,183 shares remaining to purchase under the share repurchase program. The stock repurchase program is expected to be funded from working capital. Based on current market prices we believe our common stock is undervalued, so the stock repurchase program should provide greater shareholder value.

Backlog

As of January 31, 2009, we had a backlog of unfilled orders of approximately $41.2 million compared to approximately $66.6 million at January 31, 2008. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our condensed consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our condensed consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Deferred Income Taxes

We determine deferred tax liabilities and assets at the end of each period based on the future tax consequences that can be attributed to net operating loss and credit carryovers and temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the tax rate expected to be in effect when the taxes are actually paid or recovered. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue Recognition

We generate our revenue by providing design-build engineering services for communications  infrastructure. Our engineering services report revenue pursuant to customer contracts that span varying periods of time. We report revenue from contracts when persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is reasonably assured.

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

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). The primary objective of EITF 07-5 is to provide guidance for determining whether an equity-linked financial instrument or embedded feature within a contract is indexed to an entity’s own stock, which is a key criterion of the scope exception to paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” An equity-linked financial instrument or embedded feature within a contract that is not considered indexed to an entity’s own stock could be required to be classified as an asset or liability and marked-to-market through earnings. EITF 07-5 specifies a two-step approach in evaluating whether an equity-linked financial instrument or embedded feature within a contract is indexed to its own stock. The first step involves evaluating the instrument’s contingent exercise provisions, if any, and the second step involves evaluating the instrument’s settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied to all instruments outstanding as of the effective date. Accordingly, we will adopt EITF 07-5 on May 1, 2009, but have not yet determined the impact, if any, on our condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.

No other recently issued accounting pronouncement issued or effective after the end of the fiscal year is expected to have a material impact on our condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 3 – CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of January 31, 2009. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 24, 2008, the Company adopted a share repurchase program of up to 2,000,000 shares of the Company’s common stock until December 1, 2009. The share repurchase program authorizes the Company to repurchase shares, from time to time, through open market or privately negotiated transactions. Since November 24, 2008, a total of 308,817 shares have been purchased and retired by the Company under the share repurchase program as summarized in the table below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
12/1/2008 - 12/31/2008	284,048	2.38	284,048	1,715,952
1/1/2009 - 1/31/2009	24,769	2.08	24,769	1,691,183
Total	308,817	2.36	308,817	1,691,183

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.             OTHER INFORMATION

None.

ITEM 6.             EXHIBITS

31.1-	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2 -	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1 -	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2 -	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WPCS INTERNATIONAL INCORPORATED

Date: March 17, 2009	By:	/s/ JOSEPH HEATER
Joseph Heater
Chief Financial Officer