Form 10-K
period 2009-04-30
WPCS INTERNATIONAL INC
filed 2009-07-29
CIK 1086745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2009

Commission File Number 000-262771

WPCS INTERNATIONAL INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	98-0204758
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One East Uwchlan Avenue, Suite 301 Exton, Pennsylvania (Address of principal executive office)	19341 (Postal Code)	(610) 903-0400 (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes☐   No☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes☐   No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐ No☒

The aggregate market value of the voting common equity held by non-affiliates as of October 31, 2008, based on the closing sales price of the Common Stock as quoted on the Nasdaq Global Market was $21,753,249. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of July 17, 2009, there were 6,942,266 shares of registrant’s common stock outstanding.

TABLE OF CONTENTS

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

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

Overview and Recent Developments

We are a global provider of design-build engineering services for communications infrastructure, with over 500 employees in 20 locations on three continents.  We provide our engineering capabilities including wireless communication, specialty construction and electrical power to a diversified customer base in the public services, healthcare, energy and corporate enterprise markets worldwide.

Historically, each of our wholly-owned subsidiaries has operated and was known primarily by our customers and vendors through a variety of subsidiary legal names, while our investors know us primarily by our “WPCS” name.  In order to better serve our diversified customer base, we launched a key initiative in the third and fourth quarter of fiscal 2009 to brand each of our subsidiaries with the “WPCS” name.  We believe this branding strategy will position our company to better pursue national contracts with existing customers, further develop our relationships with technology providers, improve our purchasing power and achieve certain cost reductions under one integrated name.  This branding strategy has included, among other things, changing our subsidiary’s legal names, company website, email, promotional and advertising materials and signage.  However, our overall management structure remains unchanged.  The total cost for the branding initiative is expected to be approximately $100,000 of which approximately $40,000 was incurred during the fiscal year ended April 30, 2009.

The following table summarizes the new subsidiary legal names compared to the old legal name, and their reference names that are used throughout the remainder of this Annual Report on Form 10-K.

Legal Name	Old Name	Referred As
WPCS International – Auburn, Inc.	Clayborn Contracting Group, Inc.	Auburn Operations
WPCS International – Sacramento, Inc.	Gomes and Gomes, Inc. dba Empire Electric	Sacramento Operations
WPCS International – St. Louis, Inc.	Heinz Corporation	St. Louis Operations
WPCS International – Seattle, Inc.	Major Electric, Inc.	Seattle Operations
WPCS International – Houston, Inc.	Max Engineering LLC	Houston Operations
WPCS International – Portland, Inc.	Midway Electric Company	Portland Operations
WPCS International – Hartford, Inc.	New England Communications Systems, Inc.	Hartford Operations
WPCS International – Lakewood, Inc.	Quality Communications & Alarm Company, Inc.	Lakewood Operations
WPCS International – Sarasota, Inc.	Southeastern Communication Service, Inc.	Sarasota Operations
WPCS International – Trenton, Inc.	Voacolo Electric Incorporated	Trenton Operations
WPCS International – Suisun City, Inc.	Walker Comm, Inc.	Suisun City Operations
WPCS International – Brendale, Pty Ltd.	RL & CA MacKay Pty Ltd. dba Energize Electrical	Brendale Operations
WPCS International – Brisbane, Pty Ltd.	James Design Pty Ltd	Brisbane Operations

This Annual Report on Form 10-K includes the accounts of WPCS International Incorporated, the subsidiaries listed above which completed a legal name change, and the following wholly and majority-owned subsidiaries that did not complete a legal name change and includes WPCS Incorporated, Invisinet, Inc., WPCS Australia Pty Ltd, Taian AGS Pipeline Construction Co. Ltd (Beijing Operations) and WPCS Asia Limited, collectively “we”, “us”, as the “Company”.

Furthermore, as part of our branding strategy and to better represent our comprehensive design-build engineering capabilities, we have reorganized our operating segments to correspond to our primary service lines:  wireless communication, specialty construction and electrical power.  Accordingly, we are reporting our results under these three business segments in this Form 10-K for the fiscal years ended April 30, 2009 and 2008.

The global economy depends on efficient voice, data and video communication. Old communication infrastructure needs to be replaced and new technology needs to be implemented. We believe we have the design-build capabilities to address the demand.   For communication infrastructure projects that are significant in scope, we have the ability to offer wireless communication, specialty construction and electrical power.  Because we are technology independent, we can integrate multiple products and services across a variety of communication requirements.  This gives our customers the flexibility to obtain the most appropriate solution for their communication needs on a cost effective basis.     In wireless communication, we can design and deploy all types of wireless systems in a variety of applications for mobile communications, asset tracking and video surveillance. In specialty construction, we have provided building design services for mechanical, electrical and hydraulic systems as well as construction services for energy including solar power systems and wind turbines. In specialty construction, we have installed traffic control systems and smart message signs for transportation infrastructure. On the electrical power side, we are capable of all types of commercial and industrial electrical work including the integration of advanced building communications technology for voice and data, life safety, security and HVAC.

Since our inception in 2001, we have grown organically and through strategic acquisitions to establish a presence in addressing the global needs of communications technology.  For the fiscal year ended April 30, 2009, we generated revenues of approximately $107 million, an increase of 5.6% from the fiscal year ended April 30, 2008.  Our backlog at April 30, 2009 and 2008 was approximately $38.4 million $59.8 million, respectively.

Industry Trends

We have chosen to offer our services in high growth markets that have shown some resiliency during these challenging economic times.  We focus on markets such as public services, healthcare, energy and international which continue to show strong growth potential.

•
Public services.  We provide communications infrastructure for public services (which includes police, fire and emergency systems), public utilities (which includes water treatment and sewage), education, military and transportation infrastructure. In the public services, according to a report from First Research, there are 30,000 state and local municipalities in the U.S. that are scheduled to spend approximately $7 billion per year on communications infrastructure and it is a market that has received federal funding support through the fiscal stimulus package legislated in February 2009.

•
Healthcare.  We provide communications infrastructure for hospitals, medical centers and healthcare networks. In the healthcare market, according to a report from Market Research, the aging population and the need to reduce labor costs through the implementation of advanced communications technology is driving projected expenditures of $3 billion per year over the next few years.

•
Energy.  We provide communications infrastructure for petrochemical, natural gas, electric utilities and alternative energy (solar and wind). According to a report from the Energy Information Administration of the U.S. Department of Energy, the need to deliver more efficient basic energy and new alternative energy is creating communications infrastructure demand at an estimated $2 billion per year in expenditures.

•
International.  We provide communications infrastructure internationally for a variety of companies and government entities. China is spending on building its internal infrastructure and Australia is upgrading their infrastructure.  Both countries are expecting positive GDP growth rates ranging from 2% to 6% over the next few years per China’s National Bureau of Statistics and Australia Department of Foreign Affairs and Trade.

Business Strategy

Our goal is to become the recognized design-build engineering leader for communications infrastructure on a global scale. Our business strategy focuses on both organic growth and the pursuit of acquisitions that add to our engineering capacity and geographic coverage. We believe that our financial strength, geographic coverage and repeat customer base presents the opportunity to grow the company substantially from a revenue and earnings perspective.   Specifically, we will endeavor to:

•
Provide additional services for our customers. Each acquisition we make expands our customer base. We seek to expand these new customer relationships by making them aware of the diverse products and services we offer. We believe that providing these customers the full range of our services will lead to new revenue producing projects and increased profitability.

•
Maintain and expand our focus in strategic markets. We have designed and deployed successful and innovative communications infrastructure solutions for multiple customers in a number of strategic markets, such as public services, healthcare, energy and corporate enterprise. We will continue to seek additional customers in these targeted markets and look for new ways in which we can design and deploy communications infrastructure for increased productivity.

•
Strengthen our relationships with technology providers. We will continue to strengthen the relationships we have with technology providers. These companies rely on us to deploy their technology products. We have worked with these providers in testing new communications technology. Our technicians are trained and maintain certifications on a variety of leading communications technology products which exhibits our commitment in providing advanced solutions for our customers.

•
Seek strategic acquisitions.  We will continue to look for additional acquisitions of compatible businesses that can be readily assimilated into our organization, increase our engineering capabilities, expand our geographic coverage and add accretive earnings to our business. Our preferred acquisition candidates will have experience in the wireless communication, specialty construction and/or electrical power markets. A specific goal is to expand our international operations, primarily in Australia and China.

Design-Build Services

We operate in three business segments which include wireless communication, specialty construction and electrical power. For the fiscal year ended April 30, 2009, wireless communication represented approximately 31.9% of our total revenue, specialty construction represented approximately 15.5% of our total revenue and electrical power represented approximately 52.6% of our revenue. For the fiscal year ended April 30, 2008, wireless communication represented approximately 45.4% of our total revenue, specialty construction represented approximately 12.9% of our total revenue and electrical power represented approximately 41.7% of our revenue. See Note 12 to the Consolidated Financial Statements for the financial results of each segment for the fiscal years ended April 30, 2009 and 2008.

Wireless Communication

Throughout the community or around the world, in remote and urban locations, wireless networks provide the connections that keep information flowing. The design and deployment of a wireless network solution requires an in-depth knowledge of radio frequency engineering so that wireless networks are free from interference with other signals and amplified sufficiently to carry data, voice or video with speed and accuracy. We have extensive experience and methodologies that are well suited to address these challenges for our customers. We are capable of designing wireless networks and providing the technology integration necessary to meet goals for enhanced communication, increased productivity and reduced costs. We have the engineering expertise to utilize all facets of wireless technology or combination of various technologies to develop a cost effective network for a customer's wireless communication requirements. This includes Wi-Fi networks, WiMAX networks, point-to-point systems, mesh networks, microwave systems, cellular networks, in-building systems and two-way communication systems.

Specialty Construction

We offer specialty construction services for building design including the design and integration of mechanical, electrical, hydraulic and life safety systems in an environmentally safe manner. We work through all phases of the building design and construction to evaluate the design for cost, flexibility, efficiency, productivity and overall environmental impact.

We have established capabilities in transportation infrastructure. In the developing world, urbanization has created increased mobility, placing great demands on transportation infrastructure. Governments are responding by making the construction of safe and efficient roads a priority. New systems are needed for traffic monitoring, traffic signaling, video surveillance and smart message signs to communicate information advisories. We are  providing design-build engineering services for these technologically advanced systems.

As world economies continue to grow and standards of living improve, energy supplies are dwindling. It is a scenario that has accelerated the search for new energy sources and better ways of delivery existing supply. We are contributing in both of these critical areas. We design and deploy alternative energy solutions in wind and solar power. Through a unique combination of scientific, geologic, engineering and construction expertise, we offer solutions in site design, solar installation, meteorological towers and wind turbine installation. In addition, we support energy companies as they maximize the efficiency of their energy supply infrastructure, by providing a range of services from pipeline trenching to the deployment of wireless solutions.

Electrical Power

Electrical power transmission and distribution networks built years ago often cannot fulfill the growing technological needs of today's end users. We provide complete electrical contracting services to help commercial and industrial facilities of all types and sizes to upgrade their power systems. Our capabilities include power transmission, switchgear, underground utilities, outside plant, instrumentation and controls. We provide an integrated approach to project coordination that creates cost-effective solutions. In addition, corporations, government entities, healthcare organizations and educational institutions depend on the reliability and accuracy of voice, data and video communications. However, the potential for this new technology cannot be realized without the right electrical infrastructure to support the convergence of technology.  In this regard, we create integrated building systems, including the installation of advanced structured cabling systems and electrical networks. We support the integration of telecommunications, fire protection, security and HVAC in an environmentally safe manner and design for future growth by building in additional capacity for expansion as new capabilities are added.

Project Characteristics

Our contracts are primarily service-based projects providing installation and engineering services, which include providing labor, materials and equipment for a complete installation. The projects are generally staffed with a project manager who manages multiple projects and a field supervisor who is responsible for an individual project. Depending on the scope of the contract, project staff size could range from two to four engineers to as high as 25 to 30 engineers. A project may also include subcontracted services along with our direct labor. The project manager coordinates the daily activities of direct labor and subcontractors and works closely with our field supervisors. Project managers are responsible for job costing, change order tracking, billing, and customer relations. Executive management monitors the performance of all projects regularly through work-in-progress reporting or percentage-of-completion, and reviews this information with each project manager. Our projects are primarily executed on a contract basis. These contracts can be awarded through a competitive bidding process, an informal bidding process, or a simple quote request. Upon award of a contract, there can be delays of several months before work begins. The active work time on our projects can range in duration from a few days up to as long as two years. Once services under the contract commence, our average project length is approximately two months.

Customers

We serve a variety of public services, healthcare, energy and corporate enterprise customers. For the fiscal years ended April 30, 2009 and 2008, there were no customers which accounted for more than 10% of our revenue.

Sales and Marketing

We have dedicated sales and marketing resources that develop opportunities within our existing customer base, and identify new customers through our strategic market focus and our relationships with technology providers. In addition, our project managers devote a portion of their time to sales and marketing. When an opportunity is identified, we assess the opportunity to determine our level of interest in participation. After qualifying an opportunity, our sales and marketing resources work with the internal project management teams to prepare a cost estimate and contract proposal for a particular project. We keep track of bids submitted and bids that are awarded. Once a bid is awarded to us, it is assigned to a project management team and included in our backlog.

Backlog

As of April 30, 2009, we had a backlog of unfilled orders of approximately $38.4 million compared to approximately $59.8 million at April 30, 2008. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is an executed written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

Competition

We face competition from numerous service organizations, ranging from small independent regional firms to larger firms servicing national markets. Historically, there have been relatively few significant barriers to entry into the markets in which we operate, and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. At the present time, we believe that there are no dominant competitors in the communications infrastructure market but we would classify Quanta Services, Inc. (NYSE:PWR), Dycom Industries, Inc. (NYSE:DY) and Tetra Tech, Inc. (NASDAQ:TTEK) as national competitors. The principal competitive advantage in these markets is establishing a reputation of delivering projects on time and within budget. Other factors of importance include accountability, engineering capability, certifications, project management expertise, industry experience and financial strength. We believe that the ability to provide comprehensive communications infrastructure design-build services including wireless communication, specialty construction and electrical power gives us a competitive advantage. We maintain a trained and certified staff of engineers that have developed proven methodologies for the design and deployment of communications infrastructure, and can provide these services on an international basis. In addition, we offer both a union and non-union workforce that allow us to bid on either labor requirement, creating yet another competitive advantage. However, our ability to compete effectively also depends on a number of additional factors that are beyond our control. These factors include competitive pricing for similar services and the ability and willingness of the competition to finance projects on favorable terms.

Employees

As of April 30, 2009, we employed 558 full time employees, of whom 311 are project engineers, 80 are project managers, 66 are technicians, 94 are in administration and sales and seven are executives.  A majority of the project engineers are represented by the International Brotherhood of Electrical Workers. We also have non-union employees. We believe our relations with all of our employees are good. We have 217 union employees whom are covered by contracts that expire at various times as follows:

Operations	# of Employees	Union Contract expiration date

St. Louis	1	September 1, 2009
Portland	2	December 31, 2009
Suisun City	8	December 31, 2009
Suisun City	69	January 1, 2010
Trenton	39	May 1, 2010
St. Louis	1	May 5, 2010
Sacramento	32	May 31, 2010
Seattle	62	May 31, 2010
St. Louis	3	October 31, 2010
Total Union Employees	217

ITEM 1A - RISK FACTORS

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

Our project engagements may involve large scale, highly complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our customers, and to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. Any defects or errors or failure to meet customers’ expectations could result in claims for substantial damages against us. Our contracts generally limit our liability for damages that arise from negligent acts, errors, mistakes or omissions in rendering services to our customers. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued. In addition, in certain instances, we guarantee customers that we will complete a project by a scheduled date or that the network will achieve certain performance standards. If the project or network experiences a performance problem, we may not be able to recover the additional costs we would incur, which could exceed revenues realized from a project.

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

The market for our services is characterized by rapid change and technological improvements. Failure to respond in a timely and cost-effective way to these technological developments may result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a substantial portion of our revenues from design-build services that are based upon today’s leading technologies and that are capable of adapting to future technologies. As a result, our success will depend, in part, on our ability to develop and market service offerings that respond in a timely manner to the technological advances of our customers, evolving industry standards and changing preferences.

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

Since November 1, 2001, we have acquired seventeen companies and we intend to further expand our operations through targeted strategic acquisitions. However, we may not be able to identify suitable acquisition opportunities. Even if we identify favorable acquisition targets, there is no guarantee that we can acquire them on reasonable terms or at all. If we are unable to complete attractive acquisitions, the growth that we have experienced over the last six fiscal years may decline.

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

As of April 30, 2009, we had a backlog of unfilled orders of approximately $38.4 million. This backlog amount is based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. In addition, contracts included in our backlog may not be profitable. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience delays or cancellations in the future. If our backlog fails to materialize, we could experience a reduction in revenue, profitability and liquidity.

Our business could be affected by adverse weather conditions, resulting in variable quarterly results.

Adverse weather conditions, particularly during the winter season, could affect our ability to perform outdoor services in certain regions of the United States. As a result, we might experience reduced revenue in the third and fourth quarters of our fiscal year. Natural catastrophes could also have a negative impact on the economy overall and on our ability to perform outdoor services in affected regions or utilize equipment and crews stationed in those regions, which in turn could significantly impact the results of any one or more of our reporting periods.

If we are unable to retain the services of Messrs. Hidalgo, Polulak, Heinz, Walker, or Madenford, operations could be disrupted.

Our success depends to a significant extent upon the continued services of Mr. Andrew Hidalgo, our Chief Executive Officer and Messrs. Myron Polulak, James Heinz, Donald Walker, and Charles Madenford, our Executive Vice Presidents. Mr. Hidalgo has overseen our company since inception and provides leadership for our growth and operations strategy. Messrs. Polulak, Heinz, Walker, and Madenford oversee the day-to-day operations of our operating subsidiaries. Loss of the services of Messrs. Hidalgo, Polulak, Heinz, Walker, or Madenford could disrupt our operations and harm our growth, revenues, and prospective business. We do not maintain key-man insurance on the lives of Messrs. Hidalgo, Polulak, Heinz, Walker, or Madenford.

Employee strikes and other labor-related disruptions may adversely affect our operations.

Our business is labor intensive, with certain projects requiring large numbers of engineers. Over 39% of our workforce is unionized. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct our business. If we are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages. Any of these events could be disruptive to our operations and could result in negative publicity, loss of contracts and a decrease in revenues.

We may incur goodwill impairment charges in our reporting entities which could harm our profitability.

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” we periodically review the carrying values of our goodwill to determine whether such carrying values exceed the fair market value. Each of reporting units is subject to an annual review for goodwill impairment. If impairment testing indicates that the carrying value of a reporting unit exceeds its fair value, the goodwill of the reporting unit is deemed impaired. Accordingly, an impairment charge would be recognized for that reporting unit in the period identified, which could reduce our profitability.

Our quarterly results fluctuate and may cause our stock price to decline.

Our quarterly operating results have fluctuated in the past and will likely fluctuate in the future. As a result, we believe that period to period comparisons of our results of operations are not a good indication of our future performance. A number of factors, many of which are beyond our control, are likely to cause these fluctuations. Some of these factors include:

•	the timing and size of design-build projects and technology upgrades by our customers;

•	fluctuations in demand for outsourced design-build services;

•
the ability of certain customers to sustain capital resources to pay their trade accounts receivable balances and required changes to our allowance for doubtful accounts based on periodic assessments of the collectability of our accounts receivable balances;

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

The stock market in general and the stock prices of technology and telecommunications companies in particular, have experienced volatility that has often been unrelated to or disproportionate to the operating performance of those companies. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. Between April 30, 2008 and April 30, 2009, our common stock has traded as low as $1.32 and as high as $7.60 per share, based upon information provided by the NASDAQ Global Market. Factors which could have a significant impact on the market price of our common stock include, but are not limited to, the following:

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

If we are unsuccessful in renewing our credit facility, we may not be able to obtain additional financing if needed.

 On April 10, 2007, we entered into a loan agreement with Bank of America, N.A., as amended. The loan agreement (Loan Agreement) provides for a revolving line of credit in an amount not to exceed $15,000,000, together with a letter of credit facility not to exceed $2,000,000. The loan commitment expires on April 10, 2010, and we may prepay the loan at any time.   As of April 30, 2009, there was approximately $5,626,000 of outstanding borrowings under the loan agreement.  The recent tightening of the credit markets could make it difficult for us to renew the Loan Agreement or obtain additional financing.  We do not have any contracts or commitments for  additional funding, and there can be no assurance that financing will be available in amounts or  on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and make strategic acquisitions and may reduce our ability to continue to conduct our business operations as we currently operate, which could have a material adverse impact on our business and results of operations.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 (SOX), newly enacted SEC regulations and NASDAQ Stock Market rules, have created additional burdens for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards. This investment will result in increased general and administrative costs, including potential increased audit fees for SOX compliance, and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

As of April 30, 2009, holders of our outstanding options and warrants have the right to acquire 2,513,748 shares of common stock issuable upon the exercise of stock options and warrants, at exercise prices ranging from $2.37 to $12.10 per share, with a weighted average exercise price of $6.66. The sale or availability for sale in the market of the shares underlying these options and warrants could depress our stock price. We have registered substantially all of the underlying shares described above for resale. Holders of registered underlying shares may resell the shares immediately upon issuance upon exercise of an option or warrant.

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

We conduct certain business in China through our Beijing Operations, which is organized under the laws of the PRC. Our China operations are directly related to and dependent on the social, economic and political conditions in this country, many of which we have no control over, and are influenced by many factors, including:

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Our principal executive office is located in approximately 2,550 square feet of office space in Exton, Pennsylvania. We operate our business under office leases in the following locations:

		Lease	Annual
Location	Operations	Expiration Date	Rent
Exton, Pennsylvania	WPCS Corporate headquarters	February 1, 2011	$53,869
Auburn, California (1)	Auburn	Month-to-month	$55,263
West Sacramento, California	Sacramento	July 31, 2010	$77,097
Brendale, Queensland, Australia	Brendale	August 17, 2011	$31,209
St. Louis, Missouri	St. Louis	August 31, 2010	$70,177
Exton, Pennsylvania	St. Louis	July 31, 2009	$2,268
West Chester, Pennsylvania	St. Louis	May 31, 2010	$14,850
Buranda, Queensland, Australia	Brisbane	July 31, 2012	$57,940
Woodinville, Washington	Seattle	May 31, 2010	$9,720
Houston, Texas	Houston	August 31, 2009	$6,895
Hempstead, Texas	Houston	March 31, 2010	$8,250
Moline, Illinois	Houston	October 31, 2011	$32,000
Windsor, Connecticut	Hartford	April 30, 2014	$87,038
Chicopee, Massachusetts	Hartford	August 31, 2009	$3,000
West Greenwich, Rhode Island	Hartford	November 30, 2009	$10,153
Lakewood, New Jersey	Lakewood	August 31, 2010	$129,600
Sarasota, Florida	Sarasota	July 31, 2011	$55,714
Trenton, New Jersey (2)	Trenton	April 30, 2010	$66,000
Suisun City, California (3)	Suisun City	February 28, 2011	$93,660
Lincoln, California	Suisun City	December 31, 2011	$56,040
Rocklin, California	Suisun City	January 31, 2010	$23,355
Reno, Nevada	Suisun City	May 31, 2010	$4,290
San Leandro, California	Suisun City	July 31, 2011	$14,139
St. Helens, Oregon	Portland	May 11, 2010	$26,225

(1)	The lease for our Auburn, California location is month to month; therefore the minimum annual rental price assumes we rent the property for the entire year.
(2)	We lease our Trenton, New Jersey location from Voacolo Properties LLC, of which the former shareholders of Voacolo Electric, Inc. (Trenton Operations) are the members.
(3)	We lease our Suisun City, California location from a trust, of which Gary Walker, one of our Directors, is the trustee.
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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is currently traded on the NASDAQ Global Market under the symbol “WPCS.” For the period from May 1, 2007 to date, the following table sets forth the high and low sale prices of our common stock as reported by NASDAQ Global Market.

Period	High	Low
Fiscal Year Ended April 30, 2009:
First Quarter	$7.60	$5.25
Second Quarter	6.08	2.05
Third Quarter	3.38	1.63
Fourth Quarter	2.13	1.32
Fiscal Year Ended April 30, 2008:
First Quarter	$14.25	$11.14
Second Quarter	12.37	9.51
Third Quarter	11.67	8.05
Fourth Quarter	8.96	5.15

On July 17, 2009, the closing sale price of our common stock, as reported by the NASDAQ Global Market, was $2.93 per share. On July 17, 2009, there were 63 holders of record of our common stock.

On November 24, 2008, we adopted a share repurchase program of up to 2,000,000 shares of our common stock until December 1, 2009.  The share repurchase program authorizes us to repurchase shares, from time to time, through open market or privately negotiated transactions.  Since November 24, 2008, a total of 308,817 shares have been purchased and retired by us under the share repurchase program, none of which occurred in the fourth fiscal quarter.

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

Business Overview and Recent Developments

We are a global provider of design-build engineering services for communications infrastructure, with over 500 employees in 20 locations on three continents.  We provide our engineering capabilities including wireless communication, specialty construction and electrical power to a diversified customer base in the public services, healthcare, energy and corporate enterprise markets worldwide.

Historically, each of our wholly-owned subsidiaries has operated and was known primarily by our customers and vendors through a variety of subsidiary legal names, while our investors know us primarily by our “WPCS” name.  In order to better serve our diversified customer base, we launched a key initiative in the third and fourth quarter of fiscal 2009 to brand each of our subsidiaries with the “WPCS” name.  We believe this branding strategy will position our company to better pursue national contracts with existing customers, further develop our relationships with technology providers, improve our purchasing power and achieve certain cost reductions under one integrated name.  This branding strategy has included, among other things, changing our subsidiary’s legal names, company website, email, promotional and advertising materials and signage.  However, our overall management structure remains unchanged. The total cost for the branding initiative is expected to be approximately $100,000 of which approximately $40,000 was incurred during the fiscal year ended April 30, 2009.

Furthermore, as part of our branding strategy and to better represent our comprehensive design-build engineering capabilities, we have reorganized our operating segments to correspond to our primary service lines:  wireless communication, specialty construction and electrical power.  Accordingly, we are reporting our results under these three business segments in this Form 10-K for the fiscal years ended April 30, 2009 and 2008.

 Wireless Communication

Throughout the community or around the world, in remote and urban locations, wireless networks provide the connections that keep information flowing. The design and deployment of a wireless network solution requires an in-depth knowledge of radio frequency engineering so that wireless networks are free from interference with other signals and amplified sufficiently to carry data, voice or video with speed and accuracy. WPCS has extensive experience and methodologies that are well suited to address these challenges for our customers. WPCS is capable of designing wireless networks and providing the technology integration necessary to meet goals for enhanced communication, increased productivity and reduced costs. We have the engineering expertise to utilize all facets of wireless technology or combination of various technologies to develop a cost effective network for a customer's wireless communication requirements. This includes Wi-Fi networks, WiMAX networks, point-to-point systems, mesh networks, microwave systems, cellular networks, in-building systems and two-way communication systems.

Specialty Construction

We offer specialty construction services for building design including the design and integration of mechanical, electrical, hydraulic and life safety systems in an environmentally safe manner. We work through all phases of the building design and construction to evaluate the design for cost, flexibility, efficiency, productivity and overall environmental impact.

Next, we have established capabilities in transportation infrastructure. In the developing world, urbanization has created increased mobility, placing great demands on transportation infrastructure. Governments are responding by making the construction of safe, efficient roads a priority. New systems are needed for traffic monitoring, traffic signaling, video surveillance and smart message signs to communicate information advisories. WPCS is a providing design-build engineering services for these technologically advanced systems.

Lastly, world economies are growing, standards of living are improving and energy supplies are dwindling. It is a scenario that has accelerated the search for new energy sources and better ways of delivery existing supply. WPCS is contributing in both of these critical areas. We design and deploy alternative energy solutions in wind and solar power. Through a unique combination of scientific, geologic, engineering and construction expertise, we offer solutions in site design, solar installation, meteorological towers and wind turbine installation. In addition, we support energy companies as they maximize the efficiency of their energy supply infrastructure, by providing a range of services from pipeline trenching to the deployment of wireless solutions.

Electrical Power

Electrical power transmission and distribution networks built years ago often cannot fulfill the growing technological needs of today's end users. We provide complete electrical contracting services to help commercial and industrial facilities of all types and sizes to upgrade their power systems. Our capabilities include power transmission, switchgear, underground utilities, outside plant, instrumentation and controls. We provide an integrated approach to project coordination that creates cost-effective solutions. In addition, corporations, government entities, healthcare organizations and educational institutions depend on the reliability and accuracy of voice, data and video communications. However, the potential for this new technology cannot be realized without the right electrical infrastructure, to support the convergence of technology.  In this regard, we create integrated building systems, including the installation of advanced structured cabling systems and electrical networks. We support the integration of telecommunications, fire protection, security and HVAC in an environmentally safe manner and design for future growth by building in additional capacity for expansion as new capabilities are added.

For the fiscal year ended April 30, 2009, wireless communication represented approximately 31.9% of our total revenue, specialty construction represented approximately 15.5% of our total revenue and electrical power represented approximately 52.6% of our revenue. For the fiscal year ended April 30, 2008, wireless communication represented approximately 45.4% of our total revenue, specialty construction represented approximately 12.9% of our total revenue and electrical power represented approximately 41.7% of our revenue.

Industry Trends

We have chosen to offer our services in high growth markets that have shown some resiliency during these challenging economic times.  We focus on markets such as public services, healthcare, energy and international which continue to show strong growth potential.

•
Public services.  We provide communications infrastructure for public services (which includes police, fire and emergency systems), public utilities (which includes water treatment and sewage), education, military and transportation infrastructure. In the public services, according to a report from First Research, there are 30,000 state and local municipalities in the U.S. that are scheduled to spend approximately $7 billion per year on communications infrastructure and it is a market that has received Federal funding support through the fiscal stimulus package legislated in February 2009.

•
Healthcare.  We provide communications infrastructure for hospitals, medical centers and healthcare networks. In the healthcare market, according to a report from Market Research, the aging population and the need to reduce labor costs through the implementation of advanced communications technology is driving projected expenditures of $3 billion per year over the next few years.

•
Energy.  We provide communications infrastructure for petrochemical, natural gas, electric utilities and alternative energy (solar and wind). According to a report from the Energy Information Administration of the U.S. Department of Energy, the need to deliver more efficient basic energy and new alternative energy is creating communications infrastructure demand at an estimated $2 billion per year in expenditures.

•
International.  We provide communications infrastructure internationally for a variety of companies and government entities. China is spending on building its internal infrastructure and Australia is upgrading their infrastructure.  Both countries are expecting positive GDP growth rates ranging from 2% to 6% over the next few years per China’s National Bureau of Statistics and Australia Department of Foreign Affairs and Trade.

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year:

•
Over the past fiscal year, current economic conditions have adversely affected certain markets of our business, primarily related to the public services sector of our business.  General spending has temporarily slowed at the state and local government level due to a decrease in tax revenue and credit impediments as well as a pull back in bid solicitations due to uncertainty regarding Federal funding that would be made available through the legislation of the Federally funded stimulus package.  This slowdown has caused our revenue to be lower than expected, resulting in net income and earnings per share for the year to be lower than expected.

•
Although general spending is currently down at the state and local government level for public services projects, we believe the demand for communications infrastructure remains high, which is indicated by our backlog and bids discussed below.  Now that the new presidential administration has recently passed the Federally funded stimulus package, $90 billion has been set aside for public services, which includes transportation, education and communications infrastructure projects.  As a result, we are beginning to see an increase in bid solicitations based on the evidence of Federal government funding support.

In the healthcare market, we continue to receive bid requests and complete new projects, as the primary drivers in this market continue to be the need to provide healthcare infrastructure for an aging population and to cut costs through healthcare reform.  The Federal stimulus package also provides $32 billion for healthcare infrastructure spending.

In the energy market, we continue to receive bid solicitations and complete new projects as oil, gas, water and electric utility companies continue to upgrade their communications infrastructure, while in alternative energy the growth in wind and solar power development is expected to continue.  The Federal stimulus package also provides $20 billion for energy infrastructure spending.

 Our opportunity to obtain work related to the Federal stimulus package depends on the timing of funding allocations and our ability to receive bid requests and be awarded new projects; however, we believe that our experience in performing work in each of these sectors will result in increased bid activity in the near future.   In this regard, we retained most of our project managers and engineers to respond to this expected increased bid activity.

•
We continue to focus on expanding our international presence in China and Australia, and we believe that these markets have not been as impacted by recent economic conditions.  In China, our focus is primarily in the energy market, and in Australia primarily on the corporate enterprise market.  Although our international operations represent approximately 6% of total revenue year-to-date, positive economic growth rate estimates for these countries may lead to a greater percentage of our future revenue being generated internationally.

•
We believe our engineering service focus on public services, healthcare and energy infrastructure will create additional opportunities both domestically and internationally for us to design and deploy communications infrastructure solutions. We believe that the ability to provide comprehensive communications infrastructure design-build services including wireless communication, specialty construction and electrical power gives WPCS a competitive advantage.

This trend is supported by our backlog and bid list, which are our two most important economic indicators for measuring our future revenue producing capability and demand for our services.  At April 30, 2009, our backlog of unfilled orders was approximately $38 million.  Of the backlog of projects awarded and in process, approximately 68%, 20% and 3% were represented by the public services, healthcare, and energy markets, respectively, and the balance represented by corporate enterprise.  Our bid list, which represents project bids under proposal for new and existing customers, was approximately $169 million.  With regards to the bid list, approximately 60%, 7% and 4% are represented by the public services, healthcare and energy markets, respectively.

•
Although we continue to search for acquisitions, our current goal is to identify smaller companies which are performing well financially which can enhance our existing engineering capabilities, and can be integrated easily within our existing subsidiaries.

•
We continue to maintain a healthy balance sheet with approximately $21.0 million in working capital, net of credit facility borrowings of approximately $5.6 million. The ratio of credit facility borrowings to working capital is approximately 27%.  We believe this is an important measure of our current financial strength. We expect to use our working capital and availability under the credit facility to fund our continued growth.

Results of Operations for the Fiscal Year Ended April 30, 2009 Compared to Fiscal Year Ended April 30, 2008

This Annual Report on Form 10-K includes the accounts of WPCS International Incorporated (WPCS) and its wholly and majority-owned subsidiaries, WPCS International – Suisun City, Inc. (Suisun City Operations), WPCS International – Auburn, Inc. (Auburn Operations), WPCS International – St. Louis, Inc. (St. Louis Operations), WPCS International – Lakewood, Inc. (Lakewood Operations), WPCS International – Hartford, Inc. (Hartford Operations), WPCS International – Sarasota, Inc. (Sarasota Operations), WPCS International – Trenton, Inc. (Trenton Operations), Taian AGS Pipeline Construction Co. Ltd (Beijing Operations), WPCS International – Seattle, Inc. (Seattle Operations), WPCS International – Houston, Inc. (Houston Operations), WPCS International – Sacramento, Inc (Sacramento Operations), WPCS International – Brisbane, Pty Ltd. (Brisbane Operations), WPCS International – Brendale, Pty Ltd. (Brendale Operations), WPCS International – Portland, Inc. (Portland Operations), WPCS Incorporated, Invisinet Inc., WPCS Australia Pty Ltd and WPCS Asia Limited, collectively “we”, “us” or the "Company".

Consolidated results for the years ended April 30, 2009 and 2008 were as follows.

	Year Ended
	April 30,
	2009		2008

REVENUE	$107,101,360	100.0%	$101,431,128	100.0%

COSTS AND EXPENSES:
Cost of revenue	78,334,115	73.2%	73,084,310	72.0%
Selling, general and administrative expenses	23,052,464	21.5%	19,302,773	19.0%
Depreciation and amortization	2,578,824	2.4%	2,398,603	2.4%

Total costs and expenses	103,965,403	97.1%	94,785,686	93.4%

OPERATING INCOME	3,135,957	2.9%	6,645,442	6.6%

OTHER EXPENSE (INCOME):
Interest expense	421,022	0.4%	522,984	0.5%
Interest income	(53,947)	(0.1%)	(511,122)	(0.5%)
Minority interest	108,228	0.1%	(22,115)	0.0%

INCOME BEFORE INCOME TAX PROVISION	2,660,654	2.5%	6,655,695	6.6%

Income tax provision	989,027	0.9%	2,577,348	2.5%

NET INCOME	$1,671,627	1.6%	$4,078,347	4.1%

Revenue

Revenue for the year ended April 30, 2009 was approximately $107,101,000, as compared to $101,431,000 for the year ended April 30, 2008.  The increase in revenue for the year was primarily attributable to the acquisitions of the Seattle, Houston, Sacramento, Brisbane, Brendale and Portland Operations.     For the years ended April 30, 2009 and 2008, there were no customers which comprised more than 10% of total revenue.

Wireless communication segment revenue for the years ended April 30, 2009 and 2008 was approximately $34,161,000 or 31.9% and $46,021,000 or 45.4% of total revenue, respectively. The decrease in revenue was due primarily to reductions, delays or postponements of projects at the state and local government level for public services projects.

Specialty construction segment revenue for the years ended April 30, 2009 and 2008 was approximately $16,581,000 or 15.5% and $13,059,000 or 12.9% of total revenue, respectively. The increase in revenue was primarily attributable to the acquisitions of the Brisbane and Houston Operations. Including the pro forma revenue effect of these acquisitions as if they had occurred on May 1, 2007, the pro forma organic revenue growth rate for specialty construction was approximately 8% in fiscal 2009.

Electrical power segment revenue for the years ended April 30, 2009 and 2008 was approximately $56,359,000 or 52.6% and $42,351,000 or 41.7% of total revenue, respectively.  The increase in revenue was due primarily to the acquisition of the Seattle, Sacramento, Brendale and Portland Operations. Including the pro forma revenue effect of these acquisitions as if they had occurred on May 1, 2007, the pro forma organic revenue growth rate for electrical power was approximately 5% in fiscal 2009.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs.  Our cost of revenue was approximately $78,334,000 or 73.2% of revenue for the year ended April 30, 2009, compared to $73,084,000 or 72.0% for the prior year.  The dollar increase in our total cost of revenue is due to the corresponding increase in revenue during the year ended April 30, 2009 as a result of the acquisitions of the Seattle, Houston, Sacramento, Brisbane, Brendale and Portland Operations.  The increase in cost of revenue as a percentage of revenue is due primarily to the revenue blend attributable to our existing subsidiaries and recent acquisitions.

Wireless communication segment cost of revenue and cost of revenue as a percentage of revenue for the years ended April 30, 2009 and 2008 was approximately $24,198,000 and 70.8% and $33,807,000 and 73.5%, respectively.   The dollar decrease in our cost of revenue is due to the corresponding decrease in revenue during the year ended April 30, 2009.  The decrease in cost of revenue as a percentage of revenue was due primarily to the revenue blend attributable to our existing subsidiaries.

Specialty construction segment cost of revenue and cost of revenue as a percentage of revenue for the years ended April 30, 2009 and 2008 was approximately $12,449,000 and 75.1% and $9,554,000 and 73.2%, respectively.  As discussed above, the dollar increase in our total cost of revenue is due to the corresponding increase in revenue during the year ended April 30, 2009, primarily attributable to the acquisitions completed within the last year. The increase as a percentage of revenue is due primarily to the revenue blend attributable to the St. Louis and Auburn Operations and the recent acquisitions of the Houston and Brisbane Operations.

Electrical power segment cost of revenue and cost of revenue as a percentage of revenue for the years ended April 30, 2009 and 2008 was approximately $41,687,000 and 74.0% and $29,723,000 and 70.2%, respectively.  The dollar increase in our cost of revenue is due to the corresponding increase in revenue during the year ended April 30, 2009, primarily attributable to the acquisitions of the Seattle, Sacramento, Brendale and Portland Operations.   The increase as a percentage of revenue is due primarily to the revenue blend attributable to the Suisun City and Trenton Operations and the recent acquisitions of the Seattle, Sacramento, Brendale and Portland Operations.

Selling, General and Administrative Expenses

For the year ended April 30, 2009, total selling, general and administrative expenses were approximately $23,052,000, or 21.5% of total revenue compared to $19,303,000, or 19.0% of revenue for the prior year. The dollar increase in the selling, general and administrative expenses is due primarily to the acquisitions of Seattle, Houston, Sacramento, Brisbane, Brendale and Portland Operations. Included in selling, general and administrative expenses for the year ended April 30, 2009 are $13,304,000 for salaries, commissions, payroll taxes and other employee benefits. The $2,094,000 increase in salaries and payroll taxes compared to the prior year is due primarily to the increase in headcount as a result of the acquisitions of Seattle, Houston, Sacramento, Brisbane, Brendale and Portland Operations. Professional fees were $1,402,000, which include accounting, legal and investor relation fees. Insurance costs were $2,559,000 and rent for office facilities was $988,000.  Automobile and other travel expenses were $1,956,000 and telecommunication expenses were $610,000. Other selling, general and administrative expenses totaled $2,233,000.  For the year ended April 30, 2009, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $8,307,000, $3,220,000 and $8,511,000, respectively, with the balance of approximately $3,014,000 pertaining to corporate expenses.

For the year ended April 30, 2008, total selling, general and administrative expenses were approximately $19,303,000, or 19.0% of total revenue. Included in selling, general and administrative expenses for the year ended April 30, 2008 are $11,210,000 for salaries, commissions, payroll taxes and other employee benefits. Professional fees were $991,000, which include accounting, legal and investor relation fees. Insurance costs were $2,163,000 and rent for office facilities was $786,000.  Automobile and other travel expenses were $1,820,000 and telecommunication expenses were $513,000. Other selling, general and administrative expenses totaled $1,820,000.  For the year ended April 30, 2008, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $7,833,000, $2,939,000 and $6,189,000, respectively, with the balance of approximately $2,342,000 pertaining to corporate expenses.

Depreciation and Amortization

For the years ended April 30, 2009 and 2008, depreciation was approximately $1,783,000 and $1,539,000, respectively.  The increase in depreciation is due to the purchase of property and equipment and the acquisition of fixed assets from acquiring Seattle, Houston, Sacramento, Brisbane, Brendale and Portland Operations. The amortization of customer lists and backlog for the year ended April 30, 2009 was $796,000 as compared to $860,000 for the same period of the prior year.  The net decrease in amortization was due primarily to certain customer lists and backlog being fully amortized in the current year from earlier acquisitions. All customer lists are amortized over a period of five to nine years from the date of their acquisitions. Backlog is amortized over a period of one to three years from the date of acquisition based on the expected completion period of the related contracts.

Interest Expense and Interest Income

For the years ended April 30, 2009 and 2008, interest expense was approximately $421,000 and $523,000, respectively. The decrease in interest expense is due principally to an increase in total borrowings on the line of credit, offset by a reduction in interest rates on outstanding borrowings compared to the year ended April 30, 2008.

           For the years ended April 30, 2009 and 2008, interest income was approximately $54,000 and $511,000, respectively. The decrease in interest earned is due principally to the decrease in our cash and cash equivalent balance and to a decrease in interest rates compared to the same period in the prior year.

Net Income

The net income was approximately $1,672,000 for the year ended April 30, 2009. Net income was net of Federal and state income tax expense of approximately $989,000. The decrease in the effective tax rate is primarily the result of the mix of pre-tax income generated by the various operating subsidiaries.

The net income was approximately $4,078,000 for the year ended April 30, 2008. Net income was net of Federal and state income tax expense of approximately $2,577,000.

Liquidity and Capital Resources

At April 30, 2009, we had working capital of approximately $21,033,000, which consisted of current assets of approximately $41,811,000 and current liabilities of $20,778,000.  Our working capital needs are influenced by our level of operations, and generally increase with higher levels of revenue.  Our sources of cash have historically come from operating activities, equity offerings, and credit facility borrowings.

Operating activities provided approximately $5,038,000 in cash for the year ended April 30, 2009. The sources of cash from operating activities total approximately $8,660,000, comprised of approximately $1,672,000 in net income, $2,868,000 in net non-cash charges, a $3,260,000 decrease in accounts receivable, a $299,000 decrease in inventory and a $561,000 decrease in other assets. The uses of cash from operating activities total approximately $3,622,000, comprised of an approximately $1,393,000 increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $514,000 increase in prepaid expenses and other current assets, a $295,000 decrease in accounts payable and accrued expenses, a $1,148,000 decrease in billings in excess of costs and estimated earnings on uncompleted contracts, a $95,000 decrease in deferred revenue and a $177,000 decrease in income taxes payable.  Net earnings adjusted for non-cash items provided cash of approximately $4,540,000 versus approximately $6,498,000 in fiscal 2008.  Working capital provided cash of approximately $498,000 in 2009 versus using cash of approximately $7,743,000 in 2008.  Working capital components provided cash in fiscal 2009 reflecting lower levels of accounts receivable and inventory in connection with overall sales growth.

Our investing activities utilized approximately $5,027,000 in cash during the year ended April 30, 2009, which consisted of approximately $1,234,000 paid for property and equipment, and approximately $3,793,000 paid for the acquisitions of the Trenton, Seattle, Houston, Sacramento, Brisbane, Brendale and Portland Operations net of cash received. The additional payment for the Trenton Operations was funded from borrowings on the line of credit discussed below, while the acquisition payments for all other operations were funded from working capital.

Our financing activities utilized cash of approximately $1,014,000 during the year ended April 30, 2009.  Financing activities included the line of credit borrowings of $3,250,000, repayment of the line of credit of $2,750,000, repayment of loan payables and capital lease obligations of approximately $1,361,000 and equity issuance costs of $5,000, offset by the repurchase of common stock of $730,000, and $582,000 in net borrowings from shareholders.

Our capital requirements depend on numerous factors, including the market for our services, the resources we devote to developing, marketing, selling and supporting our business, the timing and extent of establishing additional markets and other factors.

On April 10, 2007, we entered into a loan agreement with Bank of America, N.A. (BOA), as amended. The loan agreement (Loan Agreement) provides for a revolving line of credit in an amount not to exceed $15,000,000, together with a letter of credit facility not to exceed $2,000,000. We also entered into security agreements with BOA, pursuant to which we granted a security interest to BOA in all of our assets. The Loan Agreement contains customary covenants, including but not limited to (i) funded debt to tangible net worth, and (ii) minimum interest coverage ratio. The loan commitment shall expire on April 10, 2010, and we may prepay the loan at any time.  Loans under the Loan Agreement bear interest at a rate equal to BOA’s prime rate, minus one percentage point, or we have the option to elect to use the optional interest rate of LIBOR plus one hundred seventy-five basis points.  As of April 30, 2009, the interest rate was 2.25% on outstanding borrowings of approximately $5,626,000 under the Loan Agreement with BOA.

At April 30, 2009, we had cash and cash equivalents of approximately $6,397,000 and working capital of approximately $21,033,000. With internally available funds and funds available from the Loan Agreement, we believe that we have sufficient capital to meet our short term needs.   The Loan Agreement expires on April 10, 2010 and has  approximately $5,626,000  currently outstanding that will need to be repaid by that time, if not prepaid earlier. We believe that if we maintain our current financial strength and working capital  levels over the next twelve months, we should be able to either renew a Loan Agreement with BOA or obtain other financing to repay the existing Loan Agreement. We expect that our existing working capital will be sufficient if we are required to repay the Loan Agreement.

  The Beijing Operations has outstanding loans due within the next twelve months to a related party, Taian Gas Group (TGG), of approximately $2,950,000.  We expect to repay these borrowings from working capital and for TGG to renew any remaining unpaid loan balances in its continued support of  the Beijing Operations. Our future operating results may be affected by a number of factors including our success in bidding on future contracts and our continued ability to manage controllable costs effectively. To the extent we grow by future acquisitions that involve consideration other than stock, our cash requirements may increase.

On March 30, 2007, we acquired Voacolo Electric Incorporated (Trenton Operations). The aggregate consideration paid by us, including acquisition transaction costs of $31,389, was $5,063,863 of which $3,781,389 was paid in cash, and we issued 116,497 shares of common stock valued at $1,282,474. Included in aggregate purchase price consideration was additional cash consideration of $2,500,000 paid in June 2008 to the former shareholders regarding the earnout settlement for the twelve months ended March 31, 2008. The acquisition of the Trenton Operations expands our geographic presence in the Mid-Atlantic region and provides additional  electrical contracting services  in both high and low voltage applications, structured cabling and voice/data/video solutions, as well as the expansion of our operations into wireless video surveillance.

On August 1, 2007, we acquired Major Electric, Inc. (Seattle Operations). The aggregate consideration paid by us, including acquisition transaction costs of $44,226, was $6,292,151 of which $3,844,135 was paid in cash and we issued 242,776 shares of common stock valued at $2,448,016.  In connection with the additional purchase price adjustments to settle earnout and working capital adjustments, we recorded a receivable from the former shareholders of $371,566. Through April 30, 2009, we have received payments of $240,565 related to this receivable with the remaining balance of $131,001 due by September 1, 2009. The acquisition of the Seattle Operations expands our geographic presence in the Pacific Northwest region and provides additional electrical contracting services in direct digital controls, security, wireless SCADA applications and other communications infrastructure.

On August 2, 2007, we acquired Max Engineering LLC (Houston Operations). The aggregate consideration paid by us, including acquisition transaction costs of $30,498, was $1,117,679, of which $917,679 was paid in cash and we issued 17,007 shares of common stock valued at $200,000. Included in aggregate purchase price consideration was additional cash consideration of $287,181 paid to the former members regarding the earnout settlement for the twelve months ended August 1, 2008. In addition, we shall pay an additional $375,000 in cash or our common stock if the Houston Operations’ earnings before interest and taxes for the twelve months ending August 1, 2009 shall equal or exceed $375,000.  The acquisition of the Houston Operations expands our geographic expansion into Texas and provides additional engineering services that specialize in the design of communications infrastructure for the telecommunications, oil, gas and wind energy markets.

On November 1, 2007, we acquired Gomes and Gomes, Inc. dba Empire Electric (Sacramento Operations). The aggregate consideration paid by us, including acquisition transaction costs of $47,674, was $2,518,675 in cash. The acquisition of the Sacramento Operations expands our geographic presence in California and provides additional electrical contractor services that specialize in low voltage applications for healthcare, state government and military customers.

On November 30, 2007, we acquired James Design Pty Ltd (Brisbane Operations). The aggregate consideration paid by us, including acquisition transaction costs of $81,153 was $1,562,879 in cash, and includes additional cash consideration of $281,725 paid in May 2008 to the former shareholders for settlement of the net tangible asset adjustment. The Brisbane Operations is a design engineering services company specializing in building automation including mechanical, electrical, hydraulic, fire protection,  security access and wireless systems.  The acquisition of the Brisbane Operations provides us international expansion into Australia consistent with our emphasis on Australia, China and surrounding Pacific Rim countries.

On April 4, 2008, we acquired RL & CA MacKay Pty Ltd. dba Energize Electrical (Brendale Operations). The aggregate consideration paid by us, including acquisition transaction costs of $114,112 was $1,689,756 in cash, and includes additional cash consideration of $32,522 paid in July 2008 to the former shareholders for the settlement of the net tangible asset adjustment. The Brendale Operations is an electrical contractor specializing in underground utilities, maintenance and low voltage applications including voice, data and video for commercial and building infrastructure companies, and is expanding its wireless deployment capabilities.  The acquisition of the Brendale Operations provides further international expansion into Australia.

On June 26, 2008, we acquired all the assets of Lincoln Wind LLC for aggregate consideration of $422,359 in cash, including acquisition transaction costs of $22,359. Lincoln Wind LLC is part of our Houston Operations and is an engineering company focused on the implementation of meteorological towers that measure the wind capacity of geographic areas prior to the construction of a wind farm.  The acquisition of Lincoln Wind LLC provides additional engineering services that specialize in the design of communication systems for the wind energy market.

Effective November 30, 2008, we acquired all the assets of BRT Electrical PTY Ltd (BRT). The aggregate consideration of paid by us, including acquisition transaction costs of $59,712, was $170,653 in cash. BRT is part of our Brendale Operations and is an electrical contractor specializing in low voltage applications including voice, data, security and energy management for commercial and building infrastructure companies.  The acquisition of BRT provides further international expansion into Australia.

Effective March 9, 2009, we acquired Midway Electric Company (Portland Operations). The aggregate consideration paid by us, including acquisition transaction costs of $26,616, was $426,616 in cash.  The acquisition of the Portland Operations expands our geographic presence in the Pacific Northwest and provides additional electrical contractor services in both high and low voltage applications for corporate enterprise, healthcare, state and local government and educational institutions.

On November 24, 2008, we adopted a share repurchase program of up to 2,000,000 shares of our common stock until December 1, 2009.  The share repurchase program authorizes us to repurchase shares, from time to time, through open market or privately negotiated transactions. A Rule 10b5-1 repurchase plan will allow us to purchase our shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods. The number of shares to be purchased and the timing of the purchases will be based on market conditions, share price and other factors. The stock repurchase program does not require us to repurchase any specific dollar value or number of shares and may be modified, extended or terminated by our Board of Directors at any time.  Since November 24, 2008, we have purchased and retired a total of 308,817 shares at a total cost of $729,730 including transaction costs, or an average cost per common share of $2.36, leaving 1,691,183 shares remaining to purchase under the share repurchase program. The stock repurchase program is expected to be funded from working capital. Based on current market price we believe our common stock is undervalued, so the stock repurchase program should provide greater shareholder value.

Backlog

As of April 30, 2009, we had a backlog of unfilled orders of approximately $38.4 million compared to approximately $59.8 million at April 30, 2008. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is an executed written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments which may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

Our annual review for goodwill impairment for the fiscal years 2009 and 2008 found that no impairment existed. Our impairment review is based on comparing the fair value to the carrying value of the reporting units with goodwill. The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. Reporting units with goodwill include the Auburn, Brendale, Brisbane, Hartford, Houston, Lakewood, Portland, Sacramento, Sarasota, Seattle, St. Louis, Suisun City and  Trenton Operations.  Our estimates are consistent with the plans and estimates that we are using to manage the underlying businesses. If we fail to deliver products and services for these business units, or market conditions for these businesses fail to improve, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our net equity and results of operations.

Additionally, we evaluated the reasonableness of the estimated fair value of our reporting units by reconciling to our market capitalization. This reconciliation allowed us to consider market expectations in corroborating the reasonableness of the fair value of our reporting units.    In addition, we compared our market capitalization, including an estimated control premium that an investor would be willing to pay for a controlling interest in the company and the discount our common stock trades compared to our peer group of companies.   The determination of a control premium and trading discount requires the use of judgment and is based primarily on comparable industry and deal-size transactions, related synergies and other benefits. Our market capitalization declined during the third quarter of fiscal 2009, and subsequently, as a result of market-driven declines in our stock trading price. This decline is consistent with overall market conditions and is not a result of changes in our expectations of future cash flows. Our reconciliation of the gap between our market capitalization and the aggregate fair value of us depends on various factors, some of which are qualitative and involve management judgment, including high backlog coverage of future revenue and experience in meeting operating cash flow targets.

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

The length of our contracts varies. Assets and liabilities related to long-term contracts are included in current assets and current liabilities as they will be liquidated in the normal course of contract completion, although this may require more than one year.

We also recognize certain revenue from short-term contracts when equipment is delivered or the services have been provided to the customer.  For maintenance contracts, revenue is recognized ratably over the service period.

Recently Issued Accounting Pronouncements

In February, 2007, the FASB issued FASB Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 effective May 1, 2008.  The adoption of SFAS 159 did not have a material effect on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

On December 4, 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)), and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160).  These new standards will significantly change the accounting for and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt and utilize the methods stipulated in SFAS 141(R) and SFAS 160 for all future transactions of this nature effective May 1, 2009.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (SFAS 161). This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact that SFAS 161 will have on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). The primary objective of EITF 07-5 is to provide guidance for determining whether an equity-linked financial instrument or embedded feature within a contract is indexed to an entity’s own stock, which is a key criterion of the scope exception to paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” An equity-linked financial instrument or embedded feature within a contract that is not considered indexed to an entity’s own stock could be required to be classified as an asset or liability and marked-to-market through earnings. EITF 07-5 specifies a two-step approach in evaluating whether an equity-linked financial instrument or embedded feature within a contract is indexed to its own stock. The first step involves evaluating the instrument’s contingent exercise provisions, if any, and the second step involves evaluating the instrument’s settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied to all instruments outstanding as of the effective date. The adoption of EITF 07-5 on May 1, 2009 is expected to have no  impact on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

                   In May 2009, the FASB issued SFAS 165, "Subsequent Events", which established principles and requirements for subsequent events. SFAS 165 details the period after the balance sheet date during which we should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. SFAS 165 is effective for interim or annual reporting periods ending after June 15, 2009. We will adopt SFAS 165 beginning in the first quarter of fiscal 2010.

In June 2009, the FASB issued SFAS 168, “Codification”, which confirmed that the FASB Accounting Standards Codification will become the single official source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force ("EITF"), and related literature. After that date, only one level of authoritative US GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change US GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification becomes effective for interim and annual periods ending on or after September 15, 2009. We will apply the Codification beginning in the second quarter of fiscal 2010.

No other recently issued accounting pronouncement issued or effective after the end of the fiscal year is expected to have a material impact on our consolidated financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of April 30, 2009 and 2008	F-3 – F-4

Consolidated Statements of Income for the years ended April 30, 2009 and 2008	F-5

Consolidated Statements of Shareholders' Equity for the years ended April 30, 2009 and 2008	F-6 – F-7

Consolidated Statements of Cash Flows for the years ended April 30, 2009 and 2008	F-8 – F-10

Notes to Consolidated Financial Statements	F-11 – F-31

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
WPCS International Incorporated

We have audited the accompanying consolidated balance sheets of WPCS International Incorporated and Subsidiaries as of April 30, 2009 and 2008, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended April 30, 2009. Our audits also included the consolidated financial statement schedule for the year ended April 30, 2009 and 2008 listed in the Index at Item 15 (Schedule II).  These consolidated financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the  financial position of WPCS International Incorporated and Subsidiaries as of April 30, 2009 and 2008, and their  results of operations and cash flows for each of the two years in the period ended April 30, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related consolidated financial statement schedule for the years ended April 30, 2009 and 2008, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

 /s/ J.H. COHN LLP

July 24, 2009

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,
ASSETS	2009	2008

CURRENT ASSETS:

Cash and cash equivalents	$6,396,810	$7,449,530
Accounts receivable, net of allowance of $155,458 and $98,786 at April 30, 2009 and April 30, 2008, respectively	25,662,784	29,092,488
Costs and estimated earnings in excess of billings on uncompleted contracts	5,229,043	3,887,152
Inventory	2,481,383	2,791,782
Prepaid expenses and other current assets	1,674,952	1,002,993
Prepaid income taxes	295,683	122,342
Deferred tax assets	70,413	35,939
Total current assets	41,811,068	44,382,226

PROPERTY AND EQUIPMENT, net	6,668,032	6,828,162

OTHER INTANGIBLE ASSETS, net	1,983,879	2,929,937

GOODWILL	32,549,186	28,987,501

OTHER ASSETS	132,948	820,315

Total assets	$83,145,113	$83,948,141

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND SHAREHOLDERS' EQUITY	April 30,	April 30,
	2009	2008

CURRENT LIABILITIES:

Current portion of loans payable	$89,210	$1,272,112
Borrowings under line of credit	5,626,056	750,000
Current portion of capital lease obligations	96,001	91,491
Accounts payable and accrued expenses	8,997,296	9,305,791
Billings in excess of costs and estimated earnings on uncompleted contracts	2,511,220	3,602,422
Deferred revenue	507,650	602,560
Due to shareholders	2,951,008	2,300,083
Total current liabilities	20,778,441	17,924,459

Borrowings under line of credit	-	4,376,056
Loans payable, net of current portion	71,634	156,978
Capital lease obligations, net of current portion	151,425	215,780
Deferred tax liabilities	1,467,971	1,173,786
Total liabilities	22,469,471	23,847,059

Minority interest in subsidiary	1,440,078	1,331,850

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued	-	-

Common stock - $0.0001 par value, 25,000,000 shares authorized, 6,942,266 and 7,251,083 shares issued and outstanding at April 30, 2009 and April 30, 2008, respectively	694	725
Additional paid-in capital	50,175,479	50,775,938
Retained earnings	9,381,189	7,709,562
Accumulated other comprehensive (loss) income on foreign currency translation	(321,798)	283,007

Total shareholders' equity	59,235,564	58,769,232

Total liabilities and shareholders' equity	$83,145,113	$83,948,141

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	April 30,
	2009	2008

REVENUE	$107,101,360	$101,431,128

COSTS AND EXPENSES:
Cost of revenue	78,334,115	73,084,310
Selling, general and administrative expenses	23,052,464	19,302,773
Depreciation and amortization	2,578,824	2,398,603

Total costs and expenses	103,965,403	94,785,686

OPERATING INCOME	3,135,957	6,645,442

OTHER EXPENSE (INCOME):
Interest expense	421,022	522,984
Interest income	(53,947)	(511,122)
Minority interest	108,228	(22,115)

INCOME BEFORE INCOME TAX PROVISION	2,660,654	6,655,695

Income tax provision	989,027	2,577,348

NET INCOME	$1,671,627	$4,078,347

Basic net income per common share	$0.23	$0.58

Diluted net income per common share	$0.23	$0.52

Basic weighted average number of common shares outstanding	7,131,967	7,090,789

Diluted weighted average number of common shares outstanding	7,154,285	7,848,341

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated
					Additional Paid-In Capital		Other Compre-	Total Shareholders' Equity
	Preferred Stock		Common Stock			Retained	hensive
	Shares	Amount	Shares	Amount		Earnings	Income (Loss)

BALANCE, MAY 1, 2007	-	$-	6,971,698	$697	$47,901,159	$3,631,215	$(1,088)	$51,531,983

Net issuance of common stock, acquisitions
of Beijing, Trenton, Seattle and Houston Operations	-	-	269,554	27	2,760,462	-	-	2,760,489

Fair value of stock options granted to employees	-	-	-	-	51,717	-	-	51,717

Proceeds from exercise of stock options	-	-	9,831	1	60,531	-	-	60,532

Equity issuance cost	-	-	-	-	(13,931)	-	-	(13,931)

Excess tax benefit from exercise of stock options	-	-	-	-	16,000	-	-	16,000

Accumulated other comprehensive income	-	-	-	-	-	-	284,095	284,095

Net income	-	-	-	-	-	$4,078,347	-	4,078,347

BALANCE, APRIL 30, 2008	-	$-	7,251,083	$725	$50,775,938	$7,709,562	$283,007	$58,769,232

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – CONTINUED

							Accumulated
							Other Compre-	Total
	Preferred Stock		Common Stock		Additional	Retained	hensive	Shareholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Income (Loss)	Equity

BALANCE, MAY 1, 2008	-	$-	7,251,083	$725	$50,775,938	$7,709,562	$283,007	$58,769,232

Fair value of stock options granted to employees	-	-	-	-	134,240	-	-	134,240

Equity issuance cost	-	-	-	-	(5,000)	-	-	(5,000)

Repurchase of common stock	-	-	(308,817)	(31)	(729,699)	-	-	(729,730)

Accumulated other comprehensive loss	-	-	-	-	-	-	(604,805)	(604,805)

Net income	-	-	-	-	-	1,671,627	-	1,671,627

BALANCE, APRIL 30, 2009	-	$-	6,942,266	$694	$50,175,479	$9,381,189	$(321,798)	$59,235,564

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	April 30,
	2009	2008

OPERATING ACTIVITIES :
Net income	$1,671,627	$4,078,347
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,578,824	2,398,603
Fair value of stock options granted to employees	134,240	51,717
Provision for doubtful accounts	131,743	-
Amortization of debt issuance costs	12,266	-
Excess tax benefit from exercise of stock options	-	(16,000)
Minority interest	108,228	(22,115)
Loss (gain) on sale of fixed assets	29,649	(4,668)
Deferred income taxes	(126,583)	11,668
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,260,420	(5,378,553)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,393,027)	170,020
Inventory	299,260	(397,020)
Prepaid expenses and other current assets	(514,494)	(115,019)
Other assets	560,890	(536,157)
Accounts payable and accrued expenses	(294,564)	(452,234)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,148,341)	(328,318)
Deferred revenue	(94,953)	97,934
Income taxes payable	(176,998)	(803,479)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,038,187	(1,245,274)

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS – CONTINUED

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(1,233,829)	(715,849)
Acquisition of Hartford Operations, net of cash received	-	(3,534)
Acquisition of Sarasota Operations, net of cash received	-	60,892
Acquisition of Trenton Operations, net of cash received	(2,500,000)	(69,601)
Acquisition of Seattle Operations, net of cash received	240,565	(4,268,320)
Acquisition of Houston Operations, net of cash received	(709,540)	(524,572)
Acquisition of Sacramento Operations, net of cash received	(7,521)	(2,427,999)
Acquisition of Brisbane Operations, net of cash received	(287,735)	(922,763)
Acquisition of Brendale Operations, net of cash received	(195,170)	(1,605,868)
Acquisition of Portland Operations, net of cash received	(333,368)	-
NET CASH USED IN INVESTING ACTIVITIES	(5,026,598)	(10,477,614)

FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	-	60,532
Repurchase of common stock	(729,730)	-
Excess tax benefit from exercise of stock options	-	16,000
Equity issuance costs	(5,000)	(13,931)
Borrowings under lines of credit	3,250,000	4,726,056
Repayments under lines of credit	(2,750,000)	(6,540,991)
Repayments under loans payable, net	(1,273,179)	(921,779)
Borrowings of amounts due to shareholders	581,642	350,259
Repayments of capital lease obligations	(88,069)	(107,558)
NET CASH USED IN FINANCING ACTIVITIES	(1,014,336)	(2,431,412)

Effect of exchange rate changes on cash	(49,973)	45,091

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,052,720)	(14,109,209)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,449,530	21,558,739
CASH AND CASH EQUIVALENTS, END OF YEAR	$6,396,810	$7,449,530

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS – CONTINUED

	April 30, 2009	April 30, 2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$408,752	$522,984
Income taxes	1,284,710	$2,049,667
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for net non-cash assets received in acquisition	$0	$2,760,489

Issuance of notes for property and equipment	$28,244	$172,532

The accompanying notes are an integral part of these consolidated financial statements

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1 - BASIS OF PRESENTATION

This Annual Report on Form 10-K includes the accounts of WPCS International Incorporated (WPCS) and its wholly and majority-owned subsidiaries, WPCS International – Suisun City, Inc. (Suisun City Operations), WPCS International – Auburn, Inc. (Auburn Operations), WPCS International – St. Louis, Inc. (St. Louis Operations), WPCS International – Lakewood, Inc. (Lakewood Operations), WPCS International – Hartford, Inc. (Hartford Operations), WPCS International Sarasota, Inc. (Sarasota Operations), WPCS International – Trenton, Inc. (Trenton Operations), Taian AGS Pipeline Construction Co. Ltd (Beijing Operations), WPCS International – Seattle, Inc. (Seattle Operations), WPCS International – Houston, Inc. (Houston Operations), WPCS International – Sacramento, Inc (Sacramento Operations), WPCS International – Brisbane, Pty Ltd. (Brisbane Operations), WPCS International – Brendale, Pty Ltd. (Brendale Operations), WPCS International – Portland, Inc. (Portland Operations), WPCS Incorporated, Invisinet Inc., WPCS Australia Pty Ltd, and WPCS Asia Limited, collectively “we”, “us” or the "Company".

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash and highly-liquid investments with a maturity at time of purchase of three months or less.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company reduces credit risk by placing its temporary cash and cash equivalents with major financial institutions.  At times, such amounts may exceed Federally insured limits.  The Company reduces credit risk related to accounts receivable by routinely assessing the financial strength of its customers and maintaining an appropriate allowance for doubtful accounts based on its history of write-offs, current economic conditions and an evaluation of the credit risk related to specific customers. The Company does not require collateral in most cases, but may file claims against the construction project if a default in payment occurs.

Accounts Receivable

Accounts receivable are due within contractual payment terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Credit is extended based on evaluation of a customer's financial condition. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Included in the accounts receivable is retainage receivable of $3,499,161 and $2,626,788 at April 30, 2009 and 2008, respectively.

Inventory

Inventory consists of materials, parts and supplies principally valued at the lower of cost using the first-in-first-out (FIFO) method, or market.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided for, using straight-line methods, in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives. Repairs and maintenance costs are charged to operations as incurred. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets.

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

SFAS No. 142 requires that goodwill be tested at least annually, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of the business acquired (reporting unit) and compare it to the carrying value, including goodwill, of such business (reporting unit). If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step, based on the excess, if any, of the reporting unit’s carrying value of goodwill over its implied value.  The Company performed its annual impairment test as of April 30, 2009 and 2008 and determined that the goodwill was not impaired.

The Company determines the fair value of the businesses acquired (reporting units) for purposes of this test using the Income Approach, which utilizes a discounted cash flow model, as the Company believes that this approach best approximates the fair value of its reporting units. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. The fair value of the Company’s reporting units derived using discounted cash flow models exceeded the carrying values of the reporting units at April 30, 2009 and 2008.

Additionally, the Company evaluated the reasonableness of the estimated fair value of its reporting units by reconciling to its market capitalization. This reconciliation allowed the Company to consider market expectations in corroborating the reasonableness of the fair value of its reporting units.  In addition, the Company compared its market capitalization, including an estimated control premium that an investor would be willing to pay for a controlling interest in the Company and the discount the Company’s common stock trades compared to its peer group of companies.   The determination of a control premium and trading discount requires the use of judgment and is based primarily on comparable industry and deal-size transactions, related synergies and other benefits. The Company’s market capitalization declined during the third quarter of fiscal 2009, and subsequently, as a result of market-driven declines in its stock trading price. This decline is consistent with overall market conditions and is not a result of changes in its expectations of future cash flows. The Company’s reconciliation of the gap between its market capitalization and the aggregate fair value of the Company depends on various factors, some of which are qualitative and involve management judgment, including high backlog coverage of future revenue and experience in meeting operating cash flow targets.

Goodwill through the years ended April 30, 2009 and 2008 consisted of the following:

	Wireless	Specialty	Electrical
	Communication	Construction	Power	Total

Beginning balance, May 1, 2007	$10,926,178	$4,320,115	$5,223,315	$20,469,608

Trenton Operations acquisition	-	-	476,139	476,139
Hartford Operations acquisition	35,595	-	-	35,595
Sarasota Operations acquisition	(39,775)	-	-	(39,775)
Seattle Operations acquisition	-	-	4,505,562	4,505,562
Houston Operations acquisition	-	304,407	-	304,407
Sacramento Operations acquisition	-	-	1,796,709	1,796,709
Brisbane Operations acquisition	-	434,836	-	434,836
Brendale Operations acquisition	-	-	961,200	961,200
Foreign currency translation adjustments	-	27,557	15,663	43,220

Beginning balance, May 1, 2008	$10,921,998	$5,086,915	$12,978,588	$28,987,501

Trenton Operations acquisition	-	-	2,500,000	2,500,000
Seattle Operations acquisition	-	-	6,353	6,353
Houston Operations acquisition	-	539,570	-	539,570
Sacramento Operations acquisition	-	-	81,366	81,366
Brisbane Operations acquisition	-	522,866	-	522,866
Brendale Operations acquisition	-	-	336,112	336,112
Portland Operations acquisition	-	-	17,888	17,888
Foreign currency translation adjustments	-	(193,150)	(249,320)	(442,470)

Ending balance, April 30, 2009	$10,921,998	$5,956,201	$15,670,987	$32,549,186

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At April 30, 2009, the total amount of goodwill expected to be deducted for tax purposes is $11,765,976 related to the Lakewood, Hartford, Sarasota and Houston Operations acquisitions.

Other intangible assets consist of the following at April 30:
	Estimated useful life
	(years)	2009	2008

Customer list	3-9	$3,969,240	$4,119,269
Less accumulated amortization expense		(2,084,302)	(1,614,851)
		$1,884,938	$2,504,418

Contract backlog	1-3	$893,009	$919,722
Less accumulated amortization expense		(794,068)	(494,203)
		$98,941	$425,519

Amortization expense for other intangible assets for the years ended April 30, 2009 and 2008 was approximately $796,000 and $860,000, respectively.

There are no expected residual values related to these intangible assets. Estimated future amortization expense by fiscal year is as follows:

Year ending April 30,
2010	$517,439
2011	378,218
2012	313,497
2013	317,612
2014	195,360
Thereafter	261,753
Total	$1,983,879

Revenue Recognition

The Company generates its revenue by providing design-build engineering services for communications infrastructure. The Company’s design-build services report revenue pursuant to customer contracts that span varying periods of time. The Company reports revenue from contracts when persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is reasonably assured.

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

The length of the Company’s contracts varies. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets as they will be liquidated in the normal course of contract completion, although this may require more than one year.

The Company also recognizes certain revenue from short-term contracts when equipment is delivered or the services have been provided to the customer.  For maintenance contracts, revenue is recognized ratably over the service period.

Other Concentrations

The Company has 217 union employees.  A contract with 2 union employees for the Portland Operations expires on December 31, 2009.  A contract with 32 union employees for the Sacramento Operations expires on May 31, 2010. Two contracts with 77 union employees for the Suisun City Operations expire from December 31, 2009 to January 1, 2010. Three contracts with 5 union employees for the St. Louis Operations expire from September 1, 2009 to October 31, 2010.  A contract with 39 union employees for the Trenton Operations expires on May 1, 2010. A contract with 62 union employees for the Seattle Operations expires on May 31, 2010. At April 30, 2009, 39% of the Company’s labor force is subject to collective bargaining agreements, of which 37% will expire within one year.

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

Earnings Per Common Share

Earnings per common share is computed pursuant to SFAS No. 128, "Earnings Per Share" (EPS). Basic net income per common share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur from common stock issuable through stock options and warrants.  The table below presents the computation of basic and diluted net income per common share for the years ended April 30, 2009 and 2008, respectively:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic earnings per share computation	Year Ended
	April 30,
Numerator:	2009	2008

Net income	$1,671,627	$4,078,347

Denominator:

Basic weighted average shares outstanding	7,131,967	7,090,789

Basic net income per common share	$0.23	$0.58

Diluted earnings per share computation	Year Ended
	April 30,
Numerator:	2009	2008

Net income	$1,671,627	$4,078,347

Denominator:

Basic weighted average shares outstanding	7,131,967	7,090,789

Incremental shares from assumed conversion:

Conversion of stock options	22,318	181,376

Conversion of common stock warrants	-	576,176

Diluted weighted average shares	7,154,285	7,848,341

Diluted net income per common share	$0.23	$0.52

At April 30, 2009 and 2008, the Company had 629,952 and 645,818 stock options, respectively, and 1,883,796 warrants outstanding which are potentially dilutive securities. For the year ended April 30, 2009, 567,848 options and 1,883,796 warrants were not included in the computation of fully diluted earnings per common share.  For the year ended April 30, 2008, 152,718 options  were not included in the computation of fully diluted earnings per common share.  These potentially dilutive securities were excluded because the stock option or warrant exercise prices exceeded the average market price of the common stock, and therefore, the effects would be antidilutive.

Stock-Based Compensation Plans

In accordance with SFAS 123(R) (revised December 2004), “Share-Based Payment, an amendment of SFAS 123, Accounting for Stock-Based Compensation”, the Company recognizes stock-based employee compensation expense. The Company recorded stock-based compensation of $134,240 and $51,717 for the years ended April 30, 2009 and 2008, respectively.

At April 30, 2009, the total compensation cost related to unvested stock options granted to employees under the Company’s stock option plans but not yet recognized was approximately $253,000 and is expected to be recognized over a weighted-average period of 2.27 years. For the years ended April 30, 2009 and 2008, the weighted average fair value of stock options granted was $1.10 and $3.03, respectively.

The Company has elected to adopt the shortcut method provided in Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” for determining the initial pool of excess tax benefits available to absorb tax deficiencies related to stock-based compensation subsequent to the adoption of SFAS 123(R). The shortcut method includes simplified procedures for establishing the beginning balance of the pool of excess tax benefits (the APIC Tax Pool) and for determining the subsequent effect on the APIC Tax Pool and the Company’s consolidated statements of cash flows of the tax effects of share-based compensation awards. SFAS 123(R) requires that excess tax benefits related to share-based compensation be reflected as financing cash inflows.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. Compensation cost is then recognized on a straight-line basis over the vesting or service period and is net of estimated forfeitures.  The following assumptions were used to compute the fair value of stock options granted during the years ended April 30, 2009 and 2008, respectively:

	Year Ended
	April 30,
	2009	2008

Risk-free interest rate	1.53 - 2.84%	1.65 - 4.74%
Expected volatility	49.7-53.3%	53.8 - 58.3%
Expected dividend yield	0.00%	0.00%
Expected term ( in years)	3.0-3.5	3.25 - 3.75

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

Other Comprehensive Income

Other comprehensive income consists of the following at April 30:

	Year Ended
	April 30,
	2009	2008
Net income	$1,671,627	$4,078,347
Other comprehensive (loss) income -
foreign currency translation adjustments	(604,805)	284,095
Comprehensive income	$1,066,822	$4,362,442

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

In February, 2007, the FASB issued FASB Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 effective May 1, 2008.  The adoption of SFAS 159 did not have a material effect on the Company's consolidated financial position, results of operations, cash flows or financial statement disclosures.

On December 4, 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)), and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160).  These new standards will significantly change the accounting for and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will adopt and utilize the methods stipulated in SFAS 141(R) and SFAS 160 for all future transactions of this nature effective May 1, 2009.

On March 19, 2008, the FASB Issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities”(SFAS 161). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact that SFAS 161 will have on its consolidated financial position, results of operations, cash flows or financial statement disclosures.

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). The primary objective of EITF 07-5 is to provide guidance for determining whether an equity-linked financial instrument or embedded feature within a contract is indexed to an entity’s own stock, which is a key criterion of the scope exception to paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” An equity-linked financial instrument or embedded feature within a contract that is not considered indexed to an entity’s own stock could be required to be classified as an asset or liability and marked-to-market through earnings. EITF 07-5 specifies a two-step approach in evaluating whether an equity-linked financial instrument or embedded feature within a contract is indexed to its own stock. The first step involves evaluating the instrument’s contingent exercise provisions, if any, and the second step involves evaluating the instrument’s settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied to all instruments outstanding as of the effective date. The adoption of EITF 07-5 on May 1, 2009 is expected to have no impact on the Company’s consolidated financial position, results of operations, cash flows or financial statement disclosures.

In May 2009, the FASB issued SFAS 165, "Subsequent Events", which established principles and requirements for subsequent events. SFAS 165 details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. SFAS 165 is effective for interim or annual reporting periods ending after June 15, 2009. The Company will adopt SFAS 165 beginning in the first quarter of fiscal 2010.

In June 2009, the FASB issued SFAS 168, “Codification”, which confirmed that the FASB Accounting Standards Codification will become the single official source of authoritative US GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force ("EITF") and related literature. After that date, only one level of authoritative US GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change US GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification becomes effective for interim and annual periods ending on or after September 15, 2009. The Company will apply the Codification beginning in the second quarter of fiscal 2010.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Voacolo Electric Incorporated (Trenton Operations)

On March 30, 2007, the Company acquired Voacolo Electric Incorporated (Trenton Operations). The aggregate consideration paid by the Company, including acquisition transaction costs of $31,389, was $5,063,863 of which $3,781,389 was paid in cash and the Company issued 116,497 shares of common stock valued at $1,282,474. Included in aggregate purchase price consideration was additional cash consideration of $2,500,000 paid in June 2008 to the former shareholders regarding the earnout settlement for the twelve months ended March 31, 2008. The Trenton Operations was acquired pursuant to a Stock Purchase Agreement among the Company, and the former Voacolo Electric Incorporated shareholders, dated and effective as of March 30, 2007. The acquisition of the Trenton Operations expands the Company’s geographic presence in the Mid-Atlantic region and provides additional  electrical contracting services  in both high and low voltage applications, structured cabling and voice/data/video solutions, as well as the expansion of its operations into wireless video surveillance.

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

Major Electric, Inc (Seattle Operations)

On August 1, 2007, the Company acquired Major Electric, Inc (Seattle Operations). The aggregate consideration paid by the Company, including acquisition transaction costs of $44,226, was $6,292,151 of which $3,844,135 was paid in cash and the Company issued 242,776 shares of common stock valued at $2,448,016.  In connection with the additional purchase price adjustments to settle earnout and working capital adjustments, the Company recorded a receivable from the former shareholders of $371,566. Through April 30, 2009, the Company has received payments of $240,565 related to this receivable with the remaining balance of $131,001 due by September 1, 2009.

The Seattle Operations was acquired pursuant to a Stock Purchase Agreement among the Company and the former Major Electric, Inc shareholders, dated and effective as of August 1, 2007. The acquisition of the Seattle Operations expands the Company’s geographic presence in the Pacific Northwest region and provides additional electrical contracting services in direct digital controls, security, wireless SCADA applications and other communications infrastructure.

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

 Max Engineering LLC and Lincoln Wind LLC (Houston Operations)

On August 2, 2007, the Company acquired Max Engineering LLC. The aggregate consideration paid by the Company, including acquisition transaction costs of $30,498, was $1,117,679 of which $917,679 was paid in cash and the Company issued 17,007 shares of common stock valued at $200,000. The aggregate purchase price includes additional cash consideration of $287,181 paid to the former members regarding the earnout settlement for the twelve months ended August 1, 2008. In addition, the Company shall pay an additional $375,000 in cash or Company common stock if Houston Operations’ earnings before interest and taxes for the twelve months ending August 1, 2009 shall equal or exceed $375,000. The Houston Operations was acquired pursuant to a Membership Interest Purchase Agreement among the Company and the former members, dated and effective as of August 2, 2007. The acquisition of Max Engineering LLC expands the Company’s geographic expansion into Texas and provides additional engineering services that specialize in the design of communications infrastructure for the telecommunications, oil, gas and wind energy markets.

On June 26, 2008, the Company acquired all the assets of Lincoln Wind LLC for aggregate consideration of $422,359 in cash, including acquisition transaction costs of $22,359. The assets of Lincoln Wind LLC were acquired pursuant to an Asset Purchase Agreement among the Company, Lincoln Wind LLC and the former member. Lincoln Wind LLC is an engineering company focused on the implementation of meteorological towers that measure the wind capacity of geographic areas prior to the construction of a wind farm.  The acquisition of Lincoln Wind LLC provides additional engineering services that specialize in the design of communication systems for the wind energy market.

A valuation of certain assets was completed, including property and equipment and list of major customers, and the Company internally determined the fair value of other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approach.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price allocation has been determined as follows:

	Max Engineering LLC	Lincoln Wind LLC	Total
Assets purchased:
Cash	$105,926	$-	$105,926
Accounts receivable	256,829	-	256,829
Costs and estimate earnings in excess of billings	4,500	-	4,500
Fixed assets	21,890	139,970	161,860
Other Assets	1,950	-	1,950
Customer lists	216,000	30,000	246,000
Goodwill	591,588	252,389	843,977
	1,198,683	422,359	1,621,042
Liabilities assumed:
Accrued expenses	(59,186)	-	(59,186)
Payroll and other payable	(19,318)	-	(19,318)
Accrued tax payable	(2,500)	-	(2,500)
	(81,004)	-	(81,004)
Purchase price	$1,117,679	$422,359	$1,540,038

Gomes and Gomes, Inc dba Empire Electric (Sacramento Operations)

On November 1, 2007, the Company acquired Empire Electric (Sacramento Operations). The aggregate consideration paid by the Company, including acquisition transaction costs of $47,674, was $2,518,675 in cash. The Sacramento Operations was acquired pursuant to a Stock Purchase Agreement among the Company and the former shareholders of Empire Electric, dated as of November 1, 2007.  The acquisition of the Sacramento Operations expands the Company’s geographic presence in California and provides additional electrical contractor services that specialize in low voltage applications for healthcare, state government and military customers.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

James Design Pty Ltd (Brisbane Operations)

On November 30, 2007, the Company acquired James Design Pty Ltd (Brisbane Operations).  The aggregate consideration paid by the Company, including acquisition transaction costs of $81,153, was $1,562,879 in cash, and also includes additional cash consideration of $281,725 paid in May 2008 to the former shareholders for settlement of the net tangible asset adjustment.   The Brisbane Operations was acquired pursuant to a Share Purchase Agreement among the Company and the former shareholders of James, dated as of November 30, 2007. The Brisbane Operations is a design engineering services company specializing in building automation including mechanical, electrical, hydraulic, fire protection, security access and wireless systems. The acquisition of the Brisbane Operations provides the Company international expansion into Australia consistent with our emphasis on Australia, China and surrounding Pacific Rim countries.

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

RL &CA MacKay Pty Ltd dba Energize Electrical and BRT Electrical Pty Ltd (Brendale Operations)

On April 4, 2008, the Company acquired Energize Electrical. The aggregate consideration paid by the Company, including acquisition transaction costs of $114,112 was $1,689,756 in cash. And also include additional cash consideration of $32,522 paid in July 2008 to the former shareholders for settlement of the net tangible asset adjustment.  Energize Electrical was acquired pursuant to a Share Purchase Agreement among the Company and the former shareholders dated as of April 4, 2008. Energize Electrical is an electrical contractor specializing in underground utilities, maintenance and low voltage applications including voice, data and video for commercial and building infrastructure companies, and is expanding its wireless deployment capabilities.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 30, 2008, the Company acquired all the assets of BRT Electrical Pty Ltd (BRT) for aggregate consideration of $170,653 in cash, including acquisition transaction costs of $59,712. The assets of BRT were acquired pursuant to an Asset Purchase Agreement among Energize Electrical, the Company, BRT and the former shareholder. BRT is an electrical contractor specializing in low voltage applications including voice, data, security and energy management for commercial and building infrastructure companies. The aquisition of the Brendale operations provides further international expansion into Australia.

A valuation of certain assets was completed, including property and equipment, list of major customers and backlog, and the Company internally determined the fair value of other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approach.

The purchase price allocation has been determined as follows:

	Energize Electrical	BRT	Total
Assets purchased:
Cash	$21,429	$-	$21,429
Accounts receivable	189,197	-	189,197
Inventory	55,084	4,328	59,412
Costs and estimated earnings in excess of billings	415	7,775	8,190
Fixed assets	106,165	37,820	143,985
Deferred tax assets	2,108	-	2,108
Customer lists	509,740	-	509,740
Goodwill	1,176,582	120,730	1,297,312
	2,060,720	170,653	2,231,373
Liabilities assumed:

Accounts payable	(69,562)	-	(69,562)
Accrued expenses	(7,444)	-	(7,444)
Payroll and other payable	(37,175)	-	(37,175)
Sales and use tax payable	(12,449)	-	(12,449)
Income tax payable	(91,412)	-	(91,412)
Deferred tax liabilities	(152,922)	-	(152,922)
	(370,964)	-	(370,964)
Purchase price	$1,689,756	$170,653	$1,860,409

Midway Electric Company (Portland Operations)

On March 9, 2009, the Company acquired Midway Electric Company (Portland Operations).  The aggregate consideration of paid by us, including acquisition transaction costs of $26,616, was $426,616 in cash.  Portland Operations was acquired pursuant to a Stock Purchase Agreement among us and the former shareholders of Midway Electric Company, dated as of March 9, 2009. The acquisition of the Portland Operations expands our geographic presence in the Pacific Northwest and provides additional electrical contractor services in both high and low voltage applications for corporate enterprise, healthcare, state and local government and educational institutions.

The preliminary purchase price allocation has been made resulting in goodwill and other intangible assets of approximately $18,000.  Upon completion of a final purchase price allocation, there may be an increase or decrease in the amount of goodwill and a corresponding increase or decrease in other intangible assets.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The preliminary purchase price allocation has been determined as follows:

Assets purchased:
Cash	$93,248
Accounts receivable	86,555
Inventory	64,164
Prepaid expenses	13,469
Costs and estimated earnings in excess of billings	10,182
Fixed assets	205,615
Goodwill and other intangible assets	17,888
491,121
Liabilities assumed:

Accounts payable	(30,842)
Accrued expenses	(2,189)
Payroll and other payable	(23,292)
Billings in excess of costs and estimated earnings	(3,249)
Capital lease obligation	(4,933)

(64,505)
Purchase price	$426,616

Pro forma Information

The following unaudited pro forma financial information presents the combined results of operations of the Company, Seattle, Houston, Sacramento, Brisbane, Brendale and Portland Operations for the years ended April 30, 2009 and 2008 as if the acquisitions had occurred at May 1, 2007, including the issuance of the Company’s common stock as consideration for the acquisition of Seattle. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Seattle, Houston, Sacramento, Brisbane, Brendale and Portland Operations been a single entity during these periods.

	Year Ended
	April 30,
	2009	2008

Revenues	$109,083,083	$116,742,878

Net income	1,718,808	5,025,162

Basic weighted average shares	7,131,967	7,251,083
Diluted weighted average shares	7,154,285	8,008,635

Basic net income per share	$0.24	$0.69
Diluted net income per share	$0.24	$0.63

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Although management believes it has established adequate procedures for estimating costs to complete on open contracts, additional costs could occur on contracts prior to completion. Costs and estimated earnings on uncompleted contracts consist of the following at April 30:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2009	2008
Costs incurred on uncompleted contracts	$66,056,622	$66,331,553
Estimated contract profit	21,903,172	20,900,509
	87,959,794	87,232,062
Less: billings to date	85,241,971	86,947,332
Net excess of costs	$2,717,823	$284,730

Costs and estimated earnings in excess of billings	$5,229,043	$3,887,152
Billings in excess of costs and estimated earnings
on uncompleted contracts	(2,511,220)	(3,602,422)
Net excess of costs	$2,717,823	$284,730

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at April 30:

	Estimated useful life (years)	2009	2008

Furniture and fixtures	5 – 7	$290,942	$249,426
Computers and software	2 – 3	1,103,795	938,370
Office equipment	5 – 7	176,020	157,092
Vehicles	5 – 7	3,953,395	3,335,752
Machinery and equipment	5	5,833,969	5,212,807
Leasehold improvements	2 – 3	397,525	354,626
		11,755,646	10,248,073
Less accumulated depreciation and amortization expense		5,087,614	3,419,911
		$6,668,032	$6,828,162

Depreciation expense for property and equipment for the years ended April 30, 2009 and 2008 was approximately $1,783,000 and $1,539,000, respectively.

NOTE 6 – LONG-TERM DEBT

Lines of Credit

On April 10, 2007, the Company entered into a loan agreement with Bank of America, N.A. (BOA), as amended. The loan agreement (Loan Agreement) provides for a revolving line of credit in an amount not to exceed $15,000,000, together with a letter of credit facility not to exceed $2,000,000. The Company and its subsidiaries also entered into security agreements with BOA, pursuant to which the Company granted a security interest to BOA in all of its assets.   The Loan Agreement contains customary covenants, including but not limited to (i) funded debt to tangible net worth, and (ii) minimum interest coverage ratio. The loan commitment shall expire on April 10, 2010, and the Company may repay the loan at any time.

Loans under the Loan Agreement bear interest at a rate equal to BOA’s prime rate, minus one percentage point, or the Company has the option to elect to use the optional interest rate of LIBOR plus one hundred seventy-five basis points.  As of April 30, 2009, the interest rate was 2.25% on outstanding borrowings of approximately $5,626,000 under the Loan Agreement.

Loans Payable

The Company’s long-term debt also consists of notes issued by the Company or assumed in acquisitions related to working capital funding and the purchase of property and equipment in the ordinary course of business. At April 30, 2009, loans payable and capital lease obligations totaled $408,270 with interest rates ranging from 0% to 12.67%.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to Shareholders

As of April 30, 2009, the Beijing Operations had outstanding loans due to a related party, Taian Gas Group (TGG), totaling $2,951,008, of which $2,638,152 matures on December 31, 2009, and bears interest at 6.83%. The remaining balance of $312,856 represents working capital loans from TGG to the Beijing Operations in the normal course of business.

The aggregate maturities of long-term debt, including loans payable, capital lease obligations, due to shareholders and lines of credit are as follows:

Year ending April 30,
	Loans Payable	Capital Lease	Due to Shareholders	Line of Credit	Total
2010	$89,210	$96,001	$2,951,008	$5,626,056	$8,762,275
2011	42,138	81,928	-	-	124,066
2012	19,976	54,281	-	-	74,257
2013	9,520	15,216	-	-	24,736
2014	-	-	-	-	-
Total long-term debt	$160,844	$247,426	$2,951,008	$5,626,056	$8,985,334

NOTE 7 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of the Suisun City Operations, the Company assumed a ten-years lease with a trust, of which, a certain officer of the Company is the trustee, for a building and land located in Suisun City, California, which is occupied by its Suisun City Operations.  For the years ended April 30, 2009 and 2008, the rent paid for this lease was $93,660 and $90,943, respectively.

In connection with the acquisition of the Sarasota Operations in fiscal 2007, the Company leases its Sarasota, Florida location from a trust, of which one of the former shareholders of the Sarasota Operations is the trustee. For the years ended April 30, 2009 and 2008, the rent paid for this lease was $54,091 and $52,516, respectively.

In connection with the acquisition of the Trenton Operations in fiscal 2007, the Company leases its Trenton, New Jersey location from Voacolo Properties LLC, of which the former shareholders of Voacolo Electric Incorporated  are the members. For the years ended April 30, 2009 and 2008, the rent paid for this lease was $60,000 and $54,500, respectively.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the acquisition of the Beijing Operations in fiscal 2007, the Company’s joint venture partner provided the office building for Beijing Operations rent free during fiscal year 2009.  The Company expects to enter into a lease with the joint venture partner in fiscal 2010. The Beijing Operations revenue from a related party is $76,210 and $236,323 for the years ended April 30, 2009 and 2008, respectively. The Beijing Operations accounts receivable from a related party is $171,393 and $95,182 as of the years ended April 30, 2009 and 2008, respectively.

NOTE 8 - RETIREMENT PLANS

The Company and its subsidiaries participate in employee savings plans under Section 401(k) of the Internal Revenue Code pursuant to which eligible employees may elect to defer a portion of their annual salary by contributing to the plan. There were no contributions made for the year ended April 30, 2009. There was approximately $15,000 in contributions made for the year ended April 30, 2008.

The Company also contributes to multi-employer pension plans which provide benefits to union employees covered by a collective bargaining agreement.   The Company incurred total costs under such agreements of approximately $3,933,000 and $1,798,000 for the years ended April 30, 2009 and 2008, respectively.

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

NOTE 9 - INCOME TAXES

The provision for income taxes for the years ended April 30, 2009 and 2008 is summarized as follows:

Provision for income taxes:
	2009	2008
Current
Federal	$537,000	$1,846,000
State	223,084	649,717
Foreign	233,317	98,207
Deferred
Federal	15,000	126,832
State	(29,000)	(101,000)
Foreign	9,626	(42,408)
Totals	$989,027	$2,577,348

The actual provision for income taxes reflected in the consolidated statements of income for the years ended April 30, 2009 and 2008 differs from the provision (benefit) computed at the Federal statutory tax rates. The principal differences between the statutory income tax and the actual provision for income taxes are summarized as follows:

Reconciliation of statutory income tax rate:
	2009	2008
Expected tax (benefit) provision at statutory rate (34%)	$904,403	$2,262,936
State and local taxes, net of Federal tax benefit	127,157	428,813
Foreign income taxes	(36,283)	55,799
Section 199 permanent difference	(119,000)	(85,000)
Other	112,750	(85,200)
Totals	$989,027	$2,577,348

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences which give rise to deferred tax assets and liabilities are summarized as follows:

Deferred taxes:
	2009	2008
Deferred tax assets:

Allowance for doubtful accounts	$38,000	$27,000
Net operating loss carryforward	32,000	122,000
Federal benefit of deferred state tax liabilities	19,000	15,000
Foreign deferred tax benefits	78,066	84,731
Deferred tax assets-current	167,066	248,731

Customer lists	187,000	143,000
Net operating loss carryforward	322,000	126,000
Valuation allowance	(268,000)	(126,000)
Federal benefit of deferred state tax liabilities	86,000	77,000
Foreign deferred tax benefits	5,634
Deferred tax assets-long term	332,634	220,000

Deferred tax liabilities:

Inventory	-	(14,000)
Federal benefit of deferred state tax liabilities	(44,000)	(53,000)
Foreign deferred tax liabilities	(52,653)	(145,792)
Deferred tax liabilities-current	(96,653)	(212,792)

Fixed assets	(265,000)	(210,000)
Backlog	(43,000)	(139,000)
Customer lists	(165,000)	(110,000)
Goodwill	(1,161,000)	(912,000)
Foreign deferred tax liabilities	(166,605)	(22,786)
Deferred tax liabilities-long term	(1,800,605)	(1,393,786)

Net deferred tax liabilities	$(1,397,558)	$(1,137,847)

At April 30, 2009, the Company has net operating loss carryforwards for state tax purposes approximating $4.3 million expiring through 2025.  Due to the uncertainty of recognizing a tax benefit on these losses in certain states, the Company has provided a valuation allowance on the available net operating loss carryforwards of approximately $3,000,000 at April 30, 2009.  The income tax effect of the change in valuation allowance amounted to an expense of $142,000 and a benefit of $28,000 for the years ended April 30, 2009 and 2008, respectively.

Undistributed earnings of the Company’s foreign subsidiaries were approximately $345,000 and $41,000 for the years ended April 30, 2009 and 2008, respectively. These earnings, which reflect full provision for foreign income taxes, are considered to be indefinitely reinvested in foreign operations or will be reinvested substantially free of additional tax. Accordingly, no provision for Federal income taxes has been provided thereon. Upon repatriation of these earnings, in the form of dividends or otherwise, the Company will be subject to both Federal income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred income tax liability versus current income tax payable is not practicable due to the complexities associated with its hypothetical calculation. However, unrecognized foreign tax credit carryforwards would become available to reduce some portion of the Federal liability.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCK OPTION PLANS

In September 2006, the Company adopted the 2007 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2007 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  These shares were registered under Form S-8. At April 30, 2009, options to purchase 180,000 shares were outstanding at exercise prices ranging from $2.37 to $6.33. At April 30, 2009, there were 220,000 options available for grant under the 2007 Incentive Stock Plan.

In September 2005, the Company adopted the 2006 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2006 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  These shares were registered under Form S-8. Under the terms of the 2006 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant.  These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At April 30, 2009, options to purchase 288,602 shares were outstanding at exercise prices ranging from $6.14 to $12.10. At April 30, 2009, there were 39,822 options available for grant under the 2006 Incentive Stock Plan.

In March 2003, the Company established a stock option plan pursuant to which options to acquire a maximum of 416,667 shares of the Company's common stock were reserved for grant (the "2002 Plan"). These shares were registered under Form S-8. Under the terms of the 2002 Plan, the options are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At April 30, 2009, options to purchase 161,350 shares were outstanding at exercise prices ranging from $2.37 to $12.10. At April 30, 2009, there were 112,800 shares available for grant under the 2002 Plan.

The following is a summary of information with respect to stock options granted under the 2002 Plan, 2006 Incentive Stock Plan and 2007 Incentive Stock Plan at April 30, 2009 and April 30, 2008:

	Options Outstanding at April 30, 2009			Options Exercisable at April 30, 2009
Exercise prices	Shares under option	Weighted-average remaining life in years	Weighted-average Exercise Price	Shares under option	Weighted-average Exercise Price
$2.37 - $4.80	123,866	4.15	$2.59	9,966	$4.80
$5.25 - $7.27	485,484	1.78	$6.24	405,571	$6.24
$8.79 - $12.10	20,602	2.91	$10.65	11,035	$9.95

Totals	629,952	2.29	$5.67	426,572	$6.30

	Options Outstanding at April 30, 2008			Options Exercisable at April 30, 2008
Exercise prices	Shares under option	Weighted-average remaining life in years	Weighted-average Exercise Price	Shares under option	Weighted-average Exercise Price
$4.80 - $5.52	37,217	1.72	$5.12	37,217	$5.12
$6.10 - $9.00	533,345	2.62	$6.45	432,220	$6.44
$10.92-$14.40	75,256	1.09	$11.98	60,456	$12.11

Totals	645,818	2.39	$7.02	529,893	$7.00

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity for the year ended April 30, 2009, during which there were no options exercised under the Company’s stock option plans:

	2002 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2008	238,092	$8.21

Granted	25,900	$4.56
Exercised	-	-
Forfeited/Expired	(102,642)	$10.32

Outstanding, April 30, 2009	161,350	$6.28	1.5	$0

Vested and expected to vested, April 30, 2009	156,028	$6.30	1.4	$0

Exercisable, April 30, 2009	125,086	$6.42	0.8	$0

	2006 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2008	327,726	$6.32

Granted	-	-
Exercised	-	-
Forfeited/Expired	(39,124)	$6.17

Outstanding, April 30, 2009	288,602	$6.34	1.5	$0

Vested and expected to vested, April 30, 2009	288,025	$6.33	1.5	$0

Exercisable, April 30, 2009	282,742	$6.25	1.5	$0

	2007 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2008	80,000	$6.33

Granted	105,000	$2.40
Exercised	-	-
Forfeited/Expired	(5,000)	$6.33

Outstanding, April 30, 2009	180,000	$4.04	4.2	$0

Vested and expected to vested, April 30, 2009	158,812	$4.02	4.2	$0

Exercisable, April 30, 2009	18,750	$6.33	3.8	$0

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SHAREHOLDERS' EQUITY

Common Stock Purchase Warrants

The Company sold an aggregate of 2,083,887 shares of common stock and 2,083,887 common stock purchase warrants on November 16, 2004.  At April 30, 2009, 1,883,796 warrants were outstanding at an exercise price of $6.99, and expire on November 16, 2009. The exercise price of the warrants is subject to customary adjustment provisions for stock splits, combinations, dividends and the like. In April 2009, the Company and its warrant holders amended the warrant agreement to eliminate any adjustment provisions for lower price issuances. The warrants are callable by the Company, upon 30 days notice, should the common stock trade at or above $25.20 per share for 25 out of 30 consecutive trading days. A maximum of 20% of the warrants may be called in any three-month period.  There were no grants, exercises or expirations  for the years ended April 30, 2009 and 2008.

NOTE 12 - SEGMENT REPORTING

The Company's reportable segments are determined and reviewed by management based upon the nature of the services, the external customers and customer industries and the sales and distribution methods used to market the products.   The Company has three reportable segments: wireless communications, specialty construction and electrical power.  Management evaluates performance based upon income (loss) before income taxes. Corporate includes corporate salaries and external professional fees, such as accounting, legal and investor relations costs which are not allocated to the other subsidiaries.  Corporate assets primarily include cash and prepaid expenses.  Segment results for the years ended April 30, 2009 and 2008 are as follows:

	As of and for the Year Ended April 30, 2009
	Corporate	Wireless Communication	Specialty Construction	Electrical Power	Total

Revenue	$-	$34,161,061	$16,581,079	$56,359,220	$107,101,360

Depreciation and amortization	$31,683	$714,497	$966,058	$866,586	$2,578,824

Income (loss) before income taxes provision	$(1,212,711)	$276,731	$(623,812)	$4,220,446	$2,660,654

Goodwill	$-	$10,921,998	$5,956,201	$15,670,987	$32,549,186

Total assets	$6,182,006	$21,643,805	$18,597,669	$36,721,633	$83,145,113

	As of and for the Year Ended April 30, 2008
	Corporate	Wireless Communication	Specialty Construction	Electrical Power	Total

Revenue	$-	$46,021,381	$13,058,528	$42,351,219	$101,431,128

Depreciation and amortization	$36,186	$676,933	$905,277	$780,207	$2,398,603

Income (loss) before income taxes provision	$(583,467)	$2,994,963	$(793,934)	$5,038,133	$6,655,695

Goodwill	$-	$10,921,998	$5,086,916	$12,978,587	$28,987,501

Total assets	$5,457,038	$26,024,048	$16,975,472	$35,491,583	$83,948,141

As of and for the years ended April 30, 2009 and 2008, the specialty construction segment includes approximately $3,008,000 and $1,740,000 in revenue and $1,853,000 and $1,748,000 of net assets held in China related to the Company’s 60% interest in the Beijing Operations, respectively. As of and for the years ended April 30, 2009 and 2008, the specialty construction segment includes approximately $1,397,000 and $678,000 in revenue and $1,540,000 and $1,165,000 of net assets held in Australia related to the Company’s 100% ownership in the Brisbane Operations. As of and for the years ended April 30, 2009 and 2008, electrical power segment includes approximately $2,025,000 and $136,000 in revenue and $1,961,000 and $1,659,000 of net assets held in Australia related to the Company’s 100% ownership in the Brendale Operations.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has entered into employment contracts ranging from one to three years with certain of its employees.  The aggregate base salary commitments under these contracts at April 30, 2009 are summarized as follows:

Year ending April 30,
2010	$2,862,257
2011	1,446,879
2012	731,575
Total aggregate base salary commitments	$5,040,711

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. The Company is currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on its business, consolidated financial condition or operating results.

Lease Commitments

The Company leases its office facilities pursuant to noncancelable operating leases expiring through April 2014. The Company also has noncancelable vehicle leases.  The minimum rental commitments under these noncancelable leases at April 30, 2009 are summarized as follows:

Year ending April 30,
2010	$1,283,559
2011	790,973
2012	356,449
2013	161,270
2014	109,943
Thereafter	234
Total minimum lease payments	$2,702,428

Rent expense for all operating leases was approximately $988,000 and $786,000 in 2009 and 2008, respectively.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

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

As of April 30, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of April 30, 2009.  Management’s assessment of internal control over financial reporting was based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of April 30, 2009.

The effectiveness of our internal control over financial reporting as of April 30, 2009 has not been audited by J.H. Cohn, LLP, an independent registered public accounting firm. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their ages as of the date hereof are as follows:

NAME	AGE	OFFICES HELD
Andrew Hidalgo	53	Chairman, Chief Executive Officer and Director
Joseph Heater	45	Chief Financial Officer
Donald Walker	46	Executive Vice President
James Heinz	49	Executive Vice President
Myron Polulak	55	Executive Vice President
Charles Madenford	46	Executive Vice President
Norm Dumbroff	48	Director
Neil Hebenton	53	Director
Gary Walker	54	President of Suisun City Operations and Director
William Whitehead	53	Director
Michael Doyle	54	Director

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

Donald Walker, Executive Vice President

Mr. Walker has been Executive Vice President since December 2002. Mr. Walker was the founder of Walker Comm, Inc. (Suisun City Operations) and its Chief Executive Officer from November 1996 until its acquisition by WPCS in December 2002. He has over twenty-one years of project management experience and is a Registered Communications Distribution Designer (RCDD). In addition, Mr. Walker is a committee member with the National Electrical Contractors Association (NECA). Mr. Walker began his project engineer career at General Dynamics where he developed his engineering skills while managing large projects and coordinating technical staff.

James Heinz, Executive Vice President

Mr. Heinz has been Executive Vice President since April 2004. Mr. Heinz was the founder of Heinz Corporation (St. Louis Operations) and its President since January 1994 until its acquisition by WPCS in April 2004. Mr. Heinz has over twenty years of project engineering experience in civil and commercial engineering projects with over ten years specifically dedicated to wireless infrastructure services. Mr. Heinz is the Chairman of the Construction Advisory Board for Southern Illinois University and a general advisory member of the School of Engineering. He holds a B.S. degree in construction management from Southern Illinois University.

Myron Polulak, Executive Vice President

Mr. Polulak has been Executive Vice President since December 2008.  Mr. Polulak was the principal founder of New England Communications Systems, Inc. ( Hartford Operations) and its president since acquisition by WPCS in June 2006.  Mr. Polulak has over thirty years experience in the wireless industry with 30 years including state and local government system design and sales.  Mr. Polulak is a committee member of the Eastern Regional Motorola Service Station board, member of Associated Public Communications Organization and recent past chairman of Motorola National Service Advisory Council.  Mr. Polulak holds a B.S. degree in marketing and business management from Seton Hall University, Orange, NJ.

Charles Madenford, Executive Vice President

Mr. Madenford has been Executive Vice President since April 2007.  He is also currently president of the Auburn Operations, a position he has held since September 2005.  From May 2003 to August 2005, Mr. Madenford was a Vice President for Auburn Operations.  Prior to that, from September 2002 to May 2003, he served as Project Manager for W.E. Lyons Construction Company, a general contractor.  Prior to that, from August 1995 to August 2002, Mr. Madenford served as a vice president for N.V. Heathorn, a West Coast mechanical and architectural firm.   Mr. Madenford has over twenty-one years of project engineering experience in mechanical and construction engineering.   He holds a B.S. degree in civil engineering with a minor in industrial engineering from the University of Dayton.

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

Gary Walker, President of Suisun City Operations and Director

Mr. Walker became a director of WPCS in December 2002. He is currently the president of the Suisun City Operations, a position he has held since November 1996. Prior to his involvement with the Suisun City Operations, Mr. Walker had a distinguished career with the U.S. Navy and also held an elected political position in Suisun City, California. He holds a B.A. in Business Management from St. Mary’s College in Moraga, California.

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

Michael Doyle, Director

Mr. Doyle became a director of WPCS in November 2008. He is the Founder and President of Broader Vision LLC. Mr. Doyle also serves as a member of the Board of Directors of RCH Cable (since February 2009), and non-profit Mommy’s Light Lives on Fund (since 2003). Mr. Doyle has served as a key executive for Comcast Corporation from November 1983 until his retirement in July 2008. He was most recently president of Comcast’s Eastern Division, the largest division of Comcast Cable group from November 1983 until his retirement in July 2008.  Mr. Doyle received a B.S. from Drew University.

The following is a summary of the committees on which our directors serve.

Audit Committee

Our Audit Committee currently consists of William Whitehead, Norm Dumbroff, Neil Hebenton and Michael Doyle, with Mr. Whitehead elected as Chairman of the Committee. Our Board of Directors has determined that each of Messrs. Whitehead, Dumbroff , Hebenton and Doyle are “independent” as that term is defined under applicable SEC rules and under the current listing standards of the NASDAQ Stock Market. Mr. Whitehead is our audit committee financial expert.

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

Executive Committee

Our Executive Committee currently consists of Michael Doyle, Norm Dumbroff, Neil Hebenton, and William Whitehead with Mr. Doyle elected as Chairman of the Committee. Our Board of Directors has determined that all of the members are “independent” under the current listing standards of the NASDAQ Stock Market. Our Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Executive Committee.

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

Nominating Committee

Our Nominating Committee currently consists of Neil Hebenton, Norm Dumbroff, William Whitehead and Michael Doyle, with Mr. Hebenton elected as Chairman of the Committee. The Board of Directors has determined that all of the members are “independent” under the current listing standards of the NASDAQ Stock Market.

Our Nominating Committee has responsibility for assisting the Board in, among other things, effecting the organization, membership and function of the Board and its committees. The Nominating Committee shall identify and evaluate the qualifications of all candidates for nomination for election as directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. Except as disclosed below, we believe that, during fiscal 2009, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

Form 4 reports were not filed by Andrew Hidalgo, Joseph Heater, James Heinz, Charles Madenford, Donald Walker, Norm Dumbroff, Neil Hebenton, Gary Walker and William Whitehead relating to stock options granted in the amounts of 25,000, 12,500, 12,500, 12,500, 12,500, 5,000, 5,000, 5,000 and 5,000, respectively.  The options vest 50% on October 10, 2009 and 50% on October 10, 2010 at an exercise price of $2.37 per share.

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

Submitted by the Executive Committee
Michael Doyle, Chairman
Norm Dumbroff
Neil Hebenton
William Whitehead

COMPENSATION DISCUSSION AND ANALYSIS (CD&A)

The following discussion and analysis of compensation arrangements of our named executive officers for the fiscal year ended April 30, 2009 should be read together with the compensation tables and related disclosures set forth below.

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

Our overall compensation philosophy is to provide an executive compensation package that enables us to attract, retain and motivate executive officers to achieve our short-term and long-term business goals. We strive to apply a uniform philosophy regarding compensation of all employees, including members of senior management. This philosophy is based upon the premise that our achievements result from the combined and coordinated efforts of all employees working toward common goals and objectives in a competitive, evolving market place. The goals of our compensation program are to align remuneration with business objectives and performance and to enable us to retain and competitively reward executive officers and employees who contribute to our long-term success.  In making executive compensation and other employment compensation decisions, the Executive Committee considers achievement of certain criteria, some of which relate to our performance and others of which relate to the performance of the individual employee. Awards to executive officers are based on our achievement  and individual performance criteria.

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

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Contract with Andrew Hidalgo

On February 1, 2004, we entered into a three-year employment contract with Andrew Hidalgo, our Chairman and Chief Executive Officer. Upon each one year anniversary of the agreement, the agreement will automatically renew for another three years from the anniversary date. Effective June 1, 2008, the base salary under the agreement was $325,000 per annum. In addition, Mr. Hidalgo is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time.

Contract with Joseph Heater

On June 1, 2005, we entered into a three-year employment contract with Joseph Heater, our Chief Financial Officer. Upon each one year anniversary of the agreement, the agreement will automatically renew for another three years from the anniversary date. Effective June 1, 2008, the base salary under the agreement was $250,000 per annum.  In addition, Mr. Heater is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time.

Contract with Donald Walker

On February 1, 2007, we entered into a three-year employment contract with Mr. Walker with a base salary of $160,000 per annum. Effective May 1, 2009, the base salary under the agreement was amended to $165,000. Upon each one year anniversary of the agreement, the agreement will automatically renew for another three years from the anniversary date. In addition, Mr. Walker is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. Mr. Walker is also entitled to the full-time use of an automobile owned or leased by us, for which we reimburse Mr. Walker for all maintenance and gasoline expenses associated with the use of the automobile. Mr. Walker is also entitled to receive an annual bonus of 3.0% of the operating income before the deduction of interest and taxes of designated subsidiaries assigned by us.

Contract with Gary Walker

On February 1, 2007, we entered into a three-year employment contract with Mr. Walker with a base salary of $150,000 per annum. Effective May 1, 2009, the base salary under the agreement was amended to $155,000. Upon each one year anniversary of the agreement, the agreement will automatically renew for another three years from the anniversary date. In addition, Mr. Walker is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. Mr. Walker is also entitled to the full-time use of an automobile owned or leased by us, for which we reimburse Mr. Walker for all maintenance and gasoline expenses associated with the use of the automobile. Mr. Walker is also entitled to receive an annual bonus of 3.0% of the operating income of the Suisun City Operations prior to the deduction of interest and taxes.

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

Contract with Myron Polulak

On December 1, 2008, we entered into a three-year employment contract with Mr. Polulak with a base salary of $160,000 per annum.  Upon each one year anniversary of the agreement, the agreement will automatically renew for another three years from the anniversary date.  In addition, Mr. Polulak is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. Mr. Polulak is entitled to receive an annual bonus of 3.0% of earnings before the deduction of interest and income taxes of designated subsidiaries assigned by us.

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

The following table sets forth in summary form the compensation received during the fiscal years ended April 30, 2009 and 2008 by the Company's Chief Executive Officer, Chief Financial Officer and each of the Company’s four other most highly compensated executive officers based on salary and bonus earned during the 2009 and 2008 fiscal years.

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, Chief, Financial Officer and four other highest paid executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the “named executive officers”) for fiscal years 2009 and 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (7)	All Other Compensation ($)		Total ($)

Andrew Hidalgo	2009	318,750	50,400	5,927	11,359	(8)	386,435
Chairman, Chief Executive Officer and Director (1)	2008	225,000	70,000	1,087	9,466	(8)	305,553

Joseph Heater	2009	245,417	36,000	2,963	-		284,380
Chief Financial Officer (2)	2008	195,000	50,000	652	-		245,652

Donald Walker	2009	160,000	86,116	2,963	-		249,079
Executive Vice President (3)	2008	160,000	64,671	217	-		224,888

Gary Walker	2009	150,000	79,819		-		229,819
President- Walker and Director (4)	2008	150,000	68,067	217	-		218,284

Richard Schubiger	2009	114,500	24,415	-	142,725	(9)	281,640
Executive Vice President (5)	2008	195,000	120,428	217	-		315,645

James Heinz	2009	160,000	66,461	2,963	-		229,424
Executive Vice President (6)	2008	160,000	50,623	217	-		210,840

(1)	Mr. Hidalgo has served as Chairman, Chief Executive Officer and Director since May 24, 2002.

(2)	Mr. Heater has served as Chief Financial Officer since July 15, 2003.

(3)	Mr. Walker has served as Executive Vice President since December 30, 2002.

(4)	Mr. Walker has served as President of the Suisun City Operations and as a Director since December 30, 2002.

(5)
Mr. Schubiger served as Executive Vice President from November 24, 2004 until October 31, 2008 pursuant to an employment agreement that paid him $225,000 annually, at which time the Company and Mr. Schubiger entered into a separation agreement to which the Company paid Mr. Schubiger a severance payment of $125,000 on November 10, 2008.

(6)	Mr. Heinz has served as Executive Vice President since April 2, 2004.

(7)
 Represents the dollar amount of compensation expense recognized in fiscal 2009 and 2008 for financial reporting purposes related to stock option awards granted in fiscal 2009 and 2008 under SFAS 123R, as discussed in Note 2, "Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(8)	Represents lease payments for use of company-leased vehicle.

(9)	Represents severance and vehicle payments.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth information regarding the number of stock options granted to named executive officers during fiscal 2009.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Andrew Hidalgo	10/10/08	25,000	2.37	22,996
Joseph Heater	10/10/08	12,500	2.37	11,498
James Heinz	10/10/08	12,500	2.37	11,498
Donald Walker	10/10/08	12,500	2.37	11,498
Gary Walker	10/10/08	5,000	2.37	4,599

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of April 30, 2009.

Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date

Andrew Hidalgo	73,046	-	$6.60	10/6/2009
	126,690	-	$6.14	10/13/2010
	6,250	18,750	$6.33	3/14/2013
	-	25,000	$2.37	10/10/2013

Joseph Heater	7,500	-	$6.60	10/6/2009
	63,345	-	$6.14	10/13/2010
	3,750	11,250	$6.33	3/14/2013
	-	12,500	$2.37	10/10/2013

James Heinz	10,000	-	$5.25	2/1/2010
	38,007	-	$6.14	10/13/2010
	1,250	3,750	$6.33	3/14/2013
	-	12,500	$2.37	10/10/2013

Donald Walker	1,250	3,750	$6.33	3/14/2013
	-	12,500	$2.37	10/10/2013

Gary Walker	1,250	3,750	$6.33	3/14/2013
	-	5,000	$2.37	10/10/2013

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2009 for services to our company.
Name	Fees Earned or Paid in Cash	Option Awards ($)	Total ($)
Norm Dumbroff (1)	10,000	4,600	14,600
Neil Hebenton (2)	10,000	4,600	14,600
William Whitehead (3)	10,000	4,600	14,600
Michael Doyle (4)	-	9,480	9,480
Total:	30,000	23,280	53,280

*
Amounts represent the amount of compensation expense recognized in fiscal 2009 for awards granted in fiscal 2009 and 2008  under SFAS 123R, as discussed in Note 2, "Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(1)	33,988 options were outstanding as of April 30, 2009, of which 25,238 were exercisable as of April 30, 2009.

(2)	21,904 options were outstanding as of April 30, 2009, of which 13,154 were exercisable as of April 30, 2009.

(3)	28,988 options were outstanding as of April 30, 2009, of which 25,238 were exercisable as of April 30, 2009.

(4)	10,000 options were outstanding as of April 30, 2009, of which none were exercisable as of April 30, 2009.

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of July 17, 2009:

•	by each person who is known by us to beneficially own more than 5% of our common stock;

•	by each of our officers and directors; and

•	by all of our officers and directors as a group.

Name And Address Of Beneficial Owner (1)	Number of Shares Owned (2)		Percentage of Class (3)
Andrew Hidalgo	416,203	(4)	5.82%
Joseph Heater	74,595	(4)	1.06%
Donald Walker	1,250	(4)	*
James Heinz	108,781	(4)	1.56%
Charles Madenford	3,250	(4)	*
Myron Polulak	250	(4)	*
Michael Doyle	-		*
Norm Dumbroff	93,988	(4)	1.35%
Neil Hebenton	11,070	(4)	*
Gary Walker	68,814	(4)	*
William Whitehead	27,154	(4)	*
All Officers and Directors as a Group (11 persons)	805,355	(4)	10.98%

Special Situations Private Equity Fund, L.P.	1,148,518	(5)	15.18%
153 E. 53rd Street, 55th Floor
New York, NY 10022

Special Situations Fund III QP, L.P.	1,546,439	(5)	19.96%
527 Madison Avenue, Suite 2600
New York, NY 10022

___________

*	Less than 1%.

(1)	The address for each of our officers and directors is One East Uwchlan Avenue, Exton, PA 19341.
(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of July 17, 2009 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)	Percentage based on 6,942,266 shares of common stock outstanding.
(4)
Includes the following number of shares of common stock which may be acquired by certain officers and directors through the exercise of stock options which were exercisable as of July 17, 2009 or become exercisable within 60 days of that date: Andrew Hidalgo, 205,986 shares; Joseph Heater, 74,595 shares; Donald Walker, 1,250 shares; James Heinz, 49,257 shares; Charles Madenford, 3,250 shares; Myron Polulak, 250 shares; Norm Dumbroff, 23,154 shares; Neil Hebenton, 11,070 shares; Gary Walker, 1,250 shares; William Whitehead, 23,154 shares; and all officers and directors as a group, 393,216 shares.

(5)
Includes the following number of shares of common stock which may be acquired through the exercise of common stock purchase warrants which were exercisable as of July 17, 2009 or become exercisable within 60 days of that date: Special Situations Private Equity Fund, L.P., 625,883 shares, and Special Situations Fund III QP, L.P., 805,620 shares.

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

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (1)
Equity compensation plan approved by board of directors (1)	161,350	$6.28	112,800

Equity compensation plan approved by security holders (2)	288,602	$6.33	39,822

Equity compensation plan approved by security holders (3)	180,000	$4.04	220,000

Total	629,952	$5.67	372,622

(1)
We established a nonqualified stock option plan pursuant to which options to acquire a maximum of 416,667 shares of our common stock were reserved for grant (the “2002 Plan”).  As of April 30, 2009, included above in the 2002 Plan are 161,350 shares issuable upon exercise of options granted to employees and directors.

(2)
We established the 2006 Incentive Stock Plan, under which 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  As of April 30, 2009, 288,602 shares were issuable upon exercise of options granted to employees and directors.

(3)
We established the 2007 Incentive Stock Plan, under which 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  As of April 30, 2009, 180,000 shares were issuable upon exercise of options granted to employees and directors.

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

In connection with the acquisition of the Suisun City Operations, we assumed a lease with a living trust established by Gary Walker, one of our Directors, who is the trustee and whose heirs are the beneficiaries of the trust. The lease is for a building and land located in Suisun City, California, which is occupied by our Suisun City Operations. The lease calls for monthly rental payments of $7,805, with annual increases, calculated using the San Francisco-Oakland-San Jose Consolidated Metropolitan Statistical Area Consumer Price Index. For each of the fiscal years ended April 30, 2009 and 2008, the rent paid for this lease was $93,660 and $90,943, respectively.  We believe the terms of this lease are no less favorable than those which could have been obtained between unrelated parties for similar transactions acting at arm’s length.

On July 19, 2006, we acquired the Sarasota Operations and we lease our Sarasota, Florida location from a trust, of which one of the former shareholders of the Sarasota Operations, is the trustee. For the year ended April 30, 2009 and 2008, the rent paid for this lease was $54,091 and $52,516, respectively.  We believe the terms of this lease are no less favorable than those which could have been obtained between unrelated parties for similar transactions acting at arm’s length.

We lease our Trenton, New Jersey location from Voacolo Properties LLC, of which the former shareholders of the Trenton Operations are the members. For the year ended April 30, 2009 and 2008, the rent paid for this lease was $60,000 and $54,500, respectively.   We believe the terms of this lease are no less favorable than those which could have been obtained between unrelated parties for similar transactions acting at arm’s length.

In connection with the acquisition of the Beijing Operations in fiscal 2007, our joint venture partner provided the office building for the Beijing Operations rent free during fiscal year 2009.  We expect to enter into a lease with the joint venture partner in fiscal 2010.

As of April 30, 2009, the Beijing Operations had outstanding loans due to a related party, Taian Gas Group (TGG), totaling $2,951,008, of which $2,638,152 matures on December 31, 2009, and bears interest at 6.83%. The remaining balance of $312,856 represents working capital loans from TGG to the Beijing Operations in the normal course of business. The Beijing Operations revenue from a related party is $76,210 and $236,323 for the years ended April 30, 2009 and 2008, respectively. The Beijing Operations accounts receivable from a related party is $171,393 and $95,182 as of the years ended April 30, 2009 and 2008, respectively.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended April 30, 2009 and 2008, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were $423,464 and $320,975, respectively.

Audit Related Fees. We incurred fees to our independent auditors of $12,100 and $6,000, respectively, for audit related fees during the fiscal years ended April 30, 2009 and 2008.  These fees were related to the review of our registration statements prior to filing with the SEC.

Tax and  Other Fees. We did not incur fees to our independent auditors for tax compliance services during the fiscal years ended April 30, 2009 and 2008.

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

10.1
Employment Agreement by and between WPCS International Incorporated and Andrew Hidalgo, dated as of February 1, 2004, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s Annual Report on Form SB-2/A filed April 30, 2004.

10.2
Employment Agreement by and between WPCS International Incorporated and Joseph Heater, dated as of June 1, 2005, incorporated by reference to Exhibit 10.4 of WPCS International Incorporated’s Annual Report on Form 10-KSB, filed July 29, 2005.

10.3
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

10.4
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

10.5
Employment Agreement, effective as of April 1, 2007, between WPCS International Incorporated and Charles Madenford, incorporated by reference to Exhibit 10.36 of WPCS International Incorporated’s annual report on Form 10-K, filed July 30, 2007.

10.6
Stock Purchase Agreement, dated as of August 1, 2007, by and among WPCS International Incorporated, Major Electric, Inc., Frank Mauger, James Jordan and Todd Kahl, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s current report on Form 8-K, filed August 7, 2007.

10.7
Registration Rights Agreement, dated as of August 1, 2007, by and among WPCS International Incorporated, Major Electric, Inc., Frank Mauger, James Jordan and Todd Kahl, incorporated by reference to Exhibit 10.2 of WPCS International Incorporated’s current report on Form 8-K, filed August 7, 2007.

10.8
Escrow Agreement, dated as of August 1, 2007, by and among WPCS International Incorporated, Major Electric, Inc., Frank Mauger, James Jordan, Todd Kahl and Sichenzia Ross Friedman Ference LLP, incorporated by reference to Exhibit 10.3 of WPCS International Incorporated’s current report on Form 8-K, filed August 7, 2007.

10.9
Employment Agreement, dated as of August 1, 2007, between Major Electric, Inc. and Frank Mauger, incorporated by reference to Exhibit 10.4 of WPCS International Incorporated’s current report on Form 8-K, filed August 7, 2007.

10.10
Employment Agreement, dated as of August 1, 2007, between Major Electric, Inc. and James Jordan, incorporated by reference to Exhibit 10.5 of WPCS International Incorporated’s current report on Form 8-K, filed August 7, 2007.

10.11
Membership Interest Purchase Agreement, dated as of August 2, 2007, by and among WPCS International Incorporated, Max Engineering LLC, Hak-Fong Ma and Robert Winterhalter, incorporated by reference to Exhibit 10.6 of WPCS International Incorporated’s current report on Form 8-K, filed August 7, 2007.

10.12
Registration Rights Agreement, dated as of August 2, 2007, by and among WPCS International Incorporated, Max Engineering LLC, Hak-Fong Ma and Robert Winterhalter, incorporated by reference to Exhibit 10.7 of WPCS International Incorporated’s current report on Form 8-K, filed August 7, 2007.

10.13
Escrow Agreement, dated as of August 2, 2007, by and among WPCS International Incorporated, Max Engineering LLC, Hak-Fong Ma, Robert Winterhalter and Sichenzia Ross Friedman Ference LLP, incorporated by reference to Exhibit 10.8 of WPCS International Incorporated’s current report on Form 8-K, filed August 7, 2007.

10.14
Employment Agreement, dated as of August 2, 2007, between Max Engineering LLC and Hak-Fong Ma, incorporated by reference to Exhibit 10.9 of WPCS International Incorporated’s current report on Form 8-K, filed August 7, 2007.

10.15
Employment Agreement, dated as of August 2, 2007, between Max Engineering LLC and Robert Winterhalter, incorporated by reference to Exhibit 10.10 of WPCS International Incorporated’s current report on Form 8-K, filed August 7, 2007.

10.16
Stock Purchase Agreement, dated as of November 1, 2007, by and among WPCS International Incorporated, Gomes and Gomes, Inc. dba Empire Electric, Harold L. Gomes and Judy L. Gomes, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s current report on Form 8-K, filed November 2, 2007.

10.17
Escrow Agreement, dated as of November 1, 2007, by and among WPCS International Incorporated, Gomes and Gomes, Inc. dba Empire Electric, Harold L. Gomes, Judy L. Gomes and Sichenzia Ross Friedman Ference LLP, incorporated by reference to Exhibit 10.2 of WPCS International Incorporated’s current report on Form 8-K, filed November 2, 2007.

10.18
Employment Agreement, dated as of November 1, 2007, between Gomes and Gomes, Inc. dba Empire Electric and Harold L. Gomes, incorporated by reference to Exhibit 10.3 of WPCS International Incorporated’s current report on Form 8-K, filed November 2, 2007.

10.19
Employment Agreement, dated as of November 1, 2007, between Gomes and Gomes, Inc. dba Empire Electric and Judy L. Gomes, incorporated by reference to Exhibit 10.4 of WPCS International Incorporated’s current report on Form 8-K, filed November 2, 2007.

10.20
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

10.21
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

10.22
Form of Employment Agreement, dated as of November 30, 2007, by and between WPCS Australia Pty Ltd and Steven Peter James, incorporated by reference to Exhibit 10.3 of WPCS International Incorporated’s current report on Form 8-K, filed December 5, 2007.

10.23
Asset Purchase Agreement, dated as of June 26, 2008 by and among Max Engineering LLC, Lincoln Wind LLC and Matthew Cumberworth, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s current report on Form 8-K, filed July 1, 2008.

10.24
Assignment and Lease Assumption Agreement, dated as of June 26, 2008 by between among Max Engineering LLC, Lincoln Wind LLC, incorporated by reference to Exhibit 10.2 of WPCS International Incorporated’s current report on Form 8-K, filed July 1, 2008.

10.25
Employment Agreement, dated as of June 26, 2008 by and between Max Engineering LLC and Matthew Cumberworth, incorporated by reference to Exhibit 10.3 of WPCS International Incorporated’s current report on Form 8-K, filed July 1, 2008.

10.26
Escrow Agreement, dated as of June 26, 2008 by between among Max Engineering LLC, Lincoln Wind LLC, incorporated by reference to Exhibit 10.4 of WPCS International Incorporated’s current report on Form 8-K, filed July 1, 2008.

10.27
Escrow Agreement, dated as of June 26, 2008 by between among Max Engineering LLC, Lincoln Wind LLC, incorporated by reference to Exhibit 10.5 of WPCS International Incorporated’s current report on Form 8-K, filed July 1, 2008.

10.28	2002 Employee Stock Option Plan, incorporated by reference to Exhibit 4.4 of WPCS International Incorporated’s Annual Report on Form 10-KSB, filed August 14, 2003.

10.29	2006 Incentive Stock Plan, incorporated by reference to Exhibit 4.2 of WPCS International Incorporated’s registration statement on Form S-8, filed September 21, 2005.

10.30	2007 Incentive Stock Plan, incorporated by reference to Exhibit A of WPCS International Incorporated’s definitive proxy statement on Schedule 14A, filed August 18, 2006.

10.31
Amendment to Employment Agreement, dated as of June 1, 2008, by and between WPCS International Incorporated and Andrew Hidalgo, incorporated by reference to Exhibit 10.49 of WPCS International Incorporated’s Annual Report on Form 10-K, filed July 29, 2008.

10.32
Amendment to Employment Agreement, dated as of June 1, 2008, by and between WPCS International Incorporated and Joseph Heater, incorporated by reference to Exhibit 10.50 of WPCS International Incorporated’s Annual Report on Form 10-K, filed July 29, 2008.

10.33	Amendment to Employment Agreement, dated as of May 1, 2009 by and between WPCS International Incorporated and Donald Walker.

10.34	Amendment to Employment Agreement, dated as of May 1, 2009 by and between WPCS International –Suisun City, Inc. and Gary Walker.

14	Code of Ethics and Business Conduct, incorporated by reference to Exhibit 14 of WPCS International Incorporated’s annual report on Form 10-KSB, filed August 14, 2003.

21.1	Subsidiaries of the registrant, filed herewith.

23.1	Consent of J.H. Cohn LLP, Independent Registered Public Accounting Firm.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the years ended April 30, 2009, 2008 and 2007

(A) Description	(B) Balance	(C) Additions	(D) Deductions		(E) Balance
	at Beginning of Period	Charged to Costs and Expenses			at end of Period
Allowance
for Doubtful Accounts
April 30, 2007	104,786	-	(6,000)	(1)	98,786
April 30, 2008	98,786	-	-	(1)	98,786
April 30, 2009	98,786	148,796	(92,124)	(1)	155,458

(1). Write-off of uncollectible accounts.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WPCS INTERNATIONAL INCORPORATED

Date: July 29, 2009	By: /s/ ANDREW HIDALGO
Andrew Hidalgo
Chief Executive Officer (Principal Executive Officer)

Date: July 29, 2009	By: /s/ JOSEPH HEATER
Joseph Heater
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ ANDREW HIDALGO Andrew Hidalgo	Chairman of the Board	July 29, 2009
/s/ MICHAEL DOYLE Michael Doyle	Director	July 29, 2009
/s/ NORM DUMBROFF Norm Dumbroff	Director	July 29, 2009

/s/ NEIL HEBENTON Neil Hebenton	Director	July 29, 2009

/s/ GARY WALKER Gary Walker	Director	July 29, 2009

/s/ WILLIAM WHITEHEAD William Whitehead	Director	July 29, 2009