Form 10-Q
period 2009-07-31
WPCS INTERNATIONAL INC
filed 2009-09-14
CIK 1086745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended July 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐  No  ☒

As of September 10, 2009, there were 6,942,266 shares of registrant’s common stock outstanding.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Condensed consolidated balance sheets at July 31, 2009 (unaudited) and April 30, 2009	3-4

		Condensed consolidated statements of income for the three months ended July 31, 2009 and 2008 (unaudited)	5

		Condensed consolidated statement of equity for the three months ended July 31, 2009 (unaudited)	6

		Condensed consolidated statements of cash flows for the three months ended July 31, 2009 and 2008 (unaudited)	7-8

		Notes to unaudited condensed consolidated financial statements	9-22

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-33

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	34

	ITEM 4T.	Controls and Procedures	35

PART II. OTHER INFORMATION

	ITEM 1	Legal proceedings	36
	ITEM 1A	Risk factors	36
	ITEM 2	Unregistered sales of equity securities and use of proceeds	36
	ITEM 3	Defaults upon senior securities	36
	ITEM 4	Submission of matters to a vote of security holders	36
	ITEM 5	Other information	36
	ITEM 6	Exhibits	36

	SIGNATURES		37

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
ASSETS	2009	2009
	(Unaudited)	(Note 1)
CURRENT ASSETS:

Cash and cash equivalents	$8,616,347	$6,396,810
Accounts receivable, net of allowance of $138,421 and $155,458 at July 31, 2009 and April 30, 2009, respectively	24,349,603	25,662,784
Costs and estimated earnings in excess of billings on uncompleted contracts	4,467,664	5,229,043
Inventory	2,666,690	2,481,383
Prepaid expenses and other current assets	2,226,899	1,674,952
Prepaid income taxes	103,084	295,683
Deferred tax assets	223,687	70,413
Total current assets	42,653,974	41,811,068

PROPERTY AND EQUIPMENT, net	6,698,587	6,668,032

OTHER INTANGIBLE ASSETS, net	1,917,799	1,983,879

GOODWILL	32,884,947	32,549,186

OTHER ASSETS	131,786	132,948

Total assets	$84,287,093	$83,145,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND EQUITY
	July 31,	April 30,
	2009	2009
	(Unaudited)	(Note 1)
CURRENT LIABILITIES:

Current portion of loans payable	$73,936	$89,210
Borrowings under line of credit	5,626,056	5,626,056
Current portion of capital lease obligations	95,293	96,001
Accounts payable and accrued expenses	8,139,514	8,997,296
Billings in excess of costs and estimated earnings on uncompleted contracts	3,466,967	2,511,220
Deferred revenue	702,209	507,650
Due to shareholders	2,957,031	2,951,008
Total current liabilities	21,061,006	20,778,441

Loans payable, net of current portion	58,462	71,634
Capital lease obligations, net of current portion	128,655	151,425
Deferred tax liabilities	1,555,631	1,467,971
Total liabilities	22,803,754	22,469,471

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued	-	-

Common stock - $0.0001 par value, 25,000,000 shares authorized, 6,942,266 shares issued and outstanding at July 31, 2009 and April 30, 2009, respectively	694	694
Additional paid-in capital	50,209,938	50,175,479
Retained earnings	9,816,106	9,381,189
Accumulated other comprehensive income (loss) on foreign currency translation	127,420	(321,798)

Total WPCS shareholders' equity	60,154,158	59,235,564

Noncontrolling interest	1,329,181	1,440,078

Total equity	61,483,339	60,675,642

Total liabilities and equity	$84,287,093	$83,145,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	July 31,
	2009	2008

REVENUE	$25,283,783	$28,267,531

COSTS AND EXPENSES:
Cost of revenue	18,157,812	20,184,874
Selling, general and administrative expenses	5,853,484	5,937,489
Depreciation and amortization	649,944	689,142

Total costs and expenses	24,661,240	26,811,505

OPERATING INCOME	622,543	1,456,026

OTHER EXPENSE (INCOME):
Interest expense	62,360	111,603
Interest income	(1,919)	(26,039)

INCOME BEFORE INCOME TAX PROVISION	562,102	1,370,462

Income tax provision	238,082	490,905

NET INCOME	324,020	879,557

Less: Net (loss) income attributable to noncontrolling interest	(110,897)	41,246

NET INCOME ATTRIBUTABLE TO WPCS	434,917	838,311

Basic net income per common share attributable to WPCS	$0.06	$0.12

Diluted net income per common share attributable to WPCS	$0.06	$0.12

Basic weighted average number of common shares outstanding	6,942,266	7,251,083

Diluted weighted average number of common shares outstanding	6,959,883	7,260,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY
 THREE MONTHS ENDED JULY 31, 2009
(Unaudited)

							Accumulated
					Additional		Other Compre-
	Preferred Stock		Common Stock		Paid-In	Retained	hensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Equity

BALANCE, MAY 1, 2009	-	$-	6,942,266	$694	$50,175,479	$9,381,189	$(321,798)	1,440,078	$60,675,642

Fair value of stock options granted to employees	-	-	-	-	34,459	-	-	-	34,459

Accumulated other comprehensive income	-	-	-	-	-	-	449,218	-	449,218

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	-	(110,897)	(110,897)

Net income attributable to WPCS	-	-	-	-	-	434,917	-	-	434,917

BALANCE, JULY 31, 2009	-	$-	6,942,266	$694	$50,209,938	$9,816,106	$127,420	$1,329,181	$61,483,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	July 31,
	2009	2008

OPERATING ACTIVITIES :
Net income	$324,020	$879,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	649,944	689,142
Fair value of stock options granted to employees	34,459	26,772
Provision for doubtful accounts	36,981	12,289
Amortization of debt issuance costs	8,997	2,580
Loss (gain) on sale of fixed assets	4,248	(3,465)
Deferred income taxes	(78,151)	2,648
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,352,418	(3,280,590)
Costs and estimated earnings in excess of billings on uncompleted contracts	790,555	(921,272)
Inventory	(178,242)	(547,104)
Prepaid expenses and other current assets	(559,227)	(205,835)
Other assets	1,162	275,000
Accounts payable and accrued expenses	(883,583)	(746,466)
Billings in excess of costs and estimated earnings on uncompleted contracts	949,162	1,152,811
Deferred revenue	194,559	266,609
Income taxes payable	199,495	449,607
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,846,797	(1,947,717)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(512,705)	(431,140)
Acquisition of Trenton Operations, net of cash received	-	(2,500,000)
Acquisition of Houston Operations, net of cash received	-	(415,977)
Acquisition of Brisbane Operations, net of cash received	-	(284,849)
Acquisition of Brendale Operations, net of cash received	(1,750)	(21,505)
Acquisition of Portland Operations, net of cash received	(99,096)	-
NET CASH USED IN INVESTING ACTIVITIES	(613,551)	(3,653,471)

FINANCING ACTIVITIES:
Borrowings under lines of credit	-	2,500,000
Repayments under loans payable, net	(28,446)	(612,815)
Borrowings of amounts due to shareholders	-	233,289
Repayments of capital lease obligations	(23,478)	(2,663)
NET CASH (USED IN ) PROVIDED BY FINANCING ACTIVITIES	(51,924)	2,117,811

Effect of exchange rate changes on cash	38,215	29,156

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,219,537	(3,454,221)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,396,810	7,449,530
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,616,347	$3,995,309

The accompanying notes are an integral part of these condensed consolidated financial statements

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q of Article 10 of Regulation S-X and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2009 included in the Company’s Annual Report on Form 10-K.  The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of condensed consolidated financial position, results of operations and cash flows for the interim periods. Operating results for the three month period ended July 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2010. The amounts for the April 30, 2009 balance sheet have been extracted from the audited consolidated financial statements included in Form 10-K for the year ended April 30, 2009.

The accompanying condensed consolidated financial statements include the accounts of WPCS International Incorporated (WPCS) and its wholly and majority-owned subsidiaries, WPCS International – Suisun City, Inc. (Suisun City Operations), WPCS International - Auburn, Inc. (Auburn Operations), WPCS International - St. Louis, Inc. (St. Louis Operations), WPCS International – Lakewood, Inc. (Lakewood Operations), WPCS International – Hartford, Inc. (Hartford Operation), WPCS International – Sarasota, Inc. (Sarasota Operations), WPCS International – Trenton, Inc. (Trenton Operations), Taian AGS Pipeline Construction Co. Ltd (Beijing Operations), WPCS International – Seattle, Inc. (Seattle Operations), WPCS International – Houston, Inc. (Houston Operations), WPCS International – Sacramento, Inc (Sacramento Operations), WPCS International – Brisbane, Pty Ltd. (Brisbane Operations), WPCS International – Brendale, Pty Ltd. (Brendale Operations), and WPCS International – Portland, Inc. (Portland Operations), WPCS Incorporated, Invisinet Inc., WPCS Australia Pty Ltd, and WPCS Asia Limited, collectively “we”, “us” or the "Company".

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

Effective May 1, 2009, in connection with the change in the structure of the Company’s internal organization, the Company has reclassed the Auburn Operations from the specialty construction segment to the electrical power segment.   The reorganized composition of these two segments was completed in conjunction with the Company’s branding strategy and to better represent the Company’s design-build engineering capabilities.  Changes in goodwill consist of the following during the three months ended July 31, 2009:

	Wireless	Specialty	Electrical
	Communication	Construction	Power	Total

Beginning balance, May 1, 2009	$10,921,998	$5,956,201	$15,670,987	$32,549,186

Reclass: Auburn Operations	-	(1,824,249)	1,824,249	-
Brendale Operations acquisition	-	-	1,750	1,750
Portland Operations acquisition	-	-	87,096	87,096
Foreign currency translation adjustments	-	105,193	141,722	246,915

Ending balance, July 31, 2009	$10,921,998	$4,237,145	$17,725,804	$32,884,947

Other intangible assets consist of the following at July 31, 2009 and April 30, 2009:

	Estimated useful life	July 31,	April 30,
	(years)	2009	2009

Customer list	3-9	$4,064,404	$3,969,240
Less accumulated amortization expense		(2,202,971)	(2,084,302)
		$1,861,433	$1,884,938

Contract backlog	1-3	$905,347	$893,009
Less accumulated amortization expense		(848,981)	(794,068)
		$56,366	$98,941

Amortization expense for other intangible assets for the three months ended July 31, 2009 and 2008 was $149,225 and $258,783, respectively. There are no expected residual values related to these intangible assets.

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

Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FAS No. 109” (FIN 48), clarifies the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. For the three months ended July 31, 2009, and 2008, the Company recognized no interest or penalties, respectively.

Earning Per Common Share

Earning per common share is computed pursuant to SFAS No. 128, "Earnings Per Share" (EPS). Basic net income per common share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur from common stock issuable through stock options and warrants.  The table below presents the computation of basic and diluted net income per common share for the three months ended July 31, 2009 and 2008, respectively:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basic earnings per share computation	Three Months Ended
	July 31,
Numerator:	2009	2008

Net income attributable to WPCS	$434,917	$838,311

Denominator:

Basic weighted average shares outstanding	6,942,266	7,251,083

Basic net income per common share attributable to WPCS	$0.06	$0.12

Diluted earnings per share computation	Three Months Ended
	July 31,
Numerator:	2009	2008

Net income attributable to WPCS	$434,917	$838,311

Denominator:

Basic weighted average shares outstanding	6,942,266	7,251,083

Incremental shares from assumed conversion:

Conversion of stock options	17,617	8,952

Conversion of common stock warrants	-	-

Diluted weighted average shares	6,959,883	7,260,035

Diluted net income per common share attributable to WPCS	$0.06	$0.12

At July 31, 2009 and 2008, the Company had 629,677 and 587,025 stock options, respectively, and 1,883,796 warrants outstanding in both years, respectively, which are potentially dilutive securities.  For the three months ended July 31, 2009 and 2008, 517,767 and 238,426 stock options, respectively, and 1,883,796 warrants in both years, respectively, were not included in the computation of the diluted earnings per share. These potentially dilutive securities were excluded because the stock warrant or option exercise prices exceeded the average market price of the common stock and, therefore, the effects would be antidilutive.

Other Comprehensive Income

Comprehensive income for the three months ended July 31, 2009 and 2008 consists of the following:

	Three Months Ended
	July 31,
	2009	2008
Net income attributable to WPCS	$434,917	$838,311
Other comprehensive income -
foreign currency translation adjustments, net	449,218	73,731
Comprehensive income attributable to WPCS	$884,135	$912,042

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

Subsequent Events

The Company has evaluated subsequent events through September 14th, which is the date these condensed consolidated financial statements were filed with the Securities and Exchange Commission.

Recently Issued Accounting Pronouncements

On December 4, 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)), and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160).  These new standards will significantly change the accounting for and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted SFAS 141(R) and SFAS 160 effective May 1, 2009. The adoption of SFAS 141(R) had no impact on the Company’s consolidated financial position, results of operations, cash flows or financial statement disclosures, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.  The adoption of SFAS 160 had no impact on the Company’s consolidated financial position, results of operations or cash flows.  However, the Company reclassified minority interest as noncontrolling interest and is reported as a component of equity separate from WPCS shareholders’ equity in the condensed consolidated balance sheets, and net (loss) income from noncontrolling interest is presented separately on the face of the condensed consolidated statements of income to conform with this standard.

On March 19, 2008, the FASB Issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities”(SFAS 161). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 had no impact on the Company’s consolidated financial position, results of operations, cash flows or financial statement disclosures.

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). The primary objective of EITF 07-5 is to provide guidance for determining whether an equity-linked financial instrument or embedded feature within a contract is indexed to an entity’s own stock, which is a key criterion of the scope exception to paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” An equity-linked financial instrument or embedded feature within a contract that is not considered indexed to an entity’s own stock could be required to be classified as an asset or liability and marked-to-market through earnings. EITF 07-5 specifies a two-step approach in evaluating whether an equity-linked financial instrument or embedded feature within a contract is indexed to its own stock. The first step involves evaluating the instrument’s contingent exercise provisions, if any, and the second step involves evaluating the instrument’s settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied to all instruments outstanding as of the effective date. The adoption of EITF 07-5 on May 1, 2009 had no impact on the Company’s consolidated financial position, results of operations, cash flows or financial statement disclosures.

In May 2009, the FASB issued SFAS 165, "Subsequent Events", which established principles and requirements for subsequent events. SFAS 165 details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. SFAS 165 is effective for interim or annual reporting periods ending after June 15, 2009. The Company adopted SFAS 165 effective May 1, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial position, results of operations, cash flows or financial statement disclosures.

In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (SAB 112). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current U.S. GAAP. The company does not expect the adoption of SAB 112 to have a material impact on its consolidated financial statements.

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

NOTE 3 - ACQUISITIONS

In accordance with SFAS No. 141, “Business Combinations,” acquisitions consummated prior to the adoption of SFAS 141 (R) on May 1, 2009 have been accounted for under the purchase method of accounting.  Under the purchase method of accounting, assets acquired and liabilities assumed were recorded at their estimated fair values.  Goodwill was recorded to the extent the purchase price consideration, including certain acquisition and closing costs, exceeded the fair value of the net identifiable assets acquired at the date of the acquisition.

 Max Engineering LLC and Lincoln Wind LLC (Houston Operations)

On August 2, 2007, the Company acquired Max Engineering LLC. The aggregate consideration paid by the Company, including acquisition transaction costs of $30,498, was $1,117,679 of which $917,679 was paid in cash and the Company issued 17,007 shares of common stock valued at $200,000. The aggregate purchase price includes additional cash consideration of $287,181 paid to the former members regarding the earnout settlement for the twelve months ended August 1, 2008. No earnout settlement is payable for the twelve months ending August 1, 2009.  Max Engineering LLC was acquired pursuant to a Membership Interest Purchase Agreement among the Company and the former members, dated and effective as of August 2, 2007. The acquisition of Max Engineering LLC expands the Company’s geographic expansion into Texas and provides additional engineering services that specialize in the design of communications infrastructure for the telecommunications, oil, gas and wind energy markets.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RL &CA MacKay Pty Ltd dba Energize Electrical and BRT Electrical Pty Ltd (Brendale Operations)

On April 4, 2008, the Company acquired Energize Electrical. The aggregate consideration paid by the Company, including acquisition transaction costs of $114,112, was $1,689,756 in cash.  Energize Electrical was acquired pursuant to a Share Purchase Agreement among the Company and the former shareholders dated as of April 4, 2008. Energize Electrical is an electrical contractor specializing in underground utilities, maintenance and low voltage applications including voice, data and video for commercial and building infrastructure companies, and is expanding its wireless deployment capabilities.

On November 30, 2008, the Company acquired all the assets of BRT Electrical Pty Ltd (BRT) for aggregate consideration of $172,403  in cash, including acquisition transaction costs of $61,462. The assets of BRT were acquired pursuant to an Asset Purchase Agreement among Energize Electrical, the Company, BRT and the former shareholder. BRT is an electrical contractor specializing in low voltage applications including voice, data, security and energy management for commercial and building infrastructure companies.

The acquisition of the Brendale Operations provides further international expansion into Australia. A valuation of certain assets was completed, including property and equipment and list of major customers, and the Company internally determined the fair value of other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approach.

The purchase price allocation has been determined as follows:

	Energize Electrical	BRT	Total
Assets purchased:
Cash	$21,429	$-	$21,429
Accounts receivable	189,197	-	189,197
Inventory	55,084	4,328	59,412
Costs and estimated earnings in excess of billings	415	7,775	8,190
Fixed assets	106,165	37,820	143,985
Deferred tax assets	2,108	-	2,108
Customer lists	509,740	-	509,740
Goodwill	1,176,582	122,480	1,299,062
	2,060,720	172,403	2,233,123
Liabilities assumed:

Accounts payable	(69,562)	-	(69,562)
Accrued expenses	(7,444)	-	(7,444)
Payroll and other payable	(37,175)	-	(37,175)
Sales and use tax payable	(12,449)	-	(12,449)
Income tax payable	(91,412)	-	(91,412)
Deferred tax liabilities	(152,922)	-	(152,922)
	(370,964)	-	(370,964)
Purchase price	$1,689,756	$172,403	$1,862,159

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Midway Electric Company (Portland Operations)

On March 9, 2009, the Company acquired Midway Electric Company (Portland Operations).  The aggregate consideration of paid by the Company, including acquisition transaction costs of $26,616, was $525,712 in cash.  The Portland Operations was acquired pursuant to a Stock Purchase Agreement among the Company and the former shareholders, dated as of March 9, 2009. The acquisition of the Portland Operations expands our geographic presence in the Pacific Northwest and provides additional electrical contractor services in both high and low voltage applications for corporate enterprise, healthcare, state and local government and educational institutions.

A valuation of certain assets was completed, including property and equipment and list of major customers, and the Company internally determined the fair value of other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approach.

The purchase price allocation has been determined as follows:

Assets purchased:
Cash	$93,247
Accounts receivable	86,555
Inventory	64,165
Prepaid expenses	13,469
Costs and estimated earnings in excess of billings	10,182
Fixed assets	205,615
Customer lists	12,000
Goodwill	104,984
590,217
Liabilities assumed:

Accounts payable	(30,842)
Accrued expenses	(2,189)
Payroll and other payable	(23,292)
Billings in excess of costs and estimated earnings	(3,249)
Capital lease obligation	(4,933)
(64,505)
Purchase price	$525,712

Consolidated Pro Forma Information

The following unaudited consolidated pro forma financial information presents the combined results of operations of the Company, Lincoln Wind, BRT and the Portland Operations for the three months ended July 31, 2008 as if the acquisitions had occurred at May 1, 2008. The consolidated pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Lincoln Wind, BRT and the Portland Operations been a single entity during these periods.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended
July 31, 2008

Revenues	$28,952,210

Net income attributable to WPCS	749,548

Basic weighted average shares	7,251,083
Diluted weighted average shares	7,260,035

Basic net income per share attributable to WPCS	$0.10
Diluted net income per share attributable to WPCS	$0.10

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Although management believes it has established adequate procedures for estimating costs to complete on open contracts, additional costs could occur on contracts prior to completion. Costs and estimated earnings on uncompleted contracts consist of the following at July 31, 2009 and April 30, 2009:

	July 31, 2009	April 30, 2009
Costs incurred on uncompleted contracts	$67,030,332	$66,056,622
Estimated contract profit	20,994,605	21,903,172
	88,024,937	87,959,794
Less: billings to date	87,024,240	85,241,971
Net excess of costs	$1,000,697	$2,717,823

Costs and estimated earnings in excess of billings on uncompleted contracts	$4,467,664	$5,229,043
Billings in excess of costs and estimated earnings
on uncompleted contracts	(3,466,967)	(2,511,220)
Net excess of costs	$1,000,697	$2,717,823

NOTE 5 – DEBT

Lines of Credit

On April 10, 2007, the Company entered into a loan agreement with Bank of America, N.A. (BOA) as amended. The loan agreement (Loan Agreement) provides for a revolving line of credit in an amount not to exceed $15,000,000, together with a letter of credit facility not to exceed $2,000,000. The Company and its subsidiaries also entered into security agreements with BOA, pursuant to which the Company granted a security interest to BOA in all of its assets.   The Loan Agreement contains customary covenants, including but not limited to (i) funded debt to tangible net worth, and (ii) minimum interest coverage ratio. As of July 31, 2009, the Company is in compliance with the Loan Agreement covenants. The loan commitment shall expire on April 10, 2010, and the Company may repay the loan at any time.

Loans under the Loan Agreement bear interest at a rate equal to BOA’s prime rate, minus one percentage point, or the Company has the option to elect to use the optional interest rate of LIBOR plus one hundred seventy-five basis points.  As of July 31, 2009, the interest rate was 2.25% on outstanding borrowings of $5,626,056 under the Loan Agreement.

Loans Payable

The Company’s long-term debt also consists of notes issued by the Company or assumed in acquisitions related to working capital funding and the purchase of property and equipment in the ordinary course of business. At July 31, 2009, loans payable, and capital lease obligations totaled $356,346 with interest rates ranging from 0% to 12.67%.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Due to Shareholders

As of July 31, 2009, the Beijing Operations had outstanding loans due to a related party, Taian Gas Group (TGG), totaling $2,957,031, of which $2,638,152 matures on December 31, 2009, and bears interest at 6.83%. The remaining balance of $318,879 represents working capital loans from TGG to the Beijing Operations in the normal course of business.

NOTE 6 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of the Suisun City Operations, the Company assumed a ten-year lease with a trust, of which, a certain officer of the Company is the trustee, for a building and land located in Suisun City, California, which is occupied by its Suisun City Operations.  For the three months ended July 31, 2009 and 2008, the rent paid for this lease was $23,415 and $23,415, respectively.

In connection with the acquisition of the Sarasota Operations, the Company leases its Sarasota, Florida location from a trust, of which one of the former shareholders of the Sarasota Operations is the trustee. For the three months ended July 31, 2009 and 2008, the rent paid for this lease was $13,622 and $13,226, respectively.

In connection with the acquisition of the Trenton Operations, the Company leases its Trenton, New Jersey location from Voacolo Properties LLC, of which the former shareholders of Voacolo Electric Incorporated are the members. For the three months ended July 31, 2009 and 2008, the rent paid for this lease was $16,500 and $15,000, respectively.

In connection with the acquisition of the Beijing Operations in fiscal 2007, the Company’s joint venture partner provided the office building for Beijing Operations rent free during fiscal year 2009.  The Company expects to enter into a lease with the joint venture partner in fiscal 2010.

NOTE 7 – SHAREHOLDERS’ EQUITY

Stock-Based Compensation Plans

In September 2006, the Company adopted the 2007 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2007 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  These shares were registered under Form S-8. At July 31, 2009, options to purchase 180,000 shares were outstanding at exercise prices ranging from $2.37 to $6.33. At July 31, 2009, there were 220,000 options available for grant under the 2007 Incentive Stock Plan.

In September 2005, the Company adopted the 2006 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2006 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  These shares were registered under Form S-8. Under the terms of the 2006 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant.  These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At July 31, 2009, options to purchase 288,602 shares were outstanding at exercise prices ranging from $6.14 to $12.10. At July 31, 2009, there were 39,822 options available for grant under the 2006 Incentive Stock Plan.

In March 2003, the Company established a stock option plan pursuant to which options to acquire a maximum of 416,667 shares of the Company's common stock were reserved for grant (the "2002 Plan"). These shares were registered under Form S-8. Under the terms of the 2002 Plan, the options are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At July 31, 2009, options to purchase 161,065 shares were outstanding at exercise prices ranging from $2.37 to $12.10. At July 31, 2009, there were 113,085 shares available for grant under the 2002 Plan.

The following table summarizes stock option activity for the three months ended July 31, 2009, during which there were no options exercised under the Company’s stock option plans:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	2002 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2009	161,350	$6.28

Granted	-	$0.00
Exercised	-	$0.00
Forfeited/Expired	(285)	$6.33

Outstanding, July 31, 2009	161,065	$6.28	1.2	$4,895

Vested and expected to vest, July 31, 2009	155,956	$6.31	1.2	$4,325

Exercisable, July 31, 2009	126,148	$6.47	0.5	$0

	2006 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2009	288,602	$6.34

Granted	-	$0.00
Exercised	-	$0.00
Forfeited/Expired	-	$0.00

Outstanding, July 31, 2009	288,602	$6.34	1.3	$0

Vested and expected to vest, July 31, 2009	288,452	$6.33	1.3	$0

Exercisable, July 31, 2009	286,102	$6.29	1.3	$0

	2007 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2009	180,000	$4.04

Granted	-	$0.00
Exercised	-	$0.00
Forfeited/Expired	-	$0.00

Outstanding, July 31, 2009	180,000	$4.04	4.0	$54,250

Vested and expected to vest, July 31, 2009	158,812	$4.02	4.0	$48,048

Exercisable, July 31, 2009	18,750	$6.33	3.6	$0

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with SFAS 123(R) (revised December 2004), “Share-Based Payment, an amendment of SFAS 123, Accounting for Stock-Based Compensation”, the Company recognizes stock-based employee compensation expense. The Company recorded stock-based compensation of $34,459 and $26,772 for the three months ended July 31, 2009 and 2008, respectively.

At July 31, 2009, the total compensation cost related to unvested stock options granted to employees under the Company’s stock option plans but not yet recognized was approximately $220,000 and is expected to be recognized over a weighted-average period of 2.07 years. There were no stock options granted for the three months ended July 31, 2009 and 2008.

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

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. Compensation cost is then recognized on a straight-line basis over the vesting or service period and is net of estimated forfeitures.  There were no stock options granted during the three months ended July 31, 2009 and 2008.

Common Stock Purchase Warrants

In connection with a private placement of common stock on November 16, 2004, the Company issued common stock purchase warrants.  Each of these warrants is exercisable for a period of five years and the exercise price of is $6.99 per share.  The exercise price of the warrants is subject to customary adjustment provisions for stock splits, combinations, dividends and the like. In April 2009, the Company and its warrant holders amended the warrant agreement to eliminate any adjustment provisions for lower price issuances. The warrants are callable by the Company, upon 30 days notice, should the common stock trade at or above $25.20 per share for 25 out of 30 consecutive trading days. A maximum of 20% of the warrants may be called in any three-month period.  1,883,796 common stock purchase warrants are outstanding at July 31, 2009 and April 30, 2009.

 Stock Repurchase Program

On November 24, 2008, the Company adopted a stock repurchase program of up to 2,000,000 shares of the Company’s common stock until December 1, 2009.  The stock repurchase program authorizes the Company to repurchase shares, from time to time, through open market or privately negotiated transactions. A Rule 10b5-1 repurchase plan will allow the Company to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods. The number of shares to be purchased and the timing of the purchases will be based on market conditions, share price and other factors. The stock repurchase program does not require the Company to repurchase any specific dollar value or number of shares and may be modified, extended or terminated by the Board of Directors at any time.  Since November 24, 2008, a total of 308,817 shares have been purchased and retired by the Company at a total cost of $729,730 including transaction costs , or an average cost per common share of $2.36, leaving 1,691,183 shares remaining to purchase under the stock repurchase program.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - SEGMENT REPORTING

The Company's reportable segments are determined and reviewed by management based upon the nature of the services, the external customers and customer industries and the sales and distribution methods used to market the products.  In order to better serve its diversified customer base, the Company launched a key initiative in fiscal 2009 to brand each of its subsidiaries with the “WPCS” name.  As part of this branding strategy and to better represent the Company’s design-build engineering capabilities, the Company reorganized its reportable segments to correspond with its primary service lines: wireless communications, specialty construction and electrical power.  Management evaluates performance based upon income (loss) before income taxes. Corporate includes corporate salaries and external professional fees, such as accounting, legal and investor relations costs which are not allocated to the other subsidiaries.  Corporate assets primarily include cash and prepaid expenses.  Segment results for the three months ended and as of July 31, 2009 and 2008 are as follows:

	As of and for the Three Months Ended July 31, 2009					As of and for the Three Months Ended July 31, 2008
	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total

Revenue		$7,162,290	$3,439,938	$14,681,555	$25,283,783	$-	$10,172,154	$2,935,771	$15,159,606	$28,267,531

Depreciation and amortization	$12,675	$186,598	$197,891	$252,780	$649,944	$8,448	$174,557	$217,006	$289,131	$689,142

Income (loss) before income taxes	$(861,455)	$(135,334)	$54,894	$1,503,997	$562,102	$(911,535)	$712,571	$360,567	$1,208,859	$1,370,462

Goodwill	$-	$10,921,998	$4,237,145	$17,725,804	$32,884,947	$-	$10,921,998	$3,951,068	$17,366,705	$32,239,771

Total assets	$8,829,904	$21,333,629	$15,774,960	$38,348,600	$84,287,093	$2,661,560	$27,538,062	$15,298,669	$43,156,231	$88,654,522

As of and for the three months ended July 31, 2009 and 2008, the specialty construction segment includes approximately $694,000 and $668,000 in revenue and $1,673,000 and $1,799,000 of net assets held in China related to the Company’s 60% interest in the Beijing Operations, respectively. As of and for the three months ended July 31, 2009 and 2008, the specialty construction segment includes approximately $174,000 and $653,000 in revenue and $1,416,000 and $1,698,000 of net assets held in Australia related to the Company’s 100% ownership in the Brisbane Operations. As of and for the three months ended July 31, 2009 and 2008, electrical power segment includes approximately $697,000 and $476,000 in revenue and $2,001,000 and $1,791,000 of net assets held in Australia related to the Company’s 100% ownership in the Brendale Operations.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Historically, each of our wholly-owned subsidiaries has operated and was known primarily by our customers and vendors through a variety of subsidiary legal names, while our investors know us primarily by our “WPCS” name.  In order to better serve our diversified customer base, we launched a key initiative in the third and fourth quarter of fiscal 2009 to brand each of our subsidiaries with the “WPCS” name.  We believe this branding strategy will position our company to better pursue national contracts with existing customers, further develop our relationships with technology providers, improve our purchasing power and achieve certain cost reductions under one integrated name.  This branding strategy has included, among other things, changing our subsidiary’s legal names, company website, email, promotional and advertising materials and signage.  However, our overall management structure remains unchanged. The total cost for the branding initiative is expected to be approximately $100,000 of which approximately $87,000 was incurred as of July 31, 2009.

Furthermore, as part of our branding strategy and to better represent our comprehensive design-build engineering capabilities, we have reorganized our operating segments to correspond to our primary service lines:  wireless communication, specialty construction and electrical power.  As a result, certain reclassifications have been made to the prior period segment information to conform with the reorganized composition of our operating segments.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

For the three months ended July 31, 2009, wireless communication represented approximately 28.3% of our total revenue, specialty construction represented approximately 13.6% of our total revenue and electrical power represented approximately 58.1% of our revenue. For the three months ended July 31, 2008, wireless communication represented approximately 36.0% of our total revenue, specialty construction represented approximately 10.4% of our total revenue and electrical power represented approximately 53.6% of our revenue.

Industry Trends

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year:

•
Over our past four fiscal quarters, current economic conditions have adversely affected certain markets of our business, primarily related to the public services sector of our business. General spending has temporarily slowed at the state and local government level due to a decrease in tax revenue and credit impediments as well as a pull back in bid solicitations due to uncertainty regarding Federal funding that would be made available through the legislation of the Federally funded stimulus package.  To date, it is estimated that only 16% of the $800 billion in Federally funded stimulus funding has been distributed.

•
Although general spending is currently down at the state and local government level for public services projects, we believe the demand for communications infrastructure remains high, which is indicated by our backlog and bids discussed below.  With the approval of the Federally funded stimulus package, $90 billion has been set aside for public services, which includes transportation, education and communications infrastructure projects.  As a result, we are beginning to see an increase in bid solicitations based on the evidence of Federal government funding support.

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

Two of our most important economic indicators for measuring our future revenue producing capability and demand for our services are our backlog and bid list. At July 31, 2009, our backlog of unfilled orders was approximately $32 million compared to backlog of approximately $38 million at April 30, 2009.   The lower sequential backlog is due primarily to the protracted disbursement of Federal stimulus funds discussed above, with the conversion of bids to backlog progressing at a slower pace.  Of the backlog of projects awarded and in process at July 31, 2009, approximately 58%, 24%, 3% and 15% were represented by  public services, healthcare,  energy and  corporate enterprise, respectively. At April 30, 2009, 68%, 20%, 3% and 9% of backlog was represented by public services, healthcare, energy and corporate enterprise, respectively.  Our bid list, which represents project bids under proposal for new and existing customers, was approximately $161 million at July 31, 2009, compared to approximately $169 million at Apri1 30, 2009.  With regards to the bid list, at July 31, 2009, approximately 60%, 20%, 2% and 18% were represented by the public services, healthcare,  energy and corporate enterprise , respectively, compared to 61%, 17%, 12% and 10% for public services, healthcare, energy and corporate enterprise, respectively, at April 30, 2009.  We expect an increase in backlog in the future as a result of the current level of bid activity for communication infrastructure services.

•
Although we continue to search for acquisitions, our current goal is to identify smaller companies which are performing well financially which can enhance our existing engineering capabilities, and can be integrated easily within our existing subsidiaries.

•
We continue to maintain a healthy balance sheet with approximately $21.6 million in working capital, net of credit facility borrowings of approximately $5.6 million. The ratio of credit facility borrowings to working capital is approximately 26%.  We believe this is an important measure of our current financial strength. We expect to use our working capital and availability under the credit facility to fund our continued growth.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended July 31, 2009 Compared to the Three Months Ended July 31, 2008

The accompanying condensed consolidated financial statements include the accounts of WPCS International Incorporated (WPCS) and its wholly and majority-owned subsidiaries, WPCS International – Suisun City, Inc. (Suisun City Operations), WPCS International - Auburn, Inc. (Auburn Operations), WPCS International - St. Louis, Inc. (St. Louis Operations), WPCS International – Lakewood, Inc. (Lakewood Operations), WPCS International – Hartford, Inc. (Hartford Operation), WPCS International – Sarasota, Inc. (Sarasota Operations), WPCS International – Trenton, Inc. (Trenton Operations), Taian AGS Pipeline Construction Co. Ltd (Beijing Operations), WPCS International – Seattle, Inc. (Seattle Operations), WPCS International – Houston, Inc. (Houston Operations), WPCS International – Sacramento, Inc (Sacramento Operations), WPCS International – Brisbane, Pty Ltd. (Brisbane Operations), WPCS International – Brendale, Pty Ltd. (Brendale Operations), and WPCS International – Portland, Inc. (Portland Operations), WPCS Incorporated, Invisinet Inc., WPCS Australia Pty Ltd and WPCS Asia Limited, collectively “we”, “us” or the "Company".

Consolidated results for the three months ended July 31, 2009 and 2008 were as follows:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

	Three Months Ended
	July 31,
	2009		2008

REVENUE	$25,283,783	100.0%	$28,267,531	100.0%

COSTS AND EXPENSES:
Cost of revenue	18,157,812	71.8%	20,184,874	71.4%
Selling, general and administrative expenses	5,853,484	23.2%	5,937,489	21.0%
Depreciation and amortization	649,944	2.6%	689,142	2.4%

Total costs and expenses	24,661,240	97.6%	26,811,505	94.8%

OPERATING INCOME	622,543	2.4%	1,456,026	5.2%

OTHER EXPENSE (INCOME):
Interest expense	62,360	0.2%	111,603	0.4%
Interest income	(1,919)	(0. %)	(26,039)	(0.1%)

INCOME BEFORE INCOME TAX PROVISION	562,102	2.2%	1,370,462	4.9%

Income tax provision	238,082	0.9%	490,905	1.7%

NET INCOME	324,020	1.3%	879,557	3.2%

Less: Net (loss) income attributable to noncontrolling interest	(110,897)	(0.4%)	41,246	0.1%

NET INCOME ATTRIBUTABLE TO WPCS	$434,917	1.7%	$838,311	3.1%

Revenue

Revenue for the three months ended July 31, 2009 was approximately $25,284,000, as compared to approximately $28,268,000 for the three months ended July 31, 2008. The decrease in revenue for the period was primarily attributable to a temporary slow down in spending for public services projects at the state and local government level as discussed above, resulting in reductions, delays or postponements of these projects.

Wireless communication segment revenue for the three months ended July 31, 2009 and 2008 was approximately $7,162,000 or 28.3% and $10,172,000 or 36.0% of total revenue, respectively. The decrease in revenue was due primarily to reductions, delays or postponements of projects at the state and local government level for public services projects.

Specialty construction segment revenue for the three months ended July 31, 2009 and 2008 was approximately $3,440,000 or 13.6% and $2,936,000 or 10.4% of total revenue, respectively. The organic revenue growth rate for specialty construction was approximately 17% in the first fiscal quarter of 2010.

Electrical power segment revenue for the three months ended July 31, 2009 and 2008 was approximately $14,682,000 or 58.1% and $15,160,000 or 53.6% of total revenue, respectively.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs.  Our cost of revenue was approximately $18,158,000 or 71.8% of revenue for the three months ended July 31, 2009, compared to $20,185,000 or 71.4% for the same period of the prior year.  The dollar decrease in our total cost of revenue is due primarily to the corresponding decrease in revenue during the three months ended July 31, 2009. The slight increase as a percentage of revenue is due to the revenue blend attributable to our existing operations and recent acquisitions.

Wireless communication segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended July 31, 2009 and 2008 was approximately $5,305,000 and 74.1% and $7,173,000 and 70.5%, respectively.  The dollar decrease in our cost of revenue is due to the corresponding decrease in revenue during the three months ended July 31, 2009.  This increase in cost of revenue as a percentage of revenue was due to the revenue blend attributable to our existing operations.

Specialty construction segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended July 31, 2009 and 2008 was approximately $2,352,000 and 68.4% and $1,828,000 and 62.3%, respectively.  As discussed above, the dollar increase in our total cost of revenue is due to the corresponding increase in revenue during the three months ended July 31, 2009. The increase as a percentage of revenue is due to the revenue blend attributable to our existing operations.

Electrical power segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended July 31, 2009 and 2008 was approximately $10,501,000 and 71.5% and $11,184,000 and 73.8%, respectively.  The dollar decrease in our cost of revenue is due to the corresponding decrease in revenue during the three months ended July 31, 2009. The decrease as a percentage of revenue is due primarily to the revenue blend attributable to our existing operations.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
Selling, General and Administrative Expenses

For the three months ended July 31, 2009, total selling, general and administrative expenses were approximately $5,853,000 or 23.2% of total revenue compared to $5,937,000, or 21.0% of revenue for the same period of the prior year. Included in selling, general and administrative expenses for the three months ended July 31, 2009 is $3,397,000 for salaries, commissions, payroll taxes and other employee benefits. The $47,000 increase in salaries and payroll taxes compared to the prior year is due primarily to the increase in headcount as a result of the acquisitions of Lincoln Wind, BRT and the Portland Operations. Professional fees were $419,000, which include accounting, legal and investor relation fees. Insurance costs were $661,000 and rent for office facilities was $272,000.  Automobile and other travel expenses were $453,000 and telecommunication expenses were $158,000. Other selling, general and administrative expenses totaled $493,000. For the three months ended July 31, 2009, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $1,805,000, $820,000 and $2,420,000, respectively, with the balance of approximately $808,000 pertaining to corporate expenses.

For the three months ended July 31, 2008, total selling, general and administrative expenses were approximately $5,937,000, or 21.0% of total revenue. Included in selling, general and administrative expenses for the three months ended July 31, 2008 is $3,350,000 for salaries, commissions, payroll taxes and other employee benefits. Professional fees were $556,000, which include accounting, legal and investor relation fees. Insurance costs were $609,000 and rent for office facilities was $230,000.  Automobile and other travel expenses were $489,000 and telecommunication expenses were $147,000. Other selling, general and administrative expenses totaled $556,000. For the three months ended July 31, 2008, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $2,109,000, $491,000 and $2,475,000, respectively, with the balance of approximately $862,000 pertaining to corporate expenses.

Depreciation and Amortization

For the three months ended July 31, 2009 and 2008, depreciation was approximately $501,000 and $430,000, respectively.  The increase in depreciation is due to the purchase of property and equipment and the acquisition of fixed assets from acquiring Lincoln Wind, BRT and the Portland Operations.  The amortization of customer lists and backlog for the three months ended July 31, 2009 was $149,000 as compared to $259,000 for the same period of the prior year.  The decrease in amortization is due to the customer lists and backlog of certain subsidiaries being fully amortized as of July 31, 2009, compared to the same period in the prior year.  All customer lists are amortized over a period of five to nine years from the date of their acquisitions. Backlog is amortized over a period of one to three years from the date of acquisition based on the expected completion period of the related contracts.

Interest Expense and Interest Income

For the three months ended July 31, 2009 and 2008, interest expense was approximately $62,000 and $112,000, respectively. The decrease in interest expense is due principally to a decrease in total borrowings on lines of credit and a reduction in interest rates on outstanding borrowings, compared to July 31, 2008. As of July 31, 2009, there was $5,626,056 of total borrowings outstanding under the line of credit.

           For the three months ended July 31, 2009 and 2008, interest income was approximately $2,000 and $26,000, respectively. The decrease in interest earned is due to the decrease in interest rates compared to the same period in the prior year.

Net Income Attributable to WPCS

The net income attributable to WPCS was approximately $435,000 for the three months ended July 31, 2009. Net income was net of Federal and state income tax expense of approximately $238,000.

The net income attributable to WPCS was approximately $838,000 for the three months ended July 31, 2008. Net income was net of Federal and state income tax expense of approximately $491,000.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At July 31, 2009, we had working capital of approximately $21,593,000, which consisted of current assets of approximately $42,654,000 and current liabilities of $21,061,000.  Our working capital needs are influenced by our level of operations, and generally increase with higher levels of revenue.  Our sources of cash have historically come from operating activities, equity offerings, and credit facility borrowings.

Operating activities provided approximately $2,847,000 in cash for the three months ended July 31, 2009. The sources of cash from operating activities total approximately $4,468,000, comprised of approximately $435,000 net income, $546,000 in net non-cash charges, a $1,352,000 decrease in accounts receivable, a $791,000 decrease in costs and estimated earnings in excess of billings on uncompleted contracts,  a $949,000 increase in billings in excess of costs and estimated earnings on uncompleted contracts, a $195,000 increase in deferred revenue, a $199,000 increase in income taxes payable and a $1,000 decrease in other assets. The uses of cash from operating activities total approximately $1,621,000, comprised of an approximate $178,000 increase in inventory, a $559,000 increase in prepaid expenses and other current assets, and an $884,000 decrease in accounts payable and accrued expenses. Net earnings adjusted for non-cash items provided cash of approximately $981,000 versus approximately $1,610,000 in same period of fiscal 2009.  Working capital components provided cash of approximately $1,856,000 for the three months ended July 31, 2009 versus using cash of approximately $3,557,000 in the same period in the prior year.

Our investing activities utilized approximately $614,000 in cash during the three months ended July 31, 2009, which consisted of approximately $513,000 paid for property and equipment, and approximately $101,000 paid for the acquisitions of the Brendale and Portland Operations net of cash received.

Our financing activities utilized cash of approximately $52,000 during the three months ended July 31, 2009.  Financing activities included repayment of loan payables and capital lease obligations of approximately $52,000.

Our capital requirements depend on numerous factors, including the market for our services, the resources we devote to developing, marketing, selling and supporting our business, the timing and extent of establishing additional markets and other factors.

On April 10, 2007, we entered into a loan agreement with Bank of America, N.A. (BOA), as amended. The loan agreement (Loan Agreement) provides for a revolving line of credit in an amount not to exceed $15,000,000, together with a letter of credit facility not to exceed $2,000,000. We also entered into security agreements with BOA, pursuant to which we granted a security interest to BOA in all of our assets. The Loan Agreement contains customary covenants, including but not limited to (i) funded debt to tangible net worth, and (ii) minimum interest coverage ratio. As of July 31, 2009, we are in compliance with the Loan Agreement covenants. The loan commitment shall expire on April 10, 2010, and we may prepay the loan at any time.  Loans under the Loan Agreement bear interest at a rate equal to BOA’s prime rate, minus one percentage point, or we have the option to elect to use the optional interest rate of LIBOR plus one hundred seventy-five basis points.  As of July 31, 2009, the interest rate was 2.25% on outstanding borrowings of approximately $5,626,000 under the Loan Agreement with BOA.

At July 31, 2009, we had cash and cash equivalents of approximately $8,616,000 and working capital of approximately $21,593,000. With internally available funds and funds available from the Loan Agreement, we believe that we have sufficient capital to meet our short term needs.  The Loan Agreement expires on April 10, 2010 with approximately $5,626,000 currently outstanding that will need to be repaid by that time, if not prepaid earlier. We believe that if we maintain our current financial strength and working capital levels over the next twelve months, we should be able to either renew the Loan Agreement with BOA or obtain other financing to repay the existing Loan Agreement. We expect that our existing working capital will be sufficient if we are required to repay the Loan Agreement.

  The Beijing Operations has outstanding loans due within the next twelve months to a related party, Taian Gas Group (TGG), of approximately $2,957,000.  We expect to repay these borrowings from working capital and for TGG to renew any remaining unpaid loan balances in its continued support of the Beijing Operations. Our future operating results may be affected by a number of factors including our success in bidding on future contracts and our continued ability to manage controllable costs effectively. To the extent we grow by future acquisitions that involve consideration other than stock, our cash requirements may increase.

Effective March 9, 2009, we acquired Midway Electric Company (Portland Operations). The aggregate consideration paid by us, including acquisition transaction costs of $26,616, was $525,712 in cash.  The acquisition of the Portland Operations expands our geographic presence in the Pacific Northwest and provides additional electrical contractor services in both high and low voltage applications for corporate enterprise, healthcare, state and local government and educational institutions.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Backlog

As of July 31, 2009, we had a backlog of unfilled orders of approximately $31.8 million compared to approximately $54.0 million at July 31, 2008. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Additionally, we evaluated the reasonableness of the estimated fair value of our reporting units by reconciling to our market capitalization. This reconciliation allowed us to consider market expectations in corroborating the reasonableness of the fair value of our reporting units.  In addition, we compared our market capitalization, including an estimated control premium that an investor would be willing to pay for a controlling interest in the company and the discount our common stock trades compared to our peer group of companies.   The determination of a control premium and trading discount requires the use of judgment and is based primarily on comparable industry and deal-size transactions, related synergies and other benefits. From the beginning of the third quarter until the end of the fourth quarter of fiscal 2009, our market capitalization declined as a result of market-driven decreases in our stock trading price.   Since then, our stock price has been increasing, and at the end of the first quarter ended July 31, 2009, we believe our market capitalization has increased substantially from the fiscal year ended April 30, 2009.  This increasing trend has been consistent with overall market conditions and is not a result of changes in our expectations of future cash flows. Our reconciliation of the gap between our market capitalization and the aggregate fair value of us depends on various factors, some of which are qualitative and involve management judgment, including high backlog coverage of future revenue and experience in meeting operating cash flow targets.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Subsequent Events

We have evaluated subsequent events through September 14th, which is the date these condensed consolidated financial statements were filed with the Securities and Exchange Commission.

Recently Issued Accounting Pronouncements

On December 4, 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)), and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160).  These new standards will significantly change the accounting for and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We adopted  SFAS 141(R) and SFAS 160  effective May 1, 2009. The adoption of SFAS 141(R) had no impact on our consolidated financial position, results of operations, cash flows or financial statement disclosures, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.  The adoption of SFAS 160 had no impact on the our  consolidated financial position , results of operations or cash flows.  However, we have reclassified minority interest as noncontrolling interest and is reported as a component of equity separate from our shareholders’ equity in the condensed consolidated balance sheets, and net (loss) income from noncontrolling interest is presented separately on the face of the condensed consolidated statements of income to conform with this standard.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (SFAS 161). This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 did not have a material effect on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). The primary objective of EITF 07-5 is to provide guidance for determining whether an equity-linked financial instrument or embedded feature within a contract is indexed to an entity’s own stock, which is a key criterion of the scope exception to paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” An equity-linked financial instrument or embedded feature within a contract that is not considered indexed to an entity’s own stock could be required to be classified as an asset or liability and marked-to-market through earnings. EITF 07-5 specifies a two-step approach in evaluating whether an equity-linked financial instrument or embedded feature within a contract is indexed to its own stock. The first step involves evaluating the instrument’s contingent exercise provisions, if any, and the second step involves evaluating the instrument’s settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied to all instruments outstanding as of the effective date. The adoption of EITF 07-5 on May 1, 2009 had no impact on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

In May 2009, the FASB issued SFAS 165, "Subsequent Events", which established principles and requirements for subsequent events. SFAS 165 details the period after the balance sheet date during which we should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. SFAS 165 is effective for interim or annual reporting periods ending after June 15, 2009. We adopted SFAS 165 effective May 1, 2009. The adoption of SFAS 165 had no impact on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (SAB 112). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current U.S. GAAP. We do not expect the adoption of SAB 112 to have a material impact on our consolidated financial statements.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 4T - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of July 31, 2009. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

31.1 - Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2 - Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.01-Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WPCS INTERNATIONAL INCORPORATED
Date: September 14, 2009	By: /s/ JOSEPH HEATER
Joseph Heater
Chief Financial Officer