Form 10-Q
period 2009-10-31
WPCS INTERNATIONAL INC
filed 2009-12-15
CIK 1086745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended October 31, 2009

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

As of December 10, 2009, there were 6,942,266 shares of registrant’s common stock outstanding.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed consolidated balance sheets at October 31, 2009 (unaudited) and April 30, 2009	3-4

	Condensed consolidated statements of income for the three and six months ended October 31, 2009 and 2008 (unaudited)	5

	Condensed consolidated statement of equity for the six months ended October 31, 2009 (unaudited)	6

	Condensed consolidated statements of cash flows for the six months ended October 31, 2009 and 2008 (unaudited)	7-8

	Notes to unaudited condensed consolidated financial statements	9-21

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-35

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	36

ITEM 4T.	Controls and Procedures	37

PART II. OTHER INFORMATION

ITEM 1	Legal proceedings	38
ITEM 1A	Risk factors	38
ITEM 2	Unregistered sales of equity securities and use of proceeds	38
ITEM 3	Defaults upon senior securities	38
ITEM 4	Submission of matters to a vote of security holders	38
ITEM 5	Other information	38
ITEM 6	Exhibits	38

SIGNATURES		39

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
ASSETS	2009	2009
	(Unaudited)	Note 1
CURRENT ASSETS:

Cash and cash equivalents	$8,511,319	$6,396,810
Accounts receivable, net of allowance of $105,889 and $155,458 at October 31, 2009 and April 30, 2009, respectively	24,728,415	25,662,784
Costs and estimated earnings in excess of billings on uncompleted contracts	4,034,783	5,229,043
Inventory	3,093,949	2,481,383
Prepaid expenses and other current assets	2,344,190	1,674,952
Prepaid income taxes	-	295,683
Deferred tax assets	268,922	70,413
Total current assets	42,981,578	41,811,068

PROPERTY AND EQUIPMENT, net	6,498,162	6,668,032

OTHER INTANGIBLE ASSETS, net	1,823,932	1,983,879

GOODWILL	33,094,959	32,549,186

OTHER ASSETS	132,204	132,948

Total assets	$84,530,835	$83,145,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND EQUITY	October 31,	April 30,
	2009	2009
	(Unaudited)	Note 1
CURRENT LIABILITIES:

Current portion of loans payable	$54,662	$89,210
Borrowings under line of credit	5,626,056	5,626,056
Current portion of capital lease obligations	93,298	96,001
Accounts payable and accrued expenses	8,894,587	8,997,296
Billings in excess of costs and estimated earnings on uncompleted contracts	2,164,517	2,511,220
Deferred revenue	640,156	507,650
Due to shareholders	2,988,674	2,951,008
Income taxes payable	190,423	-
Total current liabilities	20,652,373	20,778,441

Loans payable, net of current portion	51,511	71,634
Capital lease obligations, net of current portion	106,786	151,425
Deferred tax liabilities	1,565,866	1,467,971
Total liabilities	22,376,536	22,469,471

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued	-	-

Common stock - $0.0001 par value, 25,000,000 shares authorized, 6,942,266 shares issued and outstanding at October 31, 2009 and April 30, 2009, respectively	694	694
Additional paid-in capital	50,246,439	50,175,479
Retained earnings	10,152,893	9,381,189
Accumulated other comprehensive income (loss) on foreign currency translation	488,933	(321,798)

Total WPCS shareholders' equity	60,888,959	59,235,564

Noncontrolling interest	1,265,340	1,440,078

Total equity	62,154,299	60,675,642

Total liabilities and equity	$84,530,835	$83,145,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008

REVENUE	$24,301,560	$28,767,681	$49,585,343	$57,035,212

COSTS AND EXPENSES:
Cost of revenue	16,752,484	21,421,304	34,910,296	41,606,178
Selling, general and administrative expenses	6,286,661	5,945,671	12,140,145	11,883,160
Depreciation and amortization	658,199	651,039	1,308,143	1,340,181

Total costs and expenses	23,697,344	28,018,014	48,358,584	54,829,519

OPERATING INCOME	604,216	749,667	1,226,759	2,205,693

OTHER EXPENSE (INCOME):
Interest expense	78,277	136,681	140,637	248,284
Interest income	(1,612)	(22,073)	(3,531)	(48,112)

INCOME BEFORE INCOME TAX PROVISION	527,551	635,059	1,089,653	2,005,521

Income tax provision	254,605	253,299	492,687	744,204

NET INCOME	272,946	381,760	596,966	1,261,317

Less: Net (loss) income attributable to noncontrolling interest	(63,841)	19,950	(174,738)	61,196

NET INCOME ATTRIBUTABLE TO WPCS	$336,787	$361,810	$771,704	$1,200,121

Basic net income per common share attributable to WPCS	$0.05	$0.05	$0.11	$0.17

Diluted net income per common share attributable to WPCS	$0.05	$0.05	$0.11	$0.17

Basic weighted average number of common shares outstanding	6,942,266	7,251,083	6,942,266	7,251,083

Diluted weighted average number of common shares outstanding	6,976,256	7,262,419	6,968,524	7,259,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY
 SIX MONTHS ENDED OCTOBER 31, 2009
(Unaudited)

							Accumulated
							Other Compre-
	Preferred Stock		Common Stock		Additional Paid-In	Retained	hensive Income	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	Interest	Equity

BALANCE, MAY 1, 2009	-	$-	6,942,266	$694	$50,175,479	$9,381,189	$(321,798)	$1,440,078	$60,675,642

Fair value of stock options granted to employees	-	-	-	-	70,960	-	-	-	70,960

Accumulated other comprehensive income	-	-	-	-	-	-	810,731	-	810,731

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	-	(174,738)	(174,738)

Net income attributable to WPCS	-	-	-	-	-	771,704	-	-	771,704

BALANCE, OCTOBER 31, 2009	-	$-	6,942,266	$694	$50,246,439	$10,152,893	$488,933	$1,265,340	$62,154,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	October 31,
	2009	2008

OPERATING ACTIVITIES :
Net income	$596,966	$1,261,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,308,143	1,340,181
Fair value of stock options granted to employees	70,960	56,339
Provision for doubtful accounts	46,826	52,932
Amortization of debt issuance costs	21,326	5,161
Loss (gain) on sale of fixed assets	12,117	(3,822)
Deferred income taxes	(110,186)	(87,146)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,088,550	2,299,194
Costs and estimated earnings in excess of billings on uncompleted contracts	1,230,573	(1,004,154)
Inventory	(602,546)	(475,630)
Prepaid expenses and other current assets	(803,592)	(454,208)
Other assets	6,080	471,681
Accounts payable and accrued expenses	(118,385)	1,511,588
Billings in excess of costs and estimated earnings on uncompleted contracts	(354,528)	2,488,644
Deferred revenue	132,507	205,653
Income taxes payable	490,496	350,351
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,015,307	8,018,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(804,384)	(714,151)
Acquisition of Trenton Operations, net of cash received	-	(2,500,000)
Acquisition of Seattle Operations, net of cash received	119,092	-
Acquisition of Max Engineering and Lincoln Wind, net of cash received	-	(707,645)
Acquisition of Sacramento Operations, net of cash received	-	(7,521)
Acquisition of Brisbane Operations, net of cash received	-	(287,735)
Acquisition of Brendale Operations, net of cash received	(1,750)	(24,516)
Acquisition of Portland Operations, net of cash received	(104,154)	-
NET CASH USED IN INVESTING ACTIVITIES	(791,196)	(4,241,568)

FINANCING ACTIVITIES:
Equity issuance costs	-	(5,000)
Borrowings under lines of credit	-	2,500,000
Repayments under loans payable, net	(54,671)	(1,217,195)
Borrowings of amounts due to shareholders	-	827,678
Repayments of capital lease obligations	(47,342)	(25,887)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(102,013)	2,079,596

Effect of exchange rate changes on cash	(7,589)	(69,759)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,114,509	5,786,350
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,396,810	7,449,530
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,511,319	$13,235,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q of Article 10 of Regulation S-X and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2009 included in the Company’s Annual Report on Form 10-K.  The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of condensed consolidated financial position, results of operations and cash flows for the interim periods. Operating results for the three and six month periods ended October 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2010. The amounts for the April 30, 2009 balance sheet have been extracted from the audited consolidated financial statements included in Form 10-K for the year ended April 30, 2009.

The accompanying condensed consolidated financial statements include the accounts of WPCS International Incorporated (WPCS) and its wholly and majority-owned subsidiaries, WPCS International – Suisun City, Inc. (Suisun City Operations), WPCS International - St. Louis, Inc. (St. Louis Operations), WPCS International – Lakewood, Inc. (Lakewood Operations), WPCS International – Hartford, Inc. (Hartford Operations), WPCS International – Sarasota, Inc. (Sarasota Operations), WPCS International – Trenton, Inc. (Trenton Operations), Taian AGS Pipeline Construction Co. Ltd. (Beijing Operations), WPCS International – Seattle, Inc. (Seattle Operations), WPCS International – Sacramento, Inc. (Sacramento Operations), WPCS International – Brisbane, Pty Ltd. (Brisbane Operations), WPCS International – Brendale, Pty Ltd. (Brendale Operations), and WPCS International – Portland, Inc. (Portland Operations), WPCS Incorporated, Invisinet Inc., WPCS Australia Pty Ltd., and WPCS Asia Limited, collectively “we”, “us” or the "Company".

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance that establishes the Accounting Standards Codification (ASC) Topic No. 105, “Codification” (ASC 105), which confirmed that the FASB Accounting Standards Codification will become the single official source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force ( "EITF" ) and related literature, and only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification becomes effective for interim and annual periods ending on or after September 15, 2009. The Company has applied the new Codification references in our financial statements.

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

Goodwill and Other Intangible Assets

In accordance with FASB ASC Topic No. 350, “Intangibles - Goodwill and Other” (ASC 350), goodwill and indefinite-lived intangible assets are no longer amortized but are assessed for impairment on at least an annual basis. ASC 350 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

GAAP requires that goodwill be tested at least annually, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of the business acquired (reporting unit) and compare it to the carrying value, including goodwill, of such business (reporting unit). If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step, based on the excess, if any, of the reporting unit’s carrying value of goodwill over its implied value.

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

Effective May 1, 2009, in connection with the change in the structure of the Company’s internal organization, the Company reclassed certain operations from the specialty construction segment to the electrical power segment.  The reorganized composition of these two segments was completed in conjunction with the Company’s branding strategy and to better represent the Company’s design-build engineering capabilities.  In addition, through this reorganization the Company consolidated certain operations to reduce administrative overhead expenses and improve operating efficiencies. Changes in goodwill consist of the following during the six months ended October 31, 2009:

	Wireless	Specialty	Electrical
	Communication	Construction	Power	Total

Beginning balance, May 1, 2009	$10,921,998	$5,956,201	$15,670,987	$32,549,186

Reclass: segment reorganization	-	(1,824,249)	1,824,249	-
Brendale Operations acquisition	-	-	1,750	1,750
Portland Operations acquisition	-	-	92,154	92,154
Foreign currency translation adjustments	-	192,582	259,287	451,869

Ending balance, October 31, 2009	$10,921,998	$4,324,534	$17,848,427	$33,094,959

Other intangible assets consist of the following at October 31, 2009 and April 30, 2009:

	Estimated useful life	October 31,	April 30,
	(years)	2009	2009

Customer list	3-9	$3,983,493	$3,969,240
Less accumulated amortization expense		(2,173,353)	(2,084,302)
		$1,810,140	$1,884,938

Contract backlog	1-3	$915,598	$893,009
Less accumulated amortization expense		(901,806)	(794,068)
		$13,792	$98,941

Amortization expense for other intangible assets for the six months ended October 31, 2009 and 2008 was $300,046 and $468,081, respectively. There are no expected residual values related to these intangible assets.

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

Income Taxes

Income taxes are accounted for in accordance with FASB ASC Topic No. 740, "Income Taxes” (ASC 740).  Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible.

ASC 740 also clarifies the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, ASC 740 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. ASC 740 also requires expanded disclosure with respect to the uncertainty in income taxes. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. For the six months ended October 31, 2009, and 2008, the Company recognized no interest or penalties, respectively.

Earning Per Common Share

Earning per common share is computed pursuant to FASB ASC Topic No. 260, "Earnings Per Share". Basic net income per common share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur from common stock issuable through stock options and warrants.  The table below presents the computation of basic and diluted net income per common share for the three and six months ended October 31, 2009 and 2008, respectively:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basic earnings per share computation	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Numerator:

Net income attributable to WPCS	$336,787	$361,810	$771,704	$1,200,121

Denominator:

Basic weighted average shares outstanding	6,942,266	7,251,083	6,942,266	7,251,083

Basic net income per common share attributable to WPCS	$0.05	$0.05	$0.11	$0.17

Diluted earnings per share computation
	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Numerator:

Net income attributable to WPCS	$336,787	$361,810	$771,704	$1,200,121

Denominator:

Basic weighted average shares outstanding	6,942,266	7,251,083	6,942,266	7,251,083

Incremental shares from assumed conversion:

Conversion of stock options	33,990	11,336	26,258	8,270

Conversion of common stock warrants	-	-	-	-

Diluted weighted average shares	6,976,256	7,262,419	6,968,524	7,259,353

Diluted net income per common share attributable to WPCS	$0.05	$0.05	$0.11	$0.17

At October 31, 2009 and 2008, the Company had 627,858 and 691,475 stock options, respectively, and 1,883,796 warrants outstanding in both years, respectively, which are potentially dilutive securities. For the three months ended October 31, 2009 and 2008, 510,436 and 667,759 stock options, respectively, were not included in the computation of diluted earnings per share.  For the six months ended October 31, 2009 and 2008, 513,958 and 642,400 stock options, respectively, were not included in the computation of diluted earnings per share. For the three and six months ended October 31, 2009 and 2008, 1,883,796 warrants were not included in the computation of diluted earnings per share. These potentially dilutive securities were excluded because the stock warrant exercise prices exceeded the average market price of the common stock and, therefore, the effects would be option antidilutive.

Noncontrolling Interest

Noncontrolling interest for the six months ended October 31, 2009 and 2008 consists of the following:

	October 31,
	2009	2008
Balance, beginning of period	$1,440,078	$1,331,850

Net (loss) income attributable to noncontrolling interest	(174,738)	61,196

Balance, end of period	$1,265,340	$1,393,046

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Comprehensive Income

Comprehensive income for the three and six months ended October 31, 2009 and 2008 consists of the following:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Net income attributable to WPCS	$336,787	$361,810	$771,704	$1,200,121
Other comprehensive income - foreign currency translation adjustments, net	361,513	(735,868)	810,731	(662,137)
Comprehensive income (loss) attributable to WPCS	$698,300	$(374,058)	$1,582,435	$537,984

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

Subsequent Events

The Company has evaluated subsequent events through December 15, 2009, which is the date these condensed consolidated financial statements were filed with the Securities and Exchange Commission.

Recently Issued Accounting Pronouncements

On May 1, 2009, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 141(R) (SFAS 141(R)) “Business Combinations”, which is codified in FASB ASC Topic No. 805, “Business Combinations”, (ASC 805). This statement significantly changes the accounting for and reporting for business combination transactions in consolidated financial statements. The adoption of this pronouncement had no impact on the Company’s consolidated financial position, results of operations, cash flows or financial statement disclosures, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

On May 1, 2009, the Company adopted SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No.51” (SFAS 160), which is codified in FASB ASC Topic No. 810 “Consolidation” (ASC 810). This statement significantly changes the accounting for noncontrolling (minority) interests in consolidated financial statements. The adoption of this pronouncement had no impact on the Company’s consolidated financial position, results of operations or cash flows.  However, the Company reclassified minority interest as noncontrolling interest and is reported as a component of equity separate from WPCS shareholders’ equity in the condensed consolidated balance sheets, and net (loss) income from noncontrolling interest is presented separately on the face of the condensed consolidated statements of income to conform to this standard.

On May 1, 2009, the Company adopted SFAS No. 161,  “Disclosures About Derivative Instruments and Hedging Activities” (SFAS 161), which is codified in FASB ASC Topic No. 815 “Derivatives and Hedging” (ASC 815). This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. The adoption of this pronouncement had no impact on the Company’s consolidated financial position, results of operations, cash flows or financial statement disclosures.

On May 1, 2009, the Company adopted EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5), which is codified primarily in FASB ASC Subtopic No. 815-40 “Contracts in Entity’s Own Equity” (ASC 815-40). The primary objective of this statement is to provide guidance for determining whether an equity-linked financial instrument or embedded feature within a contract is indexed to an entity’s own stock, which is a key criterion of the scope exception to ASC 815, “Derivatives and Hedging.” An equity-linked financial instrument or embedded feature within a contract that is not considered indexed to an entity’s own stock could be required to be classified as an asset or liability and marked-to-market through earnings. This statement specifies a two-step approach in evaluating whether an equity-linked financial instrument or embedded feature within a contract is indexed to its own stock. The first step involves evaluating the instrument’s contingent exercise provisions, if any, and the second step involves evaluating the instrument’s settlement provisions. The adoption of this pronouncement had no impact on the Company’s consolidated financial position, results of operations, cash flows or financial statement disclosures.

On May 1, 2009, the Company adopted SFAS 165, “Subsequent Events”, which is codified in FASB ASC Topic No. 855, "Subsequent Events" (ASC 855). This statement established principles and requirements for subsequent events. It also details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position, results of operations, cash flows or financial statement disclosures.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (SAB 112). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current U.S. GAAP. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

No other recently issued accounting pronouncement issued or effective after the end of the fiscal year is expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 - ACQUISITIONS

In accordance with ASC 805, “Business Combinations,” acquisitions consummated prior to the adoption of ASC 805 on May 1, 2009 have been accounted for under the purchase method of accounting.  Under the purchase method of accounting, assets acquired and liabilities assumed were recorded at their estimated fair values.  Goodwill was recorded to the extent the purchase price consideration, including certain acquisition and closing costs, exceeded the fair value of the net identifiable assets acquired at the date of the acquisition.

 Max Engineering LLC and Lincoln Wind LLC

On August 2, 2007, the Company acquired Max Engineering LLC. The aggregate consideration paid by the Company, including acquisition transaction costs of $30,498, was $1,117,679 of which $917,679 was paid in cash and the Company issued 17,007 shares of common stock valued at $200,000. The aggregate purchase price includes additional cash consideration of $287,181 paid to the former members regarding the earnout settlement for the twelve months ended August 1, 2008. No earnout settlement is payable for the twelve months ended August 1, 2009.  Max Engineering LLC was acquired pursuant to a Membership Interest Purchase Agreement among the Company and the former members, dated and effective as of August 2, 2007. The acquisition of Max Engineering LLC expands the Company’s geographic expansion into Texas and provides additional engineering services that specialize in the design of communications infrastructure for the telecommunications, oil, gas and wind energy markets.

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

RL & CA MacKay Pty Ltd dba Energize Electrical and BRT Electrical Pty Ltd (Brendale Operations)

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

Midway Electric Company (Portland Operations)

On March 9, 2009, the Company acquired Midway Electric Company (Portland Operations).  The aggregate consideration paid by the Company, including acquisition transaction costs of $31,674, was $530,770 in cash.  The Portland Operations was acquired pursuant to a Stock Purchase Agreement among the Company and the former shareholders, dated as of March 9, 2009. The acquisition of the Portland Operations expands our geographic presence in the Pacific Northwest and provides additional electrical contractor services in both high and low voltage applications for corporate enterprise, healthcare, state and local government and educational institutions.

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

The purchase price allocation has been determined as follows:

Assets purchased:
Cash	$93,247
Accounts receivable	86,555
Inventory	64,165
Prepaid expenses	13,469
Costs and estimated earnings in excess of billings	10,182
Fixed assets	205,615
Customer lists	12,000
Goodwill	110,042
595,275
Liabilities assumed:
Accounts payable	(30,842)
Accrued expenses	(2,189)
Payroll and other payable	(23,292)
Billings in excess of costs and estimated earnings	(3,249)
Capital lease obligation	(4,933)
(64,505)
Purchase price	$530,770

Consolidated Pro Forma Information

The following unaudited consolidated pro forma financial information presents the combined results of operations of the Company, Lincoln Wind, BRT and the Portland Operations for the three and six months ended October 31, 2008 as if the acquisitions had occurred at May 1, 2008. The consolidated pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Lincoln Wind, BRT and the Portland Operations been a single entity during these periods.

	Consolidated Pro Forma

	Three Months Ended	Six Months Ended
	October 31,	October 31,
	2008	2008

Revenue	$29,237,350	$58,189,560

Net income attributable to WPCS	$377,410	$1,109,648

Basic weighted average shares	7,251,083	7,251,083
Diluted weighted average shares	7,262,419	7,259,353

Basic net income per share attributable to WPCS	$0.05	$0.15
Diluted net income per share attributable to WPCS	$0.05	$0.15

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Although management believes it has established adequate procedures for estimating costs to complete on open contracts, additional costs could occur on contracts prior to completion. Costs and estimated earnings on uncompleted contracts consist of the following at October 31, 2009 and April 30, 2009:

	October 31, 2009	April 30, 2009
Costs incurred on uncompleted contracts	$68,354,964	$66,056,622
Estimated contract profit	22,550,910	21,903,172
	90,905,874	87,959,794
Less: billings to date	89,035,608	85,241,971
Net excess of costs	$1,870,266	$2,717,823

Costs and estimated earnings in excess of billings on uncompleted contracts	$4,034,783	$5,229,043
Billings in excess of costs and estimated earnings
on uncompleted contracts	(2,164,517)	(2,511,220)
Net excess of costs	$1,870,266	$2,717,823

NOTE 5 – DEBT

Lines of Credit

On April 10, 2007, the Company entered into a loan agreement with Bank of America, N.A. (BOA) as amended. The loan agreement (Loan Agreement) provides for a revolving line of credit in an amount not to exceed $15,000,000, together with a letter of credit facility not to exceed $2,000,000. The Company and its subsidiaries also entered into security agreements with BOA, pursuant to which the Company granted a security interest to BOA in all of its assets.  The Loan Agreement contains customary covenants, including but not limited to (i) funded debt to tangible net worth, and (ii) minimum interest coverage ratio. As of October 31, 2009, the Company is in compliance with the Loan Agreement covenants. The loan commitment shall expire on April 10, 2010, and the Company may repay the loan at any time.  Loans under the Loan Agreement bear interest at a rate equal to BOA’s prime rate, minus one percentage point, or the Company has the option to elect to use the optional interest rate of LIBOR plus one hundred seventy-five basis points.  As of October 31, 2009, the interest rate was 2.25% on outstanding borrowings of $5,626,056 under the Loan Agreement.

Loans Payable

The Company’s long-term debt also consists of notes issued by the Company for the purchase of property and equipment in the ordinary course of business. At October 31, 2009, loans payable and capital lease obligations totaled $306,257 with interest rates ranging from 0% to 12.67%.

Due to Shareholders

As of October 31, 2009, the Beijing Operations had outstanding loans due to a related party, Taian Gas Group (TGG), totaling $2,988,674, of which $2,636,388 matures on December 31, 2009, and bears interest at 6.83%. The remaining balance of $352,286 represents working capital loans from TGG to the Beijing Operations in the normal course of business.

NOTE 6 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of the Suisun City Operations, the Company assumed a ten-year lease with a trust, of which a certain officer of the Company is the trustee, for a building and land located in Suisun City, California which is occupied by its Suisun City Operations.  For the six months ended October 31, 2009 and 2008, the rent paid for this lease was $46,830 in both years.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the acquisition of the Sarasota Operations, the Company leases its Sarasota, Florida location from a trust, of which one of the former shareholders of the Sarasota Operations is the trustee. For the six months ended October 31, 2009 and 2008, the rent paid for this lease was $27,653 and $26,847, respectively.

In connection with the acquisition of the Trenton Operations, the Company leases its Trenton, New Jersey location from Voacolo Properties LLC, of which the former shareholders of Voacolo Electric Incorporated are the members. For the six months ended October 31, 2009 and 2008, the rent paid for this lease was $33,000 and $30,000, respectively.

In connection with the acquisition of the Beijing Operations in fiscal 2007, the Company’s joint venture partner provided the office building for Beijing Operations rent free during fiscal year 2009.  The Company expects to enter into a lease with the joint venture partner in fiscal 2010.

NOTE 7 – SHAREHOLDERS’ EQUITY

Stock-Based Compensation Plans

In September 2006, the Company adopted the 2007 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2007 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  These shares were registered under Form S-8. At October 31, 2009, options to purchase 255,000 shares were outstanding at exercise prices ranging from $2.37 to $6.33. At October 31, 2009, there were 145,000 options available for grant under the 2007 Incentive Stock Plan.

In September 2005, the Company adopted the 2006 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2006 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  These shares were registered under Form S-8. Under the terms of the 2006 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant.  These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At October 31, 2009, options to purchase 288,102 shares were outstanding at exercise prices ranging from $6.14 to $12.10. At October 31, 2009, there were 40,322 options available for grant under the 2006 Incentive Stock Plan.

In March 2003, the Company established a stock option plan pursuant to which options to acquire a maximum of 416,667 shares of the Company's common stock were reserved for grant (the "2002 Plan"). These shares were registered under Form S-8. Under the terms of the 2002 Plan, the options are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At October 31, 2009, options to purchase 84,756 shares were outstanding at exercise prices ranging from $2.37 to $12.10. At October 31, 2009, there were 189,394 shares available for grant under the 2002 Plan.

The following table summarizes stock option activity for the six months ended October 31, 2009, during which there were no options exercised under the Company’s stock option plans:

	2002 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2009	161,350	$6.28

Granted	8,000	$3.24
Exercised	-	$0.00
Forfeited/Expired	(84,594)	$6.62

Outstanding, October 31, 2009	84,756	$5.66	1.2	$5,785

Vested and expected to vest, October 31, 2009	80,936	$5.69	2.2	$5,611

Exercisable, October 31, 2009	54,277	$5.96	1.4	$2,893

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	2006 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2009	288,602	$6.34

Granted	-	$0.00
Exercised	-	$0.00
Forfeited/Expired	(500)	$7.04

Outstanding, October 31, 2009	288,102	$6.34	1.0	$0

Vested and expected to vest, October 31, 2009	287,952	$6.33	1.0	$0

Exercisable, October 31, 2009	285,602	$6.29	1.0	$0

	2007 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2009	180,000	$4.04

Granted	75,000	$3.14
Exercised	-	$0.00
Forfeited/Expired	-	$0.00

Outstanding, October 31, 2009	255,000	$3.77	4.1	$64,750

Vested and expected to vest, October 31, 2009	229,314	$3.72	4.1	$62,718

Exercisable, October 31, 2009	66,250	$3.49	3.8	$30,875

In accordance with ASC 718, “Compensation –Stock Compensation”, the Company recognizes stock-based compensation expense. The Company recorded stock-based compensation of $70,960 and $56,339 for the six months ended October 31, 2009 and 2008, respectively.

At October 31, 2009, the total compensation cost related to unvested stock options granted under the Company’s stock option plans but not yet recognized was approximately $282,000 and is expected to be recognized over a weighted-average period of 2.27 years.

The Company has elected to adopt the shortcut method provided in Staff Position Updates, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” for determining the initial pool of excess tax benefits available to absorb tax deficiencies related to stock-based compensation subsequent to the adoption of ASC 718. The shortcut method includes simplified procedures for establishing the beginning balance of the pool of excess tax benefits (the APIC Tax Pool) and for determining the subsequent effect on the APIC Tax Pool and the Company’s consolidated statements of cash flows of the tax effects of share-based compensation awards. ASC 718 requires that excess tax benefits related to share-based compensation be reflected as financing cash inflows.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. Compensation cost is then recognized on a straight-line basis over the vesting or service period and is net of estimated forfeitures. There were 83,000 stock options granted during the six months ended October 31, 2009. There were 120,900 stock options granted during the six months ended October 31, 2008. The following assumptions were used to compute the fair value of stock option compensation expense during the three and six months ended October 31, 2009 and 2008, respectively:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008

Risk-free interest rate	1.47 - 1.61%	1.87 - 2.84%	1.47 - 1.61%	1.87 - 2.84%
Expected volatility	59.9%	50.8 - 53.3%	59.9%	50.8 - 53.3%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term ( in years)	3.5	3.25-3.5	3.5	3.25-3.5

The risk-free rate is based on the rate of U.S Treasury zero-coupon issues with a remaining term equal to the expected term of the option grants.  Expected volatility is based on the historical volatility of the Company’s common stock using the weekly closing price of the Company’s common stock, pursuant to SEC Staff Accounting Bulletin No. 107. The expected dividend yield is zero based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was calculated using the simplified method pursuant to SEC Staff Accounting Bulletin Nos. 107 and 110.

Common Stock Purchase Warrants

In connection with a private placement of common stock on November 16, 2004, the Company issued common stock purchase warrants.  Each of these warrants was exercisable for a period of five years at an exercise price of $6.99 per share.  The exercise price of the warrants was subject to customary adjustment provisions for stock splits, combinations, dividends and the like. In April 2009, the Company and its warrant holders amended the warrant agreement to eliminate any adjustment provisions for lower price issuances. The warrants are callable by the Company, upon 30 days notice, should the common stock trade at or above $25.20 per share for 25 out of 30 consecutive trading days. A maximum of 20% of the warrants may be called in any three-month period.  1,883,796 common stock purchase warrants are outstanding at October 31, 2009 and April 30, 2009. These common stock warrants expired unexercised on November 16, 2009.

 Stock Repurchase Program

On November 24, 2008, the Company adopted a stock repurchase program of up to 2,000,000 shares of the Company’s common stock which expired on December 1, 2009.  Since November 24, 2008, a total of 308,817 shares were purchased and retired by the Company at a total cost of $729,730 including transaction costs, or an average cost per common share of $2.36.

NOTE 8 - SEGMENT REPORTING

The Company's reportable segments are determined and reviewed by management based upon the nature of the services, the external customers and customer industries and the sales and distribution methods used to market the products.  In order to better serve its diversified customer base, the Company launched a key initiative in fiscal 2009 to brand each of its subsidiaries with the “WPCS” name.  As part of this branding strategy and to better represent the Company’s design-build engineering capabilities, the Company reorganized its reportable segments to correspond with its primary service lines: wireless communications, specialty construction and electrical power.  Management evaluates performance based upon income (loss) before income taxes. Corporate includes corporate salaries and external professional fees, such as accounting, legal and investor relations costs which are not allocated to the other subsidiaries.  Corporate assets primarily include cash and prepaid expenses.  Segment results for the three and six months ended and as of October 31, 2009 and 2008 are as follows:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended October 31, 2009					For the Three Months Ended October 31, 2008
	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total

Revenue	$-	$7,550,753	$1,765,705	$14,985,102	$24,301,560	$-	$9,066,766	$3,169,857	$16,531,058	$28,767,681

Depreciation and amortization	$17,494	$188,386	$194,886	$257,433	$658,199	$8,664	$177,006	$223,383	$241,986	$651,039

Income (loss) before income taxes	$(1,261,806)	$252,318	$(292,098)	$1,829,137	$527,551	$(975,785)	$598,688	$143,148	$869,008	$635,059

	As of and for the Six Months Ended October 31, 2009					As of and for the Six Months Ended October 31, 2008
	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total

Revenue	$-	$14,713,044	$5,205,643	$29,666,656	$49,585,343	$-	$19,238,920	$6,105,629	$31,690,663	$57,035,212

Depreciation and amortization	$30,169	$374,984	$412,741	$490,249	$1,308,143	$17,112	$351,563	$440,389	$531,117	$1,340,181

Income (loss) before income taxes	$(2,123,256)	$116,983	$(237,202)	$3,333,131	$1,089,656	$(1,887,317)	$1,311,260	$503,714	$2,077,864	$2,005,521

Goodwill	$-	$10,921,998	$4,324,534	$17,848,427	$33,094,959	$-	$10,921,998	$4,005,887	$17,153,164	$32,081,049

Total assets	$9,570,282	$23,025,978	$14,423,214	$37,511,361	$84,530,835	$14,242,672	$23,399,110	$15,088,273	$38,377,055	$91,107,110

As of and for the six months ended October 31, 2009 and 2008, the specialty construction segment includes approximately $923,000 and $1,277,000 in revenue and $1,564,000 and $1,819,000 of net assets held in China related to the Company’s 60% interest in the Beijing Operations, respectively. As of and for the six months ended October 31, 2009 and 2008, the specialty construction segment includes approximately $307,000 and $985,000 in revenue and $1,296,000 and $1,608,000 of net assets held in Australia related to the Company’s 100% ownership in the Brisbane Operations. As of and for the six months ended October 31, 2009 and 2008, electrical power segment includes approximately $1,693,000 and $1,039,000 in revenue and $2,077,000 and $1,827,000 of net assets held in Australia related to the Company’s 100% ownership in the Brendale Operations.

NOTE 9 – SUBSEQUENT EVENT

On November 4, 2009, the Company acquired The Pride Group (QLD) Pty Ltd, an Australian corporation (Pride). The purchase price represents an amount up to $3,677,954, of which $1,838,977 was paid upon closing and up to an additional $1,838,977 will be paid by the Company to the sellers over each of the next two years based upon the achievement of certain future results of operations targets.  The sellers will be paid $919,488 if Pride’s earnings before interest and taxes (EBIT) for the twelve month period ending October 31, 2010 equals or exceeds $1,103,386 (the Target Amount) and another $919,488 if Pride’s EBIT for the twelve month period ending October 31, 2011 equals or exceeds the Target Amount.  In the event that Pride’s EBIT is less than the Target Amount for either measuring period, such $919,488 payment will be reduced by the percentage of the shortfall between the actual EBIT and the Target Amount.

Pride was acquired pursuant to a Share Purchase Agreement among the Company and the former Pride shareholders. Pride is an electrical and security services provider specializing in the commercial and government sectors and focuses on low voltage security installations, alarm systems, video surveillance and access controls.   The acquisition of Pride provides further international expansion into Australia.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words.  Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission.  Important  factors  currently  known  to Management  could  cause  actual  results  to differ  materially  from  those in forward-looking  statements.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that management’s assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from management’s assumptions.  Factors that could cause differences include, but are not limited to, expected market demand for the Company’s services, fluctuations in pricing for materials, and competition.

Business Overview

We are a global provider of design-build engineering services for communications infrastructure, with over 500 employees in twelve operation centers on three continents.  We provide our engineering capabilities including wireless communication, specialty construction and electrical power to a diversified customer base in the public services, healthcare, energy and corporate enterprise markets worldwide.

Historically, each of our wholly-owned subsidiaries has operated and was known primarily by our customers and vendors through a variety of subsidiary legal names, while our investors know us primarily by our “WPCS” name.  In order to better serve our diversified customer base, we launched a key initiative in the third and fourth quarter of fiscal 2009 to brand each of our subsidiaries with the “WPCS” name.  We believe this branding strategy will position us to better pursue national contracts with existing customers, further develop our relationships with technology providers, improve our purchasing power and achieve certain cost reductions under one integrated name.  This branding strategy has included, among other things, changing our subsidiaries legal names, Company website, email, promotional and advertising materials and signage. The total cost for the branding initiative was approximately $157,000 as of October 31, 2009.  In addition, by operating under one name we have consolidated certain operations to reduce administrative overhead expenses and improve operating efficiencies.

Furthermore, as part of our branding strategy and to better represent our comprehensive design-build engineering capabilities, we have reorganized our operating segments to correspond to our primary service lines: wireless communication, specialty construction and electrical power. As a result, certain reclassifications have been made to the prior period segment information to conform to the reorganized composition of our operating segments.

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

Next, we have established capabilities in transportation infrastructure. In the developing world, urbanization has created increased mobility, placing great demands on transportation infrastructure. Governments are responding by making the construction of safe, efficient roads a priority. New systems are needed for traffic monitoring, traffic signaling, video surveillance and smart message signs to communicate information advisories. WPCS is providing design-build engineering services for these technologically advanced systems.

Lastly, world economies are growing, standards of living are improving and energy supplies are dwindling. It is a scenario that has accelerated the search for new energy sources and better ways of delivery of existing supply. WPCS is contributing in both of these critical areas. We design and deploy alternative energy solutions in wind and solar power. Through a unique combination of scientific, geologic, engineering and construction expertise, we offer solutions in site design, solar installation, meteorological towers and wind turbine installation. In addition, we support energy companies as they maximize the efficiency of their energy supply infrastructure, by providing a range of services from pipeline trenching to the deployment of wireless solutions.

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

For the six months ended October 31, 2009, wireless communication represented approximately 29.7% of our total revenue, specialty construction represented approximately 10.5% of our total revenue and electrical power represented approximately 59.8% of our revenue. For the six months ended October 31, 2008, wireless communication represented approximately 33.7% of our total revenue, specialty construction represented approximately 10.7% of our total revenue and electrical power represented approximately 55.6% of our revenue.

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

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year:

•
Over our past five fiscal quarters, current economic conditions have adversely affected certain markets of our business, primarily related to the public services sector. General spending has slowed at the state and local government level due to a decrease in tax revenue and credit impediments.  However, with the legislated federal fiscal stimulus package, $90 billion has been set aside for public services, which includes transportation, education and communications infrastructure projects. Many states have received funding and are currently determining which projects to approve.  We believe the demand for communications infrastructure engineering services remains high in this market, which is indicated by our increased bid solicitations.

•
In the healthcare market, we continue to receive bid requests and complete new projects, as the primary drivers in this market continue to be the need to provide healthcare infrastructure for an aging population and to cut costs in delivering healthcare.  The federal fiscal stimulus package also provides $32 billion for healthcare infrastructure spending.

In the energy market, we continue to receive bid requests and complete new projects as oil, gas, water and electric utility companies continue to upgrade their communications infrastructure, while in alternative energy the growth in wind and solar power development is expected to continue.  The federal fiscal stimulus package also provides $20 billion for energy infrastructure spending.

Our opportunity to obtain work related to the federal fiscal stimulus package depends on the timing of funding allocations and our ability to receive bid requests and be awarded new projects; however, we believe that our experience in performing work in each of these sectors will result in increased bid activity in the near future.

•
Two of our most important economic indicators for measuring our future revenue producing capability and demand for our services are our backlog and bid list. At October 31, 2009, our backlog of unfilled orders was approximately $28 million compared to backlog of approximately $32 million at July 31, 2009.  The lower sequential backlog is due primarily to the protracted disbursement of federal fiscal stimulus funds discussed above as the conversion of bids to backlog is progressing at a slower pace.  Our bid list, which represents project bids under proposal for new and existing customers, was approximately $245 million at October 31, 2009, compared to approximately $161 million at July 31, 2009.

We believe our design-build engineering focus for public services, healthcare, energy and corporate enterprise infrastructure will create additional opportunities both domestically and internationally.  We believe that the ability to provide comprehensive communications infrastructure services including wireless communication, specialty construction and electrical power gives us a competitive advantage. We expect an increase in backlog in the future as a result of the current level of bid activity for communication infrastructure services in both project opportunities generated from the federal fiscal stimulus funding and general projects from our diversified customer base.

•
We continue to focus on expanding our international presence in China and Australia, and we believe that these markets have not been impacted as much by recent economic conditions.  In China, our focus is primarily in the energy market, and in Australia primarily on the corporate enterprise market. Our current international revenue annual run rate is approximately $6 million.  In addition, with our recent acquisition of The Pride Group in Queensland Australia our international revenue annual run rate is expected to increase to approximately $14 million.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•
Although we are focused on organic growth opportunities, we continue to search for acquisitions that increase our engineering capabilities, add to our customer base and expand our geographic scope. We continue to have a particular interest in expanding our international business.

•
We are maintaining a healthy balance sheet with approximately $22.3 million in working capital, net of credit facility borrowings of approximately $5.6 million. The ratio of credit facility borrowings to working capital is approximately 25%.  We believe this is an important measure of our current financial strength. We expect to use our working capital and availability under the credit facility to fund our continued growth.

Results of Operations for the Three Months Ended October 31, 2009 Compared to the Three Months Ended October 31, 2008

The accompanying condensed consolidated financial statements include the accounts of WPCS International Incorporated (WPCS) and its wholly and majority-owned subsidiaries, WPCS International – Suisun City, Inc. (Suisun City Operations), WPCS International - St. Louis, Inc. (St. Louis Operations), WPCS International – Lakewood, Inc. (Lakewood Operations), WPCS International – Hartford, Inc. (Hartford Operations), WPCS International – Sarasota, Inc. (Sarasota Operations), WPCS International – Trenton, Inc. (Trenton Operations), Taian AGS Pipeline Construction Co. Ltd (Beijing Operations), WPCS International – Seattle, Inc. (Seattle Operations), WPCS International – Sacramento, Inc (Sacramento Operations), WPCS International – Brisbane, Pty Ltd. (Brisbane Operations), WPCS International – Brendale, Pty Ltd. (Brendale Operations), and WPCS International – Portland, Inc. (Portland Operations), WPCS Incorporated, Invisinet Inc., WPCS Australia Pty Ltd and WPCS Asia Limited, collectively “we”, “us” or the "Company".

Consolidated results for the three months ended October 31, 2009 and 2008 were as follows:

	Three Months Ended
	October 31,
	2009		2008

REVENUE	$24,301,560	100.0%	$28,767,681	100.0%

COSTS AND EXPENSES:
Cost of revenue	16,752,484	68.9%	21,421,304	74.4%
Selling, general and administrative expenses	6,286,661	25.9%	5,945,671	20.7%
Depreciation and amortization	658,199	2.7%	651,039	2.3%

Total costs and expenses	23,697,344	97.5%	28,018,014	97.4%

OPERATING INCOME	604,216	2.5%	749,667	2.6%

OTHER EXPENSE (INCOME):
Interest expense	78,277	0.3%	136,681	0.5%
Interest income	(1,612)	(0.0%)	(22,073)	(0.1%)

INCOME BEFORE INCOME TAX PROVISION	527,551	2.2%	635,059	2.2%

Income tax provision	254,605	1.0%	253,299	0.9%

NET INCOME	272,946	1.2%	381,760	1.3%

Less: Net (loss) income attributable to noncontrolling interest	(63,841)	(0.3%)	19,950	0.1%

NET INCOME ATTRIBUTABLE TO WPCS	$336,787	1.5%	$361,810	1.2%

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Revenue for the three months ended October 31, 2009 was approximately $24,302,000, as compared to approximately $28,768,000 for the three months ended October 31, 2008. The decrease in revenue for the period was primarily attributable to a temporary slowdown in spending for public services projects at the state and local government level as discussed above, resulting in reductions, delays or postponements of these projects.

Wireless communication segment revenue for the three months ended October 31, 2009 and 2008 was approximately $7,551,000 or 31.0% and $9,067,000 or 31.5% of total revenue, respectively. The decrease in revenue was due primarily to reductions, delays or postponements of projects at the state and local government level for public services projects.

Specialty construction segment revenue for the three months ended October 31, 2009 and 2008 was approximately $1,766,000 or 7.3% and $3,170,000 or 11.0% of total revenue, respectively.

Electrical power segment revenue for the three months ended October 31, 2009 and 2008 was approximately $14,985,000 or 61.7% and $16,531,000 or 57.5% of total revenue, respectively.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs.  Our cost of revenue was approximately $16,752,000 or 68.9% of revenue for the three months ended October 31, 2009, compared to $21,421,000 or 74.4% for the same period of the prior year.  The dollar decrease in our total cost of revenue is due primarily to the corresponding decrease in revenue during the three months ended October 31, 2009. The decrease as a percentage of revenue is due to the blend of project revenue attributable to our existing operations and recent acquisitions.   Historically, over the past three fiscal years our quarterly cost of revenue as a percentage of revenue has ranged from approximately 66% to 74%.  The cost of revenue percentage is expected to vary depending on our mix of project revenue.

Wireless communication segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended October 31, 2009 and 2008 was approximately $5,415,000 and 71.7% and $6,222,000 and 68.6%, respectively.  The dollar decrease in our cost of revenue is due to the corresponding decrease in revenue during the three months ended October 31, 2009.  This increase in cost of revenue as a percentage of revenue was due to the blend of project revenue attributable to our existing operations.

Specialty construction segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended October 31, 2009 and 2008 was approximately $1,079,000 and 61.1% and $2,123,000 and 67.0%, respectively.  As discussed above, the dollar decrease in our total cost of revenue is due to the corresponding decrease in revenue during the three months ended October 31, 2009. The decrease as a percentage of revenue is due to the blend of project revenue attributable to our existing operations.

Electrical power segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended October 31, 2009 and 2008 was approximately $10,258,000 and 68.5% and $13,076,000 and 79.1%, respectively.  The dollar decrease in our cost of revenue is due to the corresponding decrease in revenue during the three months ended October 31, 2009. The decrease as a percentage of revenue is due primarily to the blend of project revenue attributable to our existing operations.

Selling, General and Administrative Expenses

For the three months ended October 31, 2009, total selling, general and administrative expenses were approximately $6,287,000 or 25.9% of total revenue compared to $5,946,000, or 20.7% of revenue for the same period of the prior year. Included in selling, general and administrative expenses for the three months ended October 31, 2009 is $3,601,000 for salaries, commissions, payroll taxes and other employee benefits. The $367,000 increase in salaries and payroll taxes compared to the prior year is due primarily to the increase in headcount as a result of the acquisitions of BRT and the Portland Operations. Professional fees were $524,000, which include accounting, legal and investor relation fees. Insurance costs were $573,000 and rent for office facilities was $248,000. Automobile and other travel expenses were $522,000 and telecommunication expenses were $160,000. Other selling, general and administrative expenses totaled $659,000. For the three months ended October 31, 2009, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $1,694,000, $756,000 and $2,637,000, respectively, with the balance of approximately $1,200,000 pertaining to corporate expenses.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended October 31, 2008, total selling, general and administrative expenses were approximately $5,946,000, or 20.7% of total revenue. Included in selling, general and administrative expenses for the three months ended October 31, 2008 is $3,234,000 for salaries, commissions, payroll taxes and other employee benefits. Professional fees were $368,000, which include accounting, legal and investor relation fees. Insurance costs were $633,000 and rent for office facilities was $245,000.  Automobile and other travel expenses were $616,000 and telecommunication expenses were $146,000. Other selling, general and administrative expenses totaled $704,000. For the three months ended October 31, 2008, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $2,350,000, $633,000 and $2,068,000, respectively, with the balance of approximately $895,000 pertaining to corporate expenses.

Depreciation and Amortization

For the three months ended October 31, 2009 and 2008, depreciation was approximately $507,000 and $442,000, respectively.  The increase in depreciation is due to the purchase of property and equipment and the acquisition of fixed assets from acquiring BRT and the Portland Operations.  The amortization of customer lists and backlog for the three months ended October 31, 2009 was $151,000 as compared to $209,000 for the same period of the prior year. The decrease in amortization is due to the customer lists and backlog of certain subsidiaries being fully amortized as of October 31, 2009, compared to the same period in the prior year.  All customer lists are amortized over a period of five to nine years from the date of their acquisitions. Backlog is amortized over a period of one to three years from the date of acquisition based on the expected completion period of the related contracts.

Interest Expense and Interest Income

For the three months ended October 31, 2009 and 2008, interest expense was approximately $78,000 and $137,000, respectively. The decrease in interest expense is due principally to a decrease in total borrowings on lines of credit and a reduction in interest rates on outstanding borrowings, compared to October 31, 2008. As of October 31, 2009, there was $5,626,056 of total borrowings outstanding under the line of credit compared to $7,626,056 as of October 31, 2008.

           For the three months ended October 31, 2009 and 2008, interest income was approximately $2,000 and $22,000, respectively. The decrease in interest earned is due principally to the decrease in our cash and cash equivalents balance and secondarily to the decrease in interest rates, respectively, compared to the same period in the prior year.

Net Income Attributable to WPCS

The net income attributable to WPCS was approximately $337,000 for the three months ended October 31, 2009. Net income was net of Federal and state income tax expense of approximately $255,000.

The net income attributable to WPCS was approximately $362,000 for the three months ended October 31, 2008. Net income was net of Federal and state income tax expense of approximately $253,000.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended October 31, 2009 Compared to the Six Months Ended October 31, 2008

Consolidated results for the six months ended October 31, 2009 and 2008 were as follows:

	Six Months Ended
	October 31,
	2009		2008

REVENUE	$49,585,343	100.0%	$57,035,212	100.0%

COSTS AND EXPENSES:
Cost of revenue	34,910,296	70.4%	41,606,178	73.0%
Selling, general and administrative expenses	12,140,145	24.5%	11,883,160	20.8%
Depreciation and amortization	1,308,143	2.6%	1,340,181	2.3%

Total costs and expenses	48,358,584	97.5%	54,829,519	96.1%

OPERATING INCOME	1,226,759	2.5%	2,205,693	3.9%

OTHER EXPENSE (INCOME):
Interest expense	140,637	0.3%	248,284	0.4%
Interest income	(3,531)	(0.0%)	(48,112)	(0.1%)

INCOME BEFORE INCOME TAX PROVISION	1,089,653	2.2%	2,005,521	3.6%

Income tax provision	492,687	1.0%	744,204	1.3%

NET INCOME	596,966	1.2%	1,261,317	2.3%

Less: Net (loss) income attributable to noncontrolling interest	(174,738)	(0.4%)	61,196	0.1%

NET INCOME ATTRIBUTABLE TO WPCS	$771,704	1.6%	$1,200,121	2.2%

Revenue

Revenue for the six months ended October 31, 2009 was approximately $49,585,000, as compared to approximately $57,035,000 for the six months ended October 31, 2008. The decrease in revenue for the period was primarily attributable to a temporary slowdown in spending for public services projects at the state and local government level as discussed above, resulting in reductions, delays or postponements of these projects.

Wireless communication segment revenue for the six months ended October 31, 2009 and 2008 was approximately $14,713,000 or 29.7% and $19,239,000 or 33.7% of total revenue, respectively. The decrease in revenue was due primarily to reductions, delays or postponements of projects at the state and local government level for public services projects.

Specialty construction segment revenue for the six months ended October 31, 2009 and 2008 was approximately $5,206,000 or 10.5% and $6,105,000 or 10.7% of total revenue, respectively.

Electrical power segment revenue for the six months ended October 31, 2009 and 2008 was approximately $29,667,000 or 59.8% and $31,691,000 or 55.6% of total revenue, respectively.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs.  Our cost of revenue was approximately $34,910,000 or 70.4% of revenue for the six months ended October 31, 2009, compared to $41,606,000 or 73.0% for the same period of the prior year.  The dollar decrease in our total cost of revenue is due primarily to the corresponding decrease in revenue during the six months ended October 31, 2009. The decrease as a percentage of revenue is due to the blend of project revenue attributable to our existing operations and recent acquisitions.  Historically, over the past three fiscal years our quarterly cost of revenue as a percentage of revenue has ranged from approximately 66% to 74%.  The cost of revenue percentage is expected to vary depending on our mix of project revenue.

Wireless communication segment cost of revenue and cost of revenue as a percentage of revenue for the six months ended October 31, 2009 and 2008 was approximately $10,721,000 and 72.9% and $13,394,000 and 69.6%, respectively.  The dollar decrease in our cost of revenue is due to the corresponding decrease in revenue during the six months ended October 31, 2009.  This increase in cost of revenue as a percentage of revenue was due to the blend of project revenue attributable to our existing operations.

Specialty construction segment cost of revenue and cost of revenue as a percentage of revenue for the six months ended October 31, 2009 and 2008 was approximately $3,431,000 and 65.9% and $3,951,000 and 64.7%, respectively.  The dollar decrease in our total cost of revenue is due to the corresponding decrease in revenue during the six months ended October 31, 2009. The increase as a percentage of revenue is due to the blend of project revenue attributable to our existing operations.

Electrical power segment cost of revenue and cost of revenue as a percentage of revenue for the six months ended October 31, 2009 and 2008 was approximately $20,759,000 and 70.0% and $24,261,000 and 76.6%, respectively.  The dollar decrease in our cost of revenue is due to the corresponding decrease in revenue during the six months ended October 31, 2009. The decrease as a percentage of revenue is due primarily to the blend of project revenue attributable to our existing operations.

Selling, General and Administrative Expenses

For the six months ended October 31, 2009, total selling, general and administrative expenses were approximately $12,140,000 or 24.5% of total revenue compared to $11,883,000, or 20.8% of revenue for the same period of the prior year. Included in selling, general and administrative expenses for the six months ended October 31, 2009 is $7,171,000 for salaries, commissions, payroll taxes and other employee benefits. The $425,000 increase in salaries and payroll taxes compared to the prior year is due primarily to the increase in headcount as a result of the acquisitions of BRT and the Portland Operations. Professional fees were $943,000, which include accounting, legal and investor relation fees. Insurance costs were $1,234,000 and rent for office facilities was $520,000.  Automobile and other travel expenses were $975,000 and telecommunication expenses were $318,000. Other selling, general and administrative expenses totaled $979,000. For the six months ended October 31, 2009, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $3,500,000, $1,801,000 and $4,832,000, respectively, with the balance of approximately $2,007,000 pertaining to corporate expenses.

For the six months ended October 31, 2008, total selling, general and administrative expenses were approximately $11,883,000, or 20.8% of total revenue. Included in selling, general and administrative expenses for the three months ended October 31, 2008 is $6,745,000 for salaries, commissions, payroll taxes and other employee benefits. Professional fees were $924,000, which include accounting, legal and investor relation fees. Insurance costs were $1,242,000 and rent for office facilities was $475,000.  Automobile and other travel expenses were $616,000 and telecommunication expenses were $146,000. Other selling, general and administrative expenses totaled $1,105,000. For the six months ended October 31, 2008, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $4,177,000, $1,124,000 and $4,825,000, respectively, with the balance of approximately $1,757,000 pertaining to corporate expenses.

Depreciation and Amortization

For the six months ended October 31, 2009 and 2008, depreciation was approximately $1,008,000 and $872,000, respectively.  The increase in depreciation is due to the purchase of property and equipment and the acquisition of fixed assets from acquiring BRT and the Portland Operations.  The amortization of customer lists and backlog for the six months ended October 31, 2009 was $300,000 as compared to $468,000 for the same period of the prior year. The decrease in amortization is due to the customer lists and backlog of certain subsidiaries being fully amortized as of October 31, 2009, compared to the same period in the prior year.  All customer lists are amortized over a period of five to nine years from the date of their acquisitions. Backlog is amortized over a period of one to three years from the date of acquisition based on the expected completion period of the related contracts.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense and Interest Income

For the six months ended October 31, 2009 and 2008, interest expense was approximately $141,000 and $248,000, respectively. The decrease in interest expense is due principally to a decrease in total borrowings on lines of credit and a reduction in interest rates on outstanding borrowings, compared to October 31, 2008. As of October 31, 2009, there was $5,626,056 of total borrowings outstanding under the line of credit compared to $7,626,056 as of October 31, 2008.

           For the six months ended October 31, 2009 and 2008, interest income was approximately $4,000 and $48,000, respectively. The decrease in interest earned is due principally to the decrease in our cash and cash equivalents balance and secondarily to the decrease in interest rates, respectively, compared to the same period in the prior year.

Net Income Attributable to WPCS

The net income attributable to WPCS was approximately $772,000 for the six months ended October 31, 2009. Net income was net of Federal and state income tax expense of approximately $493,000.

The net income attributable to WPCS was approximately $1,200,000 for the six months ended October 31, 2008. Net income was net of Federal and state income tax expense of approximately $744,000.

Liquidity and Capital Resources

At October 31, 2009, we had working capital of approximately $22,329,000, which consisted of current assets of approximately $42,981,000 and current liabilities of $20,652,000.  Our working capital needs are influenced by our level of operations, and generally increase with higher levels of revenue.  Our sources of cash have historically come from operating activities, equity offerings, and credit facility borrowings.

Operating activities provided approximately $3,015,000 in cash for the six months ended October 31, 2009. The sources of cash from operating activities total approximately $4,894,000, comprised of approximately $597,000 of net income, $1,349,000 in net non-cash charges, a $1,089,000 decrease in accounts receivable, a $1,230,000 decrease in costs and estimated earnings in excess of billings on uncompleted contracts, a $133,000 increase in deferred revenue, a $490,000 increase in income taxes payable and a $6,000 decrease in other assets. The uses of cash from operating activities total approximately $1,879,000, comprised of an approximate $603,000 increase in inventory, an $803,000 increase in prepaid expenses and other current assets, a $355,000 decrease in billings in excess of costs and estimated earnings on uncompleted contracts, and a $118,000 decrease in accounts payable and accrued expenses. Net earnings adjusted for non-cash items provided cash of approximately $1,946,000 versus approximately $2,625,000 in same period of fiscal 2009.  Working capital components provided cash of approximately $1,069,000 for the six months ended October 31, 2009 versus approximately $5,393,000 in the same period in the prior year.

Our investing activities utilized approximately $791,000 in cash during the six months ended October 31, 2009, which consisted of approximately $804,000 paid for property and equipment, approximately $119,000 received from Seattle Operations former shareholders and approximately $106,000 paid for the acquisitions of the Brendale and Portland Operations net of cash received.

Our financing activities utilized cash of approximately $102,000 during the six months ended October 31, 2009.  Financing activities included repayment of loan payables and capital lease obligations.

Our capital requirements depend on numerous factors, including the market for our services, the resources we devote to developing, marketing, selling and supporting our business, the timing and extent of establishing additional markets and other factors.

On April 10, 2007, we entered into a loan agreement with Bank of America, N.A. (BOA), as amended. The loan agreement (Loan Agreement) provides for a revolving line of credit in an amount not to exceed $15,000,000, together with a letter of credit facility not to exceed $2,000,000. We also entered into security agreements with BOA, pursuant to which we granted a security interest to BOA in all of our assets. The Loan Agreement contains customary covenants, including but not limited to (i) funded debt to tangible net worth, and (ii) minimum interest coverage ratio. As of October 31, 2009, we are in compliance with the Loan Agreement covenants. The loan commitment shall expire on April 10, 2010, and we may prepay the loan at any time.  Loans under the Loan Agreement bear interest at a rate equal to BOA’s prime rate, minus one percentage point, or we have the option to elect to use the optional interest rate of LIBOR plus one hundred seventy-five basis points.  As of October 31, 2009, the interest rate was 2.25% on outstanding borrowings of approximately $5,626,000 under the Loan Agreement with BOA.

At October 31, 2009, we had cash and cash equivalents of approximately $8,511,000 and working capital of approximately $22,329,000. With internally available funds and funds available from the Loan Agreement, we believe that we have sufficient capital to meet our short term needs.  The Loan Agreement expires on April 10, 2010 with approximately $5,626,000 currently outstanding that will need to be repaid by that time, if not prepaid earlier. We believe that if we maintain our current financial strength and working capital levels over the next six months, we should be able to either renew the Loan Agreement with BOA or obtain other financing to repay the existing Loan Agreement. We expect that our existing working capital will be sufficient if we are required to repay the Loan Agreement.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Beijing Operations has outstanding loans due within the next twelve months to a related party, Taian Gas Group (TGG), of approximately $2,987,000. We expect to repay these borrowings from working capital and for TGG to renew any remaining unpaid loan balances in its continued support of the Beijing Operations. Our future operating results may be affected by a number of factors including our success in bidding on future contracts and our continued ability to manage controllable costs effectively. To the extent we grow by future acquisitions that involve consideration other than stock, our cash requirements may increase.

On March 9, 2009, we acquired Midway Electric Company (Portland Operations). The aggregate consideration paid by us, including acquisition transaction costs of $31,674, was $530,770 in cash.  The acquisition of the Portland Operations expands our geographic presence in the Pacific Northwest and provides additional electrical contractor services in both high and low voltage applications for corporate enterprise, healthcare, state and local government and educational institutions.

On November 4, 2009, we acquired The Pride Group (QLD) Pty Ltd, an Australian corporation (Pride). The purchase price was an amount up to $3,677,954, of which $1,838,977 was paid upon closing and up to an additional $1,838,977 will be paid to the sellers over each of the next two years based upon the achievement of certain future results of operations targets.  The sellers will be paid $919,488 if Pride’s earnings before interest and taxes (EBIT) for the twelve month period ended October 31, 2010 equals or exceeds $1,103,386 (the Target Amount) and another AUD$919,488 if Pride’s EBIT for the twelve month period ended October 31, 2011 equals or exceeds the Target Amount.  In the event that Pride’s EBIT is less than the Target Amount for either measuring period, such $919,488 payment will be reduced by the percentage of the shortfall between the actual EBIT and the Target Amount. Pride is an electrical and security services provider specializing in the commercial and government sectors and focuses on low voltage security installations, alarm systems, video surveillance and access controls.   The acquisition of Pride provides further international expansion into Australia.

On November 24, 2008, we adopted a share repurchase program of up to 2,000,000 shares of our common stock, which expired on December 1, 2009.  Since November 24, 2008, we purchased and retired a total of 308,817 shares at a total cost of $729,730 including transaction costs, or an average cost per common share of $2.36.

Backlog

As of October 31, 2009, we had a backlog of unfilled orders of approximately $27.8 million compared to approximately $31.8 million at July 31, 2009 and $47.8 million at October 31, 2008. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our annual review for goodwill impairment for the fiscal years 2009 and 2008 found that no impairment existed. Our impairment review was based on comparing the fair value to the carrying value of the reporting units with goodwill. The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. Reporting units with goodwill include the Brendale, Brisbane, Hartford, Lakewood, Portland, Sacramento, Sarasota, Seattle, St. Louis, Suisun City and Trenton Operations. Our estimates are consistent with the plans and estimates that we are using to manage the underlying businesses. If we fail to deliver products and services for these business units, or market conditions for these businesses fail to improve, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our net equity and results of operations.

Additionally, we evaluated the reasonableness of the estimated fair value of our reporting units by reconciling to our market capitalization. This reconciliation allowed us to consider market expectations in corroborating the reasonableness of the fair value of our reporting units. In addition, we compared our market capitalization, including an estimated control premium that an investor would be willing to pay for a controlling interest in the Company and the discount our common stock trades compared to our peer group of companies.  The determination of a control premium and trading discount requires the use of judgment and is based primarily on comparable industry and deal-size transactions, related synergies and other benefits. From the beginning of the third quarter until the end of the fourth quarter of fiscal 2009, our market capitalization declined as a result of market-driven decreases in our stock trading price.  Since then, our stock price has been increasing, and at the end of the second quarter ended October 31, 2009, we believe our market capitalization has increased substantially from the fiscal year ended April 30, 2009.  This increasing trend has been consistent with overall market conditions and is not a result of changes in our expectations of future cash flows. Our reconciliation of the gap between our market capitalization and the aggregate fair value of us depends on various factors, some of which are qualitative and involve management judgment, including high backlog coverage of future revenue and experience in meeting operating cash flow targets.

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards Codification Topic No. 105 “Codification” (ASC 105), which confirmed that the FASB Accounting Standards Codification will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force ("EITF"), and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification becomes effective for interim and annual periods ending on or after September 15, 2009. We have applied the new Codification reference in our financial statements.

On May 1, 2009, we adopted Statement of Financial Accounting Standard (SFAS) No. 141(R) (SFAS 141(R)) “Business Combinations”, which is codified in FASB ASC Topic No. 805, “Business Combinations”, (ASC 805). This statement significantly changes the accounting for and reporting for business combination transactions in consolidated financial statements. The adoption of this pronouncement had no impact on our consolidated financial position, results of operations, cash flows or financial statement disclosures, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

On May 1, 2009, we adopted SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51” (SFAS 160), which is codified in FASB ASC Topic No. 810 “Consolidation” (ASC 810). This statement significantly changes the accounting for noncontrolling (minority) interests in consolidated financial statements.. The adoption of this pronouncement had no impact on our consolidated financial position, results of operations or cash flows.  However, we reclassified minority interest as noncontrolling interest and it is reported as a component of equity separate from our shareholders’ equity in the condensed consolidated balance sheets, and net (loss) income from noncontrolling interest is presented separately on the face of the condensed consolidated statements of income to conform to this standard.

On May 1, 2009, we adopted SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (SFAS 161), which is codified in FASB ASC Topic No. 815, “Derivatives and Hedging” (ASC 815). This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. The adoption of this pronouncement had no impact on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

On May 1, 2009, we adopted EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5), which is codified primarily in FASB ASC Subtopic No. 815-40 “Contracts in Entity’s Own Equity” (ASC 815-40). The primary objective of this statement is to provide guidance for determining whether an equity-linked financial instrument or embedded feature within a contract is indexed to an entity’s own stock, which is a key criterion of the scope exception to ASC 815, “Derivatives and Hedging.” An equity-linked financial instrument or embedded feature within a contract that is not considered indexed to an entity’s own stock could be required to be classified as an asset or liability and marked-to-market through earnings. This statement specifies a two-step approach in evaluating whether an equity-linked financial instrument or embedded feature within a contract is indexed to its own stock. The first step involves evaluating the instrument’s contingent exercise provisions, if any, and the second step involves evaluating the instrument’s settlement provisions. The adoption of this pronouncement had no impact on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On May 1, 2009, we adopted SFAS 165, “Subsequent Events”, which is codified in FASB ASC Topic No. 855, "Subsequent Events" (ASC 855).  This statement established principles and requirements for subsequent events. It also details the period after the balance sheet date during which we should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in our financial statements and the required disclosures for such events. The adoption of ASC 855 did not have a material impact on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

In June 2009, the SEC issued Staff Accounting Bulletin No. 112 (SAB 112). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current U.S. GAAP. We do not expect the adoption of SAB 112 to have a material impact on our consolidated financial statements.

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

ITEM 4T – CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of October 31, 2009. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

None.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 22, 2009, we held our annual meeting of stockholders.  During the annual meeting, two proposals were put to the stockholders for a vote.  The stockholders approved both proposals, including:  1) the election of six directors to the Board of Directors; and 2) ratifying the selection of J.H. Cohn LLP as our independent registered public accounting firm for the fiscal year ended April 30, 2010.

ITEM 5.                 OTHER INFORMATION

None.

ITEM 6.                 EXHIBITS

31.01 -	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.02 -	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.01-	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WPCS INTERNATIONAL INCORPORATED

Date: December 15, 2009	By:	/s/ JOSEPH HEATER
Joseph Heater
Chief Financial Officer