Form 10-Q
period 2010-01-31
WPCS INTERNATIONAL INC
filed 2010-03-17
CIK 1086745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended January 31, 2010

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐  No  ☒

As of March 15, 2010, there were 6,954,766 shares of registrant’s common stock outstanding.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION
	ITEM 1	Financial Statements

		Condensed consolidated balance sheets at January 31, 2010 (unaudited) and April 30, 2009	3-4

		Condensed consolidated statements of income for the three and nine months ended January 31, 2010 and 2009 (unaudited)	5

		Condensed consolidated statement of equity for the nine months ended January 31, 2010 (unaudited)	6

		Condensed consolidated statements of cash flows for the nine months ended January 31, 2010 and 2009 (unaudited)	7-8

		Notes to unaudited condensed consolidated financial statements	9-22

	ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-36

	ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	37

	ITEM 4	Controls and Procedures	38

PART II.	OTHER INFORMATION

	ITEM 1	Legal proceedings	39

	ITEM 1A	Risk factors	39

	ITEM 2	Unregistered sales of equity securities and use of proceeds	39

	ITEM 3	Defaults upon senior securities	39

	ITEM 4	Reserved	39

	ITEM 5	Other information	39

	ITEM 6	Exhibits	39

	SIGNATURES		40

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
ASSETS	2010	2009
	(Unaudited)	(Note 1)
CURRENT ASSETS:

Cash and cash equivalents	$3,973,653	$6,396,810
Accounts receivable, net of allowance of $96,051 and $155,458 at January 31, 2010 and April 30, 2009, respectively	27,539,260	25,662,784
Costs and estimated earnings in excess of billings on uncompleted contracts	6,176,827	5,229,043
Inventory	2,973,199	2,481,383
Prepaid expenses and other current assets	1,470,810	1,674,952
Prepaid income taxes	306,933	295,683
Deferred tax assets	299,481	70,413
Total current assets	42,740,163	41,811,068

PROPERTY AND EQUIPMENT, net	6,521,029	6,668,032

OTHER INTANGIBLE ASSETS, net	2,204,955	1,983,879

GOODWILL	34,914,822	32,549,186

OTHER ASSETS	132,589	132,948

Total assets	$86,513,558	$83,145,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND EQUITY	January 31,	April 30,
	2010	2009
	(Unaudited)	(Note 1)
CURRENT LIABILITIES:

Current portion of loans payable	$89,401	$89,210
Borrowings under line of credit	5,626,056	5,626,056
Current portion of capital lease obligations	88,317	96,001
Accounts payable and accrued expenses	9,076,906	8,997,296
Billings in excess of costs and estimated earnings on uncompleted contracts	2,334,186	2,511,220
Deferred revenue	646,403	507,650
Due to shareholders	3,947,559	2,951,008
Total current liabilities	21,808,828	20,778,441

Due to shareholders, net of current portion	803,722	-
Loans payable, net of current portion	38,654	71,634
Capital lease obligations, net of current portion	87,508	151,425
Deferred tax liabilities	1,737,619	1,467,971
Total liabilities	24,476,331	22,469,471

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued	-	-

Common stock - $0.0001 par value, 25,000,000 shares authorized, 6,948,516 and 6,942,266 shares issued and outstanding at January 31, 2010 and April 30, 2009, respectively	700	694
Additional paid-in capital	50,301,320	50,175,479
Retained earnings	10,223,719	9,381,189
Accumulated other comprehensive income (loss) on foreign currency translation	352,956	(321,798)

Total WPCS shareholders' equity	60,878,695	59,235,564

Noncontrolling interest	1,158,532	1,440,078

Total equity	62,037,227	60,675,642

Total liabilities and equity	$86,513,558	$83,145,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009

REVENUE	$26,972,380	$25,323,422	$76,557,723	$82,358,634

COSTS AND EXPENSES:
Cost of revenue	20,561,172	18,369,219	55,471,468	59,975,397
Selling, general and administrative expenses	5,660,707	5,904,094	17,800,852	17,787,254
Depreciation and amortization	662,705	614,699	1,970,848	1,954,880

Total costs and expenses	26,884,584	24,888,012	75,243,168	79,717,531

OPERATING INCOME	87,796	435,410	1,314,555	2,641,103

OTHER EXPENSE (INCOME):
Interest expense	53,294	85,480	193,931	333,764
Interest income	(5,821)	(3,042)	(9,352)	(51,155)

INCOME BEFORE INCOME TAX PROVISION	40,323	352,972	1,129,976	2,358,494

Income tax (benefit) provision	(12,253)	101,036	480,434	845,240

NET INCOME	52,576	251,936	649,542	1,513,254

Less: Net (loss) income attributable to noncontrolling interest	(18,250)	73,840	(192,988)	135,037

NET INCOME ATTRIBUTABLE TO WPCS	$70,826	$178,096	$842,530	$1,378,217

Basic net income per common share attributable to WPCS	$0.01	$0.03	$0.12	$0.19

Diluted net income per common share attributable to WPCS	$0.01	$0.03	$0.12	$0.19

Basic weighted average number of common shares outstanding	6,944,032	7,077,249	6,942,855	7,193,138

Diluted weighted average number of common shares outstanding	6,968,587	7,077,249	6,966,054	7,213,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY
 NINE MONTHS ENDED JANUARY 31, 2010
(Unaudited)

							Accumulated
							Other Compre-
	Preferred Stock		Common Stock		Additional	Retained	hensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Income (Loss)	Interest	Equity

BALANCE, MAY 1, 2009	-	$-	6,942,266	$694	$50,175,479	$9,381,189	$(321,798)	$1,440,078	$60,675,642

Fair value of stock options granted to employees	-	-	-	-	108,598	-	-	-	108,598

Distribution to noncontrolling interest	-	-	-	-	-	-	-	(88,558)	(88,558)

Net proceeds from exercise of stock options	-	-	6,250	6	17,243	-	-	-	17,249

Accumulated other comprehensive income	-	-	-	-	-	-	674,754	-	674,754

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	-	(192,988)	(192,988)

Net income attributable to WPCS	-	-	-	-	-	842,530	-	-	842,530

BALANCE, JANUARY 31, 2010	-	$-	6,948,516	$700	$50,301,320	$10,223,719	$352,956	$1,158,532	$62,037,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	January 31,
	2010	2009
OPERATING ACTIVITIES :
Net income	$649,542	$1,513,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,970,848	1,954,880
Fair value of stock options granted to employees	108,598	92,119
Provision for doubtful accounts	47,057	74,883
Amortization of debt issuance costs	35,255	8,714
Loss on sale of fixed assets	5,464	22,942
Deferred income taxes	(48,132)	(109,387)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(635,950)	5,702,216
Costs and estimated earnings in excess of billings on uncompleted contracts	(834,896)	(772,277)
Inventory	(389,449)	(41,401)
Prepaid expenses and other current assets	50,126	(400,126)
Other assets	359	479,408
Accounts payable and accrued expenses	(440,890)	(2,655,174)
Billings in excess of costs and estimated earnings on uncompleted contracts	(371,371)	(285,676)
Deferred revenue	138,754	103,889
Income taxes payable	(73,506)	(175,802)
NET CASH PROVIDED BY OPERATING ACTIVITIES	211,809	5,512,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Nine Months Ended
	January 31,
	2010	2009

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(1,060,019)	(918,004)
Acquisition of businesses, net of cash received	(1,538,718)	(3,685,318)
NET CASH USED IN INVESTING ACTIVITIES	(2,598,737)	(4,603,322)

FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	17,249	-
Repurchase of common stock	-	(729,730)
Equity issuance costs	-	(5,000)
Borrowings under lines of credit	-	2,500,000
Repayments under loans payable, net	(80,645)	(1,244,965)
Borrowings from shareholders	155,161	962,965
Repayments of capital lease obligations	(71,601)	(55,112)
Distribution to noncontrolling interest	(88,558)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(68,394)	1,428,158

Effect of exchange rate changes on cash	32,165	(121,190)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,423,157)	2,216,108
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,396,810	7,449,530
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,973,653	$9,665,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q of Article 10 of Regulation S-X and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2009 included in the Company’s Annual Report on Form 10-K.  The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of condensed consolidated financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine month periods ended January 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2010. The amounts for the April 30, 2009 balance sheet have been extracted from the audited consolidated financial statements included in Form 10-K for the year ended April 30, 2009.

The accompanying condensed consolidated financial statements include the accounts of WPCS International Incorporated (WPCS) and its wholly and majority-owned subsidiaries, as follows, collectively referred to as “we”, “us” or the "Company".   Domestic operations include WPCS Incorporated, WPCS International – Suisun City, Inc. (Suisun City Operations), WPCS International - St. Louis, Inc. (St. Louis Operations), WPCS International – Lakewood, Inc. (Lakewood Operations), WPCS International – Hartford, Inc. (Hartford Operations), WPCS International – Sarasota, Inc. (Sarasota Operations), WPCS International – Trenton, Inc. (Trenton Operations), WPCS International – Seattle, Inc. (Seattle Operations), and WPCS International – Portland, Inc. (Portland Operations).   International operations include WPCS Asia Limited, Taian AGS Pipeline Construction Co. Ltd. (Beijing Operations), and WPCS Australia Pty Ltd, WPCS International – Brisbane, Pty Ltd., WPCS International – Brendale, Pty Ltd., and The Pride Group (QLD) Pty Ltd. (Pride), (collectively the Australia Operations).

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance that establishes the Accounting Standards Codification (ASC) Topic No. 105, “Codification”, which confirmed that the FASB Accounting Standards Codification will become the single official source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force ( "EITF" ) and related literature, and only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification becomes effective for interim and annual periods ending on or after September 15, 2009. The Company has applied the new Codification references in our financial statements.

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

Goodwill and Other Intangible Assets

Goodwill represents the value of the Company's wholly-owned subsidiaries that are in excess of the fair value of identifiable net assets as of date of acquisition.  Other intangible assets have finite useful lives and are comprised of customer lists and backlog.

Goodwill is tested annually for impairment, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of the business acquired (reporting unit) and compare it to the carrying value, including goodwill, of such business (reporting unit). If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step, based on the excess, if any, of the reporting unit’s carrying value of goodwill over its implied value.

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

The Company reviews its other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In performing a review for impairment, the Company compares the carrying value of the assets with their estimated future undiscounted cash flows from the use of the asset and eventual disposition. If the estimated undiscounted future cash flows are less than carrying value, an impairment loss is charged to operations based on the difference between the carrying amount and the fair value of the asset.

However, the Company considered current economic conditions, and concluded that indicators did not suggest testing goodwill or intangible assets for impairment on an interim basis in advance of the tests it performs annually at the end of the fourth quarter of each year.

Effective May 1, 2009, in connection with the change in the structure of the Company’s internal organization, the Company reclassed certain operations from the specialty construction segment to the electrical power segment.  The reorganized composition of these two segments was completed in conjunction with the Company’s branding strategy and to better represent the Company’s design-build engineering capabilities.  In addition, through this reorganization the Company consolidated certain operations to reduce administrative overhead expenses and improve operating efficiencies. Changes in goodwill consist of the following during the nine months ended January 31, 2010:

	Wireless	Specialty	Electrical
	Communication	Construction	Power	Total

Beginning balance, May 1, 2009	$10,921,998	$5,956,201	$15,670,987	$32,549,186
Reclass: segment reorganization	-	(2,616,359)	2,616,359	-
Portland Operations acquisition	-	-	94,270	94,270
Australia Operations acquisitions	-	-	1,916,257	1,916,257
Foreign currency translation adjustments	-	-	355,109	355,109

Ending balance, January 31, 2010	$10,921,998	$3,339,842	$20,652,982	$34,914,822

Other intangible assets consist of the following at January 31, 2010 and April 30, 2009:

	Estimated useful life	January 31,	April 30,
	(years)	2010	2009
Customer list	3-10	$4,326,639	$3,969,240
Less accumulated amortization expense		(2,288,466)	(2,084,302)
		$2,038,173	$1,884,938

Contract backlog	1-3	$1,089,440	$893,009
Less accumulated amortization expense		(922,658)	(794,068)
		$166,782	$98,941

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for other intangible assets for the nine months ended January 31, 2010 and 2009 was $441,698 and $638,885, respectively. There are no expected residual values related to these intangible assets.

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

Income Taxes

The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The Company performed a review for uncertainty in income tax positions in accordance with authoritative guidance.  This review did not result in the recognition of any material unrecognized tax benefits. Management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. For the nine months ended January 31, 2010, and 2009, the Company recognized no interest or penalties, respectively.

Earning Per Common Share

Basic net income per common share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur from common stock issuable through stock options and warrants.  The table below presents the computation of basic and diluted net income per common share for the three and nine months ended January 31, 2010 and 2009, respectively:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basic earnings per share computation	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Numerator:

Net income attributable to WPCS	$70,826	$178,096	$842,530	$1,378,217

Denominator:

Basic weighted average shares outstanding	6,944,032	7,077,249	6,942,855	7,193,138

Basic net income per common share attributable to WPCS	$0.01	$0.03	$0.12	$0.19

Diluted earnings per share computation
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Numerator:

Net income attributable to WPCS	$70,826	$178,096	$842,530	$1,378,217

Denominator:

Basic weighted average shares outstanding	6,944,032	7,077,249	6,942,855	7,193,138

Incremental shares from assumed conversion:

Conversion of stock options	24,555	-	23,199	20,606

Diluted weighted average shares	6,968,587	7,077,249	6,966,054	7,213,744

Diluted net income per common share attributable to WPCS	$0.01	$0.03	$0.12	$0.19

At January 31, 2010 and 2009, the Company had 617,065 and 646,300 stock options, respectively, which are potentially dilutive securities. For the three months ended January 31, 2010 and 2009, 502,024 and 646,300 stock options, respectively, were not included in the computation of diluted earnings per share.  For the nine months ended January 31, 2010 and 2009, 515,887 and 600,899 stock options, respectively, were not included in the computation of diluted earnings per share. These potentially dilutive securities were excluded because the stock option exercise prices exceeded the average market price of the common stock and, therefore, the effects would be antidilutive.

Noncontrolling Interest

Noncontrolling interest for the nine months ended January 31, 2010 and 2009 consists of the following:

	January 31,
	2010	2009
Balance, beginning of period	$1,440,078	$1,331,850
Net (loss) income attributable to noncontrolling interest	(192,988)	135,037
Distribution to noncontrolling interest	(88,558)	-
Balance, end of period	$1,158,532	$1,466,887

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Comprehensive Income

Comprehensive income for the three and nine months ended January 31, 2010 and 2009 consists of the following:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Net income attributable to WPCS	$70,826	$178,096	$842,530	$1,378,217
Other comprehensive (loss) income -
Foreign currency translation adjustments, net	(135,977)	(99,021)	674,754	(761,159)
Comprehensive (loss) income attributable to WPCS	$(65,151)	$79,075	$1,517,284	$617,058

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

Subsequent Events

The Company has evaluated subsequent events through the date these condensed consolidated financial statements were filed with the Securities and Exchange Commission.

Recently Issued Accounting Pronouncements

The Company has adopted the authoritative guidance issued by the FASB concerning the FASB Accounting Standards Codification (ASC)(Codification) as the source of authoritative accounting and reporting standards to be applied by nongovernmental entities to financial statements that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  The FASB ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the FASB Codification did not have a material impact on the Company’s consolidated financial statements. The GAAP references in the accompanying consolidated financial statements reflect the FASB Codification.

On May 1, 2009, the Company adopted authoritative guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the expensing of acquisition-related costs as incurred. The Company applied this statement to account for the acquisition of The Pride Group (QLD) Pty Ltd. in November 2009.

On May 1, 2009, the Company adopted the authoritative guidance issued that changes the accounting and reporting for noncontrolling interests. Noncontrolling interests are to be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a noncontrolling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. The adoption of this pronouncement had no impact on the Company’s consolidated financial position, results of operations or cash flows.  However, the Company reclassified minority interest as noncontrolling interest, which is reported as a component of equity separate from WPCS shareholders’ equity in the condensed consolidated balance sheets. Additionally, the net (loss) income attributable to noncontrolling interest is presented separately on the face of the condensed consolidated statements of income to conform to this standard.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 1, 2009, the Company adopted FASB ASC Topic No. 815 “Derivatives and Hedging”. This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. The adoption of this pronouncement had no impact on the Company’s consolidated financial position, results of operations, cash flows or financial statement disclosures.

On May 1, 2009, the Company adopted FASB ASC Subtopic No. 815-40 “Contracts in Entity’s Own Equity”. The primary objective of this statement is to provide guidance for determining whether an equity-linked financial instrument or embedded feature within a contract is indexed to an entity’s own stock, which is a key criterion of the scope exception to the standards of “Derivatives and Hedging.” An equity-linked financial instrument or embedded feature within a contract that is not considered indexed to an entity’s own stock could be required to be classified as an asset or liability and marked-to-market through earnings. This statement specifies a two-step approach in evaluating whether an equity-linked financial instrument or embedded feature within a contract is indexed to its own stock. The first step involves evaluating the instrument’s contingent exercise provisions, if any, and the second step involves evaluating the instrument’s settlement provisions. The adoption of this pronouncement had no impact on the Company’s consolidated financial position, results of operations, cash flows or financial statement disclosures.

On May 1, 2009, the Company adopted FASB ASC Topic No. 855, “Subsequent Events”. This statement established principles and requirements for subsequent events. It also details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position, results of operations, cash flows or financial statement disclosures.

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

NOTE 3 - ACQUISITIONS

The Company has accounted for acquisitions under the purchase method of accounting through April 30, 2009 and the acquisition method for business combinations after such date. Under the purchase method of accounting, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date.  Goodwill was recorded to the extent the purchase price consideration exceeded the fair value of the net identifiable assets acquired at the date of the acquisition.

 Lincoln Wind LLC

On June 26, 2008, the Company acquired all the assets of Lincoln Wind LLC for aggregate consideration of $422,359 in cash, including acquisition transaction costs of $22,359. The assets of Lincoln Wind LLC were acquired pursuant to an Asset Purchase Agreement among the Company, Lincoln Wind LLC and the former member. Lincoln Wind LLC is an engineering company focused on the implementation of meteorological towers that measure the wind capacity of geographic areas prior to the construction of a wind farm.  The acquisition of Lincoln Wind LLC provides additional engineering services that specialize in the design of communication systems for the wind energy market, and these operations are included in the St. Louis Operations.

A valuation of certain assets was completed, including property and equipment and list of major customers, and the Company internally determined the fair value of other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approach.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The purchase price allocation has been determined as follows:

Assets purchased:
Fixed assets	$139,970
Customer lists	30,000
Goodwill	252,389
Purchase price	$422,359

 BRT Electrical Pty Ltd. and The Pride Group (QLD) Pty Ltd.

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

On November 4, 2009, the Company acquired The Pride Group (QLD) Pty Ltd., an Australian corporation (Pride). The purchase price represents an amount up to $3,494,056 of which $1,838,977 was paid upon closing.  Additional purchase price will be paid by the Company to the former Pride shareholders over each of the next two years based upon the achievement of future earnings before interest and taxes (EBIT) targets.  This contingent consideration arrangement requires the Company to pay the former Pride shareholders $919,488 if Pride’s EBIT for the twelve month period ending October 31, 2010 equal or exceed $1,103,386 (the Target Amount) and another $919,488 if Pride’s EBIT for the twelve month period ending October 31, 2011 equal or exceed the Target Amount.  In the event that Pride’s EBIT are less than the Target Amount for either measuring period, such $919,488 payment will be reduced by the percentage of the shortfall between the actual EBIT and the Target Amount.   The fair value of the contingent consideration is $1,655,080 and is based on management’s estimate of expected EBIT.  The acquisition accounting is preliminary pending completion of a final valuation.

Pride was acquired pursuant to a Share Purchase Agreement among the Company and the former Pride shareholders. Pride is an electrical and security services provider specializing in the commercial and government sectors and focuses on low voltage security installations, alarm systems, video surveillance and access controls.

The acquisitions of BRT and Pride provide further international expansion into Australia.  Both of these operations are included in our Australia Operations. For BRT, a valuation of certain assets was completed, including property and equipment and list of major customers, and the Company internally determined the fair value of other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approach. For Pride, a preliminary purchase price allocation has been made resulting in goodwill and other intangible assets of approximately $1,915,000.  Upon completion of a final purchase price allocation for Pride, there may be an increase or decrease in the amount of goodwill and a corresponding increase or decrease in other intangible assets.

The purchase price allocation has been determined as follows:

Assets purchased:	Pride	BRT	Total
Cash	$282,307	-	$282,307
Accounts receivable	1,160,419	-	1,160,419
Inventory	96,819	4,328	101,147
Costs and estimated earnings in excess of billings	81,369	7,775	89,144
Fixed assets	257,811	37,820	295,631
Other assets	2,049	-	2,049
Customer list	367,795	-	367,795
Backlog	181,139	-	181,139
Goodwill	1,914,507	122,480	2,036,987
	4,344,215	172,403	4,516,618

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liabilities assumed:
Accounts payable	194,984	-	194,984
Loans payable	50,277	-	50,277
Accrued expenses	171,633	-	171,633
Payroll and other payable	48,909	-	48,909
Sales and use tax payable	48,761	-	48,761
Income tax payable	55,650	-	55,650
Billings in excess of costs and estimated earnings	205,062	-	205,062
Deferred tax liabilities	74,883	-	74,883
	850,159	-	850,159
Purchase price	$3,494,056	$172,403	$3,666,459

Midway Electric Company

On March 9, 2009, the Company acquired Midway Electric Company, which is our Portland Operations.  The aggregate consideration paid by the Company, including acquisition transaction costs of $31,674, was $530,770 in cash.  The Portland Operations was acquired pursuant to a Stock Purchase Agreement among the Company and the former shareholders, dated as of March 9, 2009. The acquisition of the Portland Operations expands our geographic presence in the Pacific Northwest and provides additional electrical contractor services in both high and low voltage applications for corporate enterprise, healthcare, state and local government and educational institutions.

A valuation of certain assets was completed, including property and equipment and list of major customers, and the Company internally determined the fair value of other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approach.

The purchase price allocation has been determined as follows:

Assets purchased:
Cash	$93,247
Accounts receivable	86,555
Inventory	64,164
Prepaid expenses	13,469
Costs and estimated earnings in excess of billings	10,182
Fixed assets	205,615
Customer lists	12,000
Goodwill	112,158
597,390
Liabilities assumed:

Accounts payable	(30,842)
Accrued expenses	(4,304)
Payroll and other payable	(23,292)
Billings in excess of costs and estimated earnings	(3,249)
Capital lease obligation	(4,933)
(66,620)
Purchase price	$530,770

Consolidated Pro Forma Information

The following unaudited consolidated pro forma financial information presents the combined results of operations of the Company, Lincoln Wind, BRT, the Portland Operations and Pride for the three and nine months ended January 31, 2010 and 2009 as if the acquisitions had occurred at May 1, 2008. The consolidated pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Lincoln Wind, BRT, the Portland Operations and Pride been a single entity during these periods.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Pro Forma

	Three Months Ended	Nine Months Ended
	January 31,	January 31,
	2009	2010	2009

Revenue	$27,519,304	$81,521,608	$88,095,293

Net income attributable to WPCS	$355,679	$955,854	$1,501,255

Basic weighted average shares	7,077,249	6,942,855	7,193,138
Diluted weighted average shares	7,077,249	6,966,054	7,213,744

Basic net income per share attributable to WPCS	$0.05	$0.14	$0.21
Diluted net income per share attributable to WPCS	$0.05	$0.14	$0.21

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Although management believes it has established adequate procedures for estimating costs to complete on open contracts, additional costs could occur on contracts prior to completion. Costs and estimated earnings on uncompleted contracts consist of the following at January 31, 2010 and April 30, 2009:

	January 31, 2010	April 30, 2009
Costs incurred on uncompleted contracts	$72,530,464	$66,056,622
Estimated contract profit	23,284,058	21,903,172
	95,814,522	87,959,794
Less: billings to date	91,971,881	85,241,971
Net excess of costs	$3,842,641	$2,717,823

Costs and estimated earnings in excess of billings on uncompleted contracts	$6,176,827	$5,229,043

Billings in excess of costs and estimated earnings on uncompleted contracts	(2,334,186)	(2,511,220)
Net excess of costs	$3,842,641	$2,717,823

NOTE 5 – DEBT

Lines of Credit

On April 10, 2007, the Company entered into a loan agreement with Bank of America, N.A. (BOA) as amended. The loan agreement (Loan Agreement) provides for a revolving line of credit in an amount not to exceed $15,000,000, together with a letter of credit facility not to exceed $2,000,000. The Company and its subsidiaries also entered into security agreements with BOA, pursuant to which the Company granted a security interest to BOA in all of its assets.  The Loan Agreement contains customary covenants, including but not limited to (i) funded debt to tangible net worth, and (ii) minimum interest coverage ratio. As of January 31, 2010, the Company is in compliance with the Loan Agreement covenants. The loan commitment shall expire on April 10, 2010, and the Company may repay the loan at any time.  Loans under the Loan Agreement bear interest at a rate equal to BOA’s prime rate, minus one percentage point, or the Company has the option to elect to use the optional interest rate of LIBOR plus one hundred seventy-five basis points.  As of January 31, 2010, the interest rate was 2.25% on outstanding borrowings of $5,626,056 under the Loan Agreement.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has received approval from BOA for the renewal of the $15,000,000 revolving line of credit for three more years under terms similar to the existing Loan Agreement, including the same customary covenants.  The primary changes to the new revolving line of credit include the following revisions.  Borrowings will bear interest at BOA’s prime rate (currently 3.25%) or at the optional interest rate of LIBOR plus two hundred seventy-five basis points, an unused loan commitment fee of .0375%, and a one-time loan commitment fee of $25,000 due at closing.  The Company expects to complete the closing of this revolving line of credit renewal on or before April 10, 2010.

Loans Payable

The Company’s long-term debt also consists of notes issued by the Company for the purchase of property and equipment in the ordinary course of business. At January 31, 2010, loans payable and capital lease obligations totaled $303,880 with interest rates ranging from 0% to 12.67%.

Due to Shareholders

As of January 31, 2010, included in this balance are outstanding loans due by the Beijing Operations to a related party, Taian Gas Group (TGG), totaling $3,143,837, of which $2,636,676 matures on December 31, 2010, and bears interest at 6.83%. The remaining balance of $507,161 represents interest accrued and working capital loans from TGG to the Beijing Operations in the normal course of business.

As of January 31, 2010, included in this balance is a non-interest bearing amount due to the former Pride shareholders for the preliminary estimated fair value of contingent consideration related to the acquisition totaling $1,607,444, of which $803,722 is due within one year, and $803,722 is due beyond one year from January 31, 2010, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of the Suisun City Operations, the Company assumed a ten-year lease with a trust, of which a certain officer of the Company is the trustee, for a building and land located in Suisun City, California which is occupied by its Suisun City Operations.  For the nine months ended January 31, 2010 and 2009, the rent paid for this lease was $70,245 in both years.

In connection with the acquisition of the Sarasota Operations, the Company leases its Sarasota, Florida location from a trust, of which one of the former shareholders of the Sarasota Operations is the trustee. For the nine months ended January 31, 2010 and 2009, the rent paid for this lease was $41,683 and $40,469, respectively.

In connection with the acquisition of the Trenton Operations, the Company leases its Trenton, New Jersey location from Voacolo Properties LLC, of which the former shareholders of the Trenton Operations are the members. For the nine months ended January 31, 2010 and 2009, the rent paid for this lease was $49,500 and $45,000, respectively.

In connection with the acquisition of the Beijing Operations in fiscal 2007, the Company’s joint venture partner provided the office building for Beijing Operations rent free during fiscal year 2009.  The Company expects to enter into a lease with the joint venture partner in fiscal 2010.

NOTE 7 – SHAREHOLDERS’ EQUITY

Stock-Based Compensation Plans

In September 2006, the Company adopted the 2007 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2007 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  These shares were registered under Form S-8. At January 31, 2010, options to purchase 248,750 shares were outstanding at exercise prices ranging from $2.37 to $6.33. At January 31, 2010, there were 145,000 options available for grant under the 2007 Incentive Stock Plan.

In September 2005, the Company adopted the 2006 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2006 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  These shares were registered under Form S-8. Under the terms of the 2006 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant.  These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At January 31, 2010, options to purchase 288,102 shares were outstanding at exercise prices ranging from $6.14 to $12.10. At January 31, 2010, there were 40,322 options available for grant under the 2006 Incentive Stock Plan.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2003, the Company established a stock option plan pursuant to which options to acquire a maximum of 416,667 shares of the Company's common stock were reserved for grant (the "2002 Plan"). These shares were registered under Form S-8. Under the terms of the 2002 Plan, the options are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At January 31, 2010, options to purchase 80,213 shares were outstanding at exercise prices ranging from $2.37 to $12.10. At January 31, 2010, there were 193,937 shares available for grant under the 2002 Plan.

The following table summarizes stock option activity for the nine months ended January 31, 2010, during which there were 6,250 options exercised under the Company’s stock option plans:

	2002 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2009	161,350	$6.28

Granted	18,000	$3.08
Exercised	-	$0.00
Forfeited/Expired	(99,137)	$6.41

Outstanding, January 31, 2010	80,213	$5.40	1.4	$6,952

Vested and expected to vest, January 31, 2010	74,896	$5.48	2.6	$6,618

Exercisable, January 31, 2010	40,966	$6.24	1.5	$3,026

	2006 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2009	288,602	$6.34

Granted	-	$0.00
Exercised	-	$0.00
Forfeited/Expired	(500)	$7.04

Outstanding, January 31, 2010	288,102	$6.34	0.8	$0

Vested and expected to vest, January 31, 2010	287,952	$6.33	0.8	$0

Exercisable, January 31, 2010	285,602	$6.29	0.8	$0

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	2007 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2009	180,000	$4.04

Granted	75,000	$3.14
Exercised	(6,250)	$2.37
Forfeited/Expired	-	$0.00

Outstanding, January 31, 2010	248,750	$3.81	3.8	$63,650

Vested and expected to vest, January 31, 2010	223,664	$3.76	3.8	$61,712

Exercisable, January 31, 2010	70,000	$3.48	3.5	$31,350

The Company recorded stock-based compensation of $108,598 and $92,119 for the nine months ended January 31, 2010 and 2009, respectively.

At January 31, 2010, the total compensation cost related to unvested stock options granted under the Company’s stock option plans but not yet recognized was approximately $253,000 and is expected to be recognized over a weighted-average period of 2.12 years.

The Company has elected to adopt the shortcut method for determining the initial pool of excess tax benefits available to absorb tax deficiencies related to stock-based compensation. The shortcut method includes simplified procedures for establishing the beginning balance of the pool of excess tax benefits (the APIC Tax Pool) and for determining the subsequent effect on the APIC Tax Pool and the Company’s consolidated statements of cash flows of the tax effects of share-based compensation awards. Excess tax benefits related to share-based compensation are reflected as financing cash inflows.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. Compensation cost is then recognized on a straight-line basis over the vesting or service period and is net of estimated forfeitures. There were 93,000 stock options granted during the nine months ended January 31, 2010. There were 130,900 stock options granted during the nine months ended January 31, 2009. The following assumptions were used to compute the fair value of stock option compensation expense during the three and nine months ended January 31, 2010 and 2009, respectively:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009

Risk-free interest rate	1.23%	1.53%	1.23 - 1.61%	1.53 - 2.84%
Expected volatility	60.1%	49.7%	59.9 - 60.1%	49.7 - 53.3%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term ( in years)	3.5	3.0	3.5	3.0 - 3.5

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Purchase Warrants

In connection with a private placement of common stock on November 16, 2004, the Company issued common stock purchase warrants, exercisable for a period of five years at an exercise price of $6.99 per share. These warrants expired unexercised on November 16, 2009.

 Stock Repurchase Program

On November 24, 2008, the Company adopted a stock repurchase program of up to 2,000,000 shares of the Company’s common stock which expired on December 1, 2009.  A total of 308,817 shares were purchased and retired by the Company at a total cost of $729,730 including transaction costs, or an average cost per common share of $2.36.

NOTE 8 - SEGMENT REPORTING

The Company's reportable segments are determined and reviewed by management based upon the nature of the services, the external customers and customer industries and the sales and distribution methods used to market the products.  In order to better serve its diversified customer base, the Company launched a key initiative in fiscal 2009 to brand each of its subsidiaries with the “WPCS” name.  As part of this branding strategy and to better represent the Company’s design-build engineering capabilities, the Company reorganized its reportable segments to correspond with its primary service lines: wireless communications, specialty construction and electrical power.  Management evaluates performance based upon income (loss) before income taxes. Corporate includes corporate salaries and external professional fees, such as accounting, legal and investor relations costs which are not allocated to the other subsidiaries.  Corporate assets primarily include cash and prepaid expenses.  Segment results as of and for the three and nine months ended January 31, 2010 and 2009 are as follows:

	For the Three Months Ended January 31, 2010					For the Three Months Ended January 31, 2009
	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total

Revenue	$-	$7,920,731	$4,148,871	$14,902,778	$26,972,380	$-	$6,516,126	$2,791,946	$16,015,353	$25,323,425

Depreciation and amortization	$16,659	$186,502	$180,202	$279,342	$662,705	$7,564	$179,579	$187,215	$240,341	$614,699

Income (loss) before income taxes	$(728,928)	$(54,064)	$420,724	$402,591	$40,323	$(631,966)	$(547,650)	$112,141	$1,420,447	$352,972

	For the Three Months Ended January 31, 2010					For the Three Months Ended January 31, 2009
	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total

Revenue	$-	$22,633,775	$9,047,614	$44,876,334	$76,557,723	$-	$25,755,047	$7,912,140	$48,691,447	$82,358,634

Depreciation and amortization	$41,370	$561,486	$543,999	$823,995	$1,970,850	$24,676	$531,141	$540,753	$858,310	$1,954,880

Income (loss) before income taxes	$(2,788,321)	$62,916	$492,261	$3,363,120	$1,129,976	$(2,519,284)	$763,611	$506,314	$3,607,853	$2,358,494

Goodwill	$-	$10,921,998	$3,339,842	$20,652,982	$34,914,822	$-	$10,921,998	$3,337,948	$17,996,646	$32,256,592

Total assets	$4,568,268	$22,925,943	$13,996,715	$45,022,632	$86,513,558	$10,818,396	$21,233,355	$13,092,027	$38,406,730	$83,550,508

As of and for the nine months ended January 31, 2010 and 2009, the specialty construction segment includes approximately $1,727,000 and $2,608,000 in revenue and $1,179,000 and $1,917,000 of net assets held in China related to the Company’s 60% interest in the Beijing Operations, respectively. As of and for the nine months ended January 31, 2010 and 2009, electrical power segment includes approximately $4,884,000 and $2,661,000 in revenue and $5,630,000 and $3,685,000 of net assets held in Australia related to the Company’s 100% ownership in the Australia Operations.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – SUBSEQUENT EVENT

On February 24, 2010, the Company adopted a stockholder rights plan. The stockholder rights plan is embodied in the Rights Agreement dated as of February 24, 2010 (the Rights Agreement), between the Company and Interwest Transfer Co., Inc., the Rights Agent.  In connection with the Rights Agreement, the Company declared a dividend of one preferred share purchase right (a Right) for each outstanding share of the Company’s common stock to stockholders of record at the close of business on March 8, 2010.  Each Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth (1/1000th) of a share of Series D Junior Participating Preferred Stock, $0.0001 par value (the Preferred Stock) at a purchase price of $15.00, subject to adjustment.  The Rights will expire at the close of business February 24, 2020, unless earlier redeemed or exchanged by the Company.  Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

The Rights are not immediately exercisable.  The Rights will initially trade only with the shares of the Company’s common stock to which they are attached, and generally become exercisable only if a person or group becomes an Acquiring Person (as defined in the Rights Agreement) by accumulating beneficial ownership (as defined in the Rights Agreement) of 15% or more of the Company’s outstanding common stock.  If a person becomes an Acquiring Person, the holders of each Right (other than an Acquiring Person) are entitled to purchase shares of the Company’s preferred stock or, in some circumstances, shares of the Acquiring Person’s common stock, having a value equal to twice the exercise price of the Right, which is initially $15.00 per Right.  The Rights Agreement provides that a person or group currently owning 15% or more of the Company’s outstanding common stock will not be deemed to be an Acquiring Person if the person or group does not subsequently accumulate an additional 1% of the Company’s outstanding common stock through open market purchases, expansion of the group or other means.

At any time prior to a person becoming an Acquiring Person, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $.0001 per Right.  The Rights Agreement requires a committee of independent directors to review and evaluate every five years whether the Rights Agreement remains in the best interests of the Company’s stockholders.

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

Business Overview

We are a global provider of design-build engineering services for communications infrastructure, with over 500 employees in ten operation centers on three continents.  We provide our engineering capabilities including wireless communication, specialty construction and electrical power to a diversified customer base in the public services, healthcare, energy and corporate enterprise markets worldwide.

Historically, each of our wholly-owned subsidiaries has operated and was known primarily by our customers and vendors through a variety of subsidiary legal names, while our investors know us primarily by our “WPCS” name.  In order to better serve our diversified customer base, we launched a key initiative in the third and fourth quarters of fiscal 2009 to brand each of our subsidiaries with the “WPCS” name.  We believe this branding strategy will position us to better pursue national contracts with existing customers, further develop our relationships with technology providers, improve our purchasing power and achieve certain cost reductions under one integrated name.  This branding strategy has included, among other things, changing our subsidiaries’ legal names, Company website, email, promotional and advertising materials and signage. The total cost for the branding initiative was approximately $159,000 as of January 31, 2010.  In addition, by operating under one name we have consolidated certain operations to reduce administrative overhead expenses and improve operating efficiencies.

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

For the nine months ended January 31, 2010, wireless communication represented approximately 29.6% of our total revenue, specialty construction represented approximately 11.8% of our total revenue and electrical power represented approximately 58.6% of our revenue. For the nine months ended January 31, 2009, wireless communication represented approximately 31.3% of our total revenue, specialty construction represented approximately 9.6% of our total revenue and electrical power represented approximately 59.1% of our revenue.

Industry Trends

We focus on markets such as public services, healthcare, energy and international which continue to show strong growth potential.

•
Public services.  We provide communications infrastructure for public services which includes police, fire, emergency dispatch, utilities, education, military and transportation infrastructure. The public services sector is benefitting from the enactment of the American Recovery and Reinvestment Act of 2009 (ARRA) which has made funding available for state and local municipalities nationwide. Of the $787 billion in total funding, $30 billion has been allocated for communications infrastructure projects to be completed over the next several years.

•
Healthcare.  We provide communications infrastructure for hospitals and medical centers. In the healthcare market, according to an October 2008 report from Market Research, the aging population and the need to reduce labor costs through the implementation of advanced communications technology is driving projected expenditures of $3 billion per year over the next few years.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•
Energy.  We provide communications infrastructure for petrochemical, natural gas, electric utilities and alternative energy. The need to deliver basic energy more efficiently and to create new energy sources is driving the growth in energy construction. This creates opportunities to upgrade and deploy new communications technology which creates the demand for communications infrastructure. The ARRA legislation has allocated $50 billion in funding for energy and conservation projects over the next few years.

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

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year:

•
Over our past six fiscal quarters, current economic conditions have adversely affected certain markets of our business, primarily related to the public services sector. General spending has slowed at the state and local government level due to a decrease in tax revenue and credit impediments.  However, with the ARRA legislation, $30 billion has been set aside for public services communications infrastructure projects. Many states have received funding and are currently determining which projects to approve.  We believe based on the level of our backlog and bid solicitations, that the demand for communications infrastructure engineering services remains high in this market and will continue over the next several years.

•
In the healthcare market, we continue to receive bid requests and complete new projects, as the primary drivers in this market continue to be the need to provide healthcare infrastructure for an aging population and to cut costs in delivering healthcare.  The ARRA legislation also provides $32 billion for healthcare infrastructure spending.

In the energy market, we continue to receive bid requests and complete new projects as oil, gas, water and electric utility companies continue to upgrade their communications infrastructure, while in alternative energy the growth in wind and solar power development is expected to continue.  The ARRA legislation also provides $20 billion for energy infrastructure spending.

Our opportunity to obtain work related to the ARRA legislation depends on the timing of funding allocations and our ability to receive bid requests and be awarded new projects; however, we believe that our experience in performing work in each of these sectors will result in increased bid activity in the near future.

•
Two of our most important economic indicators for measuring our future revenue producing capability and demand for our services are our backlog and bid list. The protracted conversion of bid solicitations to backlog has been an obstacle for revenue growth during fiscal 2010.  However, at January 31, 2010, our backlog of unfilled orders was approximately $49 million compared to backlog of approximately $28 million at October 31, 2009.  During January 2010, we announced approximately $30 million in new project backlog resulting in a higher sequential backlog.    Our bid list, which represents project bids under proposal for new and existing customers, was approximately $186 million at January 31, 2010, compared to approximately $245 million at October 31, 2009. In February 2010, we announced an additional $8 million in new project backlog.

We believe our design-build engineering focus for public services, healthcare, energy and corporate enterprise infrastructure will create additional opportunities both domestically and internationally. We believe that the ability to provide comprehensive communications infrastructure services including wireless communication, specialty construction and electrical power gives us a competitive advantage. We expect an increase in backlog in the future as a result of the current level of bid activity for communication infrastructure services in both project opportunities generated from the ARRA legislation and general projects from our diversified customer base.

•
We continue to focus on expanding our international presence in China and Australia, and we believe that these markets have not been impacted as much by recent economic conditions.  In China, our focus is primarily in the energy market, and in Australia primarily on the corporate enterprise market. Our current international revenue annual run rate is approximately $14 million with our recent acquisition of The Pride Group (QLD) Pty Ltd., of Queensland Australia.

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

•
We are maintaining a healthy balance sheet with approximately $20.9 million in working capital, and credit facility borrowings of approximately $5.6 million. The ratio of credit facility borrowings to working capital is approximately 27%.  We believe this is an important measure of our current financial strength. We expect to use our working capital and availability under the credit facility to fund our continued growth.

Results of Operations for the Three Months Ended January 31, 2010 Compared to the Three Months Ended January 31, 2009

The accompanying condensed consolidated financial statements include the accounts of WPCS International Incorporated (WPCS) and its wholly and majority-owned subsidiaries, as follows, collectively referred to as “we”, “us” or the "Company".   Domestic operations include WPCS Incorporated, WPCS International – Suisun City, Inc. (Suisun City Operations), WPCS International - St. Louis, Inc. (St. Louis Operations), WPCS International – Lakewood, Inc. (Lakewood Operations), WPCS International – Hartford, Inc. (Hartford Operations), WPCS International – Sarasota, Inc. (Sarasota Operations), WPCS International – Trenton, Inc. (Trenton Operations), WPCS International – Seattle, Inc. (Seattle Operations), and WPCS International – Portland, Inc. (Portland Operations).   International operations include WPCS Asia Limited, Taian AGS Pipeline Construction Co. Ltd. (Beijing Operations), and WPCS Australia Pty Ltd, WPCS International – Brisbane, Pty Ltd., WPCS International – Brendale, Pty Ltd., and The Pride Group (QLD) Pty Ltd. (Pride), (collectively the Australia Operations).

Consolidated results for the three months ended January 31, 2010 and 2009 were as follows:

	Three Months Ended January 31,
	2010		2009

REVENUE	$26,972,380	100.0%	$25,323,422	100.0%

COSTS AND EXPENSES:
Cost of revenue	20,561,172	76.2%	18,369,219	72.6%
Selling, general and administrative expenses	5,660,707	21.0%	5,904,094	23.3%
Depreciation and amortization	662,705	2.5%	614,699	2.4%

Total costs and expenses	26,884,584	99.7%	24,888,012	98.3%

OPERATING INCOME	87,796	0.3%	435,410	1.7%

OTHER EXPENSE (INCOME):
Interest expense	53,294	0.2%	85,480	0.3%
Interest income	(5,821)	(0.0%)	(3,042)	(0.0%)

INCOME BEFORE INCOME TAX PROVISION	40,323	0.1%	352,972	1.4%

Income tax (benefit) provision	(12,253)	(0.1%)	101,036	0.4%

NET INCOME	52,576	0.2%	251,936	1.0%

Less: Net (loss) income attributable to noncontrolling interest	(18,250)	(0.1%)	73,840	0.3%

NET INCOME ATTRIBUTABLE TO WPCS	$70,826	0.3%	$178,096	0.7%

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Revenue for the three months ended January 31, 2010 was approximately $26,972,000, as compared to approximately $25,323,000 for the three months ended January 31, 2009. The increase in revenue for the period was primarily attributable to the acquisition of Pride included in our electrical power segment, and organic growth from our wireless communication and specialty construction segments, offset by a decrease in revenue from existing operations in our electrical power segment.

Wireless communication segment revenue for the three months ended January 31, 2010 and 2009 was approximately $7,920,000 or 29.4% and $6,516,000 or 25.7% of total revenue, respectively.  The increase in revenue was due to organic revenue growth.

Specialty construction segment revenue for the three months ended January 31, 2010 and 2009 was approximately $4,149,000 or 15.4% and $2,792,000 or 11.0% of total revenue, respectively.  The increase in revenue was due to organic growth.

Electrical power segment revenue for the three months ended January 31, 2010 and 2009 was approximately $14,903,000 or 55.2% and $16,015,000 or 63.3% of total revenue, respectively.  The decrease in revenue was due primarily to a decrease in revenue from existing operations from the timing and completion of work on certain larger projects last year that did not avail itself in the same period this year.  With the increase in our backlog at January 31, 2010, we expect to earn additional revenue in future periods to offset the decrease in revenue during this period.  This decrease was partially offset by an increase in revenue from the acquisition of Pride.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs.  Our cost of revenue was approximately $20,561,000 or 76.2% of revenue for the three months ended January 31, 2010, compared to $18,369,000 or 72.6% for the same period of the prior year.  The dollar increase in our total cost of revenue is due primarily to the corresponding increase in revenue during the three months ended January 31, 2010. The increase as a percentage of revenue is due to the blend of project revenue attributable to our existing operations, recent acquisitions and a cost overrun on a recently completed project.   Historically, over the past three fiscal years our quarterly cost of revenue as a percentage of revenue has ranged from approximately 66% to 76%.  The cost of revenue percentage is expected to vary depending on our mix of project revenue.

Wireless communication segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended January 31, 2010 and 2009 was approximately $6,276,000 and 79.2% and $4,560,000 and 70.0%, respectively.  The dollar increase in our cost of revenue is due to the corresponding increase in revenue during the three months ended January 31, 2010.  This increase in cost of revenue as a percentage of revenue was due to the blend of project revenue attributable to our existing operations and a cost overrun on a recently completed project.

Specialty construction segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended January 31, 2010 and 2009 was approximately $3,054,000 and 73.6% and $1,940,000 and 69.5%, respectively.  As discussed above, the dollar increase in our total cost of revenue is due to the corresponding increase in revenue during the three months ended January 31, 2010. The increase as a percentage of revenue is due to the blend of project revenue attributable to our existing operations.

Electrical power segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended January 31, 2010 and 2009 was approximately $11,231,000 and 75.4% and $11,869,000 and 74.1%, respectively.  The dollar decrease in our cost of revenue is due to the corresponding decrease in revenue during the three months ended January 31, 2010. The increase as a percentage of revenue is due primarily to the blend of project revenue attributable to our existing operations.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses

For the three months ended January 31, 2010, total selling, general and administrative expenses were approximately $5,661,000 or 21.0% of total revenue compared to $5,904,000, or 23.3% of revenue for the same period of the prior year. Included in selling, general and administrative expenses for the three months ended January 31, 2010 is $3,337,000 for salaries, commissions, payroll taxes and other employee benefits.  Salaries and payroll taxes decreased $268,000 compared to the prior year due primarily to a decrease in headcount as a result of consolidating certain operations centers to reduce administrative overhead and improve operating efficiencies. Professional fees were $257,000, which include accounting, legal and investor relation fees. Insurance costs were $646,000 and rent for office facilities was $289,000. Automobile and other travel expenses were $489,000 and telecommunication expenses were $155,000. Other selling, general and administrative expenses totaled $488,000. For the three months ended January 31, 2010, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $1,512,000, $513,000 and $2,970,000, respectively, with the balance of approximately $666,000 pertaining to corporate expenses.

For the three months ended January 31, 2009, total selling, general and administrative expenses were approximately $5,904,000, or 23.3% of total revenue. Included in selling, general and administrative expenses for the three months ended January 31, 2009 is $3,604,000 for salaries, commissions, payroll taxes and other employee benefits. Professional fees were $186,000, which include accounting, legal and investor relation fees. Insurance costs were $635,000 and rent for office facilities was $255,000.  Automobile and other travel expenses were $449,000 and telecommunication expenses were $157,000. Other selling, general and administrative expenses totaled $618,000. For the three months ended January 31, 2009, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $2,323,000, $535,000 and $2,487,000, respectively, with the balance of approximately $559,000 pertaining to corporate expenses.

Depreciation and Amortization

For the three months ended January 31, 2010 and 2009, depreciation was approximately $521,000 and $444,000, respectively.  The increase in depreciation is due to the purchase of property and equipment and the addition of fixed assets from acquiring Pride.  The amortization of customer lists and backlog for the three months ended January 31, 2010 was $142,000 as compared to $171,000 for the same period of the prior year. The decrease in amortization is due to the customer lists and backlog of certain subsidiaries being fully amortized as of January 31, 2010, compared to the same period in the prior year, partially offset by increases related to Pride customer lists and backlog acquired.  All customer lists are amortized over a period of five to nine years from the date of their acquisition. Backlog is amortized over a period of one to three years from the date of acquisition based on the expected completion period of the related contracts.

Interest Expense and Interest Income

For the three months ended January 31, 2010 and 2009, interest expense was approximately $53,000 and $85,000, respectively. The decrease in interest expense is due principally to a decrease in total borrowings on lines of credit and a reduction in interest rates on outstanding borrowings, compared to January 31, 2009. As of January 31, 2010, there was $5,626,056 of total borrowings outstanding under the line of credit compared to $7,626,056 as of January 31, 2009.

           For the three months ended January 31, 2010 and 2009, interest income was approximately $6,000 and $3,000, respectively. The increase in interest earned is due principally to the increase in the Australia Operations cash and cash equivalents balance, which earns interest income at higher interest rates than our domestic operations, partially offset by a decrease in our domestic cash and cash equivalents balance compared to the same period in the prior year.

Net Income Attributable to WPCS

The net income attributable to WPCS was approximately $71,000 for the three months ended January 31, 2010. Net income included Federal and state income tax benefits of approximately $12,000.

The net income attributable to WPCS was approximately $178,000 for the three months ended January 31, 2009. Net income was net of Federal and state income tax expense of approximately $101,000.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended January 31, 2010 Compared to the Nine Months Ended January 31, 2009

Consolidated results for the nine months ended January 31, 2010 and 2009 were as follows:

	Nine Months Ended January 31,
	2010		2009

REVENUE	$76,557,723	100.0%	$82,358,634	100.0%

COSTS AND EXPENSES:
Cost of revenue	55,471,468	72.4%	59,975,397	72.8%
Selling, general and administrative expenses	17,800,852	23.3%	17,787,254	21.6%
Depreciation and amortization	1,970,848	2.6%	1,954,880	2.4%

Total costs and expenses	75,243,168	98.3%	79,717,531	96.8%

OPERATING INCOME	1,314,555	1.7%	2,641,103	3.2%

OTHER EXPENSE (INCOME):
Interest expense	193,931	0.3%	333,764	0.4%
Interest income	(9,352)	(0.0%)	(51,155)	(0.1%)

INCOME BEFORE INCOME TAX PROVISION	1,129,976	1.4%	2,358,494	2.9%

Income tax provision	480,434	0.6%	845,240	1.0%

NET INCOME	649,542	0.8%	1,513,254	1.9%

Less: Net (loss) income attributable to noncontrolling interest	(192,988)	(0.3%)	135,037	0.1%

NET INCOME ATTRIBUTABLE TO WPCS	$842,530	1.1%	$1,378,217	1.8%

Revenue

Revenue for the nine months ended January 31, 2010 was approximately $76,558,000, as compared to approximately $82,359,000 for the nine months ended January 31, 2009. The decrease in revenue for the period was primarily attributable to a temporary slowdown in spending for public services projects at the state and local government level, resulting in reductions, delays or postponements of these projects, and a decrease in revenue from existing operations in our electrical power segment, partially offset by an increase in revenue from the acquisitions of the Portland Operations and Pride, and organic growth from our specialty construction segment.

Wireless communication segment revenue for the nine months ended January 31, 2010 and 2009 was approximately $22,634,000 or 29.6% and $25,755,000 or 31.3% of total revenue, respectively. The decrease in revenue was due primarily to reductions, delays or postponements of projects at the state and local government level for public services projects as discussed above.

Specialty construction segment revenue for the nine months ended January 31, 2010 and 2009 was approximately $9,048,000 or 11.8% and $7,912,000 or 9.6% of total revenue, respectively.  The increase in revenue was due to organic revenue growth.

Electrical power segment revenue for the nine months ended January 31, 2010 and 2009 was approximately $44,876,000 or 58.6% and $48,692,000 or 59.1% of total revenue, respectively. The decrease in revenue was due primarily to a decrease in revenue from existing operations from the timing and completion of work on certain larger projects last year that did not avail itself in the same period this year.  This decrease was partially offset by an increase in revenue from the acquisitions of the Portland Operations and Pride.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs.  Our cost of revenue was approximately $55,471,000 or 72.4% of revenue for the nine months ended January 31, 2010, compared to $59,975,000 or 72.8% for the same period of the prior year.  The dollar decrease in our total cost of revenue is due primarily to the corresponding decrease in revenue during the nine months ended January 31, 2010. The slight decrease as a percentage of revenue is due to the blend of project revenue attributable to our existing operations and recent acquisitions.  Historically, over the past three fiscal years our quarterly cost of revenue as a percentage of revenue has ranged from approximately 66% to 76%.  The cost of revenue percentage is expected to vary depending on our mix of project revenue.

Wireless communication segment cost of revenue and cost of revenue as a percentage of revenue for the nine months ended January 31, 2010 and 2009 was approximately $16,997,000 and 75.1% and $17,954,000 and 69.7%, respectively.  The dollar decrease in our cost of revenue is due to the corresponding decrease in revenue during the nine months ended January 31, 2010.  This increase in cost of revenue as a percentage of revenue was due to the blend of project revenue attributable to our existing operations and a cost overrun on a recently completed project.

Specialty construction segment cost of revenue and cost of revenue as a percentage of revenue for the nine months ended January 31, 2010 and 2009 was approximately $6,221,000 and 68.8% and $5,354,000 and 67.7%, respectively.  The dollar increase in our total cost of revenue is due to the corresponding increase in revenue during the nine months ended January 31, 2010. The slight increase as a percentage of revenue is due to the blend of project revenue attributable to our existing operations.

Electrical power segment cost of revenue and cost of revenue as a percentage of revenue for the nine months ended January 31, 2010 and 2009 was approximately $32,253,000 and 71.9% and $36,667,000 and 75.3%, respectively.  The dollar decrease in our cost of revenue is due to the corresponding decrease in revenue during the nine months ended January 31, 2010. The decrease as a percentage of revenue is due primarily to the blend of project revenue attributable to our existing operations.

Selling, General and Administrative Expenses

For the nine months ended January 31, 2010, total selling, general and administrative expenses were approximately $17,801,000 or 23.3% of total revenue compared to $17,787,000, or 21.6% of revenue for the same period of the prior year. Included in selling, general and administrative expenses for the nine months ended January 31, 2010 is $10,507,000 for salaries, commissions, payroll taxes and other employee benefits. Salaries and payroll taxes increased $158,000 compared to the prior year due primarily to the increase in headcount as a result of the acquisitions of Lincoln Wind, BRT, Pride and the Portland Operations. Professional fees were $1,201,000, which include accounting, legal and investor relation fees. Insurance costs were $1,880,000 and rent for office facilities was $809,000.  Automobile and other travel expenses were $1,464,000 and telecommunication expenses were $472,000. Other selling, general and administrative expenses totaled $1,468,000. For the nine months ended January 31, 2010, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $5,011,000, $1,745,000 and $8,427,000, respectively, with the balance of approximately $2,618,000 pertaining to corporate expenses.

For the nine months ended January 31, 2009, total selling, general and administrative expenses were approximately $17,787,000, or 21.6% of total revenue. Included in selling, general and administrative expenses for the nine months ended January 31, 2009 is $10,349,000 for salaries, commissions, payroll taxes and other employee benefits. Professional fees were $1,110,000, which include accounting, legal and investor relation fees. Insurance costs were $1,877,000 and rent for office facilities was $730,000.  Automobile and other travel expenses were $1,554,000 and telecommunication expenses were $450,000. Other selling, general and administrative expenses totaled $1,717,000. For the nine months ended January 31, 2009, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $6,500,000, $1,399,000 and $7,571,000, respectively, with the balance of approximately $2,317,000 pertaining to corporate expenses.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Depreciation and Amortization

For the nine months ended January 31, 2010 and 2009, depreciation was approximately $1,529,000 and $1,316,000, respectively.  The increase in depreciation is due to the purchase of property and equipment and the addition of fixed assets from recent acquisitions. The amortization of customer lists and backlog for the nine months ended January 31, 2010 was $442,000 as compared to $639,000 for the same period of the prior year. The decrease in amortization is due to the customer lists and backlog of certain subsidiaries being fully amortized as of January 31, 2010, compared to the same period in the prior year, partially offset by customer lists and backlog acquired from recent acquisitions.  All customer lists are amortized over a period of five to nine years from the date of their acquisition. Backlog is amortized over a period of one to three years from the date of acquisition based on the expected completion period of the related contracts.

Interest Expense and Interest Income

For the nine months ended January 31, 2010 and 2009, interest expense was approximately $194,000 and $334,000, respectively. The decrease in interest expense is due principally to a decrease in total borrowings on lines of credit and a reduction in interest rates on outstanding borrowings, compared to January 31, 2009. As of January 31, 2010, there was $5,626,056 of total borrowings outstanding under the line of credit compared to $7,626,056 as of January 31, 2009.

           For the nine months ended January 31, 2010 and 2009, interest income was approximately $9,000 and $51,000, respectively. The decrease in interest earned is due principally to the decrease in our cash and cash equivalents balance and secondarily to the decrease in interest rates, respectively, compared to the same period in the prior year.

Net Income Attributable to WPCS

The net income attributable to WPCS was approximately $843,000 for the nine months ended January 31, 2010. Net income was net of Federal and state income tax expense of approximately $480,000.

The net income attributable to WPCS was approximately $1,378,000 for the nine months ended January 31, 2009. Net income was net of Federal and state income tax expense of approximately $845,000.

Liquidity and Capital Resources

At January 31, 2010, we had working capital of approximately $20,931,000, which consisted of current assets of approximately $42,740,000 and current liabilities of $21,809,000. Our working capital needs are influenced by our level of operations, and generally increase with higher levels of revenue.  Our sources of cash have historically come from operating activities, equity offerings, and credit facility borrowings.

Operating activities provided approximately $212,000 in cash for the nine months ended January 31, 2010. The sources of cash from operating activities total approximately $2,958,000, comprised of approximately $650,000 of net income, $2,119,000 in net non-cash charges, a $139,000 increase in deferred revenue, and a $50,000 decrease in prepaid expenses and other current assets. The uses of cash from operating activities total approximately $2,746,000, comprised of a $636,000 increase in accounts receivable, an $835,000 increase in costs and estimated earnings in excess of billings on uncompleted contracts, an approximate $389,000 increase in inventory, a $371,000 decrease in billings in excess of costs and estimated earnings on uncompleted contracts, a $441,000 decrease in accounts payable and accrued expenses, and a $74,000 decrease in income taxes payable. Net earnings adjusted for non-cash items provided cash of approximately $2,680,000 versus approximately $3,557,000 in same period of fiscal 2009.  Working capital components used cash of approximately $2,577,000 for the nine months ended January 31, 2010 versus approximately $1,955,000 in the same period in the prior year.

Our investing activities utilized approximately $2,599,000 in cash during the nine months ended January 31, 2010, which consisted of approximately $1,060,000 paid for property and equipment, and approximately $1,539,000 paid for acquisitions of businesses, net of cash received.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our financing activities utilized approximately $68,000 in cash during the nine months ended January 31, 2010.  Financing activities included additional borrowings from joint venture and net proceeds from exercise of stock options, offset by distributions to noncontrolling interest, repayment of loan payables and capital lease obligations.

Our capital requirements depend on numerous factors, including the market for our services, the resources we devote to developing, marketing, selling and supporting our business, the timing and extent of establishing additional markets and other factors.

On April 10, 2007, we entered into a loan agreement with Bank of America, N.A. (BOA), as amended. The loan agreement (Loan Agreement) provides for a revolving line of credit in an amount not to exceed $15,000,000, together with a letter of credit facility not to exceed $2,000,000. We also entered into security agreements with BOA, pursuant to which we granted a security interest to BOA in all of our assets. The Loan Agreement contains customary covenants, including but not limited to (i) funded debt to tangible net worth, and (ii) minimum interest coverage ratio. As of January 31, 2010, we are in compliance with the Loan Agreement covenants. The loan commitment shall expire on April 10, 2010, and we may prepay the loan at any time.  Loans under the Loan Agreement bear interest at a rate equal to BOA’s prime rate, minus one percentage point, or we have the option to elect to use the optional interest rate of LIBOR plus one hundred seventy-five basis points.  As of January 31, 2010, the interest rate was 2.25% on outstanding borrowings of approximately $5,626,000 under the Loan Agreement with BOA.

At January 31, 2010, we had cash and cash equivalents of approximately $3,974,000 and working capital of approximately $20,931,000. With internally available funds and funds available from the Loan Agreement, we believe that we have sufficient capital to meet our short term needs.  The Loan Agreement expires on April 10, 2010 with approximately $5,626,000 currently outstanding that will need to be repaid by that time, if not prepaid earlier. We have received approval from BOA for the renewal of the $15,000,000 revolving line of credit for three more years under terms similar to the existing Loan Agreement, including the same customary covenants.  The primary changes to the new revolving line of credit include the following revisions.  Borrowings will bear interest at BOA’s prime rate (currently 3.25%) or at the optional interest rate of LIBOR plus two hundred seventy-five basis points, an unused loan commitment fee of .0375%, and a one-time loan commitment fee of $25,000 due at closing.  We expect to close this revolving line of credit renewal on or before April 10, 2010.

The Beijing Operations has outstanding loans due within the next twelve months to a related party, Taian Gas Group (TGG), of approximately $3,144,000. We expect to repay these borrowings from working capital and for TGG to renew any remaining unpaid loan balances in its continued support of the Beijing Operations. Our future operating results may be affected by a number of factors including our success in bidding on future contracts and our continued ability to manage controllable costs effectively. To the extent we grow by future acquisitions that involve consideration other than stock, our cash requirements may increase.

On November 4, 2009, we acquired Pride. The purchase price represents an amount up to $3,494,056 of which $1,838,977 was paid upon closing.  We will pay additional purchase price to the former Pride shareholders over each of the next two years based upon the achievement of future earnings before interest and taxes (EBIT) targets.  This contingent consideration arrangement requires us to pay the former Pride shareholders $919,488 if Pride’s EBIT for the twelve month period ending October 31, 2010 equal or exceed $1,103,386 (the Target Amount) and another $919,488 if Pride’s EBIT for the twelve month period ending October 31, 2011 equals or exceeds the Target Amount.  In the event that Pride’s EBIT is less than the Target Amount for either measuring period, such $919,488 payment will be reduced by the percentage of the shortfall between the actual EBIT and the Target Amount.   The fair value of the contingent consideration is $1,655,080 and is based on our estimate of expected EBIT.  The fair value of the contingent consideration is preliminary pending completion of a final valuation.  Pride is an electrical and security services provider specializing in the commercial and government sectors and focuses on low voltage security installations, alarm systems, video surveillance and access controls.   The acquisition of Pride provides further international expansion into Australia.

Backlog

As of January 31, 2010, we had a backlog of unfilled orders of approximately $48.8 million compared to approximately $27.8 million at October 31, 2009 and $41.1 million at January 31, 2009. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

Our annual review for goodwill impairment for the fiscal years 2009 and 2008 found that no impairment existed. Our impairment review was based on comparing the fair value to the carrying value of the reporting units with goodwill. The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. Reporting units with goodwill include the Australian, Hartford, Lakewood, Portland, Sarasota, Seattle, St. Louis, Suisun City and Trenton Operations. Our estimates are consistent with the plans and estimates that we are using to manage the underlying businesses. If we fail to deliver products and services for these business units, or market conditions for these businesses fail to improve, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our net equity and results of operations.

Additionally, we evaluated the reasonableness of the estimated fair value of our reporting units by reconciling to our market capitalization. This reconciliation allowed us to consider market expectations in corroborating the reasonableness of the fair value of our reporting units. In addition, we compared our market capitalization, including an estimated control premium that an investor would be willing to pay for a controlling interest in the Company and the discount our common stock trades compared to our peer group of companies.  The determination of a control premium and trading discount requires the use of judgment and is based primarily on comparable industry and deal-size transactions, related synergies and other benefits. From the beginning of the third quarter until the end of the fourth quarter of fiscal 2009, our market capitalization declined as a result of market-driven decreases in our stock trading price.  Since then, our stock price has been increasing, and at the end of the third quarter ended January 31, 2010, we believe our market capitalization has increased substantially from the fiscal year ended April 30, 2009.  This increasing trend has been consistent with overall market conditions and is not a result of changes in our expectations of future cash flows. Our reconciliation of the gap between our market capitalization and the aggregate fair value of us depends on various factors, some of which are qualitative and involve management judgment, including high backlog coverage of future revenue and experience in meeting operating cash flow targets.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recently Issued Accounting Pronouncements

We have adopted the authoritative guidance issued by the FASB concerning the FASB Accounting Standards Codification (ASC) (Codification) as the source of authoritative accounting and reporting standards to be applied by nongovernmental entities to financial statements that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  The FASB ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the FASB Codification did not have a material impact on our consolidated financial statements. The GAAP references in the accompanying consolidated financial statements reflect the FASB Codification.

On May 1, 2009, we adopted authoritative guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We applied this statement to account for the acquisition of The Pride Group (QLD) Pty Ltd. in November 2009.

On May 1, 2009, we adopted the authoritative guidance issued that changes the accounting and reporting for noncontrolling interests. Noncontrolling interests are to be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a noncontrolling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. The adoption of this pronouncement had no impact on our consolidated financial position, results of operations or cash flows.  However, we reclassified minority interest as noncontrolling interest, which is reported as a component of equity separate from our shareholders’ equity in the condensed consolidated balance sheets. Additionally, the net (loss) income attributable to noncontrolling interest is presented separately on the face of the condensed consolidated statements of income to conform to this standard.

On May 1, 2009, we adopted FASB ASC Topic No. 815, “Derivatives and Hedging”. This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. The adoption of this pronouncement had no impact on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

On May 1, 2009, we adopted FASB ASC Subtopic No. 815-40 “Contracts in Entity’s Own Equity”. The primary objective of this statement is to provide guidance for determining whether an equity-linked financial instrument or embedded feature within a contract is indexed to an entity’s own stock, which is a key criterion of the scope exception to the standards of “Derivatives and Hedging.” An equity-linked financial instrument or embedded feature within a contract that is not considered indexed to an entity’s own stock could be required to be classified as an asset or liability and marked-to-market through earnings. This statement specifies a two-step approach in evaluating whether an equity-linked financial instrument or embedded feature within a contract is indexed to its own stock. The first step involves evaluating the instrument’s contingent exercise provisions, if any, and the second step involves evaluating the instrument’s settlement provisions. The adoption of this pronouncement had no impact on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On May 1, 2009, we adopted FASB ASC Topic No. 855, “Subsequent Events”.  This statement established principles and requirements for subsequent events. It also details the period after the balance sheet date during which we should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in our financial statements and the required disclosures for such events. The adoption of these standards did not have a material impact on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

In June 2009, the SEC issued Staff Accounting Bulletin No. 112 (SAB 112). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current U.S. GAAP. We do not expect the adoption of these standards to have a material impact on our consolidated financial statements.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of January 31, 2010. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.01	Certificationsof Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WPCS INTERNATIONAL INCORPORATED

Date: March 17, 2010	By:	/s/ JOSEPH HEATER
Joseph Heater
Chief Financial Officer