Form 10-K
period 2010-04-30
WPCS INTERNATIONAL INC
filed 2010-07-29
CIK 1086745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2010

Commission File Number 000-262771

WPCS INTERNATIONAL INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware		98-0204758
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
One East Uwchlan Avenue, Suite 301 Exton, Pennsylvania	19341	(610) 903-0400
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	The NASDAQ Global Market
Right to Purchase Series D Junior Participating Preferred Stock (attached to Common Stock)	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes☐   No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes☐   No☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐ No☒

The aggregate market value of the voting common equity held by non-affiliates as of October 31, 2009, based on the closing sales price of the Common Stock as quoted on the Nasdaq Global Market was $20,945,641. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of July 20, 2010, there were 6,954,766 shares of registrant’s common stock outstanding.

PART I

ITEM 1 - BUSINESS

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

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). We make available on our website under "Investor Relations/SEC Filings," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.wpcs.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

This Annual Report on Form 10-K includes the accounts of WPCS International Incorporated (WPCS) and its wholly and majority-owned subsidiaries, as follows, collectively referred to as “we”, “us” or the "Company".   Domestic operations include WPCS Incorporated, WPCS International – Suisun City, Inc. (Suisun City Operations), WPCS International - St. Louis, Inc. (St. Louis Operations), WPCS International – Lakewood, Inc. (Lakewood Operations), WPCS International – Hartford, Inc. (Hartford Operations), WPCS International – Sarasota, Inc. (Sarasota Operations), WPCS International – Trenton, Inc. (Trenton Operations), WPCS International – Seattle, Inc. (Seattle Operations), and WPCS International – Portland, Inc. (Portland Operations).   International operations include WPCS Asia Limited, Taian AGS Pipeline Construction Co. Ltd. (China Operations), and WPCS Australia Pty Ltd, WPCS International – Brisbane, Pty Ltd., WPCS International – Brendale, Pty Ltd., and The Pride Group (QLD) Pty Ltd. (Pride), (collectively the Australia Operations).

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

Historically, each of our wholly-owned subsidiaries has operated and was known primarily by our customers and vendors through a variety of subsidiary legal names, while our investors know us primarily by our “WPCS” name.  In order to better serve our diversified customer base, we launched a key initiative in the third and fourth quarter of fiscal 2009 to brand each of our subsidiaries with the “WPCS” name.  We believe this branding strategy positions our company to better pursue national contracts with existing customers, further develops our relationships with technology providers, improves our purchasing power and achieves certain cost reductions under one integrated name.  This branding strategy has included, among other things, changing our subsidiaries’ legal names, company website, email, promotional and advertising materials and signage.  The total cost for the branding initiative was $166,000 which was incurred during the fiscal years ended April 30, 2010 and 2009. In addition, by operating under one name we have consolidated certain operations to reduce administrative overhead expenses and improve operating efficiencies.

Furthermore, as part of our branding strategy and to better represent our comprehensive design-build engineering capabilities, we have reorganized our operating segments to correspond to our primary service lines: wireless communication, specialty construction and electrical power.  Accordingly, we are reporting our results under these three business segments in this Form 10-K for the fiscal years ended April 30, 2010 and 2009.  As a result, certain reclassifications have been made to the prior year segment information to conform to the reorganized composition of our operating segments.

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

Since our inception in 2001, we have grown organically and through strategic acquisitions to establish a presence in addressing the global needs of communications technology.  For the fiscal year ended April 30, 2010, we generated revenues of approximately $106 million, compared to $107 million for the fiscal year ended April 30, 2009.  Our backlog at April 30, 2010 and 2009 was approximately $48.6 million and $38.4 million, respectively.

Industry Trends

We focus on markets such as public services, healthcare, energy and international which continue to show strong growth potential.

•
Public services.  We provide communications infrastructure for public services which includes police, fire, emergency dispatch, utilities, education, military and transportation infrastructure. The public services sector is benefitting from the enactment of the American Recovery and Reinvestment Act of 2009 (ARRA) which has made funding available for state and local municipalities nationwide. Of the $787 billion in total funding, according to a July 2010 article by The New York Times, approximately $32 billion has been allocated for communications infrastructure projects to be completed over the next several years which fit our service capabilities.

•
Healthcare.  We provide communications infrastructure for hospitals and medical centers. In the healthcare market, according to an October 2008 report from Market Research, the aging population and the need to reduce labor costs through the implementation of advanced communications technology is driving projected expenditures of $3 billion per year over the next few years.

•
Energy.  We provide communications infrastructure for petrochemical, natural gas, electric utilities and alternative energy. The need to deliver basic energy more efficiently and to create new energy sources is driving the growth in energy construction. This creates opportunities to upgrade and deploy new communications technology which creates the demand for communications infrastructure.   According to a July 2010 article by The New York Times, the ARRA legislation has allocated approximately $36 billion in funding for energy and conservation projects over the next few years which fit our service capabilities.

•
International.  We provide communications infrastructure internationally for a variety of companies and government entities. China is spending on building its internal infrastructure and Australia is upgrading their infrastructure.  China is expecting a positive GDP growth rate of 10% per China’s National Bureau of Statistics and Australia is expecting a positive GDP growth rate of 3% per the Australia Department of Foreign Affairs and Trade.

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

Design-Build Services

We operate in three business segments: wireless communication; specialty construction; and electrical power. For the fiscal year ended April 30, 2010, wireless communication represented approximately 28.5% of our total revenue, specialty construction represented approximately 14.2% of our total revenue and electrical power represented approximately 57.3% of our revenue. For the fiscal year ended April 30, 2009, wireless communication represented approximately 31.9% of our total revenue, specialty construction represented approximately 9.6% of our total revenue and electrical power represented approximately 58.5% of our revenue.  See Note 12 to the Consolidated Financial Statements for the financial results of each segment for the fiscal years ended April 30, 2010 and 2009.

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

Lastly, as world economies are growing, standards of living are improving and energy supplies are dwindling. It is a scenario that has accelerated the search for new energy sources and better ways of delivery existing supply. We are contributing in both of these critical areas. We design and deploy alternative energy solutions in wind and solar power. Through a unique combination of scientific, geologic, engineering and construction expertise, we offer solutions in site design, solar installation, meteorological towers and wind turbine installation. In addition, we support energy companies as they maximize the efficiency of their energy supply infrastructure, by providing a range of services from pipeline trenching to the deployment of wireless solutions.

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

Customers

We serve a variety of public services, healthcare, energy and corporate enterprise customers. For the fiscal years ended April 30, 2010 and 2009, there were no customers which accounted for more than 10% of our revenue.

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

Backlog

As of April 30, 2010, we had a backlog of unfilled orders of approximately $48.6 million compared to approximately $38.4 million at April 30, 2009. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is an executed written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

Employees

As of April 30, 2010, we employed 518 full time employees, of whom 354 are project engineers and technicians, 47 are project managers, 111 are in administration and sales and six are executives.  Approximately 47% of the project engineers are represented by the International Brotherhood of Electrical Workers. We also have non-union employees. We believe we have excellent relations with all of our employees. We have 168 union employees who are covered by contracts that expire at various times as follows:

Operations	# of Employees	Union Contract Expiration Date

St. Louis	2	October 31, 2010
Portland	11	December 31, 2010
Trenton	20	May 31, 2011
Seattle	66	May 31, 2011
Suisun City	69	November 30, 2011
Total Union Employees	168

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

The ongoing economic downturn and instability in the financial markets may adversely impact our customers’ future spending as well as payment for our services and, as a result, our operations and growth.

The U.S. economy is still recovering from the recent recession, and growth in economic activity has slowed substantially. The financial markets also have not fully recovered. It is uncertain when these conditions will significantly improve. Stagnant or declining economic conditions have adversely impacted the demand for our services and resulted in the delay, reduction or cancellation of certain projects and may continue to adversely affect us in the future. Additionally, our customers may finance their projects through the incurrence of debt or the issuance of equity. The availability of credit remains constrained, and many of our customers’ equity values have not fully recovered from the negative impact of the recession. A reduction in cash flow or the lack of availability of debt or equity financing may continue to result in a reduction in our customers’ spending for our services and may also impact the ability of our customers to pay amounts owed to us, which could have a material adverse effect on our operations and our ability to grow at historical levels.

An economic downturn in any of the industries we serve may lead to less demand for our services.

Because the vast majority of our revenue is derived from a few industries, a downturn in any of those industries would adversely affect our results of operations. Specifically, an economic downturn in any industry we serve could result in the delay, reduction or cancellation of projects by our customers as well as cause our customers to outsource less work, resulting in decreased demand for our services and potentially impacting our operations and our ability to grow at historical levels. A number of other factors, including financing conditions and potential bankruptcies in the industries we serve or a prolonged economic downturn or recession, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future or pay for past services. For example, our wireless communication segment has been negatively impacted since mid-2008 by the slowdown in spending for public services projects at the state and local government level, resulting in reductions, delays or postponements of these projects, and we expect this slowdown will likely continue, at least in the near-term. Consolidation, competition, capital constraints or negative economic conditions in the public services, healthcare and energy industries may also result in reduced spending by, or the loss of, one or more of our customers.

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

Since November 1, 2001, we have acquired nineteen companies and we intend to further expand our operations through targeted strategic acquisitions. However, we may not be able to identify suitable acquisition opportunities. Even if we identify favorable acquisition targets, there is no guarantee that we can acquire them on reasonable terms or at all. If we are unable to complete attractive acquisitions, the growth that we have experienced historically may slow or decline in the future.

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

As of April 30, 2010, we had a backlog of unfilled orders of approximately $48.6 million. This backlog amount is based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. In addition, contracts included in our backlog may not be profitable. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience delays or cancellations in the future. If our backlog fails to materialize, we could experience a reduction in revenue, profitability and liquidity.

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

If we are unable to retain the services of Messrs. Hidalgo, Polulak, Heinz, Walker, or Voacolo, operations could be disrupted.

Our success depends to a significant extent upon the continued services of Mr. Andrew Hidalgo, our Chief Executive Officer and Messrs. Myron Polulak, James Heinz, Gary Walker, and Jeffrey Voacolo, our Executive Vice Presidents. Mr. Hidalgo has overseen our company since inception and provides leadership for our growth and operations strategy. Messrs. Polulak, Heinz, Walker, and Voacolo oversee the day-to-day operations of our operating subsidiaries. Loss of the services of Messrs. Hidalgo, Polulak, Heinz, Walker, or Voacolo could disrupt our operations and harm our growth, revenues, and prospective business. We do not maintain key-man insurance on the lives of Messrs. Hidalgo, Polulak, Heinz, Walker, or Voacolo.

Employee strikes and other labor-related disruptions may adversely affect our operations.

Our business is labor intensive, with certain projects requiring large numbers of engineers. Over 32% of our workforce is unionized. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct our business. If we are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages. Any of these events could be disruptive to our operations and could result in negative publicity, loss of contracts and a decrease in revenues.

Our business is labor intensive and we may be unable to attract and retain qualified employees.

Our ability to maintain our productivity and profitability is limited by our ability to employ, train and retain the skilled personnel necessary to operate our business. We cannot be certain that we will be able to maintain the skilled labor force necessary to operate efficiently and support our growth strategy. Our ability to do so depends on a number of factors such as general rates of employment, competitive demands for employees having the skills we need and the level of compensation required to hire and retain qualified employees. In addition, we cannot be certain that our labor expenses will not increase as a result of shortages in the supply of these skilled personnel. As a result, our ability to maintain our productivity and profitability may be affected if we are unable to hire qualified employees and manage labor costs to retain employees.

We may incur goodwill impairment charges in our reporting entities which could harm our profitability.

In accordance with Accounting Standards Codification (ASC) 350, “Intangibles-Goodwill and Other,” we periodically review the carrying values of our goodwill to determine whether such carrying values exceed the fair market value of the reporting units. Each of the reporting units is subject to an annual review for goodwill impairment. If impairment testing indicates that the carrying value of a reporting unit exceeds its fair value, the goodwill of the reporting unit is deemed impaired. Accordingly, an impairment charge would be recognized for that reporting unit in the period identified, which could reduce our profitability.

Legislative actions and initiatives relating to electric power, renewable energy and telecommunications may fail to result in increased demand for our services.

Demand for our services may not result from renewable energy initiatives. While many states currently have mandates in place that require certain percentages of power to be generated from renewable sources, states could reduce those mandates or make them optional, which could reduce, delay or eliminate renewable energy development in the affected states. Additionally, renewable energy is generally more expensive to produce and may require additional power generation sources as backup. The locations of renewable energy projects are often remote and are not viable unless new or expanded transmission infrastructure to transport the power to demand centers is economically feasible. Furthermore, funding for renewable energy initiatives may not be available, which may be further constrained as a result of the current tight credit markets. These factors may result in fewer renewable energy projects than anticipated and a delay in the construction of these projects and the related infrastructure, which could adversely affected the demand for our services. These factors could continue to result in delays or reductions in projects, which could further negatively impact our business.

The ARRA provides for various stimulus programs, such as grants, loan guarantees and tax incentives, relating to renewable energy, energy efficiency and electric power and telecommunications infrastructure. We cannot predict when programs under the ARRA will be implemented, the timing and scope of any investments to be made under these programs or whether these programs will result in increased demand for our services. Investments for renewable energy, electric power infrastructure and telecommunications fiber deployment under ARRA programs may not occur, may be less than anticipated or may be delayed, any of which would negatively impact demand for our services.

In addition, other current and potential legislative initiatives may not result in increased demand for our services. For instance, certain provisions of the proposed American Clean Energy and Security Act (ACES Act) are intended to encourage electric power transmission and renewable energy projects. However, it is uncertain whether the ACES Act, if enacted, will positively impact infrastructure spending in the long-term. Specifically, the ACES Act may not result in the anticipated acceleration of future transmission projects or encourage the installation of renewable energy generation facilities, which could result in fewer electric power transmission and substation projects than anticipated and consequently adversely impact demand for our services. It is not certain when or if these legislative initiatives, including the ACES Act, will be enacted or whether any potentially beneficial provisions will be included in the final legislation.

There are also a number of other legislative and regulatory proposals, including the ACES Act, to address greenhouse gas emissions, which are in various phases of discussion or implementation. The outcome of federal and state actions to address global climate change could negatively affect the operations of our customers through costs of compliance or restraints on projects, which could reduce their demand for our services.

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

•
the ability of certain customers to sustain capital resources to pay their trade account balances and required changes to our allowance for doubtful accounts based on periodic assessments of the collectability of our accounts receivable balances;

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

The stock market in general and the stock prices of technology and telecommunications companies in particular, have experienced volatility that has often been unrelated to or disproportionate to the operating performance of those companies. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. Between May 1, 2009 and April 30, 2010, our common stock has traded as low as $1.90 and as high as $4.38 per share, based upon information provided by the NASDAQ Global Market. Factors which could have a significant impact on the market price of our common stock include, but are not limited to, the following:

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 (SOX), newly enacted SEC regulations and NASDAQ Stock Market rules, have created additional burdens for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards. This may result in increased general and administrative costs, including potential increased audit fees for SOX compliance, and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

On April 15, 2010, we filed a registration statement on Form S-3 using a “shelf” registration process.  Under this shelf registration process, we may offer up to 2,314,088 shares of our common stock, from time to time, in amounts, at prices, and terms that we will determine at the time of the offering.    Each share of our common stock automatically includes one right to purchase one one-thousandth of a share of Series D Junior Participating Preferred Stock, par value $0.0001 per share, which becomes exercisable pursuant to the terms and conditions set forth, in a Rights Plan Agreement with Interwest Transfer Co., Inc, as amended from time to time. We have not designated the amount of net proceeds from this offering that we will use for any particular purpose. Accordingly, our management will have broad discretion as to the application of the net proceeds. Our shareholders may not agree with the manner in which our management chooses to allocate and spend the net proceeds. Moreover, our management may use the net proceeds for corporate purposes that may not increase our profitability or market value.

As of April 30, 2010, holders of our outstanding options have the right to acquire 597,605 shares of common stock issuable upon the exercise of stock options, at exercise prices ranging from $2.37 to $12.10 per share, with a weighted average exercise price of $5.17. The sale or availability for sale in the market of the shares underlying these options could depress our stock price. We have registered substantially all of the underlying shares described above for resale. Holders of registered underlying shares may resell the shares immediately upon issuance upon exercise of an option.

If our stockholders sell substantial amounts of our shares of common stock, including shares issued upon the exercise of outstanding options, the market price of our common stock may decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

 Our stockholder rights plan may discourage a takeover.

In February 2010, our Board of Directors authorized shares of Series D Junior Participating Preferred Stock in connection with its adoption of a stockholder rights plan, under which we issued rights to purchase Series D Preferred Stock to holders of our common stock. Upon certain triggering events, such rights become exercisable to purchase common stock (or, in the discretion of our Board of Directors, Series D Preferred Stock) at a price substantially discounted from the then current market price of the common stock. Our stockholder rights plan may generally discourage a merger or tender offer involving our securities that is not approved by our Board of Directors by increasing the cost of effecting any such transaction and, accordingly, could have an adverse impact on stockholders who might want to vote in favor of such merger or participate in such tender offer. Our stockholder rights plan expires in February 2020.

Our international operations expose us to risks such as different business cultures, laws and regulations.

During fiscal 2010, we generated approximately 9.1% of our revenue from international clients. The different business cultures associated with international operations may not be fully appreciated before we sign an agreement, and thereby expose us to risk. Likewise, prior to signing a contract, we need to understand international laws and regulations, such as foreign tax and labor laws, and U.S. laws and regulations applicable to companies engaging in business outside of the United States, such as the Foreign Corrupt Practices Act. For these reasons, pricing and executing international contracts is more difficult and carries more risk than pricing and executing domestic contracts.

Our international operations expose us to foreign currency risk.

A majority of our transactions are in U.S. dollars; however, a few foreign subsidiaries conduct businesses in various foreign currencies. Therefore, we are subject to currency exposures and volatility because of currency fluctuations, inflation changes and economic conditions in these countries. We currently have no foreign currency hedges. We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts.

We are subject to the risks associated with doing business in the People’s Republic of China (PRC).

We conduct certain business in China through our China Operations, which is organized under the laws of the PRC. Our China operations are directly related to and dependent on the social, economic and political conditions in this country, many of which we have no control over, and are influenced by many factors, including:

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Our principal executive office is located in Exton, Pennsylvania. We operate our business under office leases in the following locations:
Location	Operations	Lease Expiration Date	Annual Rent

Exton, Pennsylvania	WPCS International	January 31, 2014	$ 53,869
Windsor, Connecticut	Hartford	April 30, 2014	$ 94,032
West Greenwich, Rhode Island	Hartford	November 30, 2010	$ 10,153
Chicopee, Massachusetts	Hartford	August 31, 2010	$ 1,200
Lakewood, New Jersey	Lakewood	August 31, 2010	$ 44,496
St. Helens, Oregon	Portland	May 11, 2011	$ 26,916
Sarasota, Florida (1)	Sarasota	July 31, 2011	$ 56,123
Woodinville, Washington	Seattle	December 31, 2012	$ 91,198
St. Louis, Missouri	St. Louis	August 31, 2010	$ 21,833
West Chester, Pennsylvania	St. Louis	May 31, 2011	$ 16,200
Hempstead, Texas	St. Louis	monthly lease	$ 19,200
Moline, Illinois	St. Louis	October 31, 2011	$ 47,408
San Leandro, California	Suisun City	July 31, 2011	$ 16,212
Suisun City, California (2)	Suisun City	February 28, 2011	$ 96,470
Lincoln, California	Suisun City	December 31, 2011	$ 44,640
Lincoln, California	Suisun City	April 30, 2012	$ 15,225
Reno, Nevada	Suisun City	May 31, 2011	$ 4,680
West Sacramento, California	Suisun City	July 31, 2010	$ 19,416
West Sacramento, California	Suisun City	October 31, 2013	$ 27,232
Trenton, New Jersey (3)	Trenton	May 1, 2011	$ 69,000
Brendale, Queensland, Australia	Australia	August 17, 2011	$ 31,209
South Brisbane, Australia	Australia	July 31, 2012	$ 57,940
Woombye, Queensland, Australia	Australia	December 1, 2010	$ 39,480

(1) We lease our Sarasota, Florida location from a trust, of which one of the former shareholders of the Sarasota Operations is the trustee.

(2) We lease our Suisun City, California location from a trust, of which Gary Walker, one of our Executive Vice Presidents, is the trustee.

(3) We lease our Trenton, New Jersey location from Voacolo Properties LLC, of which the former shareholders of Voacolo Electric, Inc. (Trenton Operations) are the members.

We believe that our existing facilities are suitable and adequate to meet our current business requirements. We intend to renew leases expiring within the next twelve months at their current locations or at similar facilities in the same geographic locations.

ITEM 3 - LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings or claims.

ITEM 4 – (REMOVED AND RESERVED)

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is currently traded on the NASDAQ Global Market under the symbol “WPCS.” For the period from May 1, 2008 to date, the following table sets forth the high and low sale prices of our common stock as reported by NASDAQ Global Market.

Period	High	Low
Fiscal Year Ended April 30, 2010:
First Quarter	$3.53	$1.90
Second Quarter	4.38	2.53
Third Quarter	3.85	2.69
Fourth Quarter	3.90	2.98
Fiscal Year Ended April 30, 2009:
First Quarter	$7.60	$5.25
Second Quarter	6.08	2.05
Third Quarter	3.38	1.63
Fourth Quarter	2.13	1.32

On July 20, 2010, the closing sale price of our common stock, as reported by the NASDAQ Global Market, was $2.60 per share. On July 20, 2010, there were 61 holders of record of our common stock, which does not include shares held in street name.

On November 24, 2008, we adopted a stock repurchase program of up to 2,000,000 shares of our common stock which expired on December 1, 2009.  A total of 308,817 shares were purchased and retired by us at a total cost of $729,730 including transaction costs, or an average cost per common share of $2.36.

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

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words.  Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

Historically, each of our wholly-owned subsidiaries has operated and was known primarily by our customers and vendors through a variety of subsidiary legal names, while our investors know us primarily by our “WPCS” name.  In order to better serve our diversified customer base, we launched a key initiative in the third and fourth quarter of fiscal 2009 to brand each of our subsidiaries with the “WPCS” name.  We believe this branding strategy positions our company to better pursue national contracts with existing customers, further develop our relationships with technology providers, improves our purchasing power and achieves certain cost reductions under one integrated name.  This branding strategy included, among other things, changing our subsidiaries’ legal names, company website, email, promotional and advertising materials and signage. The total cost for the branding initiative was $166,000 which was incurred during the fiscal years ended April 30, 2010 and 2009.  In addition, by operating under one name we have consolidated certain operations to reduce administrative overhead expenses and improve operating efficiencies.

Furthermore, as part of our branding strategy and to better represent our comprehensive design-build engineering capabilities, we have reorganized our operating segments to correspond to our primary service lines: wireless communication, specialty construction and electrical power.  As a result, certain reclassifications have been made to the prior year segment information to conform to the reorganized composition of our operating segments.

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

For the fiscal year ended April 30, 2010, wireless communication represented approximately 28.5% of our total revenue, specialty construction represented approximately 14.2% of our total revenue and electrical power represented approximately 57.3% of our revenue. For the fiscal year ended April 30, 2009, wireless communication represented approximately 31.9% of our total revenue, specialty construction represented approximately 9.6% of our total revenue and electrical power represented approximately 58.5% of our revenue.

Industry Trends

We focus on markets such as public services, healthcare, energy and international which continue to show strong growth potential.

•
Public services.  We provide communications infrastructure for public services which includes police, fire, emergency dispatch, utilities, education, military and transportation infrastructure. The public services sector is benefitting from the enactment of the American Recovery and Reinvestment Act of 2009 (ARRA) which has made funding available for state and local municipalities nationwide. Of the $787 billion in total funding, according to a July 2010 article by The New York Times, approximately $32 billion has been allocated for communications infrastructure projects to be completed over the next several years which fit our service capabilities.

•
Healthcare.  We provide communications infrastructure for hospitals and medical centers. In the healthcare market, according to an October 2008 report from Market Research, the aging population and the need to reduce labor costs through the implementation of advanced communications technology is driving projected expenditures of $3 billion per year over the next few years.

•
Energy.  We provide communications infrastructure for petrochemical, natural gas, electric utilities and alternative energy. The need to deliver basic energy more efficiently and to create new energy sources is driving the growth in energy construction. This creates opportunities to upgrade and deploy new communications technology which creates the demand for communications infrastructure.   According to a July 2010 article by The New York Times, the ARRA legislation has allocated approximately $36 billion in funding for energy and conservation projects over the next few years which fit our service capabilities.

•
International.  We provide communications infrastructure internationally for a variety of companies and government entities. China is spending on building its internal infrastructure and Australia is upgrading their infrastructure.  China is expecting a positive GDP growth rate of 10% per China’s National Bureau of Statistics and Australia is expecting a positive GDP growth rate of 3% per the Australia Department of Foreign Affairs and Trade.

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year:

• Over our past seven fiscal quarters, current economic conditions have adversely affected certain markets of our business, primarily related to the public services sector. General spending has slowed at the state and local government level due to a decrease in tax revenue and credit impediments.  However, with the ARRA legislation, $32 billion has been set aside for public services communications infrastructure projects. Many states have received funding and are currently determining which projects to approve.  We believe based on the level of our backlog and bid solicitations, that the demand for communications infrastructure engineering services remains high in this market and will continue over the next several years;

• In the healthcare market, we continue to receive bid requests and complete new projects, as the primary drivers in this market continue to be the need to provide healthcare infrastructure for an aging population and to cut costs in delivering healthcare.  The ARRA legislation also provides $32 billion for healthcare infrastructure spending;

· In the energy market, we continue to receive bid requests and complete new projects as oil, gas, water and electric utility companies continue to upgrade their communications infrastructure, while in alternative energy the growth in wind and solar power development is expected to continue.  The ARRA legislation also provides $36 billion for energy infrastructure spending;

• Two of our most important economic indicators for measuring our future revenue producing capability and demand for our services are our backlog and bid list. The protracted conversion of bid solicitations to backlog has been an obstacle for revenue growth during fiscal 2010.  However, at April 30, 2010, our backlog of unfilled orders was approximately $49 million compared to backlog of approximately $38 million at April 30, 2009.  Through the first six months of calendar 2010, we announced approximately $60  million in new contracts, which is more than the total amount of contracts announced for all of calendar 2009, which we believe will give us momentum to produce better earnings in the future;

• Our bid list, which represents project bids under proposal for new and existing customers, was approximately $131 million at April 30, 2010, compared to approximately $169 million at April 30, 2009. With the passage of the ARRA legislation in February 2009, during the fourth quarter of fiscal 2009 and the first nine months of fiscal 2010 we experienced a significant escalation in our bid list as a result of initial demand for ARRA funds from state and local governments.  This increase in bids over the course of our fiscal year was not representative of our historical bid pattern.  Although many projects requested ARRA funding, not all of these bids were going to be approved due to the prioritization of these initial bids.  Immediately approved projects were converted to backlog, and those that were not approved were removed from the bid list, resulting in a decrease in the bid list over the past fiscal year.   We believe our bid list at April 30, 2010 represents a more normal bid level and we expect our bids to remain in a range of $125 million to $150 million, while ARRA funding continues to be made available in the quarters ahead;

• We believe our design-build engineering focus for public services, healthcare, energy and corporate enterprise infrastructure will create additional opportunities both domestically and internationally. We believe that the ability to provide comprehensive communications infrastructure services including wireless communication, specialty construction and electrical power gives us a competitive advantage. We expect an increase in backlog in the future as a result of the current level of bid activity for communication infrastructure services in both project opportunities generated from the ARRA legislation and general projects from our diversified customer base. Our opportunity to obtain work related to the ARRA legislation depends on the timing of funding allocations and our ability to receive bid requests and be awarded new projects; however, we believe that our experience in performing work in each of these sectors will result in continued bid activity in the near future;

• We continue to focus on expanding our international presence in China and Australia, and we believe that these markets have not been impacted as much by recent economic conditions.  In China, our focus is primarily in the energy market, and in Australia primarily on the corporate enterprise market. Our current international revenue annual run rate is approximately $11 million with our recent acquisition of Pride;

• Although we are focused on organic growth opportunities, we continue to search for acquisitions that increase our engineering capabilities, add to our customer base and expand our geographic scope. We continue to have a particular interest in expanding our international business; and

• We are maintaining a healthy balance sheet with approximately $27.0 million in working capital, and credit facility borrowings of approximately $5.6 million. The ratio of credit facility borrowings to working capital is approximately 21%.  We believe this is an important measure of our current financial strength. We expect to use our working capital and remaining availability of approximately $9.4 million under the credit facility to fund our continued growth.

Results of Operations for the Fiscal Year Ended April 30, 2010 Compared to Fiscal Year Ended April 30, 2009

This Annual Report on Form 10-K includes the accounts of WPCS International Incorporated (WPCS) and its wholly and majority-owned subsidiaries, as follows, collectively referred to as “we”, “us” or the "Company".  Domestic operations include WPCS Incorporated, WPCS International – Suisun City, Inc. (Suisun City Operations), WPCS International - St. Louis, Inc. (St. Louis Operations), WPCS International – Lakewood, Inc. (Lakewood Operations), WPCS International – Hartford, Inc. (Hartford Operations), WPCS International – Sarasota, Inc. (Sarasota Operations), WPCS International – Trenton, Inc. (Trenton Operations), WPCS International – Seattle, Inc. (Seattle Operations), and WPCS International – Portland, Inc. (Portland Operations).   International operations include WPCS Asia Limited, Taian AGS Pipeline Construction Co. Ltd. (China Operations), and WPCS Australia Pty Ltd, WPCS International – Brisbane, Pty Ltd., WPCS International – Brendale, Pty Ltd., and The Pride Group (QLD) Pty Ltd. (Pride), (collectively the Australia Operations).

Consolidated results for the years ended April 30, 2010 and 2009 were as follows.

	Years Ended
	April 30,
	2010		2009

REVENUE	$105,769,432	100.0%	$107,101,360	100.0%

COSTS AND EXPENSES:
Cost of revenue	77,930,126	73.7%	78,334,115	73.2%
Selling, general and administrative expenses	23,454,081	22.2%	23,052,464	21.5%
Depreciation and amortization	2,729,882	2.6%	2,578,824	2.4%
Change in fair value of acquisition-related contingent consideration	125,092	0.1%	-	0.0%

Total costs and expenses	104,239,181	98.6%	103,965,403	97.1%

OPERATING INCOME	1,530,251	1.4%	3,135,957	2.9%

OTHER EXPENSE (INCOME):
Interest expense	397,765	0.4%	421,022	0.4%
Interest income	(15,849)	(0.0%)	(53,947)	(0.1%)

INCOME BEFORE INCOME TAX PROVISION	1,148,335	1.0%	2,768,882	2.6%

Income tax provision	576,226	0.5%	989,027	0.9%

NET INCOME	572,109	0.5%	1,779,855	1.7%

Net (loss) income attributable to noncontrolling interest	(282,292)	(0.3%)	108,228	0.1%

NET INCOME ATTRIBUTABLE TO WPCS	$854,401	0.8%	$1,671,627	1.6%

Revenue

Revenue for the year ended April 30, 2010 was approximately $105,769,000, as compared to $107,101,000 for the year ended April 30, 2009.  The decrease in revenue for the year was primarily attributable to a temporary slowdown in spending for public services projects at the state and local government level, resulting in reductions, delays or postponements of these projects, and a decrease in revenue from existing operations in our electrical power segment.  This decrease was partially offset by an increase in revenue from the acquisitions of the Portland Operations and Pride, and organic growth from our specialty construction segment.  For the years ended April 30, 2010 and 2009, there were no customers which comprised more than 10% of total revenue.

Wireless communication segment revenue for the years ended April 30, 2010 and 2009 was approximately $30,163,000 or 28.5% and $34,161,000 or 31.9% of total revenue, respectively. The decrease in revenue was due primarily to reductions, delays or postponements of projects at the state and local government level for public services projects.

Specialty construction segment revenue for the years ended April 30, 2010 and 2009 was approximately $15,050,000 or 14.2% and $10,298,000 or 9.6% of total revenue, respectively. The increase in revenue was primarily attributable to organic revenue growth of approximately 46% for specialty construction in fiscal 2010. The increase in organic growth is due to a project award of approximately $11.7 million which commenced in the third quarter of fiscal 2010.  This project is expected to be completed by the end of the third quarter of fiscal 2011, and as a result, we expect the fiscal 2011 revenue in this segment to remain at levels consistent with fiscal 2010.

Electrical power segment revenue for the years ended April 30, 2010 and 2009 was approximately $60,556,000 or 57.3% and $62,642,000 or 58.5% of total revenue, respectively. The decrease in revenue was due primarily to a decrease in revenue from existing operations from the timing and completion of work on certain larger projects last year. This decrease was partially offset by an increase in revenue from the acquisitions of the Portland Operations and Pride.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs.  Our cost of revenue was approximately $77,930,000 or 73.7% of revenue for the year ended April 30, 2010, compared to $78,334,000 or 73.2% for the prior year.  The dollar decrease in our total cost of revenue is due to the corresponding decrease in revenue during the year ended April 30, 2010 as a result of the delays and postponements of projects at the state and local government level for public services projects. The 0.5% increase in cost of revenue as a percentage of revenue is due to the blend of project revenue attributable to our existing operations and recent acquisitions. Historically, over the past three fiscal years, our cost of revenue as a percentage of revenue was ranged from approximately 66% to 76%. The cost of revenue percentage is expected to vary depending on our mix of project revenue.

Wireless communication segment cost of revenue and cost of revenue as a percentage of revenue for the years ended April 30, 2010 and 2009 was approximately $22,696,000 and 75.2% and $24,198,000 and 70.8%, respectively.   The dollar decrease in our cost of revenue is due to the corresponding decrease in revenue during the year ended April 30, 2010.  The increase in cost of revenue as a percentage of revenue was due primarily to the revenue blend attributable to our existing operations and a cost overrun on a recently completed project.

Specialty construction segment cost of revenue and cost of revenue as a percentage of revenue for the years ended April 30, 2010 and 2009 was approximately $10,732,000 and 71.3% and $6,664,000 and 64.7%, respectively.  As discussed above, the dollar increase in our total cost of revenue is due to the corresponding increase in revenue during the year ended April 30, 2010. The increase as a percentage of revenue is due primarily to the blend of project revenue attributable to our existing operations.

Electrical power segment cost of revenue and cost of revenue as a percentage of revenue for the years ended April 30, 2010 and 2009 was approximately $44,502,000 and 73.5% and $47,472,000 and 75.8%, respectively.  The dollar decrease in our cost of revenue is due to the corresponding decrease in revenue during the year ended April 30, 2010, primarily attributable to the delays and postponements of projects at the state and local government level for public services projects. The decrease as a percentage of revenue is due primarily to the blend of project revenue attributable to our existing operations.

Selling, General and Administrative Expenses

For the year ended April 30, 2010, total selling, general and administrative expenses were approximately $23,454,000, or 22.2% of total revenue compared to $23,052,000, or 21.5% of revenue for the prior year. The dollar increase in the selling, general and administrative expenses is due primarily to the acquisitions of Pride and the Portland Operations. Included in selling, general and administrative expenses for the year ended April 30, 2010 are $13,733,000 for salaries, commissions, payroll taxes and other employee benefits. The $429,000 increase in salaries and payroll taxes compared to the prior year is due primarily to the increase in headcount as a result of the acquisitions of Pride and the Portland Operations, partially offset by a decrease in the administrative overhead headcount from the consolidation of certain operations with the branding initiative. Professional fees were $1,502,000, which is primarily related to accounting, legal and investor relation fees, and also includes $102,000 in fees related to the completion of the Pride acquisition. Insurance costs were $2,486,000 and rent for office facilities was $1,087,000.  Automobile and other travel expenses were $1,955,000 and telecommunication expenses were $607,000. Other selling, general and administrative expenses totaled $2,084,000.  For the year ended April 30, 2010, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $6,573,000, $2,295,000 and $11,194,000, respectively, with the balance of approximately $3,392,000 pertaining to corporate expenses.

For the year ended April 30, 2009, total selling, general and administrative expenses were approximately $23,052,000, or 21.5% of total revenue. Included in selling, general and administrative expenses for the year ended April 30, 2009 are $13,304,000 for salaries, commissions, payroll taxes and other employee benefits. Professional fees were $1,402,000, which include accounting, legal and investor relation fees. Insurance costs were $2,559,000 and rent for office facilities was $988,000.  Automobile and other travel expenses were $1,956,000 and telecommunication expenses were $610,000. Other selling, general and administrative expenses totaled $2,233,000.  For the year ended April 30, 2009, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $8,306,000, $1,948,000 and $9,783,000, respectively, with the balance of $3,015,000 pertaining to corporate expenses.

Depreciation and Amortization

For the years ended April 30, 2010 and 2009, depreciation was approximately $2,064,000 and $1,783,000, respectively.  The increase in depreciation is due to the purchase of property and equipment and the acquisition of fixed assets from recent acquisitions. The amortization of customer lists and backlog for the year ended April 30, 2010 was $666,000 as compared to $796,000 for the same period of the prior year.  The net decrease in amortization was due primarily to certain customer lists and backlog being fully amortized in the current year compared to the prior year, partially offset by customer lists and backlog acquired from recent acquisitions. All customer lists are amortized over a period of three to nine years from the date of their acquisitions. Backlog is amortized over a period of one to three years from the date of acquisition based on the expected completion period of the related contracts.

Change in Fair Value of Acquisition-Related Contingent Consideration

For the years ended April 30, 2010 and 2009,   the change in fair value of acquisition-related contingent consideration was approximately $125,000 and $0, respectively.  The change in fair value of acquisition-related contingent consideration is due to the non-cash expense recorded in the fiscal 2010 income statement for the change in present value of the future payments of acquisition-related contingent consideration for the Pride acquisition.

Interest Expense and Interest Income

For the years ended April 30, 2010 and 2009, interest expense was approximately $398,000 and $421,000, respectively. The decrease in interest expense is due to a reduction in interest rates on outstanding borrowings and a decrease in total borrowings on lines of credit compared to the year ended April 30, 2009.

           For the years ended April 30, 2010 and 2009, interest income was approximately $16,000 and $54,000, respectively. The decrease in interest earned is due principally to the decrease in our cash and cash equivalent balance and to a decrease in interest rates, respectively, compared to the same period in the prior year.

Net Income Attributable to WPCS

The net income attributable to WPCS was approximately $854,000 for the year ended April 30, 2010. Net income was net of Federal, state and foreign income tax expense of approximately $576,000. The increase in the effective tax rate was due to permanent differences, including the $125,092 non-cash expense increase in the fair value of the acquisition-related contingent consideration not deductible for tax purposes, and federal income taxes due on state income tax refunds received.  In addition, the rate increase is due to the difference between U.S. and foreign income tax rates, as foreign pre-tax losses provided less consolidated income tax benefit due to lower income tax rates than if tax-effected in the U.S.

The net income attributable to WPCS was approximately $1,672,000 for the year ended April 30, 2009. Net income was net of Federal, state and foreign income tax expense of approximately $989,000.

Liquidity and Capital Resources

At April 30, 2010, we had working capital of approximately $26,978,000, which consisted of current assets of approximately $44,689,000 and current liabilities of $17,711,000.  Our working capital needs are influenced by our level of operations, and generally increase with higher levels of revenue.  Our sources of cash in the last several years have come from operating activities and credit facility borrowings.

Operating activities provided approximately $2,376,000 in cash for the year ended April 30, 2010. The sources of cash from operating activities total approximately $6,910,000, comprised of approximately $572,000 net income, $2,905,000 in net non-cash charges, a $743,000 decrease in accounts receivable, a $685,000 decrease in prepaid expenses and other current assets, a $1,595,000 increase in accounts payable and accrued expenses and a $410,000 increase in income taxes payable. The uses of cash from operating activities total approximately $4,534,000, comprised of a $3,507,000 increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $239,000 increase in inventory, a $754,000 decrease in billings in excess of costs and estimated earnings on uncompleted contracts, a $4,000 decrease in deferred revenue and a $30,000 increase in other assets.  Net earnings adjusted for non-cash items provided cash of approximately $3,478,000 versus approximately $4,540,000 in fiscal 2009.  Working capital utilized cash of approximately $1,102,000 in 2010 versus providing cash of approximately $498,000 in 2009.  Working capital components utilized cash in fiscal 2010 reflecting higher levels of costs and estimated earnings in excess of billings on uncompleted contracts.

Our investing activities utilized approximately $3,197,000 in cash during the year ended April 30, 2010, which consisted of approximately $1,521,000 paid for property and equipment, and approximately $1,676,000 paid for the acquisitions of Pride and Portland, net of cash received.

Our financing activities utilized cash of approximately $112,000 during the year ended April 30, 2010.  Financing activities included the distribution to noncontrolling interest of $89,000, and repayment of loan payables and capital lease obligations of approximately $197,000, offset by the proceeds from exercise of common stock of $30,000, and $144,000 in net borrowings from shareholders.

Our capital requirements depend on numerous factors, including the market for our services, the resources we devote to developing, marketing, selling and supporting our business, the timing and extent of establishing additional markets and other factors.

On April 10, 2010, we renewed our loan agreement (Loan Agreement) with Bank of America, N.A. (BOA), for three years under terms similar to the prior loan agreement with BOA, including the same customary covenants. The Loan Agreement provides for a revolving line of credit in an amount not to exceed $15,000,000, together with a letter of credit facility not to exceed $2,000,000. We also entered into a security agreement with BOA, pursuant to which we granted a security interest to BOA in all of our domestic assets and 65% of the capital stock of our Australia Operations. The Loan Agreement contains customary covenants, including but not limited to (i) funded debt to tangible net worth and (ii) minimum interest coverage ratio. As of April 30, 2010, we are in compliance with all of its covenants. Borrowings bear interest at BOA’s prime rate (currently 3.25%) or at the optional interest rate of LIBOR plus two hundred seventy-five basis points, an unused loan commitment fee of .0375%, and a one-time loan commitment fee of $25,000 paid at closing. As of April 30, 2010, the interest rate was 3.25% on outstanding borrowings of approximately $5,626,000 under the Loan Agreement. The loan commitment expires on April 10, 2013 and we may repay the loan at any time.

On April 15, 2010, we filed a registration statement on Form S-3 using a “shelf” registration process.  Under this shelf registration process, we may offer up to 2,314,088 shares of our common stock, from time to time, in amounts and at prices and terms that we will determine at the time of the offering.    Each share of our common stock automatically includes one right to purchase one one-thousandth of a share of Series D Junior Participating Preferred Stock, par value $0.0001 per share, which becomes exercisable pursuant to the terms and conditions set forth in a Rights Plan Agreement with Interwest Transfer Co., Inc., as amended from time to time. If we sell any securities, the net proceeds will be added to our general corporate funds and may be used for general corporate purposes.   To date, no shares of our common stock have been issued under this shelf registration statement.

At April 30, 2010, we had cash and cash equivalents of approximately $5,584,000 and working capital of approximately $26,978,000. With internally available funds and funds available from the Loan Agreement, we believe that we have sufficient capital to meet our short term needs. The Loan Agreement expires on April 10, 2013 and has approximately $5,626,000 currently outstanding that will need to be repaid by that time, if not prepaid earlier.

  The China Operations has outstanding loans due within the next twelve months to our joint venture partner, Taian Gas Group (TGG), of approximately $3,288,000. We expect to repay these borrowings from working capital and for TGG to renew any remaining unpaid loan balances in its continued support of the China Operations. Our future operating results may be affected by a number of factors including our success in bidding on future contracts and our continued ability to manage controllable costs effectively. To the extent we grow by future acquisitions that involve consideration other than stock, our cash requirements may increase.

On November 4, 2009, we acquired Pride. The purchase price represents an amount up to $3,408,913 of which $1,975,429 was paid upon closing.  We will pay additional purchase price to the former Pride shareholders over each of the next two years based upon the achievement of future earnings before interest and taxes (EBIT) targets.  This acquisition-related contingent consideration arrangement requires us to pay the former Pride shareholders $919,488 if Pride’s EBIT for the twelve month period ending October 31, 2010 equals or exceeds $1,103,386 (the Target Amount) and another $919,488 if Pride’s EBIT for the twelve month period ending October 31, 2011 equals or exceeds the Target Amount.  In the event that Pride’s EBIT is less than the Target Amount for either measuring period, such $919,488 payment will be reduced by the percentage of the shortfall between the actual EBIT and the Target Amount.   The fair value of the acquisition-related contingent consideration was $1,433,483 as of the acquisition date and increased to $1,578,193 as of April 30, 2010, due primarily to the $125,092 non-cash expense recorded in the fiscal 2010 income statement for the change in the fair value of the contingent consideration from the change in present value of the future payments of this obligation as of the reporting date. This additional expense is not deductible for income tax purposes. We determined the fair value of the obligation to pay the contingent consideration based on the probability-weighted income approach, and is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the Accounting Standards Codification.  In addition, in completing the acquisition of Pride we incurred approximately $102,000 of acquisition-related professional fees which are included in selling, general and administrative expenses. Pride is an electrical and security services provider specializing in the commercial and government sectors and focuses on low voltage security installations, alarm systems, video surveillance and access controls.   The acquisition of Pride provides further international expansion into Australia.

Backlog

As of April 30, 2010, we had a backlog of unfilled orders of approximately $48.6 million compared to approximately $38.4 million at April 30, 2009. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is an executed written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments which may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

The accounting policies identified as critical are as follows:

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. The most significant estimates relate to revenue recognition based on the estimation of percentage of completion on uncompleted contracts, valuation of inventory, allowance for doubtful accounts, amortization methods and estimated lives of customer lists, acquisition-related contingent consideration and estimates of the fair value of reporting units and discounted cash flows used in determining whether goodwill has been impaired. Actual results could differ from those estimates.

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

Our annual review for goodwill impairment for the fiscal years 2010 and 2009 found that no impairment existed. Our impairment review is based on comparing the fair value to the carrying value of the reporting units with goodwill. The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. Reporting units with goodwill include the Australia, Hartford, Lakewood, Portland, Sarasota, Seattle, St. Louis, Suisun City and Trenton Operations.  Our estimates are consistent with the plans and estimates that we are using to manage the underlying businesses. If we fail to deliver products and services for these business units, or market conditions for these businesses fail to improve, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our net equity and results of operations.

All of the our reporting units had implied fair values that ranged from 14% to 324% in excess of their carrying values, except for one reporting unit which had an implied fair value that was 9% in excess of its carrying value.  This reporting unit, which was acquired in fiscal 2008, carries a goodwill balance of  approximately $4,500,000 and primarily provides electrical power services in public service and healthcare, for which management continues to maintain a positive performance outlook, as discussed in the “Current Operating Trends and Financial Highlights” of  this section.  Although the percentage by which this reporting unit’s fair value exceeded it carrying value was not substantial in comparison to our other reporting units, management determined that this reporting unit was not reasonably likely to fail step one of the two step impairment test required by the Accounting Standards Codification, and as a result would not reasonably likely recognize a goodwill impairment in future periods that could materially impact our consolidated financial position, results of operations, cash flows or financial statement disclosures.

Additionally, we evaluated the reasonableness of the estimated fair value of our reporting units by reconciling to our market capitalization. This reconciliation allowed us to consider market expectations in corroborating the reasonableness of the fair value of our reporting units.  In addition, we compared our market capitalization, including an estimated control premium that an investor would be willing to pay for a controlling interest in the company and the discount that our common stock trades at compared to our peer group of companies.   The determination of a control premium and trading discount requires the use of judgment and is based primarily on comparable industry and deal-size transactions, related synergies and other benefits.  Our market capitalization has declined as a result of market-driven factors in our stock trading price.  This decline was consistent with overall market conditions and was not considered to be a result of changes in our expectations of future cash flows. Our reconciliation of the gap between our market capitalization and our aggregate fair value depends on various factors, some of which are qualitative and involve management judgment, including high backlog coverage of future revenue to generate future operating cash flow.

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

On May 1, 2009, we adopted authoritative guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We applied this statement to account for the acquisition of Pride in November 2009.

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

In September 2009, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are not covered by software revenue guidance. This guidance provides another alternative for establishing fair value for a deliverable when vendor specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined. Under this guidance, companies will be required to develop a best estimate of the selling price for separate deliverables. Arrangement consideration will need to be allocated using the relative selling price method as the residual method will no longer be permitted. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted.   We are currently evaluating the impact, if any, of this guidance on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

No other recently issued accounting pronouncement issued or effective after the end of the fiscal year is expected to have a material impact on our consolidated financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of April 30, 2010 and 2009	F-3 – F-4

Consolidated Statements of Income for the years ended April 30, 2010 and 2009	F-5

Consolidated Statements of Comprehensive Income for the years ended April 30, 2010 and 2009	F-6

Consolidated Statements of Equity for the years ended April 30, 2010 and 2009	F-7-F-8

Consolidated Statements of Cash Flows for the years ended April 30, 2010 and 2009	F-9 – F-11

Notes to Consolidated Financial Statements	F-12 – F-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
WPCS International Incorporated

We have audited the accompanying consolidated balance sheets of WPCS International Incorporated and Subsidiaries as of April 30, 2010 and 2009, and the related consolidated statements of income, comprehensive income, equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WPCS International Incorporated and Subsidiaries as of April 30, 2010 and 2009, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the new accounting standard for the reporting of noncontrolling interests effective May 1, 2009.

 / s / J.H. COHN LLP
 Eatontown, NJ

July 29, 2010

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,
ASSETS	2010	2009
		(Note 1)
CURRENT ASSETS:

Cash and cash equivalents	$5,584,309	$6,396,810
Accounts receivable, net of allowance of $206,617 and $155,458 at April 30, 2010 and April 30, 2009, respectively	26,011,955	25,662,784
Costs and estimated earnings in excess of billings on uncompleted contracts	8,859,056	5,229,043
Inventory	2,720,052	2,481,383
Prepaid expenses and other current assets	848,626	1,674,952
Prepaid income taxes	-	295,683
Deferred tax assets	666,000	95,808
Total current assets	44,689,998	41,836,463

PROPERTY AND EQUIPMENT, net	6,468,787	6,668,032

OTHER INTANGIBLE ASSETS, net	2,112,058	1,983,879

GOODWILL	34,919,384	32,549,186

OTHER ASSETS	162,858	132,948

Total assets	$88,353,085	$83,170,508

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND EQUITY	April 30,	April 30,
	2010	2009
		(Note 1)
CURRENT LIABILITIES:

Current portion of loans payable	$63,683	$89,210
Income taxes payable	107,417	-
Borrowings under line of credit	-	5,626,056
Current portion of capital lease obligations	81,950	96,001
Accounts payable and accrued expenses	10,962,016	8,997,296
Billings in excess of costs and estimated earnings on uncompleted contracts	1,853,131	2,511,220
Deferred revenue	503,502	507,650
Due to joint venture partner	3,288,294	2,951,008
Acquisition-related contingent consideration	851,516	-
Total current liabilities	17,711,509	20,778,441

Acquisition-related contingent consideration, net of current portion	726,677	-
Borrowings under line of credit	5,626,056	-
Loans payable, net of current portion	46,364	71,634
Capital lease obligations, net of current portion	69,961	151,425
Deferred tax liabilities	2,018,462	1,493,366
Total liabilities	26,199,029	22,494,866

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued	-	-

Common stock - $0.0001 par value, 25,000,000 shares authorized, 6,954,766 and 6,942,266 shares issued and outstanding at April 30, 2010 and April 30, 2009, respectively	695	694
Additional paid-in capital	50,346,655	50,175,479
Retained earnings	10,235,590	9,381,189
Accumulated other comprehensive income (loss) on foreign currency translation	398,116	(425,883)

Total WPCS shareholders' equity	60,981,056	59,131,479

Noncontrolling interest	1,173,000	1,544,163

Total equity	62,154,056	60,675,642

Total liabilities and equity	$88,353,085	$83,170,508

The accompanying notes are an integral part of these consolidated financial statements

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	April 30
	2010	2009

REVENUE	$105,769,432	$107,101,360

COSTS AND EXPENSES:
Cost of revenue	77,930,126	78,334,115
Selling, general and administrative expenses	23,454,081	23,052,464
Depreciation and amortization	2,729,882	2,578,824
Change in fair value of acquisition-related contingent consideration	125,092	-

Total costs and expenses	104,239,181	103,965,403

OPERATING INCOME	1,530,251	3,135,957

OTHER EXPENSE (INCOME):
Interest expense	397,765	421,022
Interest income	(15,849)	(53,947)

INCOME BEFORE INCOME TAX PROVISION	1,148,335	2,768,882

Income tax provision	576,226	989,027

NET INCOME	572,109	1,779,855

Net (loss) income attributable to noncontrolling interest	(282,292)	108,228

NET INCOME ATTRIBUTABLE TO WPCS	$854,401	$1,671,627

Basic net income per common share attributable to WPCS	$0.12	$0.23

Diluted net income per common share attributable to WPCS	$0.12	$0.23

Basic weighted average number of common shares outstanding	6,945,280	7,131,967

Diluted weighted average number of common shares outstanding	6,970,065	7,154,285

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
	April 30
	2010	2009
Net income	$572,109	$1,779,855
Other comprehensive income (loss) -
Foreign currency translation adjustments, net of tax effects of	823,686	(604,805)
$134,000 in 2010 and $- in 2009
Comprehensive income	1,395,795	1,175,050

Comprehensive (income) loss attributable to noncontrolling interest	282,605	(126,173)
Comprehensive income attributable to WPCS	$1,678,400	$1,048,877

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

							Accumulated
							Other Compre-
					Additional		hensive Income	WPCS
	Preferred Stock		Common Stock		Paid-In	Retained	(Loss), net of	Shareholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	taxes	Equity	Interest	Equity

BALANCE, MAY 1, 2008	-	$-	7,251,083	$725	$50,775,938	$7,709,562	$196,867	$58,683,092	$1,417,990	$60,101,082

Fair value of stock options granted to employees	-	-	-	-	134,240	-	-	134,240	-	134,240

Equity issuance cost	-	-	-	-	(5,000)	-	-	(5,000)	-	(5,000)

Repurchase of common stock	-	-	(308,817)	(31)	(729,699)	-	-	(729,730)	-	(729,730)

Accumulated other comprehensive loss	-	-	-	-	-	-	(622,750)	(622,750)	17,945	(604,805)

Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	108,228	108,228

Net income attributable to WPCS	-	-	-	-	-	1,671,627	-	1,671,627	-	1,671,627

BALANCE, APRIL 30, 2009	-	$-	6,942,266	$694	$50,175,479	$9,381,189	$(425,883)	$59,131,479	$1,544,163	$60,675,642

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED

							Accumulated
							Other Compre-
					Additional		hensive Income	WPCS
	Preferred Stock		Common Stock		Paid-In	Retained	(Loss), net of	Shareholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	taxes	Equity	Interest	Equity

BALANCE, MAY 1, 2009	-	$-	6,942,266	$694	$50,175,479	$9,381,189	$(425,883)	$59,131,479	$1,544,163	$60,675,642

Fair value of stock options granted to employees	-	-	-	-	141,551	-	-	141,551	-	141,551

Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	(88,558)	(88,558)

Net proceeds from exercise of stock options	-	-	12,500	1	29,625	-	-	29,626	-	29,626

Accumulated other comprehensive income	-	-	-	-	-	-	823,999	823,999	(313)	823,686

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	-	-	(282,292)	(282,292)

Net income attributable to WPCS	-	-	-	-	-	854,401	-	854,401	-	854,401

BALANCE, APRIL 30, 2010	-	$-	6,954,766	$695	$50,346,655	$10,235,590	$398,116	$60,981,056	$1,173,000	$62,154,056

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	April 30
	2010	2009
OPERATING ACTIVITIES :
Net income	$572,109	$1,779,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,729,882	2,578,824
Fair value of stock options granted to employees	141,551	134,240
Provision for doubtful accounts	170,981	131,743
Amortization of debt issuance costs	49,198	12,266
Change in the fair value of acquisition-related contingent consideration	125,092	-
Loss on sale of fixed assets	17,268	29,649
Deferred income taxes	(328,494)	(126,583)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	742,748	3,260,420
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,506,627)	(1,393,027)
Inventory	(239,039)	299,260
Prepaid expenses and other current assets	684,957	(514,494)
Other assets	(29,910)	560,890
Accounts payable and accrued expenses	1,594,416	(294,564)
Billings in excess of costs and estimated earnings on uncompleted contracts	(754,629)	(1,148,341)
Deferred revenue	(4,147)	(94,953)
Income taxes payable	410,198	(176,998)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,375,554	5,038,187

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS – CONTINUED

	Years Ended
	April 30
	2010	2009

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(1,520,648)	(1,233,829)
Acquisition of businesses, net of cash received	(1,676,671)	(3,792,769)
NET CASH USED IN INVESTING ACTIVITIES	(3,197,319)	(5,026,598)

FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	29,626	-
Repurchase of common stock	-	(729,730)
Equity issuance costs	-	(5,000)
Borrowings under lines of credit	-	3,250,000
Repayments under lines of credit	-	(2,750,000)
Repayments of loans payable, net	(101,589)	(1,273,179)
Borrowings from joint venture partner	143,790	581,642
Repayments of capital lease obligations	(95,515)	(88,069)
Distribution to noncontrolling interest	(88,558)	-
NET CASH USED IN FINANCING ACTIVITIES	(112,246)	(1,014,336)

Effect of exchange rate changes on cash	121,510	(49,973)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(812,501)	(1,052,720)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	6,396,810	7,449,530
CASH AND CASH EQUIVALENTS, END OF THE YEAR	$5,584,309	$6,396,810

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS – CONTINUED

	Years Ended
	April 30, 2010	April 30, 2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$397,768	$408,752
Income taxes	$487,932	$1,284,710
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of notes for property and equipment	$-	$28,224

The accompanying notes are an integral part of these consolidated financial statements

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

This Annual Report on Form 10-K includes the accounts of WPCS International Incorporated (WPCS) and its wholly and majority-owned subsidiaries, as follows, collectively referred to as “we”, “us” or the "Company".   Domestic operations include WPCS Incorporated, WPCS International – Suisun City, Inc. (Suisun City Operations), WPCS International - St. Louis, Inc. (St. Louis Operations), WPCS International – Lakewood, Inc. (Lakewood Operations), WPCS International – Hartford, Inc. (Hartford Operations), WPCS International – Sarasota, Inc. (Sarasota Operations), WPCS International – Trenton, Inc. (Trenton Operations), WPCS International – Seattle, Inc. (Seattle Operations), and WPCS International – Portland, Inc. (Portland Operations).   International operations include WPCS Asia Limited, Taian AGS Pipeline Construction Co. Ltd. (China Operations), and WPCS Australia Pty Ltd, WPCS International – Brisbane, Pty Ltd., WPCS International – Brendale, Pty Ltd., and The Pride Group (QLD) Pty Ltd. (Pride), (collectively the Australia Operations).

The Company provides design-build engineering services that focus on the implementation requirements of communications infrastructure.  The Company provides its engineering capabilities including wireless communication, specialty construction and electrical power to the public services, healthcare, energy and corporate enterprise markets worldwide.

Certain reclassifications have been made to prior period financial statements to conform to current presentation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance that establishes the Accounting Standards Codification (ASC) Topic No. 105, “Codification”, which confirmed that the FASB Accounting Standards Codification will become the single official source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force ( "EITF" ) and related literature, and only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification became effective for interim and annual periods ending on or after September 15, 2009. The Company has applied the new Codification references in our consolidated financial statements.

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

Accounts Receivable

Accounts receivable are due within contractual payment terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Credit is extended based on evaluation of a customer's financial condition. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Included in the accounts receivable is retainage receivable of $3,554,455 and $3,499,161 at April 30, 2010 and 2009, respectively.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill is tested annually for impairment, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of the business acquired (reporting unit) and compare it to the carrying value, including goodwill, of such business (reporting unit). If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step, based on the excess, if any, of the reporting unit’s carrying value of goodwill over its implied value of goodwill.  The Company performed its annual impairment test as of April 30, 2010 and 2009 and determined that the goodwill was not impaired.

The Company determines the fair value of the businesses acquired (reporting units) for purposes of this test using the Income Approach, which utilizes a discounted cash flow model, as the Company believes that this approach best approximates the fair value of its reporting units. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. The fair value of the Company’s reporting units derived using discounted cash flow models exceeded the carrying values of the reporting units at April 30, 2010 and 2009.

All of the Company’s reporting units had implied fair values that ranged from 14% to 324% in excess of their carrying values, except for one reporting unit which had an implied fair value that was 9% in excess of its carrying value.  This reporting unit, which was acquired in fiscal 2008, carries a goodwill balance of approximately $4,500,000 and primarily provides electrical power services in public service and healthcare, for which management continues to maintain a positive performance outlook.   Although the percentage by which this reporting unit’s fair value exceeded it carrying value was not substantial in comparison to the Company’s other reporting units, management determined that this reporting unit was not reasonably likely to fail step one of the two step impairment test required by the Accounting Standards Codification, and as a result would not reasonably likely recognize a goodwill impairment in future periods that could materially impact the Company’s consolidated financial position, results of operations, cash flows or financial statement disclosures.

Additionally, the Company evaluated the reasonableness of the estimated fair value of its reporting units by reconciling to its market capitalization. This reconciliation allowed the Company to consider market expectations in corroborating the reasonableness of the fair value of its reporting units.    In addition, the Company compared its market capitalization, including an estimated control premium that an investor would be willing to pay for a controlling interest in the Company and the discount that the Company’s common stock trades at compared to its peer group of companies.   The determination of a control premium and trading discount requires the use of judgment and is based primarily on comparable industry and deal-size transactions, related synergies and other benefits.  The Company’s market capitalization declined during the third quarter of fiscal 2009, and subsequently, as a result of market-driven declines in its stock trading price. This decline was consistent with overall market conditions and was not considered to be a result of changes in its expectations of future cash flows. The Company’s reconciliation of the gap between its market capitalization and the aggregate fair value of the Company depends on various factors, some of which are qualitative and involve management judgment, including high backlog coverage of future revenue and experience in meeting operating cash flow targets.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective May 1, 2009, in connection with the change in the structure of the Company’s internal organization, the Company reclassified certain operations from the specialty construction segment to the electrical power segment.  The reorganized composition of these two segments was completed in conjunction with the Company’s branding strategy and to better represent the Company’s design-build engineering capabilities. In addition, through this reorganization the Company consolidated certain operations to reduce administrative overhead expenses and improve operating efficiencies.

Goodwill through the years ended April 30, 2010 and 2009 consisted of the following:

	Wireless	Specialty	Electrical
	Communication	Construction	Power	Total

Beginning balance, May 1, 2008	$10,921,998	$2,800,272	$15,265,231	$28,987,501

Trenton Operations acquisition	-	-	2,500,000	2,500,000
Seattle Operations acquisition	-	-	6,353	6,353
St. Louis Operations acquisition	-	539,570	-	539,570
Suisun City Operations acquisition	-	-	81,366	81,366
Australia Operations acquisition	-	-	858,978	858,978
Portland Operations acquisition	-	-	17,888	17,888
Foreign currency translation adjustments	-	-	(442,470)	(442,470)

Beginning balance, May 1, 2009	$10,921,998	$3,339,842	$18,287,346	$32,549,186

Portland Operations acquisition	-	-	121,786	121,786
Australia Operations acquisitions	-	-	1,717,484	1,717,484
Foreign currency translation adjustments	-	-	530,928	530,928

Ending balance, April 30, 2010	$10,921,998	$3,339,842	$20,657,544	$34,919,384

At April 30, 2010, the total amount of goodwill expected to be deducted for tax purposes is $11,765,976 related to the Lakewood, Hartford, Sarasota, and St. Louis Operations acquisitions.

Other intangible assets consist of the following at April 30:

	Estimated useful life	April 30,
	(years)	2010	2009

Customer list	3-9	$4,423,580	$3,969,240
Less accumulated amortization		(2,426,541)	(2,084,302)
		$1,997,039	$1,884,938

Contract backlog	1-3	$1,135,244	$893,009
Less accumulated amortization		(1,020,225)	(794,068)
		$115,019	$98,941

Totals		$2,112,058	$1,983,879

Amortization expense for other intangible assets for the years ended April 30, 2010 and 2009 was approximately $666,000 and $796,000, respectively.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There are no expected residual values related to these intangible assets. Estimated future amortization expense by fiscal year is as follows:

Year ending April 30,

2011	$568,552
2012	398,830
2013	397,939
2014	275,680
2015	186,985
Thereafter	284,072
Total	$2,112,058

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

Other Concentrations

The Company has 168 union employees.  A contract with 2 union employees for the St. Louis Operations expires on October 31, 2010.  A contract with 11 union employees for the Portland Operations expires on December 31, 2010. A contract with 20 union employees for the Trenton Operations expires on May 31, 2011.  A contract with 66 union employees for the Seattle Operations expires on May 31, 2011.  A contract with 69 union employees for the Suisun City Operations expires on November 30, 2011.  At April 30, 2010, 32% of the Company’s labor force is subject to collective bargaining agreements, of which 8% will expire within one year.

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

The Company performed a review for uncertainty in income tax positions in accordance with authoritative guidance.  This review did not result in the recognition of any material unrecognized tax benefits. Management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. For the years ended April 30, 2010, and 2009, the Company recognized no interest or penalties, respectively.  The Company's U.S. Federal, state and foreign income tax returns prior to fiscal years 2009, 2008, 2007 and 2006, respectively, are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Common Share

Basic net income per common share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur from common stock issuable through exercise of stock options and warrants.  The table below presents the computation of basic and diluted net income per common share for the years ended April 30, 2010 and 2009, respectively:

Basic earnings per share computation	Years Ended
	April 30,
	2010	2009
Numerator:

Net income attributable to WPCS	$854,401	$1,671,627

Denominator:

Basic weighted average shares outstanding	6,945,280	7,131,967

Basic net income per common share attributable to WPCS	$0.12	$0.23

Diluted earnings per share computation
	Years Ended
	April 30,
	2010	2009
Numerator:

Net income attributable to WPCS	$854,401	$1,671,627

Denominator:

Basic weighted average shares outstanding	6,945,280	7,131,967

Incremental shares from assumed conversion:

Conversion of stock options	24,785	22,318

Diluted weighted average shares	6,970,065	7,154,285

Diluted net income per common share attributable to WPCS	$0.12	$0.23

At April 30, 2010 and 2009, the Company had 597,605 and 629,952 stock options, respectively, and 1,883,796 warrants outstanding at April 30, 2009 which were potentially dilutive securities. For the year ended April 30, 2010, 450,439 options were not included in the computation of fully diluted earnings per common share.  For the year ended April 30, 2009, 567,848 options and 1,883,796 warrants were not included in the computation of fully diluted earnings per common share.  These potentially dilutive securities were excluded because the stock option or warrant exercise prices exceeded the average market price of the common stock, and therefore, the effects would be antidilutive.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation Plans

The Company recorded stock-based compensation of $141,551 and $134,240 for the years ended April 30, 2010 and 2009, respectively.

At April 30, 2010, the total compensation cost related to unvested stock options granted to employees under the Company’s stock option plans but not yet recognized was approximately $194,000 and is expected to be recognized over a weighted-average period of 2.0 years. For the years ended April 30, 2010 and 2009, the weighted average fair value of stock options granted was $1.38 and $1.10, respectively.

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

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. Compensation cost is then recognized on a straight-line basis over the vesting or service period and is net of estimated forfeitures.  The following assumptions were used to compute the fair value of stock options granted during the years ended April 30, 2010 and 2009, respectively:

	Years Ended
	April 30,
	2010	2009

Average risk-free interest rate	1.47%	2.03%
Average expected volatility	60.1%	51.8%
Average expected dividend yield	0.00%	0.00%
Average expected term (in years)	3.50	3.25

The risk-free rate is based on the rate of U.S Treasury zero-coupon issues with a remaining term equal to the expected term of the option grants.  Expected volatility is based on the historical volatility of the Company’s common stock using the weekly closing price of the Company’s common stock. The expected dividend yield is zero based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was calculated using the simplified method.

Noncontrolling Interest

Noncontrolling interest for the years ended April 30, 2010 and 2009 consists of the following:

	April 30,
	2010	2009
Balance, beginning of year	$1,544,163	$1,417,990

Net (loss) income attributable to noncontrolling interest	(282,292)	108,228

Other comprehensive income (loss) attributable to noncontrolling interest	(313)	17,945

Distribution to noncontrolling interest	(88,558)	-

Balance, end of year	$1,173,000	$1,544,163

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. The most significant estimates relate to the calculation of percentage-of-completion on uncompleted contracts, allowance for doubtful accounts, valuation of inventory, amortization method and lives of customer lists, acquisition-related contingency consideration and estimates of the fair value of reporting units and discounted cash flows used in determining whether goodwill has been impaired. Actual results could differ from those estimates.

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

On May 1, 2009, the Company adopted the authoritative guidance issued that changes the accounting and reporting for noncontrolling interests. Noncontrolling interests are to be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a noncontrolling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. The adoption of this pronouncement had no impact on the Company’s consolidated financial position, results of operations or cash flows.  However, the Company reclassified minority interest as noncontrolling interest, which is reported as a component of equity separate from WPCS shareholders’ equity in the consolidated balance sheets. Additionally, the net income attributable to noncontrolling interest is presented separately on the face of the consolidated statements of income to conform to this standard.

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

In September 2009, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are not covered by software revenue guidance. This guidance provides another alternative for establishing fair value for a deliverable when vendor specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined. Under this guidance, companies will be required to develop a best estimate of the selling price for separate deliverables. Arrangement consideration will need to be allocated using the relative selling price method as the residual method will no longer be permitted. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company is currently evaluating the impact, if any, of this guidance on its consolidated financial position, results of operations, cash flows or financial statement disclosures.

No other recently issued accounting pronouncement issued or effective after the end of the fiscal year is expected to have a material impact on the Company’s consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITIONS

The Company has accounted for acquisitions under the purchase method of accounting through April 30, 2009 and the acquisition method for business combinations after such date.  Assets acquired and liabilities assumed are recorded at their estimated fair values.  Goodwill is recorded to the extent the purchase price consideration exceeds the fair value of the net identifiable assets acquired at the date of the acquisition.

Lincoln Wind LLC

On June 26, 2008, the Company acquired all the assets of Lincoln Wind LLC for aggregate consideration of $422,359 in cash, including acquisition transaction costs of $22,359. The assets of Lincoln Wind LLC were acquired pursuant to an Asset Purchase Agreement among the Company, Lincoln Wind LLC and the former member of Lincoln Wind LLC. Lincoln Wind LLC is an engineering company focused on the implementation of meteorological towers that measure the wind capacity of geographic areas prior to the construction of a wind farm.  The acquisition of Lincoln Wind LLC provides additional engineering services that specialize in the design of communication systems for the wind energy market, and these operations are included in the St. Louis Operations.

A valuation of certain assets was completed, including property and equipment and list of major customers, and the Company internally determined the fair value of other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approach.

The purchase price allocation has been determined as follows:

Assets purchased:
Property and equipment	$139,970
Customer lists	30,000
Goodwill	252,389
Purchase price	$422,359

BRT Electrical Pty Ltd. and The Pride Group (QLD) Pty Ltd.

On November 30, 2008, the Company acquired all the assets of BRT Electrical Pty Ltd (BRT) for aggregate consideration of $172,403 in cash, including acquisition transaction costs of $61,462. The assets of BRT were acquired pursuant to an Asset Purchase Agreement among Energize Electrical, the Company, BRT and the former shareholder of BRT. BRT is an electrical contractor specializing in low voltage applications including voice, data, security and energy management for commercial and building infrastructure companies.

On November 4, 2009, the Company acquired Pride. The purchase price represents an amount up to $3,408,913 of which $1,975,429 was paid upon closing.  Additional purchase price will be paid by the Company to the former Pride shareholders over each of the next two years based upon the achievement of future earnings before interest and taxes (EBIT) targets.  This acquisition-related contingent consideration arrangement requires the Company to pay the former Pride shareholders $919,488 if Pride’s EBIT for the twelve month period ending October 31, 2010 equals or exceeds $1,103,386 (the Target Amount) and another $919,488 if Pride’s EBIT for the twelve month period ending October 31, 2011 equals or exceeds the Target Amount.  In the event that Pride’s EBIT is less than the Target Amount for either measurement period, such $919,488 payment will be reduced by the percentage of the shortfall between the actual EBIT and the Target Amount. The fair value of the acquisition-related contingent consideration was $1,433,483 as of the acquisition date and increased to $1,578,193 as of April 30, 2010, due primarily to the $125,092 non-cash expense recorded in the fiscal year 2010 income statement for the change in the fair value of the contingent consideration from the present value of the future payments of this obligation as of the reporting date. This additional expense is not deductible for income tax purposes. The Company determined the fair value of the obligation to pay the contingent consideration based on the probability-weighted income approach, and is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the Accounting Standards Codification.  In addition, in completing the acquisition of Pride the Company incurred approximately $102,000 of acquisition-related professional fees which are included in selling, general and administrative expenses.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pride was acquired pursuant to a Share Purchase Agreement among the Company and the former Pride shareholders. Pride is an electrical and security services provider specializing in the commercial and government sectors and focuses on low voltage security installations, alarm systems, video surveillance and access controls.

The acquisitions of BRT and Pride provide further international expansion into Australia.  Both of these operations are included in our Australia Operations. For BRT and Pride, a valuation of certain assets and liabilities was completed, including property and equipment, list of major customers, and contingent consideration, and the Company internally determined the fair value of other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approach.

The purchase price allocation has been determined as follows:

Assets purchased:	Pride	BRT

Cash	$282,307	$-
Accounts receivable	1,160,419	-
Inventory	67,582	4,328
Costs and estimated earnings in excess of billings	86,391	7,775
Property and equipment	260,749	37,820
Other assets	23,816	-
Deferred tax assets	64,664	-
Goodwill	1,715,734	122,480
Customer list	415,609	-
Backlog	218,838	-
	4,296,109	172,403
Liabilities assumed:
Accounts payable	194,984	-
Billing in excess of costs and estimated earnings	82,876	-
Loans payable	50,277	-
Accrued expenses	231,934	-
Payroll and other payable	48,909	-
Sales and use tax payable	48,761	-
Income taxes payable	30,922	-
Deferred tax liabilities	198,533	-
	887,196	-
Purchase price	$3,408,913	$172,403

Midway Electric Company

On March 9, 2009, the Company acquired Midway Electric Company, which is our Portland Operations.  The aggregate consideration paid by the Company, including acquisition transaction costs of $31,674, was $532,270 in cash.  The Portland Operations was acquired pursuant to a Stock Purchase Agreement among the Company and the former shareholders, dated as of March 9, 2009. The acquisition of the Portland Operations expands our geographic presence in the Pacific Northwest and provides additional electrical contractor services in both high and low voltage applications for corporate enterprise, healthcare, state and local government and educational institutions.

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

The purchase price allocation has been determined as follows:

Assets purchased:
Cash	$93,247
Accounts receivable	86,555
Inventory	38,598
Prepaid expenses	14,969
Costs and estimated earnings in excess of billings	10,182
Property and equipment	205,615
Customer lists	12,000
Goodwill	139,674
600,840
Liabilities assumed:

Accounts payable	(30,841)
Accrued expenses	(6,255)
Payroll and other payable	(23,292)
Billings in excess of costs and estimated earnings	(3,249)
Capital lease obligation	(4,933)
(68,570)
Purchase price	$532,270

Pro forma Information

The following unaudited pro forma financial information presents the combined results of operations of the Company, Lincoln Wind, BRT, Pride and the Portland Operations for the years ended April 30, 2010 and 2009 as if the acquisitions had occurred at May 1, 2008. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Lincoln Wind, BRT, Pride and the Portland Operations been operated as  a single entity during these periods.

	Consolidated Pro Forma

	Years Ended
	April 30,
	2010	2009

Revenue	$110,733,317	$114,094,994

Net income attributable to WPCS	$967,725	$1,912,418

Basic weighted average shares	6,945,280	7,131,967
Diluted weighted average shares	6,970,065	7,154,285

Basic net income per share attributable to WPCS	$0.14	$0.27
Diluted net income per share attributable to WPCS	$0.14	$0.27

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

	2010	2009
Costs incurred on uncompleted contracts	$83,530,716	$66,056,622
Estimated contract profit	26,073,914	21,903,172
	109,604,630	87,959,794
Less: billings to date	102,598,705	85,241,971
Net excess of costs	$7,005,925	$2,717,823

Costs and estimated earnings in excess of billings	$8,859,056	$5,229,043
Billings in excess of costs and estimated earnings
on uncompleted contracts	(1,853,131)	(2,511,220)
Net excess of costs	$7,005,925	$2,717,823

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which circumstances requiring the revisions become known.  During the fiscal year ended April 30, 2010, the effect of such revisions in estimated contract profits resulted in an increase to gross profit of approximately $525,000, from that which would have been reported had the revised estimates been used as the basis of recognition for contract profits in prior years.  Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at April 30:

	Estimated useful life (years)	2010	2009

Furniture and fixtures	5-7	$312,139	$290,942
Computers and software	2-3	1,355,314	1,103,795
Office equipment	5-7	176,214	176,020
Vehicles	5-7	4,589,687	3,953,395
Machinery and equipment	5	6,511,524	5,833,969
Leasehold improvements	2-3	427,559	397,525
		13,372,437	11,755,646
Less accumulated depreciation and amortization		6,903,650	5,087,614
		$6,468,787	$6,668,032

Depreciation expense for property and equipment for the years ended April 30, 2010 and 2009 was approximately $2,064,000 and $1,783,000, respectively.

NOTE 6 – LONG-TERM DEBT

Lines of Credit

On April 10, 2010, the Company renewed the loan agreement (Loan Agreement) with Bank of America, N.A. (BOA) for three years under terms similar to the prior Loan Agreement, including the same customary covenants. The Loan Agreement provides for a revolving line of credit in an amount not to exceed $15,000,000, together with a letter of credit facility not to exceed $2,000,000. The Company and its subsidiaries also entered into security agreements with BOA, pursuant to which the Company granted a security interest to BOA in all of its domestic assets and 65% of the capital stock of Australian Operation’s assets. The Loan Agreement contains customary covenants, including but not limited to (i) funded debt to tangible net worth and (ii) minimum interest coverage ratio.  As of April 30, 2010, the Company was in compliance with all of its covenants.

Borrowings bear interest at BOA’s prime rate (3.25% at April 30, 2010) or at the optional interest rate of LIBOR plus two hundred seventy-five basis points, an unused loan commitment fee of .0375%, and a one-time loan commitment fee of $25,000 due at closing.  As of April 30, 2010, the interest rate was 3.25% on outstanding borrowings of approximately $5,626,000 under the Loan Agreement. The loan commitment shall expire on April 10, 2013, and the Company my repay the loan at any time.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans Payable

The Company’s long-term debt also consists of notes issued by the Company or assumed in acquisitions related to working capital funding and the purchase of property and equipment in the ordinary course of business. At April 30, 2010, loans payable and capital lease obligations totaled $261,958 with interest rates ranging from 0% to 12.67%. At April 30, 2009, loans payable and capital lease obligations totaled $408,207 with interest rates ranging from 0% to 12.67%.

Due to Joint Venture Partner

As of April 30, 2010, the China Operations had outstanding loans due to the joint venture partner, Taian Gas Group (TGG), totaling $3,288,294, of which $2,783,785 matures on December 31, 2010, and bears interest at 6.87%. The remaining balance of $504,509 is due on demand and represents interest accrued and working capital loans from TGG to the China Operations in the normal course of business. As of April 30, 2009, the China Operations had outstanding loans due to TGG which totaled $2,951,008.

The aggregate maturities of long-term debt, including loans payable, capital lease obligations, due to joint venture partner and lines of credit are as follows:

Year ending April 30,
	Loans Payable	Capital Lease	Due to Joint Venture Partner	Line of Credit	Total
2011	$63,683	$81,950	$3,288,294	$-	$3,433,927
2012	35,095	54,496	-	-	89,591
2013	11,269	15,465	-	5,626,056	5,652,790
Total long-term debt	$110,047	$151,911	$3,288,294	$5,626,056	$9,176,308

NOTE 7 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of the Suisun City Operations, the Company assumed a ten-year lease with a trust, of which, a certain officer of the Company is the trustee, for a building and land located in Suisun City, California, which is occupied by its Suisun City Operation.  For the years ended April 30, 2010 and 2009, the rents paid for this lease were $94,128 and $93,660, respectively.

In connection with the acquisition of the Sarasota Operations, the Company leases its Sarasota, Florida location from a trust, of which one of the former shareholders of the Sarasota Operations is the trustee. For the years ended April 30, 2010 and 2009, the rents paid for this lease were $55,714 and $54,091, respectively.

In connection with the acquisition of the Trenton Operations, the Company leases its Trenton, New Jersey location from Voacolo Properties LLC, of which the former shareholders of the Trenton Operations are the members. For the years ended April 30, 2010 and 2009, the rents paid for this lease were $66,000 and $60,000, respectively.

The China Operations revenue earned from TGG and subsidiaries is $388,845 and $76,210 for the years ended April 30, 2010 and 2009, respectively. The China Operations accounts receivable due from TGG and subsidiaries is $88,857and $171,393 as of the years ended April 30, 2010 and 2009, respectively.

NOTE 8 - RETIREMENT PLANS

The Company and its subsidiaries participate in employee savings plans under Section 401(k) of the Internal Revenue Code pursuant to which eligible employees may elect to defer a portion of their annual salary by contributing to the plan. There were no Company matching contributions made for the years ended April 30, 2010 and 2009, respectively.

The Company also contributes to multi-employer pension plans which provide benefits to union employees covered by a collective bargaining agreement.   The Company incurred total costs under such agreements of approximately $3,102,000 and $3,933,000 for the years ended April 30, 2010 and 2009, respectively.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES

The provision for income taxes for the years ended April 30, 2010 and 2009 is summarized as follows:

Provision for income taxes:
	2010	2009
Current
Federal	$855,000	$537,000
State	132,000	223,084
Foreign	(82,280)	355,526
Totals	904,720	1,115,610
Deferred
Federal	(84,000)	15,000
State	(81,000)	(29,000)
Foreign	(163,494)	(112,583)
Totals	(328,494)	(126,583)
Total provision for income taxes	$576,226	$989,027

The actual provision for income taxes reflected in the consolidated statements of income for the years ended April 30, 2010 and 2009 differs from the provision computed at the Federal statutory tax rates. The principal differences between the statutory income tax and the actual provision for income taxes are summarized as follows:

Reconciliation of statutory income tax rate:
	2010	2009
Expected tax provision at statutory rate (34%)	$390,000	$904,403
Rate differential between US statutory rate (34%) and foreign tax rates	78,000	(36,283)
State and local taxes, net of federal tax benefit	34,226	127,157
Tax on foreign dividend received	31,000	-
Section 199 permanent difference	(55,000)	(119,000)
Non deductible incentive stock option expense	37,000	-
Non deductible change in fair value of acquisition-related contingent consideration	43,000	-
Other permanent differences	18,000	112,750
Totals	$576,226	$989,027

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences which give rise to deferred tax assets and liabilities are summarized as follows:

Deferred taxes:
	2010	2009
Deferred tax assets:

Allowance for doubtful accounts	$119,000	$38,000
Reserve for loss on work-in-progress	22,000	-
Net operating loss carryforward	390,000	32,000
Vacation accruals	74,000	78,000
Nonqualified stock options	11,000	-
Federal benefit for foreign tax credit	132,000	-

Deferred tax assets-current	748,000	148,000

Intangible assets	242,538	187,000
Property and equipment	14,000	5,634
Net operating loss carryforward	321,000	322,000
Valuation allowance	(321,000)	(268,000)

Deferred tax assets-long term	256,538	246,634

Deferred tax liabilities:

Deferred revenue	(82,000)	(52,192)
Deferred tax liabilities-current	(82,000)	(52,192)

Property and equipment	(216,000)	(265,000)
Intangible assets	(458,000)	(375,000)
Goodwill	(1,468,000)	(1,100,000)
Cumulative translation adjustments	(133,000)	-
Deferred tax liabilities-long term	(2,275,000)	(1,740,000)

Net deferred tax liabilities	$(1,352,462)	$(1,397,558)

At April 30, 2010, the Company has net operating loss carryforwards for state tax purposes approximating $6,620,000 expiring through 2025.  Due to the uncertainty of recognizing a tax benefit on these losses in certain states, the Company has provided a valuation allowance on the available net operating loss carryforwards of approximately $3,790,000 at April 30, 2010.   At April 30, 2010, the Company has net operating loss carryforwards for Australian and Chinese tax reporting purposes approximating $115,000 and $705,000, respectively, expiring through 2014.

During fiscal year 2010, the Company changed its indefinite reversal assertion related to the unrepatriated earnings of the China Operations.   At the time of change, the unrepatriated earnings of the China Operations was approximately $480,000, a portion of which was received by the Company as a dividend during fiscal 2010.  As a result, the Company recorded $31,000 of additional Federal income taxes, net of U.S. Federal foreign tax credits.  As of the fiscal year ended April 30, 2010, there was no deferred tax liability relating to the difference between the book and tax basis in the stock or unrepatriated earnings of the China Operations. Future unrepatriated earnings will be subject to future Federal income taxes and Chinese withholding taxes.  Federal foreign tax credits may be available to offset some or all of such taxes.

Undistributed earnings of the Company’s Australian subsidiaries were approximately $729,000 and $835,000 for the years ended April 30, 2010 and 2009, respectively.  These earnings, which reflect full provision for foreign income taxes, are considered to be indefinitely reinvested in foreign operations or will be reinvested substantially free of additional tax.  Accordingly, no provision for Federal income taxes has been provided thereon.   Upon repatriation of these earnings, in the form of dividends or otherwise, the Company will be subject to both Federal income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable, if applicable.  Determination of the amount of the unrecognized deferred income tax liability versus current income tax payable is not practicable due to the complexities associated with its hypothetical calculation.  However, unrecognized foreign tax credit carryforwards would become available to reduce some portion of the Federal liability.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCK OPTION PLANS

In September 2006, the Company adopted the 2007 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2007 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  These shares were registered under Form S-8. At April 30, 2010, options to purchase 242,500 shares were outstanding at exercise prices ranging from $2.37 to $6.33. At April 30, 2010, there were 145,000 options available for grant under the 2007 Incentive Stock Plan.

In September 2005, the Company adopted the 2006 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2006 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  These shares were registered under Form S-8. Under the terms of the 2006 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant.  These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At April 30, 2010, options to purchase 286,952 shares were outstanding at exercise prices ranging from $6.14 to $12.10. At April 30, 2010, there were 41,472 options available for grant under the 2006 Incentive Stock Plan.

In March 2003, the Company established a stock option plan pursuant to which options to acquire a maximum of 416,667 shares of the Company's common stock were reserved for grant (the "2002 Plan"). These shares were registered under Form S-8. Under the terms of the 2002 Plan, the options are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At April 30, 2010, options to purchase 68,153 shares were outstanding at exercise prices ranging from $2.37 to $12.10. At April 30, 2010, there were 205,997 shares available for grant under the 2002 Plan.

The following is a summary of information with respect to stock options granted under the 2002 Plan, 2006 Incentive Stock Plan and 2007 Incentive Stock Plan at April 30, 2010 and April 30, 2009:

	Options Outstanding at April 30, 2010			Options Exercisable at April 30, 2010
Exercise prices	Shares under option	Weighted-average remaining life in years	Weighted-average Exercise Price	Shares under option	Weighted-average Exercise Price
$2.37 -$3.53	201,300	3.99	$2.76	49,450	$2.44
$5.70-$7.27	378,953	1.09	$6.20	330,085	$6.20
$8.79-$12.10	17,352	1.87	$10.54	13,652	$10.28

Totals	597,605	2.09	$5.17	393,187	$5.87

	Options Outstanding at April 30, 2009			Options Exercisable at April 30, 2009
Exercise prices	Shares under option	Weighted-average remaining life in years	Weighted-average Exercise Price	Shares under option	Weighted-average Exercise Price
$2.37 - $4.80	123,866	4.15	$2.59	9,966	$4.80
$5.25 - $7.27	485,484	1.78	$6.24	405,571	$6.24
$8.79 - $12.10	20,602	2.91	$10.65	11,035	$9.95

Totals	629,952	2.29	$5.67	426,572	$6.30

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity for the year ended April 30, 2010, during which there were 12,500 options exercised under the Company’s stock option plans:

	2002 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2009	161,350	$6.28

Granted	25,000	$3.08
Exercised	-	$0.00
Forfeited/Expired	(118,197)	$6.33

Outstanding, April 30, 2010	68,153	$5.04	3.4	$10,327

Vested and expected to vest, April 30, 2010	63,896	$5.11	3.3	$9,751

Exercisable, April 30, 2010	25,470	$6.59	2.2	$3,605

	2006 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2009	288,602	$6.34

Granted	-	$0.00
Exercised	-	$0.00
Forfeited/Expired	(1,650)	$9.49

Outstanding, April 30, 2010	286,952	$6.32	0.5	$-

Vested and expected to vest, April 30, 2010	286,848	$6.31	0.5	$-

Exercisable, April 30, 2010	285,219	$6.28	0.5	$-

	2007 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2009	180,000	$4.04

Granted	75,000	$3.14
Exercised	(12,500)	$2.37
Forfeited/Expired	-	$0.00

Outstanding, April 30, 2010	242,500	$3.85	3.6	$74,425

Vested and expected to vest, April 30, 2010	227,697	$3.86	3.6	$71,771

Exercisable, April 30, 2010	82,500	$4.21	3.2	$32,950

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 11 - SHAREHOLDERS' EQUITY

Common Stock Purchase Warrants

In connection with the private placement of common stock on November 16, 2004, the Company issued common stock purchase warrants, exercisable for a period of five years at an exercise price of $6.99 per share.  These warrants expired unexercised on November 16, 2009.

Stock Repurchase Program

On November 24, 2008, the Company adopted a stock repurchase program of up to 2,000,000 shares of the Company’s common stock which expired on December 1, 2009.  A total of 308,817 shares were purchased and retired by the Company at a total cost of $729,730 including transaction costs, or an average cost per common share of $2.36.

Stockholder Rights Plan

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

Shelf Registration Statement

On April 15, 2010, the Company filed a registration statement on Form S-3 using a “shelf” registration process.  Under this shelf registration process, the Company may offer up to 2,314,088 shares of its common stock, from time to time, in amounts, at prices, and terms that will be determined at the time of the offering.    Each share of the Company’s common stock automatically includes one right to purchase one one-thousandth of a share of Series D Junior Participating Preferred Stock, par value $0.0001 per share, which becomes exercisable pursuant to the terms and conditions set forth in the Rights Plan Agreement as described above.  The net proceeds from securities sold by the Company will be added to our general corporate funds and may be used for general corporate purposes.   To date, no shares of the Company’s common stock have been issued under this shelf registration statement.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SEGMENT REPORTING

The Company's reportable segments are determined and reviewed by management based upon the nature of the services, the external customers and customer industries and the sales and distribution methods used to market the products.    In order to better serve its diversified customer base, the Company launched a key initiative in fiscal 2009 to brand each of its subsidiaries with the “WPCS” name.  As part of this branding strategy and to better represent the Company’s design-build engineering capabilities, the Company reorganized its reportable segments to correspond with its primary service lines: wireless communications, specialty construction and electrical power.  Management evaluates performance based upon income (loss) before income taxes. Corporate includes corporate salaries and external professional fees, such as accounting, legal and investor relations costs which are not allocated to the other segments.  Corporate assets primarily include cash and prepaid expenses.  Segment results for the years ended April 30, 2010 and 2009 are as follows:

	As of and for the Year Ended April 30, 2010
	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total

Revenue	$-	$30,163,641	$15,049,775	$60,556,016	$105,769,432

Depreciation and amortization	$58,080	$756,553	$724,731	$1,190,518	$2,729,882

Income (loss) before income taxes	$(3,627,352)	$135,851	$1,103,033	$3,536,803	$1,148,335

Goodwill	$-	$10,921,998	$3,339,842	$20,657,544	$34,919,384

Total assets	$4,611,746	$22,314,292	$16,261,059	$45,165,988	$88,353,085

	As of and for the Year Ended April 30, 2009
	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total

Revenue	$-	$34,161,062	$10,297,818	$62,642,480	$107,101,360

Depreciation and amortization	$31,683	$714,497	$726,064	$1,106,580	$2,578,824

Income (loss) before income taxes	$(3,264,412)	$935,737	$802,793	$4,294,764	$2,768,882

Goodwill	$-	$10,921,998	$3,339,842	$18,287,346	$32,549,186

Total assets	$3,321,263	$21,622,805	$13,104,159	$45,122,281	$83,170,508

As of and for the years ended April 30, 2010 and 2009, the specialty construction segment includes approximately $2,105,000 and $3,007,000 in revenue and $1,039,000 and $1,853,000 of net assets held in China related to the Company’s 60% interest in the China Operations, respectively. As of and for the years ended April 30, 2010 and 2009, electrical power segment includes approximately $7,533,000 and $3,422,000 in revenue and $5,458,000 and $3,690,000 of net assets held in Australia related to the Company’s Australia Operations, respectively.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has entered into employment contracts ranging from one to five years with certain of its employees.  The aggregate base salary commitments under these contracts at April 30, 2010 are summarized as follows:

Year Ending April 30,
2011	$3,208,989
2012	2,505,066
2013	1,135,974
2014	575,000
2015	431,250
Total aggregate base salary commitments	$7,856,279

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. The Company is currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, consolidated financial condition, operating results, or cash flows.

Lease Commitments

The Company leases its office facilities pursuant to noncancelable operating leases expiring through April 2015. The Company also has noncancelable vehicle leases.  The minimum rental commitments under these noncancelable leases at April 30, 2010 are summarized as follows:

Year ending April 30,
2011	1,194,470
2012	619,227
2013	346,709
2014	186,541
2015	9,633
Thereafter	687
Total minimum lease payments	$2,357,267

Rent expense for all operating leases was approximately $1,087,000 and $988,000 in 2010 and 2009, respectively.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of April 30, 2010, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of April 30, 2010. The effectiveness of our internal control over financial reporting as of April 30, 2010 has not been audited by J.H. Cohn, LLP, our independent registered public accounting firm. Pursuant to the recently passed Dodd-Frank Wall Street Reform and Consumer Protection Act, smaller reporting companies, like us, are exempt from the requirement that management’s report be subject to an audit by an independent registered public accounting firm.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our directors and executive officers and their ages, titles, and biographies  as of  April 30, 2010  are set forth below:

NAME	AGE	OFFICES HELD
Andrew Hidalgo	54	Chairman, Chief Executive Officer and Director
Joseph Heater	46	Chief Financial Officer
Gary Walker	55	Executive Vice President
James Heinz	50	Executive Vice President
Myron Polulak	56	Executive Vice President
Jeffrey Voacolo	49	Executive Vice President
Norm Dumbroff	49	Director
Neil Hebenton	54	Director
William Whitehead	54	Director
Michael Doyle	55	Director

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between any of our executive officers or directors.

Andrew Hidalgo, Chairman, Chief Executive Officer and Director

Mr. Hidalgo has been our Chairman of the Board and Chief Executive Officer since our inception in November 2001 and served in the same capacity with the predecessor company WPCS Holdings, Inc. since September 2000. He is responsible for our operations, strategic initiatives and executive management team. Prior to that, Mr. Hidalgo held various positions in operations, sales and marketing with Applied Digital Solutions, the 3M Company, Schlumberger and General Electric. He attended Fairfield University in Fairfield, Connecticut. Mr. Hidalgo’s experience with communications infrastructure services and his executive experience in operations, business development and mergers and acquisitions, including serving as our Chief Executive Officer, was instrumental in his selection as a member of our board of directors.

Joseph Heater, Chief Financial Officer

Mr. Heater has been Chief Financial Officer since July 2003. From November 2001 to June 2003, Mr. Heater was the Controller for Locus Pharmaceuticals, Inc., a development stage pharmaceutical company. Prior to that, from April 1999 to September 2001, Mr. Heater was Director of Finance and Corporate Controller for esavio Corporation, an information technology consulting company. Prior to that, from March 1995 to November 1998, Mr. Heater was Director of Financial Planning and Assistant Corporate Controller for Airgas, Inc. Mr. Heater holds a B.S. from the University of Nebraska and an M.B.A. from Villanova University.

Gary Walker, Executive Vice President

Mr. Walker has been Executive Vice President since November 2009, and is responsible for the management and strategic development of designated operations.  Mr. Walker became a director of WPCS in December 2002. Mr. Walker was a co-founder of Walker Comm, Inc. (Suisun City Operations) since acquisition by WPCS in December 2002, and president of the Suisun City Operations through October 2009.  Prior to his involvement with the Suisun City Operations, Mr. Walker had a distinguished career with the U.S. Navy and also held an elected political position in Suisun City, California. He holds a B.A. in Business Management from St. Mary’s College in Moraga, California. Mr. Walker’s operational experience in designed-build engineering services was instrumental in his selection as a member of our board of directors.

James Heinz, Executive Vice President

Mr. Heinz has been Executive Vice President since April 2004 and is responsible for the management and strategic development of designated operations.  Mr. Heinz was the founder of Heinz Corporation (St. Louis Operations) until its acquisition by WPCS in April 2004 and president of the St. Louis Operations to April 2007. Mr. Heinz has over twenty-five years of project engineering experience in civil and commercial engineering projects with over ten years specifically dedicated to wireless infrastructure services. Mr. Heinz is the Chairman of the Construction Advisory Board for Southern Illinois University and a general advisory member of the School of Engineering. He holds a B.S. degree in construction management from Southern Illinois University.

Myron Polulak, Executive Vice President

Mr. Polulak has been Executive Vice President since December 2008 and is responsible for the management and strategic development of designated operations.  Mr. Polulak was a co-founder of New England Communications Systems, Inc. (Hartford Operations) since acquisition by WPCS in June 2006 and president of the Hartford Operations to April 2010.  Mr. Polulak has over thirty years experience in the wireless industry with 30 years specifically dedicated to state and local government system design and sales.  Mr. Polulak is a committee member of the Eastern Regional Motorola Service Station board, member of Associated Public Communications Organization and recent past chairman of Motorola National Service Advisory Council.  Mr. Polulak holds a B.S. degree in marketing and business management from Seton Hall University, Orange, NJ.

Jeffrey Voacolo, Executive Vice President

Mr. Voacolo has been Executive Vice President since March 2010 and is responsible for the management and strategic development of designated operations. Mr. Voacolo was a co-founder of Voacolo Electric, Inc. (Trenton Operations) since acquisition by WPCS in March 2007 and president of the Trenton Operations to February 2010. Prior to Voacolo Electric, Mr. Voacolo had a distinguished career in the U.S. Navy, serving in the Naval Seabees as a construction electrician obtaining multiple electrical certificates.

Norm Dumbroff, Director

Mr. Dumbroff became a Director of WPCS in November 2002. Since April 1990, he has been the Chief Executive Officer of Wav Incorporated, a distributor of wireless products in North America. Prior to Wav Incorporated, Mr. Dumbroff was an engineer for Hughes Aircraft. He holds a B.S. degree in Computer Science from Albright College. Mr. Dumbroff’s experience with wireless communications, his engineering background and his senior executive experience was instrumental in his selection as a member of our board of directors.

Neil Hebenton, Director

Mr. Hebenton became a director of WPCS in October 2002. Since February 2002, he has been Senior Director, Business Development, for Perceptive Informatics, Inc. (a subsidiary of PAREXEL International Corp.), a company offering clinical trial data management software applications to pharmaceutical and biotechnology companies. From January 1998 to January 2002, he was the Managing Director for the U.K. based FW Pharma Systems, a multi-million dollar application software company serving the pharmaceutical and biotechnology sectors. Prior to that, Mr. Hebenton has held a variety of operational, scientific and marketing positions in Europe with Bull Information Systems (BULP-Paris, Frankfurt, Zurich) and Phillips Information Systems. He received his B.S. in Mathematics from the University of Edinburgh, Scotland. Mr. Hebenton’s experience in international business development was instrumental in his selection as a member of our board of directors.

William Whitehead, Director

Mr. Whitehead became a director of WPCS in October 2002. Since October 1998, he has been the Chief Financial Officer for Neutronics Incorporated, a multi-million dollar process and safety systems manufacturer. Mr. Whitehead has held a variety of financial management positions with Deloitte & Touche and was Division Controller for Graphic Packaging Corporation from April 1990 to March 1998. After attending West Point, Mr. Whitehead received a B.S. in Accounting from the Wharton School at the University of Pennsylvania and received his M.B.A. from the Kellogg Graduate School at Northwestern University. Mr. Whitehead’s extensive experience as a senior financial executive and financial management consultant was instrumental in his selection as a member of our board of directors.

Michael Doyle, Director

Mr. Doyle became a director of WPCS in November 2008. He is the Founder and President of Broader Vision LLC. Mr. Doyle also serves as a member of the Board of Directors of RCH Cable (since February 2009), and non-profit Mommy’s Light Lives on Fund (since 2003). Mr. Doyle has served as a key executive for Comcast Corporation from November 1983 until his retirement in 2009. He was most recently president of Comcast’s Eastern Division, the largest division of Comcast Cable group from November 1983 until his retirement in January 2009.  Mr. Doyle received a B.A. from Drew University. Mr. Doyle’s operational and financial experience in the communications industry was instrumental in his selection as a member of our board of directors.

Meetings and Committees of the Board of Directors

During the fiscal year ended April 30, 2010, our board of directors held three meetings and approved certain actions by unanimous written consent. We expect our directors to attend all board and committee meetings and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities.

Audit Committee

Our Audit Committee currently consists of William Whitehead, Norm Dumbroff, Neil Hebenton and Michael Doyle, with Mr. Whitehead elected as Chairman of the Committee. Our Board of Directors has determined that each of Messrs. Whitehead, Dumbroff, Hebenton and Doyle are “independent” as that term is defined under applicable SEC rules and under the current listing standards of the NASDAQ Stock Market. Mr. Whitehead is our audit committee financial expert.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. Except as disclosed below, we believe that, during fiscal 2010, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

·	A late Form 4 was filed by Donald Walker relating to the exercise of 6,250 options and the sale of such 6,250 shares issued upon exercise of the options.

·	Form 4 reports were not filed by Andrew Hidalgo, Joseph Heater, Gary Walker and Jeffrey Voacolo relating to stock options granted in the amounts of 40,000, 20,000, 3,000 and 3,000, respectively. The options, except those issued to Jeffrey Voacolo, vest 33% on October 28, 2011, 33% on October 28, 2012 and 34% on October 28, 2012 at an exercise price of $3.14 per share. The options issued to Jeffrey Voacolo, vest 33% on March 23, 2011, 33% on March 23, 2012 and 34% on March 23, 2013 at an exercise price of $3.08 per share.

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
Norm Dumbroff
Neil Hebenton
William Whitehead

COMPENSATION DISCUSSION AND ANALYSIS (CD&A)

The following discussion and analysis of compensation arrangements of our named executive officers for the fiscal year ended April 30, 2010 should be read together with the compensation tables and related disclosures set forth below.

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

Bonuses. A component of each executive officer’s potential annual compensation may take the form of a performance-based bonus. Contractually, our Executive Vice Presidents are entitled to receive an annual bonus range of 2-3% of the annual profit before interest and taxes of the designated subsidiaries assigned to him. Our CEO and CFO are entitled to an annual bonus, to be determined at the discretion of the Executive Committee, based on our financial performance and the achievement of the officer’s individual performance objectives.

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

Accounting for Stock-Based Compensation. We record compensation expense for the fair value of stock-based compensation.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Contract with Andrew Hidalgo

On February 1, 2010, we entered into a five-year employment contract with Andrew Hidalgo, our Chairman and Chief Executive Officer with a base salary of $325,000 per annum.  Upon each one year anniversary of the agreement, the agreement will automatically renew for another five years from the anniversary date. In addition, Mr. Hidalgo is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time.

Contract with Joseph Heater

On February 1, 2010, we entered into a five-year employment contract with Joseph Heater, our Chief Financial Officer with a base salary of $250,000 per annum.  Upon each one year anniversary of the agreement, the agreement will automatically renew for another five years from the anniversary date.  In addition, Mr. Heater is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time.

Contract with Gary Walker

On November 1, 2009, we entered into a three-year employment contract with Mr. Walker with a base salary of $170,000 per annum. Upon each one year anniversary of the agreement, the agreement will automatically renew for another year from the anniversary date. In addition, Mr. Walker is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. Mr. Walker is also entitled to the full-time use of an automobile owned or leased by us, for which we reimburse Mr. Walker for all maintenance and gasoline expenses associated with the use of the automobile. Mr. Walker is also entitled to receive an annual bonus of 2.0% of the operating income of the of designated subsidiaries assigned by us.

Contract with James Heinz

On April 1, 2010, we entered into a three-year employment contract with Mr. Heinz with a base salary of $176,000 per annum.  Upon each one year anniversary of the agreement, the agreement will automatically renew for another year from the anniversary date.  In addition, Mr. Heinz is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. Mr. Heinz is also entitled to the full-time use of an automobile owned or leased by us, for which we reimburse Mr. Heinz for all maintenance and gasoline expenses associated with the use of the automobile. Mr. Heinz is also entitled to receive an annual bonus of 3.0% of operating income, before the deduction of interest and income taxes of designated subsidiaries assigned by us.

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

Contract with Jeffrey Voacolo

Effective March 1, 2010, we entered into a three-year employment contract with Mr. Voacolo with a base salary of $165,000 per annum.  Upon each one year anniversary of the agreement, the agreement will automatically renew for another three years from the anniversary date.  In addition, Mr. Voacolo is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. Mr. Voacolo is also entitled to the full-time use of an automobile owned or leased by us, for which we reimburse Mr. Voacolo for all maintenance and gasoline expenses associated with the use of the automobile. Mr. Voacolo is also entitled to receive an annual bonus of 3.0% of operating income, before the deduction of interest and income taxes of designated subsidiaries assigned by us.

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

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, the two highest paid executive officers and two other highest paid individuals whose total annual salary and bonus exceeded $100,000 for fiscal years 2010 and 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (5)	All Other Compensation ($)		Total ($)

Andrew Hidalgo	2010	325,000	60,000	6,704	11,359	(6)	403,063
Chairman, Chief Executive Officer	2009	318,750	50,400	5,927	11,359	(6)	386,436
and Director (1)

Joseph Heater	2010	250,000	45,000	3,352	-		298,352
Chief Financial Officer (2)	2009	245,417	36,000	2,963	-		284,380

James Heinz	2010	161,245	79,627	-	-		240,872
Executive Vice President (3)	2009	160,000	66,461	2,963	-		229,424

Donald Walker	2010	162,500	109,735	838	-		273,073
Senior Vice President (4)	2009	160,000	86,116	2,963	-		249,079

(1)	Mr. Hidalgo has served as Chairman, Chief Executive Officer and Director since May 24, 2002.
(2)	Mr. Heater has served as Chief Financial Officer since July 15, 2003.
(3)	Mr. Heinz has served as Executive Vice President since April 2, 2004.
(4)	Mr. Walker has served as Senior Vice President of the Suisun City Operations since November 1, 2009.
(5)
Represents the dollar amount of stock-based  compensation expense recognized in fiscal 2010 and 2009 for  stock option awards granted in fiscal 2010 and 2009  as discussed in Note 2, "Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(6)	Represents lease payments for use of company-leased vehicle.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth information regarding the number of stock options granted to named executive officers during fiscal 2010.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Andrew Hidalgo	10/28/09	40,000	3.14	55,183
Joseph Heater	10/28/09	20,000	3.14	27,591
Gary Walker	10/28/09	3,000	3.14	4,139
Jeffrey Voacolo	3/23/10	3,000	3.08	4,133

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of April 30, 2010.

Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date

Andrew Hidalgo	126,690	-	$6.14	10/13/2010
	12,500	12,500	$6.33	3/14/2013
	12,500	12,500	$2.37	10/10/2013
	-	40,000	$3.14	10/28/2014

Joseph Heater	63,345	-	$6.14	10/13/2010
	7,500	7,500	$6.33	3/14/2013
	6,250	6,250	$2.37	10/10/2013
	-	20,000	$3.14	10/28/2014

James Heinz	38,007	-	$6.14	10/13/2010
	2,500	2,500	$6.33	3/14/2013
	6,250	6,250	$2.37	10/10/2013

Gary Walker	2,500	2,500	$6.33	3/14/2013
	2,500	2,500	$2.37	10/10/2013
	-	3,000	$3.14	10/28/2014

Jeffrey Voacolo	167	333	$5.70	8/11/2013
	-	3,000	$3.08	3/23/2015

Myron Polulak	500	1,000	$6.33	3/4/2013

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2010 for services to our company.

Name	Fees Earned or Paid in Cash	Option Awards ($)	Total ($)
Norm Dumbroff (1)	11,000	4,140	15,140
Neil Hebenton (2)	11,000	4,140	15,140
William Whitehead (3)	11,000	4,140	15,140
Michael Doyle (4)	5,500	4,140	9,640
Total:	38,500	16,560	55,060

*
Amounts represent the stock-based compensation expense recognized in fiscal 2010 for awards granted in fiscal 2010 and 2009 , as discussed in Note 2, "Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(1)	32,820 options were outstanding as of April 30, 2010, of which 24,820 were exercisable as of April 30, 2010.

(2)	22,820 options were outstanding as of April 30, 2010, of which 14,820 were exercisable as of April 30, 2010.

(3)	32,820 options were outstanding as of April 30, 2010, of which 24,820 were exercisable as of April 30, 2010.

(4)	13,000 options were outstanding as of April 30, 2010, of which 10,000 were exercisable as of April 30, 2010.

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of July 20, 2010:

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our officers and directors; and
•	by all of our officers and directors as a group.

Name And Address Of Beneficial Owner (1)	Number of Shares Owned (2)		Percentage of Class (3)
Andrew Hidalgo	361,907	(4)	5.09%
Joseph Heater	77,095	(4)	1.10%
James Heinz	106,281	(4)	1.52%
Myron Polulak	500	(4)	*
Jeffrey Voacolo	167	(4)	*
Michael Doyle	10,000	(4)	*
Norm Dumbroff	95,654	(4)	1.37%
Neil Hebenton	14,820	(4)	*
Gary Walker	72,564	(4)	1.04%
William Whitehead	28,820	(4)	*
All Officers and Directors as a Group (10 persons)	767,808	(4)	10.50%

Bryant R. Riley
11100 Santa Monica Blvd., Suite 800
Los Angeles, California 90025	691,707	(5)	9.95%

___________
*	Less than 1%.

(1)	The address for each of our officers and directors is One East Uwchlan Avenue, Exton, PA 19341.
(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of July 20, 2010 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)	Percentage based on 6,954,766 shares of common stock outstanding.
(4)
Includes the following number of shares of common stock which may be acquired by certain officers and directors through the exercise of stock options which were exercisable as of July 20, 2010 or become exercisable within 60 days of that date: Andrew Hidalgo, 151,690 shares; Joseph Heater, 77,095 shares; James Heinz, 46,757 shares;  Myron Polulak, 500 shares; Jeffrey Voacolo, 167 shares; Norm Dumbroff, 24,820 shares; Neil Hebenton, 14,820 shares; Gary Walker, 5,000 shares; William Whitehead, 24,820 shares; Michael Doyle, 10,000 shares;  and all officers and directors as a group, 355,669 shares.

(5)
As reported pursuant to a Schedule 13D/A filed with the Securities and Exchange Commission on April 12, 2010. Mr. Riley manages and owns all of the outstanding membership interests of Riley Investment Management LLC ("RIM"), a California registered investment adviser. RIM is the investment Adviser to and general partner of Riley Investment Partners, L.P. ("RIP"). RIM is the investment advisor to other clients pursuant to investment advisory agreements. Mr. Riley owns 93,099 shares owned by him and Carleen Riley. RIP owns 146,444 shares of our common stock and RIM has sole investment and voting power over 243,000 shares held in managed accounts.  In addition, RIM has shared voting and dispositive power over 209,164 shares held by its investment advisory clients.  RIM disclaims beneficial ownership of the non-affiliated shares.

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

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (1)
Equity compensation plan approved by board of directors (1)	68,153	$5.04	205,997

Equity compensation plan approved by security holders (2)	286,952	$6.32	41,472

Equity compensation plan approved by security holders (3)	242,500	$3.85	145,000

Total	597,605	$5.17	392,469

(1)
We established a nonqualified stock option plan pursuant to which options to acquire a maximum of 416,667 shares of our common stock were reserved for grant (the “2002 Plan”).  As of April 30, 2010, included above in the 2002 Plan are 68,153 shares issuable upon exercise of options granted to employees and directors.

(2)
We established the 2006 Incentive Stock Plan, under which 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  As of April 30, 2010, 286,952 shares were issuable upon exercise of options granted to employees and directors.

(3)
We established the 2007 Incentive Stock Plan, under which 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  As of April 30, 2010, 242,500 shares were issuable upon exercise of options granted to employees and directors.

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

In connection with the acquisition of the Suisun City Operations, we assumed a lease with a living trust established by Gary Walker, one of our executive vice presidents, who is the trustee and whose heirs are the beneficiaries of the trust. The lease is for a building and land located in Suisun City, California, which is occupied by our Suisun City Operations. The lease calls for monthly rental payments of $7,805, with annual increases, calculated using the San Francisco-Oakland-San Jose Consolidated Metropolitan Statistical Area Consumer Price Index. For each of the fiscal years ended April 30, 2010 and 2009, the rents paid for this lease were $94,128 and $93,660, respectively.  We believe the terms of this lease are no less favorable than those which could have been obtained between unrelated parties for similar transactions acting at arm’s length.

On July 19, 2006, we acquired the Sarasota Operations and we lease our Sarasota, Florida location from a trust, of which one of the former shareholders of the Sarasota Operations is the trustee. For the fiscal years ended April 30, 2010 and 2009, the rents paid for this lease were $55,714 and $54,091, respectively.  We believe the terms of this lease are no less favorable than those which could have been obtained between unrelated parties for similar transactions acting at arm’s length.

We lease our Trenton, New Jersey location from Voacolo Properties LLC, of which the former shareholders of the Trenton Operations are the members. For the fiscal years ended April 30, 2010 and 2009, the rents paid for this lease were $66,000 and $60,000, respectively.  We believe the terms of this lease are no less favorable than those which could have been obtained between unrelated parties for similar transactions acting at arm’s length.

In connection with the acquisition of the China Operations in fiscal 2007, our joint venture partner provided the office building for the China Operations rent free during the fiscal year ended April 30, 2010.  We expect to enter into a lease with the joint venture partner in fiscal 2011.

As of April 30, 2010, the China Operations had outstanding loans due to our joint venture partner, Taian Gas Group (TGG), totaling $3,288,294, of which $2,783,785 matures on December 31, 2010, and bears interest at 6.87%. The remaining balance of $504,509 is due on demand and represents interest accrued and working capital loans from TGG to the China Operations in the normal course of business. The China Operations revenue earned from TGG and subsidiaries is $388,845 and $76,210 for the years ended April 30, 2010 and 2009, respectively. The China Operations accounts receivable due from TGG and subsidiaries is $88,857and $171,393 as of the years ended April 30, 2010 and 2009, respectively.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended April 30, 2010 and 2009, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were $378,975 and $423,464, respectively.

Audit Related Fees. We incurred fees to our independent auditors of $4,000 and $12,100, respectively, for audit related fees during the fiscal years ended April 30, 2010 and 2009.  These fees were related to the review of our registration statements prior to filing with the SEC.

Tax and Other Fees. We did not incur fees to our independent auditors for tax compliance services during the fiscal years ended April 30, 2010 and 2009.

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

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:

3.01	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s registration statement on Form SB-2, filed April 7, 2006.

3.02	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.02 of WPCS International Incorporated’s Current Report on Form 8-K, filed February 26, 2010.

3.03	Certificate of Designation of Series A Convertible Preferred Stock, incorporated by reference to Exhibit 4.1 of wowtown.com, Inc.’s Form SB-2, filed June 8, 2000.

3.04	Certificate of Designation of Series B Convertible Preferred Stock, incorporated by reference to Exhibit 4.2 of WPCS International Incorporated’s Annual Report on Form 10-KSB, filed July 29, 2002.

3.05	Certificate of Designation of Series C Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 of WPCS International Incorporated’s Annual Report on Form 10-KSB, filed August 14, 2003.

3.06
Certificate of Designation of Series D Junior Participating Preferred Stock, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K, filed February 26, 2010.

4.01
Rights Agreement, dated as of February 24, 2010, between WPCS International Incorporated and Interwest Transfer Co., Inc., as Rights Agent, including the form of Certificate of Designations of Series D Junior Participating Preferred Stock, the forms of Right Certificate, Assignment and Election to Purchase, and the Summary of Rights attached thereto as Exhibits A, B and C, respectively, incorporated by reference to Exhibit 4.01 of WPCS International Incorporated’s Current Report on Form 8-K, filed February 26, 2010.

10.01
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

10.02
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

10.03
Asset Purchase Agreement, dated as of June 26, 2008 by and among Max Engineering LLC, Lincoln Wind LLC and Matthew Cumberworth, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s current report on Form 8-K, filed July 1, 2008.

10.04
Assignment and Lease Assumption Agreement, dated as of June 26, 2008 by between among Max Engineering LLC, Lincoln Wind LLC, incorporated by reference to Exhibit 10.2 of WPCS International Incorporated’s current report on Form 8-K, filed July 1, 2008.

10.05
Employment Agreement, dated as of June 26, 2008 by and between Max Engineering LLC and Matthew Cumberworth, incorporated by reference to Exhibit 10.3 of WPCS International Incorporated’s current report on Form 8-K, filed July 1, 2008.

10.06
Escrow Agreement, dated as of June 26, 2008 by between among Max Engineering LLC, Lincoln Wind LLC, incorporated by reference to Exhibit 10.4 of WPCS International Incorporated’s current report on Form 8-K, filed July 1, 2008.

10.07
Escrow Agreement, dated as of June 26, 2008 by between among Max Engineering LLC, Lincoln Wind LLC, incorporated by reference to Exhibit 10.5 of WPCS International Incorporated’s current report on Form 8-K, filed July 1, 2008.

10.08	2002 Employee Stock Option Plan, incorporated by reference to Exhibit 4.4 of WPCS International Incorporated’s Annual Report on Form 10-KSB, filed August 14, 2003.

10.09	2006 Incentive Stock Plan, incorporated by reference to Exhibit 4.2 of WPCS International Incorporated’s registration statement on Form S-8, filed September 21, 2005.

10.10	2007 Incentive Stock Plan, incorporated by reference to Exhibit A of WPCS International Incorporated’s definitive proxy statement on Schedule 14A, filed August 18, 2006.

10.11
Amendment to Employment Agreement, dated as of June 1, 2008, by and between WPCS International Incorporated and Andrew Hidalgo, incorporated by reference to Exhibit 10.49 of WPCS International Incorporated’s Annual Report on Form 10-K, filed July 29, 2008.

10.12
Amendment to Employment Agreement, dated as of June 1, 2008, by and between WPCS International Incorporated and Joseph Heater, incorporated by reference to Exhibit 10.50 of WPCS International Incorporated’s Annual Report on Form 10-K, filed July 29, 2008.

10.13
Amendment to Employment Agreement, dated as of May 1, 2009 by and between WPCS International Incorporated and Donald Walker, incorporated by reference to Exhibit 10.33 of WPCS International Incorporated’s Annual Report on Form 10-K, filed July 29, 2009.

10.14
Amendment to Employment Agreement, dated as of May 1, 2009 by and between WPCS International –Suisun City, Inc. and Gary Walker, incorporated by reference to Exhibit 10.34 of WPCS International Incorporated’s Annual Report on Form 10-K, filed July 29, 2009.

10.15
Form of Share Purchase Agreement, dated as of November 4, 2009, by and among WPCS Australia Pty Ltd., The Pride Group (QLD) Pty Ltd, Robin Edwin William Paynter, Peter Stewart McDonald, Nigel Kernick, Mark Stephen Eaton, Paynter Family Trust, ESF Trust and Mullane Family Trust, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s Current Report on Form 8-K, filed November 6, 2009.

10.16
Form of Escrow Agreement, dated as of November 4, 2009, by and among WPCS Australia Pty Ltd., The Pride Group (QLD) Pty Ltd, Robin Edwin William Paynter, Peter Stewart McDonald, Nigel Kernick, Mark Stephen Eaton, Paynter Family Trust, ESF Trust, Mullane Family Trust and Mullins Lawyers, incorporated by reference to Exhibit 10.2 of WPCS International Incorporated’s Current Report on Form 8-K, filed November 6, 2009.

10.17
Employment Agreement, effective as of February 1, 2010, by and between WPCS International Incorporated and Andrew Hidalgo, incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K, filed February 16, 2010.

10.18
Employment Agreement, effective as of February 1, 2010, by and between WPCS International Incorporated and Joseph Heater, incorporated by reference to Exhibit 10.02 of WPCS International Incorporated’s Current Report on Form 8-K, filed February 16, 2010.

10.19
Employment Agreement, effective as of December 1, 2008, by and between WPCS International Incorporated and Myron Polulak, incorporated by reference to Exhibit 10.19 of WPCS International Incorporated’s Annual Report on Form 10-K, filed July 29, 2010.

10.20
Employment Agreement, effective as of November 1, 2009, by and between WPCS International Incorporated and Gary Walker, incorporated by reference to Exhibit 10.20 of WPCS International Incorporated’s Annual Report on Form 10-K, filed July 29, 2010.

10.21
Employment Agreement, effective as of March 1, 2010, by and between WPCS International Incorporated and Jeffrey Voacolo, incorporated by reference to Exhibit 10.21 of WPCS International Incorporated’s Annual Report on Form 10-K, filed July 29, 2010.

10.22
Amendment No. 3 to Loan Documents dated April 10, 2010, by and among WPCS International Incorporated, Bank of America, WPCS International-Sarasota, Inc., WPCS International-St. Louis, Inc.,  WPCS International-Lakewood, Inc.,WPCS International-Suisun City, Inc., WPCS International-Hartford, Inc., WPCS International-Seattle, Inc.,  WPCS International-Trenton, Inc., and WPCS International-Portland, Inc., incorporated by reference to Exhibit 10.22 of WPCS International Incorporated’s Annual Report on Form 10-K filed July 29, 2010.

14.01	Code of Ethics and Business Conduct, incorporated by reference to Exhibit 14 of WPCS International Incorporated’s annual report on Form 10-KSB, filed August 14, 2003.

21.01	Subsidiaries of the registrant, filed herewith.

23.1	Consent of J.H. Cohn LLP, Independent Registered Public Accounting Firm.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WPCS INTERNATIONAL INCORPORATED

Date: July 29, 2010	By: /s/ ANDREW HIDALGO
Andrew Hidalgo
Chief Executive Officer (Principal Executive Officer)

Date: July 29, 2010	By: /s/ JOSEPH HEATER
Joseph Heater
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ ANDREW HIDALGO Andrew Hidalgo	Chairman of the Board	July 29, 2010
/s/ MICHAEL DOYLE Michael Doyle	Director	July 29, 2010
/s/ NORM DUMBROFF Norm Dumbroff	Director	July 29, 2010

/s/ NEIL HEBENTON Neil Hebenton	Director	July 29, 2010

/s/ GARY WALKER Gary Walker	Director	July 29, 2010

/s/ WILLIAM WHITEHEAD William Whitehead	Director	July 29, 2010