Form 10-Q
period 2010-07-31
WPCS INTERNATIONAL INC
filed 2010-09-14
CIK 1086745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended July 31, 2010

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

As of September 10, 2010, there were 6,954,766 shares of registrant’s common stock outstanding.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

		Condensed consolidated balance sheets at July 31, 2010 (unaudited) and April 30, 2010	3-4

		Condensed consolidated statements of operations for the three months ended July 31, 2010 and 2009 (unaudited)	5

		Condensed consolidated statements of comprehensive income (loss) for the three months ended July 31, 2010 and 2009 (unaudited)	6

		Condensed consolidated statement of equity for the three months ended July 31, 2010 (unaudited)	7

		Condensed consolidated statements of cash flows for the three months ended July 31, 2010 and 2009 (unaudited)	8-9

		Notes to unaudited condensed consolidated financial statements	10-18

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-29

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	30

	ITEM 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION

	ITEM 1	Legal proceedings	32
	ITEM 1A	Risk factors	32
	ITEM 2	Unregistered sales of equity securities and use of proceeds	32
	ITEM 3	Defaults upon senior securities	32
	ITEM 4	Reserved	32
	ITEM 5	Other information	32
	ITEM 6	Exhibits	32

	SIGNATURES		33

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
ASSETS	2010	2010
	(Unaudited)	(Note 1)
CURRENT ASSETS:

Cash and cash equivalents	$3,898,885	$5,584,309
Accounts receivable, net of allowance of $216,242 and $206,617 at July 31, 2010 and April 30, 2010, respectively	23,725,718	26,011,955
Costs and estimated earnings in excess of billings on uncompleted contracts	11,289,775	8,859,056
Inventory	2,656,256	2,720,052
Prepaid expenses and other current assets	1,434,945	848,626
Prepaid income taxes	453,659	-
Deferred tax assets	556,049	666,000
Total current assets	44,015,287	44,689,998

PROPERTY AND EQUIPMENT, net	6,576,475	6,468,787

OTHER INTANGIBLE ASSETS, net	1,899,991	2,112,058

GOODWILL	34,782,624	34,919,384

OTHER ASSETS	132,634	162,858

Total assets	$87,407,011	$88,353,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND EQUITY	July 31,	April 30,
	2010	2010
	(Unaudited)	(Note 1)
CURRENT LIABILITIES:

Current portion of loans payable	$56,115	$63,683
Income taxes payable	-	107,417
Current portion of capital lease obligations	75,366	81,950
Accounts payable and accrued expenses	10,265,395	10,962,016
Billings in excess of costs and estimated earnings on uncompleted contracts	2,041,209	1,853,131
Deferred revenue	594,058	503,502
Due joint venture partner	3,540,839	3,288,294
Acquisition-related contingent consideration	858,265	851,516
Total current liabilities	17,431,247	17,711,509

Acquisition-related contingent consideration, net of current portion	732,182	726,677
Borrowings under line of credit	5,626,056	5,626,056
Loans payable, net of current portion	34,795	46,364
Capital lease obligations, net of current portion	53,607	69,961
Deferred tax liabilities	1,907,685	2,018,462
Total liabilities	25,785,572	26,199,029

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued	-	-
Common stock - $0.0001 par value, 25,000,000 shares authorized, 6,954,766 shares issued and outstanding at July 31, 2010 and April 30, 2010	695	695
Additional paid-in capital	50,373,521	50,346,655
Retained earnings	9,859,639	10,235,590
Accumulated other comprehensive income on foreign currency translation	198,406	398,116

Total WPCS shareholders' equity	60,432,261	60,981,056

Noncontrolling interest	1,189,178	1,173,000

Total equity	61,621,439	62,154,056

Total liabilities and equity	$87,407,011	$88,353,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	July 31,
	2010	2009

REVENUE	$28,852,498	$25,283,783

COSTS AND EXPENSES:
Cost of revenue	22,697,975	18,157,812
Selling, general and administrative expenses	5,916,327	5,853,484
Depreciation and amortization	734,615	649,944
Change in fair value of acquisition-related contingent consideration	63,052	-

Total costs and expenses	29,411,969	24,661,240

OPERATING (LOSS) INCOME	(559,471)	622,543

OTHER EXPENSE (INCOME):
Interest expense	54,635	62,360
Interest income	(10,069)	(1,919)

(LOSS) INCOME BEFORE INCOME TAX PROVISION	(604,037)	562,102

Income tax (benefit) provision	(238,379)	238,082

NET (LOSS) INCOME	(365,658)	324,020

Net income (loss) attributable to noncontrolling interest	10,293	(110,897)

NET (LOSS) INCOME ATTRIBUTABLE TO WPCS	$(375,951)	$434,917

Basic net (loss) income per common share attributable to WPCS	$(0.05)	$0.06

Diluted net (loss) income per common share attributable to WPCS	$(0.05)	$0.06

Basic weighted average number of common shares outstanding	6,954,766	6,942,266

Diluted weighted average number of common shares outstanding	6,954,766	6,959,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	July 31,
	2010	2009
Net (loss) income	$(365,658)	$324,020
Other comprehensive (loss) income -
Foreign currency translation adjustments, net of tax effects of	(193,825)	449,218
$141,000 in 2010 and $0 in 2009
Comprehensive (loss) income	(559,483)	773,238

Comprehensive (income) loss attributable to noncontrolling interest	(16,178)	110,897
Comprehensive (loss) income attributable to WPCS	$(575,661)	$884,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY
THREE MONTHS ENDED JULY 31, 2010
(Unaudited)

							Accumulated Other
					Additional		Compre-hensive Income,	WPCS
	Preferred Stock		Common Stock		Paid-In	Retained	(Net Of	Shareholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Taxes)	Equity	Interest	Equity

BALANCE, MAY 1, 2010	-	$-	6,954,766	$695	$50,346,655	$10,235,590	$398,116	$60,981,056	$1,173,000	$62,154,056

Fair value of stock options granted to employees	-	-	-	-	26,866	-	-	26,866	-	26,866

Accumulated other comprehensive (loss) income	-	-	-	-	-	-	(199,710)	(199,710)	5,885	(193,825)

Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	10,293	10,293

Net loss attributable to WPCS	-	-	-	-	-	(375,951)	-	(375,951)	-	(375,951)

BALANCE, JULY 31, 2010	-	$-	6,954,766	$695	$50,373,521	$9,859,639	$198,406	$60,432,261	$1,189,178	$61,621,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	July 31,
	2010	2009
OPERATING ACTIVITIES :
Net (loss) income	$(365,658)	$324,020
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	734,615	649,944
Fair value of stock options granted to employees	26,866	34,459
Provision for doubtful accounts	28,783	36,981
Amortization of debt issuance costs	3,212	8,997
Change in the fair value of acquisition-related contingent consideration	63,052	-
(Gain) loss on sale of fixed assets	(21,270)	4,248
Deferred income taxes	2,425	(78,151)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,213,606	1,352,418
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,446,144)	790,555
Inventory	(114,983)	(178,242)
Prepaid expenses and other current assets	(585,951)	(559,227)
Other assets	30,224	1,162
Accounts payable and accrued expenses	(660,828)	(883,583)
Billings in excess of costs and estimated earnings on uncompleted contracts	194,880	949,162
Deferred revenue	90,543	194,559
Income taxes payable	(564,390)	199,495
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,371,018)	2,846,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three Months Ended
	July 31,
	2010	2009

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(455,717)	(512,705)
Acquisition of businesses, net of cash received	-	(100,846)
NET CASH USED IN INVESTING ACTIVITIES	(455,717)	(613,551)

FINANCING ACTIVITIES:
Repayments under loans payable, net	(18,020)	(28,446)
Borrowings from joint venture partner	226,493	-
Repayments of capital lease obligations	(22,938)	(23,478)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	185,535	(51,924)

Effect of exchange rate changes on cash	(44,224)	38,215

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,685,424)	2,219,537
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	5,584,309	6,396,810
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$3,898,885	$8,616,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q of Article 10 of Regulation S-X and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2010 included in the Company’s Annual Report on Form 10-K.  The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of condensed consolidated financial position, results of operations and cash flows for the interim periods. Operating results for the three month period ended July 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2011. The amounts for the April 30, 2010 balance sheet have been extracted from the audited consolidated financial statements included in Form 10-K for the year ended April 30, 2010.

The accompanying condensed consolidated financial statements include the accounts of WPCS International Incorporated (WPCS) and its wholly and majority-owned subsidiaries, as follows, collectively referred to as “we”, “us” or the "Company".  Domestic operations include WPCS Incorporated, WPCS International – Suisun City, Inc. (Suisun City Operations), WPCS International - St. Louis, Inc. (St. Louis Operations), WPCS International – Lakewood, Inc. (Lakewood Operations), WPCS International – Hartford, Inc. (Hartford Operations), WPCS International – Sarasota, Inc. (Sarasota Operations), WPCS International – Trenton, Inc. (Trenton Operations), WPCS International – Seattle, Inc. (Seattle Operations), and WPCS International – Portland, Inc. (Portland Operations).   International operations include WPCS Asia Limited, Taian AGS Pipeline Construction Co. Ltd. (China Operations), and WPCS Australia Pty Ltd., WPCS International – Brisbane, Pty Ltd., WPCS International – Brendale, Pty Ltd., and The Pride Group (QLD) Pty Ltd. (Pride), (collectively the Australia Operations).

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

Fair Value of Financial Instruments

The Company's material financial instruments at July 31, 2010 and for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, accounts payable, line of credit and loans payable. The fair values of cash and cash equivalents, accounts receivable and accounts payable are equal to their carrying value because of their liquidity and short-term maturity. Management believes that the fair values of the line of credit and loans payable do not differ materially from their aggregate carrying values in that substantially all the obligations bear variable interest rates that are based on market rates or interest rates that are periodically adjustable to rates that are based on market rates.

Goodwill and Other Intangible Assets

Goodwill represents the purchase prices of the Company's wholly-owned subsidiaries that are in excess of the fair value of identifiable net assets as of date of acquisition.  Other intangible assets have finite useful lives and are comprised of customer lists and backlog.

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

The Company determines the fair value of the businesses acquired (reporting units) for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. The Company expects to perform its annual impairment test at April 30 absent any interim impairment indicators. Significant adverse changes in general economic conditions could impact the Company's valuation of its reporting units.

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

However, the Company considered current economic conditions, and concluded that indicators did not suggest testing goodwill or intangible assets for impairment on an interim basis.

Changes in goodwill consist of the following during the three months ended July 31, 2010:

	Wireless	Specialty	Electrical
	Communication	Construction	Power	Total

Beginning balance, May 1, 2010	$10,921,998	$3,339,842	$20,657,544	$34,919,384

Foreign currency translation adjustments	-	-	(136,760)	(136,760)

Ending balance, July 31, 2010	$10,921,998	$3,339,842	$20,520,784	$34,782,624

Other intangible assets consist of the following at July 31, 2010 and April 30, 2010:

	Estimated useful life	July 31,	April 30,
	(years)	2010	2010

Customer list	3-9	$4,382,976	$4,423,580
Less accumulated amortization		(2,542,593)	(2,426,541)
		1,840,383	1,997,039

Contract backlog	1-3	1,127,855	1,135,244
Less accumulated amortization		(1,068,247)	(1,020,225)
		59,608	115,019

Totals		$1,899,991	$2,112,058

Amortization expense for other intangible assets for the three months ended July 31, 2010 and 2009 was $171,834 and $149,225, respectively. There are no expected residual values related to these intangible assets.

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

The Company performed a review for uncertainty in income tax positions in accordance with authoritative guidance.  This review did not result in the recognition of any material unrecognized tax benefits. Management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. For the three months ended July 31, 2010, and 2009, the Company recognized no interest or penalties.  The Company's U.S. Federal, state and foreign income tax returns prior to fiscal year 2006 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

(Loss) Earnings Per Common Share

Basic net (loss) income per common share is computed as net (loss) income divided by the weighted average number of common shares outstanding for the period. Diluted net (loss) income per common share reflects the potential dilution that could occur from common stock issuable through stock options and warrants.  The table below presents the computation of basic and diluted net (loss) income per common share for the three months ended July 31, 2010 and 2009, respectively:

Basic (loss) earnings per share computation	Three Months Ended
	July 31,
	2010	2009
Numerator:

Net (loss) income attributable to WPCS	$(375,951)	$434,917

Denominator:

Basic weighted average shares outstanding	6,954,766	6,942,266

Basic net (loss) income per common share attributable to WPCS	$(0.05)	$0.06

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Diluted (loss) earnings per share computation
	Three Months Ended
	July 31,
	2010	2009
Numerator:

Net (loss) income attributable to WPCS	$(375,951)	$434,917

Denominator:

Basic weighted average shares outstanding	6,954,766	6,942,266

Incremental shares from assumed conversion:

Conversion of stock options	-	17,617

Diluted weighted average shares	6,954,766	6,959,883

Diluted net (loss) income per common share attributable to WPCS	$(0.05)	$0.06

At July 31, 2010 and 2009, the Company had 590,155 and 629,677 stock options, respectively, and 1,883,796 warrants outstanding at July 31, 2009, each of which are potentially dilutive securities.  For the three months ended July 31, 2010 and 2009, 590,155 and 517,767 stock options, respectively, and 1,883,796 warrants at July 31, 2009, were not included in the computation of the diluted earnings per share. These potentially dilutive securities were excluded because the stock warrant or option exercise prices exceeded the average market price of the common stock and, therefore, the effects would be antidilutive.

Noncontrolling Interest

Noncontrolling interest for the three months ended July 31, 2010 and 2009 consists of the following:

	Three Months Ended
	July 31,
	2010	2009
Balance, beginning of period	$1,173,000	$1,440,078

Net (loss) income attributable to noncontrolling interest	10,293	(110,897)

Other comprehensive income attributable to noncontrolling interest	5,885	-

Balance, end of period	$1,189,178	$1,329,181

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

Recently Issued Accounting Pronouncements

No recently issued accounting pronouncement issued or effective after the end of the fiscal year is expected to have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 - ACQUISITIONS

The Company has accounted for assets acquired and liabilities assumed at their estimated fair values.  Goodwill is recorded to the extent the purchase price consideration exceeds the fair value of the net identifiable assets acquired at the date of the acquisition.

The Pride Group (QLD) Pty Ltd.

On November 4, 2009, the Company acquired Pride. The purchase price represents an amount up to $3,408,913 of which $1,975,429 was paid upon closing.  Additional purchase price will be paid by the Company to the former Pride shareholders over each of the next two years based upon the achievement of future earnings before interest and taxes (EBIT) targets.  This acquisition-related contingent consideration arrangement requires the Company to pay the former Pride shareholders $919,488 if Pride’s EBIT for the twelve month period ending October 31, 2010 equals or exceeds $1,103,386 (the Target Amount) and another $919,488 if Pride’s EBIT for the twelve month period ending October 31, 2011 equals or exceeds the Target Amount.  In the event that Pride’s EBIT is less than the Target Amount for either measurement period, such $919,488 payment will be reduced by the percentage of the shortfall between the actual EBIT and the Target Amount. The fair value of the acquisition-related contingent consideration was $1,433,483 as of the acquisition date and increased to $1,590,447 as of July 31, 2010, due primarily to the $188,144 non-cash expense recorded from the acquisition date through July 31, 2010 for the change in the fair value of the contingent consideration from the present value of the future payments of this obligation as of the reporting date. This additional expense is not deductible for income tax purposes. The Company determined the fair value of the obligation to pay the contingent consideration based on the probability-weighted income approach, and is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the Accounting Standards Codification.

The acquisition of Pride provides further international expansion into Australia. For Pride, a valuation of certain assets and liabilities was completed, including property and equipment, list of major customers, and contingent consideration, and the Company internally determined the fair value of other assets and liabilities.

Consolidated Pro Forma Information

The following unaudited consolidated pro forma financial information presents the combined results of operations of the Company and Pride for the three months ended July 31, 2009 as if the acquisition had occurred at May 1, 2009. The consolidated pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Pride been a single entity during these periods.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Pro Forma Three Months Ended July 31, 2009

Revenue	$27,367,678

Net income attributable to WPCS	$492,547

Basic weighted average shares	6,942,266
Diluted weighted average shares	6,959,883

Basic net income per share attributable to WPCS	$0.07
Diluted net income per share attributable to WPCS	$0.07

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Although management believes it has established adequate procedures for estimating costs to complete on open contracts, additional costs could occur on contracts prior to completion. Costs and estimated earnings on uncompleted contracts consist of the following at July 31, 2010 and April 30, 2010:

	July 31, 2010	April 30, 2010
Costs incurred on uncompleted contracts	$74,809,795	$83,530,716
Estimated contract profit	20,899,352	26,073,914
	95,709,147	109,604,630
Less: billings to date	86,460,581	102,598,705
Net excess of costs	$9,248,566	$7,005,925

Costs and estimated earnings in excess of billings on uncompleted contracts	$11,289,775	$8,859,056
Billings in excess of costs and estimated earnings
on uncompleted contracts	(2,041,209)	(1,853,131)
Net excess of costs	$9,248,566	$7,005,925

NOTE 5 – DEBT

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of July 31, 2010, the Company obtained a waiver from  BOA for non-compliance  with the interest coverage ratio covenant primarily as a result of the net loss incurred in the first quarter.  The interest coverage ratio means the ratio of earnings before income taxes and interest expense to interest expense and required that the Company maintain a consolidated ratio of at least 3.0:1.0, on a rolling four quarter basis. In addition, BOA has amended the Loan Agreement to eliminate the interest coverage ratio for the periods ending October 31, 2010 and January 31, 2011, and will reinstate this covenant for the year ending April 30, 2011.  The amendment also includes additional  financial covenants, whereby (1) the Company must maintain on a consolidated basis, a year-to-date EBITDA (earnings before interest, taxes, depreciation and amortization) target of    $844,000, $1,983,000, and $3,475,000, which will apply for the quarters  ending October 31, 2010, January 31, 2011 and April 30, 2011, respectively; (2) maintain on a consolidated basis a Funded Debt to EBITDA Ratio, on a rolling four quarter basis, of less than 4.25:1 for the quarter ending October 31, 2010, 3.25:1 for the quarter ending January 31, 2011 and 3.00:1 for the quarter ending April 30, 2011 and each quarter thereafter; and (3) obtain prior written approval from BOA if the total consideration of any single acquisition exceeds $5,000,000.  In connection with the execution and delivery of the waiver, the Company will pay BOA an amendment fee of $15,000.

Borrowings bear interest at BOA’s prime rate (3.25% at July 31, 2010) or at the optional interest rate of LIBOR plus two hundred seventy-five basis points, an unused loan commitment fee of .0375%, and a one-time loan commitment fee of $25,000 due at closing.  As of July 31, 2010, the interest rate was 3.25% on outstanding borrowings of approximately $5,626,000 under the Loan Agreement. The loan commitment shall expire on April 10, 2013, and the Company may repay the loan at any time.

Loans Payable

The Company’s long-term debt also consists of notes issued by the Company or assumed in acquisitions related to working capital funding and the purchase of property and equipment in the ordinary course of business. At July 31, 2010, loans payable and capital lease obligations totaled $219,883 with interest rates ranging from 0% to 12.67%.

Due Joint Venture Partner

As of July 31, 2010, the China Operations had outstanding loans due the joint venture partner, Taian Gas Group (TGG), totaling $3,540,839, of which $3,099,621 matures on December 31, 2010, and bears interest at 6.87%. The remaining balance of $441,218 is due on demand and represents interest accrued and working capital loans from TGG to the China Operations in the normal course of business.

NOTE 6 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of the Suisun City Operations, the Company assumed a ten-year lease with a trust, of which, a certain officer of the Company is the trustee, for a building and land located in Suisun City, California, which is occupied by its Suisun City Operation.  For the three months ended July 31, 2010 and 2009, the rent paid for this lease was $23,415 and $23,415, respectively.

In connection with the acquisition of the Trenton Operations, the Company leases its Trenton, New Jersey location from Voacolo Properties LLC, of which the former shareholders of the Trenton Operations are the members.  For the three months ended July 31, 2010 and 2009, the rent paid for this lease was $17,250 and $16,500, respectively.

The China Operations revenue earned from TGG and subsidiaries is $0 for both of the three months ended July 31, 2010 and 2009. The China Operations accounts receivable due from TGG and subsidiaries is $86,990 and $79,741 as of July 31, 2010 and 2009, respectively.

NOTE 7 – SHAREHOLDERS’ EQUITY

Stock-Based Compensation Plans

In September 2006, the Company adopted the 2007 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2007 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  These shares were registered under Form S-8. At July 31, 2010, options to purchase 231,250 shares were outstanding at exercise prices ranging from $2.37 to $6.33. At July 31, 2010, there were 156,250 options available for grant under the 2007 Incentive Stock Plan.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In September 2005, the Company adopted the 2006 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2006 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  These shares were registered under Form S-8. Under the terms of the 2006 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant.  These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At July 31, 2010, options to purchase 286,952 shares were outstanding at exercise prices ranging from $6.14 to $12.10. At July 31, 2010, there were 41,472 options available for grant under the 2006 Incentive Stock Plan.

In March 2003, the Company established a stock option plan pursuant to which options to acquire a maximum of 416,667 shares of the Company's common stock were reserved for grant (the "2002 Plan"). These shares were registered under Form S-8. Under the terms of the 2002 Plan, the options are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At July 31, 2010, options to purchase 71,953 shares were outstanding at exercise prices ranging from $2.37 to $12.10. At July 31, 2010, there were 202,197 shares available for grant under the 2002 Plan.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. Compensation cost is then recognized on a straight-line basis over the vesting or service period and is net of estimated forfeitures.  There were 7,000 stock options granted during the three months ended July 31, 2010 and no stock options granted during the three months ended July 31, 2009.

The Company recorded stock-based compensation of $26,866 and $34,459 for the three months ended July 31, 2010 and 2009, respectively. At July 31, 2010, the total compensation cost related to unvested stock options granted to employees under the Company’s stock option plans but not yet recognized was approximately $167,000 and is expected to be recognized over a weighted-average period of 1.90 years.

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

Stockholder Rights Plan

On February 24, 2010, the Company adopted a stockholder rights plan. The stockholder rights plan is embodied in the Rights Agreement dated as of February 24, 2010 (the Rights Agreement) between the Company and Interwest Transfer Co., Inc., the Rights Agent.  In connection with the Rights Agreement, the Company declared a dividend of one preferred share purchase right (a Right) for each outstanding share of the Company’s common stock to stockholders of record at the close of business on March 8, 2010.  Each Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth (1/1000th) of a share of Series D Junior Participating Preferred Stock, $0.0001 par value (the Preferred Stock) at a purchase price of $15.00, subject to adjustment.  The Rights will expire at the close of business on February 24, 2020, unless earlier redeemed or exchanged by the Company.  Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Shelf Registration Statement

On April 15, 2010, the Company filed a registration statement on Form S-3 using a “shelf” registration process.  Under this shelf registration process, the Company may offer up to 2,314,088 shares of its common stock, from time to time, in amounts, at prices, and terms that will be determined at the time of the offering.  Each share of the Company’s common stock automatically includes one right to purchase one one-thousandth of a share of Series D Junior Participating Preferred Stock, par value $0.0001 per share, which becomes exercisable pursuant to the terms and conditions set forth in the Rights Plan Agreement as described above.  The net proceeds from securities sold by the Company will be added to our general corporate funds and may be used for general corporate purposes.   As of July 31, 2010, no shares of the Company’s common stock have been issued under this shelf registration statement.

NOTE 8 - SEGMENT REPORTING

The Company's reportable segments are determined and reviewed by management based upon the nature of the services, the external customers and customer industries and the sales and distribution methods used to market the products.    In order to better serve its diversified customer base, the Company launched a key initiative in fiscal 2009 to brand each of its subsidiaries with the “WPCS” name.  As part of this branding strategy and to better represent the Company’s design-build engineering capabilities, the Company reorganized its reportable segments to correspond with its primary service lines: wireless communications, specialty construction and electrical power.  Management evaluates performance based upon income (loss) before income taxes. Corporate includes corporate salaries and external professional fees, such as accounting, legal and investor relations costs which are not allocated to the other segments.  Corporate assets primarily include cash and prepaid expenses. Segment results for the three months ended July 31, 2010 and 2009 are as follows:

	As of and for the Three Months Ended July 31, 2010					As of and for the Three Months Ended July 31, 2009
	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total

Revenue	$-	$6,352,558	$5,692,513	$16,807,427	$28,852,498	$-	$7,162,291	$3,266,065	$14,855,427	$25,283,783

Depreciation and amortization	$16,690	$178,488	$200,817	$338,620	$734,615	$10,133	$186,598	$183,835	$269,378	$649,944

Income (loss) before income taxes	$(942,478)	$(121,966)	$682,006	$(221,599)	$(604,037)	$(857,314)	$(135,334)	$217,064	$1,337,686	$562,102

Goodwill	$-	$10,921,998	$3,339,843	$20,520,783	$34,782,624	$-	$10,921,998	$4,237,145	$17,725,804	$32,884,947

Total assets	$4,208,635	$21,166,168	$16,275,974	$45,756,234	$87,407,011	$9,035,864	$21,333,629	$13,855,195	$40,062,405	$84,287,093

As of and for the three months ended July 31, 2010 and 2009, the specialty construction segment includes approximately $1,086,000 and $694,000 in revenue and $1,042,000 and $1,673,000 of net assets held in China related to the Company’s 60% interest in the China Operations, respectively. As of and for the three months ended July 31, 2010 and 2009, electrical power segment includes approximately $3,116,000 and $871,000 in revenue and $5,479,000 and $3,604,000 of net assets held in Australia related to the Company’s Australia Operations, respectively.

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

For the three months ended July 31, 2010, wireless communication represented approximately 22.0% of our total revenue, specialty construction represented approximately 19.7% of our total revenue and electrical power represented approximately 58.3% of our revenue. For the three months ended July 31, 2009, wireless communication represented approximately 28.3% of our total revenue, specialty construction represented approximately 12.9% of our total revenue and electrical power represented approximately 58.8% of our revenue.

Industry Trends

We focus on markets such as public services, healthcare, energy and international which continue to show  growth potential.

●
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

●
Healthcare.  We provide communications infrastructure for hospitals and medical centers. In the healthcare market, according to an October 2008 report from Market Research, the aging population and the need to reduce labor costs through the implementation of advanced communications technology is driving projected expenditures of $3 billion per year over the next few years.

●
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

●
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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year:

● We achieved our revenue objectives for the quarter with revenue of approximately $28.9 million, which represents an increase of approximately 14% compared to the same period in the prior year.  In addition, our selling, general and administrative expenses decreased as a percentage of revenue compared to the same period in the prior year.  In regards to our first quarter earnings performance, the majority of our operation centers performed well and produced earnings; however certain operation centers were not profitable, resulting in a consolidated net loss for the quarter of approximately $376,000.   Overall, we expect to produce profitable quarters for the balance of fiscal 2011 and conclude fiscal 2011 profitably.

In general, we plan for consolidated cost of revenue to fall in the range of 72 to 75% of revenue.   Current economic conditions have negatively affected certain markets of our business, principally related to the public services sector, primarily in California and our Suisun City operation, and secondarily in Florida and our Sarasota operation.  General spending has slowed at the state and local government level due to a decrease in tax revenue, credit impediments and delays in ARRA spending.  Unfortunately we are experiencing lower gross margins in this sector due to increased competitive pressure for remaining public service bids in several of our operations centers, with California and Florida being more adversely impacted from competition than our other operations.  However, these two states continue to be important revenue producing operations for us and we have implemented cost reduction measures where necessary to increase operational efficiency and we are focused on obtaining projects that provide for greater gross margins in these locations in other markets we serve.  We believe these strategic efforts will return these two operation centers to profitability for fiscal 2011;

● Two of our most important economic indicators for measuring our future revenue producing capability and demand for our services are our backlog and bid list.  Our backlog of unfilled orders was approximately $41 million at July 31, 2010 compared to backlog of approximately $49 million at April 30, 2010.  Through the first eight months of calendar 2010, we announced approximately $70 million in new contracts, which is more than the total amount of contracts announced for all of calendar 2009, which we believe will give us momentum to produce better earnings in the future;

● Our bid list, which represents project bids under proposal for new and existing customers, was approximately $161 million at July 31, 2010, compared to approximately $131 million at April 30, 2010.  We believe our bid list at July 31, 2010 represents a normal bid level and we expect our bids to remain in a range of $125 million to $150 million.  As a result of the backlog and bid opportunities that we have, we believe that we will return to profitability beginning in the next quarter;

● We continue to believe that the demand for communications infrastructure engineering services remains high in the public services market and will continue over the next several years.  With the ARRA legislation, $32 billion has been set aside for public services communications infrastructure projects. Many states have received funding and are currently determining which projects to approve;

● In the healthcare market, we continue to receive bid requests and complete new projects, as the primary drivers in this market continue to be the need to provide healthcare infrastructure for an aging population and to cut costs in delivering healthcare.  The ARRA legislation also provides $32 billion for healthcare infrastructure spending;

In the energy market, we continue to receive bid requests and complete new projects as oil, gas, water and electric utility companies continue to upgrade their communications infrastructure, while in alternative energy the growth in wind and solar power development is expected to continue.  The ARRA legislation also provides $36 billion for energy infrastructure spending;

Our opportunity to obtain work related to the ARRA legislation depends on the timing of funding allocations and our ability to receive bid requests and be awarded new projects; however, we believe that our experience in performing work in each of these sectors will result in continued bid activity in the near future while ARRA funding continues to be made available;

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

● We believe our design-build engineering focus for public services, healthcare, energy and corporate enterprise infrastructure will create additional opportunities both domestically and internationally. We believe that the ability to provide comprehensive communications infrastructure services including wireless communication, specialty construction and electrical power gives us a competitive advantage. We expect an increase in backlog in the future as a result of the current level of bid activity for communication infrastructure services in both project opportunities generated from the ARRA legislation and general projects from our diversified customer base;

● We continue to focus on expanding our international presence in China and Australia, and we believe that these markets have not been impacted as much by recent economic conditions.  In China, our focus is primarily in the energy market, and in Australia primarily on the corporate enterprise market. Our current international revenue annual run rate is approximately $14 million with our recent acquisition of Pride, and 12% of our total revenue;

● Although we are focused on organic growth opportunities, we continue to search for acquisitions that increase our engineering capabilities, add to our customer base and expand our geographic scope both domestically and internationally;

● We generated earnings before interest, taxes, acquisition-related contingent earn-out costs and depreciation and amortization (EBITDA) of approximately $238,000 and $1,272,000 for the three months ended July 31, 2010 and 2009, respectively.  Management uses EBITDA to assess the ongoing operating and financial performance of our company.  This financial measure is not in accordance with GAAP and may differ from non-GAAP measures used by other companies;

● We are maintaining a healthy balance sheet with approximately $26.6 million in working capital, and credit facility borrowings of approximately $5.6 million. The ratio of credit facility borrowings to working capital is approximately 21%.  We believe this is an important measure of our current financial strength. We expect to use our working capital and remaining availability of approximately $9.4 million under the credit facility to fund our continued growth; and,

● Our asset “Costs and estimated earnings in excess of billings on uncompleted contracts”, which represents revenue recognized in excess of amounts billed, has increased over the past two quarters to approximately $11.3 million at July 31, 2010. This escalation is not representative of our historical levels of this asset.  The primary reason for this increase is two large projects that we are working on for two customers, the School District of Philadelphia and a general contractor.  The contractual billing requirements or milestones for these two customers have temporarily increased the unbilled revenue asset.  We expect the timing of billings for these two customers to improve in the next quarter and this asset balance to decrease accordingly as we fully realize this asset.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended July 31, 2010 Compared to the Three Months Ended July 31, 2009

The accompanying condensed consolidated financial statements include the accounts of WPCS International Incorporated (WPCS) and its wholly and majority-owned subsidiaries, as follows, collectively referred to as “we”, “us” or the "Company".   Domestic operations include WPCS Incorporated, WPCS International – Suisun City, Inc. (Suisun City Operations), WPCS International - St. Louis, Inc. (St. Louis Operations), WPCS International – Lakewood, Inc. (Lakewood Operations), WPCS International – Hartford, Inc. (Hartford Operations), WPCS International – Sarasota, Inc. (Sarasota Operations), WPCS International – Trenton, Inc. (Trenton Operations), WPCS International – Seattle, Inc. (Seattle Operations), and WPCS International – Portland, Inc. (Portland Operations).   International operations include WPCS Asia Limited, Taian AGS Pipeline Construction Co. Ltd. (China Operations), and WPCS Australia Pty Ltd., WPCS International – Brisbane, Pty Ltd., WPCS International – Brendale, Pty Ltd., and The Pride Group (QLD) Pty Ltd. (Pride), (collectively the Australia Operations).

Consolidated results for the three months ended July 31, 2010 and 2009 were as follows:

	Three Months Ended
	July 31,
	2010		2009

REVENUE	$28,852,498	100.0%	$25,283,783	100.0%

COSTS AND EXPENSES:
Cost of revenue	22,697,975	78.7%	18,157,812	71.8%
Selling, general and administrative expenses	5,916,327	20.5%	5,853,484	23.2%
Depreciation and amortization	734,615	2.5%	649,944	2.6%
Change in fair value of acquisition-related contingent consideration	63,052	0.2%	-	0.0%

Total costs and expenses	29,411,969	101.9%	24,661,240	97.6%

OPERATING (LOSS) INCOME	(559,471)	(1.9%)	622,543	2.4%

OTHER EXPENSE (INCOME):
Interest expense	54,635	0.2%	62,360	0.2%
Interest income	(10,069)	(0.0%)	(1,919)	(0.0%)

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) PROVISION	(604,037)	(2.1%)	562,102	2.2%

Income tax (benefit) provision	(238,379)	(0.8%)	238,082	0.9%

NET (LOSS) INCOME	(365,658)	(1.3%)	324,020	1.3%

Net income (loss) attributable to noncontrolling interest	10,293	(0.0%)	(110,897)	(0.4%)

NET (LOSS) INCOME ATTRIBUTABLE TO WPCS	$(375,951)	(1.3%)	$434,917	1.7%

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Revenue for the three months ended July 31, 2010 was approximately $28,852,000, as compared to approximately $25,284,000 for the three months ended July 31, 2009, representing a revenue growth rate of approximately 14%.  The increase in revenue for the period was primarily attributable to the acquisition of Pride included in our electrical power segment, and organic growth from our specialty construction segment, offset by a decrease in revenue from existing operations in our wireless communication and electrical power segments. For the three months ended July 31, 2010, we had one customer, the School District of Philadelphia that comprised 12.5% of our total revenue.

Wireless communication segment revenue for the three months ended July 31, 2010 and 2009 was approximately $6,353,000 or 22.0% and $7,162,000 or 28.3% of total revenue, respectively. The decrease in revenue was due primarily to reductions, delays or postponements of projects at the state and local government level for public services projects.

Specialty construction segment revenue for the three months ended July 31, 2010 and 2009 was approximately $5,693,000 or 19.7% and $3,266,000 or 12.9% of total revenue, respectively. The increase in revenue was primarily attributable to organic revenue growth rate of approximately 74% in the first fiscal quarter of 2011.  The increase in organic growth is due to a project award of approximately $11.7 million for the School District of Philadelphia which commenced in the third quarter of fiscal 2010, and is expected to be completed by the third quarter of fiscal 2011.

Electrical power segment revenue for the three months ended July 31, 2010 and 2009 was approximately $16,807,000 or 58.3% and $14,855,000 or 58.8% of total revenue, respectively.  The increase in revenue was due primarily to the acquisition of Pride, offset by a decrease in revenue due primarily from our Suisun City operations as a result of a general spending slowdown at the state and local level and delays in ARRA spending.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs.  Our cost of revenue was approximately $22,698,000 or 78.7% of revenue for the three months ended July 31, 2010, compared to $18,158,000 or 71.8% for the same period of the prior year.  The dollar increase in our total cost of revenue is due primarily to the corresponding increase in revenue during the three months ended July 31, 2010. The increase as a percentage of revenue is primarily due to increased competition for projects in the public services sector resulting in lower gross margins on the project work completed, and secondarily to the revenue blend attributable to our existing operations and acquisition of Pride.

Wireless communication segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended July 31, 2010 and 2009 was approximately $4,702,000 and 74.0% and $5,305,000 and 74.1%, respectively.  The dollar decrease in our cost of revenue is due to the corresponding decrease in revenue during the three months ended July 31, 2010.  Cost of revenue as a percentage of revenue remained relatively consistent for the three months ended July 31, 2010 compared to the same period in the prior year.

Specialty construction segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended July 31, 2010 and 2009 was approximately $4,170,000 and 73.3% and $2,187,000 and 67.0%, respectively.  As discussed above, the dollar increase in our total cost of revenue is due to the corresponding increase in revenue during the three months ended July 31, 2010. The increase as a percentage of revenue is due to the revenue blend attributable to our existing operations, driven primarily by the cost of revenue percentage on the School District of Philadelphia project.  The cost of revenue on this project is higher than most other special construction projects due to higher material costs on this project compared to most other specialty construction projects.

Electrical power segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended July 31, 2010 and 2009 was approximately $13,826,000 and 82.3% and $10,666,000 and 71.8%, respectively.  The dollar increase in our total cost of revenue is due to the corresponding increase in revenue during the three months ended July 31, 2010. The increase as a percentage of revenue is due to the revenue blend attributable to our existing operations, primarily from the lower gross margin earned on electrical power work performed in the public services sector as a result of increased competitive pressure.  Current economic conditions have negatively affected the public services sector and our electrical power segment in Suisun City, with general spending slowed at the state and local government level due to a decrease in tax revenue and credit impediments and delays in ARRA spending.  Unfortunately we have experienced higher costs of revenue in this sector due to increased competitive pressure for remaining public service bids, with Suisun City being more adversely impacted from competition than the other operations in this segment.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses

For the three months ended July 31, 2010, total selling, general and administrative expenses were approximately $5,916,000 or 20.5% of total revenue compared to $5,853,000, or 23.2% of revenue for the same period of the prior year. Included in selling, general and administrative expenses for the three months ended July 31, 2010 is $3,581,000 for salaries, commissions, payroll taxes and other employee benefits. The $184,000 increase in salaries and payroll taxes compared to the prior year is due primarily to the increase in headcount as a result of the acquisition of Pride. Professional fees were $400,000, which include accounting, legal and investor relation fees. Insurance costs were $556,000 and rent for office facilities was $278,000.  Automobile and other travel expenses were $434,000 and telecommunication expenses were $153,000. Other selling, general and administrative expenses totaled $514,000. For the three months ended July 31, 2010, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $1,593,000, $640,000 and $2,803,000, respectively, with the balance of approximately $880,000 pertaining to corporate expenses.

For the three months ended July 31, 2009, total selling, general and administrative expenses were approximately $5,853,000, or 23.2% of total revenue. Included in selling, general and administrative expenses for the three months ended July 31, 2009 is $3,397,000 for salaries, commissions, payroll taxes and other employee benefits. Professional fees were $419,000, which include accounting, legal and investor relation fees. Insurance costs were $661,000 and rent for office facilities was $272,000.  Automobile and other travel expenses were $453,000 and telecommunication expenses were $158,000. Other selling, general and administrative expenses totaled $493,000. For the three months ended July 31, 2009, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $1,806,000, $662,000 and $2,578,000, respectively, with the balance of approximately $807,000 pertaining to corporate expenses.

Depreciation and Amortization

For the three months ended July 31, 2010 and 2009, depreciation was approximately $563,000 and $501,000, respectively.  The increase in depreciation is due to the purchase of property and equipment and the acquisition of fixed assets from acquiring Pride.  The amortization of customer lists and backlog for the three months ended July 31, 2010 was $172,000 as compared to $149,000 for the same period of the prior year.  The increase in amortization is due to the acquisition of Pride.  All customer lists are amortized over a period of three to nine years from the date of their acquisitions. Backlog is amortized over a period of one to three years from the date of acquisition based on the expected completion period of the related contracts.

Change in Fair Value of Acquisition-Related Contingent Consideration

For the three months ended July 31, 2010 and 2009, the change in fair value of acquisition-related contingent consideration was approximately $63,000 and $0, respectively.  The change in fair value of acquisition-related contingent consideration is due to the non-cash expense recorded in the fiscal 2010 income statement for the change in present value of future payments of acquisition-related contingent consideration related to the Pride acquisition.

Interest Expense and Interest Income

For the three months ended July 31, 2010 and 2009, interest expense was approximately $55,000 and $62,000, respectively. The decrease in interest expense is due principally to a reduction in interest rates on outstanding borrowings, compared to July 31, 2009. As of July 31, 2010, there was $5,626,056 of total borrowings outstanding under the line of credit.

           For the three months ended July 31, 2010 and 2009, interest income was approximately $10,000 and $2,000, respectively. The increase in interest earned is due to the increase in interest rates and cash in our Australia operations compared to the same period in the prior year.

Net (Loss) Income Attributable to WPCS

The net loss attributable to WPCS was approximately $376,000 for the three months ended July 31, 2010. Net loss was net of Federal and state income tax benefit of approximately $238,000.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The net income attributable to WPCS was approximately $435,000 for the three months ended July 31, 2009. Net income was net of Federal and state income tax expense of approximately $238,000.

Liquidity and Capital Resources

At July 31, 2010, we had working capital of approximately $26,584,000, which consisted of current assets of $44,015,000 and current liabilities of $17,431,000.  Our working capital needs are influenced by our level of operations, and generally increase with higher levels of revenue.  Our sources of cash in the last several years have come from operating activities and credit facility borrowings.

Operating activities used approximately $1,371,000 in cash for the three months ended July 31, 2010. The sources of cash from operating activities total approximately $3,001,000, comprised of approximately a $366,000 net loss, $838,000 in net non-cash charges, a $2,214,000 decrease in accounts receivable, a $195,000 increase in billings in excess of costs and estimated earnings on uncompleted contracts, a $90,000 increase in deferred revenue, and a $30,000 decrease in other assets. The uses of cash from operating activities total approximately $4,372,000, comprised of an approximate $2,446,000 increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $115,000 increase in inventory, a $586,000 increase in prepaid expenses and other current assets, a $564,000 decrease in income tax payable and a $661,000 decrease in accounts payable and accrued expenses. Net earnings adjusted for non-cash items provided cash of approximately $472,000 versus approximately $980,000 in same period of fiscal 2010.  Working capital components used cash of approximately $1,843,000 for the three months ended July 31, 2010 versus providing cash of approximately $1,866,000 in the same period in the prior year.   The use of working capital was due primarily to the increase in costs and estimated earnings on uncompleted contracts primarily as a result of unbilled revenue on large projects being completed for two customer projects, the School District of Philadelphia and a general contractor.

Our investing activities utilized approximately $456,000 in cash for acquiring property and equipment during the three months ended July 31, 2010.

Our financing activities provided cash of approximately $186,000 during the three months ended July 31, 2010.  Financing activities included additional borrowing from our joint venture partner of $227,000 and repayment of loan payables and capital lease obligations of approximately $41,000.

Our capital requirements depend on numerous factors, including the market for our services, the resources we devote to developing, marketing, selling and supporting our business, the timing and extent of establishing additional markets and other factors.

On April 10, 2010, we renewed our loan agreement (Loan Agreement) with Bank of America, N.A. (BOA), for three years under terms similar to the prior loan agreement with BOA, including the same customary covenants. The Loan Agreement provides for a revolving line of credit in an amount not to exceed $15,000,000, together with a letter of credit facility not to exceed $2,000,000. We also entered into a security agreement with BOA, pursuant to which we granted a security interest to BOA in all of our domestic assets and 65% of the capital stock of our Australia Operations. The Loan Agreement contains customary covenants, including but not limited to (i) funded debt to tangible net worth and (ii) minimum interest coverage ratio. Borrowings bear interest at BOA’s prime rate (currently 3.25%) or at the optional interest rate of LIBOR plus two hundred seventy-five basis points, an unused loan commitment fee of .0375%, and a one-time loan commitment fee of $25,000 paid at closing. As of July 31, 2010, the interest rate was 3.25% on outstanding borrowings of approximately $5,626,000 under the Loan Agreement. The loan commitment expires on April 10, 2013 and we may repay the loan at any time.

As of July 31, 2010, we obtained a waiver from  BOA for non-compliance with the interest coverage ratio covenant primarily as a result of the net loss incurred in the first quarter.  The interest coverage ratio means the ratio of earnings before income taxes and interest expense to interest expense, and required that we maintain a consolidated ratio of at least 3.0:1.0, on a rolling four quarter basis. In addition, BOA has amended the Loan Agreement to eliminate the interest coverage ratio for the periods ending October 31, 2010 and January 31, 2011, and will reinstate this covenant for the year ending April 30, 2011.  The amendment also includes additional financial covenants, whereby (1) the Company must maintain on a consolidated basis, a year-to-date EBITDA (earnings before interest, taxes, depreciation and amortization) target of  $844,000, $1,983,000, and $3,475,000, which will apply for the quarters ending October 31, 2010, January 31, 2011 and April 30, 2011, respectively; (2) maintain on a consolidated basis a Funded Debt to EBITDA Ratio, on a rolling four quarter basis, of less than 4.25:1 for the quarter ending October 31, 2010, 3.25:1 for the quarter ending January 31, 2011 and 3.00:1 for the quarter ending April 30, 2011 and each quarter thereafter; and (3) obtain prior written approval from BOA if the total consideration of any single acquisition exceeds $5,000,000.  In connection with the execution and delivery of the waiver, we will pay BOA an amendment fee of $15,000.  Management anticipates that we will remain in compliance with all of our financial covenants under the BOA Loan Agreement, as amended, during the remainder of the fiscal year.

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

At July 31, 2010, we had cash and cash equivalents of approximately $3,899,000 and working capital of approximately $26,584,000. With internally available funds and funds available from the Loan Agreement, we believe that we have sufficient capital to meet our short term needs. The Loan Agreement expires on April 10, 2013 and has approximately $5,626,000 currently outstanding that will need to be repaid by that time, if not prepaid earlier.

  The China Operations has outstanding loans due within the next twelve months to our joint venture partner, Taian Gas Group (TGG), of approximately $3,541,000. We expect to repay these borrowings from working capital and for TGG to renew any remaining unpaid loan balances in its continued support of the China Operations. Our future operating results may be affected by a number of factors including our success in bidding on future contracts and our continued ability to manage controllable costs effectively. To the extent we grow by future acquisitions that involve consideration other than stock, our cash requirements may increase.

On November 4, 2009, we acquired Pride. The purchase price represents an amount up to $3,408,913 of which $1,975,429 was paid upon closing.  We will pay additional purchase price to the former Pride shareholders over each of the next two years based upon the achievement of future earnings before interest and taxes (EBIT) targets.  This acquisition-related contingent consideration arrangement requires us to pay the former Pride shareholders $919,488 if Pride’s EBIT for the twelve month period ending October 31, 2010 equals or exceeds $1,103,386 (the Target Amount) and another $919,488 if Pride’s EBIT for the twelve month period ending October 31, 2011 equals or exceeds the Target Amount.  In the event that Pride’s EBIT is less than the Target Amount for either measuring period, such $919,488 payment will be reduced by the percentage of the shortfall between the actual EBIT and the Target Amount.   The fair value of the acquisition-related contingent consideration was $1,433,483 as of the acquisition date and increased to $1,590,447 as of July 31, 2010, due primarily to the $188,144 non-cash expense recorded from the acquisition date through July 31, 2010 for the change in the fair value of the contingent consideration from the present value of the future payments of this obligation as of the reporting date. This additional expense is not deductible for income tax purposes. We determined the fair value of the obligation to pay the contingent consideration based on the probability-weighted income approach, and is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the Accounting Standards Codification.  Pride is an electrical and security services provider specializing in the commercial and government sectors and focuses on low voltage security installations, alarm systems, video surveillance and access controls.   The acquisition of Pride provides further international expansion into Australia.

Backlog

As of July 31, 2010, we had a backlog of unfilled orders of approximately $40.7 million compared to approximately $48.6 million at April 30, 2010. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

Our annual review for goodwill impairment for the fiscal years 2010 and 2009 found that no impairment existed. Our impairment review was based on comparing the fair value to the carrying value of the reporting units with goodwill. The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. In preparing these estimates, we have taken into account the increased cost of revenue due to competitive pressure as discussed above. Reporting units with goodwill include the Australia, Hartford, Lakewood, Portland, Sarasota, Seattle, St. Louis, Suisun City and Trenton Operations. Our estimates are consistent with the plans and estimates that we are using to manage the underlying businesses. If we fail to deliver products and services for these business units, or market conditions for these businesses fail to improve, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our net equity and results of operations.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Additionally, we evaluated the reasonableness of the estimated fair value of our reporting units by reconciling to our market capitalization. This reconciliation allowed us to consider market expectations in corroborating the reasonableness of the fair value of our reporting units. In addition, we compared our market capitalization, including an estimated control premium that an investor would be willing to pay for a controlling interest in the Company and the discount our common stock trades compared to our peer group of companies.  The determination of a control premium and trading discount requires the use of judgment and is based primarily on comparable industry and deal-size transactions, related synergies and other benefits. Our market capitalization has declined as a result of market-driven decreases in our stock trading price.  This decline was consistent with overall market conditions and was not considered to be a result in its expectations of future cash flows. Our reconciliation of the gap between our market capitalization and the aggregate fair value of us depends on various factors, some of which are qualitative and involve management judgment, including high backlog coverage of future revenue and experience in meeting operating cash flow targets.

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

Recently Issued Accounting Pronouncements

No recently issued accounting pronouncement issued or effective after the end of the fiscal year is expected to have a material impact on our consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of July 31, 2010. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Except as disclosed herein, we are currently not a party to any material legal proceedings or claims. On September 7, 2010, a purported shareholder of the Company filed a purported class action lawsuit in the Court of Chancery of the State of Delaware against the Company and its directors. The case is Pignataro v. WPCS International Incorporated, et al., 5801- (No Judge has been assigned at this time).  The complaint claims breach of fiduciary duty in connection with a purported offer to acquire the Company.  The time for the Company to respond formally to this lawsuit has not come. The Company believes the allegations are completely without merit and intends to defend vigorously against the allegations.

ITEM 1A.	RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.01 -	Waiver and Amendment No. 4 to Loan Documents, dated as of September 13, 2010, by and among Bank of America, N.A., WPCS International Incorporated, WPCS International – Sarasota, Inc., WPCS International – St. Louis, Inc., WPCS International – Lakewood, Inc., WPCS International – Suisun City, Inc., WPCS International – Hartford, Inc., WPCS International – Seattle, Inc., WPCS International – Trenton, Inc., and WPCS International - Portland, Inc.

31.01 -	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.02 -	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.01 -	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WPCS INTERNATIONAL INCORPORATED

Date: September 14, 2010	By:	/s/ JOSEPH HEATER
Joseph Heater
Chief Financial Officer