Form 10-Q
period 2010-10-31
WPCS INTERNATIONAL INC
filed 2010-12-15
CIK 1086745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended October 31, 2010

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

As of December 10, 2010, there were 6,954,766 shares of registrant’s common stock outstanding.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements
		Condensed consolidated balance sheets at October 31, 2010 (unaudited) and April 30, 2010	3-4

		Condensed consolidated statements of operations for the three and six months ended October 31, 2010 and 2009 (unaudited)	5

		Condensed consolidated statements of comprehensive income (loss) for the three and six months ended October 31, 2010 and 2009 (unaudited)	6

		Condensed consolidated statement of equity for the six months ended October 31, 2010 (unaudited)	7

		Condensed consolidated statements of cash flows for the six months ended October 31, 2010 and 2009 (unaudited)	8-9

		Notes to unaudited condensed consolidated financial statements	10-19

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-34

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	35

	ITEM 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION

	ITEM 1	Legal Proceedings	37
	ITEM 1A	Risk Factors	37
	ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	37
	ITEM 3	Defaults Upon Senior Securities	37
	ITEM 4	(Removed and Reserved)	37
	ITEM 5	Other Information	37
	ITEM 6	Exhibits	37

	SIGNATURES		38

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
ASSETS	2010	2010
	(Unaudited)	(Note 1)
CURRENT ASSETS:

Cash and cash equivalents	$5,785,473	$5,584,309
Accounts receivable, net of allowance of $258,899 and $206,617 at October 31, 2010 and April 30, 2010, respectively	27,399,574	26,011,955
Costs and estimated earnings in excess of billings on uncompleted contracts	7,026,212	8,859,056
Inventory	2,933,896	2,720,052
Prepaid expenses and other current assets	1,732,565	848,626
Prepaid income taxes	1,089,478	-
Deferred tax assets	497,266	666,000
Total current assets	46,464,464	44,689,998

PROPERTY AND EQUIPMENT, net	6,312,862	6,468,787

OTHER INTANGIBLE ASSETS, net	1,798,658	2,112,058

GOODWILL	30,809,285	34,919,384

OTHER ASSETS	124,870	162,858

Total assets	$85,510,139	$88,353,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND EQUITY	October 31,	April 30,
	2010	2010
	(Unaudited)	(Note 1)
CURRENT LIABILITIES:

Current portion of loans payable	$42,363	$63,683
Income taxes payable	-	107,417
Borrowings under line of credit	7,626,056	-
Current portion of capital lease obligations	69,719	81,950
Accounts payable and accrued expenses	11,351,857	10,962,016
Billings in excess of costs and estimated earnings on uncompleted contracts	2,260,347	1,853,131
Deferred revenue	619,732	503,502
Due to joint venture partner	3,606,922	3,288,294
Acquisition-related contingent consideration	968,896	851,516
Total current liabilities	26,545,892	17,711,509

Acquisition-related contingent consideration, net of current portion	825,608	726,677
Borrowings under line of credit	-	5,626,056
Loans payable, net of current portion	27,114	46,364
Capital lease obligations, net of current portion	37,384	69,961
Deferred tax liabilities	1,917,385	2,018,462
Total liabilities	29,353,383	26,199,029

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued	-	-
Common stock - $0.0001 par value, 25,000,000 shares authorized, 6,954,766 shares issued and outstanding at October 31, 2010 and April 30, 2010	695	695
Additional paid-in capital	50,399,437	50,346,655
Retained earnings	3,896,461	10,235,590
Accumulated other comprehensive income on foreign currency translation	735,051	398,116

Total WPCS shareholders' equity	55,031,644	60,981,056

Noncontrolling interest	1,125,112	1,173,000

Total equity	56,156,756	62,154,056

Total liabilities and equity	$85,510,139	$88,353,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009

REVENUE	$26,723,078	$24,301,560	$55,575,576	$49,585,343

COSTS AND EXPENSES:
Cost of revenue	22,000,010	16,752,484	44,697,985	34,910,296
Selling, general and administrative expenses	6,097,011	6,286,661	12,013,338	12,140,145
Depreciation and amortization	721,706	658,199	1,456,321	1,308,143
Goodwill impairment	4,300,000	-	4,300,000	-
Change in fair value of acquisition-related contingent consideration	73,594	-	136,646	-

Total costs and expenses	33,192,321	23,697,344	62,604,290	48,358,584

OPERATING (LOSS) INCOME	(6,469,243)	604,216	(7,028,714)	1,226,759

OTHER EXPENSE (INCOME):
Interest expense	62,102	78,277	116,737	140,637
Interest income	(14,299)	(1,612)	(24,368)	(3,531)

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) PROVISION	(6,517,046)	527,551	(7,121,083)	1,089,653

Income tax (benefit) provision	(478,069)	254,605	(716,448)	492,687

NET (LOSS) INCOME	(6,038,977)	272,946	(6,404,635)	596,966

Net loss attributable to noncontrolling interest	(75,799)	(63,841)	(65,506)	(174,738)

NET (LOSS) INCOME ATTRIBUTABLE TO WPCS	$(5,963,178)	$336,787	$(6,339,129)	$771,704

Basic net (loss) income per common share attributable to WPCS	$(0.86)	$0.05	$(0.91)	$0.11

Diluted net (loss) income per common share attributable to WPCS	$(0.86)	$0.05	$(0.91)	$0.11

Basic weighted average number of common shares outstanding	6,954,766	6,942,266	6,954,766	6,942,266

Diluted weighted average number of common shares outstanding	6,954,766	6,976,256	6,954,766	6,968,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Net (loss) income	$(5,963,178)	$336,787	$(6,339,129)	$771,704
Other comprehensive income – foreign currency
translation adjustments, net of tax effects	548,378	361,513	354,553	810,731

Comprehensive (loss) income	(5,414,800)	698,300	(5,984,576)	1,582,435

Comprehensive loss attributable to noncontrolling interest	11,734	239	17,618	1,072
Comprehensive (loss) income attributable to WPCS	(5,403,066)	698,539	(5,966,958)	1,583,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
SIX MONTHS ENDED OCTOBER 31, 2010
(Unaudited)

							Accumulated
							Other
					Additional		Comprehensive	WPCS
	Preferred Stock		Common Stock		Paid-In	Retained	Income	Shareholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	net of taxes	Equity	Interest	Equity

BALANCE, MAY 1, 2010	-	$-	6,954,766	$695	$50,346,655	$10,235,590	$398,116	$60,981,056	$1,173,000	$62,154,056

Fair value of stock options granted to employees	-	-	-	-	52,782	-	-	52,782	-	52,782

Accumulated other comprehensive income	-	-	-	-	-	-	336,935	336,935	17,618	354,553

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	-	-	(65,506)	(65,506)

Net loss attributable to WPCS	-	-	-	-	-	(6,339,129)	-	(6,339,129)	-	(6,339,129)

BALANCE, OCTOBER 31, 2010	-	$-	6,954,766	$695	$50,399,437	$3,896,461	$735,051	$55,031,644	$1,125,112	$56,156,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	October 31,
	2010	2009
OPERATING ACTIVITIES :
Net (loss) income	$(6,404,635)	$596,966
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,456,321	1,308,143
Fair value of stock options granted to employees	52,782	70,960
Provision for doubtful accounts	69,887	46,826
Amortization of debt issuance costs	6,424	21,326
Goodwill impairment	4,300,000	-
Change in the fair value of acquisition-related contingent consideration	136,646	-
(Gain) loss on sale of fixed assets	(64,275)	12,117
Deferred income taxes	34,088	(110,186)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,274,983)	1,088,550
Costs and estimated earnings in excess of billings on uncompleted contracts	1,866,567	1,230,573
Inventory	(388,260)	(602,546)
Prepaid expenses and other current assets	(841,165)	(803,592)
Other assets	37,988	6,080
Accounts payable and accrued expenses	295,167	(118,385)
Billings in excess of costs and estimated earnings on uncompleted contracts	397,534	(354,528)
Deferred revenue	116,188	132,507
Income taxes payable	(1,190,955)	490,496
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,394,681)	3,015,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six Months Ended
	October 31,
	2010	2009

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(618,874)	(804,384)
Acquisition of businesses, net of cash received	-	13,188
NET CASH USED IN INVESTING ACTIVITIES	(618,874)	(791,196)

FINANCING ACTIVITIES:
Borrowings under lines of credit	2,000,000	-
Repayments under loans payable, net	(41,835)	(54,671)
Borrowings from joint venture partner	236,990	-
Repayments of capital lease obligations	(44,808)	(47,342)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,150,347	(102,013)

Effect of exchange rate changes on cash	64,372	(7,589)

NET INCREASE IN CASH AND CASH EQUIVALENTS	201,164	2,114,509
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	5,584,309	6,396,810
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$5,785,473	$8,511,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q of Article 10 of Regulation S-X and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2010 included in the Company’s Annual Report on Form 10-K.  The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of condensed consolidated financial position, results of operations and cash flows for the interim periods. Operating results for the three and six month periods ended October 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2011. The amounts for the April 30, 2010 balance sheet have been extracted from the audited consolidated financial statements included in Form 10-K for the year ended April 30, 2010.

The accompanying unaudited condensed consolidated financial statements include the accounts of WPCS International Incorporated (WPCS) and its wholly and majority-owned subsidiaries, as follows, collectively referred to as “we”, “us” or the "Company".  Domestic operations include WPCS Incorporated, WPCS International – Suisun City, Inc. (Suisun City Operations), WPCS International - St. Louis, Inc. (St. Louis Operations), WPCS International – Lakewood, Inc. (Lakewood Operations), WPCS International – Hartford, Inc. (Hartford Operations), WPCS International – Sarasota, Inc. (Sarasota Operations), WPCS International – Trenton, Inc. (Trenton Operations), WPCS International – Seattle, Inc. (Seattle Operations), and WPCS International – Portland, Inc. (Portland Operations).   International operations include WPCS Asia Limited, Taian AGS Pipeline Construction Co. Ltd. (China Operations), and WPCS Australia Pty Ltd., WPCS International – Brisbane, Pty Ltd., WPCS International – Brendale, Pty Ltd., and The Pride Group (QLD) Pty Ltd. (Pride), (collectively the Australia Operations).

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows:

Principles of Consolidation

All significant intercompany transactions and balances have been eliminated in these unaudited condensed consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and highly-liquid investments with a maturity at time of purchase of three months or less.

Fair Value of Financial Instruments

The Company’s material financial instruments at October 31, 2010 and for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, account payable, line of credit and loans payable. The fair values of cash and cash equivalents, accounts receivable, and account payable are equal to their carrying value because of their liquidity and short-term maturity. Management believes that the fair values of the line of credit and loans payable do not differ materially from their aggregate carrying values in that substantially all the obligations bear variable interest rates that are based on market rates or interest rates that are periodically adjustable to rates that are based on market rates.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other Intangible Assets

Goodwill represents the amount by which the purchase prices of the Company's wholly-owned subsidiaries that were in excess of the fair value of identifiable net assets as of date of acquisition.  Other intangible assets have finite useful lives and are comprised of customer lists and backlog.

Goodwill is tested at least annually for impairment, and otherwise on an interim basis should events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  Determination of impairment requires the Company to compare the fair value of the business acquired (reporting unit) to its carrying value, including goodwill, of such business (reporting unit). If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step, based on the excess, if any, of the reporting unit’s carrying value of goodwill over its implied value.

The Company determines the fair value of the reporting units for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. The Company performs its annual impairment test at April 30 absent any interim impairment indicators. Significant adverse changes in general economic conditions could impact the Company's valuation of its reporting units.

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

Based on a combination of factors that occurred in the second quarter ended October 31, 2010, including the operating results and the loss of two key persons in the Company’s Suisun City reporting unit, management concluded that an interim goodwill impairment triggering event had occurred, and accordingly performed a testing of the carrying value of $7.9 million of goodwill for the Suisun City reporting unit.  After this testing, management concluded that the carrying value of the Suisun City reporting unit exceeded the fair value of this reporting unit.  Accordingly, the Company took the second step of the goodwill impairment analysis and determined that the estimated implied fair value of the Suisun City reporting unit goodwill was $3.6 million using Level 3 measurement as defined in the Accounting Standards Codification (ASC), and is based on significant inputs not observable in the market using a discounted cash flow valuation technique, which includes an estimated discount rate of 13%,  future short term and long term revenue growth rates ranging from 10% to 5%, gross margin of 18%,  and selling, general and administrative expenses at 13% of revenue.  As a result, the Company recorded an estimated non-cash goodwill impairment charge of $4.3 million in the second quarter ended October 31, 2010.   The Company expects to complete the second step of the goodwill impairment test in the third fiscal quarter, which includes calculating an implied fair value of the goodwill of the Suisun City reporting unit, by allocating the fair values of substantially all of its individual assets, liabilities and identified intangible assets, as if the Suisun City reporting unit had been acquired in a business combination. The completion of this second step may result in an adjustment to the goodwill impairment charge in future periods which management cannot estimate any such adjustment until the analyses  have been performed.

The Company reviewed the significant estimates described above for its other reporting units, and concluded that there were no additional events or circumstances at this time that would more likely than not reduce the fair value of a reporting unit below its carrying amount  that would require interim impairment testing.

Changes in goodwill consist of the following during the six months ended October 31, 2010:

	Wireless	Specialty	Electrical
	Communication	Construction	Power	Total

Beginning balance, May 1, 2010	$10,921,998	$3,339,842	$20,657,544	$34,919,384

Goodwill impairment			(4,300,000)	(4,300,000)
Foreign currency translation adjustments	-	-	189,901	189,901

Ending balance, October 31, 2010	$10,921,998	$3,339,842	$16,547,445	$30,809,285

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets consist of the following at October 31, 2010 and April 30, 2010:

	Estimated useful life	October 31,	April 30,
	(years)	2010	2010

Customer lists	3-9	$4,479,965	$4,423,580
Less accumulated amortization		(2,689,999)	(2,426,541)
		$1,789,966	$1,997,039

Contract backlog	1-3	$1,145,504	$1,135,244
Less accumulated amortization		(1,136,812)	(1,020,225)
		$8,692	$115,019

Totals		$1,798,658	$2,112,058

Amortization expense for other intangible assets for the six months ended October 31, 2010 and 2009 was $350,724 and $300,046, respectively. There are no expected residual values related to these intangible assets.

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

The length of the Company’s contracts varies. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying unaudited condensed consolidated balance sheets as they will be liquidated in the normal course of contract completion, although this may require more than one year.

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

The Company performed a review for uncertainty in income tax positions in accordance with authoritative guidance.  This review did not result in the recognition of any material unrecognized tax benefits. Management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. For the six months ended October 31, 2010, and 2009, the Company recognized no interest or penalties.  The Company's U.S. Federal, state and foreign income tax returns prior to fiscal year 2006 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

(Loss) Earnings Per Common Share

Basic net (loss) income per common share is computed as net (loss) income divided by the weighted average number of common shares outstanding for the period. Diluted net (loss) income per common share reflects the potential dilution that could occur from common stock issuable through stock options and warrants.  The table below presents the computation of basic and diluted net (loss) income per common share for the three and six months ended October 31, 2010 and 2009, respectively:

Basic (loss) earnings per share computation	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Numerator:

Net (loss) income attributable to WPCS	$(5,963,178)	$336,787	$(6,339,129)	$771,704

Denominator:

Basic weighted average shares outstanding	6,954,766	6,942,266	6,954,766	6,942,266

Basic net (loss) income per common share attributable to WPCS	$(0.86)	$0.05	$(0.91)	$0.11

Diluted (loss) earnings per share computation
	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Numerator:

Net (loss) income attributable to WPCS	$(5,963,178)	$336,787	$(6,339,129)	$771,704

Denominator:

Basic weighted average shares outstanding	6,954,766	6,942,266	6,954,766	6,942,266

Incremental shares from assumed conversion:

Conversion of stock options	-	33,990	-	26,258

Diluted weighted average shares	6,954,766	6,976,256	6,954,766	6,968,524

Diluted net (loss) income per common share attributable to WPCS	$(0.86)	$0.05	$(0.91)	$0.11

At October 31, 2010, the Company had 300,365 stock options, which are potentially dilutive securities.  For the three and six months ended October 31, 2010, 300,365 stock options were not included in the computation of diluted earnings per share because the effects are antidilutive. At October 31, 2009, the Company had 627,858 stock options and 1,883,796 warrants outstanding, which are potentially dilutive securities. For the three and six months ended October 31, 2009, 510,436 and 513,958 stock options, respectively, and 1,883,796 warrants were not included in the computation of diluted earnings per share. These potentially dilutive securities were excluded because the stock warrant or option exercise prices exceeded the average market price of the common stock and, therefore, the effects would be antidilutive.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interest

Noncontrolling interest for the six months ended October 31, 2010 and 2009 consists of the following:

	October 31,
	2010	2009
Balance, beginning of period	$1,173,000	$1,440,078

Net (loss) attributable to noncontrolling interest	(65,506)	(174,738)

Other comprehensive income attributable to noncontrolling interest	17,618	-

Balance, end of period	$1,125,112	$1,265,340

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. The most significant estimates relate to the calculation of percentage-of-completion on uncompleted contracts, allowance for doubtful accounts, valuation of inventory, effective income tax rates, amortization method and lives of customer lists, and estimates of the fair value of reporting units and discounted cash flows used in determining whether goodwill has been impaired. Actual results could differ from those estimates.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

No recently issued accounting pronouncement issued or effective after the end of the fiscal year is expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

NOTE 3 - ACQUISITIONS

The Company has accounted for assets acquired and liabilities assumed at their estimated fair values.  Goodwill is recorded to the extent the purchase price consideration exceeds the fair value of the net identifiable assets acquired at the date of the acquisition.

The Pride Group (QLD) Pty Ltd.

On November 4, 2009, the Company acquired Pride. The purchase price represents an amount up to $3,408,913 of which $1,975,429 was paid upon closing.  Additional purchase price will be paid by the Company to the former Pride shareholders over each of the next two years based upon the achievement of future earnings before interest and taxes (EBIT) targets.  This acquisition-related contingent consideration arrangement requires the Company to pay the former Pride shareholders $919,488 if Pride’s EBIT for the twelve month period ended October 31, 2010 equals or exceeds $1,103,386 (the Target Amount) and another $919,488 if Pride’s EBIT for the twelve month period ended October 31, 2011 equals or exceeds the Target Amount.  In the event that Pride’s EBIT is less than the Target Amount for either measurement period, such $919,488 payment will be reduced by the percentage of the shortfall between the actual EBIT and the Target Amount. It is expected that the Pride EBIT will exceed the Target Amount for the first twelve month period ended October 31, 2010.  As a result, the Company expects to make the first contingent consideration payment of $919,488 to the former Pride shareholders in the third quarter in accordance with the purchase agreement terms. The fair value of the acquisition-related contingent consideration was $1,433,483 as of the acquisition date and increased to $1,794,504 as of October 31, 2010, due primarily to the $261,737 non-cash expense recorded from the acquisition date through October 31, 2010 for the change in the fair value of the contingent consideration from the present value of the future payments of this obligation as of the reporting date. This additional expense is not deductible for income tax purposes. The Company determined the fair value of the obligation to pay the contingent consideration based on the probability-weighted income approach, and is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the ASC.

The acquisition of Pride provides further international expansion into Australia. For Pride, a valuation of certain assets and liabilities was completed, including property and equipment, list of major customers, and contingent consideration, and the Company internally determined the fair value of other assets and liabilities.

Consolidated Pro Forma Information

The following unaudited consolidated pro forma financial information presents the combined results of operations of the Company and Pride for the three and six months ended October 31, 2009 as if the acquisitions had occurred at May 1, 2009. The consolidated pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Pride been a single entity during these periods.

	Consolidated Pro Forma

	Three Months Ended October 31, 2009	Six Months Ended October 31, 2009

Revenue	$27,181,549	$54,549,228

Net income attributable to WPCS	$392,481	$885,028

Basic weighted average shares	6,942,266	6,942,266
Diluted weighted average shares	6,976,256	6,968,524

Basic net income per share attributable to WPCS	$0.06	$0.13
Diluted net income per share attributable to WPCS	$0.06	$0.13

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Although management believes it has established adequate procedures for estimating costs to complete on open contracts, additional costs could occur on contracts prior to completion. Costs and estimated earnings on uncompleted contracts consist of the following at October 31, 2010 and April 30, 2010:

	October 31, 2010	April 30, 2010
Costs incurred on uncompleted contracts	$76,517,714	$83,530,716
Estimated contract profit	20,092,268	26,073,914
	96,609,982	109,604,630
Less: billings to date	91,844,117	102,598,705
Net excess of costs	$4,765,865	$7,005,925

Costs and estimated earnings in excess of billings on uncompleted contracts	$7,026,212	$8,859,056
Billings in excess of costs and estimated earnings
on uncompleted contracts	(2,260,347)	(1,853,131)
Net excess of costs	$4,765,865	$7,005,925

Revisions in the estimated gross profits on contracts and contracts amounts are made in the period in which circumstances requiring the revisions become known. During the three and six months ended October 31, 2010, the effect of such revisions in estimated contract profits resulted in a decrease to gross profits of approximately $282,000 and $344,000, respectively, from that which would have been reported had the revised estimates been used as the basis of recognition for contract profits in prior years. Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional costs could occur on contracts prior to completion.

NOTE 5 - DEBT

Lines of Credit

On April 10, 2010, the Company renewed the loan agreement (Loan Agreement) with Bank of America, N.A. (BOA) for three years under terms similar to the prior Loan Agreement, including the same customary covenants. The Loan Agreement provides for a revolving line of credit in an amount not to exceed $15,000,000, together with a letter of credit facility not to exceed $2,000,000. The Company and its subsidiaries also entered into security agreements with BOA, pursuant to which the Company granted a security interest to BOA in all of its domestic assets and 65% of the capital stock of Australian Operation’s assets. The Loan Agreement contains customary covenants, including but not limited to (i) funded debt to tangible net worth and (ii) minimum interest coverage ratio.  At October 31, 2010, outstanding borrowings were $7,626,056 under the Loan Agreement, and borrowings bore interest at BOA’s prime rate (3.25% at October 31, 2010) or at the optional interest rate of LIBOR plus two hundred seventy-five basis points, with an  unused loan commitment fee of .0375%.

At July 31, 2010, the Company was in default of the financial covenants under the Loan Agreement.  On September 14, 2010, the Company obtained a waiver for this non-compliance from BOA for the period ended July 31, 2010.  In addition, BOA amended the Loan Agreement to eliminate the interest coverage ratio for the periods ended October 31, 2010 and January 31, 2011, and to reinstate this covenant for the year ending April 30, 2011.  The amendment also included the addition of another financial covenant, whereby the Company must meet a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) target of $844,000, $1,983,000, and $3,475,000, for the periods ended October 31, 2010, January 31, 2011 and April 30, 2011, respectively.  In connection with the execution and delivery of the waiver, the Company paid BOA a waiver fee of $15,000.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of October 31, 2010, the Company was in default on the amended financial covenants under the Loan Agreement due to the operating loss in the second quarter of this fiscal year. As a result, the Company is currently negotiating and expects to complete the terms of a forbearance agreement with BOA (the Forbearance Agreement). Under the expected terms of the Forbearance Agreement, BOA will not exercise its rights or remedies against the Company as a result of these events of default until February 28, 2011, and availability under the credit facility will be limited to a maximum of $7.6 million or a lower threshold based on accounts receivable and inventory. Borrowings under the facility are anticipated to bear interest at BOA’s prime rate plus two percentage points (5.25% at December 15, 2010), and the Company expects to pay BOA a fee of $35,000 in connection with the execution and delivery of the Forbearance Agreement. Due to the short-term nature of the Forbearance Agreement, the line of credit borrowings under the Loan Agreement are classified as a current liability. If the Company is not successful in entering into the Forbearance Agreement and if BOA demands current payment of the amounts outstanding under the Loan Agreement, the Company will need to seek alternative short-term financing, which may not be available on terms acceptable to the Company or at all.

Loans Payable

The Company’s long-term debt also consists of notes issued by the Company or assumed in acquisitions related to working capital funding and the purchase of property and equipment in the ordinary course of business. At October 31, 2010, loans payable and capital lease obligations totaled $176,580 with interest rates ranging from 0% to 12.67%.

Due Joint Venture Partner

As of October 31, 2010, the China Operations had outstanding loans due the joint venture partner, Taian Gas Group (TGG), totaling $3,606,922, of which $3,148,068 matures on December 31, 2010, and bears interest at 6.87%.   The Company expects to renew the outstanding loans on or prior to maturity consistent with historical practice. The remaining balance of $458,854 is due on demand and represents interest accrued and working capital loans from TGG to the China Operations in the normal course of business.

NOTE 6 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of the Suisun City Operations, the Company assumed a ten-year lease with a trust, of which, a former officer of the Company is the trustee, for a building and land located in Suisun City, California, which is occupied by its Suisun City Operation.  For the six months ended October 31, 2010 and 2009, the rent paid for this lease was $46,830 and $46,830, for each period.

In connection with the acquisition of the Trenton Operations, the Company leases its Trenton, New Jersey location from Voacolo Properties LLC, of which the former shareholders of the Trenton Operations are the members.  For the six months ended October 31, 2010 and 2009, the rent paid for this lease was $34,500 and $33,000, respectively.

The China Operations revenue earned from TGG and subsidiaries is $0 for both of the six months ended October 31, 2010 and 2009. The China Operations accounts receivable due from TGG and subsidiaries is $207,509 and $72,888 as of October 31, 2010 and 2009, respectively.

NOTE 7 - SHAREHOLDERS’ EQUITY

Stock-Based Compensation Plans

In September 2006, the Company adopted the 2007 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2007 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  These shares were registered under Form S-8. At October 31, 2010, options to purchase 220,000 shares were outstanding at exercise prices ranging from $2.37 to $6.33. At October 31, 2010, there were 167,500 options available for grant under the 2007 Incentive Stock Plan.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In September 2005, the Company adopted the 2006 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2006 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  These shares were registered under Form S-8. Under the terms of the 2006 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant.  These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At October 31, 2010, options to purchase 15,702 shares were outstanding at exercise prices ranging from $6.33 to $12.10. At October 31, 2010, there were 312,722 options available for grant under the 2006 Incentive Stock Plan.

In March 2003, the Company established a stock option plan pursuant to which options to acquire a maximum of 416,667 shares of the Company's common stock were reserved for grant (the "2002 Plan"). These shares were registered under Form S-8. Under the terms of the 2002 Plan, the options are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At October 31, 2010, options to purchase 64,663 shares were outstanding at exercise prices ranging from $2.37 to $12.10.  At October 31, 2010, there were 209,487 shares available for grant under the 2002 Plan.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. Compensation cost is then recognized on a straight-line basis over the vesting or service period and is net of estimated forfeitures.  There were 7,000 stock options granted during the six months ended October 31, 2010 and 83,000 stock options granted during the six months ended October 31, 2009.

The Company recorded stock-based compensation of $52,782 and $70,960 for the six months ended October 31, 2010 and 2009, respectively. At October 31, 2010, the total compensation cost related to unvested stock options granted to employees under the Company’s stock option plans but not yet recognized was approximately $166,000 and is expected to be recognized over a weighted-average period of 2.02 years.

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

Shelf Registration Statement

On April 15, 2010, the Company filed a registration statement on Form S-3 using a “shelf” registration process.  Under this shelf registration process, the Company may offer up to 2,314,088 shares of its common stock, from time to time, in amounts, at prices, and terms that will be determined at the time of the offering.  Each share of the Company’s common stock automatically includes one right to purchase one one-thousandth of a share of Series D Junior Participating Preferred Stock, par value $0.0001 per share, which becomes exercisable pursuant to the terms and conditions set forth in the Rights Plan Agreement as described above.  The net proceeds from securities sold by the Company will be added to our general corporate funds and may be used for general corporate purposes.   As of October 31, 2010, no shares of the Company’s common stock have been issued under this shelf registration statement.

NOTE 8 - SEGMENT REPORTING

The Company's reportable segments are determined and reviewed by management based upon the nature of the services, the external customers and customer industries and the sales and distribution methods used to market the products.    In order to better serve its diversified customer base, the Company launched a key initiative in fiscal 2009 to brand each of its subsidiaries with the “WPCS” name.  As part of this branding strategy and to better represent the Company’s design-build engineering capabilities, the Company reorganized its reportable segments to correspond with its primary service lines: wireless communications, specialty construction and electrical power.  Management evaluates performance based upon income (loss) before income taxes. Corporate includes corporate salaries and external professional fees, such as accounting, legal and investor relations costs which are not allocated to the other segments.  Corporate assets primarily include cash and prepaid expenses. Segment results for the three and six months ended October 31, 2010 and 2009 are as follows:

	For the Three Months Ended October 31, 2010					For the Three Months Ended October 31, 2009
	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total

Revenue	$-	$8,032,969	$2,727,904	$15,962,205	$26,723,078	$-	$7,550,753	$1,632,678	$15,118,129	$24,301,560

Depreciation and amortization	$16,735	$174,700	$206,746	$323,525	$721,706	$14,578	$188,386	$179,961	$275,274	$658,199

Income (loss) before income taxes	$(1,344,715)	$357,316	$(132,939)	$(5,396,708)	$(6,517,046)	$(1,202,081)	$252,318	$(127,400)	$1,604,714	$527,551

	As of and for the Six Months Ended October 31, 2010					As of and for the Six Months Ended October 31, 2009
	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total

Revenue	$-	$14,385,527	$8,420,417	$32,769,632	$55,575,576	$-	$14,713,044	$4,898,743	$29,973,557	$49,585,344

Depreciation and amortization	$33,425	$353,188	$407,562	$662,146	$1,456,321	$24,711	$374,984	$363,797	$544,653	$1,308,145

Income (loss) before income taxes	$(2,287,197)	$235,350	$549,067	$(5,618,303)	$(7,121,083)	$(2,059,395)	$116,983	$89,665	$2,942,400	$1,089,653

Goodwill	$-	$10,921,998	$3,339,843	$16,547,444	$30,809,285	$-	$10,921,998	$3,339,842	$18,833,119	$33,094,959

Total assets	$5,818,047	$23,045,692	$14,829,872	$41,816,528	$85,510,139	$6,236,949	$23,025,977	$12,605,529	$42,662,380	$84,530,835

As of and for the six months ended October 31, 2010 and 2009, the specialty construction segment includes approximately $1,722,000 and $923,000 in revenue and $902,567 and $1,564,000 of net assets held in China related to the Company’s 60% interest in the China Operations, respectively. As of and for the six months ended October 31, 2010 and 2009, electrical power segment includes approximately $6,558,000 and $2,000,000 in revenue and $5,473,000 and $3,373,000 of net assets held in Australia related to the Company’s Australia Operations, respectively.

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

 Wireless Communication

Throughout the community or around the world, in remote and urban locations, wireless networks provide the connections that keep information flowing. The design and deployment of a wireless network solution requires an in-depth knowledge of radio frequency engineering so that wireless networks are free from interference with other signals and amplified sufficiently to carry data, voice or video with speed and accuracy. We have extensive experience and methodologies that are well suited to address these challenges for our customers. We are capable of designing wireless networks and providing the technology integration necessary to meet goals for enhanced communication, increased productivity and reduced costs. We have the engineering expertise to utilize all facets of wireless technology or combination of various technologies to develop a cost effective network for a customer's wireless communication requirements. This includes Wi-Fi networks, point-to-point systems, mesh networks, microwave systems, cellular networks, in-building systems and two-way communication systems.

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

Lastly, as world economies are growing, standards of living are improving and energy supplies are dwindling. It is a scenario that has accelerated the search for new energy sources and better ways of delivery existing supply. We are contributing in both of these critical areas. We design and deploy renewable energy solutions in wind and solar power. Through a unique combination of scientific, geologic, engineering and construction expertise, we offer solutions in site design, solar installation, meteorological towers and wind turbine installation. In addition, we support energy companies as they maximize the efficiency of their energy supply infrastructure, by providing a range of services from pipeline trenching to the deployment of wireless solutions.

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

For the six months ended October 31, 2010, wireless communication, specialty construction and electrical power represented approximately 25.9%, 15.1% and 59.0%, respectively, of our total revenue. For the six months ended October 31, 2009, wireless communication, specialty construction and electrical power represented approximately 29.7%, 9.9% and 60.4%, respectively, of our total revenue.

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

•
Energy.  We provide communications infrastructure for petrochemical, natural gas, electric utilities and renewable energy. The need to deliver basic energy more efficiently and to create new energy sources is driving the growth in energy construction. This creates opportunities to upgrade and deploy new communications technology which creates the demand for communications infrastructure.  According to a July 2010 article by The New York Times, the ARRA legislation has allocated approximately $36 billion in funding for energy and conservation projects over the next few years which fit our service capabilities.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year:

• We achieved our revenue objectives for the quarter with consolidated revenue of approximately $26.7 million, which represents an increase of approximately 10% compared to the same period in the prior year. For the six months ended October 31, 2010, we reported revenue of $55.6 million compared to $49.6 million for the same period a year ago, which represents an increase of approximately 12%. In addition, our selling, general and administrative expenses decreased as a percentage of revenue compared to the same periods in the prior year due to cost containment measures. For the three months ended October 31, 2010, we generated an EBITDA loss of approximately $1.1 million which is defined as earnings before interest, taxes, acquisition-related contingent earn-out costs, goodwill impairment charges, and one-time charges related to seeking strategic alternatives including the possible sale of the company and depreciation and amortization. We generated $1.3 million in EBITDA for the same period in the prior year.   For the six months ended October 31, 2010, we generated an EBITDA loss of approximately $860,000. We generated $2.5 million in EBITDA for the same period a year ago. In regards to our second quarter earnings performance, we continue to experience performance issues with two of our operation centers, Suisun City and Portland.  These two operations centers were not profitable, and have impacted the overall performance as a whole for the three and six months ended October 31, 2010, resulting in a consolidated net loss attributable to WPCS of approximately $6.0 million and $6.3 million respectively, for the three and six months ended October 31, 2010, which includes a non-cash charge of $4.3 million for the impairment of goodwill related to the Suisun City Operations, and $276,000 in one-time charges associated with seeking strategic alternatives including the possible sale of the Company.

The remaining eight operation centers generated $22.0 million in revenue and $1.4 million EBITDA for the three months ended October 31, 2010, and $44.2 million in revenue and $2.7 million of EBITDA for the six months ended October 31, 2010.  For the current fiscal year, these eight operation centers are expected to achieve approximately $89 million in revenue and $7.3 million of EBITDA. Management uses EBITDA to assess the ongoing operating and financial performance of our company. This financial measure is not in accordance with GAAP and may differ from non-GAAP measures used by other companies. Corporate operating expenses were approximately $1.3 million and $2.2 million  respectively, for the three and six months ended October 31, 2010, which include $276,000 of one-time costs associated with seeking strategic alternatives.  For the fiscal year, we expect total corporate operating costs to be $4.5 million, which include an estimated $1.3 million of  one-time costs associated with seeking strategic alternatives;

The two non-performing operation centers, Suisun City and Portland, generated $4.7 million of revenue and a $1.5 million EBITDA loss for the three months ended October 31, 2010, and $11.4 million in revenue and $2.0 million of EBITDA loss for the six months ended October 31, 2010.  The  EBITDA loss was due primarily to three projects, two in Suisun City and one in Portland,  that have experienced cost overruns, resulting in expected losses on these projects.   The aggregate expected losses on these two Suisun City projects are approximately $900,000, and the one Portland project is approximately $300,000,   with the total expected losses accrued during the second quarter of fiscal 2011. We have been able to contain the cost overruns on these projects, which are expected to be completed in the third quarter of fiscal 2011. We have also implemented management changes and cost reduction strategies at each of these two operations centers to return them to profitability in future quarters.  However, for the current fiscal year, the Suisun City Operations is expected to lose approximately $1.4 million of EBITDA, and the Portland Operations is expected to lose approximately $400,000 of EBITDA primarily as a result of these project losses;

Based on a combination of factors that occurred in the second quarter ended October 31, 2010, including the operating results and the loss of two key persons in our Suisun City Operations, we have recorded an estimated non-cash charge for the quarter ended October 31, 2010 of $4.3 million for the goodwill impairment related to the Suisun City reporting unit.  This charge is an estimate that may be adjusted in future periods following the completion of the second step of the goodwill impairment testing in the third fiscal quarter, which includes calculating an implied fair value of the goodwill of the Suisun City reporting unit, by allocating the fair values of substantially all of its individual assets, liabilities and identified intangible assets, as if the Suisun City Operations had been acquired in a business combination. This impairment charge is a non-cash charge that does not impact our consolidated cash flows or EBITDA;

• Two of our most important economic indicators for measuring our future revenue producing capability and demand for our services continue to be our backlog and bid list.  Our backlog of unfilled orders was approximately $37 million at October 31, 2010 compared to backlog of approximately $41 million at July 31, 2010.  Through the first eleven  months of calendar 2010, we announced approximately $89 million in new contracts, compared to $55 million in total new contract announcements for all of calendar 2009, which we believe will give us momentum to produce better earnings in the future;

• Our bid list, which represents project bids under proposal for new and existing customers, was approximately $176 million at October 31, 2010, compared to approximately $161 million at July 31, 2010.  We believe our bid list at October 31, 2010 represents a normal bid level and we expect our bids to remain in a range of $125 million to $175 million.  We had previously expected to return to profitability in the second quarter ended October 31, 2010, but as a result of the operating losses in the Suisun City and Portland operation centers and the $4.3 million non-cash goodwill impairment charge discussed above, we did not achieve profitability in this quarter.  However, as a result of the profitable backlog and bid opportunities that we have, we believe that we will return to profitability in the quarters ahead;

As evidenced by the performance in most of our operations centers, we continue to bid and be awarded profitable projects in the public service, healthcare and renewable energy markets.  Due to the availability of fiscal stimulus funding, there is an active market for communications infrastructure in the public services sector that we believe will allow us to continue to grow this market.  In the healthcare market, we continue to receive bid requests and complete new projects, as the primary drivers in this market continue to be the need to provide healthcare infrastructure for an aging population and to cut costs in delivering healthcare.  The ARRA legislation also provides $32 billion for healthcare infrastructure spending;

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

• We continue to focus on expanding our international presence in China and Australia, and we believe that these markets have not been impacted as much by recent economic conditions.  In China, our focus is primarily in the energy market, and in Australia primarily on the corporate enterprise market. Our current international revenue annual run rate is approximately $16 million and 15% of our total revenue;

• We maintain a healthy balance sheet with approximately $19.9 million in working capital.  We expect to use our working capital to fund our operations and continued growth.  At October 31, 2010, our net tangible asset value was approximately $22.4 million, or $3.22 per diluted share.  We define net tangible asset value as total WPCS shareholders’ equity less goodwill and other intangible assets.  Net tangible asset value is a non-GAAP measure that we consider meaningful in evaluating the strength of our balance sheet; and

• In regards to strategic development, our focus is on organic growth opportunities, as there are no acquisitions currently under consideration.  Recently, we have engaged investment bankers to explore strategic alternatives, including the consideration of a possible sale of the Company, in which we would evaluate any offer that is deemed fair and in the best interest of our shareholders. Including costs incurred to date of $276,000, we anticipate incurring approximately $1.3 million in total one-time costs during fiscal 2011 related to exploring strategic alternatives.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended October 31, 2010 Compared to the Three Months Ended October 31, 2009

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

Consolidated results for the three months ended October 31, 2010 and 2009 were as follows:
	Three Months Ended
	October 31,
	2010		2009

REVENUE	$26,723,078	100.0%	$24,301,560	100.0%

COSTS AND EXPENSES:
Cost of revenue	22,000,010	82.3%	16,752,484	68.9%
Selling, general and administrative expenses	6,097,011	22.8%	6,286,661	25.9%
Depreciation and amortization	721,706	2.7%	658,199	2.7%
Goodwill impairment	4,300,000	16.1%	-	0.0%
Change in fair value of acquisition-related contingent consideration	73,594	0.3%	-	0.0%

Total costs and expenses	33,192,321	124.2%	23,697,344	97.5%

OPERATING (LOSS) INCOME	(6,469,243)	(24.2%)	604,216	2.5%

OTHER EXPENSE (INCOME):
Interest expense	62,102	0.2%	78,277	0.3%
Interest income	(14,299)	(0.1%)	(1,612)	(0.0%)

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) PROVISION	(6,517,046)	(24.3%)	527,551	2.2%

Income tax (benefit) provision	(478,069)	(1.8%)	254,605	1.0%

NET (LOSS) INCOME	(6,038,977)	(22.5%)	272,946	1.2%

Net loss attributable to noncontrolling interest	(75,799)	(0.3%)	(63,841)	(0.3%)

NET (LOSS) INCOME ATTRIBUTABLE TO WPCS	$(5,963,178)	(22.2%)	$336,787	1.5%

Revenue

Revenue for the three months ended October 31, 2010 was approximately $26,723,000, as compared to approximately $24,302,000 for the three months ended October 31, 2009, representing a revenue growth rate of approximately 10%.  The increase in revenue for the period was primarily attributable to organic growth from our specialty construction and wireless communications segments, and the acquisition of Pride included in our electrical power segment.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wireless communication segment revenue for the three months ended October 31, 2010 and 2009 was approximately $8,033,000 or 30.1% and $7,551,000 or 31.1% of total revenue, respectively. The increase in revenue was due primarily to an organic growth rate of approximately 6% in the second fiscal quarter of 2011.

Specialty construction segment revenue for the three months ended October 31, 2010 and 2009 was approximately $2,728,000 or 10.2% and $1,633,000 or 6.7% of total revenue, respectively. The increase in revenue was primarily attributable to an organic revenue growth rate of approximately 67% in the second fiscal quarter of 2011.  The increase in organic growth is due to a project award of approximately $11.7 million for the School District of Philadelphia which commenced in the third quarter of fiscal 2010, and was completed by the second quarter of fiscal 2011.

Electrical power segment revenue for the three months ended October 31, 2010 and 2009 was approximately $15,962,000 or 59.7% and $15,118,000 or 62.2% of total revenue, respectively.  The increase in revenue was due primarily to the acquisition of Pride, offset by a decrease in revenue from existing operations.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs.  Our cost of revenue was approximately $22,000,000 or 82.3% of revenue for the three months ended October 31, 2010, compared to $16,752,000 or 68.9% for the same period of the prior year.  The dollar increase in our total cost of revenue is primarily due to cost overruns on two projects in our Suisun City Operations and one project in our Portland Operations and partially due to the corresponding increase in revenue during the three months ended October 31, 2010.  The increase as a percentage of revenue is primarily due to the cost overruns on the three projects described above, increased competition for projects in the public services sector resulting in lower gross margins on the project work completed, and related revenue blend attributable to our operations.

Wireless communication segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended October 31, 2010 and 2009 was approximately $5,811,000 and 72.3% and $5,416,000 and 71.7%, respectively.  The dollar increase in our cost of revenue is due to the corresponding increase in revenue during the three months ended October 31, 2010.  Cost of revenue as a percentage of revenue remained relatively consistent for the three months ended October 31, 2010 compared to the same period in the prior year.

Specialty construction segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended October 31, 2010 and 2009 was approximately $2,115,000 and 77.5% and $981,000 and 60.1%, respectively.  The primary reason for the dollar increase in cost of revenue is due an increase in project costs and resulting lower gross profit on the mix of project work awarded in the second quarter of 2011 compared to the same period in the prior year, driven by the School District of Philadelphia project. The increase as a percentage of revenue is due to the revenue blend of projects work performed.

Electrical power segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended October 31, 2010 and 2009 was approximately $14,074,000 and 88.2% and $10,355,000 and 68.5%, respectively.  The dollar increase in our total cost of revenue is primarily due to the cost overruns on two projects in our Suisun City Operations and one project in our Portland Operations and partially due to the corresponding increase in revenue during the three months ended October 31, 2010. The increase as a percentage of revenue is due primarily to the cost overruns on the three projects described above, and secondarily to the revenue blend attributable to our existing operations, primarily from the lower gross margin earned on electrical power work performed in the public services sector as a result of increased competitive pressure.  Current economic conditions have negatively affected the public services sector and our electrical power segment in California, with general spending slowed at the state and local government level due to a decrease in tax revenue and credit impediments.  Unfortunately we have experienced higher costs of revenue in this sector due to increased competitive pressure for remaining public service bids, with California being more adversely impacted from competition than the other operations in this segment.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses

For the three months ended October 31, 2010, total selling, general and administrative expenses were approximately $6,097,000 or 22.8% of total revenue compared to $6,287,000, or 25.9% of revenue for the same period of the prior year. Included in selling, general and administrative expenses for the three months ended October 31, 2010 is $3,398,000 for salaries, commissions, payroll taxes and other employee benefits. The $203,000 decrease in salaries and payroll taxes compared to the prior year is due primarily to the restructuring of several operations offset by the increase in headcount as a result of the acquisition of Pride. Professional fees were $710,000, which include accounting, legal and investor relation fees. The $186,000 increase in professional fees compared to the prior year is due primarily to  $276,000 of investment banking services from a third party in connection with pursuing strategic alternatives. Insurance costs were $576,000 and rent for office facilities was $261,000.  Automobile and other travel expenses were $391,000 and telecommunication expenses were $138,000. Other selling, general and administrative expenses totaled $622,000. For the three months ended October 31, 2010, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $1,690,000, $539,000 and $2,672,000, respectively, with the balance of approximately $1,196,000 pertaining to corporate expenses.

For the three months ended October 31, 2009, total selling, general and administrative expenses were approximately $6,287,000, or 25.9% of total revenue. Included in selling, general and administrative expenses for the three months ended October 31, 2009 is $3,601,000 for salaries, commissions, payroll taxes and other employee benefits. Professional fees were $524,000, which include accounting, legal and investor relation fees. Insurance costs were $573,000 and rent for office facilities was $248,000.  Automobile and other travel expenses were $522,000 and telecommunication expenses were $160,000. Other selling, general and administrative expenses totaled $659,000. For the three months ended October 31, 2009, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $1,694,000, $570,000 and $2,879,000, respectively, with the balance of approximately $1,144,000 pertaining to corporate expenses.

Depreciation and Amortization

For the three months ended October 31, 2010 and 2009, depreciation was approximately $543,000 and $507,000, respectively.  The increase in depreciation is due to the purchase of property and equipment and the acquisition of fixed assets from acquiring Pride.  The amortization of customer lists and backlog for the three months ended October 31, 2010 was approximately $179,000 as compared to $151,000 for the same period of the prior year.  The increase in amortization is due to the acquisition of Pride.  All customer lists are amortized over a period of three to nine years from the date of their acquisitions. Backlog is amortized over a period of one to three years from the date of acquisition based on the expected completion period of the related contracts.

Goodwill Impairment

For the three months ended October 31, 2010, we recorded a goodwill impairment charge of $4,300,000 related to the Suisun City reporting unit.  This charge is an estimate that may be adjusted in future periods following the completion of the second step of the goodwill impairment testing in the third fiscal quarter, which includes calculating an implied fair value of the goodwill of the Suisun City reporting unit, by allocating the fair values of substantially all of its individual assets, liabilities and identified intangible assets, as if Suisun City had been acquired in a business combination. This impairment charge is a non-cash charge that does not impact our consolidated cash flows or EBITDA.

Change in Fair Value of Acquisition-Related Contingent Consideration

For the three months ended October 31, 2010 and 2009, the change in fair value of acquisition-related contingent consideration was approximately $74,000 and $0, respectively. The change in fair value of acquisition-related contingent consideration is due to the non-cash expense recorded in the fiscal 2011 income statement for the change in present value of future payments of acquisition-related contingent consideration related to the Pride acquisition.

Interest Expense and Interest Income

For the three months ended October 31, 2010 and 2009, interest expense was approximately $62,000 and $78,000, respectively. The decrease in interest expense is due principally to a reduction of the debt issuance costs partially offset by an increase in interest expense due to an increase in the interest rate and increase in outstanding borrowings on the line of credit compared to October 31, 2009. As of October 31, 2010, there was $7,626,056 of total borrowings outstanding under the line of credit.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           For the three months ended October 31, 2010 and 2009, interest income was approximately $14,000 and $2,000, respectively. The increase in interest earned is due to the increase in interest rates and cash in our Australia operations compared to the same period in the prior year.

Income Taxes

The effective income tax rate for the three months ended October 31, 2010 was 7% as compared to 48% for same period in the prior year. The decrease was primarily due to the impact of the non-deductibility of the goodwill impairment charge of $4,300,000 and change in fair value of acquisition related contingent consideration recorded for the acquisition by our Australian Operations in the amount of $73,594. Non-deductible expenses cause the effective tax rate to decrease when there is a pre-tax loss, as was the case in the three months ended October 31, 2010.

We currently anticipate that our effective income tax rate for the year 2011 will be estimated to be 11% which compares with prior fiscal year rate of 50%. The non-deductibility of the goodwill impairment charge and change in fair value of acquisition related contingent consideration, which decreased our effective tax rate for the three months ended October 31, 2010, will increase our effective tax rate for the full year if we marginally reduce our pre-tax loss, as is currently expected. Partially offsetting the impact of the non-deductible change in fair value of Australian acquisition related contingent consideration is the favorable impact of earnings from our Australian Operations, whose earnings are expected to be permanently reinvested outside the United States. It is possible that our estimated full year effective tax rate could change from the mix of foreign and domestic pre-tax earnings or from further non-tax deductible charges to the income.

Net (Loss) Income Attributable to WPCS

The net loss attributable to WPCS was approximately $5,963,000 for the three months ended October 31, 2010. Net loss was net of Federal and state income tax benefit of approximately $478,000.

The net income attributable to WPCS was approximately $337,000 for the three months ended October 31, 2009. Net income was net of Federal and state income tax expense of approximately $255,000.

Results of Operations for the Six Months Ended October 31, 2010 Compared to the Six Months Ended October 31, 2009

Consolidated results for the six months ended October 31, 2010 and 2009 were as follows:

	Six Months Ended
	October 31,
	2010		2009

REVENUE	$55,575,576	100.0%	$49,585,343	100.0%

COSTS AND EXPENSES:
Cost of revenue	44,697,985	80.4%	34,910,296	70.5%
Selling, general and administrative expenses	12,013,338	21.6%	12,140,145	24.5%
Depreciation and amortization	1,456,321	2.6%	1,308,143	2.5%
Goodwill impairment	4,300,000	7.8%	-	0.0%
Change in fair value of acquisition-related contingent consideration	136,646	0.2%	-	0.0%

Total costs and expenses	62,604,290	112.6%	48,358,584	97.5%

OPERATING (LOSS) INCOME	(7,028,714)	(12.6%)	1,226,759	2.5%

OTHER EXPENSE (INCOME):
Interest expense	116,737	0.2%	140,637	0.3%
Interest income	(24,368)	(0.0%)	(3,531)	(0.0%)

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) PROVISION	(7,121,083)	(12.8%)	1,089,653	2.2%

Income tax (benefit) provision	(716,448)	(1.3%)	492,687	1.0%

NET (LOSS) INCOME	(6,404,635)	(11.5%)	596,966	1.2%

Net loss attributable to noncontrolling interest	(65,506)	(0.1%)	(174,738)	(0.4%)

NET (LOSS) INCOME ATTRIBUTABLE TO WPCS	$(6,339,129)	(11.4%)	$771,704	1.6%

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Revenue for the six months ended October 31, 2010 was approximately $55,576,000, as compared to approximately $49,585,000 for the six months ended October 31, 2009. The increase in revenue for the period was primarily attributable to the acquisition of Pride and secondarily from organic growth in our specialty construction segment.

Wireless communication segment revenue for the six months ended October 31, 2010 and 2009 was approximately $14,386,000 or 25.9% and $14,713,000 or 29.7% of total revenue, respectively. The decrease in revenue and percentage were due primarily to reductions, delays or postponements of projects at the state and local government level for public services projects.

Specialty construction segment revenue for the six months ended October 31, 2010 and 2009 was approximately $8,420,000 or 15.1% and $4,899,000 or 9.9% of total revenue, respectively. The increase of the revenue and percentage were due primarily to the increase in revenue from the School District of Philadelphia project, resulting in an organic revenue growth rate of approximately 72% for the six months ended October 31, 2010.

Electrical power segment revenue for the six months ended October 31, 2010 and 2009 was approximately $32,770,000 or 59.0% and $29,974,000 or 60.4% of total revenue, respectively.  The increase in revenue was primarily attributable to the acquisition of Pride.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs.  Our cost of revenue was approximately $44,698,000 or 80.4% of revenue for the six months ended October 31, 2010, compared to $34,910,000 or 70.4% for the same period in the prior year.  The dollar increase in our total cost of revenue is due primarily to the cost overruns on two projects in our Suisun City Operations and one project in our Portland Operations and competitive pressure on work performed in the public services sector, and partially to increases in revenue at certain operations centers during the six months ended October 31, 2010. The increase as a percentage of revenue is due primarily to the blend of project revenue attributable to our existing operations and recent acquisition, and from the project cost overruns described above.  Historically, over the past three fiscal years our cost of revenue as a percentage of revenue has ranged from approximately 69% to 80%.  The cost of revenue percentage is expected to improve in the future quarters based on our  on our mix of project revenue.

Wireless communication segment cost of revenue and cost of revenue as a percentage of revenue for the six months ended October 31, 2010 and 2009 was approximately $10,513,000 and 73.1% and $10,721,000 and 72.9%, respectively.  The dollar decrease in our cost of revenue is due primarily to the corresponding decrease in revenue during the six months ended October 31, 2010.  This increase in cost of revenue as a percentage of revenue remained relatively consistent for the six months ended October 31, 2010 compared to the same period in the prior year.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Specialty construction segment cost of revenue and cost of revenue as a percentage of revenue for the six months ended October 31, 2010 and 2009 was approximately $6,285,000 and 74.6% and $3,168,000 and 64.7%, respectively. The primary reason for the dollar increase in cost of revenue is due to an increase in project costs and resulting lower gross profit on the mix of project work awarded during the six months ended October 31, 2010, compared to the same period in the prior year, driven by the School District of Philadelphia project, and partially from the corresponding increase in revenue in certain operations during the six months ended October 31, 2010. The increase as a percentage of revenue is due to the blend of project revenue attributable to our existing operations.

Electrical power segment cost of revenue and cost of revenue as a percentage of revenue for the six months ended October 31, 2010 and 2009 was approximately $27,900,000 and 85.1% and $21,022,000 and 70.1%, respectively.  The dollar increase in our cost of revenue is due primarily to the cost overruns on two projects in our Suisun City Operations and one project in our Portland Operations and secondarily to the corresponding increase in revenue during the six months ended October 31, 2010 from the Pride acquisition. The increase as a percentage of revenue is due primarily to the project cost overruns described above, and secondarily to the revenue blend attributable to our existing operations, from the lower gross margins earned on electrical power work performed in the public services sector as a result of increased competitive pressure.

Selling, General and Administrative Expenses

For the six months ended October 31, 2010, total selling, general and administrative expenses were approximately $12,013,000 or 21.6% of total revenue compared to $12,140,000, or 24.5% of revenue for the same period of the prior year. Included in selling, general and administrative expenses for the six months ended October 31, 2010 is $7,117,000 for salaries, commissions, payroll taxes and other employee benefits. The $54,000 decrease in salaries and payroll taxes compared to the prior year is due primarily to the restructuring of several operations offset by the increase in headcount as a result of the acquisition of Pride. Professional fees were $1,110,000, which include accounting, legal and investor relation fees. The $167,000 increase in professional fees compared to the prior year is due primarily to $276,000 of  investment banking services from a third party in connection with pursuing strategic alternatives. Insurance costs were $1,132,000 and rent for office facilities was $539,000.  Automobile and other travel expenses were $825,000 and telecommunication expenses were $290,000. Other selling, general and administrative expenses totaled $1,000,000. For the six months ended October 31, 2010, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $3,283,000, $1,179,000 and $5,538,000, respectively, with the balance of approximately $2,013,000 pertaining to corporate expenses.

For the six months ended October 31, 2009, total selling, general and administrative expenses were approximately $12,140,000, or 24.5% of total revenue. Included in selling, general and administrative expenses for the six months ended October 31, 2009 is $7,171,000 for salaries, commissions, payroll taxes and other employee benefits. Professional fees were $943,000, which include accounting, legal and investor relation fees. Insurance costs were $1,234,000 and rent for office facilities was $520,000.  Automobile and other travel expenses were $975,000 and telecommunication expenses were $318,000. Other selling, general and administrative expenses totaled $979,000. For the six months ended October 31, 2009, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $3,500,000, $1,233,000 and $5,457,000, respectively, with the balance of approximately $1,950,000 pertaining to corporate expenses.

Depreciation and Amortization

For the six months ended October 31, 2010 and 2009, depreciation was approximately $1,106,000 and $1,008,000, respectively.  The increase in depreciation is due to the purchase of property and equipment and the acquisition of fixed assets from acquiring Pride. The amortization of customer lists and backlog for the six months ended October 31, 2010 was $350,000 as compared to $300,000 for the same period of the prior year. The increase in amortization is due to the acquisition of Pride. All customer lists are amortized over a period of five to nine years from the date of their acquisitions. Backlog is amortized over a period of one to three years from the date of acquisition based on the expected completion period of the related contracts.

Goodwill Impairment

For the six months ended October 31, 2010, we recorded a goodwill impairment charge of $4,300,000 related to the Suisun City reporting unit.  This charge is an estimate that may be adjusted in future periods following the completion of the second step of the goodwill impairment testing in the third fiscal quarter, which includes calculating an implied fair value of the goodwill of the Suisun City reporting unit, by allocating the fair values of substantially all of its individual assets, liabilities and identified intangible assets, as if Suisun City had been acquired in a business combination. This impairment charge is a non-cash charge that does not impact our consolidated cash flows or EBITDA.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Change in Fair Value of Acquisition-Related Contingent Consideration

For the six months ended October 31, 2010 and 2009, the change in fair value of acquisition-related contingent consideration was approximately $137,000 and $0, respectively.  The change in fair value of acquisition-related contingent consideration is due to the non-cash expense recorded in the fiscal 2011 income statement for the change in present value of future payments of acquisition-related contingent consideration related to the Pride acquisition.

Interest Expense and Interest Income

For the six months ended October 31, 2010 and 2009, interest expense was approximately $117,000 and $141,000, respectively. The decrease in interest expense is due principally to a reduction of the debt issuance costs partially offset by an increase in interest expense due to an increase in the interest rate and increase in outstanding borrowings on the line of credit compared to October 31, 2009. As of October 31, 2010, there was $7,626,056 of total borrowings outstanding under the line of credit compared to $5,626,056 as of October 31, 2009.

           For the six months ended October 31, 2010 and 2009, interest income was approximately $24,000 and $4,000, respectively. The increase in interest earned is due principally to an increase in cash and cash equivalent balances in Australia compared to the same period in the prior year, which earn higher rates than domestic cash balances, offset by a decrease in our cash and cash equivalents balance domestically and to decreases in interest rates domestically, compared to the same period in the prior year.

Income taxes

The effective income tax rate for the six months ended October 31, 2010 was 10% as compared to 45% for same period in the prior year. The decrease was primarily due to the impact of the non-deductibility of the goodwill impairment charge of $4,300,000 and change in fair value of acquisition related contingent consideration recorded for the acquisition by our Australia Operations in the amount of $136,646. Non-deductible expenses cause the effective tax rate to decrease when there is a pre-tax loss, as was the case in the six months ended October 31, 2010.

We currently anticipate that our effective income tax rate for the year 2011 will be estimated to be 11% which compares with the prior fiscal year rate of 50%. The non-deductibility of the goodwill impairment charge and change in fair value of acquisition related contingent consideration, which decreased our effective tax rate for the six months ended October 31, 2010, will increase our effective tax rate for the full year if we marginally reduce our pre-tax loss, as is currently expected. Partially offsetting the impact of the non-deductible Australian acquisition related contingent consideration is the favorable impact of earnings from our Australia Operations, whose earnings are expected to be permanently reinvested outside the United States. It is possible that our estimated full year effective tax rate could change from the mix of foreign and domestic pre-tax earnings or from further non-tax deductible charges to the income.

Net (Loss) Income Attributable to WPCS

The net loss attributable to WPCS was approximately $6,339,000 for the six months ended October 31, 2010. Net loss was net of Federal and state income tax benefit of approximately $716,000.

The net income attributable to WPCS was approximately $772,000 for the six months ended October 31, 2009. Net income was net of Federal and state income tax expense of approximately $493,000.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At October 31, 2010, we had working capital of approximately $19,919,000, which consisted of current assets of $46,464,000 and current liabilities of $26,545,000.  Our working capital needs are influenced by our level of operations, and generally increase with higher levels of revenue.  Our sources of cash in the last several years have come from operating activities and credit facility borrowings.

Operating activities used approximately $1,395,000 in cash for the six months ended October 31, 2010. The sources of cash from operating activities total approximately $8,705,000, comprised of approximately $5,991,000 in net non-cash charges, a $1,867,000 decrease in costs and estimated earnings in excess of billings on uncompleted contracts, a $398,000 increase in billings in excess of costs and estimated earnings on uncompleted contracts, a $116,000 increase in deferred revenue, a $295,000 increase in accounts payable and accrued expenses and a $38,000 decrease in other assets. The uses of cash from operating activities total approximately $10,100,000, comprised of a net loss of approximately $6,405,000, an approximate $1,275,000 increase in accounts receivable, a $388,000 increase in inventory, an $841,000 increase in prepaid expenses and other current assets, and a $1,191,000 decrease in income tax payable. Net earnings adjusted for non-cash items used cash of approximately $413,000 versus provided approximately $1,946,000 in same period of fiscal 2010.  Working capital components used cash of approximately $982,000 for the six months ended October 31, 2010 versus providing cash of approximately $1,069,000 in the same period in the prior year.   The use of working capital was due primarily to the increase in costs and estimated earnings on uncompleted contracts primarily as a result of unbilled revenue on large projects being completed for two customer projects, the School District of Philadelphia and a general contractor.

Our investing activities utilized approximately $619,000 in cash for acquiring property and equipment during the six months ended October 31, 2010.

Our financing activities provided cash of approximately $2,150,000 during the six months ended October 31, 2010.  Financing activities include additional borrowing under lines of credits of $2,000,000, additional borrowing from our joint venture partner of $237,000, and repayments of loan payables and capital lease obligations of approximately $87,000.

Our capital requirements depend on numerous factors, including the market for our services, the resources we devote to developing, marketing, selling and supporting our business, the timing and extent of establishing additional markets and other factors.

On April 10, 2010, we renewed our loan agreement (Loan Agreement) with Bank of America, N.A. (BOA), for three years under terms similar to the prior loan agreement with BOA, including the same customary covenants. The Loan Agreement provides for a revolving line of credit in an amount not to exceed $15,000,000, together with a letter of credit facility not to exceed $2,000,000. We also entered into a security agreement with BOA, pursuant to which we granted a security interest to BOA in all of our domestic assets and 65% of the capital stock of our Australia Operations. The Loan Agreement contains customary covenants, including but not limited to (i) funded debt to tangible net worth and (ii) minimum interest coverage ratio. At October 31, 2010, outstanding borrowings were $7,626,056 under the Loan Agreement, and borrowings bore interest at BOA’s prime rate (3.25% at October 31, 2010) or at the optional interest rate of LIBOR plus two hundred seventy-five basis points, with an  unused loan commitment fee of .0375%.

As of July 31, 2010, we were in default of the financial covenants under the Loan Agreement.  On September 14, 2010, we obtained a waiver for this non-compliance from BOA for the period ended July 31, 2010.  In addition, BOA amended the Loan Agreement to eliminate the interest coverage ratio for the periods ended October 31, 2010 and January 31, 2011, and to reinstate this covenant for the year ending April 30, 2011.  The amendment also included the addition of another financial covenant, whereby we must meet a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) target of $844,000, $1,983,000, and $3,475,000 for the periods ended October 31, 2010, January 31, 2011 and April 30, 2011, respectively.  In connection with the execution and delivery of the waiver, we paid BOA a waiver fee of $15,000.

As of October 31, 2010, we were in default on the amended financial covenants under the Loan Agreement due to the operating loss in the second quarter of this fiscal year. As a result, we are currently negotiating and expect to complete the terms of a forbearance agreement with BOA (the Forbearance Agreement). Under the expected terms of the Forbearance Agreement, BOA will not exercise its rights or remedies against us as a result of these events of default until February 28, 2011, and availability under the credit facility will be limited to a maximum of $7.6 million or a lower threshold based on accounts receivable and inventory. Borrowings under the facility are anticipated to bear interest at BOA’s prime rate plus two percentage points (5.25% at December 15, 2010), and the we expect to pay BOA a fee of $35,000 in connection with the execution and delivery of the Forbearance Agreement. Due to the short-term nature of the Forbearance Agreement, the line of credit borrowings under the Loan Agreement are classified as a current liability. If we are not successful in entering into the Forbearance Agreement and if BOA demands current payment of the amounts outstanding under the Loan Agreement, we will need to seek alternative short-term financing, which may not be available on terms acceptable to us or at all.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At October 31, 2010, we had cash and cash equivalents of approximately $5,785,000 and working capital of approximately $19,919,000.     We believe we have sufficient working capital to meet our short term needs.  Prior to the six months ended October 31, 2010, we have been routinely profitable on an annual basis and have generally financed our working capital needs through funds generated from income from operations.  Borrowings under our Loan Agreement have been used primarily to finance acquisitions when necessary.    We expect that our existing working capital will be sufficient if we need to repay the Loan Agreement.

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

The China Operations has outstanding loans due within the next twelve months to our joint venture partner, Taian Gas Group (TGG), of approximately $3,607,000. We expect for TGG to renew any remaining unpaid loan balances in its continued support of the China Operations consistent with historical practice.

Our future operating results may be affected by a number of factors including our success in bidding on future contracts and our continued ability to manage controllable costs effectively. To the extent we grow by future acquisitions that involve consideration other than stock, our cash requirements may increase.

On November 4, 2009, we acquired Pride. The purchase price represents an amount up to $3,408,913 of which $1,975,429 was paid upon closing.  We will pay additional purchase price to the former Pride shareholders over each of the next two years based upon the achievement of future earnings before interest and taxes (EBIT) targets.  This acquisition-related contingent consideration arrangement requires us to pay the former Pride shareholders $919,488 if Pride’s EBIT for the twelve month period ending October 31, 2010 equals or exceeds $1,103,386 (the Target Amount) and another $919,488 if Pride’s EBIT for the twelve month period ending October 31, 2011 equals or exceeds the Target Amount.  In the event that Pride’s EBIT is less than the Target Amount for either measuring period, such $919,488 payment will be reduced by the percentage of the shortfall between the actual EBIT and the Target Amount.  It is expected that the Pride EBIT will exceed the Target Amount for the first twelve month period ended October 31, 2010.  As a result, we expect to make the first contingent consideration payment of $919,488 to the former Pride shareholders in the third quarter in accordance with the purchase agreement terms. The fair value of the acquisition-related contingent consideration was $1,433,483 as of the acquisition date and increased to $1,794,504 as of October 31, 2010, due primarily to the $261,737 non-cash expense recorded from the acquisition date through October 31, 2010 for the change in the fair value of the contingent consideration from the present value of the future payments of this obligation as of the reporting date. This additional expense is not deductible for income tax purposes. We determined the fair value of the obligation to pay the contingent consideration based on the probability-weighted income approach, and is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the Accounting Standards Codification.  Pride is an electrical and security services provider specializing in the commercial and government sectors and focuses on low voltage security installations, alarm systems, video surveillance and access controls.   The acquisition of Pride provides further international expansion into Australia.

Backlog

As of October 31, 2010, we had a backlog of unfilled orders of approximately $36.9 million compared to approximately $40.7 million at July 31, 2010. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

The accounting policies identified as critical are as follows:

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. The most significant estimates relate to revenue recognition based on the estimation of percentage of completion on uncompleted contracts, valuation of inventory, allowance for doubtful accounts, effective income tax rates, estimated life of customer lists and estimates of the fair value of reporting units and discounted cash flows used in determining whether goodwill has been impaired (including the estimated write off of goodwill). Actual results could differ from those estimates.

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

Based on a combination of factors that occurred in the second quarter ended October 31, 2010, including the operating results and the loss of two key persons in our Suisun City reporting unit, we concluded that an interim goodwill impairment triggering event had occurred, and accordingly performed a testing of the carrying value of the $7.9 million of goodwill for the Suisun City reporting unit.  After this testing, we concluded that the carrying value of the Suisun City reporting unit exceeded the fair value of this reporting unit.  Accordingly, we took the second step of the goodwill impairment analysis and determined that the implied fair value of the Suisun City reporting unit goodwill was $3.6 million using Level 3 measurement as defined in the Accounting Standards Codification (ASC), and is based on significant inputs not observable in the market.  As a result, we recorded an estimated non-cash goodwill charge of $4.3 million, or $0.62 per diluted share, in the second quarter ended October 31, 2010. We expect to complete the second step of the goodwill impairment test in the third fiscal quarter, which includes calculating an implied fair value of the goodwill of the Suisun City reporting unit, by allocating the fair values of substantially all of its individual assets, liabilities and identified intangible assets, as if Suisun City had been acquired in a business combination. The completion of this second step may result in an adjustment to the goodwill impairment charge in future periods. Management cannot estimate any such adjustment until the analyses  have been performed.

We also reviewed the significant estimates  described above for our other reporting units, and concluded that there were no additional events or circumstances at this time that would more likely than not reduce the fair value of a reporting unit below its carrying amount, that would require interim impairment testing.

Additionally, we evaluated the reasonableness of the estimated fair value of our reporting units by reconciling to our market capitalization. This reconciliation allowed us to consider market expectations in corroborating the reasonableness of the fair value of our reporting units. In addition, we compared our market capitalization, including an estimated control premium that an investor would be willing to pay for a controlling interest in us and the discount our common stock trades compared to our peer group of companies.  The determination of a control premium and trading discount requires the use of judgment and is based primarily on comparable industry and deal-size transactions, related synergies and other benefits. Our market capitalization has declined as a result of market-driven decreases in our stock trading price.  This decline was consistent with overall market conditions and was not considered to be a result in its expectations of future cash flows. Our reconciliation of the gap between our market capitalization and the aggregate fair value of us depends on various factors, some of which are qualitative and involve management judgment, including high backlog coverage of future revenue and experience in meeting operating cash flow targets.

However, future events or circumstances could cause us to conclude that impairment indicators exist and that goodwill associated with our reporting units is impaired.  Any resulting impairment loss could have an adverse effect on our future results of operations.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of October 31, 2010. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

As a result of cost overruns that occurred in our Suisun City Operations, improvements have been made to the internal controls in the Suisun City Operations including a change to the management of this operations center and the implementation of additional review processes for related project bids.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings or claims. On December 9, 2010, we obtained a stipulation to the dismissal without prejudice to a purported class action lawsuit in the Court of Chancery of the State of Delaware against the Company and its directors. The case was Pignataro v. WPCS International Incorporated, et al.

ITEM 1A.               RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

As of October 31, 2010, the Company was in default on the amended financial covenants under the Loan Agreement due to the operating loss in the second quarter of this fiscal year. Specifically, the Company failed to meet (i) the $844,000.00 minimum EBITDA requirement; and (ii) the maximum Funded Debt to EBITDA ratio of 4.25 to 1.00.  As a result, BOA has the right to demand immediate repayment of the outstanding amount, which is approximately $7,632,940.23 as of December 14, 2010. The Company is currently negotiating and expects to complete the terms of the Forbearance Agreement with BOA.

ITEM 4.                  (REMOVED AND RESERVED)

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

WPCS INTERNATIONAL INCORPORATED

Date: December 15, 2010	By:	/s/ JOSEPH HEATER
Joseph Heater
Chief Financial Officer