Form 10-Q
period 2011-01-31
WPCS INTERNATIONAL INC
filed 2011-03-17
CIK 1086745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended January 31, 2011

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

As of March 10, 2011, there were 6,954,766 shares of registrant’s common stock outstanding.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

		Condensed consolidated balance sheets at January 31, 2011 (unaudited) and April 30, 2010	3-4

		Condensed consolidated statements of operations for the three and nine months ended January 31, 2011and 2010 (unaudited)	5

		Condensed consolidated statements of comprehensive income (loss) for the three and nine months ended January 31, 2011and 2010 (unaudited)	6

		Condensed consolidated statement of equity for the nine months ended January 31, 2011 (unaudited)	7

		Condensed consolidated statements of cash flows for the nine months ended January 31, 2011and 2010 (unaudited)	8-9

		Notes to unaudited condensed consolidated financial statements	10-18

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-35

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	36

	ITEM 4.	Controls and Procedures	37

PART II.	OTHER INFORMATION

	ITEM 1	Legal Proceedings	38
	ITEM 1A	Risk Factors	38
	ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	38
	ITEM 3	Defaults Upon Senior Securities	38
	ITEM 4	(Removed and Reserved)	38
	ITEM 5	Other Information	38
	ITEM 6	Exhibits	38

	SIGNATURES		39

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
ASSETS	2011	2010
	(Unaudited)	(Note 1)
CURRENT ASSETS:

Cash and cash equivalents	$5,581,036	$5,584,309
Accounts receivable, net of allowance of $189,724 and $206,617 at January 31, 2011 and April 30, 2010, respectively	23,587,456	26,011,955
Costs and estimated earnings in excess of billings on uncompleted contracts	6,444,060	8,859,056
Inventory	2,957,067	2,720,052
Prepaid expenses and other current assets	1,986,245	848,626
Prepaid income taxes	379,751	-
Income taxes receivable	1,429,634	-
Deferred tax assets	578,873	666,000
Total current assets	42,944,122	44,689,998

PROPERTY AND EQUIPMENT, net	6,335,993	6,468,787

OTHER INTANGIBLE ASSETS, net	1,708,326	2,112,058

GOODWILL	28,310,000	34,919,384

OTHER ASSETS	139,221	162,858

Total assets	$79,437,662	$88,353,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND EQUITY	January 31,	April 30,
	2011	2010
	(Unaudited)	(Note 1)
CURRENT LIABILITIES:

Current portion of loans payable	$37,407	$63,683
Income taxes payable	-	107,417
Borrowings under line of credit	6,690,488	-
Current portion of capital lease obligations	61,648	81,950
Accounts payable and accrued expenses	9,517,705	10,962,016
Billings in excess of costs and estimated earnings on uncompleted contracts	2,341,700	1,853,131
Deferred revenue	584,256	503,502
Due joint venture partner	3,323,778	3,288,294
Acquisition-related contingent consideration	997,606	851,516
Total current liabilities	23,554,588	17,711,509

Acquisition-related contingent consideration, net of current portion	880,886	726,677
Borrowings under line of credit	-	5,626,056
Loans payable, net of current portion	18,048	46,364
Capital lease obligations, net of current portion	26,178	69,961
Deferred tax liabilities	1,921,508	2,018,462
Total liabilities	26,401,208	26,199,029

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued	-	-
Common stock - $0.0001 par value, 25,000,000 shares authorized, 6,954,766
shares issued and outstanding at January 31, 2011 and April 30, 2010	695	695
Additional paid-in capital	50,418,824	50,346,655
Retained earnings	433,657	10,235,590
Accumulated other comprehensive income on foreign currency translation, net of
tax effects of $25,197 and $19,581 at January 31, 2011 and April 30, 2010, respectively	908,756	398,116

Total WPCS shareholders' equity	51,761,932	60,981,056

Noncontrolling interest	1,274,522	1,173,000

Total equity	53,036,454	62,154,056

Total liabilities and equity	$79,437,662	$88,353,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010

REVENUE	$23,434,729	$26,972,380	$79,010,305	$76,557,723

COSTS AND EXPENSES:
Cost of revenue	18,424,200	20,561,172	63,122,185	55,471,468
Selling, general and administrative expenses	5,643,916	5,660,707	17,657,254	17,800,852
Depreciation and amortization	638,337	662,705	2,094,658	1,970,848
Goodwill impairment	2,600,000	-	6,900,000	-
Change in fair value of acquisition-related contingent consideration	41,784	-	178,430	-

Total costs and expenses	27,348,237	26,884,584	89,952,527	75,243,168

OPERATING (LOSS) INCOME	(3,913,508)	87,796	(10,942,222)	1,314,555

OTHER EXPENSE (INCOME):
Interest expense	293,274	53,294	410,011	193,931
Interest income	(11,436)	(5,821)	(35,804)	(9,352)

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) PROVISION	(4,195,346)	40,323	(11,316,429)	1,129,976

Income tax (benefit) provision	(874,089)	(12,253)	(1,590,537)	480,434

NET (LOSS) INCOME	(3,321,257)	52,576	(9,725,892)	649,542
Net income (loss) attributable to noncontrolling interest	141,547	(18,250)	76,041	(192,988)

NET (LOSS) INCOME ATTRIBUTABLE TO WPCS	$(3,462,804)	70,826	(9,801,933)	$842,530

Basic net (loss) income per common share attributable to WPCS	$(0.50)	$0.01	$(1.41)	$0.12

Diluted net (loss) income per common share attributable to WPCS	$(0.50)	$0.01	$(1.41)	$0.12

Basic weighted average number of common shares outstanding	6,954,766	6,944,032	6,954,766	6,942,855

Diluted weighted average number of common shares outstanding	6,954,766	6,968,587	6,954,766	6,966,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Net (loss) income	$(3,462,804)	$70,826	$(9,801,933)	$842,530

Other comprehensive income - foreign currency translation adjustments, net of tax effects of $10,147, $120, $32,837 and ($791), respectively	181,568	136,593	536,121	674,140

Comprehensive (loss) income	(3,281,236)	207,419	(9,265,812)	1,516,670

Comprehensive (income) loss attributable to noncontrolling interest	(7,863)	(105)	(25,481)	614
Comprehensive (loss) income attributable to WPCS	(3,289,099)	207,314	(9,291,293)	1,517,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY
NINE MONTHS ENDED JANUARY 31, 2011
(Unaudited)
							Accumulated
							Other Compre-
	Preferred Stock		Common Stock		Additional Paid-In	Retained	hensive Income,	WPCS Shareholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	net of taxes	Equity	Interest	Equity

BALANCE, MAY 1, 2010	-	$-	6,954,766	$695	$50,346,655	$10,235,590	$398,116	$60,981,056	$1,173,000	$62,154,056

Stock-based compensation	-	-	-	-	72,169	-	-	72,169	-	72,169

Accumulated other comprehensive income	-	-	-	-	-	-	510,640	510,640	25,481	536,121

Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	76,041	76,041

Net loss attributable to WPCS	-	-	-	-	-	(9,801,933)	-	(9,801,933)	-	(9,801,933)

BALANCE, JANUARY 31, 2011	-	$-	6,954,766	$695	$50,418,824	$433,657	$908,756	$51,761,932	$1,274,522	$53,036,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	January 31,
	2011	2010
OPERATING ACTIVITIES :
Net (loss) income	$(9,725,892)	$649,542
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,094,658	1,970,848
Stock-based compensation	72,169	108,598
Provision for doubtful accounts	98,159	47,057
Amortization of debt issuance costs	92,319	35,255
Goodwill impairment	6,900,000	-
Change in the fair value of acquisition-related contingent consideration	178,430	-
(Gain) loss on sale of fixed assets	(69,612)	5,464
Deferred income taxes	(51,410)	(48,132)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,622,567	(635,950)
Costs and estimated earnings in excess of billings on uncompleted contracts	2,463,170	(834,896)
Inventory	(408,992)	(389,449)
Prepaid expenses and other current assets	(1,178,988)	50,126
Other assets	23,637	359
Accounts payable and accrued expenses	(1,566,823)	(440,890)
Billings in excess of costs and estimated earnings on uncompleted contracts	472,413	(371,371)
Deferred revenue	80,693	138,754
Income taxes receivable	(1,536,068)	-
Prepaid taxes	(379,751)	(73,506)
NET CASH PROVIDED BY OPERATING ACTIVITIES	180,679	211,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Nine Months Ended
	January 31,
	2011	2010

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(1,133,541)	(1,060,019)
Acquisition of businesses, net of cash received	-	(1,538,718)
NET CASH USED IN INVESTING ACTIVITIES	(1,133,541)	(2,598,737)

FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	-	17,249
Borrowings under lines of credit	1,064,432	-
Repayments under loans payable, net	(56,076)	(80,645)
(Repayments to) borrowings from joint venture partner	(71,058)	155,161
Repayments of capital lease obligations	(64,085)	(71,601)
Distribution to noncontrolling interest	-	(88,558)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	873,213	(68,394)

Effect of exchange rate changes on cash	76,376	32,165

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,273)	(2,423,157)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	5,584,309	6,396,810
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$5,581,036	$3,973,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q of Article 10 of Regulation S-X and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2010 included in the Company’s Annual Report on Form 10-K.  The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of condensed consolidated financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine month periods ended January 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2011. The amounts for the April 30, 2010 balance sheet have been extracted from the audited consolidated financial statements included in Form 10-K for the year ended April 30, 2010.

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

Fair Value of Financial Instruments

The Company’s material financial instruments at January 31, 2011 and for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, account payable, line of credit and loans payable. The fair values of cash and cash equivalents, accounts receivable, and account payable are equal to their carrying value because of their liquidity and short-term maturity. Management believes that the fair values of the line of credit and loans payable do not differ materially from their aggregate carrying values in that substantially all the obligations bear variable interest rates that are based on market rates or interest rates that are periodically adjustable to rates that are based on market rates.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other Intangible Assets

Goodwill represents the amount by which the purchase prices of the Company's wholly-owned subsidiaries were in excess of the fair value of identifiable net assets as of date of acquisition.  Other intangible assets have finite useful lives and are comprised of customer lists and backlog.

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

Based on a combination of factors that occurred in the second quarter ended October 31, 2010, including the operating results and the transition of the former management team in the Company’s Suisun City reporting unit, management concluded that an interim goodwill impairment triggering event had occurred, and accordingly performed a testing of the carrying value of $7.9 million of goodwill for the Suisun City reporting unit.  After this testing, management concluded that the carrying value of the Suisun City reporting unit exceeded the fair value of this reporting unit.  Accordingly, the Company performed the second step of the goodwill impairment analysis and preliminarily determined that the estimated implied fair value of the Suisun City reporting unit goodwill was $3.6 million.  As a result, the Company recorded an estimated non-cash goodwill impairment charge of $4.3 million in the second quarter ended October 31, 2010.

The Company finalized the second step of the Suisun City goodwill impairment test in the third quarter ended January 31, 2011 and determined that the actual implied fair value of the goodwill amounted to approximately $1.0 million. The completion of this second step resulted in an additional goodwill impairment charge of $2.6 million in the third quarter ended January 31, 2011, for a total goodwill impairment charge for the Suisun City reporting unit of $6.9 million for the nine months ended January 31, 2011. The Company is using Level 3 measurement as defined in the Accounting Standards Codification (ASC), and is based on significant inputs not observable in the market using a discounted cash flow valuation technique which includes an estimated discount rate of 14%, future short-term and long-term revenue growth rates ranging from 10% to 5%, gross margin of 18%, and selling, general and administrative expenses at 13% of revenue. The implied fair value of the goodwill of the Suisun City reporting unit was calculated by allocating the fair values of substantially all of its individual assets, liabilities and identified intangible assets as if Suisun City had been acquired in a business combination.

The Company reviewed the significant estimates described above for its other reporting units, and concluded that there were no indicators requiring interim impairment testing.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in goodwill consist of the following during the nine months ended January 31, 2011:

	Wireless	Specialty	Electrical
	Communication	Construction	Power	Total

Beginning balance, May 1, 2010	$10,921,998	$3,339,842	$20,657,544	$34,919,384

Goodwill impairment	-	-	(6,900,000)	(6,900,000)
Foreign currency translation adjustments	-	-	290,616	290,616

Ending balance, January 31, 2011	$10,921,998	$3,339,842	$14,048,160	$28,310,000

Other intangible assets consist of the following at January 31, 2011 and April 30, 2010:

	Estimated useful life	January 31,	April 30,
	(years)	2011	2010

Customer list	3-9	$4,509,869	$4,423,580
Less accumulated amortization		(2,808,671)	(2,426,541)
		1,701,198	1,997,039

Contract backlog	1-3	1,150,945	1,135,244
Less accumulated amortization		(1,143,817)	(1,020,225)
		7,128	115,019

Totals		$1,708,326	$2,112,058

Amortization expense of other intangible assets for the nine months ended January 31, 2011 and 2010 was $463,601 and $441,698, respectively. There are no expected residual values related to these intangible assets.

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

The Company performed a review for uncertainty in income tax positions in accordance with authoritative guidance.  This review did not result in the recognition of any material unrecognized tax benefits. Management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. For the nine months ended January 31, 2011, and 2010, the Company recognized no interest or penalties.  The Company's U.S. Federal, state and foreign income tax returns prior to fiscal year 2007 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

(Loss) Earnings Per Common Share

Basic net (loss) income per common share is computed as net (loss) income divided by the weighted average number of common shares outstanding for the period. Diluted net (loss) income per common share reflects the potential dilution that could occur from common stock issuable through stock options and warrants.  The table below presents the computation of basic and diluted net (loss) income per common share for the three and nine months ended January 31, 2011 and 2010, respectively:

Basic (loss) earnings per share computation	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Numerator:

Net (loss) income attributable to WPCS	$(3,462,804)	$70,826	$(9,801,933)	$842,530

Denominator:
Basic weighted average shares outstanding	6,954,766	6,944,032	6,954,766	6,942,855

Basic net (loss) income per common share attributable to WPCS	$(0.50)	$0.01	$(1.41)	$0.12

Diluted (loss) earnings per share computation
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Numerator:

Net (loss) income attributable to WPCS	$(3,462,804)	$70,826	$(9,801,933)	$842,530

Denominator:

Basic weighted average shares outstanding	6,954,766	6,944,032	6,954,766	6,942,855

Incremental shares from assumed conversion:
Conversion of stock options	-	24,555	-	23,199

Diluted weighted average shares	6,954,766	6,968,587	6,954,766	6,966,054

Diluted net (loss) income per common share attributable to WPCS	$(0.50)	$0.01	$(1.41)	$0.12

At January 31, 2011, the Company had 286,482 stock options, which are potentially dilutive securities.  For the three and nine months ended January 31, 2011, 286,482 stock options were not included in the computation of diluted earnings per share because the effects are antidilutive. At January 31, 2010, the Company had 617,065 stock options, which are potentially dilutive securities. For the three and nine months ended January 31, 2010, 502,024 and 515,887 stock options, respectively, were not included in the computation of diluted earnings per share. For the three and nine months ended January 31, 2010, these potentially dilutive securities were excluded because the stock option exercise prices exceeded the average market price of the common stock and, therefore, the effects would be antidilutive.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interest

Noncontrolling interest for the nine months ended January 31, 2011 and 2010 consists of the following:

	January 31,
	2011	2010
Balance, beginning of period	$1,173,000	$1,440,078

Net income (loss) attributable to noncontrolling interest	76,041	(192,988)

Other comprehensive income (loss) attributable to noncontrolling interest	25,481	(88,558)
Balance, end of period	$1,274,522	$1,158,532

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

The Pride Group (QLD) Pty Ltd.

On November 4, 2009, the Company acquired Pride. The purchase price represents an amount up to $3,408,913 of which $1,975,429 was paid upon closing.  Additional purchase price will be paid by the Company to the former Pride shareholders over each of the next two years based upon the achievement of future earnings before interest and taxes (EBIT) targets.  This acquisition-related contingent consideration arrangement requires the Company to pay the former Pride shareholders $919,488 if Pride’s EBIT for the twelve month period ended October 31, 2010 equals or exceeds $1,103,386 (the Target Amount) and another $919,488 if Pride’s EBIT for the twelve month period ending October 31, 2011 equals or exceeds the Target Amount.  In the event that Pride’s EBIT is less than the Target Amount for either measurement period, such $919,488 payment will be reduced by the percentage of the shortfall between the actual EBIT and the Target Amount. The Pride EBIT for the first twelve month period ended October 31, 2010 was $1,467,729, which exceeded the Target Amount.  As a result, in the fourth quarter of fiscal 2011 the Company made the first contingent consideration payment of $1,022,003, including currency exchange fluctuations, to the former Pride shareholders in accordance with the purchase agreement terms. The fair value of the acquisition-related contingent consideration was $1,433,483 as of the acquisition date and increased to $1,878,492 as of January 31, 2011, due primarily to $303,521of non-cash expense recorded from the acquisition date through January 31, 2011 for the change in the fair value of the contingent consideration from the present value of the future payments of this obligation as of the reporting date. This additional expense is not deductible for income tax purposes. The Company determined the fair value of the obligation to pay the contingent consideration based on the probability-weighted income approach, and is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the ASC.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Pro Forma Information

The following unaudited consolidated pro forma financial information presents the combined results of operations of the Company and Pride for the nine months ended January 31, 2010 as if the acquisitions had occurred at May 1, 2009. The consolidated pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Pride been a single entity during these periods.

Nine Months Ended
January 31, 2010

Revenue	$81,521,608

Net income attributable to WPCS	$955,854

Basic weighted average shares	6,942,855
Diluted weighted average shares	6,966,054

Basic net income per share attributable to WPCS	$0.14
Diluted net income per share attributable to WPCS	$0.14

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Although management believes it has established adequate procedures for estimating costs to complete open contracts, additional costs could occur on contracts prior to completion. Costs and estimated earnings on uncompleted contracts consist of the following at January 31, 2011 and April 30, 2010:

	January 31, 2011	April 30, 2010
Costs incurred on uncompleted contracts	$74,927,072	$83,530,716
Estimated contract profit	17,097,775	26,073,914
	92,024,847	109,604,630
Less: billings to date	87,922,487	102,598,705
Net excess of costs	$4,102,360	$7,005,925

Costs and estimated earnings in excess of billings on uncompleted contracts	$6,444,060	$8,859,056
Billings in excess of costs and estimated earnings
on uncompleted contracts	(2,341,700)	(1,853,131)
Net excess of costs	$4,102,360	$7,005,925

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which circumstances requiring the revisions become known. During the three and nine months ended January 31, 2011, the effect of such revisions in estimated contract profits resulted in a decrease to gross profits of approximately $677,000 and $1,600,000, respectively, from that which would have been reported had the revised estimates been used as the basis of recognition for contract profits in prior years. Although management believes it has established adequate procedures for estimating costs to complete open contracts, it is at least reasonably possible that additional costs could occur on contracts prior to completion.

NOTE 5 - DEBT

Lines of Credit

On April 10, 2010, the Company renewed the loan agreement (Loan Agreement) with Bank of America, N.A. (BOA) for three years under terms similar to the prior Loan Agreement, including the same customary covenants. The Loan Agreement provides for a revolving line of credit in an amount not to exceed $15,000,000, together with a letter of credit facility not to exceed $2,000,000. The Company and its subsidiaries also entered into security agreements with BOA, pursuant to which the Company granted a security interest to BOA in all of its domestic assets and 65% of the capital stock of the Australian Operation’s assets. The Loan Agreement contains customary covenants, including but not limited to (i) funded debt to tangible net worth and (ii) minimum interest coverage ratio.  At January 31, 2011, outstanding borrowings were $6,690,488 under the Loan Agreement.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At July 31, 2010, the Company was in default of the financial covenants under the Loan Agreement.  On September 14, 2010, the Company obtained a waiver for this non-compliance from BOA for the period ended July 31, 2010.  In addition, BOA amended the Loan Agreement to eliminate the interest coverage ratio for the periods ended October 31, 2010 and January 31, 2011, and to reinstate this covenant for the year ending April 30, 2011.  The amendment also included the addition of another financial covenant, whereby the Company must meet a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) target of $844,000, $1,983,000 and $3,475,000, for the periods ended October 31, 2010, January 31, 2011 and April 30, 2011, respectively.  In connection with the execution and delivery of the waiver, the Company paid BOA a waiver fee of $15,000.

As of October 31, 2010, the Company was in default on the amended financial covenants under the Loan Agreement due to the operating loss in the second quarter of this fiscal year. As a result, on December 22, 2010, the Company executed the terms of a forbearance agreement with BOA (the Forbearance Agreement). Under the terms of the Forbearance Agreement, BOA agreed not to exercise its rights or remedies against the Company as a result of these events of default until February 28, 2011, and availability under the credit facility is limited to a maximum of $7.6 million or a lower threshold based on accounts receivable and inventory.  Effective January 3, 2011, borrowings on the line of credit bear interest at BOA’s prime rate plus two hundred basis points (5.25% at January 31, 2011).  The Company paid a fee of $35,000 to BOA in connection with the execution and delivery of the Forbearance Agreement.

As of January 31, 2011, the Company was in default on the amended financial covenants under the Loan Agreement due to the operating loss in the third quarter of this fiscal year. As a result, the Company is currently negotiating and expects to complete the terms of an amendment with BOA to the Forbearance Agreement (the Forbearance Amendment) with terms consistent with the Forbearance Agreement.  Under the expected terms of the Forbearance Amendment, BOA will extend its forbearance and not exercise its rights or remedies against the Company as a result of these events of default until September 30, 2011.  The Company expects to pay BOA a fee of $35,000 in connection with the execution and delivery of the Forbearance Amendment.  If the Company is not successful in entering into the Forbearance Amendment and if BOA demands current payment of the amounts outstanding under the Loan Agreement, the Company will need to seek alternative short-term financing, which may not be available on terms acceptable to the Company or at all.

Due to the short-term nature of the Forbearance Agreement and Forbearance Amendment, the line of credit borrowings under the Loan Agreement are classified as a current liability.

Loans Payable

The Company’s long-term debt also consists of notes issued by the Company or assumed in acquisitions related to working capital funding and the purchase of property and equipment in the ordinary course of business. At January 31, 2011, loans payable and capital lease obligations totaled $143,281 with interest rates ranging from 0% to 12.67%.

Due Joint Venture Partner

As of January 31, 2011, the China Operations had outstanding loans due the joint venture partner, Taian Gas Group (TGG), totaling $3,323,778, of which $2,875,973 matures on December 31, 2011, and bears interest at 5.81%.  The Company expects to renew the outstanding loans on or prior to maturity consistent with historical practice. The remaining balance of $447,805 is due on demand and represents interest accrued and working capital loans from TGG to the China Operations in the normal course of business.

NOTE 6 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of the Trenton Operations, the Company leases its Trenton, New Jersey location from Voacolo Properties LLC, of which the former shareholders of the Trenton Operations are the members.  For the nine months ended January 31, 2011 and 2010, the rent paid for this lease was $51,750 and $49,500, respectively.

The China Operations revenue earned from TGG and subsidiaries is $477,562 and $256,440 for the nine months ended January 31, 2011 and 2010. The China Operations accounts receivable due from TGG and subsidiaries is $397,454 and $393,598 as of January 31, 2011and 2010, respectively.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - SHAREHOLDERS’ EQUITY

Stock-Based Compensation Plans

In September 2006, the Company adopted the 2007 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2007 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  These shares were registered under Form S-8. At January 31, 2011, options to purchase 207,000 shares were outstanding at exercise prices ranging from $2.37 to $6.33. At January 31, 2011, there were 180,500 options available for grant under the 2007 Incentive Stock Plan.

In September 2005, the Company adopted the 2006 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2006 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  These shares were registered under Form S-8. Under the terms of the 2006 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant.  These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At January 31, 2011, options to purchase 15,702 shares were outstanding at exercise prices ranging from $6.33 to $12.10. At January 31, 2011, there were 312,722 options available for grant under the 2006 Incentive Stock Plan.

In March 2003, the Company established a stock option plan pursuant to which options to acquire a maximum of 416,667 shares of the Company's common stock were reserved for grant (the "2002 Plan"). These shares were registered under Form S-8. Under the terms of the 2002 Plan, the options are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At January 31, 2011, options to purchase 63,780 shares were outstanding at exercise prices ranging from $2.37 to $12.10.  At January 31, 2011, there were 210,370 shares available for grant under the 2002 Plan.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. Compensation cost is then recognized on a straight-line basis over the vesting or service period and is net of estimated forfeitures.  There were 7,000 stock options granted during the nine months ended January 31, 2011 and 93,000 stock options granted during the nine months ended January 31, 2010.

The Company recorded stock-based compensation of $72,169 and $108,598 for the nine months ended January 31, 2011 and 2010, respectively. At January 31, 2011, the total compensation cost related to unvested stock options granted to employees under the Company’s stock option plans but not yet recognized was approximately $117,000 and is expected to be recognized over a weighted-average period of 1.52 years.

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

Shelf Registration Statement

On April 15, 2010, the Company filed a registration statement on Form S-3 using a “shelf” registration process.  Under this shelf registration process, the Company may offer up to 2,314,088 shares of its common stock, from time to time, in amounts, at prices, and terms that will be determined at the time of the offering.  Each share of the Company’s common stock automatically includes one right to purchase one one-thousandth of a share of Series D Junior Participating Preferred Stock, par value $0.0001 per share, which becomes exercisable pursuant to the terms and conditions set forth in the Rights Plan Agreement as described above.  The net proceeds from securities sold by the Company will be added to our general corporate funds and may be used for general corporate purposes.  As of January 31, 2011, no shares of the Company’s common stock have been issued under this shelf registration statement.

NOTE 8 - SEGMENT REPORTING

The Company's reportable segments are determined and reviewed by management based upon the nature of the services, the external customers and customer industries and the sales and distribution methods used to market the products.     The Company organizes its reportable segments to correspond with its primary service lines: wireless communications, specialty construction and electrical power.  Management evaluates performance based upon income (loss) before income taxes. Corporate includes corporate salaries and external professional fees, such as accounting, legal and investor relations costs which are not allocated to the other segments.  Corporate assets primarily include cash and prepaid expenses. Segment results for the three and nine months ended January 31, 2011 and 2010 are as follows:

	For the Three Months Ended January 31, 2011					For the Three Months Ended January 31, 2010
	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total

Revenue	$-	$7,420,824	$3,113,949	$12,899,956	$23,434,729	$-	$7,920,731	$4,148,871	$14,902,778	$26,972,380

Depreciation and amortization	$17,075	$157,634	$211,047	$252,581	$638,337	$16,659	$186,502	$180,202	$279,342	$662,705

(Loss) income before income taxes	$(956,137)	$(66,382)	$227,053	$(3,399,880)	$(4,195,346)	$(728,928)	$(54,064)	$420,724	$402,591	$40,323

	As of and for the Nine Months Ended January 31, 2011					As of and for the Nine Months Ended January 31, 2010
	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total

Revenue	$-	$21,806,351	$11,534,366	$45,669,588	$79,010,305	$-	$22,633,775	$9,047,614	$44,876,334	$76,557,723

Depreciation and amortization	$50,499	$510,823	$618,609	$914,727	$2,094,658	$41,368	$561,486	$543,999	$823,995	$1,970,848

(Loss) income before income taxes	$(3,243,333)	$168,967	$776,120	$(9,018,183)	$(11,316,429)	$(2,788,321)	$62,916	$492,261	$3,363,120	$1,129,976

Goodwill	$-	$10,921,998	$3,339,842	$14,048,160	$28,310,000	$-	$10,921,998	$3,339,842	$20,652,982	$34,914,822

Total assets	$7,522,546	$21,701,515	$12,665,613	$37,547,988	$79,437,662	$4,568,268	$22,925,943	$13,996,715	$45,022,632	$86,513,558

As of and for the nine months ended January 31, 2011 and 2010, the specialty construction segment includes approximately $3,750,000 and $1,727,000 in revenue and $1,091,000 and $1,179,000 of net assets held in China related to the Company’s 60% interest in the China Operations, respectively. As of and for the nine months ended January 31, 2011 and 2010, the electrical power segment includes approximately $10,230,000 and $4,884,000 in revenue and $5,326,000 and $5,630,000 of net assets held in Australia related to the Company’s Australia Operations, respectively.

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

For the nine months ended January 31, 2011, wireless communication, specialty construction and electrical power represented approximately 27.6%, 14.6% and 57.8%, respectively, of our total revenue. For the nine months ended January 31, 2010, wireless communication, specialty construction and electrical power represented approximately 29.6%, 11.8% and 58.6%, respectively, of our total revenue.

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

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•
In regards to our financial performance, fiscal year 2011 continues to be a transition year for our Company.  As with many companies in our industry, we have experienced difficult economic conditions resulting in competitive gross margin pressure.  In addition, two of our operations centers, Suisun City and Portland experienced significant cost overruns on three projects, two in Suisun City and one in Portland, which have significantly impacted our financial results year-to-date for fiscal year 2011.  From a positive perspective, we continue to make progress in turning around our financial performance.  Although we reported an EBITDA loss of approximately $428,000 for the three months ended January 31, 2011, this is an improvement over the second quarter EBITDA loss of $1.1 million.   EBITDA is defined as earnings before interest, taxes, acquisition-related contingent earn-out costs, goodwill impairment charges, one-time charges related to exploring strategic alternatives and depreciation and amortization. Through the third quarter ended January 31, 2011, we have contained the losses related to the cost overruns from these three projects and we have implemented management changes and cost reduction strategies at each of these two operations centers.  The Portland Operations returned to profitability in the third quarter.

In regards to our financial results, we continue to experience performance issues in Suisun City.  This operation center was  not profitable for the three and nine months ended January 31, 2011, and impacted the overall performance of the Company as a whole for the three and nine months ended January 31, 2011, resulting in a consolidated net loss attributable to WPCS of approximately $3.5 million and $9.8 million respectively.  This net loss includes a non-cash charge of $2.6 million and $6.9 million for the three and nine months ended January 31, 2011, respectively, for the impairment of goodwill related to the Suisun City Operations center.  These non-cash charges currently have no impact on our operations or cash flow.

Excluding the Suisun City Operations, the other operations continue to perform.  For the three months ended January 31, 2011, the remaining nine operation centers generated $20.7 million in revenue and approximately $788,000 of EBITDA.  For the nine months ended January 31, 2011, excluding  Suisun City and Portland, the remaining eight operations centers generated approximately $64.7 million in revenue and $3.8 million of EBITDA. Management uses EBITDA to assess our ongoing operating and financial performance. This financial measure is not in accordance with GAAP and may differ from non-GAAP measures used by other companies. Corporate operating expenses were approximately $789,000 and $2.9 million respectively, for the three and nine months ended January 31, 2011, which include $205,000 and $481,000 of one-time costs associated with exploring  strategic alternatives, including the possible sale of the Company, for the three and nine months ended January 31, 2011, respectively.

For the three months ended January 31, 2011, the non-performing Suisun City Operations generated $2.8 million of revenue and a $630,000 EBITDA loss.  For the nine months ended January 31, 2011, the two non-performing operation centers of Suisun City and Portland generated $14.7 million in revenue and $2.6 million of EBITDA loss.  The  EBITDA loss was due primarily to three projects, two in Suisun City and one in Portland,  that have experienced cost overruns, resulting in losses on these projects.   The aggregate expected losses on the two Suisun City projects are approximately $1.2 million, with the total expected losses accrued on the projects through January 31, 2011.  One project is expected to be completed in the fourth quarter ending April 30, 2011, and the other project is expected to be completed by the first quarter of fiscal 2012 ending July 31, 2011.  The loss on the Portland project was approximately $300,000 and was completed during the third quarter ended January 31, 2011.

Based on a combination of factors that occurred in the second quarter ended October 31, 2010, including the operating results and the transition of the former management team in our Suisun City Operations, we recorded an estimated non-cash charge for the quarter ended October 31, 2010 of $4.3 million for the write down of goodwill related to the Suisun City Operations.  We completed the second step of the goodwill impairment testing in the third quarter ended January 31, 2011, which included calculating an implied fair value of the goodwill of the Suisun City reporting unit, by allocating the fair values of substantially all of its individual assets, liabilities and identified intangible assets, as if Suisun City had been acquired in a business combination. The completion of this second step resulted in an additional goodwill impairment charge of $2.6 million in the third quarter ended January 31, 2011, for a total goodwill impairment charge in Suisun City of $6.9 million for the nine months ended January 31, 2011;

•
Two of our most important economic indicators for measuring our future revenue producing capability and demand for our services continue to be our backlog and bid list.  Our backlog of unfilled orders was approximately $32 million at January 31, 2011 compared to backlog of approximately $37 million at October 31, 2010.  For calendar year 2010, we announced approximately $89 million in new contracts, compared to $55 million in new contract announcements in calendar 2009.   In calendar 2011, we have announced an additional $35 million in new contracts.  We believe all of these new contracts will give us momentum to produce better earnings in the future;

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•
Our bid list, which represents project bids under proposal for new and existing customers, was approximately $171 million at January 31, 2011, compared to approximately $176 million at October 31, 2010.  We believe our bid list at January 31, 2011 represents a normal bid level and we expect our bids to remain in a range of $125 million to $175 million.  We had previously expected to return to profitability in the third quarter ended January 31, 2011, but primarily as a result of the operating losses in the Suisun City and the $2.6 million non-cash goodwill impairment charge discussed above, we did not achieve profitability in this quarter.  However, as a result of the profitable backlog and bid opportunities that we have, we believe that we will return to profitability in the quarters ahead;

As evidenced by the performance in most of our operations centers, we continue to bid and be awarded projects in the public service, healthcare and renewable energy markets.  We believe there is an active market for communications infrastructure in the public services sector that will allow us to continue to grow this market.  In the healthcare market, we continue to receive bid requests and complete new projects, as the primary drivers in this market continue to be the need to provide healthcare infrastructure for an aging population and to cut costs in delivering healthcare.  The ARRA legislation also provides $32 billion for healthcare infrastructure spending;

In the energy market, we continue to receive bid requests and complete new projects as oil, gas, water and electric utility companies continue to upgrade their communications infrastructure, while in renewable energy the growth in wind and solar power development is expected to continue.  The ARRA legislation also provides $36 billion for energy infrastructure spending;

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

•
We continue to focus on expanding our international presence in China and Australia, and we believe that these markets have not been impacted as much by recent economic conditions.  In China, our focus is primarily in the energy market, and in Australia primarily on the corporate enterprise market.  During the third fiscal quarter, the flooding in Australia contributed to temporary delays in completing projects, however we believe that there are future opportunities to grow our revenue in this market with the rebuilding that has commenced.  Our current international revenue annual run rate is approximately $17 million and 17.7% of our total revenue;

•
We maintain a healthy balance sheet with approximately $19.4 million in working capital.  We expect to use our working capital to fund our operations and continued growth.  At January 31, 2011, our net tangible asset value was approximately $21.7 million, or $3.13 per diluted share.  We define net tangible asset value as total WPCS shareholders’ equity less goodwill and other intangible assets.  Net tangible asset value is a non-GAAP measure that we consider meaningful in evaluating the strength of our balance sheet; and

•
In regards to strategic development, our focus is on organic growth opportunities.  We have engaged investment bankers to explore strategic alternatives, including the consideration of a possible sale of the Company, in which we would evaluate any offer that is deemed fair and in the best interest of our shareholders.  As a result of exploring strategic initiatives, including the possible sale of the Company, we have incurred approximately $205,000 and $481,000 in one-time costs for the three and nine months ended January 31, 2011, respectively.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended January 31, 2011 Compared to the Three Months Ended January 31, 2010

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

Consolidated results for the three months ended January 31, 2011 and 2010 were as follows:

	Three Months Ended
	January 31,
	2011		2010

REVENUE	$23,434,729	100.0%	$26,972,380	100.0%

COSTS AND EXPENSES:
Cost of revenue	18,424,200	78.6%	20,561,172	76.2%
Selling, general and administrative expenses	5,643,916	24.1%	5,660,707	21.0%
Depreciation and amortization	638,337	2.7%	662,705	2.5%
Goodwill impairment	2,600,000	11.1%	-	0.0%
Change in fair value of acquisition-related contingent consideration	41,784	0.2%	-	0.0%

Total costs and expenses	27,348,237	116.7%	26,884,584	99.7%

OPERATING (LOSS) INCOME	(3,913,508)	(16.7%)	87,796	0.3%

OTHER EXPENSE (INCOME):
Interest expense	293,274	1.3%	53,294	0.2%
Interest income	(11,436)	(0.1%)	(5,821)	(0.0%)

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) PROVISION	(4,195,346)	(17.9%)	40,323	0.1%

Income tax (benefit) provision	(874,089)	(3.7%)	(12,253)	(0.1%)

NET (LOSS) INCOME	(3,321,257)	(14.2%)	52,576	0.2%

Net income (loss) attributable to noncontrolling interest	141,547	0.6%	(18,250)	(0.1%)

NET (LOSS) INCOME ATTRIBUTABLE TO WPCS	$(3,462,804)	(14.8%)	$70,826	0.3%

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Revenue for the three months ended January 31, 2011 was approximately $23,435,000, as compared to approximately $26,972,000 for the three months ended January 31, 2010.  The decrease in revenue for the period was primarily attributable to project delays on existing contracts and delays in new project bid awards.  Since January 1, 2011, we have been awarded approximately $35 million in new contracts.

Wireless communication segment revenue for the three months ended January 31, 2011 and 2010 was approximately $7,421,000 or 31.7% and $7,920,000 or 29.4% of total revenue, respectively. The decrease in revenue was due primarily to project delays on existing contracts and delays or postponements of new project bid awards at the state and local government level for public services projects.

Specialty construction segment revenue for the three months ended January 31, 2011 and 2010 was approximately $3,114,000 or 13.3% and $4,149,000 or 15.4% of total revenue, respectively. The decrease in revenue was primarily attributable to the completion of the School District of Philadelphia in the second quarter of fiscal 2011, which had commenced in the third quarter of fiscal 2010.

Electrical power segment revenue for the three months ended January 31, 2011 and 2010 was approximately $12,900,000 or 55.0% and $14,903,000 or 55.2% of total revenue, respectively.  The decrease in revenue was due primarily to project delays on existing contracts and delays in new project bid awards.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs.  Our cost of revenue was approximately $18,424,000 or 78.6% of revenue for the three months ended January 31, 2011, compared to $20,561,000 or 76.2% for the same period of the prior year.  The dollar decrease in our total cost of revenue is primarily due to the corresponding decrease in revenue during the three months ended January 31, 2011.  The increase as a percentage of revenue is primarily due to additional loss accrual for cost overruns on the two Suisun City projects described above, increased competition for projects in the public services sector resulting in lower gross margins on the project work completed, and related revenue blend attributable to our operations.

Wireless communication segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended January 31, 2011 and 2010 was approximately $5,465,000 and 73.6% and $6,276,000 and 79.2%, respectively.  The dollar decrease in our cost of revenue is due to the corresponding decrease in revenue during the three months ended January 31, 2011.  Cost of revenue as a percentage of revenue decreased due to the revenue blend of the project work performed during the three months ended January 31, 2011, and a cost overrun on a project in the prior period which did not occur in the current period.

Specialty construction segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended January 31, 2011 and 2010 was approximately $1,965,000 and 63.1% and $3,054,000 and 73.6%, respectively.  The primary reason for the dollar decrease in our cost of revenue is due to the corresponding decrease in revenue from the School District of Philadelphia project for the three months ended January 31, 2011.  The decrease as a percentage of revenue is due to the revenue blend of project work performed.

Electrical power segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended January 31, 2011 and 2010 was approximately $10,994,000 and 85.2% and $11,231,000 and 75.4%, respectively.  The dollar increase in our total cost of revenue is primarily due to the cost overruns on two projects at our Suisun City operations center during the three months ended January 31, 2011. The increase as a percentage of revenue is due primarily to additional loss accrual for cost overruns on the two Suisun City projects described above, and secondarily to the revenue blend attributable to our existing operations, primarily from the lower gross margin earned on electrical power work performed in the public services sector as a result of increased competitive pressure.  Current economic conditions have negatively affected the public services sector and our electrical power segment in California, with general spending slowed at the state and local government level due to a decrease in tax revenue and credit impediments.  Unfortunately we have experienced higher costs of revenue in this sector due to increased competitive pressure for remaining public service bids, with California being more adversely impacted from competition than the other operations in this segment.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses

For the three months ended January 31, 2011, total selling, general and administrative expenses were approximately $5,644,000 or 24.1% of total revenue compared to $5,661,000, or 21.0% of revenue for the same period of the prior year. Included in selling, general and administrative expenses for the three months ended January 31, 2011 is $3,371,000 for salaries, commissions, payroll taxes and other employee benefits. Professional fees were $373,000, which include accounting, legal and investor relation fees. The net $115,000 increase in professional fees compared to the prior year is due primarily to $205,000 legal and director fees  in connection with pursuing strategic alternatives offset by lower professional fees elsewhere. Insurance costs were $602,000 and rent for office facilities was $265,000.  Automobile and other travel expenses were $375,000 and telecommunication expenses were $124,000. Other selling, general and administrative expenses totaled $534,000. For the three months ended January 31, 2011, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $1,865,000, $569,000 and $2,420,000, respectively, with the balance of approximately $790,000 pertaining to corporate expenses.

For the three months ended January 31, 2010, total selling, general and administrative expenses were approximately $5,661,000, or 21.0% of total revenue. Included in selling, general and administrative expenses for the three months ended January 31, 2010 is $3,337,000 for salaries, commissions, payroll taxes and other employee benefits. Professional fees were $257,000, which include accounting, legal and investor relation fees. Insurance costs were $646,000 and rent for office facilities was $289,000.  Automobile and other travel expenses were $489,000 and telecommunication expenses were $155,000. Other selling, general and administrative expenses totaled $488,000. For the three months ended January 31, 2010, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $1,512,000, $513,000 and $2,970,000, respectively, with the balance of approximately $666,000 pertaining to corporate expenses.

Depreciation and Amortization

For the three months ended January 31, 2011 and 2010, depreciation was approximately $525,000 and $521,000, respectively.  The increase in depreciation is due to the purchase of property and equipment. The amortization of customer lists and backlog for the three months ended January 31, 2011 was $113,000 as compared to $142,000 for the same period of the prior year.  All customer lists are amortized over a period of three to nine years from the date of their acquisitions. Backlog is amortized over a period of one to three years from the date of acquisition based on the expected completion period of the related contracts.

Goodwill Impairment

For the three months ended January 31, 2011, we recorded an additional goodwill impairment charge of $2,600,000 related to the Suisun City reporting unit.  This charge followed the completion of the second step of the goodwill impairment which included calculating an implied fair value of the goodwill of the Suisun City reporting unit, by allocating the fair values of substantially all of its individual assets, liabilities and identified intangible assets, as if Suisun City had been acquired in a business combination. This impairment charge is a non-cash charge that does not impact our consolidated cash flows or EBITDA.

Change in Fair Value of Acquisition-Related Contingent Consideration

For the three months ended January 31, 2011 and 2010, the change in fair value of acquisition-related contingent consideration was approximately $42,000 and $0, respectively. The change in fair value of acquisition-related contingent consideration is due to the non-cash expense recorded in the fiscal 2011 income statement for the change in present value of future payments of acquisition-related contingent consideration related to the Pride acquisition.

Interest Expense and Interest Income

For the three months ended January 31, 2011 and 2010, interest expense was approximately $293,000 and $53,000, respectively. The increase in interest expense is due principally to annual interest accrued for our loan due from joint venture and an increase in the interest rate and increase in outstanding borrowings on the line of credit compared to January 31, 2010. As of January 31, 2011, there was $6,690,488 of total borrowings outstanding under the line of credit.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           For the three months ended January 31, 2011 and 2010, interest income was approximately $11,000 and $6,000, respectively. The increase in interest earned is due to the increase in interest rates and cash in our Australia operations compared to the same period in the prior year.

Income Taxes

The actual income tax rate for the three months ended January 31, 2011 was 21% as compared to 30% for same period in the prior year. The decrease was primarily due to the impact of the non-deductibility of the goodwill impairment charge of $2,600,000 and certain acquisition related contingent consideration paid for the acquisition by our Australian subsidiary in the amount of $41,784. Non-deductible expenses cause the effective tax rate to decrease when there is a pre-tax loss, as was the case in three months ended January 31, 2011. The expected normalized effective tax rate, without considerations to the discrete events, such as the goodwill impairment, is approximately 33%.

We currently anticipate that our full year effective income tax rate for fiscal 2011 after consideration of discrete events will be approximately 11% which compares with the prior year's rate of 50%. The non-deductibility of the goodwill impairment charge and acquisition related contingent consideration, which decreased our effective tax rate for the three months ended January 31, 2011, will increase our effective tax rate for the full year if we marginally reduce our pre-tax loss, as is currently expected. It is possible that our estimated full year effective tax rate could change as a result of a change to  the mix of foreign and domestic pre-tax earnings or from further non-tax deductible charges to income.

Net (Loss) Income Attributable to WPCS

The net loss attributable to WPCS was approximately $3,463,000 for the three months ended January 31, 2011. Net loss was net of Federal and state income tax benefit of approximately $874,000.

The net income attributable to WPCS was approximately $71,000 for the three months ended January 31, 2010. Net income was net of Federal and state income tax benefits of approximately $12,000.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended January 31, 2011 Compared to the Nine Months Ended January 31, 2010

Consolidated results for the nine months ended January 31, 2011 and 2010 were as follows:

	Nine Months Ended
	January 31,
	2011		2010

REVENUE	$79,010,305	100.0%	$76,557,723	100.0%

COSTS AND EXPENSES:
Cost of revenue	63,122,185	79.9%	55,471,468	72.5%
Selling, general and administrative expenses	17,657,254	22.3%	17,800,852	23.3%
Depreciation and amortization	2,094,658	2.7%	1,970,848	2.5%
Goodwill impairment	6,900,000	8.7%	-	0.0%
Change in fair value of acquisition-related contingent consideration	178,430	0.2%	-	0.0%

Total costs and expenses	89,952,527	113.8%	75,243,168	98.3%

OPERATING (LOSS) INCOME	(10,942,222)	(13.8%)	1,314,555	1.7%

OTHER EXPENSE (INCOME):
Interest expense	410,011	0.5%	193,931	0.3%
Interest income	(35,804)	(0.0%)	(9,352)	(0.0%)

(LOSS) INCOME BEFORE INCOME TAX ( BENEFIT) PROVISION	(11,316,429)	(14.3%)	1,129,976	1.4%

Income tax (benefit) provision	(1,590,537)	(2.0%)	480,434	0.6%

NET (LOSS) INCOME	(9,725,892)	(12.3%)	649,542	0.8%

Net income (loss) attributable to noncontrolling interest	76,041	0.1%	(192,988)	(0.3%)

NET (LOSS) INCOME ATTRIBUTABLE TO WPCS	$(9,801,933)	(12.4%)	$842,530	1.1%

Revenue

Revenue for the nine months ended January 31, 2011 was approximately $79,010,000, as compared to approximately $76,558,000 for the nine months ended January 31, 2010. The increase in revenue for the period was primarily attributable to the acquisition of Pride and from organic growth in our specialty construction segment.

Wireless communication segment revenue for the nine months ended January 31, 2011 and 2010 was approximately $21,806,000 or 27.6% and $22,634,000 or 29.6% of total revenue, respectively. The decrease in revenue was due primarily to project delays on existing contracts and delays or postponements of new project bid awards at the state and local government level for public services projects.

Specialty construction segment revenue for the nine months ended January 31, 2011 and 2010 was approximately $11,534,000 or 14.6% and $9,048,000 or 11.8% of total revenue, respectively. The increase in revenue and percentage were due primarily to the increase in revenue from the School District of Philadelphia project completed in the second quarter of fiscal 2011, resulting in an organic revenue growth rate of approximately 27% for the nine months ended January 31, 2011.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Electrical power segment revenue for the nine months ended January 31, 2011 and 2010 was approximately $45,670,000 or 57.8% and $44,876,000 or 58.6% of total revenue, respectively.  The increase in revenue was primarily attributable to the acquisition of Pride.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs.  Our cost of revenue was approximately $63,122,000 or 79.9% of revenue for the nine months ended January 31, 2011, compared to $55,471,000 or 72.4% for the same period in the prior year.  The dollar increase in our total cost of revenue is due primarily to the cost overruns on two projects in our Suisun City operations center and one project in our Portland operations center and competitive pressure on work performed in the public services sector, and partially to increases in revenue at certain operations centers during the nine months ended January 31, 2011. The increase as a percentage of revenue is due primarily to the blend of project revenue attributable to our existing operations and recent acquisition, and from the project cost overruns described above.  Historically, over the past three fiscal years our cost of revenue as a percentage of revenue has ranged from approximately 66% to 80%.  The cost of revenue percentage is expected to vary each quarter based on our mix of project revenue.

Wireless communication segment cost of revenue and cost of revenue as a percentage of revenue for the nine months ended January 31, 2011 and 2010 was approximately $15,978,000 and 73.3% and $16,997,000 and 75.1%, respectively.  The dollar decrease in our cost of revenue is due primarily to the corresponding decrease in revenue during the nine months ended January 31, 2011.  Cost of revenue as a percentage of revenue decreased due to the revenue blend of the project work performed during the nine months ended January 31, 2011, and a cost overrun on a project in the prior period which did not occur in the current period.

Specialty construction segment cost of revenue and cost of revenue as a percentage of revenue for the nine months ended January 31, 2011 and 2010 was approximately $8,250,000 and 71.5% and $6,221,000 and 68.8%, respectively. The primary reason for the dollar increase in cost of revenue is due to an increase in project costs and resulting lower gross profit on the mix of project work awarded during the nine months ended January 31, 2011, compared to the same period in the prior year, driven by the School District of Philadelphia project, and partially from the corresponding increase in revenue in certain operations during the nine months ended January 31, 2011. The increase as a percentage of revenue is due to the blend of project revenue attributable to our existing operations.

Electrical power segment cost of revenue and cost of revenue as a percentage of revenue for the nine months ended January 31, 2011 and 2010 was approximately $38,894,000 and 85.2% and $32,253,000 and 71.9%, respectively.  The dollar increase in our cost of revenue is due primarily to the cost overruns on two projects in our Suisun City operations center and one project in our Portland operations center and secondarily to the corresponding increase in revenue during the nine months ended January 31, 2011 from the Pride acquisition. The increase as a percentage of revenue is due primarily to the project cost overruns described above, and secondarily to the revenue blend attributable to our existing operations, from the lower gross margins earned on electrical power work performed in the public services sector as a result of increased competitive pressure.

Selling, General and Administrative Expenses

For the nine months ended January 31, 2011, total selling, general and administrative expenses were approximately $17,657,000 or 22.3% of total revenue compared to $17,801,000 or 23.3% of revenue for the same period of the prior year. Included in selling, general and administrative expenses for the nine months ended January 31, 2011 is $10,488,000 for salaries, commissions, payroll taxes and other employee benefits. Professional fees were $1,483,000, which include accounting, legal and investor relation fees. The net $282,000 increase in professional fees compared to the prior year is due primarily to $481,000 of investment banking, legal and director fees in connection with pursuing strategic alternatives, offset by lower professional fees for other services elsewhere. Insurance costs were $1,734,000 and rent for office facilities was $804,000.  Automobile and other travel expenses were $1,200,000 and telecommunication expenses were $415,000. Other selling, general and administrative expenses totaled $1,533,000. For the nine months ended January 31, 2011, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $5,148,000, $1,748,000 and $7,821,000, respectively, with the balance of approximately $2,940,000 pertaining to corporate expenses.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the nine months ended January 31, 2010, total selling, general and administrative expenses were approximately $17,801,000, or 23.3% of total revenue. Included in selling, general and administrative expenses for the nine months ended January 31, 2010 is $10,507,000 for salaries, commissions, payroll taxes and other employee benefits. Professional fees were $1,201,000, which include accounting, legal and investor relation fees. Insurance costs were $1,880,000 and rent for office facilities was $809,000.  Automobile and other travel expenses were $1,464,000 and telecommunication expenses were $472,000. Other selling, general and administrative expenses totaled $1,468,000. For the nine months ended January 31, 2010, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $5,011,000, $1,745,000 and $8,427,000, respectively, with the balance of approximately $2,618,000 pertaining to corporate expenses.

Depreciation and Amortization

For the nine months ended January 31, 2011 and 2010, depreciation was approximately $1,631,000 and $1,529,000, respectively.  The increase in depreciation is due to the purchase of property and equipment and the acquisition of fixed assets from acquiring Pride. The amortization of customer lists and backlog for the nine months ended January 31, 2011 was $464,000 as compared to $442,000 for the same period of the prior year. The increase in amortization is due to the acquisition of Pride. All customer lists are amortized over a period of five to nine years from the date of their acquisitions. Backlog is amortized over a period of one to three years from the date of acquisition based on the expected completion period of the related contracts.

Goodwill Impairment

For the nine months ended January 31, 2011, we recorded a total goodwill impairment charge of $6,900,000 related to the Suisun City reporting unit.  This charge followed the completion of the second step of the goodwill impairment testing which included calculating an implied fair value of the goodwill of the Suisun City reporting unit, by allocating the fair values of substantially all of its individual assets, liabilities and identified intangible assets, as if Suisun City had been acquired in a business combination. This impairment charge is a non-cash charge that does not impact our consolidated cash flows or EBITDA.

Change in Fair Value of Acquisition-Related Contingent Consideration

For the nine months ended January 31, 2011 and 2010, the change in fair value of acquisition-related contingent consideration was approximately $178,000 and $0, respectively. The change in fair value of acquisition-related contingent consideration is due to the non-cash expense recorded in the fiscal 2011 income statement for the change in present value of future payments of acquisition-related contingent consideration related to the Pride acquisition.

Interest Expense and Interest Income

For the nine months ended January 31, 2011 and 2010, interest expense was approximately $410,000 and $194,000, respectively. The increase in interest expense is due principally to the annual interest accrued for our loan from our joint venture from China operations. As of January 31, 2011, there was $6,690,488 of total borrowings outstanding under the line of credit compared to $7,626,056 as of January 31, 2010.

           For the nine months ended January 31, 2011 and 2010, interest income was approximately $36,000 and $9,000, respectively. The increase in interest earned is due principally to an increase in cash and cash equivalent balances in Australia compared to the same period in the prior year, which earn higher rates than domestic cash balances, offset by a decrease in our cash and cash equivalents balance domestically and to decreases in interest rates domestically, compared to the same period in the prior year.

Income taxes

The income tax rate for the nine months ended January 31, 2011 was 14% as compared to 43% for the same period in the prior year. The decrease was primarily due to the impact of the non-deductibility of the goodwill impairment charge of $6,900,000 and certain acquisition related contingent consideration paid for the acquisition by our Australian subsidiary in the amount of $178,430. Non-deductible expenses cause the effective tax rate to decrease when there is a pre-tax loss, as was the case in the nine months ended January 31, 2011. The expected normalized effective tax rate, without considerations to the discrete events, such as the goodwill impairment, is approximately 33%.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We currently anticipate that our full year effective income tax rate for fiscal year 2011 will be approximately 11% which compares with the prior year's rate of 50%. The non-deductibility of the goodwill impairment charge and acquisition related contingent consideration, which decreased our effective tax rate for the nine months ended January 31, 2011, will increase our effective tax rate for the full year if we marginally reduce our pre-tax loss, as is currently expected. It is possible that our estimated full year effective tax rate could change as a result of a change to the mix of foreign and domestic pre-tax earnings or from further non-tax deductible charges to the income.

Net (Loss) Income Attributable to WPCS

The net loss attributable to WPCS was approximately $9,802,000 for the nine months ended January 31, 2011. Net loss was net of Federal and state income tax benefit of approximately $1,591,000.

The net income attributable to WPCS was approximately $843,000 for the nine months ended January 31, 2010. Net income was net of Federal and state income tax expense of approximately $480,000.

Liquidity and Capital Resources

At January 31, 2011, we had working capital of approximately $19,390,000, which consisted of current assets of $42,944,000 and current liabilities of $23,554,000.  Our working capital needs are influenced by our level of operations, and generally increase with higher levels of revenue.  Our sources of cash in the last several years have come from operating activities and credit facility borrowings.

Operating activities provided approximately $181,000 in cash for the nine months ended January 31, 2011. The sources of cash from operating activities total approximately $14,977,000, comprised of approximately $9,314,000 in net non-cash charges, a $2,623,000 decrease in accounts receivable, a $2,463,000 decrease in costs and estimated earnings in excess of billings on uncompleted contracts, a $472,000 increase in billings in excess of costs and estimated earnings on uncompleted contracts, a $81,000 increase in deferred revenue and a $24,000 decrease in other assets. The uses of cash from operating activities total approximately $14,796,000, comprised of a net loss of approximately $9,726,000, an approximate $1,567,000 decrease in accounts payable and accrued expenses, a $409,000 increase in inventory, a $1,179,000 increase in prepaid expenses and other current assets, and a $1,915,000 increase in income tax receivable and prepaid taxes. Net earnings adjusted for non-cash items used cash of approximately $411,000 versus provided approximately $2,769,000 in same period of fiscal 2010.  Working capital components provided cash of approximately $592,000 for the nine months ended January 31, 2011 versus using cash of approximately $2,557,000 in the same period in the prior year.   The use of working capital was due primarily to the increase in costs and estimated earnings on uncompleted contracts primarily as a result of unbilled revenue on large projects being completed for two customer projects, the School District of Philadelphia and a general contractor.

Our investing activities utilized approximately $1,134,000 in cash for acquiring property and equipment during the nine months ended January 31, 2011.

Our financing activities provided cash of approximately $873,000 during the nine months ended January 31, 2011.  Financing activities include additional borrowing under lines of credits of $1,064,000, offset repayments to our joint venture partner of $71,000, and repayments of loans payable and capital lease obligations of approximately $120,000.

Our capital requirements depend on numerous factors, including the market for our services, the resources we devote to developing, marketing, selling and supporting our business, the timing and extent of establishing additional markets and other factors.

On April 10, 2010, we renewed our loan agreement (Loan Agreement) with Bank of America, N.A. (BOA), for three years under terms similar to the prior loan agreement with BOA, including the same customary covenants. The Loan Agreement provides for a revolving line of credit in an amount not to exceed $15,000,000, together with a letter of credit facility not to exceed $2,000,000. We also entered into a security agreement with BOA, pursuant to which we granted a security interest to BOA in all of our domestic assets and 65% of the capital stock of our Australia Operations. The Loan Agreement contains customary covenants, including but not limited to (i) funded debt to tangible net worth and (ii) minimum interest coverage ratio. At January 31, 2011, outstanding borrowings were $6,690,488 under the Loan Agreement.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of July 31, 2010, we were in default of the financial covenants under the Loan Agreement.  On September 14, 2010, we obtained a waiver for this non-compliance from BOA for the period ended July 31, 2010.  In addition, BOA amended the Loan Agreement to eliminate the interest coverage ratio for the periods ended October 31, 2010 and January 31, 2011, and to reinstate this covenant for the year ending April 30, 2011.  The amendment also included the addition of another financial covenant, whereby we must meet a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) target of $844,000, $1,983,000, and $3,475,000 for the periods ending October 31, 2010, January 31, 2011 and April 30, 2011, respectively.  In connection with the execution and delivery of the waiver, we paid BOA a waiver fee of $15,000.

As of October 31, 2010, we were in default on the amended financial covenants under the Loan Agreement due to the operating loss in the second quarter of this fiscal year. As a result, on December 22, 2010, we executed the terms of a forbearance agreement with BOA (the Forbearance Agreement). Under the terms of the Forbearance Agreement, BOA agreed not to exercise its rights or remedies against the Company as a result of these events of default until February 28, 2011, and availability under the credit facility is limited to a maximum of $7.6 million or a lower threshold based on accounts receivable and inventory. Effective January 3, 2011, borrowings on the line of credit bear interest at BOA’s prime rate plus two hundred basis points (5.25% at January 31, 2011).  We paid a fee of $35,000 to BOA in connection with the execution and delivery of the Forbearance Agreement.

As of January 31, 2011, we were in default on the amended financial covenants under the Loan Agreement due to the operating loss in the third quarter of this fiscal year. As a result, we are currently negotiating and expect to complete the terms of an amendment with BOA to the Forbearance Agreement (the Forbearance Amendment) with terms consistent with the Forbearance Agreement.  Under the expected terms of the Forbearance Amendment, BOA will extend its forbearance and not exercise its rights or remedies against the Company as a result of these events of default until September 30, 2011.  We expect to pay BOA a fee of $35,000 in connection with the execution and delivery of the Forbearance Amendment.  If we are not successful in entering into the Forbearance Amendment and if BOA demands current payment of the amounts outstanding under the Loan Agreement, we will need to seek alternative short-term financing, which may not be available on terms acceptable to us or at all.

Due to the short-term nature of the Forbearance Amendment, the line of credit borrowings under the Loan Agreement are classified as a current liability.

At January 31, 2011, we had cash and cash equivalents of approximately $5,581,000 and working capital of approximately $19,390,000.   We believe we have sufficient working capital to meet our short term needs.  Prior to the nine months ended January 31, 2011, we have been routinely profitable on an annual basis and have generally financed our working capital needs through funds generated from income from operations.  Borrowings under our Loan Agreement have been used primarily to finance acquisitions when necessary.

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

  The China Operations has outstanding loans due within the next twelve months to our joint venture partner, Taian Gas Group (TGG), of approximately $3,324,000. We expect for TGG to renew any remaining unpaid loan balances in its continued support of the China Operations consistent with historical practice.

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

On November 4, 2009, we acquired Pride. The purchase price represents an amount up to $3,408,913 of which $1,975,429 was paid upon closing.  We will pay additional purchase price to the former Pride shareholders over each of the next two years based upon the achievement of future earnings before interest and taxes (EBIT) targets.  This acquisition-related contingent consideration arrangement requires us to pay the former Pride shareholders $919,488 if Pride’s EBIT for the twelve month period ended October 31, 2010 equals or exceeds $1,103,386 (the Target Amount) and another $919,488 if Pride’s EBIT for the twelve month period ending October 31, 2011 equals or exceeds the Target Amount.  In the event that Pride’s EBIT is less than the Target Amount for either measuring period, such $919,488 payment will be reduced by the percentage of the shortfall between the actual EBIT and the Target Amount.  The Pride EBIT for the first twelve month period ended October 31, 2010 was $1,467,729, which exceeded the Target Amount.  As a result, in the fourth quarter of fiscal 2011, we made the first contingent consideration payment of $1,022,003, including currency exchange fluctuations, to the former Pride shareholders in accordance with the purchase agreement terms. The fair value of the acquisition-related contingent consideration was $1,433,483 as of the acquisition date and increased to $1,878,492 as of January 31, 2011, due primarily to the $303,521 non-cash expense recorded from the acquisition date through January 31, 2011 for the change in the fair value of the contingent consideration from the present value of the future payments of this obligation as of the reporting date. This additional expense is not deductible for income tax purposes. We determined the fair value of the obligation to pay the contingent consideration based on the probability-weighted income approach, and is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the Accounting Standards Codification.  Pride is an electrical and security services provider specializing in the commercial and government sectors and focuses on low voltage security installations, alarm systems, video surveillance and access controls.   The acquisition of Pride provides further international expansion into Australia.

Backlog

As of January 31, 2011, we had a backlog of unfilled orders of approximately $32.4 million compared to approximately $36.9 million at October 31, 2010. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

The accounting policies identified as critical are as follows:

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. The most significant estimates relate to revenue recognition based on the estimation of percentage of completion on uncompleted contracts, valuation of inventory, allowance for doubtful accounts, effective income tax rates, estimated life of customer lists and estimates of the fair value of reporting units and discounted cash flows used in determining whether goodwill has been impaired (including the goodwill impairment). Actual results could differ from those estimates.

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

 Based on a combination of factors that occurred in the second quarter ended October 31, 2010, including the operating results and the transition of the former management team in our Suisun City reporting unit, we concluded that an interim goodwill impairment triggering event had occurred and, accordingly, performed a testing of the carrying value of $7.9 million of goodwill for the Suisun City reporting unit.  After this testing, management concluded that the carrying value of the Suisun City reporting unit exceeded the fair value of this reporting unit.  Accordingly, we performed the second step of the goodwill impairment analysis and preliminarily determined that the estimated implied fair value of the Suisun City reporting unit goodwill was $3.6 million.  As a result, we recorded estimated non-cash goodwill impairment charge of $4.3 million in the second quarter ended October 31, 2010.

We finalized the second step of the Suisun City goodwill impairment test in the third quarter ended January 31, 2011, and determined that the actual implied fair value of the goodwill amounted to $1 million. The completion of this second step resulted in an additional goodwill impairment charge of $2.6 million in the third quarter ended January 31, 2011, for a total goodwill impairment charge in Suisun City of $6.9 million for the nine months ended January 31, 2011. We are using Level 3 measurement as defined in the Accounting Standards Codification (ASC), and is based on significant inputs not observable in the market using a discounted cash flow valuation technique which includes an estimated discount rate of 14%, future short-term and long-term revenue growth rates ranging from 10% to 5%, gross margin of 18%, and selling, general and administrative expenses at 13% of revenue. The implied fair value of the goodwill of the Suisun City reporting unit was calculated by allocating the fair values of substantially all of its individual assets, liabilities and identified intangible assets as if Suisun City had been acquired in a business combination.

We also reviewed the significant estimates described above for our other reporting units, and concluded that there were no indicators requiring interim impairment testing.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of January 31, 2011. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

As a result of cost overruns that occurred in our Suisun City reporting unit, improvements have been made to the internal controls in the Suisun City Operations center including a change to the management of this reporting unit and the implementation of additional review processes for related project bids.

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

WPCS INTERNATIONAL INCORPORATED

Date: March 17, 2011	By:	/s/ JOSEPH HEATER
Joseph Heater
Chief Financial Officer