Form 10-K
period 2011-04-30
WPCS INTERNATIONAL INC
filed 2011-07-29
CIK 1086745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2011

Commission File Number 001-34643

WPCS INTERNATIONAL INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	98-0204758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One East Uwchlan Avenue, Suite 301 Exton, Pennsylvania	19341 (610) 903-0400
(Address of principal executive office)	(Zip Code) (Registrant’s telephone number, Including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	The NASDAQ Global Market
Right to Purchase Series D Junior Participating Preferred Stock (attached to Common Stock)	The NASDAQ Global Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes No☒

The aggregate market value of the voting common equity held by non-affiliates as of October 29, 2010, based on the closing sales price of the Common Stock as quoted on the Nasdaq Global Market was $18,274,796. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of July 27, 2011, there were 6,954,766 shares of registrant’s common stock outstanding.

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

This Annual Report on Form 10-K includes the accounts of WPCS International Incorporated (WPCS) and its wholly and majority-owned subsidiaries, as follows, collectively referred to as “we”, “us” or the "Company".  Domestic operations include WPCS Incorporated, WPCS International – Suisun City, Inc. (Suisun City Operations), WPCS International – St. Louis, Inc. (St. Louis Operations), WPCS International – Lakewood, Inc. (Lakewood Operations), WPCS International – Hartford, Inc. (Hartford Operations), WPCS International – Sarasota, Inc. (Sarasota Operations), WPCS International – Trenton, Inc. (Trenton Operations), WPCS International – Seattle, Inc. (Seattle Operations), and WPCS International – Portland, Inc. (Portland Operations).  International operations include WPCS Asia Limited, Taian AGS Pipeline Construction Co. Ltd. (China Operations), and WPCS Australia Pty Ltd, WPCS International – Brisbane, Pty Ltd., WPCS International – Brendale, Pty Ltd., and The Pride Group (QLD) Pty Ltd. (Pride), (collectively the Australia Operations).

Overview and Recent Developments

We are a global provider of design-build engineering services for communications infrastructure, with over 500 employees in 10 operations centers on three continents.  We provide our engineering capabilities including wireless communication, specialty construction and electrical power to a diversified customer base in the public services, healthcare, energy and corporate enterprise markets worldwide.

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

Since our inception in 2001, we have grown organically and through strategic acquisitions to establish a presence in addressing the global needs of communications technology.  For the fiscal year ended April 30, 2011, we generated revenues of approximately $97 million, compared to $106 million for the fiscal year ended April 30, 2010.  Our backlog at April 30, 2011 and 2010 was approximately $45.3 million and $48.6 million, respectively.

Effective June 1, 2011, we executed a non-binding letter of intent to be acquired by Multiband Corporation (Multiband).  Multiband is offering $3.20 in cash per share for our outstanding common stock. In addition, we executed the Waiver Agreement with Multiband.  Under the terms of the Waiver Agreement, in exchange for a 120- day exclusivity period (90 days with a 30- day extension option) in which to close the transaction, Multiband made a $1 million earnest money down payment into our escrow account, refundable to Multiband in the event we materially breach the definitive agreement or certain other circumstances. In conjunction with the letter of intent, Multiband entered into a separate agreement with a third party to acquire for cash at $3.20 per common share, approximately 710,000 shares, or 10% of our outstanding common stock. The potential acquisition is subject to customary due diligence, negotiation of a definitive merger agreement and other conditions, including the approval of our shareholders.

Industry Trends

We focus on markets such as public services, healthcare, energy and international which continue to show strong growth potential, and we continue to bid and be awarded projects in these markets.

●
Public services.  We provide communications infrastructure for public services which includes police, fire, emergency dispatch, utilities, education, military and transportation infrastructure. We believe there is an active market for communications infrastructure in the public services sector due to the need to replace out-dated equipment with new technology.  During fiscal 2011, we experienced a decrease in public services revenue compared to fiscal 2010 due to what we consider as a temporary slowdown in spending on public services projects.  We believe that the  public services sector will continue to  benefit from the American Recovery and Reinvestment Act of 2009 (ARRA) which has made funding available for state and local municipalities nationwide, and we are currently performing work on certain projects that have been funded with ARRA funds.  Of the $787 billion in total funding, according to the latest report from a July 2010 article by The New York Times, approximately $32 billion has been allocated for communications infrastructure projects to be completed over the next several years which fit our service capabilities.

●
Healthcare.  We provide communications infrastructure for hospitals and medical centers. In the healthcare market, according to the latest report in October 2008 from Market Research, the aging population and the need to reduce labor costs through the implementation of advanced communications technology is driving projected expenditures of $3 billion per year over the next few years.

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

●
International.  We provide communications infrastructure internationally for a variety of companies and government entities. China is spending on building its internal infrastructure and Australia is upgrading their infrastructure.  Both China and Australia have experienced positive GDP growth rates.  Our international revenue continues to grow, representing approximately 17% of consolidated revenue for the year ended April 30, 2011, compared to 9% of consolidated revenue for the year ended April 30, 2010.

 Business Strategy

Our goal is to become the recognized design-build engineering leader for communications infrastructure on a global scale. Our business strategy focuses on both organic growth and the pursuit of acquisitions that add to our engineering capacity and geographic coverage. We believe that our geographic coverage and repeat customer base present the opportunity to grow from a revenue and earnings perspective.  Specifically, we will endeavor to:

●
Provide additional services for our customers. Our historical acquisitions and organic growth have expanded our customer base. We seek to expand our customer relationships by making them aware of the diverse products and services we offer. We believe that providing these customers the full range of our services will lead to new revenue producing projects and increased profitability.

●
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

●
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

●
Seek strategic acquisitions.  We will continue to look for additional domestic and international acquisitions of compatible businesses that can be readily assimilated into our organization, increase our engineering capabilities, expand our geographic coverage and add accretive earnings to our business. Our preferred acquisition candidates will have experience in the wireless communication, specialty construction and/or electrical power markets.

Design-Build Services

We operate in three business segments: wireless communication; specialty construction; and electrical power. For the fiscal year ended April 30, 2011, wireless communication represented approximately 28.9% of our total revenue, specialty construction represented approximately 13.0% of our total revenue and electrical power represented approximately 58.1% of our revenue. For the fiscal year ended April 30, 2010, wireless communication represented approximately 28.5% of our total revenue, specialty construction represented approximately 14.2% of our total revenue and electrical power represented approximately 57.3% of our revenue.  See Note 14 to the Consolidated Financial Statements for the financial results of each segment for the fiscal years ended April 30, 2011 and 2010.

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

Customers

We serve a variety of public services, healthcare, energy and corporate enterprise customers. For the fiscal years ended April 30, 2011 and 2010, there were no customers which accounted for more than 10% of our revenue.

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

Backlog

As of April 30, 2011, we had a backlog of unfilled orders of approximately $45.3 million compared to approximately $48.6 million at April 30, 2010. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is an executed written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

Competition

We face competition from numerous service organizations, ranging from small independent regional firms to larger firms servicing national markets. Historically, there have been relatively few significant barriers to entry into the markets in which we operate, and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. At the present time, we believe that there are no dominant competitors in the communications infrastructure market, but we would classify Quanta Services, Inc. (NYSE:PWR), Dycom Industries, Inc. (NYSE:DY) and MasTec, Inc. (NYSE:MTZ) as national competitors. The principal competitive advantage in these markets is establishing a reputation of delivering projects on time and within budget. Other factors of importance include accountability, engineering capability, certifications, project management expertise, industry experience and financial strength. We believe that the ability to provide comprehensive communications infrastructure design-build services including wireless communication, specialty construction and electrical power gives us a competitive advantage. We maintain a trained and certified staff of engineers that have developed proven methodologies for the design and deployment of communications infrastructure, and can provide these services on an international basis. In addition, we offer both a union and non-union workforce that allow us to bid on either labor requirement, creating yet another competitive advantage. However, our ability to compete effectively also depends on a number of additional factors that are beyond our control. These factors include competitive pricing for similar services and the ability and willingness of the competition to finance projects on favorable terms.

Employees

As of April 30, 2011, we employed 506 full time employees, of whom 349 are project engineers and technicians, 52 are project managers, 100 are in administration and sales and five are executives.  Approximately 48% of the project engineers are represented by the International Brotherhood of Electrical Workers. We also have non-union employees. We believe we have excellent relations with all of our employees. We have 166 union employees who are covered by contracts that expire at various times as follows:

Operations	# of Employees	Union Contract Expiration Date

St. Louis	1	October 31, 2013
Portland	5	December 31, 2012
Trenton	44	Effective until cancelled with 150 days notice
Seattle	11	May 31, 2012
	5	August 31, 2012
	37	July 31, 2013
Suisun City	35	November 30, 2011
	3	March 31, 2012
	20	May 31, 2012
	4	August 31, 2012
	1	May 31, 2014

Total Union Employees	166

ITEM 1A - RISK FACTORS

We are currently in default under our loan agreement with Bank of America, N.A. (BOA). The inability to repay the outstanding borrowings when they are due could cause BOA to foreclose upon the Company’s assets.

We previously entered into a loan agreement with BOA, as amended (the “Loan Agreement”), whereby we received a revolving credit facility with total borrowing availability of $15 million.  Beginning with the quarter ended July 31, 2010, we failed to meet certain financial covenants, which resulted in executing with BOA the  Waiver and Amendment Agreement effective  September 14, 2010, a Forbearance Agreement effective December 22,  2010 and  a Forbearance Amendment effective  February 28, 2011.  Under the Forbearance Amendment, the credit facility was limited to a maximum of $7 million of total borrowing availability. On June 28, 2011, we received a letter dated June 27, 2011 (the “Notice”) from counsel to BOA pursuant to which BOA alleged that certain events of default considered to be events of termination under the Forbearance Agreement have occurred under the Loan Agreement (including the Forbearance Agreement), including failures to (i) provide a compliance certificate pursuant to section 8.2(f) of the Loan Agreement, (ii) maintain EBITDA on a quarterly basis of not less than $425,000 for the quarter ending April 30, 2011 pursuant to section 8.3 of the Loan Agreement, (iii) maintain, on a consolidated basis, a Funded Debt to Tangible Net Worth Ratio of not more than 1.00 to 1.00 as of April 30, 2011 pursuant to section 8.4 of the Loan Agreement, (iv) maintain, on a consolidated basis, an Interest Coverage Ratio, on a quarterly (and not a rolling four-quarter) basis, of at least 3.00 to 1.00 for the quarter ending April 30, 2011 pursuant to section 8.5 of the Loan Agreement, (v) maintain, on a consolidated basis, a Funded Debt to EBITDA Ratio on a quarterly basis of not more than 21.00 to 1.00 for the quarter ending April 30, 2011 pursuant to section 8.25 of the Loan Agreement, and (vi) maintain, on a consolidated basis, a Basic Fixed Charge Ratio of not less than 1.20 to 1.00 as of the April 30, 2011 quarter end pursuant to section 2(d)(iii) of the Forbearance Amendment.  We have determined that we are in default of the financial covenants set forth in items (ii), (iv) and (vi) above based on our financial results for the year ended April 30, 2011.

BOA has advised us that it has reserved all of its available rights and/or remedies as a result of the events of default, including the right to stop making additional credit available to us, but BOA is evaluating its options and has not decided to take or forebear from taking any action at this time as a result of the events of default.  Furthermore, BOA has not declared any and all obligations to be immediately due and payable, which currently totals $5,560,977.

Although BOA has not demanded current payment on the amounts outstanding, we are currently seeking alternatives to replace the loan agreement.  If BOA declares the credit facility to be immediately due and payable, we would be required to use our limited working capital and raise additional funds. We may not be successful in obtaining alternative financing or additional sources of financing may not be available to us or available on acceptable terms.  If we were unable to repay the credit facility when required, BOA could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

Our revolving credit facility imposes restrictions on us which may prevent us from engaging in transactions that might benefit us, including responding to changing business and economic conditions or securing additional financing, if needed.

The terms of our indebtedness contain customary events of default and covenants that prohibit us from taking certain actions without satisfying certain financial tests or obtaining the consent of the lenders. The prohibited actions include, among other things:

•	buying back shares in excess of specified amounts;

•	making investments and acquisitions in excess of specified amounts;

•	incurring additional indebtedness in excess of specified amounts;

•	paying cash dividends;

•	creating certain liens against our assets;

•	prepaying subordinated indebtedness;

•	engaging in certain mergers or combinations; and

•	engaging in transactions that would result in a “change of control” (as defined in the credit facility).

Our credit facility requires us to comply with certain financial covenants. In addition, these covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions or securing additional financing, if needed.

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

We have a significant amount of accounts receivable and costs and estimated earnings in excess of billings assets.

We extend credit to our customers as a result of performing work under contract prior to billing our customers for that work. At April 30, 2011, we had net accounts receivable of approximately $22.5 million and costs and estimated earnings in excess of billings of $4.7 million. We periodically assess the credit risk of our customers and continuously monitor the timeliness of payments. Slowdowns in the industries we serve may impair the financial condition of one or more of our customers and hinder their ability to pay us on a timely basis or at all. Further, bankruptcies or financial difficulties within the markets we serve could hinder the ability of our customers to pay us on a timely basis or at all, reducing our cash flows and adversely impacting our liquidity and profitability. Additionally, we could incur losses in excess of current bad debt allowances.

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

Acquisitions involve risks that could result in a reduction of our operating results, cash flows and liquidity.

We have made, and in the future may continue to make strategic acquisitions. However, we may not be able to identify suitable acquisition opportunities, or may be unable to obtain the consent of our lender and therefore, may not be able to complete such acquisition. We may pay for acquisitions with our common stock or with convertible securities, which may dilute your investment in our common stock, or we may decide to pursue acquisitions that investors may not agree with. In connection with most of our acquisitions, we have also agreed to substantial earn-out arrangements. To the extent we defer the payment of the purchase price for any acquisition through a cash earn-out arrangement, it will reduce our cash flows in subsequent periods. In addition, acquisitions may expose us to operational challenges and risks, including:

•	the ability to profitably manage acquired businesses or successfully integrate the acquired business’ operations and financial reporting and accounting control systems into our business;

•	increased indebtedness and contingent purchase price obligations associated with an acquisition;

•	the ability to fund cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal difficulties;

•	the availability of funding sufficient to meet increased capital needs;

•	diversion of management’s attention; and

•	the ability to retain or hire qualified personnel required for expanded operations.

Completing acquisitions may require significant management time and financial resources because we may need to assimilate widely dispersed operations with distinct corporate cultures.  In addition, acquired companies may have liabilities that we failed, or were unable, to discover in the course of performing due diligence investigations. We cannot assure you that the indemnification granted to us by sellers of acquired companies will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with businesses or properties we assume upon consummation of an acquisition. We may learn additional information about our acquired businesses that materially adversely affect us, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business.

Failure to successfully manage the operational challenges and risks associated with, or resulting from, acquisitions could adversely affect our results of operations, cash flows and liquidity. Borrowings or issuances of convertible securities associated with these acquisitions may also result in higher levels of indebtedness which could impact our ability to service our debt within the scheduled repayment terms.

Amounts included in our backlog may not result in actual revenue or translate into profits.

As of April 30, 2011, we had a backlog of unfilled orders of approximately $45.3 million. This backlog amount is based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. In addition, contracts included in our backlog may not be profitable. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience delays or cancellations in the future. If our backlog fails to materialize, we could experience a further reduction in revenue, profitability and liquidity.

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

If we are unable to retain the services of Messrs. Hidalgo, Polulak, Heinz, or Voacolo, operations could be disrupted.

Our success depends to a significant extent upon the continued services of Mr. Andrew Hidalgo, our Chief Executive Officer and Messrs. Myron Polulak, James Heinz, and Jeffrey Voacolo, our Executive Vice Presidents. Mr. Hidalgo has overseen our company since inception and provides leadership for our growth and operations strategy. Messrs. Polulak, Heinz, and Voacolo oversee the day-to-day operations of our operating subsidiaries. Loss of the services of Messrs. Hidalgo, Polulak, Heinz, or Voacolo could disrupt our operations and harm our growth, revenues, and prospective business. We do not maintain key-man insurance on the lives of Messrs. Hidalgo, Polulak, Heinz, or Voacolo.

Employee strikes and other labor-related disruptions may adversely affect our operations.

Our business is labor intensive, with certain projects requiring large numbers of engineers. 33% of our workforce is unionized, including 48% of our project engineers. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct our business. If we are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages. Any of these events could be disruptive to our operations and could result in negative publicity, loss of contracts and a decrease in revenues.

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

We may incur further impairment charges on goodwill in our reporting entities which could harm our profitability.

In accordance with Accounting Standards Codification (ASC) 350, “Intangibles-Goodwill and Other,” we periodically review the carrying values of our goodwill to determine whether such carrying values exceed the fair market value of the reporting units.  The goodwill in the Australia reporting unit is subject to an annual review for goodwill impairment. If impairment testing indicates that the carrying value of the Australia reporting unit exceeds its fair value, the goodwill is deemed impaired. Accordingly, an impairment charge would be recognized for the Australia reporting unit in the period identified, which could reduce our profitability.

The impact of the American Recovery and Reinvestment Act of 2009 is uncertain.

The recent economic downturn, coupled with a lack of available capital, resulted in a tremendous amount of uncertainty, with numerous renewable energy projects being delayed or canceled. While we believe that the ARRA, which was enacted into law in February 2009, should aid renewable energy, electrical transmission and rural broadband market opportunities, the extent to which it will result in future revenues is uncertain. We cannot predict when programs under the ARRA will be implemented, or the timing and scope of investments to be made under these programs. Investments for renewable energy, electric power infrastructure rural broadband facilities under ARRA programs may not occur, may be less than anticipated or may be delayed, which would negatively impact demand for our services.

Additionally, the tax incentives provided by the ARRA have a finite duration. Currently, the election to claim the investment tax credit in lieu of the production tax credit is only available for qualified wind facilities placed in service from 2009 to December 31, 2012; the U.S. Treasury grant program will only be applicable to wind and solar projects placed in service in 2010 or 2011 (or after 2011 so long as construction begins in 2010 or 2011 and is completed before the termination date of the credit otherwise available for the property); and the production tax credit is scheduled to expire on December 31, 2012 and will not be available for energy generated from wind facilities placed in service after that date unless the credit program is extended or renewed. Whether the investment tax credit or U.S. Treasury grant program will be effective for wind, solar or other renewable energy projects is uncertain, as are any future efforts to extend or renew the production tax credit, the investment tax credit, and/or the U.S. Treasury grant program. Furthermore, the provisions regarding any extension or renewal may not be as favorable as those that currently exist. In addition, we cannot assure you that any extension or renewal of the production tax credit, the investment tax credit, and/or the U.S. Treasury grant program would be enacted prior to its expiration or, if allowed to expire, that any extension or renewal enacted thereafter would be enacted with retroactive effect. We also cannot assure you that the tax laws providing for accelerated and bonus depreciation with respect to wind or solar energy generation assets will not be modified, amended or repealed in the future. If the investment tax credit or the U.S. Treasury grant program are not effective or if the federal production tax credit is not extended or renewed, or is extended or renewed at a lower rate, the ability of our customers to obtain financing for these projects may be impaired or eliminated. In addition, changes to, or ineffectiveness of, the ARRA incentives could cause wind and solar farms to be less profitable, thereby potentially reducing demand for our wind and solar farm infrastructure construction services. Our revenue and results of operations could be materially adversely affected if demand for our services or the tax incentives were reduced.

Legislative actions and initiatives relating to electric power, renewable energy and telecommunications may fail to result in increased demand for our services.

Demand for our services may not result from renewable energy initiatives. While many states currently have mandates in place that require certain percentages of power to be generated from renewable sources, states could reduce those mandates or make them optional, which could reduce, delay or eliminate renewable energy development in the affected states. Additionally, renewable energy is generally more expensive to produce and may require additional power generation sources as backup. The locations of renewable energy projects are often remote and are not viable unless new or expanded transmission infrastructure to transport the power to demand centers is economically feasible. Furthermore, funding for renewable energy initiatives may not be available, which may be further constrained as a result of the current tight credit markets. These factors may result in fewer renewable energy projects than anticipated and a delay in the construction of these projects and the related infrastructure, which could adversely affect the demand for our services. These factors could continue to result in delays or reductions in projects, which could further negatively impact our business.

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

Increases in our health insurance costs could adversely impact our results of operations and cash flows.

The costs of employee health care insurance have been increasing in recent years due to rising health care costs, legislative changes, and general economic conditions. Additionally, we may incur additional costs as a result of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Laws”) that were signed into law in March 2010. A continued rise in health care costs or additional costs as a result of the Health Care Reform Laws could have a negative impact on our financial position and results of operations.

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

The stock market in general and the stock prices of technology and telecommunications companies in particular, have experienced volatility that has often been unrelated to or disproportionate to the operating performance of those companies. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. Between May 1, 2010 and April 30, 2011, our common stock has traded as low as $2.20 and as high as $4.74 per share, based upon information provided by the NASDAQ Global Market. Factors that could have a significant impact on the market price of our common stock include, but are not limited to, the following:

•	quarterly variations in operating results;

•	announcements of new services by us or our competitors;

•	the gain or loss of significant customers;

•	changes in analysts’ earnings estimates;

•	rumors or dissemination of false information;

•	pricing pressures;

•	short selling of our common stock;

•	impact of litigation;

•	general conditions in the market;

•	changing the exchange or quotation system on which we list our common stock for trading;

•	announcements regarding acquisitions by or of our company;

•	political and/or military events associated with current worldwide conflicts; and

•	events affecting other companies that investors deem comparable to us.

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

As of April 30, 2011, holders of our outstanding options have the right to acquire 277,888 shares of common stock issuable upon the exercise of stock options, at exercise prices ranging from $2.37 to $12.10 per share, with a weighted average exercise price of $4.25. The sale or availability for sale in the market of the shares underlying these options could depress our stock price. We have registered substantially all of the underlying shares described above for resale. Holders of registered underlying shares may resell the shares immediately upon issuance upon exercise of an option.

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

Certain provisions of our corporate governing documents could make an acquisition of our company more difficult.

The following provisions of our certificate of incorporation and bylaws, as currently in effect, as well as Delaware law, could discourage potential proposals to acquire us, delay or prevent a change in control of us or limit the price that investors may be willing to pay in the future for shares of our common stock:

•	our certificate of incorporation permits our Board of Directors to issue “blank check” preferred stock and to adopt amendments to our bylaws;

•	our bylaws contain restrictions regarding the right of stockholders to nominate directors and to submit proposals to be considered at stockholder meetings;

•	our certificate of incorporation and bylaws restrict the right of stockholders to call a special meeting of stockholders and to act by written consent; and

•
we are subject to provisions of Delaware law which prohibit us from engaging in any of a broad range of business transactions with an “interested stockholder” for a period of three years following the date such stockholder became classified as an interested stockholder.

Risks associated with operating in international markets could restrict our ability to expand globally and harm our business and prospects, and we could be adversely affected by our failure to comply with the laws applicable to our foreign activities, including the U.S. Foreign Corrupt Practices Act and other similar worldwide anti-bribery laws.

While approximately 17.4% of our revenue was derived from international markets during fiscal 2011, we have expanded the volume of services we provide internationally. Our international operations are presently conducted in China and Australia, but revenues derived from, or the number of countries in which we operate, could expand over the next few years. Economic conditions, including those resulting from wars, civil unrest, acts of terrorism and other conflicts or volatility in the global markets, may adversely affect our customers, their demand for our services and their ability to pay for our services. In addition, there are numerous risks inherent in conducting our business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements applicable to international operations, foreign currency fluctuations, exchange controls and other limits on our ability to repatriate earnings, political, economic and social conditions in foreign countries and complex U.S. and foreign laws and treaties, including tax laws and the U.S. Foreign Corrupt Practices Act (the “FCPA”). These risks could restrict our ability to provide services to international customers or to operate our international business profitably, and our overall business and results of operations could be negatively affected by our foreign activities.

The FCPA and similar anti-bribery laws in other jurisdictions prohibit U.S.-based companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. We pursue opportunities in certain parts of the world that experience government corruption to some degree, and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with these anti-bribery laws. Further, we require our subcontractors, agents and others who work for us or on our behalf to comply with the FCPA and other anti-bribery laws. Although we have policies and procedures designed to ensure that we, our employees and our agents comply with the FCPA and other anti-bribery laws, there is no assurance that such policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries. If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, results of operations or cash flows. In addition, detecting, investigating, and resolving actual or alleged FCPA violations is expensive and can consume significant time and attention of our senior management.

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

We conduct certain business in China through our China Operations, which is organized under the laws of the PRC. Our China operations are directly related to and dependent on the social, economic and political conditions in this country, all of which we have no control over, and are influenced by many factors, including:

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our principal executive office is located in Exton, Pennsylvania. We operate our business under office leases in the following locations:

Location	Operations	Lease Expiration Date	Annual Rent

Exton, Pennsylvania	WPCS International	January 31, 2014	$55,144
Windsor, Connecticut	Hartford	April 30, 2014	$99,627
West Greenwich, Rhode Island	Hartford	November 30, 2011	$10,153
Chicopee, Massachusetts	Hartford	August 31, 2011	$1,200
Lakewood, New Jersey	Lakewood	August 31, 2012	$131,773
St. Helens, Oregon	Portland	Monthly lease	$27,724
Sarasota, Florida	Sarasota	July 31, 2013	$41,839
Woodinville, Washington	Seattle	December 31, 2012	$93,301
St. Louis, Missouri	St. Louis	September 30, 2013	$52,800
Hempstead, Texas	St. Louis	Monthly lease	$19,200
Moline, Illinois	St. Louis	December 31, 2011	$32,104
Grantville, Pennsylvania	St. Louis	March 31, 2012	$9,740
San Leandro, California	Suisun City	Monthly lease	$4,083
Suisun City, California	Suisun City	February 28, 2014	$76,200
Lincoln, California	Suisun City	December 31, 2011	$30,560
Reno, Nevada	Suisun City	Monthly lease	$4,680
West Sacramento, California	Suisun City	December 31, 2011	$19,800
Trenton, New Jersey (1)	Trenton	May 1, 2012	$69,600
Brendale, Queensland, Australia	Australia	August 17, 2011	$15,583
South Brisbane, Australia	Australia	July 31, 2012	$88,226
Woombye, Queensland, Australia (2)	Australia	December 1, 2013	$68,132

(1)	We lease our Trenton, New Jersey location from Voacolo Properties LLC, of which the former shareholders of Voacolo Electric, Inc. (Trenton Operations) are the members.

(2)	We lease our Woombye, Queensland, Australia location from Pride Property Trust, of which the former shareholders of The Pride Group (QLD) Pty Ltd. are the trustees.

We believe that our existing facilities are suitable and adequate to meet our current business requirements. We intend to renew leases expiring within the next twelve months at their current locations or at similar facilities in the same geographic locations.

ITEM 3 - LEGAL PROCEEDINGS

Except as disclosed below, we are currently not a party to any material legal proceedings or claims.

On or about June 22, 2011, a purported shareholder of the Company filed a derivative and putative class action lawsuit in the Court of Common Pleas of Pennsylvania, Chester County against the Company and its directors, by filing a Summons and Complaint.  The case is Ralph Rapozo v. WPCS International Incorporated, et al., Docket No. 11-06837 (No Judge has been assigned at this time).  In this action, the plaintiff seeks to enjoin the proposed transaction in which Multiband would acquire all of the outstanding shares of the Company.  The plaintiff alleges, among other things, that the consideration to be paid for such acquisition by Multiband is inadequate, and that the individual board members failed to engage in an honest and fair sales process for the Company and failed to disclose material information for the purposes of advancing their own interests over those of the Company and its shareholders.  To that end, the plaintiff asserts a claim for breach of fiduciary duty against the Company’s board of directors.  In the event that the proposed transaction is consummated, the plaintiff seeks money damages.  The plaintiff also asserts a claim against the Company and Multiband Corporation for aiding and abetting breach of fiduciary duty for which he seeks unspecified money damages.  Defendants’ time to answer or move with respect to the Complaint has not yet expired.  However, the Company and its directors deny the material allegations of this complaint and intend to vigorously defend this action.

On or about June 22, 2011, a purported shareholder of the Company filed a derivative and putative class action lawsuit in the Court of Common Pleas of Pennsylvania, Chester County against the Company and its directors, by filing a Summons and Complaint.  The case is Robert Shepler v. WPCS International Incorporated, et al., Docket No. 11-06838 (No Judge has been assigned at this time).  In this action, the plaintiff also seeks to enjoin the proposed transaction in which Multiband would acquire all of the outstanding shares of the Company.  The plaintiff alleges, among other things, that the consideration to be paid for such acquisition by Multiband Corporation is inadequate, and that the individual board members failed to engage in an honest and fair sales process for the Company and failed to disclose material information for the purposes of advancing their own interests over those of the Company and its shareholders.  To that end, the plaintiff asserts a claim for breach of fiduciary duty against the Company’s board of directors.  In the event that the proposed transaction is consummated, plaintiff seeks money damages.  The plaintiff also asserts a claim against the Company and Multiband for aiding and abetting breach of fiduciary duty for which he seeks unspecified money damages.  The plaintiff’s allegations are substantially similar to those in Rapozo vs. WPCS discussed above.  Defendant’s time to answer or move with respect to the Complaint has not yet expired.  However, the Company and its directors deny the material allegations of this complaint and intend to vigorously defend this action.

On or about June 30, 2011, a purported shareholder of the Company filed a derivative and putative class action lawsuit in the Court of Common Pleas of Pennsylvania, Chester County against the Company and its directors, by filing a Summons and Complaint.  The case is Edwin M. McKean v. WPCS International Incorporated, et al., (No Docket number or Judge has been assigned at this time).  In this action, the plaintiff also seeks to enjoin a proposed transaction in which Multiband would acquire all of the outstanding shares of the Company.  The plaintiff’s allegations are substantially similar to the allegations in Rapozo v. WPCS and Shepler v. WPCS discussed above. The plaintiff alleges, among other things, that the consideration to be paid for such acquisition by Multiband is inadequate, and that the individual board members failed to engage in an honest and fair sales process for the Company and failed to disclose material information for the purposes of advancing their own interests over those of the Company and its shareholders.  To that end, the plaintiff asserts a claim for breach of fiduciary duty against the Company’s board of directors.  In the event that the proposed transaction is consummated, the plaintiff seeks money damages.  The plaintiff also asserts a claim against the Company and Multiband for aiding and abetting breach of fiduciary duty for which he seeks unspecified money damages.  Defendants’ time to answer or move with respect to the Complaint has also not yet expired.  However, the Company and its directors deny the material allegations of the Complaint and intend to vigorously defend this action.

ITEM 4 - (REMOVED AND RESERVED)

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is currently traded on the NASDAQ Global Market under the symbol “WPCS.” For the period from May 1, 2009 to date, the following table sets forth the high and low sale prices of our common stock as reported by NASDAQ Global Market.

Period	High	Low
Fiscal Year Ended April 30, 2011:
First Quarter	$3.22	$2.25
Second Quarter	4.74	2.46
Third Quarter	3.29	2.61
Fourth Quarter	2.95	2.20
Fiscal Year Ended April 30, 2010:
First Quarter	$3.53	$1.90
Second Quarter	4.38	2.53
Third Quarter	3.85	2.69
Fourth Quarter	3.90	2.98

On July 27, 2011, the closing sale price of our common stock, as reported by the NASDAQ Global Market, was $2.95 per share.  On July 27, 2011, there were 56 holders of record of our common stock, which does not include shares held in street name.

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

ITEM 6 - SELECTED FINANCIAL DATA

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

Business Overview and Recent Developments

We are a global provider of design-build engineering services for communications infrastructure, with over 500 employees in 10 operation centers on three continents.  We provide our engineering capabilities including wireless communication, specialty construction and electrical power to a diversified customer base in the public services, healthcare, energy and corporate enterprise markets worldwide.

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

For the fiscal year ended April 30, 2011, wireless communication represented approximately 28.9% of our total revenue, specialty construction represented approximately 13.0% of our total revenue and electrical power represented approximately 58.1% of our revenue. For the fiscal year ended April 30, 2010, wireless communication represented approximately 28.5% of our total revenue, specialty construction represented approximately 14.2% of our total revenue and electrical power represented approximately 57.3% of our revenue.

Industry Trends

We focus on markets such as public services, healthcare, energy and international which continue to show strong growth potential, and we continue to bid and be awarded projects in these markets.

•
Public services.  We provide communications infrastructure for public services which includes police, fire, emergency dispatch, utilities, education, military and transportation infrastructure. We believe there is an active market for communications infrastructure in the public service sector due to the need to replace out-dated equipment with new technology. During fiscal 2011, we experienced a decrease in public services revenue compared to fiscal 2010 due to what we consider as a temporary slowdown in spending on public services projects. We believe that the public services sector will continue to  benefit from the American Recovery and Reinvestment Act of 2009 (ARRA), which has made funding available for state and local municipalities nationwide, and we are currently performing work on certain projects that have been funded with ARRA funds. Of the $787 billion in total funding, according to the latest report from a July 2010 article by The New York Times, approximately $32 billion has been allocated for communications infrastructure projects to be completed over the next several years which fit our service capabilities.

•
Healthcare.  We provide communications infrastructure for hospitals and medical centers. In the healthcare market, according to the latest report in  October 2008 from Market Research, the aging population and the need to reduce labor costs through the implementation of advanced communications technology is driving projected expenditures of $3 billion per year over the next few years.

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

•
International.  We provide communications infrastructure internationally for a variety of companies and government entities. China is spending on building its internal infrastructure and Australia is upgrading their infrastructure.  Both China and Australia have experienced positive GDP growth rates.  Our international revenue continues to grow, representing approximately 17% of consolidated revenue for the year ended April 30, 2011, compared to 9% of consolidated revenue for the year ended April 30, 2010.

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year:

• In regards to our fiscal year 2011 financial performance, as with many companies in our industry, we have experienced difficult economic conditions and competitive gross margin pressure resulting in lower revenue and gross margins compared to fiscal 2010.  In addition, we experienced significant losses on certain projects which adversely impacted our financial results for fiscal year 2011.  As a result, for the fiscal year ended April 30, 2011, we reported  a net loss of approximately $37 million, which includes non-cash charges of approximately $33.5 million for the impairment of goodwill and $869,000 for the impairment of customer lists in certain of our reporting units as a result of the carrying value of these intangible assets exceeding the respective fair values. The non-cash charges have no impact on our operations or cash flows.  The net loss also includes $624,000 of one-time costs associated with exploring strategic alternatives, including the possible sale of our company.

During fiscal 2011, we implemented management changes and implemented cost reduction strategies to improve our future operations and reduce future operating expenses.  Although the economy has not yet fully recovered and will continue to present challenges for our business, we expect we will return to profitability in fiscal 2012. The markets we serve in public services, healthcare, and energy continue to afford opportunities to grow our business;

• Two of our most important economic indicators for measuring our future revenue producing capability and demand for our services continue to be our backlog and bid list.  Our backlog of unfilled orders was approximately $45 million at April 30, 2011, compared to backlog of $32 million at January 31, 2011 and backlog of $49 million at April 30, 2010.  Our bid list, which represents project bids under proposal for new and existing customers, was approximately $147 million at April 30, 2011, compared to approximately $131 million at April 30, 2010.  We believe our bid list at April 30, 2011 represents a normal bid level and we expect our bid list to remain in a range of $125 million to $175 million.

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

In the energy market, we continue to receive bid requests and complete new projects as oil, gas, water and electric utility companies continue to upgrade their communications infrastructure, while in renewable energy the growth in wind and solar power development is expected to continue.  The ARRA legislation also provides $36 billion for energy infrastructure spending.

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

• We continue to focus on expanding our international presence in China and Australia, and we believe that these markets have not been impacted as much by recent economic conditions.  In China, our focus is primarily in the energy market, and in Australia primarily on the corporate enterprise market.  During the third fiscal quarter, the flooding in Australia contributed to temporary delays in completing projects, however, we believe that there are future opportunities to grow our revenue in this market with the rebuilding that has commenced.  Our international revenue continues to grow, representing 17.4% of consolidated revenue for the year ended April 30, 2011, compared to 9% of consolidated revenue for the year ended April 30, 2010; and

• In regards to strategic development, our internal focus is on organic growth opportunities.  We have engaged an investment bank to assist us in exploring strategic alternatives, including the consideration of a possible sale of our company. As a result of exploring strategic initiatives, effective June 1, 2011, we executed the non-binding letter of intent to be acquired by Multiband for $3.20 per share in cash.

Results of Operations for the Fiscal Year Ended April 30, 2011 Compared to Fiscal Year Ended April 30, 2010

The consolidated financial statements in this Annual Report on Form 10-K includes the accounts of WPCS International Incorporated (WPCS) and its wholly and majority-owned subsidiaries, as follows, collectively referred to as “we”, “us” or the "Company".  Domestic operations include WPCS Incorporated, WPCS International – Suisun City, Inc. (Suisun City Operations), WPCS International – St. Louis, Inc. (St. Louis Operations), WPCS International – Lakewood, Inc. (Lakewood Operations), WPCS International – Hartford, Inc. (Hartford Operations), WPCS International – Sarasota, Inc. (Sarasota Operations), WPCS International – Trenton, Inc. (Trenton Operations), WPCS International – Seattle, Inc. (Seattle Operations), and WPCS International – Portland, Inc. (Portland Operations).  International operations include WPCS Asia Limited, Taian AGS Pipeline Construction Co. Ltd. (China Operations), and WPCS Australia Pty Ltd, WPCS International – Brisbane, Pty Ltd., WPCS International – Brendale, Pty Ltd., and The Pride Group (QLD) Pty Ltd. (Pride), (collectively the Australia Operations).

Consolidated results for the years ended April 30, 2011 and 2010 were as follows.

	Years Ended
	April 30,
	2011		2010

REVENUE	$96,836,728	100.0%	$105,769,432	100.0%

COSTS AND EXPENSES:
Cost of revenue	78,910,135	81.5%	77,930,126	73.7%
Selling, general and administrative expenses	24,920,538	25.7%	23,454,081	22.2%
Depreciation and amortization	2,754,961	2.8%	2,729,882	2.6%
Goodwill and intangible assets impairment	34,370,285	35.6%	-	0.0%
Change in fair value of acquisition-related contingent consideration	217,571	0.2%	125,092	0.1%

Total costs and expenses	141,173,490	145.8%	104,239,181	98.6%

OPERATING (LOSS) INCOME	(44,336,762)	(45.8%)	1,530,251	1.4%

OTHER EXPENSE (INCOME):
Interest expense	655,944	0.6%	397,765	0.4%
Interest income	(48,364)	0.0%	(15,849)	0.0%

(LOSS) INCOME BEFORE INCOME TAX ( BENEFIT) PROVISION	(44,944,342)	(46.4%)	1,148,335	1.0%

Income tax (benefit) provision	(7,938,430)	(8.1%)	576,226	0.5%

CONSOLIDATED NET (LOSS) INCOME	(37,005,912)	(38.3%)	572,109	0.5%

Net loss attributable to noncontrolling interest	(174,491)	0.2%	(282,292)	(0.3%)

NET (LOSS) INCOME ATTRIBUTABLE TO WPCS	$(36,831,421)	(38.1%)	$854,401	0.8%

Revenue

Revenue for the year ended April 30, 2011 was approximately $96,837,000, as compared to $105,769,000 for the year ended April 30, 2010. The decrease in revenue for the year was primarily attributable to what we believe was a temporary slowdown in spending for public services projects at the state and local government level, resulting in reductions, delays or postponements of these projects in all three segments of our business.  This decrease was partially offset by an increase in revenue from the acquisition of Pride.  For the years ended April 30, 2011 and 2010, there were no customers which comprised more than 10% of total revenue.

Wireless communication segment revenue for the years ended April 30, 2011 and 2010 was approximately $27,979,000 or 28.9% and $30,163,000 or 28.5% of total revenue, respectively. The decrease in revenue was due primarily to reductions, delays or postponements of projects at the state and local government level for public services projects.

Specialty construction segment revenue for the years ended April 30, 2011 and 2010 was approximately $12,630,000 or 13.0% and $15,050,000 or 14.2% of total revenue, respectively. The decrease in revenue was due primarily to a decrease in revenue from existing operations from the timing and completion of work on certain larger projects last year. The decrease in organic growth is due to a project award of approximately $11.7 million for the School District of Philadelphia which was completed in the second quarter of fiscal 2011, and had commenced in the third quarter of fiscal 2010.

Electrical power segment revenue for the years ended April 30, 2011 and 2010 was approximately $56,227,000 or 58.1% and $60,556,000 or 57.3% of total revenue, respectively. The decrease in revenue was due primarily to a decrease in revenue from existing operations.  Current economic conditions have negatively affected the public services sector and our electrical power segment in California, with general spending slowed at the state and local government level, and secondarily from the timing and completion of less work on certain larger projects in fiscal year 2011 compared to the prior year. This decrease was partially offset by an increase in revenue from the acquisition of Pride.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs.  Our cost of revenue was approximately $78,910,000 or 81.5% of revenue for the year ended April 30, 2011, compared to $77,930,000 or 73.7% for the prior year.  The dollar increase in our total cost of revenue is due to significant cost overruns on two projects in our Suisun City operations center and one project in our Portland operations center, and competitive pressure on work performed in the public services sector. The 7.8% increase in cost of revenue as a percentage of revenue is due to the blend of project revenue attributable to our existing operations and recent acquisition, and the project cost overruns described above.  Historically, over the past three fiscal years, our cost of revenue as a percentage of revenue was ranged from approximately 73% to 82%. The cost of revenue percentage is expected to vary depending on our mix of project revenue.  However, we expect our future consolidated cost of revenue to be lower as a percentage of revenue compared to fiscal 2011, as we have recorded the job losses related to these significant project cost overruns described above, and implemented changes to prevent such significant costs overruns in the future, and as a result such losses are not expected to recur or continue in fiscal 2012.

Wireless communication segment cost of revenue and cost of revenue as a percentage of revenue for the years ended April 30, 2011 and 2010 was approximately $20,962,000 and 74.9% and $22,696,000 and 75.2%, respectively.  The dollar decrease in our cost of revenue is due to the corresponding decrease in revenue during the year ended April 30, 2011.  The slight decrease in cost of revenue as a percentage of revenue was due primarily to the revenue blend attributable to our existing operations.

Specialty construction segment cost of revenue and cost of revenue as a percentage of revenue for the years ended April 30, 2011 and 2010 was approximately $9,255,000 and 73.3% and $10,732,000 and 71.3%, respectively.  As discussed above, the dollar decrease in our total cost of revenue is due to the corresponding decrease in revenue during the year ended April 30, 2011. The increase as a percentage of revenue is due primarily to the blend of project revenue attributable to our existing operations.

Electrical power segment cost of revenue and cost of revenue as a percentage of revenue for the years ended April 30, 2011 and 2010 was approximately $48,693,000 and 86.6% and $44,502,000 and 73.5%, respectively.  The dollar increase in our total cost of revenue is primarily due to the cost overruns on the two projects in Suisun City and one project in Portland referred to above. The increase as a percentage of revenue is due primarily to additional loss accruals for the same project cost overruns described above, and from the lower gross margin earned on electrical power work performed in the public services sector as a result of increased competitive pressure.  Current economic conditions have negatively affected the public services sector and our electrical power segment in California, with general spending slowed at the state and local government level due to a decrease in tax revenue and credit impediments.  Unfortunately we have experienced higher costs of revenue in this sector due to increased competitive pressure for remaining public service bids, with California being more adversely impacted from competition than the other operations in this segment.  We expect our future electrical power segment cost of revenue to be lower as a percentage of revenue compared to fiscal 2011, as we have recorded the job losses related to these significant project cost overruns described above, and implemented changes to prevent such significant cost overruns in the future, and as a result such losses are not expected to recur or continue in fiscal 2012.

Selling, General and Administrative Expenses

For the year ended April 30, 2011, total selling, general and administrative expenses were approximately $24,921,000, or 25.7% of total revenue compared to $23,454,000, or 22.2% of revenue for the prior year. The dollar increase in the selling, general and administrative expenses is due primarily to the reserves for bad debt and secondarily to the acquisition of Pride. Included in selling, general and administrative expenses for the year ended April 30, 2011 are $13,869,000 for salaries, commissions, payroll taxes and other employee benefits. The $136,000 increase in salaries and payroll taxes compared to the prior year is due primarily to the increase in headcount as a result of the acquisition of Pride, partially offset by a decrease in the administrative overhead headcount from the consolidation of certain operations. Professional fees were $2,020,000, which is primarily related to the accounting, legal and investor relation fees. The net $518,000 increase in professional fees compared to the prior year is due primarily to $624,000 of investment banking services from a third party in connection with pursuing strategic alternatives, offset by lower professional fees for other services elsewhere. Insurance costs were $2,309,000 and rent for office facilities was $1,073,000.  Automobile and other travel expenses were $1,606,000 and telecommunication expenses were $540,000. Other selling, general and administrative expenses totaled $3,504,000.  For the year ended April 30, 2011, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $6,914,000, $3,190,000 and $10,941,000, respectively, with the balance of approximately $3,876,000 pertaining to corporate expenses.

For the year ended April 30, 2010, total selling, general and administrative expenses were approximately $23,454,000, or 22.2% of total revenue. Included in selling, general and administrative expenses for the year ended April 30, 2010 are $13,733,000 for salaries, commissions, payroll taxes and other employee benefits. Professional fees were $1,502,000, which include accounting, legal and investor relation fees. Insurance costs were $2,486,000 and rent for office facilities was $1,087,000.  Automobile and other travel expenses were $1,955,000 and telecommunication expenses were $607,000. Other selling, general and administrative expenses totaled $2,084,000.  For the year ended April 30, 2010, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $6,573,000, $2,295,000 and $11,194,000, respectively, with the balance of $3,392,000 pertaining to corporate expenses.

Depreciation and Amortization

For the years ended April 30, 2011 and 2010, depreciation was approximately $2,185,000 and $2,064,000, respectively.  The increase in depreciation is due to the purchase of property and equipment and the acquisition of fixed assets from Pride. The amortization of customer lists and backlog for the year ended April 30, 2011 was $570,000 as compared to $666,000 for the same period of the prior year. The net decrease in amortization was due primarily to certain customer lists and backlog being fully amortized in the current year compared to the prior year. All customer lists are amortized over a period of three to nine years from the date of their acquisitions. Backlog is amortized over a period of one to three years from the date of acquisition based on the expected completion period of the related contracts.

Goodwill and Intangible Assets Impairment

For the fiscal year ended April 30, 2011, we recorded a total goodwill impairment charge of $33,501,509.  Based on a combination of factors that occurred in the second quarter of fiscal 2011, including the operating results and the transition of the former management team in our Suisun City reporting unit, management concluded that an interim goodwill impairment triggering event had occurred, and accordingly performed a testing of the carrying value of $7.9 million of goodwill for the Suisun City reporting unit.  After this testing, management concluded that the carrying value of the Suisun City reporting unit exceeded the fair value of this reporting unit.  The implied fair value of the goodwill of the Suisun City reporting unit was calculated by allocating the fair values of substantially all of its individual assets, liabilities and identified intangible assets as if Suisun City had been acquired in a business combination.  As a result, we recorded a non-cash goodwill impairment charge of $6.9 million for Suisun City.

As previously discussed, we entered into a non-binding letter of intent to be acquired by Multiband at a cash price of $3.20 per common share for our outstanding common stock, or a market capitalization of approximately $22.3 million, which was significantly less than our book value.  We considered the significant difference between the market capitalization and book value an indicator that the aggregate fair value of its reporting units may be less than the carrying amounts in performing its annual step one test for goodwill impairment.  As a result, we determined that, except for the carrying value of Pride, included within the Australia Operations reporting unit, the carrying value of all other reporting units exceeded its respective fair values, or failing the first step of the goodwill impairment test.  As a result, we recorded an additional estimated non-cash goodwill impairment charge of $26,601,509 in the fourth quarter of the year ended April 30, 2011.

At April 30, 2011, we determined that the customer lists for certain of the Australia operations, Portland, Sarasota and Suisun City reporting units were impaired due to projected future operating performance. As a result, we recorded an impairment charge related to these customer lists of $868,777.

This impairment charge is a non-cash charge that does not impact our consolidated cash flows.

Change in Fair Value of Acquisition-Related Contingent Consideration

For the years ended April 30, 2011 and 2010, the change in fair value of acquisition-related contingent consideration was approximately $218,000 and $125,000, respectively.  The change in fair value of acquisition-related contingent consideration is due to the non-cash expense recorded in the fiscal 2011 income statement for the change in present value of the expected future payments of acquisition-related contingent consideration related to the Pride acquisition.

Interest Expense and Interest Income

For the years ended April 30, 2011 and 2010, interest expense was approximately $656,000 and $398,000, respectively. The increase in interest expense is due primarily to the payment of additional fees related to the forbearance agreement and amendment, and amortization of remaining debt issuance costs due to the classification of the outstanding borrowings as short term liabilities compared to the year ended April 30, 2010.

           For the years ended April 30, 2011 and 2010, interest income was approximately $48,000 and $16,000, respectively. The increase in interest earned is due principally to an increase in interest income in our Australia Operations compared to the same period in the prior year.

Net (Loss) Income Attributable to WPCS

The net loss attributable to WPCS was approximately $36,831,000 for the year ended April 30, 2011. Net loss was net of Federal and state income tax benefit of approximately $7,938,000. The decrease in the effective tax rate was due to permanent differences, including the $21,595,858 of goodwill impairment charges and the $217,570 non cash expense resulting from the increase in the fair value of the acquisition-related contingent consideration not deductible for tax purposes, and federal income taxes due on state income tax refunds received.  In addition, the rate increase is due to the difference between U.S. and foreign income tax rates, as foreign pre-tax losses provided less consolidated income tax benefit due to lower income tax rates than if tax-effected in the U.S.

The net income attributable to WPCS was approximately $854,000 for the year ended April 30, 2010. Net income was net of Federal and state income tax expense of approximately $576,000.

Liquidity and Capital Resources

At April 30, 2011, we had working capital of approximately $14,774,000, which consisted of current assets of approximately $39,369,000 and current liabilities of $24,595,000. Management believes that through a combination of internally available funds, operating expense management and future operating income, we have sufficient capital to meet our liquidity and capital resources requirements for the next twelve months.  Our cash and cash equivalents balance at April 30, 2011 of $4,879,000 included $907,000 of cash in our Australia Operations associated with our permanent reinvestment strategy.  We do not believe that indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations.

Our working capital needs are influenced by our level of operations, and generally increase with higher levels of revenue.  Our sources of cash in the last several years have come from operating activities and credit facility borrowings. Our future operating results may be affected by a number of factors including our success in bidding on future contracts and our continued ability to manage our controllable operating costs effectively. To the extent we grow by future acquisitions that involve consideration other than stock, our cash requirements may increase.  Our capital requirements depend on numerous factors, including the market for our services, the resources we devote to developing, marketing, selling and supporting our business, and the timing and extent of establishing additional markets and other factors.

Operating activities provided approximately $112,000 in cash for the year ended April 30, 2011. The sources of cash from operating activities total approximately $7,747,000, comprised of a $2,584,000 decrease in accounts receivable, a $4,211,000 decrease in costs and estimated earnings in excess of billings on uncompleted contracts, a $474,000 decrease in inventory, a $173,000 increase in billings in excess of costs and estimated earnings on uncompleted contracts, a $275,000 increase in deferred revenue and a $30,000 decrease in other assets. The uses of cash from operating activities total approximately $7,635,000, comprised of an approximately $4,546,000 net loss (excluding approximately $32,460,000 in net non-cash charges), a $699,000 increase in prepaid expenses and other current assets, a $941,000 decrease in accounts payable and accrued expenses and $1,449,000 from the fluctuations in income taxes payable and prepaid taxes.  Working capital provided cash of approximately $4,658,000 in fiscal 2011 versus utilizing cash of approximately $1,102,000 in fiscal 2010.  Working capital components provided cash in fiscal 2011 primarily from net collections of accounts receivable and lower costs in excess of billings.

Our investing activities utilized approximately $2,216,000 in cash during the year ended April 30, 2011, which consisted of approximately $1,194,000 paid for property and equipment, and approximately $1,022,000, we paid for the first contingent consideration earn out  payment related to the acquisition of Pride.

Our financing activities provided cash of approximately $1,182,000 during the year ended April 30, 2011. Financing activities included the additional borrowings under lines of credit of $1,374,000, offset by the repayment of loan payables and capital lease obligations of approximately $149,000, and $43,000 in repayments to joint venture partner.

Bank of America Loan Agreement and Default

  On April 10, 2010, we renewed our loan agreement (Loan Agreement) with Bank of America, N.A. (BOA), for three years under terms similar to the prior loan agreement with BOA, including the same customary covenants. The Loan Agreement provides for a revolving line of credit in an amount not to exceed $15,000,000, together with a letter of credit facility not to exceed $2,000,000. We also entered into a security agreement with BOA, pursuant to which we granted a security interest to BOA in all of our domestic assets and 65% of the capital stock of our Australia Operations. The Loan Agreement contains customary covenants, including but not limited to (i) funded debt to tangible net worth and (ii) minimum interest coverage ratio. At April 30, 2011, outstanding borrowings were $7,000,000 under the Loan Agreement.

For each of the  quarters during fiscal 2011 and as of and for the year ended April 30, 2011, we were in default of the financial covenants under the Loan Agreement due to the operating losses incurred during this fiscal year.  In the first quarter of fiscal 2011, we obtained a waiver for this non-compliance from BOA.  However, as a result of the non-compliance with the financial covenants at the completion of our second fiscal quarter of 2011, on December 22, 2010 we executed the terms of a forbearance agreement with BOA (the Forbearance Agreement). On March 28, 2011 but effective February 28, 2011, we entered into a first amendment (the Forbearance Amendment) of the Forbearance Agreement.  Under the terms of the Forbearance Amendment, BOA agreed not to exercise its rights or remedies against us as a result of these events of default until the earlier of (a) September 30, 2011 or (b) an event of termination under the Forbearance Agreement.  During the term of the Forbearance Amendment, the available funds pursuant to the Loan Agreement will be limited to the lesser of (a) $7,000,000 or (b) a lower threshold based on the aggregate sum of (i) 70% of eligible accounts receivable (as defined in the Forbearance Agreement) which are not more than 90 days past original invoice date, plus (ii) 30% percent of eligible inventory (as defined in the Forbearance Agreement).  Borrowings on the line of credit bear interest at BOA’s prime rate plus two hundred basis points (5.25% at April 30, 2011). In connection with the execution and delivery of the waiver, Forbearance Agreement, and Forbearance Amendment, we paid BOA aggregate waiver and forbearance fees of $85,000.

On June 28, 2011, we received a letter dated June 27, 2011 (the “Notice”) from counsel to BOA pursuant to which BOA alleged that certain events of default considered to be events of termination under the Forbearance Agreement have occurred under the Loan Agreement (including the Forbearance Agreement), including failures to (i) provide a compliance certificate pursuant to section 8.2(f) of the Loan Agreement, (ii) maintain EBITDA on a quarterly basis of not less than $425,000 for the quarter ending April 30, 2011 pursuant to section 8.3 of the Loan Agreement, (iii) maintain, on a consolidated basis, a Funded Debt to Tangible Net Worth Ratio of not more than 1.00 to 1.00 as of April 30, 2011 pursuant to section 8.4 of the Loan Agreement, (iv) maintain, on a consolidated basis, an Interest Coverage Ratio, on a quarterly (and not a rolling four-quarter) basis, of at least 3.00 to 1.00 for the quarter ending April 30, 2011 pursuant to section 8.5 of the Loan Agreement, (v) maintain, on a consolidated basis, a Funded Debt to EBITDA Ratio on a quarterly basis of not more than 21.0 to 1.0 for the quarter ending April 30, 2011 pursuant to section 8.25 of the Loan Agreement, and (vi) maintain, on a consolidated basis, a Basic Fixed Charge Ratio of not less than 1.20 to 1.00 as of the April 30, 2011 quarter end pursuant to section 2(d)(iii) of the Forbearance Amendment.  We have determined that we are in default of the financial covenants set forth in items (ii), (iv) and (vi) above based on our financial results for the year ended April 30, 2011.  As a result of these defaults, BOA is entitled to exercise its rights and remedies pursuant to the Loan Agreement.

 BOA has advised us that it has reserved all of its available rights and/or remedies as a result of the defaults, including the right to stop making additional credit available to us, but BOA is evaluating its options and has not decided to take or forebear from taking any action at this time as a result of the events of default. Furthermore, BOA has not declared any and all of our obligations to be immediately due and payable, which totaled $5,560,977 at July 27, 2011.

While we and BOA have commenced discussions concerning the Loan Agreement and the events of default, there can be no assurance that we and BOA will come to any agreement regarding repayment, future forbearance terms, waiver and/or modification of the Loan Agreement and/or the default of the financial covenants.

For fiscal 2012, we expect a return to profitability.  The return to profitability includes expected increases in revenue due to existing backlog and bids, revenue enhancements as well as revenue recognition on projects that were delayed from 2011.  In addition, we have made management changes in the Suisun City operation, and have reduced selling, general and administrative costs through cost efficiency measures throughout the Company.  Each of these activities is expected to return us to profitability in fiscal 2012.  Our ability to continue as a going concern is dependent on the success of these actions.  There can be no assurance that we will be successful in accomplishing our objectives.

Although BOA has not demanded current payment on the amounts outstanding, at the same time we are managing our business for a return to profitability in fiscal 2012, we are also currently seeking alternatives to replace the Loan Agreement.

Effective June 1, 2011, we executed a non-binding letter of intent to be acquired by Multiband. Currently, we anticipate that if the acquisition by Multiband is consummated, the Loan Agreement will be repaid by Multiband.  In the event that the acquisition by Multiband does not close or the Loan Agreement is called prior to acquisition, we would seek alternative debt financing and we have already conducted discussions with other senior lenders to replace the Loan Agreement. We may not be successful in obtaining alternative debt financing or additional sources may not be available on acceptable terms. If the Loan Agreement is called and we were unable to obtain alternative debt financing, we would need to use our existing cash and cash equivalents.

In the alternative, we could raise additional funds from a sale of common stock.  On April 15, 2010 we filed a registration statement on Form S-3 using a “shelf” registration process.  Under this shelf registration process, we may offer up to 2,314,088 shares of our common stock, from time to time, in amounts and at prices and terms that we will determine at the time of the offering.  Each share of our common stock automatically includes one right to purchase one one-thousandth of a share of Series D Junior Participating Preferred Stock, par value $0.0001 per share, which becomes exercisable pursuant to the terms and conditions set forth in a Rights Plan Agreement with Interwest Transfer Co., Inc., as amended from time to time. If we sell any securities, the net proceeds will be added to our general corporate funds and may be used for general corporate purposes.  To date, no shares of our common stock have been issued under this shelf registration statement and we may not be successful in issuing additional common stock on acceptable terms or at all.

Other Short-Term Commitments

  The China Operations has outstanding loans due within the next twelve months to our joint venture partner, Taian Gas Group (TGG), of approximately $3,416,000. We expect for TGG to renew any remaining unpaid loan balances in its continued support of the China Operations consistent with historical practice.

On November 4, 2009, we acquired Pride. The purchase price represents an amount up to $3,408,913 of which $1,975,429 was paid upon closing.  Additional purchase price is paid by us to the former Pride shareholders based upon the achievement of earnings before interest and taxes (EBIT) targets for each of the twelve month periods ending October 31, 2010 and 2011, respectively.  In fiscal 2011, we made the first contingent consideration payment of $1,022,003 (including currency exchange) to the former Pride shareholders as the Pride actual EBIT of $1,467,729  for the first twelve month period ended October 31, 2010 exceeded the EBIT target amount of $1,103,386 (the Target Amount).  We will pay another $919,488 if Pride’s EBIT for the twelve month period ending October 31, 2011 equals or exceeds the Target Amount.  In the event that Pride’s EBIT is less than the Target Amount for either measurement period, such $919,488 payment will be reduced by the percentage of the shortfall between the actual EBIT and the Target Amount.  Following the first year contingent payment, and the recording of $217,570 of additional non-cash expense during fiscal 2011 for the change in the fair value of the contingent consideration from the present value of the future payments of this obligation, the fair value of the acquisition-related contingent consideration was $1,008,200 as of April 30, 2011. This additional expense is not deductible for income tax purposes. We determined the fair value of the obligation to pay the contingent consideration based on the probability-weighted income approach, using Level 3 measurement as defined in the ASC.  The Level 3 measurement is based on significant inputs not observable in the market.  These measurements included an estimated discount rate of 18.02%, future revenue growth rate of 10%, EBIT margins ranging from 7.5% to 13.32%, and weighted probability of EBIT achievement ranging from 0% to 100%.

Pride is an electrical and security services provider specializing in the commercial and government sectors and focuses on low voltage security installations, alarm systems, video surveillance and access controls.  The acquisition of Pride provides further international expansion into Australia.

Backlog

As of April 30, 2011, we had a backlog of unfilled orders of approximately $45.3 million compared to approximately $48.6 million at April 30, 2010. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is an executed written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments which may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating lease commitments.

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

The accounting policies identified as critical are as follows:

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. The most significant estimates relate to revenue recognition based on the estimation of percentage of completion on uncompleted contracts, valuation of inventory, allowance for doubtful accounts, realization of deferred tax assets, amortization methods and estimated lives of customer lists, acquisition-related contingent consideration and estimates of the fair value of reporting units and discounted cash flows used in determining whether goodwill has been impaired. Actual results could differ from those estimates.

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

Based on a combination of factors that occurred in the second quarter of fiscal 2011, including the operating results and the transition of the former management team in our Suisun City reporting unit, management concluded that an interim goodwill impairment triggering event had occurred, and accordingly performed a testing of the carrying value of $7.9 million of goodwill for the Suisun City reporting unit.  After this testing, management concluded that the carrying value of the Suisun City reporting unit exceeded the fair value of this reporting unit.  The implied fair value of the goodwill of the Suisun City reporting unit was calculated by allocating the fair values of substantially all of its individual assets, liabilities and identified intangible assets as if Suisun City had been acquired in a business combination.  As a result, we recorded a non-cash goodwill impairment charge of $6.9 million for Suisun City.

As further described in Note 16 of the consolidated financial statements, we entered into a non-binding letter of intent to be acquired for $3.20 in cash per each share for our outstanding common stock, or a market capitalization of approximately $22.3 million, which was significantly less than our book value.  We considered the significant difference between the market capitalization and book value an indicator that the aggregate fair value of its reporting units may be less than the carrying amounts in performing its annual step one test for goodwill impairment.  As a result, we determined that, except for the carrying value of Pride, included within the Australia Operations reporting unit, the carrying value of all other reporting units exceeded its respective fair values, thus failing the first step of the goodwill impairment test.  Accordingly, we performed the second step of the goodwill impairment analysis and determined the estimated fair value of the impaired reporting units’ goodwill using Level 3 measurement as defined in the ASC.  The Level 3 measurements were based on significant inputs for each reporting unit not observable in the market using a discounted cash flow valuation technique, which includes an estimated discount rate range of 15.5% to 17.3%, future short and long term revenue growth rates ranging from using 0% to 3%, gross margins ranging from 10% to 35%, and selling general and administrative expenses at 5% to 29% of revenue.  As a result, we recorded estimated non-cash goodwill impairment charges of $26,601,509 in the fourth quarter of the year ended April 30, 2011.  The second step of the goodwill impairment testing is not yet completed, which we expect to complete in the first fiscal quarter of 2012, and includes calculating an implied fair value of the goodwill of the reporting units by allocating the fair values of substantially all of the individual assets, liabilities and identified intangible assets, as if each reporting unit had been acquired in a business combination.

At April 30, 2011, we determined that the customer lists for certain of the Australia operations, Portland, Sarasota, St. Louis and Suisun City reporting units were impaired due to projected future operating performance. Using a discounted cash flow valuation technique, we determined that the carrying value of these customer lists exceeded the fair value.  As a result, we recorded impairment charges regarding these customer lists of $868,777.

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

At April 30, 2011, we have net operating loss carryforwards for federal tax purposes approximating $3,804,000 expiring through 2031.  We also have net operating losses for state tax purposes approximating $12,811,000 expiring through 2031. We evaluated the carryforward of these state losses by each operation, and determined that our WPCS, Hartford, Portland and Sarasota Operations are not expected to generate substantial profits in the near future.  Due to the uncertainty of recognizing a tax benefit on these losses, we have provided a valuation allowance against approximately $10,679,000 of state losses at April 30, 2011.  In addition, we provided a valuation allowance against deferred tax assets related to the future deduction of the amortization of goodwill, customer lists and stock compensation expense of $4,030,000, for a total valuation allowance of approximately $1,221,800 at April 30, 2011. The future use of some or all of such carried forward losses may be limited by Sec. 382 of the Internal Revenue Code in the event of an ownership change, such as the Multiband transaction described above.

We expect to carryback the Federal loss of $3,877,019 to offset profits reported on the tax returns for fiscal year 2009 and fiscal year 2010, resulting in a Federal tax refund of $1,185,000 and release of foreign tax credit of $132,800. The $132,800 foreign tax credit expires in 2014. Due to the uncertainty of our receiving any foreign income in the future, we have provided for a full valuation allowance against the foreign tax credit.

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

We have numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. Cost estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision.  Significant management judgments and estimates, including the estimated cost to complete projects, which determines the project’s percent complete, must be made and used in connection with the revenue recognized in the accounting period.  Current estimates may be revised as additional information becomes available. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated. For the year ended April 30, 2011, we have provided aggregate loss provisions of approximately $946,000 related to anticipated losses on long-term contracts.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of April 30, 2011 and 2010	F-3 – F-4

Consolidated Statements of Operations for the years ended April 30, 2011 and 2010	F-5

Consolidated Statements of Comprehensive Income (Loss) for the years ended April 30, 2011 and 2010	F-6

Consolidated Statements of Equity for the years ended April 30, 2011 and 2010	F-7 – F-8

Consolidated Statements of Cash Flows for the years ended April 30, 2011 and 2010	F-9 – F-11

Notes to Consolidated Financial Statements	F-12 – F-33

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
WPCS International Incorporated

We have audited the accompanying consolidated balance sheets of WPCS International Incorporated and Subsidiaries as of April 30, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WPCS International Incorporated and Subsidiaries as of April 30, 2011 and 2010, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

 /s/ J.H. COHN LLP

 Eatontown, NJ

  July 29, 2011

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,
ASSETS	2011	2010

CURRENT ASSETS:

Cash and cash equivalents	$4,879,106	$5,584,309
Accounts receivable, net of allowance of $1,662,168 and $206,617 at
April 30, 2011 and 2010, respectively	22,474,024	26,011,955
Costs and estimated earnings in excess of billings on uncompleted contracts	4,669,012	8,859,056
Inventory	1,972,905	2,720,052
Prepaid expenses and other current assets	1,413,151	848,626
Prepaid income taxes	173,700	-
Income taxes receivable	1,166,225	-
Deferred tax assets	2,621,329	666,000
Total current assets	39,369,452	44,689,998

PROPERTY AND EQUIPMENT, net	6,035,353	6,468,787

OTHER INTANGIBLE ASSETS, net	803,171	2,112,058

GOODWILL	2,044,856	34,919,384

DEFERRED TAX ASSETS	2,675,511	-

OTHER ASSETS	134,654	162,858

Total assets	$51,062,997	$88,353,085

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

LIABILITIES AND EQUITY	April 30,	April 30,
	2011	2010

CURRENT LIABILITIES:

Current portion of loans payable	$35,724	$63,683
Income taxes payable	-	107,417
Borrowings under line of credit	7,000,000	-
Current portion of capital lease obligations	54,496	81,950
Accounts payable and accrued expenses	10,249,503	10,962,016
Billings in excess of costs and estimated earnings on uncompleted contracts	2,039,117	1,853,131
Deferred revenue	792,414	503,502
Due joint venture partner	3,415,641	3,288,294
Acquisition-related contingent consideration	1,008,200	851,516
Total current liabilities	24,595,095	17,711,509

Acquisition-related contingent consideration, net of current portion	-	726,677
Borrowings under line of credit	-	5,626,056
Loans payable, net of current portion	10,554	46,364
Capital lease obligations, net of current portion	15,465	69,961
Deferred tax liabilities	-	2,018,462
Total liabilities	24,621,114	26,199,029

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued	-	-
Common stock - $0.0001 par value, 25,000,000 shares authorized, 6,954,766
shares issued and outstanding at April 30, 2011 and 2010	695	695
Additional paid-in capital	50,433,626	50,346,655
Retained earnings (accumulated deficit)	(26,595,831)	10,235,590
Accumulated other comprehensive income on foreign currency translation, net of
tax effects of $185,060 and $133,648 at April 30, 2011 and 2010, respectively	1,564,965	398,116

Total WPCS shareholders' equity	25,403,455	60,981,056

Noncontrolling interest	1,038,428	1,173,000

Total equity	26,441,883	62,154,056

Total liabilities and equity	$51,062,997	$88,353,085

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	April 30,
	2011	2010

REVENUE	$96,836,728	$105,769,432

COSTS AND EXPENSES:
Cost of revenue	78,910,135	77,930,126
Selling, general and administrative expenses	24,920,538	23,454,081
Depreciation and amortization	2,754,961	2,729,882
Goodwill and intangible assets impairment	34,370,285	-
Change in fair value of acquisition-related contingent consideration	217,571	125,092

Total costs and expenses	141,173,490	104,239,181

OPERATING (LOSS) INCOME	(44,336,762)	1,530,251

OTHER EXPENSE (INCOME):
Interest expense	655,944	397,765
Interest income	(48,364)	(15,849)

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) PROVISION	(44,944,342)	1,148,335

Income tax (benefit) provision	(7,938,430)	576,226

CONSOLIDATED NET (LOSS) INCOME	(37,005,912)	572,109

Net loss attributable to noncontrolling interest	(174,491)	(282,292)

NET (LOSS) INCOME ATTRIBUTABLE TO WPCS	(36,831,421)	$854,401

Basic net (loss) income per common share attributable to WPCS	$(5.30)	$0.12

Diluted net (loss) income per common share attributable to WPCS	$(5.30)	$0.12

Basic weighted average number of common shares outstanding	6,954,766	6,945,280

Diluted weighted average number of common shares outstanding	6,954,766	6,970,065

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended
	April 30,
	2011	2010
Consolidated net (loss) income	$(37,005,912)	$572,109
Other comprehensive income - foreign currency translation
adjustments, net of tax effects of $51,412 and $134,000, respectively	1,206,768	823,686

Comprehensive (loss) income	(35,799,144)	1,395,795

Comprehensive loss (income) attributable to noncontrolling interest	(39,919)	282,605
Comprehensive (loss) income attributable to WPCS	(35,839,063)	1,678,400

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

							Accumulated Other Compre-
	Preferred Stock		Common Stock		Additional		hensive Income	WPCS
	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	(Loss), net of taxes	Shareholders' Equity	Noncontrolling Interest	Total Equity

BALANCE, MAY 1, 2009	-	$-	6,942,266	$694	$50,175,479	$9,381,189	$(425,883)	$59,131,479	$1,544,163	$60,675,642

Stock-based compensation	-	-	-	-	141,551	-	-	141,551	-	141,551

Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	(88,558)	(88,558)

Net proceeds from exercise of stock options	-	-	12,500	1	29,625	-	-	29,626	-	29,626

Other comprehensive income	-	-	-	-	-	-	823,999	823,999	(313)	823,686

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	-	-	(282,292)	(282,292)

Net income attributable to WPCS	-	-	-	-	-	854,401	-	854,401	-	854,401

BALANCE, APRIL 30, 2010	-	$-	6,954,766	$695	$50,346,655	$10,235,590	$398,116	$60,981,056	$1,173,000	$62,154,056

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED

							Accumulated Other Compre-
	Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings	hensive Income,	WPCS Shareholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	net of taxes	Equity	Interest	Equity

BALANCE, MAY 1, 2010	-	$-	6,954,766	$695	$50,346,655	$10,235,590	$398,116	$60,981,056	$1,173,000	$62,154,056

Stock-based compensation	-	-	-	-	86,971	-	-	86,971	-	86,971

Other comprehensive income	-	-	-	-	-	-	1,166,849	1,166,849	39,919	1,206,768

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	-	-	(174,491)	(174,491)

Net loss attributable to WPCS	-	-	-	-	-	(36,831,421)	-	(36,831,421)	-	(36,831,421)

BALANCE, APRIL 30, 2011	-	$-	6,954,766	$695	$50,433,626	$(26,595,831)	$1,564,965	$25,403,455	$1,038,428	$26,441,883

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	April 30,
	2011	2010
OPERATING ACTIVITIES :
Consolidated net (loss) income	$(37,005,912)	$572,109
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,754,961	2,729,882
Stock-based compensation	86,971	141,551
Provision for doubtful accounts	1,603,696	170,981
Amortization of debt issuance costs	204,261	49,198
Goodwill and intangible assets impairment	34,370,285	-
Change in the fair value of acquisition-related contingent consideration	217,571	125,092
(Gain) loss on sale of fixed assets	(78,694)	17,268
Deferred income taxes	(6,699,305)	(328,494)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,584,156	742,748
Costs and estimated earnings in excess of billings on uncompleted contracts	4,210,816	(3,506,627)
Inventory	474,143	(239,039)
Prepaid expenses and other current assets	(699,490)	684,957
Income taxes receivable	(1,274,807)	-
Prepaid taxes	(173,700)	410,198
Other assets	29,617	(29,910)
Accounts payable and accrued expenses	(941,272)	1,594,416
Billings in excess of costs and estimated earnings on uncompleted contracts	173,638	(754,629)
Deferred revenue	274,646	(4,147)
NET CASH PROVIDED BY OPERATING ACTIVITIES	111,581	2,375,554

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS – CONTINUED

	Years Ended
	April 30,
	2011	2010

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(1,193,647)	(1,520,648)
Acquisition of businesses, net of cash received	(1,022,003)	(1,676,671)
NET CASH USED IN INVESTING ACTIVITIES	(2,215,650)	(3,197,319)

FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	-	29,626
Borrowings under lines of credit	1,373,944	-
Repayments under loans payable, net	(66,812)	(101,589)
Repayments to joint venture partner	(42,923)	143,790
Repayments of capital lease obligations	(81,950)	(95,515)
Distribution to noncontrolling interest	-	(88,558)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,182,259	(112,246)

Effect of exchange rate changes on cash	216,607	121,510

NET DECREASE IN CASH AND CASH EQUIVALENTS	(705,203)	(812,501)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	5,584,309	6,396,810
CASH AND CASH EQUIVALENTS, END OF THE YEAR	$4,879,106	$5,584,309

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS – CONTINUED

	Years Ended
	April 30, 2011	April 30, 2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$451,681	$397,768
Income taxes	$281,117	$487,932

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1 - LIQUIDITY AND BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At April 30, 2011, the Company had cash and cash equivalents of $4,879,106 and working capital of $14,774,357, which consisted of current assets of $39,369,452 and current liabilities of $24,595,095.  The Company expects to meet its cash requirements through a combination of existing cash balances, internally generated cash from operations, expense management and future operating income and existing or future credit facilities.

In regards to the Company’s fiscal year 2011 financial performance, as with many companies in our industry, the Company experienced difficult economic conditions and competitive gross margin pressure, resulting in lower revenue and lower gross margins compared to fiscal 2010.  In addition, the Company experienced significant losses on certain projects which adversely impacted our financial results.  The combination of these factors resulted in the Company generating an operating loss, reduced working capital and marginal operating cash flows as of and for the year ended April 30, 2011.

As further described in Note 7, “Long-Term Debt”, for each of the quarters during fiscal 2011 and as of and for the year ended April 30, 2011, the Company was in default of the financial covenants under the Loan Agreement due to the operating losses incurred during this fiscal year.  In the first quarter of fiscal 2011, the Company obtained a waiver for this non-compliance from Bank of America, N.A. (BOA).  However, as a result of the non-compliance with the financial covenants at the completion of our second fiscal quarter of 2011, on December 22, 2010 the Company executed the terms of a forbearance agreement with BOA (the Forbearance Agreement).  On March 28, 2011 but effective February 28, 2011, the Company entered into a first amendment (the Forbearance Amendment) of the Forbearance Agreement.  Under the terms of the Forbearance Amendment, BOA agreed not to exercise its rights or remedies against the Company as a result of these events of default until the earlier of (a) September 30, 2011 or (b) an event of termination under the Forbearance Agreement.  During the term of the Forbearance Amendment, the available funds pursuant to the Loan Agreement will be limited to the lesser of (a) $7,000,000 or (b) a lower threshold based on the aggregate sum of (i) 70% of eligible accounts receivable (as defined in the Forbearance Agreement) which are not more than 90 days past original invoice date, plus (ii) 30% percent of eligible inventory (as defined in the Forbearance Agreement).

On June 28, 2011, the Company received a letter dated June 27, 2011 (the “Notice”) from counsel of BOA pursuant to which BOA alleged that certain events of default considered to be events of termination under the Forbearance Agreement have occurred under the Loan Agreement (including the Forbearance Agreement), including failures to (i) provide a compliance certificate pursuant to section 8.2(f) of the Loan Agreement, (ii) maintain EBITDA on a quarterly basis of not less than $425,000 for the quarter ending April 30, 2011 pursuant to section 8.3 of the Loan Agreement, (iii) maintain, on a consolidated basis, a Funded Debt to Tangible Worth Net Ratio of not more than 1.00 to 1.00 as of April 30, 2011 pursuant to section 8.4 of the Loan Agreement, (iv) maintain, on a consolidated basis, an Interest Coverage Ratio, on a quarterly (and not a rolling four-quarter) basis, of at least 3.00 to 1.00 for the quarter ending April 30, 2011 pursuant to section 8.5 of the Loan Agreement, (v) maintain, on a consolidated basis, a Funded Debt to EBITDA Ratio on a quarterly basis of not more than 21.00 to 1.00 for the quarter ending April 30, 2011 pursuant to section 8.25 of the Loan Agreement, and (vi) maintain, on a consolidated basis, a Basic Fixed Charge Ratio of not less than 1.20 to 1.00 as of the April 30, 2011 quarter end pursuant to section 2(d)(iii) of the Forbearance Amendment.  As a result of the audited financial statements included in this annual report, the Company is in default of the financial covenants set forth in items (ii), (iv) and (vi) above based on its financial results for the year ended April 30, 2011.  As a result of these defaults, BOA is entitled to exercise its rights and remedies pursuant to the Loan Agreement.

BOA has advised the Company that it is reserving all of its available rights and/or remedies as a result of the defaults of the financial covenants, including the right to stop making additional credit available to the Company, but BOA is evaluating its options and has not decided to take or forebear from taking any action at this time as a result of the events of default.

Although BOA has not demanded payment on the amounts outstanding, at the same time the Company is managing its business for a return to profitability in 2012, the Company is also seeking alternatives to replace the Loan Agreement.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As further described in Note 16, “Subsequent Events”, on June 1, 2011, the Company entered into a non-binding letter of intent to be acquired by Multiband Corporation (Multiband).

In the event that the acquisition of Multiband does not close or the Loan Agreement is called prior to acquisition, the Company would seek alternative debt financing and has conducted discussions with other senior lenders to replace the Loan Agreement.  The Company may not be successful in obtaining alternative debt financing or additional financing sources may not be available on acceptable terms.  If the Loan Agreement is called and the Company was unable to obtain alternative debt financing, the Company would need to use its existing cash and cash equivalents.

Finally, as described in Note 12, “Shareholders’ Equity”, the Company has filed a shelf registration statement on Form S-3.  Sales of the Company’s common stock may be offered in amounts and at prices and terms that the Company would determine at the time of the offering. The issuance of additional stock is considered to be another alternative to generate additional funds for corporate purposes.  The Company may not be successful in issuing additional common stock on acceptable terms or at all.

This Annual Report on Form 10-K includes the accounts of WPCS International Incorporated (WPCS) and its wholly and majority-owned subsidiaries, as follows, collectively referred to as “we”, “us” or the "Company".  Domestic operations include WPCS Incorporated, WPCS International – Suisun City, Inc. (Suisun City Operations), WPCS International – St. Louis, Inc. (St. Louis Operations), WPCS International – Lakewood, Inc. (Lakewood Operations), WPCS International – Hartford, Inc. (Hartford Operations), WPCS International – Sarasota, Inc. (Sarasota Operations), WPCS International – Trenton, Inc. (Trenton Operations), WPCS International – Seattle, Inc. (Seattle Operations), and WPCS International – Portland, Inc. (Portland Operations).  International operations include WPCS Asia Limited, Taian AGS Pipeline Construction Co. Ltd. (China Operations), and WPCS Australia Pty Ltd, WPCS International – Brisbane, Pty Ltd., WPCS International – Brendale, Pty Ltd., and The Pride Group (QLD) Pty Ltd. (Pride), (collectively the Australia Operations).

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

Fair Value of Financial Instruments

The Company’s material financial instruments at April 30, 2011 and for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, account payable, line of credit and loans payable. The fair values of cash and cash equivalents, accounts receivable, and account payable are equal to their carrying value because of their liquidity and short-term maturity. Management believes that the fair values of the line of credit and loans payable do not differ materially from their aggregate carrying values in that substantially all the obligations bear variable interest rates that are based on market rates or interest rates that are periodically adjustable to rates that are based on market rates.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable are due within contractual payment terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Credit is extended based on evaluation of a customer's financial condition. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Included in the accounts receivable is retainage receivable of $2,371,385 and $3,554,455 at April 30, 2011 and 2010, respectively. The Company estimates that approximately $1,790,000 of the aggregate accounts receivable and retainage receivable will not be collected within one year of April 30, 2011.

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

The Company determines the fair value of the reporting units for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. The Company performs its annual impairment test at April 30 absent any interim impairment indicators. Significant adverse changes in general economic conditions could impact the Company's valuation of its reporting units. The fiscal 2011 impairment charges are described in further detail in Note 6.

The Company reviews its other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In performing a review for impairment, the Company compares the carrying value of the assets with their estimated future undiscounted cash flows from the use of the asset and eventual disposition. If the estimated undiscounted future cash flows are less than carrying value, an impairment loss is charged to operations based on the difference between the carrying amount and the fair value of the asset. The fiscal 2011 impairment charges are described in further detail in Note 6.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. Cost estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated cost to complete projects, which determines the project’s percent complete, must be made and used in connection with the revenue recognized in the accounting period.  Current estimates may be revised as additional information becomes available. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated.  For the year ended April 30, 2011, the Company has provided aggregate loss provisions of approximately $946,000 related to anticipated losses on long-term contracts.

The length of the Company’s contracts varies but is typically between three months and two years. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying consolidated balance sheets as they will be liquidated in the normal course of contract completion, although this may require more than one year.

The Company also recognizes certain revenue from short-term contracts when equipment is delivered or the services have been provided to the customer.  For maintenance contracts, revenue is recognized ratably over the service period.

Other Concentrations

The Company has 166 union employees.  A contract with 1 union employee for the St. Louis Operations expires on October 31, 2013.  A contract with 5 union employees for the Portland Operations expires on December 31, 2012. Trenton Operations has 44 union employees whose contracts with different unions that don’t have an expiration date. The contracts can be cancelled with 150 days notice. A contract with 11 union employees for the Seattle Operations expires on May 31, 2012. A contract with 5 union employees for the Seattle Operations expires on August 31, 2012.  A contract with 37 union employees for the Seattle Operations expires on July 31, 2013. A contract with 35 union employees for the Suisun City Operations expires on November 30, 2011.  A contract with 3 union employees for the Suisun City Operations expires on March 31, 2011. A contract with 20 union employees for the Suisun City Operations expires on May 31, 2012.  A contract with 4 union employees for the Suisun City Operations expires on August 31, 2012. A contract with 1 union employee for the Suisun City Operations expires on May 31, 2014. At April 30, 2011, 33% of the Company’s labor force is subject to collective bargaining agreements.

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

The Company performed a review for uncertainty in income tax positions in accordance with authoritative guidance.  This review did not result in the recognition of any material unrecognized tax benefits as of April 30, 2011 and 2010. Management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. For the years ended April 30, 2011 and 2010, the Company recognized no interest or penalties, respectively.  The Company's U.S. Federal, state and foreign income tax returns prior to fiscal years 2007 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Common Share

Basic net (loss) income per common share is computed as net (loss) income divided by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur from common stock issuable through exercise of stock options.  The table below presents the computation of basic and diluted net income per common share for the years ended April 30, 2011 and 2010, respectively:

Basic (loss) earnings per share computation	Years Ended
	April 30,
	2011	2010
Numerator:

Net (loss) income attributable to WPCS	$(36,831,421)	$854,401

Denominator:

Basic weighted average shares outstanding	6,954,766	6,945,280

Basic net (loss) income per common share attributable to WPCS	$(5.30)	$0.12

Diluted (loss) earnings per share computation
	Years Ended
	April 30,
	2011	2010
Numerator:

Net (loss) income attributable to WPCS	$(36,831,421)	$854,401

Denominator:

Basic weighted average shares outstanding	6,954,766	6,945,280

Incremental shares from assumed conversion of stock options	-	24,785

Diluted weighted average shares	6,954,766	6,970,065

Diluted net (loss) income per common share attributable to WPCS	$(5.30)	$0.12

At April 30, 2011 and 2010, the Company had 277,888 and 597,605 outstanding stock options, respectively. For the year ended April 30, 2011, 277,888 options were not included in the computation of fully diluted earnings per common share as a result of the net loss.  For the year ended April 30, 2010, 450,439 options were not included in the computation of fully diluted earnings per common share, because the stock option exercise prices exceeded the average market price of the common stock, and therefore, the effects would be antidilutive.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation Plans

The Company recorded stock-based compensation of $86,971 and $141,551 for the years ended April 30, 2011 and 2010, respectively.

At April 30, 2011, the total compensation cost related to unvested stock options granted to employees under the Company’s stock option plans but not yet recognized was approximately $99,000 and is expected to be recognized over a weighted-average period of 1.26 years. For the years ended April 30, 2011 and 2010, the weighted average fair value of stock options granted was $1.31 and $1.38, respectively.

The Company elected to adopt the shortcut method for determining the initial pool of excess tax benefits available to absorb tax deficiencies related to stock-based compensation. The shortcut method includes simplified procedures for establishing the beginning balance of the pool of excess tax benefits (the APIC Tax Pool) and for determining the subsequent effect on the APIC Tax Pool and the Company’s consolidated statements of cash flows of the tax effects of share-based compensation awards. Excess tax benefits related to share-based compensation are reflected as financing cash inflows.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. Compensation cost is then recognized on a straight-line basis over the vesting or service period and is net of estimated forfeitures.  The following assumptions were used to compute the fair value of stock options granted during the years ended April 30, 2011 and 2010, respectively:

	Years Ended
	April 30,
	2011	2010

Average risk-free interest rate	1.20%	1.47%
Average expected volatility	60.4%	60.1%
Average expected dividend yield	0.00%	0.00%
Average expected term (in years)	3.50	3.50

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

Noncontrolling Interest

Noncontrolling interest for the years ended April 30, 2011 and 2010 consists of the following:

	April 30,
	2011	2010
Balance, beginning of year	$1,173,000	$1,544,163

Net loss attributable to noncontrolling interest	(174,491)	(282,292)

Other comprehensive income (loss) attributable to noncontrolling interest	39,919	(313)

Capital distribution to noncontrolling interest	-	(88,558)

Balance, end of year	$1,038,428	$1,173,000

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. The most significant estimates relate to the calculation of percentage-of-completion on uncompleted contracts, allowance for doubtful accounts, valuation of inventory, realization of deferred tax assets, amortization method and lives of customer lists, acquisition-related contingency consideration and estimates of the fair value of reporting units and discounted cash flows used in determining whether goodwill has been impaired. Actual results could differ from those estimates.

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

The Pride Group (QLD) Pty Ltd.

On November 4, 2009, the Company acquired Pride. The purchase price represents an amount up to $3,408,913 of which $1,975,429 was paid upon closing.  Additional purchase price is paid by the Company to the former Pride shareholders based upon the achievement of earnings before interest and taxes (EBIT) targets for each of the twelve month periods ending October 31, 2010 and 2011, respectively.  In fiscal 2011, the Company made the first contingent consideration payment of $1,022,003(including currency exchange) to the former Pride shareholders as the Pride actual EBIT of $1,467,729  for the first twelve month period ended October 31, 2010 exceeded the EBIT target amount of $1,103,386 (the Target Amount).  The Company will pay another $919,488 if Pride’s EBIT for the twelve month period ending October 31, 2011 equals or exceeds the Target Amount.  In the event that Pride’s EBIT is less than the Target Amount for either measurement period, such $919,488 payment will be reduced by the percentage of the shortfall between the actual EBIT and the Target Amount.  Following the first year contingent payment, and the recording of $217,571 of additional non-cash expense during fiscal 2011 for the change in the fair value of the contingent consideration from the present value of the future payments of this obligation, the fair value of the acquisition-related contingent consideration was $1,008,200 as of April 30, 2011. This additional expense is not deductible for income tax purposes. The Company determined the fair value of the obligation to pay the contingent consideration based on the probability-weighted income approach, using Level 3 measurement as defined in the Accounting Standard Codification (ASC).  The Level 3 measurement is based on significant inputs not observable in the market. These measurements included an estimated discount rate range of 18.02%, future revenue growth rate of 10%, EBIT margins ranging from 7.5% to 13.32%, and weighted probability of EBIT achievement ranging from 0% to 100%.

The acquisition of Pride provides further international expansion into Australia and is included as part of the Australia Operations. For Pride, a valuation of certain assets and liabilities was completed, including property and equipment, list of major customers, and contingent consideration, and the Company internally determined the fair value of other assets and liabilities.

The purchase price allocation has been determined as follows:

Assets purchased:

Cash	$282,307
Accounts receivable	1,160,419
Inventory	67,582
Costs and estimated earnings in excess of billings	86,391
Property and equipment	260,749
Other assets	23,816
Deferred tax assets	64,664
Goodwill	1,715,734
Customer list	415,609
Backlog	218,838
4,296,109

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liabilities assumed:
Accounts payable	194,984
Billing in excess of costs and estimated earnings	82,876
Loans payable	50,277
Accrued expenses	231,934
Payroll and other payable	48,909
Sales and use tax payable	48,761
Income taxes payable	30,922
Deferred tax liabilities	198,533
887,196
Purchase price	$3,408,913

Consolidated Pro Forma Information

The following unaudited pro forma financial information presents the combined results of operations of the Company and Pride for the year ended April 30, 2010 as if the acquisition had occurred at May 1, 2009. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Pride been operated as a single entity during these periods.

Consolidated Pro Forma

Year Ended
April 30,
2010

Revenue	$110,733,317

Net income attributable to WPCS	$967,725

Basic weighted average shares	6,945,280
Diluted weighted average shares	6,970,065

Basic net income per share attributable to WPCS	$0.14
Diluted net income per share attributable to WPCS	$0.14

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

	2011	2010
Costs incurred on uncompleted contracts	$74,468,342	$83,530,716
Estimated contract profit	14,355,700	26,073,914
	88,824,042	109,604,630
Less: billings to date	86,194,147	102,598,705
Net excess of costs	$2,629,895	$7,005,925

Costs and estimated earnings in excess of billings	$4,669,012	$8,859,056
Billings in excess of costs and estimated earnings
on uncompleted contracts	(2,039,117)	(1,853,131)
Net excess of costs	$2,629,895	$7,005,925

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which circumstances requiring the revisions become known.  During the fiscal year ended April 30, 2011, the effect of such revisions in estimated contract profits resulted in a decrease to gross profit of approximately $2,600,000 (or approximately $0.31 per common share), from that which would have been reported had the revised estimates been used as the basis of recognition for contract profits in the prior year.  During the fiscal year ended April 30, 2010, the effect of such revisions in estimated contract profits results in an increase to gross profit of approximately $525,000, (or approximately $0.04 per common share), from that which would have been reported had the revised estimates been used as the basis of recognition for contract profits in the prior year. Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at April 30:

	Estimated useful life (years)	2011	2010

Furniture and fixtures	5-7	$317,735	$312,139
Computers and software	2-3	1,319,548	1,355,314
Office equipment	5-7	183,343	176,214
Vehicles	5-7	4,945,906	4,589,687
Machinery and equipment	5	7,078,552	6,511,524
Leasehold improvements	2-3	498,207	427,559
		14,343,291	13,372,437
Less accumulated depreciation and amortization		8,307,938	6,903,650
		$6,035,353	$6,468,787

Depreciation expense for property and equipment for the years ended April 30, 2011 and 2010 was approximately $2,185,000 and $2,064,000, respectively.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

Based on a combination of factors that occurred in the second quarter of fiscal 2011, including the operating results and the transition of the former management team in the Company’s Suisun City reporting unit, management concluded that an interim goodwill impairment triggering event had occurred, and accordingly performed a testing of the carrying value of $7.9 million of goodwill for the Suisun City reporting unit.  After this testing, management concluded that the carrying value of the Suisun City reporting unit exceeded the fair value of this reporting unit.  The implied fair value of the goodwill of the Suisun City reporting unit was calculated by allocating the fair values of substantially all of its individual assets, liabilities and identified intangible assets as if Suisun City had been acquired in a business combination.  As a result, the Company recorded a non-cash goodwill impairment charge of $6.9 million for Suisun City.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As further described in Note 16, “Subsequent Events”, the Company entered into a non-binding letter of intent to be acquired at a cash price of $3.20 per common share for the outstanding common stock of the Company, or a market capitalization of approximately $22.3 million, which was significantly less than the book value of the Company.  The Company considered the significant difference between the market capitalization and book value an indicator that the aggregate fair value of its reporting units may be less than the carrying amounts in performing its annual step one test for goodwill impairment.  As a result, the Company determined that, except for the carrying value of Pride, included within the Australia Operations reporting unit, the carrying value of all other reporting units exceeded its respective fair value, thus failing the first step of the goodwill impairment test.  Accordingly, the Company performed the second step of the goodwill impairment analysis and determined the estimated fair value of the impaired reporting units’ goodwill using Level 3 measurement as defined in the ASC.  The Level 3 measurements were based on significant inputs for each reporting unit not observable in the market.  These measurements included a discounted cash flow valuation technique, using an estimated discount rate range of 15.5% to 17.3%, future short and long term revenue growth rates ranging from g 0% to 3%, gross margins ranging from 10% to 35%, and selling general and administrative expenses ranging from 5% to 29% of revenue.  As a result, the Company recorded estimated non-cash goodwill impairment charges of $26,601,509 in the fourth quarter of the year ended April 30, 2011.  The second step of the goodwill impairment testing is not yet completed, which the Company expects to complete in the first fiscal quarter of 2012, and includes calculating an implied far value of the goodwill of the reporting units by allocating the fair values of substantially all of the individual assets, liabilities and identified intangible assets, as if each reporting unit had been acquired in a business combination.

Goodwill through the years ended April 30, 2011 and 2010 consisted of the following:

	Wireless	Specialty	Electrical
	Communication	Construction	Power	Total

Balance, May 1, 2009	$10,921,998	$3,339,842	$18,287,346	$32,549,186

Portland Operations acquisition	-	-	121,786	121,786
Australia Operations acquisitions	-	-	1,717,484	1,717,484
Foreign currency translation adjustments	-	-	530,928	530,928

Balance, May 1, 2010	$10,921,998	$3,339,842	$20,657,544	$34,919,384

Goodwill impairment	(10,921,998)	(3,339,842)	(19,239,668)	(33,501,508)
Foreign currency translation adjustments	-	-	626,980	626,980

Balance, April 30, 2011	$-	$-	$2,044,856	$2,044,856

At April 30, 2011, the total amount of goodwill expected to be deducted for tax purposes is $11,905,650 related to the Lakewood, Hartford, Sarasota, Portland and St. Louis Operations acquisitions.

Other intangible assets consist of the following at April 30:

	Estimated useful life	April 30,	April 30,
	(years)	2011	2010

Customer list	3-9	$4,638,398	$4,423,580
Less accumulated amortization		(2,972,341)	(2,426,541)
Less customer list impairment		(868,777)	-
		$797,280	$1,997,039

Contract backlog	1-3	$1,174,332	$1,135,244
Less accumulated amortization		(1,168,441)	(1,020,225)
		$5,891	$115,019

Totals		$803,171	$2,112,058

At April 30, 2011, the Company determined that the customer lists for certain of the Australia operations, Portland, Sarasota and Suisun City reporting units were impaired due to projected future operating performance.  Using a discounted cash flow valuation technique, the Company determined that the carrying value of these customer lists exceeded the fair value.  As a result, the Company recorded an impairment charge of $868,777.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for other intangible assets for the years ended April 30, 2011 and 2010 was approximately $570,000 and $666,000, respectively.

There are no expected residual values related to these intangible assets. Estimated future amortization expense by fiscal year is as follows:

Year ending April 30,

2012	$234,902
2013	227,179
2014	158,248
2015	76,700
2016	70,761
Thereafter	35,381
Total Intangible Assets	$803,171

The weighted-average amortization period of the intangible assets is 4.03 years.

NOTE 7 - LONG-TERM DEBT

Lines of Credit

On April 10, 2010, the Company renewed the loan agreement (Loan Agreement) with BOA for three years under terms similar to the prior Loan Agreement, including the same customary covenants. The Loan Agreement provides for a revolving line of credit in an amount not to exceed $15,000,000, together with a letter of credit facility not to exceed $2,000,000. The Company and its subsidiaries also entered into security agreements with BOA, pursuant to which the Company granted a security interest to BOA in all of its domestic assets and 65% of the capital stock of the Australian Operations. The Loan Agreement contains customary covenants, including but not limited to (i) funded debt to tangible net worth and (ii) minimum interest coverage ratio.  At April 30, 2011, outstanding borrowings were $7,000,000 under the Loan Agreement.

For each of the quarters during fiscal 2011 and as of and for the year ended April 30, 2011, the Company was in default of the financial covenants under the Loan Agreement due to the operating losses incurred during this fiscal year.  In the first quarter of fiscal 2011, the Company obtained a waiver for this non-compliance from BOA.  However, as a result of the non-compliance with the financial covenants at the completion of our second fiscal quarter of 2011, on December 22, 2010 the Company executed the terms of a forbearance agreement with BOA (the Forbearance Agreement).  On March 28, 2011 but effective February 28, 2011, the Company entered into a first amendment (the Forbearance Amendment) of the Forbearance Agreement.  Under the terms of the Forbearance Amendment, BOA agreed not to exercise its rights or remedies against the Company as a result of these events of default until the earlier of (a) September 30, 2011 or (b) an event of termination under the Forbearance Agreement.  During the term of the Forbearance Amendment, the available funds pursuant to the Loan Agreement will be limited to the lesser of (a) $7,000,000 or (b) a lower threshold based on the aggregate sum of (i) 70% of eligible accounts receivable (as defined in the Forbearance Agreement) which are not more than 90 days past original invoice date, plus (ii) 30% percent of eligible inventory (as defined in the Forbearance Agreement).  Borrowings on the line of credit bear interest at BOA’s prime rate plus two hundred basis points (5.25% at April 30, 2011).  In connection with the execution and delivery of the waiver, Forbearance Agreement, and Forbearance Amendment, the Company paid BOA aggregate waiver and forbearance fees of $85,000.

On June 28, 2011, the Company received a letter dated June 27, 2011 (the “Notice”) from counsel to BOA pursuant to which BOA alleged that certain events of default considered to be events of termination under the Forbearance Agreement have occurred under the Loan Agreement (including the Forbearance Agreement), including failures to (i) provide a compliance certificate pursuant to section 8.2(f) of the Loan Agreement, (ii) maintain EBITDA on a quarterly basis of not less than $425,000 for the quarter ending April 30, 2011 pursuant to section 8.3 of the Loan Agreement, (iii) maintain, on a consolidated basis, a Funded Debt to Tangible Net Worth Ratio of not more than 1.00 to 1.00 as of April 30, 2011 pursuant to section 8.4 of the Loan Agreement, (iv) maintain, on a consolidated basis, an Interest Coverage Ratio, on a quarterly (and not a rolling four-quarter) basis, of at least 3.00 to 1.00 for the quarter ending April 30, 2011 pursuant to section 8.5 of the Loan Agreement, (v) maintain, on a consolidated basis, a Funded Debt to EBITDA Ratio on a quarterly basis of not more than 21.00 to 1.00 for the quarter ending April 30, 2011 pursuant to section 8.25 of the Loan Agreement, and (vi) maintain, on a consolidated basis, a Basic Fixed Charge Ratio of not less than 1.20 to 1.00 as of the April 30, 2011 quarter end pursuant to section 2(d)(iii) of the Forbearance Amendment.  The Company is in default of the financial covenants set forth in items (ii), (iv) and (vi) above based on its financial results for the year ended April 30, 2011.  As a result of these defaults, BOA is entitled to exercise its rights and remedies pursuant to the Loan Agreement.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOA has advised the Company that it is reserving all of its available rights and/or remedies as a result of the defaults of the financial covenants, including the right to stop making additional credit available to the Company, but BOA is evaluating its options and has not decided to take or forebear from taking any action at this time as a result of the events of default. Furthermore, BOA has not declared any and all of the Company’s obligations to be immediately due and payable, which totaled $5,560,977 at July 27, 2011.

While the Company and BOA have commenced discussions concerning the Loan Agreement and the events of default, there can be no assurance that the Company and BOA will come to any agreement regarding repayment, future forbearance terms, waiver and/or modification of the Loan Agreement and/or the default of the financial covenants.

Due to the short-term nature of the Forbearance Agreement and Forbearance Amendment, the line of credit borrowings under the Loan Agreement are classified as a current liability.

Loans Payable

The Company’s long-term debt also consists of notes issued by the Company or assumed in acquisitions related to working capital funding and the purchase of property and equipment in the ordinary course of business. At April 30, 2011, loans payable and capital lease obligations totaled $116,239 with interest rates ranging from 0% to 14.3%. At April 30, 2010, loans payable and capital lease obligations totaled $261,958 with interest rates ranging from 0% to 12.67%.

Due Joint Venture Partner

As of April 30, 2011, the China Operations had outstanding loans due the joint venture partner, Taian Gas Group (TGG), totaling $3,415,641, of which $2,775,636 matures on December 31, 2011, and bears interest at 5.81%. The China Operations expects to renew the outstanding loans on or prior to maturity consistent with historical practice. The remaining balance of $640,005 is due on demand and represents interest accrued and working capital loans from TGG to the China Operations in the normal course of business. As of April 30, 2010, the China Operations had outstanding loans due to TGG which totaled $3,288,294.

The aggregate maturities of long-term debt, including loans payable, capital lease obligations, due joint venture partner and lines of credit are as follows:

Year ending April 30,
	Loans Payable	Capital Lease	Due to Shareholders	Line of Credit	Total
2012	35,724	54,496	$3,415,641	$7,000,000	10,505,861
2013	10,554	15,465	-	-	26,019
Total long-term debt	$46,278	$69,961	$3,415,641	$7,000,000	$10,531,880

NOTE 8 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of the Trenton Operations, the Company leases its Trenton, New Jersey location from Voacolo Properties LLC, of which the former shareholders of the Trenton Operations are the members. For the years ended April 30, 2011 and 2010, the rents paid for this lease were $69,000 and $66,000, respectively.

In connection with the acquisition of the Pride, the Company leases its Woombye, Queensland, Australia location from Pride Property Trust, of which the former shareholders of the Pride Group (QLD) Pty Ltd are the members. For the years ended April 30, 2011 and 2010, the rents paid for this lease were $55,272 and $29,610, respectively.

The China Operations revenue earned from TGG and subsidiaries was $878,296 and $388,845 for the years ended April 30, 2011 and 2010, respectively. The China Operations accounts receivable due from TGG and subsidiaries was $148,805 and $88,857 as of April 30, 2011 and 2010, respectively.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RETIREMENT PLANS

The Company and its subsidiaries participate in employee savings plans under Section 401(k) of the Internal Revenue Code pursuant to which eligible employees may elect to defer a portion of their annual salary by contributing to the plan. There were no Company matching contributions made for the years ended April 30, 2011 and 2010, respectively.

The Company also contributes to multi-employer pension plans which provide benefits to union employees covered by a collective bargaining agreement.  The Company incurred total costs under such agreements of approximately $4,109,000 and $3,102,000 for the years ended April 30, 2011 and 2010, respectively.

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

NOTE 10 - INCOME TAXES

Income (loss) before provision for income taxes (benefit) show below is based on the geographic locations to which such income is attributed for the years ended April 30:

	2011	2010
(Loss) income before income taxes:

Domestic	$(40,526,138)	$2,414,980
Foreign	(4,418,204)	(1,266,645)

Totals	$(44,944,342)	$1,148,335

The provision for income taxes (benefit) for the years ended April 30, 2011 and 2010 is summarized as follows:

	2011	2010
Current
Federal	$(1,185,000)	$855,000
State	(96,000)	132,000
Foreign	44,000	(82,280)
Totals	(1,237,000)	904,720
Deferred
Federal	(5,509,000)	(84,000)
State	(821,000)	(81,000)
Foreign	(371,430)	(163,494)
Totals	(6,701,430)	(328,494)
Total provision for income taxes (benefit)	$(7,938,430)	$576,226

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The actual provision for income taxes reflected in the consolidated statements of income for the years ended April 30, 2011 and 2010 differs from the provision computed at the Federal statutory tax rates. The principal differences between the statutory income tax and the actual provision for income taxes are summarized as follows:

Reconciliation of statutory income tax (benefit) rate:
	2011	2010
Expected tax (benefit) provision at statutory rate (34%)	$(15,281,000)	$390,000
Rate differential between US statutory rate (34%) and foreign tax rates	199,000	78,000
State and local taxes, net of federal tax benefit	(1,227,000)	34,226
Valuation allowance	900,800	-
Goodwill and intangible assets impairment	7,462,000	-
Tax on foreign dividend received	-	31,000
Section 199 permanent difference	-	(55,000)
Non deductible incentive stock option expense	-	37,000
Non deductible change in fair value of acquisition-related contingent consideration	74,000	43,000
Other permanent differences	(66,230)	18,000
Totals	$(7,938,430)	$576,226

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

Deferred tax assets and liabilities are provided for the effects of temporary difference between tax basis of an asset or liability and its reported amount in the consolidated balance sheet. These temporary differences result in taxable or deductible amounts in future years.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the Company’s deferred tax assets and liabilities are as follows:

	2011	2010
Deferred tax assets:

Allowance for doubtful accounts	$530,026	$119,000
Inventory markdown reserve	78,000	-
Reserve for loss on work-in-progress	377,000	22,000
Net operating loss carryforward	1,386,745	390,000
Bonus and vacation accruals	227,420	74,000
Non-qualified stock options	42,000	11,000
Federal benefit for foreign tax credit	132,800	132,000
Valuation allowance	(135,800)	-

Deferred tax assets-current	2,638,191	748,000

Intangible assets	382,000	242,538
Goodwill	3,186,000	-
Property and equipment	174,253	14,000
Net operating loss carryforward	822,000	321,000
Valuation allowance	(1,086,000)	(321,000)

Deferred tax assets-long term	3,478,253	256,538

Deferred tax liabilities:

Deferred revenue	(16,862)	(82,000)
Deferred tax liabilities-current	(16,862)	(82,000)

Property and equipment	(431,158)	(216,000)
Intangible assets	(186,525)	(458,000)
Goodwill	-	(1,468,000)
Cumulative translation adjustments	(185,060)	(133,000)
Deferred tax liabilities-long term	(802,742)	(2,275,000)

Net deferred tax assets (liabilities)	$5,296,840	$(1,352,462)

At April 30, 2011, the Company has net operating loss carryforwards for federal tax purposes approximating $3,804,000 expiring through 2031.  The Company also has net operating losses for state tax purposes approximating $12,811,000 expiring through 2031. The Company evaluated the carryforward of these state losses by each operation, and determined that the WPCS, Hartford, Portland and Sarasota Operations are not expected to generate substantial profits in the near future.  Due to the uncertainty of recognizing a tax benefit on these losses, the Company has provided a valuation allowance against approximately $10,679,000 of state losses at April 30, 2011.  In addition, the Company provided a valuation allowance against deferred tax assets related to the future deduction of the amortization of goodwill, customer lists and stock compensation expense of $4,030,000, for a total valuation allowance of approximately $1,221,800 at April 30, 2011. However, the future use of some or all of such carried forward losses may be limited by Sec. 382 of the Internal Revenue Code in the event of an ownership change, such as the transaction stated in Note 16.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in the valuation allowance is listed below:

	Year ended April 30,
	2011	2010
Balance at beginning of the year	$321,000	$268,000

Charged to costs and expenses	900,800	53,000

Balance at end of the year	$1,221,800	$321,000

In 2011, the amounts charged to costs and expense primarily relate to the establishment of a valuation allowance for state taxes on losses generated by WPCS, Hartford, Sarasota and Portland Operations where the Company believes that the corresponding tax losses will not be utilized.  In addition, the company also established a valuation allowance for state taxes on the deduction of amortization of goodwill and customer lists for taxes since the Company believes that these operations would not generate profits in the short term. Included in the amounts charged to costs and expense is a full valuation allowance against foreign tax credits carried forward since the Company does not expect to receive any foreign dividends from its foreign operations.

In 2010, the amount charged to costs and expenses primarily related to the establishment of valuation allowances for state taxes on losses generated by WPCS, where the Company believes that the corresponding tax losses will not be utilized.

The company expects to carryback the Federal loss of $3,877,019 to offset profits reported on the tax returns for fiscal year 2009 and fiscal year 2010, resulting in a Federal tax refund of $1,185,000 and release of foreign tax credit of $132,800. The $132,800 foreign tax credit expires in 2014. Due to the uncertainty of the Company receiving any foreign income in the future, the Company has provided for a full valuation allowance against the foreign tax credit.

 At April 30, 2011, the Company has net operating loss carryforwards for Chinese tax reporting purposes approximating $415,000, expiring through 2014.

Undistributed earnings of the Company’s Australian subsidiaries were approximately $509,000 and $327,000 for the years ended April 30, 2011 and 2010, respectively.  These earnings, which reflect full provision for foreign income taxes, are considered to be indefinitely reinvested in foreign operations or will be reinvested substantially free of additional tax.  Accordingly, no provision for Federal income taxes has been provided thereon.  Upon repatriation of these earnings, in the form of dividends or otherwise, the Company will be subject to both Federal income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable, if applicable.  Determination of the amount of the unrecognized deferred income tax liability versus current income tax payable is not practicable due to the complexities associated with its hypothetical calculation.  However, unrecognized foreign tax credit carryforwards would become available to reduce some portion of the Federal liability.

Deferred taxes have not been provided on the excess book basis in the shares of the Company’s Australia subsidiaries because these bases differences are not expected to reverse in the foreseeable future. These bases differences could reverse through a sale of the subsidiaries, the receipt of dividends from the subsidiaries, as well as various other events. It is not practical to calculate the residual income taxes that would result if these bases differences reversed due to the complexities of the income tax law and the hypothetical nature of these calculations.

The Company recently concluded tax examination by the Internal Revenue Service (“IRS”) of its Consolidated Income return filed for the year ended April 30, 2009. Based on its examination, the IRS disallowed certain expense deductions for the year ended April 30, 2009 and correspondingly made similar disallowances for the year ended April 30, 2010. These changes resulted in an increase in taxable income in the amount of $13,550 and $15,648 for the years ended April 30, 2009 and 2010 respectively. The tax increase amounted to $4,607 and $5,320 for the years ended April 30, 2009 and 2010 respectively. The Company has accepted the changes and remitted the additional tax due.

The Company performed a review for uncertainty in income tax positions in accordance with authoritative guidance.  This review did not result in the recognition of any material unrecognized tax benefits. Management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. For the years ended April 30, 2011, and 2010, the Company recognized no interest or penalties, respectively.  The Company's U.S. Federal, state and foreign income tax returns prior to fiscal years 2007 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCK OPTION PLANS

In September 2006, the Company adopted the 2007 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2007 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  These shares were registered under Form S-8. At April 30, 2011, options to purchase 207,000 shares were outstanding at exercise prices ranging from $2.37 to $6.33. At April 30, 2011, there were 180,500 options available for grant under the 2007 Incentive Stock Plan.

In September 2005, the Company adopted the 2006 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2006 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  These shares were registered under Form S-8. Under the terms of the 2006 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant.  These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At April 30, 2011, options to purchase 15,702 shares were outstanding at exercise prices ranging from $6.33 to $12.10. At April 30, 2011, there were 312,722 options available for grant under the 2006 Incentive Stock Plan.

In March 2003, the Company established a stock option plan pursuant to which options to acquire a maximum of 416,667 shares of the Company's common stock were reserved for grant (the "2002 Plan"). These shares were registered under Form S-8. Under the terms of the 2002 Plan, the options are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At April 30, 2011, options to purchase 55,186 shares were outstanding at exercise prices ranging from $2.37 to $12.10. At April 30, 2011, there were 218,963 shares available for grant under the 2002 Plan.

The following is a summary of information with respect to stock options granted under the 2002 Plan, 2006 Incentive Stock Plan and 2007 Incentive Stock Plan at April 30, 2011 and April 30, 2010:

	Options Outstanding at April 30, 2011			Options Exercisable at April 30, 2011
Exercise prices	Shares under option	Weighted-average remaining life in years	Weighted-average Exercise Price	Shares under option	Weighted-average Exercise Price
$2.37-$3.53	181,000	3.06	$2.79	113,600	$2.60
$5.7-$7.27	80,536	1.84	$6.27	60,732	$6.29
$8.79-$12.10	16,352	0.85	$10.52	16,352	$10.52

Total	277,888	2.58	$4.25	190,684	$4.45

	Options Outstanding at April 30, 2010			Options Exercisable at April 30, 2010
Exercise prices	Shares under option	Weighted-average remaining life in years	Weighted-average Exercise Price	Shares under option	Weighted-average Exercise Price
$2.37-$3.53	201,300	3.99	$2.76	49,450	$2.44
$5.70-$7.27	378,953	1.09	$6.20	330,085	$6.20
$8.79-$12.10	17,352	1.87	$10.54	13,652	$10.28

Total	597,605	2.09	$5.17	393,187	$5.87

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity for the year ended April 30, 2011, during which there were no options exercised under the Company’s stock option plans:

	2002 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2010	68,153	$5.04

Granted	7,000	2.99
Exercised	-	-
Forfeited/Expired	(19,967)	5.81

Outstanding, April 30, 2011	55,186	$4.50	2.9	$1,932

Vested and expected to vest, April 30, 2011	48,899	$4.62	2.8	$1,932

Exercisable, April 30, 2011	30,979	$5.19	2.4	$1,932

	2006 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2010	286,952	$6.32

Granted	-	-
Exercised	-	-
Forfeited/Expired	(271,250)	6.14

Outstanding, April 30, 2011	15,702	$9.37	0.6	$0

Vested and expected to vest, April 30, 2011	15,702	$9.37	0.6	$0

Exercisable, April 30, 2011	15,702	$9.37	0.6	$0

	2007 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2010	242,500	$3.85

Granted	-	-
Exercised	-	-
Forfeited/Expired	(35,500)	4.11

Outstanding, April 30, 2011	207,000	$3.81	2.6	$14,950

Vested and expected to vest, April 30, 2011	190,780	$3.81	2.6	$14,950

Exercisable, April 30, 2011	144,000	$3.76	2.4	$14,950

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SHAREHOLDERS' EQUITY

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13- FAIR VALUE MEASUREMENTS

As defined by the ASC, fair value measurements and disclosures establish a hierarchy that prioritizes fair value measurements based on the type of inputs used for the various valuation techniques (market approach, income approach and cost approach).  The levels of hierarchy are described below:

•	Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

•
Level 2:  Inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets, such as interest rates and yield curves that are observable at commonly-quoted intervals.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions, as there is little, if any, related market activity.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy.

The following table sets forth the assets and liabilities measured at fair value on a nonrecurring basis, by input level, in the consolidated balance sheet at April 30, 2011:

	Quoted Prices in				Total Increase (Reduction)
	Active Markets for	Significant Other	Significant		in Fair value
Balance Sheet	Identical Assets or	Observable Inputs	Unobservable	April 30, 2011	Recorded at
Location	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total	April 30, 2011
Assets:
Goodwill	$-	$-	$2,044,856	$2,044,856	$(33,501,508)
Customer list	$-	$-	$797,280	$797,280	$(868,777)
Liabilities:
Acquisition-related
contingent consideration	$-	$-	$1,008,200	$1,008,200	$217,571

The above valuations were determined using Level 3 unobservable inputs as described in Notes 3 and 6.

NOTE 14 - SEGMENT REPORTING

The Company's reportable segments are determined and reviewed by management based upon the nature of the services, the external customers and customer industries and the sales and distribution methods used to market the products.  The Company organizes its reportable segments to correspond with its primary service lines: wireless communications, specialty construction and electrical power.  Management evaluates performance based upon income (loss) before income taxes. Corporate includes corporate salaries and external professional fees, such as accounting, legal and investor relations costs which are not allocated to the other segments.  Corporate assets primarily include cash and prepaid expenses. Segment results for the years ended April 30, 2011 and 2010 are as follows:

	As of and for the Year Ended April 30, 2011
	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total

Revenue	$-	$27,979,359	$12,630,005	$56,227,364	$96,836,728

Depreciation and amortization	$66,787	$678,790	$830,087	$1,179,297	$2,754,961

Loss before income taxes	$(4,612,105)	$(11,595,564)	$(4,299,057)	$(24,437,616)	$(44,944,342)

Goodwill	$-	$-	$-	$2,044,856	$2,044,856

Total assets	$10,347,332	$9,278,090	$8,757,198	$22,680,377	$51,062,997

Additions of property and equipment	$28,928	$531,996	$589,389	$528,042	$1,678,355

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of and for the Year Ended April 30, 2010
	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total

Revenue	$-	$30,163,641	$15,049,775	$60,556,016	$105,769,432

Depreciation and amortization	$58,080	$756,553	$724,731	$1,190,518	$2,729,882

Income (loss) before income taxes	$(3,627,352)	$135,851	$1,103,033	$3,536,803	$1,148,335

Goodwill	$-	$10,921,998	$3,339,842	$20,657,544	$34,919,384

Total assets	$4,611,746	$22,314,292	$16,261,059	$45,165,988	$88,353,085

Additions of property and equipment	$114,515	$490,686	$531,235	$566,192	$1,702,628

As of and for the years ended April 30, 2011 and 2010, the specialty construction segment includes approximately $4,158,000 and $2,105,000 in revenue and $856,000 and $1,039,000 of assets held in China related to the Company’s 60% interest in the China Operations, respectively. As of and for the years ended April 30, 2011 and 2010, electrical power segment includes approximately $12,646,000 and $7,533,000 in revenue and $2,749,000 and $5,458,000 of assets held in Australia related to the Company’s Australia Operations, respectively.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has entered into employment contracts ranging from one to five years with certain of its employees.  The aggregate base salary commitments under these contracts at April 30, 2011 are summarized as follows:

Year Ending April 30,
2012	$2,858,080
2013	1,376,959
2014	595,384
2015	575,000
2016	431,250
Total aggregate base salary commitments	$5,836,673

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Commitments

The Company leases its office facilities pursuant to noncancelable operating leases expiring through July 2016. The Company also has noncancelable vehicle leases.  The minimum rental commitments under these noncancelable leases at April 30, 2011 are summarized as follows:

Year ending April 30,
2012	$1,095,571
2013	640,353
2014	334,634
2015	26,035
2014	10,843
Thereafter	687
Total minimum lease payments	$2,108,123

Rent expense for all operating leases was approximately $1,073,000 and $1,087,000 in 2011 and 2010, respectively.

NOTE 16 - SUBSEQUENT EVENTS

Effective June 1, 2011, the Company executed a non-binding letter of intent to be acquired by Multiband.  Multiband is offering $3.20 in cash per common share for the outstanding common stock of the Company.  In addition, the Company executed the Waiver Agreement with Multiband.  Under the terms of the Waiver Agreement, in exchange for a 120- day exclusivity period (90 days with a 30- day extension option) in which to close the transaction, Multiband made a $1 million earnest money down payment into a Company escrow account, refundable to Multiband in the event the definitive agreement is materially breached by the Company or certain other circumstances.  In conjunction with the letter of intent, Multiband entered into a separate agreement with a third party to acquire for cash at $3.20 per common share, approximately 710,000 shares,  or 10% of the Company’s outstanding common stock.  The potential acquisition is subject to customary due diligence, negotiation of a definitive merger agreement and other conditions, including the approval of the Company’s shareholders.

On or about June 22, 2011, a purported shareholder of the Company filed a derivative and putative class action lawsuit in the Court of Common Pleas of Pennsylvania, Chester County against the Company and its directors, by filing a Summons and Complaint.  The case is Ralph Rapozo v. WPCS International Incorporated, et al., Docket No. 11-06837 (No Judge has been assigned at this time).  In this action, the plaintiff seeks to enjoin the proposed transaction in which Multiband would acquire all of the outstanding shares of the Company.  The plaintiff alleges, among other things, that the consideration to be paid for such acquisition by Multiband is inadequate, and that the individual board members failed to engage in an honest and fair sales process for the Company and failed to disclose material information for the purposes of advancing their own interests over those of the Company and its shareholders.  To that end, the plaintiff asserts a claim for breach of fiduciary duty against the Company’s board of directors.  In the event that the proposed transaction is consummated, the plaintiff seeks money damages.  The plaintiff also asserts a claim against the Company and Multiband Corporation for aiding and abetting breach of fiduciary duty for which he seeks unspecified money damages.  Defendant’s time to answer or move with respect to the Complaint has not yet expired.  However, the Company and its directors deny the material allegations of this complaint and intend to vigorously defend this action.

On or about June 22, 2011, a purported shareholder of the Company filed a derivative and putative class action lawsuit in the Court of Common Pleas of Pennsylvania, Chester County against the Company and its directors, by filing a Summons and Complaint.  The case is Robert Shepler v. WPCS International Incorporated, et al, Docket No. 11-06838 (No Judge has been assigned at this time).  In this action, the plaintiff also seeks to enjoin the proposed transaction in which Multiband would acquire all of the outstanding shares of the Company.  The plaintiff alleges, among other things, that the consideration to be paid for such acquisition by Multiband Corporation is inadequate, and that the individual board members failed to engage in an honest and fair sales process for the Company and failed to disclose material information for the purposes of advancing their own interests over those of the Company and its shareholders.  To that end, the plaintiff asserts a claim for breach of fiduciary duty against the Company’s board of directors.  In the event that the proposed transaction is consummated, the plaintiff seeks money damages.  The plaintiff also asserts a claim against the Company and Multiband for aiding and abetting breach of fiduciary duty for which he seeks unspecified money damages.  The plaintiff’s allegations are substantially similar to those in Rapozo vs. WPCS discussed above.  Defendant’s time to answer or move with respect to the Complaint has not yet expired.  However, the Company and its directors deny the material allegations of this complaint and intend to vigorously defend this action.

On or about June 30, 2011, a purported shareholder of the Company filed a derivative and putative class action lawsuit in the Court of Common Pleas of Pennsylvania, Chester County against the Company and its directors, by filing a Summons and Complaint.  The case is Edwin M. McKean v. WPCS International Incorporated, et al, (No Docket number or Judge has been assigned at this time).  In this action, the plaintiff also seeks to enjoin a proposed transaction in which Multiband would acquire all of the outstanding shares of the Company.  The plaintiff’s allegations are substantially similar to the allegations in Rapozo v. WPCS and Shepler v. WPCS discussed above.  The plaintiff alleges, among other things, that the consideration to be paid for such acquisition by Multiband is inadequate, and that the individual board members failed to engage in an honest and fair sales process for the Company and failed to disclose material information for the purposes of advancing their own interests over those of the Company and its shareholders.  To that end, the plaintiff asserts a claim for breach of fiduciary duty against the Company’s board of directors.  In the event that the proposed transaction is consummated, the plaintiff seeks money damages.  The plaintiff also asserts a claim against the Company and Multiband for aiding and abetting breach of fiduciary duty for which he seeks unspecified money damages.  Defendant’s time to answer or move with respect to the Complaint has also not yet expired.  However, the Company and its directors deny the material allegations of the Complaint and intend to vigorously defend this action.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of April 30, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of April 30, 2011.

This annual report does not include an attestation report by J.H. Cohn LLP, our independent registered public accounting firm regarding internal control over financial reporting.  As a smaller reporting company, our management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B - OTHER INFORMATION

None.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our directors and executive officers and their ages, titles, and biographies as of April 30, 2011 are set forth below:

NAME	AGE	OFFICES HELD
Andrew Hidalgo	55	Chairman, Chief Executive Officer and Director
Joseph Heater	47	Chief Financial Officer
James Heinz	51	Executive Vice President
Myron Polulak	57	Executive Vice President
Jeffrey Voacolo	50	Executive Vice President
Norm Dumbroff	50	Director
Neil Hebenton	55	Director
William Whitehead	55	Director
Michael Doyle	56	Director

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between any of our executive officers or directors.

Andrew Hidalgo, Chairman, Chief Executive Officer and Director

Mr. Hidalgo has been our Chairman of the Board and Chief Executive Officer since our inception in November 2001 and served in the same capacity with the predecessor company WPCS Holdings, Inc. since September 2000. He is responsible for our operations, strategic initiatives and executive management team. Prior to that, Mr. Hidalgo held various positions in operations, sales and marketing with Applied Digital Solutions, the 3M Company, Schlumberger and General Electric. He attended Fairfield University in Fairfield, Connecticut. Mr. Hidalgo’s experience with communications infrastructure services and his executive experience in operations, business development and mergers and acquisitions, including serving as our Chief Executive Officer, were instrumental in his selection as a member of our board of directors.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

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

Neil Hebenton, Director

Mr. Hebenton became a director of WPCS in October 2002. Since February 2002, he has been Senior Director, Business Development, for Perceptive Informatics, Inc. (a subsidiary of PAREXEL International Corp.), a company offering clinical trial data management software applications to pharmaceutical and biotechnology companies. From January 1998 to January 2002, he was the Managing Director for the U.K. based FW Pharma Systems, a multi-million dollar application software company serving the pharmaceutical and biotechnology sectors. Prior to that, Mr. Hebenton has held a variety of operational, scientific and marketing positions in Europe with Bull Information Systems (BULP-Paris, Frankfurt, Zurich) and Phillips Information Systems. He received his B.S. in Mathematics from the University of Edinburgh, Scotland. Mr. Hebenton’s experience in international business development, was instrumental in his selection as a member of our board of directors.

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

Meetings and Committees of the Board of Directors

During the fiscal year ended April 30, 2011, our board of directors held three meetings and approved certain actions by unanimous written consent. We expect our directors to attend all board and committee meetings and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Audit Committee

Our Audit Committee consists of William Whitehead, Norm Dumbroff, Neil Hebenton and Michael Doyle, with Mr. Whitehead elected as Chairman of the Committee. Our Board of Directors has determined that each of Messrs. Whitehead, Dumbroff, Hebenton and Doyle are “independent” as that term is defined under applicable SEC rules and under the current listing standards of the NASDAQ Stock Market. Mr. Whitehead is our audit committee financial expert.

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

Executive Committee

Our Executive Committee consists of Michael Doyle, Norm Dumbroff, Neil Hebenton, and William Whitehead with Mr. Doyle elected as Chairman of the Committee. Our Board of Directors has determined that all of the members are “independent” under the current listing standards of the NASDAQ Stock Market. Our Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Executive Committee.

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

Nominating Committee

Our Nominating Committee consists of Neil Hebenton, Norm Dumbroff, William Whitehead and Michael Doyle, with Mr. Hebenton elected as Chairman of the Committee. The Board of Directors has determined that all of the members are “independent” under the current listing standards of the NASDAQ Stock Market.

Our Nominating Committee has responsibility for assisting the Board in, among other things, effecting the organization, membership and function of the Board and its committees. The Nominating Committee shall identify and evaluate the qualifications of all candidates for nomination for election as directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. We believe that, during fiscal 2011, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

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
Norm Dumbroff
Neil Hebenton
William Whitehead

COMPENSATION DISCUSSION AND ANALYSIS (CD&A)

The following discussion and analysis of compensation arrangements of our named executive officers for the fiscal year ended April 30, 2011 should be read together with the compensation tables and related disclosures set forth below.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

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

Contract with James Heinz

On April 1, 2010, we entered into a three-year employment contract with Mr. Heinz with a base salary of $176,000 per annum.  Upon the anniversary of the agreement, the agreement will automatically renew for another year from the anniversary date, unless, prior to the 30th calendar day preceding expiration of the agreement, either we or Mr. Heinz provide written notice not to renew the agreement.  In addition, Mr. Heinz is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. Mr. Heinz is also entitled to the full-time use of an automobile owned or leased by us, for which we reimburse Mr. Heinz for all maintenance and gasoline expenses associated with the use of the automobile. Mr. Heinz is also entitled to receive an annual bonus of 3.0% of operating income, before the deduction of interest and income taxes of designated subsidiaries assigned by us.

Contract with Myron Polulak

On December 1, 2008, we entered into a three-year employment contract with Mr. Polulak with a base salary of $160,000 per annum.  Effective May 1, 2011, Mr. Polulak’s base salary was increased to $176,000 per annum.  Upon the anniversary of the agreement, the agreement will automatically renew for another year from the anniversary date, unless, prior to the 30th calendar day preceding expiration of the agreement, either we or Mr. Polulak provide written notice not to renew the agreement.  In addition, Mr. Polulak is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. Mr. Polulak is entitled to receive an annual bonus of 3.0% of earnings before the deduction of interest and income taxes of designated subsidiaries assigned by us.

Contract with Jeffrey Voacolo

Effective March 1, 2010, we entered into a three-year employment contract with Mr. Voacolo with a base salary of $165,000 per annum.  Upon the anniversary of the agreement, the agreement will automatically renew for another year from the anniversary date, unless, prior to the 30th calendar day preceding expiration of the agreement, either we or Mr. Voacolo provide written notice not to renew the agreement.  In addition, Mr. Voacolo is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. Mr. Voacolo is also entitled to the full-time use of an automobile owned or leased by us, for which we reimburse Mr. Voacolo for all maintenance and gasoline expenses associated with the use of the automobile. Mr. Voacolo is also entitled to receive an annual bonus of 3.0% of operating income, before the deduction of interest and income taxes of designated subsidiaries assigned by us.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, the two highest paid executive officers and up to two other highest paid individuals whose total annual salary and bonus exceeded $100,000 for fiscal years 2011 and 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (6)	All Other Compensation ($)		Total ($)

Andrew Hidalgo	2011	325,000	60,000	-	-		385,000
Chairman, Chief Executive Officer and Director (1)	2010	325,000	60,000	6,704	11,359	(7)	403,062

Joseph Heater	2011	250,000	45,000	-	-		295,000
Chief Financial Officer (2)	2010	250,000	45,000	3,352	-		298,352

Jeffrey Voacolo	2011	165,000	44,470	-	-		209,470
Executive Vice President (3)

James Heinz	2010	161,245	79,627	-	-		240,872
Executive Vice President (4)

Donald Walker	2010	162,500	109,735	838	-		273,073
Senior Vice President (5)

(1) Mr. Hidalgo has served as Chairman, Chief Executive Officer and Director since May 24, 2002.
(2)Mr. Heater has served as Chief Financial Officer since July 15, 2003.
(3).Mr. Voacolo has served as Executive Vice President since March 1, 2010.
(4) Mr. Heinz has served as Executive Vice President since April 2, 2004.
(5) Mr. Walker served as Senior Vice President of the Suisun City Operations from November 1, 2009, until his resignation from the Company in August 2010.
(6) Represents the dollar amount of stock-based  compensation expense recognized in fiscal 2010 for  stock option awards granted in fiscal 2010 as discussed in Note 2, "Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
(7) Represents lease payments for use of company-leased vehicle.

GRANTS OF PLAN-BASED AWARDS

There were no stock options granted to named executive officers during fiscal 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of April 30, 2011.

Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date

Andrew Hidalgo	18,750	6,250	$6.33	3/14/2013
	25,000	-	$2.37	10/10/2013
	13,333	26,667	$3.14	10/28/2014

Joseph Heater	11,250	3,750	$6.33	3/14/2013
	12,500	-	$2.37	10/10/2013
	6,667	13,333	$3.14	10/28/2014

James Heinz	3,750	1,250	$6.33	3/14/2013
	12,500	-	$2.37	10/10/2013

Myron Polulak	750	250	$6.33	3/4/2013

Jeffrey Voacolo	333	167	$5.70	8/11/2013
	1,000	2,000	$3.08	3/23/2015

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2011 for services to our company.

Name	Fees Earned or Paid in Cash	Option Awards ($)	Total ($)
Norm Dumbroff (1)	32,000	-	32,000
Neil Hebenton (2)	32,000	-	32,000
William Whitehead (3)	32,000	-	32,000
Michael Doyle (4)	32,000	-	32,000
Total:	128,000	-	128,000

(1)	15,084 options were outstanding as of April 30, 2011, of which 11,834 were exercisable as of April 30, 2011.

(2)	15,084 options were outstanding as of April 30, 2011, of which 11,834 were exercisable as of April 30, 2011.

(3)	15,084 options were outstanding as of April 30, 2011, of which 11,834 were exercisable as of April 30, 2011.

(4)	13,000 options were outstanding as of April 30, 2011, of which 11,000 were exercisable as of April 30, 2011.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of July 27, 2011:

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our officers and directors; and
•	by all of our officers and directors as a group.

Name And Address Of Beneficial Owner (1)	Number of Shares Owned (2)		Percentage of Class (3)
Andrew Hidalgo	261,300	(4)	3.73%
Joseph Heater	30,417	(4)	*
James Heinz	75,774	(4)	1.09%
Myron Polulak	750	(4)	*
Jeffrey Voacolo	2,281	(4)	*
Michael Doyle	11,000	(4)	*
Norm Dumbroff	82,668	(4)	1.19%
Neil Hebenton	11,834	(4)	*
William Whitehead	15,834	(4)	*
All Officers and Directors as a Group (9 persons)	491,858	(4)	6.92%

Multiband Corporation
9449 Science Center Drive
New Hope, MN 55428	709,271	(5)	10.20%

Karen Singer
212 Vaccaro Drive
Cresskill, NJ 07626	500,973	(6)	7.20%

___________
*	Less than 1%.

(1)	The address for each of our officers and directors is One East Uwchlan Avenue, Exton, PA 19341.
(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of July 27, 2011 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)	Percentage based on 6,954,766 shares of common stock outstanding.
(4)
Includes the following number of shares of common stock which may be acquired by certain officers and directors through the exercise of stock options which were exercisable as of July 27, 2011 or become exercisable within 60 days of that date: Andrew Hidalgo, 57,083 shares; Joseph Heater, 30,417 shares; James Heinz 16,250 shares;  Myron Polulak, 750 shares; Jeffrey Voacolo, 1,333 shares; Norm Dumbroff, 11,834 shares; Neil Hebenton, 11,834 shares; William Whitehead, 11,834 shares; Michael Doyle, 10,000 shares;  and all officers and directors as a group, 151,335 shares.

(5)	As reported pursuant to a Schedule 13D filed with the Securities and Exchange Commission on June 24, 2011.
(6)	As reported pursuant to a Schedule 13G/A filed with the Securities and Exchange Commission on February 9, 2011.

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

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (1)
Equity compensation plan approved by board of directors (1)	55,186	$4.50	218,964

Equity compensation plan approved by security holders (2)	15,702	$9.37	312,722

Equity compensation plan approved by security holders (3)	207,000	$3.80	180,500

Total	277,888	$4.25	712,186

(1)
We established a nonqualified stock option plan pursuant to which options to acquire a maximum of 416,667 shares of our common stock were reserved for grant (the “2002 Plan”).  As of April 30, 2011, included above in the 2002 Plan are 55,186 shares issuable upon exercise of options granted to employees and directors.

(2)
We established the 2006 Incentive Stock Plan, under which 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  As of April 30, 2011, 15,702 shares were issuable upon exercise of options granted to employees and directors.

(3)
We established the 2007 Incentive Stock Plan, under which 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  As of April 30, 2011, 207,000 shares were issuable upon exercise of options granted to employees and directors.

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

We lease our Trenton, New Jersey location from Voacolo Properties LLC, of which the former shareholders of the Trenton Operations, including Jeffrey Voacolo, our Executive Vice President, are the members. For the fiscal years ended April 30, 2011 and 2010, the rents paid for this lease were $69,000 and $66,000, respectively.  We believe the terms of this lease are no less favorable than those which could have been obtained between unrelated parties for similar transactions acting at arm’s length.

We lease our Woombye, Queensland, Australia location from Pride Property Trust, of which the former shareholders of the Australia Operations are the members. For the fiscal years ended April 30, 2011 and 2010, the rents paid for this lease were $55,272 and $29,610, respectively. We believe the terms of this lease are no less favorable than those which could have been obtained between unrelated parties for similar transactions acting at arm’s length.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

In connection with the acquisition of the China Operations in fiscal 2007, our joint venture partner provided the office building for the China Operations rent free during the fiscal year ended April 30, 2011.  We expect to enter into a lease with the joint venture partner in fiscal 2012.

As of April 30, 2011, the China Operations had outstanding loans due to the joint venture partner, Taian Gas Group (TGG), totaling $3,415,641, of which $2,775,636 matures on December 31, 2011, and bears interest at 5.81%. The remaining balance of $640,005 is due on demand and represents interest accrued and working capital loans from TGG to the China Operations in the normal course of business. The China Operations revenue earned from TGG and subsidiaries is $878,296 and $388,845 for the years ended April 30, 2011 and 2010, respectively. The China Operations accounts receivable due from TGG and subsidiaries is $148,805 and $88,857 as of the years ended April 30, 2011 and 2010, respectively.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended April 30, 2011 and 2010, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were $548,406 and $378,975, respectively.

Audit Related Fees. We incurred fees to our independent auditors of $6,000 and $4,000, respectively, for audit related fees during the fiscal years ended April 30, 2011 and 2010.  These fees were related to the review of our registration statements prior to filing with the SEC.

Tax and Other Fees. We did not incur fees to our independent auditors for tax compliance services during the fiscal years ended April 30, 2011 and 2010.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

10.03	2002 Employee Stock Option Plan, incorporated by reference to Exhibit 4.4 of WPCS International Incorporated’s Annual Report on Form 10-KSB, filed August 14, 2003.

10.04	2006 Incentive Stock Plan, incorporated by reference to Exhibit 4.2 of WPCS International Incorporated’s registration statement on Form S-8, filed September 21, 2005.

10.05	2007 Incentive Stock Plan, incorporated by reference to Exhibit A of WPCS International Incorporated’s definitive proxy statement on Schedule 14A, filed August 18, 2006.

10.06
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

10.07
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

10.08
Employment Agreement, effective as of February 1, 2010, by and between WPCS International Incorporated and Andrew Hidalgo, incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K, filed February 16, 2010.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

10.09
Employment Agreement, effective as of February 1, 2010, by and between WPCS International Incorporated and Joseph Heater, incorporated by reference to Exhibit 10.02 of WPCS International Incorporated’s Current Report on Form 8-K, filed February 16, 2010.

10.10
Employment Agreement, effective as of December 1, 2008, by and between WPCS International Incorporated and Myron Polulak, incorporated by reference to Exhibit 10.19 of WPCS International Incorporated’s Annual Report on Form 10-K, filed July 29, 2010.

10.11
Employment Agreement, effective as of November 1, 2009, by and between WPCS International Incorporated and Gary Walker, incorporated by reference to Exhibit 10.20 of WPCS International Incorporated’s Annual Report on Form 10-K, filed July 29, 2010.

10.12
Employment Agreement, effective as of March 1, 2010, by and between WPCS International Incorporated and Jeffrey Voacolo, incorporated by reference to Exhibit 10.21 of WPCS International Incorporated’s Annual Report on Form 10-K, filed July 29, 2010.

10.13
Amendment No. 3 to Loan Documents dated April 10, 2010, by and among WPCS International Incorporated, Bank of America, N.A., WPCS International-Sarasota ,Inc., WPCS International-St. Louis, Inc.,  WPCS International-Lakewood, Inc., WPCS International-Suisun City, Inc., WPCS International-Hartford, Inc., WPCS International-Seattle, Inc.,  WPCS International-Trenton, Inc., and WPCS International-Portland, Inc., incorporated by reference to Exhibit 10.22 of WPCS International Incorporated’s Annual Report on Form 10-K filed July 29, 2010.

10.14
Waiver and Amendment No. 4 to Loan Documents dated September 14, 2010, by and among WPCS International Incorporated, Bank of America, N.A., WPCS International-Sarasota, Inc., WPCS International-St. Louis, Inc.,  WPCS International-Lakewood, Inc., WPCS International-Suisun City, Inc., WPCS International-Hartford, Inc., WPCS International-Seattle, Inc., WPCS International-Trenton, Inc., and WPCS International-Portland, Inc., incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Quarterly Report on Form 10-Q filed September 14, 2010.

10.15
Forbearance Agreement, dated as of December 22, 2010, by and among Bank of America, N.A., WPCS International Incorporated, WPCS International – Sarasota, Inc., WPCS International – St. Louis, Inc., WPCS International – Lakewood, Inc., WPCS International – Suisun City, Inc., WPCS International – Hartford, Inc., WPCS International - Seattle, Inc., WPCS International – Trenton, Inc., and WPCS International – Portland, Inc., incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed December 23, 2010.

10.16
First Amendment to Forbearance Agreement, dated as of March 28, 2011 and effective as of February 28, 2011, by and among Bank of America, N.A., WPCS International Incorporated, WPCS International – Sarasota, Inc., WPCS International – St. Louis, Inc., WPCS International – Lakewood, Inc., WPCS International – Suisun City, Inc., WPCS International – Hartford, Inc., WPCS International - Seattle, Inc., WPCS International – Trenton, Inc., and WPCS International – Portland, Inc., incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed March 29, 2011.

10.17
Amended and Restated Security Agreement (Multiple Use), dated as of March 28, 2011 and effective as of February 28, 2011, by and among Bank of America, N.A., WPCS International Incorporated, WPCS International – Sarasota, Inc., WPCS International – St. Louis, Inc., WPCS International – Lakewood, Inc., WPCS International – Suisun City, Inc., WPCS International – Hartford, Inc., WPCS International - Seattle, Inc., WPCS International – Trenton, Inc., and WPCS International – Portland, Inc., incorporated by reference to Exhibit 10.02 of WPCS International Incorporated’s Current Report on Form 8-K filed March 29, 2011.

14.01	Code of Ethics and Business Conduct, incorporated by reference to Exhibit 14 of WPCS International Incorporated’s annual report on Form 10-KSB, filed August 14, 2003.

21.01	Subsidiaries of the registrant, incorporated by reference to Exhibit 10.21 of WPCS International Incorporated’s Annual Report on Form 10-K, filed July 29, 2010.

23.1	Consent of J.H. Cohn LLP, Independent Registered Public Accounting Firm.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WPCS INTERNATIONAL INCORPORATED

Date: July 29, 2011	By:	/s/ ANDREW HIDALGO
Andrew Hidalgo
Chief Executive Officer (Principal Executive Officer)

Date: July 29, 2011	By:	/s/ JOSEPH HEATER
Joseph Heater
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ ANDREW HIDALGO	Chairman of the Board	July 29, 2011
Andrew Hidalgo

/s/ MICHAEL DOYLE	Director	July 29, 2011
Michael Doyle

/s/ NORM DUMBROFF	Director	July 29, 2011
Norm Dumbroff

/s/ NEIL HEBENTON	Director	July 29, 2011
Neil Hebenton

/s/ WILLIAM WHITEHEAD	Director	July 29, 2011
William Whitehead