Form 10-Q
period 2011-07-31
WPCS INTERNATIONAL INC
filed 2011-09-14
CIK 1086745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended July 31, 2011

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

As of September 12, 2011, there were 6,954,766 shares of registrant’s common stock outstanding.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

		Condensed consolidated balance sheets at July 31, 2011 (unaudited) and April 30, 2011	3-4

		Condensed consolidated statements of operations for the three months ended July 31, 2011 and 2010 (unaudited)	5

		Condensed consolidated statements of comprehensive loss for the three months ended July 31, 2011 and 2010 (unaudited)	6

		Condensed consolidated statement of equity for the three months ended July 31, 2011 (unaudited)	7

		Condensed consolidated statements of cash flows for the three months ended July 31, 2011 and 2010 (unaudited)	8-9

		Notes to unaudited condensed consolidated financial statements	10-24

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-36

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	37

	ITEM 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION

	ITEM 1	Legal Proceedings	39
	ITEM 1A	Risk Factors	39
	ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	39
	ITEM 3	Defaults Upon Senior Securities	39
	ITEM 4	(Removed and Reserved)	39
	ITEM 5	Other Information	39
	ITEM 6	Exhibits	39

	SIGNATURES		41

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
ASSETS	2011	2011
	(Unaudited)	(Note 1)
CURRENT ASSETS:

Cash and cash equivalents	$4,063,322	$4,879,106
Accounts receivable, net of allowance of $1,631,985 and $1,662,168 at
July 31, 2011 and April 30, 2011, respectively	25,777,082	22,474,024
Costs and estimated earnings in excess of billings on uncompleted contracts	4,546,270	4,669,012
Inventory	1,606,385	1,972,905
Prepaid expenses and other current assets	1,592,500	1,413,151
Prepaid income taxes	214,897	173,700
Income taxes receivable	1,185,000	1,166,225
Deferred tax assets	2,642,598	2,621,329
Total current assets	41,628,054	39,369,452

PROPERTY AND EQUIPMENT, net	5,909,461	6,035,353

OTHER INTANGIBLE ASSETS, net	742,897	803,171

GOODWILL	2,038,978	2,044,856

DEFERRED TAX ASSETS	2,674,841	2,675,511

OTHER ASSETS	134,145	134,654

Total assets	$53,128,376	$51,062,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND EQUITY	July 31,	April 30,
	2011	2011
	(Unaudited)	(Note 1)
CURRENT LIABILITIES:

Current portion of loans payable	$97,299	$35,724
Borrowings under line of credit	5,560,977	7,000,000
Current portion of capital lease obligations	48,175	54,496
Accounts payable and accrued expenses	13,599,932	10,249,503
Billings in excess of costs and estimated earnings on uncompleted contracts	2,168,352	2,039,117
Deferred revenue	809,169	792,414
Due joint venture partner	3,134,583	3,415,641
Acquisition-related contingent consideration	1,049,011	1,008,200
Total current liabilities	26,467,498	24,595,095

Loans payable, net of current portion	211,677	10,554
Capital lease obligations, net of current portion	5,432	15,465
Total liabilities	26,684,607	24,621,114

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued	-	-
Common stock - $0.0001 par value, 25,000,000 shares authorized, 6,954,766
shares issued and outstanding at July 31, 2011 and April 30, 2011	695	695
Additional paid-in capital	50,453,914	50,433,626
Accumulated deficit	(26,630,508)	(26,595,831)
Accumulated other comprehensive income on foreign currency translation, net of
tax effects of $191,979 and $185,060 at July 31, 2011 and April 30, 2011, respectively	1,560,411	1,564,965

Total WPCS shareholders' equity	25,384,512	25,403,455

Noncontrolling interest	1,059,257	1,038,428

Total equity	26,443,769	26,441,883

Total liabilities and equity	$53,128,376	$51,062,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended
	July 31,
	2011	2010

REVENUE	$25,419,503	$28,852,498

COSTS AND EXPENSES:
Cost of revenue	19,573,186	22,697,975
Selling, general and administrative expenses	5,156,522	5,916,327
Depreciation and amortization	604,832	734,615
Change in fair value of acquisition-related contingent consideration	43,068	63,052

	25,377,608	29,411,969

OPERATING INCOME (LOSS)	41,895	(559,471)

OTHER EXPENSE (INCOME):
Interest expense	95,932	54,635
Interest income	(8,476)	(10,069)

LOSS BEFORE INCOME TAX BENEFIT	(45,561)	(604,037)

Income tax benefit	(26,340)	(238,379)

CONSOLIDATED NET LOSS	(19,221)	(365,658)

Net income attributable to noncontrolling interest	15,456	10,293

NET LOSS ATTRIBUTABLE TO WPCS	$(34,677)	$(375,951)

Basic net loss per common share attributable to WPCS	$(0.00)	$(0.05)

Diluted net loss per common share attributable to WPCS	$(0.00)	$(0.05)

Basic weighted average number of common shares outstanding	6,954,766	6,954,766

Diluted weighted average number of common shares outstanding	6,954,766	6,954,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	July 31,
	2011	2010
Net loss	$(19,221)	$(365,658)
Other comprehensive income (loss) - foreign currency translation
adjustments, net of tax effects of $6,919 and $7,578, respectively	819	(193,825)

Comprehensive loss	(18,402)	(559,483)

Comprehensive income attributable to noncontrolling interest	(20,829)	(16,178)
Comprehensive loss attributable to WPCS	(39,231)	(575,661)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY
THREE MONTHS ENDED JULY 31, 2011
(Unaudited)

							Accumulated
							Other Compre-
	Preferred Stock		Common Stock		Additional Paid-In	Retained	hensive Income,	WPCS Shareholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	net of taxes	Equity	Interest	Equity

BALANCE, MAY 1, 2011	-	$-	6,954,766	$695	$50,433,626	$(26,595,831)	$1,564,965	$25,403,455	$1,038,428	$26,441,883

Stock-based compensation	-	-	-	-	20,288	-	-	20,288	-	20,288

Accumulated other comprehensive income (loss)	-	-	-	-	-	-	(4,554)	(4,554)	5,373	819

Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	15,456	15,456

Net loss attributable to WPCS	-	-	-	-	-	(34,677)	-	(34,677)	-	(34,677)

BALANCE, JULY 31, 2011	-	$-	6,954,766	$695	$50,453,914	$(26,630,508)	$1,560,411	$25,384,512	$1,059,257	$26,443,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	July 31
	2011	2010
OPERATING ACTIVITIES :
Consolidated net loss	$(19,221)	$(365,658)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	604,832	734,615
Stock-based compensation	20,288	26,866
Provision for doubtful accounts	54,059	28,783
Amortization of debt issuance costs	-	3,212
Change in the fair value of acquisition-related contingent consideration	43,068	63,052
Gain on sale of fixed assets	(14,658)	(21,270)
Deferred income taxes	(26,080)	2,425
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,351,665)	2,213,606
Costs and estimated earnings in excess of billings on uncompleted contracts	125,843	(2,446,144)
Inventory	366,610	(114,983)
Prepaid expenses and other current assets	(173,491)	(585,951)
Income taxes receivable	(52,507)	-
Prepaid taxes	(7,929)	(564,390)
Other assets	482	30,224
Accounts payable and accrued expenses	3,330,157	(660,828)
Billings in excess of costs and estimated earnings on uncompleted contracts	124,699	194,880
Deferred revenue	16,755	90,543
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,041,242	(1,371,018)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three Months Ended
	July 31
	2011	2010

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	$(116,473)	$(455,717)

FINANCING ACTIVITIES:
Repayments under lines of credit	(1,439,023)	-
Repayments under loans payable, net	(9,718)	(18,020)
(Repayments) borrowings to joint venture partner	(304,623)	226,493
Repayments of capital lease obligations	(16,354)	(22,938)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,769,718)	185,535

Effect of exchange rate changes on cash	29,165	(44,224)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(815,784)	(1,685,424)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	4,879,106	5,584,309
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$4,063,322	$3,898,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - LIQUIDITY AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At July 31, 2011, the Company had cash and cash equivalents of $4,063,322 and working capital of $15,160,556, which consisted of current assets of $41,628,054 and current liabilities of $26,467,498. For the three months ended July 31, 2011, the Company provided or generated operating cash flow of approximately $1.0 million compared to using approximately $69,000 of operating cash flow in the preceding three months ended April 30, 2011, and using $1.4 million of operating cash flow for the three months ended July 31, 2010. The Company expects to meet its cash requirements through a combination of existing cash balances, internally generated cash from operations, expense management and future operating income and existing or future credit facilities.

As described in Note 4, “Debt”, for the first quarter ended July 31, 2011, the Company was in compliance with the financial covenants under the Loan Agreement compared to each of the fiscal quarters in fiscal 2011 when the Company was in default of the financial covenants under the Loan Agreement due to the operating losses incurred during the previous fiscal year.  In the first quarter of fiscal 2011, the Company obtained a waiver for this non-compliance from Bank of America, N.A. (BOA). On December 22, 2010, the Company executed the terms of a forbearance agreement with BOA (the Forbearance Agreement).  On March 28, 2011, but effective February 28, 2011, the Company entered into a first amendment (the Forbearance Amendment) of the Forbearance Agreement.  Under the terms of the Forbearance Amendment, BOA agreed not to exercise its rights or remedies against the Company as a result of these events of default until the earlier of (a) September 30, 2011 or (b) an event of termination under the Forbearance Agreement.

On June 28, 2011, the Company received a letter dated June 27, 2011 from counsel of BOA pursuant to which BOA alleged that certain events of default considered to be events of termination under the Forbearance Agreement have occurred under the Loan Agreement (including the Forbearance Agreement), including failures to (i) provide a compliance certificate pursuant to section 8.2(f) of the Loan Agreement, (ii) maintain EBITDA on a quarterly basis of not less than $425,000 for the quarter ending April 30, 2011 pursuant to section 8.3 of the Loan Agreement, (iii) maintain, on a consolidated basis, a Funded Debt to Tangible Net Worth Ratio of not more than 1.00 to 1.00 as of April 30, 2011 pursuant to section 8.4 of the Loan Agreement, (iv) maintain, on a consolidated basis, an Interest Coverage Ratio, on a quarterly (and not a rolling four-quarter) basis, of at least 3.00 to 1.00 for the quarter ending April 30, 2011 pursuant to section 8.5 of the Loan Agreement, (v) maintain, on a consolidated basis, a Funded Debt to EBITDA Ratio on a quarterly basis of not more than 21.00 to 1.00 for the quarter ending April 30, 2011 pursuant to section 8.25 of the Loan Agreement, and (vi) maintain, on a consolidated basis, a Basic Fixed Charge Ratio of not less than 1.20 to 1.00 as of the April 30, 2011 quarter end pursuant to section 2(d)(iii) of the  Forbearance Amendment.

The Company is currently negotiating and expects to complete the terms of another forbearance amendment with BOA.  Under the expected terms of the new forbearance amendment, the maturity of the Loan Agreement will be November 30, 2011.  Upon execution of the new forbearance amendment, availability under the credit facility will be limited to a lesser of (a) $3,800,000 or (b) 60% of eligible accounts receivable plus 30% of eligible inventory.  Subsequent to October 21, 2011, availability under the credit facility will be limited to a lesser of (a) $3,500,000 or (b) 60% of eligible accounts receivable plus 30% of eligible inventory to November 30, 2011.  Borrowings on the line of credit will bear interest at BOA’s prime rate (currently 3.25%) plus three hundred basis points  at October 1, 2011, BOA’s prime rate plus four hundred basis points at November 1, 2011, and BOA’s prime rate plus five hundred basis points, if the outstanding balance is not paid at maturity.  In connection with the new forbearance amendment the Company expects to pay a fee of $50,000 plus related legal and documentation fees, and an additional fee of $75,000 will be paid only if the credit line is not paid at maturity.

As further described in Note 9, “Subsequent Event”, on September 1, 2011, the Company completed the sale of its St. Louis and Sarasota operations centers to Multiband Corporation (Multiband) for $2,000,000 in cash.  The $2,000,000 in cash proceeds was paid to BOA to reduce the outstanding borrowings under the Loan Agreement to $3,560,977 as of September 13, 2011.

Although BOA has not demanded payment on the amounts outstanding, the Company is seeking alternative debt financing and has conducted discussions with other senior lenders to replace the Loan Agreement. The Company may not be successful in obtaining alternative debt financing or additional financing sources may not be available on acceptable terms.  If the Loan Agreement is called and the Company was unable to obtain alternative debt financing, the Company would need to use its existing cash and cash equivalents.

Finally, as described in Note 6, “Shareholders’ Equity”, the Company has filed a shelf registration statement on Form S-3.   Sales of the Company’s common stock may be offered in amounts and at prices and terms that the Company would determine at the time of the offering. The issuance of additional stock is considered to be another alternative to generate additional funds for corporate purposes.  The Company may not be successful in issuing additional common stock on acceptable terms or at all.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q of Article 10 of Regulation S-X and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2011 included in the Company’s Annual Report on Form 10-K.  The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of condensed consolidated financial position, results of operations and cash flows for the interim periods. Operating results for the three month period ended July 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2012. The amounts for the April 30, 2011 balance sheet have been extracted from the audited consolidated financial statements included in Form 10-K for the year ended April 30, 2011.

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

Fair Value of Financial Instruments

The Company’s material financial instruments at July 31, 2011 and for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, account payable, line of credit and loans payable. The fair values of cash and cash equivalents, accounts receivable, and account payable are equal to their carrying value because of their liquidity and short-term maturity. Management believes that the fair values of the line of credit and loans payable do not differ materially from their aggregate carrying values in that substantially all the obligations bear variable interest rates that are based on market rates or interest rates that are periodically adjustable to rates that are based on market rates.

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

The Company recorded an estimated non-cash goodwill impairment charge of $26.6 million, in the fourth quarter of fiscal 2011 ended April 30, 2011.   The Company expects to complete the second step of the goodwill impairment test in the second fiscal quarter of fiscal 2012, which includes calculating an implied fair value of the goodwill of the reporting units, by allocating the fair values of substantially all of its individual assets, liabilities and identified intangible assets, as if the reporting units had been acquired in a business combination. The Company does not expect the completion of this second step to result in a material adjustment to the goodwill impairment charge previously recorded in fiscal 2011.

Changes in goodwill consist of the following during the three months ended July 31, 2011:

	Wireless	Specialty	Electrical
	Communication	Construction	Power	Total

Beginning balance, May 1, 2011	$-	$-	$2,044,856	$2,044,856

Foreign currency translation adjustments	-	-	(5,878)	(5,878)

Ending balance, July 31, 2011	$-	$-	$2,038,978	$2,038,978

Other intangible assets consist of the following at July 31, 2011 and April 30, 2011:

	Estimated useful life	July 31,	April 30,
	(years)	2011	2011

Customer list	3-9	$4,634,278	$4,638,398
Less accumulated amortization		(3,026,542)	(2,972,341)
Less accumulated customer list impairments		(868,777)	(868,777)
		738,959	797,280

Contract backlog	1-3	1,173,582	1,174,332
Less accumulated amortization		(1,169,644)	(1,168,441)
		3,938	5,891

Totals		$742,897	$803,171

Amortization expense of other intangible assets for the three months ended July 31, 2011 and 2010 was $58,703 and $171,834, respectively. There are no expected residual values related to these intangible assets.

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

The Company performed a review for uncertainty in income tax positions in accordance with authoritative guidance.  This review did not result in the recognition of any material unrecognized tax benefits. Management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. For the three months ended July 31, 2011 and 2010, the Company recognized no interest or penalties.  The Company's U.S. Federal, state and foreign income tax returns prior to fiscal year 2007 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

Loss Per Common Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period.  The table below presents the computation of basic and diluted net loss per common share for the three months ended July 31, 2011 and 2010, respectively:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basic net loss per share computation	Three Months Ended
	July 31,
	2011	2010
Numerator:

Net loss attributable to WPCS	$(34,677)	$(375,951)

Denominator:

Basic weighted average shares outstanding	6,954,766	6,954,766

Basic net loss per common share attributable to WPCS	$(0.00)	$(0.05)

Diluted net loss per share computation
	Three Months Ended
	July 31,
	2011	2010
Numerator:

Net loss attributable to WPCS	$(34,677)	$(375,951)

Denominator:

Basic weighted average shares outstanding	6,954,766	6,954,766

Incremental shares from assumed conversion:

Conversion of stock options	-	-

Diluted weighted average shares	6,954,766	6,954,766

Diluted net loss per common share attributable to WPCS	$(0.00)	$(0.05)

At July 31, 2011 and 2010, the Company had 272,938 and 590,155 outstanding stock options, respectively.  For the three months ended July 31, 2011 and 2010, 272,938 and 590,155 stock options were not included in the computation of diluted loss per share as a result of the net loss in each period, respectively.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Noncontrolling Interest

Noncontrolling interest for the three months ended July 31, 2011 and 2010 consists of the following:

	July 31,
	2011	2010
Balance, beginning of period	$1,038,428	$1,173,000

Net income attributable to noncontrolling interest	15,456	10,293

Other comprehensive income attributable to noncontrolling interest	5,373	5,885

Balance, end of period	$1,059,257	$1,189,178

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

NOTE 3 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Although management believes it has established adequate procedures for estimating costs to complete open contracts, additional costs could occur on contracts prior to completion. Costs and estimated earnings on uncompleted contracts consist of the following at July 31, 2011 and April 30, 2011:

	July 31, 2011	April 30, 2011
Costs incurred on uncompleted contracts	$74,894,886	$74,468,342
Estimated contract profit	15,307,903	14,355,700
	90,202,789	88,824,042
Less: billings to date	87,824,871	86,194,147
Net excess of costs	$2,377,918	$2,629,895

Costs and estimated earnings in excess of billings on uncompleted contracts	$4,546,270	$4,669,012
Billings in excess of costs and estimated earnings
on uncompleted contracts	(2,168,352)	(2,039,117)
Net excess of costs	$2,377,918	$2,629,895

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which circumstances requiring the revisions become known. During the three months ended July 31, 2011, the effect of such revisions in estimated contract profits resulted in an increase to gross profits of approximately $406,000, from that which would have been reported had the revised estimates been used as the basis of recognition for contract profits in prior years. Although management believes it has established adequate procedures for estimating costs to complete open contracts, it is at least reasonably possible that additional costs could occur on contracts prior to completion.

NOTE 4 - DEBT

Lines of Credit

On April 10, 2010, the Company renewed the loan agreement (Loan Agreement) with BOA for three years under terms similar to the prior Loan Agreement, including the same customary covenants. The Loan Agreement provides for a revolving line of credit in an amount not to exceed $15,000,000, together with a letter of credit facility not to exceed $2,000,000. The Company and its subsidiaries also entered into security agreements with BOA, pursuant to which the Company granted a security interest to BOA in all of its domestic assets and 65% of the capital stock of the Australian Operations.  At July 31, 2011, outstanding borrowings were $5,560,977 under the Loan Agreement.

For the first quarter ended July 31, 2011, the Company was in compliance with the financial covenants under the Loan Agreement compared to each of the fiscal quarters in fiscal 2011 when the Company was in default of the financial covenants under the Loan Agreement due to the operating losses incurred during the previous fiscal year.  In the first quarter of fiscal 2011, the Company obtained a waiver for this non-compliance from BOA.  However, as a result of the non-compliance with the financial covenants at the completion of our second fiscal quarter of 2011, on December 22, 2010 the Company executed the terms of a forbearance agreement with BOA (the Forbearance Agreement).  On March 28, 2011 but effective February 28, 2011, the Company entered into a first amendment (the Forbearance Amendment) of the Forbearance Agreement.  Under the terms of the Forbearance Amendment, BOA agreed not to exercise its rights or remedies against the Company as a result of these events of default until the earlier of (a) September 30, 2011 or (b) an event of termination under the Forbearance Agreement.

On June 28, 2011, the Company received a letter dated June 27, 2011 from counsel to BOA pursuant to which BOA alleged that certain events of default considered to be events of termination under the Forbearance Agreement have occurred under the Loan Agreement ( including the Forbearance Agreement), including failures to (i) provide a compliance certificate pursuant to section 8.2(f) of the Loan Agreement, (ii) maintain EBITDA on a quarterly basis of not less than $425,000 for the quarter ending April 30, 2011 pursuant to section 8.3 of the Loan Agreement, (iii) maintain, on a consolidated basis, a Funded Debt to Tangible Net Worth Ratio of not more than 1.00 to 1.00 as of April 30, 2011 pursuant to section 8.4 of the Loan Agreement, (iv) maintain, on a consolidated basis, an Interest Coverage Ratio, on a quarterly (and not a rolling four-quarter) basis, of at least 3.00 to 1.00 for the quarter ending April 30, 2011 pursuant to section 8.5 of the Loan Agreement, (v) maintain, on a consolidated basis, a Funded Debt to EBITDA Ratio on a quarterly basis of not more than 21.00 to 1.00 for the quarter ending April 30, 2011 pursuant to section 8.25 of the Loan Agreement, and (vi) maintain, on a consolidated basis, a Basic Fixed Charge Ratio of not less than 1.20 to 1.00 as of the April 30, 2011 quarter end pursuant to section 2(d)(iii) of the  Forbearance Amendment.

The Company is currently negotiating and expects to complete the terms of another forbearance amendment with BOA.  Under the expected terms of the new forbearance amendment, the maturity of the Loan Agreement will be November 30, 2011.  Upon execution of the new forbearance amendment, availability under the credit facility will be limited to a lesser of (a) $3,800,000 or (b) 60% of eligible accounts receivable plus 30% of eligible inventory.  Subsequent to October 21, 2011, availability under the credit facility will be limited to a lesser of (a) $3,500,000 or (b) 60% of eligible accounts receivable plus 30% of eligible inventory to November 30, 2011.  Borrowings on the line of credit will bear interest at BOA’s prime rate (currently 3.25%) plus three hundred basis points  at October 1, 2011, BOA’s prime rate plus four hundred basis points at November 1, 2011, and BOA’s prime rate plus five hundred basis points, if the outstanding balance is not paid at maturity.  In connection with the new forbearance amendment the Company expects to pay a fee of $50,000 plus related legal and documentation fees, and an additional fee of $75,000 will be paid only if the credit line is not paid at maturity.

As further described in Note 9, “Subsequent Event”, on September 1, 2011, the Company completed the sale of its St. Louis and Sarasota operations centers to Multiband Corporation (Multiband) for $2,000,000 in cash.  The $2,000,000 in cash proceeds was paid to BOA to reduce the outstanding borrowings under the Loan Agreement to $3,560,977 as of September 13, 2011.

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

Loans Payable

The Company’s long-term debt also consists of notes issued by the Company or assumed in acquisitions related to working capital funding and the purchase of property and equipment in the ordinary course of business. At July 31, 2011, loans payable and capital lease obligations totaled $362,583 with interest rates ranging from 0% to 14.3%.

Due Joint Venture Partner

As of July 31, 2011, the China Operations had outstanding loans due the joint venture partner, Taian Gas Group (TGG), totaling $3,134,583, of which $2,875,973 matures on December 31, 2011, and bears interest at 5.81%.  The Company expects to renew the outstanding loans on or prior to maturity consistent with historical practice. The remaining balance of $258,610 is due on demand and represents interest accrued and working capital loans from TGG to the China Operations in the normal course of business.

NOTE 5 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of the Trenton Operations, the Company leases its Trenton, New Jersey location from Voacolo Properties LLC, of which the former shareholders of the Trenton Operations are the members.  For the three months ended July 31, 2011 and 2010, the rent paid for this lease was $17,400 and $17,250, respectively.

The China Operations revenue earned from TGG and subsidiaries was $689,235 and $0 for the three months ended July 31, 2011 and 2010, respectively. The China Operations accounts receivable due from TGG and subsidiaries was $425,975 and $86,990 as of July 31, 2011 and 2010, respectively.

NOTE 6 - SHAREHOLDERS’ EQUITY

Stock-Based Compensation Plans

In September 2006, the Company adopted the 2007 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2007 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  These shares were registered under Form S-8. At July 31, 2011, options to purchase 207,000 shares were outstanding at exercise prices ranging from $2.37 to $6.33. At July 31, 2011, there were 180,500 options available for grant under the 2007 Incentive Stock Plan.

In September 2005, the Company adopted the 2006 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2006 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  These shares were registered under Form S-8. Under the terms of the 2006 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant.  These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At July 31, 2011, options to purchase 12,452 shares were outstanding at exercise prices ranging from $6.33 to $12.10. At July 31, 2011, there were 315,972 options available for grant under the 2006 Incentive Stock Plan.

In March 2003, the Company established a stock option plan pursuant to which options to acquire a maximum of 416,667 shares of the Company's common stock were reserved for grant (the "2002 Plan"). These shares were registered under Form S-8. Under the terms of the 2002 Plan, the options are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At July 31, 2011, options to purchase 53,486 shares were outstanding at exercise prices ranging from $2.37 to $12.10.  At July 31, 2011, there were 220,664 shares available for grant under the 2002 Plan.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. Compensation cost is then recognized on a straight-line basis over the vesting or service period and is net of estimated forfeitures.  There were no stock options granted during the three months ended July 31, 2011. There were 7,000 stock options granted during the three months ended July 31, 2010.

The Company recorded stock-based compensation of $20,288 and $26,866 for the three months ended July 31, 2011 and 2010, respectively. At July 31, 2011, the total compensation cost related to unvested stock options granted to employees under the Company’s stock option plans but not yet recognized was approximately $78,000 and is expected to be recognized over a weighted-average period of 1.05 years.

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

Shelf Registration Statement

On April 15, 2010, the Company filed a registration statement on Form S-3 using a “shelf” registration process.  Under this shelf registration process, the Company may offer up to 2,314,088 shares of its common stock, from time to time, in amounts, at prices, and terms that will be determined at the time of the offering.  Each share of the Company’s common stock automatically includes one right to purchase one one-thousandth of a share of Series D Junior Participating Preferred Stock, par value $0.0001 per share, which becomes exercisable pursuant to the terms and conditions set forth in the Rights Plan Agreement as described above.  The net proceeds from securities sold by the Company will be added to our general corporate funds and may be used for general corporate purposes.  As of July 31, 2011, no shares of the Company’s common stock have been issued under this shelf registration statement.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - SEGMENT REPORTING

The Company's reportable segments are determined and reviewed by management based upon the nature of the services, the external customers and customer industries and the sales and distribution methods used to market the products.  The Company organizes its reportable segments to correspond with its primary service lines: wireless communications, specialty construction and electrical power.  Management evaluates performance based upon income (loss) before income taxes. Corporate includes corporate salaries and external professional fees, such as accounting, legal and investor relations costs which are not allocated to the other segments.  Corporate assets primarily include cash and prepaid expenses. Segment results for the three months ended July 31, 2011 and 2010 are as follows:

	As of and for the Three Months Ended July 31, 2011					As of and for the Three Months Ended July 31, 2010
	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total

Revenue	$-	$6,115,746	$1,987,794	$17,315,963	$25,419,503	$-	$6,352,558	$5,692,513	$16,807,427	$28,852,498

Depreciation and amortization	$16,373	$137,749	$209,909	$240,801	$604,832	$16,690	$178,488	$200,817	$338,620	$734,615

Income (loss) before income taxes	$(910,609)	$(391,279)	$(162,710)	$1,419,037	$(45,561)	$(942,481)	$(121,966)	$682,006	$(221,599)	$(604,040)

Goodwill	$-	$0	$0	$2,038,978	$2,038,978	$-	$10,921,998	$3,339,843	$20,520,783	$34,782,624

Total assets	$8,922,917	$8,853,245	$8,734,268	$26,617,946	$53,128,376	$4,208,635	$21,166,168	$16,275,974	$45,756,234	$87,407,011

Additions of property and equipment	$2,662	$311,034	$71,437	$39,043	$424,176	$11,101	$91,164	$137,200	$260,862	$500,327

As of and for the three months ended July 31, 2011 and 2010, the specialty construction segment includes approximately $1,300,000 and $1,086,000 in revenue and $854,000 and $1,042,000 of net assets held in China related to the Company’s 60% interest in the China Operations, respectively. As of and for the three months ended July 31, 2011 and 2010, the electrical power segment includes approximately $3,283,000 and $3,116,000 in revenue and $2,697,000 and $5,479,000 of net assets held in Australia related to the Company’s Australia Operations, respectively.

NOTE 8 - FAIR VALUE MEASUREMENTS

As defined by the Accounting Standard Codification (ASC), fair value measurements and disclosures establish a hierarchy that prioritizes fair value measurements based on the type of inputs used for the various valuation techniques (market approach, income approach and cost approach).  The levels of hierarchy are described below:

●	Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

●
Level 2:  Inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets, such as interest rates and yield curves that are observable at commonly-quoted intervals.

●	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions, as there is little, if any, related market activity.

The following table sets forth the assets and liabilities measured at fair value on a nonrecurring basis, by input level, in the consolidated balance sheet at July 31, 2011:

Quoted Prices in
	Active Markets for	Significant Other	Significant
Balance Sheet	Identical Assets or	Observable Inputs	Unobservable	July 31, 2011	April 30, 2011
Location	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total	Total
Liabilities:
Acquisition-related
contingent consideration	$-	$-	$1,049,011	$1,049,011	$1,008,200

Following the first year contingent payment, and the recording of $43,068 of additional non-cash expense for the three months ended July 31, 2011 for the change in the fair value of the contingent consideration from the present value of the future payments of this obligation, the fair value of the acquisition-related contingent consideration was $1,049,011 as of July 31, 2011. The Level 3 measurements included an estimated discount rate of 18.02%, future revenue growth rate of 10%, earnings before interest and taxes (EBIT) margins ranging from 7.5% to 13.32%, and weighted probability of EBIT achievement ranging from 0% to 100%.

NOTE 9 – SUBSEQUENT EVENT

Effective September 1, 2011, the Company entered into a Securities Purchase Agreement and Amendment No. 1 to the Escrow Agreement (the Agreements) with Multiband, for the acquisition by Multiband of the common stock of the Company’s subsidiaries comprising the St. Louis and Sarasota operations for $2,000,000 in cash.  The $2,000,000 in proceeds was paid to BOA to reduce the outstanding borrowings under the Loan Agreement.

The Agreements also provide that Multiband will use its best efforts to complete the acquisition of the outstanding common stock of the Company on terms consistent with the non-binding letter of intent dated June 1, 2011, as amended August 11, 2011.  Under the terms of the non-binding letter of intent, Multiband is offering $3.20 in cash per common share for the outstanding common stock of the Company, and the Company has provided Multiband an exclusive period until February 1, 2012 (the Exclusivity Period) in which to complete the transaction.  In exchange for the Exclusivity Period, Multiband has agreed that it will not sell any of the 709,271 shares of Company common stock it currently owns for the duration of the Exclusivity Period.  In addition, Multiband will maintain $250,000 in earnest money down payment in an escrow account in connection with completing the acquisition of the common stock of the Company.  The potential acquisition of the common stock of the Company is subject to customary due diligence, negotiation of a definitive merger agreement and other conditions, including the approval of the Company’s shareholders.  Multiband, traded under the NASDAQ symbol MBND, is the largest nationwide DIRECTV master system operator in the multiple dwelling unit market and one of the largest full-service home service providers of DIRECTV’s installations, maintenance and upgrades for residents of single-family homes.

The following presents the unaudited pro forma financial information as of and for the three months ended July 31, 2011 and 2010, respectively, to give effect to the sale of the St. Louis and Sarasota operations and the application of the $2,000,000 in proceeds, net of transaction costs, as if each had occurred as of and for the three months ended July 31, 2011. The net proceeds were used to reduce the outstanding borrowings under the Loan Agreement with BOA. The pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable.  The unaudited pro forma financial information is for informational purposes only and does not purport to present what our results would actually have been had these transactions actually occurred on the dates presented or to project our results of operations or financial position for any future period.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Unaudited Condensed Consolidated Balance Sheet at July 31, 2011

	As Reported			Pro Forma
	July 31,	Pro Forma		July 31,
ASSETS	2011	Adjustments		2011

CURRENT ASSETS:

Cash and cash equivalents	$4,063,322	$26,455	(1)	$4,089,777
Accounts receivable, net of allowance of $1,631,985 at July 31, 2011	25,777,082	(1,657,922)	(1)	24,119,160
Costs and estimated earnings in excess of billings on uncompleted contracts	4,546,270	(772,277)	(1)	3,773,993
Inventory	1,606,385	(83,941)	(1)	1,522,444
Prepaid expenses and other current assets	1,592,500	(28,582)	(1)	1,563,918
Prepaid income taxes	214,897	(46,822)	(1)	168,075
Income taxes receivable	1,185,000	-	(1)	1,185,000
Deferred tax assets	2,642,598	(27,000)	(1)	2,615,598
Total current assets	41,628,054	(2,590,089)		39,037,965

PROPERTY AND EQUIPMENT, net	5,909,461	(435,758)	(1)	5,473,703

OTHER INTANGIBLE ASSETS, net	742,897	-		742,897

GOODWILL	2,038,978	-		2,038,978

DEFERRED TAX ASSETS	2,674,841	(751,000)	(1)	1,923,841

OTHER ASSETS	134,145	(60,558)	(1)	73,587

Total assets	$53,128,376	$(3,837,405)		$49,290,971

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As Reported				Pro Forma
LIABILITIES AND EQUITY	July 31,	Pro Forma			July 31,
	2011	Adjustments			2011

CURRENT LIABILITIES:

Current portion of loans payable	$97,299	$(12,261)	(1)		$85,038
Borrowings under line of credit	5,560,977	(2,000,000)	(2)		3,560,977
Current portion of capital lease obligations	48,175	-			48,175
Accounts payable and accrued expenses	13,599,932	(817,669)	(1)		12,782,263
Billings in excess of costs and estimated earnings on uncompleted contracts	2,168,352	(37,777)	(1)		2,130,575
Deferred revenue	809,169	-			809,169
Due joint venture partner	3,134,583	-			3,134,583
Acquisition-related contingent consideration	1,049,011	-			1,049,011
Total current liabilities	26,467,498	(2,867,707)			23,599,791

Loans payable, net of current portion	211,677	(64,634)	(1)		147,043
Capital lease obligations, net of current portion	5,432	-			5,432
Total liabilities	26,684,607	(2,932,341)			23,752,266

EQUITY:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued	-	-
Common stock - $0.0001 par value, 25,000,000 shares authorized, 6,954,766
shares issued and outstanding at July 31, 2011	695	-			695
Additional paid-in capital	50,453,914				50,453,914
Accumulated deficit	(26,630,508)	(905,064)	(1	), (2)	(27,535,572)
Accumulated other comprehensive income on foreign currency translation, net of					-
tax effects of $191,979 at July 31, 2011	1,560,411	-			1,560,411

Total WPCS shareholders' equity	25,384,512	(905,064)			24,479,448

Noncontrolling interest	1,059,257	-			1,059,257

Total equity	26,443,769	(905,064)			25,538,705

Total liabilities and equity	$53,128,376	$(3,837,405)			$49,290,971

Notes to Pro Forma Unaudited Condensed Consolidated Balance Sheet as of July 31, 2011:

(1)	The adjustments reflect the disposition of the St. Louis and Sarasota Operations.

(2)	The adjustments reflect the use of the $2,000,000 in proceeds from the sale of the St. Louis and Sarasota Operations to reduce total amounts outstanding under the Loan Agreement with BOA.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended July 31, 2011 and 2010
	Three Months Ended July 31, 2011
		Pro Forma
	As Reported	Adjustments			Pro Forma

REVENUE	$25,419,503	$(1,855,908)	(1)		$23,563,595

COSTS AND EXPENSES:
Cost of revenue	19,573,186	(1,541,032)	(1)		18,032,154
Selling, general and administrative expenses	5,156,522	(712,493)	(1)		4,444,029
Depreciation and amortization	604,832	(52,581)	(1)		552,251
Change in fair value of acquisition-related contingent consideration	43,068	-			43,068

	25,377,608	(2,306,106)			23,071,502

OPERATING INCOME	41,895	450,198			492,093

OTHER EXPENSE (INCOME):
Interest expense	95,932	(26,342)	(1	),(2)	69,590
Interest income	(8,476)	-			(8,476)

(Loss) income from continuing operations before income tax (benefit) provision	(45,561)	476,540			430,979

Income tax (benefit) provision	(26,340)	295,409	(1)		269,069

(LOSS) INCOME FROM CONTINUING OPERATIONS	(19,221)	181,131			161,910

Discontinued operations:

Loss from operations	-	(476,540)			(476,540)
Loss from disposal	-	(905,064)	(3)		(905,064)
Income tax benefit	-	295,409			295,409

Loss from discontinued operations	-	(1,086,195)			(1,086,195)

CONSOLIDATED NET LOSS	(19,221)	(905,064)			(924,285)

Net income attributable to noncontrolling interest	15,456	-			15,456

NET LOSS ATTRIBUTABLE TO WPCS	$(34,677)	$(905,064)			$(939,741)

Basic net loss per common share attributable to WPCS:
(Loss) income from continuing operations attributable to WPCS	$(0.00)	$0.03			$0.03
Loss from discontinued operations attributable to WPCS	$0.00	$(0.16)			$(0.16)
Basic net loss income per common share attributable to WPCS	$(0.00)	$(0.13)			$(0.13)

Diluted net (loss) income per common share attributable to WPCS:
(Loss) income from continuing operations attributable to WPCS	$(0.00)	$0.03			$0.03
Loss from discontinued operations attributable to WPCS	$0.00	$(0.16)			$(0.16)
Diluted net loss per common share attributable to WPCS	$(0.00)	$(0.13)			$(0.13)

Basic weighted average number of common shares outstanding	6,954,766	6,954,766			6,954,766
Diluted weighted average number of common shares outstanding	6,954,766	6,964,211			6,964,211

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended July 31, 2010
		Pro Forma
	As Reported	Adjustments			Pro Forma

REVENUE	$28,852,498	$(5,586,627)	(1)		$23,265,871

COSTS AND EXPENSES:
Cost of revenue	22,697,975	(4,086,993)	(1)		18,610,982
Selling, general and administrative expenses	5,916,327	(1,037,182)	(1)		4,879,145
Depreciation and amortization	734,615	(77,265)	(1)		657,350
Change in fair value of acquisition-related contingent consideration	63,052	-			63,052

	29,411,969	(5,201,440)			24,210,529

OPERATING LOSS	(559,471)	(385,187)			(944,658)

OTHER EXPENSE (INCOME):
Interest expense	54,635	(16,293)	(1	), (2)	38,342
Interest income	(10,069)	-			(10,069)

Loss from continuing operations before income tax benefit	(604,037)	(368,894)			(972,931)

Income tax benefit	(238,379)	(160,523)	(1)		(398,902)

LOSS FROM CONTINUING OPERATIONS	(365,658)	(208,371)			(574,029)

Discontinued operations:

Gain from operations	-	368,894			368,894
Loss from disposal	-	-			-
Income tax provision	-	(160,523)			(160,523)

Gain from discontinued operations	-	208,371			208,371

CONSOLIDATED NET LOSS	(365,658)	-			(365,658)

Net income attributable to noncontrolling interest	10,293	-			10,293

NET LOSS ATTRIBUTABLE TO WPCS	$(375,951)	$(208,371)			$(584,322)

Basic net loss per common share attributable to WPCS:
Loss from continuing operations attributable to WPCS	$(0.05)	$(0.03)			$(0.08)
Gain from discontinued operations attributable to WPCS	$0.00	$0.03			$0.03
Basic net loss income per common share attributable to WPCS	$(0.05)	$0.00			$(0.05)

Diluted net loss per common share attributable to WPCS:
Loss from continuing operations attributable to WPCS	$(0.05)	$(0.03)			$(0.08)
Gain from discontinued operations attributable to WPCS	$0.00	$0.03			$0.03
Diluted net loss per common share attributable to WPCS	$(0.05)	$(0.00)			$(0.05)

Basic weighted average number of common shares outstanding	6,954,766	6,954,766			6,954,766
Diluted weighted average number of common shares outstanding	6,954,766	6,968,633			6,968,633

Notes to Pro Forma Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended July 31, 2011 and 2010:

(1)	The adjustments reflect the disposition of the St. Louis and Sarasota operations.

(2)
The adjustments reflect the reduction in interest expense of $26,250 and $16,250, and the related income tax effect, for the three months ended July 31, 2011 and 2010, respectively, from the $2,000,000 use of proceeds from the sale of  the St. Louis and Sarasota Operations to reduce total amounts outstanding under the Loan Agreement with BOA.

(3)	The adjustment reflects the loss that will be recognized in the second quarter ending October 31, 2011 from the disposition of the St. Louis and Sarasota Operations.

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

Business Overview and Recent Developments

We are a global provider of design-build engineering services for communications infrastructure, with over 450 employees in six (6) operation centers on three continents, following the divestiture of our St. Louis and Sarasota Operations on September 1, 2011.  We sold these two operation centers to Multiband for $2,000,000 in cash, and used the proceeds to reduce the amount outstanding  under our Loan Agreement.

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

For the three months ended July 31, 2011, wireless communication, specialty construction and electrical power represented approximately 24.1%, 7.8% and 68.1%, respectively, of our total revenue. For the three months ended July 31, 2010, wireless communication, specialty construction and electrical power represented approximately 22.0%, 19.7% and 58.3%, respectively, of our total revenue.   It is expected that as a result of the sale of the St. Louis and Sarasota Operations, the revenue mix percentage from the wireless communication and specialty construction segments will decrease as a percentage of total revenue, and revenue mix from the electrical power segment will increase as a percentage of total revenue.

Industry Trends

We focus on markets such as public services, healthcare, energy and international which continue to show growth potential.

●
Public services.  We provide communications infrastructure for public services which include police, fire, emergency dispatch, utilities, education, military and transportation infrastructure. We believe there is an active market for communications infrastructure in the public service sector due to the need to replace out-dated equipment with new technology. We believe that the public services sector will continue to  benefit from the American Recovery and Reinvestment Act of 2009 (ARRA), which has made funding available for state and local municipalities nationwide, and we are currently performing work on certain projects that have been funded with ARRA funds. Of the $787 billion in total funding, according to the latest report from a July 2010 article by The New York Times, approximately $32 billion has been allocated for communications infrastructure projects to be completed over the next several years which fit our service capabilities.  Accordingly, we expect our fiscal 2012 revenue in the public services market to increase compared to fiscal 2011.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

●
International.  We provide communications infrastructure internationally for a variety of companies and government entities. China is spending on building its internal infrastructure and Australia is upgrading their infrastructure.  Both China and Australia have experienced positive GDP growth rates.  Our international revenue continues to grow, representing approximately 18% of consolidated revenue for the three months ended July 31, 2011, compared to 15% of consolidated revenue for the three months ended July 31, 2010.

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year:

●
In regards to our financial results in the first quarter of fiscal year 2012, we continue to make progress in turning around our financial performance as compared to the prior fiscal year. For the three months ended July 31, 2011, we provided or generated operating cash flow of approximately $1.0 million compared to using approximately $69,000 of operating cash flow in the preceding three months ended April 30, 2011, and using $1.4 million of operating cash flow for the three months ended July 31, 2010.  For the first quarter ended July 31, 2011, we generated EBITDA of approximately $753,000, compared to an EBITDA loss of approximately $5.1 million for the preceding three months ended April 30, 2011, and compared to EBITDA of $238,000 for the three months ended July 31, 2010.   EBITDA is defined as earnings before interest, taxes, acquisition-related contingent earn-out costs, one-time charges related to exploring strategic alternatives and depreciation and amortization.  Management uses EBITDA to assess the ongoing operating and financial performance of our company. This financial measure is not in accordance with GAAP and may differ from non-GAAP measures used by other companies.

For the first quarter ended July 31, 2011, we reported a net loss of approximately $35,000, which includes $64,000 of one-time costs associated with exploring strategic alternatives, including the possible sale of our company.   This compares to a net loss of approximately $27 million for the preceding three months ended April 30, 2011, which included approximately $27.5 million in non-cash goodwill and customer list impairment charges, and compared to a net loss of $376,000 for the three months ended July 31, 2010.

Management believes that the operating results for the three months ended July 31, 2011 represent a significant improvement compared the preceding three months ended April 30, 2011.  During fiscal 2011, we implemented management changes and implemented cost reduction strategies to improve our future operations and reduce future operating expenses.  Although the economy has not yet fully recovered and will continue to present challenges for our business, we anticipate a turnaround to net income profitability during fiscal year 2012. The markets we serve in public services, healthcare, and energy continue to afford opportunities to grow our business.

We maintain a healthy balance sheet with approximately $15.2 million in working capital.  We expect to use our working capital to fund our operations and continued growth.  At July 31, 2011, our net tangible asset value was approximately $22.6 million, or $3.25 per diluted share.  We define net tangible asset value as total WPCS shareholders’ equity less goodwill and other intangible assets, and is a financial measure we consider meaningful in evaluating the strength of our balance sheet.  Net tangible asset value is not in accordance with GAAP and may differ from non-GAAP measures used by other companies;

●
Two of our most important economic indicators for measuring our future revenue producing capability and demand for our services continue to be our backlog and bid list. For comparative purposes, the backlog and bid list at July 31, 2011 includes the St. Louis and Sarasota Operations, which were divested effective September 1, 2011.  Our backlog of unfilled orders was approximately $42 million at July 31, 2011, compared to backlog of $45 million at April 30, 2011 and backlog of $41 million at July 31, 2010. The decrease in backlog at July 31, 2011 compared to the previous period is due primarily to an increase in revenue recognized to approximately $25 million for the three months ended July 31, 2011 compared to revenue recognized of $18 million in the preceding three months ended April 30, 2011.

Our bid list, which represents project bids under proposal for new and existing customers, was approximately $136 million at July 31, 2011, compared to approximately $147 million at April 30, 2011. The decrease in bids at July 31, 2011 compared to the preceding period is due primarily to a large bid from our Australia Operations on the bid list at April 30, 2011 that was not awarded to WPCS, but as of July 31, 2011 has not yet been replenished with additional bid(s). We believe our bid list at July 31, 2011 represents a normal bid level and we expect our bid list to remain in a range of $125 million to $175 million.

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

●
We continue to focus on expanding our international presence in China and Australia, and we believe that these markets have not been impacted as much by recent economic conditions.  In China, our focus is primarily in the energy market, and in Australia primarily on the corporate enterprise market.  During the third fiscal quarter, the flooding in Australia contributed to temporary delays in completing projects, however we believe that there are future opportunities to grow our revenue in this market with the rebuilding that has commenced.  Our current international revenue annual run rate is approximately $18 million and 18.0% of our total revenue; and

●
In regards to strategic development, our internal focus is on organic growth opportunities.  We have engaged an investment bank to assist us in exploring strategic alternatives, including the consideration of a possible sale of our company.  As a result of exploring strategic initiatives, effective September 1, 2011, we entered into an agreement for the sale of our St. Louis and Sarasota operation centers to Multiband for $2,000,000 in cash.  Multiband will continue to use its best efforts to complete the acquisition of the outstanding common stock of the Company on terms consistent with the non-binding letter of intent dated June 1, 2011, as amended August 11, 2011, for $3.20 per share in cash.  We have provided Multiband an exclusive period until February 1, 2012 in which to complete the transaction. Multiband, traded under the NASDAQ symbol MBND, is the largest nationwide DIRECTV master system operator in the multiple dwelling unit market and one of the largest full-service home service providers of DIRECTV’s installations, maintenance and upgrades for residents of single-family homes.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended July 31, 2011 Compared to the Three Months Ended July 31, 2010

The accompanying condensed consolidated financial statements include the accounts of WPCS International Incorporated (WPCS) and its wholly and majority-owned subsidiaries, as follows, collectively referred to as “we”, “us” or the "Company".

Consolidated results for the three months ended July 31, 2011 and 2010 were as follows:

	Three Months Ended
	July 31,
	2011		2010

REVENUE	$25,419,503	100.0%	$28,852,498	100.0%

COSTS AND EXPENSES:
Cost of revenue	19,573,186	77.0%	22,697,975	78.7%
Selling, general and administrative expenses	5,156,522	20.3%	5,916,327	20.5%
Depreciation and amortization	604,832	2.3%	734,615	2.5%
Change in fair value of acquisition-related contingent consideration	43,068	0.2%	63,052	0.2%

Total costs and expenses	25,377,608	99.8%	29,411,969	101.9%

OPERATING INCOME (LOSS)	41,895	0.2%	(559,471)	(1.9%)

OTHER EXPENSE (INCOME):
Interest expense	95,932	0.4%	54,635	0.2%
Interest income	(8,476)	(0.0%)	(10,069)	(0.0%)

LOSS BEFORE INCOME TAX BENEFIT	(45,561)	(0.2%)	(604,037)	(2.1%)

Income tax benefit	(26,340)	(0.1%)	(238,379)	(0.8%)

CONSOLIDATED NET LOSS	(19,221)	(0.1%)	(365,658)	(1.3%)

Net income attributable to noncontrolling interest	15,456	(0.0%)	10,293	0.0%

NET LOSS ATTRIBUTABLE TO WPCS	$(34,677)	(0.1%)	$(375,951)	(1.3%)

Revenue

Revenue for the three months ended July 31, 2011 was approximately $25,420,000, as compared to approximately $28,852,000 for the three months ended July 31, 2010.  The decrease in revenue for the period was primarily attributable to the final completion of the School District of Philadelphia project during October 2010 of fiscal 2011, which was not replenished with a similar project thereafter, including the three months ended July 31, 2011, and secondarily from project delays on existing contracts and delays in new project bid awards from prior quarters.  For the three months ended July 31, 2011, we had one customer which comprised 12.8% of total revenue.  For the three months ended July 31, 2010, there were no customers which comprised more than 10% of total revenue.

Wireless communication segment revenue for the three months ended July 31, 2011 and 2010 was approximately $6,116,000 or 24.1% and $6,353,000 or 22.0% of total revenue, respectively. The decrease in revenue was due primarily to project delays on existing contracts and delays or postponements of new project bid awards from prior quarters at the state and local government level for public services projects, the revenue of which is expected to be recognized in future periods.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Specialty construction segment revenue for the three months ended July 31, 2011 and 2010 was approximately $1,988,000 or 7.8% and $5,693,000 or 19.7% of total revenue, respectively. The decrease in revenue was primarily attributable to the completion of the School District of Philadelphia project in fiscal 2011, which was not replenished with revenue for a similar project during the three months ended July 31, 2011.

Electrical power segment revenue for the three months ended July 31, 2011 and 2010 was approximately $17,316,000 or 68.1% and $16,807,000 or 58.3% of total revenue, respectively.  The increase in revenue was due primarily to final contract settlement and related increased change orders from a  client in our Suisun City Operations.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs.  Our cost of revenue was approximately $19,573,000 or 77.0% of revenue for the three months ended July 31, 2011, compared to $22,698,000 or 78.7% for the same period of the prior year.  The dollar decrease in our total cost of revenue is primarily due to the corresponding decrease in revenue during the three months ended July 31, 2011.  The decrease as a percentage of revenue is primarily due to the revenue blend of project work completed during the quarter.

Wireless communication segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended July 31, 2011 and 2010 was approximately $4,863,000 and 79.5% and $4,702,000 and 74.0%, respectively.  The dollar increase in our cost of revenue is due primarily to a cost overrun on a project in our Sarasota Operations that was completed during the three months ended July 31, 2011.  Cost of revenue as a percentage of revenue increased due to the revenue blend of the project work performed during the three months ended July 31, 2011, and the cost overrun on the Sarasota Operations project described above.

Specialty construction segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended July 31, 2011 and 2010 was approximately $1,489,000 and 74.9% and $4,170,000 and 73.2%, respectively.  The primary reason for the dollar decrease in our cost of revenue is due to the corresponding decrease in revenue from the School District of Philadelphia project for the three months ended July 31, 2011.  The increase as a percentage of revenue is due to the revenue blend of project work performed.

Electrical power segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended July 31, 2011 and 2010 was approximately $13,221,000 and 76.4% and $13,826,000 and 82.3%, respectively.  The decrease as a percentage of revenue is due primarily to the contract dispute settlement with a certain client in our Suisun City Operations, which resulted in additional revenue from change orders for costs incurred in prior periods, and secondarily to the revenue blend attributable to our existing operations..

Selling, General and Administrative Expenses

For the three months ended July 31, 2011, total selling, general and administrative expenses were approximately $5,157,000 or 20.3% of total revenue compared to $5,916,000, or 20.5% of revenue for the same period of the prior year. Included in selling, general and administrative expenses for the three months ended July 31, 2011 is $2,959,000 for salaries, commissions, payroll taxes and other employee benefits. The decrease in salaries and commissions compared to the prior period is due to lower commissions and bonuses, as well as lower salaries from cost reduction strategies.  Professional fees were $436,000, which include accounting, legal and investor relation fees. The increase in professional fees compared to the prior year is due primarily to $63,000 of incremental third party legal fees in connection with pursuing strategic alternatives, offset by lower professional service fees for other services elsewhere. Insurance costs were $463,000 and rent for office facilities was $264,000.  Automobile and other travel expenses were $437,000 and telecommunication expenses were $124,000. Other selling, general and administrative expenses totaled $474,000. For the three months ended July 31, 2011, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $1,506,000, $451,000 and $2,399,000, respectively, with the balance of approximately $801,000 pertaining to corporate expenses.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended July 31, 2010, total selling, general and administrative expenses were approximately $5,916,000, or 20.5% of total revenue. Included in selling, general and administrative expenses for the three months ended July 31, 2010 is $3,581,000 for salaries, commissions, payroll taxes and other employee benefits. Professional fees were $400,000, which include accounting, legal and investor relation fees. Insurance costs were $556,000 and rent for office facilities was $278,000.  Automobile and other travel expenses were $434,000 and telecommunication expenses were $153,000. Other selling, general and administrative expenses totaled $514,000. For the three months ended July 31, 2010, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $1,593,000, $640,000 and $2,803,000, respectively, with the balance of approximately $880,000 pertaining to corporate expenses.

Depreciation and Amortization

For the three months ended July 31, 2011 and 2010, depreciation was approximately $546,000 and $563,000, respectively.  The decrease in depreciation is due to the retirement of certain assets. The amortization of customer lists and backlog for the three months ended July 31, 2011 was $59,000 as compared to $172,000 for the same period of the prior year.  The decrease in amortization expense compared to July 31, 2010, was due to the write-off of approximately $869,000 in customer lists during the fourth quarter of fiscal year 2011, resulting in lower customer list amortization in the first quarter ended July 13, 2011, and is expected to be lower for the remainder of fiscal 2012 compared to fiscal 2011. Remaining customer lists are amortized over a period of six to eight years from the date of their acquisitions. Backlog is amortized over a period of one to three years from the date of acquisition based on the expected completion period of the related contracts.

Change in Fair Value of Acquisition-Related Contingent Consideration

For the three months ended July 31, 2011 and 2010, the change in fair value of acquisition-related contingent consideration was approximately $43,000 and $63,000, respectively. The change in fair value of acquisition-related contingent consideration is due to the non-cash expense recorded in the fiscal 2011 statement of operations for the change in present value of future payments of acquisition-related contingent consideration related to the Pride acquisition.

Interest Expense and Interest Income

For the three months ended July 31, 2011 and 2010, interest expense was approximately $96,000 and $55,000, respectively. The increase in interest expense is due principally to an increase in the interest rate for outstanding borrowings on the line of credit compared to July 31, 2010. As of July 31, 2011, there was $5,560,977 of total borrowings outstanding under the line of credit.

           For the three months ended July 31, 2011 and 2010, interest income was approximately $8,000 and $10,000, respectively.   The decrease in interest earned is due to the decrease in interest rates compared to the same period in the prior year.

Income Taxes

The actual income tax rate for the three months ended July 31, 2011 was 57.8% compared to 39.5% for same period in the prior year. The increase was primarily due to the increase in state income tax expense projected for the three months ended July 31, 2011.

Net Loss Attributable to WPCS

The net loss attributable to WPCS was approximately $35,000 for the three months ended July 31, 2011. Net loss was net of Federal and state income tax benefit of approximately $26,000.

The net loss attributable to WPCS was approximately $376,000 for the three months ended July 31, 2010. Net loss was net of Federal and state income tax benefits of approximately $238,000.

Liquidity and Capital Resources

At July 31, 2011, we had working capital of approximately $15,161,000, which consisted of current assets of approximately $41,628,000 and current liabilities of $26,467,000. Management believes that through a combination of internally available funds, operating expense management and future operating income, we have sufficient capital to meet our liquidity and capital resources requirements for the next twelve months.  Our cash and cash equivalents balance at July 31, 2011 of $4,063,000 included $2,254,000 of cash in our Australia Operations associated with our permanent reinvestment strategy. We do not believe that indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations.

For fiscal 2012, we expect a return to profitability.  The return to profitability includes expected increases in revenue due to existing backlog and bids, revenue enhancements as well as revenue recognition on projects that were delayed from 2011.  In addition, we have made management changes in operations, and have reduced selling, general and administrative costs through cost efficiency measures throughout the Company.    Each of these activities is expected to return us to profitability in fiscal 2012.  Our ability to continue as a going concern is dependent on the success of these actions.  There can be no assurance that we will be successful in accomplishing our objectives.

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

Operating activities provided approximately $1,041,000 in cash for the three months ended July 31, 2011. The sources of cash from operating activities total approximately $4,646,000, comprised of approximately $682,000 in net non-cash charges, a $367,000 decrease in inventory, a $125,000 decrease in costs and estimated earnings in excess of billings on uncompleted contracts, a $125,000 increase in billings in excess of costs and estimated earnings on uncompleted contracts, a $17,000 increase in deferred revenue and a $3,330,000 increase in accounts payable and accrued expenses. The uses of cash from operating activities total approximately $3,604,000, comprised of a net loss of approximately $19,000, an approximate $3,352,000 increase in accounts receivable, a $173,000 increase in prepaid expenses and other current assets, and a $60,000 increase in income tax receivable and prepaid taxes. Net earnings adjusted for non-cash items provided cash of approximately $662,000 versus providing approximately $472,000 in same period of fiscal 2011.  Working capital components provided cash of approximately $379,000 for the three months ended July 31, 2011 versus using cash of approximately $1,843,000 in the same period in the prior year.

Our investing activities utilized approximately $116,000 in cash for acquiring property and equipment during the three months ended July 31, 2011.

Our financing activities used cash of approximately $1,770,000 during the three months ended July 31, 2011.  Financing activities include repayments under our line of credit of $1,439,000, repayments to our joint venture partner of $305,000, and repayments of loans payable and capital lease obligations of approximately $26,000.

Our capital requirements depend on numerous factors, including the market for our services, the resources we devote to developing, marketing, selling and supporting our business, the timing and extent of establishing additional markets and other factors.

Bank of America Loan Agreement and Default

  On April 10, 2010, we renewed our loan agreement (Loan Agreement) with Bank of America, N.A. (BOA), for three years under terms similar to the prior loan agreement with BOA, including the same customary covenants. The Loan Agreement provides for a revolving line of credit in an amount not to exceed $15,000,000, together with a letter of credit facility not to exceed $2,000,000. We also entered into a security agreement with BOA, pursuant to which we granted a security interest to BOA in all of our domestic assets and 65% of the capital stock of our Australia Operations. At July 31, 2011, outstanding borrowings were $5,560,977 under the Loan Agreement.

For the first quarter ended July 31, 2011, we were in compliance with the financial covenants under the Loan Agreement, compared to each of the fiscal quarters of fiscal 2011, when we were in default of the financial covenants under the Loan Agreement due to the operating losses incurred during the previous fiscal year.  In the first quarter of fiscal 2011, we obtained a waiver for this non-compliance from BOA.  However, as a result of the non-compliance with the financial covenants at the completion of our second fiscal quarter of 2011, on December 22, 2010 we executed the terms of a forbearance agreement with BOA (the Forbearance Agreement). On March 28, 2011 but effective February 28, 2011, we entered into a first amendment (the Forbearance Amendment) of the Forbearance Agreement.  Under the terms of the Forbearance Amendment, BOA agreed not to exercise its rights or remedies against us as a result of these events of default until the earlier of (a) September 30, 2011 or (b) an event of termination under the Forbearance Agreement.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On June 28, 2011, we received a letter dated June 27, 2011 from counsel to BOA pursuant to which BOA alleged that certain events of default considered to be events of termination under the Forbearance Agreement have occurred under the Loan Agreement ( including the Forbearance Agreement), including failures to (i) provide a compliance certificate pursuant to section 8.2(f) of the Loan Agreement, (ii) maintain EBITDA on a quarterly basis of not less than $425,000 for the quarter ending April 30, 2011 pursuant to section 8.3 of the Loan Agreement, (iii) maintain, on a consolidated basis, a Funded Debt to Tangible Net Worth Ratio of not more than 1.00 to 1.00 as of April 30, 2011 pursuant to section 8.4 of the Loan Agreement, (iv) maintain, on a consolidated basis, an Interest Coverage Ratio, on a quarterly (and not a rolling four-quarter) basis, of at least 3.00 to 1.00 for the quarter ending April 30, 2011 pursuant to section 8.5 of the Loan Agreement, (v) maintain, on a consolidated basis, a Funded Debt to EBITDA Ratio on a quarterly basis of not more than 21.0 to 1.0 for the quarter ending April 30, 2011 pursuant to section 8.25 of the Loan Agreement, and (vi) maintain, on a consolidated basis, a Basic Fixed Charge Ratio of not less than 1.20 to 1.00 as of the April 30, 2011 quarter end pursuant to section 2(d)(iii) of the  Forbearance Amendment.  We have determined that we are in default of the financial covenants set forth in items (ii), (iv), and (vi) above, based on our financial results for the year ended April 30, 2011.  As a result of these defaults, BOA is entitled to exercise its rights and remedies pursuant to the Loan Agreement.

We are currently negotiating and expect to complete the terms of another forbearance amendment with BOA.  Under the expected terms of the new forbearance amendment, the maturity of the Loan Agreement will be November 30, 2011.  Upon execution of the new forbearance amendment, availability under the credit facility will be limited to a lesser of (a) $3,800,000 or (b) 60% of eligible accounts receivable plus 30% of eligible inventory.  Subsequent to October 21, 2011, availability under the credit facility will be limited to a lesser of (a) $3,500,000 or (b) 60% of eligible accounts receivable plus 30% of eligible inventory to November 30, 2011.  Borrowings on the line of credit will bear interest at BOA’s prime rate (currently 3.25%) plus three hundred basis points at October 1, 2011, BOA’s prime rate plus four hundred basis points at November 1, 2011, and BOA’s prime rate plus five hundred basis points, if the outstanding balance is not paid at maturity.  In connection with the new forbearance amendment we expect to pay a fee of $50,000 plus related legal and documentation fees, and an additional fee of $75,000 will be paid only if the credit line is not paid at maturity.

As further described in Note 9, “Subsequent Event”, on September 1, 2011, we completed the sale of its St. Louis and Sarasota operations centers to Multiband Corporation (Multiband) for $2,000,000 in cash.  The $2,000,000 in cash proceeds was paid to BOA to reduce the outstanding borrowings under the Loan Agreement to $3,560,977 as of September 13, 2011.

While we and BOA have commenced discussions concerning the Loan Agreement and the events of default, there can be no assurance that we and BOA will come to any agreement regarding repayment, future forbearance terms, waiver and/or modification of the Loan Agreement and/or the default of the financial covenants.

 Although BOA has not demanded current payment on the amounts outstanding, we are currently seeking alternative debt financing and we have already conducted discussions with other senior lenders to replace the Loan Agreement. We may not be successful in obtaining alternative debt financing or additional sources may not be available on acceptable terms. If the Loan Agreement is called and we were unable to obtain alternative debt financing, we would need to use our existing cash and cash equivalents.

In the alternative, we could raise additional funds from a sale of our common stock.  On April 15, 2010, we filed a registration statement on Form S-3 using a “shelf” registration process.  Under this shelf registration process, we may offer up to 2,314,088 shares of our common stock, from time to time, in amounts and at prices and terms that we will determine at the time of the offering.  Each share of our common stock automatically includes one right to purchase one one-thousandth of a share of Series D Junior Participating Preferred Stock, par value $0.0001 per share, which becomes exercisable pursuant to the terms and conditions set forth in a Rights Plan Agreement with Interwest Transfer Co., Inc., as amended from time to time. If we sell any securities, the net proceeds will be added to our general corporate funds and may be used for general corporate purposes.   To date, no shares of our common stock have been issued under this shelf registration statement and we may not be successful in issuing additional common stock on acceptable terms or at all.

Other Short-Term Commitments

  The China Operations has outstanding loans due within the next twelve months to our joint venture partner, Taian Gas Group (TGG), of approximately $3,135,000. We expect for TGG to renew any remaining unpaid loan balances in its continued support of the China Operations consistent with historical practice.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On November 4, 2009, we acquired Pride. The purchase price represents an amount up to $3,408,913 of which $1,975,429 was paid upon closing.  Additional purchase price is to be paid by us to the former Pride shareholders based upon the achievement of earnings before interest and taxes (EBIT) targets for each of the twelve month periods ending October 31, 2010 and 2011, respectively.  In fiscal 2011, we made the first contingent consideration payment of $1,022,003(including currency exchange) to the former Pride shareholders as the Pride actual EBIT of $1,467,729  for the first twelve month period ended October 31, 2010 exceeded the EBIT target amount of $1,103,386 (the Target Amount).  We will pay another $919,488 if Pride’s EBIT for the twelve month period ending October 31, 2011 equals or exceeds the Target Amount.  In the event that Pride’s EBIT is less than the Target Amount for either measurement period, such $919,488 payment will be reduced by the percentage of the shortfall between the actual EBIT and the Target Amount.  Following the first year contingent payment, and the recording of $43,068 of additional non-cash expense for the three months ended July 31, 2011 for the change in the fair value of the contingent consideration from the present value of the future payments of this obligation, the fair value of the acquisition-related contingent consideration was $1,049,011 as of July 31, 2011.

   Pride is an electrical and security services provider specializing in the commercial and government sectors and focuses on low voltage security installations, alarm systems, video surveillance and access controls.   The acquisition of Pride provides further international expansion into Australia.

Backlog

As of July 31, 2011, we had a backlog of unfilled orders of approximately $42.2 million compared to approximately $45.3 million at April 30, 2011.  For comparative purposes, the backlog at July 31 includes the St. Louis and Sarasota Operations, which were divested effective September 1, 2011.   The decrease in backlog at July 31, 2011 compared to the previous period is due primarily to an increase in revenue recognized to approximately $25 million for the three months ended July 31, 2011 compared to revenue recognized of $18 million in the three months ended April 30, 2011.  Although backlog was replenished during the three months ended July 31, 2011, it was not replenished at the same level or amount to offset the increase in revenue during the first quarter ended July 31, 2011, compared the preceding quarter ended April 30, 2011.  We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

Accounts Receivable

Accounts receivable are due within contractual payment terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Credit is extended based on evaluation of a customer's financial condition. Accounts outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer's current ability to pay its obligation to the us, and the condition of the general economy and the industry as a whole.   We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

We recorded an estimated non-cash goodwill charge of $26.6 million, in the fourth quarter of fiscal year ended April 30, 2011.   We expect to complete the second step of the goodwill impairment test in the second quarter of fiscal year 2012, which includes calculating an implied fair value of the goodwill of the reporting units, by allocating the fair values of substantially all of its individual assets, liabilities and identified intangible assets, as if the reporting units had been acquired in a business combination. We do not expect the completion of this second step to result in a material adjustment to the goodwill impairment charge previously recorded in fiscal year 2011.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of July 31, 2011. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

On or about June 22, 2011, a purported shareholder of the Company filed a derivative and putative class action lawsuit in the Court of Common Pleas of Pennsylvania, Chester County against the Company and its directors, by filing a Summons and Complaint.  The case is Ralph Rapozo v. WPCS International Incorporated, et al., Docket No. 11-06837.  In this action, the plaintiff seeks to enjoin the proposed transaction in which Multiband would acquire all of the outstanding shares of the Company.  The plaintiff alleges, among other things, that the consideration to be paid for such acquisition by Multiband is inadequate, and that the individual board members failed to engage in an honest and fair sales process for the Company and failed to disclose material information for the purposes of advancing their own interests over those of the Company and its shareholders.  To that end, the plaintiff asserts a claim for breach of fiduciary duty against the Company’s board of directors.  In the event that the proposed transaction is consummated, the plaintiff seeks money damages.  The plaintiff also asserts a claim against the Company and Multiband for aiding and abetting breach of fiduciary duty for which he seeks unspecified money damages.  WPCS’ time to answer or move with respect to the Complaint has not yet expired.  However, the Company and its directors deny the material allegations of this complaint and intend to vigorously defend this action.

On or about June 22, 2011, a purported shareholder of the Company filed a derivative and putative class action lawsuit in the Court of Common Pleas of Pennsylvania, Chester County against the Company and its directors, by filing a Summons and Complaint.  The case was Robert Shepler v. WPCS International Incorporated, et al, Docket No. 11-06838.  On August 11, 2011, the Shepler case was consolidated into the Rapozo vs. WPCS case.

On or about June 30, 2011, a purported shareholder of the Company filed a derivative and putative class action lawsuit in the Court of Common Pleas of Pennsylvania, Philadelphia County against the Company and its directors, by filing a Summons and Complaint.  The case is Edwin M. McKean v. WPCS International Incorporated, et al., Civil Action No. 3085.  WPCS has filed a motion to transfer this case to Chester County and consolidate into the Rapozo vs. WPCS case.  WPCS expects the motion to be granted as the plaintiff has agreed to not oppose it.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

PART II – OTHER INFORMATION

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

WPCS INTERNATIONAL INCORPORATED

Date: September 14, 2011	By:	/s/ JOSEPH HEATER
Joseph Heater
Chief Financial Officer