Form 10-Q
period 2011-10-31
WPCS INTERNATIONAL INC
filed 2011-12-14
CIK 1086745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended October 31, 2011

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

As of December 12, 2011, there were 6,954,766 shares of registrant’s common stock outstanding.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

		Condensed consolidated balance sheets at October 31, 2011 (unaudited) and April 30, 2011	3-4

		Condensed consolidated statements of operations for the three and six months ended October 31, 2011 and 2010 (unaudited)	5

		Condensed consolidated statements of comprehensive loss for the three and six months ended October 31, 2011 and 2010 (unaudited)	6

		Condensed consolidated statement of equity for the six months ended October 31, 2011 (unaudited)	7

		Condensed consolidated statements of cash flows for the six months ended October 31, 2011 and 2010 (unaudited)	8-9

		Notes to unaudited condensed consolidated financial statements	10-22

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-37

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	38

	ITEM 4.	Controls and Procedures	39

PART II.	OTHER INFORMATION

	ITEM 1	Legal Proceedings	40
	ITEM 1A	Risk Factors	40
	ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	40
	ITEM 3	Defaults Upon Senior Securities	40
	ITEM 4	(Removed and Reserved)	40
	ITEM 5	Other Information	41
	ITEM 6	Exhibits	41

	SIGNATURES		42

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
ASSETS	2011	2011
	(Unaudited)	(Note 1)
CURRENT ASSETS:

Cash and cash equivalents	$5,207,045	$4,879,106
Accounts receivable, net of allowance of $905,378 and $1,662,168 at
October 31, 2011 and April 30, 2011, respectively	25,444,738	22,474,024
Costs and estimated earnings in excess of billings on uncompleted contracts	3,292,698	4,669,012
Inventory	1,727,820	1,972,905
Prepaid expenses and other current assets	2,318,779	1,413,151
Prepaid income taxes	89,730	173,700
Income taxes receivable, restricted	1,185,000	1,166,225
Deferred tax assets	2,336,847	2,621,329
Total current assets	41,602,657	39,369,452

PROPERTY AND EQUIPMENT, net	5,250,124	6,035,353

OTHER INTANGIBLE ASSETS, net	672,707	803,171

GOODWILL	1,975,460	2,044,856

DEFERRED TAX ASSETS	2,307,536	2,675,511

OTHER ASSETS	72,794	134,654

Total assets	$51,881,278	$51,062,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND EQUITY
	October 31,	April 30,
	2011	2011
	(Unaudited)	(Note 1)
CURRENT LIABILITIES:

Current portion of loans payable	$141,474	$35,724
Borrowings under line of credit	3,500,000	7,000,000
Current portion of capital lease obligations	36,508	54,496
Accounts payable and accrued expenses	15,861,316	10,249,503
Billings in excess of costs and estimated earnings on uncompleted contracts	2,610,337	2,039,117
Deferred revenue	675,134	792,414
Due joint venture partner	3,075,591	3,415,641
Acquisition-related contingent consideration	1,058,680	1,008,200
Total current liabilities	26,959,040	24,595,095

Loans payable, net of current portion	214,728	10,554
Capital lease obligations, net of current portion	877	15,465
Total liabilities	27,174,645	24,621,114

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued	-	-
Common stock - $0.0001 par value, 25,000,000 shares authorized, 6,954,766
shares issued and outstanding at October 31, 2011 and April 30, 2011	695	695
Additional paid-in capital	50,477,946	50,433,626
Accumulated deficit	(28,295,836)	(26,595,831)
Accumulated other comprehensive income on foreign currency translation, net of tax
effects of $203,938 and $185,060 at October 31, 2011 and April 30, 2011, respectively	1,410,681	1,564,965

Total WPCS shareholders' equity	23,593,486	25,403,455

Noncontrolling interest	1,113,147	1,038,428

Total equity	24,706,633	26,441,883

Total liabilities and equity	$51,881,278	$51,062,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010

REVENUE	$28,161,040	$23,200,436	$51,724,634	$46,466,311

COSTS AND EXPENSES:
Cost of revenue	23,069,272	19,321,195	41,101,427	37,932,177
Selling, general and administrative expenses	4,797,551	5,424,634	9,310,362	10,422,693
Depreciation and amortization	560,362	644,404	1,112,613	1,301,750
Goodwill and intangible assets impairment	-	4,300,000	-	4,300,000
Change in fair value of acquisition-related contingent consideration	40,560	73,593	83,628	136,645

	28,467,745	29,763,826	51,608,030	54,093,265

OPERATING (LOSS) INCOME	(306,705)	(6,563,390)	116,604	(7,626,954)

OTHER EXPENSE (INCOME):
Interest expense	235,373	62,101	331,213	116,693
Interest income	(23,493)	(14,299)	(31,969)	(24,367)

Loss from continuing operations before income tax provision (benefit)	(518,585)	(6,611,192)	(182,640)	(7,719,280)

Income tax provision (benefit)	194,166	(734,959)	130,000	(1,087,331)

LOSS FROM CONTINUING OPERATIONS	(712,751)	(5,876,233)	(312,640)	(6,631,949)

Discontinued operations:
Income (loss) from operations of discontinued operations, net of	119,664	(162,746)	(299,668)	227,314
tax (benefit) of ($226,645), $256,890, ($188,819) and $370,882, respectively
Loss from disposal	(1,027,637)	-	(1,027,637)	-

(Loss) income from discontinued operations, net of tax	(907,973)	(162,746)	(1,327,305)	227,314

CONSOLIDATED NET LOSS	(1,620,724)	(6,038,979)	(1,639,945)	(6,404,635)

Net income (loss) attributable to noncontrolling interest	44,604	(75,800)	60,060	(65,506)

NET LOSS ATTRIBUTABLE TO WPCS	$(1,665,328)	$(5,963,179)	$(1,700,005)	$(6,339,129)

Basic net (loss) income per common share attributable to WPCS:
Loss from continuing operations attributable to WPCS	$(0.11)	$(0.83)	$(0.05)	$(0.94)
(Loss) income from discontinued operations attributable to WPCS	$(0.13)	$(0.03)	$(0.19)	$0.03
Basic net loss per common share attributable to WPCS	$(0.24)	$(0.86)	$(0.24)	$(0.91)

Diluted net (loss) income per common share attributable to WPCS:
Loss from continuing operations attributable to WPCS	$(0.11)	$(0.83)	$(0.05)	$(0.94)
(Loss) income from discontinued operations attributable to WPCS	$(0.13)	$(0.03)	$(0.19)	$0.03
Diluted net loss per common share attributable to WPCS	$(0.24)	$(0.86)	$(0.24)	$(0.91)

Basic weighted average number of common shares outstanding	6,954,766	6,954,766	6,954,766	6,954,766
Diluted weighted average number of common shares outstanding	6,954,766	6,954,766	6,954,766	6,954,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Consolidated net loss	($1,620,724)	($6,038,979)	($1,639,945)	($6,404,635)
Other comprehensive income (loss) - foreign currency
translation adjustments, net of tax effects of	(140,441)	548,378	(139,625)	354,552
$11,959, $15,112, $18,878 and $22,690, respectively
Comprehensive loss	(1,761,165)	(5,490,601)	(1,779,570)	(6,050,083)

Comprehensive income (loss) attributable to noncontrolling interest	53,890	(64,066)	74,719	(47,888)
Comprehensive loss attributable to WPCS	($1,815,055)	($5,426,535)	($1,854,289)	($6,002,195)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY
SIX MONTHS ENDED OCTOBER 31, 2011
(Unaudited)

							Accumulated
							Other
							Compre-
							hensive
					Additional		Income	WPCS	Non-
	Preferred Stock		Common Stock		Paid-In	Accumulated	(loss),	Shareholders'	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	net of taxes	Equity	Interest	Equity

BALANCE, MAY 1, 2011	-	$-	6,954,766	$695	$50,433,626	$(26,595,831)	$1,564,965	$25,403,455	$1,038,428	$26,441,883

Stock-based compensation	-	-	-	-	44,320	-	-	44,320	-	44,320

Other comprehensive income (loss)	-	-	-	-	-	-	(154,284)	(154,284)	14,659	(139,625)

Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	60,060	60,060

Net loss attributable to WPCS	-	-	-	-	-	(1,700,005)	-	(1,700,005)	-	(1,700,005)

BALANCE, OCTOBER 31, 2011	-	$-	6,954,766	$695	$50,477,946	$(28,295,836)	$1,410,681	$23,593,486	$1,113,147	$24,706,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	October 31,
	2011	2010
OPERATING ACTIVITIES :
Consolidated net loss	$(1,639,945)	$(6,404,635)

Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,180,549	1,456,321
Loss from disposition of operations	1,027,637	-
Stock-based compensation	44,320	52,782
Provision for doubtful accounts	36,967	69,887
Amortization of debt issuance costs	38,004	6,425
Goodwill and intangible assets impairment	-	4,300,000
Change in the fair value of acquisition-related contingent consideration	83,628	136,645
Gain on sale of fixed assets	(18,041)	(64,275)
Deferred income taxes	(90,895)	34,088
Changes in operating assets and liabilities:
Accounts receivable	(4,366,834)	(1,274,983)
Costs and estimated earnings in excess of billings on uncompleted contracts	346,399	1,866,567
Inventory	162,277	(388,260)
Prepaid expenses and other current assets	(962,671)	(841,165)
Income taxes receivable	(18,775)	-
Prepaid taxes	41,780	(1,190,955)
Other assets	2,332	37,988
Accounts payable and accrued expenses	6,507,970	295,167
Billings in excess of costs and estimated earnings on uncompleted contracts	598,853	397,534
Deferred revenue	(117,280)	116,188
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,856,275	(1,394,681)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six Months Ended
	October 31,
	2011	2010

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	$(311,248)	$(618,874)
Proceeds from sale of operations, net of transaction costs	1,701,062	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,389,814	(618,874)

FINANCING ACTIVITIES:
(Repayments) borrowings under lines of credit	(3,500,000)	2,000,000
Borrowings (repayments) under loans payable, net	31,463	(41,835)
(Repayments) borrowings to joint venture partner, net	(404,229)	236,990
Repayments of capital lease obligations	(32,576)	(44,808)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,905,342)	2,150,347

Effect of exchange rate changes on cash	(12,808)	64,372

NET INCREASE IN CASH AND CASH EQUIVALENTS	327,939	201,164
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	4,879,106	5,584,309
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$5,207,045	$5,785,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - LIQUIDITY AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At October 31, 2011, the Company had cash and cash equivalents of $5,207,045 and working capital of $14,643,617, which consisted of current assets of $41,602,657 and current liabilities of $26,959,040. For the six months ended October 31, 2011, the Company provided or generated operating cash flow of approximately $2.9 million compared to using $1.4 million of operating cash flow for the six months ended October 31, 2010. The Company expects to meet its cash requirements through a combination of existing cash and working capital balances, internally generated cash from operations, expense management and future operating income and existing or future credit facilities. In addition, the Company is extending certain vendor payments to longer payment terms, which the Company expects to continue over the next twelve months.

To date, the Company has paid down the outstanding borrowings under the Loan Agreement with Bank of America, N.A. (BOA) to $2,365,158.  However, the Company is currently in default for its failure to repay the outstanding line of credit in full, on or before November 30, 2011. In addition, the Company did not make a forbearance payment to BOA of $75,000, which was due on November 30, 2011.  As a result of these defaults, BOA is entitled to exercise its rights and remedies pursuant to the Loan Agreement. BOA has not demanded payment on the amounts outstanding.  The Company is currently negotiating and expects to complete the terms of another forbearance amendment with BOA. While the Company and BOA have commenced discussions concerning the Loan Agreement and the events of default, there can be no assurance that the Company and BOA will come to any agreement regarding repayment, future forbearance terms, waiver and/or modification of the Loan Agreement and/or the default of the financial covenants.

The Company is seeking alternative debt financing and has conducted discussions with other senior lenders to replace the Loan Agreement. The Company may not be successful in obtaining alternative debt financing or additional financing sources may not be available on acceptable terms.  If the Loan Agreement is called and the Company is unable to obtain alternative debt financing, the Company would need to use its existing cash and cash equivalents, which may not be sufficient to satisfy its current obligations as they become due.

As described in Note 4, “Debt”, during fiscal 2011 the Company was in default of the financial covenants under the Loan Agreement with BOA due to the operating losses incurred during the previous fiscal year.  In the first quarter of fiscal 2011, the Company obtained a waiver for this non-compliance from BOA. On December 22, 2010, the Company executed the terms of a forbearance agreement with BOA (the Forbearance Agreement).  On March 28, 2011 but effective February 28, 2011, the Company entered into a first amendment (the Forbearance Amendment) of the Forbearance Agreement.

As further described in Note 9, “Discontinued Operations”, on September 1, 2011, the Company completed the sale of WPCS International-St. Louis, Inc. (St. Louis Operations) and WPCS International-Sarasota, Inc. (Sarasota Operations) to Multiband Corporation (Multiband) for $2,000,000 in cash.  The $2,000,000 in cash proceeds paid to BOA reduced the outstanding borrowings under the Loan Agreement to $3,560,977 as of September 13, 2011.

On September 27, 2011, the Company entered into a second amendment to the Forbearance Agreement (the Second Forbearance Amendment). Under the terms of the Second Forbearance Amendment, BOA agreed not to exercise its rights or remedies against the Company as a result of these events of default until the earlier of (a) November 30, 2011 or (b) an event of termination under the Forbearance Agreement. During the term of the Second Forbearance Amendment, the available funds pursuant to the Loan Agreement were limited to the lesser of (a) (i) from September 27, 2011 through and including October 20, 2011, $3,800,000, (ii) from October 21, 2011 through and including November 29, 2011, $3,500,000, and (iii) on November 30, 2011 and all times thereafter, $0, or (b) the aggregate sum of (i) through and including October 1, 2011, 70%, and then on and after October 2, 2011, 60%, of eligible accounts receivable (as defined in the Forbearance Agreement) which are not more than 90 days past original invoice date, plus (ii) 30% percent of eligible inventory (as defined in the Forbearance Agreement), provided that, at no time shall advances against eligible inventory exceed $500,000. On October 21, 2011, the Company paid $60,977 to reduce the borrowings outstanding under the Loan Agreement to $3,500,000. The per annum interest rate was amended to be the Prime Rate plus (a) 200 basis points through and including September 30, 2011, (b) 300 basis points from October 1, 2011 through and including October 31, 2011, (c) 400 basis points from November 1, 2011 through and including November 30, 2011, or (d) 500 basis points, or such higher rate as permitted by the Loan Agreement, from December 1, 2011 until the outstanding loan is repaid. As of the date of this filing, BOA has not assessed the higher rate.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On November 29, 2011, as part of the terms of the Second Forbearance Amendment, the Company agreed to sign over a tax refund from the Internal Revenue Service of $1,134,842 to BOA which was applied against the outstanding loan amount.  This payment reduced the outstanding borrowings under the Loan Agreement to $2,365,158.

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q of Article 10 of Regulation S-X and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2011 included in the Company’s Annual Report on Form 10-K.  The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of condensed consolidated financial position, results of operations and cash flows for the interim periods. Operating results for the three and six months period ended October 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2012. The amounts for the April 30, 2011 balance sheet have been extracted from the audited consolidated financial statements included in Form 10-K for the year ended April 30, 2011.

The accompanying unaudited condensed consolidated financial statements include the accounts of WPCS International Incorporated (WPCS) and its wholly and majority-owned subsidiaries, as follows, collectively referred to as “we”, “us” or the "Company".  Domestic operations include WPCS Incorporated, WPCS International – Suisun City, Inc. (Suisun City Operations), WPCS International – Lakewood, Inc. (Lakewood Operations), WPCS International – Hartford, Inc. (Hartford Operations), WPCS International – Trenton, Inc. (Trenton Operations), WPCS International – Seattle, Inc. (Seattle Operations), and WPCS International – Portland, Inc. (Portland Operations).   International operations include WPCS Asia Limited, Taian AGS Pipeline Construction Co. Ltd. (China Operations), and WPCS Australia Pty Ltd., WPCS International – Brisbane, Pty Ltd., WPCS International – Brendale, Pty Ltd., and The Pride Group (QLD) Pty Ltd. (Pride), (collectively the Australia Operations).

On September 1, 2011, the Company sold its St. Louis and Sarasota Operations.  These condensed consolidated financial statements reflect the results of the St. Louis and Sarasota Operations as discontinued operations for all periods presented.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The Company’s material financial instruments at October 31, 2011 and for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, account payable, line of credit and loans payable. The fair values of cash and cash equivalents, accounts receivable, and account payable are equal to their carrying value because of their liquidity and short-term maturity. Management believes that the fair values of the line of credit and loans payable do not differ materially from their aggregate carrying values in that substantially all the obligations bear variable interest rates that are based on market rates or interest rates that are periodically adjustable to rates that are based on market rates.

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

The Company recorded an estimated non-cash goodwill impairment charge of $26.6 million, in the fourth quarter of fiscal 2011 ended April 30, 2011.   The Company completed the second step of the goodwill impairment test in the second fiscal quarter of fiscal 2012, which included calculating an implied fair value of the goodwill of the reporting units, by allocating the fair values of substantially all of its individual assets, liabilities and identified intangible assets, as if the reporting units had been acquired in a business combination. The completion of this second step did not result in an adjustment to the goodwill impairment charge previously recorded in fiscal 2011.

Changes in goodwill consist of the following during the six months ended October 31, 2011:

	Wireless	Specialty	Electrical
	Communication	Construction	Power	Total

Beginning balance, May 1, 2011	$-	$-	$2,044,856	$2,044,856

Foreign currency translation adjustments	-	-	(69,396)	(69,396)

Ending balance, October 31, 2011	$-	$-	$1,975,460	$1,975,460

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets consist of the following at October 31, 2011 and April 30, 2011:

	Estimated useful life	October 31,	April 30,
	(years)	2011	2011

Customer list	3-9	$3,803,753	$4,638,398
Less accumulated amortization		(2,490,925)	(2,972,341)
Less accumulated customer list impairments		(642,062)	(868,777)
		$670,766	$797,280

Contract backlog	1-3	$1,040,481	$1,174,332
Less accumulated amortization		(1,038,540)	(1,168,441)
		$1,941	$5,891

Totals		$672,707	$803,171

Amortization expense of other intangible assets for the six months ended October 31, 2011 and 2010 was $116,709 and $350,724, respectively. There are no expected residual values related to these intangible assets.

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

The length of the Company’s contracts varies. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying condensed consolidated balance sheets as they will be liquidated in the normal course of contract completion, although this may require more than one year.

The Company also recognizes certain revenue from short-term contracts when equipment is delivered or the services have been provided to the customer.  For maintenance contracts, revenue is recognized ratably over the service period.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Income tax expense or benefit is the tax payable or receivable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The Company performed a review for uncertainty in income tax positions in accordance with authoritative guidance.  This review did not result in the recognition of any material unrecognized tax benefits. Management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. For the six months ended October 31, 2011 and 2010, the Company recognized no interest or penalties.  The Company's U.S. Federal, state and foreign income tax returns prior to fiscal year 2007 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

Loss Per Common Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period.  The table below presents the computation of basic and diluted net loss per common share for the three and six months ended October 31, 2011 and 2010, respectively:

Basic loss per share computation	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Numerator:

Net loss attributable to WPCS	$(1,665,328)	$(5,963,179)	$(1,700,005)	$(6,339,129)

Denominator:

Basic weighted average shares outstanding	6,954,766	6,954,766	6,954,766	6,954,766

Basic net loss per common share attributable to WPCS	$(0.24)	$(0.86)	$(0.24)	$(0.91)

Diluted loss per share computation
	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Numerator:

Net loss attributable to WPCS	$(1,665,328)	$(5,963,179)	$(1,700,005)	$(6,339,129)

Denominator:

Basic weighted average shares outstanding	6,954,766	6,954,766	6,954,766	6,954,766

Incremental shares from assumed conversion:

Conversion of stock options	-	-	-	-

Diluted weighted average shares	6,954,766	6,954,766	6,954,766	6,954,766

Diluted net loss per common share attributable to WPCS	$(0.24)	$(0.86)	$(0.24)	$(0.91)

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At October 31, 2011 and 2010, the Company had 246,936 and 300,365 outstanding stock options, respectively.  For the three and six months ended October 31, 2011 and 2010, 246,936 and 300,365 stock options were not included in the computation of diluted loss per share as a result of the net loss in each period, respectively.

Noncontrolling Interest

Noncontrolling interest for the three and six months ended October 31, 2011 and 2010 consists of the following:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Balance, beginning of period	$1,059,257	$1,189,178	$1,038,428	$1,173,000

Net income (loss) attributable to noncontrolling interest	44,604	(75,800)	60,060	(65,506)

Other comprehensive income attributable to noncontrolling interest	9,286	11,734	14,659	17,618

Balance, end of period	$1,113,147	$1,125,112	$1,113,147	$1,125,112

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

NOTE 3 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Although management believes it has established adequate procedures for estimating costs to complete open contracts, additional costs could occur on contracts prior to completion. Costs and estimated earnings on uncompleted contracts consist of the following at October 31, 2011 and April 30, 2011:

	October 31, 2011	April 30, 2011
Costs incurred on uncompleted contracts	$71,519,673	$74,468,342
Estimated contract profit	11,332,078	14,355,700
	82,851,751	88,824,042
Less: billings to date	82,169,390	86,194,147
Net excess of costs	$682,361	$2,629,895

Costs and estimated earnings in excess of billings on uncompleted contracts	$3,292,698	$4,669,012
Billings in excess of costs and estimated earnings
on uncompleted contracts	(2,610,337)	(2,039,117)
Net excess of costs	$682,361	$2,629,895

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which circumstances requiring the revisions become known. During the three and six months ended October 31, 2011, the effect of such revisions in estimated contract profits resulted in a decrease to gross profits of approximately $1,368,000 and $542,000, respectively, from that which would have been reported had the revised estimates been used as the basis of recognition for contract profits in prior years. Although management believes it has established adequate procedures for estimating costs to complete open contracts, it is at least reasonably possible that additional costs could occur on contracts prior to completion.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - DEBT

Lines of Credit

On April 10, 2010, the Company renewed the loan agreement (Loan Agreement) with BOA for three years under terms similar to the prior Loan Agreement, including the same customary covenants. The Loan Agreement provides for a revolving line of credit in an amount not to exceed $15,000,000, together with a letter of credit facility not to exceed $2,000,000. The Company and its subsidiaries also entered into security agreements with BOA, pursuant to which the Company granted a security interest to BOA in all of its domestic assets and 65% of the capital stock of the Australian Operations. The Loan Agreement contains customary covenants, including but not limited to (i) funded debt to tangible net worth and (ii) minimum interest coverage ratio. At October 31, 2011, outstanding borrowings were $3,500,000 under the Loan Agreement.

To date, the Company has paid down the outstanding borrowings under the Loan Agreement with BOA to $2,365,158.  However, the Company is currently in default for its failure to repay the outstanding line of credit in full, on or before November 30, 2011.  In addition, the Company did not make a forbearance payment to BOA of $75,000, which was due on November 30, 2011.  As a result of these defaults, BOA is entitled to exercise its rights and remedies pursuant to the Loan Agreement. BOA has not demanded payment on the amounts outstanding.  The Company is currently negotiating and expects to complete the terms of another forbearance amendment with BOA. While the Company and BOA have commenced discussions concerning the Loan Agreement and the events of default, there can be no assurance that the Company and BOA will come to any agreement regarding repayment, future forbearance terms, waiver and/or modification of the Loan Agreement and/or the default of the financial covenants.

The Company is seeking alternative debt financing and has conducted discussions with other senior lenders to replace the Loan Agreement. The Company may not be successful in obtaining alternative debt financing or additional financing sources may not be available on acceptable terms.  If the Loan Agreement is called and the Company is unable to obtain alternative debt financing, the Company would need to use its existing cash and cash equivalents, which may not be sufficient to satisfy its current obligations as they become due.

During the fiscal year ended April 30, 2011, the Company was in default of the financial covenants under the Loan Agreement due to the operating losses incurred during the previous fiscal year.  In the first quarter of fiscal 2011, the Company obtained a waiver for this non-compliance from BOA.  However, as a result of the non-compliance with the financial covenants at the completion of our second fiscal quarter of 2011, on December 22, 2010 the Company executed the terms of a Forbearance Agreement with BOA.  On March 28, 2011 but effective February 28, 2011, the Company entered into a first amendment of the forbearance agreement.  Under the terms of the Forbearance Amendment, BOA agreed not to exercise its rights or remedies against the Company as a result of these events of default until the earlier of (a) September 30, 2011 or (b) an event of termination under the Forbearance Agreement.

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

As further described in Note 9, “Discontinued Operations”, on September 1, 2011, the Company completed the sale of its St. Louis and Sarasota operations centers to Multiband for $2,000,000 in cash.  The $2,000,000 in cash proceeds paid to BOA reduced the outstanding borrowings under the Loan Agreement to $3,560,977 as of September 13, 2011.

On September 27, 2011, the Company entered into a second amendment to the Forbearance Agreement (the Second Forbearance Amendment). Under the terms of the Second Forbearance Amendment, BOA agreed not to exercise its rights or remedies against the Company as a result of these events of default until the earlier of (a) November 30, 2011 or (b) an event of termination under the Forbearance Agreement.  During the term of the Second Forbearance Amendment, the available funds pursuant to the Loan Agreement were limited to the lesser of (a) (i) from September 27, 2011 through and including October 20, 2011, $3,800,000, (ii) from October 21, 2011 through and including November 29, 2011, $3,500,000, and (iii) on November 30, 2011 and all times thereafter, $0, or (b) the aggregate sum of (i) through and including October 1, 2011, 70%, and then on and after October 2, 2011, 60%, of eligible accounts receivable (as defined in the Forbearance Agreement) which are not more than 90 days past original invoice date, plus (ii) 30% percent of eligible inventory (as defined in the Forbearance Agreement), provided that, at no time shall advances against eligible inventory exceed $500,000. On October 21, 2011, the Company paid $60,977 to reduce the borrowings outstanding under the Loan Agreement to $3,500,000. The per annum interest rate was amended to be the Prime Rate plus (a) 200 basis points through and including September 30, 2011, (b) 300 basis points from October 1, 2011 through and including October 31, 2011, (c) 400 basis points from November 1, 2011 through and including November 30, 2011, or (d) 500 basis points, or such higher rate as permitted by the Loan Agreement, from December 1, 2011 until the outstanding loan is repaid. As of the date of this filing, BOA has not assessed the higher rate.

On November 29, 2011, as part of the terms of the Second Forbearance Amendment, the Company agreed to sign over a tax refund from the Internal Revenue Service of $1,134,842 to BOA, which was applied against the outstanding loan amount.  This payment reduced the outstanding borrowings under the Loan Agreement to $2,365,158.

Due to the short-term nature of the outstanding balance, the line of credit borrowings under the Loan Agreement are classified as a current liability.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Loans Payable

The Company’s long-term debt also consists of notes issued by the Company or assumed in acquisitions related to working capital funding and the purchase of property and equipment in the ordinary course of business. At October 31, 2011, loans payable and capital lease obligations totaled $393,587 with interest rates ranging from 7.8% to 14.3%.  The Company’s management believes that the fair values of the loans payable do not differ materially from their aggregate carrying values based on stated rates not being materially different from market based rates as of October 31, 2011.

Due Joint Venture Partner

As of October 31, 2011, the China Operations had outstanding loans due the joint venture partner, Taian Gas Group (TGG), totaling $3,075,591, of which $2,359,725 matures on September 30, 2012, and bears interest at prime rate in China.  The remaining balance of $715,866 is due on demand and represents interest accrued and working capital loans from TGG to the China Operations in the normal course of business.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company leases its Trenton, New Jersey location from Voacolo Properties LLC, of which the former shareholders of the Trenton Operations are members.  For the six months ended October 31, 2011 and 2010, the rent paid for this lease was $34,800 and $34,500, respectively.

China Operations revenue earned from TGG and subsidiaries was $1,746,860 and $0 for the six months ended October 31, 2011 and 2010, respectively. China Operations accounts receivable due from TGG and subsidiaries was $775,625 and $207,509 as of October 31, 2011 and 2010, respectively.

NOTE 6 - SHAREHOLDERS’ EQUITY

Stock-Based Compensation Plans

In September 2006, the Company adopted the 2007 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2007 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  These shares were registered under Form S-8. At October 31, 2011, options to purchase 189,500 shares were outstanding at exercise prices ranging from $2.37 to $6.33. At October 31, 2011, there were 198,000 options available for grant under the 2007 Incentive Stock Plan.

In September 2005, the Company adopted the 2006 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2006 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  These shares were registered under Form S-8. Under the terms of the 2006 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant.  These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At October 31, 2011, options to purchase 6,200 shares were outstanding at exercise prices ranging from $6.33 to $12.10. At October 31, 2011, there were 322,224 options available for grant under the 2006 Incentive Stock Plan.

In March 2003, the Company established a stock option plan pursuant to which options to acquire a maximum of 416,667 shares of the Company's common stock were reserved for grant (the "2002 Plan"). These shares were registered under Form S-8. Under the terms of the 2002 Plan, the options are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At October 31, 2011, options to purchase 51,236 shares were outstanding at exercise prices ranging from $2.37 to $10.25.  At October 31, 2011, there were 222,914 shares available for grant under the 2002 Plan.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. Compensation cost is then recognized on a straight-line basis over the vesting or service period and is net of estimated forfeitures.  There were no stock options granted during the six months ended October 31, 2011. There were 83,000 stock options granted during the six months ended October 31, 2010.

The Company recorded stock-based compensation of $44,320 and $52,782 for the six months ended October 31, 2011 and 2010, respectively. At October 31, 2011, the total compensation cost related to unvested stock options granted to employees under the Company’s stock option plans but not yet recognized was $58,250 and is expected to be recognized over a weighted-average period of 10 months.

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

Shelf Registration Statement

On April 15, 2010, the Company filed a registration statement on Form S-3 using a “shelf” registration process.  Under this shelf registration process, the Company may offer up to 2,314,088 shares of its common stock, from time to time, in amounts, at prices, and terms that will be determined at the time of the offering.  Each share of the Company’s common stock automatically includes one right to purchase one one-thousandth of a share of Series D Junior Participating Preferred Stock, par value $0.0001 per share, which becomes exercisable pursuant to the terms and conditions set forth in the Rights Plan Agreement as described above.  The net proceeds from securities sold by the Company will be added to our general corporate funds and may be used for general corporate purposes.  As of October 31, 2011, no shares of the Company’s common stock have been issued under this shelf registration statement.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - SEGMENT REPORTING

The Company's reportable segments are determined and reviewed by management based upon the nature of the services, the external customers and customer industries and the sales and distribution methods used to market the products.  The Company organizes its reportable segments to correspond with its primary service lines: wireless communications, specialty construction and electrical power.  Management evaluates performance based upon income (loss) before income taxes. Corporate includes corporate salaries and external professional fees, such as accounting, legal and investor relations costs which are not allocated to the other segments.  Corporate assets primarily include cash and prepaid expenses. Segment information presented below with regard to the operating results no longer includes amounts related to the St. Louis and Sarasota Operations, which were sold September 1, 2011, and subsequently reported as discontinued operations as more fully described in Note 9.  The St. Louis and Sarasota Operations were previously reported in the specialty construction and wireless communication segments, respectively. Segment results from continuing operations for the three and six months ended October 31, 2011 and 2010 are as follows:

	For the Three Months Ended October 31, 2011					For the Three Months Ended October 31, 2010
	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total

Revenue	$-	$6,406,207	$2,443,429	$19,311,404	$28,161,040	$-	$6,695,976	$542,255	$15,962,205	$23,200,436

Depreciation and amortization	$16,128	$118,492	$185,799	$239,943	$560,362	$16,737	$139,215	$164,927	$323,525	$644,404

Income (loss) before income taxes from continuing operations	$(906,366)	$143,557	$169,100	$75,124	$(518,585)	$(1,433,678)	$360,050	$(140,856)	$(5,396,708)	$(6,611,192)

	As of and for the Six Months Ended October 31, 2011					As of and for the Six Months Ended October 31, 2010
	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total

Revenue	$-	$11,367,159	$3,730,109	$36,627,366	$51,724,634	$-	$12,093,469	$1,603,209	$32,769,633	$46,466,311

Depreciation and amortization	$32,503	$231,569	$367,798	$480,743	$1,112,613	$33,423	$280,758	$325,423	$662,146	$1,301,750

Income (loss) before income taxes from continuing operations	$(1,816,978)	$(101,849)	$242,027	$1,494,160	$(182,640)	$(2,287,196)	$350,118	$(163,896)	$(5,618,306)	$(7,719,280)

Goodwill	$-	$-	$-	$1,975,460	$1,975,460	$-	$9,138,568	$-	$16,547,444	$25,686,012

Total assets	$10,051,686	$7,366,160	$8,429,804	$26,033,628	$51,881,278	$4,714,048	$19,161,289	$6,320,159	$41,157,475	$71,352,971

Additions of property and equipment	$8,361	$352,489	$69,848	$198,694	$629,392	$11,101	$192,770	$83,137	$298,413	$585,421

As of and for the six months ended October 31, 2011 and 2010, the specialty construction segment includes approximately $3,730,000 and $1,603,000 in revenue and $895,000 and $903,000 of net assets held in China related to the Company’s 60% interest in the China Operations, respectively. As of and for the six months ended October 31, 2011 and 2010, the electrical power segment includes approximately $6,733,000 and $6,558,000 in revenue and $2,727,000 and $5,473,000 of net assets held in Australia related to the Company’s Australia Operations, respectively.

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

The following table sets forth the assets and liabilities measured at fair value on a nonrecurring basis, by input level, in the consolidated balance sheet at October 31, 2011:

Quoted Prices in
	Active Markets for	Significant Other	Significant
Balance Sheet	Identical Assets or	Observable Inputs	Unobservable	October 31, 2011	April 30, 2011
Location	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total	Total
Liabilities:
Acquisition-related
contingent consideration	$-	$-	$1,058,680	$1,058,680	$1,008,200

Following the first year contingent payment, and the recording of $83,628 of additional non-cash expense for the six months ended October 31, 2011 for the change in the fair value of the contingent consideration from the present value of the future payments of this obligation, the fair value of the acquisition-related contingent consideration was $1,058,680 as of October 31, 2011. The Level 3 measurements included an estimated discount rate of 18.02%, future revenue growth rate of 10%, earnings before interest and taxes (EBIT) margins ranging from 7.5% to 13.32%, and weighted probability of EBIT achievement ranging from 0% to 100%.

NOTE 9 - DISCONTINUED OPERATIONS

Effective September 1, 2011, the Company entered into a Securities Purchase Agreement and Amendment No. 1 to the Escrow Agreement (the Agreements) with Multiband, traded under the NASDAQ symbol MBND, for the acquisition by Multiband of the common stock of the Company’s subsidiaries comprising the St. Louis and Sarasota Operations for $2,000,000 in cash.  The $2,000,000 in proceeds was paid to BOA to reduce the outstanding borrowings under the Loan Agreement.

With the sale of these two operations on September 1, 2011, the Company is reporting the St. Louis and Sarasota financial activity as discontinued operations for all periods presented.  A summary of the operating results for the discontinued operations is as follows:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010

REVENUE	$804,783	$3,522,642	$2,660,692	$9,109,268

COSTS AND EXPENSES:
Cost of revenue	694,763	2,678,816	2,235,794	6,765,809
Selling, general and administrative expenses	201,644	672,377	845,355	1,590,649
Depreciation and amortization	15,357	77,305	67,938	154,571

	911,764	3,428,498	3,149,087	8,511,029

OPERATING (LOSS) INCOME FROM DISCONTINUED OPERATIONS	(106,981)	94,144	(488,395)	598,239

Interest expense	-	-	92	43

(Loss) income from discontinued operations before income tax provision (benefit)	(106,981)	94,144	(488,487)	598,196

Income tax provision (benefit)	(226,645)	256,890	(188,819)	370,882

Income (loss) from discontinued operations, net of tax	119,664	(162,746)	(299,668)	227,314

Loss from disposal	(1,027,637)	-	(1,027,637)	-

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	$(907,973)	$(162,746)	$(1,327,305)	$227,314

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company incurred approximately $299,000 of expenses directly associated with the sale of the St. Louis and Sarasota Operations.

There were no assets or liabilities included in the condensed consolidated balance sheet for the St. Louis and Sarasota Operations at October 31, 2011.  The major classes of assets and liabilities included in the condensed consolidated balance sheets at April 30, 2011 of the discontinued operations were as follows:

April 30,
ASSETS	2011

CURRENT ASSETS:	$2,052,945
NON CURRENT ASSETS:	1,246,998

Total assets	3,299,943

LIABILITIES AND EQUITY

CURRENT LIABILITIES:	711,188
NON CURRENT LIABILITIES:	-

Total liabilities	711,188

$2,588,755

The Agreements also provide that Multiband will use its best efforts to complete the acquisition of the outstanding common stock of the Company on terms consistent with the non-binding letter of intent dated June 1, 2011, as amended August 11, 2011.  Under the terms of the non-binding letter of intent, Multiband is offering $3.20 in cash per common share for the outstanding common stock of the Company, and the Company has provided Multiband an exclusive period until February 1, 2012 (the Exclusivity Period) in which to complete the transaction.  In exchange for the Exclusivity Period, Multiband has agreed that it will not sell any of the 709,271 shares of Company common stock it currently owns for the duration of the Exclusivity Period.  In addition, Multiband will maintain $250,000 in earnest money down payment in an escrow account in connection with completing the acquisition of the common stock of the Company.  The potential acquisition of the common stock of the Company is subject to customary due diligence, negotiation of a definitive merger agreement and financing commitment from Multiband, and other conditions, including the approval of the Company’s shareholders.

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

Business Overview and Recent Developments

We are a global provider of design-build engineering services for communications infrastructure, with over 450 employees in six (6) operation centers on three continents, following the sale of our St. Louis and Sarasota Operations on September 1, 20ll.  We sold these two operation centers to Multiband Corporation (“Multiband”) for $2,000,000 in cash and used the proceeds to reduce the amount outstanding under our loan agreement.   Accordingly, all operating results disclosed in this quarterly report only include the results from continuing operations, and exclude the results for the St. Louis and Sarasota Operations, which are presented as discontinued operations.  The St. Louis and Sarasota Operations were previously reported in the specialty construction and wireless communication segments, respectively.

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

Specialty Construction

With the development of communities and industry, pipeline services are an integral part of the infrastructure process. We have expertise in the construction and maintenance of pipelines for natural gas and petroleum transmission. This includes experience in transmission infrastructure, horizontal directional drilling and rock trenching. In addition, we offer trenching services for power lines, telecommunications and water lines. Our services are performed with minimal ground disruption and environmental impact.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Electrical Power

Electrical power transmission and distribution networks built years ago often cannot fulfill the growing technological needs of today's end users. We provide complete electrical contracting services to help commercial and industrial facilities of all types and sizes to upgrade their power systems. Our capabilities include power transmission, switchgear, underground utilities, outside plant, instrumentation and controls. We provide an integrated approach to project coordination that creates cost-effective solutions. In addition, corporations, government entities, healthcare organizations and educational institutions depend on the reliability and accuracy of voice, data and video communications. However, the potential for this new technology cannot be realized without the right electrical infrastructure to support the convergence of technology. In this regard, we create integrated building systems, including the installation of advanced structured cabling systems and electrical networks. We support the integration of renewable energy, telecommunications, life safety, security and HVAC in an environmentally safe manner and design for future growth by building in additional capacity for expansion as new capabilities are added.

For the six months ended October 31, 2011, wireless communication, specialty construction and electrical power represented approximately 22.0%, 7.2% and 70.8%, respectively, of our total revenue from continuing operations. For the six months ended October 31, 2010, wireless communication, specialty construction and electrical power represented approximately 26.0%, 3.5% and 70.5%, respectively, of our total revenue from continuing operations.

Industry Trends

We focus on markets such as public services, healthcare, energy and international which continue to show growth potential.

•
Public services.  We provide communications infrastructure for public services which include police, fire, emergency dispatch, utilities, education, military and transportation infrastructure. We believe there is an active market for communications infrastructure in the public service sector due to the high demand for public safety which includes video surveillance for crime deterrence, police communication, traffic monitoring and waste water treatment.  .

•
Healthcare.  We provide communications infrastructure for hospitals and medical centers. In the healthcare market, the aging population is resulting in demands for upgraded and additional hospital infrastructure. New construction and renovations are occurring for hospitals domestically and internationally. In addition, there is a need to reduce the cost of delivering healthcare by implementing new communications technology.  Our services include electrical power, structured cabling, security systems, life safety systems, environmental controls and communication systems.

•
Energy.  We provide communications infrastructure for petrochemical, natural gas and electric utility companies as well as renewable energy systems for various entities. The need to deliver basic energy more efficiently and to create new energy sources is driving the growth in energy construction. This creates opportunities to upgrade and deploy new communications technology and design and build renewable energy solutions.

•
International.  We provide communications infrastructure internationally for a variety of companies and government entities. China is spending on building its internal infrastructure and Australia is upgrading their infrastructure.  Both China and Australia have experienced positive GDP growth rates. Our international revenue continues to grow, representing approximately 20% of consolidated revenue for the six months ended October 31, 2011, compared to 18% of consolidated revenue for the six months ended October 31, 2010.

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year:

• In regards to our financial results in the second quarter and year-to-date for fiscal 2012, we continue to make progress in turning around our financial performance as compared to the prior fiscal year.  For the second quarter ended October 31, 2011, we generated EBITDA of approximately $371,000, compared to an EBITDA loss of approximately $1,270,000 for the three months ended October 31, 2010.   For the six months ended October 31, 2011, we generated EBITDA of approximately $1,453,000, compared to an EBITDA loss of approximately $1,613,000 for the same period in the prior year.  EBITDA is defined as earnings before interest, income taxes, loss from discontinued operations, acquisition-related contingent earn-out costs, goodwill impairment, one-time charges related to exploring strategic alternatives and depreciation and amortization.  Management uses EBITDA to assess the ongoing operating and financial performance of our Company. This financial measure is not in accordance with GAAP and may differ from non-GAAP measures used by other companies.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the second quarter ended October 31, 2011, we reported a net loss of approximately $1.7 million, which includes a loss from discontinued operations of approximately $908,000 from the divestiture of St. Louis and Sarasota, and $77,000 of one-time costs associated with our on-going strategic alternatives effort to explore the possible sale of our company. This compares to a net loss of approximately $5,963,000 for the three months ended October 31, 2010 which included $4.3 million in non-cash goodwill impairment charges.  For the six months ended October 31, 2011, we reported a net loss of approximately $1.7 million, which includes a loss from discontinued operations of approximately $1.3 million from the divestiture of St. Louis and Sarasota, and $141,000 of one-time costs associated with our on-going strategic alternatives effort to explore the possible sale of our company. This compares to a net loss of approximately $6,339,000 for the six months ended October 31, 2010 which included $4.3 million in non-cash goodwill impairment charges.

Management believes that the operating results for the six months ended October 31, 2011, as measured by the EBITDA of approximately $1.5 million, represents a significant improvement compared to an EBITDA loss of $1.6 million for the preceding six months ended October 31, 2010.  During fiscal 2011 and continuing into fiscal 2012, we have implemented management changes and cost reduction strategies to improve our future operations and reduce future operating expenses.  Although the economy has not yet fully recovered and will continue to present challenges for our business, we expect to generate continued EBITDA during fiscal year 2012 compared to generating EBITDA losses in fiscal 2011. The markets we serve in public services, healthcare, and energy continue to afford opportunities to grow our business.

Two of our most important economic indicators for measuring our future revenue producing capability and demand for our services continue to be our backlog and bid list.  For comparative purposes our backlog and bid list for prior periods only includes our continuing operations.  Our backlog of unfilled orders from continuing operations was approximately $30.2 million at October 31, 2011, compared to backlog of $39.6 million at July 31, 2011 and backlog of $34.3 million at October 31, 2010.  Although our backlog decreased sequentially, the primary reason for this decrease is the increase in earned revenue sequentially from completed projects.

Our bid list, which represents project bids under proposal for new and existing customers, was approximately $163 million at October 31, 2011, compared to approximately $127 million at July 31, 2011. We believe our bid list at October 31, 2011, represents a normal bid level and we expect our bid list to remain in a range of $125 million to $175 million.

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

• We continue to focus on expanding our international presence in China and Australia, and we believe that these markets are experiencing a favorable economic environment. In China, our focus is primarily in the specialty construction market, and in Australia it is primarily in the electrical power market. Our current international revenue annual run rate is approximately $24 million and over 20% of our total revenue.

• In regards to strategic development, our focus is on organic growth opportunities and we feel optimistic about the markets we serve and the potential for delivering shareholder value. On September 1, 2011, WPCS sold two operation centers to Multiband for $2 million in cash. In addition, WPCS extended a deadline to February 1, 2012 for Multiband to put forth a definitive merger agreement with a financing commitment for their proposed acquisition of WPCS at $3.20 per share. If Multiband puts forth a definitive agreement to acquire WPCS, along with a financing commitment, our directors will confer and announce their recommendation to our shareholders. The proposal from Multiband is part of the strategic alternatives effort that has been underway since September 2010.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended October 31, 2011 Compared to the Three Months Ended October 31, 2010

The accompanying unaudited condensed consolidated financial statements include the accounts of WPCS International Incorporated (WPCS) and its wholly and majority-owned subsidiaries, as follows, collectively referred to as “we”, “us” or the "Company".

Consolidated results for the three months ended October 31, 2011 and 2010 were as follows:

	Three Months Ended
	October 31,
	2011		2010

REVENUE	$28,161,040	100.0%	$23,200,436	100.0%

COSTS AND EXPENSES:
Cost of revenue	23,069,272	81.9%	19,321,195	83.3%
Selling, general and administrative expenses	4,797,551	17.0%	5,424,634	23.4%
Depreciation and amortization	560,362	2.0%	644,404	2.8%
Goodwill and intangible assets impairment	-	0.0%	4,300,000	18.5%
Change in fair value of acquisition-related contingent consideration	40,560	0.2%	73,593	0.3%

Total costs and expenses	28,467,745	101.1%	29,763,826	128.3%

OPERATING LOSS	(306,705)	(1.1%)	(6,563,390)	(28.3%)

OTHER EXPENSE (INCOME):
Interest expense	235,373	0.8%	62,101	0.3%
Interest income	(23,493)	(0.1%)	(14,299)	(0.1%)

Loss from continuing operations before income tax provision (benefit)	(518,585)	(1.8%)	(6,611,192)	(28.5%)

Income tax provision (benefit)	194,166	0.7%	(734,959)	(3.2%)

LOSS FROM CONTINUING OPERATIONS	(712,751)	(2.5%)	(5,876,233)	(25.3%)

Discontinued operations
Income (loss) from operations of discontinued operations, net of tax	119,664	0.4%	(162,746)	(0.7%)
Loss from disposal	(1,027,637)	(3.6%)	-	(0.0%)

Loss from discontinued operations, net of tax	(907,973)	(3.2%)	(162,746)	(0.7%)

CONSOLIDATED NET LOSS	(1,620,724)	(5.7%)	(6,038,979)	(26.0%)

Net income (loss) attributable to noncontrolling interest	44,604	0.2%	(75,800)	(0.3%)

NET LOSS ATTRIBUTABLE TO WPCS	$(1,665,328)	(5.9%)	$(5,963,179)	(25.7%)

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Revenue for the three months ended October 31, 2011 was approximately $28,161,000, as compared to approximately $23,200,000 for the three months ended October 31, 2010.  The increase in revenue for the period was attributable to organic revenue growth of approximately 21%.  For the three months ended October 31, 2011, we had one customer which comprised 12.4% of total revenue.  For the three months ended October 31, 2010, there were no customers which comprised more than 10% of total revenue.

Wireless communication segment revenue for the three months ended October 31, 2011 and 2010 was approximately $6,406,000 or 22.8% and $6,696,000 or 28.9% of total revenue, respectively. The slight decrease in revenue was due primarily to project delays on existing contracts and delays or postponements of new project bid awards from prior quarters at the state and local government level for public services projects, the revenue of which is expected to be recognized in future periods.

Specialty construction segment revenue for the three months ended October 31, 2011 and 2010 was approximately $2,444,000 or 8.7% and $542,000 or 2.3% of total revenue, respectively. The increase in revenue was attributable to organic revenue growth in this segment from project work performed by the China Operations.

Electrical power segment revenue for the three months ended October 31, 2011 and 2010 was approximately $19,311,000 or 68.5% and $15,962,000 or 68.8% of total revenue, respectively.  The increase in revenue was due primarily to organic revenue growth from the Trenton Operations.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs.  Our cost of revenue was approximately $23,069,000 or 81.9% of revenue for the three months ended October 31, 2011, compared to $19,321,000 or 83.3% for the same period of the prior year.  The dollar increase in our total cost of revenue is primarily due to the corresponding increase in revenue during the three months ended October 31, 2011.  The decrease as a percentage of revenue is primarily due to the revenue blend of project work completed during the quarter, and cost overruns that occurred in fiscal 2011 on certain projects that did not occur in fiscal 2012. This percentage decrease was offset by a cost overrun on a large project during the three months ended October 31, 2011. However, the project is near completion and all costs have been recognized.

Wireless communication segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended October 31, 2011 and 2010 was approximately $4,690,000 and 73.2% and $4,810,000 and 71.8%, respectively.  The dollar decrease in our cost of revenue is due primarily to the corresponding decrease in revenue during the three months ended October 31, 2011.  Cost of revenue as a percentage of revenue increased due to the revenue blend of the project work performed during the three months ended October 31, 2011.

Specialty construction segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended October 31, 2011 and 2010 was approximately $1,867,000 and 76.4% and $437,000 and 80.6%, respectively.  The dollar increase in our cost of revenue is due to the corresponding increase in revenue for the three months ended October 31, 2011.  The decrease as a percentage of revenue is due to the revenue blend of project work performed.

Electrical power segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended October 31, 2011 and 2010 was approximately $16,512,000 and 85.5% and $14,074,000 and 88.2%, respectively.  The dollar increase in our cost of revenue is due to the corresponding increase in revenue for the three months ended October 31, 2011.  The decrease as a percentage of revenue is due to the revenue blend of project work performed, and cost overruns that occurred in fiscal 2011 on certain projects that did not occur in fiscal 2012. This percentage decrease was offset by a cost overrun on a large project during the three months ended October 31, 2011. However, the project is near completion and all costs have been recognized.

Selling, General and Administrative Expenses

For the three months ended October 31, 2011, total selling, general and administrative expenses were approximately $4,798,000 or 17.0% of total revenue compared to $5,425,000, or 23.4% of revenue for the same period of the prior year. Included in selling, general and administrative expenses for the three months ended October 31, 2011 is $2,721,000 for salaries, commissions, payroll taxes and other employee benefits. The decrease of $279,000 in salaries and commissions compared to the prior period is due to lower salaries from cost reduction strategies as well as lower commissions and bonuses.  Professional fees were $376,000, which include accounting, legal and investor relation fees, and approximately $77,000 of incremental third party legal expenses in connection with on-going strategic alternatives.  The decrease of $334,000 in professional fees compared to the prior year is due primarily to lower strategic alternative costs and other reduced lower professional service fees for other services compared to the same period in the prior year. Insurance costs were $483,000 and rent for office facilities was $206,000.  Automobile and other travel expenses were $423,000 and telecommunication expenses were $110,000. Other selling, general and administrative expenses totaled $479,000. For the three months ended October 31, 2011, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $1,449,000, $94,000 and $2,464,000, respectively, with the balance of approximately $791,000 pertaining to corporate expenses.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended October 31, 2010, total selling, general and administrative expenses were approximately $5,425,000, or 23.4% of total revenue. Included in selling, general and administrative expenses for the three months ended October 31, 2010 is $3,000,000 for salaries, commissions, payroll taxes and other employee benefits. Professional fees were $710,000, which include accounting, legal and investor relation fees, and approximately $276,000 of incremental third party investment banking expenses in connection with pursuing strategic alternatives. Insurance costs were $491,000 and rent for office facilities was $216,000.  Automobile and other travel expenses were $347,000 and telecommunication expenses were $120,000. Other selling, general and administrative expenses totaled $265,000. For the three months ended October 31, 2010, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $1,417,000, $139,000 and $2,599,000 respectively, with the balance of approximately $1,270,000 pertaining to corporate expenses.

Depreciation and Amortization

For the three months ended October 31, 2011 and 2010, depreciation was approximately $502,000 and $485,000, respectively.  The net increase in depreciation expense is due to new fixed asset additions, offset by the retirement of older fixed assets. The amortization of customer lists and backlog for the three months ended October 31, 2011 was $58,000 as compared to $159,000 for the same period of the prior year.  The decrease in amortization expense compared to October 31, 2010, was due to the write-off of approximately $869,000 in customer lists during the fourth quarter of fiscal year 2011, resulting in lower customer list amortization in fiscal 2012. Remaining customer lists are amortized over a period of six to eight years from the date of their acquisitions. Backlog is amortized over a period of one to three years from the date of acquisition based on the expected completion period of the related contracts.

Change in Fair Value of Acquisition-Related Contingent Consideration

For the three months ended October 31, 2011 and 2010, the change in fair value of acquisition-related contingent consideration was approximately $41,000 and $74,000, respectively. The change in fair value of acquisition-related contingent consideration is due to the non-cash expense recorded for the change in the present value of future payments of acquisition-related contingent consideration related to the Pride acquisition.

Interest Expense and Interest Income

For the three months ended October 31, 2011 and 2010, interest expense was approximately $235,000 and $62,000, respectively. The increase in interest expense is due principally to additional interest accrued of $128,000 for the China Operations compared to October 31, 2010. As of October 31, 2011, there was $3,500,000 of total borrowings outstanding under the line of credit.

           For the three months ended October 31, 2011 and 2010, interest income was approximately $23,000 and $14,000, respectively.   The increase in interest earned is due primarily to the increase in interest earned in our Australia Operations as a result of increased cash balances compared to the same period in the prior year.

Income Taxes

The income tax rate related to the continuing operations for the three months ended October 31, 2011 was -37.44% as compared to the estimated annual effective income tax rate of -19.1%.  The difference is primarily due to the tax effect of discrete items booked such as the effects of state rate adjustments made to the deferred income tax asset accounts during the quarter. The estimated annual effective tax rate of -19.1% differs from the expected federal income tax rate of 34% primarily due to effects of valuation allowances for state income taxes and permanent differences relating to acquisition costs in Australia. For the three months ended October 31, 2010, the actual income tax rate was 11.3% related to continuing operations which differed from the estimated annual effective income tax rate of 31.8% primarily due to the permanent difference of impairment charge of goodwill. The effective estimated annual income tax rate of 31.8% differed from the expected federal income tax rate of 34% due primarily to the effects of valuation allowances for state income taxes offset substantially by the favorable tax effects of permanent differences.

Loss From Discontinued Operations

 As a result of the sale of the St. Louis and Sarasota Operations to Multiband on September 1, 2011, we recorded the financial results of these operations as discontinued operations, which ceased doing business during the quarter ended October 31, 2011. For the three months ended October 31, 2011, we recorded a loss from discontinued operations of approximately $908,000, compared to a loss of approximately $163,000 for the three months ended October 31, 2010.  The increase in the loss from discontinued operations is due the loss on disposal of these two operation centers on September 1, 2011, of approximately $1,028,000, and includes approximately $299,000 of expenses directly associated with the sale of the St. Louis and Sarasota Operations.

Net Loss Attributable to WPCS

The net loss attributable to WPCS was approximately $1,665,000 for the three months ended October 31, 2011, as compared to a net loss attributable to WPCS of approximately $5,963,000 for the three months ended October 31, 2010.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended October 31, 2011 Compared to the Six Months Ended October 31, 2010

Consolidated results for the six months ended October 31, 2011 and 2010 were as follows:

	Six Months Ended
	October 31,
	2011		2010

REVENUE	$51,724,634	100.0%	$46,466,311	100.0%

COSTS AND EXPENSES:
Cost of revenue	41,101,427	79.5%	37,932,177	81.6%
Selling, general and administrative expenses	9,310,362	18.0%	10,422,693	22.4%
Depreciation and amortization	1,112,613	2.2%	1,301,750	2.8%
Goodwill and intangible assets impairment	-	0.0%	4,300,000	0.0%
Change in fair value of acquisition-related contingent consideration	83,628	0.1%	136,645	0.0%

Total costs and expenses	51,608,030	99.8%	54,093,265	116.4%

OPERATING INCOME (LOSS)	116,604	0.2%	(7,626,954)	(16.4%)

OTHER EXPENSE (INCOME):
Interest expense	331,213	0.7%	116,693	0.3%
Interest income	(31,969)	(0.1%)	(24,367)	(0.1%)

Loss from continuing operations before income tax provision (benefit)	(182,640)	(0.4%)	(7,719,280)	(16.6%)

Income tax provision (benefit)	130,000	0.2%	(1,087,331)	(2.3%)

LOSS FROM CONTINUING OPERATIONS	(312,640)	(0.6%)	(6,631,949)	(14.3%)

Discontinued operations
(Loss) income from operations of discontinued operations, net of tax	(299,668)	(0.6%)	227,314	0.5%
Loss from disposal	(1,027,637)	(2.0%)	-	0.0%

(Loss) income from discontinued operations, net of tax	(1,327,305)	(2.6%)	227,314	0.5%

CONSOLIDATED NET LOSS	(1,639,945)	(3.2%)	(6,404,635)	(13.8%)

Net income (loss) attributable to noncontrolling interest	60,060	0.1%	(65,506)	(0.2%)

NET LOSS ATTRIBUTABLE TO WPCS	$(1,700,005)	(3.3%)	$(6,339,129)	(13.6%)

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Revenue for the six months ended October 31, 2011 was approximately $51,725,000, as compared to approximately $46,466,000 for the six months ended October 31, 2010.  The increase in revenue for the period was attributable to organic revenue growth of approximately 11%.  For the six months ended October 31, 2011, we had one customer which comprised 10.4% of total revenue.  For the six months ended October 31, 2010, there were no customers which comprised more than 10% of total revenue.

Wireless communication segment revenue for the six months ended October 31, 2011 and 2010 was approximately $11,367,000 or 22.0% and $12,093,000 or 26.0% of total revenue, respectively. The decrease in revenue was due primarily to project delays on existing contracts and delays or postponements of new project bid awards from prior quarters at the state and local government level for public services projects, the revenue of which is expected to be recognized in future periods.

Specialty construction segment revenue for the six months ended October 31, 2011 and 2010 was approximately $3,730,000 or 7.2% and $1,603,000 or 3.5% of total revenue, respectively. The increase in revenue was attributable to organic revenue growth in this segment from project work performed by the China Operations.

Electrical power segment revenue for the six months ended October 31, 2011 and 2010 was approximately $36,628,000 or 70.8% and $32,770,000 or 70.5% of total revenue, respectively.  The increase in revenue was due primarily to organic revenue growth from the Trenton Operations.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs.  Our cost of revenue was approximately $41,101,000 or 79.5% of revenue for the six months ended October 31, 2011, compared to $37,932,000 or 81.6% for the same period of the prior year.  The dollar increase in our total cost of revenue is primarily due to the corresponding increase in revenue for the six months ended October 31, 2011.  The decrease as a percentage of revenue is primarily due to the revenue blend of project work completed during the period, and cost overruns that occurred in fiscal 2011 on certain projects that did not occur in fiscal 2012. This percentage decrease was offset by a cost overrun on a large project during the second quarter of fiscal year 2012. However, the project is near completion and all costs have been recognized.

Wireless communication segment cost of revenue and cost of revenue as a percentage of revenue for the six months ended October 31, 2011 and 2010 was approximately $8,528,000 and 75.0% and $8,796,000 and 72.7%, respectively.  The dollar decrease in our cost of revenue is due primarily to the corresponding decrease in revenue for the six months ended October 31, 2011.  Cost of revenue as a percentage of revenue increased due to the revenue blend of the project work performed during the six months ended October 31, 2011.

Specialty construction segment cost of revenue and cost of revenue as a percentage of revenue for the six months ended October 31, 2011 and 2010 was approximately $2,840,000 and 76.1% and $1,236,000 and 77.1%, respectively.  The dollar increase in our cost of revenue is due to the corresponding increase in revenue for the six months ended October 31, 2011. The decrease as a percentage of revenue is due to the revenue blend of project work performed.

Electrical power segment cost of revenue and cost of revenue as a percentage of revenue for the six months ended October 31, 2011 and 2010 was approximately $29,733,000 and 81.2% and $27,900,000 and 85.1%, respectively. The dollar increase in our cost of revenue is due to the corresponding increase in revenue for the six months ended October 31, 2011.  The decrease as a percentage of revenue is due primarily to the revenue blend of project work performed, cost overruns that occurred in fiscal 2011 on certain projects that did not occur in fiscal 2012 and additional revenue from change orders for costs incurred in prior periods related to a certain client in our Suisun City Operations. This percentage decrease was offset by a cost overrun on a large project during the second quarter of fiscal year 2012. However, the project is near completion and all costs have been recognized.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses

For the six months ended October 31, 2011, total selling, general and administrative expenses were approximately $9,310,000 or 18.0% of total revenue compared to $10,423,000, or 22.4% of revenue for the same period of the prior year. Included in selling, general and administrative expenses for the six months ended October 31, 2011 is $5,462,000 for salaries, commissions, payroll taxes and other employee benefits. The decrease of $608,000 in salaries and commissions compared to the prior period is due to lower salaries from cost reduction strategies, as well as lower commissions and bonuses.  Professional fees were $790,000, which include accounting, legal and investor relation fees, and approximately $141,000 of incremental third party legal expenses in connection with on-going strategic alternatives.  The decrease of $317,000 in professional fees compared to the prior year is due primarily to lower strategic alternative costs and other reduced lower professional service fees for other services compared to the same period in the prior year. Insurance costs were $875,000 and rent for office facilities was $421,000.  Automobile and other travel expenses were $811,000 and telecommunication expenses were $218,000. Other selling, general and administrative expenses totaled $592,000. For the six months ended October 31, 2011, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $2,704,000, $152,000 and $4,863,000, respectively, with the balance of approximately $1,591,000 pertaining to corporate expenses.

For the six months ended October 31, 2010, total selling, general and administrative expenses were approximately $10,423,000, or 22.4% of total revenue. Included in selling, general and administrative expenses for the six months ended October 31, 2010 is $6,070,000 for salaries, commissions, payroll taxes and other employee benefits. Professional fees were $1,107,000, which include accounting, legal and investor relation fees, and approximately $276,000 of incremental third party investment banking expenses in connection with pursuing strategic alternatives. Insurance costs were $964,000 and rent for office facilities was $443,000.  Automobile and other travel expenses were $712,000 and telecommunication expenses were $253,000. Other selling, general and administrative expenses totaled $598,000. For the six months ended October 31, 2010, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $2,666,000, $205,000 and $5,402,000, respectively, with the balance of approximately $2,150,000 pertaining to corporate expenses.

Depreciation and Amortization

For the six months ended October 31, 2011 and 2010, depreciation was approximately $996,000 and $991,000, respectively.   The net increase in depreciation expense is due to new fixed asset additions, offset by the retirement of older fixed assets.  The amortization of customer lists and backlog for the six months ended October 31, 2011 was $117,000 as compared to $311,000 for the same period of the prior year.  The decrease in amortization expense compared to October 31, 2010, was due to the write-off approximately $869,000 in customer lists during the fourth quarter of fiscal year 2011, resulting in lower customer list amortization in fiscal 2012. Remaining customer lists are amortized over a period of six to eight years from the date of their acquisitions. Backlog is amortized over a period of one to three years from the date of acquisition based on the expected completion period of the related contracts.

Change in Fair Value of Acquisition-Related Contingent Consideration

For the six months ended October 31, 2011 and 2010, the change in fair value of acquisition-related contingent consideration was approximately $84,000 and $137,000, respectively. The change in fair value of acquisition-related contingent consideration is due to the non-cash expense recorded for the change in present value of future payments of acquisition-related contingent consideration related to the Pride acquisition.

Interest Expense and Interest Income

For the six months ended October 31, 2011 and 2010, interest expense was approximately $331,000 and $117,000, respectively. The increase in interest expense is due to additional interest accrued of $128,000 for the China Operations compared to October 31, 2010. As of October 31, 2011, there was $3,500,000 of total borrowings outstanding under the line of credit.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           For the six months ended October 31, 2011 and 2010, interest income was approximately $32,000 and $24,000, respectively.   The net increase in interest earned is due to the increase in interest earned in our Australia Operations as a result of increased cash balances, offset by a decrease in interest rates compared to the same period in the prior year.

Income Taxes

For the six months ended October 31, 2011, the income tax rate related to continuing operations was -71.2% as compared to the estimated annual income tax rate of -19.1%.  The difference is primarily due to the tax effect of discrete items booked such as the effects of state rate adjustments made to deferred income tax asset accounts. The estimated annual income effective tax rate differs from the expected federal income tax rate of 34.0% primarily due to the effects of valuation allowances for state income taxes as well as permanent differences relating to acquisition costs in Australia. For the six months ended October 31, 2010, the actual income tax rate related to continuing operations was 14.1% as compared to an estimated annual effective income tax rate of 31.8% due primarily to permanent differences relating to impairment of goodwill charge. This effective tax rate for the six months differed from the expected federal income tax rate of 34.0% due the effects of valuation allowance for state income taxes offset partially by the favorable income tax effects of permanent differences.

Loss From Discontinued Operations

 As a result of the sale of the St. Louis and Sarasota Operations to Multiband on September 1, 2011, we recorded the financial results of these operations as discontinued operations, which ceased doing business during the quarter ended October 31, 2011. For the six months ended October 31, 2011, we recorded a loss from discontinued operations of approximately $1,327,000, compared to income of approximately $227,000 for the six months ended October 31, 2010.  The increase in the loss from discontinued operations is due primarily to the loss on disposal of these two operation centers on September 1, 2011, of approximately $1,028,000, and includes approximately $299,000 of expenses directly associated with the sale of the St. Louis and Sarasota Operations.

Net Loss Attributable to WPCS

The net loss attributable to WPCS was approximately $1,700,000 for the six months ended October 31, 2011, compared to a net loss attributable to WPCS of approximately $6,339,000 for the six months ended October 31, 2010.

Liquidity and Capital Resources

For fiscal 2012, we expect a return to profitability as measured by our improved EBITDA as compared to fiscal 2011.  The return to profitability includes an expected increase in revenue compared to fiscal 2012 due to revenue earned to-date, additional revenue expected from increased bids, revenue enhancements as well as revenue recognition on projects that were delayed from fiscal 2011.  In addition, we have made management changes in operations, and have reduced selling, general and administrative costs through cost efficiency measures throughout the Company.  Each of these activities is expected to return us to profitability in fiscal 2012. Our ability to continue as a going concern is dependent on the success of these actions.  There can be no assurance that we will be successful in accomplishing our objectives.

At October 31, 2011, we had working capital of approximately $14,644,000, which consisted of current assets of approximately $41,603,000 and current liabilities of $26,959,000. Management believes that through a combination of internally available funds, operating expense management and future operating income, we have sufficient capital to meet our liquidity and capital resources requirements for the next twelve months.  Our cash and cash equivalents balance at October 31, 2011 of $5,207,000 included $1,912,000 of cash in our Australia Operations associated with our permanent reinvestment strategy. We do not believe that indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations. In addition, we are extending certain vendor payments to longer payment terms, which we expect to continue over the next twelve months.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating activities provided approximately $2,856,000 in cash for the six months ended October 31, 2011. The sources of cash from operating activities total approximately $9,943,000, comprised of  $2,302,000 in net non-cash charges, a $163,000 decrease in inventory, a $346,000 decrease in costs and estimated earnings in excess of billings on uncompleted contracts, a $599,000 increase in billings in excess of costs and estimated earnings on uncompleted contracts, a $6,508,000 increase in accounts payable and accrued expenses, and a $25,000 net decrease in prepaid taxes, income tax receivable and other assets. The uses of cash from operating activities total approximately $7,087,000, comprised of a net loss of $1,640,000, a $4,367,000 increase in accounts receivable, a $963,000 increase in prepaid expenses and other current assets, and an $117,000 decrease in deferred revenue. Net earnings adjusted for non-cash items provided cash of approximately $662,000 versus using cash of provided approximately $413,000 in same period of fiscal 2011.  Working capital components provided cash of approximately $2,194,000 for the six months ended October 31, 2011 versus using cash of approximately $981,000 in the same period in the prior year.

Our investing activities provided cash of approximately $1,390,000 in cash during the six months ended October 31, 2011.  Investing activities include total proceeds of $2,000,000, from the sale of the St. Louis and Sarasota Operations, which was used to partially repay amounts outstanding under our line of credit with BOA under financing activities.  The net proceeds include approximately $299,000 of direct transaction costs offset by $311,000 used for acquiring property and equipment during the six months ended October 31, 2011.

Our financing activities used cash of approximately $3,905,000 during the six months ended October 31, 2011.  Financing activities include repayments under lines of credit of $3,500,000, $2,000,000 of which came from funds received from the sale of our St. Louis and Sarasota Operations.  Additional financing activities include repayments to our joint venture partner of $404,000 in the normal course of business, new borrowings under equipment notes payable of $31,000, offset by repayments of previous loans payable and capital lease obligations of approximately $32,000.

Our capital requirements depend on numerous factors, including the market for our services, the resources we devote to developing, marketing, selling and supporting our business, the timing and extent of establishing additional markets and other factors.

Bank of America Loan Agreement and Default

  On April 10, 2010, we renewed our loan agreement (Loan Agreement) with Bank of America, N.A. (BOA), for three years under terms similar to the prior loan agreement with BOA, including the same customary covenants. The Loan Agreement provides for a revolving line of credit in an amount not to exceed $15,000,000, together with a letter of credit facility not to exceed $2,000,000. We also entered into a security agreement with BOA, pursuant to which we granted a security interest to BOA in all of our domestic assets and 65% of the capital stock of our Australia Operations. The Loan Agreement contains customary covenants, including but not limited to (i) funded debt to tangible net worth and (ii) minimum interest coverage ratio. At October 31, 2011, outstanding borrowings were $3,500,000 under the Loan Agreement.

To date, we have paid down our outstanding borrowings under the Loan Agreement with BOA to $2,365,158.  However,we are currently in default for our failure to repay the outstanding line of credit in full, on or before November 30, 2011.  In addition, we did not make a forbearance payment to BOA of $75,000, which was due on November 30, 2011.  As a result of these defaults, BOA is entitled to exercise its rights and remedies pursuant to the Loan Agreement.  BOA has not demanded payment on the amounts outstanding. We are currently negotiating and expect to complete the terms of another forbearance amendment with BOA. While we have commenced discussions with BOA concerning the Loan Agreement and the events of default, there can be no assurance that we will come to any agreement with BOA regarding repayment, future forbearance terms, waiver and/or modification of the Loan Agreement and/or the default of the financial covenants.

In the meantime, we are seeking alternative debt financing and have conducted discussions with other senior lenders to replace the Loan Agreement. We may not be successful in obtaining alternative debt financing or additional financing sources may not be available on acceptable terms.  If the Loan Agreement is called and we are unable to obtain alternative debt financing, we would need to use our existing cash and cash equivalents to repay the outstanding borrowings, which may not be sufficient to satisfy our current obligations as they become due.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During fiscal 2011, we were in default of the financial covenants under the Loan Agreement due to the operating losses incurred during the previous fiscal year.  In the first quarter of fiscal 2011, we obtained a waiver for this non-compliance from BOA.  However, as a result of the non-compliance with the financial covenants at the completion of our second fiscal quarter of 2011, on December 22, 2010 we executed the terms of a forbearance agreement with BOA (the Forbearance Agreement). On March 28, 2011 but effective February 28, 2011, we entered into a first amendment (the Forbearance Amendment) of the Forbearance Agreement.  Under the terms of the Forbearance Amendment, BOA agreed not to exercise its rights or remedies against us as a result of these events of default until the earlier of (a) September 30, 2011 or (b) an event of termination under the Forbearance Agreement.

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

On September 1, 2011, we completed the sale of the St. Louis and Sarasota Operations to Multiband for $2,000,000 in cash.  The $2,000,000 in cash proceeds was paid to BOA, to reduce the outstanding borrowings under the Loan Agreement to $3,560,977 as of September 13, 2011.

On September 27, 2011, we entered into a second amendment to the Forbearance Agreement (the Second Forbearance Amendment). Under the terms of the Second Forbearance Amendment, BOA agreed not to exercise its rights or remedies against us as a result of these events of default until the earlier of (a) November 30, 2011 or (b) an event of termination under the Forbearance Agreement.  During the term of the Second Forbearance Amendment, the available funds pursuant to the Loan Agreement were limited to the lesser of (a) (i) from September 27, 2011 through and including October 20, 2011, $3,800,000, (ii) from October 21, 2011 through and including November 29, 2011, $3,500,000, and (iii) on November 30, 2011 and all times thereafter, $0, or (b) the aggregate sum of (i) through and including October 1, 2011, 70%, and then on and after October 2, 2011, 60%, of eligible accounts receivable (as defined in the Forbearance Agreement) which are not more than 90 days past original invoice date, plus (ii) 30% percent of eligible inventory (as defined in the Forbearance Agreement), provided that, at no time shall advances against eligible inventory exceed $500,000. On October 21, 2011, we paid $60,977 to reduce the borrowings outstanding under the Loan Agreement to $3,500,000. The per annum interest rate was amended to be the Prime Rate plus (a) 200 basis points through and including September 30, 2011, (b) 300 basis points from October 1, 2011 through and including October 31, 2011, (c) 400 basis points from November 1, 2011 through and including November 30, 2011, or (d) 500 basis points, or such higher rate as permitted by the Loan Agreement, from December 1, 2011 until the outstanding loan is repaid. As of the date of this filing, BOA has not assessed the higher rate.

On November 29, 2011, as part of the terms of the Second Forbearance Amendment, we agreed to sign over a tax refund from the Internal Revenue Service of $1,134,842 to BOA, which was applied against the outstanding loan amount.  This payment reduced the outstanding borrowings under the Loan Agreement to $2,365,158.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Short-Term Commitments

 The China Operations has outstanding loans due within the next twelve months to our joint venture partner, Taian Gas Group (TGG), of approximately $3,076,000. We expect for TGG to renew any remaining unpaid loan balances in its continued support of the China Operations consistent with historical practice.

On November 4, 2009, we acquired Pride. The purchase price represents an amount up to $3,408,913 of which $1,975,429 was paid upon closing.  Additional purchase price is to be paid by us to the former Pride shareholders based upon the achievement of earnings before interest and taxes (EBIT) targets for each of the twelve month periods ending October 31, 2010 and 2011, respectively.  In fiscal 2011, we made the first contingent consideration payment of $1,022,003 (including currency exchange) to the former Pride shareholders as the Pride actual EBIT of $1,467,729  for the first twelve month period ended October 31, 2010 exceeded the EBIT target amount of $1,103,386 (the Target Amount). We will pay another $919,488 if Pride’s EBIT for the twelve month period ending October 31, 2011 equals or exceeds the Target Amount.  In the event that Pride’s EBIT is less than the Target Amount for either measurement period, such $919,488 payment will be reduced by the percentage of the shortfall between the actual EBIT and the Target Amount.  Following the first year contingent payment, and the recording of $83,628 of additional non-cash expense for the six months ended October 31, 2011 for the change in the fair value of the contingent consideration from the present value of the future payments of this obligation, the fair value of the acquisition-related contingent consideration was $1,058,680 as of October 31, 2011.

 Pride is an electrical and security services provider specializing in the commercial and government sectors and focuses on low voltage security installations, alarm systems, video surveillance and access controls.  The acquisition of Pride provides further international expansion into Australia.

Backlog

As of October 31, 2011, we had a backlog of unfilled orders of approximately $30.2 million compared to approximately $39.6 million at July 31, 2011. The decrease in backlog at October 31, 2011 compared to the previous period is due primarily to an increase in revenue recognized to approximately $28 million for the three months ended October 31, 2011 compared to revenue recognized of $23 million in the three months ended July 31, 2011. Although backlog was replenished during the three months ended October 31, 2011, it was not replenished at the same level or amount to offset the increase in revenue during the second quarter ended October 31, 2011, compared to the preceding quarter ended July 31, 2011.  We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

We recorded an estimated non-cash goodwill impairment charge of $26.6 million, in the fourth quarter of fiscal year ended April 30, 2011. We completed the second step of the goodwill impairment test in the second fiscal quarter of fiscal 2012, which included calculating an implied fair value of the goodwill of the reporting units, by allocating the fair values of substantially all of its individual assets, liabilities and identified intangible assets, as if the reporting units had been acquired in a business combination. The completion of this second step did not result in an adjustment to the goodwill impairment charge previously recorded in fiscal 2011.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of October 31, 2011. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

On or about June 30, 2011, a purported shareholder of the Company filed a derivative and putative class action lawsuit in the Court of Common Pleas of Pennsylvania, Philadelphia County against the Company and its directors, by filing a Summons and Complaint.  The case is Edwin M. McKean v. WPCS International Incorporated, et al., Civil Action No. 3085.  WPCS filed a motion to transfer this case to Chester County and consolidate into the Rapozo vs. WPCS case, which the Court granted on October 18, 2011.

ITEM 1A.                      RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      (REMOVED AND RESERVED)

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

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

WPCS INTERNATIONAL INCORPORATED

Date: December 14, 2011	By:	/s/ JOSEPH HEATER
Joseph Heater
Chief Financial Officer