Form 10-Q
period 2012-01-31
WPCS INTERNATIONAL INC
filed 2012-03-16
CIK 1086745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended January 31, 2012

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

As of March 12, 2012, there were 6,954,766 shares of registrant’s common stock outstanding.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

		Condensed consolidated balance sheets at January 31, 2012 (unaudited) and April 30, 2011	3

		Condensed consolidated statements of operations for the three and nine months ended January 31, 2012 and 2011 (unaudited)	4-5

		Condensed consolidated statements of comprehensive loss for the three and nine months ended January 31, 2012 and 2011 (unaudited)	6

		Condensed consolidated statement of equity for the nine months ended January 31, 2012 (unauited)	7

		Condensed consolidated statements of cash flows for the nine months ended January 31, 2012 and 2011 (unaudited)	8-9

		Notes to unaudited condensed consolidated financial statements	10-22

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-38

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	39

	ITEM 4.	Controls and Procedures	40

PART II.	OTHER INFORMATION

	ITEM 1	Legal Proceedings	41
	ITEM 1A	Risk Factors	41
	ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	41
	ITEM 3	Defaults Upon Senior Securities	41
	ITEM 4	Mine Safety Disclosures	41
	ITEM 5	Other Information	41
	ITEM 6	Exhibits	41

	SIGNATURES		42

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
ASSETS	2012	2011
	(Unaudited)	(Note 1)
CURRENT ASSETS:

Cash and cash equivalents	$1,746,624	$4,879,106
Accounts receivable, net of allowance of $1,507,887 and $1,662,168 at
January 31, 2012 and April 30, 2011, respectively	22,232,336	22,474,024
Costs and estimated earnings in excess of billings on uncompleted contracts	2,053,250	4,669,012
Inventory	1,229,217	1,972,905
Prepaid expenses and other current assets	1,896,727	1,413,151
Prepaid income taxes	210,024	173,700
Income taxes receivable	50,158	1,166,225
Deferred tax assets	230,400	2,621,329
Total current assets	29,648,736	39,369,452

PROPERTY AND EQUIPMENT, net	4,869,828	6,035,353

OTHER INTANGIBLE ASSETS, net	617,669	803,171

GOODWILL	1,988,186	2,044,856

DEFERRED TAX ASSETS	-	2,675,511

OTHER ASSETS	570,032	134,654

Total assets	$37,694,451	$51,062,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND EQUITY	January 31,	April 30,
	2012	2011
	(Unaudited)	(Note 1)
CURRENT LIABILITIES:

Current portion of loans payable	$153,243	$35,724
Borrowings under line of credit	3,103,830	7,000,000
Current portion of capital lease obligations	26,178	54,496
Accounts payable and accrued expenses	12,288,104	10,249,503
Billings in excess of costs and estimated earnings on uncompleted contracts	3,248,558	2,039,117
Deferred revenue	895,727	792,414
Due joint venture partner	3,094,682	3,415,641
Acquisition-related contingent consideration	-	1,008,200
Total current liabilities	22,810,322	24,595,095

Loans payable, net of current portion	249,994	10,554
Capital lease obligations, net of current portion	-	15,465
Deferred tax liabilities	148,174	-
Total liabilities	23,208,490	24,621,114

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued	-	-
Common stock - $0.0001 par value, 25,000,000 shares authorized, 6,954,766
shares issued and outstanding at January 31, 2012 and April 30, 2011	695	695
Additional paid-in capital	50,493,039	50,433,626
Accumulated deficit	(38,614,835)	(26,595,831)
Accumulated other comprehensive income on foreign currency translation, net of
tax effects of $212,125 and $185,060 at January 31, 2012 and April 30, 2011, respectively	1,451,058	1,564,965

Total WPCS equity	13,329,957	25,403,455

Noncontrolling interest	1,156,004	1,038,428

Total equity	14,485,961	26,441,883

Total liabilities and equity	$37,694,451	$51,062,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011

REVENUE	$20,492,197	$21,424,211	$72,216,831	$67,890,522

COSTS AND EXPENSES:
Cost of revenue	19,905,127	16,942,020	61,006,554	54,874,195
Selling, general and administrative expenses	5,492,699	4,888,104	14,803,061	15,310,797
Depreciation and amortization	580,323	561,944	1,692,936	1,863,694
Goodwill and intangible assets impairment	-	2,600,000	-	6,900,000
Change in fair value of acquisition-related contingent consideration	-	41,783	83,628	178,430

	25,978,149	25,033,851	77,586,179	79,127,116

OPERATING LOSS	(5,485,952)	(3,609,640)	(5,369,348)	(11,236,594)

OTHER EXPENSE (INCOME):
Interest expense	263,346	293,219	594,559	409,914
Interest income	(27,409)	(11,436)	(59,378)	(35,803)

Loss from continuing operations before income tax provision (benefit)	(5,721,889)	(3,891,423)	(5,904,529)	(11,610,705)

Income tax provision (benefit)	4,560,610	(560,141)	4,690,610	(1,647,472)

LOSS FROM CONTINUING OPERATIONS	(10,282,499)	(3,331,282)	(10,595,139)	(9,963,233)

Discontinued operations
Income (loss) from operations of discontinued operations, net of	-	10,026	(299,668)	237,340
tax of $0, ($313,948), ($188,819) and $56,934, respectively
Loss from disposal	-	-	(1,027,637)	-

Income (loss) from discontinued operations, net of tax	-	10,026	(1,327,305)	237,340

CONSOLIDATED NET LOSS	(10,282,499)	(3,321,256)	(11,922,444)	(9,725,893)

Net income attributable to noncontrolling interest	36,500	141,547	96,560	76,041

NET LOSS ATTRIBUTABLE TO WPCS	$(10,318,999)	$(3,462,803)	$(12,019,004)	$(9,801,934)

Basic and diluted net loss per common share attributable to WPCS:
Loss from continuing operations attributable to WPCS	$(1.48)	$(0.50)	$(1.54)	$(1.44)
(Loss) income from discontinued operations attributable to WPCS	-	-	$(0.19)	$0.03
Basic net loss per common share attributable to WPCS	$(1.48)	$(0.50)	$(1.73)	$(1.41)

Basic and diluted weighted average number of common shares outstanding	6,954,766	6,954,766	6,954,766	6,954,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Consolidated net loss	$(10,282,499)	$(3,321,256)	$(11,922,444)	$(9,725,893)
Other comprehensive income (loss) - foreign currency
translation adjustments, net of tax effects of
$8,187, $10,147, $27,068 and $32,837, respectively	46,730	181,611	(92,891)	536,163
Comprehensive loss	(10,235,769)	(3,139,645)	(12,015,335)	(9,189,730)

Comprehensive income attributable to noncontrolling interest	42,857	149,426	117,576	101,522
Comprehensive loss attributable to WPCS	$(10,278,626)	$(3,289,071)	$(12,132,911)	$(9,291,252)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY
NINE MONTHS ENDED JANUARY 31, 2012
(Unaudited)

							Accumulated
							Other Compre-
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	hensive Income,	WPCS Shareholders'	Non- controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	net of taxes	Equity	Interest	Equity

BALANCE, MAY 1, 2011	-	$-	6,954,766	$695	$50,433,626	$(26,595,831)	$1,564,965	$25,403,455	$1,038,428	$26,441,883

Stock-based compensation	-	-	-	-	59,413	-	-	59,413	-	59,413

Other comprehensive income (loss)	-	-	-	-	-	-	(113,907)	(113,907)	21,016	(92,891)

Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	96,560	96,560

Net loss attributable to WPCS	-	-	-	-	-	(12,019,004)	-	(12,019,004)	-	(12,019,004)

BALANCE, JANUARY 31, 2012	-	$-	6,954,766	$695	$50,493,039	$(38,614,835)	$1,451,058	$13,329,957	$1,156,004	$14,485,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	January 31,
	2012	2011
OPERATING ACTIVITIES :
Consolidated net loss	$(11,922,444)	$(9,725,893)

Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation and amortization	1,760,872	2,094,658
Loss from disposition of operations	1,027,637	-
Stock-based compensation	59,413	72,169
Provision for doubtful accounts	575,418	98,159
Amortization of debt issuance costs	-	92,319
Goodwill and intangible assets impairment	-	6,900,000
Change in the fair value of acquisition-related contingent consideration	83,628	178,430
Loss (gain) on sale of fixed assets	21,517	(69,612)
Deferred income taxes	4,465,111	(51,410)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,666,320)	2,622,567
Costs and estimated earnings in excess of billings on uncompleted contracts	1,585,824	2,463,170
Inventory	660,669	(408,992)
Prepaid expenses and other current assets	(458,182)	(1,178,988)
Income taxes receivable	1,113,802	(1,536,068)
Prepaid taxes	(78,514)	(379,751)
Other assets	172,385	23,638
Accounts payable and accrued expenses	2,906,785	(1,566,823)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,237,318	472,413
Deferred revenue	103,313	80,693
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,648,232	180,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Nine Months Ended
	January 31,
	2012	2011

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	$(387,033)	$(1,133,541)
Payment of acquisition related contingent consideration	(1,047,732)	-
Proceeds from sale of operations, net of transaction costs	1,701,062	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	266,297	(1,133,541)

FINANCING ACTIVITIES:
Debt issuance costs	(667,232)	-
Borrowings under lines of credit	3,103,830	1,064,432
Repayments under lines of credit	(7,000,000)	-
Repayments under loans payable, net	(10,176)	(56,076)
Repayments to joint venture partner, net	(411,399)	(71,058)
Repayments of capital lease obligations	(43,783)	(64,085)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(5,028,760)	873,213

Effect of exchange rate changes on cash	(18,251)	76,376

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,132,482)	(3,273)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	4,879,106	5,584,309
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,746,624	$5,581,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - LIQUIDITY AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of WPCS International Incorporated (WPCS) and its wholly and majority-owned subsidiaries, as follows, collectively referred to as “we”, “us” or the "Company".  United States-based subsidiaries include WPCS Incorporated, WPCS International – Suisun City, Inc. (Suisun City Operations), WPCS International – Lakewood, Inc. (Lakewood Operations), WPCS International – Hartford, Inc. (Hartford Operations), WPCS International – Trenton, Inc. (Trenton Operations), WPCS International – Seattle, Inc. (Seattle Operations), and WPCS International – Portland, Inc. (Portland Operations).   International operations include WPCS Asia Limited, Taian AGS Pipeline Construction Co. Ltd. (China Operations), and WPCS Australia Pty Ltd., WPCS International – Brisbane, Pty Ltd., WPCS International – Brendale, Pty Ltd., and The Pride Group (QLD) Pty Ltd. (Pride), (collectively the Australia Operations).

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At January 31, 2012, the Company had cash and cash equivalents of $1,746,624 and working capital of $6,838,414, which consisted of current assets of $29,648,736 and current liabilities of $22,810,322. For the nine months ended January 31, 2012, the Company provided or generated operating cash flow of approximately $1,648,000. The Company expects to meet its cash requirements through a combination of the new credit agreement described below, working capital balances and on-going expense management.

On January 27, 2012, WPCS and its United States-based subsidiaries Suisun City Operations, Seattle Operations, Portland Operations, Hartford Operations, Lakewood Operations, and Trenton Operations (collectively, the Subsidiaries),  entered into a loan and security agreement (the Credit Agreement) with Sovereign Bank, N.A. (Sovereign). The Credit Agreement provides for a revolving line of credit in an amount not to exceed $12,000,000. Pursuant to the Credit Agreement, the Company and these subsidiaries granted a security interest to Sovereign in all of their assets.  In addition, pursuant to a collateral pledge agreement, WPCS pledged 100% of its ownership in the domestic Subsidiaries and 65% of its ownership in WPCS Australia Pty Ltd. The Company used the initial funds provided by the loan, to repay the existing loan of $2,428,491 to Bank of America, N.A. (BOA), which loan agreement was terminated in connection with the Credit Agreement. As of January 31, 2012, the total amount available to borrow under the Credit Agreement was $6,386,015, and the total amount outstanding was $3,103,830, resulting in net availability for future borrowings of $3,282,185.

The Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default. Principal covenants include (a) Fixed Charge Coverage Ratio of not less than 1.2 to 1.0, measured as of April 30, 2012 and as of each fiscal quarter end thereafter, in each case on a trailing two (2) quarter basis; and (b) Leverage Ratio of not more than 1.75 to 1.0, measured as of each fiscal quarter end.  The Company met the Leverage Ratio covenant as of January 31, 2012.  Due to the operating loss for the quarter ended January 31, 2012, it is expected that the Company will not meet the Fixed Charge Coverage Ratio of 1.2 to 1.0, when first required to be measured for the two quarters ending April 30, 2012. Note 4, “Debt”, further describes the terms of the Credit Agreement with Sovereign.

Finally, as described in Note 6, “Shareholders’ Equity”, the Company filed a shelf registration statement on Form S-3 on April 15, 2010. Sales of the Company’s common stock may be offered in amounts and at prices and terms that the Company would determine at the time of the offering. The issuance of additional stock is considered to be another alternative to generate additional funds for corporate purposes.  The Company may not be successful in issuing additional common stock on acceptable terms or at all.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q of Article 10 of Regulation S-X and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2011 included in the Company’s Annual Report on Form 10-K.  The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of the management, considered necessary for a fair presentation of condensed consolidated financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine month periods ended January 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2012. The amounts for the April 30, 2011 balance sheet have been extracted from the audited consolidated financial statements included in Form 10-K for the year ended April 30, 2011.

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

Fair Value of Financial Instruments

The Company’s material financial instruments at January 31, 2012 and for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, accounts payable, line of credit and loans payable. The fair values of cash and cash equivalents, accounts receivable, and accounts payable are equal to their carrying values because of their liquidity and short-term maturity. Management believes that the fair values of the line of credit and loans payable do not differ materially from their aggregate carrying values in that substantially all the obligations bear variable interest rates that are based on market rates or interest rates that are periodically adjustable to rates that are based on market rates.

Goodwill and Other Intangible Assets

Goodwill represents the amount by which the purchase price of the Company's wholly-owned subsidiary Pride was in excess of the fair value of identifiable net assets as of the date of acquisition.  Other intangible assets have finite useful lives and are comprised of customer lists and backlog.

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

The Company recorded an estimated noncash goodwill impairment charge of $26.6 million, in the fourth quarter of the fiscal year ended April 30, 2011.  The Company completed the second step of the goodwill impairment test in the second fiscal quarter of fiscal 2012, which included calculating an implied fair value of the goodwill of the reporting units, by allocating the fair values of substantially all of its individual assets, liabilities and identified intangible assets, as if the reporting units had been acquired in a business combination. The completion of this second step did not result in an adjustment to the goodwill impairment charge previously recorded in fiscal 2011.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in goodwill consist of the following during the nine months ended January 31, 2012:

Beginning balance, May 1, 2011	$2,044,856

Foreign currency translation adjustment	(56,670)

Ending balance, January 31, 2012	$1,988,186

Other intangible assets consist of the following at January 31, 2012 and April 30, 2011:

	Estimated useful life	January 31,	April 30,
	(years)	2012	2011

Customer list	3-9	$3,170,612	$3,769,621
Less accumulated amortization		(2,554,408)	(2,972,341)
		616,204	797,280

Contract backlog	1-3	1,042,103	1,174,332
Less accumulated amortization		(1,040,638)	(1,168,441)
		1,465	5,891

Totals		$617,669	$803,171

Amortization expense of other intangible assets for the nine months ended January 31, 2012 and 2011 was $173,232 and $403,815, respectively. There are no expected residual values related to these intangible assets.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

On a periodic basis, the Company evaluates its ability to realize its deferred tax assets net of its deferred tax liabilities and adjusts such amounts in light of changing facts and circumstances, including but not limited to the level of past and future taxable income, and the current and future expected utilization of tax benefit carryforwards.  The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is required to reduce the net deferred tax assets to the amount that is more likely than not to be realized in future periods.  The Company considers past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. The Company’s forecast of expected future taxable income is based over such future periods that it believes can be reasonably estimated.  Based on its analysis as of January 31, 2012, the Company established a full valuation allowance of approximately $6.7 million on its U.S. federal and state deferred tax assets.  The Company will continue to evaluate the realization of its deferred tax assets and liabilities on a periodic basis, and will adjust such amounts in light of changing facts and circumstances.

The Company performed a review for uncertainty in income tax positions in accordance with authoritative guidance.  This review did not result in the recognition of any material unrecognized tax benefits. Management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. For the nine months ended January 31, 2012 and 2011, the Company recognized no interest or penalties.  The Company's U.S. Federal, state and foreign income tax returns prior to fiscal year 2007 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

Loss Per Common Share

Basic and diluted net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period.  The table below presents the computation of basic and diluted net loss per common share for the three and nine months ended January 31, 2012 and 2011, respectively:

Basic and diluted loss per share computation	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Numerator:

Net loss attributable to WPCS	$(10,318,999)	$(3,462,803)	$(12,019,004)	$(9,801,934)

Denominator:

Basic and diluted weighted average shares outstanding	6,954,766	6,954,766	6,954,766	6,954,766

Basic and diluted net loss per common share attributable to WPCS	$(1.48)	$(0.50)	$(1.73)	$(1.41)

At January 31, 2012 and 2011, the Company had 245,136 and 286,482 outstanding stock options, respectively.  For the three and nine months ended January 31, 2012 and 2011, 245,136 and 286,482 stock options were not included in the computation of diluted loss per share as a result of the net loss in each period, respectively.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Noncontrolling Interest

Noncontrolling interest for the three and nine months ended January 31, 2012 and 2011 consists of the following:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Balance, beginning of period	$1,113,147	$1,125,112	$1,038,428	$1,173,000

Net income attributable to noncontrolling interest	36,500	141,547	96,560	76,041

Other comprehensive income attributable to noncontrolling interest	6,357	7,863	21,016	25,481

Balance, end of period	$1,156,004	$1,274,522	$1,156,004	$1,274,522

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. The most significant estimates relate to the calculation of percentage-of-completion on uncompleted contracts, allowance for doubtful accounts, valuation of inventory, realization of deferred tax assets, amortization method and lives of customer lists and estimates of the fair value of reporting unit and discounted cash flows used in determining whether goodwill has been impaired. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity and requires the presentation of net income and other comprehensive income to be in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 does not change the components that are recognized in net income or other comprehensive income. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from accumulated other comprehensive income to net income while the FASB further deliberates this aspect of the standard. ASU 2011-05, as amended by ASU 2011-12, will be effective May 1, 2012, for the Company; however, early adoption is permitted. The Company currently presents a separate statement of comprehensive income, therefore the adoption of ASU 2011-12 is not expected to have a material effect on the Company’s annual consolidated financial statements.

In September 2011, the FASB issued ASU 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan (ASU 2011-09). ASU 2011-09 requires that employers provide additional annual quantitative and qualitative disclosures on multi-employer pension plans including information on the plan name, employer’s contributions to the plan, the financial health of the plan including funding status, and the nature of employer commitments to the plan.  ASU 2011-09 is effective for annual periods for fiscal years that end after December 15, 2011, with early adoption allowed. The adoption of ASU 2011-09 is not expected to have a material effect on the Company’s annual consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11 (ASU 2011-11), Disclosures about Offsetting Assets and Liabilities where entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. These disclosures assist users of financial statements in evaluating the effect or potential effect of netting arrangements on a company’s financial position. The Company is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013 (May 1, 2013 for the Company). The Company does not expect the provisions of ASU 2011-11 to have a material impact on its consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Costs and estimated earnings on uncompleted contracts consist of the following at January 31, 2012 and April 30, 2011:

	January 31, 2012	April 30, 2011
Costs incurred on uncompleted contracts	$82,116,010	$74,468,342
Provision for loss on uncompleted contracts	(1,015,465)	(948,521)
Estimated contract profit	9,719,725	15,304,221
	90,820,270	88,824,042
Less: billings to date	92,015,578	86,194,147
Total	$(1,195,308)	$2,629,895

Costs and estimated earnings in excess of billings on uncompleted contracts	$2,053,250	$4,669,012
Billings in excess of costs and estimated earnings
on uncompleted contracts	(3,248,558)	(2,039,117)
Total	$(1,195,308)	$2,629,895

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which circumstances requiring the revisions become known. During the three and nine months ended January 31, 2012, the effect of such revisions in estimated contract profits on projects currently in progress resulted in a decrease to gross profits of approximately $4,785,000 and $3,108,000, respectively, from that which would have been reported had the revised estimates been used as the basis of recognition for contract profits in prior periods.  This decrease in gross profit includes a provision of $1,015,465 for the total loss anticipated on certain long term contracts as the revisions to such estimates indicated a loss. The primary reason for the decrease in the gross profit is due to significant adjustments to expected profits on three projects in the Trenton Operations during the three months ended January 31, 2012. The estimates and related costs incurred for these three projects increased significantly this quarter while the Company continues to complete these projects. The cumulative reduction in the Trenton Operations profit on these three projects was approximately $5 million, the impact of which was recorded in the third quarter ended January 31, 2012.

During the three and nine months ended January 31, 2011, the effect of revisions in estimated contract profits on projects in progress in the previous fiscal year resulted in a decrease to gross profits of approximately $677,000 and $1,600,000, respectively, from that which would have been reported had the revised estimates been used as the basis of recognition for contract profits in these prior periods. Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional costs could occur on contracts prior to completion.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - DEBT

Lines of Credit

On January 27, 2012, WPCS and its United States-based Subsidiaries entered into the Credit Agreement with Sovereign.  The Credit Agreement provides for a revolving line of credit in an amount not to exceed $12,000,000, together with a letter of credit facility not to exceed $2,000,000. Pursuant to the Credit Agreement, the Company and these subsidiaries granted a security interest to Sovereign in all of their assets.  In addition, pursuant to a collateral pledge agreement, WPCS pledged 100% of its ownership in the domestic Subsidiaries and 65% of its ownership in WPCS Australia Pty Ltd.

Pursuant to the terms of the Credit Agreement, the Company is permitted to borrow up to $12,000,000 under the revolving credit line, under a Borrowing Base equal to the lesser of (i) $12,000,000 less the letter of credit amount, or (ii) the sum of (a) 80% of Eligible Accounts Receivable plus (b) the lesser of $750,000 or 40% of Eligible Inventory, minus (c) the letter of credit amount minus (d) such reserves, in such amounts and with respect to such matters, as Sovereign may deem reasonably proper and necessary from time to time at its own discretion.  Borrowings under the Credit Agreement may be used for general corporate purposes, for permitted acquisitions, for working capital and for related fees and expenses.  As of January 31, 2012, the total amount available to borrow under the Credit Agreement was $6,386,015 and the total amount outstanding was $3,103,830, resulting in net availability for future borrowings of $3,282,185.

The Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default. Principal covenants include (a) Fixed Charge Coverage Ratio of not less than 1.2 to 1.0, measured as of April 30, 2012 and as of each fiscal quarter end thereafter, in each case on a trailing two (2) quarter basis; and (b) Leverage Ratio of not more than 1.75 to 1.0, measured as of each fiscal quarter end.  The Company met the Leverage Ratio covenant as of January 31, 2012.  Due to the operating loss for the quarter ended January 31, 2012, it is expected that the Company will not meet the Fixed Charge Coverage Ratio of 1.2 to 1.0, when first required to be measured for the two quarters ending April 30, 2012.

The Credit Agreement will expire on January 26, 2015.  The interest rate applicable to revolving loans under the Credit Agreement is at the London Interbank Offered Rate (LIBOR) plus an interest margin initially of 2.75% (3.0228% at January 31, 2012), which interest margin could be reduced to 2.25% in the future based on the Company’s Fixed Charge Coverage Ratio on a trailing 12 month basis.  The Company paid a loan commitment fee of $60,000 and will pay a monthly unused commitment fee during the term of the Credit Agreement of 0.375%.  In addition, the Company shall pay Sovereign a collateral monitoring fee of $1,000 per month during the term of the Credit Agreement and 2.25% per annum on the face amount of each letter of credit issued by Sovereign.

The Company may prepay the loan at any time and may terminate the Credit Agreement upon 90 days prior written notice.  In the event that the Company terminates the Credit Agreement, the Company will pay Sovereign an early termination fee of 3% of the maximum credit amount if such termination occurs prior to the first anniversary or 1% of the maximum credit amount if such termination occurs after the first anniversary but prior to the expiration of the Credit Agreement.

The obligations of the Company under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, cross-defaults, bankruptcy and insolvency related defaults, defaults relating to judgments, an ERISA reportable event occurs, a change of control and a change in the Company’s financial condition that could have a material adverse effect on the Company.

The Company used the initial funds provided by the loan, in the gross amount of $2,837,668 to repay the existing loan of $2,428,491 to BOA, which loan agreement was terminated in connection with the Credit Agreement and the remaining $409,177 for fees and expenses in connection with the Credit Agreement.

The Company is required to maintain a lock-box arrangement whereby its customers are required to submit all payments on invoices to the lock-box. Sovereign controls the lock-box and all collections are used to pay down the revolver. The Company may request new advances under the revolver on a daily basis.  In addition, the Credit Agreement contains customary default provisions regarding a material adverse effect with respect to the Company’s business, assets, properties, and financial condition taken as a whole, which is commonly referred to as a subjective acceleration clause.  The combination of the lock-box arrangement and the subjective acceleration clause requires the Credit Agreement borrowings at January 31, 2012 of $3,103,830 to be classified as a current liability.

Loans Payable

The Company’s long-term debt also consists of notes issued by the Company or assumed in acquisitions related to working capital funding and the purchase of property and equipment in the ordinary course of business. At January 31, 2012, loans payable and capital lease obligations totaled $429,415 with interest rates ranging from 7.8% to 14.3%.  The Company’s management believes that the fair values of the loans payable do not differ materially from their aggregate carrying values based on stated rates not being materially different from market based rates as of January 31, 2012.

Due Joint Venture Partner

As of January 31, 2012, the China Operations had outstanding loans due the joint venture partner, Taian Gas Group (TGG), totaling $3,094,682 of which $2,359,725 matures on September 30, 2012, and bears interest at prime rate in China.  The remaining balance of $734,957 is due on demand and represents interest accrued and working capital loans from TGG to the China Operations in the normal course of business.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company leases its Trenton, New Jersey location from Voacolo Properties LLC, of which the former shareholders of the Trenton Operations are members.  For the nine months ended January 31, 2012 and 2011, the rent paid for this lease was $52,200 and $51,750, respectively.

China Operations revenue earned from TGG and subsidiaries was $2,193,044, or 39.5% of China Operations gross revenue and $477,562, or 12.7% of China Operations gross revenue for the nine months ended January 31, 2012 and 2011, respectively. China Operations accounts receivable due from TGG and subsidiaries was $1,034,839 and $397,454 as of January 31, 2012 and 2011, respectively.

NOTE 6 - SHAREHOLDERS’ EQUITY

Stock-Based Compensation Plans

In September 2006, the Company adopted the 2007 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2007 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  These shares were registered under Form S-8. At January 31, 2012, options to purchase 189,500 shares were outstanding at exercise prices ranging from $2.37 to $6.33. At January 31, 2012, there were 198,000 options available for grant under the 2007 Incentive Stock Plan.

In September 2005, the Company adopted the 2006 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2006 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  These shares were registered under Form S-8. Under the terms of the 2006 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant.  These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At January 31, 2012, options to purchase 6,200 shares were outstanding at exercise prices ranging from $6.33 to $12.10. At January 31, 2012, there were 322,224 options available for grant under the 2006 Incentive Stock Plan.

In March 2003, the Company established a stock option plan pursuant to which options to acquire a maximum of 416,667 shares of the Company's common stock were reserved for grant (the "2002 Plan"). These shares were registered under Form S-8. Under the terms of the 2002 Plan, the options are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At January 31, 2012, options to purchase 49,436 shares were outstanding at exercise prices ranging from $2.37 to $10.25.  At January 31, 2012, there were 224,714 shares available for grant under the 2002 Plan.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. Compensation cost is then recognized on a straight-line basis over the vesting or service period and is net of estimated forfeitures. There were no stock options granted during the nine months ended January 31, 2012. There were 7,000 stock options granted during the nine months ended January 31, 2011.

The Company recorded stock-based compensation of $59,413 and $72,169 for the nine months ended January 31, 2012 and 2011, respectively. At January 31, 2012, the total compensation cost related to unvested stock options granted to employees under the Company’s stock option plans but not yet recognized was $35,900 and is expected to be recognized over a weighted-average period of 9 months.

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

Shelf Registration Statement

On April 15, 2010, the Company filed a registration statement on Form S-3 using a “shelf” registration process.  Under this shelf registration process, the Company may offer up to 2,314,088 shares of its common stock, from time to time, in amounts, at prices, and terms that will be determined at the time of the offering.  Each share of the Company’s common stock automatically includes one right to purchase one one-thousandth of a share of Series D Junior Participating Preferred Stock, par value $0.0001 per share, which becomes exercisable pursuant to the terms and conditions set forth in the Rights Plan Agreement as described above.  The net proceeds from securities sold by the Company will be added to our general corporate funds and may be used for general corporate purposes.  As of January 31, 2012, no shares of the Company’s common stock have been issued under this shelf registration statement.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - SEGMENT REPORTING

The Company's reportable segments are determined and reviewed by management based upon the nature of the services, the external customers and customer industries and the sales and distribution methods used to market the products.  The Company organizes its reportable segments to correspond with its primary service lines: wireless communications, specialty construction and electrical power.  Management evaluates performance based upon income (loss) before income taxes. Corporate includes corporate salaries and external professional fees, such as accounting, legal and investor relations costs, which are not allocated to the other segments.  Corporate assets primarily include cash and prepaid expenses. Segment information presented below with regard to the operating results no longer includes amounts related to the St. Louis and Sarasota Operations, which were sold September 1, 2011, and subsequently reported as discontinued operations as more fully described in Note 9.  The St. Louis and Sarasota Operations were previously reported in the specialty construction and wireless communication segments, respectively. Segment results from continuing operations for the three and nine months ended January 31, 2012 and 2011 are as follows:

	For the Three Months Ended January 31, 2012					For the Three Months Ended January 31, 2011
	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total

Revenue	$-	$7,369,877	$1,806,619	$11,315,701	$20,492,197	$-	$6,532,334	$1,991,921	$12,899,956	$21,424,211

Depreciation and amortization	$16,537	$124,822	$203,561	$235,403	$580,323	$17,075	$121,617	$170,671	$252,581	$561,944

Income (loss) before income taxes from continuing operations	$(703,255)	$354,436	$253,874	$(5,626,944)	$(5,721,889)	$(956,136)	$(5,040)	$469,633	$(3,399,880)	$(3,891,423)

	As of and for the Nine Months Ended January 31, 2012					As of and for the Nine Months Ended January 31, 2011
	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total

Revenue	$-	$18,737,037	$5,536,727	$47,943,067	$72,216,831	$-	$18,625,802	$3,595,128	$45,669,592	$67,890,522

Depreciation and amortization	$49,040	$356,391	$571,359	$716,146	$1,692,936	$50,499	$402,375	$496,094	$914,726	$1,863,694

Income (loss) before income taxes from continuing operations	$(2,520,230)	$252,586	$495,900	$(4,132,785)	$(5,904,529)	$(3,243,327)	$345,076	$305,733	$(9,018,187)	$(11,610,705)

Goodwill	$-	$-	$-	$1,988,186	$1,988,186	$-	$9,138,568	$-	$14,048,158	$23,186,726

Total assets	$2,775,406	$7,805,315	$6,838,983	$20,274,747	$37,694,451	$6,418,547	$18,317,218	$7,606,669	$36,894,944	$69,237,378

Additions of property and equipment	$10,462	$492,253	$69,848	$258,079	$830,642	$22,694	$271,497	$306,022	$488,233	$1,088,446

As of and for the nine months ended January 31, 2012 and 2011, the specialty construction segment only contains the China Operations. As of and for the nine months ended January 31, 2012 and 2011, electrical power segment includes approximately $9,615,000 and $10,230,000 in revenue and $3,360,000 and $5,326,000 of net assets held in Australia related to the Company’s Australia Operations, respectively.

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

The following table sets forth the liabilities measured at fair value on a nonrecurring basis, by input level, in the condensed consolidated financial statements as of April 30, 2011:

Balance Sheet	April 30, 2011
Location	Total
Liabilities:
Acquisition-related
contingent consideration	$1,008,200

In connection with the acquisition of Pride on November 1, 2009, additional purchase price was to be paid by the Company to the former Pride shareholders upon the achievement of earnings before interest and taxes (EBIT) target.  This acquisition-related contingent consideration arrangement required the Company to pay the former Pride shareholders $919,488 if Pride’s EBIT for the twelve month period ended October 31, 2011 exceeded $1,103,386.  Pride achieved the contingent consideration arrangements and the Company paid contingent consideration of $1,047,732, including foreign currency exchange fluctuations, as of January 31, 2012. For the three and nine months ended January 31, 2012, $0 and $83,628, respectively of additional noncash expense was recorded for the change in the fair value of the contingent consideration from the present value of the future payments of this obligation.  The Level 3 measurements included an estimated discount rate of 18.02%, future revenue growth rate of 10%, earnings before interest and taxes (EBIT) margins ranging from 7.5% to 13.32%, and weighted probability of EBIT achievement ranging from 0% to 100%.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - DISCONTINUED OPERATIONS

Effective September 1, 2011, the Company entered into a Securities Purchase Agreement and Amendment No. 1 to the Escrow Agreement (the Agreements) with Multiband Corporation (Multiband) traded under the NASDAQ symbol MBND, for the acquisition by Multiband of the common stock of the Company’s subsidiaries comprising the St. Louis and Sarasota Operations for $2,000,000 in cash.  The $2,000,000 in proceeds was used to reduce the outstanding borrowings under the previous loan agreement with BOA.

With the sale of these two operations on September 1, 2011, the Company is reporting the St. Louis and Sarasota financial activity as discontinued operations for all periods presented.  A summary of the operating results for the discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011

REVENUE	$-	$2,010,518	$2,660,692	$11,119,786

COSTS AND EXPENSES:
Cost of revenue	-	1,482,180	2,235,794	8,247,989
Selling, general and administrative expenses	-	755,812	845,355	2,346,462
Depreciation and amortization	-	76,393	67,938	230,964

	-	2,314,385	3,149,087	10,825,415

OPERATING (LOSS) INCOME FROM DISCONTINUED OPERATIONS	-	(303,867)	(488,395)	294,371

Interest expense	-	55	92	98

(Loss) income from discontinued operations before income tax provision (benefit)	-	(303,922)	(488,487)	294,273

Income tax provision (benefit)	-	(313,948)	(188,819)	56,933

Income (loss) from discontinued operations, net of tax	-	10,026	(299,668)	237,340

Loss from disposal	-	-	(1,027,637)	-

TOTAL INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$-	$10,026	$(1,327,305)	$237,340

The Company incurred approximately $299,000 of expenses directly associated with the sale of the St. Louis and Sarasota Operations.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were no assets or liabilities included in the condensed consolidated balance sheet for the St. Louis and Sarasota Operations at January 31, 2012.  The major classes of assets and liabilities included in the condensed consolidated balance sheets at April 30, 2011 of the discontinued operations were as follows:

April 30,
ASSETS	2011

CURRENT ASSETS:	$2,052,945
NON CURRENT ASSETS:	1,246,998

Total assets	3,299,943

LIABILITIES AND EQUITY

CURRENT LIABILITIES:	711,188
NON CURRENT LIABILITIES:	-

Total liabilities	711,188

$2,588,755

The Agreements also provided that Multiband would use its best efforts to complete the acquisition of the outstanding common stock of the Company on terms consistent with the non-binding letter of intent dated June 1, 2011, as amended August 11, 2011.  Under the terms of the non-binding letter of intent, Multiband was offering $3.20 in cash per common share for the outstanding common stock of the Company, and the Company provided Multiband an exclusive period until February 1, 2012 (the Exclusivity Period) in which to complete the transaction.  In exchange for the Exclusivity Period, Multiband agreed that it would not sell any of the 709,271 shares of Company common stock then owned for the duration of the Exclusivity Period. On January 31, 2012, the Company received notification from Multiband that it was terminating the acquisition of the outstanding stock of the Company.  In connection with the termination of the acquisition, the Company received a break-up fee of $250,000, which was recorded as an offset against strategic alternatives professional fees incurred.

NOTE 10 – LEGAL PROCEEDINGS

On or about June 22, 2011, a purported shareholder of the Company filed a derivative and putative class action lawsuit in the Court of Common Pleas of Pennsylvania, Chester County against the Company and its directors, by filing a Summons and Complaint.  The case is Ralph Rapozo v. WPCS International Incorporated, et al., Docket No. 11-06837.  In this action, the plaintiff seeks to enjoin the proposed transaction in which Multiband would acquire all of the outstanding shares of the Company.  The plaintiff alleges, among other things, that the consideration to be paid for such acquisition by Multiband is inadequate, and that the individual board members failed to engage in an honest and fair sales process for the Company and failed to disclose material information for the purposes of advancing their own interests over those of the Company and its shareholders.  To that end, the plaintiff asserts a claim for breach of fiduciary duty against the Company’s board of directors.  In the event that the proposed transaction is consummated, the plaintiff seeks money damages.  The plaintiff also asserts a claim against the Company and Multiband for aiding and abetting breach of fiduciary duty for which he seeks unspecified money damages.  WPCS’ time to answer or move with respect to the Complaint has not yet expired.  The Company and its directors deny the material allegations of this complaint and intend to vigorously defend this action if necessary; however, as Multiband has announced that it is no longer pursuing the acquisition of WPCS, the Company anticipates that the lawsuit will be dismissed.

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

Business Overview and Recent Developments

We are a global provider of design-build engineering services for communications infrastructure, with over 450 employees in seven (7) operation centers on three continents.  On September 1, 2011, we sold the St. Louis and Sarasota Operations to Multiband Corporation (Multiband) for $2,000,000 in cash and used the proceeds to reduce the amount outstanding under a then-existing loan agreement.  Accordingly, all operating results disclosed in this quarterly report only include the results from continuing operations, and exclude the results for the St. Louis and Sarasota Operations, which are presented as discontinued operations.  The St. Louis and Sarasota Operations were previously reported in the specialty construction and wireless communication segments, respectively.  Recently, we have also combined the management and operations of the Seattle and Portland Operations for efficiency, resulting in the seven operations worldwide.

On January 31, 2012, we announced that we and Multiband ended discussions regarding a merger and that we received a break-up fee of $250,000.  As a result, we ended our strategic alternatives initiative and remain focused on building our operations.  We provide our engineering capabilities including wireless communication, specialty construction and electrical power to a diversified customer base in the public services, healthcare, energy and corporate enterprise markets worldwide.

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

For the nine months ended January 31, 2012, wireless communication, specialty construction and electrical power represented approximately 25.9%, 7.7% and 66.4%, respectively, of our total revenue from continuing operations. For the nine months ended January 31, 2011, wireless communication, specialty construction and electrical power represented approximately 27.4%, 5.3% and 67.3%, respectively, of our total revenue from continuing operations.

Industry Trends

We focus on markets such as public services, healthcare, energy and international, which continue to show growth potential.

●
Public services.  We provide communications infrastructure for public services, which include police, fire, emergency dispatch, utilities, education, military and transportation infrastructure. We believe there is an active market for communications infrastructure in the public service sector due to the high demand for public safety, which includes video surveillance for crime deterrence, police communication, traffic monitoring and waste water treatment.

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

●
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

●
International.  We provide communications infrastructure internationally for a variety of companies and government entities. China is spending on building its internal infrastructure and Australia is upgrading their infrastructure.  Both China and Australia have experienced positive GDP growth rates. Our international revenue continues to grow, representing approximately 21% of consolidated revenue for the nine months ended January 31, 2012, compared to 20% of consolidated revenue for the nine months ended January 31, 2011.

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year.

              In regards to our financial results year-to-date for the three and nine months ended January 31, 2012, we continue to make progress in turning around our financial performance for six of our seven operations centers as compared to the prior fiscal year. Excluding our Trenton Operations, the remaining operations have generated approximately $322,000 in EBITDA for the three months ended January 31, 2012, compared to $205,000 for the same period in the prior year.  For the nine months ended January 31, 2012, excluding the Trenton Operations, the remaining operations centers generated EBITDA of approximately $3.0 million, compared to an EBITDA loss of $55,000 for the same period in the prior year.  EBITDA is defined as earnings before interest, income taxes including noncash charges for deferred tax asset valuation allowances, loss from discontinued operations, acquisition-related contingent earn-out costs, goodwill impairment, one-time charges related to exploring strategic alternatives and depreciation and amortization.  Management uses EBITDA to assess the ongoing operating and financial performance of our company. This financial measure is not in accordance with GAAP and may differ from non-GAAP measures used by other companies.

However, our Trenton Operations experienced significant adjustments to expected profits on three projects this quarter, which have significantly impacted our consolidated financial results for the three and nine months ended January 31, 2012.  Cost estimates are reviewed regularly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments are made cumulative to the date of the revision.  The cost estimates and related costs incurred for these three projects increased significantly during the quarter ended January 31, 2012, while we continue to complete these projects.  In particular, the most significant of these projects is an electrical project that was awarded to the Trenton Operations with a contract value of approximately $14.4 million.  It is now estimated that the total cost of this project is approximately $16.0 million.  The cumulative reduction in the Trenton Operations profit on this project was approximately $4 million, and the cumulative reduction on the other two projects totaled approximately $1 million, for an aggregate reduction of $5 million on these three projects, which reduction was recorded in the third quarter ended January 31, 2012.   As a result, the Trenton Operations generated EBITDA losses of approximately $4.7 million and $4.5 million for the three and nine months ended January 31, 2012, respectively, and is expected to be unprofitable for the fiscal year ending April 30, 2012.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              As a result of the losses recorded for the Trenton Operations and including our corporate operating expenses, we generated a consolidated EBITDA loss of approximately $5.1 million for the three months ended January 31, 2012, compared to an EBITDA loss of $201,000 for the same period in the prior year.  For the nine months ended January 31, 2012, we reported a consolidated EBITDA loss of approximately $3.7 million compared to an EBITDA loss of $1.8 million for the same period in the prior year.

              As a result of the adverse financial performance of the Trenton Operations for the third quarter ended January 31, 2012, we reported a net quarterly loss of approximately $10.3 million, which includes a non cash charge of $6.7 million related to valuation allowances recorded for deferred tax assets. As a result of the significant losses incurred by our Trenton Operations for the three months ended January 31, 2012, we re-evaluated our ability to realize our deferred tax assets in light of the change in our current financial performance and as result, established a full valuation allowance on our U.S. federal and state deferred tax assets. The net loss for the current period loss compares to a net loss of approximately $3.5 million for the three months ended January 31, 2011, which included $2.6 million in noncash goodwill impairment charges and $205,000 of one-time costs associated with our strategic alternatives effort. For the nine months ended January 31, 2012, we reported a net loss of approximately $12.0 million, which includes a $6.7 million deferred tax asset valuation allowance and a loss from discontinued operations of approximately $1.3 million from the divestiture of St. Louis and Sarasota. This compares to a net loss of approximately $9.8 million for the nine months ended January 31, 2011, which included $6.9 million in noncash goodwill impairment charges and $481,000 of one-time strategic alternatives costs.

            We expect to generate a consolidated EBITDA profit for fourth fiscal quarter ending April 30, 2012.  During fiscal 2011 and fiscal 2012, we believe that we have implemented management changes, we are improving estimating and project management procedures, and we have employed cost reduction strategies, which have improved the EBITDA performance in six of our seven operations centers in fiscal 2012.  This EBITDA improvement includes the turnaround of our Suisun City Operations, which experienced profit fades on projects in the prior fiscal year.  In our Suisun City Operations, we hired experienced leadership, especially in the project management and estimating roles, which we believe has significantly helped this operation return to EBITDA profitability during fiscal 2012. Likewise, in Trenton we are implementing similar strategies, which management believes will lead to a turnaround in this operation so that all operation centers are performing profitably in fiscal 2013, which begins on May 1, 2012.

            Again, although the economy has not yet fully recovered and will continue to present challenges for our business, we expect to generate an EBITDA profit in our fourth fiscal quarter for the three months ending April 30, 2012. The markets we serve in public services, healthcare, and energy continue to afford opportunities to grow our business. Two of our most important economic indicators for measuring our future revenue producing capability and demand for our services continue to be our backlog and bid list.  For comparative purposes, our backlog and bid list for prior periods only includes our continuing operations.  Our backlog of unfilled orders from continuing operations was approximately $27.5 million at January 31, 2012, compared to backlog of $30.2 million at October 31, 2011 and backlog of $30.7 million at January 31, 2011.

           Our bid list, which represents project bids under proposal for new and existing customers, was approximately $192 million at January 31, 2012, compared to approximately $163 million at October 31, 2011.  Our goal is to convert more of these bids into contract awards and increase our backlog in the quarters ahead.

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

          In regards to strategic development, our focus is on organic growth opportunities and we feel optimistic about the markets we serve as evidenced by our new contract awards and customers continuing to seek bids from us, due to our experience in these markets. On January 31, 2012, we received notification from Multiband that it was terminating discussions regarding its acquisition of our company.  We received a $250,000 break-up fee related to the termination of the acquisition. This notification concludes the strategic alternatives effort that began in September 2010, and the related costs associated with this endeavor.

           On January 27, 2012, WPCS and its United States-based subsidiaries, entered into a new Credit Agreement with Sovereign Bank, N.A. (Sovereign). The Credit Agreement provides for a revolving line of credit in an amount not to exceed $12,000,000, together with a letter of credit facility not to exceed $2,000,000. We used the initial funds provided by the loan to repay the existing loan to Bank of America, N.A (BOA).  In addition, we believe that we continue to maintain a healthy balance sheet with approximately $6.8 million in working capital.  We expect to use our working capital and the Credit Agreement with Sovereign to meet our cash requirements and fund future growth.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended January 31, 2012 compared to the Three Months Ended January 31, 2011

The accompanying unaudited condensed consolidated financial statements include the accounts of WPCS International Incorporated (WPCS) and its wholly and majority-owned subsidiaries, collectively referred to as “we”, “us” or the "Company".

Consolidated results for the three months ended January 31, 2012 and 2011 were as follows:

	Three Months Ended
	January 31,
	2012		2011

REVENUE	$20,492,197	100.0%	$21,424,211	100.0%

COSTS AND EXPENSES:
Cost of revenue	19,905,127	97.2%	16,942,020	79.1%
Selling, general and administrative expenses	5,492,699	26.8%	4,888,104	22.8%
Depreciation and amortization	580,323	2.8%	561,944	2.6%
Goodwill and intangible assets impairment	-	-	2,600,000	12.1%
Change in fair value of acquisition-related contingent consideration	-	-	41,783	0.2%

Total costs and expenses	25,978,149	126.8%	25,033,851	116.8%

OPERATING LOSS	(5,485,952)	(26.8%)	(3,609,640)	(16.8%)

OTHER EXPENSE (INCOME):
Interest expense	263,346	1.2%	293,219	1.4%
Interest income	(27,409)	(0.1%)	(11,436)	(0.1%)

Loss from continuing operations before income tax provision (benefit)	(5,721,889)	(27.9%)	(3,891,423)	(18.1%)

Income tax provision (benefit)	4,560,610	22.3%	(560,141)	(2.6%)

LOSS FROM CONTINUING OPERATIONS	(10,282,499)	(50.2%)	(3,331,282)	(15.5%)

Discontinued operations
Income from operations of discontinued operations, net of tax	-	-	10,026	-

Income from discontinued operations, net of tax	-	-	10,026	-

CONSOLIDATED NET LOSS	(10,282,499)	(50.2%)	(3,321,256)	(15.5%)

Net income attributable to noncontrolling interest	36,500	0.2%	141,547	0.7%

NET LOSS ATTRIBUTABLE TO WPCS	$(10,318,999)	(50.4%)	$(3,462,803)	(16.2%)

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Revenue for the three months ended January 31, 2012 was approximately $20,492,000, as compared to approximately $21,424,000 for the three months ended January 31, 2011. The decrease in revenue for the period was primarily attributable to the significant increase to the cost estimates on the three projects in our Trenton Operations.  We recorded the cumulative reduction in revenue for these projects of approximately $3.2 million in the third quarter ended January 31, 2012. In addition, we continue to experience project delays on existing contracts and new project bid awards.  Excluding the effects of the decrease in revenue for the three projects in the Trenton Operations, revenue growth in the remaining operations was approximately 10.5% for the three months ended January 31, 2012.  For the three months ended January 31, 2012 and 2011, there were no customers that comprised more than 10% of total revenue.

Wireless communication segment revenue for the three months ended January 31, 2012 and 2011 was approximately $7,370,000 or 36.0% and $6,532,000 or 30.5% of total revenue, respectively. The increase in revenue was due to revenue growth in this segment of approximately 12.8%, due to increased contract revenue from public safety projects as compared to the same period in the prior year.

Specialty construction segment revenue for the three months ended January 31, 2012 and 2011 was approximately $1,806,000 or 8.8% and $1,992,000 or 9.3% of total revenue, respectively. The decrease in revenue was attributable to project delays on existing contracts.

Electrical power segment revenue for the three months ended January 31, 2012 and 2011 was approximately $11,316,000 or 55.2% and $12,900,000 or 60.2% of total revenue, respectively.  The decrease in revenue for the period was primarily attributable to the significant increase to the cost estimates on three projects in our Trenton Operations.  We recorded the cumulative reduction in revenue for these projects of approximately $3.2 million in the third quarter ended January 31, 2012. In addition, we continue to experience project delays on existing contracts and delays in new project bid awards.  Excluding the effects of the decrease in revenue for the three projects in the Trenton Operations, revenue growth in the remaining electrical power segment was approximately 12.8% for the three months ended January 31, 2012.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs. Our cost of revenue was approximately $19,905,000 or 97.2% of revenue for the three months ended January 31, 2012, compared to $16,942,000 or 79.1% for the same period of the prior year.  The dollar and percentage of revenue increases in our total cost of revenue is primarily due to increases in cost estimates and related costs incurred on three large projects in our Trenton Operations during the three months ended January 31, 2012. Cost estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments are made cumulative to the date of the revision.  The cost estimates for these projects were increased significantly this quarter while we continue to complete these projects, resulting in recording an additional $2 million in costs on these projects, which includes the accrual of losses on two of the projects.  Excluding the effects of the increase in cost due to the three projects in the Trenton Operations, the cost of revenue was approximately 75.5% for the three months ended January 31, 2012, which we believe is more indicative of current and future cost of revenue as a percentage of revenue.  Cost of revenue is expected to vary each quarter based on our mix of project revenue.

Wireless communication segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended January 31, 2012 and 2011 was approximately $5,195,000 and 70.5% and $4,837,000 and 74.1%, respectively.  The dollar increase in our cost of revenue is due primarily to the corresponding increase in revenue during the three months ended January 31, 2012.  Cost of revenue as a percentage of revenue decreased due to the revenue blend of the project work performed during the three months ended January 31, 2012.

Specialty construction segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended January 31, 2012 and 2011 was approximately $837,000 and 46.4% and $1,111,000 and 55.8%, respectively. The dollar decrease in our cost of revenue is due to the corresponding decrease in revenue for the three months ended January 31, 2012.  The decrease as a percentage of revenue is due to the revenue blend of project work performed.

Electrical power segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended January 31, 2012 and 2011 was approximately $13,873,000 and 122.6% and $10,994,000 and 85.2%, respectively.  The dollar and percentage of revenue increases in our total cost of revenue is primarily due to increases in cost estimates and related costs incurred on three large projects in our Trenton Operations described above. Excluding the effects of the increase in cost due to the three projects in the Trenton Operations, the cost of revenue was approximately 81.7% for the three months ended January 31, 2012.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses

For the three months ended January 31, 2012, total selling, general and administrative expenses were approximately $5,493,000 or 26.8% of total revenue compared to $4,888,000, or 22.8% of revenue for the same period of the prior year. Included in selling, general and administrative expenses for the three months ended January 31, 2012 was $3,101,000 for salaries, commissions, payroll taxes and other employee benefits. The increase of $202,000 in salaries and commissions compared to the prior period is due to higher union dues and commissions.  Net professional fees were $111,000, which include on-going accounting, legal and investor relation fees of $310,000, $51,000 of incremental third party investment banking and legal expenses related to the recently terminated strategic alternatives effort, offset by a $250,000 break-up fee paid by Multiband regarding the termination of the acquisition of our company.  Insurance costs were $490,000 and rent for office facilities was $216,000.  Automobile and other travel expenses were $426,000 and telecommunication expenses were $108,000. Other selling, general and administrative expenses totaled $1,041,000, with the increase in the costs in this category due primarily to a $538,000 increase in the provision for bad debt expense related to our China and Australia Operations compared to the prior period. The provision for bad debt expense was increased for these two operations due to additional accounts deemed uncollectible during the three months ended January 31, 2012. For the three months ended January 31, 2012, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $2,804,000, $459,000 and $1,687,000, respectively, with the balance of approximately $543,000 pertaining to corporate expenses.

For the three months ended January 31, 2011, total selling, general and administrative expenses were approximately $4,888,000, or 22.8% of total revenue. Included in selling, general and administrative expenses for the three months ended January 31, 2011 was $2,899,000 for salaries, commissions, payroll taxes and other employee benefits. Professional fees were $369,000, which include accounting, legal and investor relation fees, and approximately $276,000 of incremental third party investment banking expenses in connection with pursuing strategic alternatives. Insurance costs were $505,000 and rent for office facilities was $217,000.  Automobile and other travel expenses were $314,000 and telecommunication expenses were $111,000. Other selling, general and administrative expenses totaled $473,000. For the three months ended January 31, 2011, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $1,578,000, $100,000 and $2,420,000 respectively, with the balance of approximately $790,000 pertaining to corporate expenses.

Depreciation and Amortization

For the three months ended January 31, 2012 and 2011, depreciation was approximately $524,000 and $469,000, respectively. The net increase in depreciation expense is due to new fixed asset additions, offset by the retirement of older fixed assets. The amortization of customer lists and backlog for the three months ended January 31, 2012 was $56,000 as compared to $93,000 for the same period of the prior year. The decrease in amortization expense compared to January 31, 2011, was due to the write-off of approximately $869,000 in customer lists during the fourth quarter of fiscal year 2011, resulting in lower customer list amortization in fiscal 2012. Remaining customer lists are amortized over a period of six to eight years from the date of their acquisitions. Backlog is amortized over a period of one to three years from the date of acquisition based on the expected completion period of the related contracts.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Change in Fair Value of Acquisition-Related Contingent Consideration

For the three months ended January 31, 2012 and 2011, the change in fair value of acquisition-related contingent consideration was approximately $0 and $42,000, respectively. In connection with the acquisition of Pride on November 1, 2009, we were to pay additional purchase price to the former Pride shareholders upon the achievement of earnings before interest and taxes (EBIT) target.  We were required to pay acquisition-related contingent consideration arrangement to the former Pride shareholders of $919,488, if Pride’s EBIT for the twelve month period ended October 31, 2011 exceeded $1,103,386. Pride achieved the contingent consideration target and we paid the contingent consideration of $1,047,732, including foreign currency exchange fluctuations, as of January 31, 2012. There was no additional expense recorded for the change in fair value of acquisition-related contingent consideration for the three months ended January 31, 2012 due to the settlement of the contingent consideration arrangement.

Interest Expense and Interest Income

For the three months ended January 31, 2012 and 2011, interest expense was approximately $263,000 and $293,000, respectively. The decrease in interest expense is due principally to a $94,000 of additional interest expense recorded in the China Operations in the three months ended January 31, 2011, offset by the write-off of remaining deferred finance costs associated with the former line of credit with BOA during the three months ended January 31, 2012.

           For the three months ended January 31, 2012 and 2011, interest income was approximately $27,000 and $11,000, respectively.   The increase in interest earned is due primarily to the increase in interest earned in our Australia Operations as a result of increased cash balances compared to the same period in the prior year.

Income Taxes

The income tax rate related to the continuing operations for the three months ended January 31, 2012 was -79.7% as compared to the estimated annual effective income tax rate of -0.73%. The difference is primarily due to the tax effect of discrete items such as recording a full valuation allowance against the net deferred U.S. Federal and state deferred tax assets of approximately $6.7 million for the three months ended January 31, 2012. The impact of recording the valuation allowance against the net deferred tax assets was an increase in our effective tax rate of approximately 80.73% for the three months ended January 31, 2012.  For the three months ended January 31, 2011, the actual income tax rate was 14.39% related to continuing operations, which differed from the estimated annual effective income tax rate of 31.8% primarily due to the permanent difference resulting from the impairment of goodwill. The effective estimated annual income tax rate of 31.8% differed from the expected federal income tax rate of 34% due primarily to the effects of valuation allowances for state income taxes offset substantially by the favorable tax effects of permanent differences.

Net Loss Attributable to WPCS

The net loss attributable to WPCS was approximately $10,319,000 for the three months ended January 31, 2012, as compared to a net loss attributable to WPCS of approximately $3,463,000 for the three months ended January 31, 2011. The increase in the net loss attributable to WPCS was primarily due to the additional tax expenses related to the valuation allowance on deferred tax assets described above.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended January 31, 2012 compared to the Nine Months Ended January 31, 2011

Consolidated results for the nine months ended January 31, 2012 and 2011 were as follows:

	Nine Months Ended
	January 31,
	2012		2011

REVENUE	$72,216,831	100.0%	$67,890,522	100.0%

COSTS AND EXPENSES:
Cost of revenue	61,006,554	84.5%	54,874,195	80.8%
Selling, general and administrative expenses	14,803,061	20.5%	15,310,797	22.6%
Depreciation and amortization	1,692,936	2.3%	1,863,694	2.7%
Goodwill and intangible assets impairment	-	-	6,900,000	10.2%
Change in fair value of acquisition-related contingent consideration	83,628	0.1%	178,430	0.3%

Total costs and expenses	77,586,179	107.4%	79,127,116	116.6%

OPERATING LOSS	(5,369,348)	(7.4%)	(11,236,594)	(16.6%)

OTHER EXPENSE (INCOME):
Interest expense	594,559	0.9%	409,914	0.6%
Interest income	(59,378)	(0.1%)	(35,803)	(0.1%)

Loss from continuing operations before income tax provision (benefit)	(5,904,529)	(8.2%)	(11,610,705)	(17.1%)

Income tax provision (benefit)	4,690,610	6.5%	(1,647,472)	(2.4%)

LOSS FROM CONTINUING OPERATIONS	(10,595,139)	(14.7%)	(9,963,233)	(14.7%)

Discontinued operations
(Loss) income from operations of discontinued operations, net of tax	(299,668)	(0.4%)	237,340	0.3%
Loss from disposal	(1,027,637)	(1.4%)	-	-

(Loss) income from discontinued operations, net of tax	(1,327,305)	(1.8%)	237,340	0.3%

CONSOLIDATED NET LOSS	(11,922,444)	(16.5%)	(9,725,893)	(14.4%)

Net income attributable to noncontrolling interest	96,560	0.1%	76,041	0.1%

NET LOSS ATTRIBUTABLE TO WPCS	$(12,019,004)	(16.6%)	$(9,801,934)	(14.5%)

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Revenue for the nine months ended January 31, 2012 was approximately $72,217,000, as compared to approximately $67,891,000 for the nine months ended January 31, 2011.  The increase in revenue for the period was attributable to revenue growth of approximately 6.4%. However, in connection with the significant increase to the cost estimates on three projects in our Trenton Operations, we recorded the cumulative reduction in revenue for these projects of approximately $3.2 million in the third quarter of fiscal 2012. Excluding the effects of the decrease in revenue for the three projects in the Trenton Operations, revenue growth in the remaining operations was approximately 11.0% for the nine months ended January 31, 2012.  For the nine months ended January 31, 2011, there was one customer that comprised more than 11.1% of total revenue.

Wireless communication segment revenue for the nine months ended January 31, 2012 and 2011 was approximately $18,737,000 or 25.9% and $18,626,000 or 27.4% of total revenue, respectively. The slight increase in revenue was due primarily to increased contract revenue from public safety projects as compared to the same period in the prior year.

Specialty construction segment revenue for the nine months ended January 31, 2012 and 2011 was approximately $5,537,000 or 7.7% and $3,595,000 or 5.3% of total revenue, respectively. The increase in revenue was attributable to revenue growth in this segment from project work performed by our China Operations.

Electrical power segment revenue for the nine months ended January 31, 2012 and 2011 was approximately $47,943,000 or 66.4% and $45,670,000 or 67.3% of total revenue, respectively.  The increase in revenue was attributable to revenue growth of approximately 5%.  However, in connection with the significant increase to the cost estimates on three projects in our Trenton Operations, we recorded the cumulative reduction in revenue for these projects of approximately $3.2 million in the third quarter ended January 31, 2012. Excluding the effects of the decrease in revenue for the three projects in the Trenton Operations, revenue growth in the remaining electrical power segment was approximately 12.1% for the nine months ended January 31, 2012.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs. Our cost of revenue was approximately $61,007,000 or 84.5% of revenue for the nine months ended January 31, 2012, compared to $54,874,000 or 80.8% for the same period of the prior year.  The dollar and percentage increase in our total cost of revenue is primarily due to increases in cost estimates and related costs incurred on three large projects in our Trenton Operations recorded during the third quarter of fiscal 2012. Cost estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments are made cumulative to the date of the revision.  The cost estimates for these projects were increased significantly during the third quarter of fiscal 2012 while we continue to complete these projects, resulting in recording an additional $2 million in costs on these projects, which includes the accrual of losses on two of the projects. Excluding the effects of the increase in cost due to the three projects in the Trenton Operations, the cost of revenue was approximately 78.2% for the nine months ended January 31, 2012.  Historically, over the past three fiscal years our consolidated cost of revenue as a percentage of revenue has ranged from approximately 73% to 82%. Cost of revenue as a percentage of revenue is expected to vary each period based on the mix of project revenue.

Wireless communication segment cost of revenue and cost of revenue as a percentage of revenue for the nine months ended January 31, 2012 and 2011 was approximately $13,723,000 and 73.2% and $13,633,000 and 73.2%, respectively.  The dollar increase in our cost of revenue is due primarily to the corresponding increase in revenue for the nine months ended January 31, 2012.  Cost of revenue as a percentage of revenue remained constant during the nine months ended January 31, 2012 and 2011.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Specialty construction segment cost of revenue and cost of revenue as a percentage of revenue for the nine months ended January 31, 2012 and 2011 was approximately $3,678,000 and 66.4% and $2,347,000 and 65.3%, respectively.  The dollar increase in our cost of revenue is due to the corresponding increase in revenue for the nine months ended January 31, 2012. The increase as a percentage of revenue is due to the revenue blend of project work performed.

Electrical power segment cost of revenue and cost of revenue as a percentage of revenue for the nine months ended January 31, 2012 and 2011 was approximately $43,606,000 and 91.0% and $38,894,000 and 85.2%, respectively. The dollar and percentage increase in our total cost of revenue is primarily due to increases in cost estimates and related costs incurred on three large projects in our Trenton Operations as described above. Excluding the effects of the increase in cost due to the three projects in the Trenton Operations, the cost of revenue was approximately 81.3% for the nine months ended January 31, 2012.

Selling, General and Administrative Expenses

For the nine months ended January 31, 2012, total selling, general and administrative expenses were approximately $14,803,000 or 20.5% of total revenue compared to $15,311,000, or 22.6% of revenue for the same period of the prior year. Included in selling, general and administrative expenses for the nine months ended January 31, 2012 is $8,564,000 for salaries, commissions, payroll taxes and other employee benefits. The decrease of $406,000 in salaries and commissions compared to the prior period is due to lower salaries from cost reduction strategies, as well as lower commissions and bonuses. Net professional fees were $901,000, which include on-going accounting, legal and investor relation fees of $960,000, approximately $191,000 of incremental third party investment banking and legal expenses incurred during the period related to the recently terminated strategic alternatives effort, offset by a $250,000 break-up fee paid by Multiband regarding the termination of the acquisition of our company. The decrease in professional fees compared to the prior year is due primarily to lower net strategic alternatives costs due to the winding down of this effort, and other reduced lower professional service fees for other services compared to the same period in the prior year. Insurance costs were $1,365,000 and rent for office facilities was $637,000. Automobile and other travel expenses were $1,237,000 and telecommunication expenses were $326,000. Other selling, general and administrative expenses totaled $1,773,000 with the increase in the costs in this category due primarily to an increase in the provision for bad debt expense related to our China and Australia Operations compared to the prior period. The provision for bad debt expense was increased for these two operations due to additional accounts deemed uncollectable during the three months ended January 31, 2012.  For the nine months ended January 31, 2012, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $7,667,000, $611,000 and $4,391,000, respectively, with the balance of approximately $2,134,000 pertaining to corporate expenses.

For the nine months ended January 31, 2011, total selling, general and administrative expenses were approximately $15,311,000, or 22.6% of total revenue. Included in selling, general and administrative expenses for the nine months ended January 31, 2011 is $8,970,000 for salaries, commissions, payroll taxes and other employee benefits. Professional fees were $1,475,000, which include accounting, legal and investor relation fees, and approximately $481,000 of incremental third party investment banking expenses in connection with pursuing strategic alternatives. Insurance costs were $1,469,000 and rent for office facilities was $660,000.  Automobile and other travel expenses were $1,026,000 and telecommunication expenses were $364,000. Other selling, general and administrative expenses totaled $1,347,000. For the nine months ended January 31, 2011, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $4,245,000, $305,000 and $7,821,000, respectively, with the balance of approximately $2,940,000 pertaining to corporate expenses.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Depreciation and Amortization

For the nine months ended January 31, 2012 and 2011, depreciation was approximately $1,520,000 and $1,460,000, respectively. The net increase in depreciation expense is due to new fixed asset additions, offset by the retirement of older fixed assets.  The amortization of customer lists and backlog for the nine months ended January 31, 2012 was $173,000 as compared to $404,000 for the same period of the prior year.  The decrease in amortization expense compared to January 31, 2011, was due to the write-off approximately $869,000 in customer lists during the fourth quarter of fiscal year 2011, resulting in lower customer list amortization in fiscal 2012. Remaining customer lists are amortized over a period of six to eight years from the date of their acquisitions. Backlog is amortized over a period of one to three years from the date of acquisition based on the expected completion period of the related contracts.

Change in Fair Value of Acquisition-Related Contingent Consideration

For the nine months ended January 31, 2012 and 2011, the change in fair value of acquisition-related contingent consideration was approximately $84,000 and $178,000, respectively. The change in fair value of acquisition-related contingent consideration is due to the noncash expense recorded for the change in fair value of future payments of acquisition-related contingent consideration related to the Pride acquisition.  In connection with the acquisition of Pride on November 1, 2009, we were to pay additional purchase price to the former Pride shareholders upon the achievement of earnings before interest and taxes (EBIT) target. We were required to pay acquisition-related contingent consideration to the former Pride shareholders of $919,488, if Pride’s EBIT for the twelve month period ended October 31, 2011 exceeded $1,103,386. Pride achieved the contingent consideration target and we paid the contingent consideration of $1,047,732, including foreign currency exchange fluctuations, as of January 31, 2012.

Interest Expense and Interest Income

For the nine months ended January 31, 2012 and 2011, interest expense was approximately $595,000 and $410,000, respectively.  The increase in interest expense is due to the write-off of remaining deferred finance costs associated with the former line of credit with BOA, and additional interest accrued of $40,000 for the China Operations compared to January 31, 2011. As of January 31, 2012, there was $3,103,830 of total borrowings outstanding under the Credit Agreement with Sovereign.

           For the nine months ended January 31, 2012 and 2011, interest income was approximately $59,000 and $36,000, respectively.  The net increase in interest earned is due to the increase in interest earned in our Australia Operations as a result of increased cash balances, offset by a decrease in interest rates compared to the same period in the prior year.

Income Taxes

For the nine months ended January 31, 2012, the income tax rate related to continuing operations was -79.44% as compared to the estimated annual income tax rate of -0.73%.  The difference is primarily due to the tax effect of discrete items such as recording a full valuation allowance against the net deferred U.S. Federal and state deferred tax assets of approximately $6.7 million for the three months ended January 31, 2012. The impact of recording the valuation allowance against the net deferred tax assets was an increase in our effective tax rate of approximately 78.23% for the nine months ended January 31, 2012. The estimated annual effective income tax rate differs from the expected federal income tax rate of 34.0% primarily due to the effects of valuation allowances for federal and state income taxes as well as permanent differences relating to acquisition costs in Australia. For the nine months ended January 31, 2011, the actual income tax rate related to continuing operations was 14.19% as compared to an estimated annual effective income tax rate of 31.8% due primarily to permanent differences relating to impairment of goodwill charge. This effective tax rate for the nine months differed from the expected federal income tax rate of 34.0% due to the effects of valuation allowance for state income taxes offset partially by the favorable income tax effects of permanent differences.

Loss From Discontinued Operations

 As a result of the sale of the St. Louis and Sarasota Operations to Multiband on September 1, 2011, we recorded the financial results of these operations as discontinued operations. For the nine months ended January 31, 2012, we recorded a loss from discontinued operations of approximately $1,327,000, compared to income of approximately $237,000 for the nine months ended January 31, 2011. The increase in the loss from discontinued operations is due primarily to the loss on disposal of approximately $1,028,000 from these two operation centers on September 1, 2011 and includes approximately $299,000 of expenses directly associated with the sale of the St. Louis and Sarasota Operations.

Net Loss Attributable to WPCS

The net loss attributable to WPCS was approximately $12,019,000 for the nine months ended January 31, 2012, compared to a net loss attributable to WPCS of approximately $9,802,000 for the nine months ended January 31, 2011. The increase in the net loss attributable to WPCS was primary due to the additional tax expenses related to valuation allowance on deferred tax assets described above.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At January 31, 2012, we had working capital of approximately $6,838,000, which consisted of current assets of approximately $29,648,000 and current liabilities of $22,810,000. We expect to meet our cash requirements through a combination of borrowings under the Credit Agreement with Sovereign Bank, working capital balances, and on-going expense management. As of January 31, 2012, the total amount available to borrow under the Credit Agreement was $6,386,015, the total amount outstanding was $3,103,830, resulting in net availability for future borrowings of $3,282,185.  We believe that we have sufficient capital to meet our liquidity and capital resources requirements for the next twelve months.

Our cash and cash equivalents balance at January 31, 2012 of $1,747,000 included $659,000 of cash in our Australia Operations associated with our permanent reinvestment strategy. We do not believe that indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations.

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

Operating activities provided approximately $1,648,000 in cash for the nine months ended January 31, 2012. The sources of cash from operating activities total approximately $15,773,000, comprised of  $7,993,000 in net noncash charges, a $1,586,000 decrease in costs and estimated earnings in excess of billings on uncompleted contracts, a $661,000 decrease in inventory, a $1,114,000 decrease in income taxes receivable, a $2,907,000 increase in accounts payable and accrued expenses, a $1,237,000 increase in billings in excess of costs and estimated earnings on uncompleted contracts, a $172,000 decrease in other assets and a $103.000 increase in deferred revenue. The uses of cash from operating activities total approximately $14,125,000, comprised of a net loss of $11,922,000, a $1,666,000 increase in accounts receivable, and a $537,000 increase in prepaid expenses and other current assets. Net earnings adjusted for noncash items used cash of approximately $3,929,000 versus using cash of approximately $411,000 in same period of fiscal 2011. Working capital components provided cash of approximately $5,577,000 for the nine months ended January 31, 2012 versus using cash of approximately $592,000 in the same period in the prior year. The increase in cash from working capital compared to the prior period is due to an increase in accounts payable from extending vendor payment terms, a decrease in income taxes receivable from federal income tax refunds received, and a decrease in inventory from the managed reduction in stock held for resale, offset by an increase in accounts receivable due to increased revenue.

Our investing activities provided cash of approximately $266,000 in cash during the nine months ended January 31, 2012.  Investing activities include total proceeds of $2,000,000, from the sale of the St. Louis and Sarasota Operations, net of approximately $299,000 of direct transaction costs, which was used to partially repay amounts outstanding under our line of credit with BOA under financing activities.  These net proceeds were offset by the payment of approximately $1,048,000 for the second contingent earn out payment related to the acquisition of Pride, and $387,000 used for acquiring property and equipment during the nine months ended January 31, 2012.

Our financing activities used cash of approximately $5,029,000 during the nine months ended January 31, 2012.  Financing activities include repayments under the former line of credit with BOA of $7,000,000.  The repayment sources for the BOA loan include $2,000,000 from funds received from the sale of our St. Louis and Sarasota Operations, $1,100,000 from Internal Revenue Service income tax refunds, and $2,428,000 from initial funds provided from the new Credit Agreement with Sovereign, with the balance from other cash provided from operations. Additional financing activities include total borrowings under the Credit Agreement with Sovereign of approximately $3,104,000, offset by debt issuance costs paid of $667,000, repayments to our joint venture partner of $411,000 in the normal course of business, and repayments of previous loans payable and capital lease obligations of approximately $54,000.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sovereign Bank Credit Agreement

           On January 27, 2012, WPCS and our United States-based subsidiaries (Subsidiaries) entered into the Credit Agreement with Sovereign. The Credit Agreement provides for a revolving line of credit in an amount not to exceed $12,000,000, together with a letter of credit facility not to exceed $2,000,000. Pursuant to the Credit Agreement, we granted a security interest to Sovereign in all of our assets as well as our Subsidiaries’ assets.  In addition, pursuant to a collateral pledge agreement, we pledged 100% of our ownership in the Subsidiaries and 65% of our ownership in WPCS Australia Pty Ltd.

Pursuant to the terms of the Credit Agreement, we are permitted to borrow up to $12,000,000 under the revolving credit line, under a Borrowing Base equal to the lesser of (i) $12,000,000 less the letter of credit amount, or (ii) the sum of (a) 80% of Eligible Accounts Receivable plus (b) the lesser of $750,000 or 40% of Eligible Inventory, minus (c) the letter of credit amount minus (d) such reserves, in such amounts and with respect to such matters, as Sovereign may deem reasonably proper and necessary from time to time at its own discretion.  Borrowings under the Credit Agreement may be used for general corporate purposes, for permitted acquisitions, for working capital and for related fees and expenses.   As of January 31, 2012, the total amount available to borrow under the Credit Agreement was $6,386,015, the total amount outstanding was $3,103,830, resulting in net availability for future borrowings of $3,282,185.

The Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default. Principal covenants include (a) Fixed Charge Coverage Ratio of not less than 1.2 to 1.0, measured as of April 30, 2012 and as of each fiscal quarter end thereafter, in each case on a trailing two (2) quarter basis; and (b) Leverage Ratio of not more than 1.75 to 1.0, measured as of each fiscal quarter end.  We met the Leverage Ratio covenant as of January 31, 2012.  Due to the operating loss for the quarter ended January 31, 2012, it is expected that we will not meet the Fixed Charge Coverage Ratio of 1.2 to 1.0, when first required to be measured for the two quarters ending April 30, 2012.

The Credit Agreement will expire on January 26, 2015.  The interest rate applicable to revolving loans under the Credit Agreement is at LIBOR plus an interest margin initially of 2.75% ( 3.0228% at January 31, 2012), which interest margin could be reduced to 2.25% in the future based on our Fixed Charge Coverage Ratio on a trailing 12 month basis.  We paid a loan commitment fee of $60,000 and will pay a monthly unused commitment fee during the term of the Credit Agreement of 0.375%.  In addition, we shall pay Sovereign a collateral monitoring fee of $1,000 per month during the term of the Credit Agreement and 2.25% per annum on the face amount of each letter of credit issued by Sovereign.

We may prepay the loan at any time and may terminate the Credit Agreement upon 90 days prior written notice.  In the event that we terminate the Credit Agreement, we will pay Sovereign an early termination fee of 3% of the maximum credit amount if such termination occurs prior to the first anniversary or 1% of the maximum credit amount if such termination occurs after the first anniversary but prior to the expiration of the Credit Agreement.

Our obligations under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, cross-defaults, bankruptcy and insolvency related defaults, defaults relating to judgments, an ERISA reportable event occurs, a change of control and a change in our financial condition that could have a material adverse effect on the Company.

We used the initial funds provided by the loan, in the gross amount of $2,837,668 to repay the existing loan of $2,428,491 to BOA, which loan agreement was terminated in connection with the Credit Agreement and the remaining $409,177 for fees and expenses in connection with the Credit Agreement.

We are required to maintain a lock-box arrangement whereby our customers are required to submit all payments on invoices to the lock-box.  Sovereign controls the lock-box and all collections are used to pay down the revolving loan.  We may request new advances under the revolving loan on a daily basis.  In addition, the Credit Agreement contains customary default provisions regarding a material adverse effect with respect to our Company’s business, assets, properties, and financial condition taken as a whole, which is commonly referred to a as subjective acceleration clause.  The combination of the lock-box arrangement and the subjective acceleration clause requires the Credit Agreement borrowings at January 31, 2012 of $3,103,830 to be classified as a current liability.

In addition, we could raise additional funds from a sale of common stock.  On April 15, 2010, we filed a registration statement on Form S-3 using a “shelf” registration process.  Under this shelf registration process, we may offer up to 2,314,088 shares of our common stock, from time to time, in amounts and at prices and terms that we will determine at the time of the offering.  Each share of our common stock automatically includes one right to purchase one one-thousandth of a share of Series D Junior Participating Preferred Stock, par value $0.0001 per share, which becomes exercisable pursuant to the terms and conditions set forth in a Rights Plan Agreement with Interwest Transfer Co., Inc., as amended from time to time. If we sell any securities, the net proceeds will be added to our general corporate funds and may be used for general corporate purposes.   To date, no shares of our common stock have been issued under this shelf registration statement and we may not be successful in issuing additional common stock on acceptable terms or at all.

Other Short-Term Commitments

 The China Operations has outstanding loans due within the next twelve months to our joint venture partner, Taian Gas Group (TGG), of approximately $3,095,000. We expect for TGG to renew any remaining unpaid loan balances in its continued support of the China Operations consistent with historical practice.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Backlog

As of January 31, 2012, we had a backlog of unfilled orders of approximately $27.5 million compared to approximately $30.2 million at October 31, 2011. Although backlog was replenished during the three months ended January 31, 2012, it was not replenished at the same level to offset the revenue recognized during the third quarter ended January 31, 2012, compared to the preceding quarter ended October 31, 2011.   We expect to convert more bids to backlog in the quarters ahead.  We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence, which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

The accounting policies identified as critical are as follows:

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. The most significant estimates relate to the calculation of percentage-of-completion on uncompleted contracts, allowance for doubtful accounts, valuation of inventory, realization of deferred tax assets, amortization method and lives of customer lists and estimates of the fair value of reporting units and discounted cash flows used in determining whether goodwill has been impaired. Actual results could differ from those estimates.

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

We recorded an estimated noncash goodwill impairment charge of $26.6 million in the fourth quarter of fiscal year ended April 30, 2011. We completed the second step of the goodwill impairment test in the second fiscal quarter of fiscal 2012, which included calculating an implied fair value of the goodwill of the reporting units, by allocating the fair values of substantially all of its individual assets, liabilities and identified intangible assets, as if the reporting units had been acquired in a business combination. The completion of this second step did not result in an adjustment to the goodwill impairment charge previously recorded in fiscal 2011.

Deferred Income Taxes

We compute deferred tax liabilities and assets at the end of each period based on the future tax consequences attributed to net operating loss carryovers and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the tax rate expected to be in effect when the taxes are actually paid or recovered. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible.

On a periodic basis, we evaluate our ability to realize our deferred tax assets net of deferred tax liabilities and adjust such amounts in light of changing facts and circumstances, including but not limited to our level of past and future taxable income, and the current and future expected utilization of tax benefit carryforwards.  We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is required to reduce the net deferred tax assets to the amount that is more likely than not to be realized in future periods.  We consider past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Our forecast of expected future taxable income is based over such future periods that we believe can be reasonably estimated.  As a result of the significant losses incurred by our Trenton Operations for the three months ended January 31, 2012, we re-evaluated our ability to realize our net deferred tax assets in light of the change in our current financial performance.  As a result of this analysis, we established a full valuation allowance on our U.S. federal and state deferred tax assets of approximately $6.7 million as of January 31, 2012.  We will continue to evaluate the realization of ours deferred tax assets and liabilities on a periodic basis, and will adjust such amounts in light of changing facts and circumstances.

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

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity and requires the presentation of net income and other comprehensive income to be in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 does not change the components that are recognized in net income or other comprehensive income. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from accumulated other comprehensive income to net income while the FASB further deliberates this aspect of the standard. ASU 2011-05, as amended by ASU 2011-12, will be effective May 1, 2012, early adoption is permitted. We currently present a separate statement of comprehensive income, therefore the adoption of ASU 2011-12 is not expected to have a material effect on our annual consolidated financial statements.

In September 2011, the FASB issued ASU 2011-09, Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan (ASU 2011-09). ASU 2011-09 requires that employers provide additional annual quantitative and qualitative disclosures on multi-employer pension plans including information on the plan name, employer’s contributions to the plan, the financial health of the plan including funding status, and the nature of employer commitments to the plan.  ASU 2011-09 is effective for annual periods for fiscal years that end after December 15, 2011, with early adoption allowed. The adoption of ASU 2011-09 is not expected to have a material effect on our annual consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11 (ASU 2011-11), Disclosures about Offsetting Assets and Liabilities where entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. These disclosures assist users of financial statements in evaluating the effect or potential effect of netting arrangements on a company’s financial position. We are required to apply the amendments for annual reporting periods beginning on or after January 1, 2013 (May 1, 2013 for us). We do not expect the provisions of ASU 2011-11 to have a material impact on its consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q . In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of January 31, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

 Except as disclosed herein, we are currently not a party to any material legal proceedings or claims.

On or about June 22, 2011, a purported shareholder of the Company filed a derivative and putative class action lawsuit in the Court of Common Pleas of Pennsylvania, Chester County against the Company and its directors, by filing a Summons and Complaint.  The case is Ralph Rapozo v. WPCS International Incorporated, et al., Docket No. 11-06837.  In this action, the plaintiff seeks to enjoin the proposed transaction in which Multiband would acquire all of the outstanding shares of the Company.  The plaintiff alleges, among other things, that the consideration to be paid for such acquisition by Multiband is inadequate, and that the individual board members failed to engage in an honest and fair sales process for the Company and failed to disclose material information for the purposes of advancing their own interests over those of the Company and its shareholders.  To that end, the plaintiff asserts a claim for breach of fiduciary duty against the Company’s board of directors.  In the event that the proposed transaction is consummated, the plaintiff seeks money damages.  The plaintiff also asserts a claim against the Company and Multiband for aiding and abetting breach of fiduciary duty for which he seeks unspecified money damages.  WPCS’ time to answer or move with respect to the Complaint has not yet expired.  The Company and its directors deny the material allegations of this complaint and intend to vigorously defend this action if necessary, however, as Multiband has announced that it is no longer pursuing the acquisition of WPCS, the Company anticipates that the lawsuit will be dismissed.

ITEM 1A.	RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

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

WPCS INTERNATIONAL INCORPORATED

Date: March 16, 2012	By:	/s/ JOSEPH HEATER
Joseph Heater
Chief Financial Officer