Form 10-K
period 2012-04-30
WPCS INTERNATIONAL INC
filed 2012-07-30
CIK 1086745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates as of October 31, 2011, based on the closing sales price of the Common Stock as quoted on the Nasdaq Global Market was $12,429,612. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of July 20, 2012, there were 6,954,766 shares of registrant’s common stock outstanding.

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

This Annual Report on Form 10-K includes the accounts of WPCS International Incorporated (WPCS) and its wholly and majority-owned subsidiaries, as follows, collectively referred to as “we”, “us” or the "Company".   United States-based subsidiaries include WPCS Incorporated, WPCS International – Suisun City, Inc. (Suisun City Operations), WPCS International – Lakewood, Inc. (Lakewood Operations), WPCS International – Hartford, Inc. (Hartford Operations), WPCS International – Trenton, Inc. (Trenton Operations), WPCS International – Seattle, Inc. (Seattle Operations), and WPCS International – Portland, Inc. (Portland Operations).   International operations include WPCS Asia Limited, 60% of Taian AGS Pipeline Construction Co. Ltd. (China Operations), and WPCS Australia Pty Ltd, WPCS International – Brisbane, Pty Ltd., WPCS International – Brendale, Pty Ltd., and The Pride Group (QLD) Pty Ltd. (Pride), (collectively Australia Operations).

Overview

We are a global provider of design-build engineering services for communications infrastructure, with over 375 employees in five (5)  operations centers on three continents, following the asset sales of our Hartford and Lakewood Operations described below. We provide our engineering capabilities including wireless communication, specialty construction and electrical power to a diversified customer base in the public services, healthcare, energy and corporate enterprise markets worldwide.

               The global economy depends on efficient voice, data and video communication. Old communication infrastructure needs to be replaced and new technology needs to be implemented. We believe we have the design-build capabilities to address the demand.   For communication infrastructure projects that are significant in scope, we have the ability to offer wireless communication, specialty construction and electrical power.  Because we are technology independent, we can integrate multiple products and services across a variety of communication requirements.  This gives our customers the flexibility to obtain the most appropriate solution for their communication needs on a cost effective basis.  In wireless communication, we can design and deploy all types of wireless systems in a variety of applications. In specialty construction, we have provided services for basic and renewable energy. On the electrical power side, we are capable of all types of commercial and industrial electrical work including the integration of advanced building communications technology for voice and data, life safety, security and HVAC.

Since our inception in 2001, we have grown organically and through strategic acquisitions to establish a presence in addressing the global needs of communications technology.  For the fiscal year ended April 30, 2012, we generated revenues from continuing operations of approximately $92 million, compared to $84 million for the fiscal year ended April 30, 2011.  Our backlog at April 30, 2012 and 2011 was approximately $23.6 million and $40.1 million, respectively, which excludes the backlog from the Hartford and Lakewood Operations, as discussed below.

Recent Developments

On September 1, 2011, we sold two wholly-owned subsidiaries, WPCS International – St. Louis, Inc. (St. Louis Operations) and WPCS International – Sarasota, Inc. (Sarasota Operations) to Multiband Corporation (Multiband) for $2,000,000 in cash.  Accordingly, all operating results disclosed in this annual report only include the results from continuing operations, and exclude the results for the St. Louis and Sarasota Operations, which are presented as discontinued operations.  The St. Louis and Sarasota Operations were previously reported in the specialty construction and wireless communication segments, respectively.  We have also combined the management and operations of the Seattle and Portland Operations for efficiency.

On January 31, 2012, the Company and Multiband ended discussions regarding a merger of the two companies, and we received a break-up fee of $250,000, and ended our strategic alternatives initiative with Multiband.

In regards to our financial results for the year ended April 30, 2012, we made progress in turning around our financial performance for six of our seven operations centers as compared to the prior fiscal year. Excluding our Trenton Operations, the remaining six operations performed profitably and generated approximately $3.0 million in EBITDA for the year ended April 30, 2012, compared to an EBITDA loss of $3.0 million for the same period in the prior year. EBITDA is defined as earnings before interest, income taxes including noncash charges for deferred tax asset valuation allowances, loss from discontinued operations, acquisition-related contingent earn-out costs, goodwill impairment, one-time charges related to exploring strategic alternatives and depreciation and amortization. Management uses EBITDA to assess the ongoing operating and financial performance of our company. This financial measure is not in accordance with United States general accepted accounting principles (GAAP) and may differ from non-GAAP measures used by other companies.

However, our Trenton Operations experienced significant adjustments to expected profits on four projects during this fiscal year, which significantly impacted our consolidated financial results for the year ended April 30, 2012. Cost estimates are reviewed regularly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments are made cumulative to the date of the revision. The cost estimates and related costs incurred for these four projects increased significantly during fiscal 2012.  In particular, the most significant of these projects is an electrical project that was awarded to the Trenton Operations with a contract value of approximately $14.5 million. It is estimated that the total cost of this project is approximately $20.5 million. The fiscal 2012 effect of the revisions in estimated profit on this project resulted in a decrease in gross profit of approximately $6.0 million, and the decrease in gross profit on the other three projects totaled approximately $3.2 million, for an aggregate gross profit reduction of $9.2 million on these projects for the fiscal year ended April 30, 2012.  As a result, the Trenton Operations generated an EBITDA loss of approximately $11.2 million for the year ended April 30, 2012.

Including our six remaining profitable operations, corporate expenses, and the losses recorded in Trenton, we generated a consolidated EBITDA loss of approximately $11.2 million for the year ended April 30, 2012 compared to an EBITDA loss of $5.9 million for the prior year.

On January 27, 2012, WPCS and its United States-based subsidiaries Suisun City Operations, Seattle Operations, Portland Operations, Hartford Operations, Lakewood Operations, and Trenton Operations, entered into a loan and security agreement (Credit Agreement) with Sovereign Bank N.A. (Sovereign).  The Credit Agreement provided for a revolving line of credit in an amount not to exceed $12,000,000, together with a letter of credit facility not to exceed $2,000,000. Pursuant to the Credit Agreement, the Company and these subsidiaries granted a security interest to Sovereign in all of their assets. In addition, pursuant to a collateral pledge agreement, WPCS pledged 100% of its ownership in the United States-based subsidiaries and 65% of its ownership in WPCS Australia Pty Ltd.  As of April 30, 2012, the total amount available to borrow under the Credit Agreement was $5,802,580, and the total amount outstanding was $4,964,140, resulting in net availability for future borrowings of $838,440.  At April 30, 2012, the interest rate applicable to revolving loans under the Credit Agreement was LIBOR plus an interest margin of 2.75%, or 3.0228%.  The Credit Agreement will expire on January 26, 2015.

Due to the operating losses generated by the Trenton Operations in fiscal 2012, on May 3, 2012, the Company entered into the First Amendment to Loan and Security Agreement (Amendment) to the Credit Agreement with Sovereign. The Amendment reduced the maximum revolving line of credit in amount not to exceed $6,500,000, and borrowings under the line of credit bear interest at the Prime Rate (currently 3.25%) plus an interest margin of 2.00%. Currently, the interest rate applicable to revolving loans under the Credit Agreement is 5.25%.  The reduction in the revolving line of credit did not require the Company to pay down any additional borrowings as the total amount of outstanding borrowings was not in excess of $6,500,000.

              The EBITDA losses in our Trenton Operations absorbed much of our liquidity and capital resources during fiscal 2012.  Therefore, the Company determined that it was necessary to divest certain domestic operations to raise additional capital in order to pay down its outstanding borrowings under the Credit Agreement and make available future borrowings to support its remaining operations.

On July 25, 2012, the Company and the Hartford and Lakewood Operations entered into an asset purchase agreement, pursuant to which the Hartford and Lakewood Operations sold substantially all of their assets and liabilities to two newly-created subsidiaries of Kavveri Telecom Products Limited (Kavveri) for a purchase price of $5.5 million in cash, subject to adjustment, and the assumption of their various liabilities. At closing, we received $4.9 million in cash, and the remaining $600,000 of the purchase price is to be placed into escrow pursuant to the asset purchase agreement. We used the proceeds from this sale to repay the full amount outstanding under the Credit Agreement of $4,022,320 as of July 25, 2012. The difference of $876,363 was deposited into our operating cash account.

The parties agreed to place $350,000 of the purchase price into escrow pending assignment of certain contracts post-closing, with the Company earning those funds upon successful assignment of the contracts. The remaining $250,000 is to be escrowed for purposes of satisfying certain adjustments to the purchase price based on a final net asset valuation to be completed after closing as well as repurchase obligations of certain delinquent accounts receivable. No later than three days after the final determination of the net asset valuation, the purchasers are required to deposit the $600,000 into escrow. The purchasers have 40 days from closing to provide the Company with their net asset valuation as of the closing date, and the Company has 30 days to review and approve or disagree with such calculations.  If the parties disagree, they have 20 days to resolve any differences, and if they are unable to come to an agreement, the matter will then be submitted to one or more independent, nationally-recognized accounting firms for final determination.

Industry Trends

We focus on markets such as public services, healthcare, energy and international which continue to show growth potential.

●
Public services.  We provide communications infrastructure for public services which include utilities, education, military and transportation infrastructure. We believe there is an active market for communications infrastructure in the public service sector due to the need to create cost efficiencies through the implementation of new communications technology.

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

●
International.  We provide communications infrastructure internationally for a variety of companies and government entities. China is spending on building its internal infrastructure and Australia is upgrading their infrastructure.  Both China and Australia have experienced positive GDP growth rates. Our international revenue represents approximately 20% of consolidated revenue for each of the years ended April 30, 2012 and 2011.

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

Design-Build Services

Historically, we have operated in three business segments: wireless communication; specialty construction; and electrical power. For the fiscal year ended April 30, 2012, wireless communication represented approximately 29.2% of our total revenue, specialty construction represented approximately 6.6% of our total revenue and electrical power represented approximately 64.2% of our revenue. For the fiscal year ended April 30, 2011, wireless communication represented approximately 28.4% of our total revenue, specialty construction represented approximately 4.7% of our total revenue and electrical power represented approximately 66.9% of our revenue.

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

With the divestiture of the Hartford and Lakewood Operations, we expect to perform less project work in the police, fire, and emergency dispatch markets. However, we will continue to provide wireless communications services through our remaining operations in markets such as utilities, education, military and transportation infrastructure, as part of the services we provide in our other operations.  As a result, we expect to re-segment the reporting of our operations in future reporting periods.

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

Customers

We serve a variety of public services, healthcare, energy and corporate enterprise customers. For the fiscal year ended April 30, 2012, there was one customer, Camden County Improvement Authority, in our Trenton Operations which accounted for 11.0% of our revenue. For the fiscal year ended April 30, 2011, there was no customer which accounted for more than 10% of our revenue.

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

Backlog

As of April 30, 2012, we had a backlog of unfilled orders of approximately $23.6 million compared to approximately $40.1 million at April 30, 2011, excluding the Hartford and Lakewood Operations as described above. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is an executed written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

Competition

We face competition from numerous service organizations, ranging from small independent regional firms to larger firms servicing national markets. Historically, there have been relatively few significant barriers to entry into the markets in which we operate, and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. At the present time, we believe that there are no dominant competitors in the communications infrastructure market, but we would classify Quanta Services, Inc. (NYSE:PWR), Dycom Industries, Inc. (NYSE:DY) and MasTec, Inc. (NYSE:MTZ) as national competitors. In Australia and China, we believe there are no dominant competitors, and our competition is primarily from regional contractors in these geographic locations.  The principal competitive advantage in these markets is establishing a reputation of delivering projects on time and within budget. Other factors of importance include accountability, engineering capability, certifications, project management expertise, industry experience and financial strength. We believe that the ability to provide comprehensive communications infrastructure design-build services including wireless communication, specialty construction and electrical power gives us a competitive advantage. We maintain a trained and certified staff of engineers that have developed proven methodologies for the design and deployment of communications infrastructure, and can provide these services on an international basis. In addition, we offer both a union and non-union workforce that allow us to bid on either labor requirement, creating yet another competitive advantage. However, our ability to compete effectively also depends on a number of additional factors that are beyond our control. These factors include competitive pricing for similar services and the ability and willingness of the competition to finance projects on favorable terms.

Employees

As of April 30, 2012, we employed 456 full time employees, of whom 335 are project engineers and technicians, 33 are project managers, 74 are in administration and sales and 14 are executives. Approximately 63% of the project engineers are represented by the International Brotherhood of Electrical Workers. We also have non-union employees. We believe we have excellent relations with all of our employees. We have 218 union employees who are covered by contracts that expire at various times as follows:

Operations	# of Employees	Union Contract Expiration Date

Portland	1	December 31, 2012
Trenton	120	Effective until cancelled with 150 days notice
Seattle	6	May 31, 2013
	15	July 31, 2013
	10	May 31, 2014
	21	May 31, 2015
	1	August 31, 2015
Suisun City	35	November 30, 2014
	5	May 31, 2012, in progress of renewing
	2	May 31, 2014
	2	June 30, 2013
Total Union Employees	218

As of a result of the divestitures of the Hartford and Lakewood Operations, our employee headcount was reduced by 79 employees, all of which are non-union.

ITEM 1A - RISK FACTORS

We are currently in default under our loan agreement with Sovereign Bank. The inability to repay the outstanding borrowings when they are due could cause Sovereign to foreclose upon the Company’s assets.

We previously entered into the Credit Agreement, as amended, with Sovereign, pursuant to which we received a revolving line of credit in an amount not to exceed $6,500,000, together with a letter of credit facility not to exceed $2,000,000. Pursuant to the Credit Agreement, we granted a security interest to Sovereign in all of our assets. In addition, pursuant to a collateral pledge agreement, we pledged 100% of our ownership in the United States-based subsidiaries and 65% of its ownership in WPCS Australia Pty Ltd.

The Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default. Principal covenants include (a) Fixed Charge Coverage Ratio of not less than 1.2 to 1.0, measured as of April 30, 2012 and as of each fiscal quarter end thereafter, in each case on a trailing two (2) quarter basis; and (b) Leverage Ratio of not more than 1.75 to 1.0, measured as of each fiscal quarter end.  Due to the operating losses for the third fiscal quarter ended January 31, 2012 and fourth fiscal quarter ended April 30, 2012, we have determined that we are in default on the Fixed Charge Coverage Ratio of 1.2 to 1.0, as measured for the two quarters ending April 30, 2012, and the Leverage Ratio of not more than 1.75 to 1.0 at April 30, 2012, and we are currently in default under the Credit Agreement.

Although Sovereign has not demanded current payment on the amounts outstanding, the obligations of the Company under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, cross-defaults, bankruptcy and insolvency related defaults, defaults relating to judgments, an ERISA reportable event, a change of control and a change in the Company’s financial condition that could have a material adverse effect on the Company.  Upon the sale of the assets of the Hartford and Lakewood Operations on July 25, 2012, we repaid the full amount of borrowings under the Credit Agreement, although it is anticipated that we will have future borrowings under the Credit Agreement, consistent with past practices.

The report of our independent registered public accounting firm contains an emphasis paragraph that indicates there is substantial doubt concerning our ability to continue as a going concern as a result of our recurring losses from operations, working capital deficiencies and our default under our Credit Agreement.

Our audited consolidated financial statements for the fiscal year ended April 30, 2012, were prepared on a going concern basis in accordance with GAAP. The going concern basis of presentation assumes that we will continue in operation and  be able to realize our assets and discharge our liabilities and commitments in the normal course of business. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must have continued availability under our Credit Agreement, generate operating income, reduce operating expenses, produce cash from our operating activities, and potentially raise additional funds, through either debt and/or equity financing to meet our working capital needs. We cannot guarantee that we will be able to have continued availability under our Credit Agreement, generate operating income,  reduce operating expenses,  produce cash from our operating activities, or obtain additional funds through either debt or equity financing transactions or that such funds, if available, will be obtainable on satisfactory terms. If we are unable to have continued availability under our Credit Agreement, generate operating income, reduce operating expenses, produce cash from our operating activities, or obtain additional funds through either debt or equity financing transactions, we may be unable to continue to fund our operations, provide our services or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our consolidated financial statements, and stockholders may lose all or part of their investment in our common stock. The accompanying financial statements do not contain any adjustments as a result of this uncertainty.

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

For example, our Trenton Operations experienced significant adjustments to expected profits on four projects during this fiscal year, which significantly impacted our consolidated financial results for the year ended April 30, 2012. Cost estimates are reviewed regularly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments are made cumulative to the date of the revision. The cost estimates and related costs incurred for these four projects increased significantly during fiscal 2012.  In particular, the most significant of these projects is an electrical project that was awarded to the Trenton Operations with a contract value of approximately $14.5 million.  It is now estimated that the total cost of this project is approximately $20.5 million. The fiscal 2012 effect of the revisions in estimated profit on this project resulted in a decrease in gross profit of approximately $6.0 million, and the decrease in gross profit on the other three projects totaled approximately $3.2 million, for an aggregate gross profit reduction of $9.2 million on these projects for the fiscal year ended April 30, 2012.

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

We extend credit to our customers as a result of performing work under contract prior to billing our customers for that work. At April 30, 2012, we had net accounts receivable of approximately $22.3 million and costs and estimated earnings in excess of billings of $1.3 million. We periodically assess the credit risk of our customers and continuously monitor the timeliness of payments. Slowdowns in the industries we serve may impair the financial condition of one or more of our customers and hinder their ability to pay us on a timely basis or at all. Further, bankruptcies or financial difficulties within the markets we serve could hinder the ability of our customers to pay us on a timely basis or at all, reducing our cash flows and adversely impacting our liquidity and profitability. Additionally, we could incur losses in excess of current bad debt allowances.

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

Our success depends upon our attracting and retaining skilled engineering personnel. Competition for such skilled personnel in our industry is high and at times can be extremely intense, especially for engineers and project managers, and we cannot be certain that we will be able to hire sufficiently qualified personnel in adequate numbers to meet the demand for our services. We also believe that our success depends to a significant extent on the ability of our key personnel to operate effectively, both individually and as a group. Additionally, we cannot be certain that we will be able to hire the requisite number of experienced and skilled personnel when necessary in order to service a major contract, particularly if the market for related personnel is competitive. Conversely, if we maintain or increase our staffing levels in anticipation of one or more projects and the projects are delayed, reduced or terminated, we may underutilize the additional personnel, which could reduce our operating margins, reduce our earnings and possibly harm our results of operations. If we are unable to obtain major contracts or effectively complete such contracts due to staffing deficiencies, our revenues may decline and we may experience continued losses.

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

As of April 30, 2012, we had a backlog of unfilled orders of approximately $23.6 million, excluding the Hartford and Lakewood Operations. This backlog amount is based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. In addition, contracts included in our backlog may not be profitable. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience delays or cancellations in the future. If our backlog fails to materialize, we could experience a further reduction in revenue, profitability and liquidity.

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

If we are unable to retain the services of Messrs. Hidalgo, Heater or Polulak, operations could be disrupted.

Our success depends to a significant extent upon the continued services of Mr. Andrew Hidalgo, our Chief Executive Officer, Mr. Joseph Heater, our Chief Financial Officer, and Mr. Myron Polulak, our Executive Vice President. Mr. Hidalgo has overseen our company since inception and provides leadership for our growth and operations strategy. Mr. Heater oversees the financial operations of our company and subsidiaries.  Mr. Polulak oversees the day-to-day operations of our operating subsidiaries. Loss of the services of Messrs. Hidalgo, Heater or Polulak could disrupt our operations and harm our growth, revenues, and prospective business. We maintain key-man insurance on the life of Messrs. Hidalgo and Heater, but not on Mr. Polulak.

Employee strikes and other labor-related disruptions may adversely affect our operations.

Our business is labor intensive, with certain projects requiring large numbers of engineers. As of April 30, 2012, over 48% of our workforce was unionized, including 63% of our project engineers. With the recent divestiture of the assets of our Hartford and Lakewood Operations, approximately 58% of our workforce is unionized. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct our business. If we are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages. Any of these events could be disruptive to our operations and could result in negative publicity, loss of contracts and a decrease in revenues.

Our business is labor intensive and we may be unable to attract and retain qualified employees.

Our ability to maintain our productivity and profitability is limited by our ability to employ, train and retain the skilled personnel necessary to operate our business. We cannot be certain that we will be able to maintain the skilled labor force necessary to operate efficiently and support our growth strategy. Our ability to do so depends on a number of factors such as general rates of employment, competitive demands for employees having the skills we need and the level of compensation required to hire and retain qualified employees. In addition, we cannot be certain that our labor expenses will not increase as a result of shortages in the supply of these skilled personnel. As a result, our ability to attain productivity and profitability may be affected if we are unable to hire qualified employees and manage labor costs to retain employees.

We may incur further impairment charges on goodwill in our reporting entities which could harm our profitability.

In accordance with Accounting Standards Codification (ASC) 350, “Intangibles-Goodwill and Other,” we periodically review the carrying values of our goodwill to determine whether such carrying values exceed the fair value of the reporting units.  The goodwill in the Australia reporting unit is subject to an annual review for goodwill impairment. If impairment testing indicates that the carrying value of the Australia reporting unit exceeds its fair value, the goodwill is deemed impaired. Accordingly, an impairment charge would be recognized for Australia in the period identified, which could reduce our profitability.

The impact of the American Recovery and Reinvestment Act of 2009 is uncertain.

The continuing economic downturn, coupled with a lack of available capital, resulted in a tremendous amount of uncertainty, with numerous renewable energy projects being delayed or canceled. While we believe that the ARRA, which was enacted into law in February 2009, should aid renewable energy, electrical transmission and rural broadband market opportunities, the extent to which it will result in future revenues is uncertain. We cannot predict when programs under the ARRA will be implemented, or the timing and scope of investments to be made under these programs. Investments for renewable energy, electric power infrastructure rural broadband facilities under ARRA programs may not occur, may be less than anticipated or may be delayed, which would negatively impact demand for our services.

Additionally, the tax incentives provided by the ARRA have a finite duration. Currently, the election to claim the investment tax credit in lieu of the production tax credit is only available for qualified wind facilities placed in service from 2009 to December 31, 2012; the U.S. Treasury grant program was only  applicable to wind and solar projects placed in service in 2010 or 2011 (or after 2011 as long as construction begins in 2010 or 2011 and is completed before the termination date of the credit otherwise available for the property); and the production tax credit is scheduled to expire on December 31, 2012 and will not be available for energy generated from wind facilities placed in service after that date unless the credit program is extended or renewed. It is uncertain whether the investment tax credit or U.S. Treasury grant program will be effective for wind, solar or other renewable energy projects is uncertain, as are any future efforts to extend or renew the production tax credit, the investment tax credit, and/or the U.S. Treasury grant program. Furthermore, the provisions regarding any extension or renewal may not be as favorable as those that currently exist. In addition, we cannot assure you that any extension or renewal of the production tax credit, the investment tax credit, and/or the U.S. Treasury grant program would be enacted prior to its expiration or, if allowed to expire, that any extension or renewal enacted thereafter would be enacted with retroactive effect. We also cannot assure you that the tax laws providing for accelerated and bonus depreciation with respect to wind or solar energy generation assets will not be modified, amended or repealed in the future. If the investment tax credit or the U.S. Treasury grant program are not effective or if the Federal production tax credit is not extended or renewed, or is extended or renewed at a lower rate, the ability of our customers to obtain financing for these projects may be impaired or eliminated. In addition, changes to, or ineffectiveness of, the ARRA incentives could cause wind and solar farms to be less profitable, thereby potentially reducing demand for our wind and solar farm infrastructure construction services. Our revenue and results of operations could be materially adversely affected if demand for our services or the tax incentives were reduced.

Legislative actions and initiatives relating to electric power, renewable energy and telecommunications may fail to result in increased demand for our services.

Demand for our services may not result from renewable energy initiatives. While many states currently have mandates in place that require specified percentages of power to be generated from renewable sources, states could reduce those mandates or make them optional, which could reduce, delay or eliminate renewable energy development in the affected states. Additionally, renewable energy is generally more expensive to produce and may require additional power generation sources as backup. The locations of renewable energy projects are often remote and are not viable unless new or expanded transmission infrastructure to transport the power to demand centers is economically feasible. Furthermore, funding for renewable energy initiatives may not be available, which has been further constrained as a result of tight credit markets. These factors have resulted in fewer renewable energy projects than anticipated and a delay in the construction of these projects and the related infrastructure, which has adversely affected the demand for our services. These factors could continue to result in delays or reductions in projects, which could further negatively impact our business.

The ARRA provides for various stimulus programs, such as grants, loan guarantees and tax incentives, relating to renewable energy, energy efficiency and electric power and telecommunications infrastructure. Some of these programs have expired, which may affect the economic feasibility of future projects. Additionally, while a significant amount of stimulus funds have been awarded, we cannot predict the timing and scope of any investments to be made under stimulus funding or whether stimulus funding will result in increased demand for our services. Investments for renewable energy, electric power infrastructure and telecommunications fiber deployment under ARRA programs may not occur, may be less than anticipated or may be delayed, any of which would negatively impact demand for our services.

Other current and potential legislative or regulatory initiatives may not result in increased demand for our services. Examples include legislation or regulation to require utilities to meet reliability standards, to ease sitting and right-of-way issues for the construction of transmission lines and to encourage installation of new electric power transmission and renewable energy generation facilities. It is not certain whether existing legislation will create sufficient incentives for new projects, when or if proposed legislative initiatives, will be enacted or whether any potentially beneficial provisions will be included in the final legislation.

There are also a number of legislative and regulatory proposals to address greenhouse gas emissions, which are in various phases of discussion or implementation. The outcome of Federal and state actions to address global climate change could negatively affect the operations of our customers through costs of compliance or restraints on projects, which could reduce their demand for our services.

Increases in our health insurance costs could adversely impact our results of operations and cash flows.

The costs of employee health care insurance have been increasing in recent years due to rising health care costs, legislative changes, and general economic conditions. Additionally, we may incur additional costs as a result of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Laws”) that were signed into law in March 2010 and recently upheld by the U.S. Supreme Court.  A continued rise in health care costs or additional costs as a result of the Health Care Reform Laws could have a negative impact on our financial position and results of operations.

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

Our common stock could be delisted from The NASDAQ Global Market if we are not able to satisfy continued listing requirements, and if this were to occur, the price of our common stock and our ability to raise additional capital may be adversely affected and the ability to buy and sell our stock may be less orderly and efficient.

Our common stock is currently listed on the NASDAQ Global Market. Continued listing of a security on the NASDAQ Global Market is conditioned upon compliance with various continued listing standards. There can be no assurance that we will continue to satisfy the requirements for maintaining a NASDAQ Global Market listing.  The standards for continued listing require, among other things, that the closing minimum bid price for the listed securities be at least $1.00 per share for 30 consecutive trading days. The closing bid price for our shares has been less than $1.00 per share since May 11, 2012, and there can be no assurances made that we will satisfy the $1.00 minimum bid price required for continued listing of our common stock on the NASDAQ Global Market.

We received a letter dated June 25, 2012, from The NASDAQ Stock Market LLC, notifying us that during the preceding 30 consecutive business days, the closing bid price of our common stock was below the $1.00 minimum bid price per share required for continued listing on the NASDAQ Global Market.  This notification did not result in the immediate delisting of WPCS’ common stock from the NASDAQ Global Market.

In accordance with NASDAQ rules, WPCS has 180 calendar days, or until December 24, 2012, to regain compliance with the minimum bid price requirement by maintaining a closing bid price of $1.00 per share or higher for a minimum of 10 consecutive business days.  Under the Listing Rules, the NASDAQ staff may exercise its discretion to extend this 10-day period. As of the filing of this Annual Report on 10-K with the SEC, the Company has not regained compliance with the minimum bid price requirement and does not know if it will be able to regain compliance prior to December 24, 2012.  If WPCS does not achieve compliance, NASDAQ will provide notice to WPCS that its common stock is subject to delisting from the NASDAQ Global Market.  If WPCS receives this notice, it may appeal the delisting determination to the NASDAQ Hearing Panel or may apply to transfer the listing of its common stock to the NASDAQ Capital Market if WPCS satisfies all criteria for initial listing on the NASDAQ Capital Market, other than compliance with the minimum bid price requirement.  If such application to the NASDAQ Capital Market is approved, then WPCS may be eligible for an additional grace period of 180 days.  WPCS actively monitors the bid price for its common stock, and if the common stock continues to trade below the minimum bid price required for continued listing, WPCS board of directors will consider its options to regain compliance with the continued listing requirements, including the possibility of a reverse stock split.

If our common stock is delisted from The NASDAQ Stock Market, the Company would be subject to the risks relating to penny stocks.

If our common stock were to be delisted from trading on The NASDAQ Stock Market and the trading price of the common stock were below $5.00 per share on the date the common stock were delisted, trading in our common stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended. These rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock" and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. These additional requirements may discourage broker-dealers from effecting transactions in securities that are classified as penny stocks, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell such securities in the secondary market. A penny stock is defined generally as any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

Our stock price may be volatile, which may result in lawsuits against us and our officers and directors.

The stock market in general and the stock prices of technology and telecommunications companies in particular, have experienced volatility that has often been unrelated to or disproportionate to the operating performance of those companies. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. Between May 1, 2011 and April 30, 2012, our common stock has traded as low as $0.98 and as high as $3.04 per share, based upon information provided by the NASDAQ Global Market. Factors, which could have a significant impact on the market price of our common stock include, but are not limited to, the following:

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

While approximately 19.9% of our revenue was derived from international markets during fiscal 2012, we have expanded the volume of services we provide internationally. Our international operations are presently conducted in China and Australia, but revenues derived from, or the number of countries in which we operate, could expand over the next few years. Economic conditions, including those resulting from wars, civil unrest, acts of terrorism and other conflicts or volatility in the global markets, may adversely affect our customers, their demand for our services and their ability to pay for our services. In addition, there are numerous risks inherent in conducting our business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements applicable to international operations, foreign currency fluctuations, exchange controls and other limits on our ability to repatriate earnings, political, economic and social conditions in foreign countries and complex U.S. and foreign laws and treaties, including tax laws and the U.S. Foreign Corrupt Practices Act (the “FCPA”). These risks could restrict our ability to provide services to international customers or to operate our international business profitably, and our overall business and results of operations could be negatively affected by our foreign activities.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our principal executive office is located in Exton, Pennsylvania. We operate our business under office leases in the following locations:

Location	Operations	Lease Expiration Date	Annual Rent

Exton, Pennsylvania	WPCS International	January 31, 2014	$56,419
Woodinville, Washington	Seattle	December 31, 2012	$64,032
San Leandro, California	Suisun City	March 31, 2013	$14,676
Suisun City, California	Suisun City	February 28, 2014	$76,200
Reno, Nevada	Suisun City	December 31, 2014	$4,920
Sacramento, California	Suisun City	December 31, 2014	$35,712
Jamesburg, New Jersey	Trenton	June 30, 2015	$68,321
South Brisbane, Australia	Australia	July 31, 2012	$20,826
Woombye, Queensland, Australia (1)	Australia	December 1, 2013	$64,333
Nundah, Queensland, Australia	Australia	March 30, 2015	$31,859

(1) We lease our Woombye, Queensland, Australia location from Pride Property Trust, of which the former shareholders of The Pride Group (QLD) Pty Ltd. are the trustees.

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

On or about June 30, 2011, a purported shareholder of the Company filed a derivative and putative class action lawsuit in the Court of Common Pleas of Pennsylvania, Chester County against the Company and its directors, by filing a Summons and Complaint.  The case is Edwin M. McKean v. WPCS International Incorporated, et al., (No Docket number or Judge has been assigned at this time).  In this action, the plaintiff also seeks to enjoin a proposed transaction in which Multiband would acquire all of the outstanding shares of the Company.  The plaintiff’s allegations are substantially similar to the allegations in Rapozo v. WPCS and Shepler v. WPCS discussed above. The plaintiff alleges, among other things, that the consideration to be paid for such acquisition by Multiband is inadequate, and that the individual board members failed to engage in an honest and fair sales process for the Company and failed to disclose material information for the purposes of advancing their own interests over those of the Company and its shareholders.  To that end, the plaintiff asserts a claim for breach of fiduciary duty against the Company’s board of directors.  In the event that the proposed transaction is consummated, the plaintiff seeks money damages.  The plaintiff also asserts a claim against the Company and Multiband for aiding and abetting breach of fiduciary duty for which he seeks unspecified money damages.  On October 18, 2011, the McKean case was consolidated into the Rapozo vs. WPCS case.

WPCS’ time to answer or move with respect to the Complaint in the Rapozo case has not yet expired.  The Company and its directors deny the material allegations of this complaint and intend to vigorously defend this action if necessary, however, as Multiband has announced that it is no longer pursuing the acquisition of WPCS, the Company anticipates that the lawsuit will be dismissed.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is currently traded on the NASDAQ Global Market under the symbol “WPCS.” For the periods indicated, the following table sets forth the high and low sale prices of our common stock as reported by NASDAQ Global Market.

Period	High	Low
Fiscal Year Ended April 30, 2012:
First Quarter	$3.04	$2.23
Second Quarter	3.01	1.57
Third Quarter	2.26	1.47
Fourth Quarter	1.72	0.98
Fiscal Year Ended April 30, 2011:
First Quarter	$3.22	$2.25
Second Quarter	4.74	2.46
Third Quarter	3.29	2.61
Fourth Quarter	2.95	2.20

On July 20, 2012, the closing sale price of our common stock, as reported by the NASDAQ Global Market, was $0.78 per share.  On July 20, 2012, there were 52 holders of record of our common stock, which does not include shares held in street name.

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

Overview

We are a global provider of design-build engineering services for communications infrastructure, with over 375 employees in five (5) operations centers on three continents following the asset sales of our Hartford and Lakewood Operations as described below. We provide our engineering capabilities including wireless communication, specialty construction and electrical power to a diversified customer base in the public services, healthcare, energy and corporate enterprise markets worldwide.

               The global economy depends on efficient voice, data and video communication. Old communication infrastructure needs to be replaced and new technology needs to be implemented. We believe we have the design-build capabilities to address the demand.   For communication infrastructure projects that are significant in scope, we have the ability to offer wireless communication, specialty construction and electrical power.  Because we are technology independent, we can integrate multiple products and services across a variety of communication requirements.  This gives our customers the flexibility to obtain the most appropriate solution for their communication needs on a cost effective basis.  In wireless communication, we can design and deploy all types of wireless systems in a variety of applications. In specialty construction, we have provided services for basic and renewable energy. On the electrical power side, we are capable of all types of commercial and industrial electrical work including the integration of advanced building communications technology for voice and data, life safety, security and HVAC.

Since our inception in 2001, we have grown organically and through strategic acquisitions to establish a presence in addressing the global needs of communications technology.  For the fiscal year ended April 30, 2012, we generated revenues from continuing operations of approximately $92 million, compared to $84 million for the fiscal year ended April 30, 2011.  Our backlog at April 30, 2012 and 2011 was approximately $23.6 million and $40.1 million, respectively, excluding the Hartford and Lakewood Operations as described below.

Recent Developments

On September 1, 2011, we sold the St. Louis Operations and Sarasota Operations to Multiband for $2,000,000 in cash.  Accordingly, all operating results disclosed in this annual report only include the results from continuing operations, and exclude the results for the St. Louis and Sarasota Operations, which are presented as discontinued operations.  The St. Louis and Sarasota Operations were previously reported in the specialty construction and wireless communication segments, respectively. We have also combined the management and operations of the Seattle and Portland Operations for efficiency.

On January 31, 2012, the Company and Multiband ended discussions regarding a merger of the two companies, and we received a break-up fee of $250,000, and ended our strategic alternatives initiative with Multiband.

On July 25, 2012, the Company and the Hartford and Lakewood Operations entered into an asset purchase agreement, pursuant to which the Hartford and Lakewood Operations sold substantially all of their assets and liabilities to two newly-created subsidiaries of of Kavveri  for a purchase price of $5.5 million in cash, subject to adjustment and assumption of their various liabilities.  At closing, we received $4.9 million in cash, and the remaining $600,000 of the purchase price is to be placed into escrow pursuant to the asset purchase agreement. The Company used the proceeds from this sale to repay the full amount outstanding under the Credit Agreement of $4,022,320 as of July 25, 2012. The difference of $876,363 was deposited in our operating cash account.

              The parties agreed to place $350,000 of the purchase price into escrow pending assignment of certain contracts post-closing, with the Company earning those funds upon successful assignment of the contracts. The remaining $250,000 is to be escrowed for purposes of satisfying certain adjustments to the purchase price based on a final net asset valuation to be completed after closing as well as repurchase obligations of certain delinquent accounts receivable.  No later than three days after the final determination of the net asset valuation, the purchasers are required to deposit the $600,000 into escrow. The purchasers have 40 days from closing to provide the Company with their net asset valuation as of the closing date, and the Company has 30 days to review and approve or disagree with such calculations.  If the parties disagree, they have 20 days to resolve any differences, and if they are unable to come to an agreement, the matter will then be submitted to one or more independent, nationally-recognized accounting firms for final determination.

Industry Trends

We focus on markets such as public services, healthcare, energy and international which continue to show growth potential.

●
Public services.  We provide communications infrastructure for public services which include utilities, education, military and transportation infrastructure. We believe there is an active market for communications infrastructure in the public service sector due to the need to create cost efficiencies through the implementation of new communications technology.

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

●
International.  We provide communications infrastructure internationally for a variety of companies and government entities. China is spending on building its internal infrastructure and Australia is upgrading their infrastructure.  Both China and Australia have experienced positive GDP growth rates. Our international revenue represents approximately 20% of consolidated revenue for each of the years ended April 30, 2012 and 2011.

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year.

 In regards to our financial results for the year ended April 30, 2012, we made progress in turning around our financial performance for six of our seven operations centers as compared to the prior fiscal year. Excluding our Trenton Operations, the remaining six operations performed profitably and have generated EBITDA, as adjusted, of approximately $3.0 million, compared to an EBITDA loss of $3.0 million for the same period in the prior year.  EBITDA is defined as earnings before interest, income taxes including noncash charges for deferred tax asset valuation allowances, loss from discontinued operations, acquisition-related contingent earn-out costs, goodwill impairment, one-time charges related to exploring strategic alternatives and depreciation and amortization.  Management uses EBITDA to assess the ongoing operating and financial performance of our company. This financial measure is not in accordance with GAAP and may differ from non-GAAP measures used by other companies.

However, our Trenton Operations experienced significant adjustments to expected profits on four projects this year, which have significantly impacted our consolidated financial results for the year ended April 30, 2012.  The cost estimates and related costs incurred for these four projects increased significantly during fiscal 2012.  In particular, the most significant of these projects is an electrical project that was awarded to the Trenton Operations with a contract value of approximately $14.5 million.  It is estimated that the total cost of this project is approximately $20.5 million.  The fiscal 2012 effect of the revisions in estimated profit on this project resulted in a decrease in gross profit of approximately $6.0 million, and the decrease in gross profit on the other three projects totaled approximately $3.2 million, for an aggregate gross profit reduction of $9.2 million on these four projects for the fiscal year ended April 30, 2012.  As a result, the Trenton Operations generated an EBITDA loss of approximately $11.2 million for the year ended April 30, 2012.

              Including our six remaining profitable operations, corporate expenses and the losses recorded in Trenton, we generated a consolidated EBITDA loss of approximately $11.2 million for the year ended April 30, 2012, compared to an EBITDA loss of $5.9 million for the prior year.

              As a result of the adverse financial performance of the Trenton Operations for the year ended April 30, 2012, we reported a net loss of approximately $20.5 million, which includes a $9.3 million noncash valuation allowance for deferred tax assets. As a result of the significant losses incurred by our Trenton Operations for the year ended April 30, 2012, we re-evaluated our ability to realize our deferred tax assets in light of the change in our current financial performance and as result, established a full valuation allowance on our U.S. Federal and state deferred tax assets. The net loss for the current period loss compares to a net loss of approximately $37 million for the year ended April 30, 2011 which included noncash goodwill impairment charges of $33.5 million and $624,000 of costs associated with our strategic alternatives effort.

            During fiscal years 2011 and 2012, we made management changes, improved estimating and project management procedures, and employed cost reduction strategies, which improved the EBITDA performance in six of our seven operations centers in fiscal 2012. This EBITDA improvement includes the turnaround of our Suisun City Operations, which experienced profit fades on projects in the prior fiscal year.  In our Suisun City Operations, we hired experienced leadership, especially in the project management and estimating roles, which we believe has significantly helped this operation return to EBITDA profitability during fiscal 2012. We are implementing similar strategies in our Trenton Operations, which we believe will lead to this operation performing profitably in fiscal 2013.

            Although the economy has not yet fully recovered and will continue to present challenges for our business, we expect to generate an EBITDA profit in the fiscal year ending April 30, 2013. The markets we serve in public services, healthcare, and energy continue to afford opportunities to grow our business. Two of our most important economic indicators for measuring our future revenue producing capability and demand for our services continue to be our backlog and bid list. For comparative purposes our backlog and bid list for prior periods only includes our continuing operations. Our backlog of unfilled orders from continuing operations was approximately $23.6 million at April 30, 2012, compared to backlog of $40.1 million at April 30, 2011, excluding the Hartford and Lakewood Operations as described above.

           Our bid list, which represents project bids under proposal for new and existing customers, was approximately $86 million at April 30, 2012, compared to approximately $122 million at April 30, 2011, excluding the Hartford and Lakewood Operations as described above.  Our goal is to convert more of these bids into contract awards and increase our backlog in the quarters ahead.

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

Results of Operations for the Fiscal Year Ended April 30, 2012 Compared to Fiscal Year Ended April 30, 2011

Consolidated results for the years ended April 30, 2012 and 2011 were as follows.

	Years Ended
	April 30,
	2012		2011

REVENUE	$92,423,686	100.0%	$84,091,722	100.0%

COSTS AND EXPENSES:
Cost of revenue	83,666,001	90.5%	69,356,446	82.5%
Selling, general and administrative expenses	19,962,272	21.6%	21,276,902	25.3%
Depreciation and amortization	2,258,080	2.4%	2,223,376	2.6%
Goodwill and intangible assets impairment	168,604	0.2%	29,247,012	34.8%
Change in fair value of acquisition-related contingent consideration	83,628	0.1%	217,571	0.3%

Total costs and expenses	106,138,585	114.8%	122,321,307	145.5%

OPERATING LOSS	(13,714,899)	(14.8%)	(38,229,585)	(45.5%)

OTHER EXPENSE (INCOME):
Interest expense	865,093	1.0%	655,845	0.8%
Interest income	(54,245)	(0.1%)	(47,027)	(0.1%)

Loss from continuing operations before income tax provision (benefit)	(14,525,747)	(15.7%)	(38,838,403)	(46.2%)

Income tax provision (benefit)	4,232,168	4.6%	(6,437,430)	(7.7%)

LOSS FROM CONTINUING OPERATIONS	(18,757,915)	(20.3%)	(32,400,973)	(38.5%)

Discontinued operations:
Loss from operations of discontinued operations, net of tax	(779,019)	(0.8%)	(4,604,939)	(5.5%)
Loss from disposal	(1,032,737)	(1.1%)	-	0.0%

Loss from discontinued operations, net of tax	(1,811,756)	(1.9%)	(4,604,939)	(5.5%)

CONSOLIDATED NET LOSS	(20,569,671)	(22.2%)	(37,005,912)	(44.0%)

Net loss attributable to noncontrolling interest	(21,840)	0.0%	(174,491)	(0.2%)

NET LOSS ATTRIBUTABLE TO WPCS	$(20,547,831)	(22.2%)	$(36,831,421)	(43.8%)

Revenue

Revenue for the year ended April 30, 2012 was approximately $92,424,000, as compared to $84,092,000 for the year ended April 30, 2011. The increase in revenue for the year was attributable to organic revenue growth of approximately 9.9% for the year ended April 30, 2012. We experienced revenue growth due to overall growth in our wireless communications and specialty construction segments. One customer in our electrical power segment in our Trenton Operations, Camden County Improvement Authority (CCIA), comprised approximately 11.0% of total revenue in fiscal 2012. For the year ended April 30, 2011, there was no customer that comprised more than 10% of total revenue.

Wireless communication segment revenue for the years ended April 30, 2012 and 2011 was approximately $26,975,000 or 29.2% and $23,862,000 or 28.4% of total revenue, respectively. The increase in revenue was due primarily to increased contract revenue from public safety projects as compared to the same period in the prior year.

Specialty construction segment revenue for the years ended April 30, 2012 and 2011 was approximately $6,080,000 or 6.6% and $4,003,000 or 4.7% of total revenue, respectively. The increase in revenue was attributable to revenue growth from project work performed by our China Operations.

Electrical power segment revenue for the years ended April 30, 2012 and 2011 was approximately $59,369,000 or 64.2% and $56,227,000 or 66.9% of total revenue, respectively. The primary reason for the increase in revenue was due to the CCIA project described above.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs.  Our cost of revenue was approximately $83,666,000 or 90.5% of revenue for the year ended April 30, 2012, compared to $69,356,000 or 82.5% for the prior year.  The dollar and percentage increase in our total cost of revenue is primarily due to increases in cost estimates and related costs incurred on four large projects in our Trenton Operations recorded over the course of fiscal 2012. Cost estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments are made cumulative to the date of the revision. In particular, the most significant of these projects is an electrical project that was awarded to the Trenton Operations with a contract value of approximately $14.5 million. It is estimated that the total cost of this project is approximately $20.5 million.  The fiscal 2012 effect of the revisions in estimated profit on this project resulted in a decrease in gross profit of approximately $6.0 million, and the decrease in gross profit on the other three projects totaled approximately $3.2 million, for an aggregate gross profit reduction of $9.2 million on these four projects for the fiscal year ended April 30, 2012. The revision in estimated profit includes the accrual of losses on these projects. Excluding the effects of the increase in cost due to these four projects in the Trenton Operations, the cost of revenue was approximately 80.6% for the year ended April 30, 2012.  Historically, over the past three prior fiscal years our consolidated cost of revenue as a percentage of revenue has ranged from approximately 73% to 83%. Cost of revenue as a percentage of revenue is expected to vary each period based on the mix of project revenue.

Wireless communication segment cost of revenue and cost of revenue as a percentage of revenue for the years ended April 30, 2012 and 2011 was approximately $20,175,000 and 74.8% and $17,895,000 and 75.0%, respectively. The dollar increase in our cost of revenue is due to the corresponding increase in revenue during the year ended April 30, 2012. The slight decrease in cost of revenue as a percentage of revenue was due primarily to the revenue blend attributable to our existing operations.

Specialty construction segment cost of revenue and cost of revenue as a percentage of revenue for the years ended April 30, 2012 and 2011 was approximately $3,968,000 and 65.3% and $2,769,000 and 69.2%, respectively. The dollar increase in our total cost of revenue is due to the corresponding increase in revenue during the year ended April 30, 2012. The decrease as a percentage of revenue is due primarily to the blend of project revenue attributable to our existing operations.

Electrical power segment cost of revenue and cost of revenue as a percentage of revenue for the years ended April 30, 2012 and 2011 was approximately $59,523,000 and 100.3% and $48,692,000 and 86.6%, respectively. The dollar and percentage increase in our total cost of revenue is primarily due to increases in cost estimates and related costs, including loss accruals, incurred on four large projects in our Trenton Operations as described above. Excluding the effects of the increase in cost due to these projects in the Trenton Operations, the cost of revenue was approximately 84.9% for the year ended April 30, 2012.

Selling, General and Administrative Expenses

For the year ended April 30, 2012, total selling, general and administrative expenses were approximately $19,962,000, or 21.6% of total revenue compared to $21,277,000, or 25.3% of revenue for the prior year. Included in selling, general and administrative expenses for the year ended April 30, 2012 are $11,350,000 for salaries, commissions, payroll taxes and other employee benefits. The $609,000 decrease in salaries and payroll taxes compared to the prior year is due primarily to the lower salaries from cost reduction strategies, as well as lower bonuses. Net professional fees were $1,204,000, which include on-going accounting, legal and investor relations fees of approximately $1,001,000, approximately $203,000 of incremental third party investment banking and legal expenses incurred during the fiscal year related to terminated strategic alternatives effort, offset by a $250,000 break-up fee paid by Multiband regarding the termination of the acquisition of our company. The $806,000 decrease in professional fees compared to the prior year is due primarily to lower net strategic alternatives costs due to the winding down of this effort, and reduced on-going professional service fees for other services compared to the same period in the prior year. Insurance costs were $1,814,000 and rent for office facilities was $840,000. Automobile and other travel expenses were $1,643,000 and telecommunication expenses were $422,000. Other selling, general and administrative expenses totaled $2,689,000.  For the year ended April 30, 2012, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $5,860,000, $876,000 and $10,260,000, respectively, with the balance of approximately $2,966,000 pertaining to corporate expenses.

For the year ended April 30, 2011, total selling, general and administrative expenses were approximately $21,277,000, or 25.3% of total revenue. Included in selling, general and administrative expenses for the year ended April 30, 2011 are $11,959,000 for salaries, commissions, payroll taxes and other employee benefits. Professional fees were $2,010,000, which include accounting, legal and investor relation fees. Insurance costs were $1,949,000 and rent for office facilities was $878,000.  Automobile and other travel expenses were $1,385,000 and telecommunication expenses were $471,000. Other selling, general and administrative expenses totaled $2,624,000.  For the year ended April 30, 2011, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $5,733,000, $727,000 and $10,941,000, respectively, with the balance of $3,876,000 pertaining to corporate expenses.

Depreciation and Amortization

For the years ended April 30, 2012 and 2011, depreciation was approximately $2,028,000 and $1,960,000, respectively.  The small increase in depreciation is due to the purchase of property and equipment. The amortization of customer lists and backlog for the year ended April 30, 2012 was $230,000 as compared to $263,000 for the same period of the prior year. The net decrease in amortization was due primarily to certain customer lists and backlog being fully amortized in the prior year compared to the current year. All customer lists are amortized over a period of three to nine years from the date of their acquisitions. Backlog is amortized over a period of one to three years from the date of acquisition based on the expected completion period of the related contracts.

Goodwill and Intangible Assets Impairment

For the fiscal year ended April 30, 2011, we recorded a total goodwill impairment charge of $33,501,509. Based on a combination of factors that occurred in the second quarter of fiscal 2011, including the operating results and the transition of the former management team in our Suisun City reporting unit, management concluded that an interim goodwill impairment triggering event had occurred, and accordingly performed a testing of the carrying value of the goodwill for the Suisun City reporting unit.  After this testing, management concluded that the carrying value of the Suisun City reporting unit exceeded the fair value of this reporting unit. The implied fair value of the goodwill of the Suisun City reporting unit was calculated by allocating the fair values of substantially all of its individual assets, liabilities and identified intangible assets as if Suisun City had been acquired in a business combination, resulting in a noncash goodwill impairment charge of $6.9 million for Suisun City.

  As a result of performing our annual step one test for goodwill impairment, we determined that, except for the carrying value of Pride, included within the Australia Operations reporting unit, the carrying value of all other reporting units exceeded its respective fair values, or failing the first step of the goodwill impairment test.  As a result, we recorded an additional estimated noncash goodwill impairment charge of $26,601,509 in the fourth quarter of the year ended April 30, 2011.  We completed the second step of the goodwill impairment test in the second fiscal quarter of fiscal 2012, which included calculating an implied fair value of the goodwill of the reporting units, by allocating the fair values of substantially all of its individual assets, liabilities and identified intangible assets, as if the reporting units had been acquired in a business combination. The completion of this second step did not result in an adjustment to the goodwill impairment charge previously recorded in fiscal 2011.

We performed our annual step one goodwill impairment test for Pride as of April 30, 2012.  Based on our testing, we determined that the Pride goodwill was not impaired.

At April 30, 2012, we determined that the customer lists for Hartford and Trenton reporting units were impaired due to projected future operating performance.  As a result, we recorded an impairment charge related to these customer lists of $168,604.At April 30, 2011, we determined that the customer lists for certain of the Australia operations, Portland, Sarasota and Suisun City reporting units were impaired due to projected future operating performance, competition and challenging economic conditions.  As a result, we recorded an impairment charge related to these customer lists of $868,776. These impairment charges are noncash charges that do not impact our consolidated cash flows or adjusted EBITDA.

Change in Fair Value of Acquisition-Related Contingent Consideration

For the years ended April 30, 2012 and 2011, the change in fair value of acquisition-related contingent consideration was approximately $84,000 and $218,000, respectively.  The change in fair value of acquisition-related contingent consideration is due to the noncash expense recorded for the change in fair value of future payments of acquisition-related contingent consideration related to the Pride acquisition.  In connection with the acquisition of Pride on November 1, 2009, we were to pay additional purchase price to the former Pride shareholders upon the achievement of an earnings before interest and taxes (EBIT) target. We were required to pay acquisition-related contingent consideration to the former Pride shareholders of $919,488 if Pride’s EBIT for the twelve month period ended October 31, 2011 exceeded $1,103,386. Pride achieved the contingent consideration target and we paid the contingent consideration of $1,047,732, including foreign currency exchange fluctuations for the year ended April 30, 2012.

Interest Expense and Interest Income

For the years ended April 30, 2012 and 2011, interest expense was approximately $865,000 and $656,000, respectively. The increase in interest expense is due primarily to (1) an increase in interest expense as a result of the payment of additional fees during the fiscal year related to the forbearance agreement under the former loan agreement with Bank of America N.A. (BOA), and the amortization of additional debt issuance costs due to the reduction in our revolving line of credit from $12,000,000 to $6,500,000 for the year ended April 30, 2012; offset by (2) a decrease in the total borrowings outstanding under the lines of credit with BOA and Sovereign over the course of the fiscal year ended April 30, 2012 compared to the same period in the prior year.  As of April 30, 2012, there was $4,964,140 of total borrowings outstanding under the Credit Agreement with Sovereign compared to total borrowings of $7,000,000 under the loan agreement with BOA as of April 30, 2011.

           For the years ended April 30, 2012 and 2011, interest income was approximately $54,000 and $47,000, respectively. The increase in interest earned is due principally to an increase in interest income in our Australia Operations compared to the same period in the prior year.

Income Taxes

For the year ended April 30, 2012, the income tax rate related to continuing operations was -29.1% as compared to the effective tax rate of 16.6% for the year ended April 30, 2011.  The difference is primarily due to the tax effect of discrete items such as recording an increase to the valuation allowance of approximately $9.3 million against the net deferred U.S. Federal and state deferred tax assets for the year ended April 30, 2012. The estimated effective income tax rate differs from the expected Federal income tax rate of 34.0% primarily due to the effects of valuation allowances for Federal and state income taxes as well as permanent differences. For the year ended April 30, 2011, the actual income tax rate related to continuing operations was 16.6% as compared to the expected Federal income tax rate of 34% due primarily to permanent differences relating to impairment of goodwill charge.

Loss from Discontinued Operations

 As a result of the sale of the St. Louis and Sarasota Operations to Multiband on September 1, 2011, we recorded the financial results of these operations as discontinued operations. For the year ended April 30, 2012, we recorded a loss from discontinued operations of approximately $1,812,000, compared to loss of approximately $4,605,000 for the year ended April 30, 2011. Included in  the loss from discontinued operations, there is a loss on disposal of approximately $1,033,000 from these two operation centers on September 1, 2011 and includes approximately $304,000 of expenses directly associated with the sale of the St. Louis and Sarasota Operations.

Net Loss Attributable to WPCS

The net loss attributable to WPCS was approximately $20,548,000 for the year ended April 30, 2012. Net loss was net of Federal and state income tax provision of approximately $4,232,000. The net loss attributable to WPCS was primarily due to the operating losses in our Trenton Operations and the additional tax expenses related to the valuation allowance on deferred tax assets described above.

The net loss attributable to WPCS was approximately $36,831,000 for the year ended April 30, 2011. Net loss was net of Federal and state income tax benefit of approximately $6,437,000.

Liquidity and Capital Resources

At April 30, 2012, we had a working capital deficiency of approximately $1.1 million, which consisted of current assets of approximately $28,557,000 and current liabilities of $29,687,000. The decrease in working capital during fiscal 2012 was due primarily to the operating loss in our Trenton Operations from the project losses described above which absorbed much of our liquidity and capital resources.  As a result, we sold the assets of the Hartford and Lakewood Operations to repay amounts outstanding under our Credit Agreement and to help replace some of the liquidity lost from the Trenton operating loss.

  Management believes the combination of the capital generated from the asset sale; expected future borrowings under the Credit Agreement, additional short-term financing commitments, expected future operating income, and operating expense management will provide sufficient capital to meet our liquidity and capital resources requirements for the next twelve months.  Our cash and cash equivalents balance at April 30, 2012 of $811,000 included $804,000 of cash in our Australia Operations associated with our permanent reinvestment strategy. Subject to the working capital needs of Australia, there is approximately $770,000 of loans due from Australia that could be repaid to the Company in the future to help with domestic debt or working capital obligations.

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

Operating activities used approximately $1,194,000 in cash for the year ended April 30, 2012. The sources of cash from operating activities total approximately $13,003,000, comprised of a $1,357,000 decrease in income taxes receivable, a $2,287,000 decrease in costs and estimated earnings in excess of billings on uncompleted contracts, a $415,000 decrease in inventory, a $1,588,000 increase in billings in excess of costs and estimated earnings on uncompleted contracts, and a $7,356,000 increase in accounts payable and accrued expenses. The uses of cash from operating activities total approximately $14,197,000, comprised of an approximately $11,325,000 net loss (excluding approximately $9,245,000 in net noncash charges), a $2,098,000 increase in accounts receivable, a $687,000 increase in prepaid expenses and other current assets, a $53,000 decrease in deferred revenue, a $28,000 increase in other assets,  and $6,000 increase in prepaid taxes.

Our investing activities provided cash of approximately $252,000 in cash during the year ended April 30, 2012.  Investing activities include total proceeds of $2,000,000, from the sale of the St. Louis and Sarasota Operations, net of approximately $304,000 of direct transaction costs, which was used to partially repay amounts outstanding under our line of credit with BOA included under financing activities.  These net proceeds were offset by the payment of approximately $1,043,000 for the second contingent earnout payment related to the acquisition of Pride, and $406,000 used for acquiring property and equipment during the year ended April 30, 2012.

Our financing activities used cash of approximately $3,051,000 during the year ended April 30, 2012.  Financing activities include repayments under the former line of credit with BOA of $7,000,000.  The repayment sources for the BOA loan include $2,000,000 from funds received from the sale of our St. Louis and Sarasota Operations, $1,100,000 from Internal Revenue Service income tax refunds, and $2,428,000 from initial funds provided from the new Credit Agreement with Sovereign, with the balance from other cash provided from operations. Additional financing activities include total borrowings under the Credit Agreement with Sovereign of approximately $4,964,000, offset by debt issuance costs paid of $704,000, a $210,000 net repayment to our joint venture partner in the normal course of business offset by interest accrual, and repayments of previous loans payable and capital lease obligations of approximately $101,000.

Sovereign Bank Credit Agreement

On January 27, 2012, we entered into the Credit Agreement with Sovereign, which was amended on May 3, 2012. The Credit Agreement provides for a revolving line of credit in an amount not to exceed $6,500,000, together with a letter of credit facility not to exceed $2,000,000. Pursuant to the Credit Agreement, we granted a security interest to Sovereign in all of the assets of our United States subsidiaries.  In addition, pursuant to a collateral pledge agreement, we pledged 100% of our ownership in the domestic subsidiaries and 65% of our ownership in WPCS Australia Pty Ltd.  We used the initial funds provided by the loan, in the gross amount of $2,837,668 to repay the existing loan of $2,428,491 to BOA, which loan agreement was terminated in connection with the Credit Agreement and the remaining $409,177 for fees and expenses in connection with the Credit Agreement. We paid a loan commitment fee of $60,000 and will pay a monthly unused commitment fee during the term of the Credit Agreement of 0.375%. In addition, we shall pay Sovereign a collateral monitoring fee of $1,000 per month during the term of the Credit Agreement and 2.25% per annum on the face amount of each letter of credit issued by Sovereign. The Credit Agreement will expire on January 26, 2015.

Pursuant to the terms of the amended Credit Agreement, we are permitted to borrow under the revolving credit line, under a Borrowing Base equal to the lesser of (i) $6,500,000 less the letter of credit amount, or (ii) the sum of (a) 80% of Eligible Accounts Receivable plus (b) the lesser of $750,000 or 40% of Eligible Inventory, minus (c) the letter of credit amount minus (d) such reserves, in such amounts and with respect to such matters, as Sovereign may deem reasonably proper and necessary from time to time at its own discretion.  Borrowings under the Credit Agreement may be used for general corporate purposes, for permitted acquisitions, for working capital and for related fees and expenses.  As of April 30, 2012, the total amount available to borrow under the Credit Agreement was $5,802,580, and the total amount outstanding was $4,964,140, resulting in net availability for future borrowings of $838,440. At April 30, 2012, the interest rate applicable to revolving loans under the Credit Agreement was LIBOR plus an interest margin of 2.75%, or 3.0228%. Currently, the interest rate applicable to revolving loans under the Credit Agreement is the prime rate (3.25%) plus 2.00%, or 5.25%.

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

The Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default. Principal covenants include (a) Fixed Charge Coverage Ratio of not less than 1.2 to 1.0, measured as of April 30, 2012 and as of each fiscal quarter end thereafter, in each case on a trailing two (2) quarter basis; and (b) Leverage Ratio of not more than 1.75 to 1.0, measured as of each fiscal quarter end.  Due to the operating losses for the third and fourth quarters of our fiscal year ended April 30, 2012, we did not meet the Fixed Charge Coverage Ratio of 1.2 to 1.0, when first required to be measured for the two quarters ended April 30, 2012, and Leverage Ratio of not more than 1.75 to 1.0 at April 30, 2012, and we are currently in default under the Credit Agreement.

Although Sovereign has not demanded current payment on the amounts outstanding, our obligations under the Credit Agreement may be accelerated as a result of the event of default under the Credit Agreement. While we and Sovereign have commenced discussions concerning the Credit Agreement and the events of default, there can be no assurance that we and Sovereign will come to any agreement regarding repayment, future forbearance terms, waiver and/or modification of the Credit Agreement and/or the default of the financial covenants.  If Sovereign decided to demand repayment of the existing loans under the Credit Agreement, it would have a serious adverse effect on our business, operations and future prospects.

 Hartford and Lakewood Operations Asset Sales

On July 25, 2012, the Company and the Hartford and Lakewood Operations entered into an asset purchase agreement, pursuant to which the Hartford and Lakewood Operations sold substantially all of their assets to two newly-created subsidiaries of Kavveri for a purchase price of $5.5 million in cash, subject to adjustment, and the assumption of their various liabilities.  At closing, we received $4.9 million in cash, and the remaining $600,000 of the purchase price is placed in escrow pursuant to the asset purchase agreement. We used the proceeds from this sale to repay the full amount outstanding under the Credit Agreement of $4,022,320 as of July 25, 2012.  The difference of $876,363 was deposited in our operating cash account.

The parties agreed to place $350,000 of the purchase price into escrow pending assignment of certain contracts post-closing, with our earning those funds upon successful assignment of the contracts. The remaining $250,000 is to be escrowed for purposes of satisfying certain adjustments to the purchase price based on a final net asset valuation to be completed after closing as well as repurchase obligations of certain delinquent accounts receivable. No later than three days after the final determination of the net asset valuation, the purchasers are required to deposit the $600,000 into escrow.  The purchasers have 40 days from closing to provide us with their net asset valuation as of the closing date, and we have 30 days to review and approve or disagree with such calculations.  If the parties disagree, they have 20 days to resolve any differences, and if they are unable to come to an agreement, the matter will then be submitted to one or more independent, nationally-recognized accounting firms for final determination.

Short-Term Commitments with Zurich

On July 12, 2012, we executed a Surety Financing and Confession of Judgment Agreement (Zurich Agreement) with Zurich American Insurance Company (Zurich).   Under the terms of the Zurich Agreement, Zurich will advance us up to $888,000 in weekly payments to provide financial advances for the payment of labor and labor-related benefits to assist in completing the project contract with CCIA for work at the Cooper Medical Center in New Jersey (the Owner or Cooper Project).  The Cooper Project is the $14.5 million project being completed by our Trenton Operations as described previously.  Zurich and its affiliate Fidelity and Deposit Company of Maryland, as surety, have issued certain performance and payment bonds on behalf of the Owner in regard to our work on this project. We will repay Zurich the financial advances pursuant to the following repayment schedule:  (1) $397,000 on or about August 3, 2012; and (2) $491,000 on or about September 7, 2012.  As a condition precedent to any financial advance, WPCS executed two letters which are currently being held by Zurich: (1) a letter to the Owner voluntarily terminating its contract for reason of our default and assigning the contract to Zurich, and (2) a letter of direction to the Owner.  The letters may be forwarded to the owner of the Cooper Project in an event of Default. An event of default under the Zurich Agreement includes: (a) our failure to make repayments to Zurich in accordance with the repayment schedule; (b) Zurich, at our request, advances more than $888,000; (c) Zurich pays any of our vendors, subcontractors, suppliers or material men pursuant to Zurich’s obligations under its payment bond or any other reason; or (d) we use any of the funds advanced to us by Zurich for any reason other than the payment of labor and labor benefits incurred in regard to the Cooper Project.

Short-Term Commitments with the China Operations

  The China Operations has outstanding loans due within the next twelve months to our joint venture partner, Taian Gas Group (TGG), of approximately $3,315,000. We expect TGG to renew any remaining unpaid loan balances in its continued support of the China Operations consistent with historical practice.

Other Sources of Capital

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

Backlog

As of April 30, 2012, we had a backlog of unfilled orders of approximately $23.6 million compared to approximately $40.1 million at April 30, 2011, excluding the Hartford and Lakewood Operations. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is an executed written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments which may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

Based on a combination of factors that occurred in the second quarter of fiscal 2011, including the operating results and the transition of the former management team in our Suisun City reporting unit, management concluded that an interim goodwill impairment triggering event had occurred and, accordingly, performed a testing of the carrying value of $7.9 million of goodwill for the Suisun City reporting unit.  After this testing, management concluded that the carrying value of the Suisun City reporting unit exceeded the fair value of this reporting unit.  The implied fair value of the goodwill of the Suisun City reporting unit was calculated by allocating the fair values of substantially all of its individual assets, liabilities and identified intangible assets as if Suisun City had been acquired in a business combination and a result, we recorded a noncash goodwill impairment charge of $6.9 million for Suisun City.

As a result of performing our annual step one test for goodwill impairment, we determined that, except for the carrying value of Pride, included within the Australia Operations reporting unit, the carrying value of all other reporting units exceeded its respective fair values, thus failing the first step of the goodwill impairment test.  Accordingly, we performed the second step of the goodwill impairment analysis and determined the estimated fair value of the impaired reporting units’ goodwill using Level 3 measurement as defined in the ASC.  The Level 3 measurements were based on significant inputs for each reporting unit not observable in the market using a discounted cash flow valuation technique, which includes an estimated discount rate range of 15.5% to 17.3%, future short and long term revenue growth rates ranging from using 0% to 3%, gross margins ranging from 10% to 35%, and selling general and administrative expenses at 5% to 29% of revenue.  As a result, we recorded estimated noncash goodwill impairment charges of $26,601,509 in the fourth quarter of the year ended April 30, 2011. We completed the second step of the goodwill impairment test in the second fiscal quarter of fiscal 2012, which included calculating an implied fair value of the goodwill of the reporting units, by allocating the fair values of substantially all of its individual assets, liabilities and identified intangible assets, as if the reporting units had been acquired in a business combination. The completion of this second step did not result in an adjustment to the goodwill impairment charge previously recorded in fiscal 2011.

We performed our annual step one goodwill impairment test for Pride as of April 30, 2012.  Based on our testing, we determined that the Pride goodwill was not impaired.

At April 30, 2012, we determined that the customer lists for the Hartford and Trenton reporting units were impaired due to projected future operating performance. As a result, we recorded impairment charges regarding these customer lists of $168,604.  At April 30, 2011, we determined that the customer lists for certain of the Australia operations, Portland, Sarasota, St. Louis and Suisun City reporting units were impaired due to projected future operating performance. As a result, we recorded impairment charges regarding these customer lists of $868,776. For these impairment charges, we used a discounted cash flow valuation technique to determine that the carrying value of these customer lists exceeded the fair value.  These impairment charges are noncash charges that do not impact our consolidated cash flows or adjusted EBITDA.

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

               On a periodic basis, we evaluate our ability to realize our deferred tax assets net of deferred tax liabilities and adjust such amounts in light of changing facts and circumstances, including but not limited to our level of past and future taxable income, and the current and future expected utilization of tax benefit carryforwards.  We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is required to reduce the net deferred tax assets to the amount that is more likely than not to be realized in future periods. We consider past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Our forecast of expected future taxable income is based over such future periods that we believe can be reasonably estimated.  As a result of the significant losses incurred by our Trenton Operations for the year ended April 30, 2012, we re-evaluated our ability to realize our net deferred tax assets in light of the change in our current financial performance. As a result of this analysis, we established a full valuation allowance on our U.S. Federal and state deferred tax assets of approximately $10.6 million as of April 30, 2012, an increase of $9.3 million from April 30, 2011.  We will continue to evaluate the realization of our deferred tax assets and liabilities on a periodic basis, and will adjust such amounts in light of changing facts and circumstances.

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

We have numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. Cost estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision.  Significant management judgments and estimates, including the estimated cost to complete projects, which determines the project’s percent complete, must be made and used in connection with the revenue recognized in the accounting period. Current estimates may be revised as additional information becomes available. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated. For the year ended April 30, 2012, we have provided for aggregate loss provisions of approximately $1,887,000 related to the anticipated losses on long-term contracts.

The length of our contracts varies. Assets and liabilities related to long-term contracts are included in current assets and current liabilities as they will be liquidated in the normal course of contract completion, although this may require more than one year.

We record revenue and profit from short-term contracts for our China Operations under the completed contract method, whereas income is recognized only when a contract is completed or substantially completed. Accordingly, during the period of performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work.  Our decision is based on the short-term nature of the work performed, and the cultural differences in conducting business in China.

We also recognize certain revenue from short-term contracts when equipment is delivered or the services have been provided to the customer.  For maintenance contracts, revenue is recognized ratably over the service period.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05 (ASU 2011-05), Presentation of Comprehensive Income, which eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity and requires the presentation of net income and other comprehensive income to be in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 does not change the components that are recognized in net income or other comprehensive income. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from accumulated other comprehensive income to net income while the FASB further deliberates this aspect of the standard. ASU 2011-05, as amended by ASU 2011-12, will be effective May 1, 2012, for us; however, early adoption is permitted. We currently present a separate statement of comprehensive income.

In September 2011, the FASB issued ASU 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan (ASU 2011-09). ASU 2011-09 requires that employers provide additional annual quantitative and qualitative disclosures on multi-employer pension plans including information on the plan name, employer’s contributions to the plan, the financial health of the plan including funding status, and the nature of employer commitments to the plan.  ASU 2011-09 is effective for annual periods for fiscal years that end after December 15, 2011, with early adoption allowed. We make contributions to several multiemployer benefit plans as required under certain of its union agreements.  Included in Note 8 are the disclosures about these multiemployer benefits plans as required under the new pronouncement.  This pronouncement had no impact on our financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-11 (ASU 2011-11), Disclosures about Offsetting Assets and Liabilities, where entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. These disclosures assist users of financial statements in evaluating the effect or potential effect of netting arrangements on a company’s financial position. We are required to apply the amendments for annual reporting periods beginning on or after January 1, 2013 (May 1, 2013 for us). We do not expect the provisions of ASU 2011-11 to have a material impact on our consolidated financial statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of April 30, 2012 and 2011	F-3 – F-4

Consolidated Statements of Operations for the years ended April 30, 2012 and 2011	F-5

Consolidated Statements of Comprehensive Loss for the years ended April 30, 2012 and 2011	F-6

Consolidated Statements of Equity for the years ended April 30, 2012 and 2011	F-7 – F-8

Consolidated Statements of Cash Flows for the years ended April 30, 2012 and 2011	F-9 – F-11

Notes to Consolidated Financial Statements	F-12 – F-36

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
WPCS International Incorporated

We have audited the accompanying consolidated balance sheets of WPCS International Incorporated and Subsidiaries as of April 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WPCS International Incorporated and Subsidiaries as of April 30, 2012 and 2011, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company is in default of certain covenants of their credit agreement and has incurred operating losses, negative cash flows from operating activities and has a working capital deficiency as of April 30, 2012. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with respect to these matters are also discussed in Note 1 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ J.H. COHN LLP

 Eatontown, New Jersey

  July 30, 2012

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,
ASSETS	2012	2011

CURRENT ASSETS:

Cash and cash equivalents	$811,283	$4,879,106
Accounts receivable, net of allowance of $1,794,729 and $1,662,168 at
April 30, 2012 and 2011, respectively	22,343,304	22,474,024
Costs and estimated earnings in excess of billings on uncompleted contracts	1,340,379	4,669,012
Inventory	1,475,266	1,972,905
Prepaid expenses and other current assets	2,142,191	1,413,151
Prepaid income taxes	137,279	173,700
Income taxes receivable	-	1,166,225
Deferred tax assets	307,550	2,621,329
Total current assets	28,557,252	39,369,452

PROPERTY AND EQUIPMENT, net	4,309,450	6,035,353

OTHER INTANGIBLE ASSETS, net	382,852	803,171

GOODWILL	1,930,826	2,044,856

DEFERRED TAX ASSETS	243,999	2,675,511

OTHER ASSETS	371,020	134,654

Total assets	$35,795,399	$51,062,997

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND EQUITY	April 30,	April 30,
	2012	2011

CURRENT LIABILITIES:

Current portion of loans payable	$143,514	$35,724
Income taxes payable	194,963	-
Borrowings under line of credit	4,964,140	7,000,000
Current portion of capital lease obligations	15,465	54,496
Accounts payable and accrued expenses	16,669,621	10,249,503
Billings in excess of costs and estimated earnings on uncompleted contracts	3,594,193	2,039,117
Deferred revenue	790,270	792,414
Due joint venture partner	3,314,708	3,415,641
Acquisition-related contingent consideration	-	1,008,200
Total current liabilities	29,686,874	24,595,095

Loans payable, net of current portion	223,561	10,554
Capital lease obligations, net of current portion	-	15,465
Total liabilities	29,910,435	24,621,114

COMMITMENTS AND CONTINGENCIES

EQUITY: WPCS equity:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued	-	-
Common stock - $0.0001 par value, 25,000,000 shares authorized, 6,954,766
shares issued and outstanding at April 30, 2012 and 2011	695	695
Additional paid-in capital	50,477,543	50,433,626
Accumulated deficit	(47,143,662)	(26,595,831)
Accumulated other comprehensive income on foreign currency translation, net of
tax effects of $0 and $185,060 at April 30, 2012 and 2011, respectively	1,433,066	1,564,965

Total WPCS equity	4,767,642	25,403,455

Noncontrolling interest	1,117,322	1,038,428

Total equity	5,884,964	26,441,883

Total liabilities and equity	$35,795,399	$51,062,997

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	April 30,
	2012	2011
		(Note 1)
REVENUE	$92,423,686	$84,091,722

COSTS AND EXPENSES:
Cost of revenue	83,666,001	69,356,446
Selling, general and administrative expenses	19,962,272	21,276,902
Depreciation and amortization	2,258,080	2,223,376
Goodwill and intangible assets impairment	168,604	29,247,012
Change in fair value of acquisition-related contingent consideration	83,628	217,571

	106,138,585	122,321,307

OPERATING LOSS	(13,714,899)	(38,229,585)

OTHER EXPENSE (INCOME):
Interest expense	865,093	655,845
Interest income	(54,245)	(47,027)

Loss from continuing operations before income tax provision (benefit)	(14,525,747)	(38,838,403)

Income tax provision (benefit)	4,232,168	(6,437,430)

LOSS FROM CONTINUING OPERATIONS	(18,757,915)	(32,400,973)

Discontinued operations:
Loss from operations of discontinued operations, net of
tax of $290,532 and ($1,501,000), respectively	(779,019)	(4,604,939)
Loss from disposal	(1,032,737)	-

Loss from discontinued operations, net of tax	(1,811,756)	(4,604,939)

CONSOLIDATED NET LOSS	(20,569,671)	(37,005,912)

Net loss attributable to noncontrolling interest	(21,840)	(174,491)

NET LOSS ATTRIBUTABLE TO WPCS	$(20,547,831)	$(36,831,421)

Basic and diluted net loss per common share attributable to WPCS:
Loss from continuing operations attributable to WPCS	$(2.69)	$(4.64)
Loss from discontinued operations attributable to WPCS	(0.26)	(0.66)
Basic and diluted net loss per common share attributable to WPCS	$(2.95)	$(5.30)

Basic and diluted weighted average number of common shares outstanding	6,954,766	6,954,766

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended
	April 30,
	2012	2011
Consolidated net loss	$(20,569,671)	$(37,005,912)
Other comprehensive income (loss) - foreign currency
translation adjustments, net of tax effects of	(31,165)	1,206,768
($185,060), and $51,412, respectively
Comprehensive loss	(20,600,836)	(35,799,144)

Comprehensive income (loss) attributable to noncontrolling interest	78,894	(134,572)
Comprehensive loss attributable to WPCS	$(20,679,730)	$(35,664,572)

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

							Accumulated
							Other
						Retained	Compre-
					Additional	Earnings	hensive
	Preferred Stock		Common Stock		Paid-In	(Accumulated	Income,	WPCS	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit)	net of taxes	Equity	Interest	Equity

BALANCE, MAY 1, 2010	-	$-	6,954,766	$695	$50,346,655	$10,235,590	$398,116	$60,981,056	$1,173,000	$62,154,056

Stock-based compensation	-	-	-	-	86,971	-	-	86,971	-	86,971

Other comprehensive income	-	-	-	-	-	-	1,166,849	1,166,849	39,919	1,206,768

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	-	-	(174,491)	(174,491)

Net loss attributable to WPCS	-	-	-	-	-	(36,831,421)	-	(36,831,421)	-	(36,831,421)

BALANCE, APRIL 30, 2011	-	$-	6,954,766	$695	$50,433,626	$(26,595,831)	$1,564,965	$25,403,455	$1,038,428	$26,441,883

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)

							Accumulated
							Other Compre-
							hensive
					Additional		Income		Non-
	Preferred Stock		Common Stock		Paid-In	Accumulated	(loss), net of	WPCS	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	taxes	Equity	Interest	Equity

BALANCE, MAY 1, 2011	-	$-	6,954,766	$695	$50,433,626	$(26,595,831)	$1,564,965	$25,403,455	$1,038,428	$26,441,883

Stock-based compensation	-	-	-	-	43,917	-	-	43,917	-	43,917

Other comprehensive income (loss)	-	-	-	-	-	-	(131,899)	(131,899)	100,734	(31,165)

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	-	-	(21,840)	(21,840)

Net loss attributable to WPCS	-	-	-	-	-	(20,547,831)	-	(20,547,831)	-	(20,547,831)

BALANCE, APRIL 30, 2012	-	$-	6,954,766	$695	$50,477,543	$(47,143,662)	$1,433,066	$4,767,642	$1,117,322	$5,884,964

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	April 30,
	2012	2011
OPERATING ACTIVITIES :
Consolidated net loss	$(20,569,671)	$(37,005,912)

Adjustments to reconcile consolidated net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,326,018	2,754,961
Loss from disposition of operations	1,032,737
Stock-based compensation	43,917	86,971
Provision for doubtful accounts	840,062	1,603,696
Amortization of debt issuance costs	436,737	204,261
Goodwill and intangible assets impairment	168,604	34,370,285
Change in the fair value of acquisition-related contingent consideration	83,628	217,571
Loss (gain) on sale of fixed assets	108,517	(78,694)
Deferred income taxes	4,204,824	(6,699,305)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,097,864)	2,584,156
Costs and estimated earnings in excess of billings on uncompleted contracts	2,287,393	4,210,816
Inventory	414,713	474,143
Prepaid expenses and other current assets	(687,518)	(699,490)
Income taxes receivable	1,357,039	(1,274,807)
Prepaid taxes	(5,769)	(173,700)
Other assets	(27,992)	29,617
Accounts payable and accrued expenses	7,355,969	(941,272)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,587,550	173,638
Deferred revenue	(53,187)	274,646
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,194,293)	111,581

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended
	April 30,
	2012	2011
INVESTING ACTIVITIES:
Acquisition of property and equipment, net of disposition	$(405,632)	$(1,193,647)
Acquisition of businesses, net of cash received	(1,043,006)	(1,022,003)
Proceeds from sale of operations, net of transaction costs	1,701,062	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	252,424	(2,215,650)

FINANCING ACTIVITIES:
Debt issuance costs	(704,319)	-
Borrowings under lines of credit	4,964,140	1,373,944
Repayments of lines of credit borrowings	(7,000,000)	-
Repayments of loans payable	(47,074)	(66,812)
Repayments to joint venture partner	(209,562)	(42,923)
Repayments of capital lease obligations	(54,496)	(81,950)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,051,311)	1,182,259

Effect of exchange rate changes on cash	(74,643)	216,607

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,067,823)	(705,203)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	4,879,106	5,584,309
CASH AND CASH EQUIVALENTS, END OF THE YEAR	$811,283	$4,879,106

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended April 30,
	2012	2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$428,450	$451,681
Income taxes	$61,383	$173,700
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of notes for property and equipment	$470,906	$0

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - LIQUIDITY AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of WPCS International Incorporated (WPCS) and its wholly and majority-owned subsidiaries, as follows, collectively referred to as “we”, “us” or the "Company".  United States-based subsidiaries include WPCS Incorporated, WPCS International – Suisun City, Inc. (Suisun City Operations), WPCS International – Lakewood, Inc. (Lakewood Operations), WPCS International – Hartford, Inc. (Hartford Operations), WPCS International – Trenton, Inc. (Trenton Operations), WPCS International – Seattle, Inc. (Seattle Operations), and WPCS International – Portland, Inc. (Portland Operations).   International operations include WPCS Asia Limited, 60% of Taian AGS Pipeline Construction Co. Ltd. (China Operations), and WPCS Australia Pty Ltd, WPCS International – Brisbane, Pty Ltd., WPCS International – Brendale, Pty Ltd., and The Pride Group (QLD) Pty Ltd. (Pride), (collectively, Australia Operations).

The Company provides design-build engineering services that focus on the implementation requirements of communications infrastructure.  The Company provides its engineering capabilities including wireless communication, specialty construction and electrical power to the public services, healthcare, energy and corporate enterprise markets worldwide.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At April 30, 2012, the Company had cash and cash equivalents of $811,283 and a working capital deficiency of $1,129,622, which consisted of current assets of $28,557,252 and current liabilities of $29,686,874. Current liabilities include $4,964,140 of total borrowings outstanding under the Company’s Credit Agreement with Sovereign. The Credit Agreement matures on January 26, 2015.

The Company expects to meet its cash requirements through a combination of the capital generated from the asset sales described below, borrowings under the Credit Agreement described below, working capital balances, other short-term financing commitments, operating expense management and expected future operating income.

As further described in Note 6, “Debt”, on January 27, 2012, WPCS and its United States-based subsidiaries Suisun City Operations, Seattle Operations, Portland Operations, Hartford Operations, Lakewood Operations, and Trenton Operations (collectively, the Subsidiaries),  entered into a loan and security agreement (the Credit Agreement) with Sovereign Bank, N.A. (Sovereign), which was amended on May 3, 2012. The Credit Agreement provides for a revolving line of credit in an amount not to exceed $6,500,000. Pursuant to the Credit Agreement, the Company and these subsidiaries granted a security interest to Sovereign in all of their assets.  In addition, pursuant to a collateral pledge agreement, WPCS pledged 100% of its ownership in the domestic subsidiaries and 65% of its ownership in WPCS Australia Pty Ltd. The Company used the initial funds provided by the loan, to repay the existing loan of $2,428,491 to Bank of America, N.A. (BOA), which loan agreement was terminated in connection with the Credit Agreement. As of April 30, 2012, the total amount available to borrow under the Credit Agreement was $5,802,580, and the total amount outstanding was $4,964,140, resulting in net availability for future borrowings of $838,440.

Due to the operating losses generated by its Trenton Operations in fiscal 2012, on May 3, 2012, the Company entered into the First Amendment to Loan and Security Agreement (the Amendment) to the Credit Agreement with Sovereign.  The Amendment reduced the maximum revolving line of credit in amount not to exceed $6,500,000, and borrowings under the line of credit bear interest at the Prime Rate (3.25%) plus an interest margin of 2.00%. The reduction in the revolving line of credit did not require the Company to pay down any additional borrowings as the total amount of outstanding borrowings was not in excess of $6,500,000.

The Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default. Principal covenants include (a) Fixed Charge Coverage Ratio of not less than 1.2 to 1.0, measured as of April 30, 2012 and as of each fiscal quarter end thereafter, in each case on a trailing two (2) quarter basis; and (b) Leverage Ratio of not more than 1.75 to 1.0, measured as of each fiscal quarter end.    Due to the operating losses for the quarters ended January 31, 2012 and April 30, 2012, the Company did not meet the Fixed Charge Coverage Ratio of 1.2 to 1.0 when first required to be measured for the two quarters ended April 30, 2012, and Leverage Ratio of not more than 1.75 to 1.0 at April 30, 2012, and the Company is currently in default under the Credit Agreement.

Although Sovereign has not demanded current payment on the amounts outstanding, the Company’s obligations under the Credit Agreement may be accelerated as a result of the event of default under the Credit Agreement. While the Company and Sovereign have commenced discussions concerning the Credit Agreement and the event of default, there can be no assurance that the Company and Sovereign will come to any agreement regarding repayment, future forbearance terms, waiver and/or modification of the Credit Agreement and/or the default of the financial covenants.  If Sovereign decided to demand repayment of the existing loans under the Credit Agreement, it would have a serious adverse effect on the Company’s business, operations and future prospects.

The operating loss in the Trenton Operations has absorbed much of the Company’s liquidity and capital resources during fiscal 2012.  Therefore, the Company determined that it was necessary to divest certain domestic operations to raise additional capital in order to pay down its outstanding borrowings under the Credit Agreement and make available future borrowings to support its remaining operations.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As further described in Note 16 “Subsequent Events”, on July 25, 2012, the Company and the Hartford and Lakewood Operations entered into an asset purchase agreement, pursuant to which the Hartford and Lakewood Operations sold substantially all of their assets and liabilities to two newly-created subsidiaries of Kavveri Telecom Products Limited (Kavveri) for a purchase price of $5.5 million in cash, subject to adjustment, and the assumption of their various liabilities.  At closing, we received $4.9 million in cash, and the remaining $600,000 of the purchase price will be placed in escrow pursuant to the asset purchase agreement. The Company used the proceeds from this sale to repay the full amount outstanding under the Credit Agreement of $4,022,320 as of July 25, 2012. The difference of $876,363 was deposited in our operating cash account.

As more fully described in Note 16, “Subsequent Events,” on July 12, 2012, the Company executed the Surety Financing and Confession of Judgment Agreement (the Zurich Agreement) with Zurich American Insurance Company (Zurich). Under the terms of the Zurich Agreement, Zurich will advance the Company up to $888,000 in weekly payments to provide financial advances for the payment of labor and labor-related benefits to assist in completing a $14.5 million project by the Company’s Trenton Operations.  The Company will repay Zurich the financial advances pursuant to the following repayment schedule:  (1) $397,000 on or about August 3, 2012; and (2) $491,000 on or about September 7, 2012.

The prior year financial statements contain certain reclassifications to present discontinued operations.

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

Fair Value of Financial Instruments

The Company’s material financial instruments at April 30, 2012 and for which disclosure of fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, account payable, line of credit and loans payable. The fair values of cash and cash equivalents, accounts receivable, and account payable are equal to their carrying value because of their liquidity and short-term maturity. Management believes that the fair values of the line of credit and loans payable do not differ materially from their aggregate carrying values in that substantially all the obligations bear variable interest rates that are based on market rates or interest rates that are periodically adjustable to rates that are based on market rates.

Accounts Receivable

Accounts receivable are due within contractual payment terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Credit is extended based on evaluation of a customer's financial condition. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Included in the accounts receivable is retainage receivable of $1,966,254 and $2,371,385 at April 30, 2012 and 2011, respectively. The Company estimates that approximately $1,567,000 of the aggregate accounts receivable and retainage receivable will not be collected within one year of April 30, 2012.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory

Inventory consists of materials, parts and supplies principally valued at the lower of cost using the first-in-first-out (FIFO) method, or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided for using straight-line methods, in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives. Repairs and maintenance costs are charged to operations as incurred. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets.

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

The Company has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. Cost estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated cost to complete projects, which determines the project’s percent complete, must be made and used in connection with the revenue recognized in the accounting period. Current estimates may be revised as additional information becomes available. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated.  For the year ended April 30, 2012, the Company has provided aggregate loss provisions of approximately $1,887,000 related to anticipated losses on long-term contracts. For the year ended April 30, 2011, the Company has provided aggregate loss provisions of approximately $946,000 related to anticipated losses on long-term contracts.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The length of the Company’s contracts varies but is typically between three months and two years. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying consolidated balance sheets as they will be liquidated in the normal course of contract completion, although this may require more than one year.

The Company records revenue and profit from short-term contracts for our China Operations under the completed contract method, whereas income is recognized only when a contract is completed or substantially completed. Accordingly, during the period of performance, billings and costs are accumulated on the balance sheet, but no revenue or income is recorded before completion or substantial completion of the work.  The Company’s decision is based on the short-term nature of the work performed.

The Company also recognizes certain revenue from short-term contracts when equipment is delivered or the services have been provided to the customer.  For maintenance contracts, revenue is recognized ratably over the service period.

Other Concentrations

The Company has 218 union employees.  A contract with one union employee for the Portland Operations expires on December 31, 2012. Trenton Operations has 120 union employees whose contracts with different unions that do not have expiration dates. The contracts can be cancelled with 150 days notice. A contract with six union employees for the Seattle Operations expires on May 31, 2013. A contract with 10 union employees for the Seattle Operations expires on May 31, 2014.  A contract with 15 union employees for the Seattle Operations expires on July 31, 2013. A contract with 21 union employees for the Seattle Operations expires on May 31, 2015.  A contract with one union employee for the Seattle Operations expires on August 31, 2015.  A contract with 35 union employees for the Suisun City Operations expires on November 30, 2014.  A contract with five union employees for the Suisun City Operations expired on May 31, 2012 and the Company is in the process of renewing this contract.  A contract with two union employees for the Suisun City Operations expires on May 31, 2014. A contract with two union employees for Suisun City Operations expires on June 30, 2013. At April 30, 2012, 48% of the Company’s labor force is subject to collective bargaining agreements.  Although the Company’s past experience has been favorable with respect to resolving conflicting demands with these unions, it is always possible that a protracted conflict may occur which could impact the renewal of the collective bargaining agreements.

For the fiscal year ended April 30, 2012, the Company had revenue from one customer in its electrical power segment totaling $10,173,718, which comprised approximately 11.0% of the consolidated revenue. There were no customers who comprised more than 10% of the consolidated revenue for the year ended April 30, 2011.

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

On a periodic basis, the Company evaluates its ability to realize its deferred tax assets net of its deferred tax liabilities and adjusts such amounts in light of changing facts and circumstances, including but not limited to the level of past and future taxable income, and the current and future expected utilization of tax benefit carryforwards. The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is required to reduce the net deferred tax assets to the amount that is more likely than not to be realized in future periods.  The Company considers past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. The Company’s forecast of expected future taxable income is based over such future periods that it believes can be reasonably estimated.  Based on its analysis as of April 30, 2012, the Company increased its valuation allowance by $9.3 million, establishing a full valuation allowance of approximately $10.6 million on its U.S. Federal and state deferred tax assets.  The Company will continue to evaluate the realization of its deferred tax assets and liabilities on a periodic basis, and will adjust such amounts in light of changing facts and circumstances.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company performed a review for uncertainty in income tax positions in accordance with authoritative guidance.  This review did not result in the recognition of any material unrecognized tax benefits as of April 30, 2012 and 2011. Management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax laws and new authoritative rulings. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. For the years ended April 30, 2012 and 2011, the Company recognized no interest or penalties.  The statute of limitations for the Company's U.S. Federal, state and foreign income tax returns prior to fiscal years 2008 are closed.

Earnings Per Common Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur from common stock issuable through exercise of stock options.  The table below presents the computation of basic and diluted net loss per common share for the years ended April 30, 2012 and 2011, respectively:

Basic and diluted loss per share computation	Years Ended
	April 30,
	2012	2011
Numerator:

Net loss attributable to WPCS	$(20,547,831)	$(36,831,421)

Denominator:

Basic and diluted weighted average shares outstanding	6,954,766	6,954,766

Basic and diluted net loss per common share attributable to WPCS	$(2.95)	$(5.30)

At April 30, 2012 and 2011, the Company had 236,736 and 277,888 outstanding stock options, respectively. For the years ended April 30, 2012 and 2011, 236,736 and 277,888 options were not included in the computation of fully diluted loss per common share as a result of the net loss, respectively.

Stock-Based Compensation Plans

The Company recorded stock-based compensation of $43,917 and $86,971 for the years ended April 30, 2012 and 2011, respectively.

At April 30, 2012, the total compensation expense related to unvested stock options granted to employees under the Company’s stock option plans but not yet recognized was approximately $19,000 and is expected to be recognized over a weighted-average period of 6 months. For the year ended April 30, 2012, there were no stock options granted. For the year ended April 30, 2011, the weighted average fair value of stock options granted was $1.31.

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

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. Compensation cost is then recognized on a straight-line basis over the vesting or service period and is net of estimated forfeitures.  There were no new stock options issued during the year ended April 30, 2012. The following assumptions were used to compute the fair value of stock options granted during the year ended April 30, 2011:

Year Ended
April 30,
2011

Average risk-free interest rate	1.20%
Average expected volatility	60.4%
Average expected dividend yield	0.00%
Average expected term (in years)	3.5

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interest

Noncontrolling interest for the years ended April 30, 2012 and 2011 consists of the following:

	Years Ended
	April 30,
	2012	2011
Balance, beginning of year	$1,038,428	$1,173,000

Net loss attributable to noncontrolling interest	(21,840)	(174,491)

Other comprehensive income attributable to noncontrolling interest	100,734	39,919
Balance, end of year	$1,117,322	$1,038,428

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

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05 (ASU 2011-05), Presentation of Comprehensive Income, which eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity and requires the presentation of net income and other comprehensive income to be in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 does not change the components that are recognized in net income or other comprehensive income. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, which defers the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from accumulated other comprehensive income to net income while the FASB further deliberates this aspect of the standard. ASU 2011-05, as amended by ASU 2011-12, will be effective May 1, 2012, for the Company; however, early adoption is permitted. The Company currently presents a separate statement of comprehensive income.

In September 2011, the FASB issued ASU 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan (ASU 2011-09). ASU 2011-09 requires that employers provide additional annual quantitative and qualitative disclosures on multi-employer pension plans including information on the plan name, employer’s contributions to the plan, the financial health of the plan including funding status, and the nature of employer commitments to the plan.  ASU 2011-09 is effective for annual periods for fiscal years that end after December 15, 2011, with early adoption allowed. The Company makes contributions to several multiemployer benefit plans as required under certain of its union agreements.  Included in Note 8 are the disclosures about these multiemployer benefits plans as required under the new pronouncement.  This pronouncement had no impact on our financial position, results of operations or cash flows.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2011, the FASB issued ASU No. 2011-11 (ASU 2011-11), Disclosures about Offsetting Assets and Liabilities where entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. These disclosures assist users of financial statements in evaluating the effect or potential effect of netting arrangements on a company’s financial position. The Company is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013 (May 1, 2013 for the Company). The Company does not expect the provisions of ASU 2011-11 to have a material impact on its consolidated financial statements.

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

	April 30, 2012	April 30, 2011
Costs incurred on uncompleted contracts	$76,682,610	$74,468,342
Provision for loss on uncompleted contracts	(1,886,896)	(948,521)
Estimated contract profit	2,242,232	15,304,221
	77,037,946	88,824,042
Less: billings to date	79,291,760	86,194,147
Total	$(2,253,814)	$2,629,895

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,340,379	$4,669,012
Billings in excess of costs and estimated earnings
on uncompleted contracts	(3,594,193)	(2,039,117)
Total	$(2,253,814)	$2,629,895

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which circumstances requiring the revisions become known.  During the fiscal year ended April 30, 2012, the effect of such revisions in estimated contract profits resulted in a decrease to gross profit of approximately $9,829,000 (or approximately $1.41 per common share), from that which would have been reported had the revised estimates been used as the basis of recognition for contract profits in the prior year.  This decrease in gross profit includes a provision of $1,887,000 for the total loss anticipated on certain long-term contracts as the revisions to such estimates indicated a loss.  The primary reason for the decrease in the gross profit is due to significant adjustments to expected profits on four projects in the Trenton Operations during the year ended April 30, 2012. The estimates and related costs incurred for these four projects increased significantly over the course of fiscal year 2012 while the Company continues to complete these projects. The cumulative reduction in the expected gross profit on these four projects was approximately $9.2 million for the year ended April 30, 2012.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at April 30:

	Estimated useful life (years)	2012	2011

Furniture and fixtures	5-7	$283,806	$317,735
Computers and software	2-3	975,351	1,319,548
Office equipment	5-7	82,185	183,343
Vehicles	5-7	4,071,146	4,945,906
Machinery and equipment	5	7,126,392	7,078,552
Leasehold improvements	2-3	401,651	498,207
		12,940,531	14,343,291
Less accumulated depreciation and amortization		8,631,081	8,307,938
		$4,309,450	$6,035,353

Depreciation expense for property and equipment for the years ended April 30, 2012 and 2011 was approximately $2,028,000 and $2,185,000, respectively.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Based on a combination of factors that occurred in the second quarter of fiscal 2011, including the operating results and the transition of the former management team in the Company’s Suisun City reporting unit, management concluded that an interim goodwill impairment triggering event had occurred, and accordingly performed a testing of the carrying value of goodwill for the Suisun City reporting unit. After this testing, management concluded that the carrying value of the Suisun City reporting unit exceeded the fair value of this reporting unit.  The implied fair value of the goodwill of the Suisun City reporting unit was calculated by allocating the fair values of substantially all of its individual assets, liabilities and identified intangible assets as if Suisun City had been acquired in a business combination.   As a result, the Company recorded a noncash goodwill impairment charge of $6.9 million for Suisun City.

As a result of its annual step one testing for goodwill impairment, the Company determined that, except for the carrying value of Pride, included within the Australia Operations reporting unit, the carrying value of all other reporting units exceeded their respective fair value, thus failing the first step of the goodwill impairment test.  Accordingly, the Company performed the second step of the goodwill impairment analysis and determined the estimated fair value of the impaired reporting units’ goodwill using Level 3 measurement as defined in the ASC. The Level 3 measurements were based on significant inputs for each reporting unit not observable in the market.  These measurements included a discounted cash flow valuation technique, using an estimated discount rate range of 15.5% to 17.3%, future short and long term revenue growth rates ranging from 0% to 3%, gross margins ranging from 10% to 35%, and selling general and administrative expenses ranging from 5% to 29% of revenue.  As a result, the Company recorded estimated noncash goodwill impairment charges of $26,601,509 for the year ended April 30, 2011.  The Company completed the second step of the goodwill impairment test in the second fiscal quarter of fiscal 2012, which included calculating an implied fair value of the goodwill of the reporting units, by allocating the fair values of substantially all of its individual assets, liabilities and identified intangible assets, as if the reporting units had been acquired in a business combination. The completion of this second step did not result in an adjustment to the goodwill impairment charge previously recorded in fiscal 2011.

The Company performed its annual step one goodwill impairment test for Pride as of April 30, 2012.  Based on its testing, the Company determined that the Pride goodwill was not impaired.

Goodwill through the years ended April 30, 2012 and 2011 consisted of the following:

	Wireless	Specialty	Electrical
	Communication	Construction	Power	Total

Beginning balance, May 1, 2010	$10,921,998	$3,339,842	$20,657,544	$34,919,384

Goodwill impairment	(10,921,998)	(3,339,842)	(19,239,668)	(33,501,508)
Foreign currency translation adjustments	-	-	626,980	626,980
Ending balance, April 30, 2011	-	-	2,044,856	2,044,856

Foreign currency translation adjustments	-	-	(114,030)	(114,030)

Ending balance, April 30, 2012	$-	$-	$1,930,826	$1,930,826

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets consist of the following at April 30:

	Estimated useful life	April 30,	April 30,
	(years)	2012	2011

Customer list	3-9	$3,130,403	$4,638,398
Less accumulated amortization		(2,579,895)	(2,972,341)
Less customer list impairments		(168,604)	(868,777)
		381,904	797,280

Contract backlog	1-3	1,034,787	1,174,332
Less accumulated amortization		(1,033,839)	(1,168,441)
		948	5,891

Totals		$382,852	$803,171

At April 30, 2012, the Company determined that the customer lists for the Hartford and Trenton reporting units were impaired due to projected future operating performance.  Using a discounted cash flow valuation technique, the Company determined that the carrying value of these customer lists exceeded the fair value.  As a result, the Company recorded an impairment charge of $168,604.

At April 30, 2011, the Company determined that the customer lists for certain of the Australia Operations, Portland, Sarasota and Suisun City reporting units were impaired due to projected future operating performance.  Using a discounted cash flow valuation technique, the Company determined that the carrying value of these customer lists exceeded the fair value.  As a result, the Company recorded an impairment charge of $868,776.

Amortization expense for other intangible assets for the years ended April 30, 2012 and 2011 was approximately $230,000 and $570,000, respectively.

There are no expected residual values related to these intangible assets. Estimated future amortization expense by fiscal year is as follows:

Year ending April 30,

2013	$132,764
2014	83,048
2015	66,816
2016	66,816
2017	33,408
Total Intangible Assets	$382,852

The weighted-average amortization period of the intangible assets is 3.8 years.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - DEBT

Lines of Credit

On January 27, 2012, the Company and its Subsidiaries entered into the Credit Agreement with Sovereign, which was amended May 3, 2012. The Credit Agreement provides for a revolving line of credit in an amount not to exceed $6,500,000, together with a letter of credit facility not to exceed $2,000,000. Pursuant to the Credit Agreement, the Company granted a security interest to Sovereign in all of its assets. In addition, pursuant to a collateral pledge agreement, the Company pledged 100% of its ownership in the United States-based subsidiaries and 65% of its ownership in WPCS Australia Pty Ltd. The Company used the initial funds provided by the loan, in the gross amount of $2,837,668 to repay the existing loan of $2,428,491 to Bank of America N.A., which loan agreement was terminated in connection with the Credit Agreement and the remaining $409,177 for fees and expenses in connection with the Credit Agreement. The Company paid a loan commitment fee of $60,000 and will pay a monthly unused commitment fee during the term of the Credit Agreement of 0.375%. In addition, the Company shall pay Sovereign a collateral monitoring fee of $1,000 per month during the term of the Credit Agreement and 2.25% per annum on the face amount of each letter of credit issued by Sovereign. At April 30, 2012, the interest rate applicable to revolving loans under the Credit Agreement is at LIBOR plus an interest margin of 2.75%, or 3.0228%.    The current interest rate is the Prime Rate (3.25%) plus 2.00%, or 5.25%.  The Credit Agreement will expire on January 26, 2015.

Pursuant to the terms of the amended Credit Agreement, the Company is permitted to borrow  under the revolving credit line, under a Borrowing Base equal to the lesser of (i) $6,500,000 less the letter of credit amount, or (ii) the sum of (a) 80% of Eligible Accounts Receivable plus (b) the lesser of $750,000 or 40% of Eligible Inventory, minus (c) the letter of credit amount minus (d) such reserves, in such amounts and with respect to such matters, as Sovereign may deem reasonably proper and necessary from time to time at its own discretion.  Borrowings under the Credit Agreement may be used for general corporate purposes, for permitted acquisitions, for working capital and for related fees and expenses. As of April 30, 2012, the total amount available to borrow under the Credit Agreement was $5,802,580, and the total amount outstanding was $4,964,140, resulting in net availability for future borrowings of $838,440.

The Company may prepay the loan at any time and may terminate the Credit Agreement upon 90 days prior written notice.  In the event that we terminate the Credit Agreement, the Company will pay Sovereign an early termination fee of 3% of the maximum credit amount if such termination occurs prior to the first anniversary or 1% of the maximum credit amount if such termination occurs after the first anniversary but prior to the expiration of the Credit Agreement.

Our obligations under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, subjective acceleration clauses, the inaccuracy of representations or warranties, cross-defaults, bankruptcy and insolvency related defaults, defaults relating to judgments, an ERISA reportable event occurs, a change of control and a change in our financial condition that could have a material adverse effect on the Company.

The Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants and lock box arrangements. Principal covenants include (a) Fixed Charge Coverage Ratio of not less than 1.2 to 1.0, measured as of April 30, 2012 and as of each fiscal quarter end thereafter, in each case on a trailing two (2) quarter basis; and (b) Leverage Ratio of not more than 1.75 to 1.0, measured as of each fiscal quarter end. Due to the operating losses for the third and fourth quarters of our fiscal year ended April 30, 2012, the Company did not meet the Fixed Charge Coverage Ratio of 1.2 to 1.0, when first required to be measured for the two quarters ended April 30, 2012, and Leverage Ratio of not more than 1.75 to 1.0 at April 30, 2012, and the Company is currently in default under the Credit Agreement.  Due to the events of default, the line of credit borrowings under the Credit Agreement are classified as a current liability.

Although Sovereign has not demanded current payment on the amounts outstanding, the Company’s obligations under the Credit Agreement may be accelerated as a result of the event of default under the Credit Agreement. While the Company and Sovereign have commenced discussions concerning the Credit Agreement and the events of default, there can be no assurance that we and Sovereign will come to any agreement regarding repayment, future forbearance terms, waiver and/or modification of the Credit Agreement and/or the default of the financial covenants.  If Sovereign decided to demand repayment of the existing loans under the Credit Agreement, it would have a serious adverse effect on the Company’s business, operations and future prospects.

Loans Payable

The Company’s long-term debt also consists of notes issued by the Company or assumed in acquisitions related to working capital funding and the purchase of property and equipment in the ordinary course of business. At April 30, 2012, loans payable and capital lease obligations totaled $382,540 with interest rates ranging from 0% to 12.7%. At April 30, 2011, loans payable and capital lease obligations totaled $116,239 with interest rates ranging from 0% to 14.3%.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due Joint Venture Partner

As of April 30, 2012, the China Operations had outstanding loans due the joint venture partner, Taian Gas Group (TGG), totaling $3,314,708, of which $2,388,765 matures on September 30, 2012, and bears interest at 5.81%.  The China Operations expects to renew the outstanding loans on or prior to maturity consistent with historical practice.  The remaining balance of $925,943 is due on demand and represents interest accrued and working capital loans from TGG to the China Operations in the normal course of business. As of April 30, 2011, the China Operations had outstanding loans due to TGG which totaled $3,415,641.

The aggregate maturities of long-term debt, including loans payable, capital lease obligations, due joint venture partner and lines of credit are as follows:

Year ending April 30,
	Loans Payable	Capital Lease	Due Joint Venture Partner	Line of Credit	Total
2013	$143,514	$15,465	$3,314,708	$4,964,140	$8,437,827
2014	124,780	-	-	-	124,780
2015	55,652	-	-	-	55,652
2016	26,317	-	-	-	26,317
2017	16,812	-	-	-	16,812
Total long-term debt	$367,075	$15,465	$3,314,708	$4,964,140	$8,661,388

NOTE 7 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of the Trenton Operations, the Company leased its former location in Trenton, New Jersey from Voacolo Properties LLC, of which the former shareholders of the Trenton Operations are the members. For the years ended April 30, 2012 and 2011, the rents paid for this lease were $69,600 and $69,000, respectively. This lease was terminated as of June 30, 2012.

In connection with the acquisition of Pride, the Company leases its Woombye, Queensland, Australia location from Pride Property Trust, of which the former shareholders of the Pride Group (QLD) Pty Ltd. are the members. For the years ended April 30, 2012 and 2011, the rents paid for this lease were $62,181 and $55,272, respectively.

The China Operations revenue earned from TGG and subsidiaries was $1,274,774 and $878,296 for the years ended April 30, 2012 and 2011, respectively. The China Operations accounts receivable due from TGG and subsidiaries was $625,919 and $148,805 as of April 30, 2012 and 2011, respectively.

NOTE 8 - RETIREMENT PLANS

The Company and its subsidiaries participate in employee savings plans under Section 401(k) of the Internal Revenue Code pursuant to which eligible employees may elect to defer a portion of their annual salary by contributing to the plan. There were no Company matching contributions made for the years ended April 30, 2012 and 2011.

The Company also contributes to various multiemployer pension plans pursuant to collective bargaining agreements. The information available to the Company about the multiemployer plans in which it participates, whether via request to the plan or publicly available, is generally dated due to the nature of the reporting cycle of multiemployer plans and legal requirements under the Employee Retirement Income Security Act (“ERISA”) as amended by the Multiemployer Pension Plan Amendments Act (“MPPAA”). Based upon these plans’ most recently available annual reports, the Company’s contribution to these plans were less than 5% of each such plan’s total contributions. Information on significant multiemployer pension plans in which the Company participates is included in the table below.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Pension Protection Act of 2006
	Federal Identification	Certified Zone Statusat April 30,		Expiration of Collective Bargaining	Company's Contributions
Pension Plan Legal name	Number	2012	2011	Arrangement with the Company	2012	2011

Board of Trustees of the IBEW Local 102 Pension Plan	22-1615726	Green	Green	Effective until terminated	$175,683	$22,691
IBEW Local 164 Pension Fund	22-6031199	Yellow	Yellow	Effective until terminated	102,882	28,109
Board of Trustees of the IBEW Local 269 Pension Fund	23-7301491	Green	Green	Effective until terminated	388,889	120,764
Local 351 IBEW Pension Plan	22-3417366	Green	Green	Effective until terminated	736,870	65,525
Board of Trustees of the IBEW Local 456 Pension Fund	22-6238995	Yellow	Yellow	Effective until terminated	227	2,711
Puget Sound Electrical Workers Pension Plan	91-6180333 / 001	Green	Green	5/31/2015	239,163	266,297
Puget Sound Electrical Workers Pension Plan	91-6180333 / 001	Green	Green	7/31/2013	65,257	53,763
IBEW Local 76 Retirement Plan	91-6243526 / 001	(1)	(1)	8/31/2015	14,583	40,471
I.B.E.W. Pacific Coast Pension Fund	94-6128032 / 001	(1)	(1)	8/31/2015	36,587	82,110
IBEW Local 76 Retirement Plan	91-6243526 / 001	(1)	(1)	5/31/2014	36,763	59,784
Local 191 IBEW Money Purchase Plan	91-1176302 / 001	(1)	(1)	5/31/2013	13,192	17,116
International Brotherhood of Electrical Workers District No 9 Pension Plan	93-6074829 / 001	(1)	(1)	5/31/2013	29,168	34,663
Local 191 IBEW Money Purchase Plan	91-1176302 / 001	(1)	(1)	5/31/2013	795	--
International Brotherhood of Electrical Workers District No 9 Pension Plan	93-6074829 / 001	(1)	(1)	5/31/2013	1,689	--
Local 191 IBEW Money Purchase Plan	91-1176302 / 001	(1)	(1)	5/31/2014	19,738	16,303
112/73 Retirement Plan NECA-IBEW	91-1167290 / 001	(1)	(1)	5/31/2013	-	3,782
112/73 Retirement Plan NECA-IBEW	91-1167290 / 001	(1)	(1)	5/31/2013	-	902
International Brotherhood of Electrical Workers District No. 9 Pension Plan	93-6074829	(1)	(1)	11/30/2014	225,673	265,689
I.B.E.W. Local Union No.340	94-2773477	(1)	(1)	11/30/2012	25,325	161,151
IBEW District No. 9 Pension Plan	93-6074829	(1)	(1)	6/30/2013	5,536	3,756
San Diego Electrical Annuity Plan	33-6162626	(1)	(1)	5/31/2014	6,798	9,898
Contra Costa County Electrical Worker Retirement Plan	94-6114525	(1)	(1)	5/31/2012	39,591	958
IBEW Local 595 Money Purchase Pension Plan	94-6125583	Yellow	Yellow	5/31/2014	57,737	40,655
Edison Pension Plan	93-6061681 / 001	Green	Green	12/31/2014	29,002	55,688
District 9 Pension				12/31/2014	28,713	61,230
Edison Pension Plan	93-6061681 / 001	Green	Green	12/31/2012	974	5,923
District 9 Pension				12/31/2012	554	4,294
					$2,281,389	$1,424,233

(1)	The Pension Protection Act of 2006 Certified Zone Status is not applicable for this pension plan.

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

NOTE 9 - INCOME TAXES

Loss from continuing operations before provision for income taxes (benefit) show below is based on the geographic locations to which such loss is attributed for the years ended April 30:

	2012	2011
Loss before income taxes:

Domestic	$(13,956,723)	$(34,420,199)
Foreign	(569,024)	(4,418,204)

Totals	$(14,525,747)	$(38,838,403)

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes (benefit) from continuing operations for the years ended April 30, 2012 and 2011 is summarized as follows:

	2012	2011
Current
Federal	$-	$(830,000)
State	57,934	(96,000)
Foreign	266,216	44,000
Totals	324,150	(882,000)
Deferred
Federal	3,582,558	(4,440,000)
State	624,109	(744,000)
Foreign	(298,649)	(371,430)
Totals	3,908,018	(5,555,430)
Total provision for income taxes (benefits) from continuing operations	$4,232,168	$(6,437,430)

The actual provision for income taxes from continuing operations reflected in the consolidated statements of operations for the years ended April 30, 2012 and 2011 differs from the provision computed at the Federal statutory tax rates. The principal differences between the statutory income tax and the actual provision for income taxes are summarized as follows:

	2012	2011
Expected tax benefit at statutory rate (34%)	$(4,938,754)	$(13,096,000)
Rate differential between US statutory rate (34%) and foreign tax rates	161,035	199,000
State and local taxes benefit, net of Federal taxes	(839,330)	(1,004,000)
Valuation allowance	9,825,044	785,800
Goodwill and intangible assets impairment	-	6,613,000
Non deductible change in fair value of acquisition-related contingent consideration	-	74,000
Other permanent differences	24,173	(9,230)
Totals	$4,232,168	$(6,437,430)

Deferred tax assets and liabilities are provided for the effects of temporary difference between tax basis of an asset or liability and its reported amount in the consolidated balance sheet. These temporary differences result in taxable or deductible amounts in future years.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the Company’s deferred tax assets and liabilities are as follows:

	2012	2011
Deferred tax assets:

Allowance for doubtful accounts	$299,895	$530,026
Inventory markdown reserve	29,613	78,000
Reserve for loss on work-in-progress	648,096	377,000
Net operating loss carryforward	180,741	1,386,745
Bonus and vacation accruals	101,722	227,420
Non-qualified stock options	51,712	42,000
Federal benefit for foreign tax credit	132,800	132,800
Valuation allowance	(1,071,757)	(135,800)

Deferred tax assets-current	372,822	2,638,191

Intangible assets	257,754	382,000
Goodwill	2,004,825	3,186,000
Property and equipment	355,489	174,253
Net operating loss carryforward	7,600,481	822,000
Valuation allowance	(9,288,404)	(1,086,000)

Deferred tax assets-long term	930,145	3,478,253

Deferred tax liabilities:

Deferred revenue	(65,272)	(16,862)
Deferred tax liabilities-current	(65,272)	(16,862)

Property and equipment	(360,277)	(431,158)
Intangible assets	(118,107)	(186,524)
Cumulative translation adjustments	(207,762)	(185,060)
Deferred tax liabilities-long term	(686,146)	(802,742)

Net deferred tax assets	$551,549	$5,296,840

At April 30, 2012, the Company has net operating loss carryforwards for Federal tax purposes approximating $17,927,000 expiring through 2030. The Company also has net operating loss carryforwards for state tax purposes approximating $26,136,000 expiring in varying amounts through 2030. The Company considers past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. The Company’s forecast of expected future taxable income is based over such future periods that it believes can be reasonably estimated.  Based on its analysis as of April 30, 2012, the Company increased its valuation allowance by approximately $9.3 million on its U.S. Federal and state deferred tax assets. Due to the uncertainty of recognizing a tax benefit on these losses, the Company has provided a valuation allowance of approximately $10,360,000 at April 30, 2012. However, the future use of some or all of such carried forward losses may be limited by Sec. 382 of the Internal Revenue Code in the event of an ownership change, such as the Hartford and Lakewood asset sales described in Note 16.

The tax change in the valuation allowance is listed below:

	2012	2011
Balance at beginning of the year	$1,221,800	$321,000

Charged to costs and expenses	9,346,124	900,800
Reversed to gross tax assets and other accounts	(207,762)	-

Balance at end of the year	$10,360,162	$1,221,800

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

Undistributed earnings of the Company’s Australian subsidiaries were approximately $0 and $509,000 for the years ended April 30, 2012 and 2011, respectively.  These earnings, which reflect full provision for foreign income taxes, are considered to be indefinitely reinvested in foreign operations or will be reinvested substantially free of additional tax.  Accordingly, no provision for Federal income taxes has been provided thereon.  Upon repatriation of these earnings, in the form of dividends or otherwise, the Company will be subject to both Federal income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable, if applicable.  Determination of the amount of the unrecognized deferred income tax liability versus current income tax payable is not practicable due to the complexities associated with its hypothetical calculation.  However, unrecognized foreign tax credit carryforwards would become available to reduce some portion of the Federal liability.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company concluded a tax examination by the Internal Revenue Service (“IRS”) of its Consolidated Income return filed for the year ended April 30, 2009. Based on its examination, the IRS disallowed certain expense deductions for the year ended April 30, 2009 and correspondingly made similar disallowances for the year ended April 30, 2010. These changes resulted in an increase in taxable income in the amount of $13,550 and $15,648 for the years ended April 30, 2009 and 2010, respectively. The tax increase amounted to $4,607 and $5,320 for the years ended April 30, 2009 and 2010, respectively. The Company has accepted the changes and remitted the additional tax due on July 7, 2011.

NOTE 10 - STOCK OPTION PLANS

In September 2006, the Company adopted the 2007 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2007 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  These shares were registered under Form S-8. Under the terms of the 2007 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant.  These options generally vest based on between one to three years of continuous service and have five-year contractual terms.  At April 30, 2012, options to purchase 189,500 shares were outstanding at exercise prices ranging from $2.37 to $6.33. At April 30, 2012, there were 198,000 options available for grant under the 2007 Incentive Stock Plan.

In September 2005, the Company adopted the 2006 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2006 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  These shares were registered under Form S-8. Under the terms of the 2006 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant.  These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At April 30, 2012, options to purchase 5,300 shares were outstanding at exercise prices ranging from $6.33 to $12.10. At April 30, 2012, there were 323,124 options available for grant under the 2006 Incentive Stock Plan.

In March 2003, the Company established a stock option plan pursuant to which options to acquire a maximum of 416,667 shares of the Company's common stock were reserved for grant (the "2002 Plan"). These shares were registered under Form S-8. Under the terms of the 2002 Plan, the options are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At April 30, 2012, options to purchase 41,936 shares were outstanding at exercise prices ranging from $2.37 to $10.25. At April 30, 2012, there were 232,214 shares available for grant under the 2002 Plan.

The following is a summary of information with respect to stock options granted under the 2002 Plan, 2006 Incentive Stock Plan and 2007 Incentive Stock Plan at April 30, 2012 and 2011:

	Options Outstanding at April 30, 2012			Options Exercisable at April 30, 2012
Exercise prices	Shares under option	Weighted-average remaining life in years	Weighted-average Exercise Price	Shares under option	Weighted-average Exercise Price

$2.37 - $3.53	160,600	2.07	2.82	128,700	2.74
$5.70 - $6.33	69,636	0.91	6.24	69,636	6.24
$10.25 - $12.10	6,500	0.14	11.47	6,500	11.47

Total	236,736	1.67	4.06	204,836	4.21

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Options Outstanding at April 30, 2011			Options Exercisable at April 30, 2011
Exercise prices	Shares under option	Weighted-average remaining life in years	Weighted-average Exercise Price	Shares under option	Weighted-average Exercise Price
$2.37-$3.53	181,000	3.06	$2.79	113,600	$2.60
$5.7-$7.27	80,536	1.84	$6.27	60,732	$6.29
$8.79-$12.10	16,352	0.85	$10.52	16,352	$10.52

Total	277,888	2.58	$4.25	190,684	$4.45

The following table summarizes stock option activity for the year ended April 30, 2012, during which there were no options exercised under the Company’s stock option plans:

	2002 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2011	55,187	$4.50

Granted	-	-
Exercised	-	-
Forfeited/Expired	(13,251)	5.37

Outstanding, April 30, 2012	41,936	$4.22	1.9	$0

Vested and expected to vest, April 30, 2012	39,794	$4.28	1.8	$0

Exercisable, April 30, 2012	34,034	$4.49	1.6	$0

	2006 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2011	15,702	$9.37

Granted	-	-
Exercised	-	-
Forfeited/Expired	(10,402)	8.53

Outstanding, April 30, 2012	5,300	$11.01	0.2	$0

Vested and expected to vest, April 30, 2012	5,300	$11.01	0.2	$0

Exercisable, April 30, 2012	5,300	$11.01	0.2	$0

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2007 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2011	207,000	$3.81

Granted	-	-
Exercised	-	-
Forfeited/Expired	(17,500)	3.50

Outstanding, April 30, 2012	189,500	$3.83	1.7	$0

Vested and expected to vest, April 30, 2012	182,993	$3.85	1.6	$0

Exercisable, April 30, 2012	165,500	$3.93	1.6	$0

NOTE 11 - SHAREHOLDERS' EQUITY

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
NOTE 12- FAIR VALUE MEASUREMENTS

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

The following tables set forth the liabilities measured at fair value on a nonrecurring basis, by input level, in the consolidated financial statements as of April 30, 2012 and 2011:

	Quoted Prices in				Total Increase (Reduction)
	Active Markets for	Significant Other	Significant		in Fair Value
Balance Sheet	Identical Assets or	Observable Inputs	Unobservable	April 30, 2012	Recorded at
Location	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total	April 30, 2012
Assets:
Customer list	$-	$-	$381,904	$381,904	$(168,604)
Liabilities:
Acquisition-related
contingent consideration	$-	$-	$-	$-	$83,628

	Quoted Prices in				Total Increase (Reduction)
	Active Markets for	Significant Other	Significant		in Fair Value
Balance Sheet	Identical Assets or	Observable Inputs	Unobservable	April 30, 2011	Recorded at
Location	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total	April 30, 2011
Assets:
Goodwill	$-	$-	$2,044,856	$2,044,856	$(33,501,509)
Customer list	$-	$-	$797,280	$797,280	$(868,776)
Liabilities:
Acquisition-related
contingent consideration	$-	$-	$1,008,200	$1,008,200	$217,571

In connection with the acquisition of Pride on November 1, 2009, additional purchase price was to be paid by the Company to the former Pride shareholders upon the achievement of earnings before interest and taxes (EBIT) target. This acquisition-related contingent consideration arrangement required the Company to pay the former Pride shareholders $919,488 if Pride’s EBIT for the twelve month period ended October 31, 2011 exceeded $1,103,386.  Pride achieved the contingent consideration arrangements and the Company paid contingent consideration of $1,047,732, including foreign currency exchange fluctuations, as of April 30, 2012. For the year ended April 30, 2012, $83,628 of additional noncash expense was recorded for the change in the fair value of the contingent consideration from the present value of the future payments of this obligation.  The Level 3 measurements included an estimated discount rate of 18.02%, future revenue growth rate of 10%, earnings before interest and taxes (EBIT) margins ranging from 7.5% to 13.32%, and weighted probability of EBIT achievement ranging from 0% to 100%.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - DISCONTINUED OPERATIONS

Effective September 1, 2011, the Company entered into a Securities Purchase Agreement and Amendment No. 1 to the Escrow Agreement (the Agreements) with Multiband, Inc. (Multiband) traded under the NASDAQ symbol MBND, for the acquisition by Multiband of the common stock of the Company’s subsidiaries comprising the St. Louis and Sarasota Operations for $2,000,000 in cash.  The $2,000,000 in proceeds was used to reduce the outstanding borrowings under the previous loan agreement with BOA.

With the sale of these two operations on September 1, 2011, the Company is reporting the St. Louis and Sarasota financial activity as discontinued operations for all periods presented.  A summary of the operating results for the discontinued operations is as follows:

	Years Ended
	April 30,
	2012	2011

REVENUE	$2,660,692	$12,745,006

COSTS AND EXPENSES:
Cost of revenue	2,235,794	9,553,689
Selling, general and administrative expenses	845,355	3,643,636
Depreciation and amortization	67,938	531,585
Goodwill and intangible assets impairment	-	5,123,273
	3,149,087	18,852,183

OPERATING LOSS FROM DISCONTINUED OPERATIONS	(488,395)	(6,107,177)

Interest expense (income)	92	(1,238)

Loss from discontinued operations before income tax provision (benefit)	(488,487)	(6,105,939)

Income tax provision (benefit)	290,532	(1,501,000)

Loss from discontinued operations, net of tax	(779,019)	(4,604,939)

Loss from disposal	(1,032,737)	-

TOTAL LOSS FROM DISCONTINUED OPERATIONS	$(1,811,756)	$(4,604,939)

The Company incurred approximately $304,000 of expenses directly associated with the sale of the St. Louis and Sarasota Operations.

There were no assets or liabilities included in the consolidated balance sheet for the St. Louis and Sarasota Operations at April 30, 2012.  The major classes of assets and liabilities included in the consolidated balance sheets at April 30, 2011 of the discontinued operations were as follows:

April 30,
ASSETS	2011

CURRENT ASSETS	$2,052,945
NON CURRENT ASSETS	1,246,998

Total assets	3,299,943

LIABILITIES AND EQUITY

CURRENT LIABILITIES	711,188

Total liabilities	711,188

$2,588,755

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Agreements also provided that Multiband would use its best efforts to complete the acquisition of the outstanding common stock of the Company on terms consistent with the non-binding letter of intent dated June 1, 2011, as amended August 11, 2011.  Under the terms of the non-binding letter of intent, Multiband was offering $3.20 in cash per common share for the outstanding common stock of the Company, and the Company provided Multiband an exclusive period until February 1, 2012 (the Exclusivity Period) in which to complete the transaction.  In exchange for the Exclusivity Period, Multiband agreed that it would not sell any of the 709,271 shares of Company common stock then owned for the duration of the Exclusivity Period. On January 31, 2012, the Company received notification from Multiband that it was terminating the acquisition of the outstanding stock of the Company.  In connection with the termination of the acquisition, the Company received a break-up fee of $250,000, which was recorded as an offset against strategic alternatives professional fees incurred included in selling, general and administrative expenses.

NOTE 14 - SEGMENT REPORTING

The Company's reportable segments are determined and reviewed by management based upon the nature of the services, the external customers and customer industries and the sales and distribution methods used to market the products.  The Company organizes its reportable segments to correspond with its primary service lines: wireless communications, specialty construction and electrical power.  Management evaluates performance based upon income (loss) before income taxes. Corporate includes corporate salaries and external professional fees, such as accounting, legal and investor relations costs which are not allocated to the other segments.  Corporate assets primarily include cash and prepaid expenses.  Segment information presented below with regard to the operating results no longer includes amounts related to the St. Louis and Sarasota Operations, which were sold September 1, 2011, and subsequently reported as discontinued operations as more fully described in Note 13.  The St. Louis and Sarasota Operations were previously reported in the specialty construction and wireless communication segments, respectively. Segment results for the years ended April 30, 2012 and 2011 are as follows:

	As of and for the Year Ended April 30, 2012
	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total

Revenue	$-	$26,974,978	$6,080,296	$59,368,412	$92,423,686

Depreciation and amortization	$64,655	$482,406	$766,856	$944,163	$2,258,080

Income (loss) before income taxes from continuing operations	$(3,732,052)	$289,034	$313,420	$(11,396,149)	$(14,525,747)

Goodwill	$-	$-	$-	$1,930,826	$1,930,826

Total assets	$455,196	$8,636,052	$7,680,782	$19,023,369	$35,795,399

Additions of property and equipment	$11,781	$507,805	$90,109	$316,605	$926,300

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of and for the Year Ended April 30, 2011
	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total

Revenue	$-	$23,861,962	$4,002,396	$56,227,364	$84,091,722

Depreciation and amortization	$66,787	$436,460	$540,832	$1,179,297	$2,223,376

Loss before income taxes from continuing operations	$(4,394,535)	$(9,440,537)	$(348,144)	$(24,655,187)	$(38,838,403)

Goodwill	$-	$-	$-	$2,044,856	$2,044,856

Total assets	$10,347,332	$9,278,090	$8,757,198	$22,680,377	$51,062,997

Additions of property and equipment	$28,928	$281,737	$337,768	$528,042	$1,176,475

As of and for the years ended April 30, 2012 and 2011, the specialty construction segment only contains the China Operations.  As of and for the years ended April 30, 2012 and 2011, electrical power segment includes approximately $12,290,000 and $12,646,000 in revenue and $3,100,000 and $2,749,000 of assets held in Australia related to the Company’s Australia Operations, respectively.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has entered into employment contracts ranging from one to five years with certain of its employees.  The aggregate base salary commitments under these contracts at April 30, 2012 are summarized as follows:

Year Ending April 30,
2013	$1,827,521
2014	1,235,750
2015	711,667
2016	575,000
2017	431,250
Total aggregate base salary commitments	$4,781,188

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. The Company is currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, consolidated financial condition, operating results, or cash flows.

Performance and payment bonds

The Company is contingently liable to Zurich and its affiliate Fidelity and Deposit Company of Maryland (F&D) under a general indemnity agreement. Zurich and F&D, as surety, have issued certain performance and payment bonds on behalf of owners or customers regarding the Company’s work on various projects.  The Company agrees to indemnify the surety for any payments made on contracts of suretyship, guaranty or indemnity. In this regard, on July 12, 2012, Zurich and F&D received notice of a claim of approximately $1.7 million against a payment bond on the Camden County Improvement Authority (CCIA) project. The surety is currently investigating this claim.  The Company has recorded the appropriate accounts payable related to this project. The Company believes that all contingent liabilities will be satisfied by its performance and payment on the CCIA contract.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Commitments

The Company leases its office facilities pursuant to noncancelable operating leases expiring through July 2016. The Company also has noncancelable vehicle leases.  The minimum rental commitments under these noncancelable leases at April 30, 2012 are summarized as follows:

Year ending April 30,
2013	$720,227
2014	461,148
2015	137,592
2016	24,355
2017	10,333
Total minimum lease payments	$1,353,655

Rent expense for all operating leases was approximately $840,000 and $1,073,000 in 2012 and 2011, respectively.

NOTE 16 - SUBSEQUENT EVENTS

 Hartford and Lakewood Operations Asset Sales

On July 25, 2012, the Company and the Hartford and Lakewood Operations entered into an asset purchase agreement ( the Purchase Agreement), pursuant to which the Hartford and Lakewood Operations sold substantially all of their assets  to two newly-created subsidiaries of Kavveri for a purchase price of $5.5 million in cash, subject to adjustment, and assumption of their various liabilities.  At closing, the Company received $4.9 million in cash, with the remaining $600,00 of the purchase price to be placed into escrow subject pursuant to the Purchase Agreement. The Company used the proceeds from this sale to repay the full amount outstanding under the Credit Agreement of $4,022,320 as of July 25, 2012.  The difference of $876,363 was deposited in our operating cash account.

The parties agreed to place $350,000 of the purchase price into escrow pending assignment of certain contracts post-closing, with the Company earning those funds upon successful assignment of the contracts. The remaining $250,000 is to be escrowed for purposes of satisfying certain adjustments to the purchase price based on a final net asset valuation to be completed after closing as well as repurchase obligations of certain delinquent accounts receivable. No later than three days after the final determination of the net asset valuation, the purchasers are required to deposit the $600,000 into escrow. The purchasers have 40 days from closing to provide the Company with their net asset valuation as of the closing date, and the Company has 30 days to review and approve or disagree with such calculations. If the parties disagree, they have 20 days to resolve any differences, and if they are unable to come to an agreement, the matter will then be submitted to one or more independent, nationally-recognized accounting firms for final determination.

The Company determined that the Hartford and Lakewood Operations should continue to be classified as long-lived assets held and used as of and for the year ended April 30, 2012.  The Company determined that that the divestiture of Hartford and Lakewood Operations did not meet all of the criteria for classification as long-lived assets held for sale as management did not receive authority to commit to a plan to sell these operations, and certain assets of these businesses were not available for immediate sale as of April 30, 2012.  Accordingly, as required the following presents the unaudited pro forma financial information as of and for the year ended April 30, 2012 to give effect to the sale of the Lakewood and Hartford operations and the application of the $4,900,000 in proceeds, net of transaction costs, as if each had occurred as of and for the year ended April 30, 2012. The net proceeds were used to reduce the outstanding borrowings under the Loan Agreement with Sovereign. The pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable.  The unaudited pro forma financial information is for informational purposes only and does not purport to present what our results would actually have been had these transactions actually occurred on the dates presented or to project our results of operations or financial position for any future period.  These operations will be classified as discontinued operations in the financial statements for the first quarter of the year ended April 30, 2013.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Unaudited Condensed Consolidated Balance Sheet at April 30, 2012

	As Reported				Pro Forma
	April 30,	Pro Forma			April 30,
ASSETS	2012	Adjustments			2012

CURRENT ASSETS:

Cash and cash equivalents	$811,283	$(2,432)	(1	),(2)	$808,851
Accounts receivable, net of allowance of $1,794,729 at April 30, 2012	22,343,304	(5,837,341)	(1)		16,505,963
Costs and estimated earnings in excess of billings on uncompleted contracts	1,340,379	(183,760)	(1)		1,156,619
Inventory	1,475,266	(1,416,773)	(1)		58,493
Prepaid expenses and other current assets	2,142,191	(82,971)	(1)		2,059,220
Prepaid income taxes	137,279	(47,920)	(1)		89,359
Deferred tax assets	307,550	-	(1)		307,550
Total current assets	28,557,252	(7,571,197)			20,986,055

PROPERTY AND EQUIPMENT, net	4,309,450	(1,013,377)	(1)		3,296,073

OTHER INTANGIBLE ASSETS, net	382,852	-			382,852

GOODWILL	1,930,826	-			1,930,826

DEFERRED TAX ASSETS	243,999	-			243,999

OTHER ASSETS	371,020	(51,478)	(1)		319,542

Total assets	$35,795,399	$(8,636,052)			$27,159,347

	As Reported				Pro Forma
LIABILITIES AND EQUITY	April 30,	Pro Forma			April 30,
	2012	Adjustments			2012

CURRENT LIABILITIES:

Current portion of loans payable	$143,514	$(99,002)	(1)		$44,512
Income taxes payable	194,963	(2,000)	(1)		192,963
Borrowings under line of credit	4,964,140	(4,900,000)	(2)		64,140
Current portion of capital lease obligations	15,465	-			15,465
Accounts payable and accrued expenses	16,669,621	(4,754,099)	(1)		11,915,522
Billings in excess of costs and estimated earnings on uncompleted contracts	3,594,193	(33,103)	(1)		3,561,090
Deferred revenue	790,270	(498,934)	(1)		291,336
Due joint venture partner	3,314,708	-			3,314,708
Total current liabilities	29,686,874	(10,287,138)			19,399,736

Loans payable, net of current portion	223,561	(172,222)	(1)		51,339
Total liabilities	29,910,435	(10,459,360)			19,451,075

EQUITY:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued	-	-
Common stock - $0.0001 par value, 25,000,000 shares authorized, 6,954,766
shares issued and outstanding at April 30, 2012	695	-			695
Additional paid-in capital	50,477,543	-			50,477,543
Accumulated deficit	(47,143,662)	1,823,308	(1	), (2)	(45,320,354)
Accumulated other comprehensive income on foreign currency translation	1,433,066	-			1,433,066

Total WPCS shareholders' equity	4,767,642	1,823,308			6,590,950

Noncontrolling interest	1,117,322	-			1,117,322

Total equity	5,884,964	1,823,308			7,708,272

Total liabilities and equity	$35,795,399	$(8,636,052)			$27,159,347

Notes to Unaudited Pro Forma Condensed Balance Sheet as of April 30, 2012:

(1)	The adjustments reflect the assets sales of the Lakewood and Hartford Operations.
(2)	The adjustments reflect the use of the $4,900,000 in proceeds from the asset sales of the Lakewood and Hartford Operations to reduce total amounts outstanding under the Loan Agreement with Sovereign.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Unaudited Condensed Consolidated Statements of Operations for the Years Ended April 30, 2012

		Pro Forma
	As Reported	Adjustments			Pro Forma

REVENUE	$92,423,686	$26,974,979	(1)		$65,448,707

COSTS AND EXPENSES:
Cost of revenue	83,666,001	20,175,364	(1)		63,490,637
Selling, general and administrative expenses	19,962,272	6,478,698	(1)		13,483,574
Depreciation and amortization	2,258,080	482,408	(1)		1,775,672
Goodwill and intangible assets impairment	168,604	148,437	(1)		20,167
Change in fair value of acquisition-related contingent consideration	83,628	-			83,628

	106,138,585	27,284,907			78,853,678

OPERATING LOSS	(13,714,899)	(309,928)			(13,404,971)

OTHER EXPENSE (INCOME):
Interest expense	865,093	167,709	(1	),(2)	697,384
Interest income	(54,245)	-			(54,245)

Loss from continuing operations before income tax provision	(14,525,747)	(477,637)			(14,048,110)

Income tax provision	4,232,168	2,355,691	(1)		1,876,477

LOSS FROM CONTINUING OPERATIONS	(18,757,915)	(2,833,328)			(15,924,587)

Discontinued operations:

(Loss) gain from operations	(779,019)	2,833,328			(3,612,347)
(Loss) gain from disposal	(1,032,737)	(1,823,308)	(3)		790,571

Loss from discontinued operations	(1,811,756)	1,010,020			(2,821,776)

CONSOLIDATED NET LOSS	(20,569,671)	(1,823,308)			(18,746,363)

Net income attributable to noncontrolling interest	(21,840)	-			(21,840)

NET LOSS ATTRIBUTABLE TO WPCS	$(20,547,831)	$(1,823,308)			$(18,724,523)

Basic and diluted net loss per common share attributable to WPCS:
Loss from continuing operations attributable to WPCS	$(2.69)	$(0.41)			$(2.28)
Loss from discontinued operations attributable to WPCS	(0.26)	0.15			(0.41)
Basic and diluted net loss per common share attributable to WPCS	$(2.95)	$(0.26)			$(2.69)

Basic and diluted weighted average number of common shares outstanding	6,954,766	6,954,766			6,954,766

Notes to Unaudited Pro Forma Condensed Consolidated Statement of Operations for the Year Ended April 30, 2012:

(1)	The adjustments reflect the disposition of the Lakewood and Hartford Operations.
(2)
The adjustments reflect the reduction in interest expense of $148,117, from the $4,900,000 of proceeds received from the asset sales to reduce the total amount outstanding under the Loan Agreement with Sovereign.

(3)	The adjustment reflects the gain that will be recognized from the asset sales of the Lakewood and Hartford Operations.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-Term Financing Commitment

On July 12, 2012, the Company executed the Zurich Agreement with Zurich. Under the terms of the Zurich Agreement, Zurich will advance the Company up to $888,000 in weekly payments to provide financial advances for the payment of labor and labor-related benefits to assist in completing the project contract with the CCIA for work at the Cooper Medical Center in New Jersey (the Owner or Cooper Project).  The Cooper Project is a $14.5 million project being completed by the Company’s Trenton Operations.  Zurich and its affiliate F&D, as surety, have issued certain performance and payment bonds on behalf of the Owner in regard to the Company’s work on this project.  The Company will repay Zurich the financial advances pursuant to the following repayment schedule:  (1) $397,000 on or about August 3, 2012; and (2) $491,000 on or about September 7, 2012.  As a condition precedent to any financial advance, the Company executed two letters which are currently being held by Zurich: (1) a letter to the Owner voluntarily terminating its contract for reason of the Company’s default and assigning the contract to Zurich, and (2) a letter of direction to the Owner.  The letters may be forwarded to the Owner in an Event of Default.  An Event of Default under the Zurich Agreement includes: (a) the Company’s failure to make repayments to Zurich in accordance with the repayment schedule; (b) Zurich, at the Company’s request, advances more than $888,000; (c) Zurich pays any of the Company’s  vendors, subcontractors, suppliers or material men pursuant to Zurich’s obligations under its payment bond or any other reason; or (d) the Company uses any of the funds advanced by Zurich for any reason other than the payment of labor and labor benefits incurred in regard to the Cooper Project.

Section 16(b) Settlement

On August 7, 2006, Maureen Huppe, a stockholder of the Company, filed suit in the United States District Court Southern District of New York, against defendants Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P. (collectively, SSF), former stockholders of the Company, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p (b) (Section 16(b)). SSF made sales of 143,120 shares of the Company’s common stock from December 15, 2005 to January 30, 2006, at prices ranging from $9.18 to $12.62 per share.  On April 12, 2006, SSF purchased 666,468 shares of the Company’s common stock at $7.00 per share.

The complaint sought disgorgement from SSF for any "short swing profits" obtained by them in violation of Section 16(b), as a result of the foregoing sales and purchases of the Company’s common stock within periods of less than six months while SSF was a beneficial owner of more than 10% of the Company’s common stock.  The complaint sought disgorgement to the Company of all profits earned by SSF on the transactions, attorneys’ fees and other expenses.  While the suit named the Company as a nominal defendant, it contained no claims against nor sought relief from, the Company.

On June 13, 2012, the parties executed a court- approved settlement which resolved this Section 16(b) action. Pursuant to this settlement, SSF agreed to pay the Company $529,280 in disgorgement of short-swing profits, less the plaintiffs agreed- to fees and expenses of $272,539 in connection with the settlement, resulting in the remainder, or $256,741, paid to the Company.

NOTE 17 – LEGAL PROCEEDINGS

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

On or about June 30, 2011, a purported shareholder of the Company filed a derivative and putative class action lawsuit in the Court of Common Pleas of Pennsylvania, Chester County against the Company and its directors, by filing a Summons and Complaint.  The case is Edwin M. McKean v. WPCS International Incorporated, et al., (No Docket number or Judge has been assigned at this time).  In this action, the plaintiff also seeks to enjoin a proposed transaction in which Multiband would acquire all of the outstanding shares of the Company.  The plaintiff’s allegations are substantially similar to the allegations in Rapozo v. WPCS and Shepler v. WPCS discussed above. The plaintiff alleges, among other things, that the consideration to be paid for such acquisition by Multiband is inadequate, and that the individual board members failed to engage in an honest and fair sales process for the Company and failed to disclose material information for the purposes of advancing their own interests over those of the Company and its shareholders.  To that end, the plaintiff asserts a claim for breach of fiduciary duty against the Company’s board of directors.  In the event that the proposed transaction is consummated, the plaintiff seeks money damages.  The plaintiff also asserts a claim against the Company and Multiband for aiding and abetting breach of fiduciary duty for which he seeks unspecified money damages.  On October 18, 2011, the McKean case was consolidated into the Rapozo vs. WPCS case.

WPCS’ time to answer or move with respect to the Complaint in the Rapozo case has not yet expired.  The Company and its directors deny the material allegations of this complaint and intend to vigorously defend this action if necessary, however, as Multiband has announced that it is no longer pursuing the acquisition of WPCS, the Company anticipates that the lawsuit will be dismissed.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of April 30, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of April 30, 2012.

This annual report does not include an attestation report by J.H. Cohn LLP, our independent registered public accounting firm, regarding internal control over financial reporting.  As a smaller reporting company, our management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B - OTHER INFORMATION

None.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our directors and executive officers and their ages, titles, and biographies are set forth below:

NAME	AGE	OFFICES HELD
Andrew Hidalgo	56	Chairman, Chief Executive Officer and Director
Joseph Heater	48	Chief Financial Officer
Myron Polulak	58	Executive Vice President
Norm Dumbroff	51	Director
Neil Hebenton	56	Director
Michael Doyle	57	Director
Charles Benton	61	Director

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

Myron Polulak, Executive Vice President

Mr. Polulak has been Executive Vice President since December 2008 and is responsible for the management and strategic development of designated operations.  Mr. Polulak was a co-founder of New England Communications Systems, Inc. (Hartford Operations) since acquisition by WPCS in June 2006 and president of the Hartford Operations to April 2010.  Mr. Polulak has over thirty years experience in the wireless industry with 30 years specifically dedicated to state and local government system design and sales.  Mr. Polulak is a committee member of the Eastern Regional Motorola Service Station board, member of Associated Public Communications Organization and recent past chairman of Motorola National Service Advisory Council.  Mr. Polulak holds a B.S. degree in marketing and business management from Seton Hall University, Orange, New Jersey.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

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

Charles Benton, Director

Mr. Benton became a director of WPCS in July 2012.  Since February 2008, Mr. Benton has served as the Director of Distribution Services – Supply Chain for Charming Shoppes, Inc., a leading national specialty retailer of women’s apparel operating more than 1,800 retail stores throughout the United States.  Prior to that, from March 2006 to January 2008, he served as Director of Finance – Supply Chain for Charming Shoppes, and from May 1999 to February 2006, as Manager of Finance – Supply Chain for Charming Shoppes.  Previously, Mr. Benton spent approximately 20 years for Consolidated Rail Corporation. He holds a B.S. degree in accounting from St. Joseph’s University in Philadelphia, Pennsylvania.  Mr. Benton’s financial experience was instrumental in his selection as a member of our board of directors.

Family Relationships

None.

Meetings and Committees of the Board of Directors

During the fiscal year ended April 30, 2012, our board of directors held two meetings and approved certain actions by unanimous written consent. We expect our directors to attend all board and committee meetings and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities.

Audit Committee

Our Audit Committee consists of Charles Benton, Norm Dumbroff, Neil Hebenton and Michael Doyle, with Mr. Benton elected as Chairman of the Committee. Our Board of Directors has determined that each of Messrs. Benton, Dumbroff, Hebenton and Doyle are “independent” as that term is defined under applicable SEC rules and under the current listing standards of the NASDAQ Stock Market. Mr. Benton is our audit committee financial expert.

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

Executive Committee

Our Executive Committee consists of Michael Doyle, Norm Dumbroff and Neil Hebenton, with Mr. Doyle elected as Chairman of the Committee. Our Board of Directors has determined that all of the members are “independent” under the current listing standards of the NASDAQ Stock Market. Our Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Executive Committee.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

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

Nominating Committee

Our Nominating Committee consists of Neil Hebenton, Norm Dumbroff, and Michael Doyle, with Mr. Hebenton elected as Chairman of the Committee. The Board of Directors has determined that all of the members are “independent” under the current listing standards of the NASDAQ Stock Market.

Our Nominating Committee has responsibility for assisting the Board in, among other things, effecting the organization, membership and function of the Board and its committees. The Nominating Committee shall identify and evaluate the qualifications of all candidates for nomination for election as directors.

Involvement in Certain Legal Proceedings

Our Directors and Executive Officers have not been involved in any of the following events during the past ten years:

1.
any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.
being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.
being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.
being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities We believe that, during fiscal 2012, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

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
Norm Dumbroff
Neil Hebenton

COMPENSATION DISCUSSION AND ANALYSIS (CD&A)

The following discussion and analysis of compensation arrangements of our named executive officers for the fiscal year ended April 30, 2012 should be read together with the compensation tables and related disclosures set forth below.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

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

Contract with Myron Polulak

On December 1, 2011, we entered into a three-year employment contract with Mr. Polulak with a base salary of $176,000 per annum.  Effective May 1, 2012, Mr. Polulak’s base salary was increased to $200,000 per annum.  Upon the anniversary of the agreement, the agreement will automatically renew for another year from the anniversary date, unless, prior to the 30th calendar day preceding expiration of the agreement, either we or Mr. Polulak provide written notice not to renew the agreement.  In addition, Mr. Polulak is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. Mr. Polulak is entitled to receive an annual bonus of 3.0% of earnings before the deduction of interest and income taxes of designated subsidiaries assigned by us.

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

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, the two highest paid executive officers and up to two other highest paid individuals whose total annual salary and bonus exceeded $100,000 for fiscal years 2012 and 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (6)	All Other Compensation ($)	Total ($)

Andrew Hidalgo	2012	325,000	-	-	-	325,000
Chairman, Chief Executive Officer	2011	325,000	60,000	-	-	385,000
and Director (1)

Joseph Heater	2012	250,000	-	-	-	250,000
Chief Financial Officer (2)	2011	250,000	45,000	-	-	295,000

Myron Polulak	2012	176,000	-	-	-	176,000
Executive Vice President (3)

Brian Fortier	2012	157,000	6,393	-	-	163,393
President of Lakewood Operations (4)

Jeffrey Voacolo	2012	151,250	-	-	-	151,250
Executive Vice President (5)	2011	165,000	44,470	-	-	209,470

(1)	Mr. Hidalgo has served as Chairman, Chief Executive Officer and Director since May 24, 2002.
(2)	Mr. Heater has served as Chief Financial Officer since July 15, 2003.
(3)	Mr. Polulak has served as Executive Vice President since December 1, 2010.
(4)	Mr. Fortier served as President of Lakewood Operations from November 1, 2008, until July 25, 2012, following the asset sales of the Lakewood Operations.
(5)	Mr. Voacolo resigned on March 25, 2012.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

GRANTS OF PLAN-BASED AWARDS

There were no stock options granted to named executive officers during fiscal 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of April 30, 2012.

Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date

Andrew Hidalgo	25,000	-	$6.33	3/14/2013
	25,000	-	$2.37	10/10/2013
	26,667	13,333	$3.14	10/28/2014

Joseph Heater	15,000	-	$6.33	3/14/2013
	12,500	-	$2.37	10/10/2013
	13,333	6,667	$3.14	10/28/2014

Myron Polulak	1,000	-	$6.33	3/4/2013

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2012 for services to our company.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Norm Dumbroff	$12,000	-	$12,000
Neil Hebenton	12,000	-	12,000
William Whitehead (1)	12,000	-	12,000
Michael Doyle	12,000	-	12,000
Total:	$48,000	-	$48,000

(1) Mr. Whitehead resigned on April 3, 2012.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of July 11, 2012:

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our officers and directors; and
•	by all of our officers and directors as a group.

Name And Address Of Beneficial Owner (1)	Number of Shares Owned (2)		Percentage of Class (3)
Andrew Hidalgo	280,884	(4)	3.99%
Joseph Heater	40,833	(4)	*
Myron Polulak	1,000	(4)	*
Michael Doyle	12,000	(4)	*
Norm Dumbroff	82,834	(4)	1.19%
Neil Hebenton	12,000	(4)	*
Charles Benton	-		*

All Officers and Directors as a Group (7 persons)	429,551	(4)	6.04%

Multiband Corporation
9449 Science Center Drive
New Hope, MN 55428	694,271	(5)	9.98%

First Wilshire Securities Management, Inc.
1224 E Green Street, Suite 200
Pasadena, CA 91106	792,798	(6)	11.40%

___________
*	Less than 1%.

(1)	The address for each of our officers and directors is One East Uwchlan Avenue, Exton, PA 19341.
(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of July 11, 2012 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)	Percentage based on 6,954,766 shares of common stock outstanding.
(4)
Includes the following number of shares of common stock which may be acquired by certain officers and directors through the exercise of stock options which were exercisable as of July 11, 2012 or become exercisable within 60 days of that date: Andrew Hidalgo, 76,667 shares; Joseph Heater, 40,833 shares; Myron Polulak, 1,000 shares; Norm Dumbroff, 12,000 shares; Neil Hebenton, 12,000 shares; Michael Doyle, 12,000 shares; and all officers and directors as a group, 153,500 shares.

(5)	As reported pursuant to a Schedule 13G filed with the Securities and Exchange Commission on April 19, 2012.
(6)	As reported pursuant to a Schedule 13F filed with the Securities and Exchange Commission on May 14, 2012.

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

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (1)
Equity compensation plan approved by board of directors (1)	41,936	$4.22	232,214

Equity compensation plan approved by security holders (2)	5,300	$11.01	323,124

Equity compensation plan approved by security holders (3)	189,500	$3.85	198,000

Total	236,736	$4.06	753,338

(1)
We established a nonqualified stock option plan pursuant to which options to acquire a maximum of 416,667 shares of our common stock were reserved for grant (the “2002 Plan”).  As of April 30, 2012, included above in the 2002 Plan are 41,936 shares issuable upon exercise of options granted to employees and directors.

(2)
We established the 2006 Incentive Stock Plan, under which 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. As of April 30, 2012, 5,300 shares were issuable upon exercise of options granted to employees and directors.

(3)
We established the 2007 Incentive Stock Plan, under which 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. As of April 30, 2012, 189,500 shares were issuable upon exercise of options granted to employees and directors.

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

We lease our former Trenton, New Jersey location from Voacolo Properties LLC, of which the former shareholders of the Trenton Operations are the members. For the fiscal years ended April 30, 2012 and 2011, the rents paid for this lease were $69,600 and $69,000, respectively.  This lease was terminated on June 30, 2012.

We lease our Woombye, Queensland, Australia location from Pride Property Trust, of which the former shareholders of the Australia Operations are the members. For the fiscal years ended April 30, 2012 and 2011, the rents paid for this lease were $62,181 and $55,272, respectively. We believe the terms of this lease are no less favorable than those which could have been obtained between unrelated parties for similar transactions acting at arm’s length.

In connection with the acquisition of the China Operations in fiscal 2007, our joint venture partner provided the office building for the China Operations rent free during the fiscal year ended April 30, 2012.  We expect to enter into a lease with the joint venture partner in fiscal 2013.

As of April 30, 2012, the China Operations had outstanding loans due to the joint venture partner, Taian Gas Group (TGG), totaling $3,314,708, of which $2,388,765 matures on September 30, 2012, and bears interest at 5.81%. The remaining balance of $925,943 is due on demand and represents interest accrued and working capital loans from TGG to the China Operations in the normal course of business. The China Operations revenue earned from TGG and subsidiaries is $1,274,774 and $878,296 for the years ended April 30, 2012 and 2011, respectively. The China Operations accounts receivable due from TGG and subsidiaries is $625,919 and $148,805 as of the years ended April 30, 2012 and 2011, respectively.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended April 30, 2012 and 2011, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were $476,717 and $548,406, respectively.

Audit Related Fees. We incurred fees to our independent auditors of $3,726 and $6,000, respectively, for audit related fees during the fiscal years ended April 30, 2012 and 2011.  These fees were related to the review of our registration statements prior to filing with the SEC.

Tax and Other Fees. We did not incur fees to our independent auditors for tax compliance services during the fiscal years ended April 30, 2012 and 2011.

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

10.01	2002 Employee Stock Option Plan, incorporated by reference to Exhibit 4.4 of WPCS International Incorporated’s Annual Report on Form 10-KSB, filed August 14, 2003.

10.02	2006 Incentive Stock Plan, incorporated by reference to Exhibit 4.2 of WPCS International Incorporated’s registration statement on Form S-8, filed September 21, 2005.

10.03	2007 Incentive Stock Plan, incorporated by reference to Exhibit A of WPCS International Incorporated’s definitive proxy statement on Schedule 14A, filed August 18, 2006.

10.04
Employment Agreement, effective as of February 1, 2010, by and between WPCS International Incorporated and Andrew Hidalgo, incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K, filed February 16, 2010.

10.05
Employment Agreement, effective as of February 1, 2010, by and between WPCS International Incorporated and Joseph Heater, incorporated by reference to Exhibit 10.02 of WPCS International Incorporated’s Current Report on Form 8-K, filed February 16, 2010.

10.06
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

10.07
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

10.08
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

10.09
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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

10.10
Securities Purchase Agreement, dated as of September 1, 2011, by and between WPCS International Incorporated and Multiband Corporation, incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed September 8, 2011.

10.11
Second Amendment to Forbearance Agreement, dated as of September 27, 2011, by and among Bank of America, N.A., WPCS International Incorporated, WPCS International – Lakewood, Inc., WPCS International – Suisun City, Inc., WPCS International – Hartford, Inc., WPCS International - Seattle, Inc., WPCS International – Trenton, Inc., and WPCS International – Portland, Inc., incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s Current Report on Form 8-K filed September 30, 2011.

10.12	Employment Agreement, effective as of December 1, 2011, by and between WPCS International Incorporated and Myron Polulak.

10.13
 Loan and Security Agreement, dated January 27, 2012, by and among WPCS International Incorporated, WPCS International – Suisun City, Inc., WPCS International – Seattle, Inc., WPCS International – Portland, Inc., WPCS International – Hartford, Inc., WPCS International – Lakewood, Inc., WPCS International – Trenton, Inc. and Sovereign Bank, N.A., incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed January 30, 2012.

10.14
Form of Revolving Credit Note, dated January 27, 2012, issued by WPCS International Incorporated, WPCS International – Suisun City, Inc., WPCS International – Seattle, Inc., WPCS International – Portland, Inc., WPCS International – Hartford, Inc., WPCS International – Lakewood, Inc., and WPCS International – Trenton, Inc. in favor of Sovereign Bank, N.A., incorporated by reference to Exhibit 10.02 of WPCS International Incorporated’s Current Report on Form 8-K filed January 30, 2012.

10.15
Collateral Pledge Agreement, dated January 27, 2012, by WPCS International Incorporated in favor of Sovereign Bank, N.A., incorporated by reference to Exhibit 10.03 of WPCS International Incorporated’s Current Report on Form 8-K filed January 30, 2012.

10.16
First Amendment to Loan and Security Agreement, dated May 3, 2012, by and among WPCS International Incorporated, WPCS International – Suisun City, Inc., WPCS International – Seattle, Inc., WPCS International – Portland, Inc., WPCS International – Hartford, Inc., WPCS International – Lakewood, Inc., WPCS International – Trenton, Inc. and Sovereign Bank, N.A., incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed May 8, 2012.

10.17
Asset Purchase Agreement, dated as of July 25, 2012, by and among WPCS International Incorporated, WPCS International – Hartford, Inc., WPCS International – Lakewood, Inc., New England Communication Systems Corp. and Quality Communications Systems Inc., incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed July 26, 2012.

10.18
Escrow Agreement, dated as of July 25, 2012, by and among WPCS International Incorporated, WPCS International – Hartford, Inc., WPCS International – Lakewood, Inc., New England Communication Systems Corp., Quality Communications Systems Inc. and Sichenzia Ross Friedman Ference LLP, incorporated by reference to Exhibit 10.02 of WPCS International Incorporated’s Current Report on Form 8-K filed July 26, 2012.

14.01	Code of Ethics and Business Conduct, incorporated by reference to Exhibit 14 of WPCS International Incorporated’s annual report on Form 10-KSB, filed August 14, 2003.

21.01	Subsidiaries of the registrant.

23.01	Consent of J.H. Cohn LLP, Independent Registered Public Accounting Firm.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document*

EX-101.SCH	XBRL Taxonomy Extension Schema Document*

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase*

EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase*

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

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

WPCS INTERNATIONAL INCORPORATED

Date: July 30, 2012	By: /s/ ANDREW HIDALGO
Andrew Hidalgo
Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2012	By: /s/ JOSEPH HEATER
Joseph Heater
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ ANDREW HIDALGO Andrew Hidalgo	Chairman of the Board	July 30, 2012
/s/ MICHAEL DOYLE Michael Doyle	Director	July 30, 2012
/s/ NORM DUMBROFF Norm Dumbroff	Director	July 30, 2012

/s/ NEIL HEBENTON Neil Hebenton	Director	July 30, 2012
/s/ CHARLES BENTON Charles Benton	Director	July 30, 2012