Form 10-Q
period 2012-07-31
WPCS INTERNATIONAL INC
filed 2012-09-14
CIK 1086745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended July 31, 2012

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

As of September 12, 2012, there were 6,954,766 shares of registrant’s common stock outstanding.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
ASSETS	2012	2012
	(Unaudited)	(Note 1)
CURRENT ASSETS:

Cash and cash equivalents	$1,257,920	$811,283
Accounts receivable, net of allowance of $1,618,454 and $1,794,729 at
July 31, 2012 and April 30, 2012, respectively	13,776,221	22,343,304
Costs and estimated earnings in excess of billings on uncompleted contracts	2,310,399	1,340,379
Inventory	-	1,475,266
Prepaid expenses and other current assets	2,356,016	2,142,191
Prepaid income taxes	48,586	137,279
Deferred tax assets	396,391	307,550
Total current assets	20,145,533	28,557,252

PROPERTY AND EQUIPMENT, net	3,173,186	4,309,450

OTHER INTANGIBLE ASSETS, net	354,210	382,852

GOODWILL	1,963,321	1,930,826

DEFERRED TAX ASSETS	247,362	243,999

OTHER ASSETS	69,776	371,020

Total assets	$25,953,388	$35,795,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND EQUITY	July 31,	April 30,
	2012	2012
	(Unaudited)	(Note 1)
CURRENT LIABILITIES:

Current portion of loans payable	$44,124	$143,514
Borrowings under line of credit	-	4,964,140
Current portion of capital lease obligations	5,432	15,465
Accounts payable and accrued expenses	11,128,316	16,669,621
Billings in excess of costs and estimated earnings on uncompleted contracts	2,448,516	3,594,193
Deferred revenue	631,716	790,270
Due joint venture partner	3,412,434	3,314,708
Other payable	793,927	-
Income taxes payable	268,816	194,963
Total current liabilities	18,733,281	29,686,874

Loans payable, net of current portion	56,414	223,561
Total liabilities	18,789,695	29,910,435

COMMITMENTS AND CONTINGENCIES
EQUITY:
WPCS EQUITY:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued	-	-
Common stock - $0.0001 par value, 25,000,000 shares authorized, 6,954,766
shares issued and outstanding at July 31, 2012 and April 30, 2012	695	695
Additional paid-in capital	50,739,430	50,477,543
Accumulated deficit	(46,149,961)	(47,143,662)
Accumulated other comprehensive income on foreign currency translation	1,471,089	1,433,066

Total WPCS equity	6,061,253	4,767,642

Noncontrolling interest	1,102,440	1,117,322

Total equity	7,163,693	5,884,964

Total liabilities and equity	$25,953,388	$35,795,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	July 31,
	2012	2011
		(Note 1)
REVENUE	$13,444,417	$18,616,091

COSTS AND EXPENSES:
Cost of revenue	10,514,076	14,207,243
Selling, general and administrative expenses	3,010,966	3,257,938
Depreciation and amortization	361,714	439,173
Change in fair value of acquisition-related contingent consideration	-	43,068
	13,886,756	17,947,422

OPERATING (LOSS) INCOME	(442,339)	668,669

OTHER EXPENSE (INCOME):
Interest expense	125,115	95,793
Interest income	(9,798)	(8,476)

(Loss) income from continuing operations before income tax provision	(557,656)	581,352

Income tax provision	134,529	411,888
(LOSS) INCOME FROM CONTINUING OPERATIONS	(692,185)	169,464

Discontinued operations:
Loss from operations of discontinued operations, net of
tax of $54,164 and ($438,228), respectively	(639,292)	(188,685)
Gain from disposal	2,324,631	-
Income (loss) from discontinued operations, net of tax	1,685,339	(188,685)

CONSOLIDATED NET INCOME (LOSS)	993,154	(19,221)

Net (loss) income attributable to noncontrolling interest	(547)	15,456

NET INCOME (LOSS) ATTRIBUTABLE TO WPCS	$993,701	$(34,677)

Basic and diluted net income (loss) per common share attributable to WPCS:
(Loss) income from continuing operations attributable to WPCS	$(0.10)	$0.02
Income (loss) from discontinued operations attributable to WPCS	$0.24	$(0.03)
Basic and diluted net income (loss) per common share attributable to WPCS	$0.14	$(0.01)

Basic weighted average number of common shares outstanding	6,954,766	6,954,766
Diluted weighted average number of common shares outstanding	6,954,766	6,964,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	July 31,
	2012	2011
Consolidated net income (loss)	$993,154	$(19,221)
Other comprehensive income - foreign currency
translation adjustments, net of tax effects of $0, and $6,919, respectively	23,688	819
Comprehensive income (loss)	1,016,842	(18,402)

Comprehensive income (loss) attributable to noncontrolling interest	(14,882)	20,829
Comprehensive income (loss) attributable to WPCS	$1,031,724	$(39,231)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY
THREE MONTHS ENDED JULY 31, 2012
(Unaudited)

							Accumulated
							Other Compre-
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	hensive Income,	WPCS	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	net of taxes	Equity	Interest	Equity

BALANCE, May 1, 2012	-	$-	6,954,766	$695	$50,477,543	$(47,143,662)	$1,433,066	$4,767,642	$1,117,322	$5,884,964

Stock-based compensation	-	-	-	-	7,526	-	-	7,526	-	7,526

Section 16(b) settlement	-	-	-	-	254,361	-	-	254,361	-	254,361

Other comprehensive income (loss)	-	-	-	-	-	-	38,023	38,023	(14,335)	23,688

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	-	-	(547)	(547)

Net income attributable to WPCS	-	-	-	-	-	993,701	-	993,701	-	993,701

BALANCE, July 31, 2012	-	$-	6,954,766	$695	$50,739,430	$(46,149,961)	$1,471,089	$6,061,253	$1,102,440	$7,163,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	July 31,
	2012	2011
OPERATING ACTIVITIES :
Consolidated net income (loss)	$993,154	$(19,221)

Adjustments to reconcile consolidated net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	463,464	604,832
Gain from disposition of operations	(2,324,631)	-
Stock-based compensation	7,526	20,288
Provision for doubtful accounts	(23,495)	54,059
Amortization of debt issuance costs	30,092	-
Change in the fair value of acquisition-related contingent consideration	-	43,068
Gain on sale of fixed assets	(16,147)	(14,658)
Deferred income taxes	(81,924)	(26,080)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,449,841	(3,351,665)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,151,709)	125,843
Inventory	(103,164)	366,610
Prepaid expenses and other current assets	(338,784)	(173,491)
Income taxes receivable	77,779	(52,507)
Prepaid taxes	39,931	(7,929)
Other assets	254,391	482
Accounts payable and accrued expenses	(907,324)	3,330,157
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,112,013)	124,699
Deferred revenue	543,822	16,755
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(199,191)	1,041,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three Months Ended
	July 31,
	2012	2011

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	$(205,881)	$(116,473)
Proceeds from sale of operations, net of transaction costs	4,722,437	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,516,556	(116,473)

FINANCING ACTIVITIES:
Net proceeds from Section 16(b) settlement	222,413	-
Debt issuance costs	(27,220)	-
Repayments under lines of credit	(4,964,140)	(1,439,023)
Repayments under loans payable, net	(39,858)	(9,718)
Borrowings from (repayments to) joint venture partner, net	141,704	(304,623)
Repayments of capital lease obligations	(10,033)	(16,354)
Borrowings under other payable	793,927	-
NET CASH USED IN FINANCING ACTIVITIES	(3,883,207)	(1,769,718)

Effect of exchange rate changes on cash	12,479	29,165

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	446,637	(815,784)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	811,283	4,879,106
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,257,920	$4,063,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - LIQUIDITY AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of WPCS International Incorporated (WPCS) and its wholly and majority-owned subsidiaries, as follows, collectively referred to as “we”, “us” or the "Company".  United States-based subsidiaries include WPCS Incorporated, WPCS International – Suisun City, Inc. (Suisun City Operations), WPCS International – Trenton, Inc. (Trenton Operations), WPCS International – Seattle, Inc. (Seattle Operations), and WPCS International – Portland, Inc. (Portland Operations). International operations include WPCS Asia Limited, 60% of Taian AGS Pipeline Construction Co. Ltd. (China Operations), and WPCS Australia Pty Ltd., WPCS International – Brendale, Pty Ltd., and The Pride Group (QLD) Pty Ltd. (Pride), (collectively, Australia Operations).

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q of Article 10 of Regulation S-X and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2012 included in the Company’s Annual Report on Form 10-K. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of condensed consolidated financial position, results of operations and cash flows for the interim periods. Operating results for the three month period ended July 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2013. The amounts for the April 30, 2012 balance sheet have been extracted from the audited consolidated financial statements included in Form 10-K for the year ended April 30, 2012.

The Company provides design-build engineering services that focus on the implementation requirements of communications infrastructure. The Company provides its engineering capabilities including wireless communication, specialty construction and electrical power to the public services, healthcare, energy and corporate enterprise markets worldwide.

On September 1, 2011, the Company sold its wholly-owned subsidiaries, WPCS International - St. Louis, Inc. (St. Louis Operations) and its WPCS International -Sarasota, Inc. (Sarasota Operations).  On July 25, 2012, the Company sold substantially all of the assets of its wholly-owned subsidiaries, WPCS International - Hartford, Inc. (Hartford Operations) and WPCS International - Lakewood, Inc. (Lakewood Operations).  As a result, these condensed consolidated financial statements reflect the results of these four operations as discontinued operations for all periods presented, including certain reclassifications to prior year financial statements to present discontinued operations.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As further described in Note 4, “Debt”, on January 27, 2012, WPCS and its United States-based subsidiaries Suisun City Operations, Seattle Operations, Portland Operations, Hartford Operations, Lakewood Operations, and Trenton Operations (collectively, the Subsidiaries),  entered into a loan and security agreement (the Credit Agreement) with Sovereign Bank, N.A. (Sovereign).

The Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default. Principal covenants include (a) Fixed Charge Coverage Ratio of not less than 1.2 to 1.0, measured as of April 30, 2012 and as of each fiscal quarter end thereafter, in each case on a trailing two (2) quarter basis; and (b) Leverage Ratio of not more than 1.75 to 1.0, measured as of each fiscal quarter end.  Due to the operating losses for the quarters ended April 30, 2012 and July 31, 2012, the Company did not meet the Fixed Charge Coverage Ratio of 1.2 to 1.0 for the two quarters ended April 30, 2012 and July 31, 2012, and the Leverage Ratio of not more than 1.75 to 1.0 at April 30, 2012, and the Company is currently in default under the Credit Agreement.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result, the Credit Agreement was amended on May 3, 2012 and on August 31, 2012.  On August 31, 2012, the Company entered into the Second Amendment to Loan and Security Agreement (the Second Amendment) to the Credit Agreement with Sovereign. The Second Amendment reduced the maximum revolving line of credit in amount not to exceed $2,000,000. As of September 12, 2012, the total amount available to borrow under the Credit Agreement was $1,759,119, and the total advance amount outstanding was $204,619, resulting in net availability for future borrowings of $1,554,500. The reduction in the revolving line of credit did not require the Company to pay down any additional borrowings as the total amount of outstanding borrowings was not in excess of the total amount available to borrow.  In connection with the Second Amendment, Sovereign reserved all of its available rights and/or remedies as a result of the defaults of the financial covenants, including the right to demand repayment of amounts outstanding immediately or the right to withhold or cease making credit advances under the Credit Agreement.  If Sovereign decided to demand repayment of existing amounts outstanding under the Credit Agreement, the Company would not have the ability to satisfy this current repayment obligation to Sovereign. If Sovereign exercised any of its available rights, it would have a serious adverse effect on the Company’s business, operations and future prospects.  As a result, the Company is considering the following alternatives to repay Sovereign, including but not limited to: (1)  seeking alternative debt financing and has commenced discussions with other senior lenders to replace the Credit Agreement; (2) divestiture of  additional assets or operations; or (3) merger with or sale of the Company to a third party.

As more fully described in Note 10, “Commitments and Contingencies,” on July 12, 2012, the Company executed the Surety Financing and Confession of Judgment Agreement (the Zurich Agreement) with Zurich American Insurance Company (Zurich). The Company is not in compliance with the terms of the Zurich Agreement.  As a result of the Company’s noncompliance, the Company instructed the owner of this project to make at all current and future payments directly to Zurich.

The Company’s failure to comply with the terms of the Credit Agreement and the Zurich Agreement, as well as the Company’s losses from operations for the three months ended July 31, 2012 raise substantial doubt about the Company’s ability to continue as a going concern. At July 31, 2012, the Company had cash and cash equivalents of $1,257,920 and working capital of $1,412,252, which consisted of current assets of $20,145,533 and current liabilities of $18,733,281. As of September 12, 2012, the Company had remaining availability under the Credit Agreement of $1,554,500.

Based on current projections, the Company does not expect its available cash, working capital balances, operating expense management and expected future operating income to be sufficient to cover its liquidity needs beyond the end of its second fiscal quarter or early into its third fiscal quarter for the fiscal year ending April 30, 2013.  The Company's continuation as a going concern is ultimately dependent upon its future financial performance and ability to refinance or restructure its credit facilities, which will be affected by general economic, competitive, and other factors, many of which are beyond the Company's control. There can be no assurance that the execution of one or more of the alternatives described above to repay Sovereign will be successful to ensure the Company’s continuation as a going concern. The report of our independent registered public accounting firm for the year ended April 30, 2012 contained an emphasis paragraph indicating there is substantial doubt concerning our ability to continue as a going concern.

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

Accounts Receivable

Accounts receivable are due within contractual payment terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Credit is extended based on evaluation of a customer's financial condition. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines an allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The Company’s material financial instruments at July 31, 2012 and for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, account payable, line of credit and loans payable. The fair values of cash and cash equivalents, accounts receivable, and account payable are equal to their carrying value because of their liquidity and short-term maturity. Management believes that the fair values of the line of credit and loans payable do not differ materially from their aggregate carrying values in that substantially all the obligations bear variable interest rates that are based on market rates or interest rates that are periodically adjustable to rates that are based on market rates.

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

The Company determines the fair value of the reporting units for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. The Company performs its annual impairment test at April 30 absent any interim impairment indicators. Significant adverse changes in general economic conditions could impact the Company's valuation of its reporting units. For the three months ended July 31, 2012, there were no interim impairment indicators.

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

Changes in goodwill consist of the following during the three months ended July 31, 2012:

Total

Beginning balance, May 1, 2012	$1,930,826

Foreign currency translation adjustments	32,495

Ending balance, July 31, 2012	$1,963,321

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets consist of the following at July 31, 2012 and April 30, 2012:

	Estimated useful life	July 31,	April 30,
	(years)	2012	2012

Customer list	3-9	$1,982,303	$2,961,799
Less accumulated amortization		(1,628,575)	(2,579,895)
		353,728	381,904

Contract backlog	1-3	1,038,932	1,034,787
Less accumulated amortization		(1,038,450)	(1,033,839)
		482	948

Totals		$354,210	$382,852

Amortization expense of other intangible assets for the three months ended July 31, 2012 and 2011 was $35,099 and $40,890, respectively. There are no expected residual values related to these intangible assets.

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

The Company has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. Cost estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated cost to complete projects, which determines the project’s percent complete, must be made and used in connection with the revenue recognized in the accounting period. Current estimates may be revised as additional information becomes available. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated. For the three months ended July 31, 2012 and 2011, the Company has provided aggregate loss provisions of approximately $247,769 and $317,469 related to anticipated losses on long-term contracts.

The length of the Company’s contracts varies. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets as they will be liquidated in the normal course of contract completion, although this may require more than one year.

The Company records revenue and profit from short-term contracts for the China Operations under the completed contract method, whereas income is recognized only when a contract is completed or substantially completed. Accordingly, during the period of performance, billings and costs are accumulated on the balance sheet, but no revenue or income is recorded before completion or substantial completion of the work.  The Company’s decision is based on the short-term nature of the work performed.

The Company also recognizes certain revenue from short-term contracts when the services have been provided to the customer.  For maintenance contracts, revenue is recognized ratably over the service period.

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

On a periodic basis, the Company evaluates its ability to realize its deferred tax assets net of its deferred tax liabilities and adjusts such amounts in light of changing facts and circumstances, including but not limited to the level of past and future taxable income, and the current and future expected utilization of tax benefit carryforwards. The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is required to reduce the net deferred tax assets to the amount that is more likely than not to be realized in future periods.  The Company considers past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. The Company’s forecast of expected future taxable income is based over such future periods that it believes can be reasonably estimated.  Based on its analysis as of July 31, 2012, the Company continues to provide a full valuation allowance on its U.S. Federal and state deferred tax assets.  The Company will continue to evaluate the realization of its deferred tax assets and liabilities on a periodic basis, and will adjust such amounts in light of changing facts and circumstances.

The Company performed a review for uncertainty in income tax positions in accordance with authoritative guidance.  This review did not result in the recognition of any material unrecognized tax benefits as of July 31, 2012 and 2011. Management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. For the three months ended July 31, 2012 and 2011, the Company recognized no interest or penalties.  The statute of limitations for the Company's U.S. Federal, state and foreign income tax returns prior to fiscal years 2008 are closed.

Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share is computed as net income (loss) from continuing operations divided by the weighted average number of common shares outstanding for the period. The table below presents the computation of basic and diluted net income (loss) per common share from continuing operations for the three months ended July 31, 2012 and 2011, respectively:

Basic income (loss) per share computation	Three Months Ended
	July 31,
	2012	2011
Numerator:

Net income (loss) from continuing operations, net of noncontrolling interest	$(692,732)	$154,008

Denominator:

Basic weighted average shares outstanding	6,954,766	6,954,766

Basic net income (loss) per common share from continuing operations	$(0.10)	$0.02

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Diluted income (loss) per share computation	Three Months Ended
	July 31,
	2012	2011
Numerator:

Net income (loss) from continuing operations, net of noncontrolling interest	$(692,732)	$154,008

Denominator:

Basic weighted average shares outstanding	6,954,766	6,954,766

Incremental shares from assumed conversion:
Assumed exercise of stock options	-	9,445

Diluted weighted average shares	6,954,766	6,964,211

Diluted net income (loss) per common share from continuing operations	$(0.10)	$0.02

At July 31, 2012 and 2011, the Company had 227,436 and 272,938 outstanding stock options, respectively. For the three months ended July 31, 2012 and 2011, 227,436 and 199,538 stock options were not included in the computation of diluted net income (loss) in each period, respectively. The potentially dilutive securities were excluded because the Company had a loss from continuing operations for the three months ended July 31, 2012.  For the three months ended July 31, 2011, although the Company had income from continuing operations, the remaining potentially dilutive securities were excluded because the option exercise prices exceeded the average market price of the common stock, and therefore, the effects would be antidilutive.

 Noncontrolling Interest

Noncontrolling interest for the three months ended July 31, 2012 and 2011 consists of the following:

	Three Months Ended
	July 31,
	2012	2011
Balance, beginning of period	$1,117,322	$1,038,428

Net (loss) income attributable to noncontrolling interest	(547)	15,456

Other comprehensive (loss) income attributable to noncontrolling interest	(14,335)	5,373

Balance, end of period	$1,102,440	$1,059,257

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. The most significant estimates relate to the calculation of percentage-of-completion on uncompleted contracts, allowance for doubtful accounts, valuation of inventory, realization of deferred tax assets, amortization method and lives of customer lists, acquisition-related contingent consideration and estimates of the fair value of reporting units and discounted cash flows used in determining whether goodwill has been impaired. Actual results could differ from those estimates.

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

NOTE 3 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Costs and estimated earnings on uncompleted contracts consist of the following at July 31, 2012 and April 30, 2012:

	July 31, 2012	April 30, 2012
Costs incurred on uncompleted contracts	$78,067,151	$76,682,610
Provision for loss on uncompleted contracts	(247,769)	(1,886,896)
Estimated contract (loss) profit	(528,384)	2,242,232
	77,290,998	77,037,946
Less: billings to date	77,429,115	79,291,760
Total	$(138,117)	$(2,253,814)

Costs and estimated earnings in excess of billings on uncompleted contracts	$2,310,399	$1,340,379

Billings in excess of costs and estimated earnings
on uncompleted contracts	(2,448,516)	(3,594,193)
Total	$(138,117)	$(2,253,814)

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which circumstances requiring the revisions become known. During the three months ended July 31, 2012 and 2011, the effect of such revisions in estimated contract profits resulted in an increase to gross profits of approximately $459,000 (approximately $0.07 per common share) and $406,000 (approximately $0.06 per common share), respectively, from that which would have been reported had the revised estimates been used as the basis of recognition for contract profits in prior years. The increase in gross profit includes approved change orders received on one project in the Trenton Operations of approximately $736,000 for the three months ended July 31, 2012.

Although management believes it has established adequate procedures for estimating costs to complete open contracts, additional costs could occur on contracts prior to completion.

NOTE 4 - DEBT

Lines of Credit

On January 27, 2012, the Company and its Subsidiaries entered into the Credit Agreement with Sovereign, which was amended May 3, 2012, and again on August 31, 2012. The Credit Agreement, as amended, provides for a revolving line of credit in an amount not to exceed $2,000,000 and letters of credit in an amount not to exceed $200,000. Pursuant to the Credit Agreement, the Company granted a security interest to Sovereign in all of its assets. In addition, pursuant to a collateral pledge agreement, the Company pledged 100% of its ownership in the Subsidiaries and 65% of its ownership in WPCS Australia Pty Ltd.  Borrowings under the Credit Agreement may be used for general corporate purposes, for permitted acquisitions, for working capital and for related fees and expenses.  The Company used the initial funds provided by the loan to repay the existing loan to Bank of America, N.A. (BOA), which loan agreement was terminated in connection with the Credit Agreement and to pay $409,177 for fees and expenses in connection with the Credit Agreement. The Company paid a loan commitment fee of $60,000 and will pay a monthly unused commitment fee during the term of the Credit Agreement of 0.375%. In addition, the Company shall pay Sovereign a collateral monitoring fee of $1,000 per month during the term of the Credit Agreement and 2.25% per annum on the face amount of each letter of credit issued by Sovereign.  The interest rate applicable to revolving loans under the Credit Agreement is the Prime Rate (3.25%) plus 2.00%, or 5.25%.  The Credit Agreement matures on January 27, 2015.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 3, 2012, the Company entered into the Amendment to the Credit Agreement with Sovereign.  The Amendment reduced the maximum revolving line of credit in amount not to exceed $6,500,000.  As of July 31, 2012, there were no borrowings outstanding under the Credit Agreement.  As a result of the asset sales described in Note 9, the total amount available to borrow under the Credit Agreement based on the revised eligible accounts receivable was $1,759,119.

On August 31, 2012, the Company entered into the Second Amendment with Sovereign. Pursuant to the terms of the Second Amendment, the Company is permitted to borrow  under the revolving credit line, under a Borrowing Base equal to the lesser of (i) $2,000,000 less the letter of credit amount, or (ii) the sum of (a) 80% of Eligible Accounts Receivable, minus (c) the letter of credit amount minus (d) such reserves, in such amounts and with respect to such matters, as Sovereign may deem reasonably proper and necessary from time to time at its own discretion, which is currently $500,000.  As of September 12, 2012, the total amount available to borrow under the Credit Agreement was $1,759,119, and the total advance amount outstanding was $204,619, resulting in net availability for future borrowings of $1,554,500.  The reduction in the revolving line of credit did not require the Company to pay down any additional borrowings as the total amount of outstanding borrowings was not in excess of the total amount available to borrow.

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

The Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and lock box arrangements. Principal covenants include (a) Fixed Charge Coverage Ratio of not less than 1.2 to 1.0, measured as of April 30, 2012 and as of each fiscal quarter end thereafter, in each case on a trailing two (2) quarter basis; and (b) Leverage Ratio of not more than 1.75 to 1.0, measured as of each fiscal quarter end. Due to the operating losses for the quarters ended April 30, 2012 and July 31, 2012, the Company did not meet the Fixed Charge Coverage Ratio of 1.2 to 1.0 for the two quarters ended April 30, 2012 and July 31, 2012, and the Leverage Ratio of 1.75 to 1.0 at April 30, 2012, and the Company is currently in default under the Credit Agreement. In connection with the Second Amendment, Sovereign reserved all of its available rights and/or remedies as a result of the defaults of the financial covenants, including the right to demand repayment of amounts outstanding or withhold or cease making credit advances under the Credit Agreement.

Loans Payable

The Company’s long-term debt also consists of notes issued by the Company or assumed in acquisitions related to working capital funding and the purchase of property and equipment in the ordinary course of business. At July 31, 2012, loans payable and capital lease obligations totaled $105,970 with interest rates ranging from 0% to 12.7%.

Due Joint Venture Partner

As of July 31, 2012, the China Operations had outstanding unsecured loans due the joint venture partner, Taian Gas Group (TGG), totaling $3,412,434, of which $2,357,250 matures on September 30, 2012, and bears interest at 5.81%.  The Company expects to renew the outstanding loans on or prior to maturity consistent with historical practice. The remaining balance of $1,055,184 is due on demand and represents interest accrued and working capital loans from TGG to the China Operations in the normal course of business.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of the Trenton Operations, the Company leased its Trenton, New Jersey location from Voacolo Properties LLC, of which the former shareholders of the Trenton Operations are the members.  For the three months ended July 31, 2012 and 2011, the rent paid for this lease was $12,600 and $17,400, respectively.  This lease was terminated as of June 30, 2012.

In connection with the acquisition of Pride, the Company leases its Woombye, Queensland, Australia location from Pride Property Trust, of which the former shareholders of the Pride Group (QLD) Pty Ltd. are the members. For each of the three month periods ended July 31, 2012 and 2011, the rents paid for this lease were $15,543.

The China Operations revenue earned from TGG and subsidiaries was $0 and $689,235 for the three months ended July 31, 2012 and 2011, respectively. The China Operations accounts receivable due from TGG and subsidiaries was $617,661 and $425,975 as of July 31, 2012 and 2011, respectively.

NOTE 6 - SHAREHOLDERS’ EQUITY

Stock-Based Compensation Plans

In September 2006, the Company adopted the 2007 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2007 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  These shares were registered under Form S-8. Under the terms of the 2007 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant.  These options generally vest based on between one to three years of continuous service and have five-year contractual terms.  At July 31, 2012, options to purchase 176,500 shares were outstanding at exercise prices ranging from $2.37 to $6.33. At July 31, 2012, there were 211,000 options available for grant under the 2007 Incentive Stock Plan.

In September 2005, the Company adopted the 2006 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options.  Under the 2006 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  These shares were registered under Form S-8. Under the terms of the 2006 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant.  These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At July 31, 2012, options to purchase 1000 shares were outstanding at exercise price of $6.33.  At July 31, 2012, there were 327,424 options available for grant under the 2006 Incentive Stock Plan.

In March 2003, the Company established a stock option plan pursuant to which options to acquire a maximum of 416,667 shares of the Company's common stock were reserved for grant (the "2002 Plan"). These shares were registered under Form S-8. Under the terms of the 2002 Plan, the options are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At July 31, 2012, options to purchase 49,936 shares were outstanding at exercise prices ranging from $0.84 to $10.25.  At July 31, 2012, there were 224,214 shares available for grant under the 2002 Plan.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. Compensation cost is then recognized on a straight-line basis over the vesting or service period and is net of estimated forfeitures.  There were 10,000 stock options granted during the three months ended July 31, 2012. There were no stock options granted during the three months ended July 31, 2011.

The Company recorded stock-based compensation of $7,526 and $20,288 for the three months ended July 31, 2012 and 2011, respectively. At July 31, 2012, the total compensation cost related to unvested stock options granted to employees under the Company’s stock option plans but not yet recognized was approximately $7,000 and is expected to be recognized over a weighted-average period of 7 months.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Section 16(b) Settlement

On August 7, 2006, Maureen Huppe, a stockholder of the Company, filed suit in the United States District Court Southern District of New York, against defendants Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P. (collectively SSF), former stockholders of the Company, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p (b) (Section 16(b)). SSF made sales of 143,120 shares of the Company’s common stock from December 15, 2005 to January 30, 2006, at prices ranging from $9.18 to $12.62 per share.  On April 12, 2006, SSF purchased 666,468 shares of the Company’s common stock at $7.00 per share.

The complaint sought disgorgement from SSF for any "short swing profits" obtained by them in violation of Section 16(b), as a result of the foregoing sales and purchases of the Company’s common stock within periods of less than six months while SSF was a beneficial owner of more than 10% of the Company’s common stock.  The complaint sought disgorgement to the Company of all profits earned by SSF on the transactions, attorneys’ fees and other expenses. While the suit named the Company as a nominal defendant, it contained no claims against nor sought relief from the Company.

On June 13, 2012, the parties executed a court approved settlement which resolved this Section 16(b) action. Pursuant to this settlement, SSF agreed to pay the Company $529,280 in disgorgement of short-swing profits, less the plaintiffs agreed to fees and expenses of $272,539 in connection with the settlement, resulting in the remainder, or $254,361, paid to the Company.  The Company recorded the net proceeds as additional paid-in capital.

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

Shelf Registration Statement

On April 15, 2010, the Company filed a registration statement on Form S-3 using a “shelf” registration process.  Under this shelf registration process, the Company may offer up to 2,314,088 shares of its common stock, from time to time, in amounts, at prices, and terms that will be determined at the time of the offering.  Each share of the Company’s common stock automatically includes one right to purchase one one-thousandth of a share of Series D Junior Participating Preferred Stock, par value $0.0001 per share, which becomes exercisable pursuant to the terms and conditions set forth in the Rights Plan Agreement as described above. The net proceeds from securities sold by the Company will be added to our general corporate funds and may be used for general corporate purposes.  As of July 31, 2012, no shares of the Company’s common stock have been issued under this shelf registration statement.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - SEGMENT REPORTING

The Company's reportable segments are determined and reviewed by management based upon the nature of the services, the external customers and customer industries and the sales and distribution methods used to market the products. The Company organizes its reportable segments to correspond with its primary service lines: wireless communications, specialty construction and electrical power.  Management evaluates performance based upon income (loss) before income taxes. Corporate includes corporate salaries and external professional fees, such as accounting, legal and investor relations costs which are not allocated to the other segments.  Corporate assets primarily include cash and cash equivalents and prepaid expenses.

As part of the divestiture transactions more fully described in Note 9, the Company reclassified the reporting units within its reportable segments.  As a result, wireless communications includes the Suisun City and Australia Operations, specialty construction includes the China Operations, and electrical power includes the Trenton, Seattle and Portland Operations, for each of the periods presented.  The segment information presented below with regard to the operating results no longer includes amounts related to the St. Louis, Sarasota, Lakewood and Hartford Operations, which were sold and subsequently reported as discontinued operations.  The Sarasota, Lakewood and Hartford Operations were previously reported in the wireless communications segment and the St. Louis Operation was reported in the specialty construction segment.  Segment results for the three months ended July 31, 2012 and 2011 are as follows:

	As of and for the Three Months Ended July 31, 2012					As of and for the Three Months Ended July 31, 2011
	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total

Revenue	$-	$4,614,811	$1,030,800	$7,798,806	$13,444,417	$-	$7,098,539	$1,300,129	$10,217,423	$18,616,091

Depreciation and amortization	$10,993	$94,803	$174,691	$81,227	$361,714	$16,373	$128,945	$181,999	$111,856	$439,173

Income (loss) from continuing operations before income taxes	$(866,461)	$(40,308)	$18,831	$330,282	$(557,656)	$(910,609)	$861,110	$72,926	$557,925	$581,352

Goodwill	$-	$1,963,321	$-	$-	$1,963,321	$-	$2,038,978	$-	$-	$2,038,978

Total assets	$786,681	$9,088,501	$7,497,749	$8,580,457	$25,953,388	$8,922,917	$13,041,863	$10,761,219	$13,606,674	$46,332,673

Additions of property and equipment	$-	$39,820	$136,343	$58,850	$235,013	$2,662	$23,737	$65,567	$15,306	$107,272

As of and for the three months ended July 31, 2012 and 2011, the specialty construction segment includes approximately $1,031,000 and $1,300,000 in revenue and $847,000 and $854,000 of net assets held in China related to the Company’s 60% interest in the China Operations, respectively. As of and for the three months ended July 31, 2012 and 2011, the wireless communications segment includes approximately $2,156,000 and $3,283,000 in revenue and $2,816,000 and $2,697,000 of net assets held in Australia related to the Company’s Australia Operations, respectively.

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

The following table sets forth the assets and liabilities measured at fair value on a nonrecurring basis, by input level, in the consolidated balance sheet at July 31, 2011:

Quoted Prices in
	Active Markets for	Significant Other	Significant
Balance Sheet	Identical Assets or	Observable Inputs	Unobservable	July 31, 2011
Location	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total
Liabilities:
Acquisition-related
contingent consideration	$-	$-	$1,049,011	$1,049,011

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

NOTE 9 - DISCONTINUED OPERATIONS

St. Louis and Sarasota Operations Common Stock Sales

Effective September 1, 2011, the Company entered into a Securities Purchase Agreement and Amendment No. 1 to the Escrow Agreement with Multiband, Inc. (Multiband) traded under the NASDAQ symbol MBND, for the acquisition by Multiband of the common stock of the Company’s former wholly-owned subsidiaries, the St. Louis and Sarasota Operations, for $2,000,000 in cash.  The $2,000,000 in proceeds was used to reduce the outstanding borrowings under a previous loan agreement with BOA.

Hartford and Lakewood Operations Asset Sales

On July 25, 2012, the Company and the Hartford and Lakewood Operations entered into an asset purchase agreement (the Purchase Agreement), pursuant to which the Hartford and Lakewood Operations sold substantially all of their assets to two newly-created subsidiaries of Kavveri Telecom Products Limited (Kavveri) for a purchase price of $5.5 million in cash, subject to adjustment, and the assumption of their various liabilities.  At closing, the Company received $4.9 million in cash, with the remaining $600,000 of the purchase price to be placed into escrow pursuant to the Purchase Agreement. The Company used the proceeds from this sale to repay the full amount outstanding under the Credit Agreement of $4,022,320 as of July 25, 2012.  The difference of $877,680 was deposited in its operating cash account.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The parties agreed to place $350,000 of the purchase price into escrow pending assignment of certain contracts post-closing, with the Company receiving those funds upon successful assignment of the contracts. The remaining $250,000 is to be escrowed for purposes of satisfying certain adjustments to the purchase price based on a final net asset valuation to be completed after closing as well as repurchase obligations of certain delinquent accounts receivable. No later than three days after the final determination of the net asset valuation, the purchasers are required to deposit the $600,000 into escrow. On September 4, 2012, the purchasers provided the Company with their net asset valuation as of the closing date.  The Company is currently evaluating the net asset valuation within its 30 day review period to approve or disagree with such calculations. If the parties disagree, they have 20 days to resolve any differences, and if they are unable to come to an agreement, the matter will then be submitted to one or more independent, nationally-recognized accounting firms for final determination.

The Company has reported the financial activity of these four operations as discontinued operations for all periods presented.  A summary of the operating results for the discontinued operations is as follows:

	Three Months Ended
	July 31,
	2012	2011

REVENUE	$4,901,501	$6,803,412

COSTS AND EXPENSES:
Cost of revenue	4,088,400	5,365,943
Selling, general and administrative expenses	1,291,164	1,898,584
Depreciation and amortization	101,750	165,659

	5,481,314	7,430,186

OPERATING LOSS FROM DISCONTINUED OPERATIONS	(579,813)	(626,774)

Interest expense	5,315	139

Loss from discontinued operations before income tax provision (benefit)	(585,128)	(626,913)

Income tax provision (benefit)	54,164	(438,228)

Loss from discontinued operations, net of tax	(639,292)	(188,685)

Gain from disposal	2,324,631	-

TOTAL INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$1,685,339	$(188,685)

The Company incurred approximately $55,000 of expenses directly associated with the asset sales of the Hartford and Lakewood Operations.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were no assets or liabilities included in the condensed consolidated balance sheet for the Hartford and Lakewood Operations at July 31, 2012.  The major classes of assets and liabilities included in the condensed consolidated balance sheets at April 30, 2012 for the Hartford and Lakewood Operations as discontinued operations were as follows:

ASSETS	April 30, 2012

CURRENT ASSETS:

Cash and cash equivalents	$2,432
Accounts receivable, net of allowance of $134,929 at April 30, 2012	5,837,341
Costs and estimated earnings in excess of billings on uncompleted contracts	183,760
Inventory	1,416,773
Prepaid expenses and other current assets	82,971
Prepaid income taxes	47,920
Total current assets	7,571,197

PROPERTY AND EQUIPMENT, net	1,013,377

OTHER ASSETS	51,478

Total assets	8,636,052

LIABILITIES AND EQUITY

CURRENT LIABILITIES:

Current portion of loans payable	99,002
Income taxes payable	2,000
Accounts payable and accrued expenses	4,754,099
Billings in excess of costs and estimated earnings on uncompleted contracts	33,103
Deferred revenue	498,934
Total current liabilities	5,387,138

Loans payable, net of current portion	172,222
Total liabilities	5,559,360

Total net assets	$3,076,692

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Other payable

On July 12, 2012, the Company executed the Zurich Agreement with Zurich. Under the terms of the Zurich Agreement, as of July 31, 2012, Zurich advanced the Company $793,927 for the payment of labor and labor-related benefits to assist in completing the project contract with the Camden County Improvement Authority for work at the Cooper Medical Center in New Jersey (the Owner or Cooper Project).  The Cooper Project is a $15.1 million project being completed by the Company’s Trenton Operations. Zurich and its affiliate Fidelity and Deposit Company of Maryland (F&D), as surety, have issued certain performance and payment bonds on behalf of the Owner in regard to the Company’s work on this project. The Company was to repay Zurich the financial advances pursuant to the following repayment schedule:  (1) $397,000 on or about August 3, 2012; and (2) the balance of $396,927 on or about September 7, 2012.  As a condition precedent to the financial advance, the Company executed two letters which are held by Zurich: (1) a letter to the Owner voluntarily terminating its contract for reason of the Company’s default and assigning the contract to Zurich, and (2) a letter of direction to the Owner.  The letters may be forwarded to the Owner in an Event of Default.  An Event of Default under the Zurich Agreement includes: (a) the Company’s failure to make repayments to Zurich in accordance with the repayment schedule; (b) Zurich, at the Company’s request, advances more than $888,000; (c) Zurich pays any of the Company’s  vendors, subcontractors, suppliers or material men pursuant to Zurich’s obligations under its payment bond or any other reason; or (d) the Company uses any of the funds advanced by Zurich for any reason other than the payment of labor and labor benefits incurred in regard to the Cooper Project.  The Company is in default under the Zurich Agreement as it has not repaid Zurich the $793,927.  As a result, a letter of direction was sent to the Owner, requesting that all current and future amounts to be paid on the contract be assigned and paid to Zurich directly.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Performance and payment bonds

The Company is contingently liable to Zurich and its affiliate F&D under a general indemnity agreement. Zurich and F&D, as surety, have issued certain performance and payment bonds on behalf of owners or customers regarding the Company’s work on various projects.  The Company agrees to indemnify the surety for any payments made on contracts of suretyship, guaranty or indemnity. In this regard, Zurich and F&D have received notice of  claims to-date from certain vendors of approximately $4.3 million against payment bonds on the Cooper Project and $723,000 from certain vendors on other projects. The surety is currently investigating these claims, and to date has not disbursed any funds under such payment bonds.  The Company has recorded the appropriate accounts payable related to these projects. The Company believes that all contingent liabilities will be satisfied by its performance and payment on these contracts.

There is $2,852,346 in current and future billings, including the base contract and approved change orders with the Owner that will be paid directly to Zurich to repay the $793,927 owed under the Zurich Agreement and to partially repay payment bond claims disbursed by Zurich.

NOTE 11 - LEGAL PROCEEDINGS

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

Recent Developments

On July 25, 2012, we and the Hartford and Lakewood Operations entered into an asset purchase agreement, pursuant to which the Hartford and Lakewood Operations sold substantially all of their assets and liabilities to two newly-created subsidiaries of Kavveri for a purchase price of $5.5 million in cash, subject to adjustment and assumption of their various liabilities.  At closing, we received $4.9 million in cash, and the remaining $600,000 of the purchase price is to be placed into escrow pursuant to the asset purchase agreement.  We used the proceeds from this sale to repay the full amount outstanding under the Credit Agreement of $4,022,320 as of July 25, 2012. The difference of $877,680 was deposited in our operating cash account.

              The parties agreed to place $350,000 of the purchase price into escrow pending assignment of certain contracts post-closing, with us receiving those funds upon successful assignment of the contracts. The remaining $250,000 is to be escrowed for purposes of satisfying certain adjustments to the purchase price based on a final net asset valuation to be completed after closing as well as repurchase obligations of certain delinquent accounts receivable.  No later than three days after the final determination of the net asset valuation, the purchasers are required to deposit the $600,000 into escrow. On September 4, 2012, the purchasers provided us with their net asset valuation as of the closing date.  We are currently evaluating the net asset valuation within our 30 day review period to approve or disagree with such calculations.  If the parties disagree, they have 20 days to resolve any differences, and if they are unable to come to an agreement, the matter will then be submitted to one or more independent, nationally-recognized accounting firms for final determination.

All operating results disclosed in this quarterly report only include the results from continuing operations, and exclude the results for the St. Louis and Sarasota Operations divested in September 2011, and the Hartford and Lakewood Operations asset sales, each of which are presented as discontinued operations.  The Sarasota, Lakewood and Hartford Operations were previously reported in the wireless communications segment and the St. Louis Operation was reported in the specialty construction segment.  We have also combined the management and operations of the Seattle and Portland Operations for efficiency.

On January 27, 2012, we and our Subsidiaries entered into the Credit Agreement with Sovereign. Due to the operating losses generated by our Trenton Operations in the fiscal year ended April 30, 2012, we did not comply with certain financial covenants of the Credit Agreement. On May 3, 2012, we entered into the First Amendment with Sovereign.  The Amendment reduced the maximum revolving line of credit to an amount not to exceed $6,500,000, and borrowings under the line of credit bear interest at the Prime Rate (3.25%) plus an interest margin of 2.00%.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Furthermore, on August 31, 2012, we entered into the Second Amendment with Sovereign. The Second Amendment reduced the maximum revolving line of credit to an amount not to exceed $2,000,000. As of September 12, 2012, the total amount available to borrow under the Credit Agreement was $1,759,119, and the total advance amount outstanding was $204,619, resulting in net availability for future borrowings of $1,554,500.  The reduction in the revolving line of credit did not require us to pay down any additional borrowings as the total amount of outstanding borrowings was not in excess of the total amount available to borrow.

In connection with the Second Amendment, Sovereign reserved all of its available rights and/or remedies as a result of the defaults of the financial covenants, including the right to demand repayment of amounts outstanding immediately or the right to withhold or cease making credit advances under the Credit Agreement.  If Sovereign decided to demand repayment of existing amounts outstanding under the Credit Agreement, the Company would not have the ability to satisfy this current repayment obligation to Sovereign.   As a result, we are considering the following alternatives to repay Sovereign, including but not limited to: (1) seeking alternative debt financing and has commenced discussions with other senior lenders to replace the Credit Agreement; (2) divestiture of  additional assets or operations; or (3) merger with or sale of the Company to a third party.

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

Specialty Construction

With the development of communities and industry, pipeline services are an integral part of the infrastructure process. We have expertise in the construction and maintenance of pipelines in our China Operations for natural gas and petroleum transmission. This includes experience in transmission infrastructure, horizontal directional drilling and rock trenching. In addition, we offer trenching services for power lines, telecommunications and water lines. Our services are performed with minimal ground disruption and environmental impact.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As part of the divestiture transactions described above, we reclassified the reporting units within our reportable segments.  As a result, wireless communications includes the Suisun City and Australia Operations, specialty construction includes the China Operations, and electrical power includes Trenton, Seattle and Portland Operations, for each of the periods presented. For the three months ended July 31, 2012, wireless communication, specialty construction and electrical power represented approximately 34.3%, 7.7% and 58.0%, respectively, of our total revenue. For the three months ended July 31, 2011, wireless communication, specialty construction and electrical power represented approximately 38.1%, 7.0% and 54.9%, respectively, of our total revenue.

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

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year:

In regards to our financial results for the three months ended July 31, 2012, we generated net income of approximately $994,000, or $0.14 per diluted common share, which includes income from discontinued operations for the Hartford and Lakewood Operations of approximately $1.7 million, or $0.24 per diluted common share. This compares to a net loss of $35,000, or $0.01 per diluted common share for the same period in the prior year, which includes a loss from discontinued operations of approximately $189,000, or $0.03 per diluted common share.

In our continuing operations, for the three months ended July 31, 2012, we generated a net loss of approximately $692,000, or $0.10 per diluted common share, as compared to net income of approximately $169,000, or $0.02 per diluted common share for the three months ended July 31, 2011.

We have made progress in turning around our financial performance in our five operations centers for the three months ended July 31, 2012, as compared to previous quarter and year ended April 30, 2012. During fiscal 2012, we employed cost reduction strategies, and made management changes by hiring experienced leadership in Suisun City, especially in the project management and estimating roles, which we believe has significantly helped this operation return to EBITDA profitability. In our Trenton Operations, we are re-focusing this operation to concentrate on pursuing smaller revenue projects that can be performed profitably, and cost reduction strategies in order to return this operation to profitability in fiscal 2013.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Excluding our corporate operating expenses, the five operation centers generated EBITDA as adjusted of approximately $695,000, compared to an EBITDA loss of $7.1 million for the preceding quarter ended April 30, 2012.  The EBITDA as adjusted for the three months ended July 31, 2011 was approximately $2.0 million.  The first quarter results ended July 31, 2012 includes approximately $736,000 of change orders received by the Trenton Operations related to the Cooper Project, a project we incurred a loss of approximately $6 million in fiscal 2012.  We expect to receive additional change orders from the Cooper Project for costs incurred and recognized in prior periods, and we have also submitted a claim for approximately $3.0 million to the Owner for significant cost overruns as a result of significant delays, disruptions and construction changes which were beyond our control and required us to perform additional work.  If approved, the additional change orders and claim for the Cooper Project are expected to generate future operating income for us, as the costs related to these pending change orders and claim have already been incurred. All current and future amounts to be paid on the Cooper Project are assigned and will be paid to Zurich directly.

EBITDA is defined as earnings before interest, income taxes including noncash charges for deferred tax asset valuation allowances, gain or loss from discontinued operations, acquisition-related contingent earn-out costs, goodwill impairment, one-time charges related to exploring strategic alternatives and depreciation and amortization. Management uses EBITDA to assess the ongoing operating and financial performance of our company. This financial measure is not in accordance with GAAP and may differ from non-GAAP measures used by other companies.  A reconciliation of EBITDA is as follows.

	Three Months Ended
	July 31,	July 31,	April 30,
	2012	2011	2012

NET INCOME (LOSS) ATTRIBUTABLE TO WPCS, GAAP	$993,701	$(34,677)	$(8,528,827)

Plus:
Net income (loss) attributable to noncontrolling interest	(547)	15,456	(118,400)
Loss from discontinued operations, net of tax	639,292	188,685	442,903
(Gain) loss from disposal of discontinued operations	(2,324,631)	-	5,100
Income tax provision (benefits)	134,529	411,888	(458,442)
Interest expense	125,115	95,793	270,059
Interest income	(9,798)	(8,476)	-
Change in fair value of acquisition-related contingent consideration	-	43,068	-
One time strategic costs	-	63,670	13,402
Goodwill and intangible assets impairment	-	-	20,167
Depreciation and amortization	361,714	439,173	439,128

Consolidated EBITDA, Non-GAAP	(80,625)	1,214,580	(7,914,910)
Plus:
Corporate operating expenses	776,225	736,855	817,985

EBITDA of Continuing Operation Centers, Non-GAAP	$695,600	$1,951,435	$(7,096,925)

Although the economy has not yet fully recovered and will continue to present challenges for our business, we expect to generate an EBITDA profit in the fiscal year ending April 30, 2013. The markets we serve in public services, healthcare, and energy continue to afford opportunities to grow our business. Two of our most important economic indicators for measuring our future revenue producing capability and demand for our services continue to be our backlog and bid list. For comparative purposes our backlog and bid list for prior periods only includes our continuing operations. Our backlog of unfilled orders was approximately $30.8 million at July 31, 2012, compared to backlog of $23.6 million at April 30, 2012, and $36.6 million at July 31, 2011.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our bid list, which represents project bids under proposal for new and existing customers, was approximately $61.1 million at July 31, 2012, compared to approximately $86.0 million at April 30, 2012.  Our goal is to continue converting more of these bids into contract awards and to increase our backlog in the quarters ahead.

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

Results of Operations for the Three Months Ended July 31, 2012 Compared to the Three Months Ended July 31, 2011

Consolidated results for the three months ended July 31, 2012 and 2011 were as follows:

	Three Months Ended
	July 31,
	2012		2011

REVENUE	$13,444,417	100.0%	$18,616,091	100.0%

COSTS AND EXPENSES:
Cost of revenue	10,514,076	78.2%	14,207,243	76.3%
Selling, general and administrative expenses	3,010,966	22.4%	3,257,938	17.5%
Depreciation and amortization	361,714	2.7%	439,173	2.4%
Change in fair value of acquisition-related contingent consideration	-	-	43,068	0.2%

Total costs and expenses	13,886,756	103.3%	17,947,422	96.4%

OPERATING (LOSS) INCOME	(442,339)	(3.3%)	668,669	3.6%

OTHER EXPENSE (INCOME):
Interest expense	125,115	0.8%	95,793	0.5%
Interest income	(9,798)	-	(8,476)	-

(Loss) income from continuing operations before income tax provision	(557,656)	(4.1%)	581,352	3.1%

Income tax provision	134,529	1.0%	411,888	2.2%

(LOSS) INCOME FROM CONTINUING OPERATIONS	(692,185)	(5.1%)	169,464	0.9%

Discontinued operations:
Loss from operations of discontinued operations, net of tax	(639,292)	(4.8%)	(188,685)	(1.0%)
Gain from disposal	2,324,631	17.3%	-	-
Income (loss) from discontinued operations, net of tax	1,685,339	12.5%	(188,685)	(1.0%)

CONSOLIDATED NET INCOME (LOSS)	993,154	7.4%	(19,221)	(0.1%)

Net (loss) income attributable to noncontrolling interest	(547)	-	15,456	0.1%

NET INCOME (LOSS) ATTRIBUTABLE TO WPCS	$993,701	7.4%	$(34,677)	(0.2%)

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Revenue for the three months ended July 31, 2012 was approximately $13,444,000, as compared to approximately $18,616,000 for the three months ended July 31, 2011.  The decrease in revenue was due to a number of factors:  (1) the planned strategic change to re-focus the Trenton Operation as a smaller revenue producing operation that returns to profitability, while the Cooper Project is completed; (2) project delays or postponement of new project bid awards at the state and local government level due to political and economic climate; and (3) timing of projects awarded to us that did not commence in the first quarter ended July 31, 2012.  In June and July 2012, we announced approximately $22 million in new contract awards that are expected to generate revenue in future reporting periods this fiscal year.  For the three months ended July 31, 2012 and 2011, we had one customer, the Cooper Project, which comprised 30.6% and10.1% of total revenue, respectively.  For the three months ended July 31, 2011, we had one additional customer, Irwin & Leighton, Inc., which comprised 18.7% of total revenue.

Wireless communication segment revenue for the three months ended July 31, 2012 and 2011 was approximately $4,615,000 or 34.3% and $7,099,000 or 38.1% of total revenue, respectively. The decrease in revenue was due primarily to project delays on existing contracts and delays or postponements of new project bid awards from prior quarters at the state and local government level for public services projects, the revenue of which is expected to be recognized in future periods.

Specialty construction segment revenue for the three months ended July 31, 2012 and 2011 was approximately $1,030,800 or 7.7% and $1,300,000 or 7.0% of total revenue, respectively. The decrease in revenue was primarily attributable to fewer projects completed in the three months ended July 31, 2012 as compared to the same period in the prior year for the China Operations.  Revenue in the China Operations is recognized on a completed contract basis.

Electrical power segment revenue for the three months ended July 31, 2012 and 2011 was approximately $7,799,000 or 58.0% and $10,217,000 or 54.9% of total revenue, respectively.  The decrease in revenue was due primarily to the planned strategic change to re-focus the Trenton Operation as a smaller revenue producing operation that returns to profitability, while completing the Cooper Project. The Cooper Project accounted for 52.8% of the total revenue in the electrical power segment this quarter. The Cooper Project is expected to be completed in the second fiscal quarter. It is not expected that a similar project will replace the Cooper Project in the future, therefore it is expected that our revenue in the electrical power segment will decrease in the future.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs.  Our cost of revenue was approximately $10,514,000, or 78.2% of revenue, for the three months ended July 31, 2012, compared to $14,207,000 or 76.3% for the same period of the prior year.  The dollar decrease in our total cost of revenue is primarily due to the corresponding decrease in revenue during the three months ended July 31, 2012.  The increase as a percentage of revenue is primarily due to the revenue blend of project work completed during the quarter.

Wireless communication segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended July 31, 2012 and 2011 was approximately $3,220,000 and 69.8% and $4,625,000 or 65.2%, respectively. The dollar decrease in cost of revenue is due to the corresponding decrease in revenue during the three months ended July 31, 2012.  The increase as a percentage of revenue is due to the revenue blend of project work performed during the three months ended July 31, 2012.

Specialty construction segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended July 31, 2012 and 2011 was approximately $732,000 and 71.0% and $986,000 and 75.8%, respectively.  The dollar decrease in cost of revenue is due to the corresponding decrease in revenue during the three months ended July 31, 2012.  The decrease as a percentage of revenue is due to the revenue blend of project work performed.

Electrical power segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended July 31, 2012 and 2011 was approximately $6,561,000 and 84.1% and $8,596,000 and 84.1%, respectively. The dollar decrease in cost of revenue is due to the corresponding decrease in revenue during the three months ended July 31, 2012.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses

For the three months ended July 31, 2012, total selling, general and administrative expenses were approximately $3,011,000, or 22.4% of total revenue compared to $3,258,000, or 17.5% of revenue, for the prior year. Included in selling, general and administrative expenses for the three months ended July 31, 2012 are $1,732,000 for salaries, commissions, payroll taxes and other employee benefits. The $181,000 decrease in salaries and payroll taxes compared to the prior year is due primarily to the lower salaries from cost reduction strategies.  Professional fees were $307,000, which include on-going accounting, legal and investor relations fees.  The $75,000 decrease in professional fees compared to the prior year is due primarily to lower strategic alternatives costs due to the winding down of this effort, and reduced on-going professional service fees for other services compared to the same period in the prior year. Insurance costs were $247,000 and rent for office facilities was $132,000. Automobile and other travel expenses were $334,000 and telecommunication expenses were $50,000. Other selling, general and administrative expenses totaled $209,000. For the three months ended July 31, 2012, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $1,345,000, $66,000 and $824,000, respectively, with the balance of approximately $776,000 pertaining to corporate expenses.

For the three months ended July 31, 2011, total selling, general and administrative expenses were approximately $3,258,000 or 17.5% of total revenue. Included in selling, general and administrative expenses for the three months ended July 31, 2011 was $1,913,000 for salaries, commissions, payroll taxes and other employee benefits.  Professional fees were $382,000, which include accounting, legal and investor relation fees. Insurance costs were $176,000 and rent for office facilities was $155,000.  Automobile and other travel expenses were $330,000 and telecommunication expenses were $65,000. Other selling, general and administrative expenses totaled $237,000. For the three months ended July 31, 2011, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $1,448,000, $58,000 and $951,000, respectively, with the balance of approximately $801,000 pertaining to corporate expenses.

Depreciation and Amortization

For the three months ended July 31, 2012 and 2011, depreciation was approximately $327,000 and $398,000, respectively.  The decrease in depreciation is due to the retirement of certain assets. The amortization of customer lists and backlog for the three months ended July 31, 2012 was $35,000 as compared to $41,000 for the same period of the prior year. The net decrease in amortization was due primarily to certain customer lists and backlog being fully amortized in the prior year compared to the current year. All customer lists are amortized over a period of three to nine years from the date of their acquisitions. Backlog is amortized over a period of one to three years from the date of acquisition based on the expected completion period of the related contracts.

Change in Fair Value of Acquisition-Related Contingent Consideration

For the three months ended July 31, 2012 and 2011, the change in fair value of acquisition-related contingent consideration was $0 and $43,000, respectively. The change in fair value of acquisition-related contingent consideration is due to the non-cash expense recorded in the fiscal 2012 statement of operations for the change in present value of future payments of acquisition-related contingent consideration related to the Pride acquisition. In connection with the acquisition of Pride on November 1, 2009, during fiscal 2012 we paid additional purchase price of $1,047,732 to the former Pride shareholders upon the achievement of the earnings before interest and taxes (EBIT). As a result, the settlement acquisition-related contingent consideration was completed, and no further expense was recorded.

Interest Expense and Interest Income

For the three months ended July 31, 2012 and 2011, interest expense was approximately $125,000 and $96,000, respectively. The increase in interest expense is due principally to an increase in the amortization of debt issuance costs compared to the same period in the prior year, offset a decrease in the total borrowings outstanding under lines of credit with BOA and Sovereign over the course of the three months ended July 31, 2012 compared to the same period in the prior year. As of July 31, 2012, there were no borrowings outstanding under the line of credit.

           For the three months ended July 31, 2012 and 2011, interest income was approximately $9,800 and $8,500, respectively.   The increase in interest earned is due principally to an increase in interest income in our Australia Operations compared to the same period in the prior year.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes

The actual income tax rate from continuing operations for the three months ended July 31, 2012 was -24.12% compared to 70.9% for same period in the prior year. The difference was primarily due to no tax benefit being claimed for federal and state losses during the three months ended July 31, 2012.

Income (Loss) from Discontinued Operations

As a result of the sale of the assets of the Hartford and Lakewood Operations on July 25, 2012, we recorded the financial results of these operations as discontinued operations. For the three months ended July 31, 2012, we recorded an income from discontinued operations of approximately $1,685.000. Included in the income from discontinued operations are an approximately $2,325,000 gain from disposal and $55,000 of expenses directly related associated with the sale of the assets of the Hartford and Lakewood Operations.

As a result of the sale of the assets of the Hartford and Lakewood Operations as described above, and the common stock of the St. Louis and Sarasota Operations to Multiband on September 1, 2011, we recorded the financial results of these operations as discontinued operations. For the three months ended July 31, 2011, we recorded a loss from discontinued operations of approximately $189,000, net of tax.

Net Income (Loss) Attributable to WPCS

The net income attributable to WPCS was approximately $994,000 for the three months ended July 31, 2012. Net income was net of Federal and state income tax provision of approximately $135,000.

The net loss attributable to WPCS was approximately $35,000 for the three months ended July 31, 2011. Net loss was net of Federal and state income tax provision of approximately $412,000.

Liquidity and Capital Resources

At July 31, 2012, we had working capital of approximately $1,412,000, which consisted of current assets of approximately $20,145,000 and current liabilities of $18,733,000.  This compares to a working capital deficiency of approximately $1,100,000 at April 30, 2012.  The increase in working capital since the fiscal year ended April 30, 2012 is primarily due to the sale of the assets of the Hartford and Lakewood Operations on July 25, 2012. We received approximately $4.9 million in cash from the sale of these assets, and used the proceeds to repay the full amount outstanding under the Credit Agreement of approximately $4,022,320 as of July 25, 2012. The difference of $877,680 was deposited in our operating cash account.

Our cash and cash equivalents balance at July 31, 2012 of $1,258,000 included $997,000 of cash in our Australia Operations associated with our permanent reinvestment strategy. Subject to the working capital needs of Australia, there is approximately $726,000 of loans due from Australia that could be repaid to us in the future to help with domestic debt or working capital obligations.

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

Operating activities used approximately $199,000 in cash for the three months ended July 31, 2012. The sources of cash from operating activities total approximately $5,359,000, comprised of  approximately $993,000 of net income, a $3,450,000 decrease in accounts receivable, a $118,000 decrease in income taxes receivable and prepaid taxes, a $254,000 decrease in other assets, and a $544,000 increase in deferred revenue.  The uses of cash from operating activities total approximately $5,558,000, comprised of an approximately $1,945,000 in net noncash charges, a $1,152,000 increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $103,000 increase in inventory, a $339,000 increase in prepaid expenses and other current assets, a $907,000 decrease in accounts payable and accrued expenses, and  a $1,112,000 decrease in billings in excess of costs and estimated earnings on uncompleted contracts.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our investing activities provided cash of approximately $4,516,000 for the three months ended July 31, 2012. Investing activities include total proceeds of $4,722,000 from the asset sales of the Hartford and Lakewood Operations, net of approximately $55,000 of direct transaction costs, and $122,000 of liabilities paid that were not assumed by Kavveri.  The net proceeds of the asset sales were used to fully repay amounts outstanding under our line of credit with Sovereign Bank as described under financing activities. These proceeds were offset by the payment of approximately $206,000 used for acquiring property and equipment during the three months ended July 31, 2012.

Our financing activities used cash of approximately $3,883,000 for the three months ended July 31, 2012. Financing activities which used cash include repayments under the line of credit with Sovereign Bank of approximately $4,964,000, debt issuance costs paid of $27,000 and repayments of previous loans payable and capital lease obligations of approximately $50,000. These financing uses of cash are offset by additional financing sources including the Section 16(b) settlement of $222,000, borrowings from our joint venture partner of $142,000 and other payable due from Zurich of $794,000.

Sovereign Bank Credit Agreement

On January 27, 2012, we entered into the Credit Agreement with Sovereign, which was amended May 3, 2012, and again on August 31, 2012. The Credit Agreement provides for a revolving line of credit  not to exceed $2,000,000 and letters of credit in an amount not to exceed $200,000. Pursuant to the Credit Agreement, we granted a security interest to Sovereign in all of its assets. In addition, pursuant to a collateral pledge agreement, we pledged 100% of our ownership in the United States-based subsidiaries and 65% of our ownership in WPCS Australia Pty Ltd.  Borrowings under the Credit Agreement may be used for general corporate purposes, for permitted acquisitions, for working capital and for related fees and expenses.  We used the initial funds provided by the loan to repay the existing loan to BOA, which loan agreement was terminated in connection with the Credit Agreement and to pay $409,177 for fees and expenses in connection with the Credit Agreement. The Company paid a loan commitment fee of $60,000 and will pay a monthly unused commitment fee during the term of the Credit Agreement of 0.375%. In addition, the Company shall pay Sovereign a collateral monitoring fee of $1,000 per month during the term of the Credit Agreement and 2.25% per annum on the face amount of each letter of credit issued by Sovereign.  The interest rate applicable to revolving loans under the Credit Agreement is the Prime Rate (3.25%) plus 2.00%, or 5.25%.  The Credit Agreement matures on January 27, 2015.

On May 3, 2012, we entered into the Amendment to the Credit Agreement with Sovereign.  The Amendment reduced the maximum revolving line of credit in amount not to exceed $6,500,000.  As of July 31, 2012, there was no amount outstanding on the Credit Agreement.  As a result of the asset sales in the Hartford and Lakewood Operations, the total amount available to borrow under the Credit Agreement based on revised eligible accounts receivable was $1,759,119.

On August 31, 2012, we entered into the Second Amendment with Sovereign.  Pursuant to the terms of the Second Amendment, we are permitted to borrow  under the revolving credit line, under a Borrowing Base equal to the lesser of (i) $2,000,000 less the letter of credit amount, or (ii) the sum of (a) 80% of Eligible Accounts Receivable, minus (c) the letter of credit amount minus (d) such reserves, in such amounts and with respect to such matters, as Sovereign may deem reasonably proper and necessary from time to time at its own discretion. As of September 12, 2012, the total amount available to borrow under the Credit Agreement was $1,759,119, and the total advance amount outstanding was $204,619, resulting in net availability for future borrowings of $1,554,500.  The reduction in the revolving line of credit did not require us to pay down any additional borrowings as the total amount of outstanding borrowings was not in excess of the total amount available to borrow.

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

Our obligations under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants subjective acceleration clauses, the inaccuracy of representations or warranties, cross-defaults, bankruptcy and insolvency related defaults, defaults relating to judgments, an ERISA reportable event occurs, a change of control and a change in our financial condition that could have a material adverse effect on the Company.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and lock box arrangements. Principal covenants include (a) Fixed Charge Coverage Ratio of not less than 1.2 to 1.0, measured as of April 30, 2012 and as of each fiscal quarter end thereafter, in each case on a trailing two (2) quarter basis; and (b) Leverage Ratio of not more than 1.75 to 1.0, measured as of each fiscal quarter end. Due to the operating losses for the quarters ended April 30, 2012 and July 31, 2012, we did not meet the Fixed Charge Coverage Ratio of 1.2 to 1.0 for the two quarters ended April 30, 2012 and July 31, 2012, and the Leverage Ratio of 1.75 to 1.0 as of April 30, 2012, and we are currently in default under the Credit Agreement.

In connection with the Second Amendment, Sovereign reserved all of its available rights and/or remedies as a result of the defaults on the financial covenants, including the right to demand repayment of amounts outstanding immediately or withhold or cease making credit advances under the Credit Agreement.  If Sovereign decided to demand repayment of existing amounts outstanding under the Credit Agreement, we would not have the ability to satisfy this current repayment obligation to Sovereign. If Sovereign exercised any of its available rights, it would have a serious adverse effect on our business, operations and future prospects.

 Hartford and Lakewood Operations Asset Sales

On July 25, 2012, the Company and the Hartford and Lakewood Operations entered into an asset purchase agreement, pursuant to which the Hartford and Lakewood Operations sold substantially all of their assets to two newly-created subsidiaries of Kavveri for a purchase price of $5.5 million in cash, subject to adjustment, and the assumption of their various liabilities.  At closing, we received $4.9 million in cash, and the remaining $600,000 of the purchase price is placed in escrow pursuant to the asset purchase agreement.  We used the proceeds from this sale to repay the full amount outstanding under the Credit Agreement of $4,022,320 as of July 25, 2012.  The difference of $877,680 was deposited in our operating cash account.

The parties agreed to place $350,000 of the purchase price into escrow pending assignment of certain contracts post-closing, with our receiving those funds upon successful assignment of the contracts. The remaining $250,000 is to be escrowed for purposes of satisfying certain adjustments to the purchase price based on a final net asset valuation to be completed after closing as well as repurchase obligations of certain delinquent accounts receivable. No later than three days after the final determination of the net asset valuation, the purchasers are required to deposit the $600,000 into escrow.  On September 4, 2012, the purchasers provided us with their net asset valuation as of the closing date.  We are currently evaluating the net asset valuation within our 30 day review period to approve or disagree with such calculations.  If the parties disagree, they have 20 days to resolve any differences, and if they are unable to come to an agreement, the matter will then be submitted to one or more independent, nationally-recognized accounting firms for final determination.

The China Operations has outstanding loans due within the next twelve months to our joint venture partner, Taian Gas Group (TGG), of approximately $3,412,000. We expect TGG to renew any remaining unpaid loan balances in its continued support of the China Operations consistent with historical practice.

On July 12, 2012, we executed the Zurich Agreement with Zurich. Under the terms of the Zurich Agreement, as of July 31, 2012, Zurich advanced us $793,927 for the payment of labor and labor-related benefits to assist in completing the Cooper Project.  The Cooper Project is a $15.1 million project being completed by our Trenton Operations. Zurich and its affiliate F&D, as surety, have issued certain performance and payment bonds on behalf of the Owner in regard to our work on this project.  We were required to repay Zurich the financial advances pursuant to the following repayment schedule:  (1) $397,000 on or about August 3, 2012; and (2) the balance of $396,927 on or about September 7, 2012.  As a condition precedent to the financial advance, we executed two letters held by Zurich: (1) a letter to the Owner voluntarily terminating its contract for reason of our default and assigning the contract to Zurich, and (2) a letter of direction to the Owner.  The letters may be forwarded to the Owner in an Event of Default.  An Event of Default under the Zurich Agreement includes: (a) our failure to make repayments to Zurich in accordance with the repayment schedule; (b) Zurich, at our request, advances more than $888,000; (c) Zurich pays any of our  vendors, subcontractors, suppliers or material men pursuant to Zurich’s obligations under its payment bond or any other reason; or (d) we use any of the funds advanced by Zurich for any reason other than the payment of labor and labor benefits incurred in regard to the Cooper Project.  We are in default under the Zurich Agreement as we have not repaid Zurich the $793,927.  As a result, a letter of direction was sent to the Owner, requesting that all current and future amounts to be paid on the contract be assigned and paid to Zurich directly.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Performance and payment bonds

We are contingently liable to Zurich and F&D under a general indemnity agreement. Zurich and F&D, as surety, have issued certain performance and payment bonds on behalf of owners or customers regarding our work on various projects.  The Company agrees to indemnify the surety for any payments made on contracts of suretyship, guaranty or indemnity. In this regard, Zurich and F&D have received notice of  claims to-date from certain vendors of approximately $4.3 million against payment bonds on the Cooper Project and $723,000 from certain vendors on other projects. The surety is currently investigating these claims, and to date has not disbursed any funds under such payment bonds.  We have recorded the appropriate accounts payable related to these projects. We believe that all contingent liabilities will be satisfied by our performance and payment on these contracts.

There is $2,852,346 in current and future billings, including the base contract and approved change orders with the Owner that will be paid directly to Zurich to repay the $793,927 owed under the Zurich Agreement and to partially repay payment bond claims disbursed by Zurich.

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

Going Concern

Our failure to comply with the terms of the Credit Agreement and the Zurich Agreement, as well as our losses from operations for the three months ended July 31, 2012 raise substantial doubt about our ability to continue as a going concern.  Based on current projections, we do not expect our available cash, working capital balances, operating expense management and expected future operating income to be sufficient to cover our liquidity needs beyond the end of its second fiscal quarter or early into our third fiscal quarter for the year ending April 30, 2013.  In addition, Sovereign reserved all of its available rights to demand repayment under the Credit Agreement.  As a result, we are considering the following alternatives to repay Sovereign, including but not limited to: (1)  seeking alternative debt financing and we have commenced discussions with other senior lenders to replace the Credit Agreement; (2) divestiture of  additional assets or operations; or (3) merger with or sale of our company to a third party.

Our continuation as a going concern is ultimately dependent upon our future financial performance and ability to refinance or restructure our credit facilities, which will be affected by general economic, competitive, and other factors, many of which are beyond our control. There can be no assurance that the execution of one or more of the alternatives described above to repay Sovereign will be successful to ensure our continuation as a going concern.

Backlog

As of July 31, 2012, we had a backlog of unfilled orders of approximately $30.8 million compared to approximately $23.6 million at April 30, 2012.  We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

We record revenue and profit from short-term contracts for our China Operations under the completed contract method, whereas income is recognized only when a contract is completed or substantially completed. Accordingly, during the period of performance, billings and costs are accumulated on the balance sheet, but no revenue or income is recorded before completion or substantial completion of the work.  Our decision is based on the short-term nature of the work performed.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVED ISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of July 31, 2012,  our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                       DEFAULTS UPON SENIOR SECURITIES

We previously entered into the Credit Agreement, as amended, with Sovereign, pursuant to which we received a revolving line of credit in an amount not to exceed $2,000,000, together with a letter of credit facility not to exceed $200,000. Pursuant to the Credit Agreement, we granted a security interest to Sovereign in all of our assets. In addition, pursuant to a collateral pledge agreement, we pledged 100% of our ownership in the United States-based subsidiaries and 65% of its ownership in WPCS Australia Pty Ltd.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

PART II – OTHER INFORMATION

The Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default. Principal covenants include (a) Fixed Charge Coverage Ratio of not less than 1.2 to 1.0, measured as of April 30, 2012 and as of each fiscal quarter end thereafter, in each case on a trailing two (2) quarter basis; and (b) Leverage Ratio of not more than 1.75 to 1.0, measured as of each fiscal quarter end.  Due to operating losses, we did not meet the Fixed Charge Coverage Ratio of 1.2 to 1.0, as measured for the two quarters ending April 30, 2012 and July 31, 2012, and the Leverage Ratio of not more than 1.75 to 1.0 at April 30, 2012, and we are currently in default under the Credit Agreement.

Although Sovereign has not demanded current payment on the amounts outstanding, the obligations of the Company under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, cross-defaults, bankruptcy and insolvency related defaults, defaults relating to judgments, an ERISA reportable event, a change of control and a change in the Company’s financial condition that could have a material adverse effect on the Company.  As of September 12, 2012, we have borrowings in the aggregate principal amount of $204,619 pursuant to the Credit Agreement.

ITEM 4.                      MINE SAFETY DISCLOSURES

None.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

* Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WPCS INTERNATIONAL INCORPORATED

Date: September 14, 2012	By:	/s/ JOSEPH HEATER
Joseph Heater
Chief Financial Officer