Form 10-Q
period 2012-10-31
WPCS INTERNATIONAL INC
filed 2012-12-17
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended October 31, 2012

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

As of December 12, 2012, there were 6,954,766 shares of registrant’s common stock outstanding.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

		Condensed consolidated balance sheets at October 31, 2012 (unaudited) and April 30, 2012	3-4

		Condensed consolidated statements of operations for the three and six months ended October 31, 2012 and 2011 (unaudited)	5

		Condensed consolidated statements of comprehensive income for the three and six months ended October 31, 2012 and 2011 (unaudited)	6

		Condensed consolidated statement of equity for the six months ended October 31, 2012 (unaudited)	7

		Condensed consolidated statements of cash flows for the six months ended October 31, 2012 and 2011 (unaudited)	8-9

		Notes to unaudited condensed consolidated financial statements	10-27

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-46

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	47

	ITEM 4.	Controls and Procedures	48

PART II.	OTHER INFORMATION

	ITEM 1	Legal Proceedings	49
	ITEM 1A	Risk Factors	49
	ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	49
	ITEM 3	Defaults Upon Senior Securities	49
	ITEM 4	Mine Safety Disclosures	49
	ITEM 5	Other Information	49
	ITEM 6	Exhibits	49

	SIGNATURES		51

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
ASSETS	2012	2012
	(Unaudited)	(Note 1)
CURRENT ASSETS:

Cash and cash equivalents	$921,206	$811,283
Accounts receivable, net of allowance of $1,682,840 and $1,794,729 at October 31, 2012 and April 30, 2012, respectively	11,263,660	22,343,304
Costs and estimated earnings in excess of billings on uncompleted contracts	1,096,883	1,340,379
Inventory	-	1,475,266
Prepaid expenses and other current assets	2,113,824	2,142,191
Prepaid income taxes	48,586	137,279
Deferred tax assets	453,455	307,550
Total current assets	15,897,614	28,557,252

PROPERTY AND EQUIPMENT, net	3,003,768	4,309,450

OTHER INTANGIBLE ASSETS, net	316,422	382,852

GOODWILL	1,933,921	1,930,826

DEFERRED TAX ASSETS	254,146	243,999

OTHER ASSETS	73,378	371,020

Total assets	$21,479,249	$35,795,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND EQUITY	October 31,	April 30,
	2012	2012
	(Unaudited)	(Note 1)
CURRENT LIABILITIES:

Current portion of loans payable	$38,438	$143,514
Borrowings under line of credit	1,034,323	4,964,140
Current portion of capital lease obligations	877	15,465
Accounts payable and accrued expenses	4,931,005	16,669,621
Billings in excess of costs and estimated earnings on uncompleted contracts	1,980,538	3,594,193
Deferred revenue	759,909	790,270
Due joint venture partner	781,268	3,314,708
Other payable	2,391,151	-
Short term bank loan	2,404,545	-
Income taxes payable	309,924	194,963
Total current liabilities	14,631,978	29,686,874

Loans payable, net of current portion	65,919	223,561
Total liabilities	14,697,897	29,910,435

COMMITMENTS AND CONTINGENCIES

WPCS EQUITY:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued	-	-
Common stock - $0.0001 par value, 25,000,000 shares authorized, 6,954,766 shares issued and outstanding at October 31, 2012 and April 30, 2012	695	695
Additional paid-in capital	50,835,855	50,477,543
Accumulated deficit	(46,643,347)	(47,143,662)
Accumulated other comprehensive income on foreign currency translation	1,434,828	1,433,066

Total WPCS equity	5,628,031	4,767,642

Noncontrolling interest	1,153,321	1,117,322

Total equity	6,781,352	5,884,964

Total liabilities and equity	$21,479,249	$35,795,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
		(Note 1)		(Note 1)
REVENUE	$9,942,161	$21,754,833	$23,386,578	$40,370,924

COSTS AND EXPENSES:
Cost of revenue	6,324,209	18,379,347	16,838,285	32,586,590
Selling, general and administrative expenses	2,936,939	3,348,554	5,947,905	6,606,492
Depreciation and amortization	320,066	441,870	681,780	881,043
Change in fair value of acquisition-related contingent consideration	-	40,560	-	83,628

	9,581,214	22,210,331	23,467,970	40,157,753

OPERATING INCOME (LOSS)	360,947	(455,498)	(81,392)	213,171

OTHER EXPENSE (INCOME):
Interest expense	330,135	230,136	455,250	325,929
Interest income	(6,161)	(23,493)	(15,959)	(31,969)

Income (loss) from continuing operations before income tax (benefit) provision	36,973	(662,141)	(520,683)	(80,789)

Income tax (benefit) provision	(72,272)	(354,384)	62,257	57,504

INCOME (LOSS) FROM CONTINUING OPERATIONS	109,245	(307,757)	(582,940)	(138,293)

Discontinued operations
Loss from operations of discontinued operations, net of tax of $88,267, $321,905, $142,431 and ($116,323), respectively	(88,267)	(285,330)	(727,559)	(474,015)
(Loss) gain from disposal	(485,212)	(1,027,637)	1,839,419	(1,027,637)

(Loss) income from discontinued operations, net of tax	(573,479)	(1,312,967)	1,111,860	(1,501,652)

CONSOLIDATED NET (LOSS) INCOME	(464,234)	(1,620,724)	528,920	(1,639,945)

Net income attributable to noncontrolling interest	29,152	44,604	28,605	60,060

NET (LOSS) INCOME ATTRIBUTABLE TO WPCS	$(493,386)	$(1,665,328)	$500,315	$(1,700,005)

Basic and diluted net (loss) income per common share attributable to WPCS:
Income (loss) from continuing operations attributable to WPCS	$0.01	$(0.05)	$(0.09)	$(0.02)
(Loss) income from discontinued operations attributable to WPCS	$(0.08)	$(0.19)	$0.16	$(0.22)
Basic and diluted net (loss) income per common share attributable to WPCS	$(0.07)	$(0.24)	$0.07	$(0.24)

Basic weighted average number of common shares outstanding	6,954,766	6,954,766	6,954,766	6,954,766
Diluted weighted average number of common shares outstanding	6,963,737	6,954,766	6,954,766	6,954,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Consolidated net income (loss)	$(464,234)	$(1,620,724)	$528,920	$(1,639,945)
Other comprehensive income (loss) - foreign currency translation adjustments, net of tax effects of $0, $11,959, $0 and $18,878, respectively	(14,533)	(140,442)	9,156	(139,625)
Comprehensive income (loss)	(478,767)	(1,761,166)	538,076	(1,779,570)

Comprehensive income attributable to noncontrolling interest	50,881	53,890	35,999	74,719
Comprehensive income (loss) attributable to WPCS	$(529,648)	$(1,815,056)	$502,075	$(1,854,289)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

SIX MONTHS ENDED OCTOBER 31, 2012

(Unaudited)

							Accumulated
					Additional		Other Compre-		Non-
	Preferred Stock		Common Stock		Paid-In	Accumulated	hensive Income,	WPCS	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	net of taxes	Equity	Interest	Equity

BALANCE, May 1, 2012	-	$-	6,954,766	$695	$50,477,543	$(47,143,662)	$1,433,066	$4,767,642	$1,117,322	$5,884,964

Stock-based compensation	-	-	-	-	103,951	-	-	103,951	-	103,951

Section 16(b) settlement	-	-	-	-	254,361	-	-	254,361	-	254,361

Other comprehensive income	-	-	-	-	-	-	1,762	1,762	7,394	9,156

Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	28,605	28,605

Net income attributable to WPCS	-	-	-	-	-	500,315	-	500,315	-	500,315

BALANCE, October 31, 2012	-	$-	6,954,766	$695	$50,835,855	$(46,643,347)	$1,434,828	$5,628,031	$1,153,321	$6,781,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	October 31,
	2012	2011
OPERATING ACTIVITIES :
Consolidated net income (loss)	$528,920	$(1,639,945)

Adjustments to reconcile consolidated net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	783,530	1,180,549
(Gain) loss from disposition of operations	(1,838,419)	1,027,637
Stock-based compensation	103,951	44,320
Provision for doubtful accounts	32,923	36,967
Amortization of debt issuance costs	294,803	38,004
Change in the fair value of acquisition-related contingent consideration	-	83,628
Gain on sale of fixed assets	(23,384)	(18,041)
Deferred income taxes	(153,822)	(90,895)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,893,605	(4,366,834)
Costs and estimated earnings in excess of billings on uncompleted contracts	62,920	346,399
Inventory	(18,431)	162,277
Prepaid expenses and other current assets	(156,031)	(962,671)
Income taxes receivable	119,232	(18,775)
Prepaid taxes	39,931	41,780
Other assets	15,157	2,332
Accounts payable and accrued expenses	(1,753,067)	6,507,970
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,575,966)	598,853
Deferred revenue	658,485	(117,280)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(985,663)	$2,856,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Six Months Ended
	October 31,
	2012	2011

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	$(229,513)	$(311,248)
Proceeds from sale of operations, net of transaction costs	4,554,009	1,701,062
NET CASH PROVIDED BY INVESTING ACTIVITIES	4,324,496	1,389,814

FINANCING ACTIVITIES:
Net proceeds from Section 16(b) settlement	222,413	-
Debt issuance costs	(56,514)	-
Repayments under lines of credit	(3,929,817)	(3,500,000)
Repayments under loans payable, net	(53,619)	31,463
Repayments to joint venture partner, net	(2,516,123)	(404,229)
Repayments of capital lease obligations	(14,588)	(32,576)
Borrowings under short term bank loan	2,367,645	-
Borrowings under other payable	793,927	-
NET CASH USED IN FINANCING ACTIVITIES	(3,186,676)	(3,905,342)

Effect of exchange rate changes on cash	(42,234)	(12,808)

NET INCREASE IN CASH AND CASH EQUIVALENTS	109,923	327,939
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	811,283	4,879,106
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$921,206	$5,207,045

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q of Article 10 of Regulation S-X and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2012 included in the Company’s Annual Report on Form 10-K. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of condensed consolidated financial position, results of operations and cash flows for the interim periods. Operating results for the three and six month periods ended October 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2013. The amounts for the April 30, 2012 balance sheet have been extracted from the audited consolidated financial statements included in Form 10-K for the year ended April 30, 2012.

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As further described in Note 4, “Debt”, on January 27, 2012, WPCS and its United States-based subsidiaries Suisun City Operations, Seattle Operations, Portland Operations, Hartford Operations, Lakewood Operations, and Trenton Operations (collectively, the Subsidiaries), entered into a loan and security agreement (the Credit Agreement) with Sovereign Bank, N.A. (Sovereign).

The Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default. Principal covenants include (a) Fixed Charge Coverage Ratio of not less than 1.2 to 1.0, measured as of April 30, 2012 and as of each fiscal quarter end thereafter, in each case on a trailing two (2) quarter basis; and (b) Leverage Ratio of not more than 1.75 to 1.0, measured as of each fiscal quarter end. Due to the operating losses for the quarters ended April 30, 2012 and July 31, 2012, the Company did not meet the Fixed Charge Coverage Ratio of 1.2 to 1.0 for the quarters ended April 30, 2012, July 31, 2012, and October 31, 2012, and the Leverage Ratio of not more than 1.75 to 1.0 at April 30, 2012, and the Company was in default under the Credit Agreement.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result, the Credit Agreement was amended on May 3, 2012 and on August 31, 2012. On August 31, 2012, the Company entered into the Second Amendment to Loan and Security Agreement (the Second Amendment) to the Credit Agreement with Sovereign. The Second Amendment reduced the maximum revolving line of credit in amount not to exceed $2,000,000. As of December 4, 2012, the total advance amount outstanding was $2,000,000. In connection with the Second Amendment, Sovereign reserved all of its available rights and/or remedies as a result of the defaults of the financial covenants, including the right to demand repayment of amounts outstanding immediately or the right to withhold or cease making credit advances under the Credit Agreement.

As more fully described in Note 12, “Subsequent Events”, on December 4, 2012, the Company entered into a Securities Purchase Agreement (the Purchase Agreement) with six accredited investors (the Buyers) pursuant to which, the Company sold an aggregate of (i) $4,000,000 principal amount of senior secured convertible notes (the Notes) and (ii) warrants (the Warrants) to purchase 15,923,567 shares of the Company's common stock (Common Stock), to the Buyers for aggregate gross proceeds of $4,000,000 (the Financing). The closing of the Financing was completed on December 5, 2012 (the Closing Date).

Pursuant to the terms of the Notes, the Company agreed to deposit the initial funds received from the Financing, minus $2,178,516, (the Initial Lending Amount) into an account (the Lockbox Account) controlled by Worldwide Stock Transfer, LLC (the Collateral Agent), as collateral agent on behalf of the Buyers. In addition, all payments of accounts receivable of the Company (and its domestic subsidiaries) shall be deposited into the Lockbox Account. The Company is permitted to receive from the Lockbox Account, on a daily basis, such amount of cash equal to: (A) (i) cash balance in the Lockbox Account plus (ii) 95% of available qualified accounts receivable minus (iii) $250,000 minus (B) amount of principal, accrued interest, fees, costs and expenses owed pursuant to the Notes.

The Company used the Initial Lending Amount to repay the existing loan of $2,000,000, plus $78,516 of interest accrued and fees and expenses to Sovereign, which Credit Agreement was terminated in connection with the Financing, and $100,000 for Buyer legal fees in connection with the Notes.

As more fully described in Note 10, “Commitments and Contingencies,” on July 12, 2012, the Company executed the Surety Financing and Confession of Judgment Agreement (the Zurich Agreement) with Zurich American Insurance Company (Zurich), to assist in the completion of the project contract with the Camden County Improvement Authority for work at the Cooper Medical Center in New Jersey (the Owner or Cooper Project). The Company is not in compliance with the terms of the Zurich Agreement. As a result of the Company’s noncompliance, the Company instructed the Owner to make at all current and future payments directly to Zurich. In addition, the Company is contingently liable to Zurich and its affiliate Fidelity and Deposit Company of Maryland (F&D) under a general indemnity agreement (the Indemnity Agreement). Zurich and F&D, as surety, have issued certain performance and payment bonds on behalf of owners or customers regarding the Company’s work on various projects under the Indemnity Agreement. As of October 31, 2012, $4,074,814 of accounts receivable, and $5,672,038 of accounts payable have been approved by the Company and assigned to Zurich and F&D under the Indemnity Agreement, and reclassified from consolidated accounts receivable and accounts payable, respectively, resulting in a net amount owed to Zurich and F&D under the Indemnity Agreement of $1,597,224. Including the $793,927 owed under the Zurich Agreement, the net Other Payable owed to Zurich is $2,391,151 as of October 31, 2012.

Upon final settlement with Zurich, including assignment of future billings from customers and assignment of remaining accounts and retention payable properly recorded at October 31, 2012, the Company estimates that the final net Other Payable due Zurich is approximately $1,893,000. In addition, the Company has submitted a claim and request for equitable adjustment to the Owner in the amount of $3,019,813 for significant delays, disruptions and construction changes that were beyond its control and required the Company to perform additional work, and if successful in settlement of this claim, expects to use the proceeds from the claim to repay Zurich the estimated remaining balance due.

At October 31, 2012, the Company had cash and cash equivalents of $921,206 and working capital of $1,265,636, which consisted of current assets of $15,897,614 and current liabilities of $14,631,978, and on December 4, 2012, repaid the existing loan with Sovereign. However, the Company’s outstanding obligations under the Zurich Agreement and Indemnity Agreement raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company will be successful in settling with the Owner for all or a portion of the submitted claim, and there can be no assurance that the Company and Zurich will come to any agreement regarding repayment, future forbearance terms, or waiver or modification of terms under the Zurich Agreement and Indemnity Agreement, which would have a serious adverse effect on the Company’s business, operations and future prospects.

The Company's continuation as a going concern is ultimately dependent upon its future financial performance which will be affected by general economic, competitive, and other factors, many of which are beyond the Company's control. The report of our independent registered public accounting firm for the year ended April 30, 2012 contained an emphasis paragraph indicating there is substantial doubt concerning our ability to continue as a going concern.

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

Fair Value of Financial Instruments

The Company’s material financial instruments at October 31, 2012 and for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, account payable, line of credit and loans payable. The fair values of cash and cash equivalents, accounts receivable, and account payable are equal to their carrying value because of their liquidity and short-term maturity. Management believes that the fair values of the line of credit and loans payable do not differ materially from their aggregate carrying values in that substantially all the obligations bear variable interest rates that are based on market rates or interest rates that are periodically adjustable to rates that are based on market rates.

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

The Company determines the fair value of the reporting units for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. The Company performs its annual impairment test at April 30 absent any interim impairment indicators. Significant adverse changes in general economic conditions could impact the Company's valuation of its reporting units. For the six months ended October 31, 2012, there were no interim impairment indicators.

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

Changes in goodwill consist of the following during the six months ended October 31, 2012 and 2011:

	October 31, 2012	October 31, 2011

Beginning balance, May 1, 2012 and 2011	$1,930,826	$2,044,856

Foreign currency translation adjustments	3,095	(69,396)

Ending balance, October 31, 2012 and 2011	$1,933,921	$1,975,460

Other intangible assets consist of the following at October 31, 2012 and April 30, 2012:

	Estimated useful life	October 31,	April 30,
	(years)	2012	2012

Customer list	3-9	$1,975,181	$2,961,799
Less accumulated amortization		(1,658,759)	(2,579,895)
		316,422	381,904

Contract backlog	1-3	1,035,182	1,034,787
Less accumulated amortization		(1,035,182)	(1,033,839)
		-	948

Totals		$316,422	$382,852

Amortization expense of other intangible assets for the six months ended October 31, 2012 and 2011 was $66,454 and $81,084, respectively. There are no expected residual values related to these intangible assets.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. Cost estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated cost to complete projects, which determines the project’s percent complete, must be made and used in connection with the revenue recognized in the accounting period. Current estimates may be revised as additional information becomes available. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated. For the six months ended October 31, 2012 and 2011, the Company has provided aggregate loss provisions of $99,472 and $242,783 related to anticipated losses on long-term contracts.

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

On a periodic basis, the Company evaluates its ability to realize its deferred tax assets net of its deferred tax liabilities and adjusts such amounts in light of changing facts and circumstances, including but not limited to the level of past and future taxable income, and the current and future expected utilization of tax benefit carryforwards. The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is required to reduce the net deferred tax assets to the amount that is more likely than not to be realized in future periods.  The Company considers past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. The Company’s forecast of expected future taxable income is based over such future periods that it believes can be reasonably estimated.  Based on its analysis as of October 31, 2012, the Company continues to provide a full valuation allowance on its U.S. Federal and state deferred tax assets.  The Company will continue to evaluate the realization of its deferred tax assets and liabilities on a periodic basis, and will adjust such amounts in light of changing facts and circumstances.

The Company performed a review for uncertainty in income tax positions in accordance with authoritative guidance. This review did not result in the recognition of any material unrecognized tax benefits as of October 31, 2012 and 2011. Management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. For the six months ended October 31, 2012 and 2011, the Company recognized no interest or penalties. The statute of limitations for the Company's U.S. Federal, state and foreign income tax returns prior to fiscal years 2008 are closed.

Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share is computed as net income (loss) from continuing operations divided by the weighted average number of common shares outstanding for the period. The table below presents the computation of basic and diluted net income (loss) per common share from continuing operations for the three and six months ended October 31, 2012 and 2011, respectively:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basic income (loss) per share from continuing operations computation

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Numerator:

Net income (loss) from continuing operations attributable to WPCS	$80,093	$(352,361)	$(611,545)	$(198,353)

Denominator:

Basic and diluted weighted average shares outstanding	6,954,766	6,954,766	6,954,766	6,954,766

Basic net income (loss) per common share from continuing operations attributable to WPCS	$0.01	$(0.05)	$(0.09)	$(0.02)

Diluted income (loss) per share from continuing operations computation

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Numerator:

Net income (loss) from continuing operations attributable to WPCS	$80,093	$(352,361)	$(611,545)	$(198,353)

Denominator:

Basic weighted average shares outstanding	6,954,766	6,954,766	6,954,766	6,954,766

Incremental shares from assumed conversion:
Conversion of stock options	8,971	-	-	-

Diluted weighted average shares	6,963,737	6,954,766	6,954,766	6,954,766

Diluted net income (loss) per common share from continuing operations attributable to WPCS	$0.01	$(0.05)	$(0.09)	$(0.02)

At October 31, 2012 and 2011, the Company had 802,400 and 246,938 outstanding stock options, respectively. For the three months ended October 31, 2012 and 2011, 524,302 and 246,938 stock options were not included in the computation of diluted net income (loss) in each period, respectively. For the six months ended October 31, 2012 and 2011, 802,400 and 246,938 stock options were not included in the computation of diluted net income (loss) in each period, respectively. The potentially dilutive securities were excluded because the Company had a loss from continuing operations for the three and six months ended October 31, 2012. For the three and six months ended October 31, 2011, although the Company had income from continuing operations, the remaining potentially dilutive securities were excluded because the option exercise prices exceeded the average market price of the common stock, and therefore, the effects would be antidilutive.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interest

Noncontrolling interest for the three and six months ended October 31, 2012 and 2011 consists of the following:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Noncontrolling interest balance, beginning of period	$1,102,440	$1,059,257	$1,117,322	$1,038,428

Net income attributable to noncontrolling interest	29,152	44,604	28,605	60,060

Other comprehensive income attributable to noncontrolling interest	21,729	9,286	7,394	14,659

Noncontrolling interest balance, end of period	$1,153,321	$1,113,147	$1,153,321	$1,113,147

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

NOTE 3 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Costs and estimated earnings on uncompleted contracts consist of the following at October 31, 2012 and April 30, 2012:

	October 31, 2012	April 30, 2012

Costs incurred on uncompleted contracts	$74,177,420	$76,682,610
Provision for loss on uncompleted contracts	(99,472)	(1,886,896)
Estimated contract (loss) profit	(204,416)	2,242,232
	73,873,532	77,037,946
Less: Billings to date	74,757,187	79,291,760

Total	$(883,655)	$(2,253,814)

Costs and estimated earnings in excess of billings on uncompleted contracts	1,096,883	1,340,379
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,980,538)	(3,594,193)

Total	$(883,655)	$(2,253,814)

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which circumstances requiring the revisions become known. During the three and six months ended October 31, 2012, the effect of such revisions in estimated contract profits resulted in an increase to gross profits of approximately $1,032,000 (approximately $0.15 per common share) and $1,545,000 (approximately $0.22 per common share). The increase in gross profit includes approved change orders received on one project in the Trenton Operations of approximately $710,600 and $1,191,000 for the three and six months ended October 31, 2012.

During the three and six months ended October 31, 2011, the effect of such revisions in estimated contract profits resulted in an decrease to gross profits of approximately $1,368,000 (approximately $0.20 per common share) and $542,000 (approximately $0.08 per common share), respectively, from that which would have been reported had the revised estimates been used as the basis of recognition for contract profits in prior years.

Although management believes it has established adequate procedures for estimating costs to complete open contracts, additional costs could occur on contracts prior to completion.

NOTE 4 - DEBT

Lines of Credit

On January 27, 2012, the Company and its Subsidiaries entered into the Credit Agreement with Sovereign, which was amended May 3, 2012, and again on August 31, 2012. The Credit Agreement, as amended, provides for a revolving line of credit in an amount not to exceed $2,000,000 and letters of credit in an amount not to exceed $200,000. Pursuant to the Credit Agreement, the Company granted a security interest to Sovereign in all of its assets. In addition, pursuant to a collateral pledge agreement, the Company pledged 100% of its ownership in its Subsidiaries and 65% of its ownership in WPCS Australia Pty Ltd. Borrowings under the Credit Agreement may be used for general corporate purposes, for permitted acquisitions, for working capital and for related fees and expenses. The interest rate applicable to revolving loans under the Credit Agreement is the Prime Rate (3.25%) plus 2.00%, or 5.25%.

On May 3, 2012, the Company entered into the Amendment to the Credit Agreement with Sovereign. The Amendment reduced the maximum revolving line of credit in amount not to exceed $6,500,000. On August 31, 2012, the Company entered into the Second Amendment with Sovereign. Pursuant to the terms of the Second Amendment, the Company is permitted to borrow under the revolving credit line, under a Borrowing Base equal to the lesser of (i) $2,000,000 less the letter of credit amount, or (ii) the sum of (a) 80% of Eligible Accounts Receivable, minus (c) the letter of credit amount minus (d) such reserves, in such amounts and with respect to such matters, as Sovereign may deem reasonably proper and necessary from time to time at its own discretion, which is currently $500,000. As of October 31, 2012, the total amount of borrowings outstanding under the Credit Agreement was $1,034,323.

The Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and lockbox arrangements. Principal covenants include (a) Fixed Charge Coverage Ratio of not less than 1.2 to 1.0, measured as of April 30, 2012 and as of each fiscal quarter end thereafter, in each case on a trailing two (2) quarter basis; and (b) Leverage Ratio of not more than 1.75 to 1.0, measured as of each fiscal quarter end. Due to the operating losses for the quarters ended April 30, 2012 and July 31, 2012, the Company did not meet the Fixed Charge Coverage Ratio of 1.2 to 1.0 for the quarters ended April 30, 2012, July 31, 2012, and October 31, 2012, and the Leverage Ratio of 1.75 to 1.0 at April 30, 2012, and the Company was in default under the Credit Agreement. In connection with the Second Amendment, Sovereign reserved all of its available rights and/or remedies as a result of the defaults of the financial covenants, including the right to demand repayment of amounts outstanding or withhold or cease making credit advances under the Credit Agreement. As more fully described in Note 12, “Subsequent Events”, on December 5, 2012, the outstanding borrowings under the Credit Agreement were repaid in full and the Credit Agreement terminated.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Convertible Debenture Offering

As more fully described in Note 12, “Subsequent Events”, on December 4, 2012 the Company entered into a Purchase Agreement pursuant to which, the Company sold an aggregate of (i) $4,000,000 principal amount of Notes and (ii) Warrants to purchase 15,923,567 shares of the Company's Common Stock to the Buyers for aggregate gross Financing proceeds of $4,000,000.

Pursuant to the terms of the Notes, the Company agreed to deposit the proceeds received from the Financing, minus the Initial Lending Amount of $2,178,516 into the Lockbox Account controlled by the Collateral Agent, as collateral agent on behalf of the Buyers. In addition, all payments of accounts receivable of the Company (and its domestic subsidiaries) shall be deposited into the Lockbox Account. The Company is permitted to receive from the Lockbox Account, on a daily basis, such amount of cash equal to: (A) (i) cash balance in the Lockbox Account plus (ii) 95% of available qualified accounts receivable minus (iii) $250,000 minus (B) amount of principal, accrued interest, fees, costs and expenses owed pursuant to the Notes. The Notes contain certain customary representations and warranties, affirmative and negative covenants, and events of default. The principal covenant is that the Company shall maintain a current ratio of not less than 0.6 to 1.0 as of the last calendar day of each month.

The Company used the Initial Lending Amount to repay the existing loan of $2,000,000, plus $78,516 of interest accrued and fees and expenses to Sovereign, which Credit Agreement was terminated in connection with the Financing, and $100,000 for Buyer legal fees in connection with the Notes.

Short-term Term Loan

On August 2, 2012, the China Operations entered into a loan with the Bank of China (the Short Term Loan). The Short Term Loan provides for a loan in the amount of $2,404,545. The proceeds from the Short Term Loan were used to repay outstanding unsecured loans of $2,404,545 due to its joint venture partner, Taian Gas Group (TGG). The Short Term Loan has an interest rate of 8.24%, and interest is due on a quarterly basis. The Short Term Loan matures on August 3, 2013, and is guaranteed by TGG.

Due Joint Venture Partner

As of October 31, 2012, the China Operations had outstanding unsecured loans due the joint venture partner, TGG, totaling $781,268 and is due on demand and represents interest accrued and working capital loans from TGG to the China Operations in the normal course of business.

Loans Payable

The Company’s long-term debt also consists of notes issued by the Company or assumed in acquisitions related to working capital funding and the purchase of property and equipment in the ordinary course of business. At October 31, 2012, loans payable and capital lease obligations totaled $105,234 with interest rates ranging from 0% to 12.7%.

NOTE 5 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of the Trenton Operations, the Company previously leased its Trenton, New Jersey location from Voacolo Properties LLC, of which the former shareholders of the Trenton Operations are the members. This lease was terminated as of June 30, 2012. For the six months ended October 31, 2012 and 2011, the rent paid for this lease was $12,600 and $34,800, respectively.

In connection with the acquisition of Pride, the Company leases its Woombye, Queensland, Australia location from Pride Property Trust, of which the former shareholders of the Pride Group (QLD) Pty Ltd. are the members. For the six months ended October 31, 2012 and 2011, the rents paid for this lease were $31,822 and $32,609, respectively.

The China Operations revenue earned from TGG and subsidiaries was $0 and $1,746,860 for the six months ended October 31, 2012 and 2011, respectively. The China Operations accounts receivable due from TGG and subsidiaries was $221,474 and $775,625 as of October 31, 2012 and 2011, respectively.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - SHAREHOLDERS’ EQUITY

Stock-Based Compensation Plans

In September 2006, the Company adopted the 2007 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options. Under the 2007 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. These shares were registered under Form S-8. Under the terms of the 2007 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At October 31, 2012, options to purchase 363,500 shares were outstanding at exercise prices ranging from $0.60 to $6.33. At October 31, 2012, there were 24,000 options available for grant under the 2007 Incentive Stock Plan.

In September 2005, the Company adopted the 2006 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options. Under the 2006 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. These shares were registered under Form S-8. Under the terms of the 2006 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At October 31, 2012, options to purchase 326,000 shares were outstanding at exercise prices ranging from $0.60 to $6.33. At October 31, 2012, there were 2,424 options available for grant under the 2006 Incentive Stock Plan.

In March 2003, the Company established a stock option plan pursuant to which options to acquire a maximum of 416,667 shares of the Company's common stock were reserved for grant (the "2002 Plan"). These shares were registered under Form S-8. Under the terms of the 2002 Plan, the options are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At October 31, 2012, options to purchase 112,900 shares were outstanding at exercise prices ranging from $0.60 to $6.33. At October 31, 2012, there were 161,250 shares available for grant under the 2002 Plan.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. Compensation cost is then recognized on a straight-line basis over the vesting or service period and is net of estimated forfeitures. There were 615,000 stock options granted during the six months ended October 31, 2012. There were no stock options granted during the six months ended October 31, 2011.

The Company recorded stock-based compensation of $103,951 and $44,320 for the six months ended October 31, 2012 and 2011, respectively. At October 31, 2012, the total compensation cost related to unvested stock options granted to employees under the Company’s stock option plans but not yet recognized was approximately $5,000 and is expected to be recognized over a weighted-average period of 8 months.

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

Stockholder Rights Plan

On February 24, 2010, the Company adopted a stockholder rights plan. The stockholder rights plan is embodied in the Rights Agreement dated as of February 24, 2010 (the Rights Agreement) between the Company and Interwest Transfer Co., Inc. (the Rights Agent). In connection with the Rights Agreement, the Company declared a dividend of one preferred share purchase right (a Right) for each outstanding share of the Company’s common stock to stockholders of record at the close of business on March 8, 2010. Each Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth (1/1000th) of a share of Series D Junior Participating Preferred Stock, $0.0001 par value (the Preferred Stock) at a purchase price of $15.00, subject to adjustment. The Rights will expire at the close of business on February 24, 2020, unless earlier redeemed or exchanged by the Company. Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

In connection with the Purchase Agreement described in Note 12 “Subsequent Events,” on December 4, 2012, the Company and the Rights Agent entered into Amendment No. 1 (the Amendment) to the Rights Agreement, to accelerate the expiration of the Rights (as defined in the Rights Agreement) to December 4, 2012. As a result of the Amendment, the Rights expired and the Rights Agreement terminated effective 5:00 p.m., New York City time, on December 4, 2012.

Shelf Registration Statement

On April 15, 2010, the Company filed a registration statement on Form S-3 using a “shelf” registration process. In connection with the Purchase Agreement, on December 5, 2012, Post-Effective Amendment No. 1 to Form S-3 was filed to deregister all unsold shares of common stock registered under the Registration Statement, and to terminate the effectiveness of the Registration Statement.

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

As part of the divestiture transactions more fully described in Note 9, the Company reclassified the reporting units within its reportable segments. As a result, wireless communications includes the Suisun City and Australia Operations, specialty construction includes the China Operations, and electrical power includes the Trenton, Seattle and Portland Operations, for each of the periods presented. The segment information presented below with regard to the operating results no longer includes amounts related to the St. Louis, Sarasota, Lakewood and Hartford Operations, which were sold and subsequently reported as discontinued operations. The Sarasota, Lakewood and Hartford Operations were previously reported in the wireless communications segment and the St. Louis Operation was reported in the specialty construction segment. Segment results for the three and six months ended October 31, 2012 and 2011 are as follows:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended October 31, 2012					For the Three Months Ended October 31, 2011
	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total

Revenue	$-	$4,648,776	$822,840	$4,470,545	$9,942,161	$-	$6,539,998	$2,443,429	$12,771,406	$21,754,833

Depreciation and amortization	$8,634	$86,019	$173,237	$52,176	$320,066	$16,128	$125,832	$185,799	$114,111	$441,870

Income (loss) before income taxes from continuing operations	$(1,031,890)	$57,530	$92,799	$918,534	$36,973	$(906,366)	$263,390	$169,100	$(188,265)	$(662,141)

	As of and for the Six Months Ended October 31, 2012					As of and for the Six Months Ended October 31, 2011
	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total

Revenue	$-	$9,263,587	$1,853,639	$12,269,352	$23,386,578	$-	$13,638,538	$3,743,558	$22,988,828	$40,370,924

Depreciation and amortization	$19,627	$180,822	$347,928	$133,403	$681,780	$32,501	$254,777	$367,798	$225,967	$881,043

Income (loss) before income taxes from continuing operations	$(1,898,349)	$17,222	$111,630	$1,248,814	$(520,683)	$(1,879,973)	$1,187,498	$242,027	$369,659	$(80,789)

Goodwill	$-	1,933,921	$-	$-	$1,933,921	$-	$1,975,460	$-	$-	$1,975,460

Total assets	$471,608	$7,724,506	$7,854,339	$5,428,796	$21,479,249	$10,051,686	$12,230,434	$11,303,547	$13,815,079	$47,400,746

Additions of property and equipment	$-	$87,677	$152,721	$100,058	$340,456	$8,361	$77,167	$69,848	$121,527	$276,903

As of and for the six months ended October 31, 2012 and 2011, the specialty construction segment includes approximately $1,854,000 and $3,744,000 in revenue and $841,000 and $895,000 of net assets held in China related to the Company’s 60% interest in the China Operations, respectively. As of and for the six months ended October 31, 2012 and 2011, the wireless communications segment includes approximately $4,140,000 and $6,733,000 in revenue and $2,626,000 and $2,727,000 of net assets held in Australia related to the Company’s Australia Operations, respectively.

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

The following table sets forth the assets and liabilities measured at fair value on a nonrecurring basis, by input level, in the consolidated balance sheet at October 31, 2011:

Quoted Prices in
	Active Markets for	Significant Other	Significant
Balance Sheet	Identical Assets or	Observable Inputs	Unobservable	October 31, 2011
Location	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total
Liabilities:
Acquisition-related contingent consideration	$-	$-	$1,058,680	$1,058,680

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

NOTE 9 - DISCONTINUED OPERATIONS

St. Louis and Sarasota Operations Common Stock Sales

Effective September 1, 2011, the Company entered into a Securities Purchase Agreement and Amendment No. 1 to the Escrow Agreement with Multiband, Inc. (Multiband) traded under the NASDAQ symbol MBND, for the acquisition by Multiband of the common stock of the Company’s former wholly-owned subsidiaries, the St. Louis and Sarasota Operations, for $2,000,000 in cash. The $2,000,000 in proceeds was used to reduce the outstanding borrowings under a previous loan agreement with Bank of America, N.A.

Hartford and Lakewood Operations Asset Sales

On July 25, 2012, the Company and the Hartford and Lakewood Operations entered into an asset purchase agreement (the Asset Purchase Agreement), pursuant to which the Hartford and Lakewood Operations sold substantially all of their assets to two newly-created subsidiaries of Kavveri Telecom Products Limited (Kavveri) for a purchase price of $5.5 million in cash, subject to adjustment, and the assumption of their various liabilities. At closing, the Company received $4.9 million in cash, with the remaining $600,000 of the purchase price to be placed into escrow pursuant to the Asset Purchase Agreement. The Company used the proceeds from this sale to repay the full amount outstanding under the Credit Agreement of $4,022,320 as of July 25, 2012. The difference of $877,680 was deposited in its operating cash account.

Kavveri agreed to place $350,000 of the purchase price into escrow in the future pending assignment of certain contracts post-closing, with the Company receiving those funds upon successful assignment of the contracts. The remaining $250,000 is to be escrowed in the future for purposes of satisfying certain adjustments to the purchase price based on a final net asset valuation to be completed after closing as well as repurchase obligations of certain delinquent accounts receivable. No later than three days after the final determination of the net asset valuation, the purchasers are required to deposit the $600,000 into escrow.

On September 4, 2012, Kavveri provided the Company with its calculation of the net asset valuation, and claimed that the Company owed them $251,868. On October 2, 2012, the Company provided Kavveri its calculation of the net asset valuation, and claimed Kavveri owes the Company $94,493. The Company is currently working with Kavveri to resolve the net asset valuation dispute. If the parties disagree, and if they are unable to come to an agreement, the matter will then be submitted to one or more independent, nationally-recognized accounting firms for final determination.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On November 7, 2012, Kavveri provided the Company an aggregate claim for indemnification by the Company of $1,938,288 with regard to (a) delinquent receivables to be repurchased of $546,077; (b) $916,500 for accounts receivable Kavveri deems are not collectible in the ordinary course of business, and (c) $475,000 for the replacement, programing and installation of replacement radios on a project that was completed by the Company’s Hartford Operations and accepted by the customer on or prior to the Closing Date. With regard to the delinquent receivables claimed, the Company is disputing the amount of the delinquent receivables, and believes that after consideration of reserves for uncollectible accounts and other offsets previously considered in its calculation of the net asset valuation described above, the total amount of delinquent receivables to be repurchased is less, and is subject to further reduction based on additional collection of receivables by Kavveri. Furthermore, with regard to the timing in the Asset Purchase Agreement for notification to the Company, the Company believes that Kavveri missed the deadline to notify the Company regarding the repurchase of delinquent receivables, which would eliminate any repurchase payment owed by the Company to Kavveri. The Company believes the remaining two claims are without merit, and is currently preparing a response to Kavveri, to dispute each of these indemnification claims. The Company has reflected the estimated changes in the gain/(loss) from the disposal of these operations in the three and six months ended October 31, 2012.

The Company has reported the financial activity of these four operations as discontinued operations for all periods presented. A summary of the operating results for the discontinued operations is as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011

REVENUE	$-	$7,210,990	$4,901,501	$14,014,402

COSTS AND EXPENSES:
Cost of revenue	-	5,384,688	4,088,400	10,750,631
Selling, general and administrative expenses	-	1,650,641	1,291,164	3,549,225
Depreciation and amortization	-	133,849	101,750	299,508

	-	7,169,178	5,481,314	14,599,364

OPERATING INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	41,812	(579,813)	(584,962)

Interest expense	-	5,237	5,315	5,376

Income (loss) from discontinued operations before income tax provision (benefit)	-	36,575	(585,128)	(590,338)

Income tax provision (benefit)	88,267	321,905	142,431	(116,323)

Loss from discontinued operations, net of tax	(88,267)	(285,330)	(727,559)	(474,015)

(Loss) gain from disposal	(485,212)	(1,027,637)	1,839,419	(1,027,637)

TOTAL (LOSS) INCOME FROM DISCONTINUED OPERATIONS	$(573,479)	$(1,312,967)	$1,111,860	$(1,501,652)

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company incurred approximately $56,000 of expenses directly associated with the asset sales of the Hartford and Lakewood Operations.

There were no assets or liabilities included in the condensed consolidated balance sheet for the Hartford and Lakewood Operations at October 31, 2012. The major classes of assets and liabilities included in the condensed consolidated balance sheets at April 30, 2012 for the Hartford and Lakewood Operations as discontinued operations were as follows:

April 30, 2012

ASSETS

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Other payable to Zurich

On July 12, 2012, the Company executed the Zurich Agreement with Zurich. Under the terms of the Zurich Agreement, as of July 31, 2012, Zurich advanced the Company $793,927 for the payment of labor and labor-related benefits to assist in completing the project contract with the Owner or Cooper Project. The Cooper Project is a $15.1 million project being completed by the Company’s Trenton Operations. Zurich and its affiliate F&D, as surety, have issued certain performance and payment bonds on behalf of the Owner in regard to the Company’s work on this project. The Company was to repay Zurich the financial advances pursuant to the following repayment schedule: (1) $397,000 on or about August 3, 2012; and (2) the balance of $396,927 on or about September 7, 2012. As a condition precedent to the financial advance, the Company executed two letters which are held by Zurich: (1) a letter to the Owner voluntarily terminating its contract for reason of the Company’s default and assigning the contract to Zurich, and (2) a letter of direction to the Owner. The letters may be forwarded to the Owner in an Event of Default. An Event of Default under the Zurich Agreement includes: (a) the Company’s failure to make repayments to Zurich in accordance with the repayment schedule; (b) Zurich, at the Company’s request, advances more than $888,000; (c) Zurich pays any of the Company’s vendors, subcontractors, suppliers or material men pursuant to Zurich’s obligations under its payment bond or any other reason; or (d) the Company uses any of the funds advanced by Zurich for any reason other than the payment of labor and labor benefits incurred in regard to the Cooper Project. The Company is in default under the Zurich Agreement as it has not repaid Zurich the $793,927. As a result, a letter of direction was sent to the Owner, requesting that all current and future amounts to be paid on the contract be assigned and paid to Zurich directly.

The Company is contingently liable to Zurich and its affiliate F&D under the Indemnity Agreement. Zurich and F&D, as surety, have issued certain performance and payment bonds on behalf of owners or customers regarding the Company’s work on various projects under the Indemnity Agreement. The Company agrees to indemnify the surety for any payments made on contracts of suretyship, guaranty or indemnity. As of October 31, 2012, $4,074,814 of accounts receivable, and $5,672,038 of accounts payable have been approved by the Company and assigned to Zurich and F&D under the Indemnity Agreement, and reclassified from consolidated accounts receivable and accounts payable, respectively, resulting in a net amount owed to Zurich and F&D under the Indemnity Agreement of $1,597,224. Including the $793,927 owed under the Zurich Agreement, the net Other Payable owed to Zurich is $2,391,151 as of October 31, 2012.

On November 12, 2012, the Company received a demand notice from Zurich for $3,298,751, regarding unpaid amounts due under the Zurich Agreement and in regard to claims asserted against Zurich under the Indemnity Agreement as described above, without consideration of any offsets for assigned accounts receivable paid or to be paid. On November 15, 2012, a payment of $2,758,588 was made by the Owner in partial payment of outstanding accounts receivable amounts due. The Company is currently working on a response to the demand notice, with the expected response to include directing Zurich to apply $793,927 of the November 15, 2012 payment by the Owner to repay the amounts due under the Financing Agreement, with the balance applied to partially repay amounts due under the Indemnity Agreement, and requesting forbearance on the balance of the demand notice.

To date, a total of $3,128,379 of assigned accounts receivable have been paid by the Company’s customers to Zurich, which includes the November 15, 2012 payment of $2,758,588 described above. To date, a total of $5,570,631 of assigned accounts payable have been paid by Zurich to the Company’s vendors. The remaining accounts and retention payable properly recorded at October 31, 2012, yet to be approved and to be assigned in the future under the Indemnity Agreement, is approximately $338,000, and future billings of customer accounts to be assigned to Zurich is approximately $836,000, which the Company expects will reduce the net Other Payable by $498,000, resulting in a final net Other Payable due Zurich of approximately $1,893,000. In addition, the Company has submitted a claim and request for equitable adjustment to the Owner in the amount of $3,019,813 for significant delays, disruptions and construction changes that were beyond its control and required the Company to perform additional work, and if successful in settlement of this claim, expects to use the proceeds from the claim to repay Zurich the estimated remaining balance due. There can be no assurance that the Company will be successful in settling with the Owner for all or a portion of the submitted claim, and there can be no assurance that the Company and Zurich will come to any agreement regarding repayment, future forbearance terms, or waiver or modification of terms under the Zurich Agreement and Indemnity Agreement, which would have a serious adverse effect on the Company’s business, operations and future prospects.

NOTE 11 - LEGAL PROCEEDINGS

On or about June 22, 2011, a purported shareholder of the Company filed a derivative and putative class action lawsuit in the Court of Common Pleas of Pennsylvania, Chester County against the Company and its directors.  The case is Ralph Rapozo v. WPCS International Incorporated, et al., Docket No. 11-06837.  In this action, the plaintiff sought to enjoin the proposed transaction in which Multiband would acquire all of the outstanding shares of the Company.

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

On or about June 30, 2011, a purported shareholder of the Company filed a derivative and putative class action lawsuit in the Court of Common Pleas of Pennsylvania, Chester County against the Company and its directors, by filing a Summons and Complaint.  The case is Edwin M. McKean v. WPCS International Incorporated, et al. On October 18, 2011, the McKean case was consolidated into the Rapozo vs. WPCS case.

On September 14, 2012, the Rapozo case was dismissed with prejudice.

NOTE 12 - SUBSEQUENT EVENTS

On December 4, 2012, the Company entered into the Purchase Agreement with the Buyers pursuant to which, the Company sold an aggregate of (i) $4,000,000 principal amount of Notes and (ii) the Warrants to purchase 15,923,567 shares of the Company's Common Stock, to the Buyers for aggregate gross Financing proceeds of $4,000,000. In connection with the Financing, (i) the Company entered into a registration rights agreement with the Buyers (the Registration Rights Agreement), (ii) the Company and its subsidiaries entered into a security and pledge agreement in favor of the collateral agent for the Buyers (the Security Agreement), and (iii) subsidiaries of the Company entered into a guaranty in favor of the collateral agent for the Buyers (the Guaranty). The Closing Date of the Financing was December 5, 2012.

Pursuant to the terms of the Notes, the Company agreed to deposit the initial funds received from the Financing, minus the Initial Lending Amount of $2,178,516 into the Lockbox Account controlled by the Collateral Agent, as collateral agent on behalf of the Buyers. In addition, all payments of accounts receivable of the Company (and its domestic subsidiaries) shall be deposited into the Lockbox Account. The Company is permitted to receive from the Lockbox Account, on a daily basis, such amount of cash equal to: (A) (i) cash balance in the Lockbox Account plus (ii) 95% of available qualified accounts receivable minus (iii) $250,000 minus (B) amount of principal, accrued interest, fees, costs and expenses owed pursuant to the Notes. The Notes contain certain customary representations and warranties, affirmative and negative covenants, and events of default. The principal covenant is that the Company shall maintain a current ratio of not less than 0.6 to 1.0 as of the last calendar day of each month.

The Company used the Initial Lending Amount to repay the existing loan of $2,000,000, plus $78,516 of interest accrued and fees and expenses to Sovereign, which Credit Agreement was terminated in connection with the Financing, and $100,000 for Buyer legal fees in connection with the Notes. In addition, the Company shall pay to the Buyers a consulting fee of not more than $5,000 per month during the term of the Convertible Notes to a business consultant reasonable acceptable to the Buyers.

The Notes will mature on the eighteen month anniversary of the Closing Date and will bear interest at the rate of 4% per annum, which will be payable quarterly in arrears and may be paid, in certain conditions, through the issuance of shares, at the discretion of the Company.

Pursuant to the Purchase Agreement, the Company agreed to use its reasonable best efforts to obtain its stockholders’ approval at the next annual stockholder meeting of the issuance of all of the securities issuable pursuant to the Purchase Agreement (Stockholder Approval). The Company agreed to seek to obtain Stockholder Approval by March 4, 2013. If, despite the Company’s reasonable best efforts Stockholder Approval is not obtained on or prior to March 4, 2013, the Company agreed to cause an additional annual stockholder meeting to be held annually at which Stockholder Approval will be sought (or if no Annual Meeting of stockholders of the Company is held in any given year, to seek such approval at a special meeting of stockholders of the Company in such given year) until such Stockholder Approval is obtained such date, (the Stockholder Approval Date).

The Notes are initially convertible into shares of Common Stock at a conversion price of $0.3768 per share (the Conversion Price). The Conversion Price will be adjusted to 85% of the average of the closing bid prices for the five consecutive trading dates immediately prior to the following adjustment dates: (1) the earlier of the effective date of a registration statement or six months after closing (the First Adjustment); (2) the later of the date that is three months after the First Adjustment or one year after closing (the Second Adjustment); and (3) on the Stockholder Approval Date. The Warrants are exercisable for a period of five years from the Closing Date at an initial exercise price of $0.471 per share (the “Exercise Price”). The Exercise Price will be subject to the same adjustments as provided in the Notes as described above.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If an event of default under the Notes occurs, upon the request of the holder of the Note, the Company will be required to redeem all or any portion of the Note (including all accrued and unpaid interest), in cash, at a price equal to the greater of (i) up to 125% of the amount being converted, depending on the nature of the default, and (ii) the product of (a) the number of shares of Common Stock issuable upon conversion of the Note, times (b) 125% of the highest closing sale price of the Common Stock during the period beginning on the date immediately preceding such event of default and ending on the trading day immediately prior to the trading day that the redemption price is paid by the Company.

The Company has the right, at any time after one year from the Closing Date, to redeem all, but not less than all, of the outstanding Notes, upon not less than 20 trading days nor more than 30 trading days prior written notice. The redemption price shall equal 120% of the amount of principal and interest being redeemed.

The Buyers are prohibited from converting the Notes and/or exercising the Warrants and receiving shares of the Company’s Common Stock, in the aggregate, such that the number of shares of Common Stock issued upon such conversions and/or exercises exceeds 19.9% of the issued and outstanding shares of the Company’s Common Stock as of the Closing Date, unless Stockholder Approval is obtained.

The Buyers agreed to restrict their ability to convert the Notes and/or exercise the Warrants and receive shares of the Company’s Common Stock such that the number of shares of Common Stock held by the Buyer in the aggregate and its affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of the Company’s Common Stock.

Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement with the SEC, within 30 days following receipt of a request from a Buyer (or 45 days with respect to an underwritten offering), covering such shares of common stock issuable upon conversion of the Notes or exercise of the Warrants, as requested by the Buyers, and have such registration statement declared effective by the SEC within 90 days thereafter. The Company also agreed to notify the Buyers if the Company at any time proposes to register any of its securities under the Securities Act of 1933, as amended, and of such Buyers’ right to participate in such registration.

Pursuant to the Guaranty, subsidiaries of the Company guaranteed to the collateral agent, for the benefit of the Buyers, the punctual payment, as and when due and payable, of all amounts owed by the Company in respect of the Purchase Agreement, the Notes and the other transaction documents executed in connection with the Purchase Agreement.

Pursuant to the Security Agreement, the Company and its subsidiaries granted, in favor of the collateral agent for the Buyers, a continuing security interest in all personal property and assets of the Company and its subsidiaries, as collateral security for the obligations of the Company and the subsidiaries under the Purchase Agreement, the Notes, the Guaranty and the other transaction documents.

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

Recent Developments

On December 4, 2012, we entered into the Purchase Agreement with the Buyers pursuant to which, we sold an aggregate of (i) $4,000,000 principal amount of Notes and (ii) Warrants to purchase 15,923,567 shares of our Common Stock to the Buyers for aggregate gross Financing proceeds of $4,000,000.

Pursuant to the terms of the Notes, we agreed to deposit the initial funds received from the Financing, minus the Initial Lending Amount of $2,178,516 into the Lockbox Account controlled by the Collateral Agent, as collateral agent on behalf of the Buyers. In addition, all payments of our accounts receivable (and our domestic subsidiaries) shall be deposited into the Lockbox Account. We are permitted to receive from the Lockbox Account, on a daily basis, such amount of cash equal to: (A) (i) cash balance in the Lockbox Account plus (ii) 95% of available qualified accounts receivable minus (iii) $250,000 minus (B) amount of principal, accrued interest, fees, costs and expenses owed pursuant to the Notes. The Notes contain certain customary representations and warranties, affirmative and negative covenants and events of default. The principal covenant is that we shall maintain a current ratio of not less than 0.6 to 1.0 as of the last calendar day of each month.

We used the Initial Lending Amount to repay the existing loan of $2,000,000, plus $78,516 of interest accrued and fees and expenses to Sovereign, which Credit Agreement was terminated in connection with the Financing, and $100,000 for Buyer legal fees in connection with the Notes.

On July 25, 2012, we and the Hartford and Lakewood Operations entered into the Asset Purchase Agreement, pursuant to which the Hartford and Lakewood Operations sold substantially all of their assets and liabilities to two newly-created subsidiaries of Kavveri for a purchase price of $5.5 million in cash, subject to adjustment and assumption of their various liabilities. At closing, we received $4.9 million in cash, and the remaining $600,000 of the purchase price is to be placed into escrow pursuant to the Asset Purchase Agreement. We used the proceeds from this sale to repay the full amount outstanding under the Credit Agreement of $4,022,320 as of July 25, 2012. The difference of $877,680 was deposited in our operating cash account.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The parties agreed to place $350,000 of the purchase price into escrow pending assignment of certain contracts post-closing, with us receiving those funds upon successful assignment of the contracts. The remaining $250,000 is to be escrowed for purposes of satisfying certain adjustments to the purchase price based on a final net asset valuation to be completed after closing as well as repurchase obligations of certain delinquent accounts receivable. No later than three days after the final determination of the net asset valuation, the purchasers are required to deposit the $600,000 into escrow. On September 4, 2012, Kavveri provided us with its calculation of the net asset valuation, and claimed that we owed them $251,868. On October 2, 2012, we provided Kavveri our calculation of the net asset valuation, and claimed Kavveri owes us $94,493. We are currently working with Kavveri to resolve the net asset valuation dispute. If the parties disagree, and if they are unable to come to an agreement, the matter will then be submitted to one or more independent, nationally-recognized accounting firms for final determination.

On November 7, 2012, Kavveri submitted to us an aggregate claim for indemnification of $1,938,288 with regard to (a) delinquent receivables to be repurchased of $546,077; (b) $916,500 for accounts receivable Kavveri deems are not collectible in the ordinary course of business, and (c) $475,000 for the replacement, programming an installation of replacement radios on a project that was completed by our Hartford Operations and accepted by the customer on or prior to July 25, 2012. With regard to the delinquent receivables claimed, we are disputing the amount of the delinquent receivables, and we believe that after consideration of reserves for uncollectible accounts and other offsets previously considered in our calculation of the net asset valuation described above, the total amount of delinquent receivables to be repurchased is less, and is subject to further reduction based on additional collection of receivables by Kavveri. Furthermore, with regard to the timing in the Asset Purchase Agreement for notification to us, we believe that Kavveri missed the deadline to notify us regarding the repurchase of delinquent receivables, which would eliminate any repurchase payment owed by us to Kavveri. We believe the remaining two claims are without merit, and we are currently preparing a response to Kavveri, to dispute each of these indemnification claims.

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

As part of the divestiture transactions described above, we reclassified the reporting units within our reportable segments. As a result, wireless communications includes the Suisun City and Australia Operations, specialty construction includes the China Operations, and electrical power includes the Trenton, Seattle and Portland Operations, for each of the periods presented. For the six months ended October 31, 2012, wireless communication, specialty construction and electrical power represented approximately 39.6%, 7.9% and 52.5%, respectively, of our total revenue. For the six months ended October 31, 2011, wireless communication, specialty construction and electrical power represented approximately 33.8%, 9.3% and 56.9%, respectively, of our total revenue.

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

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year:

In regards to our financial results in the second quarter and year-to-date for fiscal 2013, we continue to make significant progress in turning around our financial performance in our five operations centers for the three and six months ended October 31, 2012, as compared to the year ended April 30, 2012. During fiscal 2012, we employed cost reduction strategies, and made management changes by hiring experienced leadership in Suisun City, especially in the project management and estimating roles, which we believe has significantly helped this operation return to EBITDA profitability. In our Trenton Operations, we have essentially completed the Cooper Project, which was a project we incurred a loss of approximately $6 million in fiscal 2012, and we are re-focusing this operation to concentrate on pursuing smaller revenue projects that can be performed profitably, and cost reduction strategies in order to return this operation to profitability in fiscal 2013.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Excluding our corporate operating expenses, for the three months ended October 31, 2012, the five operation centers generated EBITDA as adjusted of approximately $1,429,000, compared to an EBITDA as adjusted of $894,000 for the three months ended October 31, 2011. The second quarter results ended October 31, 2012 includes approximately $ 750,000 of change orders received by the Trenton Operations related to the Cooper Project. For the six months ended October 31, 2012, we generated EBITDA as adjusted of approximately $2,124,000, as compared to EBITDA as adjusted of $2,915,000 for the six months ended October 31, 2011. The six month results ended October 31, 2012 include approximately $1,486,000 of change orders received by the Trenton Operations related to the Cooper Project.

We expect to receive additional change orders in the third fiscal quarter from the Cooper Project for costs incurred and recognized in prior periods, and we have also submitted a claim for approximately $3.0 million to the Owner for significant cost overruns as a result of significant delays, disruptions and construction changes which were beyond our control and required us to perform additional work. If approved, the additional change orders and claim for the Cooper Project are expected to generate future operating income for us, as the costs related to these pending change orders and claim have already been incurred. All current and future amounts to be paid on the Cooper Project are assigned and will be paid to Zurich directly.

EBITDA as adjusted is defined as earnings before interest, income taxes including noncash charges for deferred tax asset valuation allowances, gain or loss from discontinued operations, acquisition-related contingent earn-out costs, goodwill impairment, one-time charges related to exploring strategic alternatives and depreciation and amortization. Management uses EBITDA to assess the ongoing operating and financial performance of our company. This financial measure is not in accordance with GAAP and may differ from non-GAAP measures used by other companies. A reconciliation of EBITDA is as follows.

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,
	2012	2011	2012	2011

NET (LOSS) INCOME ATTRIBUTABLE TO WPCS, GAAP	$(493,386)	$(1,665,328)	$500,315	$(1,700,005)

Plus:
Net income attributable to noncontrolling interest	29,152	44,604	28,605	60,060
Loss from discontinued operations, net of tax	88,267	285,330	727,559	474,015
Loss (gain) from disposal of discontinued operations	485,212	1,027,637	(1,839,419)	1,027,637
Income tax (benefit) provision	(72,272)	(354,384)	62,257	57,504
Interest expense	330,135	230,136	455,250	325,929
Interest income	(6,161)	(23,493)	(15,959)	(31,969)
Change in fair value of acquisition-related contingent consideration	-	40,560	-	83,628
One-time strategic costs	-	76,842	-	140,512
Depreciation and amortization	320,066	441,870	681,780	881,043

Consolidated EBITDA as adjusted, Non-GAAP	681,013	103,774	600,388	1,318,354
Plus:
Corporate operating expenses	747,673	790,574	1,523,416	1,596,638

EBITDA as adjusted of Continuing Operation Centers, Non-GAAP	$1,428,686	$894,348	$2,123,804	$2,914,992

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In regards to our financial results for the three months ended October 31, 2012, we generated net income from our continuing operations attributable to WPCS of approximately $80,000, or $0.01 per diluted common share, compared to a net loss from continuing operations attributable to WPCS of $352,000 or $0.05 per diluted common share for the same period in the prior year. For the three months ended October 31, 2012, we generated a net loss of approximately $493,000, or $0.07 per diluted common share, which includes a loss from discontinued operations for the Hartford and Lakewood Operations of approximately $573,000, or $0.08 per diluted common share. This compares to a net loss of $1,665,000, or $0.24 per diluted common share for the same period in the prior year, which includes a loss from discontinued operations of approximately $1,313,000, or $0.19 per diluted common share.

For the six months ended October 31, 2012, we generated net income of approximately $500,000, or $0.07 per diluted common share, which includes income from discontinued operations for the Hartford and Lakewood Operations of approximately $1.1 million or $0.16 per diluted common share. This compares to a net loss of approximately $1.7 million, or $0.24 per diluted common share, which includes a loss from discontinued operations of approximately $1.5 million, or $0.22 per diluted common share for the six months ended October 31, 2011.

Although the economy has not yet fully recovered and will continue to present challenges for our business, we expect to generate EBITDA as adjusted in the fiscal year ending April 30, 2013. The markets we serve in public services, healthcare, and energy continue to afford opportunities to grow our business. Two of our most important economic indicators for measuring our future revenue producing capability and demand for our services continue to be our backlog and bid list. For comparative purposes our backlog and bid list for prior periods only includes our continuing operations. Our backlog of unfilled orders was approximately $28.9 million at October 31, 2012, compared to backlog of $30.8 million at July 31, 2012, and $25.1 million at October 31, 2011.

Our bid list, which represents project bids under proposal for new and existing customers, was approximately $56.3 million at October 31, 2012, compared to approximately $61.1 million at July 31, 2012. Our goal is to continue converting more of these bids into contract awards and to increase our backlog in the quarters ahead.

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

Results of Operations for the Three Months Ended October 31, 2012 Compared to the Three Months Ended October 31, 2011

Consolidated results for the three months ended October 31, 2012 and 2011 were as follows:

	Three Months Ended
	October 31,
	2012		2011

REVENUE	$9,942,161	100.0%	$21,754,833	100.0%

COSTS AND EXPENSES:
Cost of revenue	6,324,209	63.7%	18,379,347	84.5%
Selling, general and administrative expenses	2,936,939	29.5%	3,348,554	15.4%
Depreciation and amortization	320,066	3.2%	441,870	2.0%
Change in fair value of acquisition-related contingent consideration	-	-	40,560	0.2%

Total costs and expenses	9,581,214	96.4%	22,210,331	102.1%

OPERATING INCOME (LOSS)	360,947	3.6%	(455,498)	(2.1)%

OTHER EXPENSE (INCOME):
Interest expense	330,135	3.2%	230,136	1.1%
Interest income	(6,161)	-	(23,493)	(0.1)%

Income (loss) from continuing operations before income tax benefit	36,973	0.4%	(662,141)	(3.1)%

Income tax benefit	(72,272)	(0.7)%	(354,384)	(1.6)%

INCOME (LOSS) FROM CONTINUING OPERATIONS	109,245	1.1%	(307,757)	(1.5)%

Discontinued operations
Loss from operations of discontinued operations, net of tax	(88,267)	(0.9)%	(285,330)	(1.3)%
Loss from disposal	(485,212)	(4.9)%	(1,027,637)	(4.7)%

Loss from discontinued operations, net of tax	(573,479)	(5.8)%	(1,312,967)	(6.0)%

CONSOLIDATED NET LOSS	(464,234)	(4.7)%	(1,620,724)	(7.5)%

Net income attributable to noncontrolling interest	29,152	0.3%	44,604	0.2%

NET LOSS ATTRIBUTABLE TO WPCS	$(493,386)	(5.0)%	$(1,665,328)	(7.7)%

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Revenue for the three months ended October 31, 2012 was approximately $9,942,000, as compared to approximately $21,755,000 for the three months ended October 31, 2011. The decrease in revenue was due to a number of factors: (1) the planned strategic change to re-focus the Trenton Operation as a smaller revenue producing operation that returns to profitability, while the Cooper Project is completed; and (2) project delays or postponement of new project bid awards at the state and local government level due to political and economic climate. For the three months ended October 31, 2012 and 2011, we had one customer, the Cooper Project, which comprised 12.4% and 16.1% of total revenue, respectively.

Wireless communication segment revenue for the three months ended October 31, 2012 and 2011 was approximately $4,649,000 or 46.8% and $6,540,000 or 30.1% of total revenue, respectively. The decrease in revenue was due primarily to project delays on existing contracts and delays or postponements of new project bid awards from prior quarters at the state and local government level for public services projects, the revenue of which is expected to be recognized in future periods. The increase as a percentage of revenue was due to a change in segment revenue mix as a result of a reduction of operations in the electrical power segment.

Specialty construction segment revenue for the three months ended October 31, 2012 and 2011 was approximately $823,000 or 8.3% and $2,443,000 or 11.2% of total revenue, respectively. The decrease in revenue was primarily attributable to fewer projects completed in the three months ended October 31, 2012 as compared to the same period in the prior year for the China Operations. Revenue in the China Operations is recognized on a completed contract basis.

Electrical power segment revenue for the three months ended October 31, 2012 and 2011 was approximately $4,471,000 or 45.0% and $12,771,000 or 58.7% of total revenue, respectively. The decrease in revenue was due primarily to the planned strategic change to re-focus the Trenton Operation as a smaller revenue producing operation that returns to profitability, while completing the Cooper Project. The Cooper Project accounted for 27.3% of the total revenue in the electrical power segment this quarter compared to 27.5% in the same period in the prior year. The Cooper Project was essentially completed in the second fiscal quarter. It is not expected that similar future projects will replace the Cooper Project or other larger electrical projects that were completed in the prior period, therefore, it is expected that our revenue in the electrical power segment will not substantially increase in the near future.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs. Our cost of revenue was approximately $6,324,000, or 63.7% of revenue, for the three months ended October 31, 2012, compared to $18,379,000 or 84.5% for the same period of the prior year. The dollar decrease in our total cost of revenue is primarily due to the corresponding decrease in revenue during the three months ended October 31, 2012. The decrease as a percentage of revenue is due to: (1) the revenue blend of project work completed during the quarter; (2) the current period contained a smaller percentage of lower margin work performed by the Trenton Operations, including the Cooper Project, as compared to the same period in the prior period; and (3) the current quarter included approximately $750,000 of change order revenue related to the Cooper Project, the costs of which were incurred or accrued in fiscal 2012.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wireless communication segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended October 31, 2012 and 2011 was approximately $3,186,000 and 68.5% and $4,758,000 or 72.7%, respectively. The dollar decrease in cost of revenue is due to the corresponding decrease in revenue during the three months ended October 31, 2012. The decrease as a percentage of revenue is due to the revenue blend of project work performed during the three months ended October 31, 2012.

Specialty construction segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended October 31, 2012 and 2011 was approximately $415,000 and 50.4% and $1,867,000 and 76.4%, respectively. The dollar decrease in cost of revenue is due to the corresponding decrease in revenue during the three months ended October 31, 2012 in our China Operations. The decrease as a percentage of revenue is due to the revenue blend of project work performed, and less subcontractor cost as compared to the same period in the prior year.

Electrical power segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended October 31, 2012 and 2011 was approximately $2,724,000 and 60.9% and $11,755,000 and 92.0%, respectively. The dollar decrease in cost of revenue is due to the corresponding decrease in revenue during the three months ended October 31, 2012. The decrease as a percentage of revenue is primarily due to revenue blend of project work performed during the quarter, as the current quarter included approximately $750,000 of change order revenue related to the Cooper Project, the costs of which were incurred or accrued in fiscal 2012. In total, the current period contained a smaller percentage of lower margin work performed by the Trenton Operations, as compared to the same period in the prior year.

Selling, General and Administrative Expenses

For the three months ended October 31, 2012, total selling, general and administrative expenses were approximately $2,937,000, or 29.5% of total revenue compared to $3,349,000, or 15.4% of revenue, for the prior year. Included in selling, general and administrative expenses for the three months ended October 31, 2012 are $1,754,000 for salaries, commissions, payroll taxes and other employee benefits. The $188,000 decrease in salaries and payroll taxes compared to the prior year is due primarily to the lower salaries from cost reduction strategies. Professional fees were $279,000, which include on-going accounting, legal and investor relations fees. The $63,000 decrease in professional fees compared to the prior year is due primarily to no strategic alternatives costs due to the conclusion of this effort, and reduced on-going professional service fees for other services compared to the same period in the prior year. Insurance costs were $141,000 and rent for office facilities was $119,000. Automobile and other travel expenses were $283,000 and telecommunication expenses were $57,000. Other selling, general and administrative expenses totaled $304,000. For the three months ended October 31, 2012, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $1,316,000, $98,000 and $775,000, respectively, with the balance of approximately $748,000 pertaining to corporate expenses.

For the three months ended October 31, 2011, total selling, general and administrative expenses were approximately $3,349,000 or 15.4% of total revenue. Included in selling, general and administrative expenses for the three months ended October 31, 2011 was $1,942,000 for salaries, commissions, payroll taxes and other employee benefits. Professional fees were $342,000, which include accounting, legal and investor relation fees. Insurance costs were $270,000 and rent for office facilities was $143,000. Automobile and other travel expenses were $341,000 and telecommunication expenses were $63,000. Other selling, general and administrative expenses totaled $248,000. For the three months ended October 31, 2011, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $1,376,000, $94,000 and $1,088,000, respectively, with the balance of approximately $791,000 pertaining to corporate expenses.

Depreciation and Amortization

For the three months ended October 31, 2012 and 2011, depreciation was approximately $289,000 and $402,000, respectively. The decrease in depreciation is due to the retirement of certain assets. The amortization of customer lists and backlog for the three months ended October 31, 2012 was $31,000 as compared to $40,000 for the same period of the prior year. The net decrease in amortization was due primarily to certain customer lists and backlog being fully amortized in the prior year compared to the current year. All customer lists are amortized over a period of three to nine years from the date of their acquisitions. Backlog is amortized over a period of one to three years from the date of acquisition based on the expected completion period of the related contracts.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Change in Fair Value of Acquisition-Related Contingent Consideration

For the three months ended October 31, 2012 and 2011, the change in fair value of acquisition-related contingent consideration was $0 and $41,000, respectively. The change in fair value of acquisition-related contingent consideration is due to the non-cash expense recorded in the fiscal 2012 statement of operations for the change in present value of future payments of acquisition-related contingent consideration related to the Pride acquisition. In connection with the acquisition of Pride on November 1, 2009, during fiscal 2012 we paid additional purchase price of $1,047,732 to the former Pride shareholders upon the achievement of the earnings before interest and taxes (EBIT). As a result, the settlement acquisition-related contingent consideration was completed, and no further expense was recorded.

Interest Expense and Interest Income

For the three months ended October 31, 2012 and 2011, interest expense was approximately $330,000 and $230,000, respectively. The increase in interest expense is due principally to an increase in the amortization of debt issuance costs for Sovereign compared to the same period in the prior year, offset by a decrease in the total borrowings outstanding under the line of credit with Sovereign over the course of the three months ended October 31, 2012 compared to the line of credit with Bank of America N.A. in the same period in the prior year. As of October 31, 2012, there was approximately $1,034,000 of borrowings outstanding under the line of credit.

For the three months ended October 31, 2012 and 2011, interest income was approximately $6,200 and $23,500, respectively. The decrease in interest earned is due principally to a decrease in interest income in our Australia Operations compared to the same period in the prior year.

Income Taxes

The actual income tax rate from continuing operations for the three months ended October 31, 2012 was -195.0% compared to 53.5% for same period in the prior year. The difference was primarily due to no tax benefit being claimed for Federal and state losses during the three months ended October 31, 2012.

Loss from Discontinued Operations

As a result of the sale of the assets of the Hartford and Lakewood Operations on July 25, 2012, we recorded the financial results of these operations as discontinued operations. For the three months ended October 31, 2012, we recorded a loss from discontinued operations of approximately $573,000. Included in the loss from discontinued operations are $485,000 associated with the sale of the assets of the Hartford and Lakewood Operations.

As a result of the sale of the assets of the Hartford and Lakewood Operations as described above, and the common stock of the St. Louis and Sarasota Operations to Multiband on September 1, 2011, we recorded the financial results of these operations as discontinued operations. For the three months ended October 31, 2011, we recorded a loss from discontinued operations of approximately $1,313,000, net of tax. Included in the loss from discontinued operations was an approximate $1,028,000 loss on disposal of the St. Louis and Sarasota Operations.

Net Loss Attributable to WPCS

The net loss attributable to WPCS was approximately $493,000 for the three months ended October 31, 2012. The net loss was net of Federal and state income tax benefits of approximately $72,000.

The net loss attributable to WPCS was approximately $1,665,000 for the three months ended October 31, 2011. The net loss was net of Federal and state income tax benefits of approximately $354,000.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended October 31, 2012 Compared to the Six Months Ended October 31, 2011

Consolidated results for the six months ended October 31, 2012 and 2011 were as follows:

	Six Months Ended
	October 31,
	2012		2011

REVENUE	$23,386,578	100.0%	$40,370,924	100.0%

COSTS AND EXPENSES:
Cost of revenue	16,838,285	72.0%	32,586,590	80.7%
Selling, general and administrative expenses	5,947,905	25.4%	6,606,492	16.4%
Depreciation and amortization	681,780	2.9%	881,043	2.2%
Change in fair value of acquisition-related contingent consideration	-	-	83,628	0.2%

Total costs and expenses	23,467,970	100.3%	40,157,753	99.5%

OPERATING (LOSS) INCOME	(81,392)	(0.3)%	213,171	0.5%

OTHER EXPENSE (INCOME):
Interest expense	455,250	2.0%	325,929	0.8%
Interest income	(15,959)	(0.1)%	(31,969)	(0.1)%

Loss from continuing operations before income tax provision	(520,683)	(2.2)%	(80,789)	(0.2)%

Income tax provision	62,257	0.3%	57,504	0.1%

LOSS FROM CONTINUING OPERATIONS	(582,940)	(2.5)%	(138,293)	(0.3)%

Discontinued operations
Loss from operations of discontinued operations, net of tax	(727,559)	(3.1)%	(474,015)	(1.2)%
Gain (loss) from disposal	1,839,419	7.9%	(1,027,637)	(2.5)%

Income (loss) from discontinued operations, net of tax	1,111,860	4.8%	(1,501,652)	(3.7)%

CONSOLIDATED NET INCOME (LOSS)	528,920	2.3%	(1,639,945)	(4.0)%

Net income attributable to noncontrolling interest	28,605	0.1%	60,060	0.2%

NET INCOME (LOSS) ATTRIBUTABLE TO WPCS	$500,315	2.2%	$(1,700,005)	(4.2)%

Revenue

Revenue for the six months ended October 31, 2012 was approximately $23,387,000, as compared to approximately $40,371,000 for the six months ended October 31, 2011. The decrease in revenue was due to : (1) the planned strategic change to re-focus the Trenton Operation as a smaller revenue producing operation that returns to profitability, while the Cooper Project is completed; and (2) project delays or postponement of new project bid awards at the state and local government level due to political and economic climate. For the six months ended October 31, 2012, we had one customer, the Cooper Project, which comprised 22.9% of total revenue. For the six months ended October 31, 2011, we had two customers, the Cooper Project and Irwin & Leighton, Inc. (I&L), which comprised 13.3% and 12.7% of total revenue, respectively.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wireless communication segment revenue for the six months ended October 31, 2012 and 2011 was approximately $9,265,000 or 39.6% and $13,639,000 or 33.8% of total revenue, respectively. The decrease in revenue was due primarily to project delays on existing contracts and delays or postponements of new project bid awards from prior quarters at the state and local government level for public services projects, the revenue of which is expected to be recognized in future periods.

Specialty construction segment revenue for the six months ended October 31, 2012 and 2011 was approximately $1,854,000 or 7.9% and $3,744,000 or 9.3% of total revenue, respectively. The decrease in revenue was attributable to fewer projects completed in the six months ended October 31, 2012 as compared to the same period in the prior year for the China Operations.

Electrical power segment revenue for the six months ended October 31, 2012 and 2011 was approximately $12,269,000 or 52.5% and $22,989,000 or 56.9% of total revenue, respectively. The decrease in revenue was due primarily to the planned strategic change to re-focus the Trenton Operation as a smaller revenue producing operation that returns to profitability, while completing the Cooper Project. The Cooper Project accounted for 43.6% of total revenue in the electrical power segment for the six months ended October 31, 2012, compared to 23.3% in the same period in the prior period. It is not expected that similar future projects will replace the Cooper Project or other larger projects such as I&L that were completed in the prior period, therefore, it is expected that our revenue in the electrical power segment will not substantially increase in the near future.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs. Our cost of revenue was approximately $16,838,000 or 72.0% of revenue for the six months ended October 31, 2012, compared to $32,587,000 or 80.7% for the same period of the prior year. The dollar decrease in our total cost of revenue is primarily due to the corresponding decrease in revenue for the six months ended October 31, 2012. The decrease as a percentage of revenue is due to: (1) the revenue blend of project work completed during the period; (2) the current period contained a smaller percentage of lower margin work performed by the Trenton Operations, including the Cooper Project, as compared to the same period in the prior period; (3) the current period included approximately $1,486,000 of change order revenue related to the Cooper Project, the costs of which were incurred or accrued in fiscal 2012.

Wireless communication segment cost of revenue and cost of revenue as a percentage of revenue for the six months ended October 31, 2012 and 2011 was approximately $6,406,000 and 69.1% and $9,382,000 and 68.8%, respectively. The dollar decrease in our cost of revenue is due primarily to the corresponding decrease in revenue for the six months ended October 31, 2012.

Specialty construction segment cost of revenue and cost of revenue as a percentage of revenue for the six months ended October 31, 2012 and 2011 was approximately $1,147,000 and 61.9% and $2,854,000 and 76.2%, respectively. The dollar decrease in our cost of revenue is due to the corresponding decrease in revenue for the six months ended October 31, 2012 in our China Operations. The decrease as a percentage of revenue is due to the revenue blend of project work performed, and less subcontractor costs as compared to the same period in the prior year.

Electrical power segment cost of revenue and cost of revenue as a percentage of revenue for the six months ended October 31, 2012 and 2011 was approximately $9,285,000 and 75.7% and $20,351,000 and 88.5%, respectively. The dollar decrease in our cost of revenue is due to the corresponding decrease in revenue for the six months ended October 31, 2012. The decrease as a percentage of revenue is primarily due to revenue blend of project work performed during the quarter, as the current quarter included approximately $1,486, 000 of change order revenue related to the Cooper Project, the costs of which were incurred or accrued in fiscal 2012. In total, the current period contained a smaller percentage of lower margin work performed by the Trenton Operations, as compared to the same period in the prior year.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses

For the six months ended October 31, 2012, total selling, general and administrative expenses were approximately $5,948,000 or 25.4% of total revenue compared to $6,606,000, or 16.4% of revenue for the same period of the prior year. Included in selling, general and administrative expenses for the six months ended October 31, 2012 is $3,485,000 for salaries, commissions, payroll taxes and other employee benefits. The decrease of $369,000 in salaries and commissions compared to the prior period is due to lower salaries from cost reduction strategies, as well as lower commissions and bonuses. Professional fees were $586,000, which include accounting, legal and investor relation fees. The decrease of $139,000 in professional fees compared to the prior year is due primarily to lower strategic alternative costs and other reduced lower professional service fees for other services compared to the same period in the prior year. Insurance costs were $387,000 and rent for office facilities was $251,000. Automobile and other travel expenses were $617,000 and telecommunication expenses were $106,000. Other selling, general and administrative expenses totaled $515,000. For the six months ended October 31, 2012, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $2,661,000, $164,000 and $1,599,000, respectively, with the balance of approximately $1,524,000 pertaining to corporate expenses.

For the six months ended October 31, 2011, total selling, general and administrative expenses were approximately $6,606,000, or 16.4% of total revenue. Included in selling, general and administrative expenses for the six months ended October 31, 2011 is $3,854,000 for salaries, commissions, payroll taxes and other employee benefits. Professional fees were $725,000, which include accounting, legal and investor relation fees, and approximately $141,000 of incremental third party investment banking expenses in connection with pursuing strategic alternatives. Insurance costs were $446,000 and rent for office facilities was $298,000. Automobile and other travel expenses were $671,000 and telecommunication expenses were $128,000. Other selling, general and administrative expenses totaled $484,000. For the six months ended October 31, 2011, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $2,824,000, $152,000 and $2,039,000, respectively, with the balance of approximately $1,591,000 pertaining to corporate expenses.

Depreciation and Amortization

For the six months ended October 31, 2012 and 2011, depreciation was approximately $615,000 and $800,000, respectively. The net decrease in depreciation expense is due to new fixed asset additions. The amortization of customer lists and backlog for the six months ended October 31, 2012 was $66,000 as compared to $81,000 for the same period of the prior year. The decrease in amortization expense compared to October 31, 2011, was due primarily to certain customer lists and backlog being fully amortized in the prior year compared to the current year. All customer lists are amortized over a period of three to nine years from the date of their acquisitions. Backlog is amortized over a period of one to three years from the date of acquisition based on the expected completion period of the related contracts.

Change in Fair Value of Acquisition-Related Contingent Consideration

For the six months ended October 31, 2012 and 2011, the change in fair value of acquisition-related contingent consideration was approximately $0 and $84,000, respectively. The change in fair value of acquisition-related contingent consideration is due to the non-cash expense recorded in the fiscal 2012 statement of operations for the change in present value of future payments of acquisition-related contingent consideration related to the Pride acquisition. In connection with the acquisition of Pride on November 1, 2009, during fiscal 2012 we paid additional purchase price of $1,047,732 to the former Pride shareholders upon the achievement of the earnings before interest and taxes (EBIT). As a result, the settlement acquisition-related contingent consideration was completed, and no further expense was recorded.

Interest Expense and Interest Income

For the six months ended October 31, 2012 and 2011, interest expense was approximately $455,000 and $326,000, respectively. The increase in interest expense is due principally to an increase in the amortization of debt issuance costs for Sovereign compared to the same period in the prior year, offset by a decrease in the total borrowings outstanding under lines of credit with Bank of America N.A. and Sovereign over the course of the six months ended October 31, 2012 compared to the same period in the prior year. As of October 31, 2012, there was approximately $1,034,000 of borrowings outstanding under the line of credit.

For the six months ended October 31, 2012 and 2011, interest income was approximately $16,000 and $32,000, respectively. The decrease in interest earned is due principally to a decrease in interest income in our Australia Operations compared to the same period in the prior year.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes

The actual income tax rate from continuing operations for the six months ended October 31, 2012 was -12.0% compared to -71.2% for same period in the prior year. The difference was primarily due to no tax benefit being claimed for federal and state losses during the six months ended October 31, 2012.

Income (Loss) From Discontinued Operations

As a result of the sale of the assets of the Hartford and Lakewood Operations on July 25, 2012, we recorded the financial results of these operations as discontinued operations. For the six months ended October 31, 2012, we recorded an income from discontinued operations of approximately $1,112,000. Included in the income from discontinued operations are approximately $1,839,000 gain from disposal and $56,000 of expenses directly related with the sale of the assets of the Hartford and Lakewood Operations.

As a result of the sale of the assets of the Hartford and Lakewood Operations as described above, and the common stock of the St. Louis and Sarasota Operations to Multiband on September 1, 2011, we recorded the financial results of these operations as discontinued operations. For the six months ended October 31, 2011, we recorded a loss from discontinued operations of approximately $1,502,000, net of tax. Included in the loss from discontinued operations was an approximate $1,028,000 loss on disposal of the St. Louis and Sarasota Operations.

Net Income (Loss) Attributable to WPCS

The net income attributable to WPCS was approximately $500,000 for the six months ended October 31, 2012. Net income was net of Federal and state income tax provisions of approximately $62,000.

The loss attributable to WPCS was approximately $1,700,000 for the six months ended October 31, 2011. Net loss was net of Federal and state income tax provisions of approximately $58,000.

Liquidity and Capital Resources

At October 31, 2012, we had working capital of approximately $1,266,000, which consisted of current assets of approximately $15,898,000 and current liabilities of $14,632,000. This compares to a working capital deficiency of approximately $1,100,000 at April 30, 2012. The increase in working capital since the fiscal year ended April 30, 2012 is due primarily to the sale of the assets of the Hartford and Lakewood Operations on July 25, 2012. We received approximately $4.9 million in cash from the sale of these assets, and used the proceeds to repay the full amount then outstanding under the Credit Agreement.

Our cash and cash equivalents balance at October 31, 2012 of $921,000 included $479,000 of cash in our Australia Operations associated with our permanent reinvestment strategy. Subject to the working capital needs of Australia, there is approximately $837,000 of loans due from Australia that could be repaid to us in the future to help with domestic debt or working capital obligations.

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

Operating activities used approximately $986,000 in cash for the six months ended October 31, 2012. The sources of cash from operating activities total approximately $3,318,000, comprised of approximately $529,000 of net income, a $1,894,000 decrease in accounts receivable, a $63,000 decrease in costs and estimated earnings in excess of billings on uncompleted contracts, a $159,000 decrease in income taxes receivable and prepaid taxes, a $15,000 decrease in other assets, and a $658,000 increase in deferred revenue. The uses of cash from operating activities total approximately $4,304,000, comprised of an approximately $801,000 in net noncash charges, an $18,000 increase in inventory, a $156,000 increase in prepaid expenses and other current assets, a $1,753,000 decrease in accounts payable and accrued expenses, and a $1,576,000 decrease in billings in excess of costs and estimated earnings on uncompleted contracts.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our investing activities provided cash of approximately $4,324,000 for the six months ended October 31, 2012. Investing activities include total proceeds of $4,554,000 from the asset sales of the Hartford and Lakewood Operations, net of approximately $56,000 of direct transaction costs, and $290,000 of liabilities paid that were not assumed by Kavveri. The net proceeds of the asset sales were used to fully repay amounts outstanding under our line of credit with Sovereign Bank as described under financing activities. These proceeds were offset by the payment of approximately $230,000 used for acquiring property and equipment during the six months ended October 31, 2012.

Our financing activities used cash of approximately $3,187,000 for the six months ended October 31, 2012. Financing activities which used cash include repayments under the line of credit with Sovereign Bank of approximately $3,930,000, debt issuance costs paid of $57,000, repayments to joint venture partner of approximately $2,516,000 and repayments of previous loans payable and capital lease obligations of approximately $68,000. These financing uses of cash are offset by additional financing sources including a settlement of $222,000, relating to a Section 16(b) shareholder derivative lawsuit, borrowings of short term bank loan for the joint venture of $2,368,000 and other payable due from Zurich of $794,000.

Sovereign Bank Credit Agreement

On January 27, 2012, we entered into the Credit Agreement with Sovereign, which was amended May 3, 2012, and again on August 31, 2012. The Credit Agreement, as amended, provides for a revolving line of credit in an amount not to exceed $2,000,000 and letters of credit in an amount not to exceed $200,000. Pursuant to the Credit Agreement, we granted a security interest to Sovereign in all of our assets. In addition, pursuant to a collateral pledge agreement, we pledged 100% of our ownership in our Subsidiaries and 65% of our ownership in WPCS Australia Pty Ltd. Borrowings under the Credit Agreement may be used for general corporate purposes, for permitted acquisitions, for working capital and for related fees and expenses. The interest rate applicable to revolving loans under the Credit Agreement is the Prime Rate (3.25%) plus 2.00%, or 5.25%.

On May 3, 2012, we entered into the Amendment to the Credit Agreement with Sovereign. The Amendment reduced the maximum revolving line of credit in amount not to exceed $6,500,000. On August 31, 2012, we entered into the Second Amendment with Sovereign. Pursuant to the terms of the Second Amendment, we are permitted to borrow under the revolving credit line, under a Borrowing Base equal to the lesser of (i) $2,000,000 less the letter of credit amount, or (ii) the sum of (a) 80% of Eligible Accounts Receivable, minus (c) the letter of credit amount minus (d) such reserves, in such amounts and with respect to such matters, as Sovereign may deem reasonably proper and necessary from time to time at its own discretion, which is currently $500,000. As of October 31, 2012, the total amount of borrowings outstanding under the Credit Agreement was $1,034,323.

The Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and lockbox arrangements. Principal covenants include (a) Fixed Charge Coverage Ratio of not less than 1.2 to 1.0, measured as of April 30, 2012 and as of each fiscal quarter end thereafter, in each case on a trailing two (2) quarter basis; and (b) Leverage Ratio of not more than 1.75 to 1.0, measured as of each fiscal quarter end. Due to the operating losses for the quarters ended April 30, 2012 and July 31, 2012, we did not meet the Fixed Charge Coverage Ratio of 1.2 to 1.0 for the quarters ended April 30, 2012, July 31, 2012, and October 31, 2012, and the Leverage Ratio of 1.75 to 1.0 at April 30, 2012, and we are currently in default under the Credit Agreement. In connection with the Second Amendment, Sovereign reserved all of its available rights and/or remedies as a result of the defaults of the financial covenants, including the right to demand repayment of amounts outstanding or withhold or cease making credit advances under the Credit Agreement. As more fully described below, on December 5, 2012, the outstanding borrowings under the Credit Agreement were repaid in full and the Credit Agreement terminated.

Convertible Debenture Offering

On December 4, 2012, we entered into the Purchase Agreement with the Buyers pursuant to which, we sold an aggregate of (i) $4,000,000 principal amount of Notes and (ii) the Warrants to purchase 15,923,567 shares of our Common Stock, to the Buyers for aggregate Financing gross proceeds of $4,000,000. In connection with the Financing, (i) we entered into a the Registration Rights Agreement, (ii) we and our subsidiaries entered into the Security Agreement, and (iii) our subsidiaries entered into the Guaranty in favor of the collateral agent for the Buyers. The Closing Date of the Financing was December 5, 2012.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pursuant to the terms of the Notes, we agreed to deposit the initial funds received from the Financing, minus the Initial Lending Amount of $2,178,516 into the Lockbox Account controlled by the Collateral Agent, as collateral agent on behalf of the Buyers. In addition, all our accounts receivable (and of our domestic subsidiaries) shall be deposited into the Lockbox Account. We are permitted to receive from the Lockbox Account, on a daily basis, such amount of cash equal to: (A) (i) cash balance in the Lockbox Account plus (ii) 95% of available qualified accounts receivable minus (iii) $250,000 minus (B) amount of principal, accrued interest, fees, costs and expenses owed pursuant to the Notes. The Notes contain certain customary representations and warranties, affirmative and negative covenants, and events of default. The principal covenant is that we shall maintain a current ratio of not less than 0.6 to 1.0 as of the last calendar day of each month.

We used the Initial Lending Amount to repay the existing loan described above of $2,000,000, plus $78,516 of interest accrued and fees and expenses to Sovereign, which Credit Agreement was terminated in connection with the Notes, and $100,000 for Buyer legal expenses in connection with the Notes. In addition, we shall pay to the Buyers a consulting fee of not more than $5,000 per month during the term of the Notes.

The Notes will mature on the eighteen month anniversary of the Closing Date and will bear interest at the rate of 4% per annum, which will be payable quarterly in arrears and may be paid, in certain conditions, through the issuance of shares, at the our discretion.

Pursuant to the Purchase Agreement, we agreed to use our reasonable best efforts to obtain our Stockholders’ Approval at the next annual stockholder meeting of the issuance of all of the securities issuable pursuant to the Purchase Agreement. We agreed to seek to obtain Stockholder Approval by March 4, 2013. If, despite our reasonable best efforts Stockholder Approval is not obtained on or prior to March 4, 2013, we agreed to cause an additional annual stockholder meeting to be held annually at which Stockholder Approval will be sought (or if no Annual Meeting of our stockholders is held in any given year, to seek such approval at a special meeting of our stockholders in such given year) until the Stockholder Approval Date.

The Notes are initially convertible into shares of Common Stock at a Conversion Price of $0.3768 per share. The Conversion Price will be adjusted to 85% of the average of the closing bid prices for the five consecutive trading dates immediately prior to the following adjustment dates: (1) the earlier of the effective date of a registration statement or six months after closing (the First Adjustment); (2) the later of the date that is three months after the First Adjustment or one year after closing (the Second Adjustment); and (3) the Stockholder Approval Date. The Warrants are exercisable for a period of five years from the Closing Date at an Exercise Price of $0.471 per share. The Exercise Price will be subject to the same adjustments as provided in the Notes as described above.

If an event of default under the Notes occurs, upon the request of the holder of the Note, we will be required to redeem all or any portion of the Note (including all accrued and unpaid interest), in cash, at a price equal to the greater of (i) up to 125% of the amount being converted, depending on the nature of the default, and (ii) the product of (a) the number of shares of Common Stock issuable upon conversion of the Note, times (b) 125% of the highest closing sale price of the Common Stock during the period beginning on the date immediately preceding such event of default and ending on the trading day immediately prior to the trading day that the redemption price is paid by us.

We have the right, at any time after one year from the Closing Date, to redeem all, but not less than all, of the outstanding Notes, upon not less than 20 trading days nor more than 30 trading days prior written notice. The redemption price shall equal 120% of the amount of principal and interest being redeemed.

The Buyers are prohibited from converting the Notes and/or exercising the Warrants and receiving shares of our Common Stock, in the aggregate, such that the number of shares of Common Stock issued upon such conversions and/or exercises exceeds 19.9% of the issued and outstanding shares of our Common Stock as of the Closing Date, unless Stockholder Approval is obtained.

The Buyers agree to restrict their ability to convert the Notes and/or exercise the Warrants and receive shares of our Common Stock such that the number of shares of Common Stock held by the Buyer in the aggregate and its affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of our Common Stock.

Pursuant to the Registration Rights Agreement, we agreed to file a registration statement with the SEC, within 30 days following receipt of a request from a Buyer (or 45 days with respect to an underwritten offering), covering such shares of common stock issuable upon conversion of the Notes or exercise of the Warrants, as requested by the Buyers, and have such registration statement declared effective by the SEC within 90 days thereafter. We also agreed to notify the Buyers if we at any time propose to register any of our securities under the Securities Act of 1933, as amended, and of such Buyers’ right to participate in such registration.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pursuant to the Guaranty, our subsidiaries guaranteed to the collateral agent, for the benefit of the Buyers, the punctual payment, as and when due and payable, of all amounts owed by us in respect of the Purchase Agreement, the Notes and the other transaction documents executed in connection with the Purchase Agreement.

Pursuant to the Security Agreement, we and our subsidiaries granted, in favor of the collateral agent for the Buyers, a continuing security interest in all our personal property and assets, as collateral security for our and the subsidiaries under the Purchase Agreement, the Notes, the Guaranty and the other transaction documents.

Hartford and Lakewood Operations Asset Sales

On July 25, 2012, the Company and the Hartford and Lakewood Operations entered into the Asset Purchase Agreement, pursuant to which the Hartford and Lakewood Operations sold substantially all of their assets to two newly-created subsidiaries of Kavveri for a purchase price of $5.5 million in cash, subject to adjustment, and the assumption of their various liabilities. At closing, we received $4.9 million in cash, and the remaining $600,000 of the purchase price is to be placed in escrow pursuant to the Asset Purchase Agreement. We used the proceeds from this sale to repay the full amount outstanding under the Credit Agreement of $4,022,320 as of July 25, 2012. The difference of $877,680 was deposited in our operating cash account.

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

On September 4, 2012, Kavveri provided us with its calculation of the net asset valuation, and claimed that we owed them $251,868. On October 2, 2012, we provided Kavveri our calculation of the net asset valuation, and claimed Kavveri owes us $94,493. We are currently working with Kavveri to resolve the net asset valuation dispute. If the parties disagree, and we are unable to come to an agreement, the matter will then be submitted to one or more independent, nationally-recognized accounting firms for final determination.

On November 7, 2012, Kavveri submitted to us an aggregate claim for indemnification of $1,938,288 with regard to (a) delinquent receivables to be repurchased of $546,077; (b) $916,500 for accounts receivable Kavveri deems are not collectible in the ordinary course of business, and (c) $475,000 for the replacement, programming an installation of replacement radios on a project that was completed by our Hartford Operations and accepted by the customer on or prior to July 25, 2012. With regard to the delinquent receivables claimed, we are disputing the amount of the delinquent receivables, and we believe that after consideration of reserves for uncollectible accounts and other offsets previously considered in our calculation of the net asset valuation described above, the total amount of delinquent receivables to be repurchased is less, and is subject to further reduction based on additional collection of receivables by Kavveri. Furthermore, with regard to the timing in the Asset Purchase Agreement for notification to us, we believe that Kavveri missed the deadline to notify us regarding the repurchase of delinquent receivables, which would eliminate any repurchase payment owed by us to Kavveri. We believe the remaining two claims are without merit, and we are currently preparing a response to Kavveri, to dispute each of these indemnification claims. We have reflected the estimated changes in the gain/(loss) from the disposal of these operations in the three and six months ended October 31, 2012.

Short-Term Commitments with the China Operations

On August 2, 2012, the China Operations entered into a secured loan with the Bank of China (the Short Term Loan). The Short Term Loan provides for a loan in the amount of $2,404,545. The proceeds from the Short Term Loan were used to repay outstanding unsecured loans of $2,404,545 due to its joint venture partner, Taian Gas Group (TGG). The Short Term Loan has an interest rate of 8.24%, and interest is due on a quarterly basis.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of October 31, 2012, the China Operations had outstanding unsecured loans due the joint venture partner, TGG, totaling $781,268 and is due on demand and represents interest accrued and working capital loans from TGG to the China Operations in the normal course of business

Other Payable with Zurich

On July 12, 2012, we executed the Zurich Agreement with Zurich. Under the terms of the Zurich Agreement, as of October 31, 2012, Zurich advanced us $793,927 for the payment of labor and labor-related benefits to assist in completing the Cooper Project. The Cooper Project is a $15.1 million project completed by our Trenton Operations. Zurich and its affiliate F&D, as surety, have issued certain performance and payment bonds on behalf of the Owner in regard to our work on this project. We were required to repay Zurich the financial advances pursuant to the following repayment schedule: (1) $397,000 on or about August 3, 2012; and (2) the balance of $396,927 on or about September 7, 2012. As a condition precedent to the financial advance, we executed two letters held by Zurich: (1) a letter to the Owner voluntarily terminating its contract for reason of our default and assigning the contract to Zurich, and (2) a letter of direction to the Owner. The letters may be forwarded to the Owner in an Event of Default. An Event of Default under the Zurich Agreement includes: (a) our failure to make repayments to Zurich in accordance with the repayment schedule; (b) Zurich, at our request, advances more than $888,000; (c) Zurich pays any of our vendors, subcontractors, suppliers or material men pursuant to Zurich’s obligations under its payment bond or any other reason; or (d) we use any of the funds advanced by Zurich for any reason other than the payment of labor and labor benefits incurred in regard to the Cooper Project. We are in default under the Zurich Agreement as we have not repaid Zurich the $793,927. As a result, a letter of direction was sent to the Owner, requesting that all current and future amounts to be paid on the contract be assigned and paid to Zurich directly.

We are contingently liable to Zurich and its affiliate F&D under the Indemnity Agreement. Zurich and F&D, as surety, have issued certain performance and payment bonds on behalf of owners or customers regarding our work on various projects under the Indemnity Agreement. We agree to indemnify the surety for any payments made on contracts of suretyship, guaranty or indemnity. As of October 31, 2012, we have approved $4,074,814 of accounts receivable, and $5,672,038 of accounts payable to be assigned to Zurich and F&D under the Indemnity Agreement, and reclassified such amounts from consolidated accounts receivable and accounts payable, respectively, resulting in a net amount owed to Zurich and F&D under the Indemnity Agreement of $1,597,224. Including the $793,927 owed under the Zurich Agreement, the net Other Payable owed to Zurich by us is $2,391,151 as of October 31, 2012.

On November 12, 2012, we received a demand notice from Zurich for $3,298,751, regarding unpaid amounts due under the Zurich Agreement and in regard to claims asserted against Zurich under the Indemnity Agreement as described above, without consideration of any offsets for assigned accounts receivable paid or to be paid. On November 15, 2012, a payment of $2,758,588 was made by the Owner in partial payment of outstanding assigned accounts receivable amounts due. We are currently working with on a response to the demand notice, with the expected response to include directing Zurich to apply $793,927 of the November 15, 2012 payment by the Owner to repay the amounts due under the Financing Agreement, with the balance applied to partially repay amounts due under the Indemnity Agreement, and requesting forbearance on the balance of the demand notice.

To date, a total of $3,128,379 of assigned accounts receivable have been paid by our customers to Zurich, which includes the November 15, 2012 payment of $2,758,588 described above. To date, a total of $5,570,631 of assigned accounts payable has been paid by Zurich to our vendors. The remaining accounts and retention payable properly recorded at October 31, 2012, yet to be approved and to be assigned in the future under the Indemnity Agreement, is approximately $338,000, and future billings of customer accounts to be assigned to Zurich is approximately $836,000, which we expect will reduce the net Other Payable by $498,000, resulting in a final net Other Payable due Zurich of approximately $1,893,000. In addition, we have submitted a claim and request for equitable adjustment to the Owner in the amount of $3,019,813 for significant delays, disruptions and construction changes that were beyond its control and required the Company to perform additional work, and if successful in settlement of this claim, expects to use the proceeds from the claim to repay Zurich the estimated remaining balance due. There can be no assurance that we will be successful in settling with the Owner for all or a portion of the submitted claim, and there can be no assurance that Zurich and the Company will come to any agreement regarding repayment, future forbearance terms, or waiver or modification of terms under the Zurich Agreement and Indemnity Agreement, which would have a serious adverse effect on our business, operations and future prospects.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going Concern

Our failure to comply with the terms of the Zurich Agreement and Indemnity Agreement, raise substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is ultimately dependent upon our future financial performance and ability to refinance or restructure our credit facilities, which will be affected by general economic, competitive, and other factors, many of which are beyond our control. There can be no assurance that the execution of one or more of the alternatives described above to repay Zurich will be successful to ensure our continuation as a going concern.

Backlog

As of October 31, 2012, we had a backlog of unfilled orders of approximately $28.9 million compared to approximately $30.8 million at July 31, 2012. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accounts Receivable

Accounts receivable are due within contractual payment terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Credit is extended based on evaluation of a customer's financial condition. Accounts that are outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer's current ability to pay its obligation to the us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of October 31, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Except as disclosed herein, we are currently not a party to any material legal proceedings or claims.

On or about June 22, 2011, a purported shareholder of the Company filed a derivative and putative class action lawsuit in the Court of Common Pleas of Pennsylvania, Chester County against the Company and its directors.  The case is Ralph Rapozo v. WPCS International Incorporated, et al., Docket No. 11-06837.  In this action, the plaintiff sought to enjoin the proposed transaction in which Multiband would acquire all of the outstanding shares of the Company.

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

On or about June 30, 2011, a purported shareholder of the Company filed a derivative and putative class action lawsuit in the Court of Common Pleas of Pennsylvania, Chester County against the Company and its directors, by filing a Summons and Complaint.  The case is Edwin M. McKean v. WPCS International Incorporated, et al. On October 18, 2011, the McKean case was consolidated into the Rapozo vs. WPCS case.

On September 14, 2012, the Rapozo case was dismissed with prejudice.

ITEM 1A.	RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

PART II – OTHER INFORMATION

101 INS	XBRL Instance Document*

101 SCH	XBRL Taxonomy Extension Schema Document*

101 CAL	XBRL Taxonomy Calculation Linkbase Document*

101 LAB	XBRL Taxonomy Labels Linkbase Document*

101 PRE	XBRL Taxonomy Presentation Linkbase Document*

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WPCS INTERNATIONAL INCORPORATED

Date: December 17, 2012	By:	/s/ JOSEPH HEATER
Joseph Heater
Chief Financial Officer

