Form 10-Q
period 2013-01-31
WPCS INTERNATIONAL INC
filed 2013-03-18
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended January 31, 2013

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

As of March 14, 2013, there were 6,954,766 shares of registrant’s common stock outstanding.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

		Condensed consolidated balance sheets at January 31, 2013 (unaudited) and April 30, 2012	3-4

		Condensed consolidated statements of operations for the three and nine months ended January 31, 2013 and 2012 (unaudited)	5

		Condensed consolidated statements of comprehensive income for the three and nine months ended January 31, 2013 and 2012 (unaudited)	6

		Condensed consolidated statement of equity for the nine months ended January 31, 2013 (unaudited)	7

		Condensed consolidated statements of cash flows for the nine months ended January 31, 2013 and 2012 (unaudited)	8-9

		Notes to unaudited condensed consolidated financial statements	10-27

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-47

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	48

	ITEM 4.	Controls and Procedures	49

PART II.	OTHER INFORMATION

	ITEM 1	Legal Proceedings	50
	ITEM 1A	Risk Factors	50
	ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	50
	ITEM 3	Defaults Upon Senior Securities	50
	ITEM 4	Mine Safety Disclosures	50
	ITEM 5	Other Information	50
	ITEM 6	Exhibits	50

	SIGNATURES		51

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
	2013	2012
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$2,136,045	$811,283
Restricted cash	926,389	-
Accounts receivable, net of allowance of $1,635,761 and $1,794,729 at January 31, 2013 and April 30, 2012, respectively	10,903,997	22,343,304
Costs and estimated earnings in excess of billings on uncompleted contracts	1,019,220	1,340,379
Deferred contract costs	1,888,839	1,816,116
Inventory	-	1,475,266
Prepaid expenses and other current assets	481,262	326,075
Prepaid income taxes	48,280	137,279
Deferred tax assets	527,268	307,550
Total current assets	17,931,300	28,557,252

PROPERTY AND EQUIPMENT, net	3,411,853	4,309,450

OTHER INTANGIBLE ASSETS, net	285,073	382,852

GOODWILL	1,946,501	1,930,826

DEFERRED TAX ASSETS	258,537	243,999

OTHER ASSETS	271,800	371,020

Total assets	$24,105,064	$35,795,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	January 31,	April 30,
	2013	2012
	(Unaudited)	(Note 1)
LIABILITIES AND EQUITY

CURRENT LIABILITIES:

Current portion of loans payable	$37,655	$143,514
Borrowings under line of credit	-	4,964,140
Senior secured convertible notes, net of debt discount	444,444	-
Derivative liability - senior secured convertible note	3,001,306	-
Current portion of capital lease obligations	-	15,465
Accounts payable and accrued expenses	4,824,341	16,669,621
Billings in excess of costs and estimated earnings on uncompleted contracts	1,687,438	3,594,193
Deferred revenue	762,442	790,270
Due joint venture partner	959,864	3,314,708
Other payable	2,287,621	-
Short-term bank loan	2,410,755	-
Income taxes payable	168,598	194,963
Total current liabilities	16,584,464	29,686,874

Loans payable, net of current portion	95,207	223,561
Derivative liability - warrants	1,945,284	-
Total liabilities	18,624,955	29,910,435

COMMITMENTS AND CONTINGENCIES

WPCS EQUITY:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued	-	-
Common stock - $0.0001 par value, 25,000,000 shares authorized, 6,954,766 shares issued and outstanding at January 31, 2013 and April 30, 2012	695	695
Additional paid-in capital	50,834,577	50,477,543
Accumulated deficit	(47,867,645)	(47,143,662)
Accumulated other comprehensive income on foreign currency translation	1,468,686	1,433,066

Total WPCS equity	4,436,313	4,767,642

Noncontrolling interest	1,043,796	1,117,322

Total equity	5,480,109	5,884,964

Total liabilities and equity	$24,105,064	$35,795,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
		(Note 1)		(Note 1)
REVENUE	$9,515,276	$13,122,319	$32,901,854	$53,493,243

COSTS AND EXPENSES:
Cost of revenue	6,604,565	14,709,969	23,442,850	47,296,559
Selling, general and administrative expenses	2,383,000	3,805,937	8,330,905	10,412,429
Depreciation and amortization	323,275	455,501	1,005,055	1,336,544
Change in fair value of acquisition-related contingent consideration	-	-	-	83,628

	9,310,840	18,971,407	32,778,810	59,129,160

OPERATING INCOME (LOSS)	204,436	(5,849,088)	123,044	(5,635,917)

OTHER EXPENSE (INCOME):
Interest expense	874,805	254,647	1,330,055	580,576
Change in fair value of derivative liabilities	702,574	-	702,574	-
Interest income	(2,111)	(27,409)	(18,070)	(59,378)

Loss from continuing operations before income tax (benefit) provision	(1,370,832)	(6,076,326)	(1,891,515)	(6,157,115)

Income tax (benefit) provision	(181,818)	2,606,559	(119,561)	2,664,063

LOSS FROM CONTINUING OPERATIONS	(1,189,014)	(8,682,885)	(1,771,954)	(8,821,178)

Discontinued operations
Income (loss) from operations of discontinued operations, net of tax (benefit) of ($31,913), $1,954,051, $110,518 and $1,837,728, respectively	31,913	(1,599,614)	(695,646)	(2,073,629)
(Loss) gain from disposal	(12,880)	-	1,826,539	(1,027,637)

Income (loss) from discontinued operations	19,033	(1,599,614)	1,130,893	(3,101,266)

CONSOLIDATED NET LOSS	(1,169,981)	(10,282,499)	(641,061)	(11,922,444)

Net income attributable to noncontrolling interest	54,317	36,500	82,922	96,560

NET LOSS ATTRIBUTABLE TO WPCS	$(1,224,298)	$(10,318,999)	$(723,983)	$(12,019,004)

Basic and diluted net loss per common share attributable to WPCS:
Loss from continuing operations attributable to WPCS	$(0.18)	$(1.25)	$(0.26)	$(1.28)
Income (loss) from discontinued operations attributable to WPCS	$0.00	$(0.23)	$0.16	$(0.45)
Basic and diluted net loss per common share attributable to WPCS	$(0.18)	$(1.48)	$(0.10)	$(1.73)

Basic and diluted weighted average number of common shares outstanding	6,954,766	6,954,766	6,954,766	6,954,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Consolidated net loss	$(1,169,981)	$(10,282,499)	$(641,061)	$(11,922,444)
Other comprehensive income (loss) - foreign currency translation adjustments, net of tax effects of $0, $8,187, $0 and $27,065, respectively	36,864	46,730	46,018	(92,893)
Comprehensive loss	(1,133,117)	(10,235,769)	(595,043)	(12,015,337)

Comprehensive income attributable to noncontrolling interest	57,321	42,857	93,320	117,576
Comprehensive loss attributable to WPCS	$(1,190,438)	$(10,278,626)	$(688,363)	$(12,132,913)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

NINE MONTHS ENDED JANUARY 31, 2013

(Unaudited)

							Accumulated
					Additional		Other Compre-		Non-
	Preferred Stock		Common Stock		Paid-In	Accumulated	hensive Income,	WPCS	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	net of taxes	Equity	Interest	Equity

BALANCE, May 1, 2012	-	$-	6,954,766	$695	$50,477,543	($47,143,662)	$1,433,066	$4,767,642	$1,117,322	$5,884,964

Stock-based compensation	-	-	-	-	102,673	-	-	102,673	-	102,673

Section 16(b) settlement	-	-	-	-	254,361	-	-	254,361	-	254,361

Dividend distributions	-	-	-	-	-	-	-	-	(166,846)	(166,846)

Other comprehensive income	-	-	-	-	-	-	35,620	35,620	10,398	46,018

Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	82,922	82,922

Net loss attributable to WPCS	-	-	-	-	-	(723,983)	-	(723,983)	-	(723,983)

BALANCE, January 31, 2013	-	$-	6,954,766	$695	$50,834,577	($47,867,645)	$1,468,686	$4,436,313	$1,043,796	$5,480,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	January 31,
	2013	2012
OPERATING ACTIVITIES:
Consolidated net loss	$(641,061)	$(11,922,444)
Adjustments to reconcile consolidated net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,106,806	1,760,872
(Gain) loss from disposition of operations	(1,826,539)	1,027,637
Amortization of notes discount	688,460	-
Change in the fair value of derivative liabilities	702,574	-
Stock-based compensation	102,673	59,413
Provision for doubtful accounts	(15,226)	575,418
Amortization of debt issuance costs	399,335	-
Change in the fair value of acquisition-related contingent consideration	-	83,628
(Gain) loss on sale of fixed assets	(31,294)	21,517
Deferred income taxes	(229,896)	4,465,111
Changes in operating assets and liabilities, net of effects of acquisitions:
Restricted cash	(926,389)	-
Accounts receivable	1,377,734	(1,666,320)
Costs and estimated earnings in excess of billings on uncompleted contracts	142,359	1,585,824
Deferred contract costs	(72,723)	-
Inventory	(18,376)	660,669
Prepaid expenses and other current assets	(329,484)	(458,182)
Income taxes receivable	(24,002)	1,113,802
Prepaid taxes	40,237	(78,514)
Other assets	(113,403)	172,385
Accounts payable and accrued expenses	(1,857,462)	2,906,785
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,869,180)	1,237,318
Deferred revenue	661,564	103,313
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(2,733,293)	$1,648,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Nine Months Ended
	January 31,
	2013	2012

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	$(249,093)	$(387,033)
Acquisition of businesses, net of cash received	-	(1,047,732)
Proceeds from sale of operations, net of transaction costs	4,547,049	1,701,062
NET CASH PROVIDED BY INVESTING ACTIVITIES	4,297,956	266,297

FINANCING ACTIVITIES:
Net proceeds from Section 16(b) settlement	222,413	-
Debt issuance costs	(230,794)	(667,232)
Borrowings under lines of credit	-	3,103,830
Repayments under lines of credit	(4,964,140)	(7,000,000)
Proceeds from senior secured convertible notes	4,000,000	-
Repayments under loans payable, net	(66,537)	(10,176)
Repayments to joint venture partner, net	(2,355,526)	(411,399)
Repayments of capital lease obligations	(15,465)	(43,783)
Borrowings under short-term bank loan	2,380,605	-
Borrowings under other payable	793,927	-
NET CASH USED IN FINANCING ACTIVITIES	(235,517)	(5,028,760)

Effect of exchange rate changes on cash	(4,384)	(18,251)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,324,762	(3,132,482)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	811,283	4,879,106
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$2,136,045	$1,746,624

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q of Article 10 of Regulation S-X and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2012 included in the Company’s Annual Report on Form 10-K. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of condensed consolidated financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine month periods ended January 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2013. The amounts for the April 30, 2012 balance sheet have been extracted from the audited consolidated financial statements included in Form 10-K for the year ended April 30, 2012.

The Company provides design-build engineering services that focus on the implementation requirements of communications infrastructure. The Company provides its engineering capabilities including wireless communication, specialty construction and electrical power to the public services, healthcare, energy and corporate enterprise markets worldwide.

On September 1, 2011, the Company sold its wholly-owned subsidiaries, WPCS International - St. Louis, Inc. (St. Louis Operations) and WPCS International - Sarasota, Inc. (Sarasota Operations). On July 25, 2012, the Company sold substantially all of the assets of its wholly-owned subsidiaries, WPCS International - Hartford, Inc. (Hartford Operations) and WPCS International - Lakewood, Inc. (Lakewood Operations). As a result, these condensed consolidated financial statements reflect the results of these four operations as discontinued operations for all periods presented, including certain reclassifications to prior year financial statements to present discontinued operations.

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

As further described in Note 4, “Senior Secured Convertible Notes”, on December 4, 2012, the Company entered into a Securities Purchase Agreement (the Purchase Agreement) with six accredited investors (the Buyers) pursuant to which, the Company sold an aggregate of (i) $4,000,000 principal amount of senior secured convertible notes (the Notes) and (ii) warrants (the Warrants) to purchase 15,923,567 shares of the Company's common stock (Common Stock), to the Buyers for aggregate gross proceeds of $4,000,000 (the Financing). The closing of the Financing was completed on December 5, 2012 (the Closing Date).

Pursuant to the terms of the Notes, the Company agreed to deposit the initial funds received from the Financing, minus $2,178,516, the (Initial Lending Amount) into an account (the Lockbox Account) controlled by Worldwide Stock Transfer, LLC (the Collateral Agent), as collateral agent on behalf of the Buyers. In addition, all payments of accounts receivable of the Company (and its domestic subsidiaries) shall be deposited into the Lockbox Account. The Company is permitted to receive from the Lockbox Account, on a daily basis, such amount of cash equal to: (A) (i) cash balance in the Lockbox Account plus (ii) 95% of available qualified accounts receivable minus (iii) $250,000 minus (B) amount of principal, accrued interest, fees, costs and expenses owed pursuant to the Notes.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As further described in Note 5, “Other Debt”, on January 27, 2012, WPCS and its United States-based subsidiaries Suisun City Operations, Seattle Operations, Portland Operations, Hartford Operations, Lakewood Operations, and Trenton Operations (collectively, the Subsidiaries), entered into a loan and security agreement (the Credit Agreement) with Sovereign Bank, N.A. (Sovereign). The Company used the Initial Lending Amount to repay the existing loan of $2,000,000, plus $78,516 of interest accrued and fees and expenses to Sovereign, which Credit Agreement was terminated in connection with the Financing, and $100,000 for Buyer legal fees in connection with the Notes.

As more fully described in Note 12, “Commitments and Contingencies,” on July 12, 2012, the Company executed the Surety Financing and Confession of Judgment Agreement (the Zurich Agreement) with Zurich American Insurance Company (Zurich), to assist in the completion of the project contract with the Camden County Improvement Authority for work at the Cooper Medical Center in New Jersey (the Owner or Cooper Project). The Company is not in compliance with the terms of the Zurich Agreement. As a result of the Company’s noncompliance, the Company instructed the Owner to make at all current and future payments directly to Zurich. In addition, the Company is contingently liable to Zurich and its affiliate Fidelity and Deposit Company of Maryland (F&D) under a general indemnity agreement (the Indemnity Agreement). Zurich and F&D, as surety, have issued certain performance and payment bonds on behalf of owners or customers regarding the Company’s work on various projects under the Indemnity Agreement. As of January 31, 2013, $4,369,765 of accounts receivable, and $5,863,459 of accounts payable have been approved by the Company and assigned to Zurich and F&D under the Indemnity Agreement, and reclassified from consolidated accounts receivable and accounts payable, respectively, resulting in a net amount owed to Zurich and F&D under the Indemnity Agreement of $1,493,694. Including the $793,927 owed under the Zurich Agreement, the net Other Payable owed to Zurich is $2,287,621 as of January 31, 2013. The Company is currently in negotiations with Zurich in regards to a forbearance agreement for the repayment of the final Other Payable due Zurich.

Upon final settlement with Zurich, including assignment of future billings from customers and assignment of remaining accounts payable recorded at January 31, 2013, the Company estimates that the final net Other Payable due Zurich is approximately $1,697,000. In addition, the Company submitted a revised claim and request for equitable adjustment to the Owner in the amount of $2,421,425 for significant delays, disruptions and construction changes that were beyond its control and required the Company to perform additional work. The Company is currently in negotiations with the Owner to settle the claim, and if it successful in settlement of this claim, the Company expects to use the proceeds from the claim to repay Zurich the estimated remaining balance due.

At January 31, 2013, the Company had cash and cash equivalents of $2,136,045 and working capital of $1,346,836, which consisted of current assets of $17,931,300 and current liabilities of $16,584,464. However, the Company’s outstanding obligations under the Zurich Agreement and Indemnity Agreement raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company will be successful in settling with the Owner for all or a portion of the submitted claim, and there can be no assurance that the Company and Zurich will come to any agreement regarding repayment, future forbearance terms, or waiver or modification of terms under the Zurich Agreement and Indemnity Agreement, which would have a serious adverse effect on the Company’s business, operations and future prospects.

The Company's continuation as a going concern is ultimately dependent upon its ability to settle with Zurich regarding repayment or forbearance under the Zurich Agreement and Indemnity Agreement, the settlement of the claim with the Owner, and future financial performance which will be affected by general economic, competitive, and other factors, many of which are beyond the Company's control. The report of our independent registered public accounting firm for the year ended April 30, 2012 contained an emphasis paragraph indicating there is substantial doubt concerning our ability to continue as a going concern.

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

Restricted Cash

In connection with the terms of the Notes, the initial funds received from the Financing, less the Initial Lending Amount was deposited into a Lockbox Account controlled by the Collateral Agent. In additional, all payments of accounts receivable of the Company (and its domestic subsidiaries) are deposited into the Lockbox Account. The Company is permitted to receive from the Lockbox Account on a daily basis, such cash equal to (A) (i) the cash balance in the Lockbox Account plus (ii) 95% of the available qualified accounts receivable, less (iii) $250,000, minus (B) the amount of principal, accrued interest and costs and expenses owed pursuant to the Notes. At any given time, the Company considers the cash held in the Lockbox Account that it is not yet permitted to draw down based on the calculation above, to be restricted cash. Restricted cash is classified as a current asset, consistent with the classification of the Notes as a current liability.

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

Derivative Instruments

The Company’s derivative liabilities are related to embedded conversion features of the Notes and the common stock Warrants issued in connection with the Purchase Agreement. For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in fair value recognized in earnings each reporting period. The Company uses the binomial lattice model to value the derivative instruments at inception and subsequent valuation dates and the value is re-assessed at the end of each reporting period, in accordance with Accounting Standards Codification (ASC) 815. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Fair Value of Financial Instruments

The Company’s material financial instruments at January 31, 2013 and for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, account payable, Notes, common stock Warrants and loans payable. The fair values of cash and cash equivalents, accounts receivable, and account payable are equal to their carrying value because of their liquidity and short-term maturity. The fair values of the Notes and common stock Warrants are accounted for in accordance with ASC 815. Management believes that the fair values of the loans payable do not differ materially from their aggregate carrying values in that substantially all the obligations bear variable interest rates that are based on market rates or interest rates that are periodically adjustable to rates that are based on market rates.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company determines the fair value of the reporting units for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. The Company performs its annual impairment test at April 30 absent any interim impairment indicators. Significant adverse changes in general economic conditions could impact the Company's valuation of its reporting units. Based on a combination of factors that incurred in the third quarter ended January 31, 2013, including current operating results and economic climate in the Company’s Pride operations, management concluded that these events were interim goodwill impairment indicators that required further analysis. Accordingly, the Company performed a step one test of the carrying value of approximately $1.9 million of goodwill for Pride, using Level 3 measurement as defined in the ASC, based on inputs not observable in the market, using a discount cash flow valuation technique which included a discount rate of 17%, future and short-term and long-term revenue growth rates of 2%, gross margin of 30%, and selling, general and administrative expenses ranging from 23% to 27% of revenue. Based on the step one test, the Company concluded that the implied fair value of Pride was 3% in excess of its carrying value and, as a result, there was no goodwill impairment for the period ended January 31, 2013.

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

Changes in goodwill consist of the following during the nine months ended January 31, 2013 and 2012:

	January 31, 2013	January 31, 2012

Beginning balance, May 1, 2012 and 2011	$1,930,826	$2,044,856

Foreign currency translation adjustments	15,675	(56,670)

Ending balance, January 31, 2013 and 2012	$1,946,501	$1,988,186

Other intangible assets consist of the following at January 31, 2013 and April 30, 2012:

	Estimated useful life	January 31,	April 30,
	(years)	2013	2012

Customer list	3-9	$1,978,228	$2,961,799
Less accumulated amortization		(1,693,155)	(2,579,895)
		285,073	381,904

Contract backlog	1-3	1,036,786	1,034,787
Less accumulated amortization		(1,036,786)	(1,033,839)
		-	948

Totals		$285,073	$382,852

Amortization expense of other intangible assets for the nine months ended January 31, 2013 and 2012 was $99,572 and $119,794, respectively. There are no expected residual values related to these intangible assets.

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

The Company has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. Cost estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated cost to complete projects, which determines the project’s percent complete, must be made and used in connection with the revenue recognized in the accounting period. Current estimates may be revised as additional information becomes available. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated. For the nine months ended January 31, 2013 and 2012, the Company has provided aggregate loss provisions of $46,485 and $1,015,465 related to anticipated losses on long-term contracts.

The length of the Company’s contracts varies. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets as they will be liquidated in the normal course of contract completion, although this may require more than one year.

The Company records revenue and profit from short-term contracts for the China Operations under the completed contract method, whereby income is recognized only when a contract is completed or substantially completed. Accordingly, during the period of performance, billings and costs are accumulated on the balance sheet, but no revenue or income is recorded before completion or substantial completion of the work.  The Company’s decision is based on the short-term nature of the work performed. As of January 31, 2013 and April 30, 2012, the deferred contract costs were $1,888,839 and $1,816,116, respectively, and the deferred revenue was $762,442 and $291,336, respectively.

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

On a periodic basis, the Company evaluates its ability to realize its deferred tax assets net of its deferred tax liabilities and adjusts such amounts in light of changing facts and circumstances, including but not limited to the level of past and future taxable income, and the current and future expected utilization of tax benefit carryforwards. The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is required to reduce the net deferred tax assets to the amount that is more likely than not to be realized in future periods.  The Company considers past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. The Company’s forecast of expected future taxable income is based over such future periods that it believes can be reasonably estimated.  Based on its analysis as of January 31, 2013, the Company continues to provide a full valuation allowance on its U.S. Federal and state deferred tax assets.  The Company will continue to evaluate the realization of its deferred tax assets and liabilities on a periodic basis, and will adjust such amounts in light of changing facts and circumstances.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company performed a review for uncertainty in income tax positions in accordance with authoritative guidance. This review did not result in the recognition of any material unrecognized tax benefits as of January 31, 2013 and 2012. Management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. For the nine months ended January 31, 2013 and 2012, the Company recognized no interest or penalties. The statute of limitations for the Company's U.S. Federal, state and foreign income tax returns prior to fiscal years 2008 are closed.

Net Loss Per Common Share

Basic and diluted net loss per common share is computed as net loss from continuing operations divided by the weighted average number of common shares outstanding for the period. The table below presents the computation of basic and diluted net loss per common share from continuing operations for the three and nine months ended January 31, 2013 and 2012, respectively:

Basic and diluted net loss per share from continuing operations computation

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Numerator:

Net loss attributable to WPCS	$(1,243,331)	$(8,719,385)	$(1,854,876)	$(8,917,738)

Denominator:

Basic and diluted weighted average shares outstanding	6,954,766	6,954,766	6,954,766	6,954,766

Basic and diluted net loss per common share attributable to WPCS	$(0.18)	$(1.25)	$(0.26)	$(1.28)

At January 31, 2013 and 2012, the Company had 802,200 and 245,136 outstanding stock options, respectively. As of January 31, 2013 the Company issued $4,000,000 of Notes which were convertible into 10,615,711 shares of the Company’s common stock, at a Conversion Price of $0.3768 per share, and issued Warrants to purchase 15,923,567 shares of the Company’s common stock.

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s loss from continuing operations.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Common stock equivalents:
Stock options	802,200	245,136	802,200	245,136
Conversion of Notes	10,615,711	-	10,615,711	-
Stock warrants	15,923,567	-	15,923,567	-

Totals	27,341,478	245,136	27,341,478	245,136

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interest

Noncontrolling interest for the three and nine months ended January 31, 2013 and 2012 consists of the following:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Balance, beginning of period	$1,153,321	$1,113,147	$1,117,322	$1,038,428

Distributions to noncontrolling interest	(166,846)	-	(166,846)	-

Net income attributable to noncontrolling interest	54,317	36,500	82,922	96,560

Other comprehensive income attributable to noncontrolling interest	3,004	6,357	10,398	21,016

Balance, end of period	$1,043,796	$1,156,004	$1,043,796	$1,156,004

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

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11 (ASU 2011-11), Disclosures about Offsetting Assets and Liabilities where entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. These disclosures assist users of financial statements in evaluating the effect or potential effect of netting arrangements on a company’s financial position. The Company is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013 (May 1, 2013 for the Company). The Company does not expect the provisions of ASU 2011-11 to have a material impact on its consolidated financial statements.

NOTE 3 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Costs and estimated earnings on uncompleted contracts consist of the following at January 31, 2013 and April 30, 2012:

	January 31, 2013	April 30, 2012

Costs incurred on uncompleted contracts	$75,637,034	$76,682,610
Provision for loss on uncompleted contracts	(46,485)	(1,886,896)
Estimated contract profit	796,670	2,242,232
	76,387,219	77,037,946
Less: billings to date	77,055,437	79,291,760
Total	$(668,218)	$(2,253,814)

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,019,220	$1,340,379
Billings in excess of cost and estimated earnings on uncompleted contracts	1,687,438	3,594,193
Total	$(668,218)	$(2,253,814)

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which circumstances requiring the revisions become known. During the three and nine months ended January 31, 2013, the effect of such revisions in estimated contract profits resulted in an increase to gross profits of approximately $349,000 (approximately $0.05 per common share) and $1,679,000 (approximately $0.24 per common share). The increase in gross profit includes approved change orders received on one project in the Trenton Operations of approximately $1,486,000 for the nine months ended January 31, 2013.

During the three and nine months ended January 31, 2012, the effect of such revisions in estimated contract profits on projects currently in progress resulted in a decrease to gross profits of approximately $4,785,000 (approximately $0.69 per common share) and $3,108,000 (approximately $0.45 per common share), respectively, from that which would have been reported had the revised estimates been used as the basis of recognition for contract profits in prior periods. This decrease in gross profit includes a provision of $1,015,465 for the total loss anticipated on certain long term contracts as the revisions to such estimates indicated a loss. The primary reason for the decrease in the gross profit is due to significant adjustments to expected profits on three projects in the Trenton Operations during the three months ended January 31, 2012. The estimates and related costs incurred for these three projects increased significantly this quarter while the Company continues to complete these projects. The cumulative reduction in the Trenton Operations profit on these three projects was approximately $5 million, the impact of which was recorded in the third quarter ended January 31, 2012.

Although management believes it has established adequate procedures for estimating costs to complete open contracts, additional costs could occur on contracts prior to completion.

NOTE 4 – SENIOR SECURED CONVERTIBLE NOTES

On December 4, 2012, the Company entered into the Purchase Agreement with the Buyers pursuant to which, the Company sold an aggregate of (i) $4,000,000 principal amount of Notes and (ii) Warrants to purchase 15,923,567 shares of the Company's Common Stock, to the Buyers for aggregate gross Financing proceeds of $4,000,000. In connection with the Financing, (i) the Company entered into a registration rights agreement with the Buyers (the Registration Rights Agreement), (ii) the Company and its subsidiaries entered into a security and pledge agreement in favor of the collateral agent for the Buyers (the Security Agreement), and (iii) subsidiaries of the Company entered into a guaranty in favor of the collateral agent for the Buyers (the Guaranty). The Closing Date of the Financing was December 5, 2012.

Pursuant to the terms of the Notes, the Company deposited the initial funds received from the Financing, minus the Initial Lending Amount of $2,178,516 into the Lockbox Account controlled by the Collateral Agent, as collateral agent on behalf of the Buyers. In addition, all payments of accounts receivable of the Company (and its domestic subsidiaries) shall be deposited into the Lockbox Account. The Company is permitted to receive from the Lockbox Account, on a daily basis, such amount of cash equal to: (A) (i) cash balance in the Lockbox Account plus (ii) 95% of available qualified accounts receivable minus (iii) $250,000 minus (B) amount of principal, accrued interest, fees, costs and expenses owed pursuant to the Notes. The Notes contain certain customary representations and warranties, affirmative and negative covenants, and events of default. The principal covenant is that the Company shall maintain a current ratio of not less than 0.6 to 1.0 as of the last calendar day of each month. As of January 31, 2013, the Company is in compliance with the covenants.

The Company used the Initial Lending Amount to repay the existing loan of $2,000,000, plus $78,516 of interest accrued and fees and expenses to Sovereign, and $100,000 for Buyer legal fees in connection with the Notes. In addition, the Company shall pay to the Buyers a consulting fee of not more than $5,000 per month during the term of the Convertible Notes to a business consultant reasonably acceptable to the Buyers.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Notes will mature on June 5, 2014 and bear interest at 4% per annum, which will be payable quarterly in arrears and may be paid, in certain conditions, through the issuance of shares, at the discretion of the Buyers.

Pursuant to the Purchase Agreement, the Company agreed to use its reasonable best efforts to obtain its stockholders’ approval at the next annual stockholder meeting of the issuance of all of the securities issuable pursuant to the Purchase Agreement (Stockholder Approval). Prior to Stockholder Approval, the Buyers were prohibited from converting the Notes and/or exercising the Warrants and receiving shares of the Company’s Common Stock, in the aggregate, such that the number of shares of Common Stock issued upon such conversions and/or exercises exceeds 19.9% of the issued and outstanding shares of the Company’s Common Stock as of the Closing Date.

The Company obtained Stockholder Approval on February 28, 2013. In addition, the Company obtained stockholders’ approval to increase the Company’s authorized shares of common stock from 25,000,000 to 100,000,000. As a result of the Stockholder Approval, the Company expects to have sufficient common stock to fulfill its conversion obligations under the Purchase Agreement, and the Buyers are permitted to convert the Notes and/or exercise the Warrants in excess of 19.9% of the issued and outstanding shares of the Company’s Common Stock at a price that is less than the greater of book or market value.

The Notes were initially convertible into shares of Common Stock at a conversion price of $0.3768 per share (the Conversion Price). As of January 31, 2013, there was no conversion of the Notes into shares of Common Stock. The Conversion Price will be adjusted to 85% of the average of the closing bid prices for the five consecutive trading dates immediately prior to the following adjustment dates: (1) the earlier of the effective date of a registration statement or six months after closing (the First Adjustment); (2) the later of the date that is three months after the First Adjustment or one year after closing (the Second Adjustment); and (3) on the Stockholder Approval Date. As a result of Stockholder Approval on February 28, 2013, the Conversion Price has been adjusted to $0.3077 per share. The Warrants are exercisable for a period of five years from the Closing Date at an initial exercise price of $0.471 per share (the “Exercise Price”). The Exercise Price are subject to the same adjustments as provided in the Notes as described above and, as a result, the Exercise Price has been adjusted to $0.3077 per share effective February 28, 2013.

If an event of default under the Notes occurs, upon the request of the holder of the Note, the Company will be required to redeem all or any portion of the Notes (including all accrued and unpaid interest), in cash, at a price equal to the greater of (i) up to 125% of the amount being converted, depending on the nature of the default, and (ii) the product of (a) the number of shares of Common Stock issuable upon conversion of the Notes, times (b) 125% of the highest closing sale price of the Common Stock during the period beginning on the date immediately preceding such event of default and ending on the trading day immediately prior to the trading day that the redemption price is paid by the Company.

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

Pursuant to the Security Agreement, the Company and its subsidiaries granted, in favor of the collateral agent for the Buyers, a continuing security interest in all personal property and assets of the Company and its subsidiaries, as collateral security for the obligations of the Company and its subsidiaries under the Purchase Agreement, the Notes, the Guaranty and the other transaction documents.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Notes at January 31, 2013 is as follows:

January 31, 2013
Senior secured convertible Notes, interest at 4% per annum to maturity June 5, 2014	$4,000,000
Debt discount - attributable to Notes and Warrants, net of accumulated amortization of $444,444 and $0 at January 31, 2013 and April 30, 2012, respectively.	(3,555,556)
Total	444,444
Less: current portion	(444,444)
Total long-term portion	$-

As described in further detail in Note 6, “Derivative Liabilities”, the Company determined the fair value of the embedded derivatives and Warrants and recorded them as a discount to the Notes and as a derivative liability. The Company amortized the fair value of the senior secured convertible notes and recorded non-cash interest expense in the amount of $444,444, for the three and nine months ended January 31, 2013. Upon conversion of the Notes to Common Stock, any remaining unamortized discount is charged to financing expense.

In addition, the Company also recognized initial non-cash interest expense of approximately $244,000 for the excess in the fair value of the derivatives related to the embedded conversion features of the Notes and fair value of the derivatives related to the Warrants over the Note amount as of the Closing Date.

NOTE 5 – OTHER DEBT

Lines of Credit

On January 27, 2012, the Company and its subsidiaries entered into the Credit Agreement with Sovereign, which was amended May 3, 2012, and again on August 31, 2012. The Credit Agreement, as amended, provided for a revolving line of credit in an amount not to exceed $2,000,000 and letters of credit in an amount not to exceed $200,000. On December 5, 2012, the outstanding borrowings under the Credit Agreement were repaid and the Credit Agreement terminated in connection with the Purchase Agreement described above.

Short-term Term Loan

On August 2, 2012, the China Operations entered into a loan with the Bank of China (the Short-Term Loan). The Short-Term Loan provides for a loan in the amount of $2,410,755. The proceeds from the Short-Term Loan were used to repay outstanding unsecured loans of $2,404,545 due to its joint venture partner, Taian Gas Group (TGG). The Short-Term Loan has an interest rate of 8.24%, and interest is due on a quarterly basis. The Short-Term Loan matures on August 3, 2013, and is guaranteed by TGG.

Due Joint Venture Partner

As of January 31, 2013, the China Operations had outstanding unsecured loans due the joint venture partner, TGG, totaling $959,864 due on demand and represents interest accrued and working capital loans from TGG to the China Operations in the normal course of business.

Loans Payable

The Company’s long-term debt also consists of notes issued by the Company or assumed in acquisitions related to working capital funding and the purchase of property and equipment in the ordinary course of business. At January 31, 2013, loans payable and capital lease obligations totaled $132,862 with interest rates ranging from 0% to 12.7%.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – DERIVATIVE LIABILITIES

Senior secured convertible notes- embedded conversion features

The Notes meet the definition of a hybrid instrument, as defined in ASC 815. The hybrid instrument is comprised of i) a debt instrument, as the host contract and ii) an option to convert the debentures into common stock of the Company, as an embedded derivative. The embedded derivatives derive their value based on the underlying fair value of the Company’s common stock. The embedded derivatives are not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with these derivatives are based on the common stock fair value.

The Company determines the fair value of the embedded derivatives and records them as a discount to the Notes and a derivative liability. The Company has recognized a derivative liability of $3,001,306 at January 31, 2013. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying statements of operations. There was a loss of $385,445 recognized for the three and nine months ended January 31, 2013.

The Company estimated the fair value of the embedded derivatives using a binomial lattice model with the following assumptions: conversion price between $0.3768 to $0.57 per share according to the agreements; risk free interest rate of 0.25%; expected life of 1.5 years; expected dividend of zero; a volatility factor of 79% to 84%; and a volume weighted average common stock price of $0.45 per share, as of January 31, 2013. The expected lives of the instruments are equal to underlying term of the senior secured convertible notes. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related conversion option. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.

Common stock warrants

The Company determines the fair value of the Warrants issued in connection with the issuance of the Notes under the Purchase Agreement as a derivative liability and records them as a discount to the Notes. The Company has recognized a derivative liability of $1,945,284 at January 31, 2013. Accordingly, changes in the fair value of this derivative are immediately recognized in earnings and classified as a gain or loss on the derivative financial instrument in the accompanying statements of operations. There was a loss of $317,129 recognized for the three and nine months ended January 31, 2013.

The Company estimated the fair value of the warrant derivative using a binomial lattice model with the following assumptions: conversion price of $0.471 per share according to the agreements; risk free interest rate of 0.63%; expected life of 5 years; expected dividend of zero; a volatility factor of 64% to 68%; and a volume weighted average common stock price of $0.45 per share, as of January 31, 2013. The expected lives of the instruments are equal to the contractual term of the Warrants. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related warrants. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.

NOTE 7 - FAIR VALUE MEASUREMENTS

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of January 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in				Total Increase (Reduction)
	Active Markets for	Significant Other	Significant		in Fair Value
Balance Sheet	Identical Assets or	Observable Inputs	Unobservable	January 31, 2013	Recorded at
Location	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total	January 31, 2013
Liabilities:
Derivative liability - Notes	$-	$-	$3,001,306	$3,001,306	$385,445
Derivative liability - Warrants	$-	$-	$1,945,284	$1,945,284	$317,129

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 derivative liabilities related to the senior secured convertible notes and warrants for the period ended January 31, 2013.

	Notes	Warrants

Balance at beginning of year	$-	$-
Additions to derivative instruments	2,615,861	1,628,155
Change in fair value of derivative liabilities	385,445	317,129
Balance at end of period	$3,001,306	$1,945,284

NOTE 8 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of the Trenton Operations, the Company previously leased its Trenton, New Jersey location from Voacolo Properties LLC, of which the former shareholders of the Trenton Operations are the members. This lease was terminated as of June 30, 2012. For the nine months ended January 31, 2013 and 2012, the rent paid for this lease was $12,600 and $52,200, respectively.

In connection with the acquisition of Pride, the Company leases its Woombye, Queensland, Australia location from Pride Property Trust, of which the former shareholders of the Pride Group (QLD) Pty Ltd. are the members. For the nine months ended January 31, 2013 and 2012, the rents paid for this lease were $52,869 and $53,335, respectively.

The China Operations revenue earned from TGG and subsidiaries was $649,074 and $2,193,044 for the nine months ended January 31, 2013 and 2012, respectively. In connection with the revenue earned from TGG of $649,074 for the nine months ended January 31, 2013, the accounts receivable was settled by the receipt of real estate from TGG which fair value approximates the recorded amount of accounts receivable. There was no gain or loss recognized on the settlement of this transaction. The China Operations accounts receivable due from TGG and subsidiaries was $490,363 and $1,034,839 as of January 31, 2013 and 2012, respectively.

NOTE 9 - SHAREHOLDERS’ EQUITY

Stock-Based Compensation Plans

In September 2006, the Company adopted the 2007 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options. Under the 2007 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. These shares were registered under Form S-8. Under the terms of the 2007 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At January 31, 2013, options to purchase 363,500 shares were outstanding at exercise prices ranging from $0.60 to $6.33. At January 31, 2013, there were 24,000 options available for grant under the 2007 Incentive Stock Plan.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In September 2005, the Company adopted the 2006 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options. Under the 2006 Incentive Stock Plan, 400,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. These shares were registered under Form S-8. Under the terms of the 2006 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At January 31, 2013, options to purchase 326,000 shares were outstanding at exercise prices ranging from $0.60 to $6.33. At January 31, 2013, there were 2,424 options available for grant under the 2006 Incentive Stock Plan.

In March 2003, the Company established a stock option plan pursuant to which options to acquire a maximum of 416,667 shares of the Company's common stock were reserved for grant (the "2002 Plan"). These shares were registered under Form S-8. Under the terms of the 2002 Plan, the options are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At January 31, 2013, options to purchase 112,700 shares were outstanding at exercise prices ranging from $0.60 to $6.33. At January 31, 2013, there were no further shares available for grant under the 2002 Plan as the ten-year term of the 2002 Plan had been reached.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. Compensation cost is then recognized on a straight-line basis over the vesting or service period and is net of estimated forfeitures. There were 615,000 stock options granted during the nine months ended January 31, 2013. There were no stock options granted during the nine months ended January 31, 2012.

The Company recorded stock-based compensation of $102,673 and $59,413 for the nine months ended January 31, 2013 and 2012, respectively. At January 31, 2013, the total compensation cost related to unvested stock options granted to employees under the Company’s stock option plans but not yet recognized was approximately $3,000 and is expected to be recognized over a weighted-average period of 5 months.

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

The complaint sought disgorgement from SSF for any "short swing profits" obtained by them in violation of Section 16(b), as a result of the foregoing sales and purchases of the Company’s common stock within periods of less than nine months while SSF was a beneficial owner of more than 10% of the Company’s common stock. The complaint sought disgorgement to the Company of all profits earned by SSF on the transactions, attorneys’ fees and other expenses. While the suit named the Company as a nominal defendant, it contained no claims against nor sought relief from the Company.

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

In connection with the Purchase Agreement, on December 4, 2012, the Company and the Rights Agent entered into Amendment No. 1 (the Amendment) to the Rights Agreement, to accelerate the expiration of the Rights (as defined in the Rights Agreement) to December 4, 2012. As a result of the Amendment, the Rights expired and the Rights Agreement terminated effective 5:00 p.m., New York City time, on December 4, 2012.

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

As part of the divestiture transactions more fully described in Note 11, “Discontinued Operations”, the Company reclassified the reporting units within its reportable segments. As a result, wireless communications includes the Suisun City and Australia Operations, specialty construction includes the China Operations, and electrical power includes the Trenton, Seattle and Portland Operations, for each of the periods presented. The segment information presented below contains the operating results for the continuing operations only. The St. Louis, Sarasota, Lakewood and Hartford Operations were sold and are reported as discontinued operations. The Sarasota, Lakewood and Hartford Operations were previously reported in the wireless communications segment and the St. Louis Operation was reported in the specialty construction segment. Segment results for the three and nine months ended January 31, 2013 and 2012 are as follows:

	For the Three Months Ended January 31, 2013					For the Three Months Ended January 31, 2012
	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total

Revenue	$-	$4,493,003	$1,501,020	$3,521,253	$9,515,276	$-	$4,952,998	$1,806,619	$6,362,702	$13,122,319

Depreciation and amortization	$6,227	$85,347	$182,911	$48,790	$323,275	$16,536	$122,874	$203,561	$112,530	$455,501

Income (loss) before income taxes from continuing operations	$(2,025,446)	$82,839	$182,627	$389,148	$(1,370,832)	$(703,255)	$(739,753)	$253,874	$(4,887,192)	$(6,076,326)

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of and for the Nine Months Ended January 31, 2013					As of and for the Nine Months Ended January 31, 2012
	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total

Revenue	$-	$13,756,591	$3,354,660	$15,790,603	$32,901,854	$-	$18,591,536	$5,550,177	$29,351,530	$53,493,243

Depreciation and amortization	$25,854	$266,168	$530,840	$182,193	$1,005,055	$49,037	$377,651	$571,359	$338,497	$1,336,544

Income (loss) before income taxes from continuing operations	$(3,923,792)	$100,062	$294,256	$1,637,959	$(1,891,515)	$(2,520,230)	$384,745	$495,900	$(4,517,530)	$(6,157,115)

Goodwill	$-	1,946,501	$-	$-	$1,946,501	$-	$1,988,186	$-	$-	$1,988,186

Total assets	$2,945,478	$7,768,312	$8,447,358	$4,943,916	$24,105,064	$10,020,278	$9,414,922	$7,201,660	$11,057,591	$37,694,451

Additions of property and equipment	$-	$105,525	$802,423	$162,872	$1,070,820	$10,462	$106,484	$69,848	$151,594	$338,388

As of and for the nine months ended January 31, 2013 and 2012, the specialty construction segment includes approximately $3,355,000 and $5,550,000 in revenue and $615,000 and $925,000 of net assets held in China related to the Company’s 60% interest in the China Operations, respectively. As of and for the nine months ended January 31, 2013 and 2012, the wireless communications segment includes approximately $6,082,000 and $9,615,000 in revenue and $2,444,000 and $3,360,000 of net assets held in Australia related to the Company’s Australia Operations, respectively.

NOTE 11 - DISCONTINUED OPERATIONS

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

To date, the Company has not reached agreement with Kavveri with regard to resolving the net asset valuation. On January 28, 2013, Kavveri submitted a revised aggregate claim for indemnification by the Company of $1,511,560 with regard to (1) net asset valuation claim owed of $1,160,499, which includes accounts receivable deemed uncollectible of $519,000 related to a project that was completed by the Company’s former Hartford Operations and accepted by the customer on or prior to the Closing Date; and (2) delinquent account receivables to be repurchased of $813,331.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 27, 2013, the Company notified Kavveri that it disputed these claims. Among other things, the Company disputes the amount of the delinquent receivables, and believes that after consideration of reserves for uncollectible accounts and other offsets previously considered in its calculation of the net asset valuation, the total amount of accounts receivable deemed uncollectible for repurchase to be $36,436. However, the Company contends that Kavveri missed the deadline to notify the Company regarding the repurchase of delinquent receivables pursuant to the terms of the Asset Purchase Agreement regarding timing for notification to the Company, which would eliminate any repurchase payment owed by the Company to Kavveri. The Company also believes that the $519,000 of accounts receivable claimed for indemnification by Kavveri is without merit. Finally, the Company also disputes the net asset valuation claim, and believes Kavveri owes the Company $58,058, following its evaluation of the uncollectible accounts receivable. With regard to the net asset valuation claim, if the parties disagree, and if they are unable to come to an agreement, the matter will be submitted to one or more independent, nationally-recognized accounting firms for final determination.

The Company has reported the financial activity of these four operations as discontinued operations for all periods presented. The Company has reflected the estimated changes in the in the gain (loss) from the disposal of the Hartford and Lakewood Operations in the three and nine months ended January 31, 2013. A summary of the operating results for the discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012

REVENUE	$-	$7,369,878	$4,901,501	$21,384,280

COSTS AND EXPENSES:
Cost of revenue	-	5,195,158	4,088,400	15,945,789
Selling, general and administrative expenses	-	1,686,762	1,291,164	5,235,987
Depreciation and amortization	-	124,822	101,750	424,330

	-	7,006,742	5,481,314	21,606,106

OPERATING INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	363,136	(579,813)	(221,826)

Interest expense	-	8,699	5,315	14,075

Income (loss) from discontinued operations before income tax (benefit) provision	-	354,437	(585,128)	(235,901)

Income tax (benefit) provision	(31,913)	1,954,051	110,518	1,837,728

Income (loss) from discontinued operations, net of tax	31,913	(1,599,614)	(695,646)	(2,073,629)

Gain (loss) from disposal	(12,880)	-	1,826,539	(1,027,637)

TOTAL INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$19,033	$(1,599,614)	$1,130,893	$(3,101,266)

The Company incurred approximately $56,000 of expenses directly associated with the asset sales of the Hartford and Lakewood Operations.

There were no assets or liabilities included in the condensed consolidated balance sheet for the Hartford and Lakewood Operations at January 31, 2013. The major classes of assets and liabilities included in the condensed consolidated balance sheets at April 30, 2012 for the Hartford and Lakewood Operations as discontinued operations were as follows:

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Other payable to Zurich

On July 12, 2012, the Company executed the Zurich Agreement with Zurich. Under the terms of the Zurich Agreement, as of July 31, 2012, Zurich advanced the Company $793,927 for the payment of labor and labor-related benefits to assist in completing the project contract with the Owner or Cooper Project. The Cooper Project is a $16.0 million project completed by the Company’s Trenton Operations. Zurich and its affiliate F&D, as surety, have issued certain performance and payment bonds on behalf of the Owner in regard to the Company’s work on this project. The Company was to repay Zurich the financial advances pursuant to the following repayment schedule: (1) $397,000 on or about August 3, 2012; and (2) the balance of $396,927 on or about September 7, 2012. As a condition precedent to the financial advance, the Company executed two letters which are held by Zurich: (1) a letter to the Owner voluntarily terminating its contract for reason of the Company’s default and assigning the contract to Zurich, and (2) a letter of direction to the Owner. The letters may be forwarded to the Owner in an Event of Default. An Event of Default under the Zurich Agreement includes: (a) the Company’s failure to make repayments to Zurich in accordance with the repayment schedule; (b) Zurich, at the Company’s request, advances more than $888,000; (c) Zurich pays any of the Company’s vendors, subcontractors, suppliers or material men pursuant to Zurich’s obligations under its payment bond or any other reason; or (d) the Company uses any of the funds advanced by Zurich for any reason other than the payment of labor and labor benefits incurred in regard to the Cooper Project. The Company is in default under the Zurich Agreement as it has not repaid Zurich the $793,927. As a result, a letter of direction was sent to the Owner, requesting that all current and future amounts to be paid on the contract be assigned and paid to Zurich directly.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company is contingently liable to Zurich and its affiliate F&D under the Indemnity Agreement. Zurich and F&D, as surety, have issued certain performance and payment bonds on behalf of owners or customers regarding the Company’s work on various projects under the Indemnity Agreement. The Company agrees to indemnify the surety for any payments made on contracts of suretyship, guaranty or indemnity. As of January 31, 2013, $4,369,765 of accounts receivable, and $5,863,459 of accounts payable have been approved by the Company and assigned to Zurich and F&D under the Indemnity Agreement, and reclassified from consolidated accounts receivable and accounts payable, respectively, resulting in a net amount owed to Zurich and F&D under the Indemnity Agreement of $1,493,694. Including the $793,927 owed under the Zurich Agreement, the net Other Payable owed to Zurich is $2,287,621 as of January 31, 2013.

On November 12, 2012, the Company received a demand notice from Zurich for $3,298,751, regarding unpaid amounts due under the Zurich Agreement and in regard to claims asserted against Zurich under the Indemnity Agreement as described above, without consideration of any offsets for assigned accounts receivable paid or to be paid. On November 15, 2012, a payment of $2,758,588 was made by the Owner in partial payment of outstanding accounts receivable amounts due. The Company is currently in discussions with Zurich in regards to a forbearance agreement related to the demand notice.

To date, a total of $3,703,651 of assigned accounts receivable have been paid by the Company’s customers to Zurich, which includes the November 15, 2012 payment of $2,758,588 described above. To date, a total of $5,822,881 of assigned accounts payable has been paid by Zurich to the Company’s vendors. The expected remaining accounts payable recorded at January 31, 2013 yet to be assigned to Zurich under the Indemnity Agreement is approximately $222,000, and future accounts receivable and retention receivable yet to be assigned to Zurich is approximately $813,000, which the Company expects will reduce the net Other Payable by $591,000, resulting in a final net Other Payable due Zurich of approximately $1,697,000. In addition, the Company has submitted a revised claim and request for equitable adjustment to the Owner in the amount of $2,421,425 for significant delays, disruptions and construction changes that were beyond its control and required the Company to perform additional work. The Company is currently in negotiations with the Owner in regards to settling this claim, and if it is successful in settling this claim, the Company expects to use the proceeds from the claim to repay Zurich the estimated remaining balance due.

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

Secured Note and Warrant Financing

On December 4, 2012, we entered into the Purchase Agreement with the Buyers pursuant to which, we sold an aggregate of (i) $4,000,000 principal amount of Notes and (ii) Warrants to purchase 15,923,567 shares of our Common Stock to the Buyers for aggregate gross Financing proceeds of $4,000,000.

Pursuant to the terms of the Notes, we deposited the initial funds received from the Financing, minus the Initial Lending Amount of $2,178,516 into the Lockbox Account controlled by the Collateral Agent, as collateral agent on behalf of the Buyers. In addition, all payments of our accounts receivable (and our domestic subsidiaries) shall be deposited into the Lockbox Account. We are permitted to receive from the Lockbox Account, on a daily basis, such amount of cash equal to: (A) (i) cash balance in the Lockbox Account plus (ii) 95% of available qualified accounts receivable minus (iii) $250,000 minus (B) amount of principal, accrued interest, fees, costs and expenses owed pursuant to the Notes. The Notes contain certain customary representations and warranties, affirmative and negative covenants and events of default. The principal covenant is that we shall maintain a current ratio of not less than 0.6 to 1.0 as of the last calendar day of each month. As of January 31, 2013, we are in compliance with these covenants.

We used the Initial Lending Amount to repay the existing loan of $2,000,000, plus $78,516 of interest accrued and fees and expenses to Sovereign, which Credit Agreement was terminated in connection with the Financing, and $100,000 for Buyer legal fees in connection with the Notes.

Pursuant to the Purchase Agreement, we agreed to use our reasonable best efforts to obtain our Stockholders’ Approval at the next annual stockholder meeting of the issuance of all of the securities issuable pursuant to the Purchase Agreement. Prior to Stockholder Approval, the Buyers were prohibited from converting the Notes and/or exercising the Warrants and receiving shares of our Common Stock, in the aggregate, such that the number of shares of Common Stock issued upon such conversions and/or exercises exceeds 19.9% of the issued and outstanding shares of our Common Stock as of the Closing Date.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We obtained Stockholder Approval on February 28, 2013. In addition, we obtained stockholders’ approval to increase our authorized shares of common stock from 25,000,000 to 100,000,000 and recorded an amendment to the Company’s articles of incorporation on March 4, 2013. As a result of the amendment, we expect to have sufficient common stock to fulfill our conversion obligations under the Purchase Agreement, and the Buyers are permitted to convert the Notes and/or exercise the Warrants in excess of 19.9% of the issued and outstanding shares of our Common Stock at a price that is less than the greater of book or market value.

The Notes were initially convertible into shares of Common Stock at a conversion price of $0.3768 per share (the "Conversion Price"). The Conversion Price will be adjusted to 85% of the average of the closing bid prices for the five consecutive trading dates immediately prior to the following adjustment dates: (1) the earlier of the effective date of a registration statement or six months after closing (the “First Adjustment”); (2) the later of the date that is three months after the First Adjustment or one year after closing; and (3) on the Stockholder Approval Date.

As of January 31, 2013, there was no conversion of the Notes into shares of Common Stock. As a result of Stockholder Approval on February 28, 2013, the Conversion Price has been adjusted to $0.3077 per share. The Warrants are exercisable for a period of five years from the Closing Date at an initial exercise price of $0.471 per share (the “Exercise Price”). The Exercise Price will be subject to the same adjustments as provided in the Notes as described above, and as a result, the Exercise Price has been adjusted to $0.3077 per share effective February 28, 2013.

Sale of Hartford and Lakewood Operations

On July 25, 2012, we and the Hartford and Lakewood Operations entered into the Asset Purchase Agreement, pursuant to which the Hartford and Lakewood Operations sold substantially all of their assets and liabilities to two newly-created subsidiaries of Kavveri for a purchase price of $5.5 million in cash, subject to adjustment and assumption of their various liabilities. At closing, we received $4.9 million in cash, and the remaining $600,000 of the purchase price was to be placed into escrow pursuant to the Asset Purchase Agreement. We used the proceeds from this sale to repay the full amount outstanding under a credit agreement of $4,022,320 as of July 25, 2012. The difference of $877,680 was deposited in our operating cash account.

The parties agreed to place $350,000 of the purchase price into escrow pending assignment of certain contracts post-closing, with us receiving those funds upon successful assignment of the contracts. The remaining $250,000 was to be escrowed for purposes of satisfying certain adjustments to the purchase price based on a final net asset valuation to be completed after closing as well as repurchase obligations of certain delinquent accounts receivable. No later than three days after the final determination of the net asset valuation, the purchasers are required to deposit the $600,000 into escrow. To date, we have not reached agreement with Kavveri with regard to resolving the net asset valuation. On January 28, 2013, Kavveri submitted a revised aggregate claim for indemnification by us of $1,511,560 with regard to (1) net asset valuation claim owed of $1,160,499, which includes accounts receivable deemed uncollectible of $519,000 related to a project that was completed by our former Hartford Operations and accepted by the customer on or prior to the Closing Date; and (2) delinquent account receivables to be repurchased of $813,331.

On February 27, 2013, we notified Kavveri that we disputed these claims. Among other things, we dispute the amount of the delinquent receivables, and believe that after consideration of reserves for uncollectible accounts and other offsets previously considered in its calculation of the net asset valuation, the total amount of accounts receivable deemed uncollectible for repurchase to be $36,436. However, we contend that Kavveri missed the deadline to notify us regarding the repurchase of delinquent receivables pursuant to the terms of the Asset Purchase Agreement regarding timing for notification to us, which would eliminate any repurchase payment owed by us to Kavveri. We also believe that the $519,000 of accounts receivable claimed for indemnification by Kavveri is without merit. Finally, we also dispute the net asset valuation claim, and believe Kavveri owes us $58,058, following our evaluation of the uncollectible accounts receivable. With regard to the net asset valuation claim, if the parties disagree, and if they are unable to come to an agreement, the matter will be submitted to one or more independent, nationally-recognized accounting firms for final determination.

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

With the divestiture of the Hartford and Lakewood Operations, we have performed less project work in the police, fire, and emergency dispatch markets. However, we continue to provide wireless communications services through our remaining operations in markets such as utilities, education, military and transportation infrastructure, as part of the services we provide in our other operations.

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

As part of the divestiture transactions described above, we reclassified the reporting units within our reportable segments. As a result, wireless communications includes the Suisun City and Australia Operations, specialty construction includes the China Operations, and electrical power includes the Trenton, Seattle and Portland Operations, for each of the periods presented. For the nine months ended January 31, 2013, wireless communication, specialty construction and electrical power represented approximately 41.8%, 10.2% and 48.0%, respectively, of our total revenue. For the nine months ended January 31, 2012, wireless communication, specialty construction and electrical power represented approximately 34.8%, 10.3% and 54.9%, respectively, of our total revenue.

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

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year:

In regards to our financial results in the third quarter and year-to-date for fiscal 2013, we continue to make progress in turning around our financial performance for the three and nine months ended January 31, 2013, as compared to the year ended April 30, 2012. During fiscal 2012, we employed cost reduction strategies, and made management changes by hiring experienced leadership in Suisun City, especially in the project management and estimating roles, which we believe has significantly helped this operation return to EBITDA profitability. In our Trenton Operations, we have essentially completed the Cooper Project, which was a project we incurred a loss of approximately $6 million in fiscal 2012. During fiscal 2013, we have received approximately $1.5 million of changes orders, and have submitted a claim with the Owner, in order to recoup some of the loss that we incurred in the prior year. At the same time, we are concentrating the Trenton Operation on pursuing smaller revenue projects that can be performed profitably and have been implementing cost reduction strategies and as a result this operation has generated EBITDA profitability in fiscal 2013.

For the three months ended January 31, 2013, we generated consolidated EBITDA as adjusted of approximately $528,000, compared to an EBITDA loss as adjusted of $5,593,000 for the three months ended January 31, 2012, which included significant increases in the cost estimates and costs incurred on three projects in the Trenton Operations, including the Cooper Project, which adversely impacted the operating results for the three months ended January 31, 2012.

For the nine months ended January 31, 2013, we generated consolidated EBITDA as adjusted of approximately $1,128,000, as compared to an EBITDA loss as adjusted of $4,274,000 for the nine months ended January 31, 2012. The nine month results ended January 31, 2013 include approximately $1,486,000 of change orders received by the Trenton Operations related to the Cooper Project. As mentioned above, the results for the nine months ended January 31, 2012 were adversely impacted by the significant increases in cost estimates and costs incurred on three projects in the Trenton Operations.

We expect to receive additional change orders in the fourth fiscal quarter from the Cooper Project for costs incurred and recognized in prior periods, and we have also submitted a revised claim for approximately $2.4 million to the Owner for significant cost overruns as a result of significant delays, disruptions and construction changes which were beyond our control and required us to perform additional work. We are currently in negotiations with the owner to settle this claim. If approved, the additional change orders and claim for the Cooper Project are expected to generate future operating income for us, as the costs related to these pending change orders and claim have already been incurred. All current and future amounts to be paid on the Cooper Project are assigned and will be paid to Zurich directly.

EBITDA as adjusted is defined as earnings before interest, noncontrolling interest, income taxes including noncash charges for deferred tax asset valuation allowances, gain or loss from discontinued operations, change in fair value of derivative liabilities, acquisition-related contingent earn-out costs, goodwill impairment, one-time charges related to exploring strategic alternatives and depreciation and amortization. Management uses EBITDA to assess the ongoing operating and financial performance of our Company. This financial measure is not in accordance with GAAP and may differ from non-GAAP measures used by other companies. A reconciliation of EBITDA as adjusted is as follows.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012

NET LOSS ATTRIBUTABLE TO WPCS, GAAP	$(1,224,298)	$(10,318,999)	$(723,983)	$(12,019,004)

Plus:
Net income attributable to noncontrolling interest	54,317	36,500	82,922	96,560
(Income) loss from discontinued operations, net of tax	(31,913)	1,599,614	695,646	2,073,629
Loss (gain) from disposal of discontinued operations	12,880	-	(1,826,539)	1,027,637
Income tax (benefit) provision	(181,818)	2,606,559	(119,561)	2,664,063
Interest expense	874,805	254,647	1,330,055	580,576
Change in fair value of derivative liabilities	702,574	-	702,574	-
Interest income	(2,111)	(27,409)	(18,070)	(59,378)
Change in fair value of acquisition-related contingent consideration	-	-	-	83,628
One time strategic costs	-	(199,260)	-	(58,748)
Depreciation and amortization	323,275	455,501	1,005,055	1,336,544

Consolidated EBITDA as adjusted, Non-GAAP	$527,711	$(5,592,847)	$1,128,099	$(4,274,493)

In regards to our financial results for the three months ended January 31, 2013, we generated a net loss of approximately $1,224,000, or $0.18 per diluted common share, which includes non-cash charges of $1,391,000 related to the amortization of Note discount and change in fair value of the derivative liabilities associated with the Notes and Warrants. This compares to a net loss of $10,319,000, or $1.48 per diluted common share for the same period in the prior year, which includes a loss from discontinued operations for the Hartford and Lakewood Operations of approximately $1,600,000, or $0.23 per diluted common share.

For the nine months ended January 31, 2013, we generated a net loss of approximately $724,000, or $0.10 per diluted common share, which includes non-cash charges of $1,391,000 related to the amortization of Note discount and change in fair value of the derivative liabilities associated with the Notes and Warrants, and income from discontinued operations for the Hartford and Lakewood Operations of approximately $1,131,000, or $0.16 per diluted common share. This compares to a net loss of approximately $12,019,000, or $1.72 per diluted common share, which includes a loss from discontinued operations of approximately $3,101,000, or $0.45 per diluted common share for the nine months ended January 31, 2012.

Although the economy has not yet fully recovered and will continue to present challenges for our business, we expect to continue generating EBITDA as adjusted in the fiscal year ending April 30, 2013. The markets we serve in public services, healthcare, and energy continue to afford opportunities to grow our business. Two of our most important economic indicators for measuring our future revenue producing capability and demand for our services continue to be our backlog and bid list. For comparative purposes our backlog and bid list for prior periods only includes our continuing operations. Our backlog of unfilled orders was approximately $27.6 million at January 31, 2013, compared to backlog of $28.9 million at October 31, 2012, and $20.0 million at January 31, 2012.

Our bid list, which represents project bids under proposal for new and existing customers, was approximately $54.4 million at January 31, 2013, compared to approximately $56.3 million at October 31, 2012. Our goal is to continue converting more of these bids into contract awards and to increase our backlog in the quarters ahead.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended January 31, 2013 Compared to the Three Months Ended January 31, 2012

Consolidated results for the three months ended January 31, 2013 and 2012 were as follows:

	Three Months Ended
	January,
	2013		2012

REVENUE	$9,515,276	100.0%	$13,122,319	100.0%

COSTS AND EXPENSES:
Cost of revenue	6,604,565	69.5%	14,709,969	112.1%
Selling, general and administrative expenses	2,383,000	25.0%	3,805,937	29.0%
Depreciation and amortization	323,275	3.4%	455,501	3.5%

Total costs and expenses	9,310,840	97.9%	18,971,407	144.6%

OPERATING INCOME (LOSS)	204,436	2.1%	(5,849,088)	(44.6)%

OTHER EXPENSE (INCOME):
Interest expense	874,805	9.1%	254,647	1.9%
Change in fair value of derivative liabilities	702,574	7.4%	-	-
Interest income	(2,111)	-	(27,409)	(0.2)%

Loss from continuing operations before income tax (benefit) provision	(1,370,832)	(14.4)%	(6,076,326)	(46.3)%

Income tax (benefit) provision	(181,818)	(1.9)%	2,606,559	19.9%

LOSS FROM CONTINUING OPERATIONS	(1,189,014)	(12.5)%	(8,682,885)	(66.2)%

Discontinued operations
Income (loss) from operations of discontinued operations, net of tax	31,913	0.3%	(1,599,614)	(12.2)%
Loss from disposal	(12,880)	(0.1)%	-	-

Income (loss) from discontinued operations	19,033	0.2%	(1,599,614)	(12.2)%

CONSOLIDATED NET LOSS	(1,169,981)	(12.3)%	(10,282,499)	(78.4)%

Net income attributable to noncontrolling interest	54,317	0.6%	36,500	0.2%

NET LOSS ATTRIBUTABLE TO WPCS	$(1,224,298)	(12.9)%	$(10,318,999)	(78.6)%

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Revenue for the three months ended January 31, 2013 was approximately $9,515,000, as compared to approximately $13,122,000 for the three months ended January 31, 2012. The decrease in revenue was due to two factors: (1) the planned strategic change to re-focus the Trenton Operation as a smaller revenue producing operation that returns to profitability, while the Cooper Project is completed; and (2) project delays or postponement of new project bid awards at the state and local government level due to political and economic climate. For the three months ended January 31, 2013, there were no customers who accounted for more than 10% of our total revenue. For the three months ended January 31, 2012, we had one customer, the Cooper Project, which comprised 14.2% of total revenue.

Wireless communication segment revenue for the three months ended January 31, 2013 and 2012 was approximately $4,493,000 or 47.2% and $4,953,000 or 37.7% of total revenue, respectively. The decrease in revenue was due primarily to project delays on existing contracts and delays or postponements of new project bid awards from prior quarters at the state and local government level for public services projects, the revenue of which is expected to be recognized in future periods. The increase as a percentage of total revenue was due to a change in segment revenue mix as a result of the reduction of the operations in the electrical power segment described below.

Specialty construction segment revenue for the three months ended January 31, 2013 and 2012 was approximately $1,501,000 or 15.8% and $1,807,000 or 13.8% of total revenue, respectively. The decrease in revenue was primarily attributable to fewer projects completed in the three months ended January 31, 2013 as compared to the same period in the prior year for the China Operations. The increase as a percentage of total revenue was due to a change in segment revenue mix as a result of the reduction of the operations in the electrical power segment described below. Revenue in the China Operations is recognized on a completed contract basis.

Electrical power segment revenue for the three months ended January 31, 2013 and 2012 was approximately $3,521,000 or 37.0% and $6,363,000 or 48.5% of total revenue, respectively. The decrease in revenue and as a percentage of revenue was due primarily to the planned strategic change to re-focus the Trenton Operation as a smaller revenue producing operation that returns to EBITDA as adjusted, while completing the Cooper Project. The Cooper Project accounted for only 4.3% of the total revenue in the electrical power segment this quarter compared to 29.2% in the same period in the prior year. The Cooper Project is essentially completed. It is not expected that similar future projects will replace the Cooper Project or other larger electrical projects that were completed in the prior period by the Trenton Operations. Therefore, it is expected that our revenue in the electrical power segment will not substantially increase in the near future as compared to current period levels.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs. Our cost of revenue was approximately $6,605,000, or 69.5% of revenue, for the three months ended January 31, 2013, compared to $14,710,000 or 112.1% for the same period of the prior year. The dollar decrease in our total cost of revenue is primarily due to two factors: (1) during the three months ended January 31, 2012, we increased the cost estimates significantly on three projects in the Trenton Operations, including the Cooper Project, including the accrual of losses on the projects, which resulted in a significant increase in the cost of revenue as a percentage of revenue. As these projects were essentially completed and costs incurred in prior periods, there were no significant costs incurred on these projects for the three months ended January 31, 2013; and (2) the corresponding decrease in revenue during the three months ended January 31, 2013. The decrease as a percentage of revenue is due primarily to the current period containing a much smaller percentage of lower margin work performed by the Trenton Operations, including the Cooper Project, as compared to the same period in the prior period. The cost of revenue as a percentage of revenue was abnormally high in the three months ended January 31, 2012 due to the increase in cost estimates on the three projects described above.

Wireless communication segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended January 31, 2013 and 2012 was approximately $3,179,000 or 70.8% and $4,003,000 or 80.9%, respectively. The dollar decrease in cost of revenue is due to the corresponding decrease in revenue during the three months ended January 31, 2013. The decrease as a percentage of revenue is due to the revenue blend of project work performed during the three months ended January 31, 2013.

Specialty construction segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended January 31, 2013 and 2012 was approximately $1,016,000 and 67.7% and $837,000 and 46.4%, respectively. The dollar increase in cost of revenue is due to the a few projects delayed during the three months ended January 31, 2013 in our China Operations. The increase as a percentage of revenue is due to the projects delays and the revenue blend of project work performed as compared to the same period in the prior year.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Electrical power segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended January 31, 2013 and 2012 was approximately $2,410,000 and 68.4% and $9,870,000 and 155.1%, respectively. The dollar decrease in cost of revenue is primarily due to two factors: (1) during the three months ended January 31, 2012, we increased the cost estimates significantly on three projects in the Trenton Operations, including the Cooper Project, including the accrual of losses on the projects, which resulted in a significant increase in the cost of revenue as a percentage of revenue. As these projects were essentially completed and costs incurred in prior periods, there were no significant costs incurred on these projects for the three months ended January 31, 2013; and (2) the corresponding decrease in revenue during the three months ended January 31, 2013. The decrease as a percentage of revenue is due primarily to the current period containing a much smaller percentage of lower margin work performed by the Trenton Operations, including the Cooper Project, as compared to the same period in the prior period. The cost of revenue as a percentage of revenue was abnormally high in the three months ended January 31, 2012 due to the increase in cost estimates on the three projects described above.

Selling, General and Administrative Expenses

For the three months ended January 31, 2013, total selling, general and administrative expenses were approximately $2,383,000, or 25.0% of total revenue compared to $3,806,000, or 29.0% of revenue, for the prior year. Included in selling, general and administrative expenses for the three months ended January 31, 2013 are $1,414,000 for salaries, commissions, payroll taxes and other employee benefits. The $501,000 decrease in salaries and payroll taxes compared to the prior year is due primarily to the lower salaries from cost reduction strategies. Professional fees were $154,000, which include on-going accounting, legal and investor relations fees. The decrease in professional fees compared to the prior year is due primarily to termination of the strategic alternatives effort in the third quarter of the prior year, so these costs were not incurred in the current period. Insurance costs were $210,000 and rent for office facilities was $120,000. Automobile and other travel expenses were $252,000 and telecommunication expenses were $41,000. Other selling, general and administrative expenses totaled $192,000. In addition to bad debt allowance in 2012, as described below, the decrease in other expenses is also due to an overall reduction in various operating expenses from cost reduction efforts. For the three months ended January 31, 2013, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $1,140,000, $75,000 and $672,000, respectively, with the balance of approximately $496,000 pertaining to corporate expenses.

For the three months ended January 31, 2012, total selling, general and administrative expenses were approximately $3,806,000 or 29.0% of total revenue. Included in selling, general and administrative expenses for the three months ended January 31, 2012 was $1,915,000 for salaries, commissions, payroll taxes and other employee benefits. Net professional fees were $90,000 which include on-going accounting, legal and investor relation fees of $289,000, $51,000 of incremental third party investment banking and legal expenses related to the terminated strategic alternatives effort, offset by a $250,000 break-up fee paid by Multiband regarding the termination of the acquisition of our company. Insurance costs were $264,000 and rent for office facilities was $142,000. Automobile and other travel expenses were $363,000 and telecommunication expenses were $63,000. Other selling, general and administrative expenses totaled $969,000, which included a $440,000 provision for bad debt expense, primarily related to our China and Australia Operations. For the three months ended January 31, 2012, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $1,538,000, $459,000 and $1,266,000, respectively, with the balance of approximately $543,000 pertaining to corporate expenses.

Depreciation and Amortization

For the three months ended January 31, 2013 and 2012, depreciation was approximately $290,000 and $417,000, respectively. The decrease in depreciation is due to the retirement of certain assets, offset by fixed asset additions. The amortization of customer lists and backlog for the three months ended January 31, 2013 was $33,000 as compared to $39,000 for the same period of the prior year. The net decrease in amortization was due primarily to certain customer lists and backlog being fully amortized in the prior year compared to the current year. All customer lists are amortized over a period of three to nine years from the date of their acquisitions. Backlog is amortized over a period of one to three years from the date of acquisition based on the expected completion period of the related contracts.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense and Interest Income

For the three months ended January 31, 2013 and 2012, interest expense was approximately $875,000 and $255,000, respectively. The increase in interest expense is due primarily to the following: (1) the recognition of the initial non-cash interest expense of approximately $244,000 for the excess in the fair value of the derivatives related to the embedded conversion features of the Notes and Warrants issued in the Financing over the debt amount as of the Closing Date; (2) non-cash interest expense for the amortization of the debt discount for the Notes of $444,444 for the three months ended January 31, 2013; (3) the amortization of the remaining Sovereign debt issuance costs of $78,000 as a result of the termination of the Credit Agreement on December 5, 2012; and (4) the amortization of debt issuance costs related to the Notes.

   For the three months ended January 31, 2013 and 2012, interest income was approximately $2,100 and $27,400, respectively. The decrease in interest earned is due principally to a decrease in interest income in our Australia Operations compared to the same period in the prior year.

Change in Fair Value of Derivative Liabilities

We determine the fair value of the embedded conversion features of the Notes and the Warrants and record each of them as a discount to the Notes and each as a derivative liability. Accordingly, changes in the fair value of the derivatives are recognized and classified as a gain or loss on the derivative financial instruments each period. For the three months ended January 31, 2013, the loss on the fair value of the embedded conversion features of the Notes and Warrants was approximately $385,000 and $317,000, respectively, due primarily to the increase in the market price of our common stock from the Closing Date to January 31, 2013.

Income Taxes

The actual income tax rate from continuing operations for the three months ended January 31, 2013 was 13.3% compared to -42.9% for same period in the prior year. The difference was primarily due to no tax benefit being claimed for Federal and state losses during the three months ended January 31, 2013 as well as the establishment of a tax valuation allowance against our deferred tax asset as of January 31, 2012.

Income (Loss) from Discontinued Operations

As a result of the sale of the assets of the Hartford and Lakewood Operations on July 25, 2012, we recorded the financial results of these operations as discontinued operations. For the three months ended January 31, 2013, we recorded income from discontinued operations of approximately $19,000, net of tax, associated with the disposal of the Hartford and Lakewood Operations.

As a result of the sale of the assets of the Hartford and Lakewood Operations as described above, we recorded the financial results of these operations as discontinued operations. For the three months ended January 31, 2012, we recorded a loss from discontinued operations of approximately $1,600,000, net of tax, including the allocation of valuation allowances on deferred tax assets.

Net Loss Attributable to WPCS

The net loss attributable to WPCS was approximately $1,224,000 for the three months ended January 31, 2013. The loss was net of Federal and state income tax benefits of approximately $182,000.

The net loss attributable to WPCS was approximately $10,319,000 for the three months ended January 31, 2012. The loss was net of Federal and state income tax provision of approximately $2,607,000.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended January 31, 2013 Compared to the Nine Months Ended January 31, 2012

Consolidated results for the nine months ended January 31, 2013 and 2012 were as follows:

	Nine Months Ended
	January 31,
	2013		2012

REVENUE	$32,901,854	100.0%	$53,493,243	100.0%

COSTS AND EXPENSES:
Cost of revenue	23,442,850	71.3%	47,296,559	88.4%
Selling, general and administrative expenses	8,330,905	25.3%	10,412,429	19.5%
Depreciation and amortization	1,005,055	3.0%	1,336,544	2.5%
Change in fair value of acquisition-related contingent consideration	-	-	83,628	0.1%

Total costs and expenses	32,778,810	99.6%	59,129,160	110.5%

OPERATING INCOME (LOSS)	123,044	0.4%	(5,635,917)	(10.5)%

OTHER EXPENSE (INCOME):
Interest expense	1,330,055	4.1%	580,576	1.1%
Change in fair value of derivative liabilities	702,574	2.2%	-	-
Interest income	(18,070)	(0.1)%	(59,378)	(0.1)%

Loss from continuing operations before income tax (benefit) provision	(1,891,515)	(5.8)%	(6,157,115)	(11.5)%

Income tax (benefit) provision	(119,561)	(0.4)%	2,664,063	5.0%

LOSS FROM CONTINUING OPERATIONS	(1,771,954)	(5.4)%	(8,821,178)	(16.5)%

Discontinued operations
Loss from operations of discontinued operations, net of tax	(695,646)	(2.1)%	(2,073,629)	(3.9)%
Gain (loss) from disposal	1,826,539	5.6%	(1,027,637)	(1.9)%

Income (loss) from discontinued operations	1,130,893	3.5%	(3,101,266)	(5.8)%

CONSOLIDATED NET LOSS	(641,061)	(1.9)%	(11,922,444)	(22.3)%

Net income attributable to noncontrolling interest	82,922	0.3%	96,560	0.2%

NET LOSS ATTRIBUTABLE TO WPCS	$(723,983)	(2.2)%	$(12,019,004)	(22.5)%

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Revenue for the nine months ended January 31, 2013 was approximately $32,902,000, as compared to approximately $53,493,000 for the nine months ended January 31, 2012. The decrease in revenue was due to two factors: (1) the planned strategic change to re-focus the Trenton Operation as a smaller revenue producing operation that returns to profitability, while the Cooper Project is completed; and (2) project delays or postponement of new project bid awards at the state and local government level due to political and economic climate. For the nine months ended January 31, 2013, we had one customer, the Cooper Project, which comprised 16.7% of total revenue. For the nine months ended January 31,2012, we had two customers, the Cooper Project and Irwin & Leighton, Inc. (I&L), which comprised 13.5% and 10.8% of total revenue, respectively.

Wireless communication segment revenue for the nine months ended January 31, 2013 and 2012 was approximately $13,757,000 or 41.8% and $18,592,000 or 34.8% of total revenue, respectively. The decrease in revenue was due primarily to project delays on existing contracts and delays or postponements of new project bid awards from prior quarters at the state and local government level for public services projects, the revenue of which is expected to be recognized in future periods. The increase as a percentage of total revenue was due to a change in segment revenue mix as a result of the reduction of the operations in the electrical power segment described below.

Specialty construction segment revenue for the nine months ended January 31, 2013 and 2012 was approximately $3,355,000 or 10.2% and $5,550,000 or 10.4% of total revenue, respectively. The decrease in revenue was attributable to fewer projects completed in the nine months ended January 31, 2013 as compared to the same period in the prior year for the China Operations.

Electrical power segment revenue for the nine months ended January 31, 2013 and 2012 was approximately $15,791,000 or 48.0% and $29,352,000 or 54.9% of total revenue, respectively. The decrease in revenue and as a percentage of revenue was due primarily to the planned strategic change to re-focus the Trenton Operation as a smaller revenue producing operation that returns to profitability, while completing the Cooper Project. It is not expected that similar future projects will replace the Cooper Project or other larger projects such as I&L that were completed in the prior period by the Trenton Operations. Therefore, it is expected that our revenue in the electrical power segment will not substantially increase in the near future, as compared to current period levels.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs. Our cost of revenue was approximately $23,443,000 or 71.3% of revenue for the nine months ended January 31, 2013, compared to $47,297,000 or 88.4% for the same period of the prior year. The dollar decrease in our total cost of revenue is primarily due to primarily due to two factors: (1) during the three months ended January 31, 2012, we increased the cost estimates significantly on three projects in the Trenton Operations, including the Cooper Project, including the accrual of losses on the projects, which resulted in a significant increase in the cost of revenue as a percentage of revenue. As these projects were essentially completed and costs incurred in prior periods, there were no significant costs incurred on these projects for the three months ended January 31, 2013; and (2) the corresponding decrease in revenue for the nine months ended January 31, 2013. The decrease as a percentage of revenue is due to: (1) the revenue blend of project work completed during the period; (2) the current period contained a smaller percentage of lower margin work performed by the Trenton Operations, including the Cooper Project, as compared to the same period in the prior period. The cost of revenue as a percentage of revenue was abnormally high in the three months ended January 31, 2012 due to the increase in cost estimates on the three projects described above; and (3) the current period included approximately $1,486,000 of change order revenue related to the Cooper Project, the costs of which were incurred or accrued in fiscal 2012.

Wireless communication segment cost of revenue and cost of revenue as a percentage of revenue for the nine months ended January 31, 2013 and 2012 was approximately $9,585,000 and 69.7% and $13,385,000 and 72.0%, respectively. The dollar decrease in our cost of revenue is due primarily to the corresponding decrease in revenue for the nine months ended January 31, 2013. The decrease as a percentage of revenue is due to the revenue blend of project work performed during the nine months ended January 31, 2013.

Specialty construction segment cost of revenue and cost of revenue as a percentage of revenue for the nine months ended January 31, 2013 and 2012 was approximately $2,163,000 and 64.5% and $3,691,000 and 66.5%, respectively. The dollar decrease in our cost of revenue is due to the corresponding decrease in revenue for the nine months ended January 31, 2013 in our China Operations. The decrease as a percentage of revenue is due to the revenue blend of project work performed.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Electrical power segment cost of revenue and cost of revenue as a percentage of revenue for the nine months ended January 31, 2013 and 2012 was approximately $11,695,000 and 74.1% and $30,221,000 and 103.0%, respectively. The dollar decrease in our cost of revenue is due to the corresponding decrease in revenue for the nine months ended January 31, 2013. The decrease as a percentage of revenue is due to: (1) during the three months ended January 31, 2012, we increased the cost estimates significantly on three projects in the Trenton Operations, including the Cooper Project, including the accrual of losses on the projects, which resulted in a significant increase in the cost of revenue as a percentage of revenue. As these projects were essentially completed and costs incurred in prior periods, there were no significant costs incurred on these projects for the three months ended January 31, 2013; and (2) the current period containing a much smaller percentage of lower margin work performed by the Trenton Operations, including the Cooper Project, as compared to the same period in the prior period. The cost of revenue as a percentage of revenue was abnormally high in the three months ended January 31, 2012 due to the increase in cost estimates on the three projects described above; and (3) the current period included approximately $1,486,000 of change order revenue related to the Cooper Project, the costs of which were incurred or accrued in fiscal 2012.

Selling, General and Administrative Expenses

For the nine months ended January 31, 2013, total selling, general and administrative expenses were approximately $8,331,000 or 25.3% of total revenue compared to $10,412,000, or 19.5% of revenue for the same period of the prior year. Included in selling, general and administrative expenses for the nine months ended January 31, 2013 is $4,971,000 for salaries, commissions, payroll taxes and other employee benefits. The decrease of $957,000 in salaries and commissions compared to the prior period is due to lower salaries from cost reduction strategies. Professional fees were $740,000, which include on-going accounting, legal and investor relation fees. Insurance costs were $598,000 and rent for office facilities was $371,000. Automobile and other travel expenses were $869,000 and telecommunication expenses were $146,000. Other selling, general and administrative expenses totaled $636,000. For the nine months ended January 31, 2013, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $3,801,000, $238,000 and $2,271,000, respectively, with the balance of approximately $2,021,000 pertaining to corporate expenses.

For the nine months ended January 31, 2012, total selling, general and administrative expenses were approximately $10,412,000, or 19.5% of total revenue. Included in selling, general and administrative expenses for the nine months ended January 31, 2012 is $5,928,000 for salaries, commissions, payroll taxes and other employee benefits. Net professional fees were $814,000 which include on-going accounting, legal and investor relation fees of $873,000, $191,000 of incremental third party investment banking and legal expenses related to the terminated strategic alternatives effort, offset by a $250,000 break-up fee paid by Multiband regarding the termination of the acquisition of our company. Insurance costs were $710,000 and rent for office facilities was $440,000. Automobile and other travel expenses were $1,034,000 and telecommunication expenses were $190,000. Other selling, general and administrative expenses totaled $1,296,000, which included a $414,000 provision for bad debt expense, primarily related to our China and Australia Operations. For the nine months ended January 31, 2012, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $4,362,000, $611,000 and $3,305,000, respectively, with the balance of approximately $2,134,000 pertaining to corporate expenses.

Depreciation and Amortization

For the nine months ended January 31, 2013 and 2012, depreciation was approximately $905,000 and $1,217,000, respectively. The net decrease in depreciation expense is due to the retirement of certain assets offset by fixed asset additions. The amortization of customer lists and backlog for the nine months ended January 31, 2013 was $100,000 as compared to $120,000 for the same period of the prior year. The decrease in amortization expense compared to January 31, 2012, was due primarily to certain customer lists and backlog being fully amortized in the prior year compared to the current year. All customer lists are amortized over a period of three to nine years from the date of their acquisitions. Backlog is amortized over a period of one to three years from the date of acquisition based on the expected completion period of the related contracts.

Change in Fair Value of Acquisition-Related Contingent Consideration

For the nine months ended January 31, 2013 and 2012, the change in fair value of acquisition-related contingent consideration was approximately $0 and $84,000, respectively. The change in fair value of acquisition-related contingent consideration is due to the non-cash expense recorded in the fiscal 2012 statement of operations for the change in present value of future payments of acquisition-related contingent consideration related to the Pride acquisition. In connection with the acquisition of Pride on November 1, 2009, during fiscal 2012, we paid additional purchase price of $1,047,732 to the former Pride shareholders upon the achievement of specified earnings before interest and taxes. As a result, the settlement acquisition-related contingent consideration was completed, and no further expense was recorded.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense and Interest Income

For the nine months ended January 31, 2013 and 2012, interest expense was approximately $1,330,000 and $581,000, respectively. The increase in interest expense is due primarily to the following: (1) the recognition of the initial non-cash interest expense of approximately $244,000 for the excess in the fair value of the derivatives related to the embedded conversion features of the Notes and Warrants over the debt amount as of the Closing Date; (2) non-cash interest expense for the amortization of the debt discount for the Notes of $444,444 for the three months ended January 31, 2013; (3) the amortization of the remaining Sovereign debt issuance costs of $372,000 as a result of the termination of the Credit Agreement on December 5, 2012; and (4) the amortization of debt issuance costs related to the Notes.

For the nine months ended January 31, 2013 and 2012, interest income was approximately $18,000 and $59,000, respectively. The decrease in interest earned is due principally to a decrease in interest income in our Australia Operations compared to the same period in the prior year.

Change in Fair Value of Derivative Liabilities

We determine the fair value of the embedded conversion features of the Notes and the Warrants and record each of them as a discount to the Notes and each as a derivative liability. Accordingly, changes in the fair value of the derivatives are recognized and classified as an unrealized non-cash gain or loss on the derivative financial instruments. For the nine months ended January 31, 2013, the loss on the fair value of the embedded conversion features of the Notes and Warrants was approximately $385,000 and $317,000, respectively, due primarily to the increase in the market price of our common stock from the Closing Date to January 31, 2013.

Income Taxes

The actual income tax rate from continuing operations for the nine months ended January 31, 2013 was 6.3% compared to -43.3% for same period in the prior year. The difference was primarily due to no tax benefit being claimed for Federal and state losses during the nine months ended January 31, 2013 as well as the establishment of a tax valuation allowance against our deferred tax asset as of January 31, 2012.

As of April 30, 2012, we had federal net operating losses of approximately $6.7 million.  If we experience a change in ownership, as defined in Section 382 of the Internal Revenue Code, our ability to utilize these losses may be limited.  We have not performed an analysis to determine if such change has occurred.

Income (Loss) From Discontinued Operations

As a result of the sale of the assets of the Hartford and Lakewood Operations on July 25, 2012, we recorded the financial results of these operations as discontinued operations. For the nine months ended January 31, 2013, we recorded an income from discontinued operations of approximately $1,131,000, net of tax. Included in the income from discontinued operations is a gain from disposal of approximately $1,827,000 and $56,000 of expenses directly related with the sale of the assets of these Operations.

As a result of the sale of the assets of the Hartford and Lakewood Operations as described above, and the common stock of the St. Louis and Sarasota Operations to Multiband on September 1, 2011, we recorded the financial results of these operations as discontinued operations. For the nine months ended January 31, 2012, we recorded a loss from discontinued operations of approximately $3,101,000, net of tax, including the allocation of valuation allowances on deferred tax assets. Included in the loss from discontinued operations was an approximate $1,028,000 loss on disposal of the St. Louis and Sarasota Operations.

Net Income (Loss) Attributable to WPCS

The net loss attributable to WPCS was approximately $724,000 for the nine months ended January 31, 2013. Net loss was net of Federal and state income tax benefits of approximately $120,000. The loss attributable to WPCS was approximately $12,019,000 for the nine months ended January 31, 2012. Net loss was net of Federal and state income tax provisions of approximately $2,664,000.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At January 31, 2013, we had working capital of approximately $1,347,000, which consisted of current assets of approximately $17,931,000 and current liabilities of $16,584,000. This compares to a working capital deficiency of approximately $1,130,000 at April 30, 2012. The increase in working capital since the fiscal year ended April 30, 2012 is due primarily to proceeds from the Notes and the sale of the assets of the Hartford and Lakewood Operations on July 25, 2012. We used the proceeds from these transactions to repay the amounts then outstanding under the Credit Agreement, respectively.

Our cash and cash equivalents balance at January 31, 2013 of $2,136,000 included $280,000 of cash in our Australia Operations associated with our permanent reinvestment strategy. Subject to the working capital needs of Australia, there is approximately $924,000 of loans due from Australia that could be repaid to us in the future to help with domestic debt or working capital obligations.

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

Operating activities used approximately $2,733,000 in cash for the nine months ended January 31, 2013. The sources of cash from operating activities total approximately $3,119,000, comprised of an approximately $897,000 in net noncash charges, a $1,378,000 decrease in accounts receivable, a $142,000 decrease in costs and estimated earnings in excess of billings on uncompleted contracts, a $40,000 decrease in prepaid taxes, and a $662,000 increase in deferred revenue. The uses of cash from operating activities total approximately $5,852,000, comprised of an approximately $641,000 of net loss, a $926,000 increase in restricted cash, a $73,000 increase in deferred contract costs, an $18,000 increase in inventory, a $330,000 increase in prepaid expenses and other current assets, a $24,000 increase in income taxes receivable, a $113,000 increase in other assets, a $1,858,000 decrease in accounts payable and accrued expenses, and a $1,869,000 decrease in billings in excess of costs and estimated earnings on uncompleted contracts.

Our investing activities provided cash of approximately $4,298,000 for the nine months ended January 31, 2013. Investing activities include total proceeds of $4,547,000 from the asset sales of the Hartford and Lakewood Operations, net of approximately $56,000 of direct transaction costs, and $290,000 of liabilities paid that were not assumed by Kavveri. The net proceeds of the asset sales were used to fully repay amounts outstanding under our line of credit with Sovereign Bank as described under financing activities. These proceeds were offset by the net payment of approximately $249,000 used for acquiring property and equipment during the nine months ended January 31, 2013.

Our financing activities used cash of approximately $236,000 for the nine months ended January 31, 2013. Financing activities which used cash include repayments under the line of credit with Sovereign Bank of approximately $4,964,000, debt issuance costs paid of $231,000, repayments to joint venture partner of approximately $2,356,000, and total repayments under loans payable and capital lease obligations of approximately $82,000. These financing uses of cash are offset by additional financing sources including a settlement of $222,000, relating to a Section 16(b) shareholder derivative lawsuit, proceeds from senior secured convertible notes of $4,000,000, borrowings of short term bank loan for the joint venture of $2,381,000 and other payable due from Zurich of $794,000.

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

We used the Initial Lending Amount to repay the existing loan described above of $2,000,000, plus $78,516 of interest accrued and fees and expenses to Sovereign, which Credit Agreement was terminated in connection with the Notes, and $100,000 for Buyer legal expenses in connection with the Notes. In addition, we agreed to pay a consulting fee to a consultant acceptable to the Buyers of not more than $5,000 per month during the term of the Notes.

The Notes will mature June 5, 2014 and bear interest at 4% per annum, which will be payable quarterly in arrears and may be paid, in certain conditions, through the issuance of shares, at the discretion of the Buyers.

Pursuant to the Purchase Agreement, we agreed to use our reasonable best efforts to obtain Stockholders’ Approval at the next annual stockholder meeting of the issuance of all of the securities issuable pursuant to the Purchase Agreement. Prior to Stockholder Approval, the Buyers were prohibited from converting the Notes and/or exercising the Warrants and receiving shares of our Common Stock, in the aggregate, such that the number of shares of Common Stock issued upon such conversions and/or exercises exceeds 19.9% of the issued and outstanding shares of our Common Stock as of the Closing Date.

We obtained Stockholder Approval on February 28, 2013. In addition, we obtained stockholders’ approval to increase our authorized shares of common stock from 25,000,000 to 100,000,000. As a result of the Stockholder Approval, we expect to have sufficient common stock to fulfill our conversion obligations under the Purchase Agreement, and the Buyers are permitted to convert the Notes and/or exercise the Warrants in excess of 19.9% of the issued and outstanding shares of our Common Stock at a price that is less than the greater of book or market value.

The Notes were initially convertible into shares of Common Stock at a Conversion Price of $0.3768 per share. As of January 31, 2013, there was no conversion of the Notes into shares of Common Stock. The Conversion Price will be adjusted to 85% of the average of the closing bid prices for the five consecutive trading dates immediately prior to the following adjustment dates: (1) the earlier of the effective date of a registration statement or six months after closing, (the First Adjustment); (2) the later of the date that is three months after the First Adjustment or one year after closing (the Second Adjustment); and (3) on the Stockholder Approval Date. As a result of Stockholder Approval on February 28, 2013, the Conversion Price was adjusted to $0.3077 per share. The Warrants are exercisable for a period of five years from the Closing Date at an initial exercise price of $0.471 per share (the “Exercise Price”). The Exercise Price will be subject to the same adjustments as provided in the Notes as described above and, as a result, the Exercise Price was adjusted to $0.3077 per share effective February 28, 2013.

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

Sovereign Bank Credit Agreement

On January 27, 2012, we entered into the Credit Agreement with Sovereign, which was amended May 3, 2012, and again on August 31, 2012. The Credit Agreement, as amended, provided for a revolving line of credit in an amount not to exceed $2,000,000 and letters of credit in an amount not to exceed $200,000. As more fully described above, on December 5, 2012, the outstanding borrowings under the Credit Agreement were repaid in full and the Credit Agreement terminated.

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

The parties agreed to place $350,000 of the purchase price into escrow pending assignment of certain contracts post-closing, with us receiving those funds upon successful assignment of the contracts. The remaining $250,000 was to be escrowed for purposes of satisfying certain adjustments to the purchase price based on a final net asset valuation to be completed after closing as well as repurchase obligations of certain delinquent accounts receivable. No later than three days after the final determination of the net asset valuation, the purchasers are required to deposit the $600,000 into escrow.

To date, we have not reached agreement with Kavveri with regard to resolving the net asset valuation. On January 28, 2013, Kavveri submitted a revised aggregate claim for indemnification by us of $1,511,560 with regard to (1) net asset valuation claim owed of $1,160,499, which includes accounts receivable deemed uncollectible of $519,000 related to a project that was completed by our former Hartford Operations and accepted by the customer on or prior to the Closing Date; and (2) delinquent account receivables to be repurchased of $813,331.

On February 27, 2013, we notified Kavveri that we disputed these claims. Among other things, we dispute the amount of the delinquent receivables, and believe that after consideration of reserves for uncollectible accounts and other offsets previously considered in its calculation of the net asset valuation, the total amount of accounts receivable deemed uncollectible for repurchase to be $36,436. However, we contend that Kavveri missed the deadline to notify us regarding the repurchase of delinquent receivables pursuant to the terms of the Asset Purchase Agreement regarding timing for notification to us, which would eliminate any repurchase payment owed by us to Kavveri. We also believe that the $519,000 of accounts receivable claimed for indemnification by Kavveri is without merit. Finally, we also dispute the net asset valuation claim, and believe Kavveri owes us $58,058, following our evaluation of the uncollectible accounts receivable. With regard to the net asset valuation claim, if the parties disagree, and if they are unable to come to an agreement, the matter will be submitted to one or more independent, nationally-recognized accounting firms for final determination.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Short-Term Commitments with the China Operations

On August 2, 2012, the China Operations entered into a secured loan with the Bank of China (the Short-Term Loan). The Short-Term Loan provides for a loan in the amount of $2,410,755. The proceeds from the Short-Term Loan were used to repay outstanding unsecured loans of $2,404,545 due to its joint venture partner, Taian Gas Group (TGG). The Short-Term Loan has an interest rate of 8.24%, and interest is due on a quarterly basis.

As of January 31, 2013, the China Operations had outstanding unsecured loans due the joint venture partner, TGG, totaling $959,864 and is due on demand and represents interest accrued and working capital loans from TGG to the China Operations in the normal course of business.

Other Payable with Zurich

On July 12, 2012, we executed the Zurich Agreement with Zurich. Under the terms of the Zurich Agreement, as of January 31, 2013, Zurich advanced us $793,927 for the payment of labor and labor-related benefits to assist in completing the Cooper Project. The Cooper Project is a $16.0 million project completed by our Trenton Operations. Zurich and its affiliate F&D, as surety, have issued certain performance and payment bonds on behalf of the Owner in regard to our work on this project. We were required to repay Zurich the financial advances pursuant to the following repayment schedule: (1) $397,000 on or about August 3, 2012; and (2) the balance of $396,927 on or about September 7, 2012. As a condition precedent to the financial advance, we executed two letters held by Zurich: (1) a letter to the Owner voluntarily terminating its contract for reason of our default and assigning the contract to Zurich, and (2) a letter of direction to the Owner. The letters may be forwarded to the Owner in an Event of Default. An Event of Default under the Zurich Agreement includes: (a) our failure to make repayments to Zurich in accordance with the repayment schedule; (b) Zurich, at our request, advances more than $888,000; (c) Zurich pays any of our vendors, subcontractors, suppliers or material men pursuant to Zurich’s obligations under its payment bond or any other reason; or (d) we use any of the funds advanced by Zurich for any reason other than the payment of labor and labor benefits incurred in regard to the Cooper Project. We are in default under the Zurich Agreement as we have not repaid Zurich the $793,927. As a result, a letter of direction was sent to the Owner, requesting that all current and future amounts to be paid on the contract be assigned and paid to Zurich directly.

We are contingently liable to Zurich and its affiliate F&D under the Indemnity Agreement. Zurich and F&D, as surety, have issued certain performance and payment bonds on behalf of owners or customers regarding our work on various projects under the Indemnity Agreement. We agree to indemnify the surety for any payments made on contracts of suretyship, guaranty or indemnity. As of January 31, 2013, we have approved $4,369,765 of accounts receivable, and $5,863,459 of accounts payable to be assigned to Zurich and F&D under the Indemnity Agreement, and reclassified such amounts from consolidated accounts receivable and accounts payable, respectively, resulting in a net amount owed to Zurich and F&D under the Indemnity Agreement of $1,493,694. Including the $793,927 owed under the Zurich Agreement, the net Other Payable owed to Zurich by us is $2,287,621 as of January 31, 2013.

On November 12, 2012, we received a demand notice from Zurich for $3,298,751, regarding unpaid amounts due under the Zurich Agreement and in regard to claims asserted against Zurich under the Indemnity Agreement as described above, without consideration of any offsets for assigned accounts receivable paid or to be paid. On November 15, 2012, a payment of $2,758,588 was made by the Owner in partial payment of outstanding assigned accounts receivable amounts due. We are currently in discussions with Zurich in regards to a forbearance agreement related to the demand notice and expect to execute the forbearance agreement in the fourth quarter of fiscal 2013.

To date, a total of $3,703,651 of assigned accounts receivable have been paid by our customers to Zurich, which includes the November 15, 2012 payment of $2,758,588 described above. To date, a total of $5,822,881 of assigned accounts payable has been paid by Zurich to our vendors. The expected remaining accounts payable properly recorded at January 31, 2013, yet to be assigned to Zurich under the Indemnity Agreement, is approximately $222,000, and future accounts receivable and retention receivable yet to be assigned to Zurich is approximately $813,000, which we expect will reduce the net Other Payable by $591,000, resulting in a final net Other Payable due Zurich of approximately $1,697,000. In addition, we have submitted a revised claim and request for equitable adjustment to the Owner in the amount of $2,421,425 for significant delays, disruptions and construction changes that were beyond its control and required the Company to perform additional work. We are currently in negotiations with the Owner in regards to settling this claim, and if we are successful in settlement of this claim, we expect to use the proceeds from the claim to repay Zurich the estimated remaining balance due.

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

Going Concern

Our failure to comply with the terms of the Zurich Agreement and Indemnity Agreement, raise substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is ultimately dependent on our ability to settle with Zurich regarding repayment or forbearance under the Zurich Agreement and Indemnity Agreement, the settlement of the claim with the Owner, and future financial performance which will be affected by general economic, competitive, and other factors, many of which are beyond our control. There can be no assurance that the execution of one or more of the alternatives described above to repay Zurich will be successful to ensure our continuation as a going concern.

Backlog

As of January 31, 2013, we had a backlog of unfilled orders of approximately $27.6 million compared to approximately $28.9 million at October 31, 2012. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

Derivative Instruments

Derivative liabilities are related to embedded conversion features of the Notes and the common stock Warrants issued in connection with the Purchase Agreement. For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in fair value recognized in earnings each reporting period. We use the binomial lattice model to value the derivative instruments at inception and subsequent valuation dates and the value is re-assessed at the end of each reporting period, in accordance with ASC 815. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Fair Value of Financial Instruments

Our material financial instruments at January 31, 2013 and for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, account payable, Notes, common stock Warrants and loans payable. The fair values of cash and cash equivalents, accounts receivable, and account payable are equal to their carrying value because of their liquidity and short-term maturity. The fair values of the Notes and common stock Warrants are accounted for in accordance with ASC 815. We believe that the fair values of the loans payable do not differ materially from their aggregate carrying values in that substantially all the obligations bear variable interest rates that are based on market rates or interest rates that are periodically adjustable to rates that are based on market rates.

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

Based on a combination of factors that incurred in the third quarter ended January 31, 2013, including current operating results and economic climate in our Pride operations, management concluded that these events were interim goodwill impairment indicators that required further analysis. Accordingly, we performed a step one test of the carrying value of approximately $1.9 million of goodwill for Pride, using Level 3 measurement as defined in the ASC, based on inputs not observable in the market, using a discount cash flow valuation technique which included a discount rate of 17%, future and short-term and long-term revenue growth rates of 2%, gross margin of 30%, and selling, general and administrative expenses ranging from 23% to 25% of revenue. Based on the step one test, we concluded that the implied fair value of Pride was 3% in excess of its carrying value, and as a result there was no goodwill impairment for the period ended January 31, 2013. At April 30, 2012, the implied fair value of Pride was 51% in excess of its carrying value.

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

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11 (ASU 2011-11), Disclosures about Offsetting Assets and Liabilities where entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. These disclosures assist users of financial statements in evaluating the effect or potential effect of netting arrangements on a company’s financial position. We are required to apply the amendments for annual reporting periods beginning on or after January 1, 2013 (May 1, 2013 for us). We do not expect the provisions of ASU 2011-11 to have a material impact on our consolidated financial statements.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of January 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WPCS INTERNATIONAL INCORPORATED

Date: March 18, 2013	By:	/s/ JOSEPH HEATER
Joseph Heater
Chief Financial Officer

