Form 10-K
period 2013-04-30
WPCS INTERNATIONAL INC
filed 2013-07-29
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2013

Commission File Number 001-34643

WPCS INTERNATIONAL INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	98-0204758
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

One East Uwchlan Avenue, Suite 301 Exton, Pennsylvania	19341	(610) 903-0400
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	The NASDAQ Capital Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates as of October 31, 2012, based on the closing sales price of the Common Stock as quoted on The Nasdaq Capital Market was $2,888,108. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of July 22, 2013, there were 994,187 shares of registrant’s common stock outstanding.

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

This Annual Report on Form 10-K includes the accounts of WPCS International Incorporated (WPCS) and its wholly and majority-owned subsidiaries, as follows, collectively referred to as “we”, “us” or the "Company". United States-based subsidiaries include WPCS Incorporated, WPCS International – Suisun City, Inc. (Suisun City Operations), WPCS International – Lakewood, Inc. (Lakewood Operations), WPCS International – Hartford, Inc. (Hartford Operations), WPCS International – Trenton, Inc. (Trenton Operations), WPCS International – Seattle, Inc. (Seattle Operations), and WPCS International – Portland, Inc. (Portland Operations). International operations include WPCS Asia Limited, 60% of Taian AGS Pipeline Construction Co. Ltd. (China Operations), and WPCS Australia Pty Ltd, WPCS International – Brendale, Pty Ltd., and The Pride Group (QLD) Pty Ltd. (Pride), (collectively the Australia Operations).

Overview

We are a global provider of design-build engineering services for communications infrastructure, with approximately 250 employees in five (5) operations centers on three continents. We provide our engineering capabilities including wireless communication, specialty construction and electrical power to a diversified customer base in the public services, healthcare, energy and corporate enterprise markets worldwide.

The global economy depends on efficient voice, data and video communication. Old communication infrastructure needs to be replaced and new technology needs to be implemented. We believe we have the design-build capabilities to address the demand. For communication infrastructure projects that are significant in scope, we have the ability to offer wireless communication, specialty construction and electrical power. Because we are technology independent, we can integrate multiple products and services across a variety of communication requirements. This gives our customers the flexibility to obtain the most appropriate solution for their communication needs on a cost effective basis. In wireless communication, we can design and deploy all types of wireless systems in a variety of applications. In specialty construction, we have provided services for basic energy. On the electrical power side, we are capable of all types of commercial and industrial electrical work including the integration of advanced building communications technology for voice and data, life safety, security and HVAC.

For the fiscal year ended April 30, 2013, we generated revenues from continuing operations of approximately $42.3 million, compared to $65.5 million for the fiscal year ended April 30, 2012. Our backlog at April 30, 2013 and 2012 was approximately $26.4 million and $23.6 million, respectively.

Recent Developments

Executive Management Changes

Andrew Hidalgo Separation

On July 24, 2013, we entered into a separation agreement (the Separation Agreement) with Andrew Hidalgo (Hidalgo), our President, Chief Executive Officer and a member of the board of directors. Pursuant to the Separation Agreement, Hidalgo will resign effective at the close of business on July 30, 2013 (the Termination Date), as the President, Chief Executive Officer and a member of the board of directors of the Company and from all officer and director positions with all of our subsidiaries.

Pursuant to the Separation Agreement, Hidalgo intends to submit an offer to us to acquire our subsidiaries located in Trenton, New Jersey and Australia (the Proposed Acquisitions). Between the Termination Date and the earlier of (1) October 1, 2013 or (2) the date of closing of the Proposed Acquisitions by Hidalgo (the Severance Period), we shall continue to pay Hidalgo his current base salary of $325,000 per year through our normal payroll process. At the end of the Severance Period, Hidalgo shall be entitled to receive a severance payment equal to Hidalgo’s salary from the Termination Date through the end of the term of his employment agreement (January 31, 2018) minus any payments made to Hidalgo during the Severance Period (the Severance Payment).

Hidalgo shall be entitled to apply the Severance Payment towards the purchase price of the Proposed Acquisitions, if successful. In the event that the Proposed Acquisitions are not completed by October 1, 2013, the Company and Hidalgo shall negotiate the payment terms of the Severance Payment.

Sebastian Giordano Appointment

Effective August 1, 2013, Sebastian Giordano (Giordano), a member of our board of directors, will be appointed as our Interim Chief Executive Officer.

Effective August 1, 2013, we will enter into a letter agreement (the Giordano Agreement) with Giordano to serve as Interim Chief Executive Officer on a part-time basis until a permanent chief executive officer is appointed. The Giordano Agreement can be terminated by either party upon 30 days prior notice. Pursuant to the Giordano Agreement, Giordano shall receive a monthly consulting fee of $10,833. In addition, upon our approving a new stock incentive plan, Giordano shall receive a grant of 30,000 shares of our common stock and Giordano shall be entitled to receive a discretionary bonus upon successful achievement of a merger or acquisition of the Company by another entity. We will also reimburse Giordano for all reasonable expenses in connection with his services to us.

Reverse Stock Split

Effective May 28, 2013, we amended our Certificate of Incorporation, as amended, pursuant to which we effected a one-for-seven reverse split of our issued and outstanding shares of common stock (the Reverse Stock Split) and reduced the number of authorized shares of common stock by the same ratio, from 100 million to 14,285,715, by filing a Certificate of Amendment to the Certificate of Incorporation (the Certificate of Amendment) with the Secretary of State of Delaware to effectuate such amendment. The total issued and outstanding common stock was decreased from 6,954,766 shares to 993,538 shares. All share-related and per share information in this annual report have been adjusted to give effect to the Reverse Stock Split.

The purpose of the Reverse Stock Split was to raise the per share trading price of WPCS common stock to regain compliance with the $1.00 per share minimum bid price requirement for a continued listing on the NASDAQ Capital Market. In order to maintain the WPCS listing on the NASDAQ Capital Market, on or before June 24, 2013, our common stock was required to have a minimum closing bid price of $1.00 per share for a minimum of ten prior consecutive trading days, which compliance was achieved effective June 12, 2013.

Secured Note and Warrant Financing

On December 4, 2012, we entered into a Securities Purchase Agreement (the Purchase Agreement) with six accredited investors (the Buyers) pursuant to which, we sold an aggregate of (i) $4,000,000 principal amount of senior secured convertible notes (the Notes) and (ii) warrants (the Warrants) to purchase 2,274,796 shares of the our common stock (Common Stock), to the Buyers for aggregate gross proceeds of $4,000,000 (the Financing). The closing of the Financing was completed on December 5, 2012 (the Closing Date).

Pursuant to the terms of the Notes, we deposited the initial funds received from the Financing, minus $2,178,516, (the Initial Lending Amount) into an account (the Lockbox Account) controlled by Worldwide Stock Transfer, LLC (the Collateral Agent), as collateral agent on behalf of the Buyers. In addition, all payments of accounts receivable of the Company (and its domestic subsidiaries) shall be deposited into the Lockbox Account. We are permitted to receive from the Lockbox Account, on a daily basis, such amount of cash equal to: (A) (i) cash balance in the Lockbox Account plus (ii) 95% of available qualified accounts receivable minus (iii) $250,000 minus (B) amount of principal, accrued interest, fees, costs and expenses owed pursuant to the Notes. The Notes contain certain customary representations and warranties, affirmative and negative covenants and events of default. The principal covenant is that we shall maintain a current ratio of not less than 0.6 to 1.0 as of the last calendar day of each month. As of April 30, 2013, we are in compliance with these covenants.

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

Pursuant to the Purchase Agreement, we agreed to use our reasonable best efforts to obtain Stockholders’ Approval at the annual stockholder meeting for the issuance of all of the securities issuable pursuant to the Purchase Agreement. Prior to Stockholder Approval, the Buyers were prohibited from converting the Notes and/or exercising the Warrants and receiving shares of our Common Stock, in the aggregate, such that the number of shares of Common Stock issued upon such conversions and/or exercises exceeds 19.9% of the issued and outstanding shares of our Common Stock as of the Closing Date.

We obtained Stockholder Approval on February 28, 2013 (the Stockholder Approval Date). In addition, we obtained stockholders’ approval to increase our authorized shares of common stock from 3,571,429 to 14,285,715 and recorded an amendment to our articles of incorporation on March 4, 2013. As a result of the amendment, we expect to have sufficient common stock to fulfill our conversion obligations under the Purchase Agreement, and the Buyers are permitted to convert the Notes and/or exercise the Warrants in excess of 19.9% of the issued and outstanding shares of our Common Stock at a price that is less than the greater of book or market value.

The Notes were initially convertible into shares of Common Stock at a conversion price of $2.6376 per share (the Conversion Price). The Conversion Price will be adjusted to 85% of the average of the closing bid prices for the five consecutive trading dates immediately prior to the following adjustment dates: (1) the earlier of the effective date of a registration statement or six months after closing (the First Adjustment); (2) the later of the date that is three months after the First Adjustment or one year after closing; and (3) on the Stockholder Approval Date.

On the Stockholder Approval Date, the Conversion Price was adjusted to $2.1539 per share. There was no adjustment to the Conversion Price on the First Adjustment date. The Warrants are exercisable for a period of five years from the Closing Date at an initial exercise price of $3.2970 per share (the Exercise Price). The Exercise Price is subject to the same adjustments as provided in the Notes as described above, and as a result, the Exercise Price was adjusted to $2.1539 per share on the Stockholder Approval Date. As of the date of this annual report, none of the Notes or Warrants have been converted or exercised, accordingly.

Zurich Forbearance Agreement

On July 12, 2012, we executed a Surety Financing and Confession of Judgment Agreement (the Financing Agreement) with Zurich American Insurance Company (Zurich). Under the terms of the Financing Agreement, Zurich advanced us $793,927 to assist in the completion of the project contract with the Camden County Improvement Authority for work at the Cooper Medical Center of Rowan University (the Owner or Cooper Project), a $16.2 million project completed by our Trenton Operations. We were to repay Zurich the financial advances by September 2012, however we were in default under the terms of the Financing Agreement as we did not repay Zurich the $793,927, and Zurich paid certain of the our vendors pursuant to Zurich’s obligations under its payment bond on the Cooper Project. In addition, we are contingently liable to Zurich and its affiliate Fidelity and Deposit Company of Maryland (F&D) under a General Agreement of Indemnity (the Indemnity Agreement). Zurich and F&D, as surety, have issued certain performance and payment bonds on behalf of owners or customers regarding the Company’s work on various projects under the Indemnity Agreement. We agree to indemnify the surety for any payments made by Zurich on contracts of suretyship, guaranty or indemnity.

On April 17, 2013, we executed a Surety Forbearance and Confession of Judgment Agreement (the Forbearance Agreement) with Zurich, which supersedes the Financing Agreement. As of April 16, 2013, the total amount of claim losses, expenses and unpaid premiums due Zurich under the Forbearance Agreement less payments received by Zurich was $2,836,668 (the Loss Amount). Under the Forbearance Agreement, among other things, the parties have agreed to the following payments which will be credited against the Loss Amount owed to Zurich by us: (1) we shall make monthly payments to Zurich of $25,000 due upon the fifth of each month, up to and including December 5, 2013 (the Interim Liability Payments); (2) Zurich is to receive any and all amounts due under the contracts for which Zurich has issued one or more bonds (the Customer Payments); and (3) we shall assign and transfer and grant a security interest to Zurich in the proceeds of any claim against the Owner (the Claim), up to the Loss Amount as it exists at the time. As of April 30, 2013, the net Loss Amount owed Zurich under the Forbearance Agreement was $1,743,986, and is classified as Other Payable on our consolidated balance sheets. As of the date of this annual report, the Loss Amount owed to Zurich is approximately $1,634,000 following Interim Liability and Customer Payments made subsequent to April 30, 2013.

Each or any of the following shall constitute an event of default under the Forbearance Agreement: (a) failure by us to make any of the Interim Liability Payments; (b) failure by us to remit any Customer Payments received; (c) the failure by us or the Owner to remit the proceeds of the Claim to Zurich; and (d) any Loss Amount that still exists as of December 31, 2013. We are currently in compliance with the terms of the Forbearance Agreement.

We have submitted a revised Claim and request for equitable adjustment to the Owner in the amount of $2,421,425 for significant delays, disruptions and construction changes that were beyond its control and required the Company to perform additional work. We are currently in negotiations with the Owner to settle the Claim. The next step in the resolution process as set forth in the contract with the Owner is mandatory non-binding mediation through the American Arbitration Association (AAA). On April 15, 2013, we filed a Request for Mediation (the Mediation) with the AAA with regard to the Claim. We are awaiting a response from the Owner, and as such no date has been established for the Mediation. If we are successful in the settlement of this Claim we expect to use the proceeds from the Claim to repay Zurich the Loss Amount as it exists at the time. There can be no assurance that we will be successful in settling with the Owner for all or a portion of the submitted claim.

Sale of Hartford and Lakewood Operations

On July 25, 2012, we and the Hartford and Lakewood Operations entered into an asset purchase agreement (the Asset Purchase Agreement), pursuant to which the Hartford and Lakewood Operations sold substantially all of their assets and liabilities to two newly-created subsidiaries of Kavveri Telecom Products Limited (Kavveri) for a purchase price of $5.5 million in cash, subject to adjustment and assumption of various liabilities. At closing, we received $4.9 million in cash, and the remaining $600,000 of the purchase price was to be placed into escrow pursuant to the Asset Purchase Agreement. We used the proceeds from this sale to repay the full amount outstanding under the Credit Agreement of $4,022,320 as of July 25, 2012. The difference of $877,680 was deposited in our operating cash account.

The parties agreed to place $350,000 of the purchase price into escrow pending assignment of certain contracts post-closing, with us receiving those funds upon successful assignment of the contracts. The remaining $250,000 was to be escrowed for purposes of satisfying certain adjustments to the purchase price based on a final net asset valuation to be completed after closing as well as repurchase obligations of certain delinquent accounts receivable. No later than three days after the final determination of the net asset valuation, the purchasers are required to deposit the $600,000 into escrow. To date, the Company has not reached agreement with Kavveri with regard to resolving the net asset valuation. On January 28, 2013, Kavveri submitted a revised aggregate claim for indemnification by us of approximately $1,511,000 with regard to (1) net asset valuation claim owed of approximately $698,000, which included accounts receivable deemed uncollectible of $519,000 related to a project that was completed by our former Hartford Operations and accepted by the customer on or prior to the Closing Date; and (2) delinquent account receivables to be repurchased of approximately $813,000.

On February 27, 2013, we notified Kavveri that we disputed these claims. Among other things, we dispute the amount of the delinquent receivables, and believe that after consideration of reserves for uncollectible accounts and other offsets previously considered in its calculation of the net asset valuation, the total amount of accounts receivable deemed uncollectible for repurchase to be approximately $36,000. However, we contend that Kavveri missed the deadline to notify us regarding the repurchase of delinquent receivables pursuant to the terms of the Asset Purchase Agreement regarding timing for notification to us, which would eliminate any repurchase payment owed by us to Kavveri. We also believe that the $519,000 of accounts receivable claimed for indemnification by Kavveri is without merit. Finally, we also dispute the net asset valuation claim, and believe Kavveri owes us approximately $58,000, following our evaluation of the uncollectible accounts receivable. With regard to the net asset valuation claim, if the parties disagree, and if they are unable to come to an agreement, the matter will be submitted to one or more independent, nationally-recognized accounting firms for final determination. As of the date of this annual report, no matters have been submitted to an independent accounting firm.

All operating results disclosed in this annual report only include the results from continuing operations, and exclude the results for the St. Louis and Sarasota Operations divested in September 2011, and the Hartford and Lakewood Operations asset sale, each of which are presented as discontinued operations. The Sarasota, Lakewood and Hartford Operations were previously reported in the wireless communications segment and the St. Louis Operation was reported in the specialty construction segment. We have also combined the management and operations of the Seattle and Portland Operations for efficiency.

Industry Trends

We focus on markets such as public services, healthcare, energy and international which continue to show growth potential.

•	Public services. We provide communications infrastructure for public services which include utilities, education, military and transportation infrastructure. We believe there is an active market for communications infrastructure in the public service sector due to the need to create cost efficiencies through the implementation of new communications technology.

•	Healthcare. We provide communications infrastructure for hospitals and medical centers. In the healthcare market, the aging population is resulting in demands for upgraded and additional hospital infrastructure. New construction and renovations are occurring for hospitals domestically and internationally. In addition, there is a need to reduce the cost of delivering healthcare by implementing new communications technology. Our services include electrical power, structured cabling, security systems, life safety systems, environmental controls and communication systems.

•	Energy. We provide communications infrastructure for petrochemical, natural gas and electric utility companies as well as renewable energy systems for various entities. The need to deliver basic energy more efficiently and to create new energy sources is driving the growth in energy construction. This creates opportunities to upgrade and deploy new communications technology and design and build renewable energy solutions.

•	International. We provide communications infrastructure internationally for a variety of companies and government entities. China is spending on building its internal infrastructure and Australia is upgrading their infrastructure. Both China and Australia have experienced positive GDP growth rates. The total international revenue was approximately 30.5% and 28.1 % for the years ended April 30, 2013 and 2012, respectively.

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

Design-Build Services

Historically, we have operated in three business segments: wireless communication; specialty construction; and electrical power. As part of the divestiture transactions described above, we reclassified the reporting units within our reportable segments. As a result, wireless communications includes the Suisun City and Australia Operations, specialty construction includes the China Operations, and electrical power includes Trenton, Seattle and Portland Operations, for each of the periods presented. For the fiscal year ended April 30, 2013, wireless communication represented approximately 41.7% of our total revenue, specialty construction represented approximately 12.4% of our total revenue and electrical power represented approximately 45.9% of our revenue. For the fiscal year ended April 30, 2012, wireless communication represented approximately 35.6% of our total revenue, specialty construction represented approximately 9.3% of our total revenue and electrical power represented approximately 55.1% of our revenue.

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

Customers

We serve a variety of public services, healthcare, energy and corporate enterprise customers. For the fiscal years ended April 30, 2013 and 2012, there was one customer in our Trenton Operations, the Cooper Project, which accounted for 13.6% and 15.5% of our revenue, respectively.

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

Backlog

As of April 30, 2013, we had a backlog of unfilled orders of approximately $26.4 million compared to approximately $23.6 million at April 30, 2012. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is an executed written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

Employees

As of April 30, 2013, we employed 250 full time employees, of whom 178 are project engineers and technicians, 19 are project managers, 50 are in administration and sales and three are executives. Approximately 63% of the project engineers are represented by the International Brotherhood of Electrical Workers. We also have non-union employees. We believe we have excellent relations with all of our employees. We have 112 union employees who are covered by contracts that expire at various times as follows:

Operations	# of Employees	Union Contract Expiration Date

Trenton	5	Effective until cancelled with 150 days notice
Seattle	22	May 31, 2015
	2	August 31, 2015
	1	June 30, 2015
	27	May 31, 2014
	14	July 31, 2014
Suisun City	40	November 30, 2014
	1	May 31, 2014

Total Union Employees	112

ITEM 1A - RISK FACTORS

The report of our independent registered public accounting firm contains an emphasis paragraph that indicates there is substantial doubt concerning our ability to continue as a going concern as a result of our recurring losses from operations, working capital deficiencies and the Zurich Forbearance Agreement.

Our audited consolidated financial statements for the fiscal years ended April 30, 2013 and 2012 were prepared on a going concern basis in accordance with GAAP. The going concern basis of presentation assumes that we will continue in operation and be able to realize our assets and discharge our liabilities and commitments in the normal course of business. In order for us to continue operations beyond the next twelve months we must be able discharge our liabilities and commitments in the normal course of business; generate operating income; reduce operating expenses; produce cash from our operating activities, repay or modify the terms of the Zurich Forbearance Agreement, settle the Claim with the Owner, and potentially raise additional funds to meet our working capital needs. We cannot guarantee that we will be able to generate operating income, reduce operating expenses, produce cash from our operating activities, repay or modify the Zurich Forbearance Agreement or obtain additional funds through either debt or equity financing transactions or settle the Claim, or that such funds, if available, will be obtainable on satisfactory terms. If we are unable to reduce operating expenses, produce cash from our operating activities, repay or modify the Zurich Forbearance Agreement, or obtain additional funds through either debt or equity financing transactions or settle the Claim, we may be unable to continue to fund our operations, provide our services or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our consolidated financial statements, and stockholders may lose all or part of their investment in our common stock. The accompanying financial statements do not contain any adjustments as a result of this uncertainty.

Our Notes impose restrictions on us which may prevent us from engaging in transactions that might benefit us, including responding to changing business and economic conditions or securing additional financing, if needed.

The terms of our indebtedness contain customary events of default and covenants that prohibit us from taking certain actions without satisfying certain financial tests or obtaining the consent of the lenders. The prohibited actions include, among other things:

•	buying back shares in excess of specified amounts;

•	making investments and acquisitions in excess of specified amounts;

•	incurring additional indebtedness in excess of specified amounts;

•	paying cash dividends;

•	creating certain liens against our assets;

•	prepaying subordinated indebtedness;

•	engaging in certain mergers or combinations; and

•	engaging in transactions that would result in a “change of control”.

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

For example, our Trenton Operations experienced significant adjustments to expected profits on four projects during the 2012 fiscal year, which significantly impacted our consolidated financial results for the year ended April 30, 2012. Cost estimates are reviewed regularly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments are made cumulative to the date of the revision. The cost estimates and related costs incurred for these four projects increased significantly during fiscal 2012. In particular, the most significant of these projects is an electrical project that was awarded to the Trenton Operations with a contract value of approximately $16.2 million. The total cost of this project was approximately $20.6 million. The fiscal 2012 effect of the revisions in estimated profit on this project resulted in a decrease in gross profit of approximately $6.0 million, and the decrease in gross profit on the other three projects totaled approximately $3.2 million, for an aggregate gross profit reduction of $9.2 million on these projects for the fiscal year ended April 30, 2012.

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

The U.S. economy is still recovering from the recent recession, and growth in economic activity has slowed substantially. In addition, the Australia Operations has experienced a slowing in revenue growth due to uncertainties in government spending as a result of changes in political party and related economic activity. It is uncertain when these conditions will significantly improve. Stagnant or declining economic conditions have adversely impacted the demand for our services and resulted in the delay, reduction or cancellation of certain projects and may continue to adversely affect us in the future. Additionally, our customers may finance their projects through the incurrence of debt or the issuance of equity. The availability of credit remains constrained, and many of our customers’ equity values have not fully recovered from the negative impact of the recession. A reduction in cash flow or the lack of availability of debt or equity financing may continue to result in a reduction in our customers’ spending for our services and may also impact the ability of our customers to pay amounts owed to us, which could have a material adverse effect on our operations and our ability to grow at historical levels.

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

We extend credit to our customers as a result of performing work under contract prior to billing our customers for that work. At April 30, 2013, we had net accounts receivable of approximately $8.4 million and costs and estimated earnings in excess of billings of $1.1 million. We periodically assess the credit risk of our customers and continuously monitor the timeliness of payments. Slowdowns in the industries we serve may impair the financial condition of one or more of our customers and hinder their ability to pay us on a timely basis or at all. Further, bankruptcies or financial difficulties within the markets we serve could hinder the ability of our customers to pay us on a timely basis or at all, reducing our cash flows and adversely impacting our liquidity and profitability. Additionally, we could incur losses in excess of current bad debt allowances.

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

As of April 30, 2013, we had a backlog of unfilled orders of approximately $26.4 million. This backlog amount is based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. In addition, contracts included in our backlog may not be profitable. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience delays or cancellations in the future. If our backlog fails to materialize, we could experience a further reduction in revenue, profitability and liquidity.

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

The Company’s success depends largely on the continued service and availability of key personnel.

Much of the Company’s future success depends on the continued availability and service of key personnel, including its executive team. The Company’s current Chairman and Chief Executive Officer (CEO), Andrew Hidalgo, who has overseen our Company since inception, will resign effective July 30, 2013 and a temporary CEO has been appointed while the Company searches for a permanent CEO and Chairman. Until such a replacement is found, the Company will rely upon its Interim CEO and existing executive team. Experienced personnel in the telecommunications industry are in high demand and competition for their talents is intense. There can be no assurance that the Company will continue to attract and retain key personnel.

Employee strikes and other labor-related disruptions may adversely affect our operations.

Our business is labor intensive, with certain projects requiring large numbers of engineers. As of April 30, 2013, approximately 45% of our workforce was unionized, including 63% of our project engineers. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct our business. If we are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages. Any of these events could be disruptive to our operations and could result in negative publicity, loss of contracts and a decrease in revenues.

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

The Federal government provides for various stimulus programs, such as grants, loan guarantees and tax incentives, relating to renewable energy, energy efficiency and electric power and telecommunications infrastructure. Some of these programs have expired, which may affect the economic feasibility of future projects. Additionally, while a significant amount of stimulus funds have been awarded, we cannot predict the timing and scope of any investments to be made under stimulus funding or whether stimulus funding will result in increased demand for our services. Investments for renewable energy, electric power infrastructure and telecommunications fiber deployment under Federal programs may not occur, may be less than anticipated or may be delayed, any of which would negatively impact demand for our services.

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

The stock market in general and the stock prices of technology and telecommunications companies in particular, have experienced volatility that has often been unrelated to or disproportionate to the operating performance of those companies. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. Between May 1, 2012 and April 30, 2013, our common stock has traded as low as $2.07 and as high as $8.05 per share, based upon information provided by the NASDAQ Capital Market. Factors, which could have a significant impact on the market price of our common stock include, but are not limited to, the following:

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

Approximately 30.5% of our revenue was derived from international markets during fiscal 2013. Our international operations are presently conducted in China and Australia. Economic conditions, including those resulting from wars, civil unrest, acts of terrorism and other conflicts or volatility in the global markets, may adversely affect our customers, their demand for our services and their ability to pay for our services. In addition, there are numerous risks inherent in conducting our business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements applicable to international operations, foreign currency fluctuations, exchange controls and other limits on our ability to repatriate earnings, political, economic and social conditions in foreign countries and complex U.S. and foreign laws and treaties, including tax laws and the U.S. Foreign Corrupt Practices Act (the “FCPA”). These risks could restrict our ability to provide services to international customers or to operate our international business profitably, and our overall business and results of operations could be negatively affected by our foreign activities.

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

We conduct certain business in China through our China Operations, which is organized under the laws of the PRC. Our China operations are directly related to and dependent on the social, economic and political conditions in this country, all of which we have no control over, and are influenced by many factors, including:

•	changes in the region’s economic, social and political conditions or government policies;

•	changes in trade laws, tariffs and other trade restrictions or licenses;

•	changes in foreign exchange regulation in China may limit our ability to freely convert currency to make dividends or other payments in U.S. dollars;

•	fluctuations in the value of the RMB (Chinese Yuan) could adversely affect the value of our investment in China;

•	adverse changes in tax laws and regulations;

•	difficulties in managing or overseeing our China operations, including the need to implement appropriate systems, policies, benefits and compliance programs; and

•	different liability standards and less developed legal systems that may be less predictable than those in the United States.

The occurrence or consequences of any of these conditions may restrict our ability to operate and/or decrease the profitability our operations in China.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our principal executive office is located in Exton, Pennsylvania. We operate our business under office leases in the following locations:

Location	Operations	Lease Expiration Date	Annual Rent

Exton, Pennsylvania	WPCS	January 31, 2014	$43,632
Redmond, Washington	Seattle	December 31, 2017	$68,999
Suisun City, California	Suisun City	February 28, 2014	$63,500
Reno, Nevada	Suisun City	December 31, 2014	$4,920
Sacramento, California	Suisun City	December 31, 2014	$35,712
Jamesburg, New Jersey	Trenton	June 30, 2015	$74,532
Woombye, Queensland, Australia (1)	Australia	December 1, 2013	$68,132
Nundah, Queensland, Australia	Australia	March 30, 2015	$31,859
Toowoomba QLD, Australia	Australia	January 31, 2014	$20,020

(1)	We lease our Woombye, Queensland, Australia location from Pride Property Trust, of which the former shareholders of Pride are the trustees.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is currently traded on The NASDAQ Capital Market under the symbol “WPCS.” Prior to August 9, 2012, our common stock was traded on The NASDAQ Global Market under the symbol “WPCS.” For the periods indicated, the following table sets forth the high and low sale prices of our common stock as reported by The NASDAQ Stock Market.

Period	High	Low
Fiscal Year Ended April 30, 2013:
First Quarter	$8.05	$4.90
Second Quarter	6.19	2.59
Third Quarter	5.03	2.10
Fourth Quarter	3.29	2.07

Fiscal Year Ended April 30, 2012:
First Quarter	$21.28	$15.61
Second Quarter	21.07	10.99
Third Quarter	15.82	10.29
Fourth Quarter	12.04	6.82

On July 22, 2013, the closing sale price of our common stock, as reported by The NASDAQ Capital Market, was $3.61 per share. On July 22, 2013, there were 55 holders of record of our common stock, which does not include shares held in street name.

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

Overview

We are a global provider of design-build engineering services for communications infrastructure, with approximately 250 employees in five operations centers on three continents. We provide our engineering capabilities including wireless communication, specialty construction and electrical power to a diversified customer base in the public services, healthcare, energy and corporate enterprise markets worldwide.

The global economy depends on efficient voice, data and video communication. Old communication infrastructure needs to be replaced and new technology needs to be implemented. We believe we have the design-build capabilities to address the demand. For communication infrastructure projects that are significant in scope, we have the ability to offer wireless communication, specialty construction and electrical power. Because we are technology independent, we can integrate multiple products and services across a variety of communication requirements. This gives our customers the flexibility to obtain the most appropriate solution for their communication needs on a cost effective basis. In wireless communication, we can design and deploy all types of wireless systems in a variety of applications. In specialty construction, we have provided services for basic energy. On the electrical power side, we are capable of all types of commercial and industrial electrical work including the integration of advanced building communications technology for voice and data, life safety, security and HVAC.

For the fiscal year ended April 30, 2013, we generated revenues from continuing operations of approximately $42.3 million, compared to $65.5 million for the fiscal year ended April 30, 2012. Our backlog at April 30, 2013 and 2012 was approximately $26.4 million and $23.6 million, respectively.

Recent Developments

Executive Management Changes

Andrew Hidalgo (Hidalgo) Separation

On July 24, 2013, we entered into the Separation Agreement with Hidalgo, our President, Chief Executive Officer and a member of the board of directors. Pursuant to the Separation Agreement, Hidalgo will resign effective with the Termination Date on July 30, 2013, as the President, Chief Executive Officer and a member of the board of directors of the Company and from all officer and director positions with all of our subsidiaries.

Pursuant to the Separation Agreement, Hidalgo intends to submit an offer to us to acquire the Proposed Acquisitions of the Trenton and Australia Operations. During the Severance Period, we shall continue to pay Hidalgo his current base salary of $325,000 per year through our normal payroll process. At the end of the Severance Period, Hidalgo shall be entitled to receive a Severance Payment equal to Hidalgo’s salary from the Termination Date through the end of the term of his employment agreement (January 31, 2018) minus any payments made to Hidalgo during the Severance Period.

Hidalgo shall be entitled to apply the Severance Payment towards the purchase price of the Proposed Acquisitions, if successful. In the event that the Proposed Acquisitions are not completed by October 1, 2013, the Company and Hidalgo shall negotiate the payment terms of the Severance Payment.

Sebastian Giordano (Giordano) Appointment

Effective August 1, 2013, Giordano, a member of our board of directors, will be appointed our Interim Chief Executive Officer.

Effective August 1, 2013, the Company will enter into the Giordano Agreement with Giordano to serve as Interim Chief Executive Officer on a part-time basis until a permanent chief executive officer is appointed. The Giordano Agreement can be terminated by either party upon 30 days prior notice. Pursuant to the Giordano Agreement, Giordano shall receive a monthly consulting fee of $10,833. In addition, upon our approving a new stock incentive plan, Giordano shall receive a grant of 30,000 shares of our common stock and Giordano shall be entitled to receive a discretionary bonus upon successful achievement of a merger or acquisition of the Company by another entity. We will also reimburse Giordano for all reasonable expenses in connection with his services to us.

Reverse Stock Split

Effective May 28, 2013, we amended our Certificate of Incorporation, as amended, pursuant to which we affected a Reverse Stock Split and reduced the number of authorized shares of common stock by the same ratio, from 100 million to 14,285,715. The total issued and outstanding common stock was decreased from 6,954,766 shares to 993,538 shares. All share-related and per share information in this annual report have been adjusted to give effect to the Reverse Stock Split.

The purpose of the Reverse Stock Split was to raise the per share trading price of WPCS common stock to regain compliance with the $1.00 per share minimum bid price requirement for a continued listing on The NASDAQ Capital Market. In order to maintain the WPCS listing on the NASDAQ Capital Market, on or before June 24, 2013, our common stock was required to have a minimum closing bid price of $1.00 per share for a minimum of ten prior consecutive trading days, which compliance was achieved effective June 12, 2013.

Secured Note and Warrant Financing

On December 4, 2012, we entered into the Purchase Agreement with the Buyers pursuant to which, we sold an aggregate of (i) $4,000,000 principal amount of Notes and (ii) Warrants to purchase 2,274,796 shares of our Common Stock to the Buyers for aggregate gross Financing proceeds of $4,000,000.

Pursuant to the terms of the Notes, we deposited the initial funds received from the Financing, minus the Initial Lending Amount of $2,178,516 into the Lockbox Account controlled by the Collateral Agent, as collateral agent on behalf of the Buyers. In addition, all payments of our accounts receivable (and our domestic subsidiaries) shall be deposited into the Lockbox Account. We are permitted to receive from the Lockbox Account, on a daily basis, such amount of cash equal to: (A) (i) cash balance in the Lockbox Account plus (ii) 95% of available qualified accounts receivable minus (iii) $250,000 minus (B) amount of principal, accrued interest, fees, costs and expenses owed pursuant to the Notes. The Notes contain certain customary representations and warranties, affirmative and negative covenants and events of default. The principal covenant is that we shall maintain a current ratio of not less than 0.6 to 1.0 as of the last calendar day of each month. As of April 30, 2013, we are in compliance with these covenants.

We used the Initial Lending Amount to repay the existing loan of $2,000,000, plus $78,516 of interest accrued and fees and expenses to Sovereign, which Credit Agreement was terminated in connection with the Financing, and $100,000 for Buyer legal fees in connection with the Notes.

Pursuant to the Purchase Agreement, we agreed to use our reasonable best efforts to obtain our Stockholders’ Approval at the next annual stockholder meeting for the issuance of all of the securities issuable pursuant to the Purchase Agreement. Prior to Stockholder Approval, the Buyers were prohibited from converting the Notes and/or exercising the Warrants and receiving shares of our Common Stock, in the aggregate, such that the number of shares of Common Stock issued upon such conversions and/or exercises exceeds 19.9% of the issued and outstanding shares of our Common Stock as of the Closing Date.

We obtained Stockholder Approval on February 28, 2013. In addition, we obtained stockholders’ approval to increase our authorized shares of common stock from 3,571,429 to 14,285,715 and recorded an amendment to our articles of incorporation on March 4, 2013. As a result of the amendment, we expect to have sufficient common stock to fulfill our conversion obligations under the Purchase Agreement, and the Buyers are permitted to convert the Notes and/or exercise the Warrants in excess of 19.9% of the issued and outstanding shares of our Common Stock at a price that is less than the greater of book or market value.

The Notes were initially convertible into shares of Common Stock at the Conversion Price of $2.6376 per share. The Conversion Price will be adjusted to 85% of the average of the closing bid prices for the five consecutive trading dates immediately prior to the following adjustment dates: (1) the earlier of the effective date of a registration statement or six months after closing (the First Adjustment); (2) the later of the date that is three months after the First Adjustment or one year after closing; and (3) on the Stockholder Approval Date.

On the Stockholder Approval Date, the Conversion Price was adjusted to $2.1539 per share. There was no adjustment to the Conversion Price on the First Adjustment date. The Warrants are exercisable for a period of five years from the Closing Date at an initial exercise price of $3.2970 per share (the Exercise Price). The Exercise Price is subject to the same adjustments as provided in the Notes as described above, and as a result, the Exercise Price was adjusted to $2.1539 per share on the Stockholder Approval Date. As of the date of this annual report, none of the Notes or Warrants have been converted or exercised, accordingly.

Zurich Forbearance Agreement

On July 12, 2012, we executed the Financing Agreement with Zurich, to assist in the completion of the project contract with the Owner or Cooper Project. Under the terms of the Financing Agreement, Zurich advanced us $793,927 to assist in the completion of the Cooper Project, a $16.2 million project completed by our Trenton Operations. We were to repay Zurich the financial advances by September 2012, however we were in default under the terms of the Financing Agreement as we did not repay Zurich the $793,927, and Zurich paid certain of the our vendors pursuant to Zurich’s obligations under its payment bond on the Cooper Project. In addition, we are contingently liable to Zurich and its affiliate F&D under the Indemnity Agreement. Zurich and F&D, as surety, have issued certain performance and payment bonds on behalf of owners or customers regarding the Company’s work on various projects under the Indemnity Agreement. We also agree to indemnify the surety for any payments made by Zurich on contracts of suretyship, guaranty or indemnity.

On April 17, 2013, we executed the Forbearance Agreement with Zurich, which supersedes the Financing Agreement. As of April 16, 2013, the total Loss Amount due Zurich under the Forbearance Agreement less payments received by Zurich was $2,836,668. Under the Forbearance Agreement, among other things, the parties have agreed to the following payments which will be credited against the Loss Amount owed to Zurich by us: (1) the Interim Liability Payments; (2) the Customer Payments; and (3) the Claim, up to the Loss Amount as it exists at the time. As of April 30, 2013, the net Loss Amount owed Zurich under the Forbearance Agreement was $1,743,986, and is classified as Other Payable on our consolidated balance sheets. As of the date of this annual report, the Loss Amount owed to Zurich is approximately $1,634,000 following Interim Liability and Customer Payments made subsequent to April 30, 2013.

Each or any of the following shall constitute an event of default under the Forbearance Agreement: (a) failure by us to make any of the Interim Liability Payments; (b) failure by us to remit any Customer Payments received; (c) the failure by us or the Owner to remit the proceeds of the Claim to Zurich; and (d) any Loss Amount that still exists as of December 31, 2013. We are currently in compliance with the terms of the Forbearance Agreement.

We have submitted a revised Claim and request for equitable adjustment to the Owner in the amount of $2,421,425 for significant delays, disruptions and construction changes that were beyond our control and required us to perform additional work. We are currently in negotiations with the Owner to settle the Claim. The next step in the resolution process as set forth in the contract with the Owner is mandatory non-binding mediation through the AAA. On April 15, 2013, we filed the Mediation request with the AAA with regard to the Claim. We are awaiting a response from the Owner, and as such no date has been established for the Mediation. If we are successful in the settlement of this Claim we expect to use the proceeds from the Claim to repay Zurich the Loss Amount as it exists at the time. There can be no assurance that we will be successful in settling with the Owner for all or a portion of the submitted claim.

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

The parties agreed to place $350,000 of the purchase price into escrow pending assignment of certain contracts post-closing, with us receiving those funds upon successful assignment of the contracts. The remaining $250,000 was to be escrowed for purposes of satisfying certain adjustments to the purchase price based on a final net asset valuation to be completed after closing as well as repurchase obligations of certain delinquent accounts receivable. No later than three days after the final determination of the net asset valuation, the purchasers are required to deposit the $600,000 into escrow. To date, we have not reached agreement with Kavveri with regard to resolving the net asset valuation. On January 28, 2013, Kavveri submitted a revised aggregate claim for indemnification by us of approximately $1,511,000 with regard to (1) net asset valuation claim owed of approximately $698,000, which includes accounts receivable deemed uncollectible of $519,000 related to a project that was completed by our former Hartford Operations and accepted by the customer on or prior to the Closing Date; and (2) delinquent account receivables to be repurchased of approximately $813,000.

On February 27, 2013, we notified Kavveri that we disputed these claims. Among other things, we dispute the amount of the delinquent receivables, and believe that after consideration of reserves for uncollectible accounts and other offsets previously considered in its calculation of the net asset valuation, the total amount of accounts receivable deemed uncollectible for repurchase to be approximately $36,000. However, we contend that Kavveri missed the deadline to notify us regarding the repurchase of delinquent receivables pursuant to the terms of the Asset Purchase Agreement regarding timing for notification to us, which would eliminate any repurchase payment owed by us to Kavveri. We also believe that the $519,000 of accounts receivable claimed for indemnification by Kavveri is without merit. Finally, we also dispute the net asset valuation claim, and believe Kavveri owes us approximately $58,000, following our evaluation of the uncollectible accounts receivable. With regard to the net asset valuation claim, if the parties disagree, and if they are unable to come to an agreement, the matter will be submitted to one or more independent, nationally-recognized accounting firms for final determination. As of the date of this annual report, no matters have been submitted to the independent accounting firm.

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

Industry Trends

We focus on markets such as public services, healthcare, energy and international which continue to show growth potential.

•	Public services. We provide communications infrastructure for public services which include utilities, education, military and transportation infrastructure. We believe there is an active market for communications infrastructure in the public service sector due to the need to create cost efficiencies through the implementation of new communications technology.

•	Healthcare. We provide communications infrastructure for hospitals and medical centers. In the healthcare market, the aging population is resulting in demands for upgraded and additional hospital infrastructure. New construction and renovations are occurring for hospitals domestically and internationally. In addition, there is a need to reduce the cost of delivering healthcare by implementing new communications technology. Our services include electrical power, structured cabling, security systems, life safety systems, environmental controls and communication systems.

•	Energy. We provide communications infrastructure for petrochemical, natural gas and electric utility companies as well as renewable energy systems for various entities. The need to deliver basic energy more efficiently and to create new energy sources is driving the growth in energy construction. This creates opportunities to upgrade and deploy new communications technology and design and build renewable energy solutions.

•	International. We provide communications infrastructure internationally for a variety of companies and government entities. China is spending on building its internal infrastructure and Australia is upgrading their infrastructure. Both China and Australia have experienced positive GDP growth rates. The total international revenue was approximately 30.5% and 28.1 % for the years ended April 30, 2013 and 2012, respectively.

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year.

In regards to our financial results for the year ended April 30, 2013, we continue to make progress in turning around our financial performance, as compared to the year ended April 30, 2012. We have employed cost reduction strategies, and made management changes by hiring experienced leadership in Suisun City, especially in the project management and estimating roles, which we believe has significantly helped this operation return to EBITDA profitability. In our Trenton Operations, we completed the Cooper Project, which was a project we incurred a loss of approximately $6 million in fiscal 2012. During fiscal 2013, we have received approximately $1.6 million of change orders, in order to recoup some of the loss that we incurred in the prior year. At the same time, we concentrated the Trenton Operation on pursuing smaller revenue projects that can be performed profitably and implemented cost reduction strategies, resulting in this operation generating EBITDA profitability in fiscal 2013. Furthermore, we have also submitted a revised claim for approximately $2.4 million to the Owner for significant cost overruns as a result of significant delays, disruptions and construction changes which were beyond our control and required us to perform additional work.

For the year ended April 30, 2013, we generated consolidated EBITDA as adjusted of approximately $818,000, as compared to an EBITDA loss as adjusted of $12.2 million for the year ended April 30, 2012. Except for the results of our Australia Operations, the remaining four operation centers performed profitably in fiscal 2013 from an EBITDA as adjusted perspective. The results for the year ended April 30, 2013 include $1,640,644 of change orders received by the Trenton Operations related to the Cooper Project. As mentioned above, the financial results for the year ended April 30, 2012 were adversely impacted by the significant increases in cost estimates and costs incurred on four projects in the Trenton Operations, the most significant of these being the Cooper Project.

EBITDA as adjusted is defined as earnings before interest, noncontrolling interest, income taxes including noncash charges for deferred tax asset valuation allowances, gain or loss from discontinued operations, change in fair value of derivative liabilities, acquisition-related contingent earn-out costs, goodwill impairment, one-time charges related to strategic alternatives and depreciation and amortization. Management uses EBITDA to assess the ongoing operating and financial performance of our Company. This financial measure is not in accordance with GAAP and may differ from non-GAAP measures used by other companies. A reconciliation of EBITDA as adjusted is as follows:

	Years Ended
	April 30,
	2013	2012

NET LOSS ATTRIBUTABLE TO WPCS, GAAP	$(6,910,727)	$(20,547,831)

Plus:
Net income (loss) attributable to noncontrolling interest	95,406	(21,840)
Loss from discontinued operations, net of tax	589,619	2,845,677
Loss (gain) from disposal of discontinued operations	(1,756,586)	1,032,737
Income tax provision	758,144	1,876,476
Interest expense	2,124,833	845,502
Change in fair value of derivative liabilities	2,703,248	-
Interest income	(54,620)	(54,245)
Change in fair value of acquisition-related contingent consideration	-	83,628
One time strategic costs	-	(45,346)
Goodwill and intangible assets impairment	1,936,059	20,167
Depreciation and amortization	1,332,169	1,775,672

Consolidated EBITDA as adjusted, Non-GAAP	$817,545	$(12,189,403)

In regards to our financial results for the year ended April 30, 2013, we generated a net loss of approximately $6,911,000, or $6.95 per diluted common share, which includes noncash charges of approximately $1,936,000 for the impairment of goodwill related to Pride, noncash charges of approximately $4.1 million related to the amortization of Note discount and change in fair value of the derivative liabilities associated with the Notes and Warrants, and a $2.3 million noncash valuation allowance on our foreign deferred tax assets. These noncash charges have no impact on our operations or cash flows. The net loss also includes income from discontinued operations for the Hartford and Lakewood Operations of approximately $1.2 million, or $1.17 per diluted common share.

The net loss in fiscal 2013 compares to a net loss of approximately $20,548,000, or $20.68 per diluted common share, for the year ended April 30, 2012, as a result of the adverse financial performance of the Trenton Operations in fiscal 2012. The net loss in 2012 includes a $6.6 million noncash valuation allowance on our U.S. Federal and state deferred tax assets. The net loss also includes a loss from discontinued operations for the Hartford, Lakewood, Sarasota and St. Louis Operations of approximately $3.9 million, or $3.90 per diluted common share for the year ended April 30, 2012.

The markets we serve in public services, healthcare, and energy continue to afford opportunities to grow our business. Two of our most important economic indicators for measuring our future revenue producing capability and demand for our services continue to be our backlog and bid list. For comparative purposes our backlog and bid list for prior periods only includes our continuing operations. Our backlog of unfilled orders was approximately $26.4 million at April 30, 2013, compared to backlog of $27.6 million at January 31, 2013, and $23.6 million at April 30, 2012.

Our bid list, which represents project bids under proposal for new and existing customers, was approximately $60.7 million at April 30, 2013, compared to approximately $54.4 million at January 31, 2013 and $86.5 million at April 30, 2012. Our goal is to continue converting more of these bids into contract awards and to increase our backlog in the quarters ahead.

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

Results of Operations for the Fiscal Year Ended April 30, 2013 Compared to Fiscal Year Ended April 30, 2012

Consolidated results for the years ended April 30, 2013 and 2012 were as follows.

	Years Ended
	April 30,
	2013		2012

REVENUE	$42,328,675	100.0%	$65,462,157	100.0%

COSTS AND EXPENSES:
Cost of revenue	29,948,760	70.8%	63,504,085	97.0%
Selling, general and administrative expenses	11,562,370	27.3%	14,102,129	21.6%
Depreciation and amortization	1,332,169	3.1%	1,775,672	2.7%
Goodwill and intangible assets impairment	1,936,059	4.5%	20,167	-
Change in fair value of acquisition-related contingent consideration	-	-	83,628	0.1%

Total costs and expenses	44,779,358	105.7%	79,485,681	121.4%

OPERATING LOSS	(2,450,683)	(5.7)%	(14,023,524)	(21.4)%

OTHER EXPENSE (INCOME):
Interest expense	2,124,833	5.1%	845,502	1.3%
Change in fair value of derivative liabilities	2,703,248	6.4%	-	-
Interest income	(54,620)	(0.1)%	(54,245)	(0.1)%

Loss from continuing operations before income tax provision	(7,224,144)	(17.1)%	(14,814,781)	(22.6)%

Income tax provision	758,144	1.8%	1,876,476	2.9%

LOSS FROM CONTINUING OPERATIONS	(7,982,288)	(18.9)%	(16,691,257)	(25.5)%
Discontinued operations
Loss from operations of discontinued operations, net of tax	(589,619)	(1.4)%	(2,845,677)	(4.3)%
Gain (loss) from disposal	1,756,586	4.2%	(1,032,737)	(1.6)%

Income (loss) from discontinued operations, net of tax	1,166,967	2.8%	(3,878,414)	(5.9)%

CONSOLIDATED NET LOSS	(6,815,321)	(16.1)%	(20,569,671)	(31.4)%

Net income (loss) attributable to noncontrolling interest	95,406	0.2%	(21,840)	-

NET LOSS ATTRIBUTABLE TO WPCS	$(6,910,727)	(16.3)%	$(20,547,831)	(31.4)%

Revenue

Revenue for the year ended April 30, 2013 was approximately $42,329,000, as compared to approximately $65,462,000 for the year ended April 30, 2012. The decrease in revenue was due to two factors: (1) the planned strategic change to re-focus the Trenton Operation as a smaller revenue producing operation that returns to profitability; and (2) project delays or postponement of new project bid awards at the state and local government level due to political and economic climate, primarily in the Australia Operations. For the year ended April 30, 2013 and 2012, we had one customer, the Cooper Project, which comprised 13.6% and 15.5% of total revenue, respectively.

Wireless communication segment revenue for the years ended April 30, 2013 and 2012 was approximately $17,665,000 or 41.7% and $23,312,000 or 35.6% of total revenue, respectively. The decrease in revenue was due primarily to project delays on existing contracts and delays or postponements of new project bid awards from prior quarters at the state and local government level for public services projects, primarily in the Australia Operations, the revenue of which is expected to be recognized in future periods. The increase as a percentage of total revenue was due to a change in segment revenue mix as a result of the reduction in revenue of the electrical power segment described below.

Specialty construction segment revenue for the years ended April 30, 2013 and 2012 was approximately $5,258,000 or 12.4% and $6,094,000 or 9.3% of total revenue, respectively. The decrease in revenue was attributable to fewer projects completed for year ended April 30, 2013 as compared to the same period in the prior year for the China Operations.

Electrical power segment revenue for the years ended April 30, 2013 and 2012 was approximately $19,406,000 or 45.9% and $36,056,000 or 55.1% of total revenue, respectively. The decrease in revenue and as a percentage of revenue was due primarily to the planned strategic change to re-focus the Trenton Operation as a smaller revenue producing operation that returns to profitability. It is not expected that similar future projects will replace the Cooper Project or other larger projects that were completed in the prior period by the Trenton Operations. Therefore, it is expected that our revenue in the electrical power segment will not substantially increase in the near future, as compared to current period levels.

Cost of Revenue

Cost of revenue consists of direct costs on contracts, materials, direct labor, third party subcontractor services, union benefits and other overhead costs. Our cost of revenue was approximately $29,949,000 or 70.8% of revenue for the year ended April 30, 2013, compared to $63,504,000 or 97.0% for the same period of the prior year. The dollar decrease in our total cost of revenue is primarily due to primarily due to two factors: (1) during the year ended April 30, 2012, we increased the cost estimates significantly on four large projects and accrued the expected losses on the projects in the Trenton Operations, which resulted in a significant increase in the cost of revenue. As these projects were completed and costs were incurred and estimated losses were recognized in the prior fiscal year, there were no significant costs incurred on these projects for the year ended April 30, 2013; and (2) the corresponding decrease in revenue for the year ended April 30, 2013. The decrease as a percentage of revenue is due to: (1) the revenue blend of project work completed during the period; and (2) the current period contained a smaller percentage of lower margin work performed by the Trenton Operations, including the Cooper Project, as compared to the same period in the prior period. The cost of revenue as a percentage of revenue was abnormally high in the year ended April 30, 2012 due to the increase in cost estimates on the four projects described above; and (3) the current period included approximately $1,641,000 of change order revenue related to the Cooper Project, the costs of which were incurred or accrued in fiscal 2012.

Wireless communication segment cost of revenue and cost of revenue as a percentage of revenue for the years ended April 30, 2013 and 2012 was approximately $12,518,000 and 70.9% and $17,023,000 and 73.0%, respectively. The dollar decrease in our cost of revenue is due primarily to the corresponding decrease in revenue for the year ended April 30, 2013. The decrease as a percentage of revenue is due to the revenue blend of project work performed during the year ended April 30, 2013.

Specialty construction segment cost of revenue and cost of revenue as a percentage of revenue for the years ended April 30, 2013 and 2012 was approximately $3,446,000 and 65.5% and $3,981,000 and 65.3%, respectively. The dollar decrease in our cost of revenue is due to the corresponding decrease in revenue for the year ended April 30, 2013 in our China Operations. The slight increase as a percentage of revenue is due to the revenue blend of project work performed.

Electrical power segment cost of revenue and cost of revenue as a percentage of revenue for the years ended April 30, 2013 and 2012 was approximately $13,984,000 and 72.1% and $42,500,000 and 117.9%, respectively. The dollar decrease in our total cost of revenue is primarily due to two factors: (1) during the year ended April 30, 2012, we increased the cost estimates significantly on four large projects and accrued the expected losses on the projects in the Trenton Operations, which resulted in a significant increase in the cost of revenue. As these projects were completed and costs were incurred and estimated losses were recognized in the prior fiscal year, there were no significant costs incurred on these projects for the year ended April 30, 2013; and (2) the corresponding decrease in revenue for the year ended April 30, 2013. The decrease as a percentage of revenue is due to: (1) during the year ended April 30, 2012, we increased the cost estimates significantly on four large projects and accrued the expected losses on the projects in the Trenton Operations, which resulted in a significant increase in the cost of revenue as a percentage of revenue. As these projects were completed and costs incurred in prior periods, there were no significant costs incurred on these projects for the year ended April 30, 2013; and (2) the current period containing a much smaller percentage of lower margin work performed by the Trenton Operations, including the Cooper Project, as compared to the same period in the prior period. The cost of revenue as a percentage of revenue was abnormally high in the year ended April 30, 2012 due to the increase in cost estimates on the four projects described above; and (3) the current period included approximately $1,641,000 of change order revenue related to the Cooper Project, the costs of which were incurred or accrued in fiscal 2012.

Selling, General and Administrative Expenses

For the year ended April 30, 2013, total selling, general and administrative expenses were approximately $11,562,000 or 27.3% of total revenue compared to $14,102,000, or 21.5% of revenue for the same period of the prior year. Included in selling, general and administrative expenses for the year ended April 30, 2013 is $6,732,000 for salaries, commissions, payroll taxes and other employee benefits. The decrease of $1,064,000 in salaries and commissions compared to the prior period is due to lower salaries from cost reduction strategies. Professional fees were $1,151,000, which include on-going accounting, legal and investor relation fees. Insurance costs were $942,000 and rent for office facilities was $491,000. Automobile and other travel expenses were $1,278,000 and telecommunication expenses were $186,000. Other selling, general and administrative expenses totaled $782,000. The decrease in other selling, general and administrative expenses compared to the prior year is due to primarily to lower costs incurred related to bad debt expense, sales of fixed assets, recruiting and subscription expenses. For the year ended April 30, 2013, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $4,979,000, $503,000 and $3,142,000, respectively, with the balance of approximately $2,938,000 pertaining to corporate expenses.

For the year ended April 30, 2012, total selling, general and administrative expenses were approximately $14,102,000, or 21.5% of total revenue. Included in selling, general and administrative expenses for the year ended April 30, 2012 is $7,796,000 for salaries, commissions, payroll taxes and other employee benefits. Net professional fees were $1,088,000 which include on-going accounting, legal and investor relation fees of $929,000, $297,000 of incremental third party investment banking and legal expenses related to the terminated strategic alternatives effort, offset by a $250,000 break-up fee paid by Multiband, Inc. (Multiband) regarding the termination of the acquisition of our company. Insurance costs were $945,000 and rent for office facilities was $570,000. Automobile and other travel expenses were $1,376,000 and telecommunication expenses were $249,000. Other selling, general and administrative expenses totaled $2,078,000, which included a $739,000 provision for bad debt expense, primarily related to our China and Australia Operations. For the year ended April 30, 2012, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $5,857,000, $876,000 and $4,403,000, respectively, with the balance of approximately $2,966,000 pertaining to corporate expenses.

Depreciation and Amortization

For the years ended April 30, 2013 and 2012, depreciation was approximately $1,200,000 and $1,617,000, respectively. The net decrease in depreciation expense is due to the retirement of certain assets offset by fixed asset additions. The amortization of customer lists and backlog for the years ended April 30, 2013 and 2012 was $133,000 and $159,000, respectively. The decrease in amortization expense compared to the same period in the prior year was due primarily to certain customer lists and backlog being fully amortized in the prior year compared to the current year. All customer lists are amortized over a period of three to nine years from the date of their acquisitions. Backlog is amortized over a period of one to three years from the date of acquisition based on the expected completion period of the related contracts.

Goodwill and Intangible Assets Impairment

As a result of performing our annual step one testing for goodwill impairment, we determined that the carrying value of Pride, included in our Australia Operations, exceeded its fair value, thus failing the first step of the goodwill impairment test, primarily driven by current operating results and economic climate in Pride’s operations. Based on the results of the step one testing, we completed the second step of the goodwill impairment test, which included calculating an implied fair value of the goodwill of Pride, by allocating the fair values of substantially all of its individual assets, liabilities and identified intangible assets, as if this reporting unit had been acquired in a business combination, which resulted in no allocation of fair value to goodwill. As a result, we recorded a goodwill impairment charge of $1,936,000 in the fourth quarter of fiscal 2013 ended April 30, 2013. This impairment charge is a noncash charge that does not impact our consolidated cash flows or adjusted EBITDA.

At April 30, 2012, we determined that the customer lists for the Trenton reporting unit was impaired due to projected future operating performance. As a result, we recorded an impairment charge related to these customer lists of $20,167.

Change in Fair Value of Acquisition-Related Contingent Consideration

For the years ended April 30, 2013 and 2012, the change in fair value of acquisition-related contingent consideration was approximately $0 and $84,000, respectively. The change in fair value of acquisition-related contingent consideration is due to the non-cash expense recorded in the fiscal 2012 statement of operations for the change in present value of future payments of acquisition-related contingent consideration related to the Pride acquisition. In connection with the acquisition of Pride on November 1, 2009, during fiscal 2012, we paid additional purchase price of $1,047,732 to the former Pride shareholders upon the achievement of specified earnings before interest and taxes. As a result, the settlement acquisition-related contingent consideration was completed, and no further expense was recorded.

Interest Expense and Interest Income

For the years ended April 30, 2013 and 2012, interest expense was approximately $2,125,000 and $846,000, respectively. The increase in interest expense is due primarily to the following: (1) the recognition of the initial noncash interest expense of approximately $244,000 for the excess in the fair value of the derivatives related to the embedded conversion features of the Notes and Warrants over the debt amount as of the Closing Date; (2) noncash interest expense for the amortization of the debt discount for the Notes of $1,111,000 for the year ended April 30, 2013; (3) the amortization of the remaining Sovereign debt issuance costs of $372,000 as a result of the termination of the Credit Agreement on December 5, 2012; and (4) the amortization of debt issuance costs related to the Notes of approximately $68,000.

For the years ended April 30, 2013 and 2012, interest income was approximately $55,000 and $54,000, respectively, primarily from our Australia Operations.

Change in Fair Value of Derivative Liabilities

We determine the fair value of the embedded conversion features of the Notes and the Warrants and record each of them as a discount to the Notes and each as a derivative liability. Accordingly, changes in the fair value of the derivatives are recognized and classified as an unrealized noncash gain or loss on the derivative financial instruments. For the year ended April 30, 2013, the loss on the fair value of the embedded conversion features of the Notes and Warrants was approximately $473,000 and $2,230,000, respectively, due primarily to the increase in the market price of our common stock from the Closing Date to April 30, 2013.

Income Taxes

The actual income tax rate from continuing operations for the year ended April 30, 2013 was -10.5% compared to -12.7% for same period in the prior year. The difference was primarily due to no tax benefit being claimed for Federal and state losses during the year ended April 30, 2013 as well as the establishment of a tax valuation allowance against our deferred tax asset as of April 30, 2013 and 2012.

As of April 30, 2013, we had federal net operating losses of approximately $24 million.

Income (Loss) From Discontinued Operations

As a result of the sale of the assets of the Hartford and Lakewood Operations on July 25, 2012, we recorded the financial results of these operations as discontinued operations. For the year ended April 30, 2013, we recorded income from discontinued operations of approximately $1,167,000, net of tax. Included in the income from discontinued operations is a gain from disposal of approximately $1,757,000 net of $56,000 of expenses directly related with the sale of the assets of these operations.

As a result of the sale of the assets of the Hartford and Lakewood Operations as described above, and the common stock of the St. Louis and Sarasota Operations to Multiband on September 1, 2011, we recorded the financial results of these operations as discontinued operations. For the year ended April 30, 2012, we recorded a loss from discontinued operations of approximately $3,878,000, net of tax, including the allocation of valuation allowances on deferred tax assets. Included in the loss from discontinued operations was an approximate $1,033,000 loss on disposal of the St. Louis and Sarasota Operations.

Net Loss Attributable to WPCS

The net loss attributable to WPCS was approximately $6,911,000 for the year ended April 30, 2013. Net loss was net of Federal and state income tax provision of approximately $758,000. The net loss attributable to WPCS was approximately $20,548,000 for the year ended April 30, 2012. Net loss was net of Federal and state income tax provisions of approximately $1,876,000.

Liquidity and Capital Resources

At April 30, 2013, we had a working capital deficiency of approximately $484,000, which consisted of current assets of approximately $14,596,000 and current liabilities of $15,080,000. This compares to a working capital deficiency of approximately $1,130,000 at April 30, 2012. The decrease in a working capital deficiency since the fiscal year ended April 30, 2012 is due primarily to EBITDA as adjusted generated in fiscal 2013, proceeds from the Notes and the sale of the assets of the Hartford and Lakewood Operations on July 25, 2012. We used the proceeds from these latter two transactions to repay the amounts then outstanding under the Credit Agreement.

Our cash and cash equivalents balance at April 30, 2013 of $1,410,000 included $495,000 of cash in our Australia Operations associated with our permanent reinvestment strategy. Subject to the working capital needs of Australia, there is approximately $997,000 of loans due from Australia that could be repaid to us in the future to help with working capital obligations.

Our working capital needs are influenced by our level of operations, and generally increase with higher levels of revenue. Our sources of cash in the last several years have come from operating activities, credit facility borrowings and sale of convertible securities. Our future operating results may be affected by a number of factors, including our success in bidding on future contracts and our continued ability to manage our controllable operating costs effectively. If we were to make acquisitions in the future that involve consideration other than stock, our cash requirements may increase. Our capital requirements depend on numerous factors, including the market for our services, the resources we devote to developing, marketing, selling and supporting our business, and the timing and extent of establishing additional markets and other factors.

Operating activities used approximately $3,182,000 of cash for the year ended April 30, 2013. The sources of cash from operating activities total approximately $9,527,000, comprised of an approximately $6,664,000 in net noncash charges, a $2,528,000 decrease in accounts receivable, a $12,000 decrease in costs and estimated earnings in excess of billings on uncompleted contracts, a $218,000 decrease in deferred contract costs, an $86,000 decrease in prepaid taxes, and a $19,000 increase in deferred revenue. The uses of cash from operating activities total approximately $12,709,000, comprised of a consolidated net loss of approximately $6,815,000 , a $1,869,000 increase in restricted cash, a $15,000 increase in inventory, a $45,000 increase in prepaid expenses and other current assets, a $55,000 increase in income taxes receivable, a $127,000 increase in other assets, a $1,870,000 decrease in accounts payable and accrued expenses, and a $1,913,000 decrease in billings in excess of costs and estimated earnings on uncompleted contracts.

Our investing activities provided cash of approximately $4,223,000 for the year ended April 30, 2013. Investing activities include proceeds of $4,547,000 from the asset sales of the Hartford and Lakewood Operations, net of approximately $56,000 of direct transaction costs, and $290,000 of liabilities paid that were not assumed by Kavveri. The net proceeds of the asset sales were used to fully repay amounts outstanding under our Credit Agreement. These proceeds were offset by the net payment of approximately $324,000 used for acquiring property and equipment during the year ended April 30, 2013.

Our financing activities used cash of approximately $439,000 for the year ended April 30, 2013. Financing activities which used cash include repayments under the Credit Agreement of approximately $4,964,000, debt issuance costs paid of $231,000, repayments to joint venture partner of approximately $2,539,000, repayments to Zurich of $25,000, and total repayments under loans payable and capital lease obligations of approximately $86,000. These financing uses of cash are offset by additional financing sources including a settlement of $222,000 relating to a Section 16(b) shareholder derivative lawsuit, gross proceeds from the Notes of $4,000,000, borrowings of short-term bank loan for the joint venture of $2,389,000 and other payable due from Zurich of $794,000.

Convertible Debenture Offering

On December 4, 2012, we entered into the Purchase Agreement with the Buyers pursuant to which, we sold an aggregate of (i) $4,000,000 principal amount of Notes and (ii) the Warrants to purchase 2,274,796 shares of our Common Stock, to the Buyers for aggregate Financing gross proceeds of $4,000,000. In connection with the Financing, (i) we entered into a the Registration Rights Agreement, (ii) we and our subsidiaries entered into the Security Agreement, and (iii) our subsidiaries entered into the Guaranty in favor of the collateral agent for the Buyers. The Closing Date of the Financing was December 5, 2012.

Pursuant to the terms of the Notes, we deposited the initial funds received from the Financing, minus the Initial Lending Amount of $2,178,516 into the Lockbox Account controlled by the Collateral Agent, as collateral agent on behalf of the Buyers. In addition, all our accounts receivable (and of our domestic subsidiaries) shall be deposited into the Lockbox Account. We are permitted to receive from the Lockbox Account, on a daily basis, such amount of cash equal to: (A) (i) cash balance in the Lockbox Account plus (ii) 95% of available qualified accounts receivable minus (iii) $250,000 minus (B) amount of principal, accrued interest, fees, costs and expenses owed pursuant to the Notes. The Notes contain certain customary representations and warranties, affirmative and negative covenants, and events of default. The principal covenant is that we shall maintain a current ratio of not less than 0.6 to 1.0 as of the last calendar day of each month. As of April 30, 2013, we are in compliance with these covenants.

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

Pursuant to the Purchase Agreement, we agreed to use our reasonable best efforts to obtain Stockholders’ Approval at the next annual stockholder meeting for the issuance of all of the securities issuable pursuant to the Purchase Agreement. Prior to Stockholder Approval, the Buyers were prohibited from converting the Notes and/or exercising the Warrants and receiving shares of our Common Stock, in the aggregate, such that the number of shares of Common Stock issued upon such conversions and/or exercises exceeds 19.9% of the issued and outstanding shares of our Common Stock as of the Closing Date.

We obtained Stockholder Approval on February 28, 2013. In addition, we obtained stockholders’ approval to increase our authorized shares of common stock from 3,571,429 to 14,285,715. As a result of the Stockholder Approval, we expect to have sufficient common stock to fulfill our conversion obligations under the Purchase Agreement, and the Buyers are permitted to convert the Notes and/or exercise the Warrants in excess of 19.9% of the issued and outstanding shares of our Common Stock at a price that is less than the greater of book or market value.

The Notes were initially convertible into shares of Common Stock at a Conversion Price of $2.6376 per share. As of April 30, 2013, there was no conversion of the Notes into shares of Common Stock. The Conversion Price will be adjusted to 85% of the average of the closing bid prices for the five consecutive trading dates immediately prior to the following adjustment dates: (1) the earlier of the effective date of a registration statement or six months after closing, (the First Adjustment); (2) the later of the date that is three months after the First Adjustment or one year after closing (the Second Adjustment); and (3) on the Stockholder Approval Date.

On the Stockholder Approval Date, the Conversion Price was adjusted to $2.1539 per share. There was no adjustment to the Conversion Price on the First Adjustment date. The Warrants are exercisable for a period of five years from the Closing Date at an initial exercise price of $3.2970 per share (the Exercise Price). The Exercise Price is subject to the same adjustments as provided in the Notes as described above and, as a result, the Exercise Price was adjusted to $2.1539 per share on the Stockholder Approval Date. As of the date of this annual report, none of the Notes or Warrants have been converted or exercised, accordingly.

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

If we fail to comply with the registration statement filing, effective date or maintenance date filing requirements, we are required to pay the Buyers a registration delay payment in cash equal to 2% of the Buyer’s original principal amount stated on such Investors’ Note as of the Closing Date on the date of each failure, and on every thirty (30) day anniversary of the of the respective failures (Registration Delay Payment). Notwithstanding the foregoing, in no event shall the aggregate amount of Registration Delay Payments exceed 10% of such Investor’s original principal amount stated on the Note on the Closing Date. We account for such Registration Delay Payments as contingent liabilities as defined in ASC. Accordingly, we recognize such damages when it becomes probable that they will be incurred and amounts are reasonably estimable.

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

To date, we have not reached agreement with Kavveri with regard to resolving the net asset valuation. On January 28, 2013, Kavveri submitted a revised aggregate claim for indemnification by us of approximately $1,511,000 with regard to (1) net asset valuation claim owed of approximately $698,000, which included accounts receivable deemed uncollectible of $519,000 related to a project that was completed by our former Hartford Operations and accepted by the customer on or prior to the Closing Date; and (2) delinquent account receivables to be repurchased of approximately $813,000.

On February 27, 2013, we notified Kavveri that we disputed these claims. Among other things, we dispute the amount of the delinquent receivables, and believe that after consideration of reserves for uncollectible accounts and other offsets previously considered in its calculation of the net asset valuation, the total amount of accounts receivable deemed uncollectible for repurchase to be approximately $36,000. However, we contend that Kavveri missed the deadline to notify us regarding the repurchase of delinquent receivables pursuant to the terms of the Asset Purchase Agreement regarding timing for notification to us, which would eliminate any repurchase payment owed by us to Kavveri. We also believe that the $519,000 of accounts receivable claimed for indemnification by Kavveri is without merit. Finally, we also dispute the net asset valuation claim, and believe Kavveri owes us approximately $58,000, following our evaluation of the uncollectible accounts receivable. With regard to the net asset valuation claim, if the parties disagree, and if they are unable to come to an agreement, the matter will be submitted to one or more independent, nationally-recognized accounting firms for final determination. As of the date of this annual report, no matters have been submitted to the independent accounting firm.

Short-Term Commitments with the China Operations

On August 2, 2012, the China Operations entered into a secured loan with the Bank of China (the Short-Term Bank Loan). The Short-Term Bank Loan provides for a loan in the amount of $2,432,205. The proceeds from the Short-Term Bank Loan were used to repay outstanding unsecured loans of $2,404,545 due to its joint venture partner, Taian Gas Group (TGG). The Short-Term Bank Loan has an interest rate of 7.38%, and interest is due on a quarterly basis.

Other Payable with Zurich

On July 12, 2012, we executed the Financing Agreement with Zurich, to assist in the completion of the project contract with the Owner or Cooper Project. Under the terms of the Financing Agreement, Zurich advanced us $793,927 to assist in the completion of the Cooper Project, a $16.2 million project completed by our Trenton Operations. We were to repay Zurich the financial advances by September 2012, however we were in default under the terms of the Financing Agreement as we did not repay Zurich the $793,927, and Zurich paid certain of the our vendors pursuant to Zurich’s obligations under its payment bond on the Cooper Project. In addition, we are contingently liable to Zurich and its affiliate F&D under the Indemnity Agreement. Zurich and F&D, as surety, have issued certain performance and payment bonds on behalf of owners or customers regarding the Company’s work on various projects under the Indemnity Agreement. The Company agrees to indemnify the surety for any payments made by Zurich on contracts of suretyship, guaranty or indemnity.

Furthermore regarding Zurich, F&D and the Indemnity Agreement, on April 17, 2013, we executed the Forbearance Agreement with Zurich, which supersedes the Financing Agreement. As of April 16, 2013, the total Loss Amount due Zurich under the Forbearance Agreement less payments received by Zurich was $2,836,668. Under the Forbearance Agreement, among other things, the parties have agreed to the following payments which will be credited against the Loss Amount owed to Zurich by us: (1) the Interim Liability Payments; (2) the Customer Payments; and (3) the Claim, up to the Loss Amount as it exists at the time. As of April 30, 2013, the net Other Payable for the Loss Amount owed Zurich under the Forbearance Agreement was $1,743,986, which includes the initial Interim Liability Payments of $25,000 per month, and $1,090,604 of additional contract accounts receivable representing future Customer Payments and $22,922 of additional accounts payable assigned to Zurich which were reclassed from consolidated accounts receivable and accounts payable, respectively. As of the date of this annual report, the Loss Amount owed to Zurich is approximately $1,634,000 following Interim Liability and Customer Payments made subsequent to April 30, 2013.

Each or any of the following shall constitute an event of default under the Forbearance Agreement: (a) failure by us to make any of the Interim Liability Payments; (b) failure by us to remit any Customer Payments received; (c) the failure by us or the Owner to remit the proceeds of the Claim to Zurich; and (d) any Loss Amount that still exists as of December 31, 2013. We are currently in compliance with the terms of the Forbearance Agreement.

We have submitted a revised Claim and request for equitable adjustment to the Owner in the amount of $2,421,425 for significant delays, disruptions and construction changes that were beyond its control and required the Company to perform additional work. We are currently in negotiations with the Owner to settle the Claim. The next step in the resolution process as set forth in the contract with the Owner is mandatory non-binding mediation through the AAA. On April 15, 2013, we filed a Mediation request with the AAA with regard to the Claim. We are awaiting a response from the Owner, and as such no date has been established for the Mediation. If we are successful in the settlement of this Claim, we expect to use the proceeds from the Claim to repay Zurich the Loss Amount as it exists at the time. There can be no assurance that we will be successful in settling with the Owner for all or a portion of the submitted claim.

Going Concern

Our continuation as a going concern beyond the next twelve months and our ability to discharge our liabilities and commitments in the normal course of business is ultimately dependent upon the execution of its future plans, which include the following: (1) its ability to generate future operating income, reduce operating expenses and produce cash from its operating activities, which will be affected by general economic, competitive, and other factors, many of which are beyond the Company's control (2) the repayment of, or the modification of the terms under the Zurich Forbearance Agreement; (3) the settlement of the Claim with the Owner; and (4) obtaining additional funds, either through debt or equity financing. There can be no assurance that the execution of one more of alternatives described above to repay Zurich, or waiver or modification of terms under the Zurich Forbearance Agreement will be successful to ensure the Company’s continuation as a going concern, which would have a serious adverse effect on the Company’s business, operations and future prospects.

Backlog

As of April 30, 2013, we had a backlog of unfilled orders of approximately $26.4 million compared to approximately $23.6 million at April 30, 2012. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is an executed written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments which may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

Fair Value of Financial Instruments

Our material financial instruments at April 30, 2013 and for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, account payable, Notes, common stock Warrants and loans payable. The fair values of cash and cash equivalents, accounts receivable, and account payable are equal to their carrying value because of their liquidity and short-term maturity. The fair values of the Notes and common stock Warrants are accounted for in accordance with ASC 815. We believe that the fair values of the loans payable do not differ materially from their aggregate carrying values in that substantially all the obligations bear variable interest rates that are based on market rates or interest rates that are periodically adjustable to rates that are based on market rates.

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

As a result of performing our annual step one testing for goodwill impairment, we determined that the carrying value of Pride, included in our Australia Operations, exceeded its fair value, thus failing the first step of the goodwill impairment test, primarily driven by current operating results and economic climate in Pride’s operations. We performed the step one goodwill impairment analysis using Level 3 measurement as defined in the ASC. The Level 3 measurements were based on significant inputs not observable in the market. These measurements included a discounted cash flow valuation technique, using an estimated discount rate of 15.6%, future short and long term revenue growth rates ranging from 2.5% to 3.0%, gross margin of 30%, and selling general and administrative expenses ranging from 25% to 29% of revenue. Based on the results of the step one testing, we completed the second step of the goodwill impairment test, which included calculating an implied fair value of the goodwill of Pride, by allocating the fair values of substantially all of its individual assets, liabilities and identified intangible assets, as if this reporting unit had been acquired in a business combination, which resulted in no allocation of fair value to goodwill. As a result, we recorded a goodwill impairment charge of $1,936,000 in the fourth quarter of fiscal 2013 ended April 30, 2013. This impairment charge is noncash charge that does not impact our consolidated cash flows or adjusted EBITDA.

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

In 2013, the valuation allowance was increased to offset the foreign net deferred tax assets as we determined it was not more likely than not that these assets would be realized. At April 30, 2013, our net deferred tax assets are fully offset by a valuation allowance. We will continue to evaluate the realization of our deferred tax assets and liabilities on a periodic basis, and will adjust such amounts in light of changing facts and circumstances.

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

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-11 (ASU 2011-11), Disclosures about Offsetting Assets and Liabilities where entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. These disclosures assist users of financial statements in evaluating the effect or potential effect of netting arrangements on a company’s financial position. We are required to apply the amendments for our annual reporting period beginning May 1, 2013. We do not expect the provisions of ASU 2011-11 to have a material impact on our consolidated financial statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of April 30, 2013 and 2012	F-3 – F-4

Consolidated Statements of Operations for the years ended April 30, 2013 and 2012	F-5

Consolidated Statements of Comprehensive Loss for the years ended April 30, 2013 and 2012	F-6

Consolidated Statements of Equity (Deficit) for the years ended April 30, 2013 and 2012	F-7 – F-8

Consolidated Statements of Cash Flows for the years ended April 30, 2013 and 2012	F-9 – F-11

Notes to Consolidated Financial Statements	F-12 – F-38

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

WPCS International Incorporated

We have audited the accompanying consolidated balance sheets of WPCS International Incorporated and Subsidiaries as of April 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fair, in all material respects, the financial position of WPCS International Incorporated and Subsidiaries as of April 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended; in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses and negative cash flows from operating activities, had a working capital deficiency as of and for the years ended April 30, 2013 and 2012 and has an accumulated deficit as of April 30, 2103. These matters raise substantial doubt about the company’s ability to continue as a going concern. Management’s plans with respect to these matters are also discussed in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CohnReznick LLP

Roseland, New Jersey
July 29, 2013

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,
	2013	2012
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$1,410,223	$811,283
Restricted cash	1,869,178	-
Accounts receivable, net of allowance of $1,427,308 and $1,794,729 at April 30, 2013 and 2012, respectively	8,363,089	22,343,304
Costs and estimated earnings in excess of billings on uncompleted contracts	1,148,855	1,340,379
Deferred contract costs	1,597,894	1,816,116
Inventory	-	1,475,266
Prepaid expenses and other current assets	204,492	326,075
Prepaid income taxes	2,185	137,279
Deferred tax assets	-	307,550
Total current assets	14,595,916	28,557,252

PROPERTY AND EQUIPMENT, net	3,053,455	4,309,450

OTHER INTANGIBLE ASSETS, net	250,632	382,852

GOODWILL	-	1,930,826

DEFERRED TAX ASSETS	-	243,999

OTHER ASSETS	244,963	371,020

Total assets	$18,144,966	$35,795,399

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	April 30,	April 30,
	2013	2012
LIABILITIES AND EQUITY

CURRENT LIABILITIES:

Current portion of loans payable	$43,942	$143,514
Borrowings under line of credit	-	4,964,140
Senior secured convertible notes, net of debt discount	1,111,111	-
Derivative liability - senior secured convertible notes	3,088,756	-
Current portion of capital lease obligations	-	15,465
Accounts payable and accrued expenses	4,764,487	16,669,621
Billings in excess of costs and estimated earnings on uncompleted contracts	1,642,501	3,594,193
Deferred revenue	113,503	790,270
Due joint venture partner	-	3,314,708
Other payable	1,743,986	-
Short-term bank loan	2,432,205	-
Income taxes payable	139,557	194,963
Total current liabilities	15,080,048	29,686,874

Loans payable, net of current portion	133,838	223,561
Derivative liability - warrants	3,858,508	-
Total liabilities	19,072,394	29,910,435

COMMITMENTS AND CONTINGENCIES

EQUITY:

WPCS EQUITY:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued	-	-
Common stock - $0.0001 par value, 14,285,715 shares authorized, 993,538 shares issued and outstanding at April 30, 2013 and 2012	99	99
Additional paid-in capital	50,844,183	50,478,139
Accumulated deficit	(54,054,389)	(47,143,662)
Accumulated other comprehensive income on foreign currency translation	1,433,541	1,433,066

Total WPCS equity (deficit)	(1,776,566)	4,767,642

Noncontrolling interest	849,138	1,117,322
Total equity (deficit)	(927,428)	5,884,964

Total liabilities and equity	$18,144,966	$35,795,399

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	April 30,
	2013	2012
		(Note 1)
REVENUE	$42,328,675	$65,462,157

COSTS AND EXPENSES:
Cost of revenue	29,948,760	63,504,085
Selling, general and administrative expenses	11,562,370	14,102,129
Depreciation and amortization	1,332,169	1,775,672
Goodwill and intangible assets impairment	1,936,059	20,167
Change in fair value of acquisition-related contingent consideration	-	83,628

	44,779,358	79,485,681

OPERATING LOSS	(2,450,683)	(14,023,524)

OTHER EXPENSE (INCOME):
Interest expense	2,124,833	845,502
Change in fair value of derivative liabilities	2,703,248	-
Interest income	(54,620)	(54,245)

Loss from continuing operations before income tax provision	(7,224,144)	(14,814,781)

Income tax provision	758,144	1,876,476

LOSS FROM CONTINUING OPERATIONS	(7,982,288)	(16,691,257)

Discontinued operations
Loss from operations of discontinued operations, net of tax provision of $4,491 and $2,646,224, respectively	(589,619)	(2,845,677)
Gain (loss) from disposal	1,756,586	(1,032,737)

Income (loss) from discontinued operations, net of tax	1,166,967	(3,878,414)

CONSOLIDATED NET LOSS	(6,815,321)	(20,569,671)

Net income (loss) attributable to noncontrolling interest	95,406	(21,840)

NET LOSS ATTRIBUTABLE TO WPCS	$(6,910,727)	$(20,547,831)

Basic and diluted net loss per common share attributable to WPCS:
Loss from continuing operations attributable to WPCS	$(8.12)	$(16.78)
Income (loss) from discontinued operations attributable to WPCS	$1.17	$(3.90)
Basic and diluted net loss per common share attributable to WPCS	$(6.95)	$(20.68)

Basic and diluted weighted average number of common shares outstanding	993,538	993,538

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended
	April 30,
	2013	2012
Consolidated net loss	$(6,815,321)	$(20,569,671)
Other comprehensive income (loss) - foreign currency translation adjustments, net of tax effects of $0 and $(185,060), respectively	4,497	(31,165)
Comprehensive loss	(6,810,824)	(20,600,836)

Comprehensive income attributable to noncontrolling interest	99,429	78,894
Comprehensive loss attributable to WPCS	$(6,910,253)	$(20,679,730)

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

							Accumulated
					Additional		Other Compre-		Non-
	Preferred Stock		Common Stock		Paid-In	Accumulated	hensive Income	WPCS	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	(loss), net of taxes	Equity	Interest	Equity

BALANCE, MAY 1, 2011	-	$-	993,538	$99	$50,434,222	$(26,595,831)	$1,564,965	$25,403,455	$1,038,428	$26,441,883

Stock-based compensation	-	-	-	-	43,917	-	-	43,917	-	43,917

Other comprehensive income (loss)	-	-	-	-	-	-	(131,899)	(131,899)	100,734	(31,165)

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	-	-	(21,840)	(21,840)

Net loss attributable to WPCS	-	-	-	-	-	(20,547,831)	-	(20,547,831)	-	(20,547,831)

BALANCE, APRIL 30, 2012	-	$-	993,538	$99	$50,478,139	$(47,143,662)	$1,433,066	$4,767,642	$1,117,322	$5,884,964

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (CONTINUED)

							Accumulated
					Additional		Other Compre-		Non-
	Preferred Stock		Common Stock		Paid-In	Accumulated	hensive Income,	WPCS	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	net of taxes	Equity (Deficit)	Interest	Equity (Deficit)

BALANCE, May 1, 2012	-	$-	993,538	$99	$50,478,139	$(47,143,662)	$1,433,066	$4,767,642	$1,117,322	$5,884,964

Stock-based compensation	-	-	-	-	111,683	-	-	111,683	-	111,683

Section 16(b) settlement	-	-	-	-	254,361	-	-	254,361	-	254,361

Dividend distributions	-	-	-	-	-	-	-	-	(367,612)	(367,612)

Other comprehensive income	-	-	-	-	-	-	475	475	4,022	4,497

Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	95,406	95,406

Net loss attributable to WPCS	-	-	-	-	-	(6,910,727)	-	(6,910,727)	-	(6,910,727)

BALANCE, April 30, 2013	-	$-	993,538	$99	$50,844,183	$(54,054,389)	$1,433,541	$(1,776,566)	$849,138	$(927,428)

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	April 30,
	2013	2012
OPERATING ACTIVITIES :
Consolidated net loss	$(6,815,321)	$(20,569,671)

Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation and amortization	1,433,921	2,326,018
(Gain) loss from disposition of operations	(1,756,586)	1,032,737
Amortization of notes discount	1,355,127	-
Change in the fair value of derivative liabilities	2,703,248	-
Stock-based compensation	111,683	43,917
Provision for (recovery of) doubtful accounts	(85,883)	840,062
Amortization of debt issuance costs	439,885	436,737
Goodwill and intangible assets impairment	1,936,059	168,604
Change in the fair value of acquisition-related contingent consideration	-	83,628
(Gain) loss on sale of fixed assets	(23,027)	108,517
Deferred income taxes	550,967	4,204,824
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Restricted cash	(1,869,178)	-
Accounts receivable	2,527,534	(2,097,864)
Costs and estimated earnings in excess of billings on uncompleted contracts	12,229	2,287,393
Deferred contract costs	218,222	-
Inventory	(14,748)	414,713
Prepaid expenses and other current assets	(44,934)	(687,518)
Income taxes receivable	(55,187)	1,357,039
Prepaid taxes	86,332	(5,769)
Other assets	(127,271)	(27,992)
Accounts payable and accrued expenses	(1,870,379)	7,355,969
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,913,374)	1,587,550
Deferred revenue	19,116	(53,187)
NET CASH USED IN OPERATING ACTIVITIES	(3,181,565)	(1,194,293)

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended
	April 30,
	2013	2012

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	$(324,125)	$(405,632)
Acquisition of businesses, net of cash received	-	(1,043,006)
Proceeds from sale of operations, net of transaction costs	4,547,049	1,701,062
NET CASH PROVIDED BY INVESTING ACTIVITIES	4,222,924	252,424

FINANCING ACTIVITIES:
Net proceeds from Section 16(b) settlement	222,413	-
Debt issuance costs	(230,794)	(704,319)
Borrowings under lines of credit	-	4,964,140
Repayments under lines of credit	(4,964,140)	(7,000,000)
Proceeds from senior secured convertible notes	4,000,000	-
Repayments under loans payable, net	(70,304)	(47,074)
Repayments to joint venture partner, net	(2,538,870)	(209,562)
Repayments of capital lease obligations	(15,465)	(54,496)
Borrowings under short-term bank loan	2,389,050	-
Repayments under other payable	(25,000)	-
Borrowings under other payable	793,927	-
NET CASH USED IN FINANCING ACTIVITIES	(439,183)	(3,051,311)

Effect of exchange rate changes on cash	(3,236)	(74,643)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	598,940	(4,067,823)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	811,283	4,879,106
CASH AND CASH EQUIVALENTS, END OF THE YEAR	$1,410,223	$811,283

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended
	April 30, 2013	April 30, 2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$330,932	$428,450
Income taxes	$261,150	$61,383
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of notes for property and equipment	$210,781	$470,906
Settlement of account receivable for property and equipment	$449,660	$-
Settlement of account receivable in exchange of dividend distribution to noncontrolling interest	$200,766	$-

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND LIQUIDITY

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

On September 1, 2011, the Company sold its wholly-owned subsidiaries, WPCS International - St. Louis, Inc. (St. Louis Operations) and WPCS International - Sarasota, Inc. (Sarasota Operations). On July 25, 2012, the Company sold substantially all of the assets of its wholly-owned subsidiaries, WPCS International - Hartford, Inc. (Hartford Operations) and WPCS International - Lakewood, Inc. (Lakewood Operations). As a result, these consolidated financial statements reflect the results of these four operations as discontinued operations for all periods presented, including certain reclassifications to prior year financial statements to present discontinued operations.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As further described in Note 6, “Senior Secured Convertible Notes”, on December 4, 2012, the Company entered into a Securities Purchase Agreement (the Purchase Agreement) with six accredited investors (the Buyers) pursuant to which, the Company sold an aggregate of (i) $4,000,000 principal amount of senior secured convertible notes (the Notes) and (ii) warrants (the Warrants) to purchase 2,274,796 shares of the Company's common stock (Common Stock), to the Buyers for aggregate gross proceeds of $4,000,000 (the Financing). The closing of the Financing was completed on December 5, 2012 (the Closing Date).

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

As further described in Note 7, “Other Debt”, on January 27, 2012, WPCS and its United States-based subsidiaries Suisun City Operations, Seattle Operations, Portland Operations, Hartford Operations, Lakewood Operations, and Trenton Operations (collectively, the Subsidiaries), entered into a loan and security agreement (the Credit Agreement) with Sovereign Bank, N.A. (Sovereign). The Company used the Initial Lending Amount to repay the existing loan of $2,000,000, plus $78,516 of interest accrued and fees and expenses to Sovereign, which Credit Agreement was terminated in connection with the Financing, and $100,000 for Buyer legal fees in connection with the Notes.

As more fully described in Note 17, “Commitments and Contingencies,” on July 12, 2012, the Company executed the Surety Financing and Confession of Judgment Agreement (the Financing Agreement) with Zurich American Insurance Company (Zurich). Under the terms of the Financing Agreement, Zurich advanced the Company $793,927 to assist in the completion of the project contract with the Camden County Improvement Authority for work at the Cooper Medical Center of Rowan University (the Owner or Cooper Project). The Company was in default under the terms of the Financing Agreement as the Company did not repay Zurich the $793,927, and Zurich paid certain of the Company’s vendors pursuant to Zurich’s obligations under its payment bond on the Cooper Project. In addition, the Company is contingently liable to Zurich and its affiliate Fidelity and Deposit Company of Maryland (F&D) under a General Agreement of Indemnity (the Indemnity Agreement). Zurich and F&D, as surety, have issued certain performance and payment bonds on behalf of owners or customers regarding the Company’s work on various projects under the Indemnity Agreement. The Company agrees to indemnify the surety for any payments made by Zurich on contracts of suretyship, guaranty or indemnity.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Furthermore regarding Zurich, F&D and the Indemnity Agreement, on April 17, 2013, the Company executed the Surety Forbearance and Confession of Judgment Agreement (the Forbearance Agreement) with Zurich, which supersedes the Financing Agreement. As of April 16, 2013, the total amount of claim losses, expenses and unpaid premiums due Zurich under the Forbearance Agreement less payments received by Zurich was $2,836,668 (the Loss Amount). Under the Forbearance Agreement, among other things, the parties have agreed to the following payments which will be credited against the Loss Amount owed to Zurich by the Company: (1) the Company shall make monthly payments to Zurich of $25,000 due upon the fifth of each month, up to and including December 5, 2013 (the Interim Liability Payments); (2) Zurich is to receive any and all amounts due under the contracts for which Zurich has issued one or more bonds (the Customer Payments); and (3) the Company shall assign and transfer and grant a security interest to Zurich in the proceeds of any claim against the Owner (the Claim), up to the Loss Amount as it exists at the time. As of April 30, 2013, the net Other Payable for the Loss Amount owed Zurich under the Forbearance Agreement was $1,743,986, which includes the initial Interim Liability Payments of $25,000 per month, and $1,090,604 of additional contract accounts receivable representing future Customer Payments and $22,922 of additional accounts payable assigned to Zurich which were reclassed from consolidated accounts receivable and accounts payable, respectively. As of the date of this annual report, the Loss Amount owed to Zurich is approximately $1,634,000 following Interim Liability and Customer Payments made subsequent to April 30, 2013.

Each or any of the following shall constitute an event of default under the Forbearance Agreement: (a) failure by the Company to make any of the Interim Liability Payments; (b) failure by the Company to remit any Customer Payments received; (c) the failure by the Company or the Owner to remit the proceeds of the Claim to Zurich; and (d) any Loss Amount that still exists as of December 31, 2013. The Company is currently in compliance with the terms of the Forbearance Agreement.

The Company has submitted a revised Claim and request for equitable adjustment to the Owner in the amount of $2,421,425 for significant delays, disruptions and construction changes that were beyond its control and required the Company to perform additional work. The Company is currently in negotiations with the Owner to settle the Claim. The next step in the resolution process as set forth in the contract with the Owner is mandatory non-binding mediation through the American Arbitration Association (AAA). On April 15, 2013, the Company filed a Request for Mediation (the Mediation) with the AAA with regard to the Claim. The Company is awaiting a response from the Owner, and as such no date has been established for the Mediation. If it is successful in the settlement of this Claim, the Company expects to use the proceeds from the Claim to repay Zurich the Loss Amount as it exists at the time. There can be no assurance that the Company will be successful in settling with the Owner for all or a portion of the submitted claim.

At April 30, 2013, the Company had cash and cash equivalents of $1,410,223 and working capital deficiency of $484,132, which consisted of current assets of $14,595,916 and current liabilities of $15,080,048. Current liabilities include the $1,743,986 under the Zurich Forbearance Agreement and the $4,199,867 fair value liabilities related to the Notes. The Company’s obligations under the Zurich Forbearance Agreement raise substantial doubt about the Company’s ability to continue as a going concern.

The Company's continuation as a going concern beyond the next twelve months and its ability to discharge its liabilities and commitments in the normal course of business is ultimately dependent upon the execution of its future plans, which include the following: (1) its ability to generate future operating income, reduce operating expenses and produce cash from its operating activities, which will be affected by general economic, competitive, and other factors, many of which are beyond the Company's control (2) the repayment of, or the modification of the terms under the Zurich Forbearance Agreement; (3) the settlement of the Claim with the Owner; and (4) obtaining additional funds, either through debt or equity financing. There can be no assurance that the execution of one more of alternatives described above to repay Zurich, or waiver or modification of terms under the Zurich Forbearance Agreement will be successful to ensure the Company’s continuation as a going concern, which would have a serious adverse effect on the Company’s business, operations and future prospects.

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

Derivative Instruments

The Company’s derivative liabilities are related to embedded conversion features of the Notes and the common stock Warrants issued in connection with the Purchase Agreement. For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in fair value recognized in earnings each reporting period. The Company uses the binomial lattice model to value the derivative instruments at inception and subsequent valuation dates and the value is re-assessed at the end of each reporting period, in accordance with Accounting Standards Codification (ASC) 815. Derivative instrument liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Fair Value of Financial Instruments

The Company’s material financial instruments at April 30, 2013 and for which disclosure of fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, account payable, line of credit and loans payable. The fair values of cash and cash equivalents, accounts receivable, and account payable are equal to their carrying value because of their liquidity and short-term maturity. Management believes that the fair values of the line of credit and loans payable do not differ materially from their aggregate carrying values in that substantially all the obligations bear variable interest rates that are based on market rates or interest rates that are periodically adjustable to rates that are based on market rates.

Accounts Receivable

Accounts receivable are due within contractual payment terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Credit is extended based on evaluation of a customer's financial condition. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Included in the accounts receivable is retainage receivable of $871,086 and $1,966,254 at April 30, 2013 and 2012, respectively. The Company estimates that approximately $1,511,000 of the aggregate accounts receivable and retainage receivable will not be collected within one year of April 30, 2013.

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

The Company has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. Cost estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated cost to complete projects, which determines the project’s percent complete, must be made and used in connection with the revenue recognized in the accounting period. Current estimates may be revised as additional information becomes available. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated. For the year ended April 30, 2013, the Company has provided aggregate loss provisions of approximately $23,000 related to anticipated losses on long-term contracts. For the year ended April 30, 2012, the Company has provided aggregate loss provisions of approximately $1,887,000 related to anticipated losses on long-term contracts.

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

The Company records revenue and profit from short-term contracts for our China Operations under the completed contract method, whereas income is recognized only when a contract is completed or substantially completed. Accordingly, during the period of performance, billings and costs are accumulated on the consolidated balance sheets, but no revenue or income is recorded before completion or substantial completion of the work. The Company’s decision is based on the short-term nature of the work performed.

The Company also recognizes certain revenue from short-term contracts when equipment is delivered or the services have been provided to the customer. For maintenance contracts, revenue is recognized ratably over the service period.

Other Concentrations

The Company has 112 union employees. The Trenton Operations has 5 union employees whose contracts with different unions that do not have expiration dates. The contracts can be cancelled with 150 days notice. A contract with 22 union employees for the Seattle Operations expires on May 31, 2015. A contract with 27 union employees for the Seattle Operations expires on May 31, 2014. A contract with 14 union employees for the Seattle Operations expires on July 31, 2014. A contract with 2 union employees for the Seattle Operations expires on August 31, 2015. A contract with one union employee for the Seattle Operations expires on June 30, 2015. A contract with 40 union employees for the Suisun City Operations expires on November 30, 2014. A contract with one union employee for the Suisun City Operations expired on May 31, 2014. At April 30, 2013, 45% of the Company’s labor force is subject to collective bargaining agreements. Although the Company’s past experience has been favorable with respect to resolving conflicting demands with these unions, it is always possible that a protracted conflict may occur which could impact the renewal of the collective bargaining agreements.

For the fiscal years ended April 30, 2013 and 2012, the Company had revenue from one customer, the Cooper Project, which comprised approximately 13.6% and 15.5% of the consolidated revenue, respectively.

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

On a periodic basis, the Company evaluates its ability to realize its deferred tax assets net of its deferred tax liabilities and adjusts such amounts in light of changing facts and circumstances, including but not limited to the level of past and future taxable income, and the current and future expected utilization of tax benefit carryforwards. The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is required to reduce the net deferred tax assets to the amount that is more likely than not to be realized in future periods. The Company considers past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. The Company’s forecast of expected future taxable income is based over such future periods that it believes can be reasonably estimated. Based on its analysis as of April 30, 2013, the Company continues to provide a full valuation allowance on its domestic and foreign deferred tax assets, and increased its valuation allowance by approximately $2.3 million during fiscal 2013. As of April 30, 2012, the Company increased its valuation allowance by $6.6 million, establishing a full valuation allowance of approximately $7.7 million on its U.S. Federal and state deferred tax assets. The Company will continue to evaluate the realization of its deferred tax assets and liabilities on a periodic basis, and will adjust such amounts in light of changing facts and circumstances.

The Company performed a review for uncertainty in income tax positions in accordance with authoritative guidance. This review did not result in the recognition of any material unrecognized tax benefits as of April 30, 2013 and 2012. Management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. For the years ended April 30, 2013 and 2012, the Company recognized no interest or penalties. The statute of limitations for the Company's Federal, state and foreign income tax returns prior to fiscal years 2009 are closed.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Loss Per Common Share

Basic and diluted net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur from common stock issuable through exercise of stock options. The table below presents the computation of basic and diluted net loss per common share for the years ended April 30, 2013 and 2012, respectively:

	Years Ended
	April 30,
	2013	2012
Numerator:

Net loss attributable to WPCS	$(6,910,727)	$(20,547,831)

Denominator:

Basic and diluted weighted average shares outstanding	993,538	993,538

Basic and diluted net loss per common share attributable to WPCS	$(6.95)	$(20.68)

At April 30, 2013 and 2012, the Company had 116,279 and 33,819 outstanding stock options, respectively. On December 5, 2012, the Company issued $4,000,000 of Notes and issued Warrants to purchase 2,274,796 shares of the Company’s common stock. At April 30, 2013, the Notes were convertible into 1,857,097 shares of the Company’s common stock, at a Conversion Price of $2.1539 per share.

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s loss from continuing operations.

	Years Ended
	April 30,
	2013	2012
Common stock equivalents:
Stock options	116,279	33,819
Conversion of senior secured convertible notes	1,857,097	-
Stock warrants	2,274,796	-

Totals	4,248,172	33,819

Stock-Based Compensation Plans

The Company recorded stock-based compensation of $111,683 and $43,917 for the years ended April 30, 2013 and 2012, respectively.

At April 30, 2013, the total compensation expense related to unvested stock options granted to employees under the Company’s stock option plans but not yet recognized was approximately $59,000 and is expected to be recognized over a weighted-average period of 8 months. During the year ended April 30, 2013, there were 97,143 stock options granted.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. Compensation cost is then recognized on a straight-line basis over the vesting or service period and is net of estimated forfeitures. There were no new stock options issued during the year ended April 30, 2012. The following assumptions were used to compute the fair value of stock options granted during the year ended April 30, 2013:

Year Ended
April 30,
2013

Average risk-free interest rate	0.38%
Average expected volatility	53.3%
Average expected dividend yield	0.00%
Average expected term (in years)	2.75

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

Noncontrolling Interest

Noncontrolling interest for the years ended April 30, 2013 and 2012 consists of the following:

	Years Ended
	April 30,
	2013	2012
Balance, beginning of year	$1,117,322	$1,038,428

Distributions to noncontrolling interest	(367,612)	-

Net income (loss) attributable to noncontrolling interest	95,406	(21,840)

Other comprehensive income attributable to noncontrolling interest	4,022	100,734

Balance, end of year	$849,138	$1,117,322

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Costs and estimated earnings on uncompleted contracts consist of the following at April 30:

	April 30, 2013	April 30, 2012
Costs incurred on uncompleted contracts	$74,554,932	$76,682,610
Provision for loss on uncompleted contracts	(23,376)	(1,886,896)
Estimated contract profit	2,730,745	2,242,232
	77,262,301	77,037,946
Less: billings to date	77,755,947	79,291,760
Total	$(493,646)	$(2,253,814)

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,148,855	$1,340,379
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,642,501)	(3,594,193)
Total	$(493,646)	$(2,253,814)

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which circumstances requiring the revisions become known. During the fiscal year ended April 30, 2013, the effect of such revisions in estimated contract profits resulted in an increase to gross profit of approximately $2,054,000 (or approximately $2.07 per common share), from that which would have been reported had the revised estimates been used as the basis of recognition for contract profits in the prior year. This increase in gross profit is primarily the result of change orders received of approximately $1,641,000 from the Cooper Project, for costs that were incurred in the prior fiscal year.

During the fiscal year ended April 30, 2012, the effect of such revisions in estimated contract profits resulted in a decrease to gross profit of approximately $9,829,000 (or approximately $9.87 per common share), from that which would have been reported had the revised estimates been used as the basis of recognition for contract profits in the prior year. This decrease in gross profit includes a provision of $1,887,000 for the total loss anticipated on certain long-term contracts as the revisions to such estimates indicated a loss. The primary reason for the decrease in the gross profit is due to significant adjustments to expected profits on four projects in the Trenton Operations during the year ended April 30, 2012. The estimates and related costs incurred for these four projects increased significantly over the course of fiscal year 2012 while the Company continues to complete these projects. The cumulative reduction in the expected gross profit on these four projects was approximately $9.2 million for the year ended April 30, 2012.

Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at April 30:

	Estimated useful life (years)	2013	2012

Furniture and fixtures	5-7	$158,380	$283,806
Computers and software	2-3	698,251	975,351
Office equipment	5-7	70,937	82,185
Vehicles	5-7	2,857,204	4,071,146
Machinery and equipment	5	6,078,779	7,126,392
Building	39	454,321	-
Leasehold improvements	2-3	362,135	401,651
		10,680,007	12,940,531
Less accumulated depreciation and amortization		7,626,552	8,631,081
		$3,053,455	$4,309,450

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for property and equipment for the years ended April 30, 2013 and 2012 was approximately $1,200,000 and $1,617,000, respectively.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

As a result of its annual step one testing for goodwill impairment, the Company determined that the carrying value of Pride, included in the Company’s Australia Operations, exceeded its fair value, thus failing the first step of the goodwill impairment test, primarily driven by current operating results and economic climate in Pride’s operations. The Company performed the step one goodwill impairment analysis using Level 3 measurement as defined in the ASC. The Level 3 measurements were based on significant inputs not observable in the market. These measurements included a discounted cash flow valuation technique, using an estimated discount rate of 15.6%, future short and long-term revenue growth rates ranging from 2.5% to 3.0%, gross margin of 30%, and selling general and administrative expenses ranging from 25% to 29% of revenue. Based on the results of the step one testing, the Company completed the second step of the goodwill impairment test, which included calculating an implied fair value of the goodwill of Pride, by allocating the fair values of substantially all of its individual assets, liabilities and identified intangible assets, as if the reporting units had been acquired in a business combination, which resulted in no allocation of fair value to goodwill. As a result, the Company recorded a goodwill impairment charge of approximately $1,936,000 in the fourth quarter of fiscal 2013 ended April 30, 2013. This impairment charge is a noncash charge that does not impact our consolidated cash flows.

Goodwill through the years ended April 30, 2013 and 2012 consisted of the following:

	Wireless	Specialty	Electrical
	Communication	Construction	Power	Total

Beginning balance, May 1, 2011	$-	$-	$2,044,856	$2,044,856

Foreign currency translation adjustments	-	-	(114,030)	(114,030)

Ending balance, April 30, 2012	-	-	(1,930,826)	(1,930,826)

Goodwill impairment	-	-	(1,936,059)	(1,936,059)
Foreign currency translation adjustments	-	-	5,233	5,233

Ending balance, April 30, 2013	$-	$-	$-	$-

Other intangible assets consist of the following at April 30:

	Estimated useful life	April 30,	April 30,
	(years)	2013	2012

Customer list	3-9	$1,975,527	$2,961,799
Less accumulated amortization		(1,724,895)	(2,579,895)
		250,632	381,904

Contract backlog	1-3	1,035,364	1,034,787
Less accumulated amortization		(1,035,364)	(1,033,839)
		-	948

Totals		$250,632	$382,852

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for other intangible assets for the years ended April 30, 2013 and 2012 was approximately $133,000 and $159,000, respectively.

There are no expected residual values related to these intangible assets. Estimated future amortization expense by fiscal year is as follows:

Year ending April 30,

2014	$83,200
2015	66,973
2016	66,973
2017	33,486
Total Intangible Assets	$250,632

The weighted-average amortization period of the intangible assets is 3.3 years.

NOTE 6 – SENIOR SECURED CONVERTIBLE NOTES

On December 4, 2012, the Company entered into the Purchase Agreement with the Buyers pursuant to which, the Company sold an aggregate of (i) $4,000,000 principal amount of Notes and (ii) Warrants to purchase 2,274,796 shares of the Company's Common Stock, to the Buyers for aggregate gross Financing proceeds of $4,000,000. In connection with the Financing, (i) the Company entered into a registration rights agreement with the Buyers (the Registration Rights Agreement), (ii) the Company and its subsidiaries entered into a security and pledge agreement in favor of the collateral agent for the Buyers (the Security Agreement), and (iii) subsidiaries of the Company entered into a guaranty in favor of the collateral agent for the Buyers (the Guaranty). The Closing Date of the Financing was December 5, 2012.

Pursuant to the terms of the Notes, the Company deposited the initial funds received from the Financing, minus the Initial Lending Amount of $2,178,516 into the Lockbox Account controlled by the Collateral Agent, as collateral agent on behalf of the Buyers. In addition, all payments of accounts receivable of the Company (and its domestic subsidiaries) shall be deposited into the Lockbox Account. The Company is permitted to receive from the Lockbox Account, on a daily basis, such amount of cash equal to: (A) (i) cash balance in the Lockbox Account plus (ii) 95% of available qualified accounts receivable minus (iii) $250,000 minus (B) amount of principal, accrued interest, fees, costs and expenses owed pursuant to the Notes. The Notes contain certain customary representations and warranties, affirmative and negative covenants, and events of default. The principal covenant is that the Company shall maintain a current ratio of not less than 0.6 to 1.0 as of the last calendar day of each month. As of April 30, 2013, the Company is in compliance with the covenants.

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

Pursuant to the Purchase Agreement, the Company agreed to use its reasonable best efforts to obtain its stockholders’ approval at the next annual stockholder meeting for the issuance of all of the securities issuable pursuant to the Purchase Agreement (Stockholder Approval). Prior to Stockholder Approval, the Buyers were prohibited from converting the Notes and/or exercising the Warrants and receiving shares of the Company’s Common Stock, in the aggregate, such that the number of shares of Common Stock issued upon such conversions and/or exercises exceeds 19.9% of the issued and outstanding shares of the Company’s Common Stock as of the Closing Date.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company obtained Stockholder Approval on February 28, 2013 (the Stockholder Approval Date). In addition, the Company obtained stockholders’ approval to increase the Company’s authorized shares of common stock from 3,571,429 to 14,285,714. As a result of the Stockholder Approval, the Company expects to have sufficient common stock to fulfill its conversion obligations under the Purchase Agreement, and the Buyers are permitted to convert the Notes and/or exercise the Warrants in excess of 19.9% of the issued and outstanding shares of the Company’s Common Stock at a price that is less than the greater of book or market value.

The Notes were initially convertible into shares of Common Stock at a conversion price of $2.6376 per share (the Conversion Price). As of April 30, 2013, there was no conversion of the Notes into shares of Common Stock. The Conversion Price will be adjusted to 85% of the average of the closing bid prices for the five consecutive trading dates immediately prior to the following adjustment dates: (1) the earlier of the effective date of a registration statement or six months after closing (the First Adjustment); (2) the later of the date that is three months after the First Adjustment or one year after closing (the Second Adjustment); and (3) on the Stockholder Approval Date.

On the Stockholder Approval Date, the Conversion Price was adjusted to $2.1539 per share. There was no adjustment to the Conversion Price on the First Adjustment date. The Warrants are exercisable for a period of five years from the Closing Date at an initial exercise price of $3.2970 per share (the Exercise Price). The Exercise Price is subject to the same adjustments as provided in the Notes as described above and, as a result, the Exercise Price was adjusted to $2.1539 per share on the Stockholder Approval Date. As of the date of this annual report, none of the Notes or Warrants have been converted or exercised, accordingly.

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

If the Company fails to comply with the registration statement filing, effective date or maintenance date filing requirements, it is required to pay the Buyers a registration delay payment in cash equal to 2% of the Buyer’s original principal amount stated on such Investors’ Note as of the Closing Date on the date of each failure, and on every thirty (30) day anniversary of the respective failures (Registration Delay Payment). Notwithstanding the foregoing, in no event shall the aggregate amount of Registration Delay Payments exceed 10% of such Investor’s original principal amount stated on the Note on the Closing Date. The Company accounts for such Registration Delay Payments as contingent liabilities as defined in ASC. Accordingly, the Company recognizes such damages when it becomes probable that they will be incurred and amounts are reasonably estimable.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Notes at April 30, 2013 is as follows:

April 30, 2013
Senior secured convertible notes, interest at 4% per annum to maturity June 5, 2014	$4,000,000
Debt discount - value attributable to warrants attached to notes, net of accumulated amortization of $1,111,111 at April 30, 2013	(2,888,889)
Total	1,111,111

Less: current portion	(1,111,111)
Total long-term portion	$-

NOTE 7 – OTHER DEBT

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

Short-Term Bank Loan

On August 2, 2012, the China Operations entered into a loan with the Bank of China (the Short-Term Bank Loan). The Short-Term Bank Loan provides for a loan in the amount of $2,432,205. The proceeds from the Short- Term Bank Loan were used to repay outstanding unsecured loans of $2,404,545 due to its joint venture partner, Taian Gas Group (TGG). The Short- Term Bank Loan has an interest rate of 7.38%, and interest is due on a quarterly basis. The Short-Term Bank Loan matures on August 3, 2013, and is guaranteed by TGG.

Loans Payable

The Company’s long-term debt also consists of notes issued by the Company or assumed in acquisitions related to working capital funding and the purchase of property and equipment in the ordinary course of business. At April 30, 2013, loans payable and capital lease obligations totaled $177,780 with interest rates ranging from 0% to 8.99%.

The aggregate maturities of long-term debt, including short-term term loan and loans payable are as follows:

Year ending April 30,
Loans Payable
2014	$43,942
2015	41,012
2016	38,756
2017	33,537
2018	20,533
Total long-term debt	$177,780

NOTE 8 – DERIVATIVE LIABILITIES

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company determines the fair value of the embedded derivatives and records them as a discount to the Notes and a derivative liability. The Company has recognized a derivative liability of $3,088,756 at April 30, 2013. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying consolidated statements of operations. There was a loss of $472,896 recognized for year ended April 30, 2013.

The Company estimated the fair value of the embedded derivatives using a binomial lattice model with the following assumptions: conversion price between $1.79 to $2.1539 per share; risk free interest rate of 0.11%; expected life of 1.5 years; expected dividend of zero; a volatility factor of 98.5%; and a volume weighted average common stock price of $2.65 per share, as of April 30, 2013. The expected lives of the instruments are equal to underlying term of the senior secured convertible notes. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related conversion option. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.

Common stock warrants

The Company determines the fair value of the Warrants issued in connection with the issuance of the Notes under the Purchase Agreement as a derivative liability and records them as a discount to the Notes. The Company has recognized a derivative liability of $3,858,508 at April 30, 2013. Accordingly, changes in the fair value of this derivative are immediately recognized in earnings and classified as a gain or loss on the derivative financial instrument in the accompanying consolidated statements of operations. There was a loss of $2,230,352 recognized for the year ended April 30, 2013.

The Company estimated the fair value of the warrant derivative using a binomial lattice model with the following assumptions: conversion price of between $1.79 to $2.1539 per share according to the agreements; risk free interest rate of 0.68%; expected life of 5 years; expected dividend of zero; a volatility factor of 71%; and a volume weighted average common stock price of $2.65 per share, as of April 30, 2013. The expected lives of the instruments are equal to the contractual term of the Warrants. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related warrants. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.

NOTE 9 - FAIR VALUE MEASUREMENTS

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of April 30, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in				Total Increase
	Active Markets for	Significant Other	Significant		in Fair Value
Balance Sheet	Identical Assets or	Observable Inputs	Unobservable	April 30, 2013	Recorded at
Location	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total	April 30, 2013
Liabilities:
Derivative liability - Notes	$-	$-	$3,088,756	$3,088,756	$472,896
Derivative liability - Warrants	$-	$-	$3,858,508	$3,858,508	$2,230,352

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 derivative liabilities related to the senior secured convertible notes and warrants for the period ended April 30, 2013.

	Notes	Warrants

Balance at beginning of year	$-	$-
Additions to derivative instruments	2,615,861	1,628,155
Change in fair value of derivative liabilities	472,895	2,230,353
Balance at end of year	$3,088,756	$3,858,508

The following tables set forth the assets and liabilities measured at fair value on a nonrecurring basis, by input level, in the consolidated financial statements as of April 30, 2013 and 2012:

	Quoted Prices in				Total Increase (Reduction)
	Active Markets for	Significant Other	Significant		in Fair Value
Balance Sheet	Identical Assets or	Observable Inputs	Unobservable	April 30, 2013	Recorded at
Location	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total	April 30, 2013
Assets:
Goodwill	$-	$-	$-	$-	$(1,930,826)

	Quoted Prices in				Total Increase (Reduction)
	Active Markets for	Significant Other	Significant		in Fair Value
Balance Sheet	Identical Assets or	Observable Inputs	Unobservable	April 30, 2012	Recorded at
Location	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total	April 30, 2012
Assets:
Customer list	$-	$-	$381,904	$381,904	$(168,604)
Liabilities:
Acquisition-related contingent consideration	$-	$-	$-	$-	$83,628

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

NOTE 10 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of the Trenton Operations, the Company previously leased its Trenton, New Jersey location from Voacolo Properties LLC, of which the former shareholders of the Trenton Operations are the members. This lease was terminated as of June 30, 2012. For the years ended April 30, 2013 and 2012, the rents paid for this lease were $12,600 and $69,600, respectively.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the acquisition of Pride, the Company leases its Woombye, Queensland, Australia location from Pride Property Trust, of which the former shareholders of Pride are the members. For the years ended April 30, 2013 and 2012, the rents paid for this lease were $64,333 and $62,181, respectively.

The China Operations revenue earned from TGG and subsidiaries was $1,345,524 and $1,274,774 for the years ended April 30, 2013 and 2012, respectively. In connection with revenue earned from TGG of $647,518 for the year ended April 30, 2013, certain accounts receivable was settled by the receipt of real estate from TGG of which the fair value approximates the recorded amount of accounts receivable. Since the transaction was between related parties, the net book value of the real estate of $449,660 was determined based on the transfer value of the real estate. The difference between the fair value and transfer value, or $200,766, was booked to noncontrolling interest. The China Operations accounts receivable due from TGG and subsidiaries was $117,751 and $625,919 as of April 30, 2013 and 2012, respectively.

NOTE 11 - RETIREMENT PLANS

The Company and its subsidiaries participate in employee savings plans under Section 401(k) of the Internal Revenue Code pursuant to which eligible employees may elect to defer a portion of their annual salary by contributing to the plan. There were no Company matching contributions made for the years ended April 30, 2013 and 2012.

The Company also contributes to various multiemployer pension plans pursuant to collective bargaining agreements. The information available to the Company about the multiemployer plans in which it participates, whether via request to the plan or publicly available, is generally dated due to the nature of the reporting cycle of multiemployer plans and legal requirements under the Employee Retirement Income Security Act (“ERISA”) as amended by the Multiemployer Pension Plan Amendments Act (“MPPAA”). Based upon these plans’ most recently available annual reports, the Company’s contribution to these plans were less than 5% of each such plan’s total contributions. The “FIP/RP Status Pending or Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. Information on significant multiemployer pension plans in which the Company participates is included in the table below.

					Expiration of
	Federal Identification	Pension Certified Zone Status		FIP/RP Status Pending	Collective Bargaining	Company's Contributions
Pension Plan Legal name	Number	2011	2010	or Implemented	Arrangement	2013	2012

Local 351 IBEW Pension Plan	22-3417366	Green	Green	Yes	Eff. until terminated	$376,056	$736,870
Puget Sound Electrical Workers Pension Plan	91-6180333 / 001	Green	Green	No	5/31/2015	253,944	304,420
Board of Trustees of the IBEW Local 102 Pension Plan	22-1615726	Green	Green	Yes	Eff. until terminated	33,112	175,683
Board of Trustees of the IBEW Local 269 Pension Fund	23-7301491	Green	Green	Yes	Eff. until terminated	65,343	388,889
IBEW Local 76 Retirement Plan	91-6243526 / 001	NA	NA	Yes	8/31/2015	111,711	51,346
International Brotherhood of Electrical Workers District No. 9 Pension Plan	93-6074829	NA	NA	No	11/30/2014	223,139	225,673
IBEW Local 164 Pension Fund	22-6031199	Yellow	Yellow	Yes	Eff. until terminated	17,149	102,882
Other plans						44,118	245,032
Totals						$1,124,571	$2,230,795

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

NOTE 12 - INCOME TAXES

Loss from continuing operations before provision for income taxes show below is based on the geographic locations to which such loss is attributed for the years ended April 30:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2013	2012
Loss from continuing operations before income taxes:

Domestic	$(4,186,354)	$(14,245,758)
Foreign	(3,037,790)	(569,023)

Totals	$(7,224,144)	$(14,814,781)

The provision for income taxes from continuing operations for the years ended April 30, 2013 and 2012 is summarized as follows:

	2013	2012
Current
Federal	$-	$-
State	13,859	53,218
Foreign	192,736	266,216
Totals	206,595	319,434
Deferred
Federal	-	1,618,303
State	-	237,388
Foreign	551,549	(298,649)
Totals	551,549	1,557,042
Total provision for income taxes	$758,144	$1,876,476

The actual provision for income taxes from continuing operations reflected in the consolidated statements of operations for the years ended April 30, 2013 and 2012 differs from the provision computed at the Federal statutory tax rates. The principal differences between the statutory income tax and the actual provision for income taxes are summarized as follows:

	2013	2012
Expected tax (benefit) provision at statutory rate (34%)	$(2,456,209)	$(5,037,026)
Rate differential between US statutory rate (34%) and foreign tax rates	1,777,133	161,035
State and local taxes, net of federal tax benefit	(230,928)	(870,784)
Valuation allowance	259,196	7,578,992
Non deductible financing costs	1,379,848	-
Non deductible change in fair value of acquisition-related contingent consideration	-	28,434
Other permanent differences	29,104	15,825
Totals	$758,144	$1,876,476

Deferred tax assets and liabilities are provided for the effects of temporary difference between tax basis of an asset or liability and its reported amount in the consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the Company’s deferred tax assets and liabilities are as follows:

	2013	2012
Deferred tax assets:

Allowance for doubtful accounts	$226,998	$246,238
Inventory markdown reserve	3,597	-
Reserve for loss on work-in-progress	8,610	648,096
Net operating loss carryforward	484,827	180,741
Bonus and vacation accruals	148,282	86,120
Non-qualified stock options	67,050	51,712
Federal benefit for foreign tax credit	132,800	132,800
Valuation allowance	(966,902)	(972,884)
Deferred tax assets-current	105,262	372,823

Intangible assets	3,375	3,682
Goodwill	39,210	42,782
Property and equipment	355,489	355,489
Net operating loss carryforward	8,551,386	6,889,345
Valuation allowance	(8,853,193)	(6,586,769)
Deferred tax assets-long-term	96,267	704,529

Deferred tax liabilities:

Deferred revenue	(13,888)	(65,273)
Deferred tax liabilities-current	(13,888)	(65,273)

Property and equipment	(111,801)	(134,661)
Intangible assets	(75,840)	(118,107)
Cumulative translation adjustments	-	(207,762)
Deferred tax liabilities-long-term	(187,641)	(460,530)

Net deferred tax assets	$-	$551,549

At April 30, 2013, the Company has net operating loss carryforwards for Federal tax purposes approximating $24,469,000 expiring through 2033. The Company also has net operating loss carryforwards for state tax purposes approximating $27,864,000 expiring in varying amounts through 2033. The Company considers past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. The Company’s forecast of expected future taxable income is based over such future periods that it believes can be reasonably estimated. Based on its analysis as of April 30, 2013, the Company increased its valuation allowance by approximately $2,260,000 on its domestic and foreign deferred tax assets. Due to the uncertainty of recognizing a tax benefit on loss carryforwards, the Company has provided a valuation allowance of approximately $9,820,000 at April 30, 2013. However, the future use of some or all of such carried forward domestic losses may be limited by Sec. 382 of the Internal Revenue Code in the event of an ownership change, which may have been incurred as a result of the Company’s financing activities and other transactions or transaction among the Company’s shareholders, such as the Hartford and Lakewood asset sales described in Note 16.

The tax change in the valuation allowance is listed below:

	2013	2012
Balance at beginning of the year	$7,559,653	$1,221,800

Charged to costs and expenses	2,260,442	6,545,615
Reversed to gross tax assets and other accounts	-	(207,762)

Balance at end of the year	$9,820,095	$7,559,653

In 2012, an additional valuation allowance was established against the remaining domestic net deferred tax assets as the Company determined it was not more likely that these assets would be realized. In 2013, the valuation allowance was increased to offset the foreign net deferred tax assets as the Company determined it was not more likely than not that these assets would be realized. At April 30, 2013, the Company’s net deferred tax assets are fully offset by a valuation allowance. The Company continues to analyze the realizability of its deferred tax assets on a regular basis.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred taxes have not been provided on the excess book basis in the shares of the Company’s Australia subsidiaries because these basis differences are not expected to reverse in the foreseeable future. These basis differences could reverse through a sale of the subsidiaries, the receipt of dividends from the subsidiaries, as well as various other events. It is not practical to calculate the residual income taxes that would result if these bases differences reversed due to the complexities of the income tax law and the hypothetical nature of these calculations.

The Company had no undistributed earnings of its Australia subsidiaries for the years ended April 30, 2013 and 2012. Deferred taxes have not been provided on any basis differences in the shares of the Company’s Australia subsidiaries as such differences are not expected to reverse in the foreseeable future. These basis differences could reverse through a sale of the subsidiaries, the receipt of dividends from the subsidiaries, as well as various other events. It is not practical to calculate the residual income taxes that would result if these bases differences reversed.

NOTE 13 - STOCK OPTION PLANS

In September 2006, the Company adopted the 2007 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options. Under the 2007 Incentive Stock Plan, 57,142 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. These shares were registered under Form S-8. Under the terms of the 2007 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At April 30, 2013, options to purchase 53,929 shares were outstanding at exercise prices ranging from $2.73 to $21.98. At April 30, 2013, there were 1,428 options available for grant under the 2007 Incentive Stock Plan.

In September 2005, the Company adopted the 2006 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options. Under the 2006 Incentive Stock Plan, 57,142 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. These shares were registered under Form S-8. Under the terms of the 2006 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At April 30, 2013, options to purchase 46,571 shares were outstanding at exercise prices ranging from $2.52 to $4.20. At April 30, 2013, there were 346 options available for grant under the 2006 Incentive Stock Plan.

In March 2003, the Company established a stock option plan pursuant to which options to acquire a maximum of 59,523 shares of the Company's common stock were reserved for grant (the "2002 Plan"). These shares were registered under Form S-8. Under the terms of the 2002 Plan, the options are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At April 30, 2013, options to purchase 15,779 shares were outstanding at exercise prices ranging from $4.20 to $39.90. At April 30, 2013, there were no further shares available for grant under the 2002 Plan as the ten-year term of the 2002 Plan had been reached.

The following is a summary of information with respect to stock options granted under the 2002 Plan, 2006 Incentive Stock Plan and 2007 Incentive Stock Plan at April 30, 2013 and 2012:

	Options Outstanding at April 30, 2013			Options Exercisable at April 30, 2013
Exercise prices	Shares under option	Weighted-average remaining life in years	Weighted-average Exercise Price	Shares under option	Weighted-average Exercise Price

$2.52 - $5.88	97,143	4.43	$4.09	88,571	$4.13
$16.59 - $39.90	19,136	1.07	$19.94	18,945	$19.93

Total	116,279	3.88	$6.70	107,516	$6.92

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Options Outstanding at April 30, 2012			Options Exercisable at April 30, 2012
Exercise prices	Shares under option	Weighted-average remaining life in years	Weighted-average Exercise Price	Shares under option	Weighted-average Exercise Price

$16.59 - $24.71	22,942	2.07	$19.71	18,386	$19.18
$39.9 - $44.31	9,948	0.91	$43.67	9,947	$43.67
$71.75 - $84.70	929	0.14	$80.32	929	$80.32

Total	33,819	1.67	$28.42	29,262	$29.45

The following table summarizes stock option activity for the year ended April 30, 2013, during which there were no options exercised under the Company’s stock option plans:

	2002 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2012	5,991	$29.54

Granted	12,857	4.50
Exercised	-	-
Forfeited/Expired	(3,069)	37.54

Outstanding, April 30, 2013	15,779	$7.58	3.8	$-

Vested and expected to vest, April 30, 2013	14,952	$7.64	3.8	$-

Exercisable, April 30, 2013	12,731	$7.83	3.7	$-

	2006 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2012	757	$77.08

Granted	46,571	4.19
Exercised	-	-
Forfeited/Expired	(757)	77.08

Outstanding, April 30, 2013	46,571	$4.19	4.4	$-

Vested and expected to vest, April 30, 2013	46,571	$4.19	4.4	$-

Exercisable, April 30, 2013	46,571	$4.19	4.4	$-

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2007 Plan
	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2012	27,071	$26.81

Granted	37,714	3.82
Exercised	-	-
Forfeited/Expired	(10,856)	37.40

Outstanding, April 30, 2013	53,929	$8.60	3.5	$-

Vested and expected to vest, April 30, 2013	52,379	$8.78	3.4	$-

Exercisable, April 30, 2013	48,214	$9.30	3.3	$-

NOTE 14 - SHAREHOLDERS' EQUITY

Reverse Stock Split

Effective May 28, 2013, the Company amended its Certificate of Incorporation, as amended, pursuant to which the Company effected a one-for-seven reverse split of the Company’s issued and outstanding shares of common stock (the Reverse Stock Split) and reduced the number of authorized shares of common stock by the same ratio, from 100 million to 14,285,715, by filing a Certificate of Amendment to the Certificate of Incorporation (the Certificate of Amendment) with the Secretary of State of Delaware to effectuate such amendment. The total issued and outstanding common stock was decreased from approximately 6,954,766 shares to 993,538 shares. All results reported in this annual report include the effects of the Reverse Stock Split.

The purpose of the Reverse Stock Split was to raise the per share trading price of WPCS common stock to regain compliance with the $1.00 per share minimum bid price requirement for a continued listing on the NASDAQ Capital Market. In order to maintain the WPCS listing on the NASDAQ Capital Market, on or before June 24, 2013, the Company’s common stock was required to have a minimum closing bid price of $1.00 per share for a minimum of ten prior consecutive trading days, which was achieved.

As previously reported, the holders of a majority of the issued and outstanding shares of common stock of the Company, at the annual shareholder meeting held on February 28, 2013, granted discretionary authority to the Company’s board of directors to effectuate a reverse stock at a range from 1-for-2 up to 1-for-10. On May 6, 2013, the Company’s board of directors authorized the Reverse Stock Split pursuant to a unanimous consent in lieu of a meeting.

Section 16(b) Settlement

On August 7, 2006, Maureen Huppe, a stockholder of the Company, filed suit in the United States District Court Southern District of New York, against defendants Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P. (collectively SSF), former stockholders of the Company, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p (b) (Section 16(b)). SSF made sales of 20,445 shares of the Company’s common stock from December 15, 2005 to January 30, 2006, at prices ranging from $64.26 to $88.34 per share. On April 12, 2006, SSF purchased 95,209 shares of the Company’s common stock at $49.00 per share.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The complaint sought disgorgement from SSF for any "short-swing profits" obtained by them in violation of Section 16(b), as a result of the foregoing sales and purchases of the Company’s common stock within periods of less than nine months while SSF was a beneficial owner of more than 10% of the Company’s common stock. The complaint sought disgorgement to the Company of all profits earned by SSF on the transactions, attorneys’ fees and other expenses. While the suit named the Company as a nominal defendant, it contained no claims against nor sought relief from the Company.

On June 13, 2012, the parties executed a court approved settlement which resolved this Section 16(b) action. Pursuant to this settlement, SSF agreed to pay the Company $529,280 in disgorgement of short-swing profits, less the fees and expenses agreed upon by the plaintiffs of $272,539 in connection with the settlement, resulting in the remainder, or $254,361, paid to the Company. The Company recorded the net proceeds as additional paid-in capital.

Stockholder Rights Plan

On February 24, 2010, the Company adopted a stockholder rights plan. The stockholder rights plan was embodied in the Rights Agreement dated as of February 24, 2010 (the Rights Agreement) between the Company and Interwest Transfer Co., Inc. (the Rights Agent). In connection with the Rights Agreement, the Company declared a dividend of one preferred share purchase right (a Right) for each outstanding share of the Company’s common stock to stockholders of record at the close of business on March 8, 2010. Each Right entitled the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth (1/1000th) of a share of Series D Junior Participating Preferred Stock, $0.0001 par value (the Preferred Stock) at a purchase price of $15.00, subject to adjustment.

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

NOTE 15 - SEGMENT REPORTING

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

As part of the divestiture transactions more fully described in Note 16, “Discontinued Operations”, the Company reclassified the reporting units within its reportable segments. As a result, wireless communications includes the Suisun City and Australia Operations, specialty construction includes the China Operations, and electrical power includes the Trenton, Seattle and Portland Operations, for each of the periods presented. The segment information presented below contains the operating results for the continuing operations only. The St. Louis, Sarasota, Lakewood and Hartford Operations were sold and are reported as discontinued operations. The Sarasota, Lakewood and Hartford Operations were previously reported in the wireless communications segment and the St. Louis Operation was reported in the specialty construction segment. Segment results for the year ended April 30, 2013 and 2012 are as follows:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of and for the Year Ended April 30, 2013
	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total

Revenue	$-	$17,664,517	$5,257,932	$19,406,225	$42,328,674

Depreciation and amortization	$30,964	$346,410	$721,893	$232,902	$1,332,169

Income (loss) before income taxes from continuing operations	$(7,585,648)	$(2,093,262)	$412,297	$2,042,469	$(7,224,144)

Total assets	$2,679,196	$4,910,535	$5,905,158	$4,650,077	$18,144,966

Additions of property and equipment	$-	$163,087	$710,102	$203,036	$1,076,225

	As of and for the Year Ended April 30, 2012
	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total

Revenue	$-	$23,311,966	$6,093,745	$36,056,446	$65,462,157

Depreciation and amortization	$64,651	$503,196	$766,857	$440,968	$1,775,672

Income (loss) before income taxes from continuing operations	$(3,648,421)	$(163,226)	$313,419	$(11,316,553)	$(14,814,781)

Goodwill	$-	$1,930,826	$-	$-	$1,930,826

Total assets	$8,907,729	$8,936,442	$7,680,782	$10,270,446	$35,795,399

Additions of property and equipment	$11,781	$160,735	$90,109	$153,906	$416,531

As of and for the years ended April 30, 2013 and 2012, the specialty construction segment includes approximately $5,258,000 and $6,094,000 in revenue and $198,000 and $898,000 of net assets held in China related to the Company’s 60% interest in the China Operations, respectively. As of and for the years ended Apri1 30, 2013 and 2012, the wireless communications segment includes approximately $7,660,000 and $12,290,000 in revenue and $(308,000) and $3,100,000 of net assets held in Australia related to the Company’s Australia Operations, respectively.

NOTE 16 - DISCONTINUED OPERATIONS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

To date, the Company has not reached agreement with Kavveri with regard to resolving the net asset valuation. On January 28, 2013, Kavveri submitted a revised aggregate claim for indemnification by the Company of approximately $1,511,000 with regard to (1) net asset valuation claim owed of approximately $698,000, which includes accounts receivable deemed uncollectible of $519,000 related to a project that was completed by the Company’s former Hartford Operations and accepted by the customer on or prior to the Closing Date; and (2) delinquent account receivables to be repurchased of approximately $813,000.

On February 27, 2013, the Company notified Kavveri that it disputed these claims. Among other things, the Company disputes the amount of the delinquent receivables, and believes that after consideration of reserves for uncollectible accounts and other offsets previously considered in its calculation of the net asset valuation, the total amount of accounts receivable deemed uncollectible for repurchase to be approximately $36,000. However, the Company contends that Kavveri missed the deadline to notify the Company regarding the repurchase of delinquent receivables pursuant to the terms of the Asset Purchase Agreement regarding timing for notification to the Company, which would eliminate any repurchase payment owed by the Company to Kavveri. The Company also believes that the $519,000 of accounts receivable claimed for indemnification by Kavveri is without merit. Finally, the Company also disputes the net asset valuation claim, and believes Kavveri owes the Company approximately $58,000, following its evaluation of the uncollectible accounts receivable. With regard to the net asset valuation claim, if the parties disagree, and if they are unable to come to an agreement, the matter will be submitted to one or more independent, nationally-recognized accounting firms for final determination. As of the date of this annual report, no matters have been submitted to the independent accounting firm.

The Company has reported the financial activity of these four operations as discontinued operations for all periods presented. The Company has reflected the estimated changes in the in the gain (loss) from the disposal of the St. Louis, the Sarasota, the Hartford and Lakewood Operations in the years ended April 30, 2013 and 2012. A summary of the operating results for the discontinued operations is as follows:

	Years Ended
	April 30,
	2013	2012

REVENUE	$4,901,501	$29,622,221

COSTS AND EXPENSES:
Cost of revenue	4,088,400	22,397,710
Selling, general and administrative expenses	1,291,164	6,705,498
Depreciation and amortization	101,750	550,346
Goodwill and intangible assets impairment	-	148,437

	5,481,314	29,801,991

OPERATING LOSS FROM DISCONTINUED OPERATIONS	(579,813)	(179,770)

Interest expense	5,315	19,683

Loss from discontinued operations before income tax provision	(585,128)	(199,453)

Income tax provision	4,491	2,646,224

Loss from discontinued operations, net of tax	(589,619)	(2,845,677)

(Loss) gain from disposal	1,756,586	(1,032,737)

TOTAL INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$1,166,967	$(3,878,414)

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company incurred approximately $304,000 of expenses directly associated with the sale of the St. Louis and Sarasota Operations, and $56,000 directly associated with the sale of the Hartford and Lakewood Operations.

There were no assets or liabilities included in the consolidated balance sheets for the St. Louis, Sarasota Hartford, and Lakewood Operations at April 30, 2013. The major classes of assets and liabilities included in the consolidated balance sheets at April 30, 2012 of the discontinued operations were as follows:

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Other payable to Zurich

On July 12, 2012, the Company executed the Financing Agreement with Zurich. Under the terms of the Zurich Agreement, Zurich advanced the Company $793,927 for the payment of labor and labor-related benefits to assist in completing the project contract with the Owner or Cooper Project. The Cooper Project is a $16.2 million project completed by the Company’s Trenton Operations. Zurich and its affiliate F&D, as surety, have issued certain performance and payment bonds on behalf of the Owner in regard to the Company’s work on this project. The Company was to repay Zurich the financial advances by September 2012; however the Company was in default under the Financing Agreement as it had not repaid Zurich the $793,927 and Zurich paid certain of the Company’s vendors pursuant to Zurich’s obligations under its payment bond on the Cooper Project. As a result, a letter of direction was sent to the Owner requesting that all current and future amounts to be paid on the contract be assigned and paid to Zurich directly.

In addition, the Company is contingently liable to Zurich and its affiliate F&D under the Indemnity Agreement. Zurich and F&D, as surety, have issued certain performance and payment bonds on behalf of owners or customers regarding the Company’s work on various projects under the Indemnity Agreement. The Company agrees to indemnify the surety for any payments made by Zurich on contracts of suretyship, guaranty or indemnity.

Regarding Zurich, F&D and the Indemnity Agreement, on April 17, 2013, the Company executed the Forbearance Agreement with Zurich, which supersedes the Financing Agreement. As of April 16, 2013, the total Loss Amount due Zurich under the Forbearance Agreement less payments received by Zurich was $2,836,668. Under the Forbearance Agreement, among other things, the parties have agreed to the following payments which will be credited against the Loss Amount owed to Zurich by the Company: (1) the Interim Liability Payments; (2) the Customer Payments; and (3) the Claim, up to the Loss Amount as it exists at the time. As of April 30, 2013, the net Other Payable for the Loss Amount owed Zurich under the Forbearance Agreement was $1,743,986, which includes the initial Interim Liability Payments of $25,000 per month, and $1,090,604 of additional contract accounts receivable representing future Customer Payments and $22,922 of additional accounts payable assigned to Zurich which were reclassed from consolidated accounts receivable and accounts payable, respectively. As of the date of this annual report, the Loss Amount owed to Zurich is approximately $1,634,000 following Interim Liability and Customer Payments made subsequent to April 30, 2013.

Each or any of the following shall constitute an event of default under the Forbearance Agreement: (a) failure by the Company to make any of the Interim Liability Payments; (b) failure by the Company to remit any Customer Payments received; (c) the failure by the Company or the Owner to remit the proceeds of the Claim to Zurich; and (d) any Loss Amount that still exists as of December 31, 2013. If an event of default occurs, Zurich is authorized to confess judgment against the Company, however the entry of any judgment by confession shall not constitute a waiver or release of any of Zurich’s rights under the Indemnity Agreement. The Company is currently in compliance with the terms of the Forbearance Agreement.

The Company has submitted a revised Claim and request for equitable adjustment to the Owner in the amount of $2,421,425 for significant delays, disruptions and construction changes that were beyond its control and required the Company to perform additional work. The Company is currently in negotiations with the Owner to settle the Claim. The next step in the resolution process as set forth in the contract with the Owner is mandatory non-binding mediation through the AAA. On April 15, 2013, the Company filed the Mediation request with the AAA with regard to the Claim. The Company is awaiting a response from the Owner, and as such no date has been established for the Mediation. If it is successful in the settlement of this Claim, the Company expects to use the proceeds from the Claim to repay Zurich the Loss Amount as it exists at the time. There can be no assurance that the Company will be successful in settling with the Owner for all or a portion of the submitted claim.

Employment Agreements

The Company has entered into employment contracts ranging from one to five years with certain of its employees. The aggregate base salary commitments under these contracts at April 30, 2013 are summarized as follows:

Year Ending April 30,
2014	$1,409,500
2015	778,333
2016	575,000
2017	575,000
2018	431,250
Total aggregate base salary commitments	$3,769,083

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

Lease Commitments

The Company leases its office facilities pursuant to noncancelable operating leases expiring through December 2017. The Company also has noncancelable vehicle leases. The minimum rental commitments under these noncancelable leases at April 30, 2013 are summarized as follows:

Year ending April 30,
2014	$457,696
2015	313,529
2016	180,301
2017	98,276
2018	66,410

Total minimum lease payments	$1,116,212

Rent expense for all operating leases was approximately $491,000 and $570,000 in 2013 and 2012, respectively.

NOTE 18 - SUBSEQUENT EVENTS-EXECUTIVE MANAGEMENT CHANGES

Andrew Hidalgo Separation

On July 24, 2013, the Company entered into a separation agreement (the Separation Agreement) with Andrew Hidalgo (Hidalgo), the Company’s President, Chief Executive Officer and a member of the board of directors. Pursuant to the Separation Agreement, Hidalgo will resign effective at the close of business on July 30, 2013 (the Termination Date), as the President, Chief Executive Officer and a member of the board of directors of the Company and from all officer and director positions with all of the Company’s subsidiaries.

Pursuant to the Separation Agreement, Hidalgo intends to submit an offer to the Company to acquire the Company’s subsidiaries located in Trenton, New Jersey and Australia (the Proposed Acquisitions). Between the Termination Date and the earlier of (1) October 1, 2013 or (2) the date of closing of the Proposed Acquisitions by Hidalgo (the Severance Period), the Company shall continue to pay Hidalgo his current base salary of $325,000 per year through the Company’s normal payroll process. At the end of the Severance Period, Hidalgo shall be entitled to receive a severance payment equal to Hidalgo’s salary from the Termination Date through the end of the term of his employment agreement (January 31, 2018) minus any payments made to Hidalgo during the Severance Period (the Severance Payment).

Hidalgo shall be entitled to apply the Severance Payment towards the purchase price of the Proposed Acquisitions, if successful. In the event that the Proposed Acquisitions are not completed by October 1, 2013, the Company and Hidalgo shall negotiate the payment terms of the Severance Payment.

Sebastian Giordano Appointment

Effective August 1, 2013, Sebastian Giordano (Giordano), a member of the Company’s board of directors, will be appointed as the Company’s Interim Chief Executive Officer.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective August 1, 2013, the Company will enter into a letter agreement (the Giordano Agreement) with Giordano to serve as Interim Chief Executive Officer on a part-time basis until a permanent chief executive officer is appointed. The Giordano Agreement can be terminated by either party upon 30 days prior notice. Pursuant to the Giordano Agreement, Giordano shall receive a monthly consulting fee of $10,833. In addition, upon the Company approving a new stock incentive plan, Giordano shall receive a grant of 30,000 shares of the Company’s common stock and Giordano shall be entitled to receive a discretionary bonus upon successful achievement of a merger or acquisition of the Company by another entity. The Company will also reimburse Giordano for all reasonable expenses in connection with his services to the Company.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of April 30, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of April 30, 2013.

This annual report does not include an attestation report by CohnReznick LLP, our independent registered public accounting firm, regarding internal control over financial reporting. As a smaller reporting company, our management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our directors and executive officers and their ages, titles, and biographies are set forth below:

NAME	AGE	OFFICES HELD
Andrew Hidalgo (1)	57	Chairman, Chief Executive Officer and Director
Joseph Heater	49	Chief Financial Officer
Myron Polulak	59	Executive Vice President
Charles Benton	62	Director
Kevin Coyle	61	Director
Norm Dumbroff	52	Director
Neil Hebenton	57	Director
Edward Gildea	61	Director
Sebastian Giordano (2)	56	Director

(1)	Effective July 30, 2013, Mr. Hidalgo will resign as Chairman, Chief Executive Officer and Director.
(2)	Effective August 1, 2013, Mr. Giordano will become our Interim Chief Executive Officer and Director.

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

Charles Benton, Director

Mr. Benton has been a director of WPCS since July 2012. Since February 2008, Mr. Benton has served as the Director of Distribution Services – Supply Chain for Charming Shoppes, Inc., a leading national specialty retailer of women’s apparel operating more than 1,800 retail stores throughout the United States. Prior to that, from March 2006 to January 2008, he served as Director of Finance – Supply Chain for Charming Shoppes, and from May 1999 to February 2006, as Manager of Finance – Supply Chain for Charming Shoppes. Previously, Mr. Benton spent approximately 20 years for Consolidated Rail Corporation. He holds a B.S. degree in accounting from St. Joseph’s University in Philadelphia, Pennsylvania. Mr. Benton’s financial experience was instrumental in his selection as a member of our board of directors.

Kevin Coyle, Director

Mr. Coyle has been a director of WPCS since August 2012. Since November 2009, Mr. Coyle has been the Principal of KPC Consulting, his personal consulting company. Between February 2011 and July 2011, Mr. Coyle served as a Senior Vice President for Business Development at Comcast Communications, Inc. in Philadelphia, Pennsylvania. Between 2005 and September 2009, Mr. Coyle served as the Chief Executive Officer of Ygnition Networks, Inc., a Seattle, Washington-based communications service provider. Previously, Mr. Coyle served as Chief Executive Officer of Digital Media Holdings in Denver, Colorado (2002 – 2003), Chief Financial Officer of OneSecure, Inc. in Denver, Colorado and San Jose, California (2000 – 2002) and Group Vice President and Chief Financial Officer of Jones Intercable, Inc. in Denver, Colorado (1990 – 1999). He holds a B.S. degree in finance from Villanova University in Villanova, Pennsylvania and an M.B.A. degree from Drexel University in Philadelphia, Pennsylvania. Mr. Coyle’s experience with communications services, his financial experience and his senior executive experience were instrumental in his selection as a member of our board of directors.

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

Edward Gildea, Director

Mr. Gildea has been a director of WPCS since February 28, 2013. Since 2006, Mr. Gildea has been President, Chief Executive Officer and Chairman of the Board of Directors of Converted Organics Inc., a green technology company that manufactures and sells an organic fertilizer, made from recycled food waste that increases crop yields. From 2000 to 2005, Mr. Gildea was Consultant, Chief Operating Officer and General Counsel to Qualitymetric Inc., an internet research and advisory company. From 1990 to 2000, Mr. Gildea was Vice President—Legal, Assistant Secretary and Assistant General Counsel to Kellogg Company. Mr. Gildea received a B.A. from The College of the Holy Cross and a J.D. from Suffolk University Law School. Mr. Gildea was nominated by the Board of Directors in connection with the sale of the Notes under the Purchase Agreement. Mr. Gildea’s executive business experience was instrumental in his selection as a member of our board of directors.

Sebastian Giordano, Director

Mr. Giordano has been a director of WPCS since February 28, 2013. Since 2002, Mr. Giordano has been Chief Executive Officer of Ascentaur, LLC, a business consulting firm providing comprehensive strategic, financial and business development services to start-up, turnaround and emerging growth companies. From 1998 to 2002, Mr. Giordano was Chief Executive Officer of Drive One, Inc., a safety training and education business. From 1992 to 1998, Mr. Giordano was Chief Financial Officer of Sterling Vision, Inc., a retail optical chain. Mr. Giordano received B.B.A. and M.B.A. degrees from Iona College. Mr. Giardino was nominated by the Board of Directors in connection with the sale of the Notes to the Buyers under the Purchase Agreement. Mr. Giordano’s executive business experience was instrumental in his selection as a member of our board of directors.

Family Relationships

None.

Meetings and Committees of the Board of Directors

During the fiscal year ended April 30, 2013, our board of directors held six meetings and approved certain actions by unanimous written consent. We expect our directors to attend all board and committee meetings and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities.

Audit Committee

Our Audit Committee consists of Kevin Coyle, Charles Benton, Norm Dumbroff, Edward Gildea, Sebastian Giordano and Neil Hebenton, with Mr. Coyle elected as Chairman of the Committee. Our Board of Directors has determined that all of the members are “independent” as that term is defined under applicable SEC rules and under the current listing standards of The NASDAQ Stock Market. Mr. Benton is our audit committee financial expert. Effective August 1, 2013, Mr. Giordano will resign from the Audit Committee as he will no longer be considered an independent director.

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

Executive Committee

Our Executive Committee consists of Charles Benton, Norm Dumbroff, Edward Gildea, Sebastian Giordano and Neil Hebenton, with Mr. Benton elected as Chairman of the Committee. Our Board of Directors has determined that all of the members are “independent” under the current listing standards of The NASDAQ Stock Market. Our Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Executive Committee. Effective August 1, 2013, Mr. Giordano will resign from the Executive Committee as he will no longer be considered an independent director.

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

Nominating Committee

Our Nominating Committee consists of Norm Dumbroff, Edward Gildea, Sebastian Giordano and Neil Hebenton, with Mr. Hebenton elected as Chairman of the Committee. The Board of Directors has determined that all of the members are “independent” under the current listing standards of The NASDAQ Stock Market. Effective August 1, 2013, Mr. Giordano will resign from the Nominating Committee as he will no longer be considered an independent director.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities We believe that, during fiscal 2013, except for Form 4s relating to stock option grants made on September 18, 2012 to Andrew Hidalgo, Joseph Heater, Myron Polulak, Neal Hebenton, Norm Dumbroff, Kevin Coyle and Charlie Benton, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

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

Charles Benton, Chairman

Norm Dumbroff

Edward Gildea

Sebastian Giordano

Neil Hebenton

COMPENSATION DISCUSSION AND ANALYSIS (CD&A)

The following discussion and analysis of compensation arrangements of our named executive officers for the fiscal year ended April 30, 2013 should be read together with the compensation tables and related disclosures set forth below.

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

Tax and Accounting Considerations

Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code of 1986, as amended, restricts deductibility of executive compensation paid to our Chief Executive Officer and each of the four other most highly compensated executive officers holding office at the end of any year to the extent such compensation exceeds $1,000,000 for any of such officers in any year and does not qualify for an exception under Section 162(m) or related regulations. The Executive Committee’s policy is to qualify its executive compensation for deductibility under applicable tax laws to the extent practicable. Income related to stock options granted under our 2006 Incentive Stock Plan and 2007 Incentive Stock Plan, generally qualify for an exemption from these restrictions imposed by Section 162(m). In the future, the Executive Committee will continue to evaluate the advisability of qualifying its executive compensation for full deductibility.

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

On July 24, 2013, we entered into the Separation Agreement with Mr. Hidalgo. Pursuant to the Separation Agreement, Mr. Hidalgo will resign effective with the Termination Date on July 30, 2013, as the President, Chief Executive Officer and a member of the board of directors of the Company and from all officer and director positions with all of our subsidiaries. During the Severance Period, we shall continue to pay Hidalgo his current base salary of $325,000 per year through our normal payroll process. At the end of the Severance Period, Hidalgo shall be entitled to receive a Severance Payment equal to Hidalgo’s salary from the Termination Date through the end of the term of his employment agreement (January 31, 2018) minus any payments made to Hidalgo during the Severance Period.

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

Contract with Sebastian Giordano

Effective August 1, 2013, we will enter into the Giordano Agreement with Sebastian Giordano to serve as Interim Chief Executive Officer on a part-time basis until a permanent chief executive officer is appointed. The Giordano Agreement can be terminated by either party upon 30 days prior notice. Pursuant to the Giordano Agreement, Mr. Giordano shall receive a monthly consulting fee of $10,833. In addition, upon our approving a new stock incentive plan, Mr. Giordano shall receive a grant of 30,000 shares of our common stock and Mr. Giordano shall be entitled to receive a discretionary bonus upon successful achievement of a merger or acquisition of the Company by another entity. We will also reimburse Mr. Giordano for all reasonable expenses in connection with his services to us.

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, the two highest paid executive officers and up to two other highest paid individuals whose total annual salary and bonus exceeded $100,000 for fiscal years 2013 and 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(4)	Total ($)

Andrew Hidalgo	2013	325,000	-	18,592	343,592
Chairman, Chief Executive Officer and Director (1)	2012	325,000	-	-	325,000

Joseph Heater	2013	250,000	-	17,593	267,593
Chief Financial Officer (2)	2012	250,000	-	-	250,000

Myron Polulak	2013	200,000	10,000	13,619	223,619
Executive Vice President (3)	2012	176,000	-		176,000

(1) Mr. Hidalgo has served as Chairman, Chief Executive Officer and Director since May 24, 2002.

(2)	Mr. Heater has served as Chief Financial Officer since July 15, 2003.

(3) Mr. Polulak has served as Executive Vice President since December 1, 2010.

(4) Represents the dollar amount of stock-based compensation expense recognized in fiscal 2013 for awards granted in fiscal 2013, as discussed in Note 2, “Summary of Significant Accounting Policies” of the notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth the stock options granted to the named executive officers during fiscal 2013.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Andrew Hidalgo	9/18/12	21,429	$4.20	27,239
Joseph Heater	9/18/12	14,286	$4.20	18,159
Myron Polulak	9/18/12	10,714	$4.20	13,619

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of April 30, 2013.

Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date

Andrew Hidalgo	3,572	-	$16.59	10/10/2013
	5,715	-	$21.98	10/28/2014
	21,428	-	$4.20	9/18/2017

Joseph Heater	1,786	-	$16.59	3/14/2013
	2,858	-	$21.98	10/10/2013
	14,285	-	$4.20	9/18/2017

Myron Polulak	10,714	-	$4.20	9/18/2017

Director Compensation

The following table sets forth summary information concerning the total compensation earned by our non-employee directors in 2013 for services to our company.

Name	Fees Earned or Paid in Cash	Option Awards ($)(*)	Total ($)
Charles Benton (1)	16,000	7,290	23,290
Kevin Coyle (2)	12,000	7,083	19,083
Norm Dumbroff (3)	12,000	5,448	17,448
Neil Hebenton (4)	12,000	5,448	17,448
Edward Gildea (5)	7,000	130	7,130
Sebastian Giordano (6)	7,000	130	7,130
Total:	66,000	25,529	91,529

(*) Amounts represent the stock-based compensation expense recognized in fiscal 2013 for awards granted in fiscal 2013, as discussed in Note 2, “Summary of Significant Accounting Policies” of the notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(1)	8,571 options were outstanding as of April 30, 2013, of which 7,143 were exercisable as of April 30, 2013.
(2)	8,571 options were outstanding as of April 30, 2013, of which 7,143 were exercisable as of April 30, 2013.
(3)	8,286 options were outstanding as of April 30, 2013, of which 8,286 were exercisable as of April 30, 2013.
(4)	8,286 options were outstanding as of April 30, 2013, of which 8,286 were exercisable as of April 30, 2013.
(5)	2,857 options were outstanding as of April 30, 2013, of which none were exercisable as of April 30, 2013.
(6)	2,857 options were outstanding as of April 30, 2013, of which none were exercisable as of April 30, 2013.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of July 12, 2013:

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our officers and directors; and
•	by all of our officers and directors as a group.

Name And Address Of Beneficial Owner (1)	Number of Shares Owned (2)		Percentage of Class (3)
Andrew Hidalgo	59,888	(4)	5.85%
Joseph Heater	18,929	(4)	1.87%
Myron Polulak	10,714	(4)	1.07%
Norm Dumbroff	18,405	(4)	1.84%
Neil Hebenton	8,286	(4)	*
Kevin Coyle	8,571	(4)	*
Charles Benton	8,571	(4)	*
Edward Gildea	-		*
Sebastian Giordano	-		*

All Officers and Directors as a Group (9 persons)	133,364	(4)	12.26%

First Wilshire Securities Management, Inc.
1224 E Green Street, Suite 200
Pasadena, CA 91106	106,896	(5)	10.76%

*	Less than 1%.

(1)	The address for each of our officers and directors is One East Uwchlan Avenue, Exton, PA 19341.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of July 12, 2013 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.
(3)	Percentage based on 993,538 shares of common stock outstanding.
(4)	Includes the following number of shares of common stock which may be acquired by certain officers and directors through the exercise of stock options which were exercisable as of July 12, 2013 or become exercisable within 60 days of that date: Andrew Hidalgo, 30,714 shares; Joseph Heater, 18,929 shares; Myron Polulak, 10,714 shares; Norm Dumbroff, 8,286 shares; Neil Hebenton, 8,286 shares; Kevin Coyle, 8,571 shares; Charles Benton, 8,571 shares; and all officers and directors as a group, 94,071 shares.

(5)	As reported pursuant to a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2013.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about the shares of our common stock that may be issued upon the exercise of options granted to employees under the 2002 Stock Option Plan, which were approved by the Board of Directors, and the 2006 and 2007 Incentive Stock Plans approved by the Board of Directors and shareholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (1)
Equity compensation plan approved by board of directors (1)	15,779	$7.58	-

Equity compensation plan approved by security holders (2)	46,571	$4.19	346

Equity compensation plan approved by security holders (3)	53,929	$8.60	1,428

Total	116,279	$4.06	1,774

(1)	We established a nonqualified stock option plan pursuant to which options to acquire a maximum of 59,523 shares of our common stock were reserved for grant (the “2002 Plan”). As of April 30, 2013, included above in the 2002 Plan are 15,779 shares issuable upon exercise of options granted to employees and directors. The 2002 Plan has reached its 10 year term, and therefore, no additional options may be granted thereunder.

(2)	We established the 2006 Incentive Stock Plan, under which 57,142 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. As of April 30, 2013, 46,571 shares were issuable upon exercise of options granted to employees and directors.

(3)	We established the 2007 Incentive Stock Plan, under which 57,142 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. As of April 30, 2013, 53,929 shares were issuable upon exercise of options granted to employees and directors.

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

We previously leased our former Trenton, New Jersey location from Voacolo Properties LLC, of which the former shareholders of the Trenton Operations are the members. For the fiscal years ended April 30, 2013 and 2012, the rents paid for this lease were $12,600 and $69,600, respectively. This lease was terminated on June 30, 2012.

We lease our Woombye, Queensland, Australia location from Pride Property Trust, of which the former shareholders of Pride are the members. For the fiscal years ended April 30, 2013 and 2012, the rents paid for this lease were $64,333 and $62,181, respectively. We believe the terms of this lease are no less favorable than those which could have been obtained between unrelated parties for similar transactions acting at arm’s length.

The China Operations revenue earned from TGG and subsidiaries is $1,345,524 and $1,274,774 for the years ended April 30, 2013 and 2012, respectively. In connection with the revenue earned from TGG of $647,518 for the year ended April 30, 2013, the accounts receivable was settled by the receipt of real estate from TGG which fair value approximates the recorded amount of accounts receivable. Since the transaction was between related parties, the net book value of the real estate of $449,660 was determined as the transfer value of the real estate. The difference between the fair value and transfer value, or $200,766, was booked to noncontrolling interest.The China Operations accounts receivable due from TGG and subsidiaries is $117,751 and $625,919 as of the years ended April 30, 2013 and 2012, respectively.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended April 30, 2013 and 2012, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were $503,077 and $476,717, respectively.

Audit Related Fees. We incurred fees to our independent auditors of $4,901 and $3,726, respectively, for audit related fees during the fiscal years ended April 30, 2013 and 2012. These fees were related to the specific review of certain Company transactions during these fiscal years, respectively.

Tax and Other Fees. We did not incur fees to our independent auditors for tax compliance services during the fiscal years ended April 30, 2013 and 2012.

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

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:

3.01	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s registration statement on Form SB-2, filed April 7, 2006.

3.02	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.02 of WPCS International Incorporated’s Current Report on Form 8-K, filed February 26, 2010.

3.03	Certificate of Amendment to the Certificate of Incorporation, as filed with the Delaware Secretary of State on March 4, 2013, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K, filed March 4, 2013.

3.04	Certificate of Amendment to the Certificate of Incorporation, as filed with the Delaware Secretary of State on May 16, 2013 and effective May 28, 2013, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K, filed May 28, 2013.

10.01	2002 Employee Stock Option Plan, incorporated by reference to Exhibit 4.4 of WPCS International Incorporated’s Annual Report on Form 10-KSB, filed August 14, 2003.

10.02	2006 Incentive Stock Plan, incorporated by reference to Exhibit 4.2 of WPCS International Incorporated’s registration statement on Form S-8, filed September 21, 2005.

10.03	2007 Incentive Stock Plan, incorporated by reference to Exhibit A of WPCS International Incorporated’s definitive proxy statement on Schedule 14A, filed August 18, 2006.

10.04	Employment Agreement, effective as of February 1, 2010, by and between WPCS International Incorporated and Andrew Hidalgo, incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K, filed February 16, 2010.

10.05	Employment Agreement, effective as of February 1, 2010, by and between WPCS International Incorporated and Joseph Heater, incorporated by reference to Exhibit 10.02 of WPCS International Incorporated’s Current Report on Form 8-K, filed February 16, 2010.

10.06	Securities Purchase Agreement, dated as of September 1, 2011, by and between WPCS International Incorporated and Multiband Corporation, incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed September 8, 2011.

10.07	Second Amendment to Forbearance Agreement, dated as of September 27, 2011, by and among Bank of America, N.A., WPCS International Incorporated, WPCS International – Lakewood, Inc., WPCS International – Suisun City, Inc., WPCS International – Hartford, Inc., WPCS International - Seattle, Inc., WPCS International – Trenton, Inc., and WPCS International – Portland, Inc., incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s Current Report on Form 8-K filed September 30, 2011.

10.08	Employment Agreement, effective as of December 1, 2011, by and between WPCS International Incorporated and Myron Polulak, incorporated by reference to Exhibit 10.12 of WPCS International Incorporated’s Annual Report on Form 10-K filed July 30, 2012.

10.09	Loan and Security Agreement, dated January 27, 2012, by and among WPCS International Incorporated, WPCS International – Suisun City, Inc., WPCS International – Seattle, Inc., WPCS International – Portland, Inc., WPCS International – Hartford, Inc., WPCS International – Lakewood, Inc., WPCS International – Trenton, Inc. and Sovereign Bank, N.A., incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed January 30, 2012.

10.10	Form of Revolving Credit Note, dated January 27, 2012, issued by WPCS International Incorporated, WPCS International – Suisun City, Inc., WPCS International – Seattle, Inc., WPCS International – Portland, Inc., WPCS International – Hartford, Inc., WPCS International – Lakewood, Inc., and WPCS International – Trenton, Inc. in favor of Sovereign Bank, N.A., incorporated by reference to Exhibit 10.02 of WPCS International Incorporated’s Current Report on Form 8-K filed January 30, 2012.

10.11	Collateral Pledge Agreement, dated January 27, 2012, by WPCS International Incorporated in favor of Sovereign Bank, N.A., incorporated by reference to Exhibit 10.03 of WPCS International Incorporated’s Current Report on Form 8-K filed January 30, 2012.

10.12	First Amendment to Loan and Security Agreement, dated May 3, 2012, by and among WPCS International Incorporated, WPCS International – Suisun City, Inc., WPCS International – Seattle, Inc., WPCS International – Portland, Inc., WPCS International – Hartford, Inc., WPCS International – Lakewood, Inc., WPCS International – Trenton, Inc. and Sovereign Bank, N.A., incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed May 8, 2012.

10.13	Asset Purchase Agreement, dated as of July 25, 2012, by and among WPCS International Incorporated, WPCS International – Hartford, Inc., WPCS International – Lakewood, Inc., New England Communication Systems Corp. and Quality Communications Systems Inc., incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed July 26, 2012.

10.14	Escrow Agreement, dated as of July 25, 2012, by and among WPCS International Incorporated, WPCS International – Hartford, Inc., WPCS International – Lakewood, Inc., New England Communication Systems Corp., Quality Communications Systems Inc. and Sichenzia Ross Friedman Ference LLP, incorporated by reference to Exhibit 10.02 of WPCS International Incorporated’s Current Report on Form 8-K filed July 26, 2012.

10.15	Second Amendment to Loan and Security Agreement, dated August 31, 2012, by and among WPCS International Incorporated, WPCS International – Suisun City, Inc., WPCS International – Seattle, Inc., WPCS International – Portland, Inc., WPCS International – Hartford, Inc., WPCS International – Lakewood, Inc., WPCS International – Trenton, Inc. and Sovereign Bank, N.A., incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed September 5, 2012.

10.16	Securities Purchase Agreement, dated as of December 4, 2012, by and among WPCS International Incorporated, Hudson Bay Master Fund Ltd., Iroquois Master Fund Ltd., American Capital Management LLC, Bay Capital A.G., GRQ Consultants, Inc. 401K and Richard Molinsky, incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed December 5, 2012.

10.17	Form of Note, incorporated by reference to Exhibit 10.02 of WPCS International Incorporated’s Current Report on Form 8-K filed December 5, 2012.

10.18	Form of Warrant, incorporated by reference to Exhibit 10.03 of WPCS International Incorporated’s Current Report on Form 8-K filed December 5, 2012.

10.19	Form of Security and Pledge Agreement, incorporated by reference to Exhibit 10.04 of WPCS International Incorporated’s Current Report on Form 8-K filed December 5, 2012.

10.20	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.05 of WPCS International Incorporated’s Current Report on Form 8-K filed December 5, 2012.

10.21	Form of Guaranty, incorporated by reference to Exhibit 10.06 of WPCS International Incorporated’s Current Report on Form 8-K filed December 5, 2012.

10.22	Form of Collateral Agency Agreement, incorporated by reference to Exhibit 10.07 of WPCS International Incorporated’s Current Report on Form 8-K filed December 5, 2012.

10.23	Separation Agreement, dated July 24, 2013, by and between WPCS International Incorporated and Andrew Hidalgo, incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed July 24, 2013.

10.24	Form of Letter Agreement, by and between WPCS International Incorporated and Sebastian Giordano, incorporated by reference to Exhibit 10.02 of WPCS International Incorporated’s Current Report on Form 8-K filed July 24, 2013.

10.25	Form of Indemnification Agreement, by and between WPCS International Incorporated and Sebastian Giordano, incorporated by reference to Exhibit 10.03 of WPCS International Incorporated’s Current Report on Form 8-K filed July 24, 2013.

14.01	Code of Ethics and Business Conduct, incorporated by reference to Exhibit 14 of WPCS International Incorporated’s annual report on Form 10-KSB, filed August 14, 2003.

21.01	Subsidiaries of the registrant

23.01	Consent of CohnReznick LLP, Independent Registered Public Accounting Firm.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Taxonomy Extension Schema Document*

101 CAL	XBRL Taxonomy Calculation Linkbase Document*

101 LAB	XBRL Taxonomy Labels Linkbase Document*

101 PRE	XBRL Taxonomy Presentation Linkbase Document*

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WPCS INTERNATIONAL INCORPORATED

Date: July 29, 2013	By:	/s/ ANDREW HIDALGO
Andrew Hidalgo
Chief Executive Officer (Principal Executive Officer)

Date: July 29, 2013	By:	/s/ JOSEPH HEATER
Joseph Heater
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ ANDREW HIDALGO	Chairman of the Board	July 29, 2013
Andrew Hidalgo

/s/ CHARLES BENTON	Director	July 29, 2013
Charles Benton

/s/ KEVIN COYLE	Director	July 29, 2013
Kevin Coyle

/s/ NORM DUMBROFF	Director	July 29, 2013
Norm Dumbroff

/s/ EDWARD GILDEA	Director	July 29, 2013
Edward Gildea

/s/ SEBASTIAN GIORDANO	Director	July 29, 2013
Sebastian Giordano

/s/ NEIL HEBENTON	Director	July 29, 2013
Neil Hebenton

