Form 10-Q
period 2013-07-31
WPCS INTERNATIONAL INC
filed 2013-09-16
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended July 31, 2013

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

As of September 12, 2013, there were 1,269,929 shares of registrant’s common stock outstanding.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

		INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

		Condensed consolidated balance sheets at July 31, 2013 (unaudited) and April 30, 2013	3-4

		Condensed consolidated statements of operations for the three months ended July 31, 2013 and 2012 (unaudited)	5

		Condensed consolidated statements of comprehensive (loss) income for the three months ended July 31, 2013 and 2012 (unaudited)	6

		Condensed consolidated statement of deficit for the three months ended July 31, 2013 (unaudited)	7

		Condensed consolidated statements of cash flows for the three months ended July 31, 2013 and 2012 (unaudited)	8-9

		Notes to unaudited condensed consolidated financial statements	10-24

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-39

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	40

	ITEM 4.	Controls and Procedures	41

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	42
	ITEM 1A.	Risk Factors	42
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
	ITEM 3.	Defaults Upon Senior Securities	42
	ITEM 4.	Mine Safety Disclosures	42
	ITEM 5.	Other Information	42
	ITEM 6.	Exhibits	42

	SIGNATURES		43

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2013	2013
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$1,511,505	$1,410,223
Restricted cash	655,754	1,869,178
Accounts receivable, net of allowance of $1,382,778 and $1,427,308 at July 31, 2013 and April 30, 2013, respectively	9,986,639	8,363,089
Costs and estimated earnings in excess of billings on uncompleted contracts	1,453,436	1,148,855
Deferred contract costs	1,569,341	1,597,894
Prepaid expenses and other current assets	318,913	204,492
Prepaid income taxes	2,185	2,185
Total current assets	15,497,773	14,595,916

PROPERTY AND EQUIPMENT, net	2,847,148	3,053,455

OTHER INTANGIBLE ASSETS, net	187,937	250,632

OTHER ASSETS	201,996	244,963

Total assets	$18,734,854	$18,144,966

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	July 31,	April 30,
	2013	2013
	(Unaudited)	(Note 1)
LIABILITIES AND DEFICIT

CURRENT LIABILITIES:

Current portion of loans payable	$49,653	$43,942
Senior secured convertible notes, net of debt discount	1,549,928	1,111,111
Derivative liability - senior secured convertible note	3,939,029	3,088,756
Accounts payable and accrued expenses	5,779,215	4,764,487
Accrued severance expense	1,462,500	-
Billings in excess of costs and estimated earnings on uncompleted contracts	1,713,702	1,642,501
Deferred revenue	277,287	113,503
Other payable	1,633,757	1,743,986
Short-term bank loan	2,446,650	2,432,205
Income taxes payable	74,126	139,557
Total current liabilities	18,925,847	15,080,048

Loans payable, net of current portion	168,127	133,838
Derivative liability - warrants	5,363,285	3,858,508
Total liabilities	24,457,259	19,072,394

COMMITMENTS AND CONTINGENCIES

EQUITY:

WPCS DEFICIT:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued	-	-
Common stock - $0.0001 par value, 14,285,714 shares authorized, 1,269,929 and 994,187 shares issued and outstanding at July 31, 2013 and April 30, 2013, respectively	127	99
Additional paid-in capital	52,146,305	50,844,183
Accumulated deficit	(59,947,459)	(54,054,389)
Accumulated other comprehensive income on foreign currency translation	1,202,993	1,433,541

Total WPCS deficit	(6,598,034)	(1,776,566)

Noncontrolling interest	875,629	849,138
Total deficit	(5,722,405)	(927,428)

Total liabilities and deficit	$18,734,854	$18,144,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	July 31,
	2013	2012

REVENUE	$9,712,088	$13,444,417

COSTS AND EXPENSES:
Cost of revenue	7,149,494	10,514,076
Selling, general and administrative expenses	2,444,811	3,010,966
Severance expense	1,474,277	-
Depreciation and amortization	291,489	361,714

	11,360,071	13,886,756

OPERATING LOSS	(1,647,983)	(442,339)

OTHER EXPENSE (INCOME):
Interest expense	1,160,057	125,115
Change in fair value of derivative liabilities	3,041,905	-
Interest income	(2,770)	(9,798)

Loss from continuing operations before income tax provision	(5,847,175)	(557,656)

Income tax provision	24,151	134,529

LOSS FROM CONTINUING OPERATIONS	(5,871,326)	(692,185)

Discontinued operations
Loss from operations of discontinued operations, net of tax provision of $54,164	-	(639,292)
Gain from disposal	-	2,324,631

Income from discontinued operations, net of tax	-	1,685,339

CONSOLIDATED NET (LOSS) INCOME	(5,871,326)	993,154

Net income (loss) attributable to noncontrolling interest	21,744	(547)

NET (LOSS) INCOME ATTRIBUTABLE TO WPCS	$(5,893,070)	$993,701

Basic and diluted net (loss) income per common share attributable to WPCS:
Loss from continuing operations attributable to WPCS	$(5.89)	$(0.69)
Income from discontinued operations attributable to WPCS	$-	$1.68
Basic and diluted net (loss) income per common share attributable to WPCS	$(5.89)	$0.99

Basic and diluted weighted average number of common shares outstanding	1,000,624	1,000,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended
	July 31,
	2013	2012
Consolidated net (loss) income	$(5,871,326)	$993,154
Other comprehensive income (loss) - foreign currency translation adjustments	(225,801)	23,688
Comprehensive (loss) income	(6,097,127)	1,016,842

Comprehensive income (loss) attributable to noncontrolling interest	26,491	(14,882)
Comprehensive (loss) income attributable to WPCS	$(6,123,618)	$1,031,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF DEFICIT

THREE MONTHS ENDED JULY 31, 2013

(Unaudited)

					Additional		Accumulated		Non-
	Preferred Stock		Common Stock		Paid-In	Accumulated	Other Compre-	WPCS	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	hensive Income	Deficit	Interest	Deficit

BALANCE, May 1, 2013	-	$-	994,187	$99	$50,844,183	$(54,054,389)	$1,433,541	$(1,776,566)	$849,138	$(927,428)

Stock-based compensation	-	-	-	-	21,371	-	-	21,371	-	21,371

Conversion of Notes	-	-	275,742	28	593,895	-	-	593,923	-	593,923

Reclassification of derivative liability upon conversion of Notes	-	-	-	-	686,856	-	-	686,856		686,856

Other comprehensive income	-	-	-	-	-	-	(230,548)	(230,548)	4,747	(225,801)

Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	21,744	21,744

Net loss attributable to WPCS	-	-	-	-	-	(5,893,070)	-	(5,893,070)	-	(5,893,070)

BALANCE, July 31, 2013	-	$-	1,269,929	$127	$52,146,305	$(59,947,459)	$1,202,993	$(6,598,034)	$875,629	$(5,722,405)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	July 31,
	2013	2012
OPERATING ACTIVITIES :
Consolidated net (loss) income	$(5,871,326)	$993,154

Adjustments to reconcile consolidated net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	291,489	463,464
Gain from disposition of operations	-	(2,324,631)
Amortization of notes discount	1,032,741	-
Change in the fair value of derivative liabilities	3,041,905	-
Stock-based compensation	21,371	7,526
Provision for doubtful accounts	(2,465)	(23,495)
Amortization of debt issuance costs	40,549	30,092
Gain on sale of fixed assets	(3,892)	(16,147)
Deferred income taxes	-	(81,924)
Changes in operating assets and liabilities:
Restricted cash	1,213,424	-
Accounts receivable	(1,800,694)	3,449,841
Costs and estimated earnings in excess of billings on uncompleted contracts	(317,207)	(1,151,709)
Deferred contract costs	38,001	-
Inventory	-	(47,176)
Prepaid expenses and other current assets	(124,709)	(394,772)
Prepaid taxes	-	39,931
Other assets	-	254,391
Income taxes payable	(66,593)	77,779
Accounts payable and accrued expenses	1,125,427	(907,324)
Accrued severance expense	1,462,500	-
Billings in excess of costs and estimated earnings on uncompleted contracts	74,614	(1,112,013)
Deferred revenue	162,930	543,822
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	318,065	(199,191)

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Three Months Ended
	July 31,
	2013	2012
INVESTING ACTIVITIES:
Acquisition of property and equipment, net	$(32,700)	$(205,881)
Proceeds from sale of operations, net of transaction costs	-	4,722,437
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(32,700)	4,516,556

FINANCING ACTIVITIES:
Net proceeds from Section 16(b) settlement	-	222,413
Debt issuance costs	-	(27,220)
Repayments under lines of credit	-	(4,964,140)
Repayments under loans payable, net	(14,791)	(39,858)
Borrowings to joint venture partner, net	-	141,704
Repayments of capital lease obligations	-	(10,033)
Repayments under other payable	(110,229)	-
Borrowings under other payable	-	793,927
NET CASH USED IN FINANCING ACTIVITIES	(125,020)	(3,883,207)

Effect of exchange rate changes on cash	(59,063)	12,479

NET INCREASE IN CASH AND CASH EQUIVALENTS	101,282	446,637
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,410,223	811,283
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,511,505	$1,257,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - LIQUIDITY AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of WPCS International Incorporated (WPCS) and its wholly- and majority-owned subsidiaries, as follows, collectively referred to as “we”, “us” or the "Company". United States-based subsidiaries include WPCS Incorporated, WPCS International – Suisun City, Inc. (Suisun City Operations), WPCS International – Lakewood, Inc. (Lakewood Operations), WPCS International – Hartford, Inc. (Hartford Operations), WPCS International – Trenton, Inc. (Trenton Operations), WPCS International – Seattle, Inc. (Seattle Operations), and WPCS International – Portland, Inc. (Portland Operations). International operations include WPCS Asia Limited, 60% of Taian AGS Pipeline Construction Co. Ltd. (China Operations), and WPCS Australia Pty Ltd., WPCS International – Brendale, Pty Ltd., and The Pride Group (QLD) Pty Ltd. (Pride), (collectively, Australia Operations).

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q of Article 10 of Regulation S-X and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2013 included in the Company’s Annual Report on Form 10-K. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of condensed consolidated financial position, results of operations and cash flows for the interim periods. Operating results for the three month period ended July 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2014. The amounts for the April 30, 2013 balance sheet have been extracted from the audited consolidated financial statements included in Form 10-K for the year ended April 30, 2013.

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

At July 31, 2013, the Company has losses from operations, has a working capital deficiency of $3,428,074, and has outstanding balances due to its former surety under a forbearance agreement of $1,633,757. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As more fully described in Note 12, “Commitments and Contingencies,” on July 12, 2012, the Company executed the Surety Financing and Confession of Judgment Agreement (the Financing Agreement) with Zurich American Insurance Company (Zurich). Under the terms of the Financing Agreement, Zurich advanced the Company $793,927 to assist in the completion of the project contract with the Camden County Improvement Authority for work at the Cooper Medical Center of Rowan University (the Owner or Cooper Project). The Company was in default under the terms of the Financing Agreement.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 17, 2013, the Company executed the Surety Forbearance and Confession of Judgment Agreement (the Forbearance Agreement) with Zurich, which supersedes the Financing Agreement. As of July 31, 2013, the Company is in compliance with the terms of the Forbearance Agreement.

The Company has submitted a claim and request for equitable adjustment to the Owner in the amount of $2,421,425 (the Claim) for significant delays, disruptions and construction changes that were beyond its control related to the Cooper Project, which was completed in the fiscal year ended April 30, 2013. If the Company is successful in the settlement of this Claim, the Company expects to use the proceeds from the claim to repay Zurich the remaining amounts due under the Forbearance Agreement. There can be no assurance that the Company will be successful in settling with the Owner for all or a portion of the submitted claim.

At July 31, 2013, the Company had a working capital deficiency of $3,428,074, which consisted of current assets of $15,497,773 and current liabilities of $18,925,847. However, current liabilities as presented in the condensed consolidated balance sheet at July 31, 2013 include: (1) $1,462,500 of severance liability related to the Hidalgo Separation Agreement, as further described in Note 13, “Executive Management Changes”; (2) $2,083,000 of fair value liabilities related to the Notes, which is a non-cash liability that has no impact on our operating income or cash flows; and (3) the $1,633,757 under the Zurich Forbearance Agreement.

The Company's continuation as a going concern beyond the next twelve months and its ability to discharge its liabilities and commitments in the normal course of business is ultimately dependent upon the execution of its future plans, which include the following: (1) its ability to generate future operating income, reduce operating expenses and produce cash from its operating activities, which will be affected by general economic, competitive, and other factors, many of which are beyond the Company's control; (2) the repayment of, or the modification of the terms under the Zurich Forbearance Agreement; (3) the settlement of the claim with the Owner; and (4) obtaining additional funds, either through financing or sale of assets. There can be no assurance that the Company’s plans to ensure continuation as a going concern will be successful.

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

Restricted Cash

In connection with the terms of the Notes, all payments of accounts receivable of the Company (and its domestic subsidiaries) are deposited into an account (the Lockbox Account) controlled by Worldwide Stock Transfer, LLC (the Collateral Agent). The Company is permitted to receive from the Lockbox Account on a daily basis, such cash equal to (A) (i) the cash balance in the Lockbox Account plus (ii) 95% of the available qualified accounts receivable, less (iii) $250,000, minus (B) the amount of principal, accrued interest and costs and expenses owed pursuant to the Notes. At any given time, the Company considers the cash held in the Lockbox Account that it is not yet permitted to draw down based on the calculation above, to be restricted cash. Restricted cash is classified as a current asset, consistent with the classification of the Notes as a current liability.

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

Fair Value of Financial Instruments

The Company’s material financial instruments at July 31, 2013 and for which disclosure of fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, accounts payable, line of credit and loans payable. The fair values of cash and cash equivalents, accounts receivable, and accounts payable are equal to their carrying value because of their liquidity and short-term maturity. Management believes that the fair values of the line of credit and loans payable do not differ materially from their aggregate carrying values in that substantially all the obligations bear variable interest rates that are based on market rates or interest rates that are periodically adjustable to rates that are based on market rates.

Other Intangible Assets

Other intangible assets have finite useful lives and are comprised of customer lists. The Company reviews its other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing a review for impairment, the Company compares the carrying value of the assets with their estimated future undiscounted cash flows from the use of the asset and eventual disposition. If the estimated undiscounted future cash flows are less than carrying value, an impairment loss is charged to operations based on the difference between the carrying amount and the fair value of the asset.

Other intangible assets consist of the following at July 31, 2013 and April 30, 2013:

	Estimated useful life	July 31,	April 30,
	(years)	2013	2013

Customer list	3-9	$1,911,507	$1,975,527
Less accumulated amortization		(1,723,570)	(1,724,895)

Totals		$187,937	$250,632

Amortization expense of other intangible assets for the three months ended July 31, 2013 and 2012 was $31,555 and $35,099, respectively. There are no expected residual values related to these intangible assets.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. Cost estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated cost to complete projects, which determines the project’s percent complete, must be made and used in connection with the revenue recognized in the accounting period. Current estimates may be revised as additional information becomes available. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated. For the three months ended July 31, 2013 and 2012, the Company has provided aggregate loss provisions of approximately $13,000 and $248,000 related to anticipated losses on long-term contracts.

The length of the Company’s contracts varies but is typically between three months and two years. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying consolidated balance sheets as they will be liquidated in the normal course of contract completion, although this may require more than one year.

The Company records revenue and profit from short-term contracts for the China Operations under the completed contract method, whereas income is recognized only when a contract is completed or substantially completed. Accordingly, during the period of performance, billings and deferred contract costs are accumulated on the consolidated balance sheets, but no revenue or income is recorded before completion or substantial completion of the work. The Company’s decision is based on the short-term nature of the work performed.

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

On a periodic basis, the Company evaluates its ability to realize its deferred tax assets net of its deferred tax liabilities and adjusts such amounts in light of changing facts and circumstances, including but not limited to the level of past and future taxable income, and the current and future expected utilization of tax benefit carryforwards. The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is required to reduce the net deferred tax assets to the amount that is more likely than not to be realized in future periods. The Company considers past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. The Company’s forecast of expected future taxable income is based over such future periods that it believes can be reasonably estimated. Based on its analysis as of July 31, 2013, the Company continues to provide a full valuation allowance on its domestic and foreign deferred tax assets. The Company will continue to evaluate the realization of its deferred tax assets and liabilities on a periodic basis, and will adjust such amounts in light of changing facts and circumstances.

The Company performed a review for uncertainty in income tax positions in accordance with authoritative guidance. This review did not result in the recognition of any material unrecognized tax benefits as of July 31, 2013 and 2012. Management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. For the three months ended July 31, 2013 and 2012, the Company recognized no interest or penalties. The statute of limitations for the Company's Federal, state and foreign income tax returns prior to fiscal years 2009 are closed.

Net Loss Per Common Share

Basic and diluted net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur from common stock issuable through exercise of stock options. The table below presents the computation of basic and diluted net loss per common share from continuing operations for the three months ended July 31, 2013 and 2012, respectively:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basic and diluted net loss per share computation

	Three Months Ended
	July 31,
	2013	2012
Numerator:

Net (loss) income attributable to WPCS	$(5,893,070)	$993,701

Denominator:

Basic and diluted weighted average shares outstanding	1,000,624	1,000,624
Basic and diluted net loss per common share attributable to WPCS	$(5.89)	$0.99

The following were excluded from the computation of diluted shares outstanding due to the losses from continuing operations for the three months ended July 31, 2013 and 2012 as they would have had an anti-dilutive impact on the Company’s net loss.

	Three Months Ended
	July 31,
	2013	2012
Common stock equivalents:
Stock options	116,064	32,491
Conversion of senior secured convertible notes	1,581,355	-
Common stock warrants	2,274,796	-
Totals	3,972,215	32,491

Noncontrolling Interest

Noncontrolling interest for the three months ended July 31, 2013 and 2012 consists of the following:

	Three Months Ended
	July 31,
	2013	2012
Balance, beginning of period	$849,138	$1,117,322

Net income (loss) attributable to noncontrolling interest	21,744	(547)

Other comprehensive income (loss) attributable to noncontrolling interest	4,747	(14,335)
Balance, end of period	$875,629	$1,102,440

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. The most significant estimates relate to the calculation of percentage-of-completion on uncompleted contracts, allowance for doubtful accounts, realization of deferred tax assets, and amortization method and lives of customer lists. Actual results could differ from those estimates.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11 (ASU 2011-11), Disclosures about Offsetting Assets and Liabilities where entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. These disclosures assist users of financial statements in evaluating the effect or potential effect of netting arrangements on a company’s financial position. The adoption of ASU 2011-11 on May 1, 2013 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

NOTE 3 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Costs and estimated earnings on uncompleted contracts consist of the following at July 31, 2013 and April 30, 2013:

	July 31, 2013	April 30, 2013

Costs incurred on uncompleted contracts	$47,297,758	$74,554,932
Provision for loss on uncompleted contracts	(12,904)	(23,376)
Estimated contract profit	3,759,407	2,730,745
	51,044,261	77,262,301
Less: Billings to date	51,304,527	77,755,947
Totals	$(260,266)	$(493,646)

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,453,436	$1,148,855
Billings in excess of cost and estimated earnings on uncompleted contracts	1,713,702	1,642,501
Totals	$(260,266)	$(493,646)

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which circumstances requiring the revisions become known. During the three months ended July 31, 2013 and 2012, the effect of such revisions in estimated contract profits resulted in an increase to gross profits of approximately $171,000 (approximately $0.17 per common share) and $459,000 (approximately $0.46 per common share), respectively, from that which would have been reported had the revised estimates been used as the basis of recognition for contract profits in prior years.

Although management believes it has established adequate procedures for estimating costs to complete open contracts, additional costs could occur on contracts prior to completion.

NOTE 4 - SENIOR SECURED CONVERTIBLE NOTES

On December 4, 2012, the Company entered into the Purchase Agreement with the Buyers pursuant to which the Company sold an aggregate of (i) $4,000,000 principal amount of Notes and (ii) Warrants to purchase 2,274,796 shares of the Company's Common Stock to the Buyers for aggregate gross Financing proceeds of $4,000,000. In connection with the Financing, (i) the Company entered into a registration rights agreement with the Buyers (the Registration Rights Agreement), (ii) the Company and its subsidiaries entered into a security and pledge agreement in favor of the collateral agent for the Buyers (the Security Agreement), and (iii) subsidiaries of the Company entered into a guaranty in favor of the collateral agent for the Buyers (the Guaranty). The Closing Date of the Financing was December 5, 2012.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the terms of the Notes, the Company deposited the initial funds received from the Financing, minus $2,178,516, (the Initial Lending Amount) into the Lockbox Account controlled by the Collateral Agent, as collateral agent on behalf of the Buyers. In addition, all payments of accounts receivable of the Company (and its domestic subsidiaries) shall be deposited into the Lockbox Account. The Company is permitted to receive from the Lockbox Account, on a daily basis, such amount of cash equal to: (A) (i) cash balance in the Lockbox Account plus (ii) 95% of available qualified accounts receivable minus (iii) $250,000 minus (B) amount of principal, accrued interest, fees, costs and expenses owed pursuant to the Notes. The Notes contain certain customary representations and warranties, affirmative and negative covenants, and events of default. The principal covenant is that the Company shall maintain a current ratio of not less than 0.6 to 1.0 as of the last calendar day of each month. As of July 31, 2013, the Company is in compliance with the covenants.

The Company used the Initial Lending Amount to repay the existing loan of $2,000,000, plus $78,516 of interest accrued and fees and expenses to Sovereign Bank, N.A. (Sovereign), which credit agreement was terminated in connection with the Notes, and $100,000 for Buyer legal fees in connection with the Notes. In addition, the Company shall pay a consulting fee of not more than $5,000 per month during the term of the Convertible Notes to a business consultant reasonably acceptable to the Buyers.

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

As of July 31, 2013, $593,923 of Notes were converted into 275,742 shares of our Common Stock. The person or persons entitled to receive the shares of Common Stock issuable upon conversion are treated for all purposes as the record holder or holders of such shares on the conversion date.

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

Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement with the SEC, within 30 days following receipt of a request from a Buyer (or 45 days with respect to an underwritten offering), covering such shares of common stock issuable upon conversion of the Notes or exercise of the Warrants, as requested by the Buyers, and have such registration statement declared effective by the SEC within 90 days thereafter. The Company also agreed to notify the Buyers if the Company at any time proposes to register any of its securities under the Securities Act of 1933, as amended, and of such Buyers’ right to participate in such registration. In connection with the conversion described above, no request has been received from a Buyer to register such shares.

If the Company fails to comply with the registration statement filing, effective date or maintenance date filing requirements, it is required to pay the Buyers a registration delay payment in cash equal to 2% of the Buyer’s original principal amount stated on such Investors’ Note as of the Closing Date on the date of each failure, and on every thirty (30) day anniversary of the respective failures (Registration Delay Payment). Notwithstanding the foregoing, in no event shall the aggregate amount of Registration Delay Payments exceed 10% of such Investor’s original principal amount stated on the Note on the Closing Date. The Company accounts for such Registration Delay Payments as contingent liabilities. Accordingly, the Company recognizes such damages when it becomes probable that they will be incurred and amounts are reasonably estimable.

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

A summary of the Notes at July 31, 2013 is as follows:

July 31, 2013
Senior secured convertible notes, interest at 4% per annum to maturity June 5, 2014	$3,406,077
Debt discount - value attributable to derivatives attached to notes, net of accumulated amortization of $1,549,928 and $1,111,111 at July 31, 2013 and April 30, 2013, respectively.	(1,856,149)
Total - current portion	$1,549,928

NOTE 5 - OTHER DEBT

Short-Term Bank Loan

On August 2, 2012, the China Operations entered into a loan with the Bank of China (the Short-Term Bank Loan). The Short-Term Bank Loan provides for a loan in the amount of $2,446,650. The proceeds from the Short-Term Bank Loan were used to repay outstanding unsecured loans of $2,404,545 due to the Company’s joint venture partner, Taian Gas Group (TGG). The Short-Term Bank Loan has an interest rate of 7.38%, and interest is due on a quarterly basis. The Short-Term Bank Loan matured on August 3, 2013, and is guaranteed by TGG. The China Operations are in the process of renewing the Short-Term Bank Loan for a loan in the amount of approximately $3.2 million. There can be no assurance that the Short-Term Bank Loan will be renewed and the renewal is subject to the approval by the holders of the Notes.

Loans Payable

The Company’s long-term debt also consists of notes issued by the Company or assumed in acquisitions related to working capital funding and the purchase of property and equipment in the ordinary course of business. At July 31, 2013, loans payable obligations totaled $217,780 with interest rates ranging from 0% to 8.99%.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - DERIVATIVE LIABILITIES

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

The Company determines the fair value of the embedded derivatives and records them as a discount to the Notes and a derivative liability. The Company has recognized a derivative liability of $3,939,029 at July 31, 2013. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying condensed consolidated statements of operations. There was a loss of $1,537,128 recognized for the three months ended July 31, 2013.

The Company estimated the fair value of the embedded derivatives using a binomial lattice model with the following assumptions: conversion price between $1.79 to $2.1539 per share; risk free interest rate of 0.11%; expected life of 1.5 years; expected dividend of zero; a volatility factor of 116%; and a volume weighted average common stock price of $3.35 per share as of July 31, 2013. The expected lives of the instruments are equal to underlying term of the senior secured convertible notes. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related conversion option. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.

Common stock warrants

The Company determines the fair value of the Warrants issued in connection with the issuance of the Notes under the Purchase Agreement as a derivative liability and records them as a discount to the Notes. The Company has recognized a derivative liability of $5,363,285 at July 31, 2013. Accordingly, changes in the fair value of this derivative are immediately recognized in earnings and classified as a gain or loss on the derivative financial instrument in the accompanying condensed consolidated statements of operations. There was a loss of $1,504,777 recognized for the three months ended July 31, 2013.

The Company estimated the fair value of the warrant derivative using a binomial lattice model with the following assumptions: conversion price of between $1.79 to $2.1539 per share according to the agreements; risk free interest rate of 0.68%; expected life of 5 years; expected dividend of zero; a volatility factor of 76%; and a volume weighted average common stock price of $3.35 per share as of July 31, 2013. The expected lives of the instruments are equal to the contractual term of the Warrants. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related warrants. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of July 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in				Total Increase
	Active Markets for	Significant Other	Significant		in Fair Value
Balance Sheet	Identical Assets or	Observable Inputs	Unobservable	July 31, 2013	Recorded at
Location	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total	July 31, 2013
Liabilities:
Derivative liability - Notes	$-	$-	$3,939,029	$3,939,029	$850,273
Derivative liability - Warrants	$-	$-	$5,363,285	$5,363,285	$1,504,777

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 derivative liabilities related to the senior secured convertible notes and warrants for the period ended July 31, 2013.

	Notes	Warrants

Balance at beginning of period	$3,088,756	$3,858,508
Reduction in derivative instruments from Notes exercise	(686,856)	-
Change in fair value of derivative liabilities	1,537,129	1,504,777
Balance at end of period	$3,939,029	$5,363,285

NOTE 8 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of Pride, the Company leases its Woombye, Queensland, Australia location from Pride Property Trust, of which the former shareholders of the Pride Group (QLD) Pty Ltd. are the members. For each of the three month periods ended July 31, 2013 and 2012, the rents paid for this lease were $15,543.

The China Operations revenue earned from TGG and subsidiaries was $0 for the three months ended July 31, 2013 and 2012. The China Operations accounts receivable due from TGG and subsidiaries was $913,399 and $617,661 as of July 31, 2013 and 2012, respectively.

NOTE 9 - SHAREHOLDERS’ EQUITY

Stock-Based Compensation Plans

In September 2006, the Company adopted the 2007 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options. Under the 2007 Incentive Stock Plan, 57,142 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. These shares were registered under Form S-8. Under the terms of the 2007 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At July 31, 2013, options to purchase 53,929 shares were outstanding at exercise prices ranging from $2.73 to $21.98. At July 31, 2013, there were 1,428 options available for grant under the 2007 Incentive Stock Plan.

In September 2005, the Company adopted the 2006 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options. Under the 2006 Incentive Stock Plan, 57,142 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. These shares were registered under Form S-8. Under the terms of the 2006 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At July 31, 2013, options to purchase 46,571 shares were outstanding at exercise prices ranging from $2.52 to $4.20. At July 31, 2013, there were 346 options available for grant under the 2006 Incentive Stock Plan.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2003, the Company established a stock option plan pursuant to which options to acquire a maximum of 59,523 shares of the Company's common stock were reserved for grant (the "2002 Plan"). These shares were registered under Form S-8. Under the terms of the 2002 Plan, the options are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At July 31, 2013, options to purchase 15,564 shares were outstanding at exercise prices ranging from $4.20 to $39.90. There are no further shares available for grant under the 2002 Plan as the ten-year term of the 2002 Plan was reached in March 2013.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. Compensation cost is then recognized on a straight-line basis over the vesting or service period and is net of estimated forfeitures. There were no stock options granted during the three months ended July 31, 2013. There were 10,000 stock options granted during the three months ended July 31, 2012.

The Company recorded stock-based compensation of $21,371 and $7,526 for the three months ended July 31, 2013 and 2012, respectively. At July 31, 2013, the total compensation cost related to unvested stock options granted to employees under the Company’s stock option plans but not yet recognized was approximately $3,000 and is expected to be recognized over a weighted-average period of 8 months.

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

Reverse Stock Split

Effective May 28, 2013, the Company amended its Certificate of Incorporation, as amended, pursuant to which the Company effected a one-for-seven reverse split of the Company’s issued and outstanding shares of common stock (the Reverse Stock Split) and reduced the number of authorized shares of common stock by the same ratio, from 100 million to 14,285,715. The total issued and outstanding common stock was decreased from 6,954,766 shares to 994,187 shares. All share-related and per share information have been adjusted to give effect to the Reserve Stock Split.

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

As part of the divestiture transactions more fully described in Note 11, “Discontinued Operations”, the Company reclassified the reporting units within its reportable segments. As a result, wireless communications includes the Suisun City and Australia Operations, specialty construction includes the China Operations, and electrical power includes the Trenton, Seattle and Portland Operations, for each of the periods presented. The segment information presented below contains the operating results for the continuing operations only. The Lakewood and Hartford Operations were sold and are reported as discontinued operations, and were previously reported in the wireless communications segment. Segment results for the three months ended July 31, 2013 and 2012 are as follows:

	As of and for the Three Months Ended July 31, 2013					As of and for the Three Months Ended July 31, 2012
	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total

Revenue	$-	$4,968,274	$872,726	$3,871,088	$9,712,088	$-	$4,614,811	$1,030,800	$7,798,806	$13,444,417

Depreciation and amortization	$4,073	$74,067	$163,082	$50,267	$291,489	$10,993	$94,803	$174,691	$81,227	$361,714

Income (loss) before income taxes from continuing operations	$(6,449,940)	$91,994	$78,511	$432,260	$(5,847,175)	$(866,461)	$(40,308)	$18,831	$330,282	$(557,656)

Goodwill	$-	$-	$-	$-	$-	$-	$1,963,321	$-	$-	$1,963,321

Total assets	$1,148,571	$5,216,140	$6,714,095	$5,656,048	$18,734,854	$786,681	$9,088,501	$7,497,749	$8,580,457	$25,953,388

Additions of property and equipment	$-	$-	$19,582	$71,802	$91,384	$-	$39,820	$136,343	$58,850	$235,013

As of and for the three months ended July 31, 2013 and 2012, the specialty construction segment includes approximately $873,000 and $1,031,000, respectively, in revenue and $185,000 and $847,000, respectively, of net assets held in China related to the Company’s 60% interest in the China Operations. As of and for the three months ended July 31, 2013 and 2012, the wireless communications segment includes approximately $1,881,000 and $2,156,000, respectively, in revenue and $(339,000) and $2,816,000, respectively, of net assets held in Australia related to the Company’s Australia Operations.

NOTE 11 - DISCONTINUED OPERATIONS

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

On February 27, 2013, the Company notified Kavveri that it disputed these claims. Among other things, the Company disputes the amount of the delinquent receivables, and believes that after consideration of reserves for uncollectible accounts and other offsets previously considered in its calculation of the net asset valuation, the total amount of accounts receivable deemed uncollectible for repurchase to be approximately $36,000. However, the Company contends that Kavveri missed the deadline to notify the Company regarding the repurchase of delinquent receivables pursuant to the terms of the Asset Purchase Agreement regarding timing for notification to the Company, which would eliminate any repurchase payment owed by the Company to Kavveri. The Company also believes that the $519,000 of accounts receivable claimed for indemnification by Kavveri is without merit. Finally, the Company also disputes the net asset valuation claim, and believes Kavveri owes the Company approximately $58,000, following its evaluation of the uncollectible accounts receivable. With regard to the net asset valuation claim, if the parties disagree, and if they are unable to come to an agreement, the matter will be submitted to one or more independent, nationally-recognized accounting firms for final determination. To the date, no matters have been submitted to the independent accounting firm.

The Company has reported the financial activity of these two operations as discontinued operations for all periods presented. The disposal of these two operations was concluded in fiscal year 2013, and the Company has reflected the gain from the disposal of the Hartford and Lakewood Operations in the three months ended July 31, 2012. A summary of the operating results for the discontinued operations is as follows:

	Three Months Ended
	July 31,
	2013	2012

REVENUE	$-	$4,901,501

COSTS AND EXPENSES:
Cost of revenue	-	4,088,400
Selling, general and administrative expenses	-	1,291,164
Depreciation and amortization	-	101,750

	-	5,481,314

OPERATING LOSS FROM DISCONTINUED OPERATIONS	-	(579,813)

Interest expense	-	5,315

Loss from discontinued operations before income tax provision	-	(585,128)

Income tax provision	-	54,164

Loss from discontinued operations, net of tax	-	(639,292)

Gain from disposal	-	2,324,631

TOTAL INCOME FROM DISCONTINUED OPERATIONS	$-	$1,685,339

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company incurred approximately $55,000 of expenses directly associated with the asset sales of the Hartford and Lakewood Operations.

There were no assets or liabilities included in the condensed consolidated balance sheet for the Hartford and Lakewood Operations at July 31, 2013 or April 30, 2013.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Other payable to Zurich

On July 12, 2012, the Company executed the Financing Agreement with Zurich. Under the terms of the Zurich Agreement, Zurich advanced the Company $793,927 for the payment of labor and labor-related benefits to assist in completing the project contract with the Owner of Cooper Project. The Cooper Project is a $16.2 million project completed by the Company’s Trenton Operations. Zurich and its affiliate Fidelity and Deposit Company of Maryland (F&D), as surety, have issued certain performance and payment bonds on behalf of the Owner in regard to the Company’s work on this project. The Company was to repay Zurich the financial advances by September 2012; however the Company was in default under the Financing Agreement as it had not repaid Zurich the $793,927 and Zurich paid certain of the Company’s vendors pursuant to Zurich’s obligations under its payment bond on the Cooper Project. As a result, a letter of direction was sent to the Owner requesting that all current and future amounts to be paid on the contract be assigned and paid to Zurich directly.

In addition, the Company is contingently liable to Zurich and its affiliate F&D under a General Agreement of Indemnity (the Indemnity Agreement). Zurich and F&D, as surety, have issued certain performance and payment bonds on behalf of owners or customers regarding the Company’s work on various projects under the Indemnity Agreement. The Company agrees to indemnify the surety for any payments made by Zurich on contracts of suretyship, guaranty or indemnity.

On April 17, 2013, the Company executed the Forbearance Agreement with Zurich, which supersedes the Financing Agreement. As of April 16, 2013, the total Loss Amount due Zurich under the Forbearance Agreement less payments received by Zurich was $2,836,668. Under the Forbearance Agreement, among other things, the parties have agreed to the following payments which will be credited against the Loss Amount owed to Zurich by the Company: (1) the Company shall make monthly payments to Zurich of $25,000 due upon the fifth of each month, up to and including December 5, 2013 (the Interim Liability Payments); (2) Zurich is to receive any and all amounts due under the contracts for which Zurich has issued one or more bonds (the Customer Payments); and (3) the Claim, up to the Loss Amount as it exists at the time. As of July 31, 2013, the net Other Payable for the Loss Amount owed Zurich under the Forbearance Agreement was $1,633,757, which includes the initial Interim Liability Payments of $25,000 per month, and $1,090,604 of additional contract accounts receivable representing future Customer Payments and $22,922 of additional accounts payable assigned to Zurich which were reclassed from consolidated accounts receivable and accounts payable, respectively.

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

The Company submitted the Claim to the Owner of $2,421,425 and is currently in negotiations with the Owner to settle the Claim. The next step in the resolution process as set forth in the contract with the Owner is mandatory non-binding mediation through the American Arbitration Association (the AAA). On April 15, 2013, the Company filed a Request for Mediation (the Mediation) with the AAA with regard to the Claim. The Company is awaiting a response from the Owner, and as such no date has been established for the Mediation. If it is successful in the settlement of this Claim, the Company expects to use the proceeds from the Claim to repay Zurich the Loss Amount as it exists at the time. There can be no assurance that the Company will be successful in settling with the Owner for all or a portion of the submitted claim.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - EXECUTIVE MANAGEMENT CHANGES

Andrew Hidalgo Separation

On July 24, 2013, the Company entered into a separation agreement (the Separation Agreement) with Andrew Hidalgo (Hidalgo), the Company’s President, Chief Executive Officer and a member of the board of directors. Pursuant to the Separation Agreement, Hidalgo resigned effective at the close of business on July 30, 2013 (the Termination Date), as the President, Chief Executive Officer and a member of the board of directors of the Company and from all officer and director positions with all of the Company’s subsidiaries. As a result of the Separation Agreement, the Company recorded a one-time charge for severance expense of $1,474,277 for the three months ended July 31, 2013.

Pursuant to the Separation Agreement, Hidalgo intends to submit an offer to the Company to acquire certain subsidiaries of the Company (the Proposed Acquisitions). Between the Termination Date and the earlier of (1) October 1, 2013 or (2) the date of closing of the Proposed Acquisitions by Hidalgo (the Severance Period), the Company shall continue to pay Hidalgo his current base salary of $325,000 per year through the Company’s normal payroll process. At the end of the Severance Period, Hidalgo shall be entitled to receive a severance payment equal to Hidalgo’s salary from the Termination Date through the end of the term of his employment agreement (January 31, 2018) minus any payments made to Hidalgo during the Severance Period (the Severance Payment).

Hidalgo shall be entitled to apply the Severance Payment towards the purchase price of the Proposed Acquisitions, if successful. In the event that the Proposed Acquisitions are not completed by October 1, 2013, the Company and Hidalgo shall negotiate the payment terms of the Severance Payment.

On August 21, 2013, the Company entered into a non-binding letter of intent with Hidalgo to acquire 100% of the capital stock of Pride for a proposed sales price of $1,400,000. At the closing date, the Company shall make the final Severance Payment, net of applicable taxes, and shall apply the net after tax Severance Payment as partial payment towards the purchase price for Pride. The cash difference between the after tax Severance Payment and the purchase price shall be paid to the Company at the closing date. The purchase price will be subject to certain adjustments based on a final net asset valuation to be completed after closing. The sale of Pride is subject to execution of a definitive stock purchase agreement and shareholder approval.

Sebastian Giordano Appointment

Effective August 1, 2013, Sebastian Giordano (Giordano), a member of the Company’s board of directors, was appointed as the Company’s Interim Chief Executive Officer.

Effective August 1, 2013, the Company entered into a letter agreement with Giordano (the Giordano Agreement) to serve as Interim Chief Executive Officer on a part-time basis until a permanent chief executive officer is appointed. The Giordano Agreement can be terminated by either party upon 30 days prior notice. Pursuant to the Giordano Agreement, Giordano shall receive a monthly consulting fee of $10,833. In addition, upon the Company approving a new stock incentive plan, Giordano shall receive a grant of 30,000 shares of the Company’s common stock and Giordano shall be entitled to receive a discretionary bonus upon successful achievement of a merger or acquisition of the Company by another entity. The Company will also reimburse Giordano for all reasonable expenses in connection with his services to the Company.

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

Recent Developments

Executive Management Changes

Andrew Hidalgo Separation

On July 24, 2013, we entered into the Separation Agreement with Andrew Hidalgo (Hidalgo), our President, Chief Executive Officer and a member of the board of directors. Pursuant to the Separation Agreement, Hidalgo resigned effective with the Termination Date on July 30, 2013, as the President, Chief Executive Officer and a member of the board of directors of the Company and from all officer and director positions with all of our subsidiaries. In connection with the Separation Agreement, we recorded a one-time charge of approximately $1,474,000 related to the full severance obligation for the three months ended July 31, 2013.

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

On August 21, 2013, we entered into a non-binding letter of intent with Hidalgo to acquire 100% of the capital stock of Pride, for a proposed sales price of $1,400,000. At the closing date, we shall make the final Severance Payment, net of applicable taxes, and shall apply the net after tax Severance Payment as partial payment towards the purchase price for Pride. The cash difference between the after tax Severance Payment and the purchase price shall be paid to us at the closing date. The purchase price will be subject to certain adjustments based on a final net asset valuation to be completed after closing. The sale of Pride is subject to execution of a definitive stock purchase agreement and shareholder approval.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sebastian Giordano Appointment

Effective August 1, 2013, Sebastian Giordano (Giordano), a member of our board of directors, was appointed our Interim Chief Executive Officer.

Effective August 1, 2013, we entered into the Giordano Agreement with Giordano to serve as Interim Chief Executive Officer on a part-time basis until a permanent chief executive officer is appointed. The Giordano Agreement can be terminated by either party upon 30 days prior notice. Pursuant to the Giordano Agreement, Giordano shall receive a monthly consulting fee of $10,833. In addition, upon our approving a new stock incentive plan, Giordano shall receive a grant of 30,000 shares of our common stock and Giordano shall be entitled to receive a discretionary bonus upon successful achievement of a merger or acquisition of the Company by another entity. We will also reimburse Giordano for all reasonable expenses in connection with his services to us.

Reverse Stock Split

Effective May 28, 2013, we amended our Certificate of Incorporation, as amended, pursuant to which we affected a Reverse Stock Split and reduced the number of authorized shares of common stock by the same ratio, from 100 million to 14,285,715. The total issued and outstanding common stock was decreased from 6,954,766 shares to 994,187 shares. All share-related and per share information have been adjusted to give effect to the Reverse Stock Split.

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

Zurich Forbearance Agreement

On July 12, 2012, we executed the Financing Agreement with Zurich, to assist in the completion of the project contract with the Owner of Cooper Project. Under the terms of the Financing Agreement, Zurich advanced us $793,927 to assist in the completion of the Cooper Project, a $16.2 million project completed by our Trenton Operations. We were to repay Zurich the financial advances by September 2012, however we were in default under the terms of the Financing Agreement as we did not repay Zurich the $793,927, and Zurich paid certain of the our vendors pursuant to Zurich’s obligations under its payment bond on the Cooper Project. In addition, we are contingently liable to Zurich and its affiliate F&D under the Indemnity Agreement. Zurich and F&D, as surety, have issued certain performance and payment bonds on behalf of owners or customers regarding the Company’s work on various projects under the Indemnity Agreement. We also agree to indemnify the surety for any payments made by Zurich on contracts of suretyship, guaranty or indemnity.

As of July 31, 2013, the net Loss Amount owed Zurich under the Forbearance Agreement was approximately $1,634,000, and is classified as Other Payable in our condensed consolidated balance sheets.

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

We have submitted a Claim to the Owner of $2,421,425 and we are currently in negotiations with the Owner to settle the Claim. If we are successful in the settlement of this Claim, we expect to use the proceeds from the Claim to repay Zurich the Loss Amount as it exists at the time. There can be no assurance that we will be successful in settling with the Owner for all or a portion of the submitted claim.

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

As part of prior divestiture transactions, we reclassified the reporting units within our reportable segments. As a result, wireless communications include the Suisun City and Australia Operations, specialty construction includes the China Operations, and electrical power includes Trenton, Seattle and Portland Operations, for each of the periods presented. For the three months ended July 31, 2013, wireless communication, specialty construction and electrical power represented approximately 51.2%, 9.0% and 39.8%, respectively, of our total revenue. For the three months ended July 31, 2012, wireless communication, specialty construction and electrical power represented approximately 34.3%, 7.7% and 58.0%, respectively, of our total revenue.

Industry Trends

We focus on markets such as public services, healthcare, energy and international which continue to show growth potential.

•	Public services. We provide communications infrastructure for public services which include utilities, education, military and transportation infrastructure. We believe there is an active market for communications infrastructure in the public service sector due to the need to create cost efficiencies through the implementation of new communications technology.

•	Healthcare. We provide communications infrastructure for hospitals and medical centers. In the healthcare market, the aging population is resulting in demands for upgraded and additional hospital infrastructure. New construction and renovations are occurring for hospitals domestically and internationally. In addition, there is a need to reduce the cost of delivering healthcare by implementing new communications technology. Our services include electrical power, structured cabling, security systems, life safety systems, environmental controls and communication systems.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Energy. We provide communications infrastructure for petrochemical, natural gas and electric utility companies as well as renewable energy systems for various entities. The need to deliver basic energy more efficiently and to create new energy sources is driving the growth in energy construction. This creates opportunities to upgrade and deploy new communications technology and design and build renewable energy solutions.

•	International. We provide communications infrastructure internationally for a variety of companies and government entities. China is spending on building its internal infrastructure and Australia is upgrading their infrastructure. Both China and Australia have experienced positive GDP growth rates. The total international revenue was approximately 28.4% and 23.7 % for the three months ended July 31, 2013 and 2012, respectively.

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year:

In regards to our financial results for the three months ended July 31, 2013, we continue to generate profitable operating results, as measured by EBITDA as adjusted, through continued cost reduction strategies and management changes. For the three months ended July 31, 2013, we generated consolidated EBITDA as adjusted of approximately $118,000, as compared to an EBITDA loss as adjusted of approximately $81,000 for the three months ended July 31, 2012.

EBITDA as adjusted is defined as earnings before interest, noncontrolling interest, income taxes including noncash charges for deferred tax asset valuation allowances, gain or loss from discontinued operations, change in fair value of derivative liabilities, acquisition-related contingent earn-out costs, goodwill impairment, one-time charges related to severance expenses and depreciation and amortization. Management uses EBITDA to assess the ongoing operating and financial performance of our Company. This financial measure is not in accordance with GAAP and may differ from non-GAAP measures used by other companies. A reconciliation of EBITDA as adjusted is as follows:

	Three Months Ended
	July 31,
	2013	2012

NET (LOSS) INCOME ATTRIBUTABLE TO WPCS, GAAP	$(5,893,070)	$993,701

Plus:
Net income (loss) attributable to noncontrolling interest	21,744	(547)
Loss from discontinued operations, net of tax	-	639,292
Gain from disposal of discontinued operations	-	(2,324,631)
Income tax provision	24,151	134,529
Interest expense	1,160,057	125,115
Change in fair value of derivative liabilities	3,041,905	-
Interest income	(2,770)	(9,798)
Depreciation and amortization	291,489	361,714
Severance expense	1,474,277	-

Consolidated EBITDA, as adjusted, Non-GAAP	$117,783	$(80,625)

In regards to our financial results for the three months ended July 31, 2013, we generated a net loss of approximately $5,893,000, or $5.89 per diluted common share, which includes one-time charges of approximately $1,474,000 related to severance expense recorded per the Hidalgo Separation Agreement described above, and non-cash charges of approximately $4,075,000 related to the amortization of Note discount and change in fair value of the derivative liabilities associated with the Notes and Warrants. The non-cash charges have no impact on our operating income or cash flows.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The net loss for the three months ended July 31, 2013 compares to net income of approximately $994,000, or $0.99 per diluted common share for the three months ended July 31, 2012, which includes income from discontinued operations for the Hartford and Lakewood Operations of approximately $1,685,000, or $1.68 per diluted common share. In our continuing operations, for the three months ended July 31, 2012, we generated a net loss of approximately $692,000, or $0.69 per diluted common share.

The markets we serve in public services, healthcare, and energy continue to afford opportunities to grow our business. Two of our most important economic indicators for measuring our future revenue producing capability and demand for our services continue to be our backlog and bid list. For comparative purposes our backlog and bid list for prior periods only includes our continuing operations. Our backlog of unfilled orders was approximately $26.1 million at July 31, 2013, compared to backlog of $26.4 million at April 30, 2013, and $30.8 million at July 31, 2012.

Our bid list, which represents project bids under proposal for new and existing customers, was approximately $52.2 million at July 31, 2013, compared to approximately $60.7 million at April 30, 2013 and $61.1 million at July 31, 2012. Our goal is to continue converting more of these bids into contract awards and to increase our backlog in the quarters ahead.

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

Results of Operations for the Three Months Ended July 31, 2013 Compared to the Three Months Ended July 31, 2012

Consolidated results for the three months ended July 31, 2013 and 2012 were as follows:

	Three Months Ended
	July 31,
	2013		2012

REVENUE	$9,712,088	100.0%	$13,444,417	100.0%

COSTS AND EXPENSES:
Cost of revenue	7,149,494	73.6%	10,514,076	78.2%
Selling, general and administrative expenses	2,444,811	25.2%	3,010,966	22.4%
Severance expense	1,474,277	15.2%	-	-
Depreciation and amortization	291,489	3.0%	361,714	2.7%

Total costs and expenses	11,360,071	117.0%	13,886,756	103.3%

OPERATING LOSS	(1,647,983)	(17.0)%	(442,339)	(3.3)%

OTHER EXPENSE (INCOME):
Interest expense	1,160,057	11.9%	125,115	0.9%
Change in fair value of derivative liabilities	3,041,905	31.3%	-	-
Interest income	(2,770)	-	(9,798)	(0.1)%

Loss from continuing operations before income tax provision	(5,847,175)	(60.2)%	(557,656)	(4.1)%

Income tax provision	24,151	0.3%	134,529	1.0%

LOSS FROM CONTINUING OPERATIONS	(5,871,326)	(60.5)%	(692,185)	(5.1)%

Discontinued operations
Loss from operations of discontinued operations, net of tax	-	-	(639,292)	(4.8)%
Gain from disposal	-	-	2,324,631	17.3%
Income from discontinued operations, net of tax	-	-	1,685,339	12.5%

CONSOLIDATED NET (LOSS) INCOME	(5,871,326)	(60.5)%	993,154	7.4%

Net income (loss) attributable to noncontrolling interest	21,744	0.2%	(547)	-

NET (LOSS) INCOME ATTRIBUTABLE TO WPCS	$(5,893,070)	(60.7)%	$993,701	7.4%

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Revenue for the three months ended July 31, 2013 was approximately $9,712,000, as compared to approximately $13,444,000 for the three months ended July 31, 2012. The decrease in revenue was due primarily to a reduction in revenue of the Trenton Operations as a result of a planned strategic change during fiscal 2013 to re-focus the Trenton Operation as a smaller revenue producing operation, while completing the Cooper Project. It is not expected that similar future projects will replace the Cooper Project or other larger projects that were completed in the prior period by the Trenton Operations. For the three months ended July 31, 2013, there were no customers who comprised more than 10% of consolidated total revenue. For the three months ended July 31, 2012, we had one customer, the Cooper Project, which comprised 30.6% of total revenue.

Wireless communication segment revenue for the three months ended July 31, 2013 and 2012 was approximately $4,968,000, or 51.2%, and $4,615,000, or 34.3%, of total revenue, respectively. The increase in revenue was due to a net organic revenue growth rate in this segment of approximately 7.6%.

Specialty construction segment revenue for the three months ended July 31, 2013 and 2012 was approximately $873,000, or 9.0%, and $1,030,000, or 7.7%, of total revenue, respectively. The decrease in revenue was primarily attributable to fewer projects completed in the three months ended July 31, 2013 as compared to the same period in the prior year for the China Operations. Revenue in the China Operations is recognized on a completed contract basis.

Electrical power segment revenue for the three months ended July 31, 2013 and 2012 was approximately $3,871,000, or 39.8%, and $7,799,000, or 58.0%, of total revenue, respectively. The decrease in revenue was due primarily to the planned strategic change during fiscal 2013 to re-focus the Trenton Operation as a smaller revenue producing operation, while completing the Cooper Project. It is not expected that similar future projects will replace the Cooper Project or other larger projects that were completed in the prior period by the Trenton Operations. Therefore, it is expected that our revenue in the electrical power segment will not substantially increase in the near future, as compared to current period levels.

Cost of Revenue

Cost of revenue consists of direct costs on contracts: materials, direct labor, third party subcontractor services, union benefits and other overhead costs. Our cost of revenue was approximately $7,149,000, or 73.6%, of revenue for the three months ended July 31, 2013, compared to $10,514,000, or 78.2%, for the same period of the prior year. The dollar decrease in our total cost of revenue is primarily due to the corresponding decrease in revenue during the three months ended July 31, 2013. The decrease as a percentage of revenue is primarily due to the revenue blend of project work completed during the quarter.

Wireless communication segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended July 31, 2013 and 2012 was approximately $3,839,000, or 77.3%, and $3,220,000, or 69.8%, respectively. The dollar increase in cost of revenue is due to the corresponding increase in revenue during the three months ended July 31, 2013. The increase as a percentage of revenue is due to the revenue blend of project work performed during the three months ended July 31, 2013.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Specialty construction segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended July 31, 2013 and 2012 was approximately $520,000, or 59.6% and $732,000, or 71.1%, respectively. The dollar decrease in cost of revenue is due to the corresponding decrease in revenue during the three months ended July 31, 2013. The decrease as a percentage of revenue is due to the revenue blend of project work performed.

Electrical power segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended July 31, 2013 and 2012 was approximately $2,791,000, or 72.1% and $6,561,000, or 84.1%, respectively. The dollar decrease in cost of revenue is due to the corresponding decrease in revenue during the three months ended July 31, 2013. The decrease as a percentage of revenue is due to: (1) the current period containing a much smaller percentage of lower margin work performed by the Trenton Operations, including the Cooper Project, as compared to the same period in the prior period and (2) the revenue blend of project work performed on contracts in this segment.

Selling, General and Administrative Expenses

For the three months ended July 31, 2013, total selling, general and administrative expenses were approximately $2,445,000, or 25.2%, of total revenue compared to $3,011,000, or 22.4%, of revenue for the prior year. Included in selling, general and administrative expenses for the three months ended July 31, 2013 were salaries, commissions, payroll taxes and other employee benefits incurred in the normal course of business of $1,262,000, which was a $470,000 decrease compared to the prior year due primarily to the lower salaries from cost reduction strategies. Professional fees were $358,000, which include on-going accounting, legal and investor relations fees. Insurance costs were $220,000 and rent for office facilities was $110,000. Automobile and other travel expenses were $255,000. Other selling, general and administrative expenses totaled $240,000. For the three months ended July 31, 2013, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $966,000, $65,000 and $597,000, respectively, with the balance of approximately $817,000 pertaining to corporate expenses.

For the three months ended July 31, 2012, total selling, general and administrative expenses were approximately $3,011,000, or 22.4%, of total revenue. Included in selling, general and administrative expenses for the three months ended July 31, 2012 was $1,732,000 for salaries, commissions, payroll taxes and other employee benefits. Professional fees were $307,000, which include accounting, legal and investor relation fees. Insurance costs were $247,000 and rent for office facilities was $132,000. Automobile and other travel expenses were $334,000. Other selling, general and administrative expenses totaled $259,000. For the three months ended July 31, 2012, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $1,345,000, $66,000 and $824,000, respectively, with the balance of approximately $776,000 pertaining to corporate expenses.

Severance Expense

On July 24, 2013, we entered into the Separation Agreement with Hidalgo, our President, Chief Executive Officer and a member of the board of directors. Pursuant to the Separation Agreement, Hidalgo resigned, effective on the Termination Date, as the President, Chief Executive Officer and a member of the board of directors of the Company and from all officer and director positions with all of our subsidiaries. In connection with the Separation Agreement, we recorded a one-time charge of $1,474,277 related to the full severance obligation for the three months ended July 31, 2013.

Depreciation and Amortization

For the three months ended July 31, 2013 and 2012, depreciation was approximately $260,000 and $327,000, respectively. The decrease in depreciation is due to the retirement of certain assets. The amortization of customer lists and backlog for the three months ended July 31, 2013 was $32,000 as compared to $35,000 for the same period of the prior year. The net decrease in amortization was due primarily to certain customer lists and backlog being fully amortized in the prior year compared to the current year. Customer lists are amortized over a period of three to nine years from the date of their acquisitions. Backlog is amortized over a period of one to three years from the date of acquisition based on the expected completion period of the related contracts.

Interest Expense and Interest Income

For the three months ended July 31, 2013 and 2012, interest expense was approximately $1,160,000 and $125,000, respectively. The increase in interest expense is due primarily to the following: (1) noncash interest expense for the amortization of the debt discount for the Notes of $1,033,000 for the three months ended July 31, 2013; and (2) the amortization of debt issuance costs related to the Notes of approximately $41,000.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended July 31, 2013 and 2012, interest income was approximately $2,800 and $9,800, respectively, from our Australia Operations.

Change in Fair Value of Derivative Liabilities

We determine the fair value of the embedded conversion features of the Notes and the Warrants and record each of them as a discount to the Notes and each as a derivative liability. Accordingly, changes in the fair value of the derivatives are recognized and classified as an unrealized noncash gain or loss on the derivative financial instruments. For the three months ended July 31, 2013, the loss on the fair value of the embedded conversion features of the Notes and Warrants was approximately $3,042,000, respectively, due primarily to the increase in the market price of our common stock since April 30, 2013.

Income Taxes

The actual income tax rate from continuing operations for the three months ended July 31, 2013 was -0.4% compared to -24.1% for same period in the prior year. The difference was primarily due to no tax benefit being claimed for Federal and state losses during the three months ended July 31, 2013. We recorded income tax provision of approximately $24,000 for our China Operations.

Income (Loss) from Discontinued Operations

As a result of the sale of the assets of the Hartford and Lakewood Operations on July 25, 2012, we recorded the financial results of these operations as discontinued operations. For the three months ended July 31, 2012, we recorded income from discontinued operations of approximately $1,685.000. Included in the income from discontinued operations are an approximately $2,325,000 gain from disposal and $55,000 of expenses directly related associated with the sale of the assets of the Hartford and Lakewood Operations.

Net Loss Attributable to WPCS

The net loss attributable to WPCS was approximately $5,893,000 for the three months ended July 31, 2013. Net income was net of Federal and state income tax provision of approximately $24,000.

The net income attributable to WPCS was approximately $994,000 for the three months ended July 31, 2012. Net loss was net of Federal and state income tax provision of approximately $135,000.

Liquidity and Capital Resources

At July 31, 2013, we had a working capital deficiency of approximately $3,428,000, which consisted of current assets of approximately $15,498,000 and current liabilities of $18,926,000. However, current liabilities as presented in the condensed consolidated balance sheet at July 31, 2013 includes: (1) $1,462,500 of severance liability related to the Hidalgo Separation Agreement; and (2) $2,083,000 of fair value liabilities related to the Notes, which is a non-cash liability that has no impact on our operating income or cash flows. This compares to a working capital deficiency of approximately $484,000 at April 30, 2013.

Our cash and cash equivalents balance at July 31, 2013 of $1,512,000 includes $288,000 of cash in our Australia Operations associated with our permanent reinvestment strategy.

Our working capital needs are influenced by our level of operations, and generally increase with higher levels of revenue. Our sources of cash in the last several years have come from operating activities, credit facility borrowings and sales of convertible notes. Our future operating results may be affected by a number of factors including our success in bidding on future contracts and our continued ability to manage our controllable operating costs effectively. Our capital requirements depend on numerous factors, including the market for our services, the resources we devote to developing, marketing, selling and supporting our business, and the timing and extent of establishing additional markets and other factors.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating activities provided approximately $318,000 in cash for the three months ended July 31, 2013. The sources of cash from operating activities total approximately $8,499,000, comprised of approximately $4,422,000 of net noncash charges, a $1,213,000 decrease in restricted cash, a $38,000 decrease in deferred contract costs, a $1,125,000 increase in accounts payable and accrued expenses, a $1,463,000 increase in accrued severance expense for the Hidalgo Separation Agreement, a $75,000 increase in in billings in excess of costs and estimated earnings on uncompleted contracts, and a $163,000 increase in deferred revenue. The uses of cash from operating activities total approximately $8,181,000, comprised of a net loss of approximately $5,871,000, a $1,801,000 increase in accounts receivable, a $317,000 increase in estimated earnings in excess of billings on uncompleted contracts, a $125,000 increase in prepaid expenses and other current assets, and a $67,000 increase in income taxes receivable.

Our investing activities used cash of approximately $33,000 for acquiring property and equipment during the three months ended July 31, 2013.

Our financing activities used cash of approximately $125,000 for the three months ended July 31, 2013. Financing activities which used cash include approximately $15,000 of repayments under loans payable, and $110,000 of repayments under other payables due Zurich.

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

Pursuant to the terms of the Notes, we deposited the initial funds received from the Financing, minus the Initial Lending Amount of $2,178,516 into the Lockbox Account controlled by the Collateral Agent, as collateral agent on behalf of the Buyers. In addition, all our accounts receivable (and of our domestic subsidiaries) shall be deposited into the Lockbox Account. We are permitted to receive from the Lockbox Account, on a daily basis, such amount of cash equal to: (A) (i) cash balance in the Lockbox Account plus (ii) 95% of available qualified accounts receivable minus (iii) $250,000 minus (B) amount of principal, accrued interest, fees, costs and expenses owed pursuant to the Notes. The Notes contain certain customary representations and warranties, affirmative and negative covenants, and events of default. The principal covenant is that we shall maintain a current ratio of not less than 0.6 to 1.0 as of the last calendar day of each month. As of July 31, 2013, we are in compliance with these covenants.

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

As of July 31, 2013, $593,923 of Notes were converted into 275,742 shares of our Common Stock. The person or persons entitled to receive the shares of Common Stock issuable upon conversion are treated for all purposes as the record holder or holders of such shares on the conversion date.

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

Pursuant to the Registration Rights Agreement, we agreed to file a registration statement with the SEC, within 30 days following receipt of a request from a Buyer (or 45 days with respect to an underwritten offering), covering such shares of common stock issuable upon conversion of the Notes or exercise of the Warrants, as requested by the Buyers, and have such registration statement declared effective by the SEC within 90 days thereafter. We also agreed to notify the Buyers if we at any time propose to register any of our securities under the Securities Act of 1933, as amended, and of such Buyers’ right to participate in such registration. In connection with the conversion described above, no request has been received from a Buyer to register such shares.

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

On February 27, 2013, we notified Kavveri that we disputed these claims. Among other things, we dispute the amount of the delinquent receivables, and believe that after consideration of reserves for uncollectible accounts and other offsets previously considered in its calculation of the net asset valuation, the total amount of accounts receivable deemed uncollectible for repurchase to be approximately $36,000. However, we contend that Kavveri missed the deadline to notify us regarding the repurchase of delinquent receivables pursuant to the terms of the Asset Purchase Agreement regarding timing for notification to us, which would eliminate any repurchase payment owed by us to Kavveri. We also believe that the $519,000 of accounts receivable claimed for indemnification by Kavveri is without merit. Finally, we also dispute the net asset valuation claim, and believe Kavveri owes us approximately $58,000, following our evaluation of the uncollectible accounts receivable. With regard to the net asset valuation claim, if the parties disagree, and if they are unable to come to an agreement, the matter will be submitted to one or more independent, nationally-recognized accounting firms for final determination. To date, no matters have been submitted to the independent accounting firm.

Short-Term Commitments with the China Operations

On August 2, 2012, the China Operations entered into a secured loan with the Bank of China (the Short-Term Bank Loan). The Short-Term Bank Loan provides for a loan in the amount of $2,432,205. The proceeds from the Short-Term Bank Loan were used to repay outstanding unsecured loans of $2,404,545 due to its joint venture partner, Taian Gas Group (TGG). The Short-Term Bank Loan has an interest rate of 7.38%, and interest is due on a quarterly basis. The Short-Term Bank Loan matured on August 3, 2013, and is guaranteed by TGG. The China Operations are in the process of renewing the Short-Term Bank Loan for a loan in the amount of approximately $3.2 million. This can be no assurance that the Short-Term Bank Loan will be renewed, and renewal is subject to approval by the holders of the Notes.

Other Payable with Zurich

On July 12, 2012, we executed the Financing Agreement with Zurich, to assist in the completion of the project contract with the Owner of Cooper Project. Under the terms of the Financing Agreement, Zurich advanced us $793,927 to assist in the completion of the Cooper Project, a $16.2 million project completed by our Trenton Operations. We were to repay Zurich the financial advances by September 2012; however, we were in default under the terms of the Financing Agreement as we did not repay Zurich the $793,927, and Zurich paid certain of the our vendors pursuant to Zurich’s obligations under its payment bond on the Cooper Project. In addition, we are contingently liable to Zurich and its affiliate F&D under the Indemnity Agreement. Zurich and F&D, as surety, have issued certain performance and payment bonds on behalf of owners or customers regarding the Company’s work on various projects under the Indemnity Agreement. The Company agrees to indemnify the surety for any payments made by Zurich on contracts of suretyship, guaranty or indemnity.

Furthermore regarding Zurich, F&D and the Indemnity Agreement, on April 17, 2013, we executed the Forbearance Agreement with Zurich, which supersedes the Financing Agreement. As of April 16, 2013, the total Loss Amount due Zurich under the Forbearance Agreement less payments received by Zurich was $2,836,668. Under the Forbearance Agreement, among other things, the parties have agreed to the following payments which will be credited against the Loss Amount owed to Zurich by us: (1) the Interim Liability Payments; (2) the Customer Payments; and (3) the Claim, up to the Loss Amount as it exists at the time. As of July 31, 2013, the net Other Payable for the Loss Amount owed Zurich under the Forbearance Agreement was $1,633,757, which includes the initial Interim Liability Payments of $25,000 per month, and $1,090,604 of additional contract accounts receivable representing future Customer Payments and $22,922 of additional accounts payable assigned to Zurich which were reclassed from consolidated accounts receivable and accounts payable, respectively.

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

We have submitted a Claim to the Owner of $2,421,425 for significant delays, disruptions and construction changes that were beyond its control and required us to perform additional work related to the Cooper Project, which was completed in the fiscal year ended April 30, 2013. We are currently in negotiations with the Owner to settle the Claim. The next step in the resolution process as set forth in the contract with the Owner is mandatory non-binding mediation through the AAA. On April 15, 2013, we filed a Mediation request with the AAA with regard to the Claim. We are awaiting a response from the Owner, and as such no date has been established for the Mediation. If we are successful in the settlement of this Claim, we expect to use the proceeds from the Claim to repay Zurich the Loss Amount as it exists at the time. There can be no assurance that we will be successful in settling with the Owner for all or a portion of the submitted claim.

Going Concern

Our continuation as a going concern beyond the next twelve months and our ability to discharge our liabilities and commitments in the normal course of business is ultimately dependent upon the execution of its future plans, which include the following: (1) our ability to generate future operating income, reduce operating expenses and produce cash from our operating activities, which will be affected by general economic, competitive, and other factors, many of which are beyond our control (2) the repayment of, or the modification of the terms under the Zurich Forbearance Agreement; (3) the settlement of the claim with the Owner; and (4) obtaining additional funds through additional financing. There can be no assurance that our plans to ensure continuation as a going concern will be successful.

Backlog

As of July 31, 2013, we had a backlog of unfilled orders of approximately $26.1 million compared to approximately $26.4 million at April 30, 2013. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

Fair Value of Financial Instruments

Our material financial instruments at July 31, 2013 and for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, account payable, Notes, common stock Warrants and loans payable. The fair values of cash and cash equivalents, accounts receivable, and account payable are equal to their carrying value because of their liquidity and short-term maturity. The fair values of the Notes and common stock Warrants are accounted for in accordance with ASC 815. We believe that the fair values of the loans payable do not differ materially from their aggregate carrying values in that substantially all the obligations bear variable interest rates that are based on market rates or interest rates that are periodically adjustable to rates that are based on market rates.

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

At July 31, 2013, our net deferred tax assets are fully offset by a valuation allowance. We will continue to evaluate the realization of our deferred tax assets and liabilities on a periodic basis, and will adjust such amounts in light of changing facts and circumstances.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11 (ASU 2011-11), Disclosures about Offsetting Assets and Liabilities where entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. These disclosures assist users of financial statements in evaluating the effect or potential effect of netting arrangements on a company’s financial position. The adoption of ASU 2011-11 on May 1, 2013 did not have a material impact on our unaudited condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 3 – QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our interim chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our interim chief executive officer and chief financial officer concluded that, as of July 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

Effective July 30, 2013, Andrew Hidalgo resigned as our President, Chief Executive Officer and a member of the board of directors and from all officer and director positions with all of our subsidiaries. Mr. Hidalgo served as our Chairman of the Board and Chief Executive Officer since our inception in 2001 and served in the same capacity with the predecessor company WPCS Holdings, Inc. As a result of the significant amount of time with our company, Mr. Hidalgo had an extensive knowledge of our company and operations. Other than the resignation of Mr. Hidalgo, there were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings or claims.

ITEM 1A.	RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 30, 2013, the Company issued an aggregate of 158,242 shares of its common stock, to two investors upon the conversion of an aggregate of $340,839 of outstanding senior secured convertible debentures (“Debentures”).  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

WPCS INTERNATIONAL INCORPORATED

Date: September 16, 2013	By:	/s/ JOSEPH HEATER
Joseph Heater
Chief Financial Officer

