Form 10-Q
period 2013-10-31
WPCS INTERNATIONAL INC
filed 2013-12-16
CIK 1086745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

As of December 11, 2013, there were 1,558,669 shares of registrant’s common stock outstanding.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

		Condensed consolidated balance sheets at October 31, 2013 (unaudited) and April 30, 2013	3-4

		Condensed consolidated statements of operations for the three and six months ended October 31, 2013 and 2012 (unaudited)	5

		Condensed consolidated statements of comprehensive (loss) income for the three and six months ended October 31, 2013 and 2012 (unaudited)	6

		Condensed consolidated statement of equity (deficit) for the six months ended October 31, 2013 (unaudited)	7

		Condensed consolidated statements of cash flows for the six months ended October 31, 2013 and 2012 (unaudited)	8-9

		Notes to unaudited condensed consolidated financial statements	10-27

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-46

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	47

	ITEM 4.	Controls and Procedures	48

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	49
	ITEM 1A.	Risk Factors	49
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
	ITEM 3.	Defaults Upon Senior Securities	49
	ITEM 4.	Mine Safety Disclosures	49
	ITEM 5.	Other Information	49
	ITEM 6.	Exhibits	49

	SIGNATURES		50

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
ASSETS	2013	2013
	(unaudited)	(Note 1)
CURRENT ASSETS:

Cash and cash equivalents	$1,498,206	$915,752
Restricted cash	-	1,869,178
Accounts receivable, net of allowance of $999,643 and $1,107,593 at October 31, 2013 and April 30, 2013, respectively	9,099,911	7,085,969
Costs and estimated earnings in excess of billings on uncompleted contracts	1,149,409	1,079,367
Deferred contract costs	1,745,324	1,597,894
Prepaid expenses and other current assets	237,962	140,122
Prepaid income taxes	2,185	2,185
Current assets held for sale	1,843,353	1,905,449
Total current assets	15,576,350	14,595,916

PROPERTY AND EQUIPMENT, net	2,370,591	2,754,734

OTHER INTANGIBLE ASSETS, net	-	16,228

OTHER ASSETS	63,347	227,259

OTHER ASSETS HELD FOR SALE	405,542	550,829

Total assets	$18,415,830	$18,144,966

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	October 31,	April 30,
LIABILITIES AND EQUITY	2013	2013
	(unaudited)	(Note 1)
CURRENT LIABILITIES:

Current portion of loans payable	$46,773	$43,942
Senior secured convertible notes, net of debt discount of $3,400,000 and $2,888,889, October 31, 2013 and April 30, 2013, respectively	-	1,111,111
Derivative liability - senior secured convertible notes	-	3,088,756
Accounts payable and accrued expenses	4,316,412	4,102,050
Accrued severance expense	1,381,249	-
Billings in excess of costs and estimated earnings on uncompleted contracts	1,998,367	1,619,307
Deferred revenue	420,550	113,503
Other payable	1,533,757	1,743,986
Short-term bank loan	3,283,860	2,432,205
Income taxes payable	46,816	139,557
Current liabilities held for sale	700,430	685,631
Total current liabilities	13,728,214	15,080,048

Loans payable, net of current portion	147,222	133,838
Derivative liability - warrants	-	3,858,508
Total liabilities	13,875,436	19,072,394

COMMITMENTS AND CONTINGENCIES

EQUITY:

WPCS EQUITY (DEFICIT):
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued	-	-
Common stock - $0.0001 par value, 14,285,714 shares authorized, 1,308,669 and 994,187 shares issued and outstanding at October 31, 2013 and April 30, 2013, respectively	131	99
Additional paid-in capital	62,803,147	50,844,183
Accumulated deficit	(60,420,463)	(54,054,389)
Accumulated other comprehensive income on foreign currency translation	1,294,816	1,433,541

Total WPCS equity (deficit)	3,677,631	(1,776,566)

Noncontrolling interest	862,763	849,138
Total equity (deficit)	4,540,394	(927,428)

Total liabilities and equity	$18,415,830	$18,144,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
		(Note 1)	(Note 1)	(Note 1)
REVENUE	$7,355,744	$7,958,243	$15,187,127	$19,246,260

COSTS AND EXPENSES:
Cost of revenue	5,602,337	5,013,329	11,346,996	13,968,212
Selling, general and administrative expenses	1,854,241	2,061,126	3,837,815	4,156,282
Severance expense	-	-	1,474,277	-
Depreciation and amortization	214,895	268,179	457,952	572,286

	7,671,473	7,342,634	17,117,040	18,696,780

OPERATING (LOSS) INCOME	(315,729)	615,609	(1,929,913)	549,480

OTHER EXPENSE (INCOME):
Interest expense	2,380,885	320,608	3,540,942	441,013
Change in fair value of derivative liabilities	(2,208,155)	-	833,750	-

(Loss) income from continuing operations before income tax provision	(488,459)	295,001	(6,304,605)	108,467
Income tax (benefit) provision	(5,863)	(199,705)	18,288	(65,176)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(482,596)	494,706	(6,322,893)	173,643
Discontinued operations:

Loss from operations of discontinued operations, net of tax provision of $0, $215,700, $0, and $269,864, respectively	(8,718)	(473,728)	(39,747)	(1,484,142)

(Loss) gain from disposal	-	(485,212)	-	1,839,419

(Loss) income from discontinued operations, net of tax	(8,718)	(958,940)	(39,747)	355,277

CONSOLIDATED NET (LOSS) INCOME	(491,314)	(464,234)	(6,362,640)	528,920

Net (loss) income attributable to noncontrolling interest	(18,310)	29,152	3,434	28,605

NET (LOSS) INCOME ATTRIBUTABLE TO WPCS	$(473,004)	$(493,386)	(6,366,074)	$500,315

Basic and diluted net (loss) income per common share attributable to WPCS:

(Loss) income from continuing operations attributable to WPCS	$(0.36)	$0.47	$(5.57)	$0.15
(Loss) income from discontinued operations attributable to WPCS	$(0.01)	$(0.97)	$(0.03)	$0.35
Basic and diluted net (loss) income per common share attributable to WPCS	$(0.37)	$(0.50)	$(5.60)	$0.50

Basic weighted average number of common shares outstanding	1,272,877	994,187	1,136,750	994,187

Diluted weighted average number of common shares outstanding	1,272,877	995,469	1,136,750	998,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Consolidated net (loss) income	$(491,314)	$(464,234)	$(6,362,640)	$528,920
Other comprehensive income (loss) - foreign currency translation adjustments	97,267	(14,533)	(128,534)	9,156
Comprehensive (loss) income	(394,047)	(478,767)	(6,491,174)	538,076

Comprehensive (loss) income attributable to noncontrolling interest	(12,866)	50,881	13,625	36,000
Comprehensive (loss) income attributable to WPCS	$(381,181)	$(529,648)	$(6,504,799)	$502,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
SIX MONTHS ENDED OCTOBER 31, 2013
(Unaudited)

					Additional		Accumulated		Non-
	Preferred Stock		Common Stock		Paid-In	Accumulated	Other Compre-	WPCS	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	hensive Income	Equity (Deficit)	Interest	Equity (Deficit)

BALANCE, May 1, 2013	-	$-	994,187	$99	$50,844,183	$(54,054,389)	$1,433,541	$(1,776,566)	$849,138	$(927,428)

Stock-based compensation	-	-	-	-	22,511	-	-	22,511	-	22,511

Issuance of common stock from Warrant amendment, waiver and exchange agreement	-	-	38,740	4	88,711	-	-	88,715	-	88,715

Conversion of Notes	-	-	275,742	28	593,895	-	-	593,923	-	593,923

Reclassification of derivative liability upon conversion of Notes	-	-	-	-	686,856	-	-	686,856	-	686,856

Reclassification of derivative liability from Notes and Warrant amendment	-	-	-	-	7,166,991	-	-	7,166,991	-	7,166,991

Unamortized debt discount from Notes amendment	-	-	-	-	3,400,000	-	-	3,400,000	-	3,400,000

Other comprehensive (loss) income	-	-	-	-	-	-	(138,725)	(138,725)	10,191	(128,534)

Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	3,434	3,434

Net loss attributable to WPCS	-	-	-	-	-	(6,366,074)	-	(6,366,074)	-	(6,366,074)

BALANCE, October 31, 2013	-	$-	1,308,669	$131	$62,803,147	$(60,420,463)	$1,294,816	$3,677,631	$862,763	$4,540,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	October 31,
	2013	2012
OPERATING ACTIVITIES :
Consolidated net (loss) income	$(6,362,640)	$528,920

Adjustments to reconcile consolidated net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	457,952	783,530
Gain from disposition of operations	-	(1,838,419)
Amortization of notes discount	3,053,867	-
Change in the fair value of derivative liabilities	833,750	-
Stock-based compensation	22,511	103,951
Provision for doubtful accounts	29,784	32,923
Amortization of debt issuance costs	277,095	294,803
Loss (gain) on sale of fixed assets	13,509	(23,384)
Deferred income taxes	-	(153,822)
Changes in operating assets and liabilities:
Restricted cash	1,869,178	-
Accounts receivable	(2,014,625)	1,893,605
Costs and estimated earnings in excess of billings on uncompleted contracts	(70,042)	62,920
Deferred contract costs	(126,513)	-
Inventory	-	(18,431)
Prepaid expenses and other current assets	(97,330)	(156,031)
Income taxes payable	(94,919)	119,232
Prepaid taxes	-	39,931
Other assets	(11,001)	15,157
Assets held for sale	112,262	-
Accounts payable and accrued expenses	213,526	(1,753,067)
Accrued severance expense	1,381,249	-
Billings in excess of costs and estimated earnings on uncompleted contracts	379,060	(1,575,966)
Deferred revenue	303,804	658,485
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	170,477	(985,663)

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six Months Ended
	October 31,
	2013	2012

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	$(17,620)	$(229,513)
Proceeds from sale of operations, net of transaction costs	-	4,554,009
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(17,620)	4,324,496

FINANCING ACTIVITIES:
Net proceeds from Section 16(b) settlement	-	222,413
Debt issuance costs	(102,182)	(56,514)
Repayments under lines of credit	-	(3,929,817)
Repayment to senior secured convertible notes	(9,507)	-
Repayments under loans payable, net	(23,534)	(53,619)
Repayments to joint venture partner, net	-	(2,516,123)
Repayments of capital lease obligations	-	(14,588)
Borrowings under short-term bank loan	816,100	2,367,645
Repayments under other payable	(210,229)	-
Borrowings under other payable	-	793,927
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	470,648	(3,186,676)

Effect of exchange rate changes on cash	(41,051)	(42,234)

NET INCREASE IN CASH AND CASH EQUIVALENTS	582,454	109,923
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	915,752	811,283
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,498,206	$921,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - LIQUIDITY AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of WPCS International Incorporated (WPCS) and its wholly- and majority-owned subsidiaries, as follows, collectively referred to as “we”, “us” or the "Company". United States-based subsidiaries include WPCS Incorporated, WPCS International – Suisun City, Inc. (Suisun City Operations), WPCS International – Lakewood, Inc. (Lakewood Operations), WPCS International – Hartford, Inc. (Hartford Operations), WPCS International – Trenton, Inc. (Trenton Operations), WPCS International – Seattle, Inc. (Seattle Operations), and WPCS International – Portland, Inc. (Portland Operations). International operations include WPCS Asia Limited, 60% of Taian AGS Pipeline Construction Co. Ltd. (China Operations), WPCS Australia Pty Ltd., WPCS International – Brendale, Pty Ltd., and The Pride Group (QLD) Pty Ltd. (Pride), (collectively, Australia Operations).

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q of Article 10 of Regulation S-X and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2013 included in the Company’s Annual Report on Form 10-K. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of condensed consolidated financial position, results of operations and cash flows for the interim periods. Operating results for the three and six month periods ended October 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2014. The amounts for the April 30, 2013 balance sheet have been extracted from the audited consolidated financial statements included in Form 10-K for the year ended April 30, 2013.

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

At October 31, 2013, the Company has losses from operations, and has outstanding balances due to its former surety under a forbearance agreement of $1,533,757. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On April 17, 2013, the Company executed the Surety Forbearance and Confession of Judgment Agreement (the Forbearance Agreement) with Zurich, which supersedes the Financing Agreement. The Company is currently in default under the Forbearance Agreement due to its failure to pay the monthly Interim Liability Payment of $25,000 for the month of December 2013.  In addition, the Company does not have the ability to discharge the Loss Amount of $1,533,757 due December 31, 2013 under the Forbearance Agreement.  The Company is currently in discussions with Zurich for the settlement of the Loss Amount due under the Forbearance Agreement.  There can be no assurance that the Company will be successful in settling with Zurich the Loss Amount due.

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

Restricted Cash

In connection with the terms of the Notes, all payments of accounts receivable of the Company (and its domestic subsidiaries) are deposited into an account (the Lockbox Account) controlled by Worldwide Stock Transfer, LLC (the Collateral Agent). The Company is permitted to receive from the Lockbox Account on a daily basis, such cash equal to (A) (i) the cash balance in the Lockbox Account plus (ii) 95% of the available qualified accounts receivable, less (iii) $250,000, minus (B) the amount of principal, accrued interest and costs and expenses owed pursuant to the Notes. At any given time, the Company considers the cash held in the Lockbox Account that it is not yet permitted to draw down based on the calculation above, to be restricted cash. Restricted cash is classified as a current asset, consistent with the classification of the Notes as a current liability. Based on the calculation above, the Company had the ability to draw down all of the cash held in the Lockbox Account, and as a result there was no restricted cash balance reported at October 31, 2013.

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

Fair Value of Financial Instruments

The Company’s material financial instruments at October 31, 2013 and for which disclosure of fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, accounts payable, line of credit and loans payable. The fair values of cash and cash equivalents, accounts receivable, and accounts payable are equal to their carrying value because of their liquidity and short-term maturity. Management believes that the fair values of the line of credit and loans payable do not differ materially from their aggregate carrying values in that substantially all the obligations bear variable interest rates that are based on market rates or interest rates that are periodically adjustable to rates that are based on market rates.

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

Other intangible assets consist of the following at October 31, 2013 and April 30, 2013:

	Estimated useful life	October 31,	April 30,
	(years)	2013	2013

Customer list	3-9	$1,078,250	$1,190,083
Less accumulated amortization		(1,078,250)	(1,173,855)
		$-	$16,228

Amortization expense of other intangible assets for the six months ended October 31, 2013 and 2012 was $16,228 and $32,502, respectively. There are no expected residual values related to these intangible assets.

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

The Company has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. Cost estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated cost to complete projects, which determines the project’s percent complete, must be made and used in connection with the revenue recognized in the accounting period. Current estimates may be revised as additional information becomes available. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated. For the six months ended October 31, 2013 and 2012, the Company has provided aggregate loss provisions of approximately $12,000 and $99,000, respectively, related to anticipated losses on long-term contracts.

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

On a periodic basis, the Company evaluates its ability to realize its deferred tax assets net of its deferred tax liabilities and adjusts such amounts in light of changing facts and circumstances, including but not limited to the level of past and future taxable income, and the current and future expected utilization of tax benefit carryforwards. The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is required to reduce the net deferred tax assets to the amount that is more likely than not to be realized in future periods. The Company considers past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. The Company’s forecast of expected future taxable income is based over such future periods that it believes can be reasonably estimated. Based on its analysis as of October 31, 2013, the Company continues to provide a full valuation allowance on its domestic and foreign deferred tax assets. The Company will continue to evaluate the realization of its deferred tax assets and liabilities on a periodic basis, and will adjust such amounts in light of changing facts and circumstances.

The Company performed a review for uncertainty in income tax positions in accordance with authoritative guidance. This review did not result in the recognition of any material unrecognized tax benefits as of October 31, 2013 and April 30, 2013. Management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. For the six months ended October 31, 2013 and 2012, the Company recognized no interest or penalties. The statute of limitations for the Company's Federal, state and foreign income tax returns prior to fiscal years 2009 are closed.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net (Loss) Income Per Common Share

Basic and diluted net (loss) income per common share is computed as net (loss) income divided by the weighted average number of common shares outstanding for the period. Diluted net (loss) income per common share reflects the potential dilution that could occur from common stock issuable through exercise of stock options. The table below presents the computation of basic and diluted net (loss) income per common share from continuing operations for the three and six months ended October 31, 2013 and 2012, respectively:

Basic net (loss) income per share from continuing operations computation

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Numerator:

Net (loss) income attributable to WPCS	$(464,286)	$465,554	$(6,326,327)	$145,038

Denominator:

Basic weighted average shares outstanding	1,272,877	994,187	1,136,750	994,187

Basic net (loss) income per common share attributable to WPCS	$(0.36)	$0.47	$(5.57)	$0.15

Diluted net (loss) income per share from continuing operations computation

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Numerator:

Net (loss) income attributable to WPCS	$(464,286)	$465,554	$(6,326,327)	$145,038

Denominator:

Basic weighted average shares outstanding	1,272,877	994,187	1,136,750	994,187

Incremental shares from assumed conversion:
Conversion of stock options	-	1,282	-	3,973

Diluted weighted average shares	1,272,877	995,469	1,136,750	998,160

Diluted net (loss) income per common share attributable to WPCS	$(0.36)	$0.47	$(5.57)	$0.15

The following were excluded from the computation of diluted shares outstanding due to the losses from continuing operations for the three and six months ended October 31, 2013 as they would have had an anti-dilutive impact on the Company's net loss.

	Three Months Ended	Six Months Ended
	October 31	October 31
	2013	2013
Common stock equivalents:
Stock options	1,273	1,831
Conversion of senior secured convertible notes	678,808	790,044
Stock warrants	1,646,426	1,136,479

Totals	2,326,507	1,928,354

Noncontrolling Interest

Noncontrolling interest for the three and six months ended October 31, 2013 and 2012 consists of the following:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Balance, beginning of period	$875,629	$1,102,440	$849,138	$1,117,322

Net (loss) income attributable to noncontrolling interest	(18,310)	29,152	3,434	28,605

Other comprehensive income attributable to noncontrolling interest	5,444	21,729	10,191	7,394

Balance, end of period	$862,763	$1,153,321	$862,763	$1,153,321

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized.Costs and estimated earnings on uncompleted contracts consist of the following at October 31, 2013 and April 30, 2013:

	October 31, 2013	April 30, 2013

Costs incurred on uncompleted contracts	$50,890,087	$72,951,142
Provision for loss on uncompleted contracts	(11,972)	(23,376)
Estimated contract profit	1,928,749	2,391,027
	52,806,864	75,318,793
Less: Billings to date	53,655,822	75,858,733
Totals	$(848,958)	$(539,940)

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,149,409	$1,079,367
Billings in excess of cost and estimated earnings on uncompleted contracts	1,998,367	1,619,307
Totals	$(848,958)	$(539,940)

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which circumstances requiring the revisions become known. During the three and six months ended October 31, 2013, the effect of such revisions in estimated contract profits resulted in an increase to gross profits of approximately $26,000 and $149,000, respectively, and during the three and six months ended October 31, 2012, the effect of such revisions resulted in an increase in gross profits of $1,047,000 and $1,563,000, respectively, from that which would have been reported had the revised estimates been used as the basis of recognition for contract profits in prior years.

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

Pursuant to the terms of the Notes, the Company deposited the initial funds received from the Financing, minus $2,178,516, (the Initial Lending Amount) into the Lockbox Account controlled by the Collateral Agent, as collateral agent on behalf of the Buyers. The Company used the Initial Lending Amount to repay the existing loan of $2,000,000, plus $78,516 of interest accrued and fees and expenses to Sovereign Bank, N.A. (Sovereign), which credit agreement was terminated in connection with the Notes, and $100,000 for Buyer legal fees in connection with the Notes. In addition, all payments of accounts receivable of the Company (and its domestic subsidiaries) shall be deposited into the Lockbox Account. The Company is permitted to receive from the Lockbox Account, on a daily basis, such amount of cash equal to: (A) (i) cash balance in the Lockbox Account plus (ii) 95% of available qualified accounts receivable minus (iii) $250,000 minus (B) amount of principal, accrued interest, fees, costs and expenses owed pursuant to the Notes. The Notes contain certain customary representations and warranties, affirmative and negative covenants, and events of default. The principal covenant is that the Company shall maintain a current ratio of not less than 0.6 to 1.0 as of the last calendar day of each month. As of October 31, 2013, the Company is in compliance with the covenants.

The Notes were initially convertible into shares of Common Stock at a conversion price of $2.6376 per share (the Conversion Price). The Conversion Price was to be adjusted to 85% of the average of the closing bid prices for the five consecutive trading dates immediately prior to the following adjustment dates: (1) the earlier of the effective date of a registration statement or six months after closing (the First Adjustment); (2) the later of the date that is three months after the First Adjustment or one year after closing (the Second Adjustment); and (3) on the Stockholder Approval Date of February 28, 2013. On the Stockholder Approval Date, the Conversion Price was adjusted to $2.1539 per share. There was no adjustment to the Conversion Price on the First Adjustment date.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Warrants are exercisable for a period of five years from the Closing Date at an initial exercise price of $3.2970 per share (the Exercise Price). The Exercise Price was subject to the same adjustments as provided in the Notes as described above and, as a result, the Exercise Price was adjusted to $2.1539 per share on the Stockholder Approval Date.

On October 25, 2013, the Company entered into an amendment, waiver and exchange agreement (the Amendment) with the Buyers that amended the conversion features of the Warrants and Notes. Pursuant to the Amendment, the Buyers exchanged 154,961 of their Warrants for 38,740 shares of common stock (the Shares) and warrants to purchase 154,961 shares of common stock (Exchange Warrants). Effectively, for every four Warrants surrendered, the Buyer received a unit of four Exchange Warrants and one Share. It was determined that the Black-Scholes value of one warrant being exchanged was equal to $1.83, resulting in four Warrants being equal to $7.32 and the parties valued the unit at a price of $7.52. As a result, the Shares issued were calculated at $0.20, and by the operation of the terms of the Notes, the conversion price of the Notes automatically adjusted to $0.20.  The Exchange Warrants are exercisable for a period of five years from the date of issuance of the original Warrants at an initial exercise price of $2.1539 per share. The exercise price will only adjust in the event of any future stock splits or dividends.

Pursuant to the Amendment, the Buyers permanently waived, effective as of October 24, 2013, various provisions of the Warrants, including the anti-dilution protection from the issuance of securities at a price lower than the Exercise Price, the adjustment to market price on the first anniversary of the date of issuance of the Warrants and the Black-Scholes valuation upon the occurrence of a Fundamental Transaction (as defined in the Warrants). As a result of these waivers, the exercise price of the Warrants will only adjust in the event of any future stock splits or dividends. The Exercise Price of the Warrants remains at $2.1539 per share. After the Amendment, the Warrants and Exchange Warrants have the same terms, conditions and rights.

In addition, pursuant to the Amendment, the Buyers permanently waived various provisions of the Notes, including the adjustment to the conversion price under a Fundamental Transaction (as defined in the Notes), the anti-dilution protection from the issuance of securities at a price lower than the current exercise price and the adjustment to market price on the first anniversary of the date of issuance of the Notes. As a result of these waivers, the conversion price of the Notes will only adjust in the event of any future stock splits or dividends.

Further, the Buyers waived certain events of default that had occurred under the Notes as more fully described as follows. Pursuant to the terms of the Notes, an event of default occurs when the Company’s common stock is suspended or threatened with suspension from trading on The NASDAQ Capital Market (or an equivalent market). On October 7, 2013, the Company received a notice from the Staff of the Listing Qualifications Department of The NASDAQ Stock Market LLC (NASDAQ) indicating that the Company’s common stock would be subject to delisting from The NASDAQ Capital Market on October 16, 2013 due to the Company’s non-compliance with the applicable $2.5 million stockholders’ equity requirement, as set forth in Listing Rule 5550(b) (1). As a result of the notice from NASDAQ, an event of default occurred under the Notes, which was waived by the Buyers pursuant to the Amendment. The closing of the Amendment transaction occurred on October 30, 2013.

On November 5, 2013, the Company entered into an amendment agreement (the Note Amendment) with the Buyers. The closing of the Note Amendment transaction occurred on November 5, 2013, and the Note Amendment was deemed effective as of October 31, 2013. The Note Amendment eliminated certain features of the Notes which would otherwise result in substantial accounting charges to the Company.

Prior to the Note Amendment, if an event of default existed under the Notes, the Buyers would have been entitled to redeem $3,400,000 in aggregate principal and interest of the Notes for a redemption price equal to the greater of 125% of (x) the deemed value of the shares of common stock underlying the Note (the Intrinsic Value) and (y) the outstanding principal and unpaid interest under the Notes (the Base Value). The Note Amendment reduces and fixes the event of default redemption price by eliminating the Intrinsic Value calculation and modifying the Base Value calculation and interest rate to more accurately make-whole the holders of the Notes from the loss of interest from an early redemption of the Notes and the decreased value of the Notes without such Intrinsic Value rights. As revised, the event of default redemption amount equals the sum of the Conversion Amount (as defined in the Notes) to be redeemed, plus a make-whole amount equal to the amount of any interest that, but for any redemption of the Notes on such given date, would have accrued with respect to the Conversion Amount being redeemed under the Notes at the interest rate then in effect for the period from such given date through October 31, 2023, the amended maturity date of the Notes, discounted to the present value of such interest using a discount rate of 2.5% per annum. As a result, the fixed value of the event of default redemption price is approximately $10,900,000. In addition, the interest rate of the Notes was amended to 15% per annum, subject to increase to 25% per annum if an event of default occurs and is continuing.

The modifications to the Notes as a result of the Amendment and Note Amendment described above included a change in the conversion price of the Notes from $2.1539 to $0.20, and a change in the maturity date of the Note, from June 5, 2014 to October 31, 2023.  As a result of the significant modifications of the Notes, the Company determined that the Notes were extinguished and New Notes were being issued. In connection with this modification, the Company compared the present value of the beneficial conversion features of the Notes to the New Notes. The Company determined that the present value of the New Notes exceeded the present value of the Notes, by more than 10%, primarily as a result of the change in the conversion price of the New Notes to $0.20 as compared to the $2.1539 under the Notes   which resulted in the application of extinguishment accounting. The modification of the Note debt instrument for the six months ended October 31, 2013, resulted in the debt instruments being exchanged with substantially different terms and extinguishment accounting was applied resulting in a loss on extinguishment of debt for the unamortized discount related to the  Notes of $1,299,304.  In addition, the Company recorded a new debt discount based on the fixed conversion rate and exercise price of $0.20 per share of $3,400,000 related to the remaining proceeds of the New Notes.

A summary of the Notes and New Notes at October 31, 2013 is as follows:

October 31, 2013
Senior secured convertible notes, interest at 4% per annum to maturity June 5, 2014 (Notes)	$3,406,077
Debt discount - value attributable to derivatives attached to Notes	(1,299,304)
Total - current portion, Notes	2,106,773
Redemption of Notes	(6,077)
Loss on extinguishment of debt - Notes	1,299,304
Senior secured convertible notes, interest at 15% per annum to maturity October 31, 2023 (New Notes)	3,400,000
Debt discount - value attributable to beneficial conversion features, New Notes	(3,400,000)
Total - current portion, New Notes	$-

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of October 31, 2013, $593,923 of Notes was converted into 275,742 shares of the Company’s Common Stock. In addition, $6,077 of Notes was redeemed for cash at the request of a Buyer.

The terms of the Notes and New Notes that follow remained the same after the extinguishment of debt described above. The Company has the right, at any time after one year from the Closing Date, to redeem all, but not less than all, of the outstanding Notes, upon not less than 20 trading days nor more than 30 trading days prior written notice. The redemption price shall equal 120% of the amount of principal and interest being redeemed.

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

NOTE 5 – OTHER DEBT

Short-Term Bank Loan

Effective August 1, 2013, the China Operations entered into a loan with the Bank of China (the Short-Term Bank Loan). The Short-Term Bank Loan provides for a loan in the amount of $3,283,860. The proceeds from the Short-Term Bank Loan were used to repay outstanding unsecured loans of $2,404,545 due to the Company’s joint venture partner, Taian Gas Group (TGG). The Short-Term Bank Loan has an interest rate of 7.38%, and interest is due on a quarterly basis. The Short-Term Bank Loan matures on August 1, 2014, and is guaranteed by TGG.

Loans Payable

The Company’s long-term debt also consists of notes issued by the Company or assumed in acquisitions related to working capital funding and the purchase of property and equipment in the ordinary course of business. At October 31, 2013, loans payable obligations totaled $193,995 with interest rates ranging from 4.24% to 8.99%.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – DERIVATIVE LIABILITIES

Senior secured convertible notes- embedded conversion features

Immediately prior to entering into the Amendment and Note Amendment, the Notes met the definition of a hybrid instrument, as defined in ASC 815. The hybrid instrument was comprised of (i) a debt instrument, as the host contract and (ii) an option to convert the debentures into common stock of the Company, as an embedded derivative and recorded them as a discount to the Notes. The embedded derivatives derive their value based on the underlying fair value of the Company’s common stock. The embedded derivatives are not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with these derivatives are based on the common stock fair value.  As a result, the Company determined the final fair value of the embedded derivatives and recognized a derivative liability of $4,000,437. The changes in the fair value of the embedded derivative were immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying condensed consolidated statements of operations. For the three and six months ended October 31, 2013, the Company recognized a loss of $61,408 and $1,598,537, respectively.

The Company estimated the fair value of the embedded derivatives using a binomial lattice model with the following assumptions: conversion price of $0.20 per share; risk free interest rate of 0.08%; expected life of 1.5 years; expected dividend of zero; a volatility factor of 134%; and a volume weighted average common stock price of $2.07 per share as of October 31, 2013. The expected lives of the instruments are equal to underlying term of the senior secured convertible notes. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related conversion option. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.

As a result of the Amendment and Note Amendment, the exercise price of the Notes were fixed at $0.20 per share, and will only adjust in the event of any future stock splits or dividends, and the redemption price of the Notes in the event of default was fixed at approximately $10,900,000. As a result, the Company determined that the modifications changed the instruments classification to an equity instrument which has resulted in bifurcation and liability accounting no longer being required. Accordingly, the Company reclassed the total former derivative liability related to the Notes of $4,000,437 to additional paid-in capital at October 31, 2013.

Common stock warrants

Immediately prior to entering into the Amendment, the Company determined that the fair value of the Warrants issued in connection with the issuance of the Notes under the Purchase Agreement was a derivative liability and recorded them as a discount to the Notes. The Company has recognized a final derivative liability of $3,093,722. The changes in the fair value of the embedded derivative were immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying condensed consolidated statements of operations. For the three and six months ended October 31, 2013, the Company recognized a gain of $2,269,563 and a loss of $764,786, respectively.

The Company estimated the fair value of the warrant derivative using a binomial lattice model with the following assumptions: conversion price of $2.1539 per share; risk free interest rate of 1.31%; expected life of 5 years; expected dividend of zero; a volatility factor of 81%; and a volume weighted average common stock price of $2.07 per share as of October 31, 2013. The expected lives of the instruments are equal to the contractual term of the Warrants. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related warrants. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.

In connection with the Amendment, the Company recorded $72,832 of additional non-cash interest expense for the fair value of the 154,961 Exchange Warrants issued.  The Company estimated the fair value of the Exchange Warrants using the Black-Scholes-Merton pricing model with the following assumptions: conversion price of $2.1539; risk free interest rate of 1.070%; expected life of 5 years; expected dividend of zero; a volatility factor of 138.2%; and a common stock price of $2.17 as of October 23, 2013.  In addition, the Company recorded the fair value of the 38,740 Shares issued with the Exchange Warrants at a fair value of $88,715 based on the closing market price on October 25, 2013 of $2.29 per share.

As a result of the Amendment and Note Amendment, the exercise price of the Warrants was fixed at $2.1539 per share, and will only adjust in the event of any future stock splits or dividends. As a result, the Company determined that the modifications changed the instruments classification to an equity instrument that has resulted in bifurcation and liability accounting no longer being required. Accordingly, the Company reclassed the total former derivative liability related to the Warrants of $3,093,722 to additional paid-in capital at October 31, 2013.

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of October 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in					Total Increase (Reduction)
	Active Markets for	Significant Other	Significant			in Fair Value
Balance Sheet	Identical Assets or	Observable Inputs	Unobservable	October 31, 2013	April 30, 2013	Recorded at
Location	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total	Total	October 31, 2013
Liabilities:

Derivative liability - secured convertible notes	$-	$-	$-	$-	3,088,756	$1,598,536

Derivative liability - warrants	$-	$-	$-	$-	3,858,508	$(764,786)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 derivative liabilities related to the senior secured convertible notes and warrants for the period ended October 31, 2013, prior to reclassification to an equity instrument as a result of the Amendment and Note Amendment.

October 31, 2013

	Notes	Warrants

Balance at beginning of year	$3,088,756	$3,858,508
Reduction in derivative instruments from note exercise	(686,856)	-
Change in fair value of derivative liabilities	1,598,537	(764,786)
	4,000,437	3,093,722
Reclassification of derivative liabilities to additional paid-in capital	(4,000,437)	(3,093,722)
Balance at end of period	$-	$-

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of Pride, the Company leases its Woombye, Queensland, Australia location from Pride Property Trust, of which the former shareholders of the Pride Group (QLD) Pty Ltd. are the members. For each of the six month periods ended October 31, 2013 and 2012, the rents paid for this lease were $50,169 and $58,915, respectively.

The China Operations revenue earned from TGG and subsidiaries was $0 for each of the six months ended October 31, 2013 and 2012. The China Operations accounts receivable due from TGG and subsidiaries was $0 and $221,474 as of October 31, 2013 and 2012, respectively. In addition, during the three months ended October 31, 2013, the Company received dividends from the China Operations of $367,981 that had been declared and accrued by TAGS in prior fiscal years.

As further described in Note 11, “Discontinued Operations”, the Company entered into a Securities Purchase Agreement to sell 100% of the shares of Pride for $1,400,000 to Turquino Equity LLC, whose managing member is Andrew Hidalgo, former Chairman and Chief Executive Officer of the Company.

NOTE 9 - SHAREHOLDERS’ EQUITY

Stock-Based Compensation Plans

In September 2006, the Company adopted the 2007 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options. Under the 2007 Incentive Stock Plan, 57,142 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. These shares were registered under Form S-8. Under the terms of the 2007 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At October 31, 2013, options to purchase 48,563 shares were outstanding at exercise prices ranging from $2.52 to $21.98. At October 31, 2013, there were 6,794 options available for grant under the 2007 Incentive Stock Plan.

In September 2005, the Company adopted the 2006 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options. Under the 2006 Incentive Stock Plan, 57,142 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. These shares were registered under Form S-8. Under the terms of the 2006 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At October 31, 2013, options to purchase 46,911 shares were outstanding at exercise prices ranging from $2.52 to $4.20. At October 31, 2013, there were 6 options available for grant under the 2006 Incentive Stock Plan.

In March 2003, the Company established a stock option plan pursuant to which options to acquire a maximum of 59,523 shares of the Company's common stock were reserved for grant (the "2002 Plan"). These shares were registered under Form S-8. Under the terms of the 2002 Plan, the options are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At October 31, 2013, options to purchase 14,636 shares were outstanding at exercise prices ranging from $4.20 to $24.71. There are no further shares available for grant under the 2002 Plan as the ten-year term of the 2002 Plan was reached in March 2013.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. Compensation cost is then recognized on a straight-line basis over the vesting or service period and is net of estimated forfeitures. There were 1,760 stock options granted during the six months ended October 31, 2013. There were 87,857 stock options granted during the six months ended October 31, 2012.

The Company recorded stock-based compensation of $22,511 and $103,951 for the six months ended October 31, 2013 and 2012, respectively. At October 31, 2013, the total compensation cost related to unvested stock options granted to employees and directors under the Company’s stock option plans but not yet recognized was approximately $4,000 and is expected to be recognized over a weighted-average period of 7 months.

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

Reverse Stock Split

Effective May 28, 2013, the Company amended its Certificate of Incorporation, as amended, pursuant to which the Company affected a one-for-seven reverse split of the Company’s issued and outstanding shares of common stock (the Reverse Stock Split) and reduced the number of authorized shares of common stock by the same ratio, from 100 million to 14,285,715. The total issued and outstanding common stock was decreased from 6,954,766 shares to 994,187 shares. All share-related and per share information have been adjusted to give effect to the Reserve Stock Split.

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

As part of the divestiture transactions more fully described in Note 11, “Discontinued Operations”, the Company reclassified the reporting units within its reportable segments. As a result, wireless communications includes the Suisun City Operations, specialty construction includes the China Operations, and electrical power includes the Trenton, Seattle and Portland Operations, for each of the periods presented. The segment information presented below contains the operating results for the continuing operations only. The Lakewood, Hartford and Australia Operations are reported as discontinued operations, and were previously reported in the wireless communications segment. Segment results for the three and six months ended October 31, 2013 and 2012 are as follows:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended October 31, 2013					For the Three Months Ended October 31, 2012

	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total

Revenue	$-	$3,043,860	$1,160,780	$3,151,104	$7,355,744	$-	$2,664,858	$822,840	$4,470,545	$7,958,243

Depreciation and amortization	$2,093	$25,515	$158,397	$28,890	$214,895	$8,634	$34,132	$173,237	$52,176	$268,179

Income (loss) before income taxes from continuing operations	$(623,318)	$40,370	$(51,638)	$146,127	$(488,459)	$(930,257)	$213,928	$92,799	$918,531	$295,001

	As of and for the Six Months Ended October 31, 2013					As of and for the Six Months Ended October 31, 2012

	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total	Corporate	Wireless Communications	Specialty Construction	Electrical Power	Total

Revenue	$-	$6,098,599	$2,033,505	$7,055,023	$15,187,127	$-	$5,123,269	$1,853,639	$12,269,352	$19,246,260

Depreciation and amortization	$6,167	$51,150	$321,479	$79,156	$457,952	$19,627	$71,328	$347,928	$133,403	$572,286

Income (loss) before income taxes from continuing operations	$(7,073,254)	$130,562	$26,873	$611,214	$(6,304,605)	$(1,695,088)	$443,112	$111,629	$1,248,814	$108,467

Total assets	$2,684,408	$3,453,483	$7,493,274	$4,784,665	$18,415,830	$5,780,017	$2,416,097	$7,854,338	$5,428,797	$21,479,249

Additions of property and equipment	$-	$27,627	$20,353	$71,802	$119,782	$52,515	$35,162	$152,721	$100,058	$340,456

As of and for the six months ended October 31, 2013 and 2012, the specialty construction segment includes approximately $2,034,000 and $1,854,000, respectively, in revenue and $111,000 and $841,000, respectively, of net assets held in China related to the Company’s 60% interest in the China Operations.

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

To date, the Company has not reached agreement with Kavveri with regard to resolving the net asset valuation. On October 4, 2013, Kavveri submitted a revised aggregate claim for indemnification by the Company of approximately $1,013,000 with regard to (1) net asset valuation claim owed of approximately $421,000; (2) accounts receivable deemed uncollectible of $414,000 related to a project that was completed by the Company’s former Hartford Operations and accepted by the customer on or prior to the Closing Date; and (3) delinquent account receivables to be repurchased of approximately $178,000.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

With regard to this revised claim, the Company continues to stand-by its previous position as described in its response to Kavveri on February 27, 2013. Among other things, the Company disputes the amount of the delinquent receivables, and believes that after consideration of reserves for uncollectible accounts and other offsets previously considered in its calculation of the net asset valuation, the total amount of accounts receivable deemed uncollectible for repurchase to be approximately $36,000. However, the Company contends that Kavveri missed the deadline to notify the Company regarding the repurchase of delinquent receivables pursuant to the terms of the Asset Purchase Agreement regarding timing for notification to the Company, which would eliminate any repurchase payment owed by the Company to Kavveri. The Company also believes that the $414,000 of accounts receivable claimed for indemnification by Kavveri is without merit. Finally, the Company also disputes the net asset valuation claim, and believes Kavveri owes the Company approximately $58,000, following its evaluation of the uncollectible accounts receivable. With regard to the net asset valuation claim, if the parties disagree, and if they are unable to come to an agreement, the matter will be submitted to one or more independent, nationally-recognized accounting firms for final determination. To date, no matters have been submitted to an independent accounting firm.

Australia Operations

On September 19, 2013, the Company entered into a Securities Purchase Agreement (the Agreement) with Turquino Equity LLC, a limited liability company (Turquino), whose managing member is Andrew Hidalgo, former Chairman and Chief Executive Officer of the Company. Pursuant to the Agreement, the Company agreed to sell 100% of the shares of Pride for $1,400,000 (Purchase Price). At the Closing Date, the Company will settle the Purchase Price with Turquino by applying the net after tax severance balance due Mr. Hidalgo under his separation agreement as further described in Note 13“Executive Management Changes”, as partial payment towards the Purchase Price, and Turquino will pay cash for the difference between the Purchase Price and the net severance balance due. The Agreement contains a number of conditions to closing, including but not limited to the following: (i) each of the Company and Turquino shall have performed and complied with all terms of the Agreement required to be performed or complied with by it at or prior to the Closing Date; (ii) no action or proceeding by or before any governmental authority shall have been instituted or threatened (and not subsequently dismissed, settled or otherwise terminated) which might restrain, prohibit or invalidate any of the transactions contemplated by the Agreement, other than an action or proceeding instituted or threatened by a party or any of its affiliates; (iii) the representations and warranties contained in made by each of the Company and Turquino to each other shall be true and correct in all material respects on the closing date as though made on and as of the closing date; (iv) the Company obtaining a fairness opinion that the Purchase Price is fair; and (v) the Company has obtained shareholder approval, if required. To date, the Company and Turquino have completed certain of the closing conditions, however the Company is in the process of obtaining shareholder approval, so it has not completed the closing. It is expected that the Agreement will be closed by January 31, 2014.

The Company has reported the financial activity of these three operations as discontinued operations for all periods presented. The disposal of two operations was concluded in fiscal year 2013, and the Company has reflected the gain from the disposal of the Hartford and Lakewood Operations in the three months ended July 31, 2012. A summary of the operating results for the discontinued operations is as follows:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012

REVENUE	$1,550,626	$1,983,918	$3,431,331	$9,041,819

COSTS AND EXPENSES:
Cost of revenue	1,078,044	1,310,880	2,482,879	6,958,473
Selling, general and administrative expenses	435,920	875,813	897,157	3,082,787
Depreciation and amortization	46,994	51,887	95,426	211,244

	1,560,958	2,238,580	3,475,462	10,252,504

OPERATING LOSS FROM DISCONTINUED OPERATIONS	(10,332)	(254,662)	(44,131)	(1,210,685)

Interest expense	(1,614)	3,366	(4,384)	3,593

Loss from discontinued operations before income tax provision	(8,718)	(258,028)	(39,747)	(1,214,278)

Income tax provision	-	215,700	-	269,864

Loss from discontinued operations, net of tax	(8,718)	(473,728)	(39,747)	(1,484,142)

(Loss) gain from disposal	-	(485,212)	-	1,839,419

TOTAL (LOSS) INCOME FROM DISCONTINUED OPERATIONS	$(8,718)	$(958,940)	$(39,747)	$355,277

The Company incurred approximately $55,000 of expenses directly associated with the asset sales of the Hartford and Lakewood Operations.

There were no assets or liabilities included in the condensed consolidated balance sheet for the Hartford and Lakewood Operations at October 31, 2013 or April 30, 2013.

The following table summarizes the assets and liabilities held for sale:

ASSETS	October 31, 2013	April 30, 2013

CURRENT ASSETS:

Cash and cash equivalents	$257,166	$494,471
Accounts receivable, net of allowance	1,292,564	1,277,120
Costs and estimated earnings in excess of billings on uncompleted contracts	189,678	69,488
Prepaid expenses and other current assets	103,945	64,370
Total current assets held for sale	1,843,353	1,905,449

PROPERTY AND EQUIPMENT, net	205,970	298,721

OTHER INTANGIBLE ASSETS, net	183,411	234,404

OTHER ASSETS	16,161	17,704
Total other assets held for sale	405,542	550,829

Total assets held for sale	$2,248,895	$2,456,278

LIABILITIES
Accounts payable and accrued expenses	$668,319	$662,437
Billings in excess of costs and estimated earnings on uncompleted contracts	32,111	23,194
Total liabilities held for sale	$700,430	$685,631

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

On April 17, 2013, the Company executed the Forbearance Agreement with Zurich, which supersedes the Financing Agreement. As of April 16, 2013, the total Loss Amount due Zurich under the Forbearance Agreement less payments received by Zurich was $2,836,668. Under the Forbearance Agreement, among other things, the parties have agreed to the following payments which will be credited against the Loss Amount owed to Zurich by the Company: (1) the Company shall make monthly payments to Zurich of $25,000 due upon the fifth of each month, up to and including December 5, 2013 (the Interim Liability Payments); (2) Zurich is to receive any and all amounts due under the contracts for which Zurich has issued one or more bonds (the Customer Payments); and (3) the Claim, up to the Loss Amount as it exists at the time. As of October 31, 2013, the net Other Payable for the Loss Amount owed Zurich under the Forbearance Agreement was $1,533,757, which includes the initial Interim Liability Payments of $25,000 per month, and $1,090,604 of additional contract accounts receivable representing future Customer Payments and $22,922 of additional accounts payable assigned to Zurich which were reclassed from consolidated accounts receivable and accounts payable, respectively.

Each or any of the following shall constitute an event of default under the Forbearance Agreement: (a) failure by the Company to make any of the Interim Liability Payments; (b) failure by the Company to remit any Customer Payments received; (c) the failure by the Company or the Owner to remit the proceeds of the Claim to Zurich; and (d) any Loss Amount that still exists as of December 31, 2013. If an event of default occurs, Zurich is authorized to confess judgment against the Company, however the entry of any judgment by confession shall not constitute a waiver or release of any of Zurich’s rights under the Indemnity Agreement. The Company is currently in default under the Forbearance Agreement due to the failure to pay the monthly Interim Liability Payment of $25,000 for the month of December 2013.  In addition, the Company does not have the ability to discharge the Loss Amount of $1,533,757 due December 31, 2013 under the Forbearance Agreement.  The Company is currently in discussions with Zurich for the settlement of the Loss Amount due under the Forbearance Agreement.  There can be no assurance that the Company will be successful in settling with Zurich the Loss Amount due.

The Company submitted the Claim to the Owner of $2,421,425 and is currently in negotiations with the Owner to settle the Claim. The next step in the resolution process as set forth in the contract with the Owner is mandatory non-binding mediation through the American Arbitration Association (the AAA). On April 15, 2013, the Company filed a Request for Mediation (the Mediation) with the AAA with regard to the Claim. The Company is awaiting a response from the Owner and, as such, no date has been established for the Mediation. If it is successful in the settlement of this Claim, the Company expects to use the proceeds from the Claim to repay Zurich the Loss Amount as it exists at the time. There can be no assurance that the Company will be successful in settling with the Owner for all or a portion of the submitted claim.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - EXECUTIVE MANAGEMENT CHANGES

Andrew Hidalgo Separation

On July 24, 2013, the Company entered into a separation agreement (the Separation Agreement) with Andrew Hidalgo (Hidalgo), the Company’s former President, Chief Executive Officer and a member of the board of directors. Pursuant to the Separation Agreement, Hidalgo resigned effective at the close of business on July 30, 2013 (the Termination Date), as the President, Chief Executive Officer and a member of the board of directors of the Company and from all officer and director positions with all of the Company’s subsidiaries. As a result of the Separation Agreement, the Company recorded a one-time charge for severance expense of $1,474,277 for the six months ended October 31, 2013.

On September 19, 2013, the Company and Turquino, whose managing member is Hidalgo, entered into the Agreement to sell 100% of the shares of Pride to Turquino for $1,400,000 as more fully described in Note 11, “Discontinued Operations”. Until the date of closing of the Agreement the Company shall continue to pay Hidalgo his current base salary of $325,000 per year through the Company’s normal payroll process. At the closing date, the Company shall make the final Severance Payment, net of applicable taxes, and shall apply the net after tax Severance Payment as partial payment towards the purchase price for Pride. The cash difference between the after tax Severance Payment and the purchase price shall be paid to the Company at the closing date.

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

Recent Developments

Note and Warrant Amendments

On October 25, 2013, we entered into an amendment, waiver and exchange agreement (the Amendment) with holders (Buyers) of outstanding secured convertible notes (Notes) and common stock purchase warrants (Warrants) that were sold pursuant to a securities purchase agreement dated December 4, 2012. Pursuant to the Amendment, the Buyers exchanged 154,961 of their Warrants for 38,740 shares of common stock (the Shares) and warrants to purchase 154,961 shares of common stock (the “Exchange Warrants”). Effectively, for every four Warrants surrendered, the Buyers received a unit of four Exchange Warrants and one Share. It was determined that the Black-Scholes value of one warrant being exchanged was equal to $1.83, resulting in four Warrants being equal to $7.32 and the parties valued the unit at a price of $7.52.  As a result, the Shares issued were calculated at $0.20, and by the operation of the terms of the Notes, the conversion price of the Notes automatically adjusted to $0.20.    The Exchange Warrants are exercisable for a period of five years from the date of issuance of the original Warrants at an initial exercise price of $2.1539 per share. The exercise price will only adjust in the event of any future stock splits or dividends.

Pursuant to the Amendment, the Buyers permanently waived, effective as of October 24, 2013, various provisions of the Warrants, including the anti-dilution protection from the issuance of securities at a price lower than the Exercise Price, the adjustment to market price on the first anniversary of the date of issuance of the Warrants and the Black-Scholes valuation upon the occurrence of a Fundamental Transaction (as defined in the Warrants). As a result of these waivers, the exercise price of the Warrants will only adjust in the event of any future stock splits or dividends. The Exercise Price of the Warrants remains at $2.1539 per share. After the Amendment, the Warrants and Exchange Warrants have the same terms, conditions and rights.

In addition, pursuant to the Amendment, the Buyers permanently waived various provisions of the Notes, including the adjustment to the conversion price under a Fundamental Transaction (as defined in the Notes), the anti-dilution protection from the issuance of securities at a price lower than the current exercise price and the adjustment to market price on the first anniversary of the date of issuance of the Notes. As a result of these waivers, the conversion price of the Notes will only adjust in the event of any future stock splits or dividends.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Further, the Buyers waived certain events of default that had occurred under the Notes as more fully described as follows. Pursuant to the terms of the Notes, an event of default occurs when the Company’s common stock is suspended or threatened with suspension from trading on The NASDAQ Capital Market (or an equivalent market). On October 7, 2013, the Company received from the Staff of the Listing Qualifications Department of The NASDAQ Stock Market LLC (NASDAQ) indicating that the Company’s common stock would be subject to delisting from The NASDAQ Capital Market on October 16, 2013 due to the Company’s non-compliance with the applicable $2.5 million stockholders’ equity requirement, as set forth in Listing Rule 5550(b) (1). As a result of the notice from NASDAQ, an event of default occurred under the Notes, which was waived by the Buyers pursuant to the Amendment. The closing of the Amendment transaction occurred on October 30, 2013.

On November 5, 2013, the Company entered into an amendment agreement (the Note Amendment) with the Buyers. The closing of the Note Amendment transaction occurred on November 5, 2013, and the Note Amendment was deemed effective as of October 31, 2013. The intent of the Note Amendment was to eliminate certain features of the Notes which would otherwise result in substantial accounting charges to the Company.

Prior to the Note Amendment, if an event of default existed under the Notes, the Buyers would have been entitled to redeem $3,400,000 in aggregate principal and interest of the Notes for a redemption price equal to the greater of 125% of (x) the deemed value of the shares of common stock underlying the Note (the Intrinsic Value) and (y) the outstanding principal and unpaid interest under the Notes (the Base Value). The Note Amendment reduces and fixes the event of default redemption price by eliminating the Intrinsic Value calculation and modifying the Base Value calculation and interest rate to more accurately make-whole the holders of the Notes from the loss of interest from an early redemption of the Notes and the decreased value of the Notes without such Intrinsic Value rights. As revised, the event of default redemption amount equals the sum of the Conversion Amount (as defined in the Notes) to be redeemed, plus a make-whole amount equal to the amount of any interest that, but for any redemption of the Notes on such given date, would have accrued with respect to the Conversion Amount being redeemed under the Notes at the interest rate then in effect for the period from such given date through October 31, 2023, the amended maturity date of the Notes, discounted to the present value of such interest using a discount rate of 2.5% per annum. As a result, the fixed value of the event of default redemption price is approximately $10,900,000. In addition, the interest rate of the Notes was amended to 15% per annum, subject to increase to 25% per annum if an event of default occurs and is continuing.

The modifications to the Notes as a result of the Amendment and Note Amendment described above included a change in the conversion price of the Notes from $2.1539 to $0.20, and a change in the maturity date of the Note, from June 5, 2014 to October 31, 2023.  As a result of the significant modifications of the Notes, we determined that the Notes were extinguished and New Notes were being issued. In connection with this modification, we compared the present value of the beneficial conversion features of the Notes to the New Notes. We determined that the present value of the New Notes exceeded the present value of the Notes, by more than 10%, primarily as a result of the change in the conversion price of the New Notes to $0.20 as compared to the $2.1539 under the Notes which resulted in the application of extinguishment accounting. The modification of the Note debt instrument for the six months ended October 31, 2013, resulted in the debt instruments being exchanged with substantially different terms and extinguishment accounting was applied resulting in a loss on extinguishment of debt for the unamortized discount related to the Notes of $1,299,304.  In addition, we recorded a new debt discount based on the fixed conversion rate and exercise price of $0.20 per share of $3,400,000 related to the remaining proceeds of the New Notes.

NASDAQ Compliance

On November 14, 2013, we received a letter from The NASDAQ Hearings Panel (the “Panel”) informing us that we had regained compliance with NASDAQ Listing Rule 5550(b) (1), the minimum stockholders’ equity rule. As a result the Panel determined that the Company is in compliance with all applicable listing standards required for listing on The NASDAQ Capital Market, and accordingly, the Panel has determined to continue the listing of the Company’s securities on The NASDAQ Stock Market.

As a result of the Amendment and Note Amendment effective as of October 31, 2013, the exercise price of the Notes were fixed at $0.20 per share, and will only adjust in the event of any future stock splits or dividends, and the redemption price of the Notes in the event of default was fixed at approximately $10,900,000. In addition, the exercise price of the Warrants were fixed at $2.1539 per share, and will only adjust in the event of any future stock splits or dividends As a result, we determined that the modifications changed the instruments classification to an equity instrument that resulted in bifurcation and derivative liability accounting no longer being required. Accordingly, we reclassified the total former derivative liability related to the Notes and Warrants of $7,094,000 to additional paid-in capital at October 31, 2013. As a result of these reclassifications, our stockholders’ equity is in excess of $4,500,000 as of October 31, 2013, allowing us to regain compliance with the minimum stockholder equity NASDAQ listing requirement.

Sale of Pride Operations

On September 19, 2013, we entered into the Agreement to sell 100% of the shares of Pride to Turquino, whose managing member is Andrew Hidalgo (Hidalgo), our former President, Chief Executive Officer and member of the board of directors, for $1,400,000. Until the date of closing of the Agreement, we shall continue to pay Hidalgo his current base salary of $325,000 per year through our normal payroll process, pursuant to the Separation Agreement previously entered into with Hidalgo. At the closing date, we shall make the final Severance Payment, net of applicable taxes, and shall apply the net after tax Severance Payment as partial payment towards the purchase price for Pride. The cash difference between the after tax Severance Payment and the purchase price shall be paid to the Company at the closing date.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Agreement contains a number of conditions to closing, including but not limited to the following: (i) each of the Company and Turquino shall have performed and complied with all terms of the Agreement required to be performed or complied with by it at or prior to the Closing Date; (ii) no action or proceeding by or before any governmental authority shall have been instituted or threatened (and not subsequently dismissed, settled or otherwise terminated) which might restrain, prohibit or invalidate any of the transactions contemplated by the Agreement, other than an action or proceeding instituted or threatened by a party or any of its affiliates; (iii) the representations and warranties contained in made by each of the Company and Turquino to each other shall be true and correct in all material respects on the closing date as though made on and as of the closing date; (iv) the Company obtaining a fairness opinion that the Purchase Price is fair; and (v) the Company has obtained shareholder approval, if required. To date, the Company and Turquino has completed certain of the closing conditions, however it is in the process of obtaining shareholder approval, so it has not yet completed the closing. It is expected that the Agreement will be closed by January 31, 2014.

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

As of October 31, 2013, the net Loss Amount owed Zurich under the Forbearance Agreement was approximately $1,534,000, and is classified as Other Payable in our condensed consolidated balance sheet.

Each or any of the following shall constitute an event of default under the Forbearance Agreement: (a) failure by us to make any of the Interim Liability Payments; (b) failure by us to remit any Customer Payments received; (c) the failure by us or the Owner to remit the proceeds of the Claim to Zurich; and (d) any Loss Amount that still exists as of December 31, 2013. We are currently in default under the Forbearance Agreement due to the failure to pay the monthly Interim Liability Payment of $25,000 for the month of December 2013.  In addition, we do not have the ability to discharge the Loss Amount of $1,533,757 due December 31, 2013 under the Forbearance Agreement.  We are currently in discussions with Zurich for the settlement of the Loss Amount due under the Forbearance Agreement.  There can be no assurance that we will be successful in settling with Zurich the Loss Amount due.

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

As part of prior divestiture transactions, we reclassified the reporting units within our reportable segments. As a result, wireless communications includes the Suisun City Operations, specialty construction includes the China Operations, and electrical power includes the Trenton, Seattle and Portland Operations, for each of the periods presented. For the six months ended October 31, 2013, wireless communication, specialty construction and electrical power represented approximately 40.2%, 13.4% and 46.4%, respectively, of our total revenue. For the six months ended October 31, 2012, wireless communication, specialty construction and electrical power represented approximately 26.6%, 9.6% and 63.8%, respectively, of our total revenue.

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

•
International. We provide communications infrastructure internationally for a variety of companies and government entities. China is spending on building its internal infrastructure. China has experienced positive GDP growth rates. The total international revenue was approximately 13.4% and 9.6% for the six months ended October 31, 2013 and 2012, respectively.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year:

In regards to our financial results for the three months ended October 31, 2013, we generated a net loss of approximately $473,000 or $0.37 per diluted common share, which includes non-cash charges of approximately $722,000 related to the amortization of Notes discount and expenses related to the issuance of the Exchange Warrants and Shares, approximately $1,299,000 related to the loss on extinguishment of the old Notes, offset by non-cash credits of approximately $2,208,000 related to the final change in fair value of the derivative liabilities associated with the Notes and Warrants, prior to the Amendment and Note Amendment which enabled us to reclassify the former derivative liabilities to stockholders’ equity. The non-cash charges and credits have no impact on our operating income or cash flows.

The net loss for the three months ended October 31, 2013 compares to a net loss of approximately $493,000, or $0.50 per diluted common share for the three months ended October 31, 2012, which includes a loss from discontinued operations for the Lakewood, Hartford, and Australia Operations of approximately $959,000, or $0.96 per diluted common share. In our continuing operations, for the three months ended October 31, 2012, we generated a net income of approximately $495,000, or $0.46 per diluted common share.

In regards to our financial results for the six months ended October 31, 2013, we generated a net loss of approximately $6,366,000, or $5.60 per diluted common share, which includes one-time charges of approximately $1,474,000 related to severance expense recorded per the Hidalgo Separation Agreement described above, approximately $1,754,000 related to the amortization of Notes discount and expenses related to the issuance of the Exchange Warrants and Shares, approximately $1,299,000 related to the loss on extinguishment of the old Notes, and approximately $834,000 related to the final change in fair value of the derivative liabilities associated with the Notes and Warrants, prior to the Amendment and Note Amendment which enabled us to reclassify the former derivative liabilities to stockholders’ equity. The non-cash charges have no impact on our operating income or cash flows.

The net loss for the six months ended October 31, 2013 compares to net income of approximately $500,000, or $0.50 per diluted common share for the six months ended October 31, 2012, which includes income from discontinued operations for the Lakewood, Hartford, and Australia Operations of approximately $355,000, or $0.35 per diluted common share. In our continuing operations, for the six months ended October 31, 2012, we generated a net income of approximately $174,000, or $0.15 per diluted common share.

The markets we serve in public services, healthcare, and energy continue to afford opportunities to grow our business. Two of our most important economic indicators for measuring our future revenue producing capability and demand for our services continue to be our backlog and bid list. For comparative purposes our backlog and bid list for prior periods only includes our continuing operations. Our backlog of unfilled orders was approximately $25.4 million at October 31, 2013, compared to backlog of $25.6 million at July 31, 2013, and $27.8 million at October 31, 2012.

  Our bid list, which represents project bids under proposal for new and existing customers, was approximately $40.5 million at October 31, 2013, compared to approximately $38.7 million at July 31, 2013 and $37.9 million at October 31, 2012. Our goal is to continue converting more of these bids into contract awards and to increase our backlog in the quarters ahead.

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

While we continue to consider and develop organic growth opportunities, we are also seeking opportunities to improve our balance sheet. We have sought a number of opportunities for improvement, including: (i) the execution of an aggressive plan over the past several months to stabilize the operations, improve cash flows of the business through, amongst other things, reduction; operating cost. (ii) the divestiture of underperforming operations, as evidenced by the sale of the Pride Operations described above, and the wind-down of the unprofitable Trenton Operations; and (iii) the restructuring of the Notes and Warrants which has enabled the Company to eliminate the former derivative liabilities and rebuild our stockholders’ equity to regain compliance with the NASDAQ minimum stockholder equity requirements. As a result, we believe that all of these actions as well as continuing efforts to improve the Company's perfomance and financial position will contribute favorably to providing the Company with an opportunity to deliver improved shareholder value in the future.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended October 31, 2013 Compared to the Three Months Ended October 31, 2012

Consolidated results for the three months ended October 31, 2013 and 2012 were as follows:

	Three Months Ended
	October 31,
	2013		2012

REVENUE	$7,355,744	100.0%	$7,958,243	100.0%

COSTS AND EXPENSES:
Cost of revenue	5,602,337	76.2%	5,013,329	63.0%
Selling, general and administrative expenses	1,854,241	25.2%	2,061,126	25.9%
Depreciation and amortization	214,895	2.9%	268,179	3.4%

Total costs and expenses	7,671,473	104.3%	7,342,634	92.3%

OPERATING (LOSS) INCOME	(315,729)	(4.3)%	615,609	7.7%

OTHER EXPENSE (INCOME):
Interest expense	2,380,885	32.3%	320,608	4.0%
Change in fair value of derivative liabilities	(2,208,155)	(30.0)%	-	-

(Loss) income from continuing operations before income tax benefit	(488,459)	(6.6)%	295,001	3.7%

Income tax benefit	(5,863)	0.0%	(199,705)	(2.5)%

(LOSS) INCOME FROM CONTINUING OPERATIONS	(482,596)	(6.6)%	494,706	6.2%

Discontinued operations
Loss from operations of discontinued operations, net of tax	(8,718)	(0.1)%	(473,728)	(5.9)%
Loss from disposal	-	-	(485,212)	(6.1)%

Loss from discontinued operations, net of tax	(8,718)	(0.1)%	(958,940)	(12.0)%

CONSOLIDATED NET LOSS	(491,314)	(6.7)%	(464,234)	(5.8)%

Net income (loss) attributable to noncontrolling interest	(18,310)	(0.3)%	29,152	0.4%

NET LOSS ATTRIBUTABLE TO WPCS	$(473,004)	(6.4)%	$(493,386)	(6.2)%

Revenue

Revenue for the three months ended October 31, 2013 was approximately $7,356,000, as compared to approximately $7,958,000 for the three months ended October 31, 2012. The decrease in revenue was due primarily to a reduction in revenue of the Trenton Operations as a result of a planned strategic change during fiscal 2013 to re-focus the Trenton Operation as a smaller revenue producing operation, while completing the Cooper Project. The prior period also included approximately $750,000 of change order revenue related to the Cooper Project. It is not expected that similar future projects will replace the Cooper Project or other larger projects that were completed in the prior period by the Trenton Operations. For the three months ended October 31, 2013, there were no customers who comprised more than 10% of consolidated total revenue. For the three months ended October 31, 2012, we had one customer, the Cooper Project, which comprised 15.6% of total revenue.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wireless communication segment revenue for the three months ended October 31, 2013 and 2012 was approximately $3,044,000, or 41.4%, and $2,665,000, or 33.5%, of total revenue, respectively. The increase in revenue was due to a net organic revenue growth rate in this segment of approximately 14.2%.

Specialty construction segment revenue for the three months ended October 31, 2013 and 2012 was approximately $1,161,000, or 15.8%, and $823,000, or 10.3%, of total revenue, respectively. The increase in revenue was primarily attributable to more projects completed in the three months ended October 31, 2013 as compared to the same period in the prior year for the China Operations. Revenue in the China Operations is recognized on a completed contract basis.

Electrical power segment revenue for the three months ended October 31, 2013 and 2012 was approximately $3,151,000, or 42.8%, and $4,470,000, or 56.2%, of total revenue, respectively. The decrease in revenue was due primarily to the planned strategic change during fiscal 2013 to re-focus the Trenton Operation as a smaller revenue producing operation, while completing the Cooper Project. It is not expected that similar future projects will replace the Cooper Project or other larger projects that were completed in the prior period by the Trenton Operations. Therefore, it is expected that our revenue in the electrical power segment will not substantially increase in the near future, as compared to current period levels.

Cost of Revenue

Cost of revenue consists of direct costs on contracts: materials, direct labor, third party subcontractor services, union benefits and other overhead costs. Our cost of revenue was approximately $5,602,000, or 76.2%, of revenue for the three months ended October 31, 2013, compared to $5,013,000, or 63.0%, for the same period of the prior year. The increase as a percentage of revenue is primarily due to the revenue blend of project work completed during the quarter. The prior period also included approximately $750,000 of change order revenue related to the Cooper Project, the costs of which were incurred in fiscal 2012.

Wireless communication segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended October 31, 2013 and 2012 was approximately $2,443,000, and 80.3%, and $1,875,000, or 70.4%, respectively. The dollar increase in cost of revenue is due to the corresponding increase in revenue during the three months ended October 31, 2013. The increase as a percentage of revenue is due to the revenue blend of project work performed during the three months ended October 31, 2013.

Specialty construction segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended October 31, 2013 and 2012 was approximately $884,000, and 76.2% and $414,000, and 50.4%, respectively. The dollar increase in cost of revenue is due to the corresponding increase in revenue during the three months ended October 31, 2013 plus increased costs from the revenue blend of project work completed on contracts this period as compared to the prior period. The increase as a percentage of revenue is due to the revenue blend of project work performed.

Electrical power segment cost of revenue and cost of revenue as a percentage of revenue for the three months ended October 31, 2013 and 2012 was approximately $2,275,000 and 72.2% and $2,724,000 and 60.9%, respectively. The dollar decrease in cost of revenue is due to the corresponding decrease in revenue during the three months ended October 31, 2013. The increase as a percentage of revenue is due to: (1) the prior period included approximately $750,000 of change order revenue related to the Cooper Project, the costs of which were incurred in fiscal 2012; and (2) the revenue blend of project work performed on contracts in this segment.

Selling, General and Administrative Expenses

For the three months ended October 31, 2013, total selling, general and administrative expenses were approximately $1,854,000, or 25.2%, of total revenue compared to $2,061,000, or 25.9%, of revenue for the prior period. Included in selling, general and administrative expenses for the three months ended October 31, 2013 were salaries, commissions, payroll taxes and other employee benefits incurred in the normal course of business of $821,000, which was a $285,000 decrease compared to the prior period due primarily to the lower salaries from cost reduction strategies. Professional fees were $186,000, which include on-going accounting, legal and investor relations fees. Insurance costs were $217,000 and rent for office facilities was $95,000. Automobile and other travel expenses were $217,000. Other selling, general and administrative expenses totaled $318,000. For the three months ended October 31, 2013, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $533,000, $109,000 and $699,000, respectively, with the balance of approximately $513,000 pertaining to corporate expenses.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended October 31, 2012, total selling, general and administrative expenses were approximately $2,061,000, or 25.9%, of total revenue. Included in selling, general and administrative expenses for the three months ended October 31, 2012 was $1,106,000 for salaries, commissions, payroll taxes and other employee benefits. Professional fees were $226,000, which include accounting, legal and investor relation fees. Insurance costs were $103,000 and rent for office facilities was $91,000. Automobile and other travel expenses were $236,000. Other selling, general and administrative expenses totaled $299,000. For the three months ended October 31, 2012, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $542,000, $98,000 and $775,000, respectively, with the balance of approximately $646,000 pertaining to corporate expenses.

Depreciation and Amortization

For the three months ended October 31, 2013 and 2012, depreciation was approximately $215,000 and $252,000, respectively. The decrease in depreciation is due to the retirement of certain assets. The amortization of customer lists for the three months ended October 31, 2013 was $0 as compared to $16,000 for the same period of the prior year. The net decrease in amortization was due primarily to customer lists being fully amortized in the prior period compared to the current period. Customer lists are amortized over a period of three to nine years from the date of their acquisitions.

Interest Expense

For the three months ended October 31, 2013 and 2012, interest expense was approximately $2,381,000 and $321,000, respectively. The increase in interest expense is due primarily to the following: (1) noncash interest expense for the amortization of the debt discount for the Notes of $2,021,000 for the three months ended October 31, 2013; and (2) the amortization of debt issuance costs related to the Notes of approximately $237,000.

Change in Fair Value of Derivative Liabilities

We determine the fair value of the embedded conversion features of the Notes and the Warrants and record each of them as a discount to the Notes and each as a derivative liability. Accordingly, changes in the fair value of the derivatives are recognized and classified as an unrealized noncash gain or loss on the derivative financial instruments. For the three months ended October 31, 2013, the change on the fair value of the embedded conversion features of the Notes and Warrants resulted in a net gain of approximately $2,208,000, due primarily to the decrease in the market price of our common stock since July 31, 2013.

Income Taxes

The actual income tax rate from continuing operations for the three months ended October 31, 2013 was 1.2% compared to 67.7% for same period in the prior year. The difference was primarily due to no tax benefit being claimed for Federal and state losses during the three months ended October 31, 2013. We recorded income tax benefit of approximately $6,000 for our China Operations.

Loss from Discontinued Operations

As a result of the execution of the definitive purchase agreement for the divestiture of Pride on September 19, 2013, we have recorded the Australia Operations financial results as discontinued operations. As a result of the sale of the assets of the Hartford and Lakewood Operations on July 25, 2012, we recorded the financial results of these operations as discontinued operations. For the three months ended October 31, 2013 and 2012, we recorded losses from discontinued operations of approximately $9,000 and $959,000, respectively. Included in the loss from discontinued operations is a loss from disposal of approximately $485,000 and $55,000 of expenses directly related associated with the sale of the assets of the Hartford and Lakewood Operations.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Loss Attributable to WPCS

The net loss attributable to WPCS was approximately $473,000 for the three months ended October 31, 2013. The net loss was net of Federal and state income tax benefit of approximately $6,000.

The net loss attributable to WPCS was approximately $493,000 for the three months ended October 31, 2012. The net loss was net of Federal and state income tax benefit of approximately $200,000.

Results of Operations for the Six Months Ended October 31, 2013 Compared to the Six Months Ended October 31, 2012

Consolidated results for the six months ended October 31, 2013 and 2012 were as follows:

	Six Months Ended
	October 31,
	2013		2012

REVENUE	$15,187,127	100.0%	$19,246,260	100.0%

COSTS AND EXPENSES:
Cost of revenue	11,346,996	74.7%	13,968,212	72.6%
Selling, general and administrative expenses	3,837,815	25.3%	4,156,282	21.5%
Severance expense	1,474,277	9.7%	-	-
Depreciation and amortization	457,952	3.0%	572,286	3.0%

Total costs and expenses	17,117,040	112.7%	18,696,780	97.1%

OPERATING (LOSS) INCOME	(1,929,913)	(12.7)%	549,480	2.9%

OTHER EXPENSE:
Interest expense	3,540,942	23.3%	441,013	2.3%
Change in fair value of derivative liabilities	833,750	5.5%	-	-

(Loss) income from continuing operations before income tax provision	(6,304,605)	(41.5)%	108,467	0.6%

Income tax provision (benefit)	18,288	0.1%	(65,176)	(0.3)%

(LOSS) INCOME FROM CONTINUING OPERATIONS	(6,322,893)	(41.6)%	173,643	0.9%

Discontinued operations
Loss from operations of discontinued operations, net of tax	(39,747)	(0.3)%	(1,484,142)	(7.7)%
Gain from disposal	-	-	1,839,419	9.6%

(Loss) income from discontinued operations, net of tax	(39,747)	(0.3)%	355,277	1.9%

CONSOLIDATED NET (LOSS) INCOME	(6,362,640)	(41.9)%	528,920	2.8%

Net income attributable to noncontrolling interest	3,434	-	28,605	0.2%

NET (LOSS) INCOME ATTRIBUTABLE TO WPCS	$(6,366,074)	(41.9)%	$500,315	2.6%

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Revenue for the six months ended October 31, 2013 was approximately $15,187,000, as compared to approximately $19,246,000 for the six months ended October 31, 2012. The decrease in revenue was due primarily to a reduction in revenue of the Trenton Operations as a result of a planned strategic change during fiscal 2013 to re-focus the Trenton Operation as a smaller revenue producing operation, while completing the Cooper Project. The prior period also included approximately $1,486,000 of change order revenue related to the Cooper Project. It is not expected that similar future projects will replace the Cooper Project or other larger projects that were completed in the prior period by the Trenton Operations. For the six months ended October 31, 2013, there were no customers who comprised more than 10% of consolidated total revenue. For the six months ended October 31, 2012, we had one customer, the Cooper Project, which comprised 27.8% of total revenue.

Wireless communication segment revenue for the six months ended October 31, 2013 and 2012 was approximately $6,099,000, or 40.2%, and $5,123,000, or 26.6%, of total revenue, respectively. The increase in revenue was due to a net organic revenue growth rate in this segment of approximately 19.0%.

Specialty construction segment revenue for the six months ended October 31, 2013 and 2012 was approximately $2,033,000, or 13.4%, and $1,854,000, or 9.6%, of total revenue, respectively. The increase in revenue was primarily attributable to more projects completed in the six months ended October 31, 2013 as compared to the same period in the prior year for the China Operations. Revenue in the China Operations is recognized on a completed contract basis.

Electrical power segment revenue for the six months ended October 31, 2013 and 2012 was approximately $7,055,000, or 46.4%, and $12,269,000, or 63.8%, of total revenue, respectively. The decrease in revenue was due primarily to the planned strategic change during fiscal 2013 to re-focus the Trenton Operation as a smaller revenue producing operation, while completing the Cooper Project. It is not expected that similar future projects will replace the Cooper Project or other larger projects that were completed in the prior period by the Trenton Operations. Therefore, it is expected that our revenue in the electrical power segment will not substantially increase in the near future, as compared to current period levels.

Cost of Revenue

Cost of revenue consists of direct costs on contracts: materials, direct labor, third party subcontractor services, union benefits and other overhead costs. Our cost of revenue was approximately $11,347,000, or 74.7%, of revenue for the six months ended October 31, 2013, compared to $13,968,000, or 72.6%, for the same period of the prior year. The dollar decrease in our total cost of revenue is primarily due to the corresponding decrease in revenue during the six months ended October 31, 2013. The decrease as a percentage of revenue is primarily due to the revenue blend of project work completed during the six months. The prior period also included approximately $1,486,000 of change order revenue related to the Cooper Project, the costs of which were incurred in fiscal 2012.

Wireless communication segment cost of revenue and cost of revenue as a percentage of revenue for the six months ended October 31, 2013 and 2012 was approximately $4,878,000, and 80.0%, and $3,536,000, or 69.0%, respectively. The dollar increase in cost of revenue is due to the corresponding increase in revenue during the six months ended October 31, 2013, and increased costs as a result of the revenue blend of project work completed this period as compared to the same period last year. The increase as a percentage of revenue is due to the revenue blend of project work performed during the six months ended October 31, 2013.

Specialty construction segment cost of revenue and cost of revenue as a percentage of revenue for the six months ended October 31, 2013 and 2012 was approximately $1,404,000, and 69.0% and $1,147,000, and 61.9%, respectively. The dollar increase in cost of revenue is due to the corresponding increase in revenue during the six months ended October 31, 2013, and increased costs as a result of the revenue blend of project contracts completed this period as compared to the same period last year. The increase as a percentage of revenue is due to the revenue blend of project work performed.

Electrical power segment cost of revenue and cost of revenue as a percentage of revenue for the six months ended October 31, 2013 and 2012 was approximately $5,065,000 and 71.8% and $9,285,000 and 75.7%, respectively. The dollar decrease in cost of revenue is due to the corresponding decrease in revenue during the six months ended October 31, 2013. The increase as a percentage of revenue is due to: (1) the prior period included approximately $750,000 of change order revenue related to the Cooper Project, the costs of which were incurred in fiscal 2012, and (2) the revenue blend of project work performed on contracts in this segment.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses

For the six months ended October 31, 2013, total selling, general and administrative expenses were approximately $3,838,000, or 25.3%, of total revenue compared to $4,156,000, or 21.6%, of revenue for the prior year. Included in selling, general and administrative expenses for the six months ended October 31, 2013 were salaries, commissions, payroll taxes and other employee benefits incurred in the normal course of business of $1,772,000, which was a $574,000 decrease compared to the prior year due primarily to the lower salaries from cost reduction strategies. Professional fees were $541,000, which include on-going accounting, legal and investor relations fees. Insurance costs were $418,000 and rent for office facilities was $179,000. Automobile and other travel expenses were $435,000. Other selling, general and administrative expenses totaled $493,000. For the six months ended October 31, 2013, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $1,038,000, $174,000 and $1,297,000, respectively, with the balance of approximately $1,329,000 pertaining to corporate expenses.

For the six months ended October 31, 2012, total selling, general and administrative expenses were approximately $4,156,000, or 21.6%, of total revenue. Included in selling, general and administrative expenses for the six months ended October 31, 2012 was $2,346,000 for salaries, commissions, payroll taxes and other employee benefits. Professional fees were $530,000, which include accounting, legal and investor relation fees. Insurance costs were $293,000 and rent for office facilities was $192,000. Automobile and other travel expenses were $511,000. Other selling, general and administrative expenses totaled $284,000. For the six months ended October 31, 2012, total selling, general and administrative expenses for the wireless communication, specialty construction and electrical power segments were approximately $1,072,000, $164,000 and $1,599,000, respectively, with the balance of approximately $1,321,000 pertaining to corporate expenses.

Severance Expense

On July 24, 2013, we entered into the Separation Agreement with Hidalgo, our former President, Chief Executive Officer and a member of the board of directors. Pursuant to the Separation Agreement, Hidalgo resigned, effective on the Termination Date, as the President, Chief Executive Officer and a member of the board of directors of the Company and from all officer and director positions with all of our subsidiaries. In connection with the Separation Agreement, we recorded a one-time charge of $1,474,277 related to the full severance obligation for the six months ended October 31, 2013.

Depreciation and Amortization

For the six months ended October 31, 2013 and 2012, depreciation was approximately $442,000 and $540,000, respectively. The decrease in depreciation is due to the retirement of certain assets. The amortization of customer lists for the six months ended October 31, 2013 was $16,000 as compared to $32,000 for the same period of the prior year. The net decrease in amortization was due primarily to certain customer lists being fully amortized in the prior period compared to the current period. Customer lists are amortized over a period of three to nine years from the date of their acquisitions.

Interest Expense

For the six months ended October 31, 2013 and 2012, interest expense was approximately $3,541,000 and $441,000, respectively. The increase in interest expense is due primarily to the following: (1) noncash interest expense for the amortization of the debt discount for the Notes of approximately $3,054,000 for the six months ended October 31, 2013; and (2) the amortization of debt issuance costs related to the Notes of approximately $277,000.

Change in Fair Value of Derivative Liabilities

We determine the fair value of the embedded conversion features of the Notes and the Warrants and record each of them as a discount to the Notes and each as a derivative liability. Accordingly, changes in the fair value of the derivatives are recognized and classified as an unrealized noncash gain or loss on the derivative financial instruments. For the six months ended October 31, 2013, the increase in the fair value of the embedded conversion features of the Notes and Warrants was approximately $834,000 due primarily to the increase in the market price of our common stock since April 30, 2013.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes

The actual income tax rate from continuing operations for the six months ended October 31, 2013 was 0.3% compared to 60.1% for same period in the prior year. The difference was primarily due to no tax benefit being claimed for Federal and state losses during the six months ended October 31, 2013. We recorded income tax provision of approximately $18,000 for our China Operations for the six months ended October 31, 2013.

(Loss) Income from Discontinued Operations

As a result of the execution of the definitive purchase agreement for the divestiture of Pride on September 19, 2013, we have recorded the Australia Operations financial results as discontinued operations. For the six months ended October 31, 2013, we recorded a loss from discontinued operations of approximately $40,000. As a result of the sale of the assets of the Hartford and Lakewood Operations on July 25, 2012, we recorded the financial results of these operations as discontinued operations. For the six months ended October 31, 2012, we recorded income from discontinued operations of approximately $355,000. Included in the income from discontinued operations is a gain from disposal of approximately $1,839,000 and $55,000 of expenses directly related associated with the sale of the assets of the Hartford and Lakewood Operations.

Net (Loss) Income Attributable to WPCS

The net loss attributable to WPCS was approximately $6,366,000 for the six months ended October 31, 2013. The net loss was net of Federal and state income tax provision of approximately $18,000.

The net income attributable to WPCS was approximately $500,000 for the six months ended October 31, 2012. The net income was net of Federal and state income tax benefit of approximately $65,000.

Liquidity and Capital Resources

At October 31, 2013, we had working capital of approximately $1,848,000, which consisted of current assets of approximately $15,576,000 and current liabilities of $13,728,000. The current liabilities as presented in the condensed consolidated balance sheet at October 31, 2013 include approximately $1,381,000 of severance liability related to the Hidalgo Separation Agreement and the $1,533,757 Loss Amount due under the Zurich Forbearance Agreement. This compares to a working capital deficiency of approximately $484,000 at April 30, 2013.

Our cash and cash equivalents balance at October 31, 2013 of $1,498,000. Our working capital needs are influenced by our level of operations, and generally increase with higher levels of revenue. Our sources of cash in the last several years have come from operating activities, credit facility borrowings and sales of convertible notes. Our future operating results may be affected by a number of factors including our success in bidding on future contracts and our continued ability to manage our controllable operating costs effectively. Our capital requirements depend on numerous factors, including the market for our services, the resources we devote to developing, marketing, selling and supporting our business, and the timing and extent of establishing additional markets and other factors.

Operating activities provided approximately $170,000 in cash for the six months ended October 31, 2013. The sources of cash from operating activities total approximately $8,948,000, comprised of approximately $4,689,000 of net noncash charges, a $1,869,000 decrease in restricted cash, a $112,000 decrease in net assets held for sale, a $214,000 increase in accounts payable and accrued expenses, a $1,381,000 increase in accrued severance expense for the Hidalgo Separation Agreement, a $379,000 increase in billings in excess of costs and estimated earnings on uncompleted contracts, and a $304,000 increase in deferred revenue. The uses of cash from operating activities total approximately $8,778,000, comprised of a net loss of approximately $6,363,000, a $2,015,000 increase in accounts receivable, a $70,000 increase in estimated earnings in excess of billings on uncompleted contracts, a $127,000 increase in deferred contract costs, a $97,000 increase in prepaid expenses and other current assets, a $95,000 increase in income taxes receivable and a $11,000 increase in other assets.

Our investing activities used cash of approximately $18,000 for acquiring property and equipment during the six months ended October 31, 2013.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our financing activities provided cash of approximately $471,000 for the six months ended October 31, 2013. Financing activities provided cash of approximately $816,000 from short-term loan borrowings offset by approximately $102,000 of debt issuance costs paid, a $9,000 repayment of convertible notes, $24,000 of repayments under loans payable, and $210,000 of repayments under other payables due Zurich.

Convertible Debenture Offering

On December 4, 2012, we entered into the Purchase Agreement with the Buyers pursuant to which, we sold an aggregate of (i) $4,000,000 principal amount of Notes and (ii) the Warrants to purchase 2,274,796 shares of our Common Stock, to the Buyers for aggregate Financing gross proceeds of $4,000,000. In connection with the Financing, (i) we entered into a Registration Rights Agreement, (ii) we and our subsidiaries entered into the Security Agreement, and (iii) our subsidiaries entered into the Guaranty in favor of the collateral agent for the Buyers. The Closing Date of the Financing was December 5, 2012.

Pursuant to the terms of the Notes, we deposited the initial funds received from the Financing, minus the Initial Lending Amount of $2,178,516 into the Lockbox Account controlled by the Collateral Agent, as collateral agent on behalf of the Buyers. We used the Initial Lending Amount to repay the existing loan of $2,000,000, plus $78,516 of interest accrued and fees and expenses to Sovereign, which credit agreement was terminated in connection with the Notes, and $100,000 for Buyer legal fees in connection with the Notes. In addition, all our payments of accounts receivable (and our domestic subsidiaries) shall be deposited into the Lockbox Account. We are permitted to receive from the Lockbox Account, on a daily basis, such amount of cash equal to: (A) (i) cash balance in the Lockbox Account plus (ii) 95% of available qualified accounts receivable minus (iii) $250,000 minus (B) amount of principal, accrued interest, fees, costs and expenses owed pursuant to the Notes. The Notes contain certain customary representations and warranties, affirmative and negative covenants, and events of default. The principal covenant is that we shall maintain a current ratio of not less than 0.6 to 1.0 as of the last calendar day of each month. As of October 31, 2013, we are in compliance with the covenants.

The Notes were initially convertible into shares of Common Stock at the Conversion Price of $2.6376 per share. The Conversion Price was to be adjusted to 85% of the average of the closing bid prices for the five consecutive trading dates immediately prior to the following adjustment dates: (1) the earlier of the effective date of a registration statement or six months after closing (the First Adjustment); (2) the later of the date that is three months after the First Adjustment or one year after closing (the Second Adjustment); and (3) on the Stockholder Approval Date of February 28, 2013. On the Stockholder Approval Date, the Conversion Price was adjusted to $2.1539 per share. There was no adjustment to the Conversion Price on the First Adjustment date.

The Warrants are exercisable for a period of five years from the Closing Date at an initial exercise price of $3.2970 per share (the Exercise Price). The Exercise Price was subject to the same adjustments as provided in the Notes as described above and, as a result, the Exercise Price was adjusted to $2.1539 per share on the Stockholder Approval Date.

On October 25, 2013, we entered into an amendment, waiver and exchange agreement (the Amendment) with holders (Buyers) of outstanding secured convertible notes (Notes) and common stock purchase warrants (Warrants) that were sold pursuant to a securities purchase agreement dated December 4, 2012. Pursuant to the Amendment, the Buyers exchanged 154,961 of their Warrants for 38,740 shares of common stock (the Shares) and warrants to purchase 154,961 shares of common stock (the Exchange Warrants). Effectively, for every four Warrants surrendered, the Buyers received a unit of four Exchange Warrants and one Share. It was determined that the Black-Scholes value of one warrant being exchanged was equal to $1.83, resulting in four Warrants being equal to $7.32 and the parties valued the unit at a price of $7.52.  As a result, the Shares issued were calculated at $0.20, and by the operation of the terms of the Notes, the conversion price of the Notes automatically adjusted to $0.20.

The Exchange Warrants are exercisable for a period of five years from the date of issuance of the original Warrants at an initial exercise price of $2.1539 per share. The exercise price will only adjust in the event of any future stock splits or dividends.

Pursuant to the Amendment, the Buyers permanently waived, effective as of October 24, 2013, various provisions of the Warrants, including the anti-dilution protection from the issuance of securities at a price lower than the Exercise Price, the adjustment to market price on the first anniversary of the date of issuance of the Warrants and the Black-Scholes valuation upon the occurrence of a Fundamental Transaction (as defined in the Warrants). As a result of these waivers, the exercise price of the Warrants will only adjust in the event of any future stock splits or dividends. The Exercise Price of the Warrants remains at $2.1539 per share. After the Amendment, the Warrants and Exchange Warrants have the same terms, conditions and rights.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition, pursuant to the Amendment, the Buyers permanently waived various provisions of the Notes, including the adjustment to the conversion price under a Fundamental Transaction (as defined in the Notes), the anti-dilution protection from the issuance of securities at a price lower than the current exercise price and the adjustment to market price on the first anniversary of the date of issuance of the Notes. As a result of these waivers, the conversion price of the Notes will only adjust in the event of any future stock splits or dividends.

On November 5, 2013, we entered into the Note Amendment with the Buyers. The closing of the Note Amendment transaction occurred on November 5, 2013, and the Note Amendment was deemed effective as of October 31, 2013. The Note Amendment eliminated certain features of the Notes which would otherwise have resulted in substantial accounting charges to the Company.

In addition, the interest rate of the Notes was amended to 15% per annum, subject to increase to 25% per annum if an event of default occurs and is continuing.

The modifications to the Notes as a result of the Amendment and Note Amendment described above included a change in the conversion price of the Notes from $2.1539 to $0.20, and a change in the maturity date of the Note, from June 5, 2014 to October 31, 2023.  As a result of the significant modifications of the Notes, we determined that the Notes were extinguished and New Notes were being issued. In connection with this modification, we compared the present value of the beneficial conversion features of the Notes to the New Notes. We determined that the present value of the New Notes exceeded the present value of the Notes, by more than 10%, primarily as a result of the change in the conversion price of the New Notes to $0.20 as compared to the $2.1539 under the Notes which resulted in the application of extinguishment accounting. The modification of the Note debt instrument for the six months ended October 31, 2013, resulted in the debt instruments being exchanged with substantially different terms and extinguishment accounting was applied resulting in a loss on extinguishment of debt for the unamortized discount related to the Notes of $1,299,304.  In addition, we recorded a new debt discount based on the fixed conversion rate and exercise price of $0.20 per share of $3,400,000 related to the remaining proceeds of the New Notes.

As of October 31, 2013, $593,923 of Notes was converted into 275,742 shares of our Common Stock.   In addition, $6,077 of Notes was redeemed for cash at the request of a Buyer.

The terms of the Notes and New Notes that follow remained the same after the extinguishment of debt described above.  We have the right, at any time after one year from the Closing Date, to redeem all, but not less than all, of the outstanding Notes, upon not less than 20 trading days nor more than 30 trading days prior written notice. The redemption price shall equal 120% of the amount of principal and interest being redeemed.

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

To date, we have not reached agreement with Kavveri with regard to resolving the net asset valuation. On October 4, 2013, Kavveri submitted a revised aggregate claim for indemnification by us of approximately $1,013,000 with regard to (1) net asset valuation claim owed of approximately $421,000; (2) accounts receivable deemed uncollectible of $414,000 related to a project that was completed by our former Hartford Operations and accepted by the customer on or prior to the Closing Date; and (3) delinquent account receivables to be repurchased of approximately $178,000.

With regard to this revised claim, we continue to stand-by our previous position as described in its response to Kavveri on February 27, 2013. Among other things, we dispute the amount of the delinquent receivables, and believe that after consideration of reserves for uncollectible accounts and other offsets previously considered in its calculation of the net asset valuation, the total amount of accounts receivable deemed uncollectible for repurchase to be approximately $36,000. However, we contend that Kavveri missed the deadline to notify us regarding the repurchase of delinquent receivables pursuant to the terms of the Asset Purchase Agreement regarding timing for notification to us, which would eliminate any repurchase payment owed by us to Kavveri. We also believe that the $414,000 of accounts receivable claimed for indemnification by Kavveri is without merit. Finally, we also dispute the net asset valuation claim, and believe Kavveri owes us approximately $58,000, following our evaluation of the uncollectible accounts receivable. With regard to the net asset valuation claim, if the parties disagree, and if they are unable to come to an agreement, the matter will be submitted to one or more independent, nationally-recognized accounting firms for final determination. To date, no matters have been submitted to the independent accounting firm.

Short-Term Commitments with the China Operations

Effective August 1, 2013, the China Operations entered into a secured loan with the Bank of China (the Short-Term Bank Loan). The Short-Term Bank Loan provides for a loan in the amount of $3,283,860. The proceeds from the Short-Term Bank Loan were used to repay outstanding unsecured loans of $2,404,545 due to its joint venture partner, Taian Gas Group (TGG). The Short-Term Bank Loan has an interest rate of 7.38%, and interest is due on a quarterly basis.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Furthermore regarding Zurich, F&D and the Indemnity Agreement, on April 17, 2013, we executed the Forbearance Agreement with Zurich, which supersedes the Financing Agreement. As of April 16, 2013, the total Loss Amount due Zurich under the Forbearance Agreement less payments received by Zurich was $2,836,668. Under the Forbearance Agreement, among other things, the parties have agreed to the following payments which will be credited against the Loss Amount owed to Zurich by us: (1) the Interim Liability Payments; (2) the Customer Payments; and (3) the Claim, up to the Loss Amount as it exists at the time. As of October 31, 2013, the net Other Payable for the Loss Amount owed Zurich under the Forbearance Agreement was $1,533,757, which includes the initial Interim Liability Payments of $25,000 per month, and $1,090,604 of additional contract accounts receivable representing future Customer Payments and $22,922 of additional accounts payable assigned to Zurich which were reclassed from consolidated accounts receivable and accounts payable, respectively.

Each or any of the following shall constitute an event of default under the Forbearance Agreement: (a) failure by us to make any of the Interim Liability Payments; (b) failure by us to remit any Customer Payments received; (c) the failure by us or the Owner to remit the proceeds of the Claim to Zurich; and (d) any Loss Amount that still exists as of December 31, 2013.   We are currently in default under the Forbearance Agreement due to the failure to pay the monthly Interim Liability Payment of $25,000 for the month of December 2013.  In addition, we do not have the ability to discharge the Loss Amount of $1,533,757 due December 31, 2013 under the Forbearance Agreement.  We are currently in discussions with Zurich for the settlement of the Loss Amount due under the Forbearance Agreement.  There can be no assurance that we will be successful in settling with Zurich the Loss Amount due.

We have submitted a Claim to the Owner of $2,421,425 for significant delays, disruptions and construction changes that were beyond its control and required us to perform additional work related to the Cooper Project, which was completed in the fiscal year ended April 30, 2013. We are currently in negotiations with the Owner to settle the Claim. The next step in the resolution process as set forth in the contract with the Owner is mandatory non-binding mediation through the AAA. On April 15, 2013, we filed a Mediation request with the AAA with regard to the Claim. We are awaiting a response from the Owner and, as such, no date has been established for the Mediation. If we are successful in the settlement of this Claim, we expect to use the proceeds from the Claim to repay Zurich the Loss Amount as it exists at the time. There can be no assurance that we will be successful in settling with the Owner for all or a portion of the submitted claim.

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

Backlog

As of October 31, 2013, we had a backlog of unfilled orders of approximately $25.4 million compared to approximately $25.9 million at April 30, 2013. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

Fair Value of Financial Instruments

Our material financial instruments at October 31, 2013 and for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, account payable, Notes, common stock Warrants and loans payable. The fair values of cash and cash equivalents, accounts receivable, and account payable are equal to their carrying value because of their liquidity and short-term maturity. The fair values of the Notes and common stock Warrants are accounted for in accordance with ASC 815. We believe that the fair values of the loans payable do not differ materially from their aggregate carrying values in that substantially all the obligations bear variable interest rates that are based on market rates or interest rates that are periodically adjustable to rates that are based on market rates.

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

At October 31, 2013, our net deferred tax assets are fully offset by a valuation allowance. We will continue to evaluate the realization of our deferred tax assets and liabilities on a periodic basis, and will adjust such amounts in light of changing facts and circumstances.

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

Based on our evaluation, our interim chief executive officer and chief financial officer concluded that, as of October 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings or claims.

ITEM 1A.             RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended October 31, 2013, the Company issued an aggregate of 38,740 shares of its common stock in connection with the exchange of 154,961 Warrants for 154,961 Exchange Warrants, and the 38,740 shares of the Company’s common stock.  The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.               MINE SAFETY DISCLOSURES

None.

ITEM 5.               OTHER INFORMATION

None.

ITEM 6.               EXHIBITS

31.01	Certification of Interim Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WPCS INTERNATIONAL INCORPORATED

Date: December 16, 2013	By:	/s/ JOSEPH HEATER
Joseph Heater
Chief Financial Officer

