Form 10-Q
period 2014-01-31
WPCS INTERNATIONAL INC
filed 2014-03-17
CIK 1086745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended January 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 001-34643

WPCS INTERNATIONAL INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	98-0204758
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

600 Eagleview Boulevard
Suite 300
Exton, Pennsylvania 19341
(Address of principal executive offices) (zip code)

(484) 359-7228
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

As of March 12, 2014, there were 13,913,164 shares of registrant’s common stock outstanding.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

		Condensed consolidated balance sheets at January 31, 2014 (unaudited) and April 30, 2013	3-4

		Condensed consolidated statements of operations for the three and nine months ended January 31, 2014 and 2013 (unaudited)	5

		Condensed consolidated statements of comprehensive loss for the three and nine months ended January 31, 2014 and 2013 (unaudited)	6

		Condensed consolidated statement of equity (deficit) for the nine months ended January 31, 2014 (unaudited)	7

		Condensed consolidated statements of cash flows for the nine months ended January 31, 2014 and 2013 (unaudited)	8-9

		Notes to unaudited condensed consolidated financial statements	10-30

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31-49

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	50

	ITEM 4.	Controls and Procedures	51

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	52
	ITEM 1A.	Risk Factors	52
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
	ITEM 3.	Defaults Upon Senior Securities	52
	ITEM 4.	Mine Safety Disclosures	52
	ITEM 5.	Other Information	52
	ITEM 6.	Exhibits	52

	SIGNATURES		53

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
ASSETS	2014	2013
	(unaudited)	(Note 1)
CURRENT ASSETS:

Cash and cash equivalents	$2,069,450	$915,752
Restricted cash	-	1,869,178
Accounts receivable, net of allowance of $998,493 and $1,107,593 at January 31, 2014 and April 30, 2013, respectively	9,427,733	7,085,969
Costs and estimated earnings in excess of billings on uncompleted contracts	996,389	1,079,367
Deferred contract costs	2,073,562	1,597,894
Prepaid expenses and other current assets	383,643	142,307
Current assets held for sale	1,707,332	1,905,449
Total current assets	16,658,109	14,595,916

PROPERTY AND EQUIPMENT, net	2,185,131	2,754,734

CAPITALIZED SOFTWARE COSTS	3,124,741	-

OTHER INTANGIBLE ASSETS, net	-	16,228

OTHER ASSETS	78,467	227,259

OTHER ASSETS HELD FOR SALE	329,725	550,829

Total assets	$22,376,173	$18,144,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND EQUITY	January 31,	April 30,
	2014	2013
	(unaudited)	(Note 1)
CURRENT LIABILITIES:

Current portion of loans payable	$51,617	$43,942
Senior secured convertible notes, net of debt discount of $875,876 and $2,888,889, January 31, 2014 and April 30, 2013, respectively	22,462	1,111,111
Derivative liability - senior secured convertible notes	-	3,088,756
Accounts payable and accrued expenses	4,763,502	4,102,050
Accrued severance	1,300,000	-
Billings in excess of costs and estimated earnings on uncompleted contracts	1,656,874	1,619,307
Deferred revenue	294,827	113,503
Due related party	799,116	-
Other payable to Zurich	1,533,757	1,743,986
Short-term bank loan	3,279,300	2,432,205
Income taxes payable	11,371	139,557
Dividend payable	36,993	-
Current liabilities held for sale	789,555	685,631
Total current liabilities	14,539,374	15,080,048

Loans payable, net of current portion	643,603	133,838
Derivative liability - warrants	-	3,858,508

Total liabilities	15,182,977	19,072,394

COMMITMENTS AND CONTINGENCIES

EQUITY:

WPCS EQUITY (DEFICIT):
Preferred stock - $1,000 stated value, 5,000,000 shares authorized, 2,438 issued; liquidation preference of $7,030,000	2,438,000	-
Common stock - $0.0001 par value, 14,285,714 shares authorized, 13,913,164 and 994,187 shares issued and outstanding at January 31, 2014 and April 30, 2013, respectively	1,391	99
Additional paid-in capital	66,671,222	50,844,183
Accumulated deficit	(64,006,375)	(54,054,389)
Accumulated other comprehensive income on foreign currency translation	1,177,794	1,433,541

Total WPCS equity (deficit)	6,282,032	(1,776,566)

Noncontrolling interest	911,164	849,138
Total equity (deficit)	7,193,196	(927,428)

Total liabilities and equity	$22,376,173	$18,144,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
		(Note 1)	(Note 1)	(Note 1)
REVENUE	$8,296,132	$7,573,275	$23,483,259	$26,819,535

COSTS AND EXPENSES:
Cost of revenue	6,227,892	5,173,016	17,574,888	19,141,228
Selling, general and administrative expenses	2,278,433	1,674,268	6,116,248	5,830,550
Severance expense	-	-	1,474,277	-
Depreciation and amortization	214,212	268,388	672,164	840,674

	8,720,537	7,115,672	25,837,577	25,812,452

OPERATING (LOSS) INCOME	(424,405)	457,603	(2,354,318)	1,007,083

OTHER EXPENSE:
Interest expense	2,680,909	867,362	4,922,547	1,308,375
Loss on extinguishment of Notes	-	-	1,299,304	-
Change in fair value of derivative liabilities	-	702,574	833,750	702,574

Loss from continuing operations before income tax provision (benefit)	(3,105,314)	(1,112,333)	(9,409,919)	(1,003,866)

Income tax provision (benefit)	104,225	(14,556)	122,513	(79,732)

LOSS FROM CONTINUING OPERATIONS	(3,209,539)	(1,097,777)	(9,532,432)	(924,134)

Discontinued operations:
Loss from operations of discontinued operations, net of tax (benefit) provision of $0, ($199,175), $0, and $70,689, respectively	(185,495)	(59,324)	(225,242)	(1,543,466)
(Loss) gain from disposal	(104,446)	(12,880)	(104,446)	1,826,539

(Loss) income from discontinued operations, net of tax	(289,941)	(72,204)	(329,688)	283,073

CONSOLIDATED NET LOSS	(3,499,480)	(1,169,981)	(9,862,120)	(641,061)

Net income attributable to noncontrolling interest	49,439	54,317	52,873	82,922

NET LOSS ATTRIBUTABLE TO WPCS	$(3,548,919)	$(1,224,298)	(9,914,993)	$(723,983)

Dividend declared on preferred stock	$(36,993)	-	$(36,993)	-

NET LOSS ATTRIBUTABLE TO WPCS COMMON SHAREHOLDERS	$(3,585,912)	$(1,224,298)	(9,951,986)	$(723,983)

Basic and diluted net (loss) income attributable to WPCS common shareholders
Loss from continuing operations	$(0.51)	$(1.16)	$(3.30)	$(1.01)
(Loss) income from discontinued operations	$(0.04)	$(0.08)	$(0.11)	$0.28
Basic and diluted net loss per common share	$(0.55)	$(1.24)	$(3.41)	$(0.73)

Basic and diluted weighted average number of common shares outstanding	6,475,773	994,187	2,916,425	994,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
Consolidated net loss	$(3,499,480)	$(1,169,981)	$(9,862,120)	$(641,061)
Other comprehensive (loss) income - foreign currency translation adjustments	(118,062)	36,864	(246,594)	46,020
Comprehensive loss	(3,617,542)	(1,133,117)	(10,108,714)	(595,041)

Comprehensive income attributable to noncontrolling interest	48,401	57,321	62,026	93,320
Comprehensive loss attributable to WPCS	$(3,665,943)	$(1,190,438)	$(10,170,740)	$(688,361)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
NINE MONTHS ENDED JANUARY 31, 2014
(Unaudited)

					Additional		Accumulated		Non-
	Preferred Stock		Common Stock		Paid-In	Accumulated	Other Comprehensive	WPCS	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)	Interest	Equity (Deficit)

BALANCE, May 1, 2013	-	$-	994,187	$99	$50,844,183	$(54,054,389)	$1,433,541	$(1,776,566)	$849,138	$(927,428)

Stock-based compensation	-	-	-	-	23,651	-	-	23,651	-	23,651

Issuance of common stock from warrant amendment, waiver and exchange agreement	-	-	38,740	4	88,711	-	-	88,715	-	88,715

Reclassification of derivative liability upon conversion of Notes	-	-	-	-	686,856	-	-	686,856	-	686,856

Reclassification of derivative liability from Notes and Warrant amendment	-	-	-	-	7,166,991	-	-	7,166,991	-	7,166,991

Unamortized debt discount from Notes amendment	-	-	-	-	3,400,000	-	-	3,400,000	-	3,400,000

Conversion of Notes and accrued interest	-	-	12,880,237	1,288	3,113,528	-	-	3,114,816	-	3,114,816

Issuance of BTX warrants for acquisition of BTX Software	-	-	-	-	1,150,155	-	-	1,150,155	-	1,150,155

Issuance of Series E preferred stock - acquisition of BTX Software	2,438	2,438,000	-	-	197,147	-	-	2,635,147		2,635,147

Dividend declared on Series E preferred stock	-	-	-	-	-	(36,993)	-	(36,993)	-	(36,993)

Other comprehensive income (loss)	-	-	-	-	-	-	(255,747)	(255,747)	9,153	(246,594)

Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	52,873	52,873

Net loss attributable to WPCS	-	-	-	-	-	(9,914,993)	-	(9,914,993)	-	(9,914,993)

BALANCE, January 31, 2014	2,438	$2,438,000	13,913,164	$1,391	$66,671,222	$(64,006,375)	$1,177,794	$6,282,032	$911,164	$7,193,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,

	2014	2013
OPERATING ACTIVITIES :
Consolidated net loss	$(9,862,120)	$(641,061)

Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation and amortization	672,164	1,106,806
Gain from disposition of operations	-	(1,826,539)
Amortization of debt discount	4,278,687	688,460
Loss on extinguishment of Notes	1,299,304
Change in the fair value of derivative liabilities	833,750	702,574
Stock-based compensation	23,651	102,673
Provision for doubtful accounts	33,223	(15,226)
Amortization of debt issuance costs	277,970	399,335
Loss (gain) on sale of fixed assets, net	8,601	(31,294)
Deferred income taxes	-	(229,896)
Changes in operating assets and liabilities:
Restricted cash	1,869,178	(926,389)
Accounts receivable	(2,343,976)	1,377,734
Costs and estimated earnings in excess of billings on uncompleted contracts	82,978	142,359
Deferred contract costs	(457,041)	(72,723)
Prepaid expenses and other current assets	(240,886)	(307,623)
Other assets	(26,996)	(113,403)
Other assets held for sale	322,646	-
Accounts payable and accrued expenses	679,703	(1,857,462)
Accrued severance	1,300,000	-
Billings in excess of costs and estimated earnings on uncompleted contracts	37,567	(1,869,180)
Deferred revenue	179,772	661,564
Income taxes payable	(130,326)	(24,002)
NET CASH USED IN OPERATING ACTIVITIES	(1,162,151)	(2,733,293)
The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	$(54,400)	$(249,093)
Proceeds from sale of operations, net of transaction costs	-	4,547,049
Cash received from acquisition of BTX software	1,185,000	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,130,600	4,297,956

FINANCING ACTIVITIES:
Net proceeds from Section 16(b) settlement	-	222,413
Debt issuance costs	(102,182)	(230,794)
Repayments under lines of credit	-	(4,964,140)
(Repayment) borrowings of senior secured convertible notes	(9,507)	4,000,000
Repayments under loans payable, net	(35,753)	(66,537)
Borrowings (repayments) from related party	790,256	(2,355,526)
Repayments of capital lease obligations	-	(15,465)
Borrowings under short-term bank loan	818,550	2,380,605
Repayments under other payable	(210,229)	-
Borrowings under other payable	-	793,927
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,251,135	(235,517)

Effect of exchange rate changes on cash	(65,886)	(4,384)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,153,698	1,324,762
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	915,752	811,283
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$2,069,450	$2,136,045

	Nine Months Ended
	January 31,
	2014	2013

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for the conversion of Notes and accrued interest	$3,114,816	$-

Acquisition of BTX Software from issuance of Series E Preferred Stock	$2,635,147	$-

Reclassification of fair value of derivative liability on Notes and Warrants to additional paid-in capital upon the Amendment and Note Amendment	$7,166,991	$-

Reclassification of fair value of derivative liability on Notes to additional paid-in capital upon conversion of Notes	$686,856	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - LIQUIDITY AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of WPCS International Incorporated (WPCS) and its wholly- and majority-owned subsidiaries, as follows, collectively referred to as “we”, “us” or the "Company".  United States-based subsidiaries include WPCS Incorporated, WPCS International – Suisun City, Inc. (Suisun City Operations), WPCS International – Lakewood, Inc. (Lakewood Operations), WPCS International – Hartford, Inc. (Hartford Operations), WPCS International – Trenton, Inc. (Trenton Operations), WPCS International – Seattle, Inc. (Seattle Operations), WPCS International – Portland, Inc. (Portland Operations) and BTX Trader, LLC (BTX). International operations include WPCS Asia Limited, 60% of Taian AGS Pipeline Construction Co. Ltd. (China Operations), WPCS Australia Pty Ltd., WPCS International – Brendale, Pty Ltd., and The Pride Group (QLD) Pty Ltd. (Pride), (collectively, Australia Operations).

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q of Article 10 of Regulation S-X and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2013 included in the Company’s Annual Report on Form 10-K, filed on July 29, 2013. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of condensed consolidated financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine month periods ended January 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2014. The amounts for the April 30, 2013 balance sheet have been extracted from the audited consolidated financial statements included in Form 10-K for the year ended April 30, 2013.

The Company offers low voltage communication infrastructure contracting services to public services, healthcare, energy and corporate enterprise markets and is developing a Bitcoin trading platform through its wholly-owned subsidiary.

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

At January 31, 2014, the Company has losses from operations, and has outstanding balances due to its former surety under a forbearance agreement of $1,533,757. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations. Management’s plans are to continue to raise additional funds through the sales of debt or equity securities.  There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Zurich Forbearance Agreement

As more fully described in Note 13, “Commitments and Contingencies,” on July 12, 2012, the Company executed the Surety Financing and Confession of Judgment Agreement (the Financing Agreement) with Zurich American Insurance Company (Zurich), to assist in the completion of the project contract with the Camden County Improvement Authority for work at the Cooper Medical Center of Rowan University (the Owner or Cooper Project).

On April 17, 2013, the Company executed the Surety Forbearance and Confession of Judgment Agreement (the Forbearance Agreement) with Zurich, which supersedes the Financing Agreement. The Company is currently in default under the Forbearance Agreement due to its failure to: (1) pay the monthly Interim Liability Payment of $25,000 per month since  December 1, 2013; and (2)  pay the Loss Amount of $1,533,757 that was due December 31, 2013 under the Forbearance Agreement.  The Company is currently in discussions with Zurich for the settlement of the Loss Amount due under the Forbearance Agreement.  There can be no assurance that the Company will be successful in settling with Zurich the Loss Amount due.

Senior Secured Convertible Notes

As further described in Note 5, “Senior Secured Convertible Notes”, on December 4, 2012, the Company entered into a Securities Purchase Agreement (the Purchase Agreement) with six accredited investors (the Buyers) pursuant to which, the Company sold an aggregate of (i) $4,000,000 principal amount of senior secured convertible notes (the Notes) and (ii) warrants (the Warrants) to purchase 2,274,796 shares of the Company's common stock (Common Stock), to the Buyers for aggregate gross proceeds of $4,000,000 (the Financing). The closing of the Financing was completed on December 5, 2012 (the Closing Date).

Effective October 31, 2013, the Company entered into an amendment agreement (the Note Amendment) with the Buyers. The Note Amendment eliminated certain features of the Notes that would otherwise result in substantial accounting charges to the Company.  Prior to the Note Amendment, if an event of default existed under the Notes, the Buyers would have been entitled to redeem $3,400,000 in aggregate principal and interest of the Notes for a redemption price equal to the greater of 125% of (x) the deemed value of the shares of common stock underlying the Note (the Intrinsic Value) and (y) the outstanding principal and unpaid interest under the Notes (the Base Value). The Note Amendment reduced and fixed the event of default redemption price by eliminating the Intrinsic Value calculation and modifying the Base Value calculation and interest rate to more accurately make-whole the holders of the Notes from the loss of interest from an early redemption of the Notes and the decreased value of the Notes without such Intrinsic Value rights. As revised, the event of default redemption amount is calculated as  the sum of the Conversion Amount (as defined in the Notes) to be redeemed, plus a make-whole amount equal to the amount of any interest that, but for any redemption of the Notes on such given date, would have accrued with respect to the Conversion Amount being redeemed under the Notes at the interest rate then in effect for the period from such given date through October 31, 2023, the amended maturity date of the Notes, discounted to the present value of such interest using a discount rate of 2.5% per annum.  As a result, the fixed value of the event of default redemption price was approximately $10,900,000 at the time of the Note Amendment.  As a result of Note conversions during the third fiscal quarter, the value of the event of default redemption price was approximately $2,800,000 as of January 31, 2014.  In addition, the interest rate of the Notes was amended to 15% per annum, subject to increase to 25% per annum if an event of default occurs and is continuing.

The Notes contain certain customary representations and warranties, affirmative and negative covenants, and events of default. The principal covenant is that the Company shall maintain a current ratio of not less than 0.6 to 1.0 as of the last calendar day of each month. As of January 31, 2014, the Company is in compliance with the covenants.

Cooper Medical Center Claim

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

Restricted Cash

In connection with the terms of the Notes, all payments of accounts receivable of the Company (and its domestic subsidiaries) are deposited into an account (the Lockbox Account) controlled by Worldwide Stock Transfer, LLC (the Collateral Agent). The Company is permitted to receive from the Lockbox Account on a daily basis, such cash equal to (A) (i) the cash balance in the Lockbox Account plus (ii) 95% of the available qualified accounts receivable, less (iii) $250,000, minus (B) the amount of principal, accrued interest and costs and expenses owed pursuant to the Notes. At any given time, the Company considers the cash held in the Lockbox Account that it is not yet permitted to draw down based on the calculation above, to be restricted cash. Restricted cash is classified as a current asset, consistent with the classification of the Notes as a current liability.  Based on the calculation above, the Company had the ability to draw down all of the cash held in the Lockbox Account, and as a result there was no restricted cash balance reported at January 31, 2014.

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

Capitalized Software Costs

Costs incurred in the research, design and development of software for sale to others as a separate product or embedded in a product and sold as part of the product as a whole are charged to expense until technological feasibility is established. Thereafter, software development costs, consisting primarily of payroll and related costs, purchased materials and services and software to be used within its products, which significantly enhance the marketability or significantly extend the life of its products are capitalized, and amortized to cost of revenue on a straight-line basis over three years, beginning when the products are offered for sale or when the enhancements are integrated into the product. The Company is required to use professional judgment in determining whether product enhancement costs meet the criteria for immediate expense or capitalization, in accordance with the Accounting Standards Codification (ASC).

Derivative Instruments

The Company’s derivative liabilities were related to embedded conversion features of the Notes and the common stock Warrants issued in connection with the Purchase Agreement. For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in fair value recognized in earnings each reporting period. The Company used the binomial lattice model to value the derivative instruments at inception and subsequent valuation dates and the value is re-assessed at the end of each reporting period, in accordance with ASC 815. Derivative instrument liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The Company’s material financial instruments at January 31, 2014 and for which disclosure of fair value is required by certain accounting standards consisted of cash and cash equivalents, restricted cash,  accounts receivable, accounts payable,  loans payable, senior secured convertible notes, and short-term bank loan. The fair values of cash and cash equivalents, accounts receivable, and accounts payable are equal to their carrying value because of their liquidity and short-term maturity. Management believes that the fair values of the loans payable, senior secured convertible notes and short-term bank loan do not differ materially from their aggregate carrying values in that substantially all the obligations bear variable interest rates that are based on market rates or interest rates that are periodically adjustable to rates that are based on market rates.

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

Other intangible assets consist of the following at January 31, 2014 and April 30, 2013:

	Estimated useful life	January 31,	April 30,
	(years)	2014	2013

Customer list	3-9	$1,078,250	$1,190,083
Less accumulated amortization		(1,078,250)	(1,173,855)
		$-	$16,228

Amortization expense of other intangible assets for the nine months ended January 31, 2014 and 2013 was $16,228 and $48,753, respectively. There are no expected residual values related to these intangible assets.

Revenue Recognition

The Company generates its revenue by offering low voltage communications infrastructure contracting services. The Company’s contracting services report revenue pursuant to customer contracts that span varying periods of time. The Company reports revenue from contracts when persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is reasonably assured.

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

The Company has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. Cost estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated cost to complete projects, which determines the project’s percent complete, must be made and used in connection with the revenue recognized in the accounting period. Current estimates may be revised as additional information becomes available. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated. For the nine months ended January 31, 2014 and 2013, the Company has provided aggregate loss provisions of approximately $18,000 and $46,000, respectively, related to anticipated losses on long-term contracts.

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

The Company records revenue and profit from short-term contracts for the China Operations under the completed contract method, whereas income is recognized only when a contract is completed or substantially completed. Accordingly, during the period of performance, billings and deferred contract costs are accumulated on the consolidated balance sheets as deferred contract costs, but no revenue or income is recorded before completion or substantial completion of the work. The Company’s decision is based on the short-term nature of the work performed.

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

On a periodic basis, the Company evaluates its ability to realize its deferred tax assets net of its deferred tax liabilities and adjusts such amounts in light of changing facts and circumstances, including but not limited to the level of past and future taxable income, and the current and future expected utilization of tax benefit carryforwards. The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is required to reduce the net deferred tax assets to the amount that is more likely than not to be realized in future periods. The Company considers past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. The Company’s forecast of expected future taxable income is based over such future periods that it believes can be reasonably estimated. Based on its analysis as of January 31, 2014, the Company continues to provide a full valuation allowance on its domestic and foreign deferred tax assets.  The Company will continue to evaluate the realization of its deferred tax assets and liabilities on a periodic basis, and will adjust such amounts in light of changing facts and circumstances.

The Company performed a review for uncertainty in income tax positions in accordance with authoritative guidance. This review did not result in the recognition of any material unrecognized tax benefits as of January 31, 2014 and April 30, 2013. Management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. For the nine months ended January 31, 2014 and 2013, the Company recognized no interest or penalties. The statute of limitations for the Company's Federal, state and foreign income tax returns prior to fiscal years 2009 are closed.

Net Loss Per Common Share

Basic and diluted net loss per common share is computed as net loss less dividends on preferred stock divided by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur from common stock issuable through exercise of stock options, warrants and Note conversions. The table below presents the computation of basic and diluted net loss per common share from continuing operations for the three and nine months ended January 31, 2014 and 2013, respectively:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basic and diluted net loss per share from continuing operations computation

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
Numerator:

Net loss attributable to WPCS common shareholders	$(3,295,971)	$(1,152,094)	(9,622,298)	$(1,007,056)

Denominator:

Basic and diluted weighted average shares outstanding	6,475,773	994,187	2,916,425	994,187

Basic and diluted net loss per common share attributable to WPCS common shareholders	$(0.51)	$(1.16)	$(3.30)	$(1.01)

The following were excluded from the computation of diluted shares outstanding due to the losses from continuing operations for the three and nine months ended January 31, 2014 as they would have had an anti-dilutive impact on the Company’s net loss. Below is a tabulation of the potentially dilutive securities that were “in the money” for the periods ended January 31, 2014 and 2013, respectively.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
Common stock equivalents:
Conversion of stock options	-	-	918	3,843
Conversion of stock warrants	27,235	49,036	608,237	142,200
Conversion of senior secured convertible notes	4,079,610	223,961	4,186,134	141,776
Conversion of Series E Preferred Stock	-		-
Totals	4,106,845	272,997	4,795,289	287,819

Noncontrolling Interest

The Company presents the 40% non-controlling interests associated with the China Operations as a component of equity, with changes in the Company’s ownership interest while it retains its controlling interest, will be accounted for as an equity transaction, and upon a loss of control, retained ownership interest will be re-measured at fair value, with any gain or loss recognized in earnings.  Income and losses attributable to the non-controlling interests associated with the China Operations are presented separately in the Company’s basic financial statements.

Noncontrolling interest for the three and nine months ended January 31, 2014 and 2013 consists of the following:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
Balance, beginning of period	$862,763	$1,153,321	$849,138	$1,117,322

Net income attributable to noncontrolling interest	49,439	54,317	52,873	82,922

Other comprehensive (loss) income attributable to noncontrolling interest	(1,038)	3,004	9,153	10,397

Balance, end of period	$911,164	$1,210,642	$911,164	$1,210,641

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. The most significant estimates relate to the calculation of percentage-of-completion on uncompleted contracts, allowance for doubtful accounts, realization of deferred tax assets, capitalization of software costs and amortization method and lives of customer lists. Actual results could differ from those estimates.

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

NOTE 3 – CAPITALIZED SOFTWARE COSTS

Description of the Transaction

On December 17, 2013, the Company entered into various agreements, as more fully described below, which are expected to add a new line of business and reporting segment to the Company’s existing operations. The Company acquired software technology in the emerging Bitcoin industry, that  is currently in early-stage beta testing of a cross-exchange trading technology platform that provides access to ninety percent of publicly available Bitcoin liquidity (the BTX Software).  The BTX Software is expected to enable users to make informed decisions by providing aggregated and curated market data from all major Bitcoin trading venues.

On December 17, 2013, the Company entered into a Securities Purchase Agreement (the BTX Purchase Agreement) with certain accredited investors (the Investors) pursuant to which the Company sold an aggregate of 2,438 shares of its newly designated Series E Convertible Preferred Stock, $1,000 stated value (the Series E Preferred Stock) and warrants (the BTX Warrants and, collectively with the shares of Series E Preferred Stock, the Securities) to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock (the Financing).  As consideration for the purchase of the Securities, the Investors sold their collective interests in BTX Trader. LLC (BTX) to the Company, which such interests constituted 100% of the outstanding membership interests of BTX, causing BTX to become a wholly owned subsidiary of the Company. The Securities are more fully described in Note 10, “Shareholders Equity.” The Investors also hold Notes issued by the Company.

Accounting Treatment of BTX

The Company recorded the transaction for the acquisition of the BTX Software as capitalized software costs.  The Company determined that the capitalized acquisition cost of the BTX Software was $3,100,302, based on the fair value of the consideration transferred.  The cost of the asset purchase was based on the fair value of the Series E Preferred Stock, fair value of the BTX Warrants, and assumption of a secured promissory note in the principal amount of $500,000, which accrues interest at a rate of 3.32% (the BTX Note), offset by the cash received of $1,185,000 in the transaction. For the three months ended January 31, 2014, the Company capitalized additional software development costs related to the BTX Software of $24,439.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Capitalized software costs are determined as follows as of January 31, 2014:

Fair value of Series E Preferred Stock	$2,635,147
Fair value of BTX Warrants	1,150,155
BTX Note	500,000
Less: Cash received	(1,185,000)
Total acquired value of BTX Software	3,100,302

Additional capitalized software costs	24,439

Total	$3,124,741

The Company determined the fair value of the Series E Preferred Stock and Make-Whole based on the Conversion Amount (as defined in Series E Preferred Stock Certificate of Designation) using the closing common share market price as of December 18, 2013 of $1.64.  The transaction was announced after the market close on December 17, 2013.  The first time market participants could have bought or sold the Company’s common stock with the knowledge of the transaction was on December 18, 2013.  Therefore, the closing price on December 18, 2013 was considered to be the fair value.  The resulting fair value of the Series E Preferred Stock is $2,635,147.

The Company estimated the fair value of the BTX Warrants using the Black-Scholes Merton option pricing model (Black-Scholes) with the following assumptions: conversion price of $5.00 per share; risk free interest rate of 1.52%; expected life of 5 years; expected dividend of zero; and volatility factor of 79.87%; and a common stock price of $1.64 as of December 18, 2013, as discussed above.  The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the Warrants. The dividend yield represents anticipated cash dividends to be paid over the expected life of the Warrants to the common shareholders.  The resulting fair value of the BTX Warrants is $1,150,155.

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Costs and estimated earnings on uncompleted contracts consist of the following at January 31, 2014 and April 30, 2013:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	January 31, 2014	April 30, 2013

Costs incurred on uncompleted contracts	$51,678,539	$72,951,142
Provision for loss on uncompleted contracts	(18,154)	(23,376)
Estimated contract profit	1,975,753	2,391,027
	53,636,138	75,318,793
Less: Billings to date	54,296,623	75,858,733
Total	$(660,485)	$(539,940)

Costs and estimated earnings in excess of billings on uncompleted contracts	$996,389	$1,079,367
Billings in excess of cost and estimated earnings on uncompleted contracts	1,656,874	1,619,307
Total	$(660,485)	$(539,940)

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which circumstances requiring the revisions become known. During the three and nine months ended January 31, 2014, the effect of such revisions in estimated contract profits resulted in an increase to gross profits of approximately $218,000 and $269,000, respectively, and during the three and nine months ended January 31, 2013, the effect of such revisions resulted in an increase in gross profits of $349,000 and $1,679,000, respectively, from that which would have been reported had the revised estimates been used as the basis of recognition for contract profits in prior years. The increase in gross profits for the nine months ended January 31, 2013 also includes change orders received on the Cooper Project of approximately $1,486,000 for costs previously accrued.

Although management believes it has established adequate procedures for estimating costs to complete open contracts, additional costs could occur on contracts prior to completion.

NOTE 5 - SENIOR SECURED CONVERTIBLE NOTES

Initial Proceeds from Issuance

On December 4, 2012, the Company entered into the Purchase Agreement with the Buyers pursuant to which the Company sold an aggregate of (i) $4,000,000 principal amount of Notes and (ii) Warrants to purchase 2,274,796 shares of the Company's common stock to the Buyers for aggregate gross Financing proceeds of $4,000,000. In connection with the Financing, (i) the Company entered into a registration rights agreement with the Buyers (the Registration Rights Agreement), (ii) the Company and its subsidiaries entered into a security and pledge agreement in which the Buyers of the Notes have a first security interest in the assets of the Company. The Closing Date of the Financing was December 5, 2012.

Pursuant to the terms of the Notes, the Company deposited the initial funds received from the Financing, minus $2,178,516, (the Initial Lending Amount) into the Lockbox Account controlled by the Collateral Agent, as collateral agent on behalf of the Buyers. The Company used the Initial Lending Amount to repay the existing loan of $2,000,000, plus $78,516 of interest accrued and fees and expenses to Sovereign Bank, N.A. (Sovereign), which credit agreement was terminated in connection with the Notes, and $100,000 for Buyer legal fees in connection with the Notes. In addition, all payments of accounts receivable of the Company (and its domestic subsidiaries) shall be deposited into the Lockbox Account. The Company is permitted to receive from the Lockbox Account, on a daily basis, such amount of cash equal to: (A) (i) cash balance in the Lockbox Account plus (ii) 95% of available qualified accounts receivable minus (iii) $250,000 minus (B) amount of principal, accrued interest, fees, costs and expenses owed pursuant to the Notes. The Notes contain certain customary representations and warranties, affirmative and negative covenants, and events of default. The principal covenant is that the Company shall maintain a current ratio of not less than 0.6 to 1.0 as of the last calendar day of each month. As of January 31, 2014, the Company is in compliance with the covenants.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amendment, Waiver and Exchange Agreement

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

Pursuant to the Amendment, the Buyers permanently waived, effective as of October 24, 2013, various provisions of the remaining 2,119,835 Warrants, including the anti-dilution protection from the issuance of securities at a price lower than the Exercise Price, the adjustment to market price on the first anniversary of the date of issuance of the Warrants and the Black-Scholes valuation upon the occurrence of a Fundamental Transaction (as defined in the Warrants).  As a result of these waivers, the exercise price of the Warrants will only adjust in the event of any future stock splits or dividends. The Exercise Price of the Warrants remains at $2.1539 per share. The Amendment resulted in 2,119,835 Warrants and 154,961 Exchange Warrants having the same terms, conditions and rights.

Amendment to Notes

Effective October 31, 2013, the Company entered into an amendment agreement (the Note Amendment) with the Buyers. The Note Amendment eliminated certain features of the Notes which would otherwise result in substantial accounting charges to the Company. Pursuant to the Note Amendment, the Buyers permanently waived various provisions of the Notes, including the adjustment to the conversion price under a Fundamental Transaction (as defined in the Notes), the anti-dilution protection from the issuance of securities at a price lower than the current exercise price and the adjustment to market price on the first anniversary of the date of issuance of the Notes. As a result of these waivers, the conversion price of the Notes will only adjust in the event of any future stock splits or dividends.

Further, the Buyers waived certain events of default that had occurred under the Notes as more fully described as follows.  Pursuant to the terms of the Notes, an event of default occurs when the Company’s common stock is suspended or threatened with suspension from trading on The NASDAQ Capital Market (or an equivalent market). On October 7, 2013, the Company received a notice from the Staff of the Listing Qualifications Department of The NASDAQ Stock Market LLC (NASDAQ) indicating that the Company’s common stock would be subject to delisting from The NASDAQ Capital Market on October 16, 2013 due to the Company’s non-compliance with the applicable $2.5 million stockholders’ equity requirement, as set forth in Listing Rule 5550(b) (1). As a result of the notice from NASDAQ, an event of default occurred under the Notes, which was waived by the Buyers pursuant to the Note Amendment.

Prior to the Note Amendment, if an event of default existed under the Notes, the Buyers would have been entitled to redeem $3,400,000 in aggregate principal and interest of the Notes for a redemption price equal to the greater of 125% of (x) the deemed value of the shares of common stock underlying the Note (the Intrinsic Value) and (y) the outstanding principal and unpaid interest under the Notes (the Base Value). The Note Amendment reduces and fixes the event of default redemption price by eliminating the Intrinsic Value calculation and modifying the Base Value calculation and interest rate to more accurately make-whole the holders of the Notes from the loss of interest from an early redemption of the Notes and the decreased value of the Notes without such Intrinsic Value rights. As revised, the event of default redemption amount equals the sum of the Conversion Amount (as defined in the Notes) to be redeemed, plus a make-whole amount equal to the amount of any interest that, but for any redemption of the Notes on such given date, would have accrued with respect to the Conversion Amount being redeemed under the Notes at the interest rate then in effect for the period from such given date through October 31, 2023, the amended maturity date of the Notes, discounted to the present value of such interest using a discount rate of 2.5% per annum.  As a result, the fixed value of the event of default redemption price was approximately $10,900,000 at the time of the Note Amendment. As a result of Note conversions during the third fiscal quarter, the value of the event of default redemption price was approximately $2,800,000 as of January 31, 2014. In addition, the interest rate of the Notes was amended to 15% per annum, subject to increase to 25% per annum if an event of default occurs and is continuing.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the significant modifications of the Notes, the Company determined that the Notes were extinguished and new Notes were issued. In connection with this modification, the Company compared the present value of the beneficial conversion features of the Notes to the new Notes. The Company determined that the present value of the new Notes exceeded the present value of the old Notes by more than 10%, which resulted in the application of extinguishment accounting. The modification of the Note resulted in the debt instruments being exchanged with substantially different terms and extinguishment accounting was applied resulting in a loss on extinguishment of debt for the unamortized discount related to the Notes of $1,299,304.  In addition, the Company recorded a new beneficial conversion feature and associated debt discount of $3,400,000 related to the proceeds of the new Notes based on the fixed conversion rate of $0.20 and the fair market value of the common stock at the amendment date.

Prior to the Note Amendment, $593,923 of Notes was converted into 275,742 shares of the Company’s Common Stock.  In addition, $6,077 of Notes was redeemed for cash at the request of a Buyer.

During the three months ended January 31, 2014, $2,501,666 of  Notes were converted into 12,508,340 shares of the Company’s Common Stock, resulting in the accelerated write-off of unamortized debt discount of $2,501,666. In addition, $19,231 of accrued interest on Notes was converted into 96,155 shares of the Company’s Common Stock.  There were no further conversions of New Notes subsequent to January 31, 2014.  The outstanding principal balance of the Notes was $898,334 as of January 31, 2014.

Following the Note Amendment, senior secured convertible notes consist of the following at January 31, 2014:

	Notes	Debt Discount	Total
Beginning balance- Senior secured convertible notes, interest at 4% per annum to maturity June 5, 2014	$4,000,000	$(2,888,889)	$1,111,111
Conversion of Notes before Note Amendment	(593,923)	-	(593,923)
Amortization of debt discount, Notes	-	1,589,585	1,589,585
Redemption of Notes	(6,077)	-	(6,077)
Extinguishment of Notes	(3,400,000)	-	(3,400,000)
Loss on extinguishment of debt , Notes	-	1,299,304	1,299,304
Senior secured convertible notes, interest at 15% per annum to maturity October 31, 2023	3,400,000	-	3,400,000
Debt discount - value attributable to beneficial conversion features, Notes	-	(3,400,000)	(3,400,000)
Conversion of Notes, and accelerated write off of unamortized debt discount after Note Amendment	(2,501,666)	2,501,666	-
Amortization of debt discount, Notes	-	22,458	22,458
Ending balance- Notes	$898,334	$(875,876)	$22,458

Registration Rights of the Shares Issuable Upon Conversion of the Notes

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

If the Company fails to comply with the registration statement filing, effective date or maintenance date filing requirements, it is required to pay the Buyers a registration delay payment in cash equal to 2% of the Buyer’s original principal amount stated on such Investors’ Note as of the Closing Date on the date of each failure, and on every thirty (30) day anniversary of the respective failures (Registration Delay Payment). Notwithstanding the foregoing, in no event shall the aggregate amount of Registration Delay Payments exceed 10% of such Investor’s original principal amount stated on the New Notes on the Closing Date. The Company accounts for such Registration Delay Payments as contingent liabilities. Accordingly, the Company recognizes such damages when it becomes probable that they will be incurred and amounts are reasonably estimable. No Buyers have submitted a request for a registration statement as of the date of this filing.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Buyers Security Interests and Guarantees

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

In connection with the BTX Purchase Agreement, the Company agreed to waive any rights to compel the redemption of the Notes.  The Buyers agreed to restrict their ability to convert the Notes and/or exercise the Warrants and Exchange Warrants and receive shares of the Company’s Common Stock such that the number of shares of Common Stock held by the Buyer in the aggregate and its affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of the Company’s Common Stock.

NOTE 6 – OTHER DEBT

Short-Term Bank Loan

Effective August 1, 2013, the China Operations entered into a loan with the Bank of China (the Short-Term Bank Loan). The Short-Term Bank Loan provides for a loan in the amount of $3,279,300. The proceeds from the Short-Term Bank Loan were used to repay outstanding unsecured loans of $2,404,545 due to the Company’s related party and Taian Gas Group (TGG). The Short-Term Bank Loan has an interest rate of 7.38%, and interest is due on a quarterly basis. The Short-Term Bank Loan matures on August 1, 2014, and is secured by the assets of TGG.

Due Related Party

As of January 31, 2014, the China Operations had outstanding payables due a related party, TGG, totaling $799,116 due on demand, representing  interest accrued on former working capital loans from TGG to the China Operations.

Loans Payable

At January 31, 2014, loans payable obligations totaled $695,220 with interest rates ranging from 3.22% to 8.99%, and maturity dates ranging from March 2015 to May 2018. Of the Company’s total loans payable, $195,220 relate to long-term debt issued by the Company or assumed in acquisitions for the purchase of property and equipment in the ordinary course of business, and $500,000 relates to the BTX Note.

Covenant Compliance

As of January 31, 2014, the Company is in compliance with all financial and non-financial covenants associated with the Short-Term bank loan, due related party and loans payable.

NOTE 7 – DERIVATIVE LIABILITIES

Senior secured convertible notes- embedded conversion features

Immediately prior to entering into the Amendment and Note Amendment as of October 31, 2013, the Notes met the definition of a hybrid instrument, as defined in ASC 815. The hybrid instrument was comprised of (i) a debt instrument, as the host contract and (ii) an option to convert the debentures into common stock of the Company, as an embedded derivative and recorded as a discount to the Notes. The embedded derivatives derive their value based on the underlying fair value of the Company’s common stock. The embedded derivatives are not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with these derivatives are based on the common stock fair value and the Company recognized derivative liabilities since inception.

As a result of the aforementioned Note Amendment, the Notes no longer contained the provisions that required bifurcation and the classification was changed from liability to an equity instrument.  This results in the extinguishment of the derivative liability. The final fair value of the embedded derivatives on the date of the Note Amendment was $4,000,437, which was reclassified to additional paid-in capital. Prior to the Note Amendment, the changes in the fair value of the embedded derivative were recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying condensed consolidated statements of operations. For the three months ended January 31, 2014 and 2013, the Company recognized a loss of $0 and $385,445, respectively. For the nine months ended January 31, 2014 and 2013, the Company recognized a loss of $1,598,537 and $385,445, respectively.

The Company estimated the final fair value of the embedded derivatives using a binomial lattice model with the following assumptions: conversion price of $0.20 per share; risk free interest rate of 0.08%; contractual life of 1.5 years; expected dividend of zero; a volatility factor of 134%; and a volume weighted average common stock price of $2.07 per share as of October 31, 2013. The expected lives of the instruments are equal to the underlying term of the senior secured convertible notes. The expected volatility is based on the historical price volatility of the Company’s common stock over the contractual life. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related conversion option. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common stock warrants

Immediately prior to entering into the Amendment, the Company determined that the fair value of the Warrants issued in connection with the issuance of the Notes under the Purchase Agreement was a derivative liability and recorded them as a discount to the Notes since inception.

As a result of the aforementioned Amendment, the exercise price of the Warrants and Exchange Warrants was fixed at $2.1539 per share, and will only adjust in the event of any future stock splits or dividends.  The Warrants no longer contained the provisions that required bifurcation and the classification was changed from liability to an equity instrument, which resulted in the extinguishment of this derivative.  The final fair value of the derivative liability on the date of the Amendment was $3,093,722, which was reclassified to additional paid-in capital. Prior to the Amendment, the changes in the fair value of the embedded derivative were recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying condensed consolidated statements of operations.  For the three months ended January 31, 2014 and 2013, the Company recognized a loss of $0 and $317,129, respectively.  For the nine months ended January 31, 2014 and 2013, the Company recognized a gain of $764,787 and a loss of $317,129, respectively.

The Company estimated the final fair value of the Warrant derivative using a binomial lattice model with the following assumptions: conversion price of $2.1539 per share; risk free interest rate of 1.31%; expected life of 5 years; expected dividend of zero; a volatility factor of 81%; and a volume weighted average common stock price of $2.07 per share as of October 31, 2013. The expected lives of the instruments are equal to the contractual term of the Warrants. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related warrants. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.

In connection with the aforementioned Amendment, the Company recorded $72,832 of non-cash interest expense and additional paid-in capital for the fair value of the 154,961 Exchange Warrants issued.  The Company estimated the fair value of the Exchange Warrants using the Black-Scholes pricing model with the following assumptions: conversion price of $2.1539; risk free interest rate of 1.070%; expected life of 5 years; expected dividend of zero; a volatility factor of 138.2%; and a common stock price of $2.17 as of October 23, 2013.  In addition, the Company recorded the fair value of the 38,740 Shares issued with the Exchange Warrants at a fair value of $88,715 based on the closing market price on October 25, 2013 of $2.29 per share.

NOTE 8 - FAIR VALUE MEASUREMENTS

As defined by the ASC, fair value measurements and disclosures establish a hierarchy that prioritizes fair value measurements based on the type of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of hierarchy are described below:

⋅	Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

⋅
Level 2:  Inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets, such as interest rates and yield curves that are observable at commonly-quoted intervals.

⋅	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions, as there is little, if any, related market activity.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of January 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Quoted Prices in					Total Increase (Reduction)
	Active Markets for	Significant Other	Significant			in Fair Value
Balance Sheet	Identical Assets or	Observable Inputs	Unobservable	January 31, 2014	April 30, 2013	Recorded at
Location	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total	Total	January 31, 2014
Liabilities:
Derivative liability - secured convertible notes	$-	$-	$-	$-	3,088,756	$1,598,536
Derivative liability - warrants	$-	$-	$-	$-	3,858,508	$(764,786)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 derivative liabilities related to the senior secured convertible notes and warrants prior to reclassification to an equity instrument as a result of the Amendment and Note Amendment.

	Note Conversion Feature	Warrants

Balance at beginning of year	$3,088,756	$3,858,508
Reduction in derivative instruments from Note conversion	(686,856)	-
Change in fair value of derivative liabilities	1,598,537	(764,786)
	4,000,437	3,093,722
Reclassification of derivative liabilities to additional paid-in capital	(4,000,437)	(3,093,722)
Balance at end of period	$-	$-

NOTE 9 - RELATED PARTY TRANSACTIONS

In regards to Pride, the Company leases its Woombye, Queensland, Australia location from Pride Property Trust, of which the former shareholders of Pride are the members. For each of the nine month periods ended January 31, 2014 and 2013, the rents paid for this lease were $57,823 and $52,869, respectively.

The China Operations revenue earned from TGG and subsidiaries was $0 and $649,074 for the nine months ended January 31, 2014 and 2013, respectively. The China Operations accounts receivable due from TGG and subsidiaries was $0 and $490,363 as of January 31, 2014 and 2013, respectively.

As further described in Note 12, “Discontinued Operations”, the Company entered into a Securities Purchase Agreement to sell 100% of the shares of Pride for $1,400,000 to Turquino Equity LLC, whose managing member is Andrew Hidalgo, former Chairman and Chief Executive Officer of the Company.

NOTE 10 - SHAREHOLDERS’ EQUITY

Issuance of Series E Convertible Preferred Stock and BTX Warrants

On December 17, 2013, the Company entered into the BTX Purchase Agreement with the Investors pursuant to which the Company sold an aggregate of 2,438 shares the Series E Convertible Preferred Stock, $1,000 stated value and the BTX Warrants, or the  Securities to purchase up to an aggregate of 1,500,000 shares of common stock or the Financing.  As consideration for the purchase of the Securities, the Investors sold their collective interests in BTX to the Company.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Each share of Series E Preferred Stock has a stated value of $1,000 and is convertible into shares of the Company’s common stock equal to the stated value (and all accrued but unpaid dividends) divided by the conversion price of $3.50 per share (subject to adjustment in the event of stock splits and dividends).  The Series E Preferred Stock accrues dividends at a rate of 12% per annum, payable quarterly in arrears in cash or in kind, subject to certain conditions being met.  The Series E Preferred Stock contains a seven year “make-whole” provision such that if the Series E Preferred Stock is converted prior to the seventh anniversary of the date of original issuance, the holder will be entitled to receive the remaining amount of dividends that would have accrued from the conversion until such seven year anniversary (Make-Whole).  The Company is prohibited from effecting the conversion of the Series E Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 9.99%, in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series E Preferred Stock.

In the event of a liquidation event (as defined in the Series E Preferred Stock Certificate of Designation), each of the Investors shall be entitled to receive in cash any of the asset liquidation funds of the Company before any amount shall be paid to the holders of the Company’s common stock (the Liquidation Funds).  The amount of the Liquidation Funds shall be the greater of (a) 125% of the Conversion Amount, (as defined in the Series E Preferred Stock Certificate of Designation), or (b) the amount per share such Investor would receive if the Investor converted the Series E Preferred Stock into the Company’s common stock immediately prior to the date of such payment.  As of January 31, 2014, the amount of the Liquidation Funds was approximately $7,030,000, based on the Conversion Amount described above.

The BTX Warrants have an initial exercise price of $5.00 per share (subject to adjustment in the event of stock splits and dividends)  and are exercisable on a “cashless” basis beginning six months after the date of issuance if there is not then an effective registration statement covering the resale of the shares of common stock underlying the BTX Warrants.

Pursuant to the BTX Purchase Agreement, the Company agreed to use its reasonable best efforts to obtain its stockholders’ approval at the next annual stockholder meeting or a special meeting of stockholders for (i) the increase of the number of shares of the Company’s common stock authorized for issuance to 75,000,000 and (ii) the issuance of all of the securities issuable pursuant to the BTX Purchase Agreement (“Stockholder Approval”). The Company agreed to seek to obtain Stockholder Approval by April 30, 2014. If, despite the Company’s reasonable best efforts Stockholder Approval is not obtained on or prior to April 30, 2014, the Company agreed to cause an additional annual stockholder meeting to be held annually at which Stockholder Approval will be sought (or if no Annual Meeting of stockholders of the Company is held in any given year, to seek such approval at a special meeting of stockholders of the Company in such given year) until such Stockholder Approval is obtained.

Neither the shares of Series E Preferred Stock nor the BTX Warrants shall be convertible or exercisable, respectively, until Stockholder Approval is obtained.

In connection with the Financing, (i) the Company entered into a registration rights agreement with the Investors (the BTX Registration Rights Agreement) and (ii) the Company entered into a voting agreement with its officers and directors to vote in favor of the Stockholder Approval (as hereinafter defined).  Pursuant to the BTX Registration Rights Agreement, the Company will agree to file a registration statement with the SEC, within 30 days following receipt of a request from a Buyer or Investor (or 45 days with respect to an underwritten offering), covering such shares of common stock issuable upon conversion of the Notes or exercise of the Warrants or BTX Warrants, as requested by the Buyers or Investors, and have such registration statement declared effective by the SEC within 90 days thereafter. The Company also agreed to notify the Buyers or Investors if the Company at any time proposes to register any of its securities under the Securities Act of 1933, as amended, and of such Buyers’ or Investors’ right to participate in such registration.

Stock-Based Compensation Plans

In September 2006, the Company adopted the 2007 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options. Under the 2007 Incentive Stock Plan, 57,142 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. These shares were registered under Form S-8. Under the terms of the 2007 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At January 31, 2014, options to purchase 42,849 shares were outstanding at exercise prices ranging from $2.52 to $21.98. At January 31, 2014, there were 12,509 options available for grant under the 2007 Incentive Stock Plan.

In September 2005, the Company adopted the 2006 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options. Under the 2006 Incentive Stock Plan, 57,142 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. These shares were registered under Form S-8. Under the terms of the 2006 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At January 31, 2014, options to purchase 25,482 shares were outstanding at exercise prices ranging from $2.52 to $4.20. At January 31, 2014, there were 21,435 options available for grant under the 2006 Incentive Stock Plan.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2003, the Company established a stock option plan pursuant to which options to acquire a maximum of 59,523 shares of the Company's common stock were reserved for grant (the "2002 Plan"). These shares were registered under Form S-8. Under the terms of the 2002 Plan, the options are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At January 31, 2014, options to purchase 12,636 shares were outstanding at exercise prices ranging from $4.20 to $24.71.  There are no further shares available for grant under the 2002 Plan as the ten-year term of the 2002 Plan was reached in March 2013.

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. Compensation cost is then recognized on a straight-line basis over the vesting or service period and is net of estimated forfeitures.  There were 1,760 stock options granted during the nine months ended January 31, 2014. There were 87,857 stock options granted during the nine months ended January 31, 2013.

The Company recorded stock-based compensation of $23,651 and $102,673 for the nine months ended January 31, 2014 and 2013, respectively. At January 31, 2014, the total compensation cost related to unvested stock options granted to employees and directors under the Company’s stock option plans but not yet recognized was approximately $2,000 and is expected to be recognized over a weighted-average period of 4 months.

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

NOTE 11 - SEGMENT REPORTING

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

As part of the acquisition of the BTX Software and the expected addition of a related new line of business, we have reorganized the operating segments to correspond to the primary service lines: communications infrastructure contracting services and Bitcoin trading platform.  Accordingly, the Company has reclassified the reporting of its segment results under these two reporting segments in this Form 10-Q for the three and nine months ended January 31, 2014 and 2013.

The segment information presented below contains the operating results for the continuing operations only. The Lakewood, Hartford and Australia Operations are reported as discontinued operations, and were previously reported in the contracting services segment.  Segment results for the three and nine months ended January 31, 2014 and 2013 are as follows:

	For the Three Months Ended January 31, 2014				For the Three Months Ended January 31, 2013
	Corporate	Contracting Services	Bitcoin	Total	Corporate	Contracting Services	Bitcoin	Total

Revenue	$-	$8,296,132	$0	$8,296,132	$-	$7,573,275	$0	$7,573,275

Depreciation and amortization	$1,339	$212,873	$0	$214,212	$6,226	$262,162	$0	$268,388

Income (loss) before income taxes from continuing operations	$(3,206,398)	$448,322	$(347,238)	$(3,105,314)	$(1,946,489)	$834,156	$0	$(1,112,333)

	As of and for the Nine Months Ended January 31, 2014				As of and for the Nine Months Ended January 31, 2013
	Corporate	Contracting Services	Bitcoin	Total	Corporate	Contracting Services	Bitcoin	Total

Revenue	$-	$23,483,259	$0	$23,483,259	$-	$26,819,535	$0	$26,819,535

Depreciation and amortization	$7,505	$664,659	$0	$672,164	$25,853	$814,821	$0	$840,674

Income (loss) before income taxes from continuing operations	$(10,279,655)	$1,216,974	$(347,238)	$(9,409,919)	$(3,641,577)	$2,637,711	$0	$(1,003,866)

Total assets	$3,270,366	$14,999,617	$4,106,190	$22,376,173	$3,579,498	$20,525,566	$0	$24,105,064

Additions of property and equipment	$-	$141,423	$3,135,285	$3,276,708	$0	$1,005,683	$0	$1,005,683

As of and for the nine months ended January 31, 2014 and 2013, the contracting services segment includes approximately $4,055,000 and $3,355,000, respectively in revenue and approximately $143,000 and $615,000, respectively, of net assets held in China related to the Company’s  60% interest in the China Operations.

NOTE 12 - DISCONTINUED OPERATIONS

Hartford and Lakewood Operations Asset Sales

On July 25, 2012, the Company and the Hartford and Lakewood Operations entered into an asset purchase agreement (the Asset Purchase Agreement), pursuant to which the Hartford and Lakewood Operations sold substantially all of their assets to two newly-created subsidiaries of Kavveri Telecom Products Limited (Kavveri) for a purchase price of $5.5 million in cash, subject to adjustment, and the assumption of their various liabilities. At closing, the Company received $4.9 million in cash, with the remaining purchase price to be settled upon  (1) completing the assignment of certain contracts post-closing, which was concluded, and (2) satisfying certain adjustments to the purchase price based on a final net asset valuation to be completed after closing as well as repurchase obligations of certain delinquent accounts receivables. The Company used the proceeds from this sale to repay the full amount outstanding under the Credit Agreement of $4,022,320 as of July 25, 2012. The difference of $877,680 was deposited in its operating cash account.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

To date, the Company has not reached agreement with Kavveri with regard to a resolution for settling the net asset valuation.   The Company is currently in discussions with Kavveri for the settlement of the final adjustments to the purchase price, and has reserved a total of $450,000 for possible future settlement, which includes approximately $104,000 recorded for the three and nine months ended January 31, 2014.  There can be no assurance that the Company will be successful in settling with Kavveri the amounts claimed by them.

Australia Operations

On September 19, 2013, the Company entered into a Securities Purchase Agreement (the Agreement) with Turquino Equity LLC, a limited liability company (Turquino), whose managing member is Andrew Hidalgo, former Chairman and Chief Executive Officer of the Company.  Pursuant to the Agreement, the Company agreed to sell 100% of the shares of Pride for $1,400,000 (Purchase Price). At the Closing Date, the Company will settle the Purchase Price with Turquino by applying the net after tax severance balance due Mr. Hidalgo under his separation agreement as further described in Note 14 “Executive Management Changes”, as partial payment towards the Purchase Price, and Turquino will pay cash for the difference between the Purchase Price and the net severance balance due.  The Agreement contains a number of conditions to closing, including but not limited to the following: (i)  each of the Company and Turquino shall have performed and complied with all terms of the Agreement required to be performed or complied with by it at or prior to the Closing Date; (ii) no action or proceeding by or before any governmental authority shall have been instituted or threatened (and not subsequently dismissed, settled or otherwise terminated) which might restrain, prohibit or invalidate any of the transactions contemplated by the Agreement, other than an action or proceeding instituted or threatened by a party or any of its affiliates; (iii) the representations and warranties contained in made by each of the Company  and Turquino to each other shall be true and correct in all material respects on the closing date as though made on and as of the closing date; (iv) the Company obtaining a fairness opinion that the Purchase Price is fair; and (v) the Company has obtained shareholder approval, if required.  To date, the Company and Turquino have completed all of the closing conditions, except for obtaining shareholder approval.  It is expected that the Agreement will be closed on or about  April 30, 2014.

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2014	2013	2014	2013

REVENUE	$1,631,530	$1,942,001	$5,062,861	$10,983,820

COSTS AND EXPENSES:
Cost of revenue	1,346,529	1,431,549	3,829,408	8,390,022
Selling, general and administrative expenses	424,145	708,732	1,321,302	3,791,519
Depreciation and amortization	45,242	54,887	140,668	266,131

	1,815,916	2,195,168	5,291,378	12,447,672

OPERATING LOSS FROM DISCONTINUED OPERATIONS	(184,386)	(253,167)	(228,517)	(1,463,852)

Interest expense	1,109	5,332	(3,275)	8,925

Loss from discontinued operations before income tax provision	(185,495)	(258,499)	(225,242)	(1,472,777)

Income tax (benefit) provision	-	(199,175)	-	70,689

Loss from discontinued operations, net of tax	(185,495)	(59,324)	(225,242)	(1,543,466)

(Loss) gain from disposal	(104,446)	(12,880)	(104,446)	1,826,539

TOTAL (LOSS) INCOME FROM DISCONTINUED OPERATIONS	$(289,941)	$(72,204)	$(329,688)	$283,073

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company incurred approximately $55,000 of expenses directly associated with the asset sales of the Hartford and Lakewood Operations.

There were no assets or liabilities included in the condensed consolidated balance sheet for the Hartford and Lakewood Operations at January 31, 2014 or April 30, 2013.

The following table summarizes the assets and liabilities held for sale:

	January 31, 2014	April 30, 2013
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$185,879	$494,471
Accounts receivable, net of allowance	1,351,696	1,277,120
Costs and estimated earnings in excess of billings on uncompleted contracts	99,165	69,488
Prepaid expenses and other current assets	70,592	64,370
Total current assets held for sale	1,707,332	1,905,449

PROPERTY AND EQUIPMENT, net	159,615	298,721

OTHER INTANGIBLE ASSETS, net	155,192	234,404

OTHER ASSETS	14,918	17,704
Total other assets held for sale	329,725	550,829

Total assets held for sale	$2,037,057	$2,456,278

LIABILITIES
Accounts payable and accrued expenses	$705,931	$662,437
Billings in excess of costs and estimated earnings on uncompleted contracts	83,624	23,194
Total liabilities held for sale	$789,555	$685,631

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Other payable to Zurich

On July 12, 2012, the Company executed the Financing Agreement with Zurich. Under the terms of the Zurich Agreement, Zurich advanced the Company $793,927 for the payment of labor and labor-related benefits to assist in completing the project contract with the Owner of Cooper Project. The Cooper Project is a $16.2 million project completed by the Company’s Trenton Operations. Zurich and its affiliate Fidelity and Deposit Company of Maryland (F&D), as surety, issued certain performance and payment bonds on behalf of the Owner in regard to the Company’s work on this project. The Company was to repay Zurich the financial advances by September 2012; however the Company was in default under the Financing Agreement as it had not repaid Zurich the $793,927 and Zurich paid certain of the Company’s vendors pursuant to Zurich’s obligations under its payment bond on the Cooper Project. As a result, a letter of direction was sent to the Owner requesting that all current and future amounts to be paid on the contract be assigned and paid to Zurich directly.

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

On April 17, 2013, the Company executed the Forbearance Agreement with Zurich, which supersedes the Financing Agreement. As of April 16, 2013, the total Loss Amount due Zurich under the Forbearance Agreement less payments received by Zurich was $2,836,668. Under the Forbearance Agreement, among other things, the parties have agreed to the following payments which will be credited against the Loss Amount owed to Zurich by the Company: (1) the Company shall make monthly payments to Zurich of $25,000 due upon the fifth of each month, up to and including December 5, 2013 (the Interim Liability Payments); (2) Zurich is to receive any and all amounts due under the contracts for which Zurich has issued one or more bonds (the Customer Payments); and (3) the Claim, up to the Loss Amount as it exists at the time. As of January 31, 2014, the net Other Payable for the Loss Amount owed Zurich under the Forbearance Agreement was $1,533,757, which includes the initial Interim Liability Payments of $25,000 per month, and $1,090,604 of additional contract accounts receivable representing future Customer Payments and $22,922 of additional accounts payable assigned to Zurich which were reclassed from consolidated accounts receivable and accounts payable, respectively.

Each or any of the following shall constitute an event of default under the Forbearance Agreement: (a) failure by the Company to make any of the Interim Liability Payments; (b) failure by the Company to remit any Customer Payments received; (c) the failure by the Company or the Owner to remit the proceeds of the Claim to Zurich; and (d) any Loss Amount that still exists as of December 31, 2013. If an event of default occurs, Zurich is authorized to confess judgment against the Company, however the entry of any judgment by confession shall not constitute a waiver or release of any of Zurich’s rights under the Indemnity Agreement. The Company is currently in default under the Forbearance Agreement due to the failure to: (1) pay the monthly Interim Liability Payment of $25,000 per month since  December 1, 2013; and (2)  pay the Loss Amount of $1,533,757 due December 31, 2013 under the Forbearance Agreement.  The Company is currently in discussions with Zurich for the settlement of the Loss Amount due under the Forbearance Agreement.  There can be no assurance that the Company will be successful in settling with Zurich the Loss Amount due.

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

NOTE 14 - EXECUTIVE MANAGEMENT CHANGES

Andrew Hidalgo Separation

On July 24, 2013, the Company entered into a separation agreement (the Separation Agreement) with Andrew Hidalgo (Hidalgo), the Company’s former President, Chief Executive Officer and a member of the board of directors. Pursuant to the Separation Agreement, Hidalgo resigned effective at the close of business on July 30, 2013 (the Termination Date), as the President, Chief Executive Officer and a member of the board of directors of the Company and from all officer and director positions with all of the Company’s subsidiaries. As a result of the Separation Agreement, the Company recorded a one-time charge for severance expense of $1,474,277 for the nine months ended January 31, 2014.  As of January 31, 2014, the balance of accrued severance expense due Hidalgo is $1,300,000.

On September 19, 2013, the Company and Turquino, whose managing member is Hidalgo, entered into the Agreement to sell 100% of the shares of Pride to Turquino for $1,400,000 as more fully described in Note 12, “Discontinued Operations”. Until the date of closing of the Agreement the Company shall continue to pay Hidalgo his current base salary of $325,000 per year through the Company’s normal payroll process. At the closing date, the Company shall make the final Severance Payment, net of applicable taxes, and shall apply the net after tax Severance Payment as partial payment towards the purchase price for Pride.  The cash difference between the after tax Severance Payment and the purchase price shall be paid to the Company at the closing date.

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

NOTE 15 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date that the condensed consolidated financial statements were issued.  All appropriate subsequent event disclosures, if any, have been made in the notes to the condensed consolidated financial statements.

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

Overview

We offer low voltage communication infrastructure in the public services, healthcare, energy and corporate enterprise markets with approximately 250 employees in five (5) operations centers on three continents, and are developing a Bitcoin trading platform.

Recent Developments

Acquisition of BTX Software

On December 17, 2013, we entered into various agreements, as more fully described below, which are expected to add a new line of business and reporting segment to our existing operations. We acquired software technology in the emerging Bitcoin industry in early-stage beta testing of a cross-exchange trading technology platform that provides access to ninety percent of publicly available Bitcoin liquidity, or the BTX Software.  The BTX Software enables users to make informed decisions by providing aggregated and curated market data from all major trading venues.

BTX was formed in the state of Delaware on December 4, 2013.  In connection with the formation of BTX, certain investors who previously purchased Notes contributed an aggregate of (i) $439,408 of Notes, along with all rights under the related securities purchase agreement, security and pledge agreement and registration rights agreement (other than the Exchange Cap Allocation and Authorized Share Allocation, as such terms are defined in the Notes) (such $439,408 of Contributed Notes) and (ii) $1,185,000 in cash, as their initial capital contributions to BTX.  On December 17, 2013, BTX purchased the BTX Software and related intellectual property rights from Divya Thakur and Ilya Subkhankulov in consideration for (i) the assignment of the Contributed Notes and (ii) the BTX Note.  BTX’s obligations under the BTX Note are secured by the assets of BTX pursuant to a Security Agreement.

On December 17, 2013, we entered into the BTX Purchase Agreement with the Investors pursuant to which we sold an aggregate of 2,438 shares of our Series E Convertible Preferred Stock and BTX Warrants to purchase up to an aggregate of 1,500,000 shares of Common Stock.  As consideration for the purchase of the Securities, the Investors sold their collective interests in BTX to us, which interests constituted 100% of the outstanding membership interests of BTX, causing BTX to become a wholly owned subsidiary of WPCS.

Each share of Series E Preferred Stock has a stated value of $1,000 and is convertible into shares of Common Stock equal to the stated value (and all accrued but unpaid dividends) divided by the conversion price of $3.50 per share (subject to adjustment in the event of stock splits and dividends).  The Series E Preferred Stock accrues dividends at a rate of 12% per annum, payable quarterly in arrears in cash or in kind, subject to certain conditions being met.  The Series E Preferred Stock contains a seven year Make-Whole provision such that if the Series E Preferred Stock is converted prior to the seventh anniversary of the date of original issuance, the holder will be entitled to receive the remaining amount of dividends that would have accrued from the conversion until such seventh year anniversary.  We are prohibited from effecting the conversion of the Series E Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 9.99%, in the aggregate, of the issued and outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series E Preferred Stock.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The BTX Warrants have an initial exercise price of $5.00 per share (subject to adjustment in the event of stock splits and dividends)  and are exercisable on a “cashless” basis beginning six months after the date of issuance if there is not then an effective registration statement covering the resale of the shares of Common Stock underlying the BTX Warrants.

Pursuant to the Purchase Agreement, we agreed to use our reasonable best efforts to obtain  stockholders’ approval at the next annual stockholder meeting or a special meeting of stockholders for (i) the increase of the number of shares of Common Stock authorized for issuance to 75,000,000 and (ii) the issuance of all of the securities issuable pursuant to the Purchase Agreement (Stockholder Approval). The Company agreed to seek to obtain Stockholder Approval by April 30, 2014. If, despite our reasonable best efforts Stockholder Approval is not obtained on or prior to April 30, 2014, we agreed to cause an additional annual stockholder meeting to be held annually at which Stockholder Approval will be sought (or if no Annual Meeting of stockholders of WPCS is held in any given year, to seek such approval at a special meeting of stockholders of WPCS in such given year) until such Stockholder Approval is obtained.

Accounting Treatment of BTX

For accounting purposes, BTX was not a business at the time of the acquisition.  We recorded the transaction for the acquisition of the BTX Software as capitalized software costs.

We determined that the capitalized acquisition cost of the BTX Software was $3,100,302, based on the fair value of the consideration transferred.  The cost of the asset purchase was based on the fair value of the Series E Preferred Stock, fair value of the BTX Warrants, and assumption of the $500,000 BTX Note, offset by the cash received of $1,185,000.

For the three months ended January 31, 2014, we capitalized additional software development costs related to the BTX Software of $24,439.

Note and Warrant Amendments

On October 25, 2013, we entered into the Amendment with the Buyers of the Notes and Warrants that were sold pursuant to a securities purchase agreement dated December 4, 2012. Pursuant to the Amendment, the Buyers exchanged 154,961 of their Warrants for 38,740 shares of common stock and warrants to purchase 154,961 shares of common stock, or the Exchange Warrants. Effectively, for every four Warrants surrendered, the Buyers received a unit of four Exchange Warrants and one Share. It was determined that the Black-Scholes value of one warrant being exchanged was equal to $1.83, resulting in four Warrants being equal to $7.32 and the parties valued the unit at a price of $7.52.  As a result, the Shares issued were calculated at $0.20, and by the operation of the terms of the Notes, the conversion price of the Notes automatically adjusted to $0.20.  The Exchange Warrants are exercisable for a period of five years from the date of issuance of the original Warrants at an initial exercise price of $2.1539 per share. The exercise price will only adjust in the event of any future stock splits or dividends.

Pursuant to the Amendment, the Buyers permanently waived, effective as of October 24, 2013, various provisions of the remaining 2,119,835 Warrants, including the anti-dilution protection from the issuance of securities at a price lower than the Exercise Price, the adjustment to market price on the first anniversary of the date of issuance of the Warrants and the Black-Scholes valuation upon the occurrence of a Fundamental Transaction (as defined in the Warrants). As a result of these waivers, the exercise price of the Warrants will only adjust in the event of any future stock splits or dividends.   The Exercise Price of the 2,119,835 Warrants and 154,961 Exchange Warrants remains at $2.1539 per share. After the Amendment, the Warrants and Exchange Warrants have the same terms, conditions and rights.

Effective October 31, 2013, the Company entered into the Note Amendment with the Buyers. The Note Amendment eliminated certain features of the Notes which would otherwise result in substantial accounting charges to the Company.

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

Prior to the Note Amendment, if an event of default existed under the Notes, the Buyers would have been entitled to redeem $3,400,000 in aggregate principal and interest of the Notes for a redemption price equal to the greater of 125% of (x) the deemed value of the shares of common stock underlying the Note (the Intrinsic Value) and (y) the outstanding principal and unpaid interest under the Notes (the Base Value). The Note Amendment reduces and fixes the event of default redemption price by eliminating the Intrinsic Value calculation and modifying the Base Value calculation and interest rate to more accurately make-whole the holders of the Notes from the loss of interest from an early redemption of the Notes and the decreased value of the Notes without such Intrinsic Value rights. As revised, the event of default redemption amount equals the sum of the Conversion Amount (as defined in the Notes) to be redeemed, plus a make-whole amount equal to the amount of any interest that, but for any redemption of the Notes on such given date, would have accrued with respect to the Conversion Amount being redeemed under the Notes at the interest rate then in effect for the period from such given date through October 31, 2023, the amended maturity date of the Notes, discounted to the present value of such interest using a discount rate of 2.5% per annum. As a result, the fixed value of the event of default redemption price was approximately $10,900,000 at the time of the Note Amendment.  As a result of Note conversions during the third fiscal quarter, the value of the event of default redemption price was approximately $2,800,000 as of January 31, 2014.  In addition, the interest rate of the Notes was amended to 15% per annum, subject to increase to 25% per annum if an event of default occurs and is continuing.

As a result of the significant modifications of the Notes, we determined that the Notes were extinguished and new Notes were issued. In connection with this modification, we compared the present value of the beneficial conversion features of the Notes to the new Notes. We determined that the present value of the new Notes exceeded the present value of the old Notes by more than 10%, which resulted in the application of extinguishment accounting. The modification of the Note resulted in the debt instruments being exchanged with substantially different terms and extinguishment accounting was applied resulting in a loss on extinguishment of debt for the unamortized discount related to the Notes of $1,299,304.  In addition, we recorded a new debt discount based on the fixed conversion rate and exercise price of $0.20 per share of $3,400,000 related to the remaining proceeds of the new Notes.

NASDAQ Compliance

On November 14, 2013, we received a letter from The NASDAQ Hearings Panel (the Panel) informing us that we had regained compliance with NASDAQ Listing Rule 5550(b) (1), the minimum stockholders’ equity rule. As a result, the Panel determined that we are in compliance with all applicable listing standards required for listing on The NASDAQ Capital Market, and accordingly, the Panel determined to continue the listing of the Company’s securities on The NASDAQ Stock Market.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of the Amendment and Note Amendment effective as of October 31, 2013, the exercise price of the Notes were fixed at $0.20 per share, and will only adjust in the event of any future stock splits or dividends, and the redemption price of the Notes in the event of default was fixed at approximately $10,900,000 at the time of the Note Amendment.  As a result of the Note conversions during the third fiscal quarter, the value of the event of default redemption price was approximately $2,800,000 as of January 31, 2014.  In addition, the exercise price of the Warrants was fixed at $2.1539 per share, and will only adjust in the event of any future stock splits or dividends.  As a result, we determined that the Notes and Warrants no longer contained the provisions that required bifurcation of the embedded derivatives and the classification was changed from liability to an equity instrument.  This resulted in extinguishment of the derivative liabilities.  Accordingly, we reclassified the total former derivative liability related to the Notes and Warrants of $7,094,000 to additional paid-in capital at October 31, 2013, allowing us to regain compliance with the minimum stockholder equity NASDAQ listing requirement.

Sale of Pride Operations

On September 19, 2013, we entered into the Agreement to sell 100% of the shares of Pride to Turquino, whose managing member is Andrew Hidalgo (Hidalgo), our former President, Chief Executive Officer and member of the board of directors, for $1,400,000.  Until the date of closing of the Agreement, we shall continue to pay Hidalgo his current base salary of $325,000 per year through our normal payroll process, pursuant to the Separation Agreement previously entered into with Hidalgo. As of January 31, 2014, the balance of the accrued severance expense due Hidalgo is $1,300,000.  At the closing date, we shall make the final Severance Payment, net of applicable taxes, and shall apply the net after tax Severance Payment as partial payment towards the purchase price for Pride.  The cash difference between the after tax Severance Payment and the purchase price shall be paid to the Company at the closing date.

The Agreement contains a number of conditions to closing, including but not limited to the following: (i)  each of the Company and Turquino shall have performed and complied with all terms of the Agreement required to be performed or complied with by it at or prior to the Closing Date; (ii) no action or proceeding by or before any governmental authority shall have been instituted or threatened (and not subsequently dismissed, settled or otherwise terminated) which might restrain, prohibit or invalidate any of the transactions contemplated by the Agreement, other than an action or proceeding instituted or threatened by a party or any of its affiliates; (iii) the representations and warranties contained in made by each of the Company and Turquino to each other shall be true and correct in all material respects on the closing date as though made on and as of the closing date; (iv) the Company obtaining a fairness opinion that the Purchase Price is fair; and (v) the Company has obtained shareholder approval, if required.  To date, the Company and Turquino have completed all of the closing conditions,  except for the Company obtaining shareholder approval.  It is anticipated that the Agreement will be closed on or about April 30, 2014.

Zurich Forbearance Agreement

On July 12, 2012, we executed the Financing Agreement with Zurich, to assist in the completion of the project contract with the Owner of Cooper Project. On April 17, 2013, we executed the Forbearance Agreement with Zurich, which supersedes the Financing Agreement. We are currently in default under the Forbearance Agreement due to our failure to: (1) pay the monthly Interim Liability Payment of $25,000 per month since December 1, 2013; and (2) pay the Loss Amount of $1,533,757 that was due December 31, 2013 under the Forbearance Agreement.  We are currently in discussions with Zurich for the settlement of the Loss Amount due under the Forbearance Agreement.  There can be no assurance that we will be successful in settling with Zurich the Loss Amount due.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Reporting

As part of our acquisition of the BTX Software and the expected addition of a related new line of business, we have reorganized our operating segments to correspond to our primary service lines: communications infrastructure contracting services and Bitcoin trading platform.  Accordingly, we have reclassified the reporting of our segment results under these two reporting segments in this Form 10-Q for the three and nine months ended January 31, 2014 and 2013.

Communications Infrastructure Contracting Services

Strategy

We offer our low voltage communications infrastructure contracting services to the public services, healthcare, energy and corporate enterprise markets through our Suisun City, Seattle and China Operations.

We provide an integrated approach to project coordination that creates cost-effective solutions. Corporations, government entities, healthcare organizations and educational institutions depend on the reliability and accuracy of voice, data and video communications. However, the potential for this new technology cannot be realized without the right infrastructure to support the convergence of technology. In this regard, we create integrated building systems, including the installation of advanced structured cabling systems. We specialize in wireless technology or combination of various technologies to develop a cost effective network for a customer's wireless communication requirements. This includes Wi-Fi networks, point-to-point systems, cellular networks, in-building systems and two-way communication systems. We support the integration of telecommunications, life safety, security and HVAC in an environmentally safe manner and design for future growth by building in additional capacity for expansion as new capabilities are added.

Finally, we have expertise in the construction and maintenance of pipelines in our China Operations for natural gas and petroleum transmission. This includes experience in transmission infrastructure, horizontal directional drilling and rock trenching. In addition, we offer trenching services for power lines, telecommunications and water lines. Our services are performed with minimal ground disruption and environmental impact.

Industry Trends

We focus on markets such as public services, healthcare, energy and international which continue to show growth potential.

•	Public services. We provide communications infrastructure for public services which include utilities, education, military and transportation infrastructure. We believe there is an active market for communications infrastructure in the public service sector due to the need to create cost efficiencies through the implementation of new communications technology.

•	Healthcare. We provide communications infrastructure for hospitals and medical centers. In the healthcare market, the aging population is resulting in demands for upgraded and additional hospital infrastructure. New construction and renovations are occurring for hospitals domestically and internationally. In addition, there is a need to reduce the cost of delivering healthcare by implementing new communications technology. Our services include electrical power, structured cabling, security systems, life safety systems, environmental controls and communication systems.

•	Energy. We provide communications infrastructure for petrochemical, natural gas and electric utility companies as well as renewable energy systems for various entities. The need to deliver basic energy more efficiently and to create new energy sources is driving the growth in energy construction. This creates opportunities to upgrade and deploy new communications technology and design and build renewable energy solutions.

•	International. We provide communications infrastructure internationally for a variety of companies and government entities. China is spending on building its internal infrastructure. China has experienced positive GDP growth rates. The total international revenue was approximately 17.3% and 12.5% for the nine months ended January 31, 2014 and 2013, respectively.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Bitcoin Trading Platform

Strategy

BTX was founded to focus on two product categories within the Bitcoin market; (i) trading systems; and (ii) exchanges.

BTX’s current business strategy is to continue to implement advanced trading algorithms for bitcoin traders.  BTX expects to generate revenue from the trading systems by offering users advanced Bitcoin trading algorithms and strategies that are not currently available.  The trading system is a cloud-hosted service that is in an early beta stage.  It incorporates some high-end features traders may be familiar with from other asset classes, including access to reliable and curated market data, and utilizing sophisticated market data visualization tools such as advanced charting, trading blotters, tick charts and consolidated level 2 order books.    BTX believes it is currently the only product that offers trading integration against the largest Bitcoin exchanges, allowing users to see liquidity across all platforms, route orders to the best platforms, and identify possible arbitrage opportunities across platforms.  Additionally, it allows users to place synthetic stop loss orders against those exchanges, to hedge against Bitcoin price volatility, which we believe is a feature not available on any other current software.

BTX’s future strategy is to open a Bitcoin exchange to allow low-latency execution of trades in Bitcoin, where it expects to generate revenue on the inflows and outflows of Bitcoin trading. BTX’s model is to combine the best features of its competitors and provide features found nowhere else.  So, while other platforms may offer multi-exchange integration, BTX intends to route to more exchanges, and allow synthetic stop-loss orders on top of them.  BTX expects to initially launch in a jurisdiction where the regulations surrounding Bitcoin are clear, with a long-term strategy of moving into the United States, following a clearer understanding and development of the regulatory and compliance environment in the U.S.  We will ensure compliance in all jurisdictions that we may operate a future Bitcoin exchange.

Industry Trends

Bitcoin is a digital or virtual currency that uses peer-to-peer technology to facilitate instant payments. Bitcoin is a type of alternative currency known as a cryptocurrency, which uses cryptography for security, making it difficult to counterfeit. Bitcoin issuance and transactions are carried out collectively by the network, with no central authority, and allows users to make secure, verified transfers.   We believe the market opportunities for Bitcoin are poised for significant growth in the future.  Bitcoin is an accepted form of payment by a growing, but still limited number of businesses, while governments and regulators are beginning to create more regulation and structure to legitimize it as a currency.  The opportunities as an asset class, a currency and a money transfer mechanism can make Bitcoin an important alternative in the financial currency space.

The total number of Bitcoins that will be issued is capped at 21 million to ensure they are not devalued by limitless supply. They are divisible to 8 decimal places.  Bitcoins exist only in digital form and can be bought with traditional currency through the internet.  Users store their Bitcoins in a digital wallet, while transactions are verified by a digital signature known as a public-encryption key. The first Bitcoin specification and proof-of-concept was published in 2009 by an individual or individuals under the pseudonym Satoshi Nakamoto. Bitcoins are created through a “mining” process that involves programmers solving complex math problems with the computers in this network; this process currently creates 25 Bitcoins every 10 minutes. The limit of 21 million is expected to be reached in the year 2140, after which the total number of Bitcoins will remain unchanged.

A basic premise underpinning the Bitcoin is that because it is decentralized and not issued by government, it is supposedly free from interference and manipulation, in stark contrast to the world’s fiat currencies. However, these same features confer significant disadvantages on the Bitcoin. Since it is a virtual currency, it cannot be stored in physical form. Bitcoin businesses are subject to substantial risks and uncertainties associated with any new and emerging business and technology, including regulatory uncertainty. While the business of BTX is initially not believed to be subject to government regulation as it relies principally upon activity involving other Bitcoin businesses, we intend to expand BTX’s activities in the Bitcoin industry in a manner that will likely subject certain aspects of the business to future governmental regulation.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Regulatory changes or actions may alter the nature of an investment in Bitcoins or restrict the use of Bitcoins in a manner that adversely affects BTX. Until recently, little or no regulatory attention has been directed toward Bitcoins by U.S. federal and state governments, foreign governments and self-regulatory agencies. As Bitcoins have grown in popularity and in market size, the U.S. Congress and certain U.S. agencies (e.g., FinCEN and the Federal Bureau of Investigation) have begun to examine the operations of Bitcoin networks, Bitcoin users and the Bitcoin market in general. Local state regulators such as the California Department of Financial Institutions and the New York State Department of Financial Services have also initiated examinations of Bitcoin. Additionally, a US federal magistrate judge in the U.S. District Court for the Eastern District of Texas has ruled that “Bitcoin is a currency or form of money,” although there is no indication yet whether other courts or federal or state regulators will follow the federal magistrate’s opinion. There is a possibility of future regulatory change altering, perhaps to a material extent, the nature of BTX’s business or our ability to continue to operate a Bitcoin business. Currently, neither the SEC nor the U.S. Commodity Futures Trading Commission has formally asserted regulatory authority over the Bitcoin trading and ownership. To the extent that Bitcoins are determined to be a security, commodity future or other regulated asset, or to the extent that a U.S. or foreign government or quasi-governmental agency exerts regulatory authority over our Bitcoin activities, or trading or ownership of Bitcoins, we may be adversely affected.

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year:

In regards to our financial results for the three months ended January 31, 2014, we generated revenue of approximately $8.3 million, an increase of 9.5% compared to revenue of $7.6 million for the same period in the prior year, as a result of increased project revenue in our contracting services segment from our Suisun City and China Operations.  This increase was offset by an $835,000 decrease in revenue in our Trenton Operations due to the strategic wind-down of this unprofitable operation in fiscal 2014.  Excluding the decrease for the Trenton Operations, the effective increase in revenue from the remaining operations was approximately 23.2%.

We generated a net loss to common shareholders of approximately $3,586,000 or $0.55 per diluted common share for the three months ended January 31, 2014, which includes non-cash interest expense charges of approximately $2,524,000 related to the amortization of Notes discount from the conversion of Notes during the third fiscal quarter. The non-cash charges have no impact on our operating income or cash flows.  The net loss includes a loss from discontinued operations for the Australia, Lakewood and Hartford Operations of approximately $290,000 or $0.04 per diluted common share.   In addition, the net loss includes operating losses from the initial start-up of the Bitcoin trading segment of approximately $347,000 and the operating losses from the wind-down of the Trenton Operation of approximately $248,000.

The net loss to common shareholders for the three months ended January 31, 2014 compares to a net loss of approximately $1,224,000, or $1.24 per diluted common share for the three months ended January 31, 2013, which includes a loss from discontinued operations for the Lakewood, Hartford, and Australia Operations of approximately $72,000, or $0.08 per diluted common share.  In our continuing operations, for the three months ended January 31, 2013, we incurred a net loss of approximately $1,152,000, or $1.16 per diluted common share.  The net loss also includes non-recurring operating income of approximately $117,000 from the Trenton Operation as a result of our wind-down of the operation during this fiscal year.

In regards to our financial results for the nine months ended January 31, 2014, we generated revenue of approximately $23.5 million, compared to revenue of $26.8 million for the same period in the prior year.  This decrease in revenue was due primarily to an $8.1 million decrease in revenue in our Trenton Operations due to the strategic wind-down of this unprofitable operation in fiscal 2014.  Excluding the decrease for the Trenton Operations, the effective increase in revenue from the remaining Suisun City, Seattle and China Operations was approximately 26.1%, including an increase in revenue from the remaining domestic operations of 27.3%.

We generated a net loss to common shareholders of approximately $9,952,000, or $3.41 per diluted common share, which includes one-time charges of approximately $1,474,000 related to severance expense recorded per the  Separation Agreement with Hidalgo, approximately $4,279,000 related to the non-cash interest expense for the amortization of Notes discount and expenses from the conversion of Notes and the Amendment and Note Amendment, $1,299,000 related to the loss on extinguishment of the old Notes, and $834,000 related to the final change in fair value of the derivative liabilities associated with the Notes and Warrants, prior to the Amendment and Note Amendment which enabled us to reclassify the former derivative liabilities to stockholders’ equity.  The non-cash charges have no impact on our operating income or cash flows.  The net loss includes a loss from discontinued operations for the Australia, Lakewood and Hartford Operations of approximately $330,000 or $0.11 per diluted common share.  In addition, the net loss includes operating losses from the initial start-up of the Bitcoin trading segment of approximately $347,000 and the operating losses from the wind-down of the Trenton Operation of approximately $366,000.

The net loss to common shareholders for the nine months ended January 31, 2014 compares to a net loss of approximately $724,000, or $0.73 per diluted common share for the nine months ended January 31, 2013, which includes income from discontinued operations for the Lakewood, Hartford, and Australia Operations of approximately $283,000, or $0.28 per diluted common share.  In our continuing operations, for the nine months ended January 31, 2013, we incurred a net loss of approximately $1,007,000, or $1.01 per diluted common share. The net loss also includes non-recurring operating income of approximately $997,000 from the Trenton Operation  primarily as a result of non-recurring change order revenue related to the Cooper Project, for costs accrued in prior periods.

The markets we serve in public services, healthcare, and energy continue to afford opportunities to grow our business. Two of our most important economic indicators for measuring our future revenue producing capability and demand for our services continue to be our backlog and bid list. For comparative purposes our backlog and bid list for prior periods only includes our continuing operations. Our backlog of unfilled orders was approximately $24.0 million at January 31, 2014, compared to backlog of $25.4 million at October 31, 2013, and $27.0 million at January 31, 2013.

Our bid list, which represents project bids under proposal for new and existing customers, was approximately $44.9 million at January 31, 2014, compared to approximately $40.5 million at October 31, 2013 and $43.9 million at January 31, 2013.  Our goal is to convert more of these bids into contract awards and to increase our backlog in the quarters ahead.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We believe our low voltage communication infrastructure contracting services for public services, healthcare, energy and corporate enterprise markets will create additional opportunities both domestically and internationally. We believe that the ability to provide comprehensive communications infrastructure contracting services gives us a competitive advantage. In regards to strategic development, our focus is on organic growth opportunities and we feel optimistic about the markets we serve as evidenced by our new contract awards and customers continuing to seek bids from us, due to our experience in these markets.

While we continue to consider and develop organic growth opportunities, we are also seeking opportunities to improve our balance sheet.  We have sought a number of opportunities for improvement, including the execution of an aggressive plan over the past several months to stabilize the operations and cash flows of the business and have reduced operating costs.  In addition, we considered the divestiture of underperforming operations, as evidenced by the sale of the Pride Operations described above, and the wind-down of the unprofitable Trenton Operations.  The restructuring of the Notes and Warrants has enabled us to eliminate the former derivative liabilities and rebuild our stockholders’ equity to regain compliance with the NASDAQ minimum stockholder equity requirements.

We are formalizing our plans and undertaking several initiatives to launch the BTX segment.  Over the coming weeks and months, we intend to continue to enhance the functionality of the trading platform for our beta users, including: (i) broader platform accessibility via web and mobile applications; (ii) integration with other exchanges and digital currencies; and, (iii) new features, such as commission estimates and profit & loss tracking. While we will disclose our BTX revenue model at a future date, we are still projecting an official launch of the BTX platform in the second quarter of calendar 2014.

From a balance sheet standpoint, we have improved our working capital position by approximately $2.6 million at January 31, 2014.  Working capital has increased from a deficit of approximately $500,000 at April 30, 2013 to approximately $2.1 million at January 31, 2014, which consisted of current assets of approximately $16.6 million, and current liabilities of approximately $14.5 million.

In addition, our total equity has increased by approximately $8.1 million at January 31, 2014 as compared to April 30, 2013.  Total equity increased from a deficit of approximately $927,000 at April 30, 2013 to equity of approximately $7.2 million at January 31, 2014.  The increase in equity is due primarily to the Amendment and Note Amendment described above to extinguish the former derivative liabilities, and the issuance of the Series E Preferred Stock and BTX Warrants in connection with the acquisition of the BTX Software.

As a result, we believe that all of these actions provide us with an opportunity to deliver improved shareholder value in the future.

Results of Operations for the Three Months Ended January 31, 2014 Compared to the Three Months Ended January 31, 2013

Consolidated results for the three months ended January 31, 2014 and 2013 were as follows:

	Three Months Ended January 31,

	2014		2013

REVENUE	$8,296,132	100.0%	$7,573,275	100.0%

COSTS AND EXPENSES:
Cost of revenue	6,227,892	75.1%	5,173,016	68.3%
Selling, general and administrative expenses	2,278,433	27.5%	1,674,268	22.1%
Depreciation and amortization	214,212	2.5%	268,388	3.5%

Total costs and expenses	8,720,537	105.1%	7,115,672	93.9%

OPERATING (LOSS) INCOME	(424,405)	(5.1)%	457,603	6.1%

OTHER EXPENSE (INCOME):
Interest expense	2,680,909	31.9%	867,362	11.5%
Change in fair value of derivative liabilities	-	0.0%	702,574	9.3%

Loss from continuing operations before income tax provision (benefit)	(3,105,314)	(37.0)%	(1,112,333)	(14.7)%

Income tax provision (benefit)	104,225	1.3%	(14,556)	(0.2)%

LOSS FROM CONTINUING OPERATIONS	(3,209,539)	(38.3)%	(1,097,777)	(14.5)%

Discontinued operations
Loss from operations of discontinued operations, net of tax	(185,495)	(2.2)%	(59,324)	(0.8)%
Loss from disposal	(104,446)	(1.2)%	(12,880)	(0.2)%
Loss from discontinued operations, net of tax	(289,941)	(3.4)%	(72,204)	(1.0)%

CONSOLIDATED NET LOSS	(3,499,480)	(41.7)%	(1,169,981)	(15.5)%

Net income attributable to noncontrolling interest	49,439	0.5%	54,317	0.7%

NET LOSS ATTRIBUTABLE TO WPCS	$(3,548,919)	(42.3)%	$(1,224,298)	(16.2)%

Dividend declared on preferred stock	(36,993)	(0.5)%	-	0.0%

NET LOSS ATTRIBUTABLE TO WPCS COMMON SHAREHOLDERS	$(3,585,912)	(42.8)%	$(1,224,298)	(16.2)%

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Revenue for the three months ended January 31, 2014 was approximately $8,296,000, as compared to approximately $7,573,000 for the three months ended January 31, 2013.  The increase in revenue is due primarily to increases in contracting services project revenue in our Suisun City and China Operations from new project awards recognized as revenue as compared to the same period in the prior year.  There was no revenue for the Bitcoin trading platform segment.  For the three months ended January 31, 2014 and 2013, there were no customers who comprised more than 10% of consolidated total revenue.

Cost of Revenue

Cost of revenue consists of direct costs on contracts: materials, direct labor, third party subcontractor services, union benefits and other overhead costs.  Our cost of revenue was approximately $6,228,000, or 75.1%, of revenue for the three months ended January 31, 2014, compared to $5,173,000, or 68.3%, for the same period of the prior year.  The increase in total cost of revenue was due to the increase in revenue as compared the same period in the prior year.  The increase as a percentage of revenue is primarily due to the revenue blend of project work completed during the quarter.

Selling, General and Administrative Expenses

For the three months ended January 31, 2014, total selling, general and administrative expenses were approximately $2,278,000, or 27.5%, of total revenue compared to $1,674,000, or 22.1%, of revenue for the prior period. Included in selling, general and administrative expenses for the three months ended January 31, 2014 were salaries, commissions, payroll taxes and other employee benefits incurred in the normal course of business of $1,157,000, which was a $251,000 increase compared to the prior period due primarily to the BTX signing bonuses incurred for the hiring of new employees in the current period. Professional fees were $311,000, which include on-going accounting, legal and investor relations fees.  The increase in professional fees was due primarily to legal costs incurred in connection with the acquisition of the BTX Software, and consulting fees related to the Giordano Agreement.  Insurance costs were $214,000 and rent for office facilities was $203,000. Automobile and other travel expenses were $183,000. Other selling, general and administrative expenses totaled $210,000. For the three months ended January 31, 2014, total selling, general and administrative expenses for the contracting services and Bitcoin segments were approximately $1,343,000 and $347,000, respectively, with the balance of approximately $588,000 pertaining to corporate expenses.

For the three months ended January 31, 2013, total selling, general and administrative expenses were approximately $1,674,000, or 22.1%, of total revenue. Included in selling, general and administrative expenses for the three months ended January 31, 2013 was $906,000 for salaries, commissions, payroll taxes and other employee benefits. Professional fees were $146,000, which include accounting, legal and investor relation fees. Insurance costs were $177,000 and rent for office facilities was $93,000.  Automobile and other travel expenses were $213,000. Other selling, general and administrative expenses totaled $139,000. For the three months ended January 31, 2013, total selling, general and administrative expenses for the contracting services segment was approximately $1,256,000 with the balance of approximately $418,000 pertaining to corporate expenses.  The Bitcoin segment did not exist for the three months ended January 31, 2013.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Depreciation and Amortization

For the three months ended January 31, 2014 and 2013, depreciation was approximately $214,000 and $252,000, respectively.  The decrease in depreciation is due to the retirement of certain assets. The amortization of customer lists for the three months ended January 31, 2014 was $0 as compared to approximately $16,000 for the same period of the prior year. The net decrease in amortization was due primarily to certain customer lists being fully amortized in the prior period compared to the current period. Customer lists are amortized over a period of three to nine years from the date of their acquisitions

Interest Expense

For the three months ended January 31, 2014 and 2013, interest expense was approximately $2,681,000 and $867,000, respectively. The increase in interest expense is due primarily to the following:  noncash interest expense for the amortization of the debt discount for the Notes of $2,524,000 for the three months ended January 31, 2014, compared to $688,000 for the same period in the prior year.

Income Taxes

The actual income tax rate from continuing operations for the three months ended January 31, 2014 was 3.4% compared to 12.3% for same period in the prior year. The difference was primarily due to no tax benefit being claimed for Federal and state losses during the three months ended January 31, 2014. We recorded income tax expense of approximately $104,000  for our China Operations.

Loss from Discontinued Operations

As a result of the execution of the definitive purchase agreement for the divestiture of Pride on September 19, 2013, we have recorded the Australia Operations financial results as discontinued operations. As a result of the sale of the assets of the Hartford and Lakewood Operations on July 25, 2012, we recorded the financial results of these operations as discontinued operations. For the three months ended January 31, 2014 and 2013, we recorded losses from discontinued operations of approximately $290,000 and $72,000, respectively. Included in the loss from discontinued operations is a loss from disposal of approximately $104,000 and $13,000 of expenses directly related and associated with the sale of the assets of the Hartford and Lakewood Operations, respectively.

Net Loss Attributable to WPCS Common Shareholders

The net loss attributable to WPCS common shareholders was approximately $3,586,000 for the three months ended January 31, 2014. The net loss was net of Federal and state income tax provision of approximately $104,000 and dividend declared on the Series E Preferred Stock of approximately $37,000.

The net loss attributable to WPCS common shareholders was approximately $1,224,000 for the three months ended January 31, 2013. The net loss was net of Federal and state income tax benefit of approximately $15,000.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended January 31, 2014 Compared to the Nine Months Ended January 31, 2013

Consolidated results for the nine months ended January 31, 2014 and 2013 were as follows:

	Nine Months Ended
	January 31,
	2014		2013

REVENUE	$23,483,259	100.0%	$26,819,535	100.0%

COSTS AND EXPENSES:
Cost of revenue	17,574,888	74.8%	19,141,228	71.4%
Selling, general and administrative expenses	6,116,248	26.0%	5,830,550	21.7%
Severance expense	1,474,277	6.3%	-	-
Depreciation and amortization	672,164	2.9%	840,674	3.1%
Total costs and expenses	25,837,577	110.0%	25,812,452	96.2%

OPERATING (LOSS) INCOME	(2,354,318)	(10.0)%	1,007,083	3.8%

OTHER EXPENSE:
Interest expense	4,922,547	21.0%	1,308,375	4.9%
Loss on extinguishment of Notes	1,299,304	5.4%	-	-
Change in fair value of derivative liabilities	833,750	3.6%	702,574	2.6%

Loss from continuing operations before income tax provision	(9,409,919)	(40.0)%	(1,003,866)	(3.7)%

Income tax provision (benefit)	122,513	0.5%	(79,732)	(0.3)%

LOSS FROM CONTINUING OPERATIONS	(9,532,432)	(40.5)%	(924,134)	(3.4)%

Discontinued operations
Loss from operations of discontinued operations, net of tax	(225,242)	(1.0)%	(1,543,466)	(5.8)%
(Loss) gain from disposal	(104,446)	(0.4)%	1,826,539	6.8%
(Loss) income from discontinued operations, net of tax	(329,688)	(1.4)%	283,073	1.1%

CONSOLIDATED NET LOSS	(9,862,120)	(41.9)%	(641,061)	(2.3)%

Net income attributable to noncontrolling interest	52,873	0.2%	82,922	0.4%

NET LOSS ATTRIBUTABLE TO WPCS	$(9,914,993)	(42.1)%	$(723,983)	(2.7)%

Dividend declared on preferred stock	$(36,993)	(0.1)%	-	0.0%

NET LOSS ATTRIBUTABLE TO WPCS COMMON SHAREHOLDERS	$(9,951,986)	(42.2)%	$(723,983)	(2.7)%

Revenue

Revenue for the nine months ended January 31, 2014 was approximately $23,483,000, as compared to approximately $26,820,000 for the nine months ended January 31, 2013.  The decrease in revenue was due primarily to a reduction in revenue in the contracting services segment, as a result of the wind-down of the Trenton Operation during fiscal 2014. The prior period also included approximately $1,486,000 of change order revenue related to the Cooper Project. It is not expected that similar future projects will replace the Cooper Project or other larger projects that were completed in the prior period by the Trenton Operations.  There was no revenue for the Bitcoin segment.  For the nine months ended January 31, 2014, there were no customers who comprised more than 10% of consolidated total revenue.  For the nine months ended January 31, 2013, we had one customer, the Cooper Project, which comprised 20.5% of total revenue.

Cost of Revenue

Cost of revenue consists of direct costs on contracts: materials, direct labor, third party subcontractor services, union benefits and other overhead costs.  Our cost of revenue was approximately $17,575,000, or 74.8%, of revenue for the nine months ended January 31, 2014, compared to $19,141,000, or 71.4%, for the same period of the prior year.  The dollar decrease in our total cost of revenue is primarily due to the decrease in revenue during the nine months ended January 31, 2014.  The increase as a percentage of revenue is primarily due to the revenue blend of project work completed during the nine months. The prior period also included approximately $1,486,000 of change order revenue related to the Cooper Project, the costs of which were incurred in fiscal 2012.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses

For the nine months ended January 31, 2014, total selling, general and administrative expenses were approximately $6,116,000, or 26.0%, of total revenue compared to $5,831,000, or 21.7%, of revenue for the prior year. Included in selling, general and administrative expenses for the nine months ended January 31, 2014 were salaries, commissions, payroll taxes and other employee benefits incurred in the normal course of business of $2,930,000, which was a $118,000 decrease compared to the prior year due primarily to the lower salaries from cost reduction strategies, offset by BTX signing bonuses incurred in the third quarter of this fiscal year. Professional fees were $852,000, which include on-going accounting, legal and investor relations fees. The increase in professional fees was due primarily to legal costs incurred in connection with the acquisition of the BTX Software, consulting fees related to the Giordano Agreement and additional costs related to restoring the NASDAQ listing.  Insurance costs were $632,000 and rent for office facilities was $383,000.  The increase in insurance cost is due primarily to workers compensation insurance premium refunds received in the prior year.  Similar refunds have not yet been processed for the current fiscal year. Automobile and other travel expenses were $617,000. Other selling, general and administrative expenses totaled $702,000. For the nine months ended January 31, 2014, total selling, general and administrative expenses for the contracting services and BTX segments were approximately $3,851,000 and $347,000, respectively, with the balance of approximately $1,918,000 pertaining to corporate expenses.

For the nine months ended January 31, 2013, total selling, general and administrative expenses were approximately $5,831,000, or 21.7%, of total revenue. Included in selling, general and administrative expenses for the nine months ended January 31, 2013 was $3,048,000 for salaries, commissions, payroll taxes and other employee benefits. Professional fees were $676,000, which include accounting, legal and investor relation fees. Insurance costs were $470,000 and rent for office facilities was $285,000.  Automobile and other travel expenses were $724,000. Other selling, general and administrative expenses totaled $628,000. For the nine months ended January 31, 2013, total selling, general and administrative expenses for the contracting services segment was approximately $4,092,000 with the balance of approximately $1,739,000 pertaining to corporate expenses. The Bitcoin segment did not exist for the nine months ended January 31, 2013.

Severance Expense

                On July 24, 2013, we entered into the Separation Agreement with Hidalgo, our former President, Chief Executive Officer and a member of the board of directors. Pursuant to the Separation Agreement, Hidalgo resigned, effective on the Termination Date, as the President, Chief Executive Officer and a member of the board of directors of the Company and from all officer and director positions with all of our subsidiaries.  In connection with the Separation Agreement, we recorded a one-time charge of $1,474,277 related to the full severance obligation for the nine months ended January 31, 2014.

Depreciation and Amortization

For the nine months ended January 31, 2014 and 2013, depreciation was approximately $656,000 and $792,000, respectively.  The decrease in depreciation is due to the retirement of certain assets. The amortization of customer lists for the nine months ended January 31, 2014 was $16,000 as compared to $49,000 for the same period of the prior year. The net decrease in amortization was due primarily to certain customer lists being fully amortized in the prior period compared to the current period. Customer lists are amortized over a period of three to nine years from the date of their acquisitions.

Interest Expense

For the nine months ended January 31, 2014 and 2013, interest expense was approximately $4,923,000 and $1,308,000, respectively. The increase in interest expense is due primarily to noncash interest expense for the amortization of the debt discount for the Notes of approximately $4,279,000 for the nine months ended January 31, 2014.

Loss on Extinguishment of Notes

For the nine months ended January 31, 2014, the loss on extinguishment of Notes was approximately $1,299,000, as a result of the modification of the Notes, which resulted in the debt instruments being exchanged with substantially different terms and extinguishment accounting was applied.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Change in Fair Value of Derivative Liabilities

Prior to the Note and Warrant Amendments, we determined the fair value of the embedded conversion features of the Notes and the Warrants and record each of them as a discount to the Notes and each as a derivative liability. Accordingly, changes in the fair value of the derivatives are recognized and classified as an unrealized noncash gain or loss on the derivative financial instruments. For the nine months ended January 31, 2014, the increase in the fair value of the embedded conversion features of the Notes and Warrants was approximately $834,000 due to the increase in the market price of our common stock since April 30, 2013.

Income Taxes

The actual income tax rate from continuing operations for the nine months ended January 31, 2014 was 1.3% compared to 20.2% for same period in the prior year. The difference was primarily due to no tax benefit being claimed for Federal and state losses during the nine months ended January 31, 2014. We recorded income tax provision of approximately $104,000 for our China Operations for the nine months ended January 31, 2014.

 (Loss)Income from Discontinued Operations

As a result of the execution of the definitive purchase agreement for the divestiture of Pride on September 19, 2013, we have recorded the Australia Operations financial results as discontinued operations. As a result of the sale of the assets of the Hartford and Lakewood Operations on July 25, 2012, we recorded the financial results of these operations as discontinued operations. For the nine months ended January 31, 2014, we recorded a loss from discontinued operations of approximately $330,000, including a loss from disposal of $104,000 related to the Hartford and Lakewood Operations. For the nine months ended January 31, 2013, we recorded income from discontinued operations of approximately $283,000. Included in the income from discontinued operations is a gain from disposal of approximately $1,827,000 and $55,000 of expenses directly related associated with the sale of the assets of the Hartford and Lakewood Operations, respectively.

Net Loss Attributable to WPCS Common Shareholders

The net loss attributable to WPCS common shareholders was approximately $9,952,000 for the nine months ended January 31, 2014. The net loss was net of Federal and state income tax provision of approximately $123,000 and dividend declared on the Series E Preferred Stock of approximately $37,000.

The net loss attributable to WPCS common shareholders was approximately $724,000 for the nine months ended January 31, 2013. The net loss was net of Federal and state income tax benefit of approximately $80,000.

Liquidity and Capital Resources

At January 31, 2014, we had working capital of approximately $2,119,000, which consisted of current assets of approximately $16,658,000 and current liabilities of $14,539,000. The current liabilities as presented in the condensed consolidated balance sheet at January 31, 2014 include $1,300,000 of severance liability related to the Hidalgo Separation Agreement and the $1,533,757 Loss Amount due under the Zurich Forbearance Agreement. This compares to a working capital deficiency of approximately $484,000 at April 30, 2013.

Our cash and cash equivalents balance at January 31, 2014 was $2,069,450. Our working capital needs are influenced by our level of operations, and generally increase with higher levels of revenue.  Our sources of cash in the last several years have come from credit facility borrowings and sales of debt and equity securities. Our future operating results may be affected by a number of factors including our success in bidding on future contracts, ability to generate revenue and profits from the launch of the BTX trading platform, and our continued ability to manage our controllable operating costs effectively.  Our capital requirements depend on numerous factors, including the market for our services, additional software development costs for the launch of BTX, and the resources we devote to developing, marketing, selling and supporting our business, and the timing and extent of establishing additional markets and other factors.

Operating activities used approximately $1,162,000 in cash for the nine months ended January 31, 2014. The sources of cash from operating activities total approximately $11,899,000, comprised of approximately $7,427,000 of net noncash charges, a $1,869,000 decrease in restricted cash, a $1,300,000 increase in accrued severance expense for the Hidalgo Separation Agreement, a $680,000 increase in accounts payable and accrued expenses, a $323,000 decrease in net assets held for sale, a $180,000 increase in deferred revenue, an $83,000 decrease in estimated earnings in excess of billings on uncompleted contracts and a $37,000 increase in  billings in excess of costs and estimated earnings on uncompleted contracts. The uses of cash from operating activities total approximately $13,061,000, comprised of a net loss of approximately $9,862,000, a $2,344,000 increase in accounts receivable, a $457,000 increase in deferred contract costs, a $241,000 increase in prepaid expenses and other current assets, a $130,000 increase in income taxes receivable and a $27,000 increase in other assets.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our investing activities provided cash of approximately $1,131,000, comprised of approximately $1,185,000 from the issuance of preferred stock and warrants in connection with the acquisition of the BTX Software offset by $54,000 for acquiring property and equipment during the nine months ended January 31, 2014.

Our financing activities provided cash of approximately $1,251,000 for the nine months ended January 31, 2014. Financing activities provided cash of approximately $2,794,000 including  $819,000 from short-term loan borrowings and $790,000 from borrowings from related party, offset by approximately $210,000 of repayments under other payables due Zurich, $102,000 of debt issuance costs paid, $35,000 of repayments under loans payable, and $90,000 repayment of convertible notes.

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

Pursuant to the terms of the Notes, we deposited the initial funds received from the Financing, minus the Initial Lending Amount of $2,178,516 into the Lockbox Account controlled by the Collateral Agent, as collateral agent on behalf of the Buyers. We used the Initial Lending Amount to repay the existing loan of $2,000,000, plus $78,516 of interest accrued and fees and expenses to Sovereign, which credit agreement was terminated in connection with the Notes, and $100,000 for Buyer legal fees in connection with the Notes. In addition, all our payments of accounts receivable (and our domestic subsidiaries) shall be deposited into the Lockbox Account. We are permitted to receive from the Lockbox Account, on a daily basis, such amount of cash equal to: (A) (i) cash balance in the Lockbox Account plus (ii) 95% of available qualified accounts receivable minus (iii) $250,000 minus (B) amount of principal, accrued interest, fees, costs and expenses owed pursuant to the Notes. The Notes contain certain customary representations and warranties, affirmative and negative covenants, and events of default. The principal covenant is that we shall maintain a current ratio of not less than 0.6 to 1.0 as of the last calendar day of each month. As of January 31, 2014, we are in compliance with the covenants.

On October 25, 2013, we entered into the Amendment with the Buyers of outstanding Notes and Warrants that were sold pursuant to a securities purchase agreement dated December 4, 2012. Pursuant to the Amendment, the Buyers exchanged 154,961 of their Warrants for 38,740 shares of common stock (the Shares) and warrants to purchase 154,961 shares of common stock (the Exchange Warrants). Effectively, for every four Warrants surrendered, the Buyers received a unit of four Exchange Warrants and one Share. It was determined that the Black-Scholes value of one warrant being exchanged was equal to $1.83, resulting in four Warrants being equal to $7.32 and the parties valued the unit at a price of $7.52.  As a result, the Shares issued were calculated at $0.20, and by the operation of the terms of the Notes, the conversion price of the Notes automatically adjusted to $0.20. The Exchange Warrants are exercisable for a period of five years from the date of issuance of the original Warrants at an initial exercise price of $2.1539 per share. The exercise price will only adjust in the event of any future stock splits or dividends.

Pursuant to the Amendment, the Buyers permanently waived, effective as of October 24, 2013, various provisions of the remaining 2,119,835 Warrants, including the anti-dilution protection from the issuance of securities at a price lower than the Exercise Price, the adjustment to market price on the first anniversary of the date of issuance of the Warrants and the Black-Scholes valuation upon the occurrence of a Fundamental Transaction (as defined in the Warrants). As a result of these waivers, the exercise price of the Warrants will only adjust in the event of any future stock splits or dividends.  The Exercise Price of the Warrants remains at $2.1539 per share. The Amendment resulted in 2,119,835 Warrants and 154,961 Exchange Warrants having the same terms, conditions and rights.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Effective October 31, 2013, we entered into the Note Amendment with the Buyers. The Note Amendment eliminated certain features of the Notes which would otherwise have resulted in substantial accounting charges to the Company.  Pursuant to the Note Amendment, the Buyers permanently waived various provisions of the Notes, including the adjustment to the conversion price under a Fundamental Transaction (as defined in the Notes), the anti-dilution protection from the issuance of securities at a price lower than the current exercise price and the adjustment to market price on the first anniversary of the date of issuance of the Notes. As a result of these waivers, the conversion price of the Notes will only adjust in the event of any future stock splits or dividends.

Prior to the Note Amendment, if an event of default existed under the Notes, the Buyers would have been entitled to redeem $3,400,000 in aggregate principal and interest of the Notes for a redemption price equal to the greater of 125% of (x) the deemed value of the shares of common stock underlying the Note (the Intrinsic Value) and (y) the outstanding principal and unpaid interest under the Notes (the Base Value). The Note Amendment reduces and fixes the event of default redemption price by eliminating the Intrinsic Value calculation and modifying the Base Value calculation and interest rate to more accurately make-whole the holders of the Notes from the loss of interest from an early redemption of the Notes and the decreased value of the Notes without such Intrinsic Value rights. As revised, the event of default redemption amount equals the sum of the Conversion Amount (as defined in the Notes) to be redeemed, plus a make-whole amount equal to the amount of any interest that, but for any redemption of the Notes on such given date, would have accrued with respect to the Conversion Amount being redeemed under the Notes at the interest rate then in effect for the period from such given date through October 31, 2023, the amended maturity date of the Notes, discounted to the present value of such interest using a discount rate of 2.5% per annum. As a result, the fixed value of the event of default redemption price was approximately $10,900,000 at the time of the Note Amendment.  As a result of Note conversions during the third fiscal quarter, the value of the event of default redemption price was approximately $2,800,000 as of January 31, 2014.  In addition, the interest rate of the Notes was amended to 15% per annum, subject to increase to 25% per annum if an event of default occurs and is continuing.

As a result of the significant modifications of the Notes, we determined that the Notes were extinguished and new Notes were being issued. In connection with this modification, we compared the present value of the beneficial conversion features of the Notes to the new Notes. We determined that the present value of the new Notes exceeded the present value of the old Notes, by more than 10%, which resulted in the application of extinguishment accounting. The modification of the Note resulted in the debt instruments being exchanged with substantially different terms and extinguishment accounting was applied resulting in a loss on extinguishment of debt for the unamortized discount related to the Notes of $1,299,304.  In addition, we recorded a new debt discount based on the fixed conversion rate and exercise price of $0.20 per share of $3,400,000 related to the remaining proceeds of the New Notes.

Prior to the Note Amendment, $593,923 of Notes was converted into 275,742 shares of the Company’s common stock.  In addition, $6,077 of Notes was redeemed for cash at the request of a Buyer.

During the three months ended January 31, 2014, $2,501,666 of Notes were converted into 12,508,340 shares of the Company’s common stock, resulting in the accelerated write-off of unamortized debt discount of $2,501,666. In addition, $19,231 of accrued interest on New Notes was converted into 96,155 shares of the Company’s common stock.  There were no further conversions of New Notes subsequent to January 31, 2014.  The outstanding principal balance of the New Notes was $898,334 as of January 31, 2014.

In connection with the BTX Purchase Agreement, we agreed to waive any rights to compel the redemption of the New Notes. The Buyers agreed to restrict their ability to convert the Notes and/or exercise the Warrants and receive shares of our Common Stock such that the number of shares of common stock held by the Buyer in the aggregate and its affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of our Common Stock.

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

Pursuant to the Security Agreement, we and our subsidiaries granted, in favor of the collateral agent for the Buyers, a continuing security interest in all our personal property and assets, as collateral security for the Company and its subsidiaries under the Purchase Agreement, the Notes, the Guaranty and the other transaction documents.

Hartford and Lakewood Operations Asset Sales

On July 25, 2012, the Company and the Hartford and Lakewood Operations entered into the Asset Purchase Agreement, pursuant to which the Hartford and Lakewood Operations sold substantially all of their assets to two newly-created subsidiaries of Kavveri for a purchase price of $5.5 million in cash, subject to adjustment, and the assumption of their various liabilities. At closing, we received $4.9 million in cash, with the remaining  purchase price to be settled upon (1) completing the assignment of certain contracts post-closing, which was concluded, and (2) satisfying certain adjustments to the purchase price based on a final net asset valuation to be completed after closing as well as repurchase obligations of certain delinquent accounts receivables. We used the proceeds from this sale to repay the full amount outstanding under the Credit Agreement of $4,022,320 as of July 25, 2012. The difference of $877,680 was deposited in its operating cash account.

To date, we have not reached agreement with Kavveri with regard a resolution for settling the net asset valuation.  We are currently in discussions with Kavveri for the settlement of the final adjustments to the purchase price, and have reserved $450,000 for possible future settlement, which includes $104,000 recorded for the three and nine months ended January 31, 2014.  There can be no assurance that we will be successful in settling with Kavveri amounts claimed by them.

Short-Term Commitments with the China Operations

Effective August 1, 2013, the China Operations entered into a secured loan with the Bank of China (the Short-Term Bank Loan). The Short-Term Bank Loan provides for a loan in the amount of $3,279,300. The proceeds from the Short-Term Bank Loan were used to repay outstanding unsecured loans of $2,404,545 due to its joint venture partner, Taian Gas Group (TGG). The Short-Term Bank Loan has an interest rate of 7.38%, and interest is due on a quarterly basis.

Other Payable to Zurich

On July 12, 2012, we executed the Financing Agreement with Zurich, to assist in the completion of the project contract with the Owner of Cooper Project. Under the terms of the Financing Agreement, Zurich advanced us $793,927 to assist in the completion of the Cooper Project, a $16.2 million project completed by our Trenton Operations. We were to repay Zurich the financial advances by September 2012; however, we were in default under the terms of the Financing Agreement as we did not repay Zurich the $793,927, and Zurich paid certain of our vendors pursuant to Zurich’s obligations under its payment bond on the Cooper Project. In addition, we are contingently liable to Zurich and its affiliate F&D under the Indemnity Agreement. Zurich and F&D, as surety, issued certain performance and payment bonds on behalf of owners or customers regarding our work on various projects under the Indemnity Agreement. We agreed to indemnify the surety for any payments made by Zurich on contracts of suretyship, guaranty or indemnity.

On April 17, 2013, we executed the Forbearance Agreement with Zurich, which supersedes the Financing Agreement. As of April 16, 2013, the total Loss Amount due Zurich under the Forbearance Agreement less payments received by Zurich was $2,836,668. Under the Forbearance Agreement, among other things, the parties have agreed to the following payments which will be credited against the Loss Amount owed to Zurich by us: (1) the Interim Liability Payments; (2) the Customer Payments; and (3) the Claim, up to the Loss Amount as it exists at the time. As of January 31, 2014, the net Other Payable for the Loss Amount owed Zurich under the Forbearance Agreement was $1,533,757, which includes the initial Interim Liability Payments of $25,000 per month, and $1,090,604 of additional contract accounts receivable representing future Customer Payments and $22,922 of additional accounts payable assigned to Zurich which were reclassed from consolidated accounts receivable and accounts payable, respectively.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Each or any of the following shall constitute an event of default under the Forbearance Agreement: (a) failure by us to make any of the Interim Liability Payments; (b) failure by us to remit any Customer Payments received; (c) the failure by us or the Owner to remit the proceeds of the Claim to Zurich; and (d) any Loss Amount that still exists as of December 31, 2013.  We are currently in default under the Forbearance Agreement due to the failure to: (1) pay the monthly Interim Liability Payment of $25,000 per month since  December 1, 2013; and (2)  pay the Loss Amount of $1,533,757 due December 31, 2013 under the Forbearance Agreement.  We are currently in discussions with Zurich for the settlement of the Loss Amount due under the Forbearance Agreement.  There can be no assurance that we will be successful in settling with Zurich the Loss Amount due.

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

Backlog

As of January 31, 2014, we had a backlog of unfilled orders of approximately $24.0 million compared to approximately $25.9 million at April 30, 2013.  We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

The accounting policies identified as critical are as follows:

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. The most significant estimates relate to the calculation of percentage-of-completion on uncompleted contracts, allowance for doubtful accounts, valuation of inventory, realization of deferred tax assets, capitalization of software costs, amortization method and lives of customer lists, acquisition-related contingency consideration and estimates of the fair value of reporting units and discounted cash flows used in determining whether goodwill has been impaired. Actual results could differ from those estimates.

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

Capitalized Software Costs

Costs incurred in the research, design and development of software for sale to others as a separate product or embedded in a product and sold as part of the product as a whole are charged to expense until technological feasibility is established. Thereafter, software development costs, consisting primarily of payroll and related costs, purchased materials and services and software to be used within our products, which significantly enhance the marketability or significantly extend the life of our products are capitalized, and amortized to cost of revenue on a straight-line basis over three years, beginning when the products are offered for sale or when the enhancements are integrated into the product. We are required to use professional judgment in determining whether product enhancement costs meet the criteria for immediate expense or capitalization, in accordance with the Accounting Standards Codification (ASC).

Derivative Instruments

Derivative liabilities were related to embedded conversion features of the Notes and the common stock Warrants issued in connection with the Purchase Agreement. For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in fair value recognized in earnings each reporting period. We used the binomial lattice model to value the derivative instruments at inception and subsequent valuation dates and the value is re-assessed at the end of each reporting period, in accordance with ASC 815. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Fair Value of Financial Instruments

                    Our material financial instruments at January 31, 2014 and for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, account payable, Notes, common stock Warrants and loans payable. The fair values of cash and cash equivalents, accounts receivable, and account payable are equal to their carrying value because of their liquidity and short-term maturity. The fair values of the Notes and common stock Warrants are accounted for in accordance with ASC 815. We believe that the fair values of the loans payable do not differ materially from their aggregate carrying values in that substantially all the obligations bear variable interest rates that are based on market rates or interest rates that are periodically adjustable to rates that are based on market rates.

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

At January 31, 2014, our net deferred tax assets are fully offset by a valuation allowance. We will continue to evaluate the realization of our deferred tax assets and liabilities on a periodic basis, and will adjust such amounts in light of changing facts and circumstances.

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

Revenue Recognition

We generate our revenue by offering communications infrastructure contracting services. Our contracting services report revenue pursuant to customer contracts that span varying periods of time. We report revenue from contracts when persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is reasonably assured.

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

Based on our evaluation, our interim chief executive officer and chief financial officer concluded that, as of January 31, 2014,  our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2014  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings or claims.

ITEM 1A.	RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended January 31, 2014, the Company issued an aggregate of 12,604,495 shares of its common stock, to investors upon the conversion of an aggregate of $2,501,666 of outstanding senior secured convertible debentures (“Debentures”), and $19,231 of accrued interest on such Debentures.  The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

WPCS INTERNATIONAL INCORPORATED

Date: March 17, 2014	By:	/s/ JOSEPH HEATER
Joseph Heater
Chief Financial Officer

