Form 10-K
period 2014-04-30
WPCS INTERNATIONAL INC
filed 2014-07-30
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2014

Commission File Number 001-34643

WPCS INTERNATIONAL INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware		98-0204758
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

600 Eagleview Boulevard, Suite 300 Exton, Pennsylvania	19341	(484) 359-7228
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates as of October 31, 2013, based on the closing sales price of the Common Stock as quoted on The NASDAQ Capital Market was $2,296,980. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of July 22, 2014, there were 13,913,164 shares of registrant’s common stock outstanding.

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

On July 25, 2012, the Company sold substantially all of the assets of two of its wholly-owned subsidiaries, the Hartford and Lakewood Operations. As a result of the execution of the definitive purchase agreement for the divestiture of Pride on September 19, 2013 and the execution of the definitive purchase agreement for the divestiture of the Seattle Operations on March 31, 2014, we have recorded the Australia and Seattle Operations financial results as discontinued operations. These consolidated financial statements reflect the results of these four operations as discontinued operations for all periods presented, including certain reclassifications to prior year financial statements to present discontinued operations.

Overview

We currently offer low voltage communication infrastructure in the public services, healthcare, energy and corporate enterprise markets with 240 employees in five (5) operations centers on three continents. In addition, we have launched a Bitcoin trading platform for the trading of digital currencies, through the acquisition of software technology in the emerging Bitcoin industry.

For the fiscal year ended April 30, 2014, we generated revenues from continuing operations of approximately $21 million, compared to $25 million for the fiscal year ended April 30, 2013. Our backlog at April 30, 2014 and 2013 was approximately $19.4 million and $22.3 million, respectively.

Recent Developments

Sale of Pride Operations

On September 19, 2013, we entered into a securities purchase agreement (the Agreement) to sell 100% of the shares of Pride to Turquino Equity LLC, a limited liability company (Turquino), whose managing member is Andrew Hidalgo (Hidalgo), our former President, Chief Executive Officer and member of the board of directors, for $1,400,000. Until the date of closing of the Agreement, which we currently anticipate to be July 31, 2014, we shall continue to pay Hidalgo his current base salary of $325,000 per year through our normal payroll process, pursuant to the Separation Agreement previously entered into with Hidalgo. As of April 30, 2014, the balance of the accrued severance expense due Hidalgo is approximately $1,219,000. At the closing date, we shall make the final severance payment, net of applicable taxes, and shall apply the net after tax severance payment as partial payment towards the purchase price to be received for Pride. The cash difference between the after tax severance payment and the purchase price shall be paid to the Company at the closing date.

The Agreement contains a number of conditions to closing, including but not limited to the following: (i) each of the Company and Turquino shall have performed and complied with all terms of the Agreement required to be performed or complied with by it at or prior to the Closing Date; (ii) no action or proceeding by or before any governmental authority shall have been instituted or threatened (and not subsequently dismissed, settled or otherwise terminated) which might restrain, prohibit or invalidate any of the transactions contemplated by the Agreement, other than an action or proceeding instituted or threatened by a party or any of its affiliates; (iii) the representations and warranties contained in made by each of the Company and Turquino to each other shall be true and correct in all material respects on the closing date as though made on and as of the closing date; (iv) the Company obtaining a fairness opinion that the Purchase Price is fair; and (v) the Company obtaining shareholder approval. On July 15, 2014, we obtained shareholder approval of the transaction. In order to close, we need to obtain the release of liens by our secured note holders of the stock of Pride.

Sale of the Seattle Operations

On March 31, 2014, we entered into an asset purchase agreement (the Asset Purchase Agreement) by and among the Company, and EC Company, as purchaser. Pursuant to the Asset Purchase Agreement, we agreed to sell substantially all of the assets of the Seattle Operations to EC Company for approximately $2.7 million in an all cash transaction. The final closing price is subject to adjustment based on the value of the assets on the closing date. The Asset Purchase Agreement was amended to provide that in the event that the acquisition is not consummated by July 31, 2014, through no fault of EC Company, the purchase price will be reduced by $100,000. The consummation of the sale is subject to the approval of the Company’s stockholders, the NASDAQ Capital Market and the release of liens by our secured note holders of the assets of the Seattle Operations. We anticipate that the transaction will be closed in August 2014.

Acquisition of BTX Software

On December 17, 2013, we entered into various agreements, as more fully described below, which are expected to add a new line of business and reporting segment to our existing operations. We acquired software technology in the emerging Bitcoin industry of a cross-exchange trading technology platform that provides access to ninety percent of publicly available Bitcoin liquidity (the BTX Software). The BTX Software enables users to make informed decisions by providing aggregated and curated market data from all major trading venues. In connection with the acquisition of the BTX Software, we also established a wholly-owned subsidiary, BTX.

BTX was formed in the state of Delaware on December 4, 2013. In connection with the formation of BTX, certain investors who previously purchased Senior Secured Convertible Notes (Notes) contributed an aggregate of (i) $439,408 of Notes, along with all rights under the related securities purchase agreement, security and pledge agreement and registration rights agreement (other than the Exchange Cap Allocation and Authorized Share Allocation, as such terms are defined in the Notes) (such $439,408 of Contributed Notes) and (ii) $1,185,000 in cash, as their initial capital contributions to BTX. On December 17, 2013, BTX purchased the BTX Software and related intellectual property rights from Divya Thakur and Ilya Subkhankulov in consideration for (i) the assignment of the Contributed Notes and (ii) a secured promissory note in the amount of $500,000, which accrues interest at a rate of 3.32% (the BTX Note). BTX’s obligations under the BTX Note are secured by the assets of BTX pursuant to a Security Agreement.

On December 17, 2013, we entered into a Securities Purchase Agreement (the BTX Purchase Agreement) with certain accredited investors (the Investors) pursuant to which we sold an aggregate of 2,438 shares of our Series E Convertible Preferred Stock and warrants (the BTX Warrants) to purchase up to an aggregate of 1,500,000 shares of Common Stock. As consideration for the purchase of the Securities, the Investors sold their collective interests in BTX to us, which interests constituted 100% of the outstanding membership interests of BTX, causing BTX to become a wholly owned subsidiary of WPCS.

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

Pursuant to the BTX Purchase Agreement, we agreed to use our reasonable best efforts to obtain stockholders’ approval at the next annual stockholder meeting or a special meeting of stockholders for (i) the increase of the number of shares of Common Stock authorized for issuance to 75,000,000 and (ii) the issuance of all the securities issuable pursuant to the BTX Purchase Agreement (Stockholder Approval). The Company agreed to seek to obtain Stockholder Approval by April 30, 2014. As we did not obtain Stockholder Approval by April 30, 2014, we are obligated to cause an additional annual stockholder meeting to be held annually at which Stockholder Approval will be sought (or if no Annual Meeting of stockholders of WPCS is held in any given year, to seek such approval at a special meeting of stockholders of WPCS in such given year) until such Stockholder Approval is obtained. In June 2014, we obtained the Stockholder Approval for the issuance of all the securities issuable pursuant to the BTX Purchase Agreement but not the increase in the authorized shares. We intend to seek Stockholder Approval for the increase in authorized shares at a future stockholder meeting.

Senior Secured Convertible Note and Warrant Amendments

On December 4, 2012, we entered into a securities purchase agreement (the Securities Purchase Agreement) with six accredited investors (the Buyers) pursuant to which, the Company sold an aggregate of (i) $4,000,000 principal amount of senior secured convertible notes (the Notes) and (ii) warrants (the Warrants) to purchase 2,274,796 shares of the Company’s common stock (Common Stock), to the Buyers for aggregate gross proceeds of $4,000,000.

On October 25, 2013, we entered into an amendment, waiver and exchange agreement (the Amendment) with the Buyers of the Notes and Warrants. Pursuant to the Amendment, the Buyers exchanged 154,961 of their Warrants for 38,740 shares of common stock and warrants to purchase 154,961 shares of common stock (the Exchange Warrants). Effectively, for every four Warrants surrendered, the Buyers received a unit of four Exchange Warrants and one Share. It was determined that the Black-Scholes value of one warrant being exchanged was equal to $1.83, resulting in four Warrants being equal to $7.32 and the parties valued the unit at a price of $7.52. As a result, the Shares issued were effectively valued at $0.20, and by the operation of the terms of the Notes, the conversion price of the Notes automatically adjusted to $0.20. The Exchange Warrants are exercisable for a period of five years from the date of issuance of the original Warrants at an initial exercise price of $2.1539 per share. The exercise price will only adjust in the event of any future stock splits or dividends.

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

Further, the Buyers agreed to waive any defaults through February 28, 2014 relating to the failure to have enough authorized shares of common stock available for issuance upon conversion of the Notes and/or exercise of the Warrants.

Effective October 31, 2013, we entered into an amendment agreement (the Note Amendment) with the Buyers. The Note Amendment eliminated certain features of the Notes which would otherwise result in substantial accounting charges to the Company.

Pursuant to the Amendment, the Buyers permanently waived various provisions of the Notes, including the adjustment to the conversion price under a Fundamental Transaction (as defined in the Notes), the anti-dilution protection from the issuance of securities at a price lower than the current exercise price and the adjustment to market price on the first anniversary of the date of issuance of the Notes. As a result of these waivers, the conversion price of the Notes will only adjust in the event of any future stock splits or dividends. Further, the Buyers waived certain events of default that had occurred under the Notes.

NASDAQ Deficiency and Compliance

On May 2, 2014, we received a letter from the Staff of the Listing Qualifications Department of NASDAQ (the Staff) indicating that unless we timely requested a hearing before the NASDAQ Hearings Panel (the Panel), our Common Stock would be subject to delisting from The NASDAQ Capital Market on May 13, 2014 due to our non-compliance with the requirement to hold an annual meeting of stockholders and to solicit proxy statements, as required by Listing Rules 5620(a) and 5620(b) (the Annual Meeting Requirement). We timely requested a hearing before the Panel, and on June 12, 2014, we conducted a hearing with the Panel to request the continued listing of its securities on The NASDAQ Capital Market pending the completion of our plan to regain and sustain compliance with the Annual Meeting Requirement. On July 1, 2014, we received a letter from the Panel informing us that the Panel granted our request for continued listing on The NASDAQ Capital Market, subject to holding a combined annual meeting for the 2013 and 2014 fiscal years by September 30, 2014.

On June 18, 2014, we received a separate letter from the Staff indicating that for the last 30 consecutive business days, the closing bid price of our common stock has been below $1.00 per share, the minimum closing bid price required by the continued listing requirements of NASDAQ, as set forth in Listing Rule 5550(a)(2) (the Rule).

In accordance with Listing Rule 5810(c)(3)(A), we have been granted 180 calendar days, or until December 14, 2014, to regain compliance with the Rule (the Compliance Period). To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days, but generally no more than 20 business days, during the Compliance Period.

If we do not regain compliance with the Rule by December 14, 2014, NASDAQ will provide written notification to the Company that our common stock may be delisted. However, we would be entitled to an additional 180-day period from December 14, 2014 to regain compliance. If, on December 14, 2014, we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, with the exception of the bid price requirement, we would need to provide written notice to NASDAQ of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

There is no assurance as to the price at which our common stock will trade. We intend to actively monitor the bid price for its common stock during the Compliance Period, and if the common stock continues to trade below the minimum bid price required for continued listing, the Company’s board of directors will consider its options to regain compliance with the continued listing requirements.

Events of Default under the Senior Secured Convertible Notes

Pursuant to the terms of the Notes, an event of default occurs when our common stock is suspended or threatened with suspension from trading on The NASDAQ Capital Market (or an equivalent market). As a result of the notices received by the Company from NASDAQ as described above, as well as our failure to obtain an increase in authorized shares by February 28, 2014 described above, separate events of default occurred under the Notes for each notice (the Events of Default”).

As a result of each of the Events of Default, the Buyers have the right to require us to redeem the Notes equal to the Conversion Amount (as defined in the Notes), plus a make-whole amount equal to the amount of any interest that, but for any redemption of the Notes on such given date, would have accrued with respect to the Conversion Amount being redeemed under the Notes at the interest rate then in effect for the period from such given date through October 31, 2023, the amended maturity date of the Notes, discounted to the present value of such interest using a discount rate of 2.5% per annum. The value of the event of default redemption price is approximately $2,800,000. Currently, the principal amount of Notes outstanding is $898,334 and the default interest rate is 25% effective March 1, 2014.

We have provided notice to the Buyers of each of the Events of Default, but no Buyer has exercised its right of redemption. If we are required to repay the Notes, we do not have sufficient working capital to repay the outstanding borrowings. The Company and the Buyers have commenced discussions concerning a forbearance or waiver of the Events of Default, however, there can be no assurance that the Company and Buyers will come to any agreement (either oral or written) regarding repayment, forbearance, waiver and/or modification of the Notes.

Executive Management Changes

On March 31, 2014, we entered into a separation agreement (the Separation Agreement) with Joseph Heater (Heater), the Company’s Chief Financial Officer, and on July 28, 2014, we entered into an amendment to the Separation Agreement (the Amendment to Separation Agreement). Pursuant to the Amendment to Separation Agreement, Heater will resign, effective at the close of business on August 31, 2014, or such other date mutually agreed upon between the Company and Heater (the Termination Date), as the Chief Financial Officer of the Company and from all officer and director positions with the Company’s subsidiaries.

Pursuant to the Separation Agreement, as amended, we shall pay Heater the sum of $250,000 between the Termination Date and January 31, 2015, which will be payable in five (5) monthly installments of $41,666.67, payable on the first business day of each month from September 2014 through January 2015 and one (1) final payment of $41,666.65 to be made on January 31, 2015. In addition, Heater shall receive a bonus of $35,000, to be paid on July 31, 2014, and we will pay Heater for all accrued but unused vacation time through August 31, 2014. Heater will also receive medical and other insurance benefits through January 31, 2015 under the applicable plans maintained by the Company.

Zurich Forbearance Agreement

On July 12, 2012, we executed the Surety Financing and Confession of Judgment Agreement (the Financing Agreement) with Zurich American Insurance Company (Zurich), to assist in the completion of the project contract with the Camden County Improvement Authority for work at the Cooper Medical Center of Rowan University (the Owner or Cooper Project).

On April 17, 2013, we executed the Surety Forbearance and Confession of Judgment Agreement (the Forbearance Agreement) with Zurich, which supersedes the Financing Agreement. We are currently in default under the Forbearance Agreement due to our failure to: (1) pay the monthly Interim Liability Payment of $25,000 per month since December 1, 2013; and (2) pay the Loss Amount of $1,533,757 that was due December 31, 2013 under the Forbearance Agreement. We are currently in discussions with Zurich for the settlement of the Loss Amount due under the Forbearance Agreement. There can be no assurance that we will be successful in settling with Zurich the Loss Amount due.

We have submitted a Claim to the Owner of $2,421,425 for services performed to settle the Claim. If we are successful in the settlement of this Claim, we expect to use the proceeds from the Claim to repay Zurich the Loss Amount as it exists at the time, and any excess for working capital purposes. There can be no assurance that we will be successful in settling with the Owner for all or a portion of the submitted claim.

Segment Reporting

As part of our acquisition of the BTX Software and the addition of a related new line of business, we have reorganized our operating segments to correspond to our primary service lines: communications infrastructure contracting services and Bitcoin trading platform. Accordingly, we have reclassified the reporting of our segment results under these two reporting segments in this Form 10-K for the years ended April 30, 2014 and 2013.

Communications Infrastructure Contracting Services

Strategy

We currently offer our low voltage communications infrastructure contracting services to the public services, healthcare, energy and corporate enterprise markets. We provide an integrated approach to project coordination that creates cost-effective solutions. Corporations, government entities, healthcare organizations and educational institutions depend on the reliability and accuracy of voice, data and video communications. However, the potential for this new technology cannot be realized without the right infrastructure to support the convergence of technology. In this regard, we create integrated building systems, including the installation of advanced structured cabling systems. We specialize in wireless technology or combination of various technologies to develop a cost effective network for a customer's wireless communication requirements. This includes Wi-Fi networks, point-to-point systems, cellular networks, in-building systems and two-way communication systems. We support the integration of telecommunications, life safety, security and HVAC in an environmentally safe manner and design for future growth by building in additional capacity for expansion as new capabilities are added.

Finally, we currently have expertise in the construction and maintenance of pipelines in our China Operations for natural gas and petroleum transmission. This includes experience in transmission infrastructure, horizontal directional drilling and rock trenching. In addition, we offer trenching services for power lines, telecommunications and water lines. Our services are performed with minimal ground disruption and environmental impact.

During the past fiscal year, our strategy in the contracting services segment has also included divesting certain operations through the sale of the Pride Operations, the sale of the assets of the Seattle Operations, and the significant reduction of the unprofitable Trenton Operations. Furthermore, in May 2014 we entered into a non-binding letter of intent to sell the 60% majority ownership interest in our China Operations to AIC Investments Limited, a Hong Kong company (AIC), in an all-cash transaction valued at approximately $2.1 Million. The consummation of this transaction is subject to a number of conditions, including, but not limited to, completion of due diligence by AIC, the negotiation and execution of a definitive purchase agreement, third party governmental and regulatory consents, approval of by the board of directors from the Company and AIC, shareholder approval of the Company and approval from holders of senior secured debt of the Company.

During the past fiscal year, our strategy in the contracting services segment has also included divesting certain operations through the sale of the Pride Operations, the sale of the assets of the Seattle Operations, and the significant reduction of the unprofitable Trenton Operations. Furthermore, in May 2014 we entered into a non-binding letter of intent to sell the 60% majority ownership interest in our China Operations to AIC Investments Limited, a Hong Kong company (AIC), in an all-cash transaction valued at approximately $2.1 Million. The consummation of this transaction is subject to a number of conditions, including, but not limited to, completion of due diligence by AIC, the negotiation and execution of a definitive purchase agreement, third party governmental and regulatory consents, approval of by the board of directors from the Company and AIC, shareholder approval of the Company and approval from holders of senior secured debt of the Company.

Industry Background

We focus on markets such as public services, healthcare, energy and international which continue to show growth potential.

•	Public services. We provide communications infrastructure for public services which include utilities, education, military and transportation infrastructure. We believe there is an active market for communications infrastructure in the public service sector due to the need to create cost efficiencies through the implementation of new communications technology.

•	Healthcare. We provide communications infrastructure for hospitals and medical centers. In the healthcare market, the aging population is resulting in demands for upgraded and additional hospital infrastructure. New construction and renovations are occurring for hospitals domestically and internationally. In addition, there is a need to reduce the cost of delivering healthcare by implementing new communications technology. Our services include electrical power, structured cabling, security systems, life safety systems, environmental controls and communication systems.

•	Energy. We provide communications infrastructure for petrochemical, natural gas and electric utility companies. The need to deliver basic energy more efficiently is driving the growth in energy construction. This creates opportunities to upgrade and deploy new communications technology.

•	International. We provide communications infrastructure internationally for a variety of companies and government entities. China is spending on building its internal infrastructure. China has experienced positive GDP growth rates. The total international revenue was approximately 25.9% and 21.2% for the years ended April 30, 2014 and 2013, respectively.

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

Customers

We serve a variety of public services, healthcare, energy and corporate enterprise customers. For the fiscal year ended April 30, 2014, there was one customer in our Suisun City Operations, San Francisco General Hospital, which accounted for 16.6% of our revenue. For the fiscal year ended April 30, 2013, there was one customer in our Trenton Operations, the Camden County Improvement Authority or the Cooper Project, which accounted for 23.3% of our revenue.

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

Backlog

As of April 30, 2014, we had a backlog of unfilled orders of approximately $19.4 million compared to approximately $22.3 million at April 30, 2013. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is an executed written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

Competition

We face competition from numerous service organizations, ranging from small independent regional firms to larger firms servicing national markets. Historically, there have been relatively few significant barriers to entry into the markets in which we operate, and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. At the present time, we believe that there are no dominant competitors in the communications infrastructure market, but we would classify Quanta Services, Inc. (NYSE:PWR), Dycom Industries, Inc. (NYSE:DY) and MasTec, Inc. (NYSE:MTZ) as national competitors. In China, we believe there are no dominant competitors, and our competition is primarily from regional contractors in these geographic locations. The principal competitive advantage in these markets is establishing a reputation of delivering projects on time and within budget. Other factors of importance include accountability, engineering capability, certifications, project management expertise, industry experience and financial strength. We believe that the ability to provide comprehensive communications infrastructure design-build services including wireless communication, specialty construction and electrical power gives us a competitive advantage. We maintain a trained and certified staff of engineers that have developed proven methodologies for the design and deployment of communications infrastructure, and can provide these services on an international basis. In addition, we offer both a union and non-union workforce that allow us to bid on either labor requirement, creating yet another competitive advantage. However, our ability to compete effectively also depends on a number of additional factors that are beyond our control. These factors include competitive pricing for similar services and the ability and willingness of the competition to finance projects on favorable terms.

Bitcoin Trading Platform

Industry Strategy

In April 2014, we launched the BTX trading platform to focus on opportunities within the digital currency market, including, but not limited to: (i) trading systems; and (ii) exchanges.

BTX’s current business strategy is to continue to implement advanced trading algorithms for digital currency traders.  BTX expects to generate revenue from the trading systems by offering users advanced Bitcoin trading algorithms and strategies that are not currently available.  The trading system is a cloud-hosted service that incorporates some high-end features traders may be familiar with from other asset classes, including access to reliable and curated market data, and utilizing sophisticated market data visualization tools such as advanced charting, trading blotters, tick charts and consolidated level 2 order books.    BTX offers a product that provides trading integration against the largest Bitcoin exchanges, allowing users to see liquidity across all platforms, route orders to the best platforms, and identify possible arbitrage opportunities across platforms.  Additionally, it allows users to place synthetic stop loss orders against those exchanges, to hedge against Bitcoin price volatility. To date, the trading platform is accessible online with approximately 5,000 users and over 1,500 unique visitors per month.

On July 28, 2014, BTX announced the launch of an exchange and its second product, Celery, which will allow consumers to initially purchase Bitcoin and Dogecoin digital currencies, where it expects to generate revenue from transaction fees. Celery is a hosted online wallet that deploys direct bank transfers to allow its customers the use of their digital currency in a timely manner. BTX has launched Celery in the United States, and is committed to ensuring full compliance with its digital currency wallet and exchange services.

Digital Currency Industry Trends

Bitcoin is a digital or virtual currency that uses peer-to-peer technology to facilitate instant payments. Bitcoin is a type of alternative currency known as a crypto currency, which uses cryptography for security, making it difficult to counterfeit. Bitcoin issuance and transactions are carried out collectively by the network, with no central authority, and allows users to make secure, verified transfers. We believe the market opportunities for Bitcoin are poised for significant growth in the future. Bitcoin is an accepted form of payment by a growing, but still limited number of businesses, while governments and regulators are beginning to create more regulation and structure to legitimize it as a currency. The opportunities as an asset class, a currency and a money transfer mechanism can make Bitcoin an important alternative in the financial currency space.

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

Regulatory changes or actions may alter the nature of an investment in Bitcoins or restrict the use of Bitcoins in a manner that adversely affects BTX. Until recently, little or no regulatory attention has been directed toward Bitcoins by U.S. federal and state governments, foreign governments and self-regulatory agencies. As Bitcoins have grown in popularity and in market size, the U.S. Congress and certain U.S. agencies (e.g., FinCEN and the Federal Bureau of Investigation) have begun to examine the operations of Bitcoin networks, Bitcoin users and the Bitcoin market in general. The State of New York recently issued regulations regarding the treatment of Bitcoin, which we are currently reviewing to assess the impact on our business. Other state regulators, such as the California Department of Financial Institutions, have also initiated examinations of Bitcoin, and a U.S. federal magistrate judge in the U.S. District Court for the Eastern District of Texas has ruled that “Bitcoin is a currency or form of money.” Meanwhile, the Internal Revenue Service has declared that virtual currency will be taxed and treated as property, and not currency, for federal tax purposes. There is a possibility of future regulatory change altering, perhaps to a material extent, the nature of BTX’s business or our ability to continue to operate a Bitcoin business. Currently, neither the SEC nor the U.S. Commodity Futures Trading Commission has formally asserted regulatory authority over the Bitcoin trading and ownership. To the extent that Bitcoins are determined to be a security, commodity future or other regulated asset, or to the extent that a U.S. or foreign government or quasi-governmental agency exerts regulatory authority over our Bitcoin activities, or trading or ownership of Bitcoins, we may be adversely affected.

Sales and Marketing

Our principals devote a significant portion of their time to sales and marketing to grow the BTX trading platform user base. Through this effort, they are developing opportunities within our existing trader user base, and continue to identify new users through our strategic marketing strategies, product development and our relationships with other companies in the industry.

Competition

We have identified certain competitors in the digital currency trading space, such as RTBTC and CrypTrader. Both provide front end trading platforms for active digital currency traders that connect to existing exchanges. For the Bitcoin exchange business, we believe Coinbase, Circle Internet Financial and Expresscoin, are competitors that provide services in the U.S. to buy and sell digital currencies in exchange for U.S. dollars.

Employees

As of April 30, 2014, we employed 240 full time employees, of whom 171 are project engineers and technicians, 14 are project managers, 48 are in administration and sales and seven are executives. Approximately 63% of the project engineers are represented by the International Brotherhood of Electrical Workers. We also have non-union employees. We believe we have excellent relations with all of our employees. We have 108 union employees, of which 40 are included in our discontinued operations, who are covered by contracts that expire at various times as follows:

Operations	# of Employees	Union Contract Expiration Date

Seattle - Discontinued	16	May 31, 2015
	1	August 31, 2015
	1	June 30, 2015
	13	May 31, 2016
	9	July 31, 2015
Discontinued Operations	40
Suisun City	68	November 30, 2014
Total Union Employees	108

ITEM 1A - RISK FACTORS

RISKS RELATED TO OUR COMPANY

We are currently in default under our secured Notes. As a result, the investors have the right to take possession of our assets securing the repayment of such notes. If we are unable to repay the notes, we may be unable to satisfy our liquidity requirements and continue our operations as a going concern.

In December 2012, we sold the Notes in the face amount of $4 million to certain accredited investors in a private placement transaction. The Notes bear interest at rate of 15% per annum, or 25% while an event of default exists. The Notes are secured by a first priority lien on all our assets. As discussed further Under Item 1 of this Annual Report on Form 10-K, we are in default under the Notes. The value of the event of default redemption price is approximately $2,800,000. Currently, the principal amount of Notes outstanding is $898,334.

We currently do not have the ability to pay the default redemption price. As a result of our defaults, the Note holders have the right to take possession of the collateral, to operate our business using the collateral, have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under the Notes or may force us into a foreclosure proceeding pursuant to which the assets could be sold in order to satisfy the amounts due.

Although the Note holders have not demanded payment of the redemption price, they have the right to do so. If the Note holders demand payment, it would have a material adverse effect on the Company.

The reports of our independent registered public accounting firms contain an emphasis paragraph that indicates there is substantial doubt concerning our ability to continue as a going concern as a result of our recurring losses from operations, working capital deficiencies, the Zurich Forbearance Agreement and other events of default.

Our audited consolidated financial statements for the fiscal years ended April 30, 2014 and 2013 were prepared on a going concern basis in accordance with United States Generally Accepted Accounting Principles (GAAP). The going concern basis of presentation assumes that we will continue in operation and be able to realize our assets and discharge our liabilities and commitments in the normal course of business. In order for us to continue operations beyond the next twelve months we must be able discharge our liabilities and commitments in the normal course of business; generate operating income; reduce operating expenses; produce cash from our operating activities, repay or modify the terms of the Zurich Forbearance Agreement, the settlement of the Claim with the Owner, and potentially raise additional funds to meet our working capital needs. We cannot guarantee that we will be able to generate operating income, reduce operating expenses, produce cash from our operating activities, repay or modify the Zurich Forbearance Agreement or obtain additional funds through either debt or equity financing transactions or the settlement of the Claim, or that such funds, if available, will be obtainable on satisfactory terms. If we are unable to reduce operating expenses, produce cash from our operating activities, repay or modify the Zurich Forbearance Agreement, or obtain additional funds through either debt or equity financing transactions or the settlement of the Claim, we may be unable to continue to fund our operations, provide our services or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our consolidated financial statements, and stockholders may lose all or part of their investment in our common stock. The accompanying financial statements do not contain any adjustments as a result of this uncertainty.

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

RISKS RELATED TO OUR COMMUNICATIONS INFRASTRUCTURE CONTRACTING SERVICES BUSINESS

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

We may be unable to obtain sufficient bonding capacity to undertake certain projects.

Some of our contracts require performance and payment bonds. If we are not able to renew or obtain a sufficient level of bonding capacity in the future, we may be precluded from being able to bid for certain contracts or successfully contract with certain customers. In addition, even if we are able to successfully renew or obtain performance or payment bonds, we may be required to post letters of credit in connection with the bonds, which could negatively affect our cash flow.

Furthermore, under standard terms in the surety market, sureties issue or continue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing any bonds. If we were to experience an interruption or reduction in the availability of bonding capacity as a result of these or any other reasons, we may be unable to compete for or work on certain projects that would require bonding.

Our ability to obtain performance and payment bonds from traditional surety markets within the insurance industry has been adversely impacted by the Financing Agreement and Forbearance Agreement with Zurich. We are currently in default under the Forbearance Agreement due to our failure to: (1) pay the monthly Interim Liability Payment of $25,000 per month since December 1, 2013; and (2) pay the Loss Amount of $1,533,757 that was due December 31, 2013 under the Forbearance Agreement. Zurich advanced the Company funds under the Financing Agreement to assist in the completion of the Cooper Project. We were unable to repay Zurich under the Financing Agreement, and Zurich paid certain of the Company’s vendors pursuant to Zurich’s obligations under its payment bond on the Cooper Project. If we are unable to obtain performance and payment bonds from tradition surety markets, we may be required to obtain such bonds from the private surety companies. Certain of these private sureties are not accepted in the states we operate, which could preclude us from bidding for certain contracts.

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

Economic pressure on states could harm our business.

The recent economic climate has resulted in a sharp decline in state revenues, and states have projected large state budget shortfalls in the years ahead. These shortfalls require state legislatures and agencies to examine the means to increase state revenues. States may increase sales and use tax rates, create new tax laws covering previously untaxed activities, or increase existing license fees or create new fees all of which may directly or indirectly harm our business. Similarly, administrative agencies may apply more rigorous enforcement efforts or take inflexible positions respecting the laws they administer, especially if the laws permit the imposition of monetary penalties and fines which either the state or the administrative agency may use to balance their budgets. To the extent that states pass additional revenue measures, or significantly increase their enforcement efforts, these activities could directly or indirectly harm our business.

We have a significant amount of accounts receivable and costs and estimated earnings in excess of billings assets.

We extend credit to our customers as a result of performing work under contract prior to billing our customers for that work. At April 30, 2014, we had net accounts receivable of approximately $8.6 million and costs and estimated earnings in excess of billings of approximately $430,000. We periodically assess the credit risk of our customers and continuously monitor the timeliness of payments. Slowdowns in the industries we serve may impair the financial condition of one or more of our customers and hinder their ability to pay us on a timely basis or at all. Further, bankruptcies or financial difficulties within the markets we serve could hinder the ability of our customers to pay us on a timely basis or at all, reducing our cash flows and adversely impacting our liquidity and profitability. Additionally, we could incur losses in excess of current bad debt allowances.

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

As of April 30, 2014, we had a backlog of unfilled orders of approximately $19.4 million. This backlog amount is based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. In addition, contracts included in our backlog may not be profitable. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience delays or cancellations in the future. If our backlog fails to materialize, we could experience a further reduction in revenue, profitability and liquidity.

Employee strikes and other labor-related disruptions may adversely affect our operations.

Our business is labor intensive, with certain projects requiring large numbers of engineers. As of April 30, 2014, approximately 45% (17% included in our Discontinued Operations) of our workforce was unionized, including 54% (23% included in our Discontinued Operations) of our project engineers. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct our business. If we are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages. Any of these events could be disruptive to our operations and could result in negative publicity, loss of contracts and a decrease in revenues.

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

We may incur additional healthcare costs arising from federal healthcare reform legislation.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law. This legislation expands health care coverage to many uninsured individuals and expands coverage to those already insured. The changes required by this legislation could cause us to incur additional healthcare and other costs, although we do not expect any material short-term impact on our financial results as a result of the legislation. We are currently assessing the extent of any long-term impact from the legislation.

Our quarterly results fluctuate and may cause our stock price to decline.

Our quarterly operating results have fluctuated in the past and will likely fluctuate in the future. As a result, we believe that period to period comparisons of our results of operations are not a good indication of our future performance. A number of factors, many of which are beyond our control, are likely to cause these fluctuations. Some of these factors include:

•	the timing and size of design-build projects and technology upgrades by our customers;

•	fluctuations in demand for outsourced contracting services;

•	the ability of certain customers to sustain capital resources to pay their trade account balances and required changes to our allowance for doubtful accounts based on periodic assessments of the collectability of our accounts receivable balances;

•	reductions in the prices of services offered by our competitors;

•	our success in bidding on and winning new business; and

•	our sales, marketing and administrative cost structure.

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

Approximately 25.9% of our continuing revenue was derived from international markets during fiscal 2014. Our international operation is presently conducted in China. Economic conditions, including those resulting from wars, civil unrest, acts of terrorism and other conflicts or volatility in the global markets, may adversely affect our customers, their demand for our services and their ability to pay for our services. In addition, there are numerous risks inherent in conducting our business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements applicable to international operations, foreign currency fluctuations, exchange controls and other limits on our ability to repatriate earnings, political, economic and social conditions in foreign countries and complex U.S. and foreign laws and treaties, including tax laws and the U.S. Foreign Corrupt Practices Act (the “FCPA”). These risks could restrict our ability to provide services to international customers or to operate our international business profitably, and our overall business and results of operations could be negatively affected by our foreign activities.

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

RISKS RELATED TO OUR BITCOIN BUSINESS

The further development and acceptance of the Bitcoin Network and Digital Currencies, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development of the Bitcoin Network or the acceptance of the Bitcoin may adversely affect an investment in the Company.

Digital Currencies such as Bitcoins may be used, among other things, to buy and sell goods and services are a new and rapidly evolving industry of which the Bitcoin Network is a prominent, but not unique, part. The growth of the Digital Currency industry in general and the Bitcoin Network in particular, is subject to a high degree of uncertainty. Because the respective values of the Bitcoin trading systems and the exchange are closely related to and dependent upon the underlying value of the Bitcoin, any risk to the proper adoption, implementation, or functioning of Bitcoin also poses a risk to the Company’s platform. The factors affecting the further development of the Digital Currency industry, as well as the Bitcoin Network, include:

•	Continued worldwide growth in the adoption and use of Bitcoin;
•	Global Bitcoin supply;
•	Global Bitcoin demand, which is influenced by the growth of retail merchants’ and commercial businesses’ acceptance of Bitcoins as payment for goods and services, the security of online Bitcoin Exchanges and digital wallets that hold Bitcoins, the perception that the use and holding of Bitcoins is safe and secure, and the lack of regulatory restrictions on their use;
•	Government and quasi-government regulation of Bitcoin and its use, or restrictions on or regulation of access to and operation of the Bitcoin Network and derivative industries and technologies;
•	General global economic conditions, including interest rates, inflation, currency exchange rates, governmental monetary policies and trade restrictions;

The maintenance and development of the open-source software protocol of the Bitcoin Network;

•	Changes in consumer demographics and public taste preferences;
•	The availability and popularity of other forms or methods of buying and selling goods and services, including new means of using Fiat Currencies;
•	Investors’ expectations with respect to the rate of inflation;
•	Interest rates;
•	Currency exchange rates, including the rates at which Bitcoins may be exchanged for Fiat Currencies;
•	Fiat Currency withdrawal and deposit policies of Bitcoin Exchanges and liquidity on such Bitcoin Exchanges;
•	Investment and trading activities of large investors, including private and registered funds, that may directly or indirectly invest in Bitcoins;
•	Global or regional political, economic or financial events and situations; and
•	Expectations among Bitcoin economy participants that the value of Bitcoins will soon change.

Bitcoin exchanges on which Bitcoins trade are relatively new and largely unregulated and may therefore be more exposed to fraud and failure than established, regulated exchanges for other products. To the extent that the Bitcoin exchanges are involved in fraud or experience security failures or other operational issues, such Bitcoin exchanges’ failures may result in a reduction in confidence in the marketplace and can adversely affect an investment in the Company.

Over the past three years, many Bitcoin Exchanges have been closed due to fraud, failure or security breaches. In many of these instances, the customers of such Bitcoin Exchanges were not compensated or made whole for the partial or complete losses of their account balances in such Bitcoin Exchanges. Initially, our trading platform is less likely to have the infrastructure and capitalization that make larger Bitcoin Exchanges more stable, but as our operations grow, we are more likely to be appealing targets for hackers and “malware” (i.e., software used or programmed by attackers to disrupt computer operation, gather sensitive information or gain access to private computer systems).

A lack of stability in the Bitcoin Exchange Market and the closure or temporary shutdown of Bitcoin Exchanges due to fraud, business failure, or hackers or malware may reduce confidence in the Bitcoin Network and us. These potential consequences of a Bitcoin Exchange’s failure could adversely affect the reputation of Bitcoin Exchanges and users confidence in the Bitcoin Network, including our company.

Currently, there is relatively small use of Bitcoins in the retail and commercial marketplace in comparison to relatively large use by speculators, and the lack of an established marketplace for Bitcoins could adversely affect an investment in the Company.

As relatively new products and technologies, Bitcoins and the Bitcoin Network have not been widely adopted as a means of payment for goods and services by many retail and commercial outlets. Conversely, a significant portion of Bitcoin demand is generated by speculators and investors seeking to profit from the short or long-term holding of Bitcoins. The relative lack of acceptance of Bitcoins in the retail and commercial marketplace limits the ability of end-users to pay for goods and services with Bitcoins. A lack of expansion of Bitcoin into retail and commercial markets, or a contraction of such use, may result in a reduction in the use of Bitcoins or could lease to them becoming obsolete, either of which could adversely impact an investment in the Company.

The Core Developers or other programmers could propose amendments to the Bitcoin Network’s protocols and software that, if accepted and authorized by the Bitcoin Network’s community, could adversely affect an investment in the Company.

The Bitcoin Network is based on a math-based protocol that governs the peer-to-peer interactions between computers connected to the Bitcoin Network. The code that sets forth the protocol is informally managed by a development team known as the Core Developers that was initially appointed informally by the Bitcoin Network’s purported creator, Satoshi Nakamoto. The Core Developers can propose amendments to the Bitcoin Network’s source code through one or more software upgrades that alter the protocols and software that govern the Bitcoin Network and the properties of bitcoins, including the irreversibility of transactions and limitations on the mining of new bitcoins. Proposals for upgrades and discussions relating thereto take place on online forums including GitHub.com and Bitcointalk.org. To the extent that a significant majority of the users and miners on the Bitcoin Network install such software upgrade(s), the Bitcoin Network would be subject to new protocols and software that may adversely affect an investment in the Company. If less than a significant majority of the users and miners on the Bitcoin Network install such software upgrade(s), the Bitcoin Network could “fork” and two separate Bitcoin Networks could result, one running the pre-upgrade software and the other running the upgraded software. Such a fork could adversely affect an investment in the Company.

The open-source structure of the Bitcoin Network protocol means that the Core Developers and other contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol. A failure to properly monitor and upgrade the protocol could damage the Bitcoin Network.

The Bitcoin Network operates based on an open-source protocol maintained by the Core Developers and other contributors, largely on the GitHub resource section dedicated to Bitcoin development. As the Bitcoin Network protocol is not sold and its use does not generate revenues for its development team, the Core Developers are generally not compensated for maintaining and updating the Bitcoin Network protocol. The Bitcoin Foundation pays, through donations and member dues, a stipend to Chief Scientist Gavin Andresen and Lead Developer Wladimir J. van der Laan. Mike Hearn, a former member of the Core Developers, has criticized the lack of financial incentive for developers to maintain or develop the Bitcoin Network and indicated that the Core Developers may lack the resources to adequately address emerging issues with the Bitcoin Network protocol. According to its 2013 tax return filing on Form 990, the Bitcoin Foundation reported approximately $4.7 million in assets as of December 31, 2013. To the extent that material issues arise with the Bitcoin Network protocol, and the Core Developers and open-source contributor community are unable to address the issues adequately or in a timely manner, the Bitcoin Network may be adversely affected.

If a malicious actor or botnet obtains control in excess of 50 percent of the processing power active on the Bitcoin Network, such actor or botnet could manipulate the source code of the Bitcoin Network or the Blockchain in a manner that adversely affects an investment in the Company.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining on the Bitcoin Network, it may be able to alter the Blockchain on which the Bitcoin Network and all Bitcoin transactions rely by constructing alternate blocks if it is able to solve for such blocks faster than the remainder of the miners on the Bitcoin Network can add valid blocks. In such alternate blocks, the malicious actor or botnet could control, exclude or modify the ordering of transactions, though it could not generate new bitcoins or transactions using such control. Using alternate blocks, the malicious actor could “double-spend” its own bitcoins (i.e., spend the same bitcoins in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintains control. To the extent that such malicious actor or botnet does not yield its majority control of the processing power on the Bitcoin Network or the Bitcoin community does not reject the fraudulent blocks as malicious, reversing any changes made to the Blockchain may not be possible. Such changes could adversely affect an investment in the Company.

In late May and early June 2014, a mining pool known as GHash.io approached and, during a 24- to 48-hour period in early June may have exceeded, the threshold of 50 percent of the processing power on the Bitcoin Network. To the extent that GHash.io did exceed 50 percent of the processing power on the network, reports indicate that such threshold was surpassed for only a short period, and there are no reports of any malicious activity or control of the Blockchain performed by GHash.io. Furthermore, the processing power in the mining pool appears to have been redirected to other pools on a voluntary basis by participants in the GHash.io pool, as had been done in prior instances when a mining pool exceeded 40 percent of the processing power on the Bitcoin Network. The approach to and possible crossing of the 50 percent threshold indicate a greater risk that a single mining pool could exert authority over the validation of Bitcoin transactions. To the extent that the Bitcoin ecosystem, including the Core Developers and the administrators of mining pools, do not act to ensure greater decentralization of Bitcoin mining processing power, the feasibility of a malicious actor obtaining in excess of 50 percent of the processing power on the Bitcoin Network (e.g., through control of a large mining pool or through hacking such a mining pool) will increase, which may adversely impact an investment in the Company.

As the number of Bitcoins awarded for solving a block in the Blockchain decreases, the incentive for miners to continue to contribute processing power to the Bitcoin Network will transition from a set reward to transaction fees. The requirement from miners of higher transaction fees in exchange for recording transactions in the Blockchain may decrease demand for Bitcoins and prevent the expansion of the Bitcoin Network to retail merchants and commercial businesses, resulting in a reduction in the value of Bitcoins.

If transaction fees paid for the recording of transactions in the Blockchain become too high, the marketplace may be reluctant to accept Bitcoins as a means of payment and existing users may be motivated to switch from Bitcoins to another Digital Currency or back to fiat currency. Decreased use and demand for Bitcoins may adversely affect their value.

If the award of Bitcoins for solving blocks and transaction fees for recording transactions are not sufficiently high to incentivize miners, miners may cease expending processing power to solve blocks and confirmations of transactions on the Blockchain could be slowed. A reduction in the processing power expended by miners on the Bitcoin Network could increase the likelihood of a malicious actor or botnet obtaining control in excess of 50 percent of the processing power active on the Bitcoin Network or the Blockchain, permitting such actor or botnet to manipulate the source code of the Bitcoin Network in a manner that adversely affects an investment in the Company.

If transaction fees are not sufficiently high, miners may not have an adequate incentive to continue Mining and may cease their Mining operations. Miners ceasing operations would reduce the collective processing power on the Bitcoin Network, which would adversely affect the confirmation process for transactions and make the Bitcoin Network more vulnerable to a malicious actor or botnet obtaining control in excess of 50 percent of the processing power on the Bitcoin Network. Any reduction in confidence in the confirmation process or processing power of the Bitcoin Network may adversely impact an investment in the Company.

The acceptance of Bitcoin Network software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in the Bitcoin Network could result in a “fork” in the Blockchain, resulting in the operation of two separate networks until such time as the forked Blockchains are merged if they are in fact changed. The temporary or permanent existence of forked Blockchains could adversely impact an investment in the Company.

Bitcoin is an open source project and, although there is an influential group of leaders in the Bitcoin Network community including the Core Developers, there is no official developer or group of developers that formally controls the Bitcoin Network. Any individual can download the Bitcoin Network software and make any desired modifications, which are proposed to users and miners on the Bitcoin Network through software downloads and upgrades, typically posted to the Bitcoin development forum on GitHub.com. A substantial majority of miners and Bitcoin users must consent to those software modifications by downloading the altered software or upgrade that implements the changes; otherwise, the changes do not become a part of the Bitcoin Network. Since the Bitcoin Network’s inception, changes to the Bitcoin Network have been accepted by the vast majority of users and miners, ensuring that the Bitcoin Network remains a coherent economic system. However, a developer or group of developers could potentially propose a modification to the Bitcoin Network that is not accepted by a vast majority of miners and users, but that is nonetheless accepted by a substantial population of participants in the Bitcoin Network. In such a case, and if the modification is material and/or not backwards compatible with the prior version of Bitcoin Network software, a fork in the Blockchain could develop and two separate Bitcoin Networks could result, one running the pre-modification software program and the other running the modified version. Such a fork in the Blockchain typically would be addressed by community-led efforts to merge the forked Blockchains, and several prior forks have been so merged. This kind of split in the Bitcoin Network could materially and adversely affect the value of Bitcoins, in the worst case scenario, harm the sustainability of the Bitcoin economy, in which case an investment in the Company may be negatively impacted.

Intellectual property rights claims may adversely affect the operation of the Bitcoin Network.

Third parties may assert intellectual property claims relating to the operation of BTX and its source code relating to the holding and transfer of such assets. Regardless of the merit of any intellectual property or other legal action, any threatened action that reduces confidence in the Bitcoin Network’s long-term viability or the ability of end-users to hold and transfer Bitcoins may adversely affect an investment in the Company. Additionally, a meritorious intellectual property claim could prevent the Company from accessing the Bitcoin Network.

Political or economic crises may motivate large-scale sales of Bitcoins, which could result in a reduction in Bitcoin desirability and adversely affect an investment in the Company.

As an alternative to Fiat Currencies that are backed by central governments, Digital Currencies such as Bitcoins, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such desirability will be impacted by geopolitical events. Nevertheless, political or economic crises may result in large-scale reduction in use or desirability of Bitcoins either globally or locally. Large-scale reduction in use or desirability of Bitcoins could adversely affect an investment in the Company.

The United States tax rules applicable to an investment in Bitcoin businesses are uncertain and the tax consequences to an investor of an investment in the Company could differ from the investor’s expectations.

The relevant tax rules are complex, and no statutory, judicial, or administrative authority directly addresses the characterization of an investment in Bitcoins. The tax consequences to an investor of an investment in the Company could differ from the investor’s expectations.

Regulatory changes or actions may alter the nature of an investment in the Company or restrict the use of Bitcoins or the operation of the Bitcoin Network in a manner that adversely affects an investment in the Company.

Until recently, little or no regulatory attention has been directed toward Bitcoins and the Bitcoin Network by US federal and state governments, foreign governments and self-regulatory agencies. As Bitcoins have grown in popularity and in market size, certain US agencies (e.g., FinCEN) have begun to examine the operations of the Bitcoin Network, Bitcoin users and the Bitcoin Exchange Market. There is a possibility of future regulatory change altering, perhaps to a material extent, the nature of an investment in the Company and/or the Company’s ability to operate its Bitcoin business.

Currently, neither the SEC nor the Commodities Futures Trading Commission has formally asserted regulatory authority over the Bitcoin Network or Bitcoin trading and ownership. To the extent that Bitcoins are determined to be a security, commodity future or other regulated asset, or to the extent that a US or foreign government or quasi-governmental agency exerts regulatory authority over the Bitcoin Network or Bitcoin trading and ownership, trading or ownership in Bitcoins, our ability to deliver a Bitcoin trading platform may be adversely affected.

To the extent that future regulatory actions or policies limit the ability to sell or exchange Bitcoins or utilize them for payments, the demand for Bitcoins will be reduced. Furthermore, regulatory actions may limit the ability of end-users to convert Bitcoins into Fiat Currency (e.g., US Dollars) or use Bitcoins to pay for goods and services. Such regulatory actions or policies would result in a reduction of Bitcoin use and by extension, the Company’s Bitcoin business.

Bitcoin currently faces an uncertain regulatory landscape in not only the United States but also in many foreign jurisdictions such as the European Union. Various foreign jurisdictions may, in the near future, adopt laws, regulations or directives that affect the Bitcoin Network and its users, particularly Bitcoin Exchanges and service providers that fall within such jurisdictions’ regulatory scope. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of Bitcoins by users, merchants and service providers outside of the United States and may therefore impede the growth of the Bitcoin economy.

The effect of any future regulatory change regarding Bitcoins is impossible to predict, but such change could be substantial and adverse to the Company.

It may be illegal now, or in the future, to acquire, own, hold, sell or use Bitcoins in one or more countries.

Although currently Bitcoins are not regulated or are lightly regulated in most countries, including the United States, one or more countries may take regulatory actions in the future that severely restricts the right to acquire, own, hold, sell or use Bitcoins or to exchange Bitcoins for Fiat Currency. Such restrictions may adversely affect an investment in the Company.

We may keep some of its assets in Bitcoins.

Management from time to time may increase or decrease this amount, as well as considering diversifying our holdings in new and evolving alternative currencies like Bitcoin. As the value of Bitcoins fluctuates we may either benefit or suffer financial losses or gains in these holdings.

Our business depends on our trading platform and network infrastructure.

As a trading platform, we are completely dependent on our infrastructure. Any system interruption that results in the unavailability of our trading platform or reduced performance of our transaction systems could reduce our ability to conduct our business. We may experience system interruptions due to software failure from time to time. We may also experience temporary capacity constraints due to sharply increased traffic during periods of time when there is significant fluctuation in Bitcoin prices. Capacity constraints can cause system disruptions, slower response times, degradation in levels of customer service and other problems. We may also experience difficulties with our infrastructure upgrades. Any future difficulties with our systems or difficulties upgrading, expanding or integrating aspects of our systems may cause system disruptions, slower response times, and degradation in levels of customer service, additional expense, impaired quality and speed of transaction fulfillment or other problems.

If the location where all of our computer and communications hardware is located is compromised, our business, prospects, financial condition and results of operations could be harmed. If we suffer an interruption or degradation of services at the location for any reason, our business could be harmed. Our success, and in particular, our ability to successfully process transactions and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications systems. These limitations could have an adverse effect on our revenues. Our disaster recovery plan may be inadequate, and we do not carry business interruption insurance sufficient to compensate us for the losses that could occur. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, the occurrence of any of which could lead to interruptions, delays, loss of critical data or the inability to accept and fulfill transactions. The occurrence of any of the foregoing risks could harm our business.

Our trading platform requires continuous updates on current Bitcoin prices from other Bitcoin Exchanges. If these updates are inaccurate or do not occur, there could be a negative influence on our business.

Our trading platform is designed to provide real-time information for Bitcoin prices from other Exchanges. If we are unable to obtain, or are not provided updated pricing information from these other Exchanges, customers will be unable to use our trading platform and may seek the information from other providers. A loss in confidence in our ability to provide real-time information could have a material negative impact on our operations.

We are subject to cyber security risks and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents.

Our business is entirely dependent on the secure operation of our trading platform and systems as well as the operation of the Internet generally. Our business involves the storage and transmission of users’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. A number of large Internet companies have suffered security breaches, some of which have involved intentional attacks. From time to time we and many other Internet businesses also may be subject to a denial of service attacks wherein attackers attempt to block customers’ access to our trading platform. If we are unable to avert a denial of service attack for any significant period, we could sustain substantial revenue loss from lost transactions and customer dissatisfaction. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Cyber-attacks may target us, our customers, banks, payment processors, ecommerce in general or the communication infrastructure on which we depend. If an actual or perceived attack or breach of our security occurs, customer perception of the effectiveness of our security measures could be harmed and we could lose customers. Actual or anticipated attacks and risks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants. A person who is able to circumvent our security measures might be able to misappropriate our or our users’ proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.

We may not be able to compete successfully against existing or future competitors.

Bitcoin Exchanges are rapidly evolving and intensely competitive. Barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost. We currently compete with numerous competitors, including Coinbase, Circle Internet Financial, Expresscoin, RTBTC and CyrpTrader.

We expect the Bitcoin trading exchange market to become even more competitive as more competitors join the market and continue to develop and improve services that compete with our services. In addition, more traditional securities trading exchanges may decide to utilize their existing infrastructure. Almost all of our competitors, who have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do, could harm our business. Further, as a strategic response to changes in the competitive environment, we may from time to time make competitive pricing, service, marketing or other decisions that could harm our business.

If we do not respond to rapid technological changes, our services could become obsolete and we could lose customers.

The Bitcoin industry is rapidly evolving. To remain competitive, we must continue to enhance and improve the functionality and features of our trading platform. If we fail to do so, we may lose customers. If competitors introduce new services using new technologies or if new industry standards and practices emerge, our trading platform may become obsolete. Our failure to respond to technological change or to adequately maintain, upgrade and develop our trading platform and the systems used to process customers’ orders could harm our business.

We have an evolving business model.

As virtual currencies evolve so will our business model. We may continue to try to offer additional types of services, and we cannot offer any assurance that any of them will be successful. From time to time we may also modify aspects of our business model relating to the services we offer. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results.

Since there has been limited precedence set for financial accounting of virtual currencies, it is unclear how we will be required to account for virtual currency transactions in the future.

Since there has been limited precedence set for the financial accounting of virtual currencies, it is unclear how we will be required to account for virtual currency transactions or assets. Furthermore, a change in regulatory or financial accounting standards could result in the necessity to restate our financial statements. Such a restatement could negatively impact our business, prospects, financial condition and results of operation.

If the services that we offer on our trading platform are not unique or do not reflect our customers’ preferences, our platform traffic would decrease.

Our success depends in part on our ability to offer services that are unique and reflect consumers’ preferences. For example, currently, we believe that our trading platform is the only one that provides integration from several of the largest Bitcoin exchanges, allowing users to see liquidity across all platforms, route orders to the best platforms, and identify possible arbitrage opportunities across platforms. In addition, we believe our platform uniquely allows users to place synthetic stop loss orders against those exchanges, to hedge against Bitcoin price volatility. If competitors incorporate our services into their trading platforms, our competitive advantage would be diminished. In addition, users’ preferences for various services are subject to frequent, significant and sometimes unpredictable changes and any failure to offer services in line with customers’ preferences could allow our competitors to gain market share. This could have an adverse effect on our business.

The loss of key personnel or any inability to attract and retain additional personnel could affect our ability to successfully grow our business.

Our performance is substantially dependent on the continued services and on the performance of Divya Thakur, BTX’s Chief Technology Officer and Ilya Subkhankulov, BTX’s Chief Operating Officer. Our performance also depends on our ability to hire someone to serve as President of BTX and retain and motivate our officers and key employees. The loss of the services of Messrs. Thakur or Subkhankulov or other key employees for any reason could harm our business. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, marketing and customer service personnel. Competition for such personnel is intense. Our failure to retain and attract the necessary personnel could harm our business.

We may be unable to protect our proprietary technology or keep up with that of our competitors.

Our success depends to a significant degree upon the protection of our software and other proprietary intellectual property rights. We may be unable to deter misappropriation of our proprietary information, detect unauthorized use or take appropriate steps to enforce our intellectual property rights. In addition, our competitors may now have or may in the future develop technologies that are as good as or better than our technology without violating our proprietary rights. Our failure to protect our software and other proprietary intellectual property rights or to utilize technologies that are as good as our competitors’ could put us at a disadvantage to our competitors.

We may be accused of infringing intellectual property rights of third parties.

Other parties may claim that we infringe their intellectual property rights. In the future we may be subject to legal claims of alleged infringement of the intellectual property rights of third parties. The ready availability of damages, royalties and the potential for injunctive relief has increased the defense litigation costs of patent infringement claims, especially those asserted by third parties whose sole or primary business is to assert such claims. Such claims, even if not meritorious, may result in significant expenditure of financial and managerial resources, and the payment of damages or settlement amounts. Additionally, we may become subject to injunctions prohibiting us from using software or business processes we currently use or may need to use in the future, or requiring us to obtain licenses from third parties when such licenses may not be available on financially feasible terms or terms acceptable to us or at all. In addition, we may not be able to obtain on favorable terms, or at all, licenses or other rights with respect to intellectual property we do not own in providing ecommerce services to other businesses and individuals under commercial agreements.

We may be unable to secure adequate capital to fund the BTX business.

BTX has not generated any revenues to date. Until such time that BTX is able to generate sufficient revenue to finance its operations, BTX may require more capital than it or the Company currently has available to fund such operations. While no additional capital is required at this time, there is no assurance that if such additional capital is required, that the Company or BTX will be able to obtain such capital on terms reasonably acceptable, if at all. If BTX is unable to generate sufficient revenue for its operations and the Company was unable to secure additional capital if required, the inability to do so could have a material adverse effect on BTX’s operations and cause it to reduce or cease operations.

RISKS RELATED TO OUR COMMON STOCK

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

The stock market in general and the stock prices of technology and telecommunications companies in particular, have experienced volatility that has often been unrelated to or disproportionate to the operating performance of those companies. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. Between May 1, 2013 and April 30, 2014, our common stock has traded as low as $0.29 and as high as $5.27 per share, based upon information provided by the NASDAQ Capital Market. Factors, which could have a significant impact on the market price of our common stock include, but are not limited to, the following:

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our principal executive office is located in Exton, Pennsylvania. We operate our business under office leases in the following locations:

Location	Operations	Lease Expiration Date	Annual Rent
Exton, Pennsylvania	WPCS	Month to Month	$14,963
New York City, New York	BTX	Month to Month	$47,400
Redmond, Washington	Seattle	December 31, 2017	$68,999
Suisun City, California	Suisun City	February 28, 2017	$63,500
Reno, Nevada	Suisun City	December 31, 2014	$4,920
Sacramento, California	Suisun City	December 31, 2014	$35,712
Woombye, Queensland, Australia (1)	Australia	April 30, 2016	$68,132
Nundah, Queensland, Australia	Australia	March 30, 2015	$31,859
Toowoomba QLD, Australia	Australia	Month to Month	$20,020
Rockhampton, QLD, Australia	Australia	January 31, 2015	$9,106

(1)	We lease our Woombye, Queensland, Australia location from Pride Property Trust, of which the former shareholders of Pride are the trustees.

We believe that our existing facilities are suitable and adequate to meet our current business requirements. We intend to renew leases expiring within the next twelve months at their current locations or at similar facilities in the same geographic locations.

ITEM 3 - LEGAL PROCEEDINGS

Other than as described below, we are currently not a party to any material legal proceedings or claims.

On July 14, 2014, Eric Greenberg, a stockholder of the Company (the Plaintiff), filed suit in the United States District Court Southern District of New York, against defendants Hudson Bay Master Fund Ltd., Iroquois Master Fund Ltd., American Capital Management LLC, GRQ Consultants, Inc. 401K, Barry Honig, Richard Molinsky (the Defendants), and the Company. While the suit named the Company as a nominal defendant, it contains no claims against nor seeks relief from the Company. The suit alleges violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p (b) (Section 16(b)), and deems the Defendants were statutory insiders of the Company,

The complaint seeks that the Defendants disgorge profits earned for any "short-swing profits" obtained by them in violation of Section 16(b), as a result of the sales and purchases of the Company’s common stock during the three months ended January 31, 2014, within periods of less than six months while the Defendants were beneficial owners of more than 10% of the Company’s common stock.

Previously, on January 29, 2014, a demand for prosecution was made on the Company based on the allegations above (the Demand), and on March 20, 2014, counsel for the Company responded to the Demand and indicated that the Company declined to pursue Section 16(b) claims against the Defendants. As more than sixty (60) days have passed from the date of the Demand and the Company has failed to recover the alleged profits or instituted a lawsuit to recover those profits, the Plaintiff filed the above suit. The Plaintiff seeks an unspecified amount of the profits earned by the Defendants on the transactions, to be determined at trial, plus interest and other expenses.

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

Period	High	Low
Fiscal Year Ended April 30, 2014:
First Quarter	$5.14	$0.29
Second Quarter	5.27	1.71
Third Quarter	4.95	1.32
Fourth Quarter	1.92	0.91

Fiscal Year Ended April 30, 2013:
First Quarter	$8.05	$4.90
Second Quarter	6.19	2.59
Third Quarter	5.03	2.10
Fourth Quarter	3.29	2.07

On July 22, 2014, the closing sale price of our common stock, as reported by The NASDAQ Capital Market, was $0.69 per share. On July 22, 2014, there were 56 holders of record of our common stock, which does not include shares held in street name.

Dividend Policy

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

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

Overview

We offer low voltage communication infrastructure in the public services, healthcare, energy and corporate enterprise markets with 240 employees in five (5) operations centers on three continents. In addition, we have launched a Bitcoin trading platform for the trading of digital currencies, through the acquisition of software technology in the emerging Bitcoin industry.

For communications infrastructure, we provide an integrated approach to project coordination that creates cost-effective solutions. Corporations, government entities, healthcare organizations and educational institutions depend on the reliability and accuracy of voice, data and video communications. However, the potential for this new technology cannot be realized without the right infrastructure to support the convergence of technology. In this regard, we create integrated building systems, including the installation of advanced structured cabling systems. We specialize in wireless technology or combination of various technologies to develop a cost effective network for a customer's wireless communication requirements. This includes Wi-Fi networks, point-to-point systems, cellular networks, in-building systems and two-way communication systems. We support the integration of telecommunications, life safety, security and HVAC in an environmentally safe manner and design for future growth by building in additional capacity for expansion as new capabilities are added.

Industry Strategy

In April 2014, we launched the BTX trading platform to focus on opportunities within the digital currency market, including, but not limited to: (i) trading systems; and (ii) exchanges.

BTX’s current business strategy is to continue to implement advanced trading algorithms for digital currency traders.  BTX expects to generate revenue from the trading systems by offering users advanced Bitcoin trading algorithms and strategies that are not currently available.  The trading system is a cloud-hosted service that incorporates some high-end features traders may be familiar with from other asset classes, including access to reliable and curated market data, and utilizing sophisticated market data visualization tools such as advanced charting, trading blotters, tick charts and consolidated level 2 order books.    BTX offers a product that provides trading integration against the largest Bitcoin exchanges, allowing users to see liquidity across all platforms, route orders to the best platforms, and identify possible arbitrage opportunities across platforms.  Additionally, it allows users to place synthetic stop loss orders against those exchanges, to hedge against Bitcoin price volatility. To date, the trading platform is accessible online with approximately 5,000 users and over 1,500 unique visitors per month.

On July 28, 2014, BTX announced the launch of an exchange and its second product, Celery, which will allow consumers to initially purchase Bitcoin and Dogecoin digital currencies, where it expects to generate revenue from transaction fees. Celery is a hosted online wallet that deploys direct bank transfers to allow its customers the use of their digital currency in a timely manner. BTX has launched Celery in the United States, and is committed to ensuring full compliance with its digital currency wallet and exchange services.

For the fiscal year ended April 30, 2014, we generated revenues from continuing operations of approximately $21.3 million, compared to $24.8 million for the fiscal year ended April 30, 2013. Our backlog at April 30, 2014 and 2013 was approximately $19.4 million and $22.3 million, respectively.

Recent Developments

Sale of Pride Operations

On September 19, 2013, we entered into a securities purchase agreement (the Agreement) to sell 100% of the shares of Pride to Turquino Equity LLC, a limited liability company (Turquino), whose managing member is Andrew Hidalgo (Hidalgo), our former President, Chief Executive Officer and member of the board of directors, for $1,400,000. Until the date of closing of the Agreement, which we currently anticipate to be July 31, 2014, we shall continue to pay Hidalgo his current base salary of $325,000 per year through our normal payroll process, pursuant to the Separation Agreement previously entered into with Hidalgo. As of June 30, 2014, the balance of the accrued severance expense due Hidalgo is approximately $1,219,000. At the closing date, we shall make the final Severance Payment; net of applicable taxes, and shall apply the net after tax Severance Payment as partial payment towards the purchase price for Pride. The cash difference between the after tax Severance Payment and the purchase price shall be paid to the Company at the closing date.

The Agreement contains a number of conditions to closing, including but not limited to the following: (i) each of the Company and Turquino shall have performed and complied with all terms of the Agreement required to be performed or complied with by it at or prior to the Closing Date; (ii) no action or proceeding by or before any governmental authority shall have been instituted or threatened (and not subsequently dismissed, settled or otherwise terminated) which might restrain, prohibit or invalidate any of the transactions contemplated by the Agreement, other than an action or proceeding instituted or threatened by a party or any of its affiliates; (iii) the representations and warranties contained in made by each of the Company and Turquino to each other shall be true and correct in all material respects on the closing date as though made on and as of the closing date; (iv) the Company obtaining a fairness opinion that the Purchase Price is fair; and (v) the Company obtaining shareholder approval. On July 15, 2014, we obtained shareholder approval of the transaction. In order to close, we need to obtain the release of liens by our secured note holders of the stock of Pride.

Sale of the Seattle Operations

On March 31, 2014, we entered into an asset purchase agreement (the Asset Purchase Agreement) by and among the Company, and EC Company, as purchaser. Pursuant to the Asset Purchase Agreement, we agreed to sell substantially all of the assets of the Seattle Operations to EC Company for approximately $2.7 million in an all cash transaction. The final closing price is subject to adjustment based on the value of the assets on the closing date.

On May 30, 2014, the Asset Purchase Agreement was amended to provide that in the event that the acquisition is not consummated by July 31, 2014, through no fault of EC Company, the purchase price will be reduced by $100,000. The consummation of the sale is subject to the approval of the Company’s stockholders, the NASDAQ Capital Market and the release of liens by our secured note holders of the assets of the Seattle Operations. We anticipate that the transaction will be closed in August 2014.

Acquisition of BTX Software

On December 17, 2013, we entered into various agreements, as more fully described below, which are expected to add a new line of business and reporting segment to our existing operations. We acquired software technology in the emerging Bitcoin industry of a cross-exchange trading technology platform that provides access to ninety percent of publicly available Bitcoin liquidity, or the BTX Software. The BTX Software enables users to make informed decisions by providing aggregated and curated market data from all major trading venues. In connection with the acquisition of the BTX Software, we also established a wholly-owned subsidiary, BTX.

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

On December 17, 2013, we entered into a securities purchase agreement (the BTX Purchase Agreement) with certain accredited investors (the Investors) pursuant to which we sold an aggregate of 2,438 shares of our Series E Convertible Preferred Stock and warrants (the BTX Warrants) to purchase up to an aggregate of 1,500,000 shares of Common Stock. As consideration for the purchase of the Securities, the Investors sold their collective interests in BTX to us, which interests constituted 100% of the outstanding membership interests of BTX, causing BTX to become a wholly owned subsidiary of WPCS.

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

Pursuant to the BTX Purchase Agreement, we agreed to use our reasonable best efforts to obtain stockholders’ approval at the next annual stockholder meeting or a special meeting of stockholders for (i) the increase of the number of shares of Common Stock authorized for issuance to 75,000,000 and (ii) the issuance of all the securities issuable pursuant to the BTX Purchase Agreement (Stockholder Approval). The Company agreed to seek Stockholder Approval by April 30, 2014. As we did not obtain Stockholder Approval by April 30, 2014, we are obligated to cause an additional annual stockholder meeting to be held annually at which Stockholder Approval will be sought (or if no Annual Meeting of stockholders of WPCS is held in any given year, to seek such approval at a special meeting of stockholders of WPCS in such given year) until such Stockholder Approval is obtained. In June 2014, we obtained the Stockholder Approval for the issuance of all the securities issuable pursuant to the BTX Purchase Agreement but not the increase in the authorized shares. We intend to seek Stockholder Approval for the increase in authorized shares at a future stockholder meeting.

Senior Secured Convertible Note and Warrant Amendments

On December 4, 2012, we entered into a securities purchase agreement (the Securities Purchase Agreement) with six accredited investors (the Buyers) pursuant to which, the Company sold an aggregate of (i) $4,000,000 principal amount of senior secured convertible notes (the Notes) and (ii) warrants (the Warrants) to purchase 2,274,796 shares of the Company’s common stock (Common Stock), to the Buyers for aggregate gross proceeds of $4,000,000.

On October 25, 2013, we entered into an amendment, waiver and exchange agreement (the Amendment) with the Buyers of the Notes and Warrants. Pursuant to the Amendment, the Buyers exchanged 154,961 of their Warrants for 38,740 shares of common stock and warrants to purchase 154,961 shares of common stock, or the Exchange Warrants. Effectively, for every four Warrants surrendered, the Buyers received a unit of four Exchange Warrants and one Share. It was determined that the Black-Scholes value of one warrant being exchanged was equal to $1.83, resulting in four Warrants being equal to $7.32 and the parties valued the unit at a price of $7.52. As a result, the Shares issued were calculated at $0.20, and by the operation of the terms of the Notes, the conversion price of the Notes automatically adjusted to $0.20. The Exchange Warrants are exercisable for a period of five years from the date of issuance of the original Warrants at an initial exercise price of $2.1539 per share. The exercise price will only adjust in the event of any future stock splits or dividends.

Pursuant to the Amendment, the Buyers permanently waived, effective as of October 24, 2013, various provisions of the remaining 2,119,835 Warrants, including the anti-dilution protection from the issuance of securities at a price lower than the Exercise Price, the adjustment to market price on the first anniversary of the date of issuance of the Warrants and the Black-Scholes valuation upon the occurrence of a Fundamental Transaction (as defined in the Warrants). As a result of these waivers, the exercise price of the Warrants will only adjust in the event of any future stock splits or dividends. The Exercise Price of the 2,119,835 Warrants and 154,961 Exchange Warrants remains at $2.1539 per share. After the Amendment, the Warrants and Exchange Warrants have the same terms, conditions and rights. Further, the Buyers agreed to waive any defaults through February 28, 2014 relating to the failure to have enough authorized shares of common stock available for issuance upon conversion of the Notes and/or exercise of the Warrants.

Effective October 31, 2013, we entered into an amendment agreement (the Note Amendment) with the Buyers. The Note Amendment eliminated certain features of the Notes which would otherwise result in substantial accounting charges to the Company.

Pursuant to the Amendment, the Buyers permanently waived various provisions of the Notes, including the adjustment to the conversion price under a Fundamental Transaction (as defined in the Notes), the anti-dilution protection from the issuance of securities at a price lower than the current exercise price and the adjustment to market price on the first anniversary of the date of issuance of the Notes. As a result of these waivers, the conversion price of the Notes will only adjust in the event of any future stock splits or dividends. Further, the Buyers waived certain events of default that had occurred under the Notes.

Prior to the Note Amendment, if an event of default existed under the Notes, the Buyers would have been entitled to redeem $3,400,000 in aggregate principal and interest of the Notes for a redemption price equal to the greater of 125% of (x) the deemed value of the shares of common stock underlying the Note (the Intrinsic Value) and (y) the outstanding principal and unpaid interest under the Notes (the Base Value). The Note Amendment reduces and fixes the event of default redemption price by eliminating the Intrinsic Value calculation and modifying the Base Value calculation and interest rate to more accurately make-whole the holders of the Notes from the loss of interest from an early redemption of the Notes and the decreased value of the Notes without such Intrinsic Value rights. As revised, the event of default redemption amount equals the sum of the Conversion Amount (as defined in the Notes) to be redeemed, plus a make-whole amount equal to the amount of any interest that, but for any redemption of the Notes on such given date, would have accrued with respect to the Conversion Amount being redeemed under the Notes at the interest rate then in effect for the period from such given date through October 31, 2023, the amended maturity date of the Notes, discounted to the present value of such interest using a discount rate of 2.5% per annum. As a result, the fixed value of the event of default redemption price was approximately $10,900,000 at the time of the Note Amendment. As a result of Note conversions during the fiscal year, the value of the event of default redemption price was approximately $2,800,000 as of April 30, 2014. In addition, the interest rate of the Notes was amended to 15% per annum, subject to increase to 25% per annum if an event of default occurs and is continuing.

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

As a result of the Amendment and Note Amendment effective as of October 31, 2013, the exercise price of the Notes were fixed at $0.20 per share, and will only adjust in the event of any future stock splits or dividends, and the redemption price of the Notes in the event of default was fixed at approximately $10,900,000 at the time of the Note Amendment. As a result of the Note conversions during the fiscal year, the value of the event of default redemption price was approximately $2,800,000 as of April 30, 2014. In addition, the exercise price of the Warrants was fixed at $2.1539 per share, and will only adjust in the event of any future stock splits or dividends. As a result, we determined that the Notes and Warrants no longer contained the provisions that required bifurcation of the embedded derivatives and the classification was changed from liability to an equity instrument. This resulted in extinguishment of the derivative liabilities. Accordingly, we reclassified the total former derivative liability related to the Notes and Warrants of $7,094,000 to additional paid-in capital at October 31, 2013, allowing us to regain compliance with the minimum stockholder equity NASDAQ listing requirement.

Events of Default under the Senior Secured Convertible Notes

Pursuant to the terms of the Notes, an event of default occurs when our common stock is suspended or threatened with suspension from trading on The NASDAQ Capital Market (or an equivalent market). As a result of the notices received by the Company from NASDAQ as described above, as well as our failure to obtain an increase in authorized common stock by February 28, 2014 described above, separate events of default occurred under the Notes (the Events of Default).

As a result of each of the Events of Default, the Buyers have the right to require us to redeem the Notes equal to the Conversion Amount (as defined in the Notes) to be redeemed, plus a make-whole amount equal to the amount of any interest that, but for any redemption of the Notes on such given date, would have accrued with respect to the Conversion Amount being redeemed under the Notes at the interest rate then in effect for the period from such given date through October 31, 2023, the amended maturity date of the Notes, discounted to the present value of such interest using a discount rate of 2.5% per annum. The value of the event of default redemption price is approximately $2,800,000. Currently, the principal amount of Notes outstanding is $898,334.

We have provided notice to the Buyers of each of the Events of Default, but no Buyer has exercised its right of redemption. If we are required to repay the Notes, we do not have sufficient working capital to repay the outstanding borrowings. The Company and the Buyers have commenced discussions concerning a forbearance or waiver of the Events of Default, however, there can be no assurance that the Company and Buyers will come to any agreement (either oral or written) regarding repayment, forbearance, waiver and/or modification of the Notes.

Executive Management Changes

On March 31, 2014, we entered into the Separation Agreement with Heater, the Company’s Chief Financial Officer, and on July 28, 2014, we entered into the Amendment to Separation Agreement). Pursuant to the Amendment to Separation Agreement, Heater will resign, effective at the close of business on the Termination Date, as the Chief Financial Officer of the Company and from all officer and director positions with the Company’s subsidiaries.

Pursuant to the Separation Agreement, as amended, we shall pay Heater the sum of $250,000 between the Termination Date and January 31, 2015, which will be payable in five (5) monthly installments of $41,666.67, payable on the first business day of each month from September 2014 through January 2015 and one (1) final payment of $41,666.65 to be made on January 31, 2015. In addition, Heater shall receive a bonus of $35,000, to be paid on July 31, 2014, and we will pay Heater for all accrued but unused vacation time through August 31, 2014. Heater will also receive medical and other insurance benefits through January 31, 2015 under the applicable plans maintained by the Company.

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

We have submitted a Claim to the Owner of $2,421,425 to settle the Claim. If we are successful in the settlement of this Claim, we expect to use the proceeds from the Claim to repay Zurich the Loss Amount as it exists at the time. There can be no assurance that we will be successful in settling with the Owner for all or a portion of the submitted claim.

Segment Reporting

As part of our acquisition of the BTX Software and the addition of a related new line of business, we have reorganized our operating segments to correspond to our primary service lines: communications infrastructure contracting services and Bitcoin trading platform. Accordingly, we have reclassified the reporting of our segment results under these two reporting segments in this Form 10-K for the years ended April 30, 2014 and 2013.

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year:

In regards to our financial results for the year ended April 30, 2014, we generated revenue of approximately $21.3 million, compared to revenue of $24.8 million for the same period in the prior year. This decrease in revenue was due primarily to an $8.8 million decrease in revenue in our Trenton Operations due to the significantly reduction in this operation in fiscal 2014. Excluding the decrease for Trenton Operations, the effective increase in revenue from the remaining Suisun City and China Operations was approximately 34.4%.

We generated a net loss to common shareholders for the year ended April 30, 2014 of approximately $11,168,000, or $1.99 per common share, which includes one-time charges of approximately $1,776,000 related to severance expense recorded per the Separation Agreements with Hidalgo and Heater, approximately $4,279,000 related to the non-cash interest expense for the amortization of Notes discount and expenses related to the issuance of the Exchange Warrants and Shares, $1,299,000 related to the loss on extinguishment of the old Notes, and $834,000 related to the change in fair value of the derivative liabilities associated with the Notes and Warrants, prior to the Amendment and Note Amendment which enabled us to reclassify the former derivative liabilities to stockholders’ equity The non-cash charges have no impact on our operating income or cash flows. The net loss includes a loss from discontinued operations for the Australia, Lakewood, Hartford and Seattle Operations of approximately $71,000, or $0.01 per common share. In addition, the net loss includes operating losses from the initial start-up of the Bitcoin trading segment of approximately $443,000 and the operating losses from the Trenton Operation of approximately $438,000.

The net loss to common shareholders for the year ended April 30, 2014 compares to a net loss of approximately $6,911,000, or $6.95 per common share for the year ended April 30, 2013, which includes a loss from discontinued operations for the Australia, Lakewood, Hartford, and Seattle Operations of approximately $1,531,000, or $1.54 per common share. In our continuing operations, for the year ended April 30, 2013, we incurred a net loss of approximately $5,284,000, or $5.41 per common share. The net loss also includes non-recurring operating income of approximately $1,329,000 from the Trenton Operation primarily as a result of non-recurring change order revenue related to the Cooper Project, for costs accrued in prior periods.

The markets we serve in public services, healthcare, and energy continue to afford opportunities to grow our business. Two of our most important economic indicators for measuring our future revenue producing capability and demand for our services continue to be our backlog and bid list. For comparative purposes our backlog and bid list for prior periods only includes our continuing operations. Our backlog of unfilled orders was approximately $19.4 million at April 30, 2014, compared to backlog of $22.0 million at January 31, 2014, and $22.3 million at April 30, 2013.

Our bid list, which represents project bids under proposal for new and existing customers, was approximately $14.4 million at April 30, 2014, compared to approximately $18.1 million at January 31, 2014 and $21.1 million at April 30, 2013. Our goal is to convert more of these bids into contract awards and to increase our backlog in the quarters ahead.

We believe our low voltage communication infrastructure contracting services for public services, healthcare, energy and corporate enterprise markets will create additional opportunities domestically. We believe that the ability to provide comprehensive communications infrastructure contracting services gives us a competitive advantage. In regards to strategic development, our focus is on organic growth opportunities and we feel optimistic about the markets we serve as evidenced by our new contract awards and customers continuing to seek bids from us, due to our experience in these markets.

While we continue to consider and develop organic growth opportunities, we are also seeking opportunities to improve our balance sheet. We have sought a number of opportunities for improvement, including the execution of an aggressive plan over the past year to stabilize the operations and cash flows of the business and have reduced operating costs. The restructuring of the Notes and Warrants has enabled us to eliminate the former derivative liabilities and rebuild our stockholders’ equity to regain compliance with the NASDAQ minimum stockholder equity requirements.

We are in the process of divesting certain operations through the sale of the Pride Operations, the sale of the assets of the Seattle Operations and the significant reduction of the unprofitable Trenton Operations. Furthermore, in May 2014, we entered into a non-binding letter of intent to sell our 60% majority ownership interest in the China Operations to AIC Investments Limited, a Hong Kong company (AIC), in an all-cash transaction valued at approximately $2.1 Million. The consummation of this transaction is subject to a number of conditions, including, but not limited to, completion of due diligence by AIC, the negotiation and execution of a definitive purchase agreement, third party governmental and regulatory consents, approval of by the board of directors from the Company and AIC, shareholder approval of the Company and approval from holders of senior secured debt of the Company.

Industry Strategy

In April 2014, we launched the BTX trading platform to focus on opportunities within the digital currency market, including, but not limited to: (i) trading systems; and (ii) exchanges.

BTX’s current business strategy is to continue to implement advanced trading algorithms for digital currency traders.  BTX expects to generate revenue from the trading systems by offering users advanced Bitcoin trading algorithms and strategies that are not currently available.  The trading system is a cloud-hosted service that incorporates some high-end features traders may be familiar with from other asset classes, including access to reliable and curated market data, and utilizing sophisticated market data visualization tools such as advanced charting, trading blotters, tick charts and consolidated level 2 order books.    BTX offers a product that provides trading integration against the largest Bitcoin exchanges, allowing users to see liquidity across all platforms, route orders to the best platforms, and identify possible arbitrage opportunities across platforms.  Additionally, it allows users to place synthetic stop loss orders against those exchanges, to hedge against Bitcoin price volatility. To date, the trading platform is accessible online with approximately 5,000 users and over 1,500 unique visitors per month.

On July 28, 2014, BTX announced the launch of an exchange and its second product, Celery, which will allow consumers to initially purchase Bitcoin and Dogecoin digital currencies, where it expects to generate revenue from transaction fees. Celery is a hosted online wallet that deploys direct bank transfers to allow its customers the use of their digital currency in a timely manner. BTX has launched Celery in the United States, and is committed to ensuring full compliance with its digital currency wallet and exchange services.

As a result, we believe that all of these actions provide us with an opportunity to deliver improved shareholder value in the future.

Results of Operations for the Fiscal Year Ended April 30, 2014 Compared to Fiscal Year Ended April 30, 2013

Consolidated results for the years ended April 30, 2014 and 2013 were as follows.

	Years Ended
	April 30,
	2014		2013

REVENUE	$21,264,288	100.0%	$24,774,876	100.0%

COSTS AND EXPENSES:
Cost of revenue	16,744,720	78.7%	17,556,832	70.9%
Selling, general and administrative expenses	5,988,117	28.2%	6,574,237	26.5%
Severance expense	1,775,732	8.4%	-	-
Depreciation and amortization	752,109	3.5%	916,449	3.7%
Total costs and expenses	$25,260,678	118.8%	$25,047,518	101.1%

OPERATING LOSS	(3,996,390)	(18.8)%	(272,642)	(1.1)%

OTHER EXPENSE (INCOME):
Interest expense	5,042,189	23.7%	2,091,771	8.4%
Loss on extinguishment of Notes	1,299,304	6.1%	-	-
Change in fair value of derivative liabilities	833,750	4.0%	2,703,248	10.9%
Interest income	(11,595)	(0.1)%	-	-

Loss from continuing operations before income tax (benefit) provision	(11,160,038)	(52.5)%	(5,067,661)	(20.4)%

Income tax (benefit) provision	(182,942)	(0.9)%	216,314	0.9%

LOSS FROM CONTINUING OPERATIONS	(10,977,096)	(51.6)%	(5,283,975)	(21.3)%

Discontinued operations
Income (loss) from discontinued operations, net of tax	33,890	0.2%	(3,287,932)	(13.3)%
(Loss) gain from disposal	(104,446)	(0.5)%	1,756,586	7.1%

Loss from discontinued operations, net of tax	(70,556)	(0.3)%	(1,531,346)	(6.2)%

CONSOLIDATED NET LOSS	(11,047,652)	(51.9)%	(6,815,321)	(27.5)%

Net income attributable to noncontrolling interest	11,287	0.1%	95,406	0.4%

NET LOSS ATTRIBUTABLE TO WPCS	(11,058,939)	(52.0)%	(6,910,727)	(27.9)%

Dividend declared on preferred stock	(109,027)	(0.5)%	-	-

NET LOSS ATTRIBUTABLE TO WPCS COMMON SHAREHOLDERS	$(11,167,966)	(52.5)%	$(6,910,727)	(27.9)%

Revenue

Revenue for the year ended April 30, 2014 was approximately $21,264,000, as compared to approximately $24,775,000 for the year ended April 30, 2013. The decrease in revenue was due primarily to a reduction in revenue of the contracting services segment, as a result of the significant reduction of the Trenton Operation during fiscal 2014, partially offset by an increase in contracting services project revenue in our Suisun City Operations. The prior period also included approximately $1,641,000 of change order revenue related to the Cooper Project. There was no revenue for the Bitcoin trading platform segment. For the year ended April 30, 2014, there was one customer who comprised 16.6% of the consolidated total revenue. For the year ended April 30, 2013, there was one customer who comprised 23.3% of the consolidated total revenue.

Cost of Revenue

Cost of revenue consists of direct costs on contracts: materials, direct labor, third party subcontractor services, union benefits and other overhead costs. Our cost of revenue was approximately $16,745,000, or 78.7%, of revenue for the year ended April 30, 2014, compared to $17,557,000, or 70.9%, for the prior year. The decrease in total cost of revenue was due to the decrease in revenue as compared to the prior year. The increase as a percentage of revenue is primarily due to the revenue blend of project work completed during the year. The prior period also included approximately $1,641,000 of change order revenue related to the Cooper Project, the costs of which were incurred in fiscal 2012.

Severance Expense

On July 24, 2013, we entered into the Separation Agreement with Hidalgo, our former President, Chief Executive Officer and a member of the board of directors.

On March 31, 2014, we entered into the Separation Agreement with Heater, the Company’s Chief Financial Officer. Pursuant to the Separation Agreement, Heater will resign, effective on July 31, 2014, as the Chief Financial Officer of the Company and from all officer and director positions with the Company’s subsidiaries.

The Company recorded severance expense of $1,775,732 related to these Separation Agreements.

Selling, General and Administrative Expenses

For the year ended April 30, 2014, total selling, general and administrative expenses were approximately $5,988,000, or 28.2%, of total revenue compared to $6,574,000, or 26.5%, of revenue for the prior year. Included in selling, general and administrative expenses for the year ended April 30, 2014 were salaries, commissions, payroll taxes and other employee benefits incurred in the normal course of business of $2,746,000, which was a $652,000 decrease compared to the prior year, due primarily to lower salaries from cost reduction strategies, offset by BTX signing bonuses. Professional fees were $1,145,000, which include on-going accounting, legal and investor relations fees. The increase in professional fees was due primarily to legal costs incurred in connection with the acquisition of the BTX Software, and consulting fees related to Sebastian Giordano, our Interim Chief Executive Officer. Insurance costs were $607,000 and rent for office facilities was $363,000. Automobile and other travel expenses were $409,000. Other selling, general and administrative expenses totaled $718,000. For the year ended April 30, 2014, total selling, general and administrative expenses for the contracting services and Bitcoin segments were approximately $3,060,000 and $437,000, respectively, with the balance of approximately $2,491,000 pertaining to corporate expenses.

For the year ended April 30, 2013, total selling, general and administrative expenses were approximately $6,574,000, or 26.5%, of total revenue. Included in selling, general and administrative expenses for the year ended April 30, 2013 was $3,397,000 for salaries, commissions, payroll taxes and other employee benefits. Professional fees were $1,074,000, which include accounting, legal and investor relation fees. Insurance costs were $642,000 and rent for office facilities was $271,000. Automobile and other travel expenses were $681,000. Other selling, general and administrative expenses totaled $509,000. For the year ended April 30, 2013, total selling, general and administrative expenses for the contracting services segment was approximately $3,635,000 with the balance of approximately $2,939,000 pertaining to corporate expenses. The Bitcoin segment did not exist for the year ended April 30, 2013.

Depreciation and Amortization

For the years ended April 30, 2014 and 2013, depreciation and amortization was approximately $752,000 and $916,000, respectively. The decrease in depreciation is due to the retirement of certain assets.

Interest Expense

For the years ended April 30, 2014 and 2013, interest expense was approximately $5,042,000 and $2,092,000, respectively. The increase in interest expense is due primarily to noncash interest expense for the amortization of the debt discount for the Notes of approximately $4,137, 000 for the year ended April 30, 2014, as compared to $1,355,000 of noncash interest expense for the same period in the prior year.

Loss on Extinguishment of Notes

For the years ended April 30, 2014, the loss on extinguishment of Notes was approximately $1,299,000, as a result of the modification of the Notes, which resulted in the debt instruments being exchanged with substantially different terms and extinguishment accounting was applied.

Change in Fair Value of Derivative Liabilities

Prior to the Note and Warrant Amendments, we determined the fair value of the embedded conversion features of the Notes and the Warrants and recorded each of them as a discount to the Notes and each as a derivative liability. Accordingly, changes in the fair value of the derivatives are recognized and classified as an unrealized noncash gain or loss on the derivative financial instruments. For the year ended April 30, 2014, the increase in the fair value of the embedded conversion features of the Notes and Warrants was approximately $834,000 due to increases in the market price of our common stock during the period from May 1, 2013 through October 31, 2013.

Income Taxes

The actual income tax rate from continuing operations for the year ended April 30, 2014 was 1.64% compared to -4.27% for same period in the prior year. The difference was primarily due to no tax benefit being claimed for federal and state losses during the year ended April 30, 2014. We recorded income tax provision of approximately $104,000 for our China Operations for the year ended April 30, 2014.

As of April 30, 2014, we had federal net operating losses of approximately $28 million.

Income (Loss) From Discontinued Operations

As a result of the execution of the Agreement for the divestiture of Pride on September 19, 2013, we have recorded the Australia Operations financial results as discontinued operations. As a result of the execution of the Asset Purchase Agreement for the divestiture of Seattle on March 31, 2014, we have recorded the Seattle Operations financial results as discontinued operations. As a result of the sale of the assets of the Hartford and Lakewood Operations on July 25, 2012, we recorded the financial results of these operations as discontinued operations. For the year ended April 30, 2014, we recorded a loss from discontinued operations of approximately $71,000, including a loss from disposal of $104,000 related to the Hartford and Lakewood Operations. For the year ended April 30, 2013, we recorded a loss from discontinued operations of approximately $1,531,000. Included in the income from discontinued operations is a gain from disposal of approximately $1,757,000, net of expenses directly related with the sale of the assets of the Hartford and Lakewood Operations, respectively.

Net Loss Attributable to WPCS Common Shareholders

The net loss attributable to WPCS common shareholders was approximately $11,168,000 for the year ended April 30, 2014. The net loss was net of federal and state income tax benefit of approximately $183,000 and dividend declared on the Series E Preferred Stock of approximately $109,000.

The net loss attributable to WPCS common shareholders was approximately $6,911,000 for the year ended April 30, 2013. The net loss was net of Federal and state income tax provision of approximately $261,000.

Liquidity and Capital Resources

At April 30, 2014, we had working capital of approximately $1,199,000, which consisted of current assets of approximately $16,609,000 and current liabilities of $15,410,000. This compares to a working capital deficiency of approximately $484,000 at April 30, 2013. The current liabilities as presented in the consolidated balance sheet at April 30, 2014 include approximately $1,520,000 of severance liability related to the Hidalgo and Heater Separation Agreements and the $1,533,757 Loss Amount due under the Zurich Forbearance Agreement.

Our cash and cash equivalents balance at April 30, 2014 was $2,177,070. Our working capital needs are influenced by our level of operations, and generally increase with higher levels of revenue. Our sources of cash in the last several years have come from credit facility borrowings and sales of debt and equity securities. Our future operating results may be affected by a number of factors including our success in bidding on future contracts, ability to generate revenue and profits from the launch of the BTX trading platform, and our continued ability to manage our controllable operating costs effectively. Our capital requirements depend on numerous factors, including the market for our services, additional software development costs for the launch of BTX, and the resources we devote to developing, marketing, selling and supporting our business, and the timing and extent of establishing additional markets and other factors.

Operating activities used approximately $1,445,000 in cash for the year ended April 30, 2014. The sources of cash from operating activities total approximately $14,712,000, comprised of approximately $7,620,000 of net noncash charges, a $1,869,000 decrease in restricted cash, a $1,520,000 increase in accrued severance expense for the Hidalgo and Heater Separation Agreements, a $1,963,000 increase in accounts payable and accrued expenses, a $1,199,000 decrease in net assets held for sale, $416,000 decrease in deferred contract costs and a $104,000 increase in billings in excess of costs and estimated earnings on uncompleted contracts, and a $21,000 decrease in other assets. The uses of cash from operating activities total approximately $16,157,000, comprised of a net loss of approximately $11,048,000, a $4,666,000 increase in accounts receivable, $114,000 increase in deferred revenue, a $120,000 increase in prepaid expenses and other current assets, a $102,000 decrease in estimated earnings in excess of billings on uncompleted contracts, and a $107,000 increase in income taxes payable.

Our investing activities provided cash of approximately $1,069,000, comprised of approximately $1,185,000 from the issuance of the series E Preferred Stock and BTX Warrants in connection with the acquisition of the BTX Software, offset by $79,000 for acquiring property and equipment and approximately $37,000, of dividends paid on Series E Preferred Stock during the year ended April 30, 2014.

Our financing activities provided cash of approximately $1,194,000 for the year ended April 30, 2014. Financing activities provided cash of approximately $1,627,000 including $816,000 from short-term loan borrowings, $790,000 of borrowings from Taian Gas Group (TGG), our joint venture partner, and $21,000 borrowings on loans payables, offset by approximately $210,000 of repayments under other payables due Zurich, $138,000 of debt issuance costs paid, $77,000 of repayments under loans payable, and $10,000 redemption of the Notes.

Senior Secured Convertible Notes

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

Pursuant to the terms of the Notes, we deposited the initial funds received from the Financing, minus the Initial Lending Amount of $2,178,516 into the Lockbox Account controlled by the Collateral Agent, as collateral agent on behalf of the Buyers. We used the Initial Lending Amount to repay the existing loan of $2,000,000, plus $78,516 of interest accrued and fees and expenses to Sovereign N.A., which credit agreement was terminated in connection with the Notes, and $100,000 for Buyer legal fees in connection with the Notes. In addition, all our payments of accounts receivable (and our domestic subsidiaries) shall be deposited into the Lockbox Account. We are permitted to receive from the Lockbox Account, on a daily basis, such amount of cash equal to: (A) (i) cash balance in the Lockbox Account plus (ii) 95% of available qualified accounts receivable minus (iii) $250,000 minus (B) amount of principal, accrued interest, fees, costs and expenses owed pursuant to the Notes. The Notes contain certain customary representations and warranties, affirmative and negative covenants, and events of default. The principal covenant is that we shall maintain a current ratio of not less than 0.6 to 1.0 as of the last calendar day of each month. As of April 30, 2014, we are in compliance with the covenants.

Prior to the Note Amendment, $593, 923 of Notes was converted into 275, 242 shares of our Common Stock.

During the year ended April 30, 2014, $2,501,666 of Notes was converted into 12,508,340 shares of the Company’s Common stock, resulting in the accelerated write-off of unamortized debt discount of $2,501,666. In addition, $19,231 of accrued interest on New Notes was converted into 96,155 shares of the Company’s Common Stock. The outstanding principal balance of the New Notes was $898,334 as of April 30, 2014.The Notes were amended on October 25, 2013 and October 31, 2013. See “Recent Developments - Note and Warrant Amendments” under this Item 7 for a full description of the terms of such amendments.

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

If we fail to comply with the registration statement filing, effective date or maintenance date filing requirements, we are required to pay the Buyers a registration delay payment in cash equal to 2% of the Buyer’s original principal amount stated on such Investors’ Note as of the Closing Date on the date of each failure, and on every thirty (30) day anniversary of the of the respective failures (Registration Delay Payment). Notwithstanding the foregoing, in no event shall the aggregate amount of Registration Delay Payments exceed 10% of such Investor’s original principal amount stated on the Note on the Closing Date. We account for such Registration Delay Payments as contingent liabilities and recognize such damages when it becomes probable that they will be incurred and amounts are reasonably estimable. No liability has been recorded for any Registration Delay Payments.

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

To date, we have not reached agreement with Kavveri with regard to resolving the net asset valuation. We are currently in discussions with Kavveri for the settlement of the final adjustments to the purchase price, and have reserved $450,000 for possible future settlement, which includes $104,000 recorded for the year ended April 30, 2014. There can be no assurance that we will be successful in settling with Kavveri amounts claimed by them.

Short-Term Commitments with the China Operations

Effective August 1, 2013, the China Operations entered into a secured loan with the Bank of China (the Short-Term Bank Loan). The Short-Term Bank Loan provides for a loan in the amount of $3,279,300. The proceeds from the Short-Term Bank Loan were used to repay the outstanding Short-Term Bank Loan as of April 30, 2013 of $2,404,545. The Short-Term Bank Loan has an interest rate of 7.38%, and interest is due on a quarterly basis.

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

On April 17, 2013, we executed the Forbearance Agreement with Zurich, which supersedes the Financing Agreement. Under the Forbearance Agreement, among other things, the parties have agreed to the following payments which will be credited against the Loss Amount owed to Zurich by us: (1) the Interim Liability Payments; (2) the Customer Payments; and (3) the Claim, up to the Loss Amount as it exists at the time. As of April 30, 2014, the net Other Payable for the Loss Amount owed Zurich under the Forbearance Agreement was $1,533,757.

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

We have submitted a Claim to the Owner of $2,421,425 for significant delays, disruptions and construction changes that were beyond its control and required us to perform additional work related to the Cooper Project, which was completed in the fiscal year ended April 30, 2013. On April 15, 2013, we filed a Mediation request with the American Arbitration Association with regard to the Claim. The Mediation has been postponed. We are presently awaiting a time to file a complaint against the Owner in federal court in New Jersey. If we are successful in the settlement of this Claim, we expect to use the proceeds from the Claim to repay Zurich the Loss Amount as it exists at the time, and any excess for working capital purposes. There can be no assurance that we will be successful in settling with the Owner for all or a portion of the submitted claim.

Going Concern

Our continuation as a going concern beyond the next twelve months and our ability to discharge our liabilities and commitments in the normal course of business is ultimately dependent upon the execution of its future plans, which include the following: (1) our ability to generate future operating income, reduce operating expenses and produce cash from our operating activities, which will be affected by general economic, competitive, and other factors, many of which are beyond our control; (2) the repayment of, either or the modification of the terms under the Zurich Forbearance Agreement; (3) the forbearance or waiver of the Events of Default under the Notes; (4) the settlement of the claim with the Owner; and (5) obtaining additional funds through financing or sale of assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that our plans to ensure continuation as a going concern will be successful.

Backlog

As of April 30, 2014, we had a backlog of unfilled orders of approximately $19.4 million compared to approximately $22.3 million at April 30, 2013. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

Derivative Instruments

Derivative liabilities were related to embedded conversion features of the Notes and the common stock Warrants issued in connection with the Securities Purchase Agreement. For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in fair value recognized in earnings each reporting period. We used the binomial lattice model to value the derivative instruments at inception and subsequent valuation dates and the value is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Fair Value of Financial Instruments

Our material financial instruments at April 30, 2014 and for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, account payable, Notes, common stock Warrants and loans payable. The fair values of cash and cash equivalents, accounts receivable, and account payable are equal to their carrying value because of their liquidity and short-term maturity. We believe that the fair values of the loans payable do not differ materially from their aggregate carrying values in that substantially all the obligations bear variable interest rates that are based on market rates or interest rates that are periodically adjustable to rates that are based on market rates.

Impairment of Long-lived Assets

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

At April 30, 2014, our net deferred tax assets are fully offset by a valuation allowance. We will continue to evaluate the realization of our deferred tax assets and liabilities on a periodic basis, and will adjust such amounts in light of changing facts and circumstances.

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

Recently Issued Accounting Pronouncements

Share-Based Payments with Performance Targets

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12). ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation — Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. We are currently evaluating the impact of our pending adoption on ASU 2014-12 on our consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

Reporting Discontinued Operations

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), to change the criteria for determining which disposals can be presented as discontinued operations and enhanced the related disclosure requirements. ASU 2014-08 is effective for us on a prospective basis in our first quarter of fiscal 2016 with early adoption permitted for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. We are currently evaluating the impact of our pending adoption of ASU 2014-08 on our consolidated financial statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

WPCS International Incorporated

We have audited the accompanying consolidated balance sheet of WPCS International Incorporated and Subsidiaries (the “Company”) as of April 30, 2014, and the related consolidated statements of operations, comprehensive loss, equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WPCS International Incorporated and Subsidiaries, as of April 30, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited the adjustments to the fiscal 2013 financial statements to retrospectively apply discontinued operations associated with the Australia and Seattle operations, as more fully described in Note 17. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2013 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the fiscal 2013 financial statements taken as a whole.

/s/ Marcum LLP

New York, NY

July 30, 2014

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

WPCS International Incorporated

We have audited, before the effects of the adjustment to retrospectively apply the accounting for discontinued operations related to the Australian and Seattle operations described in Note 17, the accompanying consolidated balance sheet of WPCS International Incorporated and Subsidiaries as of April 30, 2013, and the related consolidated statements of operations, comprehensive loss, equity (deficit) and cash flows for the year then ended (the 2013 financial statements before the effects of the discontinued operations adjustments related to the Australian and Seattle operations discussed in Note 17 are not presented herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements before the effects of the adjustment to retrospectively apply the accounting for discontinued operations related to the Australian and Seattle operations described in Note 17, referred to above present fairly, in all material respects, the financial position of WPCS International Incorporated and Subsidiaries as of April 30, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the accounting for discontinued operations related to the Australian and Seattle operations described in Note 17 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Marcum LLP.

The accompanying 2013 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses and negative cash flows from operating activities, had a working capital deficiency as of and for the year ended April 30, 2013 and has an accumulated deficit as of April 30, 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to these matters are also discussed in Note 1. The accompanying 2013 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CohnReznick LLP

Roseland, New Jersey

July 29, 2013

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,
	2014	2013
		(Note 1)
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$2,177,070	$1,410,223
Restricted cash	-	1,869,178
Accounts receivable, net of allowance for doubtful accounts of $1,033,786 and $957,918, respectively	8,614,396	4,139,768
Costs and estimated earnings in excess of billings on uncompleted contracts	431,348	329,141
Deferred contract costs	1,166,734	1,597,894
Prepaid expenses and other current assets	217,235	96,903
Current assets held for sale	4,001,812	5,152,809
Total current assets	16,608,595	14,595,916

PROPERTY AND EQUIPMENT, net	1,780,520	2,526,638

CAPITALIZED SOFTWARE COSTS	3,207,305	-

OTHER ASSETS	52,376	214,259

OTHER ASSETS HELD FOR SALE	372,930	808,153

Total assets	$22,021,726	$18,144,966

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	April 30,	April 30,
	2014	2013
		(Note 1)
LIABILITIES AND EQUITY
CURRENT LIABILITIES:

Current portion of loans payable	$31,680	$23,790
Senior secured convertible notes, net of debt discount of $853,413 and $2,888,889, respectively	44,921	1,111,111
Derivative liability - senior secured convertible notes	-	3,088,756
Accounts payable and accrued expenses	4,956,232	3,036,981
Accrued severance	1,520,205	-
Billings in excess of costs and estimated earnings on uncompleted contracts	1,448,563	1,344,159
Deferred revenue	-	113,503
Due related party	778,573	-
Other payable to Zurich	1,533,757	1,743,986
Short-term bank loan	3,195,000	2,432,205
Income taxes payable	30,855	139,557
Dividend payable	72,034	-
Current liabilities held for sale	1,797,615	2,046,000
Total current liabilities	15,409,435	15,080,048

Loans payable, net of current portion	56,537	66,874
Secured promissory note, related parties	500,000	-
Loans payable, net of current portion, held for sale	88,404	66,964
Derivative liability - warrants	-	3,858,508
Total liabilities	16,054,376	19,072,394

COMMITMENTS AND CONTINGENCIES

EQUITY:

WPCS EQUITY (DEFICIT):
Preferred stock - 5,000,000 shares authorized, 2,438 shares of Series E Convertible Preferred Stock issued with $1,000 stated value, and liquidation preference of $5,707,000	2,438,000	-
Common stock - $0.0001 par value, 14,285,714 shares authorized, 13,913,164 and 993,538 shares issued and outstanding, respectively	1,391	99
Additional paid-in capital	66,672,106	50,844,183
Accumulated deficit	(65,222,355)	(54,054,389)
Accumulated other comprehensive income on foreign currency translation	1,232,003	1,433,541

Total WPCS equity (deficit)	5,121,145	(1,776,566)

Noncontrolling interest	846,205	849,138
Total equity (deficit)	5,967,350	(927,428)

Total liabilities and equity	$22,021,726	$18,144,966

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	April 30,
	2014	2013
	(Note 1)	(Note 1)
REVENUE	$21,264,288	$24,774,876

COSTS AND EXPENSES:
Cost of revenue	16,744,720	17,556,832
Selling, general and administrative expenses	5,988,117	6,574,237
Severance expense	1,775,732	-
Depreciation and amortization	752,109	916,449

	25,260,678	25,047,518

OPERATING LOSS	(3,996,390)	(272,642)

OTHER EXPENSE (INCOME):
Interest expense	5,042,189	2,091,771
Loss on extinguishment of Notes	1,299,304	-
Change in fair value of derivative liabilities	833,750	2,703,248
Interest income	(11,595)	-

Loss from continuing operations before income tax (benefit) provision	(11,160,038)	(5,067,661)

Income tax (benefit) provision	(182,942)	216,314

LOSS FROM CONTINUING OPERATIONS	(10,977,096)	(5,283,975)

Discontinued operations:
Income (loss) from discontinued operations, net of tax benefit of $330,764 and $564,321, respectively	33,890	(3,287,932)
(Loss) gain from disposal	(104,446)	1,756,586

Loss from discontinued operations, net of tax	(70,556)	(1,531,346)

CONSOLIDATED NET LOSS	(11,047,652)	(6,815,321)

Net income attributable to noncontrolling interest	11,287	95,406

NET LOSS ATTRIBUTABLE TO WPCS	(11,058,939)	(6,910,727)

Dividend declared on preferred stock	(109,027)	-

NET LOSS ATTRIBUTABLE TO WPCS COMMON SHAREHOLDERS	$(11,167,966)	$(6,910,727)

Basic and diluted net loss attributable to WPCS common shareholders:
Loss from continuing operations	$(1.98)	$(5.41)
Income (loss) from discontinued operations	$0.01	$(3.31)
(Loss) gain from disposal	$(0.02)	$1.77
Basic and diluted net loss from discontinued operations	$(0.01)	$(1.54)
Basic and diluted net loss per common share attributable to WPCS	$(1.99)	$(6.95)

Basic and diluted weighted average number of common shares outstanding	5,597,821	994,187

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended
	April 30,
	2014	2013
Consolidated net loss	$(11,047,652)	$(6,815,321)
Other comprehensive (loss) income - foreign currency translation adjustments	(215,759)	4,497
Comprehensive loss	(11,263,411)	(6,810,824)

Comprehensive (loss) income attributable to noncontrolling interest	(2,933)	99,430
Comprehensive loss attributable to WPCS	$(11,260,478)	$(6,910,254)

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (CONTINUED)

							Accumulated
					Additional		Other		Non-
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehen-	WPCS	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	sive(Loss)Income	Equity(Deficit)	Interest	Equity(Deficit)

BALANCE, May 1, 2013 (1)	-	$-	994,187	$99	$50,844,183	$(54,054,389)	$1,433,541	$(1,776,566)	$849,138	$(927,428)

Stock-based compensation	-	-	-	-	24,535	-	-	24,535	-	24,535

Issuance of common stock from warrant amendment, waiver and exchange agreement	-	-	38,740	4	88,711	-	-	88,715	-	88,715

Reclassification of derivative liability upon conversion of Notes	-	-	-	-	686,856	-	-	686,856	-	686,856

Reclassification of derivative liability from Notes and Warrant amendment	-	-	-	-	7,166,991	-	-	7,166,991	-	7,166,991

Unamortized debt discount from Notes amendment	-	-	-	-	3,400,000	-	-	3,400,000	-	3,400,000

Conversion of Notes	-	-	12,880,237	1,288	3,113,528	-	-	3,114,816	-	3,114,816

Issuance of BTX warrants for acquisition of BTX Software	-	-	-	-	1,150,155	-	-	1,150,155	-	1,150,155

Issuance of Series E preferred stock - acquisition of BTX Software	2,438	2,438,000	-	-	197,147	-	-	2,635,147		2,635,147

Dividend declared on Series E preferred stock	-	-	-	-	-	(109,027)	-	(109,027)	-	(109,027)

Other comprehensive loss	-	-	-	-	-	-	(201,538)	(201,538)	(14,220)	(215,758)

Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	11,287	11,287

Net loss attributable to WPCS	-	-	-	-	-	(11,058,939)	-	(11,058,939)	-	(11,058,939)

BALANCE, April 30, 2014	2,438	$2,438,000	13,913,164	$1,391	$66,672,106	$(65,222,355)	$1,232,003	$5,121,145	$846,205	$5,967,350

(1)	Includes 649 additional shares issued due to rounding from reverse stock split.

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	April 30,
	2014	2013
OPERATING ACTIVITIES :
Consolidated net loss	$(11,047,652)	$(6,815,321)

Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation and amortization	752,109	1,433,921
Gain from disposition of operations	-	(1,756,586)
Amortization of debt discount	4,301,146	1,355,127
Loss on extinguishment of Notes	1,299,304	-
Change in the fair value of derivative liabilities	833,750	2,703,248
Stock-based compensation	24,535	111,683
Provision for doubtful accounts	121,715	(85,883)
Amortization of debt issuance costs	278,864	439,885
Goodwill and intangible assets impairment	-	1,936,059
Loss (gain) on sale of fixed assets, net	8,638	(23,027)
Deferred income taxes	-	550,967
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Restricted cash	1,869,178	(1,869,178)
Accounts receivable	(4,666,335)	2,527,534
Costs and estimated earnings in excess of billings on uncompleted contracts	(102,207)	12,229
Deferred contract costs	416,391	218,222
Inventory	-	(14,748)
Prepaid expenses and other current assets	(120,316)	(44,934)
Income taxes payable	(107,243)	(55,187)
Prepaid taxes	-	86,332
Other assets	20,888	(127,271)
Other assets held for sale	1,198,986	-
Accounts payable and accrued expenses	1,963,323	(1,870,379)
Accrued severance	1,520,205	-
Billings in excess of costs and estimated earnings on uncompleted contracts	104,404	(1,913,374)
Deferred revenue	(114,254)	19,116
NET CASH USED IN OPERATING ACTIVITIES	(1,444,571)	(3,181,565)

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended
	April 30,
	2014	2013

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	$(78,544)	$(324,125)
Proceeds from sale of operations, net of transaction costs	-	4,547,049
Dividend paid on preferred stock	(36,993)	-
Cash received from acquisition of BTX software	1,185,000	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,069,463	4,222,924

FINANCING ACTIVITIES:
Net proceeds from Section 16(b) settlement	-	222,413
Debt issuance costs	(137,869)	(230,794)
Repayments under lines of credit	-	(4,964,140)
(Repayment) borrowings of senior secured convertible notes	(9,507)	4,000,000
Repayments under loans payable, net	(76,637)	(70,304)
Borrowings (repayments) from related party, net	790,255	(2,538,870)
Repayments of loans payable obligations	21,440	(15,465)
Borrowings under short-term bank loan, net	816,100	2,389,050
Repayments under other payable	(210,229)	(25,000)
Borrowings under other payable	-	793,927
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,193,553	(439,183)

Effect of exchange rate changes on cash	(51,598)	(3,236)

NET INCREASE IN CASH AND CASH EQUIVALENTS	766,847	598,940
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	1,410,223	811,283
CASH AND CASH EQUIVALENTS, END OF THE YEAR	$2,177,070	$1,410,223

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended
	April 30, 2014	April 30, 2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$504,664	$330,932
Income taxes	$63,495	$261,150
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of notes for property and equipment	$74,190	$210,781
Settlement of account receivable for property and equipment	-	$449,660
Settlement of account receivable from noncontrolling interest	$-	$200,766
Issuance of common stock for the conversion of Notes and accrued interest	$3,114,816	-
Acquisition of BTX Software from issuance of Series E Preferred Stock	$2,635,147	-
Acquisition of BTX Software from assumption of BTX Note	$500,000	-
Reclassification of fair value of derivative liability on Notes and Warrants to additional paid-in capital upon the Amendment and Note Amendment	$7,166,991	-
Reclassification of fair value of derivative liability on Notes to additional paid-in capital upon conversion of Notes	$686,856	-

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

The Company offers low voltage communication infrastructure contracting services to public services, healthcare, energy and corporate enterprise markets and has launched a Bitcoin trading platform through its wholly-owned subsidiary for the trading of digital currencies.

On July 25, 2012, the Company sold substantially all of the assets of two of its wholly-owned subsidiaries, the Hartford and Lakewood Operations. As a result of the execution of the definitive purchase agreement for the divestiture of Pride on September 19, 2013 and the execution of the definitive purchase agreement for the divestiture of the Seattle Operations on March 31, 2014, the Company has recorded the Australia and Seattle Operations financial results as discontinued operations. These consolidated financial statements reflect the results of these four operations as discontinued operations for all periods presented, including certain reclassifications to prior year financial statements to present discontinued operations.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the fiscal year ended April 30, 2014, the Company has incurred losses from continuing operations and a consolidated net loss of approximately $11,048,000. In addition, the Company has outstanding balances due to its former surety under a forbearance agreement of approximately $1,534,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations. Management’s plans are to continue to raise additional funds through the sales of debt or equity securities or sales of assets. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Zurich Forbearance Agreement

As more fully described in Note 18, “Commitments and Contingencies,” on July 12, 2012, the Company executed the Surety Financing and Confession of Judgment Agreement (the Financing Agreement) with Zurich American Insurance Company (Zurich), to assist in the completion of the project contract with the Camden County Improvement Authority for work at the Cooper Medical Center of Rowan University (the Owner or Cooper Project).

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Secured Convertible Notes and Events of Default

As further described in Note 7, “Senior Secured Convertible Notes”, on December 4, 2012, the Company issued an aggregate of $4,000,000 principal amount of senior secured convertible notes (the Notes) to certain accredited investors (the Buyers) for aggregate gross proceeds of $ 4,000,000 pursuant to a securities purchase agreement (the Securities Purchase Agreement) on December 4, 2012. Pursuant to the terms of the Notes, an event of default occurs when the Company’s common stock is suspended or threatened with suspension from trading on The NASDAQ Capital Market (or an equivalent market). As a result of the separate notices received by the Company from NASDAQ as described below, as well as the Company’s failure to obtain an increase in authorized common stock by February 28, 2014, separate events of default occurred under the Notes for each notice (the Events of Default).

On May 2, 2014, the Company received a letter from the Staff of the Listing Qualifications Department of NASDAQ (the Staff) indicating that unless the Company timely requested a hearing before the NASDAQ Hearing Panel (the Panel), the Company’s Common Stock would be subject to delisting from The NASDAQ Capital Market on May 13, 2014 due to the Company’s non-compliance with the requirement to hold an annual meeting of stockholders and to solicit proxy statements, as required by Listing Rules 5620(a) and 5620(b) (the “Annual Meeting Requirement”). The Company timely requested a hearing before the Panel, and on June 12, 2014, the Company conducted a hearing with the Panel to request the continued listing of its securities on The NASDAQ Capital Market pending the completion of its plan to regain and sustain compliance with the Annual Meeting Requirement. On July 1, 2014, the Panel granted the Company’s request for continued listing on the NASDAQ Capital Market, subject to holding a combined annual meeting for the 2013 and 2014 fiscal years by September 30, 2014.

On June 18, 2014, the Company received a separate letter from the Staff indicating that for the last 30 consecutive business days, the closing bid price of the Company’s common stock has been below $1.00 per share, the minimum closing bid price required by the continued listing requirements of NASDAQ, as set forth in Listing Rule 5550(a)(2) (the Rule). In accordance with Listing Rule 5810(c)(3)(A), we have been granted 180 calendar days, or until December 14, 2014, to regain compliance with the Rule (the Compliance Period). To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days, but generally no more than 20 business days, during the Compliance Period.

If the Company does not regain compliance with the Rule by December 14, 2014, NASDAQ will provide written notification to the Company that our common stock may be delisted. However, we would be entitled to an additional 180-day period from December 14, 2014 to regain compliance, if, on December 14, 2014, we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, with the exception of the bid price requirement, and we would need to provide written notice to NASDAQ of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

As a result of each of the Events of Default, the Buyers have the right to require the Company to redeem the Notes equal to the Conversion Amount (as defined in the Notes) plus a make-whole amount equal to the amount of any interest that, but for any redemption of the Notes on such given date, would have accrued with respect to the Conversion Amount being redeemed under the Notes at the interest rate then in effect for the period from such given date through October 31, 2023, the amended maturity date of the Notes, discounted to the present value of such interest using a discount rate of 2.5% per annum. The value of the event of default redemption price is approximately $2,800,000. Currently, the principal amount of Notes outstanding is $898,334, and the interest rate on the Notes was increased to 25% per annum effective March 1, 2014.

The Company has provided notice to the Buyers of each of the Events of Default, but no Buyer has exercised its right of redemption. If the Company is required to repay the Notes, the Company does not have sufficient working capital to repay the outstanding borrowings. The Company and the Buyers have commenced discussions concerning a forbearance or waiver of the Event of Default, however, there can be no assurance that the Company and Buyers will come to any agreement (either oral or written) regarding repayment, forbearance, waiver and/or modification of the Notes.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's continuation as a going concern beyond the next twelve months and its ability to discharge its liabilities and commitments in the normal course of business is ultimately dependent upon the execution of its future plans, which includes the following: (1) its ability to generate future operating income, reduce operating expenses and produce cash from its operating activities, which will be affected by general economic, competitive, and other factors, many of which are beyond the Company's control; (2) the repayment of, or the modification of the terms under the Zurich Forbearance Agreement; (3) the forbearance or waiver of the Events of Default under the Notes, (4) the settlement of the claim with the Owner; and (5) obtaining additional funds, either through financing or sale of assets. There can be no assurance that the Company’s plans to ensure continuation as a going concern will be successful.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

All significant intercompany transactions and balances have been eliminated in these consolidated financial statements.

Reclassifications

Certain reclassifications have been made in prior years’ consolidated financial statements to conform to the current year’s presentation. These reclassifications reflect the results of the Australia and Seattle Operations as discontinued operations for all periods presented.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. The most significant estimates relate to the calculation of percentage-of-completion on uncompleted contracts, allowance for doubtful accounts, realization of deferred tax assets, capitalization of software costs, and valuation of equity instruments. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and highly-liquid investments with a maturity at time of purchase of three months or less.

Restricted Cash

In connection with the terms of the Notes, all payments of domestic accounts receivable of the Company are deposited into an account (the Lockbox Account) controlled by Worldwide Stock Transfer, LLC (the Collateral Agent). The Company is permitted to receive from the Lockbox Account on a daily basis, such cash equal to (A) (i) the cash balance in the Lockbox Account plus (ii) 95% of the available qualified accounts receivable, less (iii) $250,000, minus (B) the amount of principal, accrued interest and costs and expenses owed pursuant to the Notes. At any given time, the Company considers the cash held in the Lockbox Account that it is not yet permitted to draw down based on the calculation above, to be restricted cash. Restricted cash is classified as a current asset, consistent with the classification of the Notes as a current liability. As of April 30, 2014 and 2013 restricted cash was approximately $0 and $1,869,000, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company reduces credit risk by placing its temporary cash and cash equivalents with major financial institutions domestically and internationally. At times, such amounts may exceed federally insured limits. Cash and cash equivalents included in foreign financial institutions was approximately $233,000. The Company reduces credit risk related to accounts receivable by routinely assessing the financial strength of its customers and maintaining an appropriate allowance for doubtful accounts based on its history of write-offs, current economic conditions and an evaluation of the credit risk related to specific customers. The Company does not require collateral in most cases, but may file claims against the construction project if a default in payment occurs.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable are due within contractual payment terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Credit is extended based on evaluation of a customer's financial condition. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Included in the accounts receivable is retainage receivable of $634,935 and $378,586 at April 30, 2014 and 2013, respectively, such amounts are anticipated to be collected within the next fiscal year.

Approximately $3,999,000 of account receivables are associated with our China Operations, of which approximately $260,000 is aged longer than one (1) year, and it is expected that the remaining balances will be collected between six(6) to twelve(12) months.

Foreign Currency Translation

Assets and liabilities related to the Company’s China operations are calculated using the Renminbi and are translated at end-of-period exchange rates, while the related revenues and expenses are translated at average exchange rates prevailing during the period. Included in the Company’s discontinued operations are assets and liabilities related to its Australia Operations, which are calculated using the Australian dollar and are translated at end-of-period exchange rates, while the related revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments are recorded as a separate component of consolidated stockholders’ equity. Any foreign currency transactions are immaterial.

Comprehensive Loss

The Company reports comprehensive loss and its components in its consolidated financial statements. Comprehensive loss consists of net loss and foreign currency translation adjustments, affecting stockholders’ equity that, under U.S, GAAP, are excluded from net loss.

Research and development costs

Research and development costs consist of direct and indirect costs associated with the development of the Company’s bitcoin technologies. These costs are expensed as incurred. Research and development costs for the years ended April 30, 2014 and 2013 were approximately $269,000 and $0, respectively.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided for using straight-line methods, in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives. Repairs and maintenance costs are charged to operations as incurred. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets (two to three years).

Impairment of Long-lived assets

The Company reviews its long-lives assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing a review for impairment, the Company compares the carrying value of the assets with their estimated future undiscounted cash flows from the use of the asset and eventual disposition. If the estimated undiscounted future cash flows are less than carrying value, an impairment loss is charged to operations based on the difference between the carrying amount and the fair value of the asset.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

The Company’s material financial instruments at April 30, 2014 and 2013 for which disclosure of fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, account payable, loans payable, senior secured convertible notes and short-term bank loan. The fair values of cash and cash equivalents, accounts receivable, and account payable are equal to their carrying value because of their liquidity and short-term maturity. Management believes that the fair values of loans payable, senior secured convertible notes and short-term bank loan do not differ materially from their aggregate carrying values in that substantially all the obligations bear variable interest rates that are based on market rates or interest rates that are periodically adjustable to rates that are based on market rates.

As defined by the ASC, fair value measurements and disclosures establish a hierarchy that prioritizes fair value measurements based on the type of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of hierarchy are described below:

•	Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets, such as interest rates and yield curves that are observable at commonly-quoted intervals.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions, as there is little, if any, related market activity. The Company's chief financial officer determines its valuation policies and procedures associated with Level 3 inputs.

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

The Company records revenue and profit from short-term contracts for the China Operations under the completed contract method, whereas income is recognized only when a contract is completed or substantially completed. Accordingly, during the period of performance, billings and deferred contract costs are accumulated on the consolidated balance sheets as deferred contract costs, but no revenue or income is recorded before completion or substantial completion of the work. The Company’s decision is based on the short-term nature of the work performed. Deferred contract costs include equipment lease deposits to the third party vendors of approximately $748,000 and $771,000 as of April 30, 2014 and 2013, respectively.

The Company also recognizes certain revenue from short-term contracts when the services have been provided to the customer. For maintenance contracts, revenue is recognized ratably over the service period.

Other Concentrations

The Company has 108 union employees (40 associated with discontinued operations). At April 30, 2014, 45% (17% associated with discontinued operations) of the Company’s labor force is subject to collective bargaining agreements. Although the Company’s past experience has been favorable with respect to resolving conflicting demands with these unions, it is always possible that a protracted conflict may occur which could impact the renewal of the collective bargaining agreements. The following is a summary of the union employees who are covered by contracts that expire at various times as follows:

Operations	# of Employees	Union Contract Expiration Date

Seattle - Discontinued	16	May 31, 2015
	1	August 31, 2015
	1	June 30, 2015
	13	May 31, 2016
	9	July 31, 2015
Discontinued Operations	40
Suisun City	68	November 30, 2014
Total Union Employees	108

For the fiscal year ended April 30, 2014, there was one customer in the Suisun City Operations, San Francisco General Hospital, which accounted for 16.6% of the Company’s revenue. For the fiscal year ended April 30, 2013, there was one customer in the Trenton Operations, the Camden County Improvement Authority or the Cooper Project, which accounted for 23.3% of the Company’s revenue.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On a periodic basis, the Company evaluates its ability to realize its deferred tax assets net of its deferred tax liabilities and adjusts such amounts in light of changing facts and circumstances, including but not limited to the level of past and future taxable income, and the current and future expected utilization of tax benefit carryforwards. The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is required to reduce the net deferred tax assets to the amount that is more likely than not to be realized in future periods. The Company considers past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. The Company’s forecast of expected future taxable income is based over such future periods that it believes can be reasonably estimated. Based on its analysis as of April 30, 2014 and 2013, the Company continues to provide a full valuation allowance of approximately $7.7 million on its domestic and foreign deferred tax assets. The Company will continue to evaluate the realization of its deferred tax assets and liabilities on a periodic basis, and will adjust such amounts in light of changing facts and circumstances.

The Company performed a review for uncertainty in income tax positions in accordance with authoritative guidance. This review did not result in the recognition of any material unrecognized tax benefits as of April 30, 2014 and 2013. Management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. For the years ended April 30, 2014 and 2013, the Company recognized no interest or penalties. The statute of limitations for the Company's federal, state and foreign income tax returns for fiscal years 2011 to fiscal 2014 are still open.

Recently Issued Accounting Pronouncements

Share-Based Payments with Performance Targets

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12). ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation — Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. We are currently evaluating the impact of our pending adoption on ASU 2014-12 on our consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

Reporting Discontinued Operations

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), to change the criteria for determining which disposals can be presented as discontinued operations and enhanced the related disclosure requirements. ASU 2014-08 is effective for us on a prospective basis in our first quarter of fiscal 2016 with early adoption permitted for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. We are currently evaluating the impact of our pending adoption of ASU 2014-08 on our consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share from continuing operations is computed as net loss from continuing operations less noncontrolling interest and dividends on preferred stock, divided by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur from common stock issuable through exercise of stock options, warrants and Note conversions.

The table below presents the computations of loss per share from continuing operations applicable to common stockholders, after consideration of noncontrolling interest and dividends declared on preferred stock, as follows:

	Years Ended
	April 30,
	2014	2013
Numerator:

Net loss from continuing operations attributable to WPCS common shareholders	(11,097,410)	$(5,379,381)

Denominator:

Basic and diluted weighted average shares outstanding	5,597,821	994,187

Basic and diluted net loss from continuing operations per common share attributable to WPCS common shareholders	$(1.98)	$(5.41)

The following were excluded from the computation of diluted shares outstanding due to the losses from continuing operations for the years ended April 30, 2014 and 2013, as they would have had an anti-dilutive impact on the Company’s net loss. Below is a tabulation of the potentially dilutive securities that were “in the money” for the years ended April 30, 2014 and 2013, respectively.

	Years Ended
	April 30,
	2014	2013
Common stock equivalents:
Stock options	97	116,279
Conversion of senior secured convertible notes	4,491,692	1,857,097
Stock warrants	383,027	2,274,796

Totals	4,874,816	4,248,172

NOTE 4 – CAPITALIZED SOFTWARE COSTS

Description of the Transaction

On December 17, 2013, the Company entered into various agreements, as more fully described below, which are expected to add a new line of business and reporting segment to the Company’s existing operations. The Company acquired software technology in the emerging Bitcoin industry of a cross-exchange trading technology platform that provides access to ninety percent of publicly available Bitcoin liquidity (the BTX Software).

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BTX was formed in the state of Delaware on December 4, 2013. In connection with the formation of BTX, certain investors who previously purchased Notes contributed an aggregate of (i) $439,408 of Notes, along with all rights under the related securities purchase agreement, security and pledge agreement and registration rights agreement (other than the Exchange Cap Allocation and Authorized Share Allocation, as such terms are defined in the Notes) (such $439,408 of Contributed Notes) and (ii) $1,185,000 in cash, as their initial capital contributions to BTX. On December 17, 2013, BTX purchased the BTX Software and related intellectual property rights from Divya Thakur and Ilya Subkhankulov in consideration for (i) the assignment of the Contributed Notes and (ii) assumption of a secured promissory note in the principal amount of $500,000, which accrues interest at a rate of 3.32% (the BTX Note). BTX’s obligations under the BTX Note are secured by the assets of BTX pursuant to a Security Agreement.

On December 17, 2013, the Company entered into a Securities Purchase Agreement (the BTX Purchase Agreement) with certain accredited investors (the Investors) pursuant to which the Company sold an aggregate of 2,438 shares of its newly designated Series E Convertible Preferred Stock, $1,000 stated value (the Series E Preferred Stock) and warrants (the BTX Warrants and, collectively with the shares of Series E Preferred Stock, the Securities) to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock (the Financing). As consideration for the purchase of the Securities, the Investors sold their collective interests in BTX to the Company, which such interests constituted 100% of the outstanding membership interests of BTX, causing BTX to become a wholly owned subsidiary of the Company. The Securities are more fully described in Note 15, “Shareholders Equity.”

Accounting Treatment of BTX

The Company recorded the transaction for the acquisition of the BTX Software as capitalized software costs. The Company determined that the capitalized acquisition cost of the BTX Software was $3,100,302, based on the fair value of the consideration transferred. The cost of the asset purchase was based on the fair value of the Series E Preferred Stock, fair value of the BTX Warrants, and assumption of the BTX Note, offset by the cash received of $1,185,000 in the transaction.

Capitalized software costs are determined as follows as of April 30, 2014:

Fair value of Series E Preferred Stock	$2,635,147
Fair value of BTX Warrants	1,150,155
BTX Note	500,000
Less: Cash received	(1,185,000)
Total acquired value of BTX Software	3,100,302

Additional capitalized software costs	107,003

Total	$3,207,305

The Company determined the fair value of the Series E Preferred Stock and related make-whole based on the Conversion Amount (as defined in Series E Preferred Stock Certificate of Designation) using the closing common share market price as of December 18, 2013 of $1.64. The transaction was announced after the market close on December 17, 2013. The first time market participants could have bought or sold the Company’s common stock with the knowledge of the transaction was on December 18, 2013. Therefore, the closing price on December 18, 2013 was considered to be the fair value. The resulting fair value of the Series E Preferred Stock is $2,635,147.

The Company estimated the fair value of the BTX Warrants using the Black-Scholes Merton option pricing model (Black-Scholes) with the following assumptions: conversion price of $5.00 per share; risk free interest rate of 1.52%; expected life of 5 years; expected dividend of zero; and volatility factor of 85.09%; and a common stock price of $1.64 as of December 18, 2013, as discussed above. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the BTX Warrants. The dividend yield represents anticipated cash dividends to be paid over the expected life of the Warrants to the common shareholders. The resulting fair value of the BTX Warrants is $1,150,155.

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Costs and estimated earnings on uncompleted contracts consist of the following at April 30:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	April 30, 2014	April 30, 2013

Costs incurred on uncompleted contracts	$14,457,907	$61,281,224
Provision for loss on uncompleted contracts	-	(11,148)
Estimated contract earnings (losses)	3,291,077	(1,850,297)
	17,748,984	59,419,779
Less: Billings to date	18,766,199	60,434,797
Total	$(1,017,215)	$(1,015,018)

Costs and estimated earnings in excess of billings on uncompleted contracts	$431,348	$329,141
Billings in excess of cost and estimated earnings on uncompleted contracts	1,448,563	1,344,159
Total	$(1,017,215)	$(1,015,018)

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which circumstances requiring the revisions become known. During the fiscal year ended April 30, 2013, the effect of such revisions in estimated contract profits resulted in an increase to gross profit of approximately $2,179,000, from that which would have been reported had the revised estimates been used as the basis of recognition for contract profits in the prior year. This increase in gross profit is primarily the result of change orders received of approximately $1,641,000 from the Cooper Project, for costs that were incurred in the prior fiscal year. Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at April 30:

	Estimated useful life (years)	2014	2013

Furniture and fixtures	5-7	$94,260	$138,037
Computers and software	2-3	299,055	546,832
Office equipment	5-7	16,814	16,872
Vehicles	5-7	1,281,456	1,558,460
Machinery and equipment	5	5,401,436	5,898,291
Building	39	447,603	454,321
Leasehold improvements	2-3	291,688	308,933
		7,832,312	8,921,746
Less accumulated depreciation		6,051,792	6,395,108
		$1,780,520	$2,526,638

Depreciation and amortization expense for property and equipment for the years ended April 30, 2014 and 2013 was approximately $752,000 and $916,000, respectively.

NOTE 7 – SENIOR SECURED CONVERTIBLE NOTES

Initial Proceeds from Issuance

On December 4, 2012, the Company entered into a Securities Purchase Agreement with the Buyers pursuant to which, the Company sold an aggregate of (i) $4,000,000 principal amount of Notes and (ii) warrants (the Warrants) to purchase 2,274,796 shares of the Company's common stock, to the Buyers for aggregate gross proceeds of $4,000,000 (the Financing). In connection with the Financing, (i) the Company entered into a registration rights agreement with the Buyers (the Registration Rights Agreement), (ii) the Company and its subsidiaries entered into a security and pledge agreement in favor of the collateral agent for the Buyers (the Security Agreement), and (iii) subsidiaries of the Company entered into a guaranty in favor of the collateral agent for the Buyers (the Guaranty). The Closing Date of the Financing was December 5, 2012.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the terms of the Notes, the Company deposited the initial funds received from the Financing, minus the Initial Lending Amount of $2,178,516 into the Lockbox Account controlled by the Collateral Agent, as collateral agent on behalf of the Buyers. The Company used the Initial Lending Amount to repay the existing loan of $2,000,000, plus $78,516 of interest accrued and fees and expenses to Sovereign Bank, N.A. (Sovereign), which credit agreement was terminated in connection with the Notes, and $100,000 for Buyer legal fees in connection with the Notes. The Notes contain certain customary representations and warranties, affirmative and negative covenants, and events of default. The principal financial covenant is that the Company shall maintain a current ratio of not less than 0.6 to 1.0 as of the last calendar day of each month. As of April 30, 2014, the Company is in compliance with the financial covenants.

Amendment, Waiver and Exchange Agreement

On October 25, 2013, the Company entered into the Amendment with the Buyers that amended the conversion features of the Warrants and Notes. Pursuant to the Amendment, the Buyers exchanged 154,961 of their Warrants for 38,740 shares of common stock (the Shares) and warrants to purchase 154,961 shares of common stock (Exchange Warrants). Effectively, for every four Warrants surrendered, the Buyer received a unit of four Exchange Warrants and one Share. It was determined that the Black-Scholes value of one warrant being exchanged was equal to $1.83, resulting in four Warrants being equal to $7.32 and the parties valued the unit at a price of $7.52. As a result, the Shares issued were calculated at $0.20, and by the operation of the terms of the Notes, the conversion price of the Notes automatically adjusted to $0.20. The Exchange Warrants are exercisable for a period of five years from the date of issuance of the original Warrants at an initial exercise price of $2.1539 per share. The exercise price will only adjust in the event of any future stock splits or dividends.

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

Further, the Buyers agreed to waive any defaults through February 28, 2014 relating to the failure of the Company to have enough authorized shares of common stock available for issuance upon conversion of the Notes and/or exercise of the Warrants.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Prior to the Note Amendment, if an event of default existed under the Notes, the Buyers would have been entitled to redeem $3,400,000 in aggregate principal and interest of the Notes for a redemption price equal to the greater of 125% of (x) the deemed value of the shares of common stock underlying the Note (the Intrinsic Value) and (y) the outstanding principal and unpaid interest under the Notes (the Base Value). The Note Amendment reduces and fixes the event of default redemption price by eliminating the Intrinsic Value calculation and modifying the Base Value calculation and interest rate to more accurately make-whole the holders of the Notes from the loss of interest from an early redemption of the Notes and the decreased value of the Notes without such Intrinsic Value rights. As revised, the event of default redemption amount equals the sum of the Conversion Amount (as defined in the Notes) to be redeemed, plus a make-whole amount equal to the amount of any interest that, but for any redemption of the Notes on such given date, would have accrued with respect to the Conversion Amount being redeemed under the Notes at the interest rate then in effect for the period from such given date through October 31, 2023, the amended maturity date of the Notes, discounted to the present value of such interest using a discount rate of 2.5% per annum. As a result, the fixed value of the event of default redemption price was approximately $10,900,000 at the time of the Note Amendment. As a result of Note conversions during the current fiscal year, the value of the event of default redemption price was approximately $2,800,000 as of April 30, 2014. No Buyer has exercised its right of redemption as a result of the events of default discussed above. In addition, the interest rate of the Notes was amended to 15% per annum, subject to increase to 25% per annum if an event of default occurs and is continuing.

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

During the year ended April 30, 2014, $2,501,666 of Notes was converted into 12,508,340 shares of the Company’s Common Stock, resulting in the accelerated write-off of unamortized debt discount of $2,501,666 and included in interest expense. In addition, $19,231 of accrued interest on Notes was converted into 96,155 shares of the Company’s Common Stock.

In connection with the Amendment, the Company reserved an aggregate of 12, 866,937 shares of Common Stock for issuance in connection with the conversion of the Notes, Warrants, and/or Exchange Warrants of the Buyers ( the Share Reserve Allocation). As of April 30, 2014, the Buyers have converted Notes up to the Share Reserve Allocation. Until such time as the Company has increased its number of authorized shares, pursuant to stockholder approval, merger or otherwise, the Company shall not be required to reserve more than the Share Reserve Allocation, and the Buyers shall not be entitled to convert and/or exercise, as applicable, the Note, the Warrants, and/or the Exchange Warrants, since they have already converted Notes up to the Share Reserve Allocation.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following the Note Amendment, senior secured convertible notes consist of the following April 30, 2014:

	Notes	Debt Discount	Total
Beginning balance- Senior secured convertible notes, interest at 4% per annum to maturity June 5, 2014	$4,000,000	$(2,888,889)	$1,111,111
Conversion of Notes before Note Amendment	(593,923)	-	(593,923)
Amortization of debt discount, Notes	-	1,589,585	1,589,585
Redemption of Notes	(6,077)	-	(6,077)
Extinguishment of Notes	(3,400,000)	-	(3,400,000)
Loss on extinguishment of debt , Notes	-	1,299,304	1,299,304
Senior secured convertible notes, interest at 15% per annum to maturity October 31, 2023	3,400,000	-	3,400,000
Debt discount - value attributable to beneficial conversion features, Notes	-	(3,400,000)	(3,400,000)
Conversion of Notes, and accelerated write off of unamortized debt discount after Note Amendment	(2,501,666)	2,501,666	-
Amortization of debt discount, Notes	-	44,921	44,921
April 30, 2014	$898,334	$(853,413)	$44,921

Events of Default under the Notes

Pursuant to the terms of the Notes, an event of default occurs when our common stock is suspended or threatened with suspension from trading on The NASDAQ Capital Market (or an equivalent market). As a result of the separate notices received by the Company from NASDAQ as described above, as well as the Company’s failure to obtain an increase in authorized common stock by February 28, 2014, Events of Default occurred under the Notes.

As a result of each of the Events of Default, the Buyers have the right to require the Company to redeem the Notes equal to the Conversion Amount (as defined in the Notes) to be redeemed, plus a make-whole amount equal to the amount of any interest that, but for any redemption of the Notes on such given date, would have accrued with respect to the Conversion Amount being redeemed under the Notes at the interest rate then in effect for the period from such given date through October 31, 2023, the amended maturity date of the Notes, discounted to the present value of such interest using a discount rate of 2.5% per annum. The value of the event of default redemption price is approximately $2,800,000. Currently, the principal amount of Notes outstanding is $898,334 and the interest rate on the Notes was increased to 25% per annum effective March 1, 2014.

The Company has provided notice to the Buyers of each of the Events of Default, but no Buyer has exercised its right of redemption. If the Company is required to repay the Notes, it does not have sufficient working capital to repay the outstanding borrowings. The Company and the Buyers have commenced discussions concerning a forbearance or waiver of the Events of Default, however, there can be no assurance that the Company and Buyers will come to any agreement (either oral or written) regarding repayment, forbearance, waiver and/or modification of the Notes.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – OTHER DEBT

Short-Term Bank Loan

Effective August 1, 2013, the China Operations entered into a loan with the Bank of China (the Short-Term Bank Loan). The Short-Term Bank Loan provides for a loan in the amount of $3,195,000. The proceeds from the Short-Term Bank Loan were used to repay the outstanding Short-Term Bank Loan as of April 30, 2013, of $2,432,205. The Short-Term Bank Loan has an interest rate of 7.38%, and interest is due on a quarterly basis. The Short-Term Bank Loan matures on August 1, 2014, and is secured by the assets of TGG.

Due Related Party

As of April 30, 2014, the China Operations had outstanding payables due a related party, TGG, totaling $778,573 due on demand, representing interest accrued on former working capital loans from TGG to the China Operations.

Loans Payable and Secured Promissory Note

The Company’s long-term debt also consists of notes issued by the Company or assumed in acquisitions related to the purchase of property and equipment in the ordinary course of business. At April 30, 2014 and 2013, secured promissory note and assets under loans payable obligations totaled $588,217 and $90,663, with interest rates ranging from 3.22% to 8.99%, and 0% to 8.99% respectively. Of the Company’s total loan payable and secured promissory note as of April 30, 2014, $88,217 relate to long-term debt assumed in acquisitions for the purchase of property and equipment in the ordinary course of business, and $500,000 relates to the BTX Note.

The aggregate maturities of long-term debt, including short-term term loan, loans payable and secured promissory note are as follows:

Year ending April 30,
Loans Payable and Secured Promissory Note
2015	$31,680
2016	29,377
2017	21,238
2018	5,922
Thereafter	500,000
Less short-term debt	(31,680)
Total long-term debt	$556,537

NOTE 9 – DERIVATIVE LIABILITIES

Senior secured convertible notes- embedded conversion features

At inception, the Notes met the definition of a hybrid instrument, as defined in ASC 815. The hybrid instrument was comprised of (i) a debt instrument, as the host contract and (ii) an option to convert the debentures into common stock of the Company, as an embedded derivative and recorded as a discount to the Notes. The embedded derivatives derive their value based on the underlying fair value of the Company’s common stock. The embedded derivatives are not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with these derivatives are based on the common stock fair value and the Company recognized derivative liabilities since inception.

As a result of the aforementioned Note Amendment, the Notes no longer contained the provisions that required bifurcation and the classification was changed from liability to an equity instrument. This results in the extinguishment of the derivative liability. The final fair value of the embedded derivatives on the date of the Note Amendment was $4,000,437, which was reclassified to additional paid-in capital. Prior to the Note Amendment, the changes in the fair value of the embedded derivative were recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying condensed consolidated statements of operations. For the years ended April 30, 2014 and 2013, the Company recognized a loss of $1,598,537 and $472,896, respectively.

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

Common stock warrants

At inception, the Company determined that the fair value of the Warrants issued in connection with the issuance of the Notes under the Purchase Agreement was a derivative liability and recorded them as a discount to the Notes since inception.

As a result of the aforementioned Amendment, the exercise price of the Warrants and Exchange Warrants was fixed at $2.1539 per share, and will only adjust in the event of any future stock splits or dividends. The Warrants no longer contained the provisions that required bifurcation and the classification was changed from liability to an equity instrument, which resulted in the extinguishment of this derivative. The final fair value of the derivative liability on the date of the Amendment was $3,093,722, which was reclassified to additional paid-in capital. Prior to the Amendment, the changes in the fair value of the embedded derivative were recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying condensed consolidated statements of operations. For the years ended April 30, 2014 and 2013, the Company recognized a gain of $764,787 and a loss of $2,230,352, respectively.

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

NOTE 10 - FAIR VALUE MEASUREMENTS

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of April 30, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in					Total Increase (Reduction)
	Active Markets for	Significant Other	Significant		Level 3	in Fair Value
Balance Sheet	Identical Assets or	Observable Inputs	Unobservable	April 30, 2014	April 30, 2013	Recorded at
Location	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total	Total	April 30, 2014
Liabilities:
Derivative liability - secured convertible notes	$-	$-	$-	$-	3,088,756	$1,598,536
Derivative liability - warrants	$-	$-	$-	$-	3,858,508	$(764,786)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 derivative liabilities related to the senior secured convertible notes and warrants prior to reclassification to an equity instrument as a result of the Amendment and Note Amendment.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Note Conversion Feature	Warrants	Total

Balance at beginning of year	$3,088,756	$3,858,508	$6,947,264
Reduction in derivative instruments from Note conversion	(686,856)	-	(686,856)
Change in fair value of derivative liabilities	1,598,537	(764,787)	833,750
	4,000,437	3,093,721	7,094,158
Reclassification of derivative liabilities to additional paid-in capital	(4,000,437)	(3,093,721)	(7,094,158)
Balance at end of period	$-	$-	$-

NOTE 11 – NONCONTROLLING INTEREST

The Company presents the 40% non-controlling interests associated with the China Operations as a component of equity, with changes in the Company’s ownership interest while it retains its controlling interest will be accounted for as an equity transaction, and upon a loss of control, retained ownership interest will be re-measured at fair value, with any gain or loss recognized in earnings. Income and losses attributable to the non-controlling interests associated with the China Operations are presented separately in the Company’s financial statements.

Noncontrolling interest for the years ended April 30, 2014 and 2013 consists of the following:

	Years Ended
	April 30,
	2014	2013
Balance, beginning of year	$849,138	$1,117,322

Distributions to noncontrolling interest	-	(367,612)

Net income attributable to noncontrolling interest	11,287	95,406

Other comprehensive (loss) income attributable to noncontrolling interest	(14,220)	4,022

Balance, end of year	$846,205	$849,138

NOTE 12 - RELATED PARTY TRANSACTIONS

The China Operations earned revenue for contracting services provided to TGG (noncontrolling interest in China Operations) and subsidiaries of $274,348 and $1,345,524 for the years ended April 30, 2014 and 2013, respectively. The China Operations accounts receivable due from TGG and subsidiaries was $0 and $117,751 as of April 30, 2014 and 2013, respectively. During the fiscal year ended April 30, 2013, accounts receivable of $647,518 was settled by the receipt of real estate from TGG which fair value approximates the recorded amount of accounts receivable. Since the transaction was between related parties, the net book value of the real estate of $449,660 was determined as the transfer value of the real estate. The difference between the fair value and transfer value, or $200,766, was booked as a loss to noncontrolling interest as of April 30, 2013.

NOTE 13 - RETIREMENT PLANS

The Company and its subsidiaries participate in employee savings plans under Section 401(k) of the Internal Revenue Code pursuant to which eligible employees may elect to defer a portion of their annual salary by contributing to the plan. There were no Company matching contributions made for the years ended April 30, 2014 and 2013.

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

					Expiration of
	Federal	Pension		FIP/RP	Collective
	Identification	Certified Zone Status		Status Pending	Bargaining	Company's Contributions
Pension Plan Legal name	Number	2014	2013	or Implemented	Arrangement	2014	2013

International Brotherhood of Electrical Workers District No. 9 Pension Plan	93-6074829	NA	NA	No	11/30/2014	$377,490	$223,139
Local 351 IBEW Pension Plan	22-3417366	Yellow	Yellow	Yes	Eff. until terminated	946	376,056
Board of Trustees of the IBEW Local 102 Pension Plan	22-1615726	Green	Green	Yes	Eff. until terminated	760	33,112
Board of Trustees of the IBEW Local 269 Pension Fund	23-7301491	Green	Yellow	Yes	Eff. until terminated	22,775	65,343
IBEW Local 164 Pension Fund	22-6031199	Yellow	Yellow	Yes	Eff. until terminated	-	17,149
Other plans						9,319	12,356
Totals						$411,290	$727,155

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

NOTE 14 - INCOME TAXES

Loss from continuing operations before provision for income taxes show below is based on the geographic locations to which such loss is attributed for the years ended April 30:

	2014	2013
Loss income before income taxes:

Domestic	$(11,133,473)	$(4,895,562)
Foreign	(26,565)	(172,099)

Totals	$(11,160,038)	$(5,067,661)

The provision for income taxes from continuing operations for the years ended April 30, 2014 and 2013 is summarized as follows:

	2014	2013
Current
Federal	$-	$-
State	2,127	13,859
Foreign	145,696	547,374
Totals	147,823	561,233
Deferred
Federal	(330,765)	(344,919)
State	-	-
Foreign	-	-
Totals	(330,765)	(344,919)
Total provision for income taxes (benefits)	$(182,942)	$216,314

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The actual provision for income taxes from continuing operations reflected in the consolidated statements of operations for the years ended April 30, 2014 and 2013 differs from the provision computed at the federal statutory tax rates. The principal differences between the statutory income tax and the actual provision for income taxes are summarized as follows:

	2014	2013
Expected tax (benefit) provision at statutory rate (34%)	$(3,798,248)	$(1,723,004)
Rate differential between US statutory rate (34%) and foreign tax rates	178,019	605,886
Foreign Tax Deduction	(10,470)
State and local taxes, net of federal tax benefit	(392,424)	(230,928)
Valuation allowance	1,564,311	156,887
Non deductible financing costs	2,274,805	1,379,848
Non deductible change in fair value of acquisition-related contingent consideration		-
Other permanent differences	1,065	27,625
Totals	$(182,942)	$216,314

Deferred tax assets and liabilities are provided for the effects of temporary difference between tax basis of an asset or liability and its reported amount in the consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

The components of the Company’s deferred tax assets and liabilities are as follows:

	2014	2013
Deferred tax assets:

Allowance for doubtful accounts	$55,140	$70,902
Inventory markdown reserve	-	3,597
Reserve for loss on work-in-progress	-	4,453
Net operating loss carryforward	-	-
Bonus and other accruals	725,037	24,570
Non-qualified stock options	76,850	67,050
Foreign tax credit	265,600	132,800

Valuation allowance	(1,122,627)	(303,372)

Deferred tax assets-current	-	-

Intangible assets	3,068	8,893
Goodwill	35,639	39,210
Property and equipment	-	423,105
Net operating loss carryforward	11,717,526	10,580,984
Valuation allowance	(11,700,982)	(10,955,925)

Deferred tax assets-long term	55,251	96,267

Deferred tax liabilities:

Property and equipment	(55,251)	(90,748)
Intangible assets	-	(5,519)
Goodwill	-	-
Cumulative translation adjustments	-	-
Deferred tax liabilities-long term	(55,251)	(96,267)

Net deferred tax assets (liabilities)	$-	$-

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At April 30, 2014, the Company has net operating loss carryforwards for Federal tax purposes approximating $27,872,000 expiring through 2034. The Company also has net operating loss carryforwards for state tax purposes approximating $30,230,000 expiring in varying amounts through 2034. However, the future use of some or all of such carried forward domestic losses may be limited by Sec. 382 of Internal Revenue Code in the event of an ownership change, which may have been incurred as a result of the Company’s financing activities and other transactions among the Company’s shareholders, such as the Hartford and Lakewood asset sales described in Note 17.

The Company considers past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. The Company’s forecast of expected future taxable income is based over such future periods that it believes can be reasonably estimated. Based on its analysis as of April 30, 2014, the Company increased its valuation allowance by approximately $1.6 million on its domestic and foreign deferred tax assets. Due to the uncertainty of recognizing a tax benefit on loss carryforwards, the Company has provided a valuation allowance of approximately $12,824,000 at April 30, 2014.

The tax change in the valuation allowance is listed below:

	2014	2013
Balance at beginning of the year	$11,259,297	$7,657,266

Charged (reversed) to costs and expenses	1,564,311	3,602,031

Balance at end of the year	$12,823,608	$11,259,297

In 2013, the valuation allowance was increased to offset the foreign net deferred tax assets as the Company determined it was not more likely that these assets would be realized. In 2013, the valuation allowance was increased to offset the foreign net deferred tax assets as the Company determined it was not more likely than not that these assets would be realized. At April 30, 2014, the Company’s net deferred tax assets are fully offset by a valuation allowance. The Company continues to analyze the reliability of its deferred tax assets on a regular basis.

Accounting for uncertainty in income taxes requires uncertain tax positions to be classified as non-current income tax liabilities unless they are expected to be paid within one year. The Company has concluded that there are no uncertain tax positions requiring recognition in its consolidated financial statements as of April 30, 2014 and 2013. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. For the years ended April 30, 2014 and 2013 there was no interest expense relating to unrecognized tax benefits.

Deferred taxes have not been provided on the excess book basis in the shares of the Company’s foreign subsidiary because this basis difference is not expected to reverse in the foreseeable future. The basis difference could reverse through a sale of the subsidiaries, the receipt of dividends from the subsidiary, as well as various other events. It is not practical to calculate the residual income taxes that would result if this basis difference reversed due to the complexities of the income tax law and the hypothetical nature of these calculations.

The Company had no undistributed earnings of its foreign subsidiary for the years ended April 30, 2014 and 2013.

The Company and its domestic subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the years April 30, 2011 and thereafter. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing the respective return. The Company is not currently under examination by any taxing authority.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SHAREHOLDERS’ EQUITY

Issuance of Series E Convertible Preferred Stock and BTX Warrants

On December 17, 2013, the Company entered into the BTX Purchase Agreement with the Investors pursuant to which the Company sold an aggregate of 2,438 shares the Series E Convertible Preferred Stock, $1,000 stated value and the BTX Warrants, to purchase up to an aggregate of 1,500,000 shares of Common Stock. As consideration for the purchase of the Securities, the Investors sold their collective interests in BTX to the Company.

Each share of Series E Preferred Stock has a stated value of $1,000 and is convertible into shares of the Company’s common stock equal to the stated value (and all accrued but unpaid dividends) divided by the conversion price of $3.50 per share (subject to adjustment in the event of stock splits and dividends). The Series E Preferred Stock accrues dividends at a rate of 12% per annum, payable quarterly in arrears in cash or in kind, subject to certain conditions being met. The Series E Preferred Stock contains a seven year “make-whole” provision such that if the Series E Preferred Stock is converted prior to the seventh anniversary of the date of original issuance, the holder will be entitled to receive the remaining amount of dividends that would have accrued from the conversion until such seven year anniversary. The Company is prohibited from effecting the conversion of the Series E Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 9.99%, in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series E Preferred Stock.

In the event of a liquidation event (as defined in the Series E Preferred Stock Certificate of Designation), each of the Investors shall be entitled to receive in cash any of the asset liquidation funds of the Company before any amount shall be paid to the holders of the Company’s common stock (the Liquidation Funds). The amount of the Liquidation Funds shall be the greater of (a) 125% of the Conversion Amount, (as defined in the Series E Preferred Stock Certificate of Designation), or (b) the amount per share such Investor would receive if the Investor converted the Series E Preferred Stock into the Company’s common stock immediately prior to the date of such payment. As of April 30, 2014, the Liquidation Funds were approximately $5,707,000 based on the Conversion Amount described above.

The BTX Warrants have an initial exercise price of $5.00 per share (subject to adjustment in the event of stock splits and dividends) and are exercisable on a “cashless” basis beginning six months after the date of issuance if there is not then an effective registration statement covering the resale of the shares of Common Stock underlying the BTX Warrants.

Pursuant to the Purchase Agreement, the Company agreed to use its reasonable best efforts to obtain stockholders’ approval at the next annual stockholder meeting or a special meeting of stockholders for (i) the increase of the number of shares of the Company’s common stock authorized for issuance to 75,000,000 and (ii) the issuance of all of the securities issuable pursuant to the Purchase Agreement (Stockholder Approval). The Company agreed to seek to obtain Stockholder Approval by April 30, 2014. As the Company did not obtain Stockholder Approval by April 30, 2014, it is obligated to cause an additional annual stockholder meeting to be held annually at which Stockholder Approval will be sought (or if no Annual Meeting of stockholders of WPCS is held in any given year, to seek such approval at a special meeting of stockholders of WPCS in such given year) until such Stockholder Approval is obtained. In June 2014, the Company obtained Stockholder Approval for the issuance of the securities issuable pursuant to the Purchase Agreement but not the increase in authorized shares. The Company intends to seek Stockholder Approval for the increase in authorized shares at a future stockholder meeting.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation Plans

2014 Equity Incentive Plan

In January 2014, the Company adopted the 2014 Equity Incentive Plan, subject to shareholder approval, under which officers, directors, key employees or consultants may be granted options. Under the 2014 Equity Incentive Plan, 3,500,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock Options under the 2014 Equity Incentive Plan are exercisable upon stockholder approval of the 2014 Equity Incentive Plan and an increase in authorized common stock. Under the terms of the 2014 Equity Incentive Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant. These options generally vest based on between immediately to three years of continuous service and have five-year contractual terms. At April 30, 2014, options to purchase 1,080,000 shares were outstanding at an exercise price of $1.20. At April 30, 2014, there were 2,420,000 options available for grant under the 2014 Equity Incentive Plan. The options granted under the 2014 Equity Incentive Plan were not exercisable at April 30, 2014 because shareholder approval had not been obtained. On July 15, 2014, the Company obtained stockholder approval of the 2014 Equity Incentive Plan, but not an increase in authorized shares of common stock.

2007 Incentive Stock Plan

In September 2006, the Company adopted the 2007 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options. Under the 2007 Incentive Stock Plan, 57,142 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. These shares were registered under Form S-8. Under the terms of the 2007 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At April 30, 2014, options to purchase 41,429 shares were outstanding at exercise prices ranging from $2.73 to $21.98. At April 30, 2014, there were 13,929 options available for grant under the 2007 Incentive Stock Plan.

2006 Incentive Stock Plan

In September 2005, the Company adopted the 2006 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options. Under the 2006 Incentive Stock Plan, 57,142 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. These shares were registered under Form S-8. Under the terms of the 2006 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At April 30, 2014, options to purchase 25,142 shares were outstanding at exercise prices ranging from $2.52 to $4.20. At April 30, 2014, there were 21,775 options available for grant under the 2006 Incentive Stock Plan.

2002 Plan

In March 2003, the Company established a stock option plan pursuant to which options to acquire a maximum of 59,523 shares of the Company's common stock were reserved for grant (the "2002 Plan"). These shares were registered under Form S-8. Under the terms of the 2002 Plan, the options are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At April 30, 2014, options to purchase 12,636 shares were outstanding at exercise prices ranging from $4.20 to $24.71. At April 30, 2014, there were no further shares available for grant under the 2002 Plan as the ten-year term of the 2002 Plan had been reached.

The following is a summary of information with respect to stock options granted under the 2002 Plan, 2006 Incentive Stock Plan, and 2007 Incentive Stock Plan at April 30, 2014 and 2013:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Options Outstanding at April 30, 2014			Options Exercisable at April 30, 2014
Exercise prices	Shares under option	Weighted-average remaining life in years	Weighted-average Exercise Price	Shares under option	Weighted-average Exercise Price

2.52 - 5.88	74,000	3.44	4.06	74,000	4.06
16.59 - 39.90	5,207	0.56	21.91	5,207	21.91

Total	79,207	3.25	5.23	79,207	5.23

	Options Outstanding at April 30, 2013			Options Exercisable at April 30, 2013
Exercise prices	Shares under option	Weighted-average remaining life in years	Weighted-average Exercise Price	Shares under option	Weighted-average Exercise Price

2.52 - 5.88	97,143	4.43	4.09	88,571	4.13
16.59 - 39.90	19,136	1.07	19.94	18,945	19.93
Total	116,279	3.88	6.70	107,516	6.92

The following table summarizes stock option activity for the year ended April 30, 2014, during which there were no options exercised under the Company’s stock option plans:

	2002 Plan
	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2013	15,779	$7.56

Granted	-	0.00
Exercised	-	0.00
Forfeited/Expired	(3,143)	11.60

Outstanding, April 30, 2014	12,636	$6.58	3.0	$0

Vested and expected to vest, April 30, 2014	12,636	$6.58	3.0	$0

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2006 Plan
	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2013	46,571	$4.19

Granted	340	3.55
Exercised	-	0.00
Forfeited/Expired	(21,769)	4.25

Outstanding, April 30, 2014	25,142	$4.19	3.4	$0

Vested and expected to vest, April 30, 2014	25,142	$4.19	3.4	$0

	2007 Plan
	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, May 1, 2013	53,929	$8.60

Granted	1,420	3.55
Exercised	-	0.00
Forfeited/Expired	(13,920)	19.15

Outstanding, April 30, 2014	41,429	$5.45	3.2	$0

Vested and expected to vest, April 30, 2014	41,429	$5.45	3.2	$0

The Company recorded stock-based compensation of $24,535 and $111,683 for the years ended April 30, 2014 and 2013, respectively.

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

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. The Company determines the forfeiture rate based on the historical forfeitures of stock options previously granted to employees and directors. The forfeiture rate was 15% for the years ended April 30, 2014 and 2013. Compensation cost is then recognized on a straight-line basis over the vesting or service period and is net of estimated forfeitures. There were 1,760 stock options issued during the year ended April 30, 2014. The following assumptions were used to compute the fair value of stock options granted during the year ended April 30, 2014:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	April 30,
	2014	2013

Average risk-free interest rate	0.87%	0.38%
Average expected volatility	68.6%	53.3%
Average expected dividend yield	0.00%	0.00%
Average expected term ( in years)	3	2.75

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

Common Stock Warrants

The following is a summary of the common stock warrant activity for the year ended April 30, 2014:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Warrants	Price	Life in years

Outstanding, May 1, 2012	-	-	-
Warrants issued in connection with Notes	2,274,796	$2.1539	5.00

Outstanding, April 30, 2013	2,274,796	2.1539	4.50

Warrants exchanged in connection with the Amendment	(154,961)	2.1539	-
Exchange Warrants issued in connection with the Amendment	154,961	2.1539	3.60
BTX Warrants issued in connection with the BTX Purchase Agreement	1,500,000	5.0000	4.00
Outstanding as of April 30, 2014	3,774,796	$3.2849	4.01

Reverse Stock Split

Effective May 28, 2013, the Company amended its Certificate of Incorporation, as amended, pursuant to which the Company affected a one-for-seven reverse split of the Company’s issued and outstanding shares of common stock (the Reverse Stock Split) and reduced the number of authorized shares of common stock by the same ratio, from 100 million to 14,285,715. The total issued and outstanding common stock was decreased from 6,954,766 shares to 993,538 shares. With the issuance of 649 additional common shares due to rounding from the Reverse Stock Split, the total issued and outstanding shares was increased to 994,187 common shares. All share-related and per share information have been adjusted to give effect to the Reserve Stock Split from the beginning of the earliest period presented.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 16 - SEGMENT REPORTING

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

As part of the acquisition of the BTX Software and the expected addition of a related new line of business, we have reorganized the operating segments to correspond to the primary service lines: communications infrastructure contracting services and Bitcoin trading platform. Accordingly, the Company has reclassified the reporting of its segment results under these two reporting segments in this Form 10-K for the years ended April 30, 2014 and 2013.

The segment information presented below contains the operating results for the continuing operations only. The Lakewood, Hartford Australia and Seattle Operations are reported as discontinued operations, and were previously reported in the contracting services segment. Segment results for the years ended April 30, 2014 and 2013 are as follows:

	As of and for the Year Ended April 30, 2014
	Corporate	Contracting Services	Bitcoin	Total

Revenue	$-	$21,264,288	$-	$21,264,288

Depreciation and amortization	$7,887	$744,222	$-	$752,109

(Loss) income before income taxes from continuing operations	$(11,200,577)	$483,163	$(442,624)	$(11,160,038)

Total assets	$7,288,787	$10,716,934	$4,016,005	$22,021,726

Additions of property and equipment	$-	$104,067	$3,191,006	$3,295,073

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of and for the Year Ended April 30, 2013
	Corporate	Contracting Services	Bitcoin	Total

Revenue	$-	$24,774,876	$-	$24,774,876

Depreciation and amortization	$30,963	$885,486	$-	$916,449

Income (loss) before income taxes	$(7,585,651)	$2,517,990	$-	$(5,067,661)

Total assets	$8,640,158	$9,504,808	$-	$18,144,966

Additions of property and equipment	$-	$833,609	$-	$833,609

As of and for the years ended April 30, 2014 and 2013, the contracting services segment includes approximately $5,513,000 (25.9%) and $5,258,000 (21.2%), respectively in revenue and approximately $4,225,000 and $4,017,000, respectively, of total assets held in China related to the Company’s 60% interest in the China Operations.

NOTE 17 - DISCONTINUED OPERATIONS

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

To date, the Company has not reached agreement with Kavveri with regard to a resolution for settling the net asset valuation. The Company is currently in discussions with Kavveri for the settlement of the final adjustments to the purchase price, and has reserved a total of $450,000 for possible future settlement, which includes approximately $104,000 recorded for the year ended April 30, 2014. There can be no assurance that the Company will be successful in settling with Kavveri the amounts claimed by them.

Australia Operations

On September 19, 2013, the Company entered into a Securities Purchase Agreement (the Agreement) with Turquino Equity LLC, a limited liability company (Turquino), whose managing member is Andrew Hidalgo, former Chairman and Chief Executive Officer of the Company. Pursuant to the Agreement, the Company agreed to sell 100% of the shares of Pride for $1,400,000 (Purchase Price). At the Closing Date, the Company will settle the Purchase Price with Turquino by applying the net after tax severance balance due Mr. Hidalgo under his separation agreement as further described in Note 19 “Executive Management Changes”, as partial payment towards the Purchase Price, and Turquino will pay cash for the difference between the Purchase Price and the net severance balance due. The Agreement contains a number of conditions to closing, including but not limited to the following: (i) each of the Company and Turquino shall have performed and complied with all terms of the Agreement required to be performed or complied with by it at or prior to the Closing Date; (ii) no action or proceeding by or before any governmental authority shall have been instituted or threatened (and not subsequently dismissed, settled or otherwise terminated) which might restrain, prohibit or invalidate any of the transactions contemplated by the Agreement, other than an action or proceeding instituted or threatened by a party or any of its affiliates; (iii) the representations and warranties contained in made by each of the Company and Turquino to each other shall be true and correct in all material respects on the closing date as though made on and as of the closing date; (iv) the Company obtaining a fairness opinion that the Purchase Price is fair; and (v) the Company has obtained shareholder approval. On July 15, 2014, the Company obtained stockholder approval of the transaction. In order to close, the Company needs to obtain the release of liens by its secured note holders of the stock of Pride. The Company anticipates that the transaction will be closed on or about July 31, 2014.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Seattle Operations

On March 31, 2014, the Company entered into an asset purchase agreement (the Asset Purchase Agreement) by and among the Company, and EC Company, as purchaser. Pursuant to the Asset Purchase Agreement, the Company agreed to sell substantially all of the assets of the Seattle Operations to EC Company for approximately $2.7 million in an all cash transaction. The final closing price is subject to adjustment based on the value of the assets on the closing date.

The Asset Purchase Agreement was amended to provide that in the event that the acquisition is not consummated by July 31, 2014, through no fault of EC Company, the purchase price will be reduced by $100,000. The consummation of the sale is subject to the approval of the Company’s stockholders, the NASDAQ Capital Market and the release of liens by our secured note holders of the assets of the Seattle Operations.

The Company has reported the financial activity of these four operations as discontinued operations for all periods presented. The disposal of two operations was concluded in fiscal year 2013, and the Company has reflected the gain from the disposal of the Hartford and Lakewood Operations in year ended April 30, 2013. A summary of the operating results for the discontinued operations is as follows:

	Years Ended
	April 30,
	2014	2013

REVENUE	$16,698,767	$22,455,300

COSTS AND EXPENSES:
Cost of revenue	11,889,953	16,480,328
Selling, general and administrative expenses	3,987,799	6,279,297
Depreciation and amortization	450,476	517,470
Goodwill impairment	-	1,936,059
	16,328,228	25,213,154

OPERATING INCOME (LOSS) FROM DISCONTINUED OPERATIONS	370,539	(2,757,854)

Interest expense (income)	5,885	(16,243)

Income (loss) from discontinued operations before income tax provision	364,654	(2,741,611)

Income tax provision	330,764	546,321

Income (loss) from discontinued operations, net of tax	33,890	(3,287,932)

(loss) gain from disposal	(104,446)	1,756,586

TOTAL LOSS FROM DISCONTINUED OPERATIONS	$(70,556)	$(1,531,346)

There were no assets or liabilities included in the consolidated balance sheets for the Hartford and Lakewood Operations at April 30, 2014 or 2013.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the assets and liabilities held for sale:

	April 30, 2014	April 30, 2013
ASSETS

CURRENT ASSETS:

Accounts receivable, net of allowance	$3,351,881	$4,223,321
Costs and estimated earnings in excess of billings on uncompleted contracts	616,858	819,714
Prepaid expenses and other current assets	33,073	109,774
Total current assets held for sale	4,001,812	5,152,809

PROPERTY AND EQUIPMENT, net	342,884	526,817

OTHER INTANGIBLE ASSETS, net	-	250,632

OTHER ASSETS	30,046	30,704
Total other assets held for sale	372,930	808,153

Total assets held for sale	$4,374,742	$5,960,962

LIABILITIES
Current portion of loans payable	$26,921	$20,152
Accounts payable and accrued expenses	1,425,586	1,727,506
Billings in excess of costs and estimated earnings on uncompleted contracts	345,108	298,342
Total current liabilities held for sale	1,797,615	2,046,000

Loans payable, net of current portion	88,404	66,964
Total liabilities	$1,886,019	$2,112,964

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Other payable to Zurich

On July 12, 2012, the Company executed the Financing Agreement with Zurich. Under the terms of the Financing Agreement, Zurich advanced the Company $793,927 for the payment of labor and labor-related benefits to assist in completing the project contract with the Owner of Cooper Project. The Cooper Project was a $16.2 million project completed by the Company’s Trenton Operations. Zurich and its affiliate Fidelity and Deposit Company of Maryland (F&D), as surety, issued certain performance and payment bonds on behalf of the Owner in regard to the Company’s work on this project. The Company was to repay Zurich the financial advances by September 2012; however the Company was in default under the Financing Agreement as it had not repaid Zurich the $793,927 and Zurich paid certain of the Company’s vendors pursuant to Zurich’s obligations under its payment bond on the Cooper Project.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 17, 2013, the Company executed the Forbearance Agreement with Zurich, which supersedes the Financing Agreement. Under the Forbearance Agreement, among other things, the parties have agreed to the following payments which will be credited against the Loss Amount owed to Zurich by the Company: (1) the Company shall make monthly payments to Zurich of $25,000 due upon the fifth of each month, up to and including December 5, 2013 (the Interim Liability Payments); (2) Zurich is to receive any and all amounts due under the contracts for which Zurich has issued one or more bonds (the Customer Payments); and (3) the Claim, up to the Loss Amount as it exists at the time. As of April 30, 2014, the net Other Payable for the Loss Amount owed Zurich under the Forbearance Agreement was $1,533,757.

Each or any of the following shall constitute an event of default under the Forbearance Agreement: (a) failure by the Company to make any of the Interim Liability Payments; (b) failure by the Company to remit any Customer Payments received; (c) the failure by the Company or the Owner to remit the proceeds of the Claim to Zurich; and (d) any Loss Amount that still exists as of December 31, 2013. If an event of default occurs, Zurich is authorized to confess judgment against the Company; however the entry of any judgment by confession shall not constitute a waiver or release of any of Zurich’s rights under the Indemnity Agreement. The Company is currently in default under the Forbearance Agreement due to the failure to: (1) pay the monthly Interim Liability Payment of $25,000 per month since December 1, 2013; and (2) pay the Loss Amount of $1,533,757 due December 31, 2013 under the Forbearance Agreement. The Company is currently in discussions with Zurich for the settlement of the Loss Amount due under the Forbearance Agreement. There can be no assurance that the Company will be successful in settling with Zurich the Loss Amount due.

The Company submitted the Claim to the Owner of $2,421,425 for significant delays, disruptions, and construction changes that were beyond its control and required us to perform additional work related to the Cooper Project, which was completed in the fiscal year ended April 30, 2013. On April 15, 2013, the Company filed a Mediation request with the American Arbitration Association with regard to the Claim. The Mediation has been postponed. The Company is presently awaiting a time to file a complaint against the Owner in federal court in New Jersey. If the Company is successful in the settlement of this Claim, it expects to use the proceeds from the Claim to repay Zurich the Loss Amount as it exists at the time and any excess for working capital purposes. There can be no assurance that the Company will be successful in settling with the Owner for all or a portion of the submitted claim.

Hartford and Lakewood Operations Asset Sales

On July 25, 2012, the Company and the Hartford and Lakewood Operations entered into an asset purchase agreement, for a purchase price of $5.5 million in cash, subject to adjustment, and the assumption of their various liabilities. At closing, the Company received $4.9 million in cash, with the remaining purchase price to be settled upon (1) completing the assignment of certain contracts post-closing, which was concluded, and (2) satisfying certain adjustments to the purchase price based on a final net asset valuation to be completed after closing as well as repurchase obligations of certain delinquent accounts receivables. To date, the Company has not reached agreement with Kavveri with regard to a resolution for settling the net asset valuation. The Company is currently in discussions with Kavveri for the settlement of the final adjustments to the purchase price, and has reserved a total of $450,000 for possible future settlement, which includes approximately $104,000 recorded for the year ended April 30, 2014. There can be no assurance that the Company will be successful in settling with Kavveri the amounts claimed by them.

Employment Agreements

The Company has entered into employment contracts ranging from one to two years with certain of its employees. The aggregate base salary commitments under these contracts at April 30, 2014 are summarized as follows:

Year Ending April 30,

2015	$463,333

2016	20,000

Total aggregate base salary commitments	$483,333

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation

On July 14, 2014, Eric Greenberg, a stockholder of the Company (the Plaintiff), filed suit in the United States District Court Southern District of New York, against defendants Hudson Bay Master Fund Ltd., Iroquois Master Fund Ltd., American Capital Management LLC, GRQ Consultants, Inc. 401K, Barry Honig, Richard Molinsky (the Defendants), and the Company. While the suit named the Company as a nominal defendant, it contains no claims against nor seeks relief from the Company. The suit alleges violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p (b) (Section 16(b)), and deems the Defendants were statutory insiders of the Company,

The complaint seeks that the Defendants disgorge profits earned for any "short-swing profits" obtained by them in violation of Section 16(b), as a result of the sales and purchases of the Company’s common stock during the three months ended January 31, 2014, within periods of less than six months while the Defendants were beneficial owners of more than 10% of the Company’s common stock.

Previously, on January 29, 2014, a demand for prosecution was made on the Company based on the allegations above (the Demand), and on March 20, 2014, counsel for the Company responded to the Demand and indicated that the Company declined to pursue Section 16(b) claims against the Defendants. As more than sixty (60) days have passed from the date of the Demand and the Company has failed to recover the alleged profits or instituted a lawsuit to recover those profits, the Plaintiff filed the above suit. The Plaintiff seeks an unspecified amount of the profits earned by the Defendants on the transactions, to be determined at trial, plus interest and other expenses.

Lease Commitments

The Company leases its office facilities pursuant to noncancelable operating leases expiring through December 2017. The Company also has noncancelable vehicle leases. The minimum rental commitments under these noncancelable leases at April 30, 2014 are summarized as follows:

Year ending April 30,
2015	$119,607
2016	76,200
2017	57,150
Total minimum lease payments	$252,957

Rent expense for all operating leases was approximately $363,000 and $271,000 in 2014 and 2013, respectively.

NOTE 19 - EXECUTIVE MANAGEMENT CHANGES

Andrew Hidalgo Separation

On July 24, 2013, the Company entered into a separation agreement (the Separation Agreement) with Andrew Hidalgo (Hidalgo), the Company’s former President, Chief Executive Officer and a member of the board of directors. Pursuant to the Separation Agreement, Hidalgo resigned effective at the close of business on July 30, 2013 (the Termination Date), as the President, Chief Executive Officer and a member of the board of directors of the Company and from all officer and director positions with all of the Company’s subsidiaries. As a result of the Separation Agreement, the Company recorded a one-time charge for severance expense of $1,474,277 for the year ended April 30, 2014. As of April 30, 2014, the balance of accrued severance expense due Hidalgo is $1,218,750.

On September 19, 2013, the Company and Turquino, whose managing member is Hidalgo, entered into the Agreement to sell 100% of the shares of Pride to Turquino for $1,400,000 as more fully described in Note 7, “Discontinued Operations”. Until the date of closing of the Agreement the Company shall continue to pay Hidalgo his current base salary of $325,000 per year through the Company’s normal payroll process. At the closing date, the Company shall make the final severance payment, net of applicable taxes, and shall apply the net after tax severance payment as partial payment towards the purchase price for Pride. The cash difference between the after tax severance payment and the purchase price shall be paid to the Company at the closing date.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Joseph Heater Separation

On March 31, 2014, the Company entered into a separation agreement (the Heater Separation Agreement) with Joseph Heater (Heater), the Company’s Chief Financial Officer, and on July 28, 2014, the Company entered into an amendment to the Heater Separation Agreement (the Amendment to Heater Separation Agreement). Pursuant to the Amendment to Heater Separation Agreement, Heater will resign, effective at the close of business on August 31, 2014, or such other date mutually agreed upon between the Company and Heater (the Termination Date), as the Chief Financial Officer of the Company and from all officer and director positions with the Company’s subsidiaries.

Pursuant to the Heater Separation Agreement, as amended, the Company shall pay Heater the sum of $250,000 between the Termination Date and January 31, 2015, which will be payable in five (5) monthly installments of $41,666.67, payable on the first business day of each month from September 2014 through January 2015 and one (1) final payment of $41,666.65 to be made on January 31, 2015. In addition, Heater shall receive a bonus of $35,000, to be paid on July 31, 2014, and the Company will pay Heater for all accrued but unused vacation time through August 31, 2014. Heater will also receive medical and other insurance benefits through January 31, 2015 under the applicable plans maintained by the Company.

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

NOTE 20 – SUBSEQUENT EVENT

On May 2014, the Company entered into a non-binding letter of intent to sell its 60% majority ownership interest in the China Operations to AIC Investments Limited, a Hong Kong company (AIC), in an all-cash transaction valued at approximately $2.1 Million. The consummation of this transaction is subject to a number of conditions, including, but not limited to, completion of due diligence by AIC, the negotiation and execution of a definitive purchase agreement, third party governmental and regulatory consents, approval of by the board of directors from the Company and AIC, shareholder approval of the Company and approval from holders of senior secured debt of the Company.

Subsequent events have been evaluated through the date that the consolidated financial statements were issued. All appropriate subsequent event disclosures, if any, have been made in the notes to the consolidated financial statements.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

On December 20, 2013, we received notice of the resignation of CohnReznick LLP (“CohnReznick”), as our independent registered public accounting firm.

The reports of CohnReznick on the Company’s financial statements for each of the past two fiscal years contained no adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except as that the reports of CohnReznick for the fiscal years ended April 30, 2013 and 2012 indicated conditions which raised substantial doubt about the Company’s ability to continue as a going concern.

During our two most recent fiscal years and through all subsequent interim periods preceding CohnReznick’s resignation, we had no disagreements with CohnReznick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of CohnReznick, would have caused it to make reference to the subject matter of such disagreements in its report on our financial statements for such periods.

During our two most recent fiscal years and through the date of resignation of CohnReznick, there were no reportable events as defined under Item 304(a)(1)(v) of Regulation S-K adopted by the SEC.

Effective January 29, 2014, we appointed Marcum LLP (“Marcum”) as our new independent registered public accounting firm. The decision to engage Marcum was recommended and approved by our audit committee. During the two most recent fiscal years and through the date of engagement, we did not consult with Marcum regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (2) any matter that was either the subject of a disagreement (as defined in Regulation S-K Item 304(a)(1)(v)), during the two most recent fiscal years.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of April 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of April 30, 2014.

43

 This annual report does not include an attestation report by Marcum LLP, our independent registered public accounting firm, regarding internal control over financial reporting. As a smaller reporting company, our management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our directors and executive officers and their ages, titles, and biographies are set forth below:

NAME	AGE	OFFICES HELD
Sebastian Giordano	57	Interim Chief Executive Officer
Joseph Heater	50	Chief Financial Officer
Charles Benton	63	Director
Kevin Coyle	62	Director
Norm Dumbroff	53	Director
Neil Hebenton	58	Director
Edward Gildea	62	Director

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually and serve at the discretion of the Board of Directors.

Sebastian Giordano, Interim Chief Executive Officer

Mr. Giordano has been Interim Chief Executive Officer since August 2013 and became a director of WPCS in February 2013. Since 2002, Mr. Giordano has been Chief Executive Officer of Ascentaur, LLC, a business consulting firm providing comprehensive strategic, financial and business development services to start-up, turnaround and emerging growth companies. From 1998 to 2002, Mr. Giordano was Chief Executive Officer of Drive One, Inc., a safety training and education business. From 1992 to 1998, Mr. Giordano was Chief Financial Officer of Sterling Vision, Inc., a retail optical chain. Mr. Giordano received B.B.A. and M.B.A. degrees from Iona College. Mr. Giordano’s executive business experience was instrumental in his selection as a member of our Board of Directors.

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

Kevin Coyle, Director

Mr. Coyle has been a director of WPCS since August 2012. Since May 2014, Mr. Coyle has been Senior Vice President for Business Development of Elauwit Networks, LLC., a telecommunications company serving the multifamily industry. Between 2009 and 2014 he was Principal of KPC Consulting, his personal consulting company. In 2011, Mr. Coyle served as a Senior Vice President for Business Development at Comcast Communications, Inc. in Philadelphia, Pennsylvania. Between 2005 and September 2009, Mr. Coyle served as the Chief Executive Officer of Ygnition Networks, Inc., a Seattle, Washington-based communications service provider. Previously, Mr. Coyle served as Chief Executive Officer of Digital Media Holdings in Denver, Colorado (2002 – 2003), Chief Financial Officer of OneSecure, Inc. in Denver, Colorado and San Jose, California (2000 – 2002) and Group Vice President and Chief Financial Officer of Jones Intercable, Inc. in Denver, Colorado (1990 – 1999). He holds a B.S. degree in finance from Villanova University in Villanova, Pennsylvania and an M.B.A. from Drexel University in Philadelphia, Pennsylvania. Mr. Coyle's experience with communications services, his financial experience and his senior executive experience were instrumental in his selection as a member of our Board of Directors.

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

Edward Gildea, Director

Mr. Gildea became a director of WPCS in February 2013. Since February 2014, Mr. Gildea has been a partner in the law firm Fisher Broyles LLP. From 2006 to 2013, Mr. Gildea was President, Chief Executive Officer and Chairman of the Board of Directors of Converted Organics Inc., a publicly held green technology company that manufactures and sells an organic fertilizer, made from recycled food waste. Mr. Gildea is a director for the following publicly held companies: Finjan Holdings, Inc. (intellectual property), Worlds, Inc. (intellectual property), and Atrinsic, Inc. (internet marketing). Mr. Gildea received a B.A. from The College of the Holy Cross and a J.D. from Suffolk University Law School. Mr. Gildea’s executive business experience was instrumental in his selection as a member of our Board of Directors.

Neil Hebenton, Director

Mr. Hebenton became a director of WPCS in October 2002. Since February 2003, he has been Senior Director, Business Development, for PAREXEL Informatics, Inc. (a subsidiary of PAREXEL International Corp.), a company offering clinical trial technology solutions and services to pharmaceutical and biotechnology companies. From January 1998 to January 2003, he was Head of US Sales and Operations for the U.K. based FW Pharma Systems, a multi-million dollar application software company serving the pharmaceutical and biotechnology sectors. Prior to that, Mr. Hebenton has held a variety of operational, sales and marketing positions in Europe with Bull Information Systems (BULL-Paris, Frankfurt, Zurich) and Philips Information Systems. He received his B.S. in Mathematics from the University of Edinburgh, Scotland. Mr. Hebenton’s experience in international business development was instrumental in his selection as a member of our board of directors.

Family Relationships

None.

Meetings and Committees of the Board of Directors

During the fiscal year ended April 30, 2014, our board of directors held nineteen (19) meetings and approved certain actions by unanimous written consent. We expect our directors to attend all board and committee meetings and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities.

Audit Committee

Our Audit Committee consists of Kevin Coyle, Charles Benton, Norm Dumbroff, Edward Gildea, and Neil Hebenton, with Mr. Coyle elected as Chairman of the Committee. Our Board of Directors has determined that all of the members are “independent” as that term is defined under applicable SEC rules and under the current listing standards of The NASDAQ Stock Market. Mr. Benton is our audit committee financial expert.

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

Executive Committee

Our Executive Committee consists of Charles Benton, Norm Dumbroff, Edward Gildea, and Neil Hebenton, with Mr. Benton elected as Chairman of the Committee. Our Board of Directors has determined that all of the members are “independent” under the current listing standards of The NASDAQ Stock Market. Our Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Executive Committee.

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

Nominating Committee

Our Nominating Committee consists of Norm Dumbroff, Edward Gildea, and Neil Hebenton, with Mr. Hebenton elected as Chairman of the Committee. The Board of Directors has determined that all of the members are “independent” under the current listing standards of The NASDAQ Stock Market.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities We believe that, during fiscal 2014 except for Form 4s relating to stock option grants made on April 24, 2014 to Sebastian Giordano, Joseph Heater, Neal Hebenton, Norm Dumbroff, Ed Gildea, Kevin Coyle and Charlie Benton, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

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

Norm Dumbroff

Edward Gildea

Neil Hebenton

COMPENSATION DISCUSSION AND ANALYSIS (CD&A)

The following discussion and analysis of compensation arrangements of our named executive officers for the fiscal year ended April 30, 2014 should be read together with the compensation tables and related disclosures set forth below.

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

Tax and Accounting Considerations

Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code of 1986, as amended, restricts deductibility of executive compensation paid to our Chief Executive Officer and each of the four other most highly compensated executive officers holding office at the end of any year to the extent such compensation exceeds $1,000,000 for any of such officers in any year and does not qualify for an exception under Section 162(m) or related regulations. The Executive Committee’s policy is to qualify its executive compensation for deductibility under applicable tax laws to the extent practicable. Income related to stock options granted under our incentive stock plans generally qualify for an exemption from these restrictions imposed by Section 162(m). In the future, the Executive Committee will continue to evaluate the advisability of qualifying its executive compensation for full deductibility.

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

On March 31, 2014, we entered into the Separation Agreement with Mr. Heater, which was amended on July 28, 2014. Pursuant to the Separation Agreement, as amended, Mr. Heater will resign, effective on August 31, 2014, or such other date mutually agreed upon between the Company and Mr. Heater ( the Termination Date) as the Chief Financial Officer of the Company and from all officer and director positions with all of our subsidiaries.

Pursuant to the Separation Agreement, as amended, we shall pay Heater the sum of $250,000 between the Termination Date and January 31, 2015, which will be payable in five (5) monthly installments of $41,666.67, payable on the first business day of each month from September 2014 through January 2015 and one (1) final payment of $41,666.65 to be made on January 31, 2015. In addition, Heater shall receive a bonus of $35,000, to be paid on July 31, 2014, and we will pay Heater for all accrued but unused vacation time through August 31, 2014. Heater will also receive medical and other insurance benefits through January 31, 2015 under the applicable plans maintained by the Company.

Contract with Sebastian Giordano

Effective August 1, 2013, we entered into the Giordano Agreement with Sebastian Giordano to serve as Interim Chief Executive Officer on a part-time basis until a permanent chief executive officer is appointed. The Giordano Agreement can be terminated by either party upon 30 days prior notice. Pursuant to the Giordano Agreement, Mr. Giordano shall receive a monthly consulting fee of $10,833. In addition, upon shares of common stock being reserved for issuance under our 2014 Equity Incentive Plan, Mr. Giordano shall receive a grant of 30,000 shares of our common stock. In addition, Mr. Giordano shall be entitled to receive a discretionary bonus upon successful achievement of a merger or acquisition of the Company by another entity. We will also reimburse Mr. Giordano for all reasonable expenses in connection with his services to us.

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, the two highest paid executive officers and up to two other highest paid individuals whose total annual salary and bonus exceeded $100,000 for fiscal years 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Andrew Hidalgo	2014	325,000	-	-	-	325,000
Former Chairman, Chief Executive	2013	325,000	-	18,592	-	343,592
Officer and Director (1)

Sebastian Giordano	2014	86,664	-	-	-	86,664
Interim Chief Executive Officer (2)

Joseph Heater	2014	250,000	-	-	2,286	252,286
Chief Financial Officer (3)	2013	250,000	-	17,593	-	267,593

Curtis LaChance	2014	161,144	101,987	25,103	-	288,234
President of Seattle Operations (4)

Myron Polulak
Executive Vice President (5)	2013	200,000	10,000	13,619	-	223,619

(1) Mr. Hidalgo has served as Chairman, Chief Executive Officer and Director since May 24, 2002, until his resignation on July 30, 2013.

(2) Mr. Giordano has served as Interim Chief Executive Officer since August 1, 2013.

(3) Mr. Heater has served as Chief Financial Officer since July 15, 2003, until his resignation August 31, 2014.

(4) Mr. LaChance has served as President of the Seattle Operations since August 1, 2010.

(5) Mr. Polulak resigned December 31, 2013.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth the stock options granted to the named executive officers during fiscal 2014.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Sebastian Giordano	4/24/14	250,000	$1.20
Joseph Heater	4/24/14	50,000	$1.20
Curtis LaChance	4/24/14	30,000	$1.20

(1)	As of April 30, 2014, no compensation expense was recorded for these stock option grants as shareholder approval was not obtained to conclude that a measurement date for an award had occurred.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of April 30, 2014.

Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date

Sebastian Giordano	2,857	-	$4.20	9/18/2017

Joseph Heater	13,173	-	$4.20	9/18/2017

Curtis LaChance	3,571	-	$4.20	9/18/2017

Director Compensation

The following table sets forth summary information concerning the total compensation earned by our non-employee directors in 2014 for services to our company.

Name	Fees Earned or Paid in Cash
Charles Benton	$16,000
Kevin Coyle	12,000
Norm Dumbroff	12,000
Neil Hebenton	12,000
Ed Gildea	7,000
Sebastian Giordano	7,000
Total:	$66,000

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of July 22, 2014:

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our officers and directors; and
•	by all of our officers and directors as a group.

Name And Address Of Beneficial Owner (1)	Number of Shares Owned (2)		Percentage of Class (3)
Sebastian Giordano	2,857	(4)	*
Joseph Heater	13,173	(4)	*
Norm Dumbroff	17,691	(4)	*
Neil Hebenton	7,571	(4)	*
Kevin Coyle	8,571	(4)	*
Charles Benton	8,571	(4)	*
Edward Gildea	2,857	(4)	*

All Officers and Directors as a Group (7 persons)	61,291	(4)	*

Hudson Bay Master Fund Ltd. (5)	1,544,189	(6)	9.99%
Iroquois Master Fund Ltd. (7)	1,542,602	(8)	9.99%
Barry Honig	1,447,553	(9)	9.42%
Divya Thakur	1,464,767	(10)	9.53%
Ilya Subkhankulov	732,273	(10)	5.00%

*	Less than 1%.

(1)	The address for each of our officers and directors is 600 Eagleview Boulevard, Suite 300, Exton, PA 19341.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of July 22, 2014 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.
(3)	Percentage based on 13,913,164 shares of common stock outstanding.
(4)	Includes the following number of shares of common stock which may be acquired by certain officers and directors through the exercise of stock options which were exercisable as of July 22, 2014 or become exercisable within 60 days of that date: Sebastian Giordano, 2,857 shares; Joseph Heater, 13,173 shares; Norm Dumbroff, 7,571 shares; Neil Hebenton, 7,571 shares; Kevin Coyle, 8,571 shares; Charles Benton, 8,571 shares; Edward Gildea, 2,857 shares; and all officers and directors as a group, 55,143 shares.
(5)	Hudson Bay Capital Management LP, the investment manager of Hudson Bay Master Fund Ltd., has voting and investment power over these securities. Sander Gerber is the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management LP. Sander Gerber disclaims beneficial ownership over these securities.
(6)	Represents shares of common stock issuable upon conversion and/or exercise of outstanding secured convertible notes, series E convertible preferred stock and common stock purchase warrants and represents the maximum beneficial ownership percentage pursuant to exercise limitations contained within secured convertible notes, series E convertible preferred stock and common stock purchase warrants owned by this beneficial owner.
(7)	Iroquois Capital Management LLC (“Iroquois Capital”) is the investment manager of Iroquois Master Fund Ltd. (“IMF”). Consequently, Iroquois Capital has voting control and investment discretion over securities held by IMF. As managing members of Iroquois Capital, Joshua Silverman and Richard Abbe make voting and investment decisions on behalf of Iroquois Capital in their capacity as investment managers to IMF. As a result of the foregoing, Mr. Silverman and Mr. Abbe may be deemed to have beneficial ownership (as determined under Section 13(d) of the Securities Exchange of 1934, as amended) of these securities held by IMF. Notwithstanding the foregoing, Mr. Silverman and Mr. Abbe disclaim such beneficial ownership.
(8)	Includes 1,528,299 shares of common stock issuable upon conversion and/or exercise of outstanding secured convertible notes, series E convertible preferred stock and common stock purchase warrants and represents the maximum beneficial ownership percentage pursuant to exercise limitations contained within secured convertible notes, series E convertible preferred stock and common stock purchase warrants owned by this beneficial owner.

(9)	Includes 174,435 shares of common stock issuable upon exercise of outstanding common stock purchase warrants and 80,857 shares of common stock issuable upon conversion of series E convertible preferred stock owned directly by Mr. Honig, Also includes 6,824 shares of common stock, 424,326 shares of common stock issuable upon exercise of outstanding common stock purchase warrants, 38,571 shares of common stock issuable upon conversion of series E convertible preferred stock and 729,364 shares of common stock issuable upon conversion of secured convertible notes owned by GRQ Consultants Inc. 401K (“GRQ”). Mr. Honig has voting and dispositive power over the shares owned by GRQ.
(10)	Represents shares of common stock issuable upon conversion of outstanding secured convertible notes.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about the shares of our common stock that may be issued upon the exercise of options granted to employees under the 2002 Stock Option Plan, which were approved by the Board of Directors, 2006 and 2007 Incentive Stock Plans approved by the Board of Directors and shareholders and the 2014 Equity Incentive Plan approved by the Board of Directors and Shareholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (1)
Equity compensation plan approved by board of directors (1)	12,636	$6.58	-

Equity compensation plan approved by security holders (2)	25,142	$4.19	21,775

Equity compensation plan approved by security holders (3)	41,429	$5.45	13,929

Equity compensation plan approved by security holders (4)	1,080,000	-	2,420,000

Total	1,159,207	$5.23	2,455,704

(1)	We established a nonqualified stock option plan pursuant to which options to acquire a maximum of 59,523 shares of our common stock were reserved for grant (the “2002 Plan”). As of April 30, 2014, included above in the 2002 Plan are 12,636 shares issuable upon exercise of options granted to employees and directors. The 2002 Plan has reached its 10 year term, and therefore, no additional options may be granted thereunder.

(2)	We established the 2006 Incentive Stock Plan, under which 57,142 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. As of April 30, 2014, 25,142 shares were issuable upon exercise of options granted to employees and directors.

(3)	We established the 2007 Incentive Stock Plan, under which 57,142 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. As of April 30, 2014, 41,429 shares were issuable upon exercise of options granted to employees and directors.

(4)	We established the 2014 Equity Incentive Plan, under which 3,500,000 shares of common stock were to be reserved for issuance upon the exercise of stock options, stock awards or restricted stock upon stockholder approval of the 2014 Equity Incentive Plan and an increase in authorized common stock. As of April 30, 2014, options to purchase 1,080,000 shares were granted to employees and directors, however, the exercise of such options was subject to stockholder approval of the 2014 Equity Incentive Plan and an increase in authorized common stock. On July 15, 2014, the stockholders approved the 2014 Equity Incentive Plan, however, the stockholders rejected an increase in authorized common stock. As a result, no shares of common stock are currently reserved for issuance under the 2014 Equity Incentive Plan. Upon an increase in authorized common stock, shares of common stock will be reserved for issuance under the 2014 Equity Incentive Plan and any options granted thereunder can then be exercised.

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

The China Operations earned revenue for contracting services provided to TGG (noncontrolling interest in China operations) and subsidiaries of $274,348 and $1,345,524 for the years ended April 30, 2014 and 2013, respectively. In connection with the revenue earned from TGG of $647,518 for the year ended April 30, 2013, the accounts receivable was settled by the receipt of real estate from TGG which fair value approximates the recorded amount of accounts receivable. Since the transaction was between related parties, the net book value of the real estate of $449,660 was determined as the transfer value of the real estate. The difference between the fair value and transfer value, or $200,766, was booked to noncontrolling interest at April 30, 2013.

The China Operations accounts receivable due from TGG and subsidiaries is $0 and $117,751 as of the years ended April 30, 2014 and 2013, respectively.

As of April 30, 2014, the China Operations had outstanding payables due TGG, totaling $778,573 due on demand, representing interest accrued on former working capital loans from TGG to the China Operations.

 On December 17, 2013, BTX purchased the BTX Software and related intellectual property rights from Divya Thakur and Ilya Subkhankulov in consideration for (i) the assignment of the Contributed Notes and (ii) assumption of a secured promissory note in the principal amount of $500,000, which accrues interest at a rate of 3.32% (the BTX Note). BTX’s obligations under the BTX Note are secured by the assets of BTX pursuant to a Security Agreement.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended April 30, 2014 and 2013, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were $357,713 and $503,077, respectively.

Audit Related Fees. We incurred fees to our independent auditors of $52,614 and $4,901, respectively, for audit related fees during the fiscal years ended April 30, 2014 and 2013. These fees were related to the specific review of certain Company’s transactions during these fiscal years, respectively.

Tax and Other Fees. We did not incur fees to our independent auditors for tax compliance services during the fiscal years ended April 30, 2014 and 2013.

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

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:

3.01	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s registration statement on Form SB-2, filed April 7, 2006.

3.02	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.02 of WPCS International Incorporated’s Current Report on Form 8-K, filed February 26, 2010.

3.03	Certificate of Amendment to the Certificate of Incorporation, as filed with the Delaware Secretary of State on March 4, 2013, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K, filed March 4, 2013.

3.04	Certificate of Amendment to the Certificate of Incorporation, as filed with the Delaware Secretary of State on May 16, 2013 and effective May 28, 2013, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K, filed May 28, 2013.

3.05	Certificate of Designations, Preferences and Rights of the Series E Convertible Preferred Stock of WPCS International Incorporated, filed with the Secretary of State of the State of Delaware on December 17, 2013, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K, filed December 17, 2013.

10.01	2002 Employee Stock Option Plan, incorporated by reference to Exhibit 4.4 of WPCS International Incorporated’s Annual Report on Form 10-KSB, filed August 14, 2003.

10.02	2006 Incentive Stock Plan, incorporated by reference to Exhibit 4.2 of WPCS International Incorporated’s registration statement on Form S-8, filed September 21, 2005.

10.03	2007 Incentive Stock Plan, incorporated by reference to Exhibit A of WPCS International Incorporated’s definitive proxy statement on Schedule 14A, filed August 18, 2006.

10.04	Employment Agreement, effective as of February 1, 2010, by and between WPCS International Incorporated and Joseph Heater, incorporated by reference to Exhibit 10.02 of WPCS International Incorporated’s Current Report on Form 8-K, filed February 16, 2010.

10.05	Second Amendment to Loan and Security Agreement, dated August 31, 2012, by and among WPCS International Incorporated, WPCS International – Suisun City, Inc., WPCS International – Seattle, Inc., WPCS International – Portland, Inc., WPCS International – Hartford, Inc., WPCS International – Lakewood, Inc., WPCS International – Trenton, Inc. and Sovereign Bank, N.A., incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed September 5, 2012.

10.06	Securities Purchase Agreement, dated as of December 4, 2012, by and among WPCS International Incorporated, Hudson Bay Master Fund Ltd., Iroquois Master Fund Ltd., American Capital Management LLC, Bay Capital A.G., GRQ Consultants, Inc. 401K and Richard Molinsky, incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed December 5, 2012.

10.07	Form of Note, incorporated by reference to Exhibit 10.02 of WPCS International Incorporated’s Current Report on Form 8-K filed December 5, 2012.

10.08	Form of Warrant, incorporated by reference to Exhibit 10.03 of WPCS International Incorporated’s Current Report on Form 8-K filed December 5, 2012.

10.09	Form of Security and Pledge Agreement, incorporated by reference to Exhibit 10.04 of WPCS International Incorporated’s Current Report on Form 8-K filed December 5, 2012.

10.10	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.05 of WPCS International Incorporated’s Current Report on Form 8-K filed December 5, 2012.

10.11	Form of Guaranty, incorporated by reference to Exhibit 10.06 of WPCS International Incorporated’s Current Report on Form 8-K filed December 5, 2012.

10.12	Form of Collateral Agency Agreement, incorporated by reference to Exhibit 10.07 of WPCS International Incorporated’s Current Report on Form 8-K filed December 5, 2012.

10.13	Separation Agreement, dated July 24, 2013, by and between WPCS International Incorporated and Andrew Hidalgo, incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed July 24, 2013.

10.14	Form of Letter Agreement, by and between WPCS International Incorporated and Sebastian Giordano, incorporated by reference to Exhibit 10.02 of WPCS International Incorporated’s Current Report on Form 8-K filed July 24, 2013.

10.15	Form of Indemnification Agreement, by and between WPCS International Incorporated and Sebastian Giordano, incorporated by reference to Exhibit 10.03 of WPCS International Incorporated’s Current Report on Form 8-K filed July 24, 2013.

10.16	Securities Purchase Agreement, dated as of September 19, 2013, by and between WPCS Australia Pty Ltd and Turquino Equity LLC, incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed September 25, 2013.

10.17	Form of Amendment, Waiver and Exchange Agreement, incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed October 30, 2013.

10.18	Form of Exchange Warrant, incorporated by reference to Exhibit 10.02 of WPCS International Incorporated’s Current Report on Form 8-K filed October 30, 2013.

10.19	Form of Amendment Agreement, incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed November 5, 2013.

10.20	Amended and Restated Limited Liability Company Agreement of BTX Trader LLC, incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed December 17, 2013.

10.21	Securities Purchase Agreement between BTX Trader LLC and Divya Thakur and Ilya Subkhankulov dated December 17, 2013, incorporated by reference to Exhibit 10.02 of WPCS International Incorporated’s Current Report on Form 8-K filed December 17, 2013.

10.22	Form of Secured Note, incorporated by reference to Exhibit 10.03 of WPCS International Incorporated’s Current Report on Form 8-K filed December 17, 2013.

10.23	Security Agreement between BTX Trader LLC and Divya Thakur and Ilya Subkhankulov, incorporated by reference to Exhibit 10.04 of WPCS International Incorporated’s Current Report on Form 8-K filed December 17, 2013.

10.24	Securities Purchase Agreement dated December 17, 2013, incorporated by reference to Exhibit 10.05 of WPCS International Incorporated’s Current Report on Form 8-K filed December 17, 2013.

10.25	Form of Warrant, incorporated by reference to Exhibit 10.06 of WPCS International Incorporated’s Current Report on Form 8-K filed December 17, 2013.

10.26	Registration Rights Agreement, incorporated by reference to Exhibit 10.07 of WPCS International Incorporated’s Current Report on Form 8-K filed December 17, 2013.

10.27	Employment Agreement between BTX Trader LLC and Divya Thakur dated December 17, 2013, incorporated by reference to Exhibit 10.08 of WPCS International Incorporated’s Current Report on Form 8-K filed December 17, 2013.

10.28	Employment Agreement between BTX Trader LLC and Ilya Subkhankulov dated December 17, 2013, incorporated by reference to Exhibit 10.09 of WPCS International Incorporated’s Current Report on Form 8-K filed December 17, 2013.

10.29	Form of Lockup Agreement, incorporated by reference to Exhibit 10.10 of WPCS International Incorporated’s Current Report on Form 8-K filed December 17, 2013.

10.30	Form of Voting Agreement, incorporated by reference to Exhibit 10.11 of WPCS International Incorporated’s Current Report on Form 8-K filed December 17, 2013.

10.31	Indemnification Agreement between the Company and Divya Thakur dated December 17, 2013, incorporated by reference to Exhibit 10.12 of WPCS International Incorporated’s Current Report on Form 8-K filed December 17, 2013.

10.32	Indemnification Agreement between the Company and Ilya Subkhankulov dated December 17, 2013, incorporated by reference to Exhibit 10.13 of WPCS International Incorporated’s Current Report on Form 8-K filed December 17, 2013.

10.33	Severance Agreement, dated March 31, 2014 by and between WPCS International Incorporated and Joseph Heater, incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed March 31, 2014.

10.34	Asset Purchase Agreement by and among WPCS International Incorporated, WPCS-Seattle and EC Company dated March 31, 2014, incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed April 3, 2014.

10.35	Amendment to the Asset Purchase Agreement by and among WPCS-International Incorporated, WPCS-Seattle and EC Company dated May 30, 2014., incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s Current Report on Form 8-K filed June 3, 2014.

10.36	Amendment Agreement, dated July 28, 2014 by and between WPCS International Incorporated and Joseph Heater, incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed July 29, 2014.

14.01	Code of Ethics and Business Conduct, incorporated by reference to Exhibit 14 of WPCS International Incorporated’s annual report on Form 10-KSB, filed August 14, 2003.

21.01	Subsidiaries of the registrant, incorporated by reference to Exhibit 21.01 of WPCS International Incorporated’s annual report on Form 10-K, filed July 29, 2013.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WPCS INTERNATIONAL INCORPORATED

Date: July 30, 2014	By:	/s/ SEBASTIAN GIORDANO
Sebastian Giordano
Interim Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2014	By:	/s/ JOSEPH HEATER
Joseph Heater
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ CHARLES BENTON	Director	July 30, 2014
Charles Benton

/s/ KEVIN COYLE	Director	July 30, 2014
Kevin Coyle

/s/ NORM DUMBROFF	Director	July 30, 2014
Norm Dumbroff

/s/ EDWARD GILDEA	Director	July 30, 2014
Edward Gildea

/s/ SEBASTIAN GIORDANO	Director	July 30, 2014
Sebastian Giordano

/s/ NEIL HEBENTON	Director	July 30, 2014
Neil Hebenton

