Form 10-Q
period 2014-07-31
WPCS INTERNATIONAL INC
filed 2014-09-23
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended July 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 001-34643

WPCS INTERNATIONAL INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware		98-0204758
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

521 Railroad Avenue Suisun City, California	94585	(707) 421-1300
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

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

As of September 19, 2014, there were 13,913,164 shares of registrant’s common stock outstanding.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2014	2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,318,949	$2,177,070
Accounts receivable, net of allowance of $1,086,000 and $1,034,000 at July 31, 2014 and April 30, 2014, respectively	9,697,262	8,614,396
Costs and estimated earnings in excess of billings on uncompleted contracts	567,186	431,348
Deferred contract costs	1,221,201	1,166,734
Prepaid expenses and other current assets	239,173	217,235
Current assets held for sale	2,972,938	4,001,812
Total current assets	16,016,709	16,608,595

PROPERTY AND EQUIPMENT, net	1,652,387	1,780,520

CAPITALIZED SOFTWARE COSTS, net	2,940,793	3,207,305

OTHER ASSETS	20,675	52,376

OTHER ASSETS HELD FOR SALE	193,339	372,930

Total assets	$20,823,903	$22,021,726

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Continued)

	July 31,	April 30,
	2014	2014
	(Unaudited)

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of loans payable	$37,549	$31,680
Senior secured convertible notes, net of debt discount of $0 and $853,000, respectively	898,338	44,921
Make-whole amount on senior secured convertible notes	1,889,716	-
Accounts payable and accrued expenses	6,121,161	4,956,232
Accrued severance	301,455	1,520,205
Billings in excess of costs and estimated earnings on uncompleted contracts	1,213,690	1,448,563
Due related party	789,710	778,573
Other payable to Zurich	1,533,757	1,533,757
Short-term bank loan	3,240,700	3,195,000
Income taxes payable	9,731	30,855
Dividend payable	74,487	72,034
Current liabilities held for sale	1,415,351	1,886,019
Total current liabilities	17,525,645	15,497,839

Loans payable, net of current portion	61,227	56,537
Secured promissory note, related parties	500,000	500,000

Total liabilities	18,086,872	16,054,376

COMMITMENTS AND CONTINGENCIES

EQUITY:

WPCS EQUITY:
Preferred stock - 5,000,000 shares authorized, 2,438 shares of Series E Convertible Preferred Stock issued with $1,000 stated value, and liquidation preference of $5,617,000	2,438,000	2,438,000
Common stock - $0.0001 par value, 14,285,714 shares authorized, 13,913,164 shares issued and outstanding as of July 31, 2014 and April 30, 2014	1,391	1,391
Additional paid-in capital	66,672,106	66,672,106
Accumulated deficit	(67,534,540)	(65,222,355)
Accumulated other comprehensive income on foreign currency translation	358,274	1,232,003

Total WPCS equity	1,935,231	5,121,145

Noncontrolling interest	801,800	846,205
Total equity	2,737,031	5,967,350

Total liabilities and equity	$20,823,903	$22,021,726

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	July 31,
	2014	2013

REVENUE	$6,770,884	$4,255,743

COSTS AND EXPENSES:
Cost of revenue	5,293,104	3,154,715
Selling, general and administrative expenses	1,360,814	1,412,132
Severance expense	-	1,474,277
Depreciation and amortization	442,545	200,348

	7,096,463	6,241,472

OPERATING LOSS	(325,579)	(1,985,729)

OTHER EXPENSE (INCOME):
Interest expense	2,901,396	1,159,493
Change in fair value of derivative liabilities	-	3,041,905
Other expenses	7,500	-

Loss from continuing operations before income tax provision	(3,234,475)	(6,187,127)

Income tax provision	-	24,151

LOSS FROM CONTINUING OPERATIONS	(3,234,475)	(6,211,278)

Discontinued operations:
Income from discontinued operations	148,861	339,952
Gain on sale of Australia operations	798,896	-

Income from discontinued operations, net of tax	947,757	339,952

CONSOLIDATED NET LOSS	(2,286,718)	(5,871,326)

Net (loss) income attributable to noncontrolling interest	(49,020)	21,744

NET LOSS ATTRIBUTABLE TO WPCS	(2,237,698)	(5,893,070)

Dividend declared on preferred stock	(74,487)	-

NET LOSS ATTRIBUTABLE TO WPCS COMMON SHAREHOLDERS	$(2,312,185)	$(5,893,070)

Basic and diluted net loss attributable to WPCS common shareholders:
Loss from continuing operations	$(0.23)	$(6.21)
Income from discontinued operations	$0.01	$0.34
Gain from disposal	$0.06	$-
Basic and diluted net income from discontinued operations	$0.07	$0.34
Basic and diluted net loss per common share attributable to WPCS	$(0.17)	$(5.89)

Basic and diluted weighted average number of common shares outstanding	13,913,164	1,000,624

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	July 31,
	2014	2013
Consolidated net loss	$(2,286,718)	$(5,871,326)
Other comprehensive loss
Foreign currency translation adjustments	(7,010)	(225,801)
Reclassification adjustments of other comprehensive loss on sale of Australia operations	(866,719)	-
Other comprehensive loss	(873,729)	(225,801)

Comprehensive loss	(3,160,447)	(6,097,127)
Less: comprehensive (loss) income attributable to noncontrolling interest	(44,405)	26,491
Comprehensive loss attributable to WPCS shareholders	$(3,116,042)	$(6,123,618)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(Unaudited)

							Accumulated
					Additional		Other		Non-
	Preferred Stock		Common Stock		Paid0In	Accumulated	Comprehensive	WPCS	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity(Deficit)	Interest	Equity(Deficit)

BALANCE, April 30, 2014	2,438	2,438,000	13,913,164	1,391	66,672,106	(65,222,355)	1,232,003	5,121,145	846,205	5,967,350

Dividend declared on Series E preferred stock	-	-	-	-	-	(74,487)	-	(74,487)	-	(74,487)

Other comprehensive loss	-	-	-	-	-	-	(7,010)	(7,010)	4,615	(2,395)

Reclassification adjustments of other comprehensive loss on sale of Australia operations	-	-	-	-	-	-	(866,719)	(866,719)	-	(866,719)

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	-	-	(49,020)	(49,020)

Net loss attributable to WPCS	-	-	-	-	-	(2,237,698)		(2,237,698)	-	(2,237,698)

BALANCE, July 31, 2014	2,438	$2,438,000	13,913,164	$1,391	$66,672,106	$(67,534,540)	$358,274	$1,935,231	$801,800	$2,737,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	July 31,
	2014	2013
OPERATING ACTIVITIES :
Consolidated net loss from continuing operations	$(3,234,475)	$(6,233,022)
Less: net income (loss) attributable to noncontrolling interests	(49,020)	21,744
Net loss attributable to WPCS	(3,185,455)	(6,211,278)
Consolidated net income from discontinued operations	947,757	339,952
Adjustments to reconcile consolidated net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	442,545	200,348
Amortization of notes discount	853,417	1,032,741
make-whole amount	1,889,716	-
Gain on sale of Australia operations	(798,896)	-
Stock-based compensation	-	21,371
Change in the fair value of derivative liabilities	-	3,041,905
Provision for doubtful accounts	-	(2,465)
Amortization of debt issuance costs	-	40,549
Gain on sale of fixed assets	-	(3,892)
Changes in operating assets and liabilities:
Restricted cash	-	1,213,424
Accounts receivable	(1,837,261)	(507,627)
Costs and estimated earnings in excess of billings on uncompleted contracts	(169,500)	(160,805)
Deferred contract costs	(53,538)	38,001
Current assets held for sale	1,028,874	(1,477,022)
Prepaid expenses and other current assets	(60,539)	(99,851)
Other assets	15,825	(22,751)
Other assets held for sale	179,591	83,887
Income taxes payable	(21,124)	19,342
Accounts payable and accrued expenses	2,011,957	342,451
Current liabilities held for sale	(470,668)	974,020
Accrued severance expense	(1,218,750)	1,462,500
Billings in excess of costs and estimated earnings on uncompleted contracts	(182,441)	(155,594)
Deferred revenue	-	162,930
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(628,490)	332,136

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(159,384)	-
Addition on acquisition of BTX software	(833)	-
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(160,217)	-

FINANCING ACTIVITIES:
Borrowings (repayments) under loans payable, net	10,559	(14,791)
Repayments under other payable	-	(157,000)
Dividend paid on preferred stock	(72,034)	-
NET CASH USED IN FINANCING ACTIVITIES	(61,475)	(171,791)

Effect of exchange rate changes on cash	(7,939)	(59,063)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(858,121)	101,282
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	2,177,070	1,410,223
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,318,949	$1,511,505

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Declaration on preferred dividend payable	$74,487	$-
Settlement of severance obligation and sale of Australia	$970,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND LIQUIDITY

Basis of Presentation and Recent Developments

The accompanying unaudited condensed consolidated financial statements include the accounts of WPCS International Incorporated (WPCS) and its wholly and majority-owned subsidiaries, as follows, collectively referred to as “we”, “us” or the "Company". United States-based subsidiaries include WPCS Incorporated, WPCS International - Suisun City, Inc. (Suisun City Operations), WPCS International - Lakewood, Inc. (Lakewood Operations), WPCS International - Hartford, Inc. (Hartford Operations), WPCS International - Trenton, Inc. (Trenton Operations), WPCS International - Seattle, Inc. (Seattle Operations), WPCS International - Portland, Inc. (Portland Operations) and BTX Trader, LLC (BTX). International operations include WPCS Asia Limited, 60% of Taian AGS Pipeline Construction Co. Ltd. (China Operations), WPCS Australia Pty Ltd. and WPCS International - Brendale, Pty Ltd. (collectively, Australia Operations).

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q of Article 10 of Regulation S-X and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2014 included in the Company’s Annual Report on Form 10-K, filed on July 30, 2014. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of condensed consolidated financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended July 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2015. The amounts for the April 30, 2014 consolidated balance sheet have been extracted from the audited consolidated financial statements included in Form 10-K for the year ended April 30, 2014. All material intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications associated with the discontinued operations of Seattle and Australia have been made to the prior periods financial information in order to conform to the current period’s presentation. The reclassifications had no impact on previously reported net loss or stockholders’ equity.

The Company specializes in contracting services for communications infrastructure and the development of a digital currency trading platform.

Recent Developments

Australia

On July 30, 2014, the Company entered into a waiver agreement (the “Waiver”) with holders (“Holders”) of a majority of the outstanding senior secured convertible notes (“Notes”) and warrants that were sold pursuant to a securities purchase agreement dated December 4, 2012 (Purchase Agreement). The Notes are secured by a first priority lien on the assets of the Company and subsidiaries pursuant to a security and pledge agreement (the “Security Agreement”) dated December 4, 2012 by the Company and subsidiaries in favor of Worldwide Stock Transfer LLC (the “Collateral Agent”), in its capacity as collateral agent for the Holders. As a result of the Waiver, the Collateral Agent released the stock of The Pride Group (QLD) Pty Ltd. (“Pride”), a wholly-owned subsidiary of the Company, from collateral pursuant to the Security Agreement.

On July 31, 2014 (the “Closing Date”), the Company completed the sale of Pride to Turquino Equity LLC, a limited liability company (“Turquino”), whose managing member is Andrew Hidalgo (“Hidalgo”), former Chairman and Chief Executive Officer of the Company. The closing of the sale was pursuant to the Securities Purchase Agreement, dated September 19, 2013, by and between WPCS Australia Pty Ltd (“WPCS Australia”), a wholly-owned subsidiary of the Company, and Turquino (the “Agreement”).

Pursuant to the Agreement, WPCS Australia agreed to sell 100% of the shares of Pride to Turquino for $1,400,000 (“Purchase Price”), which Purchase Price was subject to adjustment based on the net tangible asset value (“NTAV”) of Pride on the Closing Date. In the event that the NTAV was less than AUD$1.4 million on the Closing Date, WPCS Australia was required to pay Turquino an amount equal to the shortfall between the NTAV as of the Closing Date and AUD$1.4 million. At the closing, the Purchase Price was to be settled by applying the net after tax severance balance due Hidalgo under his separation agreement, dated July 24, 2013 by and between Hidalgo and the Company (the “Severance Agreement”), as payment towards the Purchase Price.

Pursuant to a letter agreement, dated July 31, 2014, by and between WPCS Australia and Turquino (the “Letter Agreement”), the parties agreed that the NTAV of Pride on the Closing Date was $970,000. By the Letter Agreement, Hidalgo agreed to reduce the total severance owed to him under the Severance Agreement by $168,000, which reduced the total severance due Hidalgo to $970,000, the NTAV of Pride on the Closing Date. As a result, the Company was not required to make any further payment to Hidalgo pursuant to the Severance Agreement.

WPCS International - Seattle, Inc.

On August 15, 2014, the Company reconvened a special meeting of stockholders, at which the Company’s stockholders approved the proposal to approve the sale of substantially all of the assets of the Seattle Operations. The closing of the transaction is subject to completion of other closing conditions, including obtaining the consent from the Holders to release the assets of the Seattle Operations from the Security Agreement.

NASDAQ Listing Requirements

On September 3, 2014, the Company received a letter from the Staff of the Listing Qualifications Department of The NASDAQ Stock Market LLC (“NASDAQ”) informing the Company that the Company regained compliance with NASDAQ Listing Rule 5550(a)(2) as for the prior 10 consecutive business days, the closing bid price of the Company’s common stock was $1.00 per share or greater.

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended July 31, 2014, the Company incurred losses from continuing operations of $3,234,000 and had a condensed consolidated net loss of $2,312,000. At July 31, 2014, the Company had a working capital deficiency of approximately $1,509,000, which consisted of current assets of approximately $16,017,000 and current liabilities of $17,526,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations. Management’s plans are to continue to raise additional funds through the sales of debt or equity securities or sales of assets. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable

Accounts receivable are due within contractual payment terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Credit is extended based on evaluation of a customer's financial condition. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Included in the accounts receivable is retainage receivable of $1,073,000 and $635,000 at July 31, 2014 and April 30, 2014, respectively, such amounts are anticipated to be collected within the next fiscal year.

Approximately $4,259,000 of account receivables are associated with our China Operations, of which approximately $178,000 is aged longer than one (1) year, and it is expected that the remaining balance will be collected between six (6) to twelve (12) months.

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

The Company records revenue and profit from short-term contracts for the China Operations under the completed contract method, whereas income is recognized only when a contract is completed or substantially completed. Accordingly, during the period of performance, billings and deferred contract costs are accumulated on the consolidated balance sheets as deferred contract costs, but no revenue or income is recorded before completion or substantial completion of the work. The Company’s decision is based on the short-term nature of the work performed. Deferred contract costs include equipment lease deposits to the third party vendors of approximately $766,000 and $748,000 as of July 31, 2014 and April 30, 2014, respectively.

The Company also recognizes certain revenue from short-term contracts when the services have been provided to the customer. For maintenance contracts, revenue is recognized ratably over the service period.

Recently Issued Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2014 Annual Report.

NOTE 3 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

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

The following were excluded from the computation of diluted shares outstanding due to the losses from continuing operations for the three months ended July 31, 2014 and 2013, as they would have had an anti-dilutive impact on the Company’s net loss. Below is a tabulation of the potentially dilutive securities that were “in the money” for the three months ended July 31, 2014 and 2013, respectively.

	Three months ended
	July 31,
	2014			2013
Common stock equivalents:
Stock options	79,207			116,279
Series E preferred stock	696,571	*		-
Senior secured convertible notes	36,166,907	*	(1)	1,581,355
Stock warrants	3,774,796	*		2,274,796

Totals	40,717,481			3,972,430

* These diluted shares are non-exercisable/convertible until there are enough authorized shares.

(1) The Company and the Holders are currently reviewing the Notes and are seeking to resolve the number of shares of the Company’s common stock the Make-Whole Amount would be convertible into.

NOTE 4 – CAPITALIZED SOFTWARE

The Company’s intangible assets with finite lives consist of its capitalized BTX software costs, with estimated remaining economic useful lives of 3 years. For all periods presented, the Company’s identifiable intangible assets were subject to amortization. The gross carrying amounts and accumulated amortization related to the acquired intangible assets as of July 31, 2014 are as follows:

Capitalized Software at April 30, 2014, net	$3,207,305
Additions acquired	833
Less: amortization expense	267,345
Capitalized Software at July 31, 2014, net	$2,940,793

The Company incurred amortization expense associated with its finite-lived intangible assets of $267,000 and $0 for the three months ended July 31, 2014 and 2013, respectively.

The remaining amortization period of the Company’s capitalized software is approximately 2.75 years. Future amortization of all capitalized software is as follows:

BTX Capitalized Software
Nine Months Ended April 30, 2015	$802,035
Year Ended April 30, 2016	1,069,379
Year Ended April 30, 2017	1,069,379
Total	$2,940,793

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Costs and estimated earnings on uncompleted contracts consist of the following at July 31, 2014 and April 30, 2014:

	July 31, 2014	April 30, 2014

Costs incurred on uncompleted contracts	$17,822,248	$14,457,907
Estimated contract earnings	4,060,106	3,291,077
	21,882,354	17,748,984
Less: Billings to date	22,528,858	18,766,199
Total	$(646,504)	$(1,017,215)

	July 31, 2014	April 30, 2014

Costs and estimated earnings in excess of billings on uncompleted contracts	$567,186	$431,348
Billings in excess of cost and estimated earnings on uncompleted contracts	1,213,690	1,448,563
Total	$(646,504)	$(1,017,215)

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

NOTE 6 – SENIOR SECURED CONVERTIBLE NOTES

Initial Proceeds from Issuance

On December 4, 2012, the Company entered into a Securities Purchase Agreement with the Holders, pursuant to which, the Company sold an aggregate of (i) $4,000,000 principal amount of Notes and (ii) warrants (the Warrants) to purchase 2,275,000 shares of the Company’s common stock, to the Holders for aggregate gross proceeds of $4,000,000 (the Financing). In connection with the Financing, (i) the Company entered into a registration rights agreement with the Holders (the Registration Rights Agreement), (ii) the Company and its subsidiaries entered into the Security Agreement, and (iii) subsidiaries of the Company entered into a guaranty in favor of the Collateral Agent for the Holders (the Guaranty). The Closing Date of the Financing was December 5, 2012.

Pursuant to the terms of the Notes, the Company deposited the initial funds received from the Financing, minus $2,179,000 (Initial Lending Amount), which went into the Lockbox Account controlled by the Collateral Agent, as collateral agent on behalf of the Holders. The Company used the Initial Lending Amount to repay the existing loan of $2,000,000, plus $79,000 of interest accrued and fees and expenses to Sovereign Bank, N.A., which credit agreement was terminated in connection with the Notes, and $100,000 for Holder legal fees in connection with the Notes. The Notes contain certain customary representations and warranties, affirmative and negative covenants, and events of default. The principal financial covenant is that the Company shall maintain a current ratio of not less than 0.6 to 1.0 as of the last calendar day of each month. As of July 31, 2014, the Company is in compliance with the financial covenants.

Amendment, Waiver and Exchange Agreement

On October 25, 2013, the Company entered into an Amendment, Waiver and Exchange Agreement (Amendment) with the Holders that amended the conversion features of the Warrants and Notes. Pursuant to the Amendment, the Holders exchanged 155,000 of their Warrants for 39,000 shares of common stock (the Shares) and warrants to purchase 155,000 shares of common stock (Exchange Warrants). Effectively, for every four Warrants surrendered, the Holder received a unit of four Exchange Warrants and one share of common stock. It was determined that the Black-Scholes value of one Warrant being exchanged was equal to $1.83, resulting in four Warrants being equal to $7.32 and the parties valued the unit at a price of $7.52. As a result, the shares of common stock issued were calculated at $0.20, and by the operation of the terms of the Notes, the conversion price of the Notes automatically adjusted to $0.20. The Exchange Warrants are exercisable for a period of five years from the date of issuance of the original Warrants at an initial exercise price of $2.15 per share. The exercise price will only adjust in the event of any future stock splits or dividends.

Pursuant to the Amendment, the Holders permanently waived, effective as of October 24, 2013, various provisions of the remaining 2,120,000 Warrants, including the anti-dilution protection from the issuance of securities at a price lower than the exercise price, the adjustment to market price on the first anniversary of the date of issuance of the Warrants and the Black-Scholes valuation upon the occurrence of a Fundamental Transaction (as defined in the Warrants). As a result of these waivers, the exercise price of the Warrants will only adjust in the event of any future stock splits or dividends. The Exercise Price of the Warrants remains at $2.15 per share. The Amendment resulted in 2,120,000 Warrants and 155,000 Exchange Warrants having the same terms, conditions and rights.

Further, the Holders agreed to waive any defaults through February 28, 2014 relating to the failure of the Company to have enough authorized shares of common stock available for issuance upon conversion of the Notes and/or exercise of the Warrants.

Amendment to Notes

Effective October 31, 2013, the Company entered into an amendment agreement (the Note Amendment) with the Holders. The Note Amendment eliminated certain features of the Notes which would otherwise result in substantial accounting charges to the Company. Pursuant to the Note Amendment, the Holders permanently waived various provisions of the Notes, including the adjustment to the conversion price under a Fundamental Transaction (as defined in the Notes), the anti-dilution protection from the issuance of securities at a price lower than the current exercise price and the adjustment to market price on the first anniversary of the date of issuance of the Notes. As a result of these waivers, the conversion price of the Notes will only adjust in the event of any future stock splits or dividends.

Further, the Holders waived certain events of default that had occurred under the Notes as more fully described as follows. Pursuant to the terms of the Notes, an event of default occurs when the Company’s common stock is suspended or threatened with suspension from trading on The NASDAQ Capital Market (or an equivalent market). On October 7, 2013, the Company received a notice from the Staff of the Listing Qualifications Department of The NASDAQ Stock Market LLC (NASDAQ) indicating that the Company’s common stock would be subject to delisting from The NASDAQ Capital Market on October 16, 2013 due to the Company’s non-compliance with the applicable $2.5 million stockholders’ equity requirement, as set forth in Listing Rule 5550(b) (1). As a result of the notice from NASDAQ, an event of default occurred under the Notes, which was waived by the Holders pursuant to the Note Amendment.

Prior to the Note Amendment, if an event of default existed under the Notes, the Holders would have been entitled to redeem $3,400,000 in aggregate principal and interest of the Notes for a make-whole amount equal to the greater of 125% of (x) the deemed value of the shares of common stock underlying the Note (the Intrinsic Value) and (y) the outstanding principal and unpaid interest under the Notes (the Base Value). The Note Amendment reduces and fixes the event of default make-whole amount by eliminating the Intrinsic Value calculation and modifying the Base Value calculation and interest rate to more accurately make-whole the holders of the Notes from the loss of interest from an early redemption of the Notes and the decreased value of the Notes without such Intrinsic Value rights. As revised, the event of default redemption amount (“Make-Whole Amount”) equals the sum of the Conversion Amount (as defined in the Notes) to be redeemed, plus a make-whole amount equal to the amount of any interest that, but for any redemption of the Notes on such given date, would have accrued with respect to the Conversion Amount being redeemed under the Notes at the interest rate then in effect for the period from such given date through October 31, 2023, the amended maturity date of the Notes, discounted to the present value of such interest using a discount rate of 2.5% per annum. As a result, the fixed value of the event of default make-whole amount was approximately $10,900,000 at the time of the Note Amendment. As a result of Note conversions during the current fiscal year, the value of the event of default make-whole amount was approximately $2,800,000 as of April 30, 2014. No Holder has exercised its right of redemption as a result of the events of default discussed above. In addition, the interest rate of the Notes was amended to 15% per annum, subject to increase to 25% per annum if an event of default occurs and is continuing.

As a result of the significant modifications of the Notes, the Company determined that the Notes were extinguished and new Notes were issued. In connection with this modification, the Company compared the present value of the beneficial conversion features of the Notes to the new Notes. The Company determined that the present value of the new Notes exceeded the present value of the old Notes by more than 10%, which resulted in the application of extinguishment accounting. The modification of the Note resulted in the debt instruments being exchanged with substantially different terms and extinguishment accounting was applied resulting in a loss on extinguishment of debt for the unamortized discount related to the Notes of $1,299,000. In addition, the Company recorded a new beneficial conversion feature and associated debt discount of $3,400,000 related to the proceeds of the new Notes based on the fixed conversion rate of $0.20 and the fair market value of the common stock at the amendment date.

Prior to the Note Amendment, $594,000 of Notes was converted into 276,000 shares of the Company’s common stock. In addition, $6,000 of Notes was redeemed for cash at the request of a Holder.

During the year ended April 30, 2014, $2,502,000 of Notes was converted into 12,508,000 shares of the Company’s Common Stock, resulting in the accelerated write-off of unamortized debt discount of $2,502,000 and included in interest expense. In addition, $19,000 of accrued interest on Notes was converted into 96,000 shares of the Company’s common stock.

In connection with the Amendment, the Company reserved an aggregate of 12,867,000 shares of common stock for issuance in connection with the conversion of the Notes, Warrants, and/or Exchange Warrants of the Holders (the Share Reserve Allocation). As of April 30, 2014, the Holders have converted Notes up to the Share Reserve Allocation. Until such time as the Company has increased its number of authorized shares, pursuant to stockholder approval, merger or otherwise, the Company shall not be required to reserve more than the Share Reserve Allocation, and the Holders shall not be entitled to convert and/or exercise, as applicable, the Note, the Warrants, and/or the Exchange Warrants, since they have already converted Notes up to the Share Reserve Allocation.

For the three months period ended July 31, 2014, the Company recorded $853,000 amortization of debt discount on the Notes.

Following the Note Amendment, the Notes consisted of the following as of July 31, 2014:

	Notes	Debt Discount	Total
Beginning balance as of April 30, 2014 - Senior secured convertible notes, interest at 4% per annum to maturity June 5, 2014	898,334	(853,431)	44,903
Amortization of debt discount, Notes	-	853,431	853,431
July 31, 2014	$898,334	$-	$898,334

Events of Default under the Notes

Pursuant to the terms of the Notes, an event of default occurs when our common stock is suspended or threatened with suspension from trading on The NASDAQ Capital Market (or an equivalent market) (“Event of Default”). As a result of the separate notices received by the Company from NASDAQ as described above, as well as the Company’s failure to obtain an increase in authorized common stock by February 28, 2014, Events of Default occurred under the Notes.

As a result of each of the Events of Default, the Holders have the right to require the Company to redeem the Notes equal to the Conversion Amount (as defined in the Notes) to be redeemed, plus a make-whole amount equal to the amount of any interest that, but for any redemption of the Notes on such given date, would have accrued with respect to the Conversion Amount being redeemed under the Notes at the interest rate then in effect for the period from such given date through October 31, 2023, the amended maturity date of the Notes, discounted to the present value of such interest using a discount rate of 2.5% per annum. Currently, the principal amount of Notes outstanding is $898,000 and the interest rate on the Notes was increased to 25% per annum effective March 1, 2014.

During August 2014, Holders requested that the make-whole amounts be redeemed. As of a result of this request and the Event of Default under the Notes, the Company recorded an addition $1,890,000 liability relating to the present value of the make-whole amount with an offsetting amount to interest expense as of July 31, 2014. If the Holders elects to convert (only after there are enough authorized shares) the make-whole amounts and principal payments, the Company will issue 36,166,907 shares of common stock. The Company and the Holders are currently reviewing the Notes and are seeking to resolve the number of shares of the Company’s common stock the Make-Whole Amount would be convertible into.

Registration Rights of the Shares Issuable Upon Conversion of the Notes

The Company agreed to file a registration statement with the SEC, within 30 days following receipt of a request from a Holder (or 45 days with respect to an underwritten offering), covering such shares of common stock issuable upon conversion of the Notes or exercise of the Warrants, as requested by the Holders, and have such registration statement declared effective by the SEC within 90 days thereafter. The Company also agreed to notify the Holders if the Company at any time proposes to register any of its securities under the Securities Act of 1933, as amended, and of such Holders right to participate in such registration. In connection with the conversion described above, no request has been received from a Holder to register such shares.

If the Company fails to comply with the registration statement filing, effective date or maintenance date filing requirements, it is required to pay the Buyers a registration delay payment in cash equal to 2% of the Buyer’s original principal amount stated on such Investors’ Note as of the Closing Date on the date of each failure, and on every thirty (30) day anniversary of the respective failures (Registration Delay Payment). Notwithstanding the foregoing, in no event shall the aggregate amount of Registration Delay Payments exceed 10% of such Investor’s original principal amount stated on the New Notes on the Closing Date. The Company accounts for such Registration Delay Payments as contingent liabilities. Accordingly, the Company recognizes such damages when it becomes probable that they will be incurred and amounts are reasonably estimable. No Holders have submitted a request for a registration statement as of the date of this filing.

Holders Security Interests and Guarantees

Pursuant to the Guaranty, subsidiaries of the Company guaranteed to the collateral agent, for the benefit of the Holders, the punctual payment, as and when due and payable, of all amounts owed by the Company in respect of the Purchase Agreement, the Notes and the other transaction documents executed in connection with the Purchase Agreement.

Pursuant to the Security Agreement, the Company and its subsidiaries granted, in favor of the collateral agent for the Holders, a continuing security interest in all personal property and assets of the Company and its subsidiaries, as collateral security for the obligations of the Company and its subsidiaries under the Purchase Agreement, the Notes, the Guaranty and the other transaction documents.

In connection with the BTX purchase agreement, the Company agreed to waive any rights to compel the redemption of the Notes. The Holders agreed to restrict their ability to convert the Notes and/or exercise the Warrants and Exchange Warrants and receive shares of the Company’s common stock such that the number of shares of common stock held by the Holder in the aggregate and its affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of the Company’s common stock.

NOTE 7 – OTHER DEBT

Short-Term Bank Loan

China Operations has a short-term bank loan of $3,195,000 with the Bank of China (the Short-Term Bank Loan) with an interest rate of 7.38% due quarterly. The Short-Term Bank Loan matured on August 1, 2014, and is secured by the assets of TGG. The Company has entered into a new agreement to extend the maturity dated for another year.

Due Related Party

As of July 31, 2014, the China Operations had outstanding payables due to a related party, TGG, totaling $790,000 due on demand, representing interest accrued on former working capital loans from TGG to the China Operations.

Loans Payable and Secured Promissory Note

The Company’s long-term debt also consists of notes issued by the Company or assumed in acquisitions related to the purchase of property and equipment in the ordinary course of business. A summary table of loans payable and secured promissory note is as follows:

	Principal	Interest	Due Date
Loans payable	$61,227	0-9%	Various through
Secured promissory note	$500,000	3-9%	2017

NOTE 8 - NONCONTROLLING INTEREST

The Company presents the 40% non-controlling interests associated with the China Operations as a component of equity, with changes in the Company’s ownership interest while it retains its controlling interest will be accounted for as an equity transaction, and upon a loss of control, retained ownership interest will be re-measured at fair value, with any gain or loss recognized in earnings. Income and losses attributable to the noncontrolling interests associated with the China Operations are presented separately in the Company’s financial statements.

Noncontrolling interest as of July 31, 2014 consists of the following:

July 31, 2014
Balance, beginning of period	$846,205

Net (loss) income attributable to noncontrolling interest	(49,020)

Other comprehensive income (loss) attributable to noncontrolling interest	4,615

Balance, end of period	$801,800

NOTE 9 - RELATED PARTY TRANSACTIONS

The China Operations earned revenue for contracting services provided to TGG (noncontrolling interest in China Operations) and subsidiaries of $706,000 for the three months ended July 31, 2014. The China Operations accounts receivable due from TGG and subsidiaries was $0 and $0 as of July 31, 2014 and April 30, 2014, respectively.

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

As part of the acquisition of the BTX Software and the expected addition of a related new line of business, we have reorganized the operating segments to correspond to the primary service lines: communications infrastructure contracting services and virtual currency trading platform. Accordingly, the Company has reclassified the reporting of its segment results under these two reporting segments in this Form 10-Q for the three months ended July 31, 2014 and 2013.

The segment information presented below contains the operating results for the continuing operations only. Segment results for the three months ended July 31, 2014 and 2013 are as follows:

	For the three months ended July 31, 2014
		Contracting
	Corporate	Services	Virtual Currencies	Total

Revenue	$-	$6,770,792	$92	$6,770,884

Depreciation and amortization	$289	$173,681	$268,575	$442,545

(Loss) income before income taxes from continuing operations	$(3,332,418)	$562,367	$(464,424)	$(3,234,475)

Total assets	$4,617,498	$9,559,977	$3,480,151	$17,657,626

Additions of property and equipment	$-	$159,384	$-	$159,384

	For the three months ended July 31, 2013
		Contracting
	Corporate	Services	Virtual Currencies	Total

Revenue	$-	$4,255,743	$-	$4,255,743

Depreciation and amortization	$4,073	$196,275	$-	$200,348

(Loss) income before income taxes from continuing operations	$(6,449,940)	$262,813	$-	$(6,187,127)

Total assets	$1,148,571	$12,451,479	$-	$13,600,050

Additions of property and equipment	$-	$91,384	$-	$91,384

As of and for the three months ended July 31, 2014 and 2013, the contracting services segment includes approximately $706,000 (10.4%) and $873,000 (20.5%), respectively in revenue and approximately $6,125,195 at July 31, 2014 of total assets held in China related to the Company 60% interest in the China Operations.

NOTE 11 - DISCONTINUED OPERATIONS

Australia Operations

On July 30, 2014, the Company entered into the Waiver with the Holder of a majority of the Notes and Warrants. The Notes are secured by a first priority lien on the assets of the Company and subsidiaries pursuant to the Security Agreement by the Company and subsidiaries in favor of the Collateral Agent. As a result of the Waiver, the Collateral Agent released the stock of Pride from collateral pursuant to the Security Agreement.

On the Closing Date, the Company completed the sale of Pride to Turquino, whose managing member is Hidalgo, former Chairman and Chief Executive Officer of the Company. The closing of the sale was pursuant to the Agreement.

Pursuant to the Agreement, WPCS Australia agreed to sell 100% of the shares of Pride to Turquino for the Purchase Price, which Purchase Price was subject to adjustment based on the NTAV of Pride on the Closing Date. In the event that the NTAV was less than AUD$1.4 million on the Closing Date, WPCS Australia was required to pay Turquino an amount equal to the shortfall between the NTAV as of the Closing Date and AUD$1.4 million. At the closing, the Purchase Price was to be settled by applying the net after tax severance balance due Hidalgo under the Severance Agreement, as payment towards the Purchase Price.

Pursuant to the Letter Agreement, the parties agreed that the NTAV of Pride on the Closing Date was $970,000. By the Letter Agreement, Hidalgo agreed to reduce the total severance owed to him under the Severance Agreement by $168,000, which reduced the total severance due Hidalgo to $970,000, the NTAV of Pride on the Closing Date. As a result, the Company was not required to make any further payment to Hidalgo pursuant to the Severance Agreement.

The gain on sale of Australia is as follows:

Purchase price	$970,010

Net assets before accumulative other comprehensive income	1,037,833
Accumulative other comprehensive income	(866,719)

Gain on sale of Australia	$798,896

WPCS International - Seattle, Inc.

On August 15, 2014, the Company reconvened a special meeting of stockholders, at which the Company’s stockholders approved the proposal to approve the sale of substantially all of the assets of the Seattle Operations.

The Company has reported the financial activity of these two operations as discontinued operations for all periods presented. The following is a summary of the operating results for the discontinued operations is as follows:

	Three months ended
	July 31,
	2014	2013

REVENUE	$3,270,074	$5,456,345

COSTS AND EXPENSES:
Cost of revenue	2,330,901	3,994,779
Selling, general and administrative expenses	739,423	1,032,679
Depreciation and amortization	49,884	91,141
	3,120,208	5,118,599

OPERATING INCOME FROM DISCONTINUED OPERATIONS	149,866	337,746

Interest expense	1,005	564
Interest income	-	(2,770)

Income from discontinued operations	148,861	339,952

Gain on sale of Australia	798,896	-

TOTAL INCOME FROM DISCONTINUED OPERATIONS	$947,757	$339,952

The following table summarizes the assets and liabilities held for sale for the Seattle operations as of July 31, 2014 and April 30, 2014:

	July 31, 2014	April 30, 2014
ASSETS

CURRENT ASSETS:

Accounts receivable, net of allowance	$2,651,576	$3,351,881
Costs and estimated earnings in excess of billings on uncompleted contracts	318,215	616,858
Prepaid expenses and other current assets	3,147	33,073
Total current assets held for sale	2,972,938	4,001,812

PROPERTY AND EQUIPMENT, net	179,339	342,884

OTHER ASSETS	14,000	30,046
Total other assets held for sale	193,339	372,930

Total assets held for sale	$3,166,277	$4,374,742

LIABILITIES
Current portion of loans payable	$27,218	$26,921
Accounts payable and accrued expenses	867,900	1,425,586
Billings in excess of costs and estimated earnings on uncompleted contracts	438,727	345,108
Total current liabilities held for sale	1,333,845	1,797,615

Loans payable, net of current portion	81,506	88,404
Total liabilities	$1,415,351	$1,886,019

NOTE 12 - SUBSEQUENT EVENT

The Company evaluated all events or transaction that occurred after July 31, 2014 up through date the Company issued these financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We offer low voltage communication infrastructure in the public services, healthcare, energy and corporate enterprise markets with 240 employees in five (5) operations centers on three continents. In addition, we have developed a digital currency trading platform for the trading of digital currencies.

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

For the three months ended July 31, 2014, we generated revenues from continuing operations of approximately $6.8 million, compared to $4.3 million for the three months ended July 31, 2013. Our backlog at July 31, 2014 was approximately $19.8 million.

Results of Operations for the Three Months Ended July 31, 2014 Compared to the Three Months Ended July 31, 2013

Consolidated results for the three months ended July 31, 2014 and 2013 were as follows.

	Three months ended
	July 31,
	2014		2013

REVENUE	$6,770,884	100.0%	$4,255,743	100.0%

COSTS AND EXPENSES:
Cost of revenue	5,293,104	78.2%	3,154,715	74.1%
Selling, general and administrative expenses	1,360,814	20.1%	1,412,132	33.2%
Severance expense	-	0.0%	1,474,277	34.6%
Depreciation and amortization	442,545	6.5%	200,348	4.7%
Total costs and expenses	7,096,463	104.8%	6,241,472	146.7%

OPERATING LOSS	(325,579)	-4.8%	(1,985,729)	-46.7%

OTHER EXPENSE (INCOME):
Interest expense	2,901,396	42.9%	1,159,493	27.2%
Change in fair value of derivative liabilities	-	-	3,041,905	71.5%
Other expenses	7,500	0.1%	-	-

Loss from continuing operations before income tax provision	(3,234,475)	-47.8%	(6,187,127)	-145.4%

Income tax provision	-	0.0%	24,151	0.6%

LOSS FROM CONTINUING OPERATIONS	(3,234,475)	-47.8%	(6,211,278)	-146.0%

Discontinued operations:
Income from discontinued operations	148,861	2.2%	339,952	8.0%
Gain on sale of Australia	798,896	11.8%	-	-

Income from discontinued operations, net of tax	947,757	14.0%	339,952	8.0%

CONSOLIDATED NET LOSS	(2,286,718)	-33.8%	(5,871,326)	-138.0%

Net (loss) income attributable to noncontrolling interest	(49,020)	-0.7%	21,744	0.5%

NET LOSS ATTRIBUTABLE TO WPCS	(2,237,698)	-33.0%	(5,893,070)	-138.5%

Dividend declared on preferred stock	(74,487)	-1.1%	-	-

NET LOSS ATTRIBUTABLE TO WPCS COMMON SHAREHOLDERS	$(2,312,185)	-34.1%	$(5,893,070)	-138.5%

Revenue

Revenue for the three months ended July 31, 2014 was approximately $6,771,000, as compared to approximately $4,256,000 for the three months ended July 31, 2013. The increase in revenue was due primarily to an increase in revenue of the contracting services segment, as a result of the significant increase in contracting services project revenue in our Suisun City Operations. There was nominal revenue for the virtual currency trading platform segment. For the three months ended July 31, 2014, there was one customer who comprised 45.4% of the consolidated total revenue.  For the three months ended July 31, 2013, there were no customers who comprised more than 10% of consolidated total revenue.

Cost of Revenue

Cost of revenue consists of direct costs on contracts: materials, direct labor, third party subcontractor services, union benefits and other overhead costs. Our cost of revenue was approximately $5,293,000, or 78.2% of revenue for the three months ended July 31, 2014, compared to $3,155,000, or 74.1%, for the prior year. The increase in total cost of revenue was due to the increase in revenue as compared to the prior year. The increase as a percentage of revenue is primarily due to the revenue blend of project work completed during the year.

Selling, General and Administrative Expenses

For the three months ended July 31, 2014, total selling, general and administrative expenses were approximately $1,361,000 or 20.1%, of total revenue. Included in selling, general and administrative expenses for the three months ended July 31, 2014 were salaries, commissions, payroll taxes and other employee benefits incurred in the normal course of business of $468,000, which was a $571,000 decrease compared to the prior year, due primarily to lower salaries from cost reduction strategies. Professional fees were $602,000, which include on-going accounting, legal and investor relations fees. The increase in professional fees related to increases in NASDAQ listing fees and printing cost, and consulting fees related to Sebastian Giordano, our Interim Chief Executive Officer. Insurance costs were $80,000 and rent for office facilities was $53,000. Automobile and other travel expenses were $123,000. For the three months ended July 31, 2014, total selling, general and administrative expenses for the contracting services and Virtual Currency segments were approximately $728,000 and $192,000, respectively, with the balance of approximately $441,000 pertaining to general corporate expenses.

For the three months ended July 31, 2013, total selling, general and administrative expenses were approximately $1,412,000, or 33.2%, of total revenue. Included in selling, general and administrative expenses for the three months ended July 31, 2013 was $1,039,000 for salaries, commissions, payroll taxes and other employee benefits. Professional fees were $353,000, which include accounting, legal and investor relation fees. Insurance costs were $212,000 and rent for office facilities was $89,000. Automobile and other travel expenses were $151,000. Other selling, general and administrative expenses totaled $29,000. For the three months ended July 31, 2013, total selling, general and administrative expenses for the contracting services segment was approximately $595,000 with the balance of approximately $817,000 pertaining to general corporate expenses. The virtual currency segment did not exist for the three months ended July 31, 2013.

Depreciation and Amortization

For the three months ended July 31, 2014 and 2013, depreciation and amortization was approximately $442,000 and $200,000, respectively. The increase in depreciation and amortization is due to the acquisition of BTX software in 2014. The BTX software is considered as capitalized software and we started to record the amortization cost during the three months ended July 31, 2014.

Interest Expense

For the three months ended July 31, 2014 and 2013, interest expense was approximately $2,901,000 and $1,159,000, respectively. The increase in interest expense is related to the acceleration of debt discount and make-whole provision due to the events of default on senior secured convertible notes.

Income (Loss) From Discontinued Operations

As a result of the execution of the agreement on September 19, 2013 for the divestiture of Pride, we have recorded the Australia Operations financial results as discontinued operations. As a result of the execution of the purchase agreement on March 31, 2014 for the divestiture of Seattle on March 31, 2014, we have recorded the Seattle Operations financial results as discontinued operations. For the three months ended July 31, 2014, we recorded an income from discontinued operations of approximately $948,000.

Liquidity and Capital Resources

At July 31, 2014, we had a working capital deficiency of approximately $1,509,000, which consisted of current assets of approximately $16,017,000 and current liabilities of $17,526,000. This compares to a working capital of approximately $1,111,000 at April 30, 2014. The current liabilities as presented in the unaudited condensed consolidated balance sheet at July 31, 2014 include approximately $301,000 of severance liability related to the separation agreement with our former chief financial officer, accrued interest on senior secured convertible notes of $1,890,000 and the $1,534,000 loss amounts due under the Zurich American Insurance Company (Zurich).

Our cash and cash equivalents balance at July 31, 2014 was $1,319,000. Our working capital needs are influenced by our level of operations, and generally increase with higher levels of revenue. Our sources of cash in the last several years have come from credit facility borrowings and sales of debt and equity securities. Our future operating results may be affected by a number of factors including our success in bidding on future contracts, ability to generate revenue and profits from the launch of the BTX trading platform, and our continued ability to manage our controllable operating costs effectively. Our capital requirements depend on numerous factors, including the market for our services, additional software development costs for the launch of BTX, and the resources we devote to developing, marketing, selling and supporting our business, and the timing and extent of establishing additional markets and other factors.

Operating activities used approximately $629,000 in cash for the three months ended July 31, 2014. The net cash used in operating activities was comprised of approximately $2,387,000 of net noncash charges, a $1,219,000 decrease in accrued severance expense for the separation agreement with our former chief executive officer, a $2,012,000 increase in accounts payable and accrued expenses, a $1,029,000 decrease in net assets held for sale, $54,000 increase in deferred contract costs and a $182,000 decrease in billings in excess of costs and estimated earnings on uncompleted contracts, and a $16,000 decrease in other assets.

Our investing activities used cash of approximately $160,000, comprised of approximately $159,000 for acquiring property and equipment and $800 of additional acquisition of BTX software.

Our financing activities used in cash of approximately $61,000 for three months ended July 31, 2014, including approximately $72,000 of dividends paid on Series E Preferred Stock, offset by approximately $11,000 of net borrowings under loan payable.

Going Concern

Our continuation as a going concern beyond the next twelve months and our ability to discharge our liabilities and commitments in the normal course of business is ultimately dependent upon the execution of its future plans, which include the following: (1) our ability to generate future operating income, reduce operating expenses and produce cash from our operating activities, which will be affected by general economic, competitive, and other factors, many of which are beyond our control; (2) the repayment of, either or the modification of the terms under a forbearance agreement with Zurich; (3) the forbearance or waiver of the Events of Default under the Notes; (4) the settlement of the claim with the Camden County Improvement Authority for work at the Cooper Medical Center of Rowan University; and (5) obtaining additional funds through financing or sale of assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that our plans to ensure continuation as a going concern will be successful.

Backlog

As of July 31, 2014, we had a backlog of unfilled orders of approximately $19.8 million compared to approximately $19.4 million at April 30, 2014. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating lease commitments.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses.

On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates.

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended April 30, 2014. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended April 30, 2014.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

Based on our evaluation, our interim chief executive officer and chief financial officer concluded that, as of July 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

There has been no material change in outstanding legal proceedings from the disclosure set forth in the Annual Report on Form 10-K for the year ended April 30, 2014.

ITEM 1A.           RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

No disclosure required.

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

WPCS INTERNATIONAL INCORPORATED

Date: September 22, 2014	By:	/s/ SEBASTIAN GIORDANO
Sebastian Giordano
Interim Chief Executive Officer (Principal Executive Officer)

Date: September 22, 2014	By:	/s/ DAVID HORIN
David Horin
Chief Financial Officer (Principal Accounting Officer)

