Form 10-Q
period 2014-10-31
WPCS INTERNATIONAL INC
filed 2014-12-22
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended October 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 001-34643

WPCS INTERNATIONAL INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware		98-0204758
(State or other jurisdiction of incorporation		(I.R.S. Employer Identification No.)
or organization)

521 Railroad Avenue	94585	(707) 421-1300
Suisun City, California
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number,
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

As of December 19, 2014, there were 13,913,164 shares of registrant’s common stock outstanding.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2014	2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,244,166	$2,177,070
Accounts receivable, net of allowance of $1,210,000 and $1,034,000 at October 31, 2014 and April 30, 2014, respectively	10,217,958	8,614,396
Costs and estimated earnings in excess of billings on uncompleted contracts	319,066	431,348
Deferred contract costs	1,199,240	1,166,734
Prepaid expenses and other current assets	132,966	217,235
Current assets held for sale	250,000	4,001,812
Total current assets	14,363,396	16,608,595

PROPERTY AND EQUIPMENT, net	1,492,573	1,780,520

CAPITALIZED SOFTWARE COSTS, net	1,847,406	3,207,305

OTHER ASSETS	20,675	52,376

OTHER ASSETS HELD FOR SALE	14,000	372,930

Total assets	$17,738,050	$22,021,726

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Continued)

	October 31,	April 30,
	2014	2014
	(Unaudited)
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of loans payable	$36,999	$31,680
Senior secured convertible notes, net of debt discount of $0 and $853,000, respectively	752,976	44,921
Make-whole amount on senior secured convertible notes	1,583,937	-
Accounts payable and accrued expenses	5,466,989	4,956,232
Accrued severance	216,913	1,520,205
Billings in excess of costs and estimated earnings on uncompleted contracts	2,074,307	1,448,563
Due related party	797,342	778,573
Other payable to Zurich	1,533,757	1,533,757
Short-term bank loan	3,272,020	3,195,000
Short-term note	794,000	-
Income taxes payable	9,515	30,855
Dividend payable	116,212	72,034
Current liabilities held for sale	133,607	1,886,019
Total current liabilities	16,788,574	15,497,839

Loans payable, net of current portion	52,841	56,537
Secured promissory note, related parties	500,000	500,000
Total liabilities	17,341,415	16,054,376

COMMITMENTS AND CONTINGENCIES

EQUITY:
WPCS (DEFICIT) EQUITY:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized at October 31, 2014 and April 30, 2014, respectively
Convertible Series E - 1,644 and 2,438 shares issued and outstanding at October 31, 2014 and April 30, 2014, respectively; liquidation preference of $3,804,346 and $5,617,000 as of October 31, 2014 and April 30, 2014, respectively	1,644,000	2,438,000
Convertible Series F - 5,268 and 0 shares issued and outstanding at October 31, 2014 and April 30, 2014, respectively; liquidation preference of $8,224,655	1,589,933	-
Convertible Series G - 2,088 and 0 shares issued and outstanding at October 31, 2014 and April 30, 2014, respectively; liquidation preference of $3,259,886	731,706	-
Common stock - $0.0001 par value, 100,000,000 shares authorized, 13,913,164 and 13,913,164 shares issued and outstanding as of October 31, 2014 and April 30, 2014, respectively	1,391	1,391
Additional paid-in capital	66,672,106	66,672,106
Accumulated deficit	(71,367,178)	(65,222,355)
Accumulated other comprehensive income on foreign currency translation	368,902	1,232,003
Total WPCS (deficit) equity	(359,140)	5,121,145

Non-controlling interest	755,775	846,205
Total equity	396,635	5,967,350

Total liabilities and equity	$17,738,050	$22,021,726

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	October 31,		October 31,
	2014	2013	2014	2013

REVENUE	$7,279,153	$4,500,147	$14,050,037	$8,755,890

COSTS AND EXPENSES:
Cost of revenue	6,022,828	3,574,036	11,315,932	6,728,751
Selling, general and administrative expenses	1,818,030	1,170,720	3,178,844	2,582,852
Severance expense	-	-	-	1,474,277
Impairment loss on capitalized software	827,448	-	827,448	-
Depreciation and amortization	443,463	188,524	886,008	388,872
	9,111,769	4,933,280	16,208,232	11,174,752

OPERATING LOSS	(1,832,616)	(433,133)	(2,158,195)	(2,418,862)

OTHER EXPENSE (INCOME):
Interest expense	69,103	2,378,786	2,970,499	3,538,279
Change in fair value of derivative liabilities	-	(2,208,155)	-	833,750
Inducement expense	1,870,498	-	1,870,498	-
Other income	(350,000)	-	(350,000)	-
Other expenses	942	-	8,442	-

Loss from continuing operations before income tax provision	(3,423,159)	(603,764)	(6,657,634)	(6,790,891)
Income tax provision	-	(5,863)	-	18,288
LOSS FROM CONTINUING OPERATIONS	(3,423,159)	(597,901)	(6,657,634)	(6,809,179)

Discontinued operations:
(Loss) income from discontinued operations	(346,382)	106,587	(197,521)	446,539
Gain on sale of Australia operations	-	-	798,896	-
(Loss) income from discontinued operations, net of tax	(346,382)	106,587	601,375	446,539

CONSOLIDATED NET LOSS	(3,769,541)	(491,314)	(6,056,259)	(6,362,640)
Net (loss) income attributable to non-controlling interest	(53,115)	(18,310)	(102,135)	3,434
NET LOSS ATTRIBUTABLE TO WPCS	(3,716,426)	(473,004)	(5,954,124)	(6,366,074)
Dividend declared on preferred stock	(116,212)	-	(190,699)	-
NET LOSS ATTRIBUTABLE TO WPCS COMMON SHAREHOLDERS	$(3,832,638)	$(473,004)	$(6,144,823)	$(6,366,074)

Basic and diluted net loss attributable to WPCS common shareholders:
Loss from continuing operations	$(0.25)	$(0.47)	$(0.48)	$(5.99)
(Loss) Income from discontinued operations	$(0.02)	$0.08	$(0.01)	$0.39
Gain from disposal	$-	$-	$0.06	$-
Basic and diluted net (loss) income from discontinued operations	$(0.02)	$0.08	$0.05	$0.39
Basic and diluted net loss per common share attributable to WPCS	$(0.27)	$(0.39)	$(0.43)	$(5.60)

Basic and diluted weighted average number of common shares outstanding	13,913,164	1,272,877	13,913,164	1,136,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended		Six months ended
	October 31,		October 31,
	2014	2013	2014	2013
Consolidated net loss	$(3,769,541)	$(491,314)	$(6,056,259)	$(6,362,640)
Other comprehensive gain (loss)
Foreign currency translation adjustments	10,628	97,267	3,618	(128,534)
Reclassification adjustments of other comprehensive loss on sale of Australia operations	-	-	(866,719)	-
Other comprehensive gain (loss)	10,628	97,267	(863,101)	(128,534)

Comprehensive loss	(3,758,913)	(394,047)	(6,919,360)	(6,491,174)
Less: comprehensive (loss) income attributable to non-controlling interest	(46,025)	(12,866)	(90,430)	13,625
Comprehensive loss attributable to WPCS shareholders	$(3,712,888)	$(381,181)	$(6,828,930)	$(6,504,799)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(Unaudited)

							Accumulated
					Additional		Other		Non-
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	WPCS	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity(Deficit)	Interest	Equity(Deficit)

BALANCE, April 30, 2014	2,438	$2,438,000	13,913,164	$1,391	$66,672,106	$(65,222,355)	$1,232,003	$5,121,145	$846,205	$5,967,350

Dividend declared on Series E preferred stock	-	-	-	-	-	(140,719)	-	(140,719)	-	(140,719)

Dividend declared on Series F preferred stock	-	-	-	-	-	(35,793)	-	(35,793)	-	(35,793)

Dividend declared on Series G preferred stock	-	-	-	-	-	(14,187)	-	(14,187)	-	(14,187)

Conversion of Series E preferred stock to short term note	(794)	(794,000)	-	-	-	-	-	(794,000)	-	(794,000)

Conversion of senior secured convertible note and related make-whole amount to Series F preferred stock	5,268	1,589,933	-	-	-	-	-	1,589,933	-	1,589,933

Conversion of senior secured convertible note and related make-whole amount to Series G preferred stock	2,088	731,706	-	-	-	-	-	731,706	-	731,706

Other comprehensive loss	-	-	-	-	-	-	3,618	3,618	11,705	15,323

Reclassification adjustments of other comprehensive loss on sale of Australia operations	-	-	-	-	-	-	(866,719)	(866,719)	-	(866,719)

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	-	-	(102,135)	(102,135)

Net loss attributable to WPCS	-	-	-	-	-	(5,954,124)	-	(5,954,124)	-	(5,954,124)

BALANCE, October 31, 2014	9,000	$3,965,639	13,913,164	$1,391	$66,672,106	$(71,367,178)	$368,902	$(359,140)	$755,775	$396,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	October 31,
	2014	2013
OPERATING ACTIVITIES :
Consolidated net loss from continuing operations	$(6,657,634)	$(6,812,613)
Less: net (loss) income attributable to non-controlling interests	(102,135)	3,434
Net loss attributable to WPCS	(6,555,499)	(6,809,179)
Consolidated net income from discontinued operations	601,375	446,539
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation and amortization	886,008	398,872
Inducement expense	1,870,498	-
Impairment loss on long term assets	827,448	-
Amortization of notes discount	853,417	3,053,867
Make-whole amount	1,889,716	-
Gain on sale of Australia operations	(798,896)	-
Stock-based compensation	-	22,511
Change in the fair value of derivative liabilities	-	833,750
Provision for doubtful accounts	-	29,784
Amortization of debt issuance costs	-	277,095
Gain on sale of fixed assets	-	13,509
Changes in operating assets and liabilities:
Restricted cash	-	1,869,178
Accounts receivable	(2,273,372)	(1,518,741)
Costs and estimated earnings in excess of billings on uncompleted contracts	78,620	(12,321)
Deferred contract costs	(25,843)	(126,513)
Current assets held for sale	3,751,812	(422,718)
Prepaid expenses and other current assets	45,668	(115,955)
Other assets	15,825	50,800
Other assets held for sale	358,930	(2,721)
Income taxes payable	(24,356)	(94,919)
Accounts payable and accrued expenses	1,357,618	284,124
Current liabilities held for sale	(1,752,412)	359,903
Accrued severance expense	(1,303,292)	1,381,249
Billings in excess of costs and estimated earnings on uncompleted contracts	678,176	(10,259)
Deferred revenue	-	303,804
NET CASH PROVIDED BY OPERATING ACTIVITIES	481,441	211,659

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(140,064)	(17,620)
Addition on acquisition of BTX capitalized software	(2,279)	-
NET CASH USED IN INVESTING ACTIVITIES	(142,343)	(17,620)

FINANCING ACTIVITIES:
Borrowings (repayments) under loans payable, net	1,623	(23,534)
Repayment to senior secured convertible notes	-	(9,507)
Repayments under other payable	-	(251,411)
Borrowings under short-term bank loan	-	816,100
Debt issuance costs	-	(102,182)
Dividend paid on preferred stock	(146,521)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(144,898)	429,466

Effect of exchange rate changes on cash	(127,104)	(41,051)

NET INCREASE IN CASH AND CASH EQUIVALENTS	67,096	582,454
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	2,177,070	915,752
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$2,244,166	$1,498,206

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of severance obligation and sale of Australia	$970,000	$-
Conversion of Preferred E to short term note	$794,000	$-
Declaration on preferred dividend payable	$190,699	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q of Article 10 of Regulation S-X and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2014 included in the Company’s Annual Report on Form 10-K, filed on July 30, 2014. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of condensed consolidated financial position, results of operations and cash flows for the interim periods. Operating results for the three and six months ended October 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2015. The amounts for the April 30, 2014 consolidated balance sheet have been extracted from the audited consolidated financial statements included in Form 10-K for the year ended April 30, 2014. All material intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications associated with the discontinued operations of Seattle and Australia have been made to the prior periods financial information in order to conform to the current period’s presentation. The reclassifications had no impact on previously reported net loss or stockholders’ equity.

The Company specializes in contracting services for communications infrastructure.

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

WPCS International - Seattle, Inc.

On September 30, 2014 the Company sold substantially all of the assets of the Seattle Operations to EC Company, an Oregon-based electrical contracting company EC for an all-cash purchase price of approximately $2,120,000. The final purchase price is subject to adjustment based on the net tangible asset value (“NTAV”) of the Seattle Operations as of September 30, 2014. Prior to closing, the parties agreed that the closing NTAV of the Seattle Operations was approximately $1,870,000. The Company received approximately $1,460,000 in cash, while approximately $410,000 was held in escrow for the payment of certain payroll liabilities. In addition, 90 days from the closing date, the Company could receive the remaining $250,000, which is also currently being held in escrow, dependent upon the final NATV calculation.

In December 2014, the Company received approximately $99,000 out of the escrow account in full settlement of the sale, based upon an adjusted discount target NATV of $1,973,000.

Authorized Shares Correction

In December 2014, the Company determined that it did not have the authority to decrease the number of authorized shares pursuant to the Certificate of Amendment to the Certificate of Incorporation of the Company filed on May 16, 2013 (the “Certificate of Amendment”) because it lacked stockholder approval. The Certificate of Amendment effectuated a one-for-seven reverse split (the “Reverse Split”) of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share (“Common Stock”), as of May 28, 2013, and at the same time, erroneously reduced the number of authorized shares of Common Stock by the same ratio, from 100,000,000 to 14,285,715.

The Company’s stockholders had previously approved the Reverse Split as well as an increase in the number of authorized shares of Common Stock to 100,000,000 at the Company’s annual meeting of stockholders on February 28, 2013 (the “Annual Meeting”). Following the Annual Meeting, on March 4, 2013, the Company filed a Certificate of Amendment to its Certificate of Incorporation increasing the number of authorized shares of Common Stock to 100,000,000. The amendment became effective on filing. Subsequently, on May 16, 2013, the Company filed the Certificate of Amendment, which erroneously reduced the authorized shares of Common Stock effective May 28, 2013.

The Company has determined, with the advice of special Delaware counsel, to file a Certificate of Correction to the Certificate of Amendment in order that the Company’s Certificate of Incorporation accurately reflects that the total number of authorized shares of Common Stock is 100,000,000 (the “Certificate of Correction”), the number the stockholders approved at the Annual Meeting.. The Certificate of Correction was filed with the Secretary of State of the State of Delaware on December 19, 2014.

Based upon the above, the Company has concluded that even though this inadvertent error was made, it was always in the Company’s control to correct the error at anytime simply by filing a Certificate of Correction, which would not require shareholder approval, and therefore sufficient authorized and unissued shares were always available to settle the Notes and attached warrants with consideration given to all other outstanding share-settled contracts. The Company expects to fully keep an amount reserved for possible conversion of Notes and exercise of warrants. Therefore, equity classification is not precluded to the conversion option on the Notes and the warrants. As a result of the correction of this error certain descriptions regarding the authorized shares have been corrected in the accompanying financial statements. The Company has also determined that there is no material financial statement effect impact as a result of this change.

NASDAQ Listing Requirements

On November 3, 2014, the Company received a letter from the Staff of the Listing Qualifications Department (the “Staff”) of NASDAQ indicating that for the last 30 consecutive business days, the closing bid price of the Company’s common stock has been below $1.00 per share, the minimum closing bid price required by the continued listing requirements of NASDAQ, as set forth in Listing Rule 5550(a)(2) (the "Rule").

In accordance with Listing Rule 5810(c)(3)(A), the Company has been granted 180 calendar days, or until May 4, 2015, to regain compliance with the Rule (the "Compliance Period"). To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days, but generally no more than 20 business days, during the Compliance Period.

If the Company does not regain compliance with the Rule by May 4, 2015, NASDAQ will provide written notification to the Company that its common stock may be delisted. However, the Company would be entitled to an additional 180-day period from May 4, 2015 to regain compliance, if, on May 4, 2015, the Company meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, with the exception of the bid price requirement, and the Company would need to provide written notice to NASDAQ of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

There is no assurance as to the price at which the Company’s common stock will trade. The Company intends to actively monitor the bid price for its common stock during the Compliance Period, and if the common stock continues to trade below the minimum bid price required for continued listing, the Company’s board of directors will consider its options to regain compliance with the continued listing requirements.

Hudson Bay Exchange Agreement

On September 30, 2014, the Board of Directors of the Company approved the filing of and filed with the Secretary of State of the State of Delaware a Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock (the “Series F Certificate of Designation”) and a Certificate of Designations, Preferences and Rights of Series G Convertible Preferred Stock (the “Series G Certificate of Designation”).

On September 30, 2014 (the “Closing Date”), the Company entered into an Amendment, Waiver and Exchange Agreement (the “Exchange Agreement”) with Hudson Bay Master Fund Ltd. (“Hudson Bay”), a holder of outstanding notes, warrants and preferred stock of the Company previously purchased through a Securities Purchase Agreement dated December 4, 2012 (the “2012 SPA”), an Amendment, Waiver and Exchange Agreement, dated October 25, 2013 (the “2013 Amendment”) and a Securities Purchase Agreement dated December 17, 2013, as amended (the “2013 SPA”).

Pursuant to the 2012 SPA, Hudson Bay purchased (i) a senior secured convertible note, which as of the Closing Date, had an outstanding principal amount of $145,362 (the “2012 Note”), which is convertible into shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”) and (ii) a warrant, which as of the Closing Date, allowed Hudson Bay to purchase 710,248 shares of Common Stock (the “2012 Warrant”). Pursuant to the 2013 Amendment, Hudson Bay acquired a warrant, which as of the Closing Date, allowed Hudson Bay to purchase 61,760 shares of Common Stock (the “Amendment Warrant”). Pursuant to the 2013 SPA, Hudson Bay purchased (i) shares of series E convertible preferred stock (the “Series E Preferred Stock”), which as of the Closing Date, 794 were owned by Hudson Bay and are convertible into shares of Common Stock and (ii) a warrant, which as of the Closing Date, allowed Hudson Bay to purchase 488,603 shares of Common Stock (the “2013 Warrant,” and together with the 2012 Warrant and the Amendment Warrant, the “Warrants”).

Pursuant to the Exchange Agreement, Hudson Bay exchanged (i) the 2012 Note for 5,268 shares of newly designated series F convertible preferred stock, par value $0.001 (the “Series F Preferred Stock”); (ii) the Series E Preferred Stock for a promissory note in a principal amount of $794,000 (the “2014 Note”) and 1,060 shares of series G convertible preferred stock, par value $0.001 (the “Series G Preferred Stock”); and (iii) the Warrants for 1,028 shares of Series G Preferred Stock. The Series F Preferred Stock and Series G Preferred Stock were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

The 2014 Note matures on September 30, 2015 and accrues no interest. Upon and during an event of default, the Note shall accrue interest daily at a rate of twenty-five percent (25% per annum), compounding monthly. The Company has the right to redeem the 2014 Note at any time. If the 2014 Note is not repaid prior to October 5, 2015, the Company will be obligated to pay an additional 25% redemption premium. In addition, if the Company sells any securities, then the Company will redeem 17% of the 2014 Note with the net proceeds of such offering. Upon an event of default, Hudson Bay has the right to require the Company to redeem the 2014 Note, with a 25% redemption premium upon the occurrence of certain events of default.

Under the terms of the Series F Certificate of Designation, each share of Series F Preferred Stock has a stated value of $1,000 and is convertible into shares of Common Stock equal to the stated value (and all accrued but unpaid dividends) divided by the conversion price of $1.00 per share (subject to adjustment in the event of stock splits and dividends).  The Series F Preferred Stock accrues dividends at a rate of 8% per annum, payable quarterly in arrears in cash or in kind, subject to certain conditions being met.  The Series F Preferred Stock contains a three year “make-whole” provision such that if the Series F Preferred Stock is converted prior to the third anniversary of the date of original issuance, the holder will be entitled to receive the remaining amount of dividends that would accrued from the of the conversion until such third year anniversary.  The Company is prohibited from effecting the conversion of the Series F Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 9.99%, in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series F Preferred Stock.

Under the terms of the Series G Certificate of Designation, each share of Series G Preferred Stock has a stated value of $1,000 and is convertible into shares of Common Stock equal to the stated value (and all accrued but unpaid dividends) divided by the conversion price of $0.815 per share (subject to adjustment in the event of stock splits and dividends).  The Series G Preferred Stock accrues dividends at a rate of 8% per annum, payable quarterly in arrears in cash or in kind, subject to certain conditions being met.  The Series G Preferred Stock contains a three year “make-whole” provision such that if the Series G Preferred Stock is converted prior to the third anniversary of the date of original issuance, the holder will be entitled to receive the remaining amount of dividends that would have accrued from the date of the conversion until such third year anniversary.  The Company is prohibited from effecting the conversion of the Series G Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 9.99%, in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series G Preferred Stock.

During the quarter ended October 31, 2014, the Company recognized an inducement expense of $1,870,000 under the Exchange Agreement. A summary table of the inducement expense (difference between the fair value of the series F and G preferred stock and the carrying amount of the senior secured convertible note and make-whole amount prior to the conversion) for the three month ended October 31, 2014 is as follows:

Fair value of series F preferred stock (5,268 shares at $301.81 per share)	$1,589,933
Fair value of series G preferred stock (2,088 shares at $350.43 per share)	731,706
Total consideration	2,321,639

Less: senior secured convertible note	(145,362)
Less: make-whole amount on senior secured convertible note	(305,779)
Total inducement expense	$1,870,498

The Company agreed to file a preliminary proxy statement relating to the Stockholder Approval by October 30, 2014 and hold the stockholder meeting by December 15, 2014. If, despite the Company’s reasonable best efforts Stockholder Approval is not obtained on or prior to December 15, 2014, the Company agreed to cause an additional annual stockholder meeting to be held annually at which Stockholder Approval will be sought (or if no Annual Meeting of stockholders of the Company is held in any given year, to seek such approval at a special meeting of stockholders of the Company in such given year) until such Stockholder Approval is obtained.

Exchange Agreements

On November 20, 2014, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designations, Preferences and Rights of Series F-1 Convertible Preferred Stock (the “Series F-1 Certificate of Designation”) and a Certificate of Designations, Preferences and Rights of Series G-1 Convertible Preferred Stock (the “Series G-1 Certificate of Designation”). Also on November 20, 2014 (the “Closing Date”), the Company entered into eight Amendment, Waiver and Exchange Agreements (collectively, the “Exchange Agreements”) with eight holders (the “Holders”) of outstanding notes, warrants and preferred stock of the Company previously purchased through a Securities Purchase Agreement dated December 4, 2012 (the “2012 SPA”), an Amendment, Waiver and Exchange Agreement, dated October 25, 2013 (the “2013 Amendment”) and a Securities Purchase Agreement dated December 17, 2013, as amended (the “2013 SPA”).

Pursuant to the 2012 SPA, the Holders purchased (i) senior secured convertible notes, which as of the Closing Date, had an outstanding aggregate principal amount of $313,568 (collectively, the “2012 Notes”), which are convertible into shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”) and (ii) warrants, which as of the Closing Date, allowed the Holders to purchase an aggregate of 1,161,567 shares of Common Stock (collectively, the “2012 Warrants”).  Pursuant to the 2013 Amendment, the Holders exchanged the 2012 Warrants for  warrants, which as of the Closing Date, allowed the Holders to purchase an aggregate of 1,161,567 shares of Common Stock (collectively, the “Amendment Warrants”).  Pursuant to the 2013 SPA, the Holders purchased (i) shares of series E convertible preferred stock (the “Series E Preferred Stock”), which as of the Closing Date, an aggregate of 1,644 were owned by the Holders and are convertible into shares of Common Stock and (ii) warrants, which as of the Closing Date, allowed the holders to purchase an aggregate of 1,011,397 shares of Common Stock (collectively, the “2013 Warrants,” and together with the 2012 Warrants and the Amendment Warrants, the “Warrants”).

Pursuant to the Exchange Agreements, the Holders exchanged (i) the 2012 Notes for an aggregate of 11,365 shares of newly designated Series F-1 convertible preferred stock, par value $0.001 (the “Series F-1 Preferred Stock”); (ii) the Series E Preferred Stock for promissory notes in an aggregate principal amount of $1,644,000 (collectively, the “2014 Notes”) and 2,194 shares of series G-1 convertible preferred stock, par value $0.001 (the “Series G-1 Preferred Stock”); and (iii) the Warrants for 1,774 shares of Series G-1 Preferred Stock. The Series F-1 Preferred Stock and Series G-1 Preferred Stock were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

The 2014 Notes mature on September 30, 2015 and accrue no interest. Upon and during an event of default, the 2014 Notes shall accrue interest daily at a rate of twenty-five percent (25% per annum), compounding monthly. The Company has the right to redeem the 2014 Notes at any time. If the 2014 Notes are not repaid prior to October 5, 2015, the Company will be obligated to pay an additional 25% redemption premium. In addition, if the Company sells any securities, then the Company will redeem 17% of the 2014 Notes with the net proceeds of such offering. Upon an event of default, the Holders have the right to require the Company to redeem the 2014 Notes, with a 25% redemption premium upon the occurrence of certain events of default.

Under the terms of the Series F-1 Certificate of Designation, each share of Series F-1 Preferred Stock has a stated value of $1,000 and is convertible into shares of Common Stock equal to the stated value (and all accrued but unpaid dividends) divided by the conversion price of $1.00 per share (subject to adjustment in the event of stock splits and dividends).  The Series F-1 Preferred Stock accrues dividends at a rate of 8% per annum, payable quarterly in arrears in cash or in kind, subject to certain conditions being met.  The Series F-1 Preferred Stock contains a three year “make-whole” provision such that if the Series F-1 Preferred Stock is converted prior to the third anniversary of the date of original issuance, the holder will be entitled to receive the remaining amount of dividends that would accrued from the of the conversion until such third year anniversary.  The Company is prohibited from effecting the conversion of the Series F-1 Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 9.99%, in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series F-1 Preferred Stock.

Under the terms of the Series G-1 Certificate of Designation, each share of Series G-1 Preferred Stock has a stated value of $1,000 and is convertible into shares of Common Stock equal to the stated value (and all accrued but unpaid dividends) divided by the conversion price of $0.815 per share (subject to adjustment in the event of stock splits and dividends).  The Series G-1 Preferred Stock accrues dividends at a rate of 8% per annum, payable quarterly in arrears in cash or in kind, subject to certain conditions being met.  The Series G-1 Preferred Stock contains a three year “make-whole” provision such that if the Series G-1 Preferred Stock is converted prior to the third anniversary of the date of original issuance, the holder will be entitled to receive the remaining amount of dividends that would accrued from the of the conversion until such third year anniversary.  The Company is prohibited from effecting the conversion of the Series G-1 Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 9.99%, in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series G-1 Preferred Stock.

BTX Trader, LLC

On November 26, 2014, the Company and BTX, entered into and closed upon a Securities Purchase Agreement (the “Agreement”) with Divya Thakur (“Thakur”) and Ilya Subkhankulov (“Subkhankulov” and together with Thakur, the “Purchasers”), pursuant to which the Company sold BTX to the Purchasers. The Purchasers are officers of BTX and Thakur was a director of the Company.

Pursuant to the Agreement, in exchange for acquiring 100% of the common equity units of BTX, the Purchasers returned to the Company the senior secured convertible notes issued by the Company in the aggregate principal amount of $439,000 and immediate forfeiture by Purchasers of all outstanding stock options under the Company’s incentive stock plan. In addition, by virtue of the sale of BTX, the Company, on a consolidated basis, no longer has any liabilities of BTX, including a $500,000 secured note issued by BTX to the Purchasers and the employment agreements of the Purchasers. Further, in connection with the Agreement, Thakur agreed to resign from the board of directors of the Company.

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three and six months ended October 31, 2014, the Company incurred losses from continuing operations of ($3,423,000) and ($6,658,000), respectively and had a condensed consolidated net loss of ($3,770,000) and ($6,056,000), respectively. At October 31, 2014, the Company had a working capital deficiency of approximately $2,425,000, which consisted of current assets of approximately $14,363,000 and current liabilities of $16,789,000. The Company’s continuation as a going concern beyond the next twelve months and the ability to discharge its liabilities and commitments in the normal course of business is ultimately dependent upon the execution of its future plans, which include the following: (1) the Company’s ability to generate future operating income, reduce operating expenses and produce cash from the operating activities, which will be affected by general economic, competitive, and other factors, many of which are beyond our control; (2) the repayment of, either or the modification of the terms under a forbearance agreement with Zurich; (3) the forbearance or waiver of the Events of Default under the Notes; (4) the settlement of the claim with the Camden County Improvement Authority for work at the Cooper Medical Center of Rowan University; and (5) obtaining additional funds through financing or sale of assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that our plans to ensure continuation as a going concern will be successful.

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

Accounts Receivable

Accounts receivable are due within contractual payment terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Credit is extended based on evaluation of a customer's financial condition. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. There was one customer who comprised approximately 29.2% of the total accounts receivable.  Included in the accounts receivable is retainage receivable of $1,117,000 and $635,000 at October 31, 2014 and April 30, 2014, respectively, such amounts are anticipated to be collected within the next fiscal year.

Approximately $4,175,000 of account receivables are associated with our China Operations, of which approximately $485,000 is aged longer than one (1) year, and it is expected that the remaining balance will be collected between six (6) to twelve (12) months.

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

The Company records revenue and profit from short-term contracts for the China Operations under the completed contract method, whereas income is recognized only when a contract is completed or substantially completed. The company recognizes their proportional revenue amount of the contract after subcontractor portions are allocated. The company pays subcontractors on a project when their work is completed which may be before the entire project is complete and the customer is invoiced and revenue is recognized for the Company’s proportional amount of the project.

Accordingly, during the period of performance, billings and deferred contract costs are accumulated on the consolidated balance sheets as deferred contract costs, but no revenue or income is recorded before completion or substantial completion of the work. The Company’s decision is based on the short-term nature of the work performed. Deferred contract costs represent payments to subcontractors of approximately $841,000 and $681,000 as of October 31, 2014 and April 30, 2014, respectively.

The Company also recognizes certain revenue from short-term contracts when the services have been provided to the customer. For maintenance contracts, revenue is recognized ratably over the service period.

Fair Value of Series F and Series G Preferred Stock

The fair value of the Series F and Series G convertible preferred stock was based on unobservable inputs as defined by ASC Topic 820. The Company estimated the fair value of the Series F and Series G assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for expected dividends and the fair value of the underlying common stock.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. The Company is currently assessing the future impact of ASU No. 2014-08 on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently assessing the potential impact of ASU No. 2014-09 on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”) that will require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU No. 2014-15 becomes effective for annual periods beginning in 2016 and for interim reporting periods starting in the first quarter of 2017. The Company is currently evaluating the impact of ASU 2014-15 on its financial statements.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2014 Annual Report.

NOTE 3 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share from continuing operations is computed as net loss from continuing operations less non-controlling interest and dividends on preferred stock, divided by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur from common stock issuable through exercise of stock options, warrants and Note conversions.

The following were excluded from the computation of diluted shares outstanding due to the losses from continuing operations for the three and six months ended October 31, 2014, as they would have had an anti-dilutive impact on the Company’s net loss.

As of October 31, 2014

Common stock equivalents:
Stock options	79,207
Series E preferred stock	469,714
Series F preferred stock	5,268,000
Series G preferred stock	2,561,963
Senior secured convertible notes	30,314,664
Stock warrants	2,514,185

Totals	41,207,733

NOTE 4 - CAPITALIZED SOFTWARE

The Company performed reviews of the recoverability of such capitalized software costs.  Based upon the sale of BTX on November 26, 2014, a determination was made that approximately $1.8 million of capitalized software was recoverable (See Note 1).  During the quarter ended October 31, 2014, the Company recognized an impairment loss of $827,000, relating to non-recoverable capitalized software development costs. The impairment charge which reduced the capitalized costs related to a specific software project to $1.8 million were based on non-recurring Level 3 fair value measurement and which are based on unobservable inputs (which reflect the Company’s internal markets assumptions) that are supported by little or no market activity and that are significant to the fair value of the asset.

The gross carrying amounts and accumulated amortization related to the acquired intangible assets as of October 31, 2014 are as follows:

Capitalized Software at April 30, 2014, net	$3,207,305
Additions acquired	2,279
Less: amortization expense	534,730
Less: impairment loss	827,448
Capitalized Software at October 31, 2014, net	$1,847,406

The Company incurred amortization expense associated with its finite-lived intangible assets of $267,000 and $0 for the three months ended October 31, 2014 and 2013, respectively, and $535,000 and $0 for the six months ended October 31, 2014 and 2013, respectively.

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Costs and estimated earnings on uncompleted contracts consist of the following at October 31, 2014 and April 30, 2014:

	October 31, 2014	April 30, 2014

Costs incurred on uncompleted contracts	$22,752,512	$14,457,907
Estimated contract earnings	4,919,540	3,291,077
	27,672,052	17,748,984
Less: Billings to date	29,427,293	18,766,199
Total	$(1,755,241)	$(1,017,215)

Costs and estimated earnings in excess of billings on uncompleted contracts	$319,066	$431,348
Billings in excess of cost and estimated earnings on uncompleted contracts	2,074,307	1,448,563
Total	$(1,755,241)	$(1,017,215)

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

NOTE 6 - SENIOR SECURED CONVERTIBLE NOTES

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

For the three and six months period ended October 31, 2014, the Company recorded $0 and $853,000 amortization of debt discount on the Notes, respectively.

Following the Note Amendment, the Notes consisted of the following as of October 31, 2014:

	Notes	Debt Discount	Total
Beginning balance as of April 30, 2014 - Senior secured convertible notes,
interest at 4% per annum to maturity June 5, 2014	$898,338	$(853,431)	$44,907
Amortization of debt discount	-	853,431	853,431
Conversion of Senior secured convertible notes to preferrd stock	(145,362)		(145,362)
	$752,976	$-	$752,976

Conversion of Notes to preferred stock - - 2nd quarter 2015

See Note 1 for Hudson Bay Exchange Agreement.

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

As a result of each of the Events of Default, the Holders have the right to require the Company to redeem the Notes equal to the Conversion Amount (as defined in the Notes) to be redeemed, plus a make-whole amount equal to the amount of any interest that, but for any redemption of the Notes on such given date, would have accrued with respect to the Conversion Amount being redeemed under the Notes at the interest rate then in effect for the period from such given date through October 31, 2023, the amended maturity date of the Notes, discounted to the present value of such interest using a discount rate of 2.5% per annum. Currently, the principal amount of Notes outstanding is $753,000 and the interest rate on the Notes was increased to 25% per annum effective March 1, 2014.

During August 2014, Holders requested that the make-whole amounts be redeemed. As of a result of this request and the Event of Default under the Notes, the Company recorded an addition $1,584,000 liability relating to the present value of the make-whole amount with an offsetting amount to interest expense as of October 31, 2014. If the Holders elects to convert the make-whole amounts and principal payments, the Company will issue 30,314,664 shares of common stock as of October 31, 2014.

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

NOTE 7 - OTHER DEBT

Short-Term Bank Loan

China Operations has a short-term bank loan of $3,195,000 with the Bank of China (the Short-Term Bank Loan) with an interest rate of 7.38% due quarterly. The Short-Term Bank Loan matured on August 1, 2014, and is secured by the assets of TGG. The Company has entered into a new agreement to extend the maturity date to July 31, 2015.

Due Related Party

As of October 31, 2014, the China Operations had outstanding payables due to a related party, TGG, totaling $797,000 due on demand, representing interest accrued on former working capital loans from TGG to the China Operations.

Loans Payable and Secured Promissory Note

The Company’s long-term debt also consists of notes issued by the Company or assumed in acquisitions related to the purchase of property and equipment in the ordinary course of business. A summary table of loans payable and secured promissory note is as follows:

	Principal	Interest	Due Date
Loans payable	$52,841	0-9%	Various through
Secured promissory note	$500,000	3-9%	2017

NOTE 8 - NON-CONTROLLING INTEREST

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

Non-controlling interest as of October 31, 2014 consists of the following:

October 31, 2014
Balance at April 30, 2014	$846,205
Net (loss) income attributable to non-controlling interest	(102,135)

Other comprehensive income (loss) attributable to non-controlling interest	11,705
Balance at October 31, 2014	$755,775

NOTE 9 - RELATED PARTY TRANSACTIONS

The China Operations earned revenue for contracting services provided to TGG (non-controlling interest in China Operations) and subsidiaries of $450,000 and $733,000 for the three and six months ended October 31, 2014. The China Operations accounts receivable due from TGG and subsidiaries was ($65,000) and $0 as of October 31, 2014 and April 30, 2014, respectively. The ($65,000) as of October 31, 2014 was due to a TGG overpayment to TAGS which is being used as a deposit for the next job.

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

As part of the acquisition of the BTX Software and the expected addition of a related new line of business, we have reorganized the operating segments to correspond to the primary service lines: communications infrastructure contracting services and virtual currency trading platform. Accordingly, the Company has reclassified the reporting of its segment results under these two reporting segments in this Form 10-Q for the three and six months ended October 31, 2014 and 2013.

The segment information presented below contains the operating results for the continuing operations only. Segment results for the three and six months ended October 31, 2014 and 2013 are as follows:

	For the three months ended October 31, 2014
		Contracting
	Corporate	Services	Virtual Currencies		Total

Revenue	$-	$7,132,218	$146,935	**	$7,279,153
Depreciation and amortization	$-	$175,551	$267,912	**	$443,463
(Loss) income before income taxes from continuing operations	$(2,310,886)	$295,949	$(1,408,222	)**	$(3,423,159)
Total assets*	$5,084,968	$10,331,537	$2,057,545	**	$17,474,050
Disposals of property and equipment	$-	$(19,320)	$-	**	$(19,320)

* Excludes asstes held for sale of $264,000

** Virtual Currencies was sold on November 26, 2014

	For the three months ended October 31, 2013
		Contracting
	Corporate	Services	Virtual Currencies	Total

Revenue	$-	$4,500,147	$-	$4,500,147
Depreciation and amortization	$2,093	$186,431	$-	$188,524
(Loss) income before income taxes from continuing operations	$(623,318)	$19,554	$-	$(603,764)
Total assets*	$2,684,408	$11,217,383	$-	$13,901,791
Additions of property and equipment	$-	$119,782	$-	$119,782

* Excludes asstes held for sale of $4,514,000

	For the six months ended October 31, 2014
		Contracting
	Corporate	Services	Virtual Currencies		Total

Revenue	$-	$13,903,010	$147,027	**	$14,050,037
Depreciation and amortization	$289	$349,232	$536,487	**	$886,008
(Loss) income before income taxes from continuing operations	$(5,643,304)	$858,316	$(1,872,646	)**	$(6,657,634)
Total assets*	$5,084,968	$10,331,537	$2,057,545	**	$17,474,050
Additions of property and equipment	$-	$140,064	$-	**	$140,064

* Excludes asstes held for sale of $264,000

** Virtual Currencies was sold on November 26, 2014

	For the six months ended October 31, 2013
		Contracting
	Corporate	Services	Virtual Currencies	Total

Revenue	$-	$8,755,890	$-	$8,755,890
Depreciation and amortization	$6,166	$382,706	$-	$388,872
(Loss) income before income taxes from continuing operations	$(7,073,258)	$282,367	$-	$(6,790,891)
Total assets*	$2,684,408	$11,217,383	$-	$13,901,791
Additions of property and equipment	$-	$211,166	$-	$211,166

* Excludes asstes held for sale of $4,514,000

As of and for the three months ended October 31, 2014 and 2013, the contracting services segment includes approximately $1,042,000 (14.6%) and $1,161,000 (25.8%), respectively in revenue and approximately $6,033,000 at October 31, 2014 of total assets held in China related to the Company’s 60% interest in the China Operations.

For the six months ended October 31, 2014 and 2013, the contracting services segment includes approximately $1,748,000 (12.6%) and $2,034,000 (23.2%), respectively in revenue related to the Company’s 60% interest in the China operations.

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

The Company has reported the financial activity of these two operations as discontinued operations for all periods presented. The following is a summary of the operating results for the discontinued operations is as follows:

	Three months ended		Six months ended
	October 31,		October 31,
	2014	2013	2014	2013

REVENUE	$1,313,920	$4,406,223	$4,583,994	$9,862,568

COSTS AND EXPENSES:
Cost of revenue	1,028,576	3,106,345	3,359,477	7,101,124
Selling, general and administrative expenses	325,891	1,119,441	1,065,314	2,152,120
Depreciation and amortization	(69,361)	73,365	(19,477)	164,506
	1,285,106	4,299,151	4,405,314	9,417,750
OPERATING INCOME FROM DISCONTINUED OPERATIONS	28,814	107,072	178,680	444,818

Interest expense	264	2,099	1,269	2,663
Interest income	-	(1,614)	-	(4,384)
Income from discontinued operations	28,550	106,587	177,411	446,539

(Loss) gain on sale of discontinued operations	(374,932)	-	423,964	-
TOTAL INCOME FROM DISCONTINUED OPERATIONS	$(346,382)	$106,587	$601,375	$446,539

The following table summarizes assets and liabilities held for sale for the Seattle operations as of October 31, 2014 and April 30, 2014:

	October 31, 2014	April 30, 2014
ASSETS
CURRENT ASSETS:
Accounts receivable, net of allowance	$-	$3,351,881
Costs and estimated earnings in excess of billings on uncompleted contracts	-	616,858
Prepaid expenses and other current assets	250,000	33,073
Total current assets held for sale	250,000	4,001,812
PROPERTY AND EQUIPMENT, net	-	342,884
OTHER ASSETS	14,000	30,046
Total other assets held for sale	14,000	372,930
Total assets held for sale	$264,000	$4,374,742

LIABILITIES
Current portion of loans payable	$-	$26,921
Accounts payable and accrued expenses	133,607	1,425,586
Billings in excess of costs and estimated earnings on uncompleted contracts	-	345,108
Total current liabilities held for sale	133,607	1,797,615
Loans payable, net of current portion	-	88,404
Total liabilities	$133,607	$1,886,019

NOTE 12 - SUBSEQUENT EVENT

For more detail information, please see Note 1.

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

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions. Factors that could cause differences include, but are not limited to, expected market demand for the Company’s services, fluctuations in pricing for materials, and competition.

Overview

We offer low voltage communication infrastructure in the public services, healthcare, energy and corporate enterprise markets with 142 employees in operation centers in California and China. In addition, we have developed a digital currency trading platform for the trading of digital currencies.

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

For the three and six months ended October 31, 2014, we generated revenues from continuing operations of approximately $7.3 million and $14.1 million, respectively, compared to $4.5 million and $8.8 million, respectively for the three and six months ended October 31, 2013. Our backlog at October 31, 2014 was approximately $13.1 million.

Results of Operations for the Three Months Ended October 31, 2014 Compared to the Three Months Ended October 31, 2013

Consolidated results for the three months ended October 31, 2014 and 2013 were as follows.

	Three months ended
	October 31,
	2014		2013

REVENUE	$7,279,153	100.0%	$4,500,147	100.0%

COSTS AND EXPENSES:
Cost of revenue	6,022,828	82.7%	3,574,036	79.4%
Selling, general and administrative expenses	1,818,030	25.0%	1,170,720	26.0%
Impairment loss on long term assets	827,448	11.4%	-	0.0%
Depreciation and amortization	443,463	6.1%	188,524	4.2%
Total costs and expenses	9,111,769	125.2%	4,933,280	109.6%

OPERATING LOSS	(1,832,616)	-25.2%	(433,133)	-9.6%

OTHER EXPENSE (INCOME):
Interest expense	69,103	0.9%	2,378,786	52.9%
Inducement expense	1,870,498	25.7%	-
Other income	(350,000)	-4.8%	-
Change in fair value of derivative liabilities	-	-	(2,208,155)	-49.1%
Other expenses	942	0.0%	-	-
Loss from continuing operations before income tax provision	(3,423,159)	-47.1%	(603,764)	-13.4%
Income tax provision	-	0.0%	(5,863)	-0.1%
LOSS FROM CONTINUING OPERATIONS	(3,423,159)	-47.1%	(597,901)	-13.3%

Discontinued operations:
(Loss) income from discontinued operations, net of tax	(346,382)	-4.8%	106,587	2.4%

CONSOLIDATED NET LOSS	(3,769,541)	-51.9%	(491,314)	-10.9%
Net loss attributable to non-controlling interest	(53,115)	-0.7%	(18,310)	-0.4%
NET LOSS ATTRIBUTABLE TO WPCS	(3,716,426)	-51.2%	(473,004)	-10.5%
Dividend declared on preferred stock	(116,212)	-1.6%	-	-
NET LOSS ATTRIBUTABLE TO WPCS COMMON SHAREHOLDERS	$(3,832,638)	-52.8%	$(473,004)	-10.5%

Revenue

Revenue for the three months ended October 31, 2014 was approximately $7,279,000, as compared to approximately $4,500,000 for the three months ended October 31, 2013. The increase in revenue was due primarily to an increase in revenue of the contracting services segment, as a result of the significant increase in contracting services project revenue in our Suisun City Operations. There was nominal revenue for the virtual currency trading platform segment. For the three months ended October 31, 2014, there was one customer who comprised 56% of the consolidated total revenue.  For the three months ended October 31, 2013, there were no customers who comprised more than 10% of consolidated total revenue.

Cost of Revenue

Cost of revenue consists of direct costs on contracts: materials, direct labor, third party subcontractor services, union benefits and other overhead costs. Our cost of revenue was approximately $6,023,000, or 82.7% of revenue for the three months ended October 31, 2014, compared to $3,574,000, or 79.4%, for the prior year. The increase in total cost of revenue was due to the increase in revenue as compared to the prior year. The increase as a percentage of revenue is primarily due to the revenue blend of project work completed during the year.

Selling, General and Administrative Expenses

For the three months ended October 31, 2014, total selling, general and administrative expenses were approximately $1,818,000, or 25.0% of total revenue, compared to $1,171,000 or 26.0% for the prior year's period. Included in selling, general and administrative expenses for the three months ended October 31, 2014 were salaries, commissions, payroll taxes and other employee benefits incurred in the normal course of business of $554,000, which was consistent with the prior year's period. Professional fees were $713,000, which include on-going accounting, legal and investor relations fees. The increase in professional fees of $536,000 related to increases in NASDAQ listing fees and printing cost, and consulting fees related to Sebastian Giordano, our Interim Chief Executive Officer. Insurance costs were $64,000 compared to $204,000 for the prior year's period. Rent for office facilities was $34,000 compared to $72,000 for the prior year's period. Rent decreased due to office closings. Automobile and other travel expenses were $86,000 compared to $91,000 for the prior year's period. For the three months ended October 31, 2014, total selling, general and administrative expenses for the contracting services and Virtual Currency segments were approximately $0 and $278,000, respectively, with the balance of approximately $1,540,000 pertaining to general corporate expenses. For the three months ended October 31, 2013, total selling, general and administrative expenses for the contracting services and Virtual Currency segments were approximately $525,000 and $0, respectively, with the balance of approximately $646,000 pertaining to general corporate expenses.

Impairment Loss on Long Term Assets

During the quarter ending October 31, 2014, we analyzed our capitalized BTX software costs and determined an impairment charge was required. As a result of our reassessment of the ongoing utility and value of the capitalized BTX software project an impairment charge of $827,000 was recorded.

Depreciation and Amortization

For the three months ended October 31, 2014 and 2013, depreciation and amortization was approximately $443,000 and $189,000, respectively. The increase in depreciation and amortization was due to the acquisition of BTX software in 2014. The BTX software was considered capitalized software and we started to record the amortization cost during 2014.

Interest Expense

For the three months ended October 31, 2014 and 2013, interest expense was approximately $69,000 and $2,379,000, respectively. The decrease in interest expense was related to the conversion of senior secured convertible notes.

Inducement Expense

During the three months ended October 31, 2014 and October 31, 2013 we recognized an inducement expense of $1,870,000 and $0, respectively. The increase in the inducement expense for the three months ended October 31, 2014 was related to the conversion of senior secured convertible notes of $145,000 and related make-whole amount of $306,000 to Series F preferred stock for $1,590,000 and Series G preferred stock for $732,000. We recorded the difference as inducement expense due to the fair value of the preferred stock being higher than the conversion price. As the fair value of the Series F and Series G convertible preferred stock was based on unobservable inputs we estimated the fair value of the stock based on assumptions that market participants would use in their estimates of fair value. Some of these assumptions included estimates for expected dividends and the fair value of the underlying common stock.

Other Income

During the three months ended October 31, 2014, we received $350,000 from two bondholders as settlement for Section 16 violations.

Income (Loss) From Discontinued Operations

As a result of the execution of that certain Securities Purchase Agreement, dated September 23, 2013 (the “Pride Purchase Agreement”) pursuant to which the Company’s wholly-owned subsidiary WPCS Australia Pty Ltd sold all of the outstanding equity of The Pride Group (QLD) Pty Ltd, we have recorded the Company’s Australia Operations financial results as discontinued operations. As a result of the execution of that certain Asset Purchase Agreement, dated March 31, 2014 (the “Seattle Purchase Agreement”), pursuant to which the Company sold substantially all of the assets of WPCS International-Seattle, Inc.,, we have recorded the Company’s Seattle Operations financial results as discontinued operations. For the three months ended October 31, 2014, we recorded a loss from discontinued operations of approximately $346,000.

Results of Operations for the Six Months Ended October 31, 2014 Compared to the Six Months Ended October 31, 2013

Consolidated results for the six months ended October 31, 2014 and 2013 were as follows.

	Six months ended
	October 31,
	2014		2013

REVENUE	$14,050,037	100.0%	$8,755,890	100.0%

COSTS AND EXPENSES:
Cost of revenue	11,315,932	80.6%	6,728,751	76.9%
Selling, general and administrative expenses	3,178,844	22.6%	2,582,852	29.5%
Severance expense	-	0.0%	1,474,277	16.8%
Impairment loss on long term assets	827,448	5.9%	-	0.0%
Depreciation and amortization	886,008	6.3%	388,872	4.4%
Total costs and expenses	16,208,232	115.4%	11,174,752	127.6%

OPERATING LOSS	(2,158,195)	-15.4%	(2,418,862)	-27.6%

OTHER EXPENSE (INCOME):
Interest expense	2,970,499	21.1%	3,538,279	40.4%
Inducement expense	1,870,498	13.3%	-	0.0%
Other income	(350,000)	-2.5%	-	0.0%
Change in fair value of derivative liabilities	-	-	833,750	9.6%
Other expenses	8,442	0.1%	-	-
Loss from continuing operations before income tax provision	(6,657,634)	-47.4%	(6,790,891)	-77.6%
Income tax provision	-	0.0%	18,288	0.2%
LOSS FROM CONTINUING OPERATIONS	(6,657,634)	-47.4%	(6,809,179)	-77.8%

Discontinued operations:
(Loss) income from discontinued operations	(197,521)	-1.4%	446,539	5.1%
Gain on sale of Australia	798,896	5.7%	-	-
Income from discontinued operations, net of tax	601,375	4.3%	446,539	5.1%

CONSOLIDATED NET LOSS	(6,056,259)	-43.1%	(6,362,640)	-72.7%
Net loss attributable to non-controlling interest	(102,135)	-0.7%	3,434	0.0%
NET LOSS ATTRIBUTABLE TO WPCS	(5,954,124)	-42.4%	(6,366,074)	-72.7%
Dividend declared on preferred stock	(190,699)	-1.4%	-	-
NET LOSS ATTRIBUTABLE TO WPCS COMMON SHAREHOLDERS	$(6,144,823)	-43.8%	$(6,366,074)	-72.7%

Revenue

Revenue for the six months ended October 31, 2014 was approximately $14,050,000, as compared to approximately $8,756,000 for the six months ended October 31, 2013. The increase in revenue was due primarily to an increase in revenue of the contracting services segment, as a result of the significant increase in contracting services project revenue in our Suisun City Operations. There was nominal revenue for the virtual currency trading platform segment. For the six months ended October 31, 2014, there was one customer who comprised 50.9% of the consolidated total revenue.  For the six months ended October 31, 2013, there were no customers who comprised more than 10% of consolidated total revenue.

Cost of Revenue

Cost of revenue consists of direct costs on contracts: materials, direct labor, third party subcontractor services, union benefits and other overhead costs. Our cost of revenue was approximately $11,316,000, or 80.6% of revenue for the six months ended October 31, 2014, compared to $6,729,000, or 76.9%, for the prior year. The increase in total cost of revenue was due to the increase in revenue as compared to the prior year. The increase as a percentage of revenue is primarily due to the revenue blend of project work completed during the year.

Selling, General and Administrative Expenses

For the six months ended October 31, 2014, total selling, general and administrative expenses were approximately $3,179,000 or 22.6%, of total revenue compared to $2,583,000 or 29.5% for the prior year's period. Included in selling, general and administrative expenses for the six months ended October 31, 2014 were salaries, commissions, payroll taxes and other employee benefits incurred in the normal course of business of $1,022,000, compared to $1,593,000 for the prior year's period. The decrease was due primarily to lower salaries from cost reduction strategies. Professional fees were $1,315,000 which include on-going accounting, legal and investor relations fees. The increase in professional fees of $885,000 related to increases in NASDAQ listing fees and printing costs, and consulting fees related to Sebastian Giordano, our Interim Chief Executive Officer. Insurance costs were $144,000 compared to $417,000 for the prior year's period. Rent for office facilities was $87,000 compared to $161,000 for the prior year's period. Rent decreased due to office closings. Automobile and other travel expenses were $209,000 compared to $243,000 for the prior year's period. For the six months ended October 31, 2014, total selling, general and administrative expenses for the contracting services and Virtual Currency segments were approximately $728,000 and $469,000, respectively, with the balance of approximately $1,982,000 pertaining to general corporate expenses. For the six months ended October 31, 2013, total selling, general and administrative expenses for the contracting services and Virtual Currency segments were approximately $1,120,000 and $0, respectively, with the balance of approximately $1,463,000 pertaining to general corporate expenses.

Severance Expense

On July 24, 2013, we entered into the Separation Agreement with Hidalgo, our former President, Chief Executive Officer and a member of the board of directors. Pursuant to the Separation Agreement, Hidalgo resigned, effective on the Termination Date, as the President, Chief Executive Officer and a member of the board of directors of the Company and from all officer and director positions with all of our subsidiaries. In connection with the Separation Agreement, we recorded a one-time charge of $1,474,000 related to the full severance obligation for the six months ended October 31, 2013.

Impairment Loss on Long Term Assets

During the quarter ending October 31, 2014, we analyzed our capitalized BTX software costs and determined an impairment charge was required. As a result of our reassessment of the ongoing utility and value of the capitalized BTX software project an impairment charge of $827,000 was recorded.

Depreciation and Amortization

For the six months ended October 31, 2014 and 2013, depreciation and amortization was approximately $886,000 and $389,000, respectively. The increase in depreciation and amortization was due to the acquisition of BTX software in 2014. The BTX software was considered capitalized software and we started to record the amortization cost during the six months ended October 31, 2014.

Interest Expense

For the six months ended October 31, 2014 and 2013, interest expense was approximately $2,970,000 and $3,538,000, respectively. The decrease in interest expense was related to the conversion of senior secured convertible notes.

Inducement Expense

During the six months ended October 31, 2014 and October 31, 2013 we recognized an inducement expense of $1,870,000 and $0, respectively. The increase in the inducement expense for the three months ended October 31, 2014 was related to the conversion of senior secured convertible notes of $145,000 and related make-whole amount of $306,000 to Series F preferred stock for $1,590,000 and Series G preferred stock for $732,000. We recorded the difference as inducement expense due to the fair value of the preferred stock being higher than the conversion price. As the fair value of the Series F and Series G convertible preferred stock was based on unobservable inputs, we estimated the fair value of stock based on assumptions that market participants would use in their estimates of fair value. Some of these assumptions included estimates for expected dividends and the fair value of the underlying common stock.

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

Other Income

During the six months ended October 31, 2014, we received $350,000 from two bondholders as settlement for Section 16 violations.

Income (Loss) From Discontinued Operations

As a result of the execution of the Pride Purchase Agreement, we have recorded the Company’s Australia Operations financial results as discontinued operations. As a result of the execution of the Seattle Purchase Agreement, we have recorded the Company’s Seattle Operations financial results as discontinued operations. For the six months ended October 31, 2014, we recorded an income from discontinued operations of approximately $601,000.

Liquidity and Capital Resources

At October 31, 2014, we had a working capital deficiency of approximately $2,425,000, which consisted of current assets of approximately $14,363,000 and current liabilities of $16,788,000. This compares to a working capital of approximately $1,111,000 at April 30, 2014. The current liabilities as presented in the unaudited condensed consolidated balance sheet at October 31, 2014 include approximately $217,000 of severance liability related to the separation agreement with our former chief financial officer, accrued interest on senior secured convertible notes of $1,584,000 and the $1,533,000 loss amounts due under the Zurich American Insurance Company (Zurich).

Our cash and cash equivalents balance at October 31, 2014 was $2,244,000. Our working capital needs are influenced by our level of operations, and generally increase with higher levels of revenue. Our sources of cash in the last several years have come from credit facility borrowings and sales of debt and equity securities. Our future operating results may be affected by a number of factors including our success in bidding on future contracts, and our continued ability to manage our controllable operating costs effectively. Our capital requirements depend on numerous factors, including the market for our services, additional software development costs for the launch of BTX, and the resources we devote to developing, marketing, selling and supporting our business, and the timing and extent of establishing additional markets and other factors.

Operating activities provided approximately $481,000 in cash for the six months ended October 31, 2014. The net cash provided by operating activities was comprised of approximately $5,528,000 of net noncash charges, a $4,111,000 decrease in net assets held for sale, a $2,273,000 increase in accounts receivable, a $1,752,000 decrease in liabilities held for sale, a $1,358,000 increase in accounts payable and accrued expenses, a $1,303,000 decrease in accrued severance expense for the separation agreement with our former chief executive officer, a $678,000 increase in billings in excess of costs and estimated earnings on uncompleted contracts, a $79,000 decrease in costs and estimated earnings in excess of billings on uncompleted contracts, and a $46,000 decrease in prepaid and other assets.

Our investing activities used cash of approximately $142,000 during the six months ended October 31, 2014, approximately $140,000 of which was used to acquire property and equipment.

Our financing activities used cash of approximately $145,000 during the six months ended October 31, 2014, including approximately $147,000 of dividends paid on Series E Preferred Stock, offset by approximately $2,000 of net borrowings under loan payable.

Going Concern

Our continuation as a going concern beyond the next twelve months and our ability to discharge our liabilities and commitments in the normal course of business is ultimately dependent upon the execution of our future plans, which include the following: (1) our ability to generate future operating income, reduce operating expenses and produce cash from our operating activities, which will be affected by general economic, competitive, and other factors, many of which are beyond our control; (2) the repayment of, or the modification of the terms under a forbearance agreement with Zurich; (3) the forbearance or waiver of the Events of Default under the Notes; (4) the settlement of the claim with the Camden County Improvement Authority for work at the Cooper Medical Center of Rowan University; and (5) obtaining additional funds through financing or the sale of assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that our plans to ensure continuation as a going concern will be successful.

Backlog

As of October 31, 2014, we had a backlog of unfilled orders of approximately $13.1 million compared to approximately $19.4 million at April 30, 2014. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. The Company is currently assessing the future impact of ASU No. 2014-08 on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently assessing the potential impact of ASU No. 2014-09 on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”) that will require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU No. 2014-15 becomes effective for annual periods beginning in 2016 and for interim reporting periods starting in the first quarter of 2017. The Company is currently evaluating the impact of this ASU on its financial statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our interim chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our interim chief executive officer and chief financial officer concluded that, as of October 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

There have been no material changes or developments in any legal proceedings since the disclosure contained in the Company’s Annual Report on Form 10-K for the year ended April 30, 2014.

ITEM 1A.        RISK FACTORS

Not applicable.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS

10.1(1)	Letter Agreement, dated August 29, 2014 by and between WPCS International Incorporated and Chord Advisors, LLC

10.2(2)	Amendment, Waiver and Exchange Agreement, by and between WPCS International Incorporated and Hudson Bay Master Fund Ltd., dated September 30, 2014

10.3(2)	Promissory Note issued on September 30, 2014, by WPCS International Incorporated to Hudson Bay Master Fund Ltd.

10.4(2)	Escrow Agreement by and between WPCS International Incorporated and EC Company dated September 30, 2014

31.1*	Certification of Interim Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 2, 2014.
(2)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 3, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WPCS INTERNATIONAL INCORPORATED

By:	/s/ Sebastian Giordano
	Name:	Sebastian Giordano
	Title:	Interim Chief Executive Officer

By:	/s/ David Allen
	Name:	David Allen
	Title:	Chief Financial Officer

Date: December 22, 2014

