Form 10-Q
period 2015-01-31
WPCS INTERNATIONAL INC
filed 2015-03-23
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended January 31, 2015

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

As of March 12, 2015, there were 17,513,164 shares of registrant’s common stock outstanding.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,876,398	$2,177,070
Accounts receivable, net of allowance of $1,141,000 and $1,034,000 at January 31, 2015 and April 30, 2014, respectively	10,755,652	8,614,396
Costs and estimated earnings in excess of billings on uncompleted contracts	340,097	431,348
Deferred contract costs	224,538	1,166,734
Prepaid expenses and other current assets	294,084	201,001
Current assets held for sale	-	4,018,046
Total current assets	13,490,769	16,608,595

PROPERTY AND EQUIPMENT, net	1,268,711	1,769,976

OTHER ASSETS	11,384	48,776

OTHER ASSETS HELD FOR SALE	14,000	3,594,379

Total assets	$14,784,864	$22,021,726

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of loans payable	$36,493	$31,680
Senior secured convertible notes, net of debt discount of $0 and $853,000, respectively	-	44,921
Accounts payable and accrued expenses	5,016,607	4,782,906
Accrued severance	-	1,520,205
Billings in excess of costs and estimated earnings on uncompleted contracts	1,843,517	1,448,563
Due to related party	795,732	778,573
Other payable to Zurich	1,533,757	1,533,757
Short-term bank loan	3,199,760	3,195,000
Short-term promissory Notes	1,703,000	-
Income taxes payable	23,265	30,855
Dividend payable	625,601	72,034
Current liabilities held for sale	-	2,559,345
Total current liabilities	14,777,732	15,997,839

Loans payable, net of current portion	43,097	56,537
Total liabilities	14,820,829	16,054,376

COMMITMENTS AND CONTINGENCIES

(DEFICIT) EQUITY:
WPCS (DEFICIT) EQUITY:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized at January 31, 2015 and April 30, 2014, respectively
Convertible Series E - 0 and 2,438 shares issued and outstanding at January 31, 2015 and April 30, 2014, respectively; liquidation preference of $0 and $5,617,000 as of January 31, 2015 and April 30, 2014, respectively	-	2,438,000
Convertible Series F - 5,268 and 0 shares issued and outstanding at January 31, 2015 and April 30, 2014, respectively; liquidation preference of $8,538,567	1,589,933	-
Convertible Series F-1 - 10,575 and 0 shares issued and outstanding at January 31, 2015 and April 30, 2014, respectively; liquidation preference of $16,960,709	3,191,637	-
Convertible Series G - 2,088 and 0 shares issued and outstanding at January 31, 2015 and April 30, 2014, respectively; liquidation preference of $3,384,307	731,706	-
Convertible Series G-1 - 3,442 and 0 shares issued and outstanding at January 31, 2015 and April 30, 2014, respectively; liquidation preference of $5,559,704	1,206,285
Common stock - $0.0001 par value, 100,000,000 shares authorized, 14,513,164 and 13,913,164 shares issued and outstanding as of January 31, 2015 and April 30, 2014, respectively	1,451	1,391
Additional paid-in capital	66,968,332	66,672,106
Accumulated deficit	(74,819,549)	(65,222,355)
Accumulated other comprehensive income on foreign currency translation	345,430	1,232,003
Total WPCS (deficit) equity	(784,775)	5,121,145

Non-controlling interest	748,810	846,205
Total (deficit) equity	(35,965)	5,967,350

Total liabilities and equity	$14,784,864	$22,021,726

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	January 31,		January 31,
	2015	2014	2015	2014

REVENUE	$6,363,597	$6,269,742	$20,266,607	$15,025,632

COSTS AND EXPENSES:
Cost of revenue	5,210,427	4,829,942	16,348,515	11,559,485
Selling, general and administrative expenses	1,393,321	1,454,045	4,102,848	4,251,442
Severance expense	-	-	-	1,474,277
Depreciation and amortization	167,959	188,574	517,480	577,446
	6,771,707	6,472,561	20,968,843	17,862,650

OPERATING LOSS	(408,110)	(202,819)	(702,236)	(2,837,018)

OTHER EXPENSE (INCOME):
Interest expense	61,769	2,679,411	3,023,691	4,918,386
Change in fair value of derivative liabilities	-	-	-	833,750
Loss on extinguishment of Notes	-	-	-	1,299,304
Inducement expense	3,622,344	-	5,492,842	-
Income from section 16 settlement	(1,051,516)	-	(1,401,516)	-
Other expenses	(197,220)	-	(188,778)	-

Loss from continuing operations before income tax provision	(2,843,487)	(2,882,230)	(7,628,475)	(9,888,458)
Income tax provision	-	104,225	-	122,513
LOSS FROM CONTINUING OPERATIONS	(2,843,487)	(2,986,455)	(7,628,475)	(10,010,971)

Discontinued operations:
(Loss) income from discontinued operations	(110,513)	(408,579)	(1,805,748)	253,297
(Loss) gain from disposal	-	(104,446)	798,896	(104,446)
Gain from disposal of BTX	19,700	-	19,700	-
Loss from disposal of Seattle Operations	-	-	(374,932)	-
(Loss) income from discontinued operations, net of tax	(90,813)	(513,025)	(1,362,084)	148,851

CONSOLIDATED NET LOSS	(2,934,300)	(3,499,480)	(8,990,559)	(9,862,120)
Net income (loss) attributable to non-controlling interest	8,682	49,439	(93,453)	52,873
NET LOSS ATTRIBUTABLE TO WPCS	(2,942,982)	(3,548,919)	(8,897,106)	(9,914,993)
Dividend declared on preferred stock	(509,389)	-	(700,088)	(36,993)
NET LOSS ATTRIBUTABLE TO WPCS COMMON SHAREHOLDERS	$(3,452,371)	$(3,548,919)	$(9,597,194)	$(9,951,986)

Basic and diluted net loss attributable to WPCS common shareholders:
Loss from continuing operations	$(0.20)	$(0.46)	$(0.55)	$(3.43)
(Loss) income from discontinued operations	$(0.01)	$(0.06)	$(0.13)	$0.09
Gain (loss) from disposal	$0.00	$(0.02)	$0.03	$(0.04)
Basic and diluted net (loss) income from discontinued operations	$(0.01)	$(0.08)	$(0.10)	$0.05
Basic and diluted net loss per common share attributable to WPCS	$(0.21)	$(0.54)	$(0.65)	$(3.38)

Basic and diluted weighted average number of common shares outstanding	13,929,468	6,475,773	13,918,599	2,916,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three months ended		Nine months ended
	January 31,		January 31,
	2015	2014	2015	2014
Consolidated net loss	$(2,934,300)	$(3,499,480)	$(8,990,559)	$(9,862,120)
Other comprehensive (loss) gain
Foreign currency translation adjustments	(23,472)	(118,062)	(19,854)	(246,594)
Reclassification adjustments of other comprehensive loss on sale of Pride	-	-	(866,719)	-
Other comprehensive (loss) gain	(23,472)	(118,062)	(886,573)	(246,594)

Comprehensive loss	(2,957,772)	(3,617,542)	(9,877,132)	(10,108,714)
Less: comprehensive (loss) income attributable to non-controlling interest	(6,965)	48,401	(97,395)	62,026
Comprehensive loss attributable to WPCS shareholders	$(2,950,807)	$(3,665,943)	$(9,779,737)	$(10,170,740)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(Unaudited)

							Accumulated
					Additional		Other	WPCS	Non-	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Equity	Controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	(Deficit)	Interest	(Deficit)
BALANCE, April 30, 2014	2,438	$2,438,000	13,913,164	$1,391	$66,672,106	$(65,222,355)	$1,232,003	$5,121,145	$846,205	$5,967,350

Dividend declared on Series E preferred stock	-	-	-	-	-	(74,488)	-	(74,488)	-	(74,488)

Dividend declared on Series F and F-1 preferred stock	-	-	-	-	-	(323,959)	-	(323,959)	-	(323,959)

Dividend declared on Series G and G-1 preferred stock	-	-	-	-	-	(136,803)	-	(136,803)	-	(136,803)

Make-whole amount on conversion of preferred F-1 shares	-	-	-	-	-	(164,838)	-	(164,838)	-	(164,838)

Conversion of Series E preferred stock to promissory notes	(2,438)	(2,438,000)	-	-	-	-	-	(2,438,000)	-	(2,438,000)

Conversion of senior secured convertible note and related make-whole amount to Series F preferred stock	5,268	1,589,933	-	-	-	-	-	1,589,933	-	1,589,933

Conversion of senior secured convertible note and related make-whole amount to Series F-1 preferred stock	11,365	3,430,067	-	-	-	-	-	3,430,067	-	3,430,067

Conversion of senior secured convertible note and related make-whole amount to Series G-1 preferred stock	3,447	1,207,947	-	-	-	-	-	1,207,947	-	1,207,947

Conversion of Series F-1 preferred stock to common stock	(600)	(181,086)	600,000	60	181,026	-	-	-	-	-

Conversion of warrants to Series G preferred stock	2,088	731,706	-	-	-	-	-	731,706	-	731,706

Conversion of warrants to Series G-1 preferred stock	521	182,576	-	-	-	-	-	182,576	-	182,576

Settlement on cancellation of Series F-1 preferred stock	(190)	(57,344)	-	-	-	-	-	(57,344)	-	(57,344)

Settlement on cancellation of Series G-1 preferred stock	(526)	(184,238)	-	-	-	-	-	(184,238)	-	(184,238)

Stock based compensation	-	-	-	-	115,200	-	-	115,200	-	115,200

Other comprehensive loss	-	-	-	-	-	-	(19,854)	(19,854)	(3,942)	(23,796)

Reclassification adjustments of other comprehensive loss on sale of Pride	-	-	-	-	-	-	(866,719)	(866,719)	-	(866,719)

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	-	-	(93,453)	(93,453)

Net loss attributable to WPCS	-	-	-	-	-	(8,897,106)	-	(8,897,106)	-	(8,897,106)

BALANCE, January 31, 2015	21,373	$6,719,561	14,513,164	$1,451	$66,968,332	$(74,819,549)	$345,430	$(784,775)	$748,810	$(35,965)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	January 31,
	2015	2014
OPERATING ACTIVITIES :
Net loss attributable to WPCS	$(7,535,022)	$(10,063,844)
Consolidated net (loss) income from discontinued operations	(1,362,084)	148,851
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation and amortization	517,480	577,446
Inducement expense	5,492,842	-
Amortization of notes discount	853,417	4,278,687
Loss on extinguishment of Notes	-	1,299,304
Make-whole amount	1,889,716	-
Gain on sale of Pride	(798,896)	104,446
Gain on sale of BTX	(19,700)	-
Loss on sale of Seattle Operations	374,932	-
Stock-based compensation	115,200	23,651
Income on section 16 settlement	(1,401,516)	-
Cash received on section 16 settlement	650,000	-
Change in the fair value of derivative liabilities	-	833,750
Provision for doubtful accounts	-	33,223
Amortization of debt issuance costs	-	277,970
Gain on sale of fixed assets	-	8,601

Changes in operating assets and liabilities:
Restricted cash	-	1,869,178
Accounts receivable	(4,008,257)	(2,661,869)
Costs and estimated earnings in excess of billings on uncompleted contracts	(247,240)	(82,735)
Deferred contract costs	944,824	(457,041)
Current assets held for sale	492,679	497,401
Prepaid expenses and other current assets	(154,055)	(254,681)
Other assets	15,591	34,284
Other assets held for sale	3,580,379	218,200
Income taxes payable	(8,323)	(130,326)
Accounts payable and accrued expenses	2,127,417	(994,750)
Current liabilities held for sale	(3,029,345)	1,984,037
Accrued severance expense	(550,205)	1,300,000
Billings in excess of costs and estimated earnings on uncompleted contracts	447,386	(185,706)
Deferred revenue	-	179,772
NET CASH USED IN OPERATING ACTIVITIES	(1,612,780)	(1,162,151)

INVESTING ACTIVITIES:
Cash received on sale of Seattle	1,561,000	-
Sale (purchase) of property and equipment	100,521	(54,400)
Addition on acquisition of BTX capitalized software	(2,279)	-
Cash issued in the sale of BTX	(59,097)	-
Cash received from acquisition of BTX software	-	1,185,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,600,145	1,130,600

FINANCING ACTIVITIES:
Repayments under loans payable, net	(8,627)	(35,753)
Repayment to senior secured convertible notes	-	(9,507)
Repayments under other payable	-	(210,229)
Borrowings under short-term bank loan	-	818,550
Borrowings from related party	-	790,256
Debt issuance costs	-	(102,182)
Dividend paid on preferred stock	(146,521)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(155,148)	1,251,135

Effect of exchange rate changes on cash	(132,889)	(65,886)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(300,672)	1,153,698
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	2,177,070	917,752
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,876,398	$2,071,450

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of severance obligation and sale of Pride	$970,000	$-
Conversion of Series E preferred stock to promissory notes	$2,438,000	$-
Declaration on preferred dividend payable	$700,088	$-
Conversion of senior secured convertible note and related make-whole amount to Series F-1 preferred stock Series G-1 preferred stock	$4,918,360	$-
Conversion of senior secured convertible note and related make-whole amount to Series F preferred stock Series G preferred stock	$2,321,640	$-
Conversion of Series F-1 preferred stock to common stock	$181,066	$-
Section 16 settlement gain for cancellation of short term promissory notes	$735,000	$-
Section 16 settlement gain for cancellation of make-whole interest expense	$17,000	$-
Sale of BTX	$79,000	$-
Issuance of common stock for the conversion of Notes and accrued interest	$-	$3,114,816
Acquisition of BTX Software from issuance of Series E Preferred Stock	$-	$2,635,147
Reclassification of fair value of derivative liability on Notes and Warrants to additional paid-in capital upon the Amendment and Note Amendment	$-	$7,166,991
Reclassification of fair value of derivative liability on Notes to additional paid-in capital upon conversion of Notes	$-	$686,856

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND LIQUIDITY

Basis of Presentation and Recent Developments

The accompanying unaudited condensed consolidated financial statements include the accounts of WPCS International Incorporated, a Delaware corporation (“WPCS”) and its wholly and majority-owned subsidiaries, (collectively, the “Company”). The Company’s subsidiaries based in the United States include, or have included: WPCS Inc., WPCS International - Suisun City, Inc. (the “Suisun City Operations”), WPCS International - Lakewood, Inc. (the “Lakewood Operations”), WPCS International - Hartford, Inc. (the “Hartford Operations”), WPCS International - Trenton, Inc. (the “Trenton Operations”), WPCS International - Seattle, Inc. (the “Seattle Operations”), WPCS International - Portland, Inc. (the “Portland Operations”) and BTX Trader, LLC (“BTX”). International operations include WPCS Asia Limited, a 60% joint venture interest in Taian AGS Pipeline Construction Co. Ltd. (the “China Operations”), and WPCS Australia Pty Ltd, WPCS International – Brendale, Pty Ltd., and The Pride Group (QLD) Pty Ltd., (collectively, the Australia Operations).

.

With the recent divestitures of The Pride Group (QLD) Pty Ltd. (“Pride”), BTX and substantially all of the assets of the Seattle Operations, the Suisun City and China Operations are the Company’s current remaining operations as of January 31, 2015. As such, the Company intends to dissolve the remaining inactive domestic and international subsidiaries listed above.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q of Article 10 of Regulation S-X and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2014 included in the Company’s Annual Report on Form 10-K, filed on July 30, 2014 (the “Form 10-K”). The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of condensed consolidated financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine months ended January 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2015. The amounts for the April 30, 2014 consolidated balance sheet have been extracted from the audited consolidated financial statements included in the Form 10-K. All material intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications associated with the discontinued operations of Pride, BTX, and the Seattle Operations have been made to the prior periods’ financial information in order to conform to the current period’s presentation. The reclassifications had no impact on previously reported net loss or stockholders’ equity.

The Company specializes in contracting services, with 152 employees in two operation centers on two continents, and currently offers: (i) communications infrastructure services through the Suisun City Operations and (ii) construction and maintenance of pipelines for natural gas and petroleum transmission through the China Operations.

Recent Developments

Since the last quarterly report for the period ended October 31, 2014, the Company is herein outlining some of its most significant recent developments, some of which have occurred during the period covered by this report, while other developments occurred subsequent to the period covered by this report and are included in Note 14 – Subsequent Events.

Zurich Settlement

On February 20, 2015, the Company entered into a Settlement and Mutual Release Agreement (the “Settlement”) with Zurich American Insurance Company (“Zurich”) which provided for the payment to Zurich by the Company of $650,000 to settle the Company’s outstanding balance of approximately $1,534,000 that had been in default, and was previously due in full on December 31, 2013 under an existing forbearance agreement with Zurich. Upon execution of the Settlement, the Company paid Zurich $200,000, with the remaining balance of $450,000 payable in 10 equal monthly installments of $45,000. As part of the Settlement, Zurich remains entitled to receive a customer payment in the amount of approximately $324,000, which the company has not recognized in its financial statements, related to the Company’s previous project at the Cooper Medical Center of Rowan University in Camden, New Jersey (the “Cooper Project”) for the Camden County Improvement Authority (the “CCIA”), but only if such amount is collected by the Company. Moreover, conditioned upon receipt of the full settlement amount, Zurich has agreed to release all of its entire right, title and interest in and to the Cooper Project, against which the Company recently filed an action to recover approximately $2,400,000 from the CCIA.

NASDAQ Listing Requirements

On November 3, 2014, the Company received a letter from the Staff of the Listing Qualifications Department (the “NASDAQ Staff”) of the NASDAQ Stock Market (“NASDAQ”) indicating that for the last 30 consecutive business days, the closing bid price of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share (“Common Stock”) had been below $1.00 per share, the minimum closing bid price required by the continued listing requirements of the NASDAQ Capital Market (the “NASDAQ Capital Market”), as set forth in Listing Rule 5550(a)(2) (the “Bid Price Requirement”).

In accordance with Listing Rule 5810(c)(3)(A), the Company was granted 180 calendar days, or until May 4, 2015, to regain compliance with the Bid Price Requirement (the “Compliance Period”). To regain compliance, the closing bid price of the Company’s Common Stock must be at least $1.00 per share for a minimum of 10 consecutive business days, but generally no more than 20 business days, during the Compliance Period.

If the Company does not regain compliance with the Bid Price Requirement by May 4, 2015, the NASDAQ Staff will provide written notification to the Company that its Common Stock may be delisted. However, the Company would be entitled to an additional 180-day period from May 4, 2015 to regain compliance, if, on May 4, 2015, the Company meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for the NASDAQ Capital Market, with the exception of the Bid Price Requirement, and the Company would need to provide written notice to NASDAQ of its intention to cure the deficiency by effecting a reverse stock split, if necessary.

On March 3, 2015 the Company filed a definitive proxy statement with the Securities and Exchange Commission with respect to a special meeting of the Company’s stockholders, which is to be held on April 15, 2015 in order to seek stockholder approval to potentially effectuate a reverse stock split of its common stock, should the Company's Board of Directors deem it to be necessary to evidence compliance with the $1.00 Bid Price Requirement.

There is no assurance as to the price at which the Common Stock will trade. The Company intends to actively monitor the bid price of its Common Stock during the Compliance Period, and if the common stock continues to trade below the minimum bid price required for continued listing, the Company’s Board of Directors will consider its options to regain compliance with the continued listing requirements.

NASDAQ Equity Requirements

On December 29, 2014, the Company received a letter from the NASDAQ Staff indicating that the Company’s stockholders’ equity as reported in the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2014 filed with the Securities and Exchange Commission on December 22, 2014, and amended by Amendment No. 1 on December 23, 2014, was $396,635 as of October 31, 2014 and, as such, did not meet the minimum requirement of $2,500,000 for continued listing as set forth in NASDAQ’s Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”).

Under the applicable NASDAQ rules, the Company had 45 calendar days to submit a response outlining its plan as to how the Company would seek to regain compliance with the Stockholders’ Equity Requirement (a “Compliance Plan”). On February 12, 2015 the Company submitted a Compliance Plan in which the Company also requested an extension of time to meet the Stockholders’ Equity Requirement. Subsequently, on February 25, 2015, the Company received notification from the NASDAQ Staff granting the Company an extension until May 29, 2015 to regain compliance.

There can be no assurance that any plan submitted by the Company will be achieved in time to regain compliance by May 29, 2015. Any such failure may impact the liquidity and market price of the Company’s common stock and the Company’s access to the capital markets.

Authorized Shares Correction

At the Company’s annual meeting of stockholders on February 28, 2013 (the “Annual Meeting”) the Company’s stockholders approved a one-for-seven reverse split (the “Reverse Split”) of the Company’s Common Stock. Following the Annual Meeting, on March 4, 2013, the Company filed a Certificate of Amendment to its Certificate of Incorporation effectuating the Reverse Split, and increasing the number of authorized shares of Common Stock to 100,000,000, as approved by the Stockholders at the Annual Meeting. The amendment became effective on filing. Subsequently, on May 16, 2013, the Company filed the Certificate of Amendment, which reduced the authorized shares of Common Stock effective May 28, 2013.

The Company determined, upon the advice of special Delaware counsel, to file a Certificate of Correction to the Certificate of Amendment to correct the Company’s Certificate of Incorporation so that it would accurate reflect that the total number of authorized shares of Common Stock is 100,000,000 (the “Certificate of Correction”), the number the stockholders approved at the Annual Meeting. The Certificate of Correction was filed with the Secretary of State of the State of Delaware on December 19, 2014.

The Company therefore had sufficient authorized and unissued shares to settle various outstanding notes and warrants of the Company, with consideration given to all other outstanding share-settled contracts. The Company expects to keep an amount of Common Stock reserved for possible future conversions of shares of preferred stock (described below). Therefore, equity classification is not precluded. As a result of the correction of this error, certain descriptions regarding the authorized shares have been corrected in the accompanying financial statements. The Company has also determined that there is no material financial statement impact as a result of this change.

Exchange Agreements

On September 30, 2014, the Company entered into an Amendment, Waiver and Exchange Agreement (the “September Exchange Agreement”) with Hudson Bay Master Fund Ltd. (“Hudson Bay”), a holder of outstanding notes, warrants and preferred stock of the Company purchased pursuant to a Securities Purchase Agreement dated December 4, 2012 (the “2012 SPA”), an Amendment, Waiver and Exchange Agreement, dated October 25, 2013 (the “2013 Amendment”) and a Securities Purchase Agreement dated December 17, 2013, as amended (the “2013 SPA”).

Pursuant to the 2012 SPA, Hudson Bay purchased (i) a senior secured convertible note, which as of the date of the September Exchange Agreement (the “Hudson Closing Date”), had an outstanding principal amount of $145,362 (the “2012 Hudson Note”), which was convertible into shares of Common Stock and (ii) a warrant, which as of the Hudson Closing Date, allowed Hudson Bay to purchase 710,248 shares of Common Stock (the “2012 Hudson Warrant”). Pursuant to the 2013 Amendment, Hudson Bay acquired a warrant, which as of the Hudson Closing Date, allowed Hudson Bay to purchase an additional 61,760 shares of Common Stock (the “Amendment Hudson Warrant”). Pursuant to the 2013 SPA, Hudson Bay purchased (i) shares of series E convertible preferred stock (the “Series E Preferred Stock”), which as of the Hudson Closing Date, 794 were owned by Hudson Bay and were convertible into shares of Common Stock and (ii) a warrant, which as of the Hudson Closing Date, allowed Hudson Bay to purchase an additional 488,603 shares of Common Stock (the “2013 Hudson Warrant,” and together with the 2012 Hudson Warrant and the Amendment Hudson Warrant, the “Hudson Warrants”).

Pursuant to the September Exchange Agreement, Hudson Bay exchanged (i) the 2012 Hudson Note and associated make-whole amount for 5,268 shares of newly designated series F convertible preferred stock, par value $0.001 (the “Series F Preferred Stock”); (ii) the Series E Preferred Stock for a promissory note in a principal amount of $794,000 (the “2014 Hudson Note”) and 1,060 shares of series G convertible preferred stock, par value $0.001 (the “Series G Preferred Stock”); and (iii) the Warrants for 1,028 shares of Series G Preferred Stock. The Series F Preferred Stock and Series G Preferred Stock were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. Certificates of Designation for the Series F Preferred Stock and the Series G Preferred Stock were filed with the Secretary of State of the State of Delaware on the Hudson Closing Date. The terms of the Series F Preferred Stock, the Series G Preferred Stock, and the 2014 Hudson Note are identical to the terms of the Series F-1 Preferred Stock, the Series G-1 Preferred Stock, and the 2014 Note, described below.

On November 20, 2014, the Company entered into Amendment, Waiver and Exchange Agreements (the “November Exchange Agreements”) with the other eight holders (the “Holders”) of notes, warrants, and preferred stock of the Company purchased pursuant to the 2012 SPA, the 2013 Amendment, and the 2013 SPA.

Pursuant to the 2012 SPA, the Holders purchased (i) senior secured convertible notes, which as of the date of the November Exchange Agreement (the “Closing Date”), had an outstanding aggregate principal amount of $313,568 (collectively, the “2012 Notes”), which were convertible into shares of Common Stock and (ii) warrants, which as of the Closing Date, allowed the Holders to purchase an aggregate of 1,161,567 shares of Common Stock (collectively, the “2012 Warrants”).  Pursuant to the 2013 Amendment, the Holders exchanged the 2012 Warrants for warrants that allowed the Holders to purchase an aggregate of an additional 1,161,567 shares of Common Stock (the “Amendment Warrants”). Pursuant to the 2013 SPA, the Holders purchased (i) shares of Series E Preferred Stock, an aggregate of 1,644 of which were purchased by the Holders as of the Closing Date and (ii) warrants, which as of the Closing Date, allowed the holders to purchase an aggregate of 1,011,397 additional shares of Common Stock (collectively, the “2013 Warrants,” and together with the 2012 Warrants and the Amendment Warrants, the “Warrants”).

Pursuant to the November Exchange Agreements, the Holders exchanged (i) the 2012 Notes and associated make-whole amount for an aggregate of 11,175 shares of newly designated Series F-1 convertible preferred stock, par value $0.001 (the “Series F-1 Preferred Stock”); (ii) the Series E Preferred Stock for promissory notes in an aggregate principal amount of $1,644,000 (collectively the “2014 Notes”) and 2,194 shares of series G-1 convertible preferred stock, par value $0.001 (the “Series G-1 Preferred Stock” and collectively with the Series F Preferred Stock, the Series G Preferred Stock, and the Series F-1 Preferred Stock, the “Convertible Preferred Stock”); and (iii) the Warrants for 1,248 shares of Series G-1 Preferred Stock (collectively, the “Exchange”). The Series F-1 Preferred Stock and Series G-1 Preferred Stock were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

The 2014 Notes mature on September 30, 2015 and accrue no interest. Upon and during an event of default, the 2014 Notes shall accrue interest daily at a rate of twenty-five percent (25% per annum), compounding monthly. The Company has the right to redeem the 2014 Notes at any time. If the 2014 Notes are not repaid prior to October 5, 2015, the Company will be obligated to pay an additional 25% redemption premium. In addition, if the Company sells any securities, other than excluded securities, then the Company will redeem 17% of the 2014 Notes with the net proceeds of such offering. Upon an event of default, the Holders have the right to require the Company to redeem the 2014 Notes, with a 25% redemption premium upon the occurrence of certain events of default.

Pursuant to the Exchange, on the Closing Date, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designations, Preferences and Rights of Series F-1 Preferred Stock (the “Series F-1 Certificate of Designation”) and a Certificate of Designations, Preferences and Rights of Series G-1 Preferred Stock (the “Series G-1 Certificate of Designation”). Under the terms of the Series F-1 Certificate of Designation, each share of Series F-1 Preferred Stock has a stated value of $1,000 and is convertible into shares of Common Stock equal to the stated value (and all accrued but unpaid dividends) divided by the conversion price of $1.00 per share (subject to adjustment in the event of stock splits and dividends).  The Series F-1 Preferred Stock accrues dividends at a rate of 8% per annum, payable quarterly in arrears in cash or in kind, subject to certain conditions being met.  The Series F-1 Preferred Stock contains a three-year “make-whole” provision, such that the holder is entitled to receive an amount equal to the dividends that would have accrued from the date of the conversion until the third anniversary of such conversion. The Company is prohibited from effecting the conversion of the Series F-1 Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 9.99%, in the aggregate, of the issued and outstanding shares of the Common Stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series F-1 Preferred Stock.

Under the terms of the Series G-1 Certificate of Designation, each share of Series G-1 Preferred Stock has a stated value of $1,000 and is convertible into shares of Common Stock equal to the stated value (and all accrued but unpaid dividends) divided by the conversion price of $0.815 per share (subject to adjustment in the event of stock splits and dividends).  The Series G-1 Preferred Stock accrues dividends at a rate of 8% per annum, payable quarterly in arrears in cash or in kind, subject to certain conditions being met.  The Series G-1 Preferred Stock contains a three year “make-whole” provision such that if the Series G-1 Preferred Stock is converted prior to the third anniversary of the date of original issuance, the holder will be entitled to receive the remaining amount of dividends that would accrued from the date of the conversion until such third year anniversary.  The Company is prohibited from effecting the conversion of the Series G-1 Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 9.99%, in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series G-1 Preferred Stock.

During the three and nine months ended January 31, 2015, the Company recognized an inducement expense of $3,622,000 and $5,493,000 under these Exchange Agreements. A summary table of the inducement expense (difference between the fair value of the series and preferred stock and the carrying amount of the senior secured convertible note and make-whole amount prior to the conversion) for the three and nine months ended January 31, 2015 is as follows:

	3 Months	9 Months
Fair value of series F preferred stock (11,175 and 16,443 shares, respectively at $301.81)	$3,373,000	$4,963,000
Fair value of series G preferred stock (3,442 and 5,530 shares, respectively at $350.43)	1,206,000	1,938,000
Total consideration	4,579,000	6,901,000
Less: senior secured convertible note	(314,000)	(459,000)
Less: make-whole amount on senior secured convertible note	(643,000)	(949,000)
Total inducement expenses	$3,622,000	$5,493,000

In addition, as described above and in Note 6 – Senior Secured Convertible Notes, during the three months ended January 31, 2015, the Company issued the 2014 Notes in exchange for all of the outstanding Series E Preferred Shares.

BTX Trader, LLC

On November 26, 2014, the Company and BTX entered into and closed upon a Securities Purchase Agreement (the “BTX Agreement”) with Divya Thakur (“Thakur”) and Ilya Subkhankulov (“Subkhankulov” and together with Thakur, the “Purchasers”), pursuant to which the Company sold BTX to the Purchasers. The Purchasers are officers of BTX and Thakur was a director of the Company.

Pursuant to the BTX Agreement, in exchange for acquiring 100% of the common equity units of BTX, the Purchasers: (i) returned to the Company the senior secured convertible notes issued to the Purchasers by the Company in the aggregate principal amount of approximately $439,000; (ii) forfeited all outstanding stock options previously granted to the Purchasers under the Company’s incentive stock plan; cancelled the $500,000 secured note issued by BTX to the Purchasers; and (iv) agreed to terminate their employment agreements with the Company. Further, in connection with the Agreement, Thakur resigned from the board of directors of the Company.

In addition to the $939,000 of liabilities listed above the purchasers exchanged approximately $924,000 in make-whole interest amounts on convertible secured debt and approximately $99,000 in other liabilities for approximately $1,847,000 in capitalized software, $59,000 in cash and $36,000 in miscellaneous assets. The Company therefore recognized a gain on the sale of BTX of approximately $20,000.

Seattle Operations

On September 30, 2014 the Company sold substantially all of the assets of the Seattle Operations to EC Company, an Oregon-based electrical contracting company for an all-cash purchase price of $1,969,000. For the nine months ended January 31, 2015, the Company recorded a loss of approximately $375,000 on the disposition of the Seattle Operations and at January 31, 2015 has classified $14,000 of assets held for sale on its consolidated balance sheet.

Income from Section 16 Settlement

During the quarter ended January 31, 2015, the Company recorded income of $1,052,000 as it received $300,000 in cash, $735,000 in forgiveness of certain 2014 Notes and $17,000 of make-whole forgiveness on certain convertible preferred notes as part of the settlement with certain Holders of the 2012 Note who were defendants named in a Section 16 litigation brought by a shareholder of WPCS. As part of certain of the settlements with two of the Holders, the Company also received and subsequently cancelled, 190 shares of Series F-1 Preferred Stock and 526 shares of Series G-1 Preferred Stock. For the nine months ended January 31, 2015 the Company recorded income of $1,402,000 as in addition to the above settlement, $350,000 in cash was received in previous Section 16 settlement.

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three and nine months ended January 31, 2015, the Company incurred losses from continuing operations of $2,843,000 and $7,628,000, respectively and had a condensed consolidated net loss of $2,934,000 and $8,991,000, respectively. On January 31, 2015, the Company had a working capital deficiency of approximately $1,287,000, which consisted of current assets of approximately $13,491,000 and current liabilities of $14,778,000. The Company’s continuation as a going concern beyond the next twelve months from the date of filing and our ability to discharge our liabilities and commitments in the normal course of business is ultimately dependent upon the execution of our future plans, which include our ability to generate future operating income, reduce operating expenses and produce cash from our operating activities, which will be affected by general economic, competitive, and other factors, many of which are beyond our control and our ability to raise additional funds either through the financing or sale of assets or raising additional capital through equity or debt markets. Presently we have no commitments to raise cash or capital and these factors raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that our plans to ensure continuation as a going concern will be successful. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. The most significant estimates relate to the calculation of percentage-of-completion on uncompleted contracts, allowance for doubtful accounts, realization of deferred tax assets and valuation of equity instruments. Actual results could differ from these estimates.

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

Of the $10,756,000 of accounts receivable, $5,117,000 is associated with the China Operations, with $1,519,000 aged for a period longer than one year. In addition, there was one customer of the Suisun City Operations who comprised 23% of the Company’s total accounts receivable. Also included in the accounts receivable is retainage receivable of $1,143,000 and $635,000 at January 31, 2015 and April 30, 2014, respectively, and both the retainer and aged accounts receivable are expected to be collected.

Revenue Recognition

Domestically, the Company generates its revenue by offering low voltage communications infrastructure contracting services. The Company’s contracting services report revenue pursuant to customer contracts that span varying periods of time. The Company reports revenue from contracts when persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is reasonably assured.

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

The length of the Company’s contracts varies but is typically between three months and two years. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying consolidated balance sheets as they will be liquidated in the normal course of contract completion, although this may require more than one year. For the three and nine months ended January 31, 2015, 57% and 58%, respectively of our Suisun City Operations revenue was derived from one customer.

Internationally, the Company records the revenue and profit from short-term contracts from its China Operations under the completed contract method, whereas income is recognized only when a contract is completed or substantially completed. Accordingly, during the period of performance, billings and deferred contract costs are accumulated on the consolidated balance sheets as deferred contract costs and deferred revenue. The Company’s accounting policy is based on the short-term nature of the work performed. Deferred contract costs include equipment lease deposits to the third party vendors of approximately $224,000 and $1,167,000 as January 31, 2015 and April 30, 2014 respectively.

The Company also recognizes certain revenue from short-term contracts when the services have been provided to the customer. For maintenance contracts, revenue is recognized ratably over the service period.

Fair Value of Series F, Series F-1, Series G and Series G-1 Preferred Stock

The fair value of the Preferred Stock is based on unobservable inputs. Such unobservable inputs include use of the Company’s own data or assumptions such as earnings and discounted cash flow. The Company estimates of the fair value of the Preferred Stock is based on assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for expected dividends and the fair value of the underlying common stock. Using the Black Sholes pricing model and input for risk free interest rate of .97%, volatility of 180.2% , dividends of $0 and a three year term the Fair value of the Preferred Series F and F-1 shares were determined to be $301.81 per share and the Preferred Series G and G-1 were determined to be $350.43 per share.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. The Company is currently assessing the future impact of ASU No. 2014-08 on its financial statements.

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Form 10-K.

NOTE 3 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share from continuing operations is computed as net loss from continuing operations less non-controlling interest and dividends on preferred stock, divided by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur from common stock issuable through the exercise of stock options and warrants and Note conversions.

The following were excluded from the computation of diluted shares outstanding due to the losses from continuing operations for the three and nine months ended January 31, 2015 and 2014, as they would have had an anti-dilutive impact on the Company’s net loss.

	As of
	January 31,
	2015	2014
Common stock equivalents:
Stock options	760,857	918
Series F and F-1 preferred stock	15,843,000	-
Series G and G-1 preferred stock	6,785,276	-
Stock warrants	341,220	608,237
Make-whole on preferred shares	6,216,679	-
Senior Secured Convertible Notes	-	4,186,134

Totals	29,947,032	4,795,289

NOTE 4 - CAPITALIZED SOFTWARE

Based upon the sale of BTX on November 26, 2014, the Company’s remaining balance of approximately $1,847,000 of capitalized software was included as part of the sale (see Note 1 – Basis of Presentation and Recent Developments) and, therefore, the capitalized software amount at October 31, 2014 was reduced to $0.

Previously, the Company performed reviews of the recoverability of such capitalized software costs.  The impairment charge, which reduced the capitalized costs related to a specific software project to $1,847,000, was based on non-recurring Level 3 fair value measurement and which are based on unobservable inputs (which reflect the Company’s internal markets assumptions) that are supported by little or no market activity and that are significant to the fair value of the asset.

The gross carrying amounts and accumulated amortization related to the acquired intangible assets as of January 31, 2015 are as follows:

Capitalized Software at April 30, 2014, net	$3,207,305
Additions acquired	2,279
Less: Sale of capitalized software	1,847,406
Less: amortization expense and Impairment loss	1,362,178
Capitalized Software at January 31, 2015, net	$-

The Company incurred amortization expense associated with its finite-lived intangible assets of $0 for both the three months ended January 31, 2015 and 2014, and $535,000 and $0 for the nine months ended January 31, 2015 and 2014, respectively.

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Costs and estimated earnings on uncompleted contracts consist of the following at January 31, 2015 and April 30, 2014:

	January 31, 2015	April 30, 2014

Costs incurred on uncompleted contracts	$26,256,693	$14,457,907
Estimated contract earnings	5,426,254	3,291,077
	31,682,947	17,748,984
Less: Billings to date	33,186,367	18,766,199
Total	$(1,503,420)	$(1,017,215)

Costs and estimated earnings in excess of billings on uncompleted contracts	$340,097	$431,348
Billings in excess of cost and estimated earnings on uncompleted contracts	1,843,517	1,448,563
Total	$(1,503,420)	$(1,017,215)

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

NOTE 6 - SENIOR SECURED CONVERTIBLE NOTES

As described in Note 1 (Basis of Presentation and Recent Developments) pursuant to the 2012 SPA, the Company issued the 2012 Notes, which had an aggregate principal amount of $458,930, and which were convertible into shares of Common Stock. Pursuant to the September Exchange Agreement and the November Exchange Agreement, the 2012 Notes were exchanged for shares of Series F, F-1, G, and G-1 Preferred Stock (the “Exchange”). In addition, pursuant to the sale of BTX, $439,408 of convertible notes were returned to the Company (the “BTX Cancellation”).

Following the aforementioned Exchange and BTX Cancellation, the Notes consisted of the following as of January 31, 2015:

	Notes	Debt Discount	Total
Beginning balance as of April 30, 2014 - Senior secured convertible notes, interest at 4% per annum to maturity June 5, 2014	$898,338	$(853,417)	$44,921
Amortization of debt discount	-	853,417	853,417
Conversion of Senior secured convertible notes to preferred stock	(898,338)	-	(898,338)
	$-	$-	$-

NOTE 7 - OTHER DEBT

Short-Term Bank Loan

China Operations has a short-term bank loan of $3,200,000 with the Bank of China (the Short-Term Bank Loan) with an interest rate of 7.38% due quarterly. The original August 1, 2014 maturity date of the Short-Term Bank Loan was recently extended to July 31, 2015. Such Short-Term Bank Loan is secured by the assets of TGG only, and not guaranteed by WPCS.

Due Related Party

As of January 31, 2015 and April 30, 2104, the China Operations had outstanding payables, representing interest accrued on working capital loans in the amounts of $796,000 and $779,000, respectively, due on demand to a related party, TGG. This loan is not guaranteed by WPCS. Interest expense for the quarter ended January 31, 2015 was immaterial.

Short Term Promissory Notes

As described in Note 1, the Company issued the 2014 Notes, with an initial principal amount of $2,438,000, pursuant to the Exchange. The 2014 Notes mature on September 30, 2015 and accrue no interest. On January 28, 2014, 2014 Notes with a principal amount of $735,000 were returned to the Company as part of various Section 16 settlements and therefore, the outstanding principal balance of the 2014 Notes as of January 31, 2015 was $1,703,000.

NOTE 8 - NON-CONTROLLING INTEREST

The Company presents the 40% non-controlling interest associated with the China Operations as a component of equity, along with any changes in the Company’s ownership interest, and will continue as such, for as long as the Company retains its controlling interest upon a loss of control, retained ownership interest will be re-measured at fair value, with any gain or loss recognized in earnings. Income and losses attributable to the non-controlling interests associated with the China Operations are presented separately in the Company’s financial statements.

Non-controlling interest as of January 31, 2015 consists of the following:

January 31, 2015
Balance at April 30, 2014	$846,205
Net loss attributable to non-controlling interest	(93,453)
Other comprehensive loss attributable to non-controlling interest	(3,942)
Balance at January 31, 2015	$748,810

NOTE 9 - RELATED PARTY TRANSACTIONS

The China Operations earned revenue for contracting services provided to TGG (the owner of the non-controlling interest in the China Operations) and TGG’s subsidiaries in the amount of $835,000 and $1,565,000 for the three and nine months ended January 31, 2015, respectively. There was $0 revenue from TGG for the three and nine months ended January 31, 2014. The China Operations accounts receivable due from TGG and subsidiaries was $442,000 and $0 as of January 31, 2015 and April 30, 2014, respectively.

NOTE 10 - SEGMENT REPORTING

The Company's reportable segments are determined and reviewed by management based upon the nature of the services, the external customers and customer industries and the sales and distribution methods used to market the products. Management evaluates performance based upon income (loss) before income taxes. Corporate includes such items as corporate salaries and external professional fees for accounting, legal and investor relations, which are not allocated to the other segments. Corporate assets primarily include cash and cash equivalents and prepaid expenses.

As part of the acquisition of BTX and the expected addition of a related new line of business, we reorganized our operating segments to correspond to the primary service lines: communications infrastructure contracting services and virtual currency trading platform. Accordingly, the Company reclassified the reporting of its segment results under these two reporting segments in this Form 10-Q for the three and nine months ended January 31, 2015 and 2014. However, during the third quarter of 2015, the Company sold BTX which previously was the Company’s sole operation comprising its virtual currency segment and as a result, the Company will have no future activity in that segment.

The segment information presented below contains the operating results for the continuing operations only. Segment results for the three and nine months ended January 31, 2015 and 2014 are as follows:

	For the three months ended January 31, 2015
		Contracting	Virtual
	Corporate	Services	Currencies		Total

Revenue	$-	$6,363,597	$-	**	$6,363,597
Depreciation and amortization	$-	$167,959	$-	**	$167,959
(Loss) income before income taxes from continuing operations	$(3,243,232)	$399,745	$-	**	$(2,843,487)
Total assets*	$627,922	$14,142,942	$-	**	$14,770,864
Disposals of property and equipment	$-	$(240,585)	$-	**	$(240,585)

* Excludes assets held for sale of $14,000

** BTX was sold on November 26, 2014

	For the three months ended January 31, 2014
		Contracting	Virtual
	Corporate	Services	Currencies	Total

Revenue	$-	$6,269,742	$-	$6,269,742
Depreciation and amortization	$1,339	$187,235	$-	$188,574
(Loss) income before income taxes from continuing operations	$(3,206,398)	$324,168	$-	$(2,882,230)
Total assets*	$3,270,366	$15,649,788	$-	$18,920,154
Additions of property and equipment	$-	$119,782	$-	$119,782

* Excludes assets held for sale of $3,456,000

	For the nine months ended January 31, 2015
		Contracting	Virtual
	Corporate	Services	Currencies		Total

Revenue	$-	$20,266,607	$-	**	$20,266,607
Depreciation and amortization	$289	$517,191	$-	**	$517,480
(Loss) income before income taxes from continuing operations	$(8,886,536)	$1,258,061	$-	**	$(7,628,475)
Total assets*	$627,922	$14,142,942	$-	**	$14,770,864
Disposals of property and equipment	$-	$(100,521)	$-	**	$(100,521)

* Excludes assets held for sale of $14,000

** BTX was sold on November 26, 2014

	For the nine months ended January 31, 2014
		Contracting
	Corporate	Services	Virtual Currencies	Total

Revenue	$-	$15,025,632	$-	$15,025,632
Depreciation and amortization	$7,505	$569,941	$-	$577,446
(Loss) income before income taxes from continuing operations	$(10,279,655)	$391,197	$-	$(9,888,458)
Total assets*	$3,270,366	$10,631,425	$-	$13,901,791
Additions of property and equipment	$-	$330,948	$-	$330,948

* Excludes assets held for sale of $4,514,000

NOTE 11 – STOCK OPTION COMPENSATION EXPENSE

During the Quarter ended January 31, 2105, the Company finalized the grant of 720,000 stock options granted under its 2014 equity incentive plan. The total compensation expense was calculated using the Black-Scholes pricing model, using the following inputs. The Company recorded stock based compensation expense of $115,200, which is included as part of selling, general and administrative expenses for the quarter ended January 31, 2015.

Stock option plans	For the Nine
Months ended
January 31, 2015
Exercise price	$1.20
Expected stock price volatility	131.5%
Risk-free rate of interest	1.10%
Expected term (years)	2.5

The following table summarizes outstanding stock options as of January 31, 2015.

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding as of April 30, 2014	79,207	$5.23
Employee options granted	720,000	1.20
Expiration	(38,350)	1.17
Outstanding as of January 31, 2015	760,857	$1.68
Options vested	760,857	$1.17

The Company’s stock price at January 31, 2015 was $.28 and therefore no options were in the money.

NOTE 12 - DISCONTINUED OPERATIONS

During the nine-months ended January 31, 2015, the Company has completed the sales of Pride, BTX, and substantially all of the assets of the Seattle Operations.

As a result, the Company has reported the financial activity of Pride, BTX and Seattle as discontinued operations for all periods presented. The following is a summary of the operating results for the discontinued operations as follows:

	Three months ended		Nine months ended
	January 31,		January 31,
	2015	2014	2015	2014

REVENUE	$5,150	$3,657,920	$4,736,171	$13,520,488

COSTS AND EXPENSES:
Cost of revenue	4,656	2,744,479	3,541,977	9,844,838
Selling, general and administrative expenses	119,367	1,248,533	1,653,998	3,181,675
Depreciation and amortization	216	70,880	517,226	235,386
Impairment loss on capitalized software	-	-	827,448	-
	124,239	4,063,892	6,540,649	13,261,899
OPERATING (LOSS) INCOME FROM DISCONTINUED OPERATIONS	(119,089)	(405,972)	(1,804,478)	258,589

Interest (income) expense	(8,576)	2,607	1,270	5,292
(Loss) income from discontinued operations	(110,513)	(408,579)	(1,805,748)	253,297

Gain (loss) from disposal	-	(104,446)	798,896	(104,446)
Gain from disposal of BTX	19,700	-	19,700	-
Loss from disposal of Seattle Operations	-	-	(374,932)	-
TOTAL (LOSS) INCOME FROM DISCONTINUED OPERATIONS	$(90,813)	$(513,025)	$(1,362,084)	$148,851

The following table summarizes assets and liabilities held for sale for the Seattle operations as of January 31, 2015 and for Seattle, Pride and BTX operations as April 30, 2014:

	January 31, 2015	April 30, 2014
ASSETS
CURRENT ASSETS:
Accounts receivable, net of allowance	$-	$3,351,881
Costs and estimated earnings in excess of billings on uncompleted contracts	-	616,858
Prepaid expenses and other current assets	-	49,307
Total current assets held for sale	-	4,018,046

PROPERTY AND EQUIPMENT, net	-	353,428

Capitalized software, net	-	3,207,305

OTHER ASSETS	14,000	33,646
Total other assets held for sale	14,000	3,594,379
Total assets held for sale	$14,000	$7,612,425

LIABILITIES
Current portion of loans payable	$-	$115,325
Accounts payable and accrued expenses	-	1,598,912
Billings in excess of costs and estimated earnings on uncompleted contracts	-	345,108
Secured promissory note, related parties		500,000
Total current liabilities held for sale	-	2,559,345
Total liabilities held for sale	$-	$2,559,345

NOTE 13 - STOCKHOLDERS’ EQUITY

Common Shares

During the quarter ended January 31, 2015, the Company issued 600,000 shares of Common Stock, in transactions that were not registered under the Securities Act of 1933. The shares of Common Stock were issued upon the conversion of 600 shares of Series F-1 Preferred Stock in reliance upon the exemption from registration in Section 3(a)(9) of the Securities Act of 1933.

Preferred Shares

During the quarter ended January 31, 2015, the Company issued 11,175 shares of Series F-1 Preferred Stock and 3,447 shares of Series G-1 Preferred Stock (see Note 1 – Basis of Presentation and Recent Developments).

NOTE 14 - SUBSEQUENT EVENTS

For the period from February 1, 2015 through March 15, 2015, The Company issued 3,000,000 shares of Common Stock in transactions that were not registered under the Securities Act of 1933. The shares of Common Stock were issued upon the conversion of 3,000 shares of Series F-1 Preferred Stock in reliance upon the exemption from registration in Section 3(a)(9) of the Securities Act of 1933. As of March 15, 2015 the Company has 17,513,164 shares of Common Stock outstanding.

On February 20, 2015, the Company entered into the Settlement with Zurich which provided for the payment to Zurich by the Company of $650,000 to settle the Company’s outstanding balance of approximately $1,534,000 that had been in default, and was previously due in full on December 31, 2013 under an existing forbearance agreement with Zurich. Upon execution of the Settlement, the Company paid Zurich $200,000, with the remaining balance of $450,000 payable in 10 equal monthly installments of $45,000. As part of the Settlement, Zurich remains entitled to receive a customer payment in the amount of approximately $324,000, which the company has not recognized in its financial statements, related to the Company’s previous project at the Cooper Medical Center of Rowan University in Camden, New Jersey (the “Cooper Project”) for the CCIA, but only if such amount is collected by the Company. Moreover, conditioned upon receipt of the full settlement amount, Zurich has agreed to release all of its entire right, title and interest in and to the Cooper Project, against which the Company recently filed an action to recover approximately $2,400,000 from the CCIA.

On February 3, 2015, the Company and its interim Chief Executive Officer entered into an amendment (the “Amendment”) to the letter agreement between the Company and the interim Chief Executive officer effective as of August 1, 2013, setting forth the terms of employment by the Company of the interim Chief Executive Officer (the “Agreement”). Under the terms of the Amendment, the interim Chief Executive Officer will receive an annual base salary of $180,000, effective as of January 1, 2015, and options to purchase 300,000 shares of the Company’s common stock, subject to performance-based vesting.

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

Overview

The Company currently specializes in contracting services, with two operation centers on two continents offering: (i) communications infrastructure through its Suisun City Operations and (ii) construction and maintenance of pipelines for natural gas and petroleum transmission through its China Operations.

Our Suisun City Operations communication infrastructure services offers low voltage communications infrastructure contracting services to the public services, healthcare, energy and corporate enterprise markets. We provide an integrated approach to project coordination that creates cost-effective solutions. Corporations, government entities, healthcare organizations and educational institutions depend on the reliability and accuracy of voice, data and video communications. However, the potential for this new technology cannot be realized without the right infrastructure to support the convergence of technology. In this regard, we create integrated building systems, including the installation of advanced structured cabling systems. We specialize in wireless technology or combination of various technologies to develop a cost effective network for a customer's wireless communication requirements. This includes Wi-Fi networks, point-to-point systems, cellular networks, in-building systems and two-way communication systems. We support the integration of telecommunications, life safety, security and HVAC and design for future growth by building in additional capacity for expansion as new capabilities are added.

Our China Operations offers expertise in the construction and maintenance of pipelines for natural gas and petroleum transmission, which includes experience in transmission infrastructure, horizontal directional drilling and rock trenching. In addition, we offer trenching services for power lines, telecommunications and water lines.

For the three and nine months ended January 31, 2015, we generated revenues from continuing operations of $6,400,000 and $20,300,000 respectively, compared to $6,300,000 and $15,000,000, respectively for same periods in 2014. The majority of the revenue was generated by the Suisun City Operations, which accounted for $5,262,000 and $4,324,000 for the three months ended January 31, 2015 and 2014, respectively, and $17,417,000 and $10,457,000 for the nine months ended January 31, 2015 and 2014, respectively. Our backlog at January 31, 2015 was $10,000,000.

During the past fiscal year, our strategy in the contracting services segment included divesting certain operations through the sale of Pride and the Seattle Operations. Moreover, the Company continues to seek a buyer for its majority interest in the China Operations. In addition, the Company sold BTX, which was focused on opportunities within the digital currency market. With the sale of BTX, the Company no longer conducts business in the virtual currency segment.

We have divested those operations that have not been profitable and/or which generated proceeds for the Company, as part of our plan to reduce expenses, liabilities, and debt and to improve operational performance and cash flow.  Our longer-term plan continues to be to strengthen the Company’s balance sheet as well as to increase revenue, profit and positive cash flow at our Suisun City Operations, while seeking additional growth opportunities for the Company.

Results of Operations for the Three Months Ended January 31, 2015 Compared to the Three Months Ended January 31, 2014

Consolidated results for the three months ended January 31, 2015 and 2014 were as follows:

	Three months ended
	January 31,
	2015		2014

REVENUE	$6,363,597	100.0%	$6,269,742	100.0%

COSTS AND EXPENSES:
Cost of revenue	5,210,427	81.9%	4,829,942	77.0%
Selling, general and administrative expenses	1,393,321	21.9%	1,454,045	23.2%
Depreciation and amortization	167,959	2.6%	188,574	3.0%
Total costs and expenses	6,771,707	106.4%	6,472,561	103.2%

OPERATING LOSS	(408,110)	-6.4%	(202,819)	-3.2%

OTHER EXPENSE (INCOME):
Interest expense	61,769	1.0%	2,679,411	42.7%
Inducement expense	3,622,344	56.9%	-	-
Income from section 16 settlement	(1,051,516)	-16.5%	-	-
Other income	(197,220)	-3.1%	-	-
Loss from continuing operations before income tax provision	(2,843,487)	-44.7%	(2,882,230)	-46.0%
Income tax provision	-	0.0%	104,225	1.7%
LOSS FROM CONTINUING OPERATIONS	(2,843,487)	-44.7%	(2,986,455)	-47.7%

Discontinued operations:
Loss from discontinued operations, net of tax	(110,513)	-1.7%	(408,579)	-6.5%
Gain from disposal of BTX	19,700	0.3%	-	0.0%
Loss from disposal	-	0.0%	(104,446)	-1.6%

CONSOLIDATED NET LOSS	(2,934,300)	-46.1%	(3,499,480)	-55.8%
Net income attributable to non-controlling interest	8,682	0.1%	49,439	0.8%
NET LOSS ATTRIBUTABLE TO WPCS	(2,942,982)	-46.2%	(3,548,919)	-56.6%
Dividend declared on preferred stock	(509,389)	-8.0%	-	-
NET LOSS ATTRIBUTABLE TO WPCS COMMON SHAREHOLDERS	$(3,452,371)	-54.2%	$(3,548,919)	-56.6%

Loss from Continuing Operations

The Company had an operating loss of $408,000 for the three months ended January 31, 2015 as compared to an operating loss of $203,000 for the same period in 2014. This quarter’s loss was comprised of corporate expenses of $878,000, which were partially offset by: (i) operating income of $236,000 from Suisun City Operations and $83,000 from China Operations and (ii) $151,000 from the reversal of lease expense from the former Trenton Operations. The details of the operating loss are as follows:

Revenue

Revenue for the three months ended January 31, 2015 increased $94,000, or 1.5%, to $6,364,000, as compared to $6,270,000 for same period last year primarily due to a 21.7% increase in revenue in Suisun City Operations to $5,262,000 from $4,324,000, of which one project accounted for $3,000,000 or 57% of the 2015 amount, and which was partially offset by a 45.5% decrease in revenue from China Operations to $1,101,000 from $2,021,000, caused by general reduction in contracts awarded.

Cost of Revenue

Cost of revenue, which consists of direct costs on contracts: materials, direct labor, third party subcontractor services, union benefits and other overhead costs increased $380,000, or 7.9%, to $5,210,000 or 81.9% of revenue for the three months ended January 31, 2015 as compared to $4,830,000, or 77% of revenue for the same period in 2014. Such increase in the cost of revenue was due primarily to higher subcontracting costs in connection with certain higher revenue, lower margin jobs in the Suisun City Operations.

Selling, General and Administrative Expenses

For the three months ended January 31, 2015, total selling, general and administrative expenses decreased $61,000 or 4.2% to $1,393,000 as compared to $1,454,000 for the same period in 2014 and which was primarily due to lower: (i) payroll and payroll related costs as a result of reductions in staff; (ii) leasing cost related the closure of the Company’s former corporate office and Trenton facility; and (iii) franchise tax refund, all of which were partially offset by higher: (i) stock compensation cost for stock options issued to certain members of management and the board of directors and (ii) professional fees for accounting, consulting and investor relations services, as well as legal fees as a result of substantial transactional activities related to divestitures, multiple proxy filings, NASDAQ issues and other legal matters.

Depreciation and Amortization

For the three months ended January 31, 2015, depreciation and amortization decreased $21,000 or 11.1% to $168,000 as compared to $189,000 for the same period in 2014. Substantially all of the depreciation expense is associated with the China Operations and such decrease was due primarily from the disposition of assets no longer in use.

Loss from Continuing Operations

The Company had a net loss from continuing operations of $2,843,000 for the three months ended January 31, 2015 as compared to a net loss of $2,986,000 for the same period in 2014. Loss from continuing operations is determined by adjusting the operating loss by the following items:

Interest Expense

For the three months ended January 31, 2015 and 2014, interest expense was approximately $62,000 and $2,700,000, respectively. The significant reduction in interest expense in 2015 as compared to the same period in 2014 is attributable to the exchange of the 2012 Notes that was completed in November 2014.

Inducement Expense

During the three months ended January 31, 2015 and 2014, we recognized an inducement expense of $3,622,000 and $0, respectively. The increase in the inducement expense for the three months ended January 31, 2015 was related to the conversion of senior secured convertible notes of $313,000 and related make-whole amount of $643,000 to Series F-1 Preferred Stock with a fair value of $3,372,000 and Series G-1 Preferred Stock with a fair value of $1,206,000. We recorded the difference in the fair value of the preferred stock over the value of the notes and make-whole amount (conversion price) as an inducement expense because the fair value of the preferred stock was higher than the conversion price. The fair value of the Series F-1 Preferred Stock and Series G-1 Preferred Stock was based on unobservable inputs. We estimated the fair value of the Series F-1 Preferred Stock and Series G-1 Preferred Stock assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for expected dividends and the fair value of the underlying common stock. There will be no further inducement expense related to the conversion of the senior secured notes.

Income from Section 16 Settlement

During the quarter ended January 31, 2015, the Company recorded income of $1,051,000 as it received $300,000 in cash, $735,000 in forgiveness of certain 2014 Notes and $16,000 of make-whole forgiveness on certain convertible preferred notes as part of the settlement with certain Holders of the 2012 Note who were defendants named in a Section 16 litigation brought by a shareholder of WPCS

Other Income

During the three months ended January 31, 2015 the Company reversed $197,000 of estimated accrued expenses that it had recorded in prior years, as the Company has determined that these estimates required adjustment.

Net Loss Attributable to WPCS Common Shareholders

The Company incurred a net loss attributable to WPCS common shareholders of $3,452,000 for the three months ended January 31, 2015 as compared to net loss attributable to WPCS common shareholders of $3,549,000 for the same period in 2014. The following items are the adjustments to the loss from continuing operations that result in determining the net loss attributable to WPCS common shareholders.

Income (Loss) From Discontinued Operations

As a result of the disposition of Pride, BTX and the Seattle Operations, we have recorded all activity related to those subsidiaries as income (loss) from discontinued operations (see Note 12 – Discontinued Operations). The cumulative effect is a loss of $111,000 for the three months ended January 31, 2015 as compared to a loss of $409,000 for the same period in 2014 resulting from the disposition of the Lakewood and Hartford Operations.

In addition, for the three months ended January 31, 2015, the Company had a gain on disposal of $20,000 on the sale of BTX as compared to a loss on disposal of $104,000 related to the sale of the Lakewood and Hartford Operations for the same period in 2014.

Net income attributable to non-controlling interest

The Company’s net income attributable to non-controlling interest related to its China Operations for the three months ended January 31, 2015 was $9,000 as compared to net income of $49,000 for the same period last year.

As a result of the Exchange entered into during the three months ended January 31, 2015, the Company recorded net dividend expense on preferred stock of $510,000.

Results of Operations for the Nine Months Ended January 31, 2015 Compared to the Nine Months Ended January 31, 2014

Consolidated results for the nine months ended January 31, 2015 and 2014 were as follows:

	Nine months ended
	January 31,
	2015		2014
REVENUE
	$20,266,607	100.0%	$15,025,632	100.0%
COSTS AND EXPENSES:
Cost of revenue
Selling, general and administrative expenses	16,348,515	80.8%	11,559,485	77.0%
Severance expense	4,102,848	20.2%	4,251,442	28.3%
Depreciation and amortization	-	0.0%	1,474,277	9.8%
Total costs and expenses	517,480	2.6%	577,446	3.8%
	20,968,843	103.6%	17,862,650	118.9%
OPERATING LOSS
	(702,236)	-3.6%	(2,837,018)	-18.9%
OTHER EXPENSE (INCOME):
Interest expense	3,023,691	14.9%	4,918,386	32.7%
Inducement expense	5,492,842	27.1%	-	0.0%
Income from section 16 settlement	(1,401,516)	-6.9%	-	0.0%
Loss on extinguishment of Notes	-	0.0%	1,299,304	8.6%
Change in fair value of derivative liabilities	-	-	833,750	5.6%
Other income	(188,778)	-0.9%	-	-
Loss from continuing operations before income tax provision	(7,628,475)	-37.7%	(9,888,458)	-65.8%
Income tax provision	-	0.0%	122,513	0.8%
LOSS FROM CONTINUING OPERATIONS	(7,628,475)	-37.7%	(10,010,971)	-66.6%

Discontinued operations:
(Loss) income from discontinued operations	(1,805,748)	-8.9%	253,297	1.7%
Gain from disposal of BTX	19,700	0.1%	-	0.0%
Loss from disposal of Seattle Operations	(374,932)	-1.8%	-	0.0%
Gain (loss) from disposal	798,896	3.9%	(104,446)	-0.7%
Income from discontinued operations, net of tax	(1,362,084)	-6.7%	148,851	1.0%

CONSOLIDATED NET LOSS	(8,990,559)	-44.4%	(9,862,120)	-65.6%
Net (loss) income attributable to non-controlling interest	(93,453)	-0.5%	52,873	0.4%
NET LOSS ATTRIBUTABLE TO WPCS	(8,897,106)	-43.9%	(9,914,993)	-66.0%
Dividend declared on preferred stock	(700,088)	-3.5%	(36,993)	-0.2%
NET LOSS ATTRIBUTABLE TO WPCS COMMON SHAREHOLDERS	$(9,597,194)	-47.4%	$(9,951,986)	-66.2%

Operating Loss

The Company had an operating loss of $702,000 for the nine months ended January 31, 2015 as compared to an operating loss of $2,837,000 for the same period in 2014. This nine month loss was comprised of: (i) corporate expenses of $2,055,000 and (ii) a $48,000 operating loss from China Operations, which were partially offset by: (i) operating income of $1,292,000 from Suisun City Operations and (ii) $109,000 primarily from the reversal of lease expense from the former Trenton Operations. The details of the operating loss are as follows:

Revenue

Revenue for the nine months ended January 31, 2015 increased $5,421,000, or 34.9%, to $20,267,000, as compared to $15,026,000 for same period last year primarily due to a 66.6% increase in revenue in Suisun City Operations to $17,416,000 from $10,457,000, of which one project with a customer accounted for $10,200,000 or 58.6% of the 2015 amount, and which was partially offset by a 29.7% decrease in revenue from China Operations to $2,850,000 from $4,055,000, caused by a general reduction in contracts awarded.

Cost of Revenue

Cost of revenue, which consists of direct costs on contracts: materials, direct labor, third party subcontractor services, union benefits and other overhead costs increased $4,789,000, or 41.4%, to $16,349,000, or 80.7% of revenue, for the nine months ended January 31, 2015 as compared to $11,559,000, or 76.9% of revenue, for the same period in 2014. Such increase in the cost of revenue was due primarily to higher subcontracting costs in connection with certain higher revenue, lower margin jobs in the Suisun City Operations.

Selling, General and Administrative Expenses

For the nine months ended January 31, 2015, total selling, general and administrative expenses decreased $148,000 or 3.5% to $4,103,000 as compared to $4,251,000 for the same period in 2014 and which was primarily due to lower: (i) payroll and payroll related costs as a result of reductions in staff; (ii) leasing cost related the closure of the Company’s former corporate office and Trenton facility; (iii) refund of franchise taxes and (iv) lower insurance costs due to insurance claim proceeds, and which were offset by higher: (i) stock compensation expense for stock options issued to certain members of management and the board of directors and (ii) professional fees for accounting, consulting and investor relations services, as well as legal fees as a result of substantial transactional activities related to divestitures, multiple proxy filings, NASDAQ issues and other legal matters.

Depreciation and Amortization

For the nine months ended January 31, 2015, depreciation and amortization decreased $60,000 or 10.4% to $517,000 as compared to $577,000 for the same period in 2014. Substantially all of the depreciation expense is associated with the China Operations and such decrease was due primarily from the disposition of assets no longer in use.

Loss from Continuing Operations

The Company had a net loss from continuing operations of $7,628,000 for the nine months ended January 31, 2015 as compared to a net loss $10,011,000 for the same period in 2014. Loss from continuing operations is determined by adjusting the operating loss by the following items:

Interest Expense

For the nine months ended January 31, 2015 and 2014, interest expense was approximately $3,024,000 and $4,918,000, respectively. The $1,894,000 reduction in interest expense in 2015 as compared to the same period in 2014 is attributable to the exchange of the 2012 Notes that was completed in November 2014.

Inducement Expense

During the nine months ended January 31, 2015 and 2014, we recognized an inducement expense of $5,493,000 and $0, respectively. The increase in the inducement expense for the nine months ended January 31, 2015 was related to the conversion of senior secured convertible notes of $459,000 and related make-whole amount of $949,000 to Series F and F-1 preferred stock with a fair value of $4,963,000 and Series G and G-1 preferred stock with a fair value of $1,938,000. We recorded the difference in the fair value of the preferred stock over the value of the notes and make-whole amount (conversion price) as an inducement expense because the fair value of the preferred stock was higher than the conversion price. The fair value of the Preferred Stock was based on unobservable inputs. We estimated the fair value of the Preferred Stock assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for expected dividends and the fair value of the underlying common stock. There will be no further inducement expense related to the conversion of the senior secured notes.

Income from Section 16 Settlement

During the nine months ended January 31, 2015, the Company recorded income of $1,401,000 as it received $650,000 in cash, $735,000 in forgiveness of certain 2014 Notes and $16,000 of make-whole forgiveness on certain convertible preferred notes as part of the settlement with certain Holders of the 2012 Note who were defendants named in a Section 16 litigation brought by a shareholder of WPCS. As part of certain of the settlements with two of the Holders, the Company also received and subsequently cancelled, 190 shares of Series F-1 Preferred Stock and 526 shares of Series G-1 Preferred Stock, with a combined value of $241,000, but which is not included in determining the income related to this settlement.

Other Income

During the nine months ended January 31, 2015 the Company reversed $189,000 of estimated accrued expenses that it had recorded in prior years, as the Company has determined that these estimates required adjustment.

Net Loss Attributable to WPCS Common Shareholders

The Company incurred a net loss attributable to WPCS common shareholders of $9,597,000 for the nine months ended January 31, 2015 as compared to a net loss attributable to WPCS common shareholders of 9,952,000 for the same period in 2014. The following items are the adjustments to the loss from continuing operations that result in determining the net loss attributable to WPCS common shareholders.

Income (Loss) From Discontinued Operations

As a result of the sales of Pride, BTX and the Seattle Operations, we have recorded all activity related to those subsidiaries as income (loss) from discontinued operations (see Note 12 – Discontinued Operations). The cumulative effect is a loss of $1,806,000 for the nine months ended January 31, 2015 as compared to income of $253,000 for the same period in 2014 related to the Lakewood and Hartford Operations for the same period in 2014.

In addition, for the nine months ended January 31, 2015, the Company had a gain on disposal of $444,000, comprised of a $20,000 gain from the sale of BTX, a $799,000 gain on the sale of Pride and a $(375,000) loss on the sale of the Seattle Operations, as compared to a loss on disposal of $104,000 related to the Lakewood and Hartford Operations for the same period in 2014.

Net (loss) income attributable to non-controlling interest

The Company’s net loss attributable to non-controlling interest related to its China Operations for the nine months ended January 31, 2015 was $93,000 as compared to net income of $53,000 for the same period last year.

As a result of the Exchange entered into during the nine months ended January 31, 2015, the Company recorded net dividend expense on preferred stock of $700,000 as compared to $37,000 for the same period in 2014.

Liquidity and Capital Resources

At January 31, 2015, we had a working capital deficiency of approximately $1,287,000, which consisted of current assets of approximately $13,491,000 and current liabilities of $14,778,000. This compares to a working capital of approximately $611,000 at April 30, 2014. The current liabilities as presented in the unaudited condensed consolidated balance sheet at January 31, 2015 primarily include approximately $1,703,000 of short-term promissory notes, $1,534,000 amounts due under Zurich, $3,200,000 of non-guaranteed China Operations bank loans and $5,016,000 of accounts payable and accrued expenses.

Our cash and cash equivalents balance at January 31, 2015 was $1,876,000.

Our operating activities used approximately $1,613,000 in cash for the nine months ended January 31, 2015. The major components of the net cash used by operating activities were the loss attributable to WPCS of $7,535,000, the loss from discontinued operations of $1,362,000 million and approximately $389,000 of decreases in operating assets and liabilities offset by approximately $7,673,000 of net noncash charges, including $5,500,000 million of inducement expense.

Our investing activities provided cash of approximately $1,600,000 primarily from the cash received from the sale of our Seattle operation and the net impact of the sale of property, equipment and software.

Our financing activities used cash of approximately $155,000 for nine months ended January 31, 2015, principally from approximately $146,000 of dividends paid on Series E Preferred Stock.

Going Concern

Our continuation as a going concern beyond the next twelve months from the date of filing and our ability to discharge our liabilities and commitments in the normal course of business is ultimately dependent upon the execution of our future plans, which include our ability to generate future operating income, reduce operating expenses and produce cash from our operating activities, which will be affected by general economic, competitive, and other factors, many of which are beyond our control, as well as our ability to raise additional funds either through the financing, sale of assets or raising additional capital through equity or debt markets. Presently we have no commitments to raise cash or capital and these factors raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that our plans to ensure continuation as a going concern will be successful.

Backlog

As of January 31, 2015, we had a backlog of unfilled orders of approximately $10,000,000 as compared to approximately $19,400,000 at April 30, 2014. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

Our critical accounting policies and significant estimates are detailed in the Form 10-K. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in the Form 10-K.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. The Company is currently assessing the future impact of ASU No. 2014-08 on its financial statements.

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

Based on our evaluation, our interim chief executive officer and chief financial officer concluded that, as of January 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

During the quarter ended January 31, 2015, the Company entered into settlement agreements (the “Section 16 Settlements”) with various defendants in a civil lawsuit instituted in the United States District Court for the Southern District of New York on July 14, 2014, by Eric Greenberg, a stockholder of the Company, alleging violations under Section 16(b) of the Exchange Act (the “Section 16 Litigation”). The Section 16 Litigation was previously disclosed in the Company’s Annual Report on Form 10-K, filed with the SEC on July 30, 2014. Pursuant to the Section 16 Settlements, the Company received from the defendants $300,000 in cash, $735,000 in forgiveness of certain 2014 Notes and $16,000 of make-whole forgiveness on certain convertible preferred notes.

On February 20, 2015, the Company entered into the Settlement with Zurich which provided for the payment to Zurich by the Company of $650,000 to settle the Company’s outstanding balance of approximately $1,534,000 that had been in default, and was previously due in full on December 31, 2013 under an existing forbearance agreement with Zurich. Upon execution of the Settlement, the Company paid Zurich $200,000, with the remaining balance of $450,000 payable in 10 equal monthly installments of $45,000. As part of the Settlement, Zurich remains entitled to receive a customer payment in the amount of approximately $324,000, which the company has not recognized in its financial statements, related to the Cooper Project, but only if such amount is collected by the Company. Moreover, conditioned upon receipt of the full settlement amount, Zurich has agreed to release all of its entire right, title and interest in and to the Cooper Project, against which the Company recently filed an action to recover approximately $2,400,000 from the CCIA.

ITEM 1A.        RISK FACTORS

Not applicable.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity securities by the Company other than those reported in Current Reports on Form 8-K.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS

3.1(1)	Certificate of Incorporation, as amended

3.3(2)	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on March 4, 2013

3.4(3)	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on May 16, 2013 and effective May 28, 2013

3.5(4)	Certificate of Correction to the Certificate of Amendment of the Certificate of Incorporation, filed with the Delaware Secretary of State on December 19, 2014

3.2(5)	Amended and Restated Bylaws

3.3(6)	Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 30, 2014

3.4(6)	Certificate of Designations, Preferences and Rights of the Series G Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 30, 2014

3.5(7)	Certificate of Designations, Preferences and Rights of Series F-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on November 20, 2014

3.6(7)	Certificate of Designations, Preferences and Rights of Series G-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on November 20, 2014

4.1(6)	Promissory Note issued on September 30, 2014, by WPCS International Incorporated to Hudson Bay Master Fund Ltd.

4.2(7)	Form of Promissory Note issued on November 20, 2014

10.1(7)	Form of Amendment, Waiver and Exchange Agreement, dated November 20, 2014

10.2(8)	Securities Purchase Agreement, dated November 26, 2014, by and among WPCS International Incorporated, BTX Trader LLC, Divya Thakur and Ilya Subkhankulov

31.1*	Certification of Interim Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2014.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2013.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2013.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2014.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2014.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WPCS INTERNATIONAL INCORPORATED

By:	/s/ Sebastian Giordano
	Name:	Sebastian Giordano
	Title:	Interim Chief Executive Officer

By:	/s/ David Allen
	Name:	David Allen
	Title:	Chief Financial Officer

Date: March 23, 2015

