Form 10-K
period 2015-04-30
WPCS INTERNATIONAL INC
filed 2015-07-29
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2015

Commission File Number 001-346438

WPCS INTERNATIONAL INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware		98-0204758
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

521 Railroad Avenue Suisun City, California	94585	707-432-1300
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes  ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑

The aggregate market value of the voting common equity held by non-affiliates as of October 31, 2014, based on the closing sales price of the Common Stock as quoted on The NASDAQ Capital Market was $10,295,741. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of July 24, 2015, there were 2,174,049 shares of registrant’s common stock outstanding.

PART I

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We assume no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

This Annual Report on Form 10-K includes the accounts of WPCS International Incorporated (“WPCS”) and its current and former wholly and majority-owned subsidiaries, as follows, collectively referred to as “we”, “us” or the "Company". United States-based subsidiaries include or included WPCS International – Suisun City, Inc. (the “Suisun City Operations”), WPCS International – Lakewood, Inc. (the “Lakewood Operations”), WPCS International – Hartford, Inc. (“Hartford Operations”), WPCS International – Trenton, Inc. (the “Trenton Operations”), WPCS International – Seattle, Inc. (the “Seattle Operations”) and WPCS International – Portland, Inc. (the “Portland Operations”) and BTX Trader, LLC.(“BTX”)International operations include or included WPCS Asia Limited, 60% of Tai’anAGS Pipeline Construction Co. Ltd. (the “China Operations”), and WPCS Australia Pty Ltd (“WPCS Australia”), WPCS International – Brendale Pty Ltd. (“WPCS Brendale”), and The Pride Group (“QLD”) Pty Ltd. (“Pride” and collectively with WPCS Australia and WPCS Brendale, the “Australia Operations”). All of the above subsidiaries, except the Suisun City Operations and Trenton Operations have either been sold, or are pending sale, and therefore have been included as discontinued operations in our financial statements.

ITEM 1 - BUSINESS

Company Background

WPCS was incorporated in the State of Delaware on December 18, 1997 under the name “Internet International Communications Ltd.”. Pursuant to a Certificate of Amendment to the Company’s Certificate of Incorporation, filed on December 23, 2004, the name of the Company was changed to WPCS International Incorporated.

Up until September 2013, the Company had been operating in the United States, Australia, and the People’s Republic of China (the “PRC”) through the above-mentioned wholly and majority-owned subsidiaries.

On July 25, 2012, the Company sold substantially all of the assets of two of its wholly-owned subsidiaries, the Hartford Operations and the Lakewood Operations. The Company then divested Pride and the Seattle Operations, on September 19, 2013 and March 31, 2014, respectively. The divestiture of Pride effectively ended the Company’s presence in Australia, as Pride was the sole remaining subsidiary constituting the Company’s Australia Operations. Also in 2014, the Company discontinued the operations of the Trenton Operations, the Portland Operations, the Seattle Operations, and the Hartford Operations.

Following the series of divestitures described above, the Company’s sole remaining U.S. subsidiary is the Suisun City Operations, which offers low voltage communications infrastructure contracting services to the public services, healthcare, energy and corporate enterprise markets. Subsequent to April 30, 2015, the Company announced that it entered into an Interest Purchase Agreement to sell its interest in its China Operations, which offers trenching services for power lines, telecommunications and water lines.

In addition, the Company had purchased BTX, a Bitcoin technology business in 2013, but, as discussed below, divested this subsidiary in November 2014. The Company has recorded the 2015 and 2014 operating activity of BTX in discontinued operations in its financial statements.

BTX

On December 17, 2013, pursuant to a Securities Purchase Agreement by and among the Company and certain accredited investors, the Company acquired BTX Trader LLC (“BTX”), the principal asset of which was software technology in the emerging Bitcoin industry. On November 26, 2014, WPCS and BTX entered into and closed upon a Securities Purchase Agreement with Divya Thakur (“Thakur”) and Ilya Subkhankulov (collectively with Thakur, the “Purchasers”), pursuant to which the Company sold BTX to the Purchasers. At the time of this transaction, the Purchasers were officers of BTX and Thakur was a director of the Company. In exchange for acquiring 100% of the common equity units of BTX, the Purchasers returned to the Company senior secured convertible notes issued by the Company and forfeited all outstanding stock options under the Company’s incentive stock plan that had been issued to the Purchasers. Further, in connection with the sale, Thakur agreed to resign from the board of directors of the Company (the “Board”).

Note Exchanges

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

Pursuant to the 2012 SPA, Hudson Bay purchased (i) a senior secured convertible note, which as of the date of the September Exchange Agreement (the “Hudson Closing Date”), had an outstanding principal amount of $145,362 (the “2012 Hudson Note”), which was convertible into shares of Common Stock and (ii) a warrant, which as of the Hudson Closing Date, allowed Hudson Bay to purchase 710,248 shares of Common Stock (the “2012 Hudson Warrant”). Pursuant to the 2013 Amendment, Hudson Bay acquired a warrant, which as of the Hudson Closing Date, allowed Hudson Bay to purchase 61,760 shares of Common Stock (the “Amendment Hudson Warrant”). Pursuant to the 2013 SPA, Hudson Bay purchased (i) shares of series E convertible preferred stock (the “Series E Preferred Stock”), which as of the Hudson Closing Date, 794 were owned by Hudson Bay and were convertible into shares of Common Stock and (ii) a warrant, which as of the Hudson Closing Date, allowed Hudson Bay to purchase 488,603 shares of Common Stock (the “2013 Hudson Warrant,” and together with the 2012 Hudson Warrant and the Amendment Hudson Warrant, the “Hudson Warrants”).

Pursuant to the September Exchange Agreement, Hudson Bay exchanged (i) the 2012 Hudson Note for 5,268 shares of newly designated series F convertible preferred stock, par value $0.001 (the “Series F Preferred Stock”); (ii) the Series E Preferred Stock for a promissory note in a principal amount of $794,000 (the “2014 Hudson Note”) and 1,060 shares of series G convertible preferred stock, par value $0.001 (the “Series G Preferred Stock”); and (iii) the Warrants for 1,028 shares of Series G Preferred Stock. The Series F Preferred Stock and Series G Preferred Stock were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. Certificates of Designation for the Series F Preferred Stock and the Series G Preferred Stock were filed with the Secretary of State of the State of Delaware on the Hudson Closing Date. The terms of the Series F Preferred Stock, the Series G Preferred Stock, and the 2014 Hudson Note are identical to the terms of the Series F-1 Preferred Stock, the Series G-1 Preferred Stock, and the 2014 Note, described below.

On November 20, 2014, the Company entered into Amendment, Waiver and Exchange Agreements (the “November Exchange Agreements”) with eight holders (the “Holders”) of notes, warrants, and preferred stock of the Company purchased pursuant to the 2012 SPA, the 2013 Amendment, and the 2013 SPA.

Pursuant to the 2012 SPA, the Holders purchased (i) senior secured convertible notes, which as of the date of the November Exchange Agreement (the “Closing Date”), had an outstanding aggregate principal amount of $313,568 (collectively, the “2012 Notes”), which were convertible into shares of Common Stock and (ii) warrants, which as of the Closing Date, allowed the Holders to purchase an aggregate of 1,161,567 shares of Common Stock (collectively, the “2012 Warrants”).  Pursuant to the 2013 Amendment, the Holders exchanged the 2012 Warrants for warrants that allowed the Holders to purchase an aggregate of 1,161,567 shares of Common Stock (the “Amendment Warrants”). Pursuant to the 2013 SPA, the Holders purchased (i) shares of Series E Preferred Stock, an aggregate of 1,644 of which were owned by the Holders as of the Closing Date and (ii) warrants, which as of the Closing Date, allowed the holders to purchase an aggregate of 1,011,397 shares of Common Stock (collectively, the “2013 Warrants,” and together with the 2012 Warrants and the Amendment Warrants, the “Warrants”).

Pursuant to the November Exchange Agreements, the Holders exchanged (i) the 2012 Notes for an aggregate of 11,175 shares of newly designated Series F-1 convertible preferred stock, par value $0.001 (the “Series F-1 Preferred Stock”); (ii) the Series E Preferred Stock for promissory notes in an aggregate principal amount of $1,644,000 (collectively the “2014 Notes”) and 2,194 shares of Series G-1 convertible preferred stock, par value $0.001 (the “Series G-1 Preferred Stock” and collectively with the Series F Preferred Stock, the Series G Preferred Stock, and the Series F-1 Preferred Stock, the “Convertible Preferred Stock”); and (iii) the Warrants for 1,248 shares of Series G-1 Preferred Stock (collectively, the “Exchange”). The Series F-1 Preferred Stock and Series G-1 Preferred Stock were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

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

On June 30, 2015, the Company entered into Amendment, Waiver and Exchange Agreements (the “Exchange Agreements”) with certain of its promissory note holders, who held $1,299,000 in principal amount of unsecured promissory notes of the Company. Pursuant to the terms of the Exchange Agreements, the Holders agreed to exchange all of the existing indebtedness for, and the Company agreed to issue to the Holders, an aggregate of 8,435 shares of the Company’s newly designated Series H Convertible Preferred Stock, par value $0.0001 per share (“Series H Preferred Stock”).

On June 30, 2015, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designations, Preferences and Rights of Series H Convertible Preferred Stock (the “Series H Certificate of Designation”).

Under the terms of the Series H Certificate of Designation, each share of Series H Preferred Stock has a stated value of $154 and is convertible into shares of the Company’s Common Stock, equal to the stated value divided by the conversion price of $1.54 per share (subject to adjustment in the event of stock splits and dividends). The Company is prohibited from effecting the conversion of the Series H Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 9.99%, in the aggregate, of the issued and outstanding shares of the Company’s Common Stock calculated immediately after giving effect to the issuance of shares of Common Stock upon the conversion of the Series H Preferred Stock.

Series H-1 Preferred Stock

Between July 14 and July 20, 2015, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with four Investors pursuant to which the Company issued to the Investors an aggregate of 8,532 shares of Series H-1 Preferred Convertible Stock of the Company, par value $0.0001 per share (“Series H-1 Shares”), and warrants to purchase 1,279,759 shares of common stock of the Company, par value $0.0001 per share (“Common Stock”), with an exercise price of between $1.63 and $1.66 per share (the “Warrants”). The purchase price for each Series H-1 Share was between $163 and $166 and the purchase price for each warrant was $0.1250 per share of Common Stock, for an aggregate purchase price for the Series H-1 Shares and Warrants of $1,575,000.

Simultaneously with the Securities Purchase Agreement, the Company and the Investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file with the Securities and Exchange Commission, on or before October 1, 2015, a registration statement on Form S-3 covering the resale of the Common Stock issuable upon conversion of the Series H-1 Shares and exercise of the Warrants.

The Company sold the Series H-1 Shares and Warrants in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D as promulgated under the Securities Act.

On July 14, 2015, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designations, Preferences and Rights of Series H-1 Convertible Preferred Stock (the “Series H-1 Certificate of Designation”).

Under the terms of the Series H-1 Certificate of Designation, each share of Series H-1 Preferred Stock has a stated value of $166 and is convertible into shares of Common Stock, equal to the stated value divided by the conversion price of $1.66 per share (subject to adjustment in the event of stock splits and dividends). The Company is prohibited from effecting the conversion of the Series H-1 Preferred Stock to the extent that, as a result of such conversion, the holder or any of its affiliates beneficially owns more than 9.99%, in the aggregate, of the issued and outstanding shares of the Company’s Common Stock calculated immediately after giving effect to the issuance of shares of Common Stock upon the conversion of the Series H-1 Preferred Stock.

In addition to the Exchange Agreements, on June 30, 2015 one note holder was paid $4,000 for full and complete settlement of his note balance and which together with the Section 16 Settlement (as described in Item 3) such transactions collectively resulted in the complete elimination of the $1,703,000 balance of promissory notes outstanding as of April 30, 2015.

NASDAQ Deficiencies and Compliance

Bid Price Requirement

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

A special meeting of the Company’s stockholders was held on April 15, 2015 (the “Special Meeting”). One proposal was submitted to a vote of the stockholders of the Company at the Special Meeting. The proposal was to authorize an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a specific ratio, within a range of 1-for-2 and 1-for-100 shares, to be determined by the Board in its sole discretion and effected, if at all, within one year from the date of the Special Meeting. Additional information about the proposal can be found in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 2, 2015.

Of the 15,013,164 shares of common stock issued and outstanding and entitled to vote at the Special Meeting, 10,878,162 shares were represented in person or by proxy, which constituted approximately 72.45% of the total votes entitled to be cast at the meeting. Each share of common stock outstanding is entitled to one vote.

Following the Special Meeting, the board of directors of WPCS determined it was in the best interests of the Company to effect a reverse split of the issued and outstanding common stock of the Company, par value $0.0001 per share, at a ratio of 1-for-22 (the “Reverse Split”). In order to effectuate the Reverse Split, the Company filed a Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”) on April 16, 2015. The Certificate of Amendment was effective as of 12:01 a.m. EDT on April 20, 2015, and the common stock commenced trading on NASDAQ on a split-adjusted basis as of the opening of trading on April 20, 2015. The common stock continues to trade under the ticker symbol “WPCS.”

Following the Reverse Split, the total number of shares outstanding was proportionately reduced in accordance with the reverse split ratio. Further, any outstanding options and remaining options available under the Company’s various option plans, warrants and rights as of the effective date that were subject to adjustment were adjusted accordingly. These adjustments included adjustments to the number of shares of common stock that may be obtained upon exercise or conversion of these securities, and the applicable exercise or purchase price as well as other adjustments. There was no change to the authorized shares of common stock of the Company as a result of the reverse stock split. Any fraction of a share of common stock that would otherwise have resulted from the reverse split was rounded up to the next whole share. The Company’s transfer agent is Interwest Transfer Company, Inc. The new CUSIP number for the Company’s common stock following the Reverse Split is 92931L401.

On May 4, 2015, the Company received a notification from NASDAQ informing the Company that the closing bid price of the Company’s common stock had been $1.00 per share or greater for the prior ten(10) consecutive business days, and as a result, the Company had regained compliance with the Bid Price Requirement.

Stockholders’ Equity Requirement

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

On June 1, 2015, the Company was notified by the List NASDAQ staff that the Company did not meet the minimum Stockholders’ Equity Requirement for continued listing set forth in NASDAQ Listing Rule 5550(b)(1), and that the Staff had determined to delist the Company’s securities unless the Company timely requested a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”). The Company timely requested a hearing before the Panel, which stayed the delisting pending the Panel’s decision.

During June and July 2015, the Company completed a series of transactions, which it believed had increased its stockholders’ equity to more than $2,500,000 and on July 15, 2015 notified NASDAQ accordingly. As a result, on July 16, 2015, NASDAQ notified the Company that the minimum stockholders’ equity deficiency had been cured and that the Company was in compliance with all applicable listing standards. Therefore the hearing was considered moot and cancelled.

Zurich

On July 12, 2012, we executed the Surety Financing and Confession of Judgment Agreement (the “Financing Agreement”) with Zurich American Insurance Company (“Zurich”), to assist in the completion of the project contract with the Camden County Improvement Authority (the “CCIA”) for work at the Cooper Medical Center of Rowan University (the “Cooper Project”).

On April 17, 2013, we executed the Surety Forbearance and Confession of Judgment Agreement (the “Forbearance Agreement”) with Zurich, which superseded the Financing Agreement. Subsequently, we defaulted on the Forbearance agreement.

However, on February 20, 2015, the Company entered into a Settlement and Mutual Release Agreement (the “Settlement”) with Zurich which provided for the payment to Zurich by the Company of $650,000 to settle the Company’s outstanding balance of approximately $1,850,000 then in default, and which was previously due in full on December 31, 2013 under the existing Forbearance Agreement with Zurich. Upon execution of the Settlement, the Company paid Zurich $200,000, with the remaining balance of $450,000 payable in 10 equal monthly installments of $45,000. As part of the Settlement, Zurich remains entitled to receive a customer payment in the amount of approximately $324,000 related to the Cooper Project for the CCIA, but only if such amount is collected by the Company. Moreover, conditioned upon receipt of the full settlement amount, Zurich has agreed to release all of its entire right, title and interest in and to the Cooper Project, against which the Company recently filed an action to recover approximately $2,400,000 from the CCIA.

Segment Reporting

The Company's reportable segments are determined and reviewed by management based upon the nature of the services provided by the Company, the Company’s external customers and customer industries, and the sales and distribution methods used to market the products sold by the Company. As part of the acquisition of BTX and the expected addition of a related new line of business, we reorganized our operating segments to correspond to the primary service lines: communications infrastructure contracting services and virtual currency trading platform. Accordingly, the Company reclassified the reporting of its segment results under these two reporting segments in its Form 10-Q for the three and nine months ended January 31, 2015 and 2014. However, during the third quarter of 2014, the Company sold BTX which previously was the Company’s sole operation comprising its virtual currency segment. As a result, the Company will have no future activity in that segment.

Business Strategy

Industry Background

We focus primarily on markets such as, public service, healthcare, energy and education markets, which continue to show excellent growth potential.

Public Services

We provide communications infrastructure for public services, which includes utilities, education, military and transportation infrastructure. We believe there is an active market for communications infrastructure in the public service sector due to the need to create cost efficiencies through the implementation of new communications technology.

Healthcare

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

Energy

We provide communications infrastructure for petrochemical, natural gas and electric utility companies. The need to deliver basic energy more efficiently is driving the growth in energy construction. This creates opportunities to upgrade and deploy new communications technology.

Education

We provide communication infrastructure for the education market. Many schools are upgrading technology backbone and wireless communications.

Strategy

We currently offer our low voltage communications infrastructure contracting services to the public services, healthcare, energy, education and corporate enterprise markets. We provide an integrated approach to project coordination that creates cost-effective solutions. Corporations, government entities, healthcare organizations and educational institutions depend on the reliability and accuracy of voice, data and video communications. However, the potential for this new technology cannot be realized without the right infrastructure to support the convergence of technology. In this regard, we create integrated building systems, including the installation of advanced structured cabling systems. We specialize in wireless technology or combination of various technologies to develop a cost effective network for a customer's wireless communication requirements. This includes Wi-Fi networks, point-to-point systems, cellular networks, in-building systems and two-way communication systems. We support the integration of telecommunications, life safety, security and HVAC in an environmentally safe manner and design for future growth by building in additional capacity for expansion as new capabilities are added.

During the past fiscal year, our strategy in the contracting services segment has also included divesting certain operations through the sale of the Pride Operations, the sale of the assets of the Seattle Operation, and closed the unprofitable Trenton Operations. In 2014, we also sold BTX. Furthermore, on June 3, 2015, we entered into an Interest Purchase Agreement with Halcyon Coast Investment (Canada) Ltd. (“HCI”) to sell our 60% majority ownership interest in our China Operations in an all-cash transaction, for a price of $1,500,000 (the “Transaction”). The transfer will be effected pursuant to a Joint Venture Interest Transfer Agreement, which the Company and HCI executed simultaneously with the Purchase Agreement (the “Transfer Agreement”). HCI paid a deposit of $150,000 to the Company upon the signing of the Purchase Agreement, which is refundable in the event the Transaction fails to close by September 30, 2015. The balance of the purchase price is due at the closing of the Transaction The closing, which is subject to the approval of the Tai’an Bureau of Commerce and Industry, is expected to occur prior to September 30,2015 as we have already received the approval of the Bureau of Foreign Affairs of the Tai’an Government.

We have adopted this strategy in order to eliminate unprofitable operations and to generate cash, while we evaluate a number of opportunities including, but not limited to increasing profits and cash flow at our Suisun City Operations, seeking expansion capital and/or finding viable acquisition or merger candidates.

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

Sales and Marketing

We have dedicated sales and marketing resources that develop opportunities within our existing customer base, and identify new customers through our strategic market focus and our relationships with technology providers. When an opportunity is identified, we assess the opportunity to determine our level of interest in participation. After qualifying an opportunity, our sales and marketing resources work with the estimating teams to prepare a cost estimate and contract proposal for a particular project. We keep track of bids submitted and bids that are awarded. Once a bid is awarded to us, it is assigned to a project management team and included in our backlog.

Competition

We face competition from numerous service organizations, ranging from small independent regional firms to larger firms servicing national markets. Historically, there have been relatively few significant barriers to entry into the markets in which we operate, and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. At the present time, we believe that there are no dominant competitors in the communications infrastructure market, but we would classify Quanta Services, Inc. (NYSE:PWR), Dycom Industries, Inc. (NYSE:DY) and MasTec, Inc. (NYSE:MTZ) as national competitors. The principal competitive advantage in these markets is establishing a reputation of delivering projects on time and within budget. Other factors of importance include accountability, certifications, project management expertise, industry experience and financial strength. We believe that the ability to provide comprehensive low voltage communications infrastructure package gives us a competitive advantage. In addition, we offer union workforce that allow us to bid on major union projects in San Francisco creating yet another competitive advantage.

Customers

We serve a variety of public services, healthcare, energy, education and corporate enterprise customers. For the fiscal years ended April 30, 2015 and 2014, there was one customer in our Suisun City Operations who accounted for 60.6% and 16.6% of our revenue, respectively.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

None.

Governmental Approval

None.

Governmental Regulations

None.

Research and Development

None.

Costs and Effects of Environmental Compliance

None.

Employees

We currently employ 68 employees, 15 of which are employed on a full-time basis, and 52 of which are unionized.

Reports to Security Holders

The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and files or furnishes reports, proxy statements and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at http://www.wpcs.com/investor_relations.html when such reports are available on the SEC’s website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A - RISK FACTORS

RISKS RELATED TO OUR COMPANY

Our Suisun Operations line of credit contains various covenants which, if not complied with, could accelerate our repayment obligations, thereby materially and adversely affecting our liquidity, financial conditions and results of operations.

The agreement governing our Suisun Operations’ line of credit requires our Suisun Operations to comply with certain financial and operational covenants. These covenants require our Suisun Operations to, among other things, maintain a certain quick ratio and a minimum net worth. As of the filing date of this report, our Suisun Operations were in compliance with these covenants. However, our Suisun Operations’ continued compliance with these covenants depends on many factors, and could be impacted by current or future economic conditions, and thus there are no assurances that our Suisun Operations will continue to comply with these covenants. Failure to comply with these covenants would result in a default that, if we were unable to obtain a waiver from the lender, could accelerate our repayment obligations under the line of credit and thereby have a material adverse impact on our liquidity, financial condition and results of operations.

Acquisitions involve risks that could result in a reduction of our operating results, cash flows and liquidity.

We have made, and in the future may continue to make strategic acquisitions. However, we may not be able to identify suitable acquisition opportunities, or may be unable to obtain the consent of our shareholders and therefore, may not be able to complete such acquisitions. We may pay for acquisitions with our common stock or with convertible securities, which may dilute your investment in our common stock, or we may decide to pursue acquisitions that investors may not agree with. In connection with most of our acquisitions, we have also agreed to substantial earn-out arrangements. To the extent we defer the payment of the purchase price for any acquisition through a cash earn-out arrangement, it will reduce our cash flows in subsequent periods. In addition, acquisitions may expose us to operational challenges and risks, including:

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

Failure to successfully manage the operational challenges and risks associated with, or resulting from, acquisitions could adversely affect our results of operations, cash flows and liquidity. Borrowings or issuances of convertible securities associated with these acquisitions may also result in higher levels of indebtedness, which could impact our ability to service our debt within the scheduled repayment terms.

RISKS RELATED TO OUR COMMUNICATIONS INFRASTRUCTURE CONTRACTING SERVICES BUSINESS

If we fail to accurately estimate costs associated with our fixed-price contracts using percentage-of-completion, our actual results could vary from our assumptions, which may reduce our profitability or impair our financial performance.

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

Failure to properly manage projects could result in unanticipated costs or claims.

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

The ability of our Suisun City Operations to obtain performance and payment bonds from traditional surety markets within the insurance industry has been adversely impacted by our operating losses and negative working capital at the consolidated Company level.

An economic downturn in any of the industries we serve could lead to less demand for our services.

Because the vast majority of our revenue is derived from a few industries, a downturn in any of those industries would adversely affect our results of operations. Specifically, an economic downturn in any industry we serve could result in the delay, reduction or cancellation of projects by our customers as well as cause our customers to outsource less work, resulting in decreased demand for our services and potentially impacting our operations and our ability to grow at historical levels. A number of other factors, including financing conditions and potential bankruptcies in the industries we serve or a prolonged economic downturn or recession, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future. Consolidation, competition, capital constraints or negative economic conditions in the private sector, public services, healthcare energy industries and the K-12 education market may also result in reduced spending by, or the loss of, one or more of our customers.

We have a significant amount of accounts receivable and costs and estimated earnings in excess of billings assets.

We extend credit to our customers as a result of performing work under contracts prior to billing our customers for that work. At April 30, 2015, we had net accounts receivable of approximately $6,400,000 and costs and estimated earnings in excess of billings of approximately $420,000. We periodically assess the credit risk of our customers and continuously monitor the timeliness of payments. Slowdowns in the industries we serve may impair the financial condition of one or more of our customers and hinder their ability to pay us on a timely basis or at all. Further, bankruptcies or financial difficulties within the markets we serve could hinder the ability of our customers to pay us on a timely basis or at all, reducing our cash flows and adversely impacting our liquidity and profitability. Additionally, we could incur losses in excess of current bad debt allowances.

The industry in which we operate has relatively low barriers to entry and increased competition could result in margin erosion, which could make profitability even more difficult to sustain.

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

As of April 30, 2015, we had a backlog of unfilled orders of approximately $14,100,000. This backlog amount is based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. In addition, contracts included in our backlog may not be profitable. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience delays or cancellations in the future. If our backlog fails to materialize, we could experience a further reduction in revenue, profitability and liquidity.

Employee strikes and other labor-related disruptions could adversely affect our operations.

Our business is labor intensive. As of April 30, 2015, approximately 80% of our workforce was unionized, including 8% of our project managers. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct our business. If we are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages. Any of these events could be disruptive to our operations and could result in negative publicity, loss of contracts and a decrease in revenues.

Our quarterly results fluctuate and could cause our stock price to decline.

Our quarterly operating results have fluctuated in the past and will likely fluctuate in the future. As a result, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. A number of factors, many of which are beyond our control, are likely to cause these fluctuations. Some of these factors include:

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

We are subject to risks associated with doing business in the People’s Republic of China (PRC).

Until the closing of the sale of our joint venture and profit interest, we will continue to conduct certain business in the PRC through our China Operations, which is organized under the laws of the PRC. Our China Operations are directly related to and dependent on the social, economic and political conditions in this country, all of which we have no control over, and are influenced by many factors, including:

•	changes in the region’s economic, social and political conditions or government policies;

•	changes in trade laws, tariffs and other trade restrictions or licenses;

•	changes in foreign exchange regulation in the PRC may limit our ability to freely convert currency to make dividends or other payments in U.S. dollars;

•	fluctuations in the value of RMB could adversely affect the value of our investment in the PRC;

•	adverse changes in tax laws and regulations;

•	difficulties in managing or overseeing our China Operations, including the need to implement appropriate systems, policies, benefits and compliance programs; and

•	different liability standards and less developed legal systems that may be less predictable than those in the United States.

The occurrence or consequences of any of these conditions may restrict our ability to operate and/or decrease the profitability of our China Operations.

RISKS RELATED TO OUR COMMON STOCK

If our common stock were delisted from The NASDAQ Stock Market, the Company would be subject to the risks relating to penny stocks.

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

Our stock price may be volatile, which could result in lawsuits against us and our officers and directors.

The stock market in general and the stock prices of technology and telecommunications companies in particular, have experienced volatility that has often been unrelated to or disproportionate to the operating performance of those companies. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. Between May 1, 2014 and April 30, 2015, our common stock has traded as low as $2.78 and as high as $38.06 per share, based upon information provided by the NASDAQ Capital Market. Factors, which could have a significant impact on the market price of our common stock include, but are not limited to, the following:

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

Companies that have experienced volatility in the market price of their stock have frequently been the objects of securities class action litigation. Class action and derivative lawsuits could result in substantial costs to us and cause a diversion of our management’s attention and resources, which could materially harm our financial condition and results of operations.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our principal executive office is located in Suisun City, California. We operate our business under an office lease in the following location:

Location	Operations	Lease Expiration Date	Annual Rent

Suisun City, California	Suisun City	February 28, 2017	$63,500

We believe that our existing facility is suitable and adequate to meet our current business requirements. We intend to renew such lease at the current location or, in the event we are unable to renew such lease, we would seek a similar facility in the same geographic location.

ITEM 3 - LEGAL PROCEEDINGS

On June 30, 2015, the Company entered into a settlement agreement (the “Section 16 Settlement”) with the remaining two defendants in a civil lawsuit instituted in the United States District Court for the Southern District of New York on July 14, 2014, by Eric Greenberg, a stockholder of the Company, alleging violations under Section 16(b) of the Exchange Act (the “Section 16 Litigation”). The Section 16 Litigation was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended April 30, 2014 and filed with the SEC on July 30, 2014. Pursuant to the Section 16 Settlement, the Company received from the remaining two defendants: (1) payment of $315,000 for the plaintiff’s attorney’s fees; (2) forgiveness of $400,000 of principal amount of debt owed by the Company to the defendants; (3) an exchange of the remaining $405,000 of debt owed by the Company to the defendants into shares of Series H Convertible Preferred Stock of the Company; and (4) waiver of certain conditions preventing the Company from paying accrued dividends on its Series F-1 and Series G-1 Convertible Preferred Stock in shares of the Company’s common stock; and (5) relinquishment of all voting rights the defendants had and may have in all shares of the Company’s preferred stock then held or thereafter acquired.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is currently traded on The NASDAQ Capital Market under the symbol “WPCS”. For the periods indicated, the following table sets forth the high and low sale prices of our common stock as reported by The NASDAQ Stock Market.

Period	High	Low
Fiscal Year Ended April 30, 2015:
First Quarter	$29.37	$9.90
Second Quarter	38.06	11.22
Third Quarter	17.82	3.74
Fourth Quarter	7.70	2.78

Fiscal Year Ended April 30, 2014:
First Quarter	$113.07	$44.64
Second Quarter	115.93	37.62
Third Quarter	108.89	29.04
Fourth Quarter	42.24	20.02

As of July 20, 2015, we had 55 holders of record of our common stock, and our common stock had a closing bid price of $1.58 per share.

Dividend Policy

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant. We are required to accrue dividends on our Series F, F-1, G, and G-1Preferred Stock and during the year ended April 30, 2015 have paid a portion of those dividends by issuing shares of our common stock.

Recent Sales of Unregistered Securities

There have been no unregistered sales of equity securities by the Company other than those reported in Current Reports on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

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

Overview

The Company currently specializes in contracting services offering communications infrastructure through its Suisun City Operations. Subsequent to April 30, 2015, we announced that we had entered into an interest transfer agreement whereby we intend to sell our interest in our China Operations, therefore the financial results of our China operations for the years ended April 30, 2015 and 2014 are now included in the results from discontinued operations in our financial statements.

Our Suisun City Operations communication infrastructure services offers low voltage communications infrastructure contracting services to the public services, healthcare, energy and corporate enterprise markets. We provide an integrated approach to project coordination that creates cost-effective solutions. Corporations, government entities, healthcare organizations and educational institutions depend on the reliability and accuracy of voice, data and video communications. However, the potential for this new technology cannot be realized without the right infrastructure to support the convergence of technology. In this regard, we create integrated building systems, including the installation of advanced structured cabling systems. We specialize in wireless technology and a combination of various technologies to develop a cost effective network for a customer's wireless communication requirements. This includes Wi-Fi networks, point-to-point systems, cellular networks, in-building systems and two-way communication systems. We support the integration of telecommunications, life safety, security and HVAC and design for future growth by building in additional capacity for expansion as new capabilities are added.

For the fiscal years ended April 30, 2015, and 2014, we generated revenues from continuing operations of $24,417,000 and $15,751,000, respectively. Our backlog at April 30, 2015 was $14,100,000.

Company Strategy

During the past two fiscal years, our strategy in the contracting services segment included divesting certain operations through the sale of Pride and the Seattle Operations. More recently, the Company has signed an agreement for the sale of its China Operations, which will close upon obtaining the approval of the Chinese Government. In addition, the Company sold BTX, which was focused on opportunities within the digital currency market. With the sale of BTX, the Company no longer conducts business in the virtual currency segment.

We have divested those operations that have not been profitable, as part of our plan to reduce expenses, and liabilities, improve operational performance as well as to generate cash for working capital and general corporate purposes.

Meanwhile, our ongoing plan continues to be to strengthen the Company’s balance sheet as well as to increase revenue, profit and cash flow at our Suisun City Operations, while seeking new growth opportunities for the Company. Longer-term, the Company intends to seek viable acquisition and/or merger candidate(s).

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year:

With regards to our financial results from continuing operations for the year ended April 30, 2015, we generated revenue of approximately $24,400,000 as compared to revenue of $15.7 million for the same period last year. This increase in revenue was due primarily to a $9,300,000 increase in revenue in our Suisun Operations related to work on one major contract with San Francisco General Hospital, which was partially offset by a decline in our Trenton Operations revenue of approximately $646,000, as we no longer operate that subsidiary. As a result of our decision to wind down and subsequently close the Trenton Operation in the second quarter of 2014, it is included in the results of continuing operations.

We generated a net loss to common shareholders for the year ended April 30, 2015 of approximately $11,329,000, or $13.53 per common share, which includes approximately $2,839,000 related to the non-cash interest expense for the amortization of Notes discount and expenses related to the issuance of the Exchange Warrants and Shares and $5,493,000 in Inducement expense related to the exchange of convertible secured notes, preferred shares and warrants into shares of convertible preferred stock. The non-cash charges were offset by $751,000 in non-cash gains recorded on Section 16 settlements and $1,071,000 in non-cash gains related to reduction in liabilities based upon settlements  with vendors. The non-cash charges and gains have no impact on our operating income or cash flows. The net loss includes a loss from discontinued operations for the Australia, Seattle, BTX and China Operations of approximately $2,550,000, or $3.79 per common share.

The net loss to common shareholders for the year ended April 30, 2015 compares to a net loss of approximately $11,167,000, or $43.44 per common share for the year ended April 30, 2014, which includes a loss from discontinued operations for the Australia, Lakewood, Hartford, and Seattle Operations of approximately $381,000, or $1.50 per common share. In our continuing operations, for the year ended April 30, 2014, we incurred a net loss of approximately $10,393,000, or $40.87 per common share. This net loss from continuing operations includes approximately $7,000,000 of non-cash charges.

The markets we serve in public services, healthcare, and energy continue to afford opportunities to grow our business. Two of our most important economic indicators for measuring our future revenue producing capability and demand for our services continue to be our backlog and bid list. For comparative purposes our backlog and bid list for prior periods only includes our continuing operations. Our backlog of unfilled orders was approximately $14,100,000 million at April 30, 2015, compared to backlog of $19,000,000 for the same period last year. Our goal is to convert more of these bids into contract awards and to increase our backlog in the quarters ahead.

Our bid list, which represents project bids under proposal for new and existing customers, was approximately $8,200,000 at April 30, 2015, compared to approximately $14,400,000 at April 30, 2014. Our goal is to convert more of these bids into contract awards and to increase our backlog in the quarters ahead.

We believe that our low voltage communication infrastructure contracting services for public services, healthcare, energy and corporate enterprise markets will create additional opportunities. We believe that the ability to provide comprehensive communications infrastructure contracting services gives us a competitive advantage. In regards to strategic development, our focus is on organic growth opportunities and we feel optimistic about the markets we serve as evidenced by our new contract awards and customers continuing to seek bids from us, due to our experience in these markets.

While we continue to consider and develop organic growth opportunities, we are also seeking opportunities to improve our balance sheet. We have sought a number of opportunities for improvement, including the execution of an aggressive plan over the past year to stabilize the operations and cash flows of the business and have reduced operating costs. The restructuring of the 2014 Notes and Warrants has enabled us to eliminate the former derivative liabilities and rebuild our stockholders’ equity, as has the settlement of the Zurich payable. Our plan is to continue to reduce liabilities and increase equity.

We have previously divested certain operations through the sale of the Pride Operations, the sale of the assets of the Seattle Operations and the closure of unprofitable Trenton Operations. In May 2015, we entered into an Interest Purchase Agreement whereby we intend to sell our China Operation for $1,500,000.

Results of Operations for the Year Ended April 30, 2015 Compared to the Year Ended April 30, 2014

	For the years ended
	April 30,
	2015		2014

REVENUE	$24,417,686	100.0%	$15,751,092	100.0%

COSTS AND EXPENSES:
Cost of revenue	20,559,427	84.2%	12,725,037	80.8%
Selling, general and administrative expenses	4,867,056	19.9%	5,072,566	32.2%
Severance expense	-	0.0%	1,775,732	11.3%
Depreciation and amortization	60,207	0.2%	110,058	0.7%
	25,486,690	104.3%	19,683,393	125.0%

OPERATING LOSS	(1,069,004)	-4.3%	(3,932,301)	-25.0%

OTHER EXPENSE (INCOME):
Interest expense	2,838,739	11.6%	4,795,178	30.4%
Change in fair value of derivative liabilities	-	0.0%	833,750	5.3%
Loss on extinguishment of Notes	-	0.0%	1,299,304	8.2%
Inducement expense	5,492,842	22.5%	-	0.0%
Income from section 16 settlement	(1,401,516)	-5.7%	-	0.0%
Gain on forgiveness of other payable to Zurich	(883,757)	-3.7%	-	0.0%
Other income	(187,209)	-0.07%	-	0.0%

Loss from continuing operations before income tax provision	(6,928,103)	-28.3%	(10,860,533)	-69.0%
Income tax provision (benefit)	69,679	0.3%	(297,843)	-1.9%
LOSS FROM CONTINUING OPERATIONS	(6,997,782)	-28.6%	(10,562,690)	-67.0%

Discontinued operations:
Loss from discontinued operations	(2,550,113)	-10.4%	(380,516)	-1.6%
Gain (loss) from disposal	798,896	3.3%	(104,446)	-0.4%
Gain from disposal of BTX	19,700	0.1%	-	0.0%
Loss from disposal of Seattle Operations	(374,932)	-1.5%	-	0.0%
Loss from discontinued operations, net of tax	(2,106,449)	-8.5%	(484,962)	-1.9%

CONSOLIDATED NET LOSS	(9,104,231)	-37.1%	(11,047,652)	-68.8%
Net (loss) income attributable to non-controlling interest	(284,210)	-1.2%	11,287	0.0%
NET LOSS ATTRIBUTABLE TO WPCS	(8,820,021)	-35.9%	(11,058,939)	-68.9%
Dividend declared on preferred stock	(2,508,518)	-10.3%	(109,027)	-0.4%
NET LOSS ATTRIBUTABLE TO WPCS COMMON SHAREHOLDERS	$(11,328,539)	-46.2%	$(11,167,966)	-69.3%

Operating Loss

The Company had an operating loss of $1,069,000 for the year ended April 30, 2015, which was $2,863,000, or 73% lower, as compared to an operating loss of $3,932,000 for the same period in 2014. The primary reasons for the reduction in the operating loss were: (i) a $1,800,000 reduction in severance expense; (ii) a $205,000 reduction in selling and administrative expenses; and (iii) an increase in gross margin dollars based upon increased revenue.  The 2015 operating loss of $1,069,000 was primarily attributable to corporate expenses of $2,727,000, which were partially offset by: (i) operating income of $1,577,000 from Suisun City Operations and (ii) $109,000 from the reversal of lease expense from the now-closed Trenton Operations.

Noting that the year over year results relate primarily to our Suisun City Operations and the closed Trenton Operations, as all other subsidiaries or divisions are classified as discontinued operations, the details of the 2015 operating loss are as follows:

Revenue

Revenue for the year ended April 30, 2015 increased $8,667,000, or 55%, to $24,418,000, as compared to $15,751,000 for the year ended April 30, 2014 primarily due to an increase in revenue in our Suisun City Operations, of which one project with one customer accounted for all of the revenue increase. The Company is continuing to seek a broader mix of customers, which would reduce its reliance on one large customer.

Cost of Revenue

Cost of revenue, which consists of direct costs on contracts: materials, direct labor, third party subcontractor services, union benefits and other overhead costs increased $7,834,000, or 61.6%, to $20,559,000, or 84.2% of revenue, for the year ended April 30, 2015, as compared to $12,725,000, or 80.8% of revenue, for the same period in 2014. Such increase in the cost of revenue was due primarily to higher subcontracting costs in connection with certain higher revenue, lower margin jobs in the Suisun City Operations. We expect, as we move from reliance on one major customer, that lower margin jobs will be limited in future periods.

Selling, General and Administrative Expenses

For the year ended April 30, 2015, total selling, general and administrative expenses decreased $206,000, or 4.1% to $4,867,000 as compared to $5,073,000 for the same period in 2014. This decrease was primarily due to lower: (i) payroll and payroll related costs as a result of reductions in staff; (ii) leasing cost related the closure of the Company’s former corporate office and Trenton facility; (iii) over accrual of franchise taxes and (iv) lower insurance costs due to insurance claim proceeds, which were offset by higher: (i) stock compensation expense for stock options issued to certain members of management and the board of directors and (ii) professional fees for accounting, consulting and investor relations services, as well as legal fees as a result of substantial transactional activities related to divestitures, multiple proxy filings, NASDAQ compliance issues and other legal matters.

Depreciation and Amortization

For the year ended April 30, 2015, depreciation and amortization decreased $50,000 or 45% to $60,000 as compared to $110,000 for same period in 2014. Substantially all of the depreciation expense is associated the Suisun City operations and the decrease in expense is related to fewer assets being added to an older depreciable base of assets.

Loss from Continuing Operations

The Company had a net loss from continuing operations of $6,998,000 for the year ended April 30, 2015 as compared to a net loss from continuing operations of $10,563,000 for the same period in 2014. Loss from continuing operations is determined by adjusting the operating loss by the following items:

Interest Expense

For the years ended April 30, 2015 and 2014, interest expense was approximately $2,839,000 and $4,795,000, respectively. The $1,956,000 reduction in interest expense in 2015 is attributable to the exchange of the 2012 Notes that was completed in November 2014.

Inducement Expense

During the year ended April 30, 2015 and 2014, we recognized an inducement expense of $5,493,000 and $0, respectively. The increase in the inducement expense for the year ended April 30, 2015 was related to the conversion of senior secured convertible notes of $459,000 and related make-whole amount of $949,000 to Series F and F-1 preferred stock with a fair value of $4,963,000 and Series G and G-1 preferred stock with a fair value of $1,938,000. We recorded the difference in the fair value of the preferred stock over the value of the notes and make-whole amount (conversion price) as an inducement expense because the fair value of the preferred stock was higher than the conversion price. The fair value of the preferred stock was based on unobservable inputs. We estimated the fair value of the preferred stock assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for expected dividends and the fair value of the underlying common stock. There will be no further inducement expense related to the conversion of the senior secured notes.

Income from Section 16 Settlement

During the year ended April 30, 2015, we recorded income of $1,401,000 as we received $650,000 in cash, $735,000 in forgiveness of certain 2014 Notes and $16,000 of make-whole forgiveness on certain convertible preferred notes as part of the settlement with certain Holders of the 2012 Notes who were defendants named in a Section 16 litigation brought by a shareholder of WPCS. As part of the settlements with two of the Holders, the Company also received and subsequently cancelled, 190 shares of Series F-1 Preferred Stock and 526 shares of Series G-1 Preferred Stock, with a combined value of $241,000, but which is not included in determining the income related to this settlement.

Other Income

During the year ended April 30, 2015, we recognized $1,071,000 of other income primarily consisting of a $200,000 reversal of estimated accrued expenses that we had recorded in prior years, as the Company has determined that these estimates required adjustment and the settlement of our outstanding obligation with Zurich for $884,000 less than the carrying value.

Net Loss Attributable to WPCS Common Shareholders

The Company incurred a net loss attributable to WPCS common shareholders of $11,329,000 for the year ended April 30, 2015 as compared to a net loss attributable to WPCS common shareholders of $11,168,000 for the same period in 2014. The following items are the adjustments to the loss from continuing operations that result in determining the net loss attributable to WPCS common shareholders.

Loss From Discontinued Operations

As a result of the sales of Pride, BTX and the Seattle Operations along with the pending sale of our China Operations, we have recorded all activity related to those subsidiaries as income (loss) from discontinued operations (see Note 11 – Discontinued Operations). The cumulative effect is a loss of approximately $2,550,000 for the year ended April 30, 2015 as compared to a loss of $380,000 for the same period in 2014.

In addition, for the year ended April 30, 2015, the Company had a gain on disposal of $444,000, comprised of a $20,000 gain from the sale of BTX, a $799,000 gain on the sale of Pride and a $375,000 loss on the sale of the Seattle Operations, as compared to a loss on disposal of $104,000 related to the Lakewood and Hartford Operations for the same period in 2014.

Dividends Declared on Preferred Stock

As a result of the Exchange of warrants and convertible notes for Preferred Stock entered into during the year ended April 30, 2015 we declared dividends on those preferred shares of $810,000 and upon conversion of some of the preferred shares we issued common stock for the associated three year make-whole expense of $ 1,623,000, the Company recorded net dividend expense on preferred stock of $109,000 for the year ended April 30, 2014.

Liquidity and Capital Resources as of April 30, 2015

As of April 30, 2015, we had a working capital deficiency of approximately $1,246,000, which consisted of current assets of approximately $14,006,000 and current liabilities of $15,252,000. This compares to a working capital of approximately $611,000 at April 30, 2014. The current liabilities as presented in the audited balance sheet at April 30, 2015 primarily include approximately $1,703,000 of short-term promissory notes, $5,711,000 of liabilities held for sale (primarily associated with our China Operations), $5,409,000 of accounts payable and accrued expenses and $678,000 of dividends payable.

Our cash and cash equivalents balance at April 30, 2015 was $2,364,000.

Our operating activities used approximately $870,000 in cash for the year ended April 30, 2015. The major components of the net cash used by operating activities were the loss attributable to WPCS of $6,998,000, the loss from discontinued operations of $1,822,000 and approximately $1,302,000 of Increases in operating assets and liabilities offset by approximately $7,052,000 of net noncash charges, including $5,500,000 of inducement expense.

Our investing activities provided cash of approximately $1,453,000 primarily from the cash received from the sale of our Seattle operation and the net impact of the sale of property, equipment and software.

Our financing activities used cash of approximately $440,000 for the year ended April 30, 2015, principally from a reduction of approximately $290,000 in other payables.

Liquidity and Capital Resources Subsequent to April 30, 2015

As described in the recent developments section above, we have completed a series of transactions subsequent to April 30, 2015 that we believe will provide us with sufficient working capital and equity to operate for the next twelve months, while we continue our plan to seek growth opportunities, including, but not limited, (i) organic growth to complement and enhance existing operations; (ii) acquisitions; and/or (iii) a viable merger candidate.

The subsequent transactions included the: (i) elimination of $1,703,000 of promissory notes which were due and payable on September 30, 2015; (ii) issuance of common stock to satisfy approximately $500,000 of the $677,000 of dividends payable at April 30, 2015; (iii) completion of a $1,575,000 equity financing transaction; and (iv) closing of a $1,000,000 line of credit for our Suisun Operation.

These events have provided cash to the Company, eliminated future cash requirements and, along with expected continued operating profits from our Suisun Operation for fiscal year 2016 and lower corporate overhead, are the primary factors that support our belief that the Company will have adequate liquidity for the next twelve months.

The following non-GAAP Financial Measure reflects the proforma effect of these subsequent events on our April 30, 2015 balance sheet:

		Promissory Note	Conversion of
		Exchange for	Series F and payment	Equity	Pro Forma
	Balance Sheet	Series H	in stock of F-1 and	Financing	Balance Sheet
	as presented at	and Section 16	G-1 Dividends	Series H-1	as presented at
	April 30, 2015	Settlement	June 30, 2015	Preferred	April 30, 2015
Assets:
Current Assets:
Cash	$814,360	$-	$-	$1,575,000	$2,389,360
Accounts Receivable	6,494,890	-	-	-	6,494,890
Costs in Excess of Billings	420,434	-	-	-	420,434
Prepaid Expenses	159,769	-	-	-	159,769
Assets Held for sale	6,116,251	-	-	-	6,116,251
Total Current Assets	14,005,704	-	-	1,575,000	15,580,704

Property and Equipment, net	162,986	-	-	-	162,986
Other Assets	11,384	-	-	-	11,384
Other Assets Held for sale	977,119	-	-	-	977,119

Total Assets	$15,157,193	$-	$-	$1,575,000	$16,732,193

Liabilities & Equity
Current Liabilities:
Loans Payable	$39,935	$-	$-	$-	$39,935
Accounts payable and Accruals	5,409,361	-	-	-	5,409,361
Billings in excess of Cost	1,346,461	-	-	-	1,346,461
Zurich Payable	360,000	-	-	-	360,000
Short Term Note	1,703,000	(1,703,000)	-	-	-
Income Tax Payable	4,908	-	-	-	4,908
Dividend Payable	677,546	-	(500,000)	-	177,546
Current Liabilities for sale	5,710,807	-	-	-	5,710,807
Total Current Liabilities	15,252,018	(1,703,000)	(500,000)	-	13,049,018

Loans Payable, long term	44,239	-	-	-	44,239
Total Liabilities	15,296,257	(1,703,000)	(500,000)	-	13,093,257

Total Equity	(139,064)	1,703,000	500,000	1,575,000	3,638,936

Total Liabilities and Equity	$15,157,193	$-	$-	$1,575,000	$16,732,193

Cash balance in China Operation as of April 30, 2015 is included in other assets held for sale

Backlog

As of April 30, 2015, we had a backlog of unfilled orders of approximately $14,100,000 as compared to approximately $19,323,000 at April 30, 2014. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating lease commitments.

Critical Accounting Policies

Included below is a discussion of critical accounting policies used in our preparation of the financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

The accounting policies identified as critical are as follows:

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. The most significant estimates relate to the calculation of percentage-of-completion on uncompleted contracts, allowance for doubtful accounts, realization of deferred tax assets, and valuation of equity instruments. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments

Our material financial instruments at April 30, 2015 and for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, account payable, Notes, common stock Warrants and loans payable. The fair values of cash and cash equivalents, accounts receivable, and account payable are equal to their carrying value because of their liquidity and short-term maturity. We believe that the fair values of the loans payable do not differ materially from their aggregate carrying values in that substantially all the obligations bear variable interest rates that are based on market rates or interest rates that are periodically adjustable to rates that are based on market rates.

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

At April 30, 2015, our net deferred tax assets are fully offset by a valuation allowance. We will continue to evaluate the realization of our deferred tax assets and liabilities on a periodic basis, and will adjust such amounts in light of changing facts and circumstances.

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

We also recognize certain revenue from short-term contracts when equipment is delivered or the services have been provided to the customer. For maintenance contracts, revenue is recognized ratably over the service period

Recent Accounting Pronouncements

Fiscal 2016 Accounting Pronouncement Adoptions

Reporting Discontinued Operations

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective for us in our first quarter of fiscal 2016. The Company does not expect any material impact from adoption of this guidance on the Company’s consolidated financial statements.

Debt Issuance Cost

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU 2015-03 is effective for us in our first quarter of fiscal 2016. The Company does not expect any material impact from adoption of this guidance on the Company’s consolidated financial statements.

Fiscal 2017 Accounting Pronouncement Adoptions

Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”) that will require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU No. 2014-15 becomes effective for us in the first quarter of fiscal 2017. The Company is currently evaluating the impact of ASU 2014-15 on its financial statements.

Share-Based Payments with Performance Targets

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12). ASU 2014-12 requires that a performance target that affect vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation — Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for use in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. The Company is currently evaluating the impact of our pending adoption on ASU 2014-12 on its consolidated financial statements.

Fiscal 2018 Accounting Pronouncement Adoptions

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues, when promised goods or services are transferred to customers, in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company is currently evaluating the impact of our pending adoption of ASU 2014-09 on its consolidated financial statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

WPCS International Incorporated

We have audited the accompanying consolidated balance sheets of WPCS International Incorporated and Subsidiaries (the “Company”) as of April 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WPCS International Incorporated and Subsidiaries, as of April 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

New York, NY

July 29, 2015

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,364,360	$2,177,070
Accounts receivable, net of allowance of $92,000 and $100,000 at April 30, 2015 and April 30, 2014, respectively	6,494,890	4,615,753
Costs and estimated earnings in excess of billings on uncompleted contracts	420,434	431,348
Prepaid expenses and other current assets	159,769	152,063
Current assets held for sale	4,566,251	9,232,361
Total current assets	14,005,704	16,608,595

Property and equipment, net	162,986	176,281

Other assets	11,384	48,776

Other assets held for sale	977,119	5,188,074

Total assets	$15,157,193	$22,021,726

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of loans payable	$39,935	$31,680
Senior secured convertible notes, net of debt discount of $0 and $853,000, respectively	-	44,921
Accounts payable and accrued expenses	5,409,361	3,826,049
Accrued severance	-	1,520,205
Billings in excess of costs and estimated earnings on uncompleted contracts	1,346,461	1,448,563
Other payable to Zurich	360,000	1,533,757
Short-term promissory note	1,703,000	-
Income taxes payable	4,908	7,274
Dividend payable	677,546	72,034
Current liabilities held for sale	5,710,807	7,513,356
Total current liabilities	15,252,018	15,997,839

Loans payable, net of current portion	44,239	56,537
Total liabilities	15,296,257	16,054,376

COMMITMENTS AND CONTINGENCIES

(DEFICIT) EQUITY:
WPCS (DEFICIT) EQUITY:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized at April 30, 2015 and April 30, 2014, respectively
Convertible Series E - 0 and 2,438 shares issued and outstanding at April 30, 2015 and April 30, 2014, respectively; liquidation preference of $0 and $5,617,000 as of April 30, 2015 and April 30, 2014, respectively	-	2,438,000
Convertible Series F - 5,268 and 0 shares issued and outstanding at April 30, 2015 and April 30, 2014, respectively; liquidation preference of $8,706,233	1,589,933	-
Convertible Series F-1 - 5,642 and 0 shares issued and outstanding at April 30, 2015 and April 30, 2014, respectively; liquidation preference of $9,247,065	1,702,808	-
Convertible Series G - 2,088 and 0 shares issued and outstanding at April 30, 2015 and April 30, 2014, respectively; liquidation preference of $4,206,577	731,706	-
Convertible Series G-1 - 3,128 and 0 shares issued and outstanding at April 30, 2015 and April 30, 2014, respectively; liquidation preference of $6,269,028	1,096,250	-
Common stock - $0.0001 par value, 100,000,000 shares authorized, 982,660 and 632,417 shares issued and outstanding as of April 30, 2015 and April 30, 2014, respectively	98	63
Additional paid-in capital	70,380,397	66,673,434
Accumulated deficit	(76,550,894)	(65,222,355)
Accumulated other comprehensive income on foreign currency translation	349,723	1,232,003
Total WPCS (deficit) equity	(699,979)	5,121,145

Non-controlling interest	560,915	846,205
Total (deficit) equity	(139,064)	5,967,350

Total liabilities and equity	$15,157,193	$22,021,726

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	April 30,
	2015	2014

REVENUE	$24,417,686	$15,751,092

COSTS AND EXPENSES:
Cost of revenue	20,559,427	12,725,037
Selling, general and administrative expenses	4,867,056	5,072,566
Severance expense	-	1,775,732
Depreciation and amortization	60,207	110,058
	25,486,690	19,683,393

OPERATING LOSS	(1,069,004)	(3,932,301)

OTHER EXPENSE (INCOME):
Interest expense	2,838,739	4,795,178
Change in fair value of derivative liabilities	-	833,750
Loss on extinguishment of Notes	-	1,299,304
Inducement expense	5,492,842	-
Income from section 16 settlement	(1,401,516)	-
Gain on forgiveness of other payable to Zurich	(883,757)	-
Other income	(187,209)	-

Loss from continuing operations before income tax provision	(6,928,103)	(10,860,533)
Income tax provision (benefit)	69,679	(297,843)
LOSS FROM CONTINUING OPERATIONS	(6,997,782)	(10,562,690)

Discontinued operations:
Loss from discontinued operations	(2,550,113)	(380,516)
Gain (loss) from disposal	798,896	(104,446)
Gain from disposal of BTX	19,700	-
Loss from disposal of Seattle Operations	(374,932)	-
Loss from discontinued operations, net of tax	(2,106,449)	(484,962)

CONSOLIDATED NET LOSS	(9,104,231)	(11,047,652)
Net (loss) income attributable to noncontrolling interest	(284,210)	11,287
NET LOSS ATTRIBUTABLE TO WPCS	(8,820,021)	(11,058,939)
Dividend declared on preferred stock	(2,508,518)	(109,027)
NET LOSS ATTRIBUTABLE TO WPCS COMMON SHAREHOLDERS	$(11,328,539)	$(11,167,966)

Basic and diluted net loss attributable to WPCS common shareholders:
Loss from continuing operations	$(14.13)	$(41.94)
Loss from discontinued operations	$(3.37)	$(1.54)
Gain (loss) from disposal	$0.66	$(0.41)
Basic and diluted net loss from discontinued operations	$(2.71)	$(1.95)
Basic and diluted net loss per common share attributable to WPCS	$(16.84)	$(43.89)

Basic and diluted weighted average number of common shares outstanding	672,723	254,446

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the years ended
	April 30,
	2015	2014
Consolidated net loss	$(9,104,231)	$(11,047,652)
Other comprehensive loss
Foreign currency translation adjustments	(23,472)	(215,759)
Other comprehensive loss	(23,472)	(215,759)

Comprehensive loss	(9,127,703)	(11,263,411)
Less: comprehensive loss attributable to noncontrolling interest	(1,079)	(14,220)
Comprehensive loss attributable to WPCS shareholders	$(9,126,624)	$(11,249,191)

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

							Accumulated
					Additional		Other		Non-
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	WPCS	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity(Deficit)	Interest	Equity(Deficit)
BALANCE, May 1, 2013	-	$-	45,190	$5	$50,844,277	$(54,054,389)	$1,433,541	$(1,776,566)	$849,138	$(927,428)

Stock-based compensation	-	-	-	-	24,535	-	-	24,535	-	24,535

Issuance of common stock from warrant amendment, waiver and exchange agreement	-	-	1,761	0	88,715	-	-	88,715	-	88,715

Reclassification of derivative liability upon conversion of Notes	-	-	-	-	686,856	-	-	686,856	-	686,856

Reclassification of derivative liability from Notes and Warrant amendment	-	-	-	-	7,166,991	-	-	7,166,991	-	7,166,991

Unamortized debt discount from Notes amendment	-	-	-	-	3,400,000	-	-	3,400,000	-	3,400,000

Conversion of Notes	-	-	585,465	59	3,114,757	-	-	3,114,816	-	3,114,816

Issuance of BTX warrants for acquisition of BTX Software	-	-	-	-	1,150,155	-	-	1,150,155	-	1,150,155

Issuance of Series E preferred stock - acquisition of BTX Software	2,438	2,438,000	-	-	197,147	-	-	2,635,147		2,635,147

Dividend declared on Series E preferred stock	-	-	-	-	-	(109,027)	-	(109,027)	-	(109,027)

Other comprehensive loss	-	-	-	-	-	-	(201,538)	(201,538)	(14,220)	(215,758)

Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	11,287	11,287

Net loss attributable to WPCS	-	-	-	-	-	(11,058,939)	-	(11,058,939)	-	(11,058,939)

BALANCE, April 30, 2014	2,438	2,438,000	632,417	63	66,673,434	(65,222,355)	1,232,003	5,121,145	846,205	5,967,350

Dividend declared on Series E preferred stock	-	-	-	-	-	(74,487)	-	(74,487)	-	(74,487)

Dividend declared on Series F and F-1 preferred stock	-	-	-	-	-	(577,789)	-	(577,789)	-	(577,789)

Dividend declared on Series G and G-1 preferred stock	-	-	-	-	-	(233,288)	-	(233,288)	-	(233,288)

Make-whole amount on conversion of preferred F-1 shares	-	-	-	-	-	(1,622,954)	-	(1,622,954)	-	(1,622,954)

Conversion of dividend payable related to make-whole amount to common stock	-	-	68,985	7	1,622,947	-	-	1,622,954	-	1,622,954

Conversion of a portion of the dividend payable related to Series F-1 preferred stock	-	-	10,854	1	133,531	-	-	133,532	-	133,532

Conversion of Series E preferred stock to promissory notes	(2,438)	(2,438,000)	-	-	-	-	-	(2,438,000)	-	(2,438,000)

Conversion of senior secured convertible note and related make-whole amount to Series F preferred stock	5,268	1,589,933	-	-	-	-	-	1,589,933	-	1,589,933

Conversion of senior secured convertible note and related make-whole amount to Series F-1 preferred stock	11,365	3,430,067	-	-	-	-	-	3,430,067	-	3,430,067

Conversion of senior secured convertible note and related make-whole amount to Series G-1 preferred stock	3,447	1,207,947	-	-	-	-	-	1,207,947	-	1,207,947

Conversion of Series F-1 preferred stock to common stock	(5,533)	(1,669,915)	251,500	25	1,669,890	-	-	-	-	-

Conversion of Series G-1 preferred stock to common stock	(314)	(110,035)	17,512	2	110,033	-	-	-	-	-

Conversion of warrants to Series G preferred stock	2,088	731,706	-	-	-	-	-	731,706	-	731,706

Conversion of warrants to Series G-1 preferred stock	521	182,576	-	-	-	-	-	182,576	-	182,576

Section 16 Settlement on cancellation of Series F-1 preferred stock	(190)	(57,344)	-	-	-	-	-	(57,344)	-	(57,344)

Section 16 Settlement on cancellation of Series G-1 preferred stock	(526)	(184,238)	-	-	-	-	-	(184,238)	-	(184,238)

Fractional Shares Issued on reverse split	-	-	1,392	-	-	-	-	-	-	-

Stock based compensation	-	-	-	-	170,562	-	-	170,562	-	170,562

Other comprehensive loss	-	-	-	-	-	-	(15,561)	(15,561)	(1,079)	(16,640)

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	-	-	(284,211)	(284,211)

Reclassification adjustments of other comprehensive loss on sale of Pride	-	-	-	-	-	-	(866,719)	(866,719)	-	(866,719)

Net loss attributable to WPCS	-	-	-	-	-	(8,820,021)	-	(8,820,021)	-	(8,820,021)

BALANCE, April 30, 2015	16,126	$5,120,697	982,660	$98	$70,380,397	$(76,550,894)	$349,723	$(699,979)	$560,915	$(139,064)

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	April 30,
	2015	2014
OPERATING ACTIVITIES :
Net loss from operations	$(6,997,782)	$(10,562,690)
Consolidated net loss from discontinued operations	(2,106,449)	(484,962)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation and amortization	60,207	110,058
Inducement expense	5,492,842	-
Amortization of notes discount	853,417	4,301,146
Loss on extinguishment of senior secured convertible notes	-	1,299,304
Gain on sale of Pride	(798,897)	-
Gain on sale of BTX	(19,700)	-
Loss on sale of Seattle Operations	374,932	-
Stock-based compensation	170,562	24,535
Interest expenses related to make-whole amount	1,889,716	-
Income on section 16 settlement	(1,401,516)	-
Cash received on section 16 settlement	650,000	-
Gain on forgiveness of other payable to Zurich	(883,757)	-
Change in the fair value of derivative liabilities	-	833,750
Provision for doubtful accounts	-	505,646
Amortization of debt issuance costs	-	278,864
Loss on sale of fixed assets	-	8,638
Changes in operating assets and liabilities:
Restricted cash	-	1,869,178
Accounts receivable	(1,879,137)	(3,569,319)
Costs and estimated earnings in excess of billings on uncompleted contracts	10,914	(102,207)
Current assets held for sale	928,403	252,698
Prepaid expenses and other current assets	(7,706)	(55,160)
Other assets	37,392	24,488
Other assets held for sale	1,085,405	630,764
Income taxes payable	(2,366)	(43,033)
Accounts payable and accrued expenses	1,583,312	1,844,483
Current liabilities held for sale	742,106	(121,858)
Accrued severance expense	(550,205)	1,520,205
Billings in excess of costs and estimated earnings on uncompleted contracts	(102,102)	104,404
Deferred revenue	-	(113,503)
NET CASH USED IN OPERATING ACTIVITIES	(870,409)	(1,444,571)

INVESTING ACTIVITIES:
Cash received on sale of Seattle	1,561,000	-
Acquisition of property and equipment	(46,912)	(78,544)
Addition on acquisition of BTX capitalized software	(2,279)	-
Payment for sale of BTX	(59,097)	-
Cash received from acquisition of BTX software	-	1,185,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,452,712	1,106,456

FINANCING ACTIVITIES:
Repayments under loans payable, net	(4,043)	(76,637)
Repayment to senior secured convertible notes	-	(9,507)
Repayments under other payable to Zurich	(290,000)	(210,229)
Borrowings under loan payable obligations	-	21,440
Borrowings under short-term bank loan	-	816,100
Borrowings from related party	-	790,255
Debt issuance costs	-	(137,869)
Dividend paid on preferred stock	(146,520)	(36,993)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(440,563)	1,156,560

Effect of exchange rate changes on cash	45,550	(51,598)

NET INCREASE IN CASH AND CASH EQUIVALENTS	187,290	766,847
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	2,177,070	1,410,223
CASH AND CASH EQUIVALENTS, END OF THE YEAR	$2,364,360	$2,177,070

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the years ended
	April 30,
	2015	2014
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Declaration on preferred dividend payable	$2,508,518	$-
Conversion of dividend payable related to make-whole amount to common stock	$1,622,954	$-
Conversion of dividend payable related to Series F-1 preferred stock	$133,532	$-
Settlement of severance obligation upon sale of Pride	$970,000	$-
Conversion of Series E preferred stock to promissory notes	$2,438,000	$-
Settlement of debt, make-whole interest and other liabilities on sale of BTX	$1,962,000	$-
Settlement of capitalized software and other assets on sale of BTX	$1,883,000	$-
Conversion of senior secured convertible note and related make-whole amount to Series F-1 preferred stock Series G-1 preferred stock	$973,180	$-
Conversion of senior secured convertible note and related make-whole amount to Series F preferred stock Series G preferred stock	$451,141	$-
Conversion of Series F-1 Preferred stock to common stock	$1,669,915	$-
Conversion of Series G-1 Preferred stock to common stock	$110,035	$-
Issuance of notes for property and equipment	$-	$74,190
Issuance of common stock for the conversion of Notes and accrued interest	$-	$3,114,816
Acquisition of BTX Software from issuance of Series E Preferred Stock	$-	$2,635,147
Acquisition of BTX Software from assumption of BTX Note	$-	$500,000
Reclassification of fair value of derivative liability on Notes and Warrants to additional paid-in capital upon the Amendment and Note Amendment	$-	$7,166,991
Reclassification of fair value of derivative liability on Notes to additional paid-in capital upon conversion of Notes	$-	$686,856

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND LIQUIDITY

Basis of Presentation

The consolidated financial statements include the accounts of WPCS International Incorporated, a Delaware corporation (“WPCS”) and its wholly and majority-owned subsidiaries, (collectively, the “Company”). The Company’s subsidiaries based in the United States include, or have included: WPCS International - Suisun City, Inc. (the “Suisun City Operations”), WPCS International - Lakewood, Inc. (the “Lakewood Operations”), WPCS International - Hartford, Inc. (the “Hartford Operations”), WPCS International - Trenton, Inc. (the “Trenton Operations”), WPCS International - Seattle, Inc. (the “Seattle Operations”), WPCS International - Portland, Inc. (the “Portland Operations”) and BTX Trader, LLC (“BTX”). International operations include WPCS Asia Limited, a 60% joint venture interest in Tai'an AGS Pipeline Construction Co. Ltd. (the “China Operations”), and WPCS Australia Pty Ltd, WPCS International – BrendalePty Ltd., and The Pride Group (QLD) Pty Ltd., (collectively, the “Australia Operations”).

With the recent divestitures of The Pride Group (QLD) Pty Ltd. (“Pride”), BTX and substantially all of the assets of the Seattle Operations, and the planned sale of the China Operation. The Suisun City Operation is the Company’s only remaining continuing operation as of April 30, 2015. As such, the Company intends to dissolve the remaining inactive domestic and international subsidiaries listed above, as soon as it is administratively feasible to do so.

Certain reclassifications associated with the discontinued operations of Pride, BTX, and the Seattle Operations have been made to the prior years’ financial information in order to conform to the current year’s presentation. The reclassifications had no impact on previously reported net loss or stockholders’ equity. In addition, as of April 30, 2015, the Company has entered into an Interest Purchase Agreement with an Investor to sell all of its ownership in its China Operation and therefore has classified all activity related to its China Operation as discontinued operations in these financial statements.

The Company specializes in contracting services, with 68 employees in one operation center and currently offers communications infrastructure services through the Suisun City Operations.

Liquidity and Capital Resources

As of April 30, 2015, we had a working capital deficiency of approximately $1, 246,000, which consisted of current assets of approximately $14,006,000 and current liabilities of $15,252,000. This compares to a working capital of approximately $611,000 at April 30, 2014. The current liabilities as presented in the audited balance sheet at April 30, 2015 primarily include approximately $1,703,000 of short-term promissory notes, $5,711,000 of liabilities held for sale (primarily associated with our China Operations), $5,409,000 of accounts payable and accrued expenses and $678,000 of dividends payable

Our cash and cash equivalents balance at April 30, 2015 was $2,364,000.

As described in the subsequent event footnote (Note 13) below, the Company has completed a series of transactions subsequent to April 30, 2015 that it believes will provide it with sufficient working capital and equity to operate for the next twelve months, from the date of this filing, while it continues its plan to seek growth opportunities, including, but not limited, (i) organic growth to complement and enhance existing operations; (ii) acquisitions; and/or (iii) a viable merger candidate.

The subsequent transactions included the: (i) elimination of $1,703,000 of promissory notes which were due and payable on September 30, 2015; (ii) issuance of common stock to satisfy approximately $500,000 of the $677,000 of dividends payable at April 30, 2015; (iii) completion of a $1,575,000 equity financing transaction; and (iv) closing of a $1,000,000 line of credit for our Suisun Operation.

These events have provided cash to the Company, eliminated future cash requirements and, along with expected continued operating profits from its Suisun Operation for fiscal year 2016 and lower corporate overhead, are the primary factors that support our belief that the Company will have adequate liquidity for the next twelve months.

Recent Developments

The Company is herein outlining some of its most significant recent development since the filing of its Form 10-K for the year ended April 30, 2014.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Reverse Stock Split

On April 18, 2015, the Company amended its Certificate of Incorporation, as amended, pursuant to which the Company effected a one-for-twenty two reverse split of the Company’s outstanding shares of common stock (the “Reverse Stock Split”). The total issued and outstanding common stock was decreased from 19,508,727 shares to 886,760 shares. With the issuance of 1,372 additional common shares due to rounding from the Reverse Stock Split, the total issued and outstanding shares was increased to 888,132 common shares. All share-related and per share information have been adjusted to give effect to the Reserve Stock Split from the beginning of the earliest period presented.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Authorized Shares Correction

On December 19, 2014, The Company filed a Certificate of Correction to the Certificate of Amendment to correct the Company’s Certificate of Incorporation so that it would accurately reflect that the total number of authorized shares of Common Stock is 100,000,000. As a result of the correction certain descriptions regarding the authorized shares have been corrected in the accompanying financial statements. The Company has also determined that there is no material financial statement impact as a result of this change.

Amendment, Waiver and Exchange Agreements

September Exchange Agreement

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

Pursuant to the September Exchange Agreement, Hudson Bay exchanged (i) the 2012 Hudson Note and associated make-whole amount for 5,268 shares of newly designated series F convertible preferred stock, par value $0.001 (the “Series F Preferred Stock”); (ii) the Series E Preferred Stock for a promissory note in a principal amount of $794,000 (the “2014 Hudson Note”) and 1,060 shares of series G convertible preferred stock, par value $0.001 (the “Series G Preferred Stock”); and (iii) the Hudson Warrants for 1,028 shares of Series G Preferred Stock.

As a result of the September Exchange Agreement, the Company recorded an inducement expense of $1,871,000, which was included in other expense on the statement of operations.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

November Exchange Agreements

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

As a result of the November Exchange Agreement, the Company recorded an inducement expense of $3,622,000 which was included in other expense on the statement of operations.

Short Term Promissory Notes

The 2014 Hudson Note and the 2014 Notes totaled approximately $2,438,000. $735,000 of these short-term promissory notes was settled in accordance with Section 16 settlements as of April 30, 2015. Of the remaining $1,703,000 in promissory notes as of April 30, 2015, $400,000 of these short term promissory notes were settled through Section 16 settlements, $1,299,000 of these short term promissory notes were exchanged for Series H preferred convertible stock and $4,000 of these short term promissory notes were paid in cash subsequent to year end.

Terms of the Preferred Stock

Pursuant to the September and November Exchange, on the Closing Date, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designations, Preferences and Rights of Series F-1 Preferred Stock (the “Series F-1 Certificate of Designation”) and a Certificate of Designations, Preferences and Rights of Series G-1 Preferred Stock (the “Series G-1 Certificate of Designation”). Under the terms of the Series F-1 Certificate of Designation, each share of Series F-1 Preferred Stock has a stated value of $1,000 and is convertible into shares of Common Stock equal to the stated value (and all accrued but unpaid dividends) divided by the conversion price of $1.00 per share (subject to adjustment in the event of stock splits and dividends).  The Series F-1 Preferred Stock accrues dividends at a rate of 8% per annum, payable quarterly in arrears in cash or in kind, subject to certain conditions being met.  The Series F-1 Preferred Stock contains a three-year “make-whole” provision, such that the holder is entitled to receive an amount equal to the dividends that would have accrued from the date of the conversion until the third anniversary of such conversion. The Company is prohibited from effecting the conversion of the Series F-1 Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 9.99%, in the aggregate, of the issued and outstanding shares of the Common Stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series F-1 Preferred Stock.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

September and November Exchange Inducement Expense

For the year ended April 30, 2015, the Company recognized an inducement expense of $5,493,000 under these Exchange Agreements. A summary table of the inducement expense (difference between the fair value of the preferred stock and the carrying amount of the senior secured convertible note and make-whole amount prior to the conversion) for the year ended April 30, 2015, is as follows:

April 30, 2015
Fair value of series F and F-1 preferred stock (16,443 shares at $301.81)	$4,963,000
Fair value of series G and G-1 preferred stock (5,530 shares at $350.43)	1,938,000
Total consideration	6,901,000
Less: senior secured convertible note	(459,000)
Less: make-whole amount on senior secured convertible note	(949,000)
Total inducement expenses	$5,493,000

The Inducement expense above is net of $241,000 related to190 shares of Series F-1 Preferred Stock and 805 shares of Series G-1 Preferred Stock that were issued in error and then returned to the Company.

In addition, as described above and in Note 6 – Senior Secured Convertible Notes, during the year ended April 30, 2015, the Company issued the 2014 Notes in exchange for all of the outstanding Series E Preferred Shares with no gain or loss recognized on the exchange.

China Operations

On June 3, 2015, The Company entered into an Interest Purchase Agreement (the “Purchase Agreement”) with Halcyon Coast Investment (Canada) Ltd. (“HCI”) to sell its 60% joint venture and profit interest in Tai’an AGS Pipeline Construction Co. Ltd., a contractual joint venture established in accordance with the laws of the People’s Republic of China (“TAGS”) in an all-cash transaction, for a price of $1,500,000 (the “Transaction”). The transfer shall be consummated pursuant to a Joint Venture Interest Transfer Agreement, which the Company and HCI executed simultaneously with the Purchase Agreement (the “Transfer Agreement”). HCI paid a deposit of $150,000 to the Company upon the signing of the Purchase Agreement, which is refundable in the event the Transaction fails to close by September 30, 2015. The balance of the purchase price is due at the closing of the Transaction. The closing of the Transaction is subject to the approval of the Tai’an Bureau of Commerce and Industry, which the Company expects to receive prior to September 30, 2015 as it has already received the approval of the Tai’an Bureau of Foreign Affairs.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Income from Section 16 Settlements

During the year ended April 30, 2015, the Company recorded in the statement of operations other income of $1,402,000 as it received $650,000 in cash, $735,000 in forgiveness of the Hudson 2014 Note and one of the 2014 Notes and $17,000 of make-whole forgiveness on certain convertible preferred notes as part of the settlement with certain Holders of the 2012 Note who were defendants named in a Section 16 litigation brought by a shareholder of WPCS.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

All significant intercompany transactions and balances have been eliminated in these consolidated financial statements.

Reclassifications

Certain reclassifications have been made in prior years’ consolidated financial statements to conform to the current year’s presentation. These reclassifications reflect the results of the BTX, China, Australia and Seattle Operations as discontinued operations for all periods presented.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. The most significant estimates relate to the calculation of percentage-of-completion on uncompleted contracts, allowance for doubtful accounts, realization of deferred tax assets, and valuation of equity instruments. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and highly liquid investments with a maturity, at time of purchase, of three months or less.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company reduces credit risk by placing its temporary cash and cash equivalents with major financial institutions domestically and internationally. At times, such amounts may exceed federally insured limits. Cash and cash equivalents included in foreign financial institutions was approximately $1,555,000. The Company reduces credit risk related to accounts receivable by routinely assessing the financial strength of its customers and maintaining an appropriate allowance for doubtful accounts based on its history of write-offs, current economic conditions and an evaluation of the credit risk related to specific customers. The Company does not require collateral in most cases, but may file claims against the construction project if a default in payment occurs.

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

Of the $6,494,000 of accounts receivable, substantially all of it is associated with our Suisun City Operations. In addition, there was one customer of the Suisun City Operations who comprised 61% of the Company’s total accounts receivable. Also included in the accounts receivable is retainage receivable of $1,119,000 and $635,000 at April 30, 2015 and 2014, respectively, and both the retainer and aged accounts receivable are expected to be collected.

Foreign Currency Translation

Assets and liabilities related to the Company’s China operations are calculated using the Renminbi (Chinese Currency) and are translated at end-of-period exchange rates, while the related revenues and expenses are translated at average exchange rates prevailing during the period. Also, included in the Company’s discontinued operations are assets and liabilities related to its Australia Operations, which are calculated using the Australian dollar and are translated at end-of-period exchange rates, while the related revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments are recorded as a separate component of consolidated stockholders’ equity. Any foreign currency transactions are immaterial.

Comprehensive Loss

The Company reports comprehensive loss and its components in its consolidated financial statements. Comprehensive loss consists of net loss and foreign currency translation adjustments, affecting stockholders’ equity that, under U.S, GAAP, is excluded from net loss.

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

Impairment of Long-lived assets

The Company reviews its long-lives assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing a review for impairment, the Company compares the carrying value of the assets with their estimated future undiscounted cash flows from the use of the asset and eventual disposition. If the estimated undiscounted future cash flows are less than carrying value, an impairment loss is charged to operations based on the difference between the carrying amount and the fair value of the asset. During the years ended April 30, 2015 and 2014 the Company did not recognize any impairment expense.

Fair Value of Financial Instruments

The Company’s material financial instruments at April 30, 2015 and 2014 for which disclosure of fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, account payable, loans payable, promissory notes and short-term bank loan. The fair values of cash and cash equivalents, accounts receivable, and account payable are equal to their carrying value because of their liquidity and short-term maturity. Management believes that the fair values of loans payable, promissory notes and short-term bank loan do not differ materially from their aggregate carrying values, because the interest rates of these financial instruments approximate the prevailing interest rates management expects to receive if additional financing was necessary.

As defined by the ASC, fair value measurements and disclosures establish a hierarchy that prioritizes fair value measurements based on the type of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of hierarchy are described below:

•	Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly: these include quoted prices for similar assets or liabilities in active markets, such as interest rates and yield curves that are observable at commonly quoted intervals.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions, as there is little, if any, related market activity. The Company's chief financial officer determines its valuation policies and procedures associated with Level 3 inputs.

Fair Value of Series F, Series F-1, Series G and Series G-1 Preferred Stock

The fair value of the Preferred Stock is based on unobservable inputs. Such unobservable inputs include use of the Company’s own data or assumptions such as earnings and discounted cash flow. The Company estimates of the fair value of the Preferred Stock is based on assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for expected dividends and the fair value of the underlying common stock. Using the Black Sholes pricing model and input for risk free interest rate of .97%, volatility of 180.2%, dividends of $0 and a three year term the fair value of the Preferred Series F and F-1 shares were determined to be $301.81 per share and the Preferred Series G and G-1 were determined to be $350.43 per share.

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

The length of the Company’s contracts varies but is typically between three months and two years. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying consolidated balance sheets, as they will be liquidated in the normal course of contract completion, although this may require more than one year.

The Company also recognizes certain revenue from short-term contracts when the services have been provided to the customer. For maintenance contracts, revenue is recognized ratably over the service period.

Other Concentrations

As of April 30, 2015, the Company has 52 union employees in its Suisun City Operations. At April 30, 2015, 76% of the Company’s labor force is subject to collective bargaining agreements. Although the Company’s past experience has been favorable with respect to resolving conflicting demands with these unions, it is always possible that a protracted conflict may occur which could impact the renewal of the collective bargaining agreements. The current union contract is scheduled to expire in December 2017.

For the fiscal year ended April 30, 2015 and April 30, 2014, there was one customer in the Suisun City Operations, which accounted for 60.6% and 16.6% of the Company’s revenue, respectively.

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

On a periodic basis, the Company evaluates its ability to realize its deferred tax assets net of its deferred tax liabilities and adjusts such amounts in light of changing facts and circumstances, including but not limited to the level of past and future taxable income, and the current and future expected utilization of tax benefit carryforwards. The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is required to reduce the net deferred tax assets to the amount that is more likely than not to be realized in future periods. The Company considers past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. The Company’s forecast of expected future taxable income is based over such future periods that it believes can be reasonably estimated. Based on its analysis as of April 30, 2015 and 2014, the Company continues to provide a full valuation allowance of approximately $12,000,000 on its domestic and foreign deferred tax assets. The Company will continue to evaluate the realization of its deferred tax assets and liabilities on a periodic basis, and will adjust such amounts in light of changing facts and circumstances.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

The Company performed a review for uncertainty in income tax positions in accordance with authoritative guidance. This review did not result in the recognition of any material unrecognized tax benefits as of April 30, 2015 and 2014. Management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. For the years ended April 30, 2015 and 2014, the Company recognized no interest or penalties. The statute of limitations for the Company's federal, state and foreign income tax returns for fiscal years 2012 to fiscal 2015 are still open.

Recently Issued Accounting Pronouncements

Fiscal 2016 Accounting Pronouncement Adoptions

Reporting Discontinued Operations

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective for us in our first quarter of fiscal 2016. The Company does not expect any material impact from adoption of this guidance on the Company’s consolidated financial statements.

Debt Issuance Cost

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU 2015-03 is effective for us in our first quarter of fiscal 2016. The Company does not expect any material impact from adoption of this guidance on the Company’s consolidated financial statements.

Fiscal 2017 Accounting Pronouncement Adoptions

Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”) that will require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU No. 2014-15 becomes effective for us in the first quarter of fiscal 2017. The Company is currently evaluating the impact of ASU 2014-15 on its financial statements.

Share-Based Payments with Performance Targets

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12). ASU 2014-12 requires that a performance target that affect vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation — Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for use in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. The Company is currently evaluating the impact of our pending adoption on ASU 2014-12 on its consolidated financial statements.

Fiscal 2018 Accounting Pronouncement Adoptions

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues, when promised goods or services are transferred to customers, in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company is currently evaluating the impact of our pending adoption of ASU 2014-09 on its consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

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

The table below presents the computations of loss per share from continuing operations applicable to common stockholders, after consideration of noncontrolling interest and dividends declared on preferred stock, as follows:

	Years Ended
	April 30,
	2015	2014
Numerator:

Loss from continuing operations attributable to WPCS common shareholders	$(9,506,300)	$(10,671,717)
Loss from discontinued operations, basic and diluted	(1,822,239)	(496,249)
Net loss attributable to WPCS common shareholders, basic and diluted	$(11,328,539)	$(11,167,966)

Denominator:

Basic and diluted weighted average shares outstanding	672,723	254,446

Basic and diluted loss from continuing operations per common share	$(14.13)	$(41.94)
Basic and diluted loss from discontinued operations per common share	(2.71)	(1.95)
Basic and diluted loss per common share	$(16.84)	$(43.89)

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

The following were excluded from the computation of diluted shares outstanding due to the losses for the years ended April 30, 2015 and 2014, as they would have had an anti-dilutive impact on the Company’s net loss.

	As of April 30,
	2015	2014
Common stock equivalents:
Stock options	40,688	1,917
Series F and F-1 preferred stock	495,909	-
Series G and G-1 preferred stock	290,909	-
Conversion of senior secured convertible notes	-	204,168
Make-whole on preferred shares	204,346	-
Stock warrants	15,510	171,582
Totals	1,047,362	377,667

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Costs and estimated earnings on uncompleted contracts consist of the following at April 30, 2015 and 2014:

	April 30, 2015	April 30, 2014

Costs incurred on uncompleted contracts	$32,008,307	$14,457,907
Estimated contract earnings	6,031,338	3,291,077
	38,039,645	17,748,984
Less: Billings to date	38,965,672	18,766,199
Total	$(926,027)	$(1,017,215)

These amounts are included in the accompanying balance Sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$420,434	$431,348
Billings in excess of cost and estimated earnings on uncompleted contracts	1,346,461	1,448,563
Total	$(926,027)	$(1,017,215)

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at April 30, 2015 and 2014:

	Estimated useful life (years)	2015	2014
Furniture and fixtures	5-7	$74,265	$94,260
Computers and software	2-3	273,755	281,940
Vehicles	5-7	799,012	869,559
Machinery and equipment	5	88,689	94,833
Leasehold improvements	2-3	291,688	291,688
		1,527,409	1,632,280
Less accumulated depreciation		1,364,423	1,455,999
		$162,986	$176,281

Depreciation and amortization expense for property and equipment for the years ended April 30, 2015 and 2014 was approximately $60,000 and $110,000, respectively.

NOTE 6 – SENIOR SECURED CONVERTIBLE NOTES

As described in Note 1 (Basis of Presentation, Liquidity and Recent Developments) the September Exchange Agreement and the November Exchange Agreement, the 2012 Notes were exchanged for shares of Series F, F-1, G, and G-1 Preferred Stock (the “Exchange”). In addition, pursuant to the sale of BTX, $439,408 of convertible notes were returned to the Company (the “BTX Cancellation”).

Following the aforementioned Exchange and BTX Cancellation, the Notes consisted of the following as of April 30, 2015:

	Notes	Debt Discount	Total
Beginning balance as of April 30, 2014 - Senior secured convertible notes, interest at 4% per annum to maturity June 5, 2014	$898,338	$(853,431)	$44,907
Amortization of debt discount	-	853,431	853,431
Conversion of Senior secured convertible notes to preferred stock	(898,338)	-	(898,338)
	$-	$-	$-

NOTE 7 - FAIR VALUE MEASUREMENTS

For the year ended April 30, 2015, the Company did not have any financial liabilities required to be measured at fair value.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 derivative liabilities related to the senior secured convertible notes and warrants prior to reclassification to an equity instrument as a result of the Amendment and Note Amendment.

	Note Conversion Feature	Warrants	Total

Balance at beginning of year - April 30, 2013	$3,088,756	$3,858,508	$6,947,264
Reduction in derivative instruments from Note conversion	(686,856)	-	(686,856)
Change in fair value of derivative liabilities	1,598,537	(764,787)	833,750
	4,000,437	3,093,721	7,094,158
Reclassification of derivative liabilities to additional paid-in capital	(4,000,437)	(3,093,721)	(7,094,158)
Balance at end year - April 30, 2014	$-	$-	$-

As of April 30, 2014 and 2015 the Company did not have any derivative liabilities.

NOTE 8 - RETIREMENT PLANS

The Company and its subsidiaries participate in employee savings plans under Section 401(k) of the Internal Revenue Code pursuant to which eligible employees may elect to defer a portion of their annual salary by contributing to the plan. There were no Company matching contributions made for the years ended April 30, 2015 and 2014.

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

					Expiration of
	Federal	Pension		FIP/RP	Collective
	Identification	Certified Zone Status		Status Pending	Bargaining	Company's Contributions
Pension Plan Legal name	Number	2015	2014	or Implemented	Arrangement	2015	2014

International Brotherhood of Electrical Workers District No. 9 Pension Plan	93-6074829	NA	NA	No	11/30/2017	$489,786	$377,694

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE 9 - INCOME TAXES

Loss from continuing operations before provision for income taxes shown below is based on the geographic locations to which such loss is attributed for the years ended April 30:

	Years Ended
	April 30,
	2015	2014
Loss income before income taxes:
Domestic	$(6,928,103)	$(10,690,849)
Foreign	-	-
Totals	$(6,928,103)	$(10,690,849)

The provision for income taxes from continuing operations for the years ended April 30, 2015 and 2014 is summarized as follows:

	Years Ended
	April 30,
	2015	2014
Current
Federal	$-	$-
State	69,679	32,922
Foreign	-	-
Totals	69,679	32,922
Deferred
Federal	-	(330,764)
State	-	-
Foreign	-	-
Totals	-	(330,764)
Total provision for income taxes (benefits)	$69,679	$(297,842)

The actual provision for income taxes from continuing operations reflected in the consolidated statements of operations for the years ended April 30, 2015 and 2014 differs from the provision computed at the federal statutory tax rates. The principal differences between the statutory income tax and the actual provision for income taxes are summarized as follows:

	Years Ended
	April 30,
	2015	2014
Expected tax benefit at statutory rate (34%)	$(2,355,555)	$(3,634,889)
State and local taxes, net of federal tax benefit	(214,606)	(392,424)
Valuation allowance	(208,988)	1,413,818
Non deductible financing costs	963,857	2,274,805
Inducement expense	1,867,566	-
Other	17,405	40,848
Totals	$69,679	$(297,842)

Deferred tax assets and liabilities are provided for the effects of temporary difference between tax basis of an asset or liability and its reported amount in the consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

The components of the Company’s deferred tax assets and liabilities are as follows:

	April 30, 2015	April 30, 2014
Deferred tax assets:

Allowance for doubtful accounts	$34,392	$55,140
Bonus and vacation accruals	79,274	667,992
Non-qualified stock options	144,972	76,850
Federal benefit for foreign tax credit	265,600	265,600
Accruals	-	57,045
Valuation allowance	(524,238)	(1,122,627)

Deferred tax assets-current	-	-

Intangible assets	-	39,232
Goodwill	-	35,638
Capital loss carryforward	3,884,389	949,973
Property and equipment	26,434	-
Net operating loss carryforward	12,262,334	11,346,435
Valuation allowance	(16,173,157)	(12,316,027)

Deferred tax assets-long term	-	55,251

Deferred tax liabilities:

Property and equipment	-	55,251
Deferred tax liabilities-long term	-	55,251

Net deferred tax assets (liabilities)	$-	$-

At April 30, 2015, the Company has net operating loss carryforwards for Federal tax purposes approximating $30,900,000 expiring through 2035. The Company also has net operating loss carryforwards in multiple states approximating $34,400,000 and expiring in varying amounts through 2035. However, the future use of some or all of such carried forward domestic losses may be limited by Sec. 382 of Internal Revenue Code in the event of an ownership change, which may have been incurred as a result of the Company’s financing activities and other transactions among the Company’s shareholders, such as the Hartford and Lakewood asset sales and the Pride and BTX sales.

The Company considers past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. The Company’s forecast of expected future taxable income is based over such future periods that it believes can be reasonably estimated. Based on its analysis as of April 30, 2015, the Company increased its valuation allowance by approximately $3,259,000 on its deferred tax assets. Due to the uncertainty of recognizing a tax benefit on loss carryforwards, the Company has provided a valuation allowance of approximately $16,697,000 at April 30, 2015.

The tax change in the valuation allowance is listed below:

	Years Ended
	April 30,
	2015	2014
Balance at beginning of the year	$13,438,654	12,024,836

Charged (reversed) to costs and expenses	(208,988)	1,413,818
Capital loss from sale of Pride	3,467,729	-
Balance at end of the year	$16,697,395	$13,438,654

At April 30, 2015, the Company’s net deferred tax assets are fully offset by a valuation allowance. The Company continues to analyze the reliability of its deferred tax assets on a regular basis.

Accounting for uncertainty in income taxes requires uncertain tax positions to be classified as non-current income tax liabilities unless they are expected to be paid within one year. The Company has concluded that there are no uncertain tax positions requiring recognition in its consolidated financial statements as of April 30, 2015 and 2014. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. For the years ended April 30, 2015 and 2014 there was no interest expense relating to unrecognized tax benefits.

The Company had no undistributed earnings of its foreign subsidiary for the years ended April 30, 2015 and 2014.

The Company and its domestic subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the years April 30, 2012 and thereafter. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing the respective return. The Company is not currently under examination by any taxing authority.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE 10 – SHAREHOLDERS’ EQUITY

Stock-Based Compensation Plans

2014 Equity Incentive Plan

In January 2014, the Company adopted the 2014 Equity Incentive Plan, under which officers, directors, key employees or consultants may be granted options. Under the 2014 Equity Incentive Plan, 159,090 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. Under the terms of the 2014 Equity Incentive Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant. These options generally vest from immediately to three years of continuous service and have five-year contractual terms. At April 30, 2015, options to purchase 39,545 shares were outstanding at an exercise price of $4.84 to $26.40 At April 30,2015, there were 119,545 options available for grant under the 2014 Equity Incentive Plan.

2007 Incentive Stock Plan

In September 2006, the Company adopted the 2007 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options. Under the 2007 Incentive Stock Plan, 2,597 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. These shares were registered under Form S-8. Under the terms of the 2007 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At April 30, 2015, options to purchase 910 shares were outstanding at exercise prices ranging from $8.58 to $13.20. At April 30, 2015, there were 1,687 options available for grant under the 2007 Incentive Stock Plan.

2006 Incentive Stock Plan

In September 2005, the Company adopted the 2006 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options. Under the 2006 Incentive Stock Plan, 2,597 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. These shares were registered under Form S-8. Under the terms of the 2006 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At April 30, 2015, there were no options outstanding under this plan. At April 30, 2015, there were 2,579 options available for grant under the 2006 Incentive Stock Plan.

2002 Plan

In March 2003, the Company established a stock option plan pursuant to which options to acquire a maximum of 2,706 shares of the Company's common stock were reserved for grant (the "2002 Plan"). These shares were registered under Form S-8. Under the terms of the 2002 Plan, the options are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At April 30, 2015, options to purchase 233 shares were outstanding at exercise prices ranging from $13.20 to $61.82. At April 30, 2015, there were no further shares available for grant under the 2002 Plan as the ten-year term of the 2002 Plan had been reached.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

The following table summarizes stock option activities for the years ended April 30, 2015 and 2014:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of April 30, 2013	5,090	$147.40	$-	3.88
Employee options granted	80	78.10	-	-
Forfeited/expired	(3,253)	25.13	-	-
Outstanding as of April 30, 2014	1,917	14.76	-	3.34
Employee options granted	46,363	20.06	-	5.10
Forfeited/expired	(7,592)	25.52	-	-
Outstanding as of April 30, 2015	40,688	$18.79	$-	5.88
Options vested and exercisable	27,052	$25.82	$-	3.92

The Company recorded stock based compensation expense of $170,562 and $24,535, which is included as part of selling, general and administrative expenses for the years ended April 30, 2015 and 2014, respectively.

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

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. The Company determines the forfeiture rate based on the historical forfeitures of stock options previously granted to employees and directors. The forfeiture rate was 15% for the years ended April 30, 2015 and 2014. Compensation cost is then recognized on a straight-line basis over the vesting or service period and is net of estimated forfeitures. The following assumptions were used to compute the fair value of stock options granted during the years ended April 30, 2015 and 2014:

	Years Ended
	April 30,
	2015	2014
Exercise price	$4.84 - $26.40	$78.10
Expected stock price volatility	103.0% - 131.5%	68.6%
Risk-free rate of interest	1.1% - 1.3%	0.90%
Expected term (years)	5.0	5.0

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

Common Stock Warrants

The following is a summary of the common stock warrant activity for the years ended April 30, 2015 and 2014:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Warrants	Price	Life in years

Outstanding, April 30, 2013	103,400	$47.39	4.5
BTX Warrants issued in connection with the BTX Purchase Agreement	68,182	110.00	4.0
Outstanding as of April 30, 2014	171,582	72.27	4.0
Warrants exchanged in connection with the Amendment	(156,072)	47.39	-
Outstanding, April 30, 2015	15,510	322.64	4.01

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE 11 - DISCONTINUED OPERATIONS

Seattle Operations

On September 30, 2014 the Company sold substantially all of the assets of the Seattle Operations to EC Company, an Oregon-based electrical contracting company for an all-cash purchase price of $1,969,000. For the year ended April 30, 2015, the Company recorded a loss of approximately $375,000 on the disposition of the Seattle Operations and at April 30, 2015 has classified $14,000 of assets held for sale on its consolidated balance sheet.

Australia (The Pride Group)

On July 31, 2014 , the Company completed the sale of Pride to Turquino Equity LLC, a limited liability company (“Turquino”), whose managing member is Andrew Hidalgo (“Hidalgo”), former Chairman and Chief Executive Officer of the Company. The closing of the sale was pursuant to the Securities Purchase Agreement, dated September 19, 2013, by and between WPCS Australia Pty Ltd (“WPCS Australia”), a wholly-owned subsidiary of the Company, and Turquino. At the closing, the Purchase Price was settled by applying the net after tax severance balance due Hidalgo under his separation agreement, dated July 24, 2013 by and between Hidalgo and the Company as payment towards the Purchase Price. The Company recorded a gain on the sale of approximately $799,000.

BTX Trader

On December 17, 2013, the Company entered into various agreements, which were expected to add a new line of business and reporting segment to the Company’s existing operations. The Company acquired software technology in the emerging Bitcoin industry of a cross-exchange trading technology platform that provided access to ninety percent of publicly available Bitcoin liquidity (the “BTX Software”).

BTX was formed in the state of Delaware on December 4, 2013. In connection with the formation of BTX, certain investors who previously purchased Notes contributed an aggregate of (i) $439,408 of Notes, along with all rights under the related securities purchase agreement, security and pledge agreement and registration rights agreement (other than the Exchange Cap Allocation and Authorized Share Allocation, as such terms are defined in the Notes) (such $439,408 of Contributed Notes) and (ii) $1,185,000 in cash, as their initial capital contributions to BTX. On December 17, 2013, BTX purchased the BTX Software and related intellectual property rights from Divya Thakur (“Thakur”) and Ilya Subkhankulov (“Subkhankulov”) in consideration for (i) the assignment of the Contributed Notes and (ii) assumption of a secured promissory note in the principal amount of $500,000, which accrued interest at a rate of 3.32% (the “BTX Note”). Pursuant to a Security Agreement BTX’s obligations under the BTX Note were secured by the assets of BTX.

On November 26, 2014, the Company and BTX entered into and closed upon a Securities Purchase Agreement (the “BTX Agreement”) with Thakur and Subkhankulov, pursuant to which the Company sold BTX to the Purchasers. The Purchasers were officers of BTX and Thakur was a director of the Company.

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

In addition to the $939,000 of liabilities listed above the purchasers exchanged approximately $924,000 in make-whole interest amounts on convertible secured debt and approximately $99,000 in other liabilities for approximately $1,847,000 in capitalized software, $59,000 in cash and $36,000 in miscellaneous assets. The Company therefore recognized a gain on the sale of BTX of approximately $20,000. The Company no longer intends to operate in this industry.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

China Operations

On June 3, 2015, the Company entered into an Interest Purchase Agreement (the “Purchase Agreement”) with Halcyon Coast Investment (Canada) Ltd. (“HCI”) to sell its 60% joint venture and profit interest in Tai’an AGS Pipeline Construction Co. Ltd., a contractual joint venture established in accordance with the laws of the People’s Republic of China (“TAGS”) in an all-cash transaction, for a price of $1,500,000 (the “Transaction”). The transfer shall be effected pursuant to a Joint Venture Interest Transfer Agreement, which the Company and HCI executed simultaneously with the Purchase Agreement (the “Transfer Agreement”). HCI paid a deposit of $150,000 to the Company upon the signing of the Purchase Agreement, which is refundable in the event the Transaction fails to close by September 30, 2015. The balance of the purchase price is due at the closing of the Transaction.

The closing of the Transaction is subject to the approval of the Tai’an Bureau of Commerce and Industry, which it expects to receive prior to September 30,2015 as it has already received the approval of the Tai’an Bureau of Foreign Affairs. The Company has determined that, as a result of this transaction, that the activity of the China Operation has been classified as discontinued operations for the years ended April 30, 2015 and 2014.

The Company records the revenue and profit from short-term contracts from its China Operations under the completed contract method, whereas income is recognized only when a contract is completed or substantially completed. Accordingly, during the period of performance, billings and deferred contract costs are accumulated on the consolidated balance sheets as deferred contract costs and deferred revenue. The Company’s accounting policy is based on the short-term nature of the work performed. Deferred contract costs include equipment lease deposits to the third party vendors of approximately $969,000 and $748,000 as April 30, 2015 and April 30, 2014 respectively. The revenue results from the China Operations are included in discontinued operations for the years ended April 30, 2015 and 2014.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Below is a summary of the operating results for the discontinued operations is as follows:

	For the years ended
	April 30,
	2015	2014

REVENUE	$8,773,567	$22,211,963

COSTS AND EXPENSES:
Cost of revenue	6,078,094	15,909,636
Selling, general and administrative expenses	2,963,330	4,903,350
Depreciation and amortization	1,144,056	1,092,527
Impairment loss on capitalized software	827,449	-
	11,012,929	21,905,513
OPERATING (LOSS) INCOME FROM DISCONTINUED OPERATIONS	(2,239,362)	306,450

Interest expense	245,936	241,301
(Loss) income from discontinued operations before income tax provision	(2,485,298)	65,149
Income tax provision	64,815	445,665
(Loss) from discontinued operations, net of tax	(2,550,113)	(380,516)
Gain (loss) from disposal	798,896	(104,446)
Gain from disposal of BTX	19,700	-
Loss from disposal of Seattle Operations	(374,932)	-
TOTAL LOSS FROM DISCONTINUED OPERATIONS	$(2,106,449)	$(484,962)

There were no assets or liabilities included in the consolidated balance sheets for the Hartford and Lakewood Operations at April 30, 2015 or 2014.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

The following table summarizes the assets and liabilities held for sale:

	April 30,	April 30,
	2015	2014
ASSETS
CURRENT ASSETS:
Accounts receivable, net of allowance	$4,264,451	$7,350,524
Costs and estimated earnings in excess of billings on uncompleted contracts	-	616,858
Prepaid expenses and other current assets	34,800	98,245
Deferred contract cost	267,000	1,166,734
Total current assets held for sale	4,566,251	9,232,361

PROPERTY AND EQUIPMENT, net	963,119	1,947,123

Capitalized software, net	-	3,207,305

OTHER ASSETS	14,000	33,646
Total other assets held for sale	977,119	5,188,074
Total assets held for sale	$5,543,370	$14,420,435

LIABILITIES
Current portion of loans payable	$-	$115,325
Accounts payable and accrued expenses	1,700,943	2,579,350
Billings in excess of costs and estimated earnings on uncompleted contracts	-	345,108
Due to related party	785,684	778,573
Short term bank loan	3,224,180	3,195,000
Secured promissory note, related parties	-	500,000
Total current liabilities held for sale	5,710,807	7,513,356
Total liabilities held for sale	$5,710,807	$7,513,356

Short-Term Bank Loan

As of April 30, 2015 and 2014, the China Operations had a short-term bank loan of $3,224,000 and $3,195,000, respectively, with the Bank of China (the “Short-Term Bank Loan”) with an interest rate of 7.38% due quarterly. The original August 1, 2014 maturity date of the Short-Term Bank Loan was recently extended to July 31, 2015. Such Short-Term Bank Loan is secured by the assets of TGG only, and not guaranteed by WPCS. This loan is classified as short-term liabilities held for sale in the Company’s financial statements.

Due Related Party

As of April 30, 2015 and 2014, the China Operations had outstanding payables, representing interest accrued on working capital loans in the amounts of $786,000 and $779,000, respectively, due on demand to a related party, TGG. This loan is not guaranteed by WPCS. Interest expense for the years ended April 30, 2015 and 2014 was immaterial. This payable is classified as short-term liabilities held for sale in the Company’s financial statements.

The China Operations earned revenue for contracting services provided to TGG (noncontrolling interest in China Operations) and subsidiaries of $1,661,213 and $274,348 for the years ended April 30, 2015 and 2014, respectively. The China Operations accounts receivable due from TGG and subsidiaries was $0 and $0 as of April 30, 2015 and 2014, respectively.

Noncontrolling Interest

The Company presents the 40% non-controlling interest associated with the China Operations as a component of equity, along with any changes in the Company’s ownership interest, and will continue as such, for as long as the Company retains its controlling interest. Upon a loss of control, retained ownership interest will be re-measured at fair value, with any gain or loss recognized in earnings. Income and losses attributable to the non-controlling interests associated with the China Operations are presented separately in the Company’s financial statements.

Noncontrolling interest for the years ended April 30, 2015 and 2014 consists of the following:

	Years Ended
	April 30,
	2015	2014
Balance, beginning of year	$846,205	$849,138
Net (loss) income attributable to noncontrolling interest	(284,211)	11,287
Other comprehensive loss attributable to noncontrolling interest	(1,079)	(14,220)
Balance, end of year	$560,915	$846,205

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has entered into one-year employment contracts with two of its employees. The aggregate base salary commitments under these contracts at April 30, 2015 are $183,000, which are payable through April 1, 2016.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Lease Commitments

The Company leases its office facilities pursuant to noncancelable operating leases expiring through December 2017. The Company also has noncancelable vehicle leases. The minimum rental commitments under these noncancelable leases at April 30, 2015 are summarized as follows:

Year ending April 30,
2016	$96,098
2017	79,754
2018	8,088
Total minimum lease payments	$183,940

Rent expense for all operating leases was approximately $126,000 and $353,000 in 2015and 2014, respectively.

NOTE 13 – SUBSEQUENT EVENTS

Series H-1 Preferred Stock

Between July 14 and July 20, 2015, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with four Investors pursuant to which the Company issued to the Investors an aggregate of 8,532 shares of Series H-1 Preferred Convertible Stock of the Company, par value $0.0001 per share (“Series H-1 Shares”), and warrants to purchase 1,279,759 shares of common stock of the Company, par value $0.0001 per share (“Common Stock”), with an exercise price of between $1.63 and $1.66 per share (the “Warrants”). The purchase price for each Series H-1 Share was between $163 and $166 and the purchase price for each warrant was $0.1250 per share of Common Stock, for an aggregate purchase price for the Series H-1 Shares and Warrants of $1,575,000.

Simultaneously with the Securities Purchase Agreement, the Company and the Investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file with the Securities and Exchange Commission, on or before October 1, 2015, a registration statement on Form S-3 covering the resale of the Common Stock issuable upon conversion of the Series H-1 Shares and exercise of the Warrants.

The Company sold the Series H-1 Shares and Warrants in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D as promulgated under the Securities Act.

On July 14, 2015, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designations, Preferences and Rights of Series H-1 Convertible Preferred Stock (the “Series H-1 Certificate of Designation”).

Under the terms of the Series H-1 Certificate of Designation, each share of Series H-1 Preferred Stock has a stated value of $166 and is convertible into shares of Common Stock, equal to the stated value divided by the conversion price of $1.66 per share (subject to adjustment in the event of stock splits and dividends). The Company is prohibited from effecting the conversion of the Series H-1 Preferred Stock to the extent that, as a result of such conversion, the holder or any of its affiliates beneficially owns more than 9.99%, in the aggregate, of the issued and outstanding shares of the Company’s Common Stock calculated immediately after giving effect to the issuance of shares of Common Stock upon the conversion of the Series H-1 Preferred Stock.

Short-Term Promissory Notes

On June 30, 2015, the Company entered into Amendment, Waiver and Exchange Agreements (the “Exchange Agreements”) with certain of its promissory note holders, who held $1,299,000 in principal amount of unsecured promissory notes of the Company. Pursuant to the terms of the Exchange Agreements, the Holders agreed to exchange all of the existing indebtedness for, and the Company agreed to issue to the Holders, an aggregate of 8,435 shares of the Company’s newly designated Series H Convertible Preferred Stock, par value $0.0001 per share (“Series H Preferred Stock”). In addition, one note holder was paid $4,000 for full and complete settlement of his note balance. This transaction on June 30, 2015 and the $400,000 described below (see Section 16 Settlements below) represents a complete elimination of the $1,703,000 balance of promissory notes outstanding as of April 30, 2015.

Series H Preferred Stock

Under the terms of the Series H Certificate of Designation, each share of Series H Preferred Stock has a stated value of $154 and is convertible into shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), equal to the stated value divided by the conversion price of $1.54 per share (subject to adjustment in the event of stock splits and dividends). The Company is prohibited from effecting the conversion of the Series H Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 9.99%, in the aggregate, of the issued and outstanding shares of the Company’s Common Stock calculated immediately after giving effect to the issuance of shares of Common Stock upon the conversion of the Series H Preferred Stock.

Section 16 Settlements

On June 30, 2015, the Company and the shareholder plaintiff entered into a settlement (the “Settlement”) with the two remaining defendants (the “Defendants”) in a case pending in the United States District Court for the Southern District of New York to resolve claims under Section 16 of the Securities Exchange Act of 1934. Under the terms of the Settlement, the Defendants agreed to the following: (i) payment of $315,0000 for the plaintiff’s attorney’s fees; (ii) forgiveness of $400,000 of principal amount of debt owed by the Company to the Defendants; (iii) an exchange of the remaining $405,000 of debt owed by the Company to the Defendants into shares of Series H Convertible Preferred Stock, par value $0.0001 per share (“Series H Stock”), of the Company; (iv) waiver of certain conditions preventing the Company from paying accrued dividends on its Series F-1 Convertible Preferred Stock and Series G-1 Convertible Preferred Stock in shares of the Company’s common stock; and (v) relinquishment of all voting rights the Defendants have in all shares of the Company’s preferred stock now held or hereinafter acquired.

Line of Credit

On June 2, 2015, the Company entered into an asset-based revolving credit line agreement with a California-based bank, which provides a $1,000,000 line of credit for its Suisun Operations. The line of credit expires in one year and is subject to a monthly borrowing base calculation based upon eligible accounts receivable. As of the filing date of this report the Company has not drawn down on the line of credit.

Common Stock Issuances upon Conversion of Preferred Stock

From May 1, 2015 to July 24, 2015, the Company issued 1,191,389 shares of its common stock, par value $0.0001 per share (“Common Stock”), in transactions that were not registered under the Securities Act to holders of its Series F, F-1, G, G-1 and series H Convertible Preferred Stock upon the conversion of shares of Series F, F-1, G, G-1 and series H Convertible Preferred Stock. The shares of Common Stock issued upon the conversion of shares of Series F, F-1, G, G-1 and series H Convertible Preferred Stock were issued in reliance upon the exemption from registration in Section 3(a)(9) of the Securities Act of 1933.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of April 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of April 30, 2015.

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

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our directors and executive officers and their ages, titles, and biographies are set forth below:

NAME	AGE	OFFICES HELD
Sebastian Giordano	58	Interim Chief Executive Officer
David Allen	60	Chief Financial Officer
Charles Benton	64	Director
Norm Dumbroff	54	Director
Edward Gildea	63	Director

The Board and its Nominating and Corporate Governance Committee (the “Nominating Committee”) believe the skills, qualities, attributes and experience of the directors provide the Company with business acumen and a diverse range of perspectives to engage each other and management to address effectively the Company’s evolving needs and represent the best interests of the Company’s stockholders. Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually and serve at the discretion of the Board of Directors.

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

David Allen, Chief Financial Officer

Mr. Allen has been Chief Financial Officer of the Company since December 2014. Since June 2004, Mr. Allen has served as the Chief Financial Officer and a member of the board of Bailey’s Express, Inc., a private, family-owned business. From June 2006 to June 2013, Mr. Allen was the Chief Financial Officer and Vice President of Administration for Converted Organics, Inc. an environmentally friendly clean technology company. Previously, Mr. Allen served as Chief Financial Officer (1999 – 2003) and President and Chief Executive Officer (2003 – 2004) for Millbook Press, Inc., a Brookfield, Connecticut publisher of children’s books and as the chief financial officer and vice president of administration of JDM, Inc., a Wilton, Connecticut business development and consulting company to the direct marketing business. Mr. Allen has also previously worked for DeAgostini USA Inc., Contiki Travel and Arthur Andersen & Co. Mr. Allen has been an adjunct professor at Western Connecticut State University since 2005. Mr. Allen holds a B.S. degree in Accounting and an M.S. degree in Taxation from Bentley University in Waltham, Massachusetts. Mr. Allen is a Certified Public Accountant.

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

Identification of Certain Significant Employees

None.

Family Relationships

None.

Involvement in Certain Legal Proceedings

During the past ten years, none of our directors or executive officers has been:

•	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities;
•	found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated;
•	subject of, or a party to, any order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of a federal or state securities or commodities law or regulation, law or regulation respecting financial institutions or insurance companies, law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•	subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Meetings and Committees of the Board of Directors

During the fiscal year ended April 30, 2015, our board of directors held 33 meetings and approved certain actions by unanimous written consent. We expect our directors to attend all board and committee meetings and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities. Each Director attended, either in person or telephonically, at least 75% of the aggregate Board of Directors meetings and meetings of committees on which he served during his tenure as a director or committee member.

Audit Committee

Our Audit Committee consists of Charles Benton, Norm Dumbroff, and Edward Gildea, with Mr. Benton appointed as Chairman of the Committee. Our Board of Directors has determined that all of the members are “independent” as that term is defined under applicable SEC rules and under the current listing standards of The NASDAQ Stock Market.

The Board has determined that Mr. Benton qualifies as an “audit committee financial expert” as defined under applicable SEC rules, and that all members of the Audit Committee meet the additional criteria for independence of audit committee members set forth in Rule 10A-3(b)(1) under the Exchange Act.

The Audit Committee is responsible for overseeing the Company’s corporate accounting, financial reporting practices, audits of financial statements, and the quality and integrity of the Company’s financial statements and reports. In addition, the Audit Committee oversees the qualifications, independence and performance of the Company’s independent auditors. In furtherance of these responsibilities, the Audit Committee’s duties include the following: evaluating the performance and assessing the qualifications of the independent auditors; determining and approving the engagement of the independent auditors to perform audit, reviewing and attesting to services and performing any proposed permissible non-audit services; evaluating employment by the Company of individuals formerly employed by the independent auditors and engaged on the Company’s account and any conflicts or disagreements between the independent auditors and management regarding financial reporting, accounting practices or policies; discussing with management and the independent auditors the results of the annual audit; reviewing the financial statements proposed to be included in the Company’s annual or transition report on Form 10-K; discussing with management and the independent auditors the results of the auditors’ review of the Company’s quarterly financial statements; conferring with management and the independent auditors regarding the scope, adequacy and effectiveness of internal auditing and financial reporting controls and procedures; and establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting control and auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The audit committee is governed by a written charter approved by the board of directors, which complies with the applicable provisions of the Sarbanes-Oxley Act and related rules of the SEC and the NASDAQ Stock Market.

Executive Committee

Our Executive Committee consists of Edward Gildea, Charles Benton, and Norm Dumbroff, with Mr. Gildea appointed as Chairman of the Committee. Our Board of Directors has determined that all of the members are “independent” under the current listing standards of The NASDAQ Stock Market. Our Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Executive Committee.

Our Executive Committee has responsibility for assisting the Board of Directors in, among other things, evaluating and making recommendations regarding the compensation of our executive officers and directors, assuring that the executive officers are compensated effectively in a manner consistent with our stated compensation strategy, producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC, periodically evaluating the terms and administration of our incentive plans and benefit programs and monitoring of compliance with the legal prohibition on loans to our directors and executive officers. The executive committee is governed by a written charter approved by the board of directors.

Nominating Committee

Our Nominating Committee consists of Norm Dumbroff and Edward Gildea, with Mr. Dumbroff appointed as Chairman of the Committee. The Board of Directors has determined that all of the members are “independent” under the current listing standards of The NASDAQ Stock Market.

The Nominating Committee is responsible for assisting the Board in identifying individuals qualified to become members of the Board and executive officers of the Company; selecting, or recommending that the Board select, director nominees for election as directors by the stockholders of the Company; developing and recommending to the Board a set of effective governance policies and procedures applicable to the company; leading the Board in its annual review of the Board’s performance; recommending to the Board director nominees for each committee; making recommendations regarding committee purpose, structure and operations; and overseeing and approving a managing continuity planning process. During the fiscal year ended April 30, 2015, there were no changes to the procedures by which holders of our common stock may recommend nominees to the Board. The nominating committee is governed by a written charter approved by the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than ten percent stockholders also are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to the Company, and on written representations from the reporting persons, the Company believes that all Section 16(a) filing requirements applicable to the Company’s directors and officers were timely met during the fiscal year ended April 30, 2015.

Code of Ethics

WPCS adopted a Code of Ethics that applies to all employees, including the Company’s principal executive officer, principal financial officer, and principal accounting officer, as well as to the Board. A copy of the Code of Ethics is attached hereto as an exhibit and is incorporated by reference herein.

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

Edward Gildea, Chairman

Norm Dumbroff

Charles Benton

COMPENSATION DISCUSSION AND ANALYSIS (CD&A)

The following discussion and analysis of compensation arrangements of our named executive officers for the fiscal year ended April 30, 2015 should be read together with the compensation tables and related disclosures set forth below.

Performance-Based Compensation and Financial Restatement

We have not considered or implemented a policy regarding retroactive adjustments to any cash or equity-based incentive compensation paid to our executives and other employees where such payments were predicated upon the achievement of certain financial results that were subsequently the subject of a financial restatement.

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, the two highest paid executive officers and up to two other highest paid individuals whose total annual salary and bonus exceeded $100,000 for fiscal years 2015 and 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Andrew Hidalgo	2015	1,051,260	-	-	-	1,051,260
Former Chairman, Chief Executive	2014	325,000	-	-	-	325,000
Officer and Director (1)

Sebastian Giordano	2015	139,972	-	95,362	2,048	237,381
Interim Chief Executive Officer (2)	2014	86,664	-	-	-	86,664

David Allen	2015	43,077	-	-		43,077
Chief Financial Officer (3)	2014	-	-	-	-	-

Joseph Heater	2015	347,756	35,000	-	4,500	387,256
Chief Financial Officer (4)	2014	250,000	-	-	2,286	252,286

Curtis LaChance	2015	98,342	112,719	-	-	211,061
President of Seattle Operations (5)	2014	161,144	101,987	25,103	-	288,234

Robert Roller	2015	170,000	45,873	8,000		223,873
President of Suisun Operations (6)	2014	-	-	-	-	-

(1) Mr. Hidalgo has served as Chairman, Chief Executive Officer and Director since May 24, 2002, until his resignation on July 30, 2013.

(2) Mr. Giordano has served as Interim Chief Executive Officer since August 1, 2013.

(3) Mr. Allen has served as Chief Financial Officer since December 12, 2014.

(4) Mr. Heater has served as Chief Financial Officer since July 15, 2003, until his resignation effective August 31, 2014.

(5) Mr. LaChance has served as President of the Seattle Operations since August 1, 2010 until his resignation effective September 30, 2014.

(6) Mr. Roller has served as President of the Suisun Operations since January 30, 2012.

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

Compensation Program & Forms of Compensation

The Company’s compensation program is designed to provide our executive officers with competitive remuneration and to reward their efforts and contributions to the Company. Elements of compensation for our executive officers include base salary and cash bonuses.

Before we set the base salary for our executive officers each year, we research the market compensation in Tianjin for executives in similar positions with similar qualifications and relevant experience, and add a 10%-15% premium as an incentive to attract high-level employees. Company performance does not play a significant role in the determination of base salary.

Cash bonuses may also be awarded to our executives on a discretionary basis at any time. Cash bonuses are also awarded to executive officers upon the achievement of specified performance targets, including annual revenue targets for the Company.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Grants of Plan-Based Awards

The following table sets forth the stock options granted to the named executive officers during the fiscal year ended April 30, 2015:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Sebastian Giordano	2014/2015	25,000	$4.84 - $26.40	$95,362

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of April 30, 2015.

	Option Awards					Stock Awards
Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($/Sh)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Sebastian Giordano	11,364	13,636	0	$4.84 - $26.40	2014 - 2015	13,636	$21,545	0	0

Director Compensation

The following table sets forth summary information concerning the total compensation earned by our non-employee directors during the year ended April 30, 2015 for services to our company.

Name	Fees earned or paid in cash ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Charles Benton	$12,000	16,000	0	0	0	$28,000
Kevin Coyle*	$0	16,000	0	0	0	$16,000
Norm Dumbroff	$12,000	8,000	0	0	0	$20,000
Ed Gildea	$12,000	16,000	0	0	0	$28,000
Total	$36,000	$56,000	0	0	0	$92,000

* Resigned, April 2015.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table shows certain information as of July 24, 2015 with respect to the beneficial ownership of the Company’s common stock by: (i) each person the Company believes beneficially holds more than 5% of the outstanding shares of the Company’s common stock based solely on the Company’s review of SEC filings; (ii) each director; (iii) each named executive officer; and (iv) all directors and executive officers as a group. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o WPCS International, Inc., 521 Railroad Avenue, Suisun City, California, 94585.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 2,174,049 shares of Common Stock outstanding at July 24, 2015. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within sixty days of July 24, 2015. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name And Address Of Beneficial Owner	Number of Shares Owned		Percentage of Class
Sebastian Giordano	25,130	(1)	1.3%
David Allen	0		0.00%
Charles Benton	4,935	(1)	0.2%
Norm Dumbroff	2,616	(1)	0.1%
Edward Gildea	4,675	(1)	0.2%

All Officers and Directors as a Group	37,356	(1)	1.8%

Iroquois Capital Management LLC (2)	2,364,975	(3)	9.99%
American Capital Management, LLC(4)	173,103	(5)	8.0%
HS Contraian Investments, LLC (6)	219,095	(7)	9.99%
Alpha Capital AG (8)	108,234	(9)	9.99%
BlackRock, Inc. (10)	38,744		1.8%
Barry Honig (11)	154,805	(12)	9.9%

(1)	Includes the following number of shares of common stock which may be acquired by certain officers and directors through the exercise of stock options which were exercisable as of July 10, 2015, or which will or may become exercisable within 60 days of that date: Sebastian Giordano, 25,130 shares; Charles Benton, 4,935 shares; Norm Dumbroff, 2,616 shares; Edward Gildea, 4,675 shares; and all officers and directors as a group, 37,356 shares. The address for each of our officers and directors is 521 Railroad Avenue, Suisun City, California 94585.

(2)

The principal business address of the beneficial owner is 205 East 42nd Street, 20th Floor, New York, New York 10017. Iroquois Capital Management LLC is the investment manager of Iroquois Master Fund (“IMF”) and Iroquois Capital Investment Group LLC (“Iroquois Capital Group”). Richard Abbe and Joshua Silverman have voting control and investment discretion over securities held by IMF and Iroquois Capital Group, in whose name the securities are held. As such, Mr. Abbe and Mr. Silverman may be deemed to be the beneficial owner of all shares of common stock, including those shares underlying any convertible preferred stock, held for the account of IMF and Iroquois Capital Group. Each of Mr. Abbe and Mr. Silverman disclaims beneficial ownership of the shares of common stock held by IMF and Iroquois Capital Group, except to the extent of their pecuniary interest therein.

(3)	Iroquois Master Fund directly owned 651 shares and may be deemed to beneficially own 90,087 shares upon conversion of 1,520 shares of Series F-1 Preferred Stock, 140,266 Shares upon conversion of 1,930 shares of Series G-1 Preferred Stock, 239,500 shares upon conversion of 2,395 shares of Series H Preferred Stock, 703,700 shares upon conversion of 7,037 shares of Series H-1 Preferred Stock and 1,055,481 shares upon exercise of 1,055,481 warrants with an exercise price of $1.66 per share. Iroquois Capital Group may be deemed to beneficially own 54,100 shares upon conversion of 541 Series H-1 Preferred Stock and 81,190 shares upon exercise of 81,190 warrants. Iroquois Capital Management, as the investment manager of each of Iroquois Master Fund and Iroquois Capital Group, may be deemed the beneficial owner of the (i) 2,229,685 shares that may be deemed to be owned by Iroquois Master Fund, and (ii) 135,290 shares that may be deemed to be owned by Iroquois Capital Group. This number represents the maximum beneficial ownership percentage pursuant to exercise limitations contained within the Certificates of Designation of the Series F-1 Preferred Stock, the Series G-1 Preferred Stock, Series H Preferred Stock and Series H-1 Preferred Stock owned by this beneficial owner.

(4)	The principal business address of the beneficial owner is 205 East 42nd Street, 20th Floor, New York, New York 10017. Kimberly Page, as manager of American Capital Management (“ACM”) may be deemed the beneficial owner of shares that may be deemed to be owned by ACM. Ms. Page disclaims such beneficial ownership.

(5)	Includes 1,304 Shares upon conversion of 22 shares of Series F-1 Preferred Stock, 13,009 shares upon conversion of 179 shares of Series G-1 Preferred Stock, 23,500 shares upon conversion of 235 shares of Series H Preferred Stock, 54,100 shares upon conversion of 541 shares of Series H-1 Preferred Stock, and 81,190 shares upon exercise of 81,190 warrants with an exercise price of $1.66 per share. The shares are subject to a blocker that prevents conversion in excess of 9.9% of the total outstanding shares of common stock.

(6)	The principal business address of the beneficial owner is 68 Fiesta Way, Fort Lauderdale, FL 33301. Held by HS Contrarian Investments, LLC. John Stetson is the President of HS Contrarian Investments, LLC and in such capacity, is deemed to hold voting and dispositive power of the securities held by HS Contrarian Investments, LLC.

(7)	Includes 200,000 shares of common stock and 19,095 shares of common stock underlying Series H Preferred Stock. Excludes 7,505 shares of common stock underlying Series H Preferred Stock due to a blocker that prevents conversion in excess of 9.99% of the total outstanding shares of common stock.

(8)	The principal business address of the beneficial owner is Lettstrasse 32, FL-9490 Vaduz, Furstentums, Liechtenstein.

(9)	Includes the maximum amount of shares that Alpha Capital can beneficially control under a contractually stipulated 9.99% ownership restriction. The full conversion and/or exercise of Alpha Capital’s securities would exceed this limitation.

(10)	The principal business address of the beneficial owner is 55 East 52nd Street, New York, NY 10022.

(11)	The principal address of the beneficial owner is 555 South Federal Highway #450, Boca Raton, FL 33432.

(12)	Includes 150,000 shares of common stock and 4,805 shares of common stock underlying 48 shares of Series H Preferred Stock. Excludes 28,995 shares of common stock due to a blocker preventing conversion of the 290 shares of Series H Preferred Stock in excess of 9.9% of the total number of outstanding of common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

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

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (1)
Equity compensation plan approved by board of directors (1)	233	$15.92	0

Equity compensation plan approved by security holders (2)	0	$0	2,597

Equity compensation plan approved by security holders (3)	910	$11.88	1,687

Equity compensation plan approved by security holders (4)	39,545	$18.97	119,545

Total	40,688	$18.79	123,829

(1)	We established a nonqualified stock option plan pursuant to which options to acquire a maximum of 2,706 shares of our common stock were reserved for grant (the “2002 Plan”). As of April 30, 2014, included above in the 2002 Plan are 233 shares issuable upon exercise of options granted to employees and directors. The 2002 Plan has reached its 10 year term, and therefore, no additional options may be granted thereunder.

(2)	We established the 2006 Incentive Stock Plan, under which 2,597 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. As of April 30, 2015, there were no shares issuable upon exercise of options granted to employees and directors.

(3)	We established the 2007 Incentive Stock Plan, under which 2,597shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. As of April 30, 2015, 910 shares were issuable upon exercise of options granted to employees and directors.

(4)	We established the 2014 Equity Incentive Plan, under which 159,090 shares of common stock were to be reserved for issuance upon the exercise of stock options, stock awards or restricted stock upon stockholder approval of the 2014 Equity Incentive Plan and an increase in authorized common stock. As of April 30, 2015, options to purchase 39,545 shares were granted to employees and directors.

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

The China Operations earned revenue from TGG and subsidiaries of $1,661,000 and $274,000 for the years ended April 30, 2015 and 2014, respectively.

The China Operations accounts receivable due from TGG and subsidiaries is $0 and $0 as of the years ended April 30, 2015 and 2014, respectively.

As of April 30, 2015, the China Operations had outstanding payables due to TGG, totaling $575,000 due on demand, representing interest accrued on former working capital loans from TGG to the China Operations.

Director Independence

All members of the Company’s Board are independent directors of the Company, and as such, they satisfy the definition of independence in accordance with SEC rules and NASDAQ listing standards.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended April 30, 2015 and 2014, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were $457,109 and $357,713, respectively.

Audit Related Fees

We incurred fees to our independent auditors of $0 and $52,614, respectively, for audit related fees during the fiscal years ended April 30, 2015 and 2014. These fees were related to the specific review of certain Company’s transactions during these fiscal years, respectively.

Tax Fees

We did not incur fees to our independent auditors for tax compliance services during the fiscal years ended April 30, 2015 and 2014.

All Other Fees

We did not incur fees for products and services provided by the principal accountants other than those set forth above.

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

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:

2.01

Purchase Agreement, dated June 3, 2015, by and between WPCS International Incorporated and Halcyon Coast Investment (Canada) Ltd., incorporated by reference to Exhibit 2.1 of WPCS International Incorporated’s Current Report on Form 8-K filed June 8, 2015.

2.02

Joint Venture Interest Transfer Agreement, dated June 3, 2015, by and between WPCS International Incorporated and Halcyon Coast Investment (Canada) Ltd., incorporated by reference to Exhibit 2.2 of WPCS International Incorporated’s Current Report on Form 8-K filed June 8, 2015.

3.01	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s registration statement on Form SB-2 filed April 7, 2006.

3.02*	Certificate of Amendment to the Certificate of Incorporation, as filed with the Delaware Secretary of State on December 9, 2008.

3.03	Certificate of Amendment to the Certificate of Incorporation, as filed with the Delaware Secretary of State on March 4, 2013, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed March 4, 2013.

3.04	Certificate of Amendment to the Certificate of Incorporation, as filed with the Delaware Secretary of State on May 16, 2013 and effective May 28, 2013, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed May 28, 2013.

3.05	Certificate of Correction to the Certificate of Amendment to the Certificate of Incorporation, as filed with the Delaware Secretary of State on December 19, 2014, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed December 19, 2014.

3.06	Certificate of Amendment to the Certificate of Incorporation, as filed with the Delaware Secretary of State on April 16, 2015 and effective April 20, 2015, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed April 16, 2015.

3.07	Certificate of Designations, Preferences and Rights of the Series F Convertible Preferred Stock, as filed with the Delaware Secretary of State on September 30, 2014, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed October 3, 2014.

3.08	Certificate of Designations, Preferences and Rights of the Series F-1 Convertible Preferred Stock, as filed with the Delaware Secretary of State on November 20, 2014, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed November 20, 2014.

3.09	Certificate of Designations, Preferences and Rights of the Series G Convertible Preferred Stock, as filed with the Delaware Secretary of State on September 30, 2014, incorporated by reference to Exhibit 3.02 of WPCS International Incorporated’s Current Report on Form 8-K filed October 3, 2014.

3.10	Certificate of Designations, Preferences and Rights of the Series G-1 Convertible Preferred Stock, as filed with the Delaware Secretary of State on November 20, 2014, incorporated by reference to Exhibit 3.02 of WPCS International Incorporated’s Current Report on Form 8-K filed November 20, 2014.

3.11	Certificate of Designations, Preferences and Rights of the Series H Convertible Preferred Stock, as filed with the Delaware Secretary of State on June 30, 2015, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed July 1, 2015.

3.12	Certificate of Designations, Preferences and Rights of the Series H-1 Convertible Preferred Stock, as filed with the Delaware Secretary of State on July 14, 2015, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed July 15, 2015.

10.01	2002 Employee Stock Option Plan, incorporated by reference to Exhibit 4.4 of WPCS International Incorporated’s Annual Report on Form 10-KSB filed August 14, 2003.

10.02	2006 Incentive Stock Plan, incorporated by reference to Exhibit 4.2 of WPCS International Incorporated’s registration statement on Form S-8 filed September 21, 2005.

10.03	2007 Incentive Stock Plan, incorporated by reference to Exhibit A of WPCS International Incorporated’s definitive proxy statement on Schedule 14A filed August 18, 2006.

10.04	2014 Equity Incentive Plan, incorporated by reference to Annex D of WPCS International Incorporated’s definitive proxy statement on Schedule 14A filed April 28, 2014.

10.05	Separation Agreement, dated July 24, 2013, by and between WPCS International Incorporated and Andrew Hidalgo, incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed July 24, 2013.

10.06	Form of Letter Agreement, by and between WPCS International Incorporated and Sebastian Giordano, incorporated by reference to Exhibit 10.02 of WPCS International Incorporated’s Current Report on Form 8-K filed July 24, 2013.

10.07	Form of Indemnification Agreement, by and between WPCS International Incorporated and Sebastian Giordano, incorporated by reference to Exhibit 10.03 of WPCS International Incorporated’s Current Report on Form 8-K filed July 24, 2013.

10.08	Securities Purchase Agreement, dated as of September 19, 2013, by and between WPCS Australia Pty Ltd and Turquino Equity LLC, incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed September 25, 2013.

10.09	Form of Amendment, Waiver and Exchange Agreement, incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed October 30, 2013.

10.10	Form of Exchange Warrant, incorporated by reference to Exhibit 10.02 of WPCS International Incorporated’s Current Report on Form 8-K filed October 30, 2013.

10.11	Form of Amendment Agreement, incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed November 5, 2013.

10.12	Amended and Restated Limited Liability Company Agreement of BTX Trader LLC, incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed December 17, 2013.

10.13	Securities Purchase Agreement between BTX Trader LLC and Divya Thakur and Ilya Subkhankulov dated December 17, 2013, incorporated by reference to Exhibit 10.02 of WPCS International Incorporated’s Current Report on Form 8-K filed December 17, 2013.

10.14	Form of Secured Note, incorporated by reference to Exhibit 10.03 of WPCS International Incorporated’s Current Report on Form 8-K filed December 17, 2013.

10.15	Security Agreement between BTX Trader LLC and Divya Thakur and Ilya Subkhankulov, incorporated by reference to Exhibit 10.04 of WPCS International Incorporated’s Current Report on Form 8-K filed December 17, 2013.

10.16	Securities Purchase Agreement dated December 17, 2013, incorporated by reference to Exhibit 10.05 of WPCS International Incorporated’s Current Report on Form 8-K filed December 17, 2013.

10.17	Form of Warrant, incorporated by reference to Exhibit 10.06 of WPCS International Incorporated’s Current Report on Form 8-K filed December 17, 2013.

10.18	Registration Rights Agreement, incorporated by reference to Exhibit 10.07 of WPCS International Incorporated’s Current Report on Form 8-K filed December 17, 2013.

10.19	Employment Agreement between BTX Trader LLC and Divya Thakur dated December 17, 2013, incorporated by reference to Exhibit 10.08 of WPCS International Incorporated’s Current Report on Form 8-K filed December 17, 2013.

10.20	Employment Agreement between BTX Trader LLC and Ilya Subkhankulov dated December 17, 2013, incorporated by reference to Exhibit 10.09 of WPCS International Incorporated’s Current Report on Form 8-K filed December 17, 2013.

10.21	Form of Lockup Agreement, incorporated by reference to Exhibit 10.10 of WPCS International Incorporated’s Current Report on Form 8-K filed December 17, 2013.

10.22	Form of Voting Agreement, incorporated by reference to Exhibit 10.11 of WPCS International Incorporated’s Current Report on Form 8-K filed December 17, 2013.

10.23	Indemnification Agreement between the Company and Divya Thakur dated December 17, 2013, incorporated by reference to Exhibit 10.12 of WPCS International Incorporated’s Current Report on Form 8-K filed December 17, 2013.

10.24	Indemnification Agreement between the Company and Ilya Subkhankulov dated December 17, 2013, incorporated by reference to Exhibit 10.13 of WPCS International Incorporated’s Current Report on Form 8-K filed December 17, 2013.

10.25	Severance Agreement, dated March 31, 2014 by and between WPCS International Incorporated and Joseph Heater, incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed March 31, 2014.

10.26	Asset Purchase Agreement by and among WPCS International Incorporated, WPCS-Seattle and EC Company dated March 31, 2014, incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed April 3, 2014.

10.27	Amendment to the Asset Purchase Agreement by and among WPCS-International Incorporated, WPCS International - Seattle, Inc. and EC Company dated May 30, 2014., incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s Current Report on Form 8-K filed June 3, 2014.

10.28	Amendment Agreement, dated July 28, 2014 by and between WPCS International Incorporated and Joseph Heater, incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed July 29, 2014.

10.29	Letter Agreement, dated August 29, 2014 by and between WPCS International Incorporated and Chord Advisors, LLC, incorporated by reference to Exhibit 1.01 of WPCS International Incorporated’s Current Report on Form 8-K filed September 2, 2014.

10.30	Amendment, Waiver and Exchange Agreement, by and between WPCS International Incorporated and Hudson Bay Master Fund Ltd., dated September 30, 2014, incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed October 3, 2014

10.31	Promissory Note issued on September 30, 2014, by WPCS International Incorporated to Hudson Bay Master Fund Ltd, incorporated by reference to Exhibit 10.02 of WPCS International Incorporated’s Current Report on Form 8-K filed October 3, 2014

10.32	Escrow Agreement by and between WPCS International Incorporated and EC Company dated September 30, 2014, incorporated by reference to Exhibit 10.04 of WPCS International Incorporated’s Current Report on Form 8-K filed October 3, 2014

10.33	Form of Amendment, Waiver and Exchange Agreement, dated November 20, 2014, incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed November 20, 2014.

10.34	Form of Promissory Note, incorporated by reference to Exhibit 10.02 of WPCS International Incorporated’s Current Report on Form 8-K filed November 20, 2014.

10.35	Securities Purchase Agreement, dated November 26, 2014, by and among WPCS International Incorporated, BTX Trader LLC, Divya Thakur and Ilya Subkhankulov, incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed December 2, 2014.

10.36	Letter Agreement, by and between WPCS International Incorporated and Sebastian Giordano, dated as of February 3, 2015, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s Current Report on Form 8-K filed February 4, 2015.

10.37	Form of Amendment, Waiver and Exchange Agreement, dated June 30, 2015, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s Current Report on Form 8-K filed July 1, 2015.

10.38	Securities Purchase Agreement, dated July 14, 2015, by and between WPCS International Incorporated and Iroquois Master Fund Ltd., Iroquois Capital Investment Group LLC and American Capital Management, LLC incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s Current Report on Form 8-K filed July 15, 2015.

10.39	Form of Warrant, incorporated by reference to Exhibit 10.2 of WPCS International Incorporated’s Current Report on Form 8-K filed July 15, 2015.

10.40	Registration Rights Agreement, dated July 14, 2015, by and between WPCS International Incorporated and Iroquois Master Fund Ltd., incorporated by reference to Exhibit 10.3 of WPCS International Incorporated’s Current Report on Form 8-K filed July 15, 2015.

14.01	Code of Ethics and Business Conduct, incorporated by reference to Exhibit 14 of WPCS International Incorporated’s annual report on Form 10-KSB, filed August 14, 2003.

21.01*	Subsidiaries of the registrant, incorporated by reference to Exhibit 21.01 of WPCS International Incorporated’s annual report on Form 10-K, filed July 29, 2013.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WPCS INTERNATIONAL INCORPORATED

Date: July 29, 2015	By:	/s/ Sebastian Giordano
Sebastian Giordano
Interim Chief Executive Officer (Principal Executive Officer)

Date: July 29, 2015	By:	/s/ David Allen
David Allen
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ CHARLES BENTON	Director	July 29 2015
Charles Benton

/s/ NORM DUMBROFF	Director	July 29, 2015
Norm Dumbroff

/s/ EDWARD GILDEA	Director	July 29, 2015
Edward Gildea

/s/ SEBASTIAN GIORDANO	Director	July 29, 2015
Sebastian Giordano

