Form 10-Q
period 2015-07-31
WPCS INTERNATIONAL INC
filed 2015-09-16
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended July 31, 2015

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

As of September 11, 2015, there were 2,430,586 shares of registrant’s common stock outstanding.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31,	April 30,
	2015	2015

Assets
Current assets:
Cash and cash equivalents	$5,539,610	$2,364,360
Accounts receivable, net of allowance of $92,000 at July 31, 2015 and April 30, 2015, respectively	5,069,955	6,494,890
Costs and estimated earnings in excess of billings on uncompleted contracts	523,758	420,434
Prepaid expenses and other current assets	75,305	159,769
Current assets held for sale	5,037,959	4,566,251
Total current assets	16,246,587	14,005,704

Property and equipment, net	158,724	162,986

Other assets	11,384	11,384

Other assets held for sale	978,211	977,119

Total assets	$17,394,906	$15,157,193

Liabilities and equity
Current liabilities:
Current portion of loans payable	$43,905	$39,935
Accounts payable and accrued expenses	4,131,620	5,409,361
Billings in excess of costs and estimated earnings on uncompleted contracts	1,471,816	1,346,461
Other payable to Zurich	225,000	360,000
Short-term promissory notes	-	1,703,000
Income taxes payable	2,250	4,908
Dividends payable	228,568	677,546
Current liabilities held for sale	7,935,488	5,710,807
Total current liabilities	14,038,647	15,252,018

Loans payable, net of current portion	48,031	44,239
Total liabilities	14,086,678	15,296,257

Commitments and contingencies

Equity (deficit):
WPCS equity (deficit):
Preferred stock - $0.0001 par value, 5,000,000 shares authorized at July 31, 2015 and April 30, 2015, respectively
Convertible Series F - 0 and 5,268 shares issued and outstanding at July 31, 2015 and April 30, 2015, respectively; liquidation preference of $0	-	1,589,933
Convertible Series F-1 - 1,858 and 5,642 shares issued and outstanding at July 31, 2015 and April 30, 2015, respectively; liquidation preference of $3,089,348	560,757	1,702,808
Convertible Series G - 0 and 2,088 shares issued and outstanding at July 31, 2015 and April 30, 2015, respectively; liquidation preference of $0	-	731,706
Convertible Series G-1 - 2,122 and 3,128 shares issued and outstanding at July 31, 2015 and April 30, 2015, respectively; liquidation preference of $4,329,212	743,726	1,096,250
Convertible Series H - 3,943 and 0 shares issued and outstanding at July 31, 2015 and April 30, 2015, respectively; liquidation preference of $607,232	607,232	-
Convertible Series H-1 - 8,532 and 0 shares issued and outstanding at July 31, 2015 and April 30, 2015, respectively; liquidation preference of $1,415,030	733,595	-
Common stock - $0.0001 par value, 100,000,000 shares authorized, 2,200,649 and 982,660 shares issued and outstanding as of July 31, 2015 and April 30, 2015, respectively	220	98
Additional paid-in capital	80,469,531	70,380,397
Accumulated deficit	(80,732,898)	(76,550,894)
Accumulated other comprehensive income on foreign currency translation	349,076	349,723
Total WPCS equity (deficit)	2,731,239	(699,979)

Noncontrolling interest	576,989	560,915
Total equity (deficit)	3,308,228	(139,064)

Total liabilities and equity	$17,394,906	$15,157,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	July 31,
	2015	2014

Revenue	$4,464,003	$6,064,457

Costs and expenses:
Cost of revenue	3,447,203	4,780,419
Selling, general and administrative expenses	1,312,803	1,045,010
Depreciation and amortization	14,969	16,183
	4,774,975	5,841,612

Operating (loss) income	(310,972)	222,845

Other income (expense):
Interest expense	(892)	(2,835,482)
Income from Section 16 settlement	400,000	-
Other expenses	(2,906)	(7,500)

Income (loss) from continuing operations before income tax provision	85,230	(2,620,137)
Income tax provision	1,099	27,363
Income (loss) from continuing operations	84,131	(2,647,500)

Discontinued operations:
Income (loss) from discontinued operations	41,261	(438,114)
Gain from disposal	-	798,896
Income from discontinued operations, net of tax	41,261	360,782

Consolidated net income (loss)	125,392	(2,286,718)
Net income (loss) attributable to noncontrolling interest	16,505	(49,020)
Net income (loss) attributable to WPCS	108,887	(2,237,698)
Dividends declared on preferred stock	(3,587,121)	(74,487)
Deemed dividend on convertible preferred stock, due to beneficial conversion feature	(703,770)	-
Net loss attributable to WPCS common shareholders	$(4,182,004)	$(2,312,185)

Basic and diluted net loss attributable to WPCS common shareholders:
Loss from continuing operations	$(2.86)	$(4.30)
Income (loss) from discontinued operations	$0.02	$(0.62)
Gain from disposal	$-	$1.26
Basic and diluted net income from discontinued operations	$0.02	$0.64
Basic and diluted net loss per common share attributable to WPCS	$(2.84)	$(3.66)

Basic and diluted weighted average number of common shares outstanding	1,470,248	632,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended
	July 31,
	2015	2014
Consolidated net income (loss)	$125,392	$(2,286,718)
Other comprehensive loss
Foreign currency translation adjustments	(647)	(7,010)
Reclassification adjustments of other comprehensive loss on the sale of Australia operations	-	(866,719)
Other comprehensive loss	(647)	(873,729)

Comprehensive income (loss)	124,745	(3,160,447)
Less: comprehensive loss attributable to noncontrolling interest	(431)	(44,405)
Comprehensive income (loss) attributable to WPCS shareholders	$125,176	$(3,116,042)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(Unaudited)

							Accumulated
					Additional		Other		Non-
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	WPCS	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity(Deficit)	Interest	Equity(Deficit)
Balance, April 30, 2015	16,126	5,120,697	982,660	98	70,380,397	(76,550,894)	349,723	(699,979)	560,915	(139,064)

Issuance of Series H-1 preferred stock and warrants for cash	8,532	1,575,000	-	-	-	-	-	1,575,000	-	1,575,000

Issuance of warrants with Series H-1 preferred stock	-	(841,405)	-	-	841,405	-	-	-	-	-

Beneficial conversion feature of Series H-1 convertible preferred stock	-	(703,770)	-	-	703,770	-	-	-	-	-

Deemed dividends related to immediate accretion of beneficial conversion feature of Series H-1 convertible preferred stock	-	703,770	-	-	-	(703,770)	-	-	-	-

Dividends declared on Series F and F-1 preferred stock	-	-	-	-	-	(144,055)	-	(144,055)	-	(144,055)

Dividends declared on Series G and G-1 preferred stock	-	-	-	-	-	(67,274)	-	(67,274)	-	(67,274)

Make-whole amount on conversion of preferred F-1 shares	-	-	-	-	-	(3,375,792)	-	(3,375,792)	-	(3,375,792)

Conversion of dividends payable related to make-whole amount to common stock	-	-	152,075	15	3,375,777	-	-	3,375,792	-	3,375,792

Conversion of a portion of the dividends payable related to Series F preferred stock	-	-	13,959	1	313,185	-	-	313,186	-	313,186

Conversion of a portion of the dividends payable related to Series F-1 preferred stock	-	-	8,705	1	188,639	-	-	188,640	-	188,640

Conversion of a portion of the dividends payable related to Series G preferred stock	-	-	7,022	1	129,654	-	-	129,655	-	129,655

Conversion of a portion of the dividends payable related to Series G-1 preferred stock	-	-	1,697	-	28,826	-	-	28,826	-	28,826

Conversion of short term convertible note to Series H preferred stock	8,435	1,299,000	-	-	-	-	-	1,299,000	-	1,299,000

Conversion of Series F preferred stock to common stock	(5,268)	(1,589,933)	239,454	24	1,589,909	-	-	-	-	-

Conversion of Series F-1 preferred stock to common stock	(3,784)	(1,142,051)	172,001	17	1,142,034	-	-	-	-	-

Conversion of Series G preferred stock to common stock	(2,088)	(731,706)	116,453	12	731,694	-	-	-	-	-

Conversion of Series G-1 preferred stock to common stock	(1,006)	(352,524)	56,108	6	352,518	-	-	-	-	-

Conversion of Series H preferred stock to common stock	(4,492)	(691,768)	449,200	45	691,723	-	-	-	-	-

Fractional shares issued on reverse split	-	-	1,315	-	-	-	-	-	-	-

Other comprehensive loss	-	-	-	-	-	-	(647)	(647)	(431)	(1,078)

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	-	-	16,505	16,505

Net loss attributable to WPCS	-	-	-	-	-	108,887	-	108,887	-	108,887

Balance, July 31, 2015	16,455	$2,645,310	2,200,649	$220	$80,469,531	$(80,732,898)	$349,076	$2,731,239	$576,989	$3,308,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	July 31,
	2015	2014
Operating activities:
Net income (loss) from operations	$84,131	$(2,647,500)
Consolidated net income from discontinued operations	41,261	360,782
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,969	16,183
Amortization of notes discount	-	853,417
Interest expense related to make-whole amount	-	1,889,716
Gain on sale of Pride	-	(798,896)
Income on Section 16 settlement	(400,000)	-
Changes in operating assets and liabilities:
Accounts receivable	1,424,935	(1,577,117)
Costs and estimated earnings in excess of billings on uncompleted contracts	(103,324)	(169,500)
Deferred contract costs	-	929
Current assets held for sale	(506,215)	1,188,498
Prepaid expenses and other current assets	84,464	(84,620)
Other assets	-	18,150
Other assets held for sale	(34,522)	179,591
Income taxes payable	(2,658)	(2,200)
Accounts payable and accrued expenses	(1,277,741)	2,082,017
Current liabilities held for sale	2,200,030	(559,652)
Accrued severance expense	-	(1,218,750)
Billings in excess of costs and estimated earnings on uncompleted contracts	125,355	(182,441)
Net cash provided by (used in) operating activities	1,650,685	(651,393)

Investing activities:
Acquisition of property and equipment	(10,707)	(137,314)
Net cash used in investing activities	(10,707)	(137,314)

Financing activities:
Proceeds from issuance of Series H-1 preferred stock and warrants	1,575,000	-
Borrowings under loan payable obligations	7,762	10,559
Repayments under other payable to Zurich	(135,000)	-
Repayments of short term convertible note	(4,000)	-
Dividends paid on preferred stock	-	(72,034)
Net cash provided by (used in) financing activities	1,443,762	(61,475)

Effect of exchange rate changes on cash	91,510	(7,939)

Net increase (decrease) in cash and cash equivalents	3,175,250	(858,121)
Cash and cash equivalents, beginning of the quarter	2,364,360	2,177,070
Cash and cash equivalents, end of the quarter	$5,539,610	$1,318,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	For the three months ended
	July 31,
	2015	2014
Schedule of non-cash investing and financing activities:
Declaration on preferred dividend payable	$3,587,121	$-
Warrants issued with convertible preferred stock	$841,405	$-
Deemed dividend on conversion of preferred stock to common stock	$703,770	$-
Conversion of dividends payable related to make-whole amount to common stock	$3,375,792	$-
Conversion of dividends payable related to Series F-1 preferred stock	$501,826	$-
Conversion of dividends payable related to Series G-1 preferred stock	$158,481	$-
Conversion of short term promissory notes to Series H preferred stock	$1,299,000	$-
Conversion of Series F and F-1 preferred stock to common stock	$2,731,984	$-
Conversion of Series G and G-1 preferred stock to common stock	$1,084,230	$-
Conversion of Series H preferred stock to common stock	$691,768	$-
Settlement of severance obligation and sale of Pride	$-	$970,000
Declaration on preferred dividends payable	$-	$74,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION AND LIQUIDITY

Basis of Presentation

The consolidated financial statements include the accounts of WPCS International Incorporated, a Delaware corporation (“WPCS”) and its wholly and majority-owned subsidiaries, (collectively, the “Company”). The Company’s subsidiaries based in the United States (“US”) include, or have included: WPCS International - Suisun City, Inc. (the “Suisun City Operations”), WPCS International - Lakewood, Inc. (the “Lakewood Operations”), WPCS International - Hartford, Inc. (the “Hartford Operations”), WPCS International - Trenton, Inc. (the “Trenton Operations”), WPCS International - Seattle, Inc. (the “Seattle Operations”), WPCS International - Portland, Inc. (the “Portland Operations”) and BTX Trader, LLC (“BTX”). International operations include WPCS Asia Limited, a 60% joint venture interest in Tai'an AGS Pipeline Construction Co. Ltd. (the “China Operations”), and WPCS Australia Pty Ltd, WPCS International – Brendale Pty Ltd., and The Pride Group (QLD) Pty Ltd., (collectively, the “Australia Operations”).

With the recent divestitures of The Pride Group (QLD) Pty Ltd. (“Pride”), BTX, substantially all of the assets of the Seattle Operations, and the sale of the China Operations (subsequent to July 31, 2015), the Suisun City Operations is the Company’s only remaining continuing operation as of July 31, 2015. As such, the Company intends to dissolve the remaining inactive domestic and international subsidiaries listed above, as soon as it is administratively feasible to do so.

Certain reclassifications associated with the discontinued operations of Pride, BTX, and the Seattle Operations have been made to the prior years’ financial information in order to conform to the current year’s presentation. The reclassifications had no impact on previously reported net loss or stockholders’ equity. In addition, as of July 31, 2015, the Company has entered into an Interest Purchase Agreement to sell all of its ownership in its China Operations and therefore has classified all activity related to its China Operations as discontinued operations in these financial statements. (Subsequent to July 31, 2015, the Company completed the sale of the China Operations).

The Company specializes in contracting services, with 56 (14 full-time and 42 part-time union) employees in one operation center and currently offers communications infrastructure services through the Suisun City Operations.

Liquidity and Capital Resources

As of July 31, 2015, the Company had working capital of approximately $2,208,000, which consisted of current assets of approximately $16,247,000 and current liabilities of approximately $14,039,000. This compares to a working capital deficiency of approximately $1,246,000 at April 30, 2015. The current liabilities as presented in the balance sheet at July 31, 2015 primarily include approximately $7,935,000 of liabilities held for sale (primarily associated with our China Operations), $4,132,000 of accounts payable and accrued expenses, $229,000 of dividends payable and approximately $1,472,000 of billings in excess of costs and estimated earnings on uncompleted contracts.

Our cash and cash equivalents balance at July 31, 2015 was approximately $5,540,000.

During the quarter ended July 31, 2015, the Company completed a series of transactions that it believes will provide it with sufficient working capital and equity to operate the next twelve months from the date of filing this report, while it continues its plan to seek growth opportunities, including, but not limited: (i) organic growth to complement and enhance existing operations; (ii) acquisitions; and/or (iii) a viable merger candidate.

The transactions included the: (i) elimination of $1,703,000 of promissory notes which were due and payable on September 30, 2015; (ii) issuance of common stock to satisfy approximately $660,000 of the $677,000 of preferred stock dividends payable at April 30, 2015; (iii) completion of a $1,575,000 equity financing; and (iv) closing of a $1,000,000 line of credit for our Suisun Operations.

These events have provided cash to the Company and eliminated future cash requirements. Along with expected continued operating profits from its Suisun Operations for fiscal year 2016 and lower corporate overhead, these are the primary factors that support the belief that the Company will have adequate liquidity for the next twelve months.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

All significant intercompany transactions and balances have been eliminated in these consolidated financial statements.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the US, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. The most significant estimates relate to the calculation of percentage-of-completion on uncompleted contracts, allowance for doubtful accounts, realization of deferred tax assets and valuation of equity instruments. Actual results could differ from these estimates.

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

Substantially all of the $5,070,000 of accounts receivable is associated with the Suisun City Operations. There were two customers of the Suisun City Operations who comprised 29% and 19% of the Company’s total accounts receivable. Also included in the accounts receivable is retainage receivable of $1,193,000 and $1,119,000 at July 31, 2015 and April 30, 2015, respectively, and both the retainer and aged accounts receivable are expected to be collected.

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

The length of the Company’s contracts varies but is typically between three months and two years. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying consolidated balance sheets as they will be liquidated in the normal course of contract completion, although this may require more than one year. For the three months ended July 31, 2015, 15% and 21% of our Suisun City Operations revenue was derived from two customers as compared to one customer who generated 51% of the revenue for the same period in 2014.

The Company also recognizes certain revenue from short-term contracts when the services have been provided to the customer. For maintenance contracts, revenue is recognized ratably over the service period.

Fair Value of Series F, Series F-1, Series G and Series G-1 Preferred Stock

The fair value of the preferred stock is based on unobservable inputs. Such unobservable inputs include use of the Company’s own data or assumptions such as earnings and discounted cash flow. The Company estimates of the fair value of the preferred stock is based on assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for expected dividends and the fair value of the underlying common stock. Using the Black Sholes pricing model and input for risk free interest rate of .97%, volatility of 180.2%, dividends of $0 and a three-year term the fair value of the preferred series F and F-1 shares were determined to be $301.81 per share and the preferred series G and G-1 were determined to be $350.43 per share.

Beneficial conversion feature of Series H-1 Preferred Stock

The issuance of the convertible series H-1 preferred stock generated a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the convertible preferred stock. As the convertible preferred stock may be converted immediately, we have recognized the BCF as a deemed dividend in the statement of operations.

Recently Issued Accounting Pronouncements

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

Share-Based Payments with Performance Targets

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12). ASU 2014-12 requires that, a performance target that affect vesting and could be achieved after the requisite service period, be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation—Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for use in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. The Company is currently evaluating the impact of our pending adoption on ASU 2014-12 on its consolidated financial statements.

Fiscal 2018 Accounting Pronouncement Adoptions

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers, and in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company is currently evaluating the impact of our pending adoption of ASU 2014-09 on its consolidated financial statements.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Form 10-K for the year ended April 30, 2015.

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

The table below presents the computations of loss per share from continuing operations applicable to common stockholders, after consideration of noncontrolling interest and dividends declared on preferred stock, as follows:

	For the three months ended
	July 31,
	2015	2014
Numerator:

Loss from continuing operations attributable to WPCS common shareholders	$(4,206,760)	$(2,721,987)
Income from discontinued operations, basic and diluted	24,756	409,802
Net loss attributable to WPCS common shareholders, basic and diluted	$(4,182,004)	$(2,312,185)

Denominator:

Basic and diluted weighted average shares outstanding	1,470,248	632,417

Basic and diluted loss from continuing operations per common share	$(2.86)	$(4.30)
Basic and diluted income from discontinued operations per common share	0.02	0.64
Basic and diluted loss per common share	$(2.84)	$(3.66)

The following were excluded from the computation of diluted shares outstanding due to the losses from continuing operations for the three months ended July 31, 2015 and 2014, as they would have had an anti-dilutive impact on the Company’s net loss.

	As of July 31,
	2015	2014
Common stock equivalents:
Stock options	40,682	3,600
Series E preferred stock	-	31,662
Series F-1 preferred stock	84,455	-
Series G-1 preferred stock	118,349	-
Series H and H-1 preferred stock	1,247,500	-
Make-whole on preferred series F-1 and G-1 shares	55,718	-
Conversion of senior secured convertible notes	-	1,643,950
Stock warrants	1,295,269	171,582
Totals	2,841,973	1,850,794

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Costs and estimated earnings on uncompleted contracts consist of the following at July 31, 2015 and April 30, 2015:

	July 31, 2015	April 30, 2015

Costs incurred on uncompleted contracts	$32,181,891	$32,008,307
Estimated contract earnings	5,891,992	6,031,338
	38,073,883	38,039,645
Less: Billings to date	39,021,941	38,965,672
Total	$(948,058)	$(926,027)

Costs and estimated earnings in excess of billings on uncompleted contracts	$523,758	$420,434
Billings in excess of cost and estimated earnings on uncompleted contracts	1,471,816	1,346,461
Total	$(948,058)	$(926,027)

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which circumstances requiring the revisions become known. Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion.

NOTE 5 - DISCONTINUED OPERATIONS

The Company previously disclosed the details regarding the sales of Pride, BTX, and substantially all the assets of its Seattle operations in its Form 10-K filed for the year ended April 30, 2015.

China Operations

On June 3, 2015, the Company entered into an Interest Purchase Agreement (the “Purchase Agreement”) with Halcyon Coast Investment (Canada) Ltd. (“HCI”) to sell its 60% joint venture and profit interest in Tai’an AGS Pipeline Construction Co. Ltd., a contractual joint venture established in accordance with the laws of the People’s Republic of China (“TAGS”) in an all-cash transaction, for a price of $1,500,000 (the “Transaction”). The transfer shall be effected pursuant to a Joint Venture Interest Transfer Agreement, which the Company and HCI executed simultaneously with the Purchase Agreement (the “Transfer Agreement”). HCI paid a deposit of $150,000 to the Company upon the signing of the Purchase Agreement and the balance of the purchase price was paid at the August 14, 2015 closing of the Transaction (see Note 8 - Subsequent Events).

The Company records the revenue and profit from short-term contracts from its China Operations under the completed contract method, whereas income is recognized only when a contract is completed or substantially completed. Accordingly, during the period of performance, billings and deferred contract costs are accumulated on the consolidated balance sheets as deferred contract costs and deferred revenue. The Company’s accounting policy is based on the short-term nature of the work performed. Deferred contract costs include equipment lease deposits to the third party vendors of approximately $656,000 and $969,000 as July 31, 2015 and April 30, 2015, respectively. The revenue results from the China Operations are included in discontinued operations for the quarters ended July 31, 2015 and 2014.

Since the Transaction closed on August 14, 2015, the Company has determined that the activity of the China Operations should be classified as discontinued operations for the quarters ended July 31, 2015 and 2014. In addition, during the year ended April 30, 2015, the Company had completed the sales of Pride, BTX, and substantially all of the assets of the Seattle Operations. As a result, the Company has reported the financial activity of Pride, BTX and Seattle as discontinued operations for the quarter ended July 31, 2014. The following is a summary of the operating results for the discontinued operations as follows:

	For the three months ended
	July 31,
	2015	2014

Revenue	$839,969	$3,976,501

Costs and expenses:
Cost of revenue	546,296	2,843,586
Selling, general and administrative expenses	111,324	1,018,449
Depreciation and amortization	80,971	476,246
	738,591	4,338,281
Operating income (loss) from discontinued operations	101,378	(361,780)

Interest expense	49,234	66,919
Income (loss) from discontinued operations before income tax provision	52,144	(428,699)
Income tax provision	10,883	9,415
Income (loss) from discontinued operations, net of tax	41,261	(438,114)
Gain from disposal	-	798,896
Total income from discontinued operations	$41,261	$360,782

The following table summarizes assets and liabilities held for sale for the Seattle and China Operations as of July 31, 2015 and April 30, 2015:

	July 31,	April 30,
	2015	2015
Assets
Current assets:
Accounts receivable, net of allowance	$4,475,826	$4,264,451
Prepaid expenses and other current assets	162,780	34,800
Deferred contract cost	399,353	267,000
Total current assets held for sale	5,037,959	4,566,251

Property and equipment, net	964,211	963,119

Other assets	14,000	14,000
Total other assets held for sale	978,211	977,119
Total assets held for sale	$6,016,170	$5,543,370

Liabilities
Accounts payable and accrued expenses	$1,422,226	$1,700,943
Due to related party	3,291,862	785,684
Short term bank loan	3,221,400	3,224,180
Total current liabilities held for sale	7,935,488	5,710,807
Total liabilities held for sale	$7,935,488	$5,710,807

Short-Term Bank Loan

As of July 31, 2015 and April 30, 2015, the China Operations had a short-term bank loan of $3,221,000 and $3,224,000, respectively, with the Bank of China (the “Short-Term Bank Loan”) with an interest rate of 7.38% due quarterly. The original August 1, 2014 maturity date of the Short-Term Bank Loan was extended to July 31, 2015. Such Short-Term Bank Loan is secured by the assets of TGG only, and not guaranteed by WPCS. This loan is classified as short-term liabilities held for sale in the Company’s financial statements. Subsequent to July 31, 2015 this loan was repaid with funds received from a related party (see below).

Due Related Party

As of July 31, 2015 and April 30, 2015, the China Operations had outstanding payables, representing interest accrued on working capital loans and cash provided for the purpose of retiring the short term bank loan in the amounts of $3,292,000 and $786,000, respectively, due on demand to a related party, TGG. This loan is not guaranteed by WPCS. Interest expense for the quarters ended July 31, 2015 and 2014 was immaterial. This payable is classified as short-term liabilities held for sale in the Company’s financial statements.

The China Operations earned revenue for contracting services provided to TGG (noncontrolling interest in China Operations) and subsidiaries of $212,000 and $706,000 for the quarters ended July 31, 2015 and 2014, respectively. The China Operations accounts receivable due from TGG and subsidiaries was $0 and $0 as of July 31, 2015 and April 30, 2015, respectively.

Noncontrolling Interest

The Company presents the 40% noncontrolling interest associated with the China Operations as a component of equity, along with any changes in the Company’s ownership interest, and will continue as such, for as long as the Company retains its controlling interest. Upon a loss of control, retained ownership interest will be re-measured at fair value, with any gain or loss recognized in earnings. Income and losses attributable to the noncontrolling interests associated with the China Operations are presented separately in the Company’s financial statements.

Noncontrolling interest for the three months ended July 31, 2015 consists of the following:

July 31, 2015
Balance at April 30, 2015	$560,915
Net income attributable to noncontrolling interest	16,505
Other comprehensive loss attributable to noncontrolling interest	(431)
Balance at July 31, 2015	$576,989

NOTE 6 - STOCKHOLDERS’ EQUITY

Common Shares

During the quarter ended July 31, 2015, the Company issued 1,217,989 shares of Common Stock, in transactions that were not registered under the Securities Act of 1933. The shares of Common Stock were issued upon the conversion of Series F, F-1, G, G-1 and H preferred stock in reliance upon the exemption from registration in Section 3(a)(9) of the Securities Act of 1933.

Preferred Shares

Series H Preferred Stock

On June 30, 2015, the Company entered into Amendment, Waiver and Exchange Agreements (the “Exchange Agreements”) with certain of its promissory note holders, who held $1,299,000 in principal amount of unsecured promissory notes of the Company. Pursuant to the terms of the Exchange Agreements, the Holders agreed to exchange all of the existing indebtedness for, and the Company agreed to issue to the Holders, an aggregate of 8,435 shares of the Company’s newly designated Series H Convertible Preferred Stock, par value $0.0001 per share (“Series H Preferred Stock”). The 8,435 shares of Series H Preferred Stock are each convertible into 100 shares of common stock at $1.54 each (the market value of the stock on date of issuance) and therefore no gain or loss was recorded on the extinguishment of debt. The Company is prohibited from effecting the conversion of the Series H Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 9.99%, in the aggregate, of the issued and outstanding shares of the Company’s Common Stock calculated immediately after giving effect to the issuance of shares of Common Stock upon the conversion of the Series H Preferred Stock.

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

The Company has determined that the Warrants qualify for accounting as equity instruments rather than as liabilities. On the issuance date, the Company estimated the fair value of the Warrants at $1,649,000 under the Black-Scholes option pricing model using the following primary assumptions: contractual term of 5.0 years, volatility rate of 103%, risk-free interest rate of 1.7% and expected dividend rate of 0%. Based on the Warrant’s relative fair value to the fair value of the Series H-1 Preferred Convertible Stock, approximately $841,000 of the $1,575,000 of proceeds was allocated to the Warrants, creating a corresponding preferred stock discount in the same amount.

The Company determined there to be a beneficial conversion feature (“BCF”) requiring recognition at its intrinsic value. Since the conversion option of the preferred stock was immediately exercisable, the amount allocated to the BCF was immediately accreted to preferred dividends, resulting in an increase in the carrying value of the preferred stock. On July 14 and July 20, 2015, the Company recorded total deemed dividend of $704,000 related to the beneficial conversion feature with the issuance of the Series H-1 Preferred Convertible Stock.

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

Common Stock Warrants

The following is a summary of the common stock warrant activity for the three months ended July 31, 2015:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Warrants	Price	Life in years

Outstanding, April 30, 2015	15,510	$7.25	3.76
Warrants issued in connection with Series H-1 preferred stock for cash	1,279,759	1.66	5.0
Outstanding, July 31, 2015	1,295,269	1.73	4.99

NOTE 7 – BANK LINE OF CREDIT

On May 20, 2015, the Company entered into an asset-based revolving credit line agreement with a California-based bank, which provides a $1,000,000 line of credit for its Suisun Operations. The line of credit expires on May 20, 2016, has an interest rate of prime plus 2% and is subject to a monthly borrowing base calculation based upon eligible accounts receivable. The line of credit is secured by all the assets of the Company. As of the filing date of this report the Company has not drawn down on the line of credit.

NOTE 8 – SHORT-TERM PROMISSORY NOTES

As of April 30,2015 the Company had $1,703,000 of short-term promissory notes due on September 30, 2015.

On June 30, 2015, the Company entered into Amendment, Waiver and Exchange Agreements with certain of its promissory note holders, who held $1,299,000 in principal amount of unsecured promissory notes of the Company. Pursuant to the terms of the Exchange Agreements, the Holders agreed to exchange all of the existing indebtedness for, and the Company agreed to issue to the Holders, an aggregate of 8,435 shares of the Company’s newly designated Series H Convertible Preferred Stock. In addition, one note holder was paid $4,000 for full and complete settlement of his note balance.

In addition, on June 30, 2015, the Company and the shareholder plaintiff entered into a settlement (the “Settlement”) with the two remaining defendants (the “Defendants”) in a case pending in the United States District Court for the Southern District of New York to resolve claims under Section 16 of the Securities Exchange Act of 1934. Under the terms of the Settlement, the Defendants agreed to the following: (i) payment of $315,0000 for the plaintiff’s attorney’s fees; (ii) forgiveness of $400,000 of principal amount of debt owed by the Company to the Defendants; (iii) an exchange of the remaining $405,000 of debt owed by the Company to the Defendants into shares of Series H Convertible Preferred Stock of the Company; (iv) waiver of certain conditions preventing the Company from paying accrued dividends on its Series F-1 Convertible Preferred Stock and Series G-1 Convertible Preferred Stock in shares of the Company’s common stock; and (v) relinquishment of all voting rights the Defendants have in all shares of the Company’s preferred stock now held or hereinafter acquired.

The following is a summary of promissory notes as of July 31, 2015:

July 31, 2015
Balance at April 30, 2015	$1,703,000
Repayments of short term convertible note	(4,000)
Section 16 settlement	(400,000)
Conversion of short term convertible notes to Series H preferred stock	(1,299,000)
Balance at July 31, 2015	-

NOTE 9 - SUBSEQUENT EVENTS

Common Stock Issuances upon Conversion of Preferred Stock

From August 1, 2015 to September 11, 2015, the Company issued 229,937 shares of its common stock, par value $0.0001 per share (“Common Stock”), in transactions that were not registered under the Securities Act to holders of its Series H Convertible Preferred Stock upon the conversion of shares of Series H Convertible Preferred Stock.

Sale of China Operations

On June 3, 2015, the Company entered into an Interest Purchase Agreement with Halcyon Coast Investment (Canada) Ltd. to sell TAGS in an "as-is", all-cash transaction, for a total purchase price of $1,500,000 and received a $150,000 refundable deposit at signing. The Transaction closed on August 14, 2015, whereby the Company received the remaining cash proceeds of $1,350,000, of which: (i) it paid approximately $100,000 in a broker’s fee and (ii) $100,000 is being held in escrow for up to one year from the date of the closing, pending a final determination by the Chinese government with respect to any tax obligations arising from the transaction. Otherwise, the transaction is not subject to any further post-closing adjustments.

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

Overview

The Company currently specializes in contracting services offering communications infrastructure through its Suisun City Operations. Subsequent to April 30, 2015, we announced that we had entered into an interest transfer agreement whereby we intend to sell our interest in our China Operations, and subsequent to July 31, 2015, we closed on that transaction, and therefore the financial results of our China Operations for the quarters ended July 31, 2015 and 2014, are now included in the results from discontinued operations in our financial statements.

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

For the quarters ended July 31, 2015, and 2014, we generated revenues from continuing operations of $4,464,000 and $6,064,000, respectively. Our backlog at July 31, 2015 was $14,355,000.

Company Strategy

During the past two fiscal years, our strategy in the contracting services segment included divesting certain operations through the sale of Pride and the Seattle Operations and closing the Trenton Operations. More recently, the Company has completed the sale of its China Operations. In addition, the Company sold BTX, which was focused on opportunities within the digital currency market. With the sale of BTX, the Company no longer conducts business in the virtual currency segment.

We have divested and/or closed those operations that have not been profitable, as part of our plan to reduce expenses, and liabilities, improve operational performance as well as to generate cash for working capital and general corporate purposes.

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

With regards to our financial results from continuing operations for the quarter ended July 31, 2015, we generated revenue of approximately $4,464,000 as compared to revenue of $6,064,000 for the same period last year. This $1,600,000 decrease in revenue was due primarily to a $2,400,000 decrease in revenue in our Suisun Operations related to work on one major contract with San Francisco General Hospital, offset by approximately $800,000 in additional revenue generated from new contracts.

We generated a net loss to common shareholders for the quarter ended July 31, 2015 of approximately $4,182,000, or $2.84 per common share, which includes approximately $4,291,000 of non-cash dividends declared on preferred stock. We generated income from continuing operations of approximately $84,000. The net loss includes income from discontinued operations for the Australia, Seattle, BTX and China Operations of approximately $41,000, or $0.02 per common share.

The net loss to common shareholders for the quarter ended July 31, 2015 compares to a net loss of approximately $2,312,000, or $3.66 per common share for the quarter ended July 31, 2014, which includes a loss from discontinued operations for the Australia, Lakewood, Hartford, Seattle and China Operations of approximately $438,000, or $0.62 per common share. In our continuing operations for the quarter ended July 31, 2014, we incurred a net loss of approximately $2,648,000, or $4.30 per common share. This net loss from continuing operations, of approximately $2,648,000, includes approximately $2,800,000 of non-cash charges.

The markets we serve in public services, healthcare, and energy continue to afford opportunities to grow our business. Two of our most important economic indicators for measuring our future revenue producing capability and demand for our services continue to be our backlog and bid list. For comparative purposes our backlog and bid list for prior periods only includes our continuing operations. Our backlog of unfilled orders was approximately $14,355,000 at July 31, 2015, compared to backlog of $19,800,000 for the same period last year.

Our bid list, which represents project bids under proposal for new and existing customers, was approximately $11,200,000 at July 31, 2015, compared to approximately $26,400,000 at July 31, 2014. Our goal is to convert more of these bids into contract awards and to increase our backlog in the quarters ahead.

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

While we continue to consider and develop organic growth opportunities, we have completed numerous transactions to improve our balance sheet. These transactions included the: (i) elimination of $1,703,000 of promissory notes which were due and payable on September 30, 2015; (ii) issuance of common stock to satisfy approximately $660,000 of the $677,000 of preferred stock dividends payable at April 30, 2015; (iii) completion of a $1,575,000 equity financing; and (iv) closing of a $1,000,000 line of credit for our Suisun Operations.

In addition, we have divested certain operations through the sale of the Pride Operations, the sale of the assets of the Seattle Operations and the closure of unprofitable Trenton Operations. In August 2015, we completed the sale of our China Operations for $1,500,000.

Results of Operations for the Three Months Ended July 31, 2015 Compared to the Three Months Ended July 31, 2014

	For the three months ended
	July 31,
	2015		2014

REVENUE	$4,464,003	100.0%	$6,064,457	100.0%

Costs and expenses:
Cost of revenue	3,447,203	77.2%	4,780,419	78.8%
Selling, general and administrative expenses	1,312,803	29.4%	1,045,010	17.2%
Depreciation and amortization	14,969	0.3%	16,183	0.3%
	4,774,975	107.0%	5,841,612	96.3%

Operating (loss) income	(310,972)	-7.0%	222,845	3.7%

Other income (expense):
Interest expense	(892)	0.0%	(2,835,482)	-46.8%
Income from Section 16 settlement	400,000	9.0%	-	0.0%
Other expenses	(2,906)	-0.1%	(7,500)	-0.1%

Income (loss) from continuing operations before income tax provision	85,230	1.9%	(2,620,137)	-43.2%
Income tax provision	1,099	0.0%	27,363	0.5%
Income (loss) from continuing operations	84,131	1.9%	(2,647,500)	-43.7%

Discontinued operations:
Income (loss) from discontinued operations	41,261	1.0%	(438,114)	-7.2%
Gain from disposal	-	0.0%	798,896	13.2%
Income from discontinued operations, net of tax	41,261	1.0%	360,782	6.0%

Consolidated net income (loss)	125,392	2.9%	(2,286,718)	-37.7%
Net income (loss) attributable to noncontrolling interest	16,505	0.4%	(49,020)	-0.8%
Net income (loss) attributable to WPCS	108,887	2.5%	(2,237,698)	-36.9%
Dividends declared on preferred stock	(3,587,121)	-80.4%	(74,487)	-1.2%
Deemed dividend on convertible preferred stock, due to beneficial conversion feature	(703,770)	-15.8%	-	0.0%
Net loss attributable to WPCS common shareholders	$(4,182,004)	-93.7%	$(2,312,185)	-38.1%

Income from Continuing Operations

The Company had an operating income of approximately $84,000 for the three months ended July 31, 2015 as compared to an operating loss of approximately $2,648,000 for the same period in 2014. This quarter’s operating income was comprised primarily of: (i) $542,000 operating income from Suisun City Operations and (ii) $400,000 income from a section 16 non-cash settlement, which were partially offset by corporate expenses of $858,000. The details of the operating income are as follows:

Revenue

Revenue for the three months ended July 31, 2015 decreased $1,600,000, or 26%, to $4,464,000, as compared to $6,064,000 for same period last year due to a $1,600,000 decrease in revenue in Suisun City Operations. This decrease was compromised of $2,400,000 related to one customer contract that was completed offset by new contracts of $800,000.

Cost of Revenue

Cost of revenue, which consists of direct costs on contracts: materials, direct labor, third party subcontractor services, union benefits and other overhead costs decreased $1,333,000, or 28%, to $3,447,000, or 77% of revenue, for the three months ended July 31, 2015, as compared to $4,780,000, or 79% of revenue, for the same period in 2014. Such decrease in the cost of revenue was due primarily to lower subcontracting costs in connection with certain lower revenue, but higher margin jobs in the Suisun City Operations.

Selling, General and Administrative Expenses

For the three months ended July 31, 2015, total selling, general and administrative expenses increased $268,000 or 26% to $1,313,000 as compared to $1,045,000 for the same period in 2014 and which was primarily due to lower: (i) payroll and payroll related costs as a result of reductions in staff; (ii) leasing cost related the closure of the Company’s former corporate office and Trenton facility; and (iii) franchise tax refund, all of which were partially offset by higher: (i) stock compensation cost for stock options issued to certain members of management and the board of directors and (ii) professional fees for accounting, consulting and investor relations services, as well as legal fees as a result of substantial transactional activities related to divestitures, multiple proxy filings, NASDAQ issues and other legal matters.

Depreciation and Amortization

For the three months ended July 31, 2015, depreciation and amortization was approximately $15,000 as compared to approximately $16,000 for the same quarter in 2014.

Income from Continuing Operations

The Company had a net income from continuing operations of $84,000 for the three months ended July 31, 2015 as compared to a net loss of $2,648,000 for the same period in 2014. Income from continuing operations is determined by adjusting the operating loss by the following items:

Interest Expense

For the three months ended July 31, 2015 and 2014, interest expense was approximately $1,000 and $2,835,000, respectively. The significant reduction in interest expense in 2015 as compared to the same period in 2014 is attributable to the exchange of senior secured convertible notes that was completed in November 2014.

Income from Section 16 Settlement

During the quarter ended July 31, 2015, the Company recorded income of $400,000 as it received $400,000 in forgiveness of certain promissory notes as part of the settlement with certain note holders who were defendants named in a Section 16 litigation brought by a shareholder of WPCS.

Net Loss Attributable to WPCS Common Shareholders

The Company incurred a net loss attributable to WPCS common shareholders of $4,182,000 for the three months ended July 31, 2015 as compared to net loss attributable to WPCS common shareholders of $2,312,000 for the same period in 2014. The following items are the adjustments to the loss from continuing operations that result in determining the net loss attributable to WPCS common shareholders.

Income (Loss) From Discontinued Operations

As a result of the disposition of Pride, BTX, China Seattle Operations, we have recorded all activity related to those subsidiaries as income (loss) from discontinued operations (see Note 5 – Discontinued Operations). The cumulative effect is income of $41,000 for the three months ended July 31, 2015 as compared to a loss of $439,000 for the same period in 2014.

Net income attributable to noncontrolling interest

The Company’s net income attributable to noncontrolling interest related to its China Operations for the three months ended July 31, 2015 was $16,000 as compared to a net loss of $49,000 for the same period last year.

Dividends declared on preferred stock

As a result of the issuance of preferred stock, we declared dividends, make whole dividends, and deemed dividends of $4,291,000 for the three month ended July 31, 2015 as compared to $74,000 for the same period in 2014. These dividends are non-cash and were paid in common shares.

Liquidity and Capital Resources as of July 31, 2015

As of July 31, 2015, the Company had working capital of approximately $2,208,000, which consisted of current assets of approximately $16,247,000 and current liabilities of approximately $14,039,000. This compares to a working capital deficiency of approximately $1,246,000 at April 30, 2015. The current liabilities as presented in the balance sheet at July 31, 2015 primarily include approximately $7,935,000 of liabilities held for sale (primarily associated with our China Operations), $4,132,000 of accounts payable and accrued expenses, $229,000 of dividends payable and approximately $1,472,000 of billings in excess of costs and estimated earnings on uncompleted contracts.

Our cash and cash equivalents balance at July 31, 2015 was approximately $5,540,000.

During the quarter ended July 31, 2015 the Company completed a series of transactions that it believes will provide it with sufficient working capital and equity to operate the next twelve months from the date of filing this report, while it continues its plan to seek growth opportunities, including, but not limited, (i) organic growth to complement and enhance existing operations; (ii) acquisitions; and/or (iii) a viable merger candidate.

The transactions included the: (i) elimination of $1,703,000 of promissory notes which were due and payable on September 30, 2015; (ii) issuance of common stock to satisfy approximately $660,000 of the $677,000 of preferred stock dividends payable at April 30, 2015; (iii) completion of a $1,575,000 equity financing; and (iv) closing of a $1,000,000 line of credit for our Suisun Operations.

These events have provided cash to the Company and eliminated future cash requirements. Along with expected continued operating profits from its Suisun Operations for fiscal year 2016 and lower corporate overhead, these are the primary factors that support the belief that the Company will have adequate liquidity for the next twelve months.

Backlog

As of July 31, 2015, we had a backlog of unfilled orders of approximately $14,355,000 as compared to approximately $14,140,000 at April 30, 2015. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

Our critical accounting policies and significant estimates are detailed in the Form 10-K for the year ended April 30, 2015. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in the Form 10-K.

Recently Issued Accounting Pronouncements

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

Share-Based Payments with Performance Targets

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12). ASU 2014-12 requires that a performance target that affect vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation—Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for use in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. The Company is currently evaluating the impact of our pending adoption on ASU 2014-12 on its consolidated financial statements.

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

Based on our evaluation, our interim chief executive officer and chief financial officer concluded that, as of July 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our interim chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.          RISK FACTORS

Not required.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity securities by the Company other than those reported in Current Reports on Form 8-K.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.             MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.             OTHER INFORMATION

(a)	There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b)	There were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors during the quarter ended July 31, 2015.

ITEM 6.             EXHIBITS

2.1(1)	Interest Purchase Agreement, dated as of June 3, 2015, between WPCS International Incorporated and Halcyon Coast Investment (Canada) Ltd.

2.2(1)	Joint Venture Interest Transfer Agreement, dated as of June 3, 2015, between WPCS International Incorporated and Halcyon Coast Investment (Canada) Ltd.

3.1(2)	Certificate of Incorporation, as amended

3.2(3)	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on March 4, 2013

3.3(4)	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on May 16, 2013 and effective May 28, 2013

3.4(5)	Certificate of Correction to the Certificate of Amendment of the Certificate of Incorporation, filed with the Delaware Secretary of State on December 19, 2014

3.5(6)	Amended and Restated Bylaws

3.6(7)	Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 30, 2014

3.7(7)	Certificate of Designations, Preferences and Rights of the Series G Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 30, 2014

3.8(8)	Certificate of Designations, Preferences and Rights of Series F-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on November 20, 2014

3.9(8)	Certificate of Designations, Preferences and Rights of Series G-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on November 20, 2014

3.10(9)	Certificate of Designations, Preferences and Rights of Series H Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on June 30, 2015

3.11(10)	Certificate of Designations, Preferences and Rights of Series H-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on July 14, 2015

10.1(9)	Amendment, Waiver and Exchange Agreement, dated as of June 30, 2015, by and between WPCS International Incorporated and the holder identified on the signature page thereto.

10.2(10)	Securities Purchase Agreement, dated as of July 14, 2015 between WPCS International Incorporated and each purchaser identified on the signature pages thereto.

10.3(10)	Form of Warrant, dated July 14, 2015

10.4(10)	Registration Rights Agreement, dated as of July 14, 2015 by and among WPCS International Incorporated and the investors listed on the schedule of purchasers thereto.

31.1*	Certification of Interim Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2015.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2014.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2013.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2013.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2014.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2014.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2015.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WPCS INTERNATIONAL INCORPORATED

By:	/s/ Sebastian Giordano
	Name:	Sebastian Giordano
	Title:	Interim Chief Executive Officer

By:	/s/ David Allen
	Name:	David Allen
	Title:	Chief Financial Officer

Date: September 16, 2015

