Form 10-Q
period 2015-10-31
WPCS INTERNATIONAL INC
filed 2015-12-14
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended October 31, 2015

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

As of December 11, 2015, there were 2,565,915 shares of registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31,	April 30,
	2015	2015

ASSETS
Current assets:
Cash and cash equivalents	$2,515,318	$2,364,360
Accounts receivable, net of allowance of $92,000 at October 31, 2015 and April 30, 2015	4,087,358	6,494,890
Costs and estimated earnings in excess of billings on uncompleted contracts	585,721	420,434
Prepaid expenses and other current assets	67,354	159,769
Current assets held for sale	-	4,566,251
Total current assets	7,255,751	14,005,704

Property and equipment, net	147,755	162,986

Other assets	25,384	25,384

Other assets held for sale	-	963,119

Total assets	$7,428,890	$15,157,193

LIABILITIES AND EQUITY
Current liabilities:
Current portion of loans payable	$37,156	$39,935
Accounts payable and accrued expenses	2,760,288	5,414,269
Billings in excess of costs and estimated earnings on uncompleted contracts	1,549,500	1,346,461
Other payable to Zurich	90,000	360,000
Short-term promissory notes	-	1,703,000
Dividends payable	105,885	677,546
Current liabilities held for sale	-	5,710,807
Total current liabilities	4,542,829	15,252,018

Loans payable, net of current portion	43,943	44,239
Total liabilities	4,586,772	15,296,257

Commitments

Equity (deficit):
WPCS equity (deficit):
Preferred stock - $0.0001 par value, 5,000,000 shares authorized at October 31, 2015 and April 30, 2015, respectively
Convertible Series F - 0 and 5,268 shares issued and outstanding at October 31, 2015 and April 30, 2015, respectively	-	1,589,933
Convertible Series F-1 - 0 and 5,642 shares issued and outstanding at October 31, 2015 and April 30, 2015, respectively	-	1,702,808
Convertible Series G - 0 and 2,088 shares issued and outstanding at October 31, 2015 and April 30, 2015, respectively	-	731,706
Convertible Series G-1 - 1,359 and 3,128 shares issued and outstanding at October 31, 2015 and April 30, 2015, respectively; liquidation preference of $2,789,000	476,234	1,096,250
Convertible Series H - 2,818 and 0 shares issued and outstanding at October 31, 2015 and April 30, 2015, respectively; liquidation preference of $209,000	433,982	-
Convertible Series H-1 - 8,532 and 0 shares issued and outstanding at October 31, 2015 and April 30, 2015, respectively; liquidation preference of $1,348,000	733,595	-
Common stock - $0.0001 par value, 100,000,000 shares authorized, 2,497,002 and 982,660 shares issued and outstanding as of October 31, 2015 and April 30, 2015, respectively	250	98
Additional paid-in capital	83,916,701	70,380,397
Accumulated deficit	(82,718,644)	(76,550,894)
Accumulated other comprehensive income on foreign currency translation	-	349,723
Total WPCS equity (deficit)	2,842,118	(699,979)

Noncontrolling interest	-	560,915
Total equity (deficit)	2,842,118	(139,064)

Total liabilities and equity	$7,428,890	$15,157,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	October 31,		October 31,
	2015	2014	2015	2014

Revenue	$3,824,241	$6,089,672	$8,288,244	$12,154,129

Costs and expenses:
Cost of revenue	3,294,565	5,112,525	6,741,768	9,892,944
Selling, general and administrative expenses	2,555,206	1,318,408	3,868,009	2,363,418
Depreciation and amortization	14,493	15,641	29,462	31,824
	5,864,264	6,446,574	10,639,239	12,288,186

Operating loss	(2,040,023)	(356,902)	(2,350,995)	(134,057)

Other income (expense):
Interest expense	(606)	(1,990)	(1,498)	(2,837,472)
Inducement expense	-	(1,870,498)	-	(1,870,498)
Income from section 16 settlement	-	350,000	400,000	350,000
Other expenses	-	(942)	(2,906)	(8,442)

Loss from continuing operations before income tax provision	(2,040,629)	(1,880,332)	(1,955,399)	(4,500,469)
Income tax provision	-	1,825	1,099	29,188
Loss from continuing operations	(2,040,629)	(1,882,157)	(1,956,498)	(4,529,657)

Discontinued operations:
(Loss) income from discontinued operations	-	(1,887,384)	41,261	(2,325,498)
Gain from disposal	837,720	-	837,720	798,896
Income (loss) from discontinued operations, net of tax	837,720	(1,887,384)	878,981	(1,526,602)

Consolidated net loss	(1,202,909)	(3,769,541)	(1,077,517)	(6,056,259)
Net (loss) income attributable to noncontrolling interest	-	(53,115)	16,505	(102,135)
Net loss attributable to WPCS	(1,202,909)	(3,716,426)	(1,094,022)	(5,954,124)
Dividends declared on preferred stock	(782,837)	(116,212)	(4,369,958)	(190,699)
Deemed dividend on convertible preferred stock, due to beneficial conversion feature	-	-	(703,770)	-
Net loss attributable to WPCS common shareholders	$(1,985,746)	$(3,832,638)	$(6,167,750)	$(6,144,823)

Basic and diluted net loss attributable to WPCS common shareholders:
Loss from continuing operations	$(1.17)	$(3.16)	$(3.62)	$(7.46)
(Loss) income from discontinued operations	$-	$(2.90)	$0.01	$(3.52)
Gain from disposal	$0.35	$-	$0.43	$1.26
Basic and diluted net income (loss) from discontinued operations	$0.35	$(2.91)	$0.44	$(2.26)
Basic and diluted net loss per common share attributable to WPCS	$(0.82)	$(6.06)	$(3.17)	$(9.72)

Basic and diluted weighted average number of common shares outstanding	2,415,113	632,417	1,942,681	632,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended		For the six months ended
	October 31,		October 31,
	2015	2014	2015	2014
Consolidated net loss	$(1,202,909)	$(3,769,541)	$(1,077,517)	$(6,056,259)
Other comprehensive loss
Reclassification adjustments of other comprehensive loss on the sale of Australia operations	-	-	-	(866,719)
Reclassification adjustments of other comprehensive loss on the sale of China operations	(349,723)	-	(349,723)	-
Other comprehensive loss	(349,723)	-	(349,723)	(866,719)

Comprehensive Loss	(1,552,632)	(3,769,541)	(1,427,240)	(6,922,978)
Less: comprehensive loss attributable to noncontrolling interest	-	(44,405)	-	(44,405)
Comprehensive income (loss) attributable to WPCS shareholders	$(1,552,632)	$(3,725,136)	$(1,427,240)	$(6,878,573)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(Unaudited)

							Accumulated
					Additional		Other		Non-
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	WPCS	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity(Deficit)	Interest	Equity(Deficit)
Balance, April 30, 2015	16,126	5,120,697	982,660	98	70,380,397	(76,550,894)	349,723	(699,979)	560,915	(139,064)

Issuance of Series H-1 preferred stock and warrants for cash	8,532	1,575,000	-	-	-	-	-	1,575,000	-	1,575,000

Issuance of warrants with Series H-1 preferred stock	-	(841,405)	-	-	841,405	-	-	-	-	-

Beneficial conversion feature of Series H-1 convertible preferred stock	-	(703,770)	-	-	703,770	-	-	-	-	-

Deemed dividends related to immediate accretion of beneficial conversion feature of Series H-1 convertible preferred stock	-	703,770	-	-	-	(703,770)	-	-	-	-

Dividends declared on Series F and F-1 preferred stock	-	-	-	-	-	(159,215)	-	(159,215)	-	(159,215)

Dividends declared on Series G and G-1 preferred stock	-	-	-	-	-	(106,214)	-	(106,214)	-	(106,214)

Make-whole amount on conversion of preferred F-1 and G-1 shares	-	-	-	-	-	(4,104,529)	-	(4,104,529)	-	(4,104,529)

Conversion of dividends payable related to make-whole amount to common stock	-	-	185,187	19	4,104,510	-	-	4,104,529	-	4,104,529

Conversion of a portion of the dividends payable related to Series F preferred stock	-	-	13,959	1	313,185	-	-	313,186	-	313,186

Conversion of a portion of the dividends payable related to Series F-1 preferred stock	-	-	14,291	1	311,790	-	-	311,791	-	311,791

Conversion of a portion of the dividends payable related to Series G preferred stock	-	-	7,022	1	129,654	-	-	129,655	-	129,655

Conversion of a portion of the dividends payable related to Series G-1 preferred stock	-	-	4,135	-	82,458	-	-	82,458	-	82,458

Conversion of short term convertible note to Series H preferred stock	8,435	1,299,000	-	-	-	-	-	1,299,000	-	1,299,000

Conversion of Series F preferred stock to common stock	(5,268)	(1,589,933)	239,454	24	1,589,909	-	-	-	-	-

Conversion of Series F-1 preferred stock to common stock	(5,642)	(1,702,808)	256,456	26	1,702,782	-	-	-	-	-

Conversion of Series G preferred stock to common stock	(2,088)	(731,706)	116,453	12	731,694	-	-	-	-	-

Conversion of Series G-1 preferred stock to common stock	(1,769)	(620,016)	98,662	10	620,006	-	-	-	-	-

Conversion of Series H preferred stock to common stock	(5,617)	(865,018)	561,700	56	864,962	-	-	0	-	0

Stock based compensation	-	-	15,708	2	1,540,179	-	-	1,540,181	-	1,540,181

Fractional shares issued on reverse split	-	-	1,315	-	-	-	-	-	-	-

Reclassification adjustments of other comprehensive loss on sale of China operations	-	-	-	-	-	-	(349,723)	(349,723)	-	(349,723)

Reclassification adjustments of net loss attributable to noncontrolling interest on sale of China operations	-	-	-	-	-	-	-	-	(560,915)	(560,915)

Net loss attributable to WPCS	-	-	-	-	-	(1,094,022)	-	(1,094,022)	-	(1,094,022)

Balance, October 31, 2015	12,709	$1,643,811	2,497,002	$250	$83,916,701	$(82,718,644)	$-	$2,842,118	$-	$2,842,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	October 31,
	2015	2014
Operating activities:
Net loss from continuing operations	$(1,956,498)	$(4,529,657)
Consolidated net income (loss) from discontinued operations	878,981	(1,526,602)
Adjustments to reconcile consolidated net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	14,969	29,462
Amortization of notes discount	-	853,417
Inducement expenses	-	1,870,498
Shares based compensation	1,540,181	-
Interest expense related to make-whole amount	-	1,889,716
Gain on sale of Pride	-	(798,896)
Gain on sale of China Operations	(837,720)	-
Income on section 16 settlements	(400,000)	-
Changes in operating assets and liabilities:
Accounts receivable	2,407,532	(2,195,156)
Costs and estimated earnings in excess of billings on uncompleted contracts	(165,287)	78,620
Deferred contract costs	-	(1,035)
Current assets held for sale	(3,853,621)	5,465,396
Prepaid expenses and other current assets	92,677	8,363
Other assets	-	18,150
Other assets held for sale	(34,523)	358,930
Accounts payable and accrued expenses	(2,653,981)	1,456,978
Current liabilities held for sale	2,200,030	(1,876,128)
Accrued severance expense	-	(1,303,292)
Billings in excess of costs and estimated earnings on uncompleted contracts	203,039	678,176
Net cash (used in) provided by operating activities	(2,564,221)	476,940

Investing activities:
Acquisition of property and equipment	-	(137,842)
Proceeds from sale of China Operations	1,325,744	-
Net cash provided by (used in) investing activities	1,325,744	(137,842)

Financing activities:
Proceeds from issuance of Series H-1 preferred stock and warrants	1,575,000	-
Borrowings under loan payable obligations	7,762	1,623
Repayment under loan payable obligations	(10,837)	-
Repayments under other payable to Zurich	(270,000)	-
Repayments of short term promissory notes	(4,000)	-
Dividends paid on preferred stock	-	(146,521)
Net cash provided by (used in) financing activities	1,297,925	(144,898)

Effect of exchange rate changes on cash	91,510	(127,104)

Net increase in cash and cash equivalents	150,958	67,096
Cash and cash equivalents, beginning of the period	2,364,360	2,177,070
Cash and cash equivalents, end of the period	$2,515,318	$2,244,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	For the six months ended
	October 31,
	2015	2014
Schedule of non-cash investing and financing activities:
Declaration on preferred dividend payable	$4,369,958	$190,699
Conversion of dividends payable related to make-whole amount through the issuance of common stock	$4,104,529	$-
Conversion of dividends payable related to Series F-1 preferred stock	$624,977	$-
Conversion of dividends payable related to Series G-1 preferred stock	$212,113	$-
Conversion of short term convertible note to Series H preferred stock	$1,299,000	$-
Conversion of Preferred E to short term promissory note	$-	$794,000
Conversion of Series F and F-1 preferred stock through the issuance of common stock	$3,292,741	$-
Conversion of Series G and G-1 preferred stock through the issuance of common stock	$1,351,722	$-
Conversion of Series H preferred stock through the issuance of common stock	$865,018	$-
Settlement of severance obligation and sale of Pride	$-	$970,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

The Company currently specializes in contracting services, with 54 (12 full-time and 42 part-time union) employees in one operation center, offering communications infrastructure services through its wholly-owned domestic subsidiary, WPCS International - Suisun City, Inc. (“Suisun City Operations”).

Communication infrastructure services include low voltage communications contracting services offered to the public services, healthcare, energy and corporate enterprise markets. The Company provides an integrated approach to project coordination that creates cost-effective solutions. Corporations, government entities, healthcare organizations and educational institutions depend on the reliability and accuracy of voice, data and video communications. However, the potential for this new technology cannot be realized without the right infrastructure to support the convergence of technology. In this regard, The Company creates integrated building systems, including the installation of advanced structured cabling systems. The Company specializes in wireless technology and a combination of various technologies to develop a cost effective network for a customer's wireless communication requirements. This includes Wi-Fi networks, point-to-point systems, cellular networks, in-building systems and two-way communication systems. The Company supports the integration of telecommunications, life safety, security and HVAC and design for future growth by building in additional capacity for expansion as new capabilities are added.

Basis of Presentation

The consolidated financial statements of WPCS International Incorporated, a Delaware corporation (“WPCS”) and its wholly and majority-owned subsidiaries, (collectively, the “Company”) included in this Report for the three and six months ended October 31, 2015 and 2014, reflect the accounts of current and former entities as either continued or discontinued operations, as discussed below.

Continued operations for the three and six months ended October 31, 2015 and 2014 include the results of operations of: Suisun City Operations, the Company’s only active operation; WPCS Incorporated, an inactive subsidiary; and WPCS International – Trenton, Inc. (“Trenton Operations”), which was closed in September 2013.

With the prior divestitures of The Pride Group (QLD) Pty Ltd. (“Pride”), BTX Trader, LLC (“BTX”) and WPCS Asia Limited, a 60% joint venture interest in Tai'an AGS Pipeline Construction Co. Ltd. (the “China Operations”), as well as the various transactions involving the sale of substantially all of the assets of each of WPCS International - Seattle, Inc. (“Seattle Operations”), WPCS International - Portland, Inc. (“Portland Operations”), WPCS International - Lakewood, Inc. (“Lakewood Operations”), WPCS International - Hartford, Inc. (“Hartford Operations”) and WPCS Australia Pty Ltd. and WPCS International – Brendale Pty Ltd (together, “Australia Operations”), the results of these subsidiaries are included as part of discontinued operations for the three and six months ended October 31, 2014 and 2015, for the China Operations only.

Notwithstanding the foregoing, the Company is in the process of dissolving the inactive domestic and international subsidiaries listed above, whose operations were discontinued due to the sale of substantially all of their assets.

The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2015.

The results of operations for the three and six months ended October 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 – LIQUIDITY AND CAPITAL RESOURCES

During the six month period ended October 31, 2015, the Company completed a series of transactions that it believes will provide it with sufficient working capital and equity to operate the next twelve months from the date of filing this report, while it continues its plan to seek growth opportunities, including, but not limited: (i) organic growth to complement and enhance existing operations; (ii) acquisitions; and/or (iii) a viable merger candidate.

The transactions included the: (i) elimination of $1,703,000 of promissory notes which were due and payable on September 30, 2015; (ii) issuance of common stock to satisfy approximately $660,000 of the $677,000 of preferred stock dividends payable at April 30, 2015; (iii) completion of a $1,575,000 equity financing; (iv) closing of a $1,000,000 line of credit for the Suisun Operations; and (v) the closing on the sale of its ownership in its China Operations for $1,500,000.

Some of these events have provided cash to the Company and eliminated future cash requirements. Along with expected continued operating profits from its Suisun Operations for fiscal year 2016 and lower corporate overhead, these are the primary factors that support the belief that the Company will have adequate liquidity for the next twelve months from the date of this filing.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 4 - CONCENTRATIONS

Accounts Receivable

As of October 31, 2015, two customers comprise 27% and 20% of the Company’s total accounts receivable. Also included in the accounts receivable is retainage receivable of $1,243,000 and $1,119,000 at October 31, 2015 and April 30, 2015, respectively, and both the retainer and aged accounts receivable are expected to be collected.

Revenue Recognition

For the three months ended October 31, 2015, 25% was derived from one customer as compared to one customer who generated 67% of the revenue for the same period in 2014. For the six months ended October 31, 2015, 23% and 11% was derived from two customers as compared to one customer who generated 59% of the revenue for the same period in 2014.

NOTE 5 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

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

The table below presents the computations of loss per share from continuing operations applicable to common stockholders, after consideration of noncontrolling interest and dividends declared on preferred stock, as follows:

	For the three months ended		For the six months ended
	October 31,		October 31,
	2015	2014	2015	2014
Numerator:

Loss from continuing operations attributable to WPCS common shareholders	$(2,823,466)	$(1,998,369)	$(7,030,226)	$(4,720,356)
Income (loss) from discontinued operations, basic and diluted	837,720	(1,834,269)	862,476	(1,424,467)
Net loss attributable to WPCS common shareholders, basic and diluted	$(1,985,746)	$(3,832,638)	$(6,167,750)	$(6,144,823)

Denominator:

Basic and diluted weighted average shares outstanding	2,415,113	632,417	1,942,681	632,417

Basic and diluted loss from continuing operations per common share	$(1.17)	$(3.16)	$(3.62)	$(7.46)
Basic and diluted income (loss) from discontinued operations per common share	0.35	(2.91)	0.44	(2.26)
Basic and diluted loss per common share	$(0.82)	$(6.06)	$(3.17)	$(9.72)

The following were excluded from the computation of diluted shares outstanding due to the losses from continuing operations for the six months ended October 31, 2015 and 2014, as they would have had an anti-dilutive impact on the Company’s net loss.

	As of October 31,
	2015	2014
Common stock equivalents:
Common stock options	2,724,000	4,000
Series E preferred stock	-	21,000
Series F and F-1 preferred stock	-	239,000
Series G and G-1 preferred stock	76,000	116,000
Series H and H-1 preferred stock	1,135,000	-
Make-whole on preferred shares	21,000	-
Conversion of senior secured convertible notes	-	1,378,000
Common stock purchase warrants	1,296,000	114,000
Totals	5,252,000	1,872,000

NOTE 6 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Costs and estimated earnings on uncompleted contracts consist of the following at October 31, 2015 and April 30, 2015:

	October 31, 2015	April 30, 2015

Costs incurred on uncompleted contracts	$31,508,372	$32,008,307
Estimated contract earnings	5,301,063	6,031,338
	36,809,435	38,039,645
Less: Billings to date	37,773,214	38,965,672
Total	$(963,779)	$(926,027)

Costs and estimated earnings in excess of billings on uncompleted contracts	$585,721	$420,434
Billings in excess of cost and estimated earnings on uncompleted contracts	1,549,500	1,346,461
Total	$(963,779)	$(926,027)

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which circumstances requiring the revisions become known. Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion.

NOTE 7 - DISCONTINUED OPERATIONS

The Company previously disclosed the details regarding the sales of Pride, BTX, and substantially all the assets of its Seattle operations in its Form 10-K filed for the year ended April 30, 2015.

China Operations

On June 3, 2015, the Company entered into an Interest Purchase Agreement with Halcyon Coast Investment (Canada) Ltd. to sell TAGS in an "as-is", all-cash transaction, for a total purchase price of $1,500,000 and received a $150,000 refundable deposit at signing. The Transaction closed on August 14, 2015, whereby the Company received the remaining cash proceeds of $1,350,000, of which: (i) it paid approximately $100,000 in a broker’s fee and (ii) $100,000 is being held in escrow for up to one year from the date of the closing, pending a final determination by the Chinese government with respect to any tax obligations arising from the transaction. Otherwise, the transaction is not subject to any further post-closing adjustments. On September 20, 2015, the final tax determination was made and the Company received $93,000 of the escrow and $7,000 was paid to the buyer to settle the outstanding tax obligation.

The Company recognized a gain on the sale of the China Operations of approximately $838,000, as it received $1,500,000 in cash, offset by the sale of approximately $9,350,000 of assets, $7,935,000 of liabilities, reversal of approximately $349,000 of accumulated other comprehensive income and $577,000 noncontrolling interest and incurring approximately $174,000 in closing costs.

The Company recorded the revenue and profit from short-term contracts from its China Operations under the completed contract method, whereas income is recognized only when a contract is completed or substantially completed. Accordingly, during the period of performance, billings and deferred contract costs are accumulated on the consolidated balance sheets as deferred contract costs and deferred revenue. The Company’s accounting policy is based on the short-term nature of the work performed. Deferred contract costs include equipment lease deposits to the third party vendors of approximately $0 and $969,000 as October 31, 2015 and April 30, 2015, respectively. The revenue results from the China Operations are included in discontinued operations for the three and six months ended October 31, 2015 and 2014.

Since the sale of the China Operation closed on August 14, 2015, the Company has determined that the activity of the China Operations should be classified as discontinued operations for the three and six months ended October 31, 2015 and 2014. In addition, during the year ended April 30, 2015, the Company had completed the sales of Pride, BTX, and substantially all of the assets of the Seattle Operations. As a result, the Company has reported the financial activity of Pride, BTX and Seattle as discontinued operations for the three and six months ended October 31, 2014. The following is a summary of the operating results for the discontinued operations as follows:

	Three months ended		Six months ended
	October 31,		October 31,
	2015	2014	2015	2014

Revenue	$-	$2,503,401	$839,969	$6,479,902

Costs and expenses:
Cost of revenue	-	1,938,879	546,296	4,782,465
Selling, general and administrative expenses	-	1,183,750	111,324	2,202,199
Depreciation and amortization	-	358,461	80,971	834,707
Impairment loss on capitalized software	-	827,448	-	827,448
	-	4,308,538	738,591	8,646,819
Operating (loss) income from discontinued operations	-	(1,805,137)	101,378	(2,166,917)

Interest expense	-	(67,377)	(49,234)	(134,296)
(Loss) income from discontinued operations before income tax provision	-	(1,872,514)	52,144	(2,301,213)
Income tax provision	-	(14,870)	(10,883)	(24,285)
(Loss) income from discontinued operations, net of tax	-	(1,887,384)	41,261	(2,325,498)
Gain (loss) from disposal	837,720	-	837,720	798,896
Total income (loss) from discontinued operations	$837,720	$(1,887,384)	$878,981	$(1,526,602)

The following table summarizes assets and liabilities held for sale for the Seattle and China Operations as of October 31, 2015 and April 30, 2015:

	October 31,	April 30,
	2015	2015
Assets
Current assets:
Accounts receivable, net of allowance	$-	$4,264,451
Prepaid expenses and other current assets	-	34,800
Deferred contract cost	-	267,000
Total current assets held for sale	-	4,566,251

Property and equipment, net	-	963,119

Total other assets held for sale	-	963,119
Total assets held for sale	$-	$5,529,370

Liabilities
Accounts payable and accrued expenses	$-	$1,700,943
Due to related party	-	785,684
Short term bank loan	-	3,224,180
Total current liabilities held for sale	-	5,710,807
Total liabilities held for sale	$-	$5,710,807

Short-Term Bank Loan

As of October 31, 2015 and April 30, 2015, the China Operations had a short-term bank loan of $0 and $3,224,000, respectively, with the Bank of China (the “Short-Term Bank Loan”) with an interest rate of 7.38% due quarterly. The original August 1, 2014 maturity date of the Short-Term Bank Loan was extended to July 31, 2015 at which time it was paid off.

Due Related Party

As of October 31, 2015 and April 30, 2015, the China Operations had outstanding payables, representing interest accrued on working capital loans and cash provided for the purpose of retiring the short term bank loan in the amounts of $0 and $786,000, respectively, due on demand to a related party, TGG. This loan, which was since paid off, was not guaranteed by WPCS. Interest expense for the quarters ended October 31, 2015 and 2014 was immaterial. This payable was classified as short-term liabilities held for sale in the Company’s financial statements as of April 30, 2015.

The China Operations earned revenue for contracting services provided to TGG (noncontrolling interest in China Operations) and subsidiaries of $212,000 for the three and six months ended October 31, 2015 and $450,000 and $733,000 for the three and six months ended October 31, 2014, respectively.

Noncontrolling Interest

As of April 30, 2015, the Company presented the 40% noncontrolling interest associated with the China Operations as a component of equity. As a result of the sale of our entire ownership interest the balance of noncontrolling interest was eliminated.

Noncontrolling interest for the six months ended October 31, 2015 consists of the following:

October 31, 2015
Balance at April 30, 2015	$560,915
Reclassification adjustments of net loss attributable to noncontrolling interest on sale of China Operations	(560,915)
Balance at October 31, 2015	$-

NOTE 8 - STOCKHOLDERS’ EQUITY

Preferred Shares

Series H Preferred Stock

On June 30, 2015, the Company entered into Amendment, Waiver and Exchange Agreements (the “Exchange Agreements”) with certain of its promissory note holders, who held $1,299,000 in principal amount of unsecured promissory notes of the Company. Pursuant to the terms of the Exchange Agreements, the Holders agreed to exchange all of the existing indebtedness for, and the Company agreed to issue to the Holders, an aggregate of 8,435 shares of the Company’s newly designated Series H Convertible Preferred Stock, par value $0.0001 per share (“Series H Preferred Stock”). The 8,435 shares of Series H Preferred Stock are each convertible into 100 shares of common stock at $1.54 each (the market value of the stock on date of issuance) and therefore no gain or loss was recorded on the extinguishment of debt. For the period from July 2, 2015 to October 31, 2015, holders of Series H preferred stock have converted 5,617 shares of Series H preferred into 561,700 shares of common stock.

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

The Company has determined that the Warrants qualify for accounting as equity classification. On the issuance date, the Company estimated the fair value of the Warrants at $1,649,000 under the Black-Scholes option pricing model using the following primary assumptions: contractual term of 5.0 years, volatility rate of 103%, risk-free interest rate of 2% and expected dividend rate of 0%. Based on the Warrant’s relative fair value to the fair value of the Series H-1 Preferred Convertible Stock, approximately $841,000 of the $1,575,000 of proceeds was allocated to the Warrants, creating a corresponding preferred stock discount in the same amount.

Due to the reduction of allocated proceeds to Series H-1 Shares the effective conversion price was approximately $0.80 per share or $704,000 in aggregate. Since the conversion option of the preferred stock was immediately exercisable, the amount allocated to the BCF was immediately accreted to preferred dividends, resulting in an increase in the carrying value of the preferred stock. On July 14 and July 20, 2015, the Company recorded total deemed dividend of $704,000 related to the beneficial conversion feature with the issuance of the Series H-1 Preferred Convertible Stock.

Each share of Series H-1 Preferred Stock has a stated value of $166 and is convertible into shares of Common Stock, equal to the stated value divided by the conversion price of $1.66 per share (subject to adjustment in the event of stock splits and dividends).

Conversion of preferred shares

For the six month period ended October 31,2015 the company issued approximately 1,273,000 common stock conversion shares, 185,000 common stock make-whole shares and 39,000 common stock dividend shares upon the conversion of series F, F-1, G, G-1 and H preferred shares.

Common Stock Purchase Warrants

The following is an approximate summary of the common stock warrant activity for the six months ended October 31, 2015:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Warrants	Price	Life in years

Outstanding, April 30, 2015	16,000	$7.25	3.5
Warrants issued in connection with Series H-1 preferred stock for cash	1,280,000	1.66	4.7
Outstanding, October 31, 2015	1,296,000	$1.73	4.7

NOTE 9 – BANK LINE OF CREDIT

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

NOTE 10 – SHORT-TERM PROMISSORY NOTES

As of April 30, 2015 the Company had $1,703,000 of short-term promissory notes that was originally due to be paid on September 30, 2015. However, on June 30, 2015, the Company entered into Amendment, Waiver and Exchange

Agreements with certain of its promissory note holders, who held $1,299,000 in principal amount of unsecured promissory notes of the Company. Pursuant to the terms of the Exchange Agreements, the Holders agreed to exchange all of the existing indebtedness for, and the Company agreed to issue to the Holders, an aggregate of 8,435 shares of the Company’s newly designated Series H Convertible Preferred Stock. In addition, one note holder was paid $4,000 for full and complete settlement of his note balance.

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

The following is a summary of promissory notes as of October 31, 2015:

October 31, 2015
Balance at April 30, 2015	$1,703,000
Repayments of short term convertible note	(4,000)
Section 16 settlements	(400,000)
Conversion of short term convertible notes to Series H preferred stock	(1,299,000)
Balance at October 31, 2015	$-

NOTE 11 - STOCK OPTION COMPENSATION EXPENSE

On September 29, 2015, pursuant to and subject to the available number of shares reserved under the Company’s 2014 Equity Incentive Plan, the Company issued 2,573,000 non-qualified options (“September Options”) with a term of 10 years and an exercise price of $1.32 to the Company’s directors and employees. 1,191,500 of the September Options vested immediately, 655,250 of the September Options will vest on April 30, 2016, and the remaining 726,250 of the September Option vest upon either the Company completing a change in control merger by September 1, 2016 or achieving $30 million in revenue for the fiscal year May 1, 2015 to April 30, 2016.

On August 6, 2015, pursuant to and subject to the available number of shares reserved under the Company’s 2014 Equity Incentive Plan, the Company issued 110,000 non-qualified options (“August Options”) with a term of 10 years and an exercise price of $1.19 to the Company’s directors and employees. The August Options vested immediately.

The aggregate grant date fair value of the August Options and September Options were approximately $2,699,000.

The fair value of options granted during the six months ended October 31, 2015 was estimated using the following assumptions:

For the Six
Months Ended
October 31, 2015
Exercise price	$1.19 - $1.32
Expected stock price volatility	101.7% - 104.1%
Risk-free rate of interest	1.4% - 1.6%
Expected term (years)	5.15

A summary of option activities under the Company’s employee stock option plan for the six months ended October 31, 2015 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of April 30, 2015	40,688	$18.79	$-	5.88
Employee options granted	2,683,000	1.31	0.17	9.91
Forfeited/expired	(6)	61.82	-	-
Outstanding as of October 31, 2015	2,723,682	$1.58	$0.16	9.84
Options vested and exercisable	1,342,182	$1.84	$0.17	9.76

Stock-based compensation associated with the amortization of stock option expense was approximately $1,518,000 for the six months ended October 31, 2015 and is included in general and administration expense.

Estimated future stock-based compensation expense relating to unvested stock options is approximately $1,181,000. The weighted average remaining vesting period of options outstanding at October 31, 2015 is approximately 0.5 years.

NOTE 12 - COMMITMENTS

On September 29, 2015, the Company entered into change in control agreements (the “Agreements”) with its Interim Chief Executive Officer (“CEO) and its Chief Financial Officer (“CFO”).

The Agreements have initial terms of four years and automatically extend for additional one-year periods at the expiration of the initial term and on each anniversary thereafter unless either party notifies the other party of non-renewal no later than 30 days prior to such anniversary. Under the Agreements, The CEO and CFO are entitled to payments of $350,000 and $150,000, respectively, upon a change in control of the Company.

All payments under the Agreements are contingent upon the respective officer’s execution and non-revocation of a general release of claims against the Company.

NOTE 13 - SUBSEQUENT EVENTS

Common Stock Issuances upon Conversion of Preferred Stock

From November 1, 2015 to December 11, 2015, the Company issued 68,913 shares of its common stock, par value $0.0001 per share (“Common Stock”), in a series of transactions that were not registered under the Securities Act to holders of its Series H and H-1 Convertible Preferred Stock upon the holders’ conversions of shares of Series H and H-1 Convertible Preferred Stock.

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

Overview

The Company currently specializes in contracting services offering communications infrastructure through its Suisun City Operations. On August 14, 2015 we closed on the sale of our joint venture interest in our China Operations and therefore, the financial results of our China Operations for the three and six months ended October 31, 2015 and 2014, are now included in the results from discontinued operations in our financial statements.

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

For the three and six months ended October 31, 2015, we generated revenues from continuing operations of $3,824,000 and $8,288,000, respectively, as compared to $6,090,000 and $12,154,000, respectively, for the same periods in 2014. Our backlog at October 31, 2015 was $13,981,000 as compared to $13,100,000 at October 31, 2014.

Company Strategy

During the past two fiscal years, our strategy in the contracting services segment included divesting certain operations through the sales of Pride and the Seattle Operations and closing the Trenton Operations. More recently, the Company completed the sale of its China Operations. In addition, the Company sold BTX, which was focused on opportunities within the digital currency market. With the sale of BTX, the Company no longer conducts business in the virtual currency segment.

We divested and/or closed these operations either because they were not profitable, or were part of our plan to reduce expenses and liabilities, improve operational performance, as well as to generate cash for working capital and general corporate purposes.

Meanwhile, our ongoing plan continues to be to strengthen the Company’s balance sheet as well as to increase revenue, profit and cash flow at our Suisun City Operations by developing new organic growth opportunities for the Company and seeking viable acquisition and/or merger candidate(s).

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year.

With regards to our financial results from continuing operations for the quarter ended October 31, 2015, we generated revenue of approximately $3,824,000 as compared to revenue of $6,090,000 for the same period last year. This $2,266,000 decrease in revenue was due primarily to a $2,400,000 decrease in revenue in our Suisun Operations related to work on one major contract with San Francisco General Hospital which was effectively completed during the last fiscal year.

We generated a net loss to common shareholders for the quarter ended October 31, 2015 of approximately $1,986,000, or $.82 per common share, which includes: (i) a loss from continuing operations of approximately $2,041,000, of which approximately $1,571,000 was non-cash compensation expense related to the issuance of employee stock options; and (ii) approximately $783,000 of non-cash dividends declared on preferred stock, which were partially offset by a gain on disposal on the sale of our China Operations of approximately $838,000.

The net loss to common shareholders for the quarter ended October 31, 2015 compares to a net loss of approximately $3,833,000, or $6.06 per common share for the quarter ended October 31, 2014, which includes: (i) a loss from continuing operations of approximately $357,000; (ii) inducement expense of approximately $1,870,000; (iii) a loss from discontinued operations for the Australia, Lakewood, Hartford, Seattle and China Operations of approximately $1,887,000; and (iv) approximately $116,000 of non-cash dividends declared on preferred stock, which were partially offset by income of $350,000 from a section 16 settlement.

We believe that our low voltage communication infrastructure contracting services for public services, healthcare, energy and corporate enterprise markets will create additional opportunities. We believe that the ability to provide comprehensive communications infrastructure contracting services gives us a competitive advantage. In regards to strategic development, our focus is on identifying growth opportunities and we feel optimistic about the markets we serve as evidenced by our new contract awards and customers continuing to seek bids from us, due to our experience in these markets.

While we continue to consider and develop growth opportunities, we have completed numerous transactions to improve our balance sheet. These transactions included the: (i) elimination of $1,703,000 of promissory notes which were due and payable on September 30, 2015; (ii) issuance of common stock to satisfy approximately $660,000 of the $677,000 of preferred stock dividends payable at April 30, 2015; (iii) completion of a $1,575,000 equity financing; (iv) closing of a $1,000,000 line of credit for our Suisun Operations; and (v) closing on the sale of our China Operation for $1,500,000.

In addition, we previously divested certain operations through the sales of our Pride, BTX, the assets of the Seattle Operations, and the closure of unprofitable Trenton Operations.

Results of Operations for the Three Months Ended October 31, 2015 Compared to the Three Months Ended October 31, 2014

	For the three months ended
	October 31,
	2015		2014

Revenue	$3,824,241	100.0%	$6,089,672	100.0%

Costs and expenses:
Cost of revenue	3,294,565	86.1%	5,112,525	84.0%
Selling, general and administrative expenses	2,555,206	66.8%	1,318,408	21.6%
Depreciation and amortization	14,493	0.4%	15,641	0.3%
	5,864,264	153.3%	6,446,574	105.9%

Operating loss	(2,040,023)	-53.3%	(356,902)	-5.9%

Other income (expense):
Interest expense	(606)	0.0%	(1,990)	0.0%
Inducement expense	-	0.0%	(1,870,498)	-30.7%
Income from section 16 settlement	-	0.0%	350,000	5.7%
Other expenses	-	0.0%	(942)	0.0%

Loss from continuing operations before income tax provision	(2,040,629)	-53.4%	(1,880,332)	-30.9%
Income tax provision	-	0.0%	1,825	0.0%
Loss from continuing operations	(2,040,629)	-53.4%	(1,882,157)	-30.9%

Discontinued operations:
Loss from discontinued operations	-	0.1%	(1,887,384)	-30.9%
Gain from disposal	837,720	21.9%	-	0.0%
Income (loss) from discontinued operations, net of tax	837,720	22.0%	(1,887,384)	-30.9%

Consolidated net loss	(1,202,909)	-31.4%	(3,769,541)	-61.8%
Net income (loss) attributable to noncontrolling interest	-	0.0%	(53,115)	-0.9%
Net loss attributable to WPCS	(1,202,909)	-31.4%	(3,716,426)	-60.9%
Dividends declared on preferred stock	(782,837)	-20.5%	(116,212)	-1.9%
Net loss attributable to WPCS common shareholders	$(1,985,746)	-51.9%	$(3,832,638)	-62.8%

Operating Loss

The Company had an operating loss of approximately $2,040,000 for the three months ended October 31, 2015. This quarter’s operating loss was comprised primarily of $55,000 in operating income from Suisun City Operations and which was offset by $2,095,000 of corporate overhead expenses, of which approximately $1,517,000 related to non-cash compensation expense recognized on the issuance of employee stock options. For the three months ended October 31, 2014, the Company had an operating loss of approximately $357,000 which was comprised primarily of $379,000 in operating income from Suisun City Operations and which was offset by approximately $736,000 of corporate overheads. The details of the operating loss are as follows:

Revenue

Revenue for the three months ended October 31, 2015 decreased $2,266,000, or 37%, to $3,824,000, as compared to $6,090,000 for same period last year due to a $2,266,000 decrease in revenue in Suisun City Operations. This decrease was primarily comprised of $2,400,000 related to one customer contract that was completed during the prior fiscal year.

Cost of Revenue

Cost of revenue, which consists of direct costs on contracts: materials, direct labor, third party subcontractor services, union benefits and other overhead costs decreased $1,818,000, or 36%, to $3,295,000, or 86% of revenue, for the three months ended October 31, 2015, as compared to $5,113,000, or 84% of revenue, for the same period in 2014. Such decrease in the cost of revenue was due primarily to lower subcontracting costs in connection with lower revenue for jobs in the Suisun City Operations. Slightly higher costs on the jobs that were completed account for the 2% increase in cost of revenue.

Selling, General and Administrative Expenses

For the three months ended October 31, 2015, total selling, general and administrative expenses increased $1,237,000 or 94% to $2,555,000 as compared to $1,318,000 for the same period in 2014 and which was primarily due to higher: (i) stock compensation expense of $1,518,000 for stock options issued (ii), legal fees of $125,000 as a result of substantial transactional activities related to divestitures, multiple proxy filings, NASDAQ issues and other legal matters; (iii) salary expense of $56,000; and (iv) various miscellaneous costs of approximately $85,000, all of which were partially offset by lower: (i) professional fees for accounting, consulting and investor relations services of $412,000; (ii) leasing cost of $23,000 related the elimination of certain leased vehicles; and (iii) various miscellaneous costs of approximately $112,000.

Depreciation and Amortization

For the three months ended October 31, 2015, depreciation and amortization was approximately $14,000 as compared to approximately $15,000 for the same quarter in 2014.

Loss from Continuing Operations

The Company had a net loss from continuing operations of $2,041,000 for the three months ended October 31, 2015 as compared to $1,882,000 for the same period in 2014. Loss from continuing operations is determined by adjusting the operating loss by the following items:

Interest Expense

For the three months ended October 31, 2015 and 2014, interest expense was approximately $606 and $1,990, respectively.

Inducement Expense

While there was no inducement expense for the quarter ended October 31, 2015, the Company had previously recorded an inducement expense of approximately $1,870,000 relating to the exchange of certain senior secured convertible debt and preferred stock during the quarter ended October 31, 2014.

Income from Section 16 Settlements

During the quarter ended October 31, 2014, the Company recorded income of $350,000 as it received $350,000 in forgiveness of certain promissory notes as part of the settlements with certain note holders who were the remaining defendants named in a Section 16 litigation brought by a shareholder of WPCS.

Other Expenses

For the three months ended October 31, 2015 and 2014, other expenses were zero as compared to approximately $1,000 for the same period in 2014.

Net Loss Attributable to WPCS Common Shareholders

The Company incurred a net loss attributable to WPCS common shareholders of $1,986,000 for the three months ended October 31, 2015 as compared to net loss attributable to WPCS common shareholders of $3,833,000 for the same period in 2014. The following items are the adjustments to the loss from continuing operations that result in determining the net loss attributable to WPCS common shareholders:

Income (Loss) From Discontinued Operations

As a result of the disposition of Pride, BTX, China and Seattle Operations, we have recorded all activity related to those subsidiaries as income (loss) from discontinued operations. The cumulative effect is income of 838,000 for the three months ended October 31, 2015 as compared to a loss of $1,887,000 for the same period in 2014. The income for the quarter ended October 31, 2015 relates entirely to the gain on the sale of the Company’s China Operations.

Dividends Declared on Preferred Stock

As a result of the issuance of preferred stock, we declared dividends, make-whole dividends, and deemed dividends of $783,000 for the three months ended October 31, 2015 as compared to $116,000 for the same period in 2014. These dividends are non-cash and were paid in common shares.

Results of Operations for the Six Months Ended October 31, 2015 Compared to the Six Months Ended October 31, 2014

	For the six months ended
	October 31,
	2015		2014

Revenue	$8,288,244	100.0%	$12,154,129	100.0%

Costs and expenses:
Cost of revenue	6,741,768	81.3%	9,892,944	81.4%
Selling, general and administrative expenses	3,868,009	46.7%	2,363,418	19.4%
Depreciation and amortization	29,462	0.4%	31,824	0.3%
	10,639,239	128.4%	12,288,186	101.1%

Operating loss	(2,350,995)	-28.4%	(134,057)	-1.1%

Other income (expense):
Interest expense	(1,498)	0.0%	(2,837,472)	-23.3%
Inducement expense	-	0.0%	(1,870,498)	-15.4%
Income from section 16 settlements	400,000	4.8%	350,000	2.9%
Other expenses	(2,906)	0.0%	(8,442)	-0.1%

Loss from continuing operations before income tax provision	(1,955,399)	-23.6%	(4,500,469)	-37.0%
Income tax provision	1,099	0.0%	29,188	0.2%
Loss from continuing operations	(1,956,498)	-23.6%	(4,529,657)	-37.3%

Discontinued operations:
Income (loss) from discontinued operations	41,261	0.5%	(2,325,498)	-19.0%
Gain from disposal	837,720	10.1%	798,896	6.6%
Income (loss) from discontinued operations, net of tax	878,981	10.6%	(1,526,602)	-12.5%

Consolidated net loss	(1,077,517)	-13.0%	(6,056,259)	-49.7%
Net income (loss) attributable to noncontrolling interest	16,505	0.4%	(102,135)	-0.8%
Net loss attributable to WPCS	(1,094,022)	-13.4%	(5,954,124)	-48.9%
Dividends declared on preferred stock	(4,369,958)	-52.7%	(190,699)	-1.6%
Deemed dividend on convertible preferred stock, due to beneficial conversion feature	(703,770)	-8.5%	-	0.0%
Net loss attributable to WPCS common shareholders	$(6,167,750)	-74.6%	$(6,144,823)	-50.5%

Operating Loss

The Company had an operating loss of approximately $2,351,000 for the six months ended October 31, 2015. This periods operating loss was comprised primarily of $600,000 in operating income from Suisun City Operations and which was offset by $2,951,000 of corporate overhead expenses, of which approximately $1,517,000 related to non-cash compensation expense recognized on the issuance of employee stock options. For the six months ended October 31, 2014, the Company had an operating loss of approximately $134,000 which was comprised primarily of $1,054,000 in operational income from Suisun City Operations and which was offset by approximately $1,188,000 of corporate overheads. The details of the operating loss are as follows:

Revenue

Revenue for the six months ended October 31, 2015 decreased $3,866,000, or 32%, to $8,288,000, as compared to $12,154,000 for same period last year due primarily from a $4,000,000 decrease in revenue in Suisun City Operations attributable to the completion of one customer contract that was completed during the last fiscal year.

Cost of Revenue

Cost of revenue, which consists of direct costs on contracts: materials, direct labor, third party subcontractor services, union benefits and other overhead costs decreased $3,151,000, or 32%, to $6,742,000, or 81% of revenue, for the six months ended October 31, 2015, as compared to $9,893,000, or 81% of revenue, for the same period in 2014. Such decrease in the cost of revenue was due primarily to lower subcontracting costs in connection with lower revenue, in the Suisun City Operations.

Selling, General and Administrative Expenses

For the six months ended October 31, 2015, total selling, general and administrative expenses increased $1,505,000, or 64%, to $3,868,000 as compared to $2,363,000 for the same period in 2014 and which was primarily due to higher: (i) stock compensation expense of $1,518,000 for stock options issued and (ii) legal fees of $254,000 as a result of substantial transactional activities related to divestitures, multiple proxy filings, NASDAQ issues and other legal matters; (iii) salary expense of $117,000; and (iv) various miscellaneous costs of approximately $331,000, all of which were partially offset by lower: (i) professional fees for accounting, consulting and investor relations services of $472,000; (ii) leasing cost of $23,000 related the elimination of certain leased vehicles; and (iii) various miscellaneous costs of approximately $220,000.

Depreciation and Amortization

For the six months ended October 31, 2015, depreciation and amortization was approximately $29,000 as compared to approximately $32,000 for the same quarter in 2014.

Loss from Continuing Operations

The Company had a net loss from continuing operations of $1,956,000 for the six months ended October 31, 2015 as compared to a net loss of $4,530,000 for the same period in 2014. Loss from continuing operations is determined by adjusting the operating loss by the following items:

Interest Expense

For the six months ended October 31, 2015 and 2014, interest expense was approximately $1,500 and $2,837,000, respectively. The significant reduction in interest expense in 2015 as compared to the same period in 2014 is attributable to the exchange of senior secured convertible notes that was completed in November 2014.

Inducement Expense

While there was no inducement expense for the six months ended October 31, 2015, the Company recorded an inducement expense of approximately $1,870,000 relating to the exchange of certain senior secured convertible debt and preferred stock during the six months ended October 31, 2014.

Income from Section 16 Settlements

For the six months ended October 31, 2015 and 2014, income from section 16 settlements was approximately $400,000 and $350,000, respectively. The Company recorded income of $400,000 and $350,000, respectively, as it received $400,000 and $350,000 in forgiveness of certain promissory notes as part of the settlements with certain note holders who were defendants named in a Section 16 litigation brought by a shareholder of WPCS. These settlements resolved all issues related to this litigation.

Other Expenses

For the six months ended October 31, 2015 and 2014, other expenses were approximately $3,000 compared to approximately $8,000 for the same period in 2014.

Net Loss Attributable to WPCS Common Shareholders

The Company incurred a net loss attributable to WPCS common shareholders of $6,168,000 for the six months ended October 31, 2015 as compared to net loss attributable to WPCS common shareholders of $6,145,000 for the same period in 2014. The following items are the adjustments to the loss from continuing operations that result in determining the net loss attributable to WPCS common shareholders:

Income (Loss) From Discontinued Operations

As a result of the disposition of Pride, BTX, China and Seattle Operations, we have recorded all activity related to those subsidiaries as income (loss) from discontinued operations. The cumulative effect is income of $879,000 for the six months ended October 31, 2015 as compared to a loss of $1,527,000 for the same period in 2014.

Net Income Attributable to Noncontrolling Interest

The Company’s net income attributable to noncontrolling interest related to its China Operations for the six months ended October 31, 2015 was $17,000 as compared to a net loss of $102,000 for the same period last year. The entire $16,000 net income recorded in 2015 was prior to the sale of the China Operations.

Dividends Declared on Preferred Stock

As a result of the issuance of preferred stock, we declared dividends, make-whole dividends, and deemed dividends of $5,073,000 for the six months ended October 31, 2015 as compared to $191,000 for the same period in 2014. These dividends are non-cash and were paid in common shares.

Liquidity and Capital Resources as of October 31, 2015

As of October 31, 2015, the Company had working capital of approximately $2,713,000, which consisted of current assets of approximately $7,256,000 and current liabilities of approximately $4,543,000. This compares to a working capital deficiency of approximately $1,246,000 at April 30, 2015. The current liabilities as presented in the balance sheet at October 31, 2015 primarily include approximately $2,758,000 of accounts payable and accrued expenses, $106,000 of dividends payable and approximately $1,550,000 of billings in excess of costs and estimated earnings on uncompleted contracts.

Our cash and cash equivalents balance at October 31, 2015 was approximately $2,515,000.

During the six months ended October 31, 2015 the Company completed a series of transactions that it believes will provide it with sufficient working capital and equity to operate the next twelve months from the date of filing this report, while it continues its plan to seek growth opportunities, including, but not limited to, (i) organic growth to complement and enhance existing operations; (ii) acquisitions; and/or (iii) a viable merger candidate.

The transactions included the: (i) elimination of $1,703,000 of promissory notes which were due and payable on September 30, 2015; (ii) issuance of common stock to satisfy approximately $660,000 of the $677,000 of preferred stock dividends payable at April 30, 2015; (iii) completion of a $1,575,000 equity financing; (iv) closing of a $1,000,000 line of credit for our Suisun Operations; and (v) the sale of our China Operation for approximately $1,500,000.

Some of these events have provided cash to the Company and eliminated future cash requirements. Along with expected continued operating profits from its Suisun Operations for fiscal year 2016 and lower corporate overhead, these are the primary factors that support the belief that the Company will have adequate liquidity for the next twelve months from the filing date of this report.

Backlog

As of October 31, 2015, we had a backlog of unfilled orders of approximately $13,981,000 as compared to approximately $14,100,000 at April 30, 2015. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

Based on our evaluation, our interim chief executive officer and chief financial officer concluded that, as of October 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our interim chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS

There have been no material developments in any legal proceedings since the disclosures contained in the Registrant’s Form 10-K for the year ended April 30, 2015.

ITEM 1A.          RISK FACTORS

Not required.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity securities by the Company other than those reported in Current Reports on Form 8-K.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.             MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.             OTHER INFORMATION

(a)	There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b)	There were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors during the quarter ended October 31, 2015.

ITEM 6.             EXHIBITS

3.1(1)	Certificate of Incorporation, as amended

3.2(2)	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on March 4, 2013

3.3(3)	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on May 16, 2013 and effective May 28, 2013

3.4(4)	Certificate of Correction to the Certificate of Amendment of the Certificate of Incorporation, filed with the Delaware Secretary of State on December 19, 2014

3.5(5)	Amended and Restated Bylaws

3.6(6)	Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 30, 2014

3.7(6)	Certificate of Designations, Preferences and Rights of the Series G Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 30, 2014

3.8(7)	Certificate of Designations, Preferences and Rights of Series F-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on November 20, 2014

3.9(7)	Certificate of Designations, Preferences and Rights of Series G-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on November 20, 2014

3.10(8)	Certificate of Designations, Preferences and Rights of Series H Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on June 30, 2015

3.11(9)	Certificate of Designations, Preferences and Rights of Series H-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on July 14, 2015

10.1(10)	Change in Control Agreement, dated as of September 29, 2015 by and between WPCS International Incorporated and Sebastian Giordano, Interim Chief Executive Officer
10.2(10)	Change in Control Agreement, dated as of September 29, 2015 by and between WPCS International Incorporated and Dave Fallen, Chief Financial Officer
10.3(11)	Change in Control Agreement by and between WPCS International - Suisun City, Inc. and Robert Roller, President of the Suisun City Operations

31.1*	Certification of Interim Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2014.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2013.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2013.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2014.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2014.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2015.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2015.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2015.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WPCS INTERNATIONAL INCORPORATED

By:	/s/ Sebastian Giordano
	Name:	Sebastian Giordano
	Title:	Interim Chief Executive Officer

By:	/s/ David Allen
	Name:	David Allen
	Title:	Chief Financial Officer

Date: December 14, 2015

Index to Exhibits

Exhibit Number	Exhibit
3.1(1)	Certificate of Incorporation, as amended
3.2(2)	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on March 4, 2013
3.3(3)	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on May 16, 2013 and effective May 28, 2013
3.4(4)	Certificate of Correction to the Certificate of Amendment of the Certificate of Incorporation, filed with the Delaware Secretary of State on December 19, 2014
3.5(5)	Amended and Restated Bylaws
3.6(6)	Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 30, 2014
3.7(6)	Certificate of Designations, Preferences and Rights of the Series G Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 30, 2014
3.8(7)	Certificate of Designations, Preferences and Rights of Series F-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on November 20, 2014
3.9(7)	Certificate of Designations, Preferences and Rights of Series G-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on November 20, 2014
3.10(8)	Certificate of Designations, Preferences and Rights of Series H Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on June 30, 2015
3.11(9)	Certificate of Designations, Preferences and Rights of Series H-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on July 14, 2015
10.1(10)	Change in Control Agreement, dated as of September 29, 2015 by and between WPCS International Incorporated and Sebastian Giordano, Interim Chief Executive Officer.
10.2(10)	Change in Control Agreement, dated as of September 29, 2015 by and between WPCS International Incorporated and Dave Fallen, Chief Financial Officer.
10.3(11)	Change in Control Agreement by and between WPCS International - Suisun City, Inc. and Robert Roller, President of the Suisun City Operations.
31.1*	Certification of Interim Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2014.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2013.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2013.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2014.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2014.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2015.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2015.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2015.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2015.