Form 10-Q
period 2016-01-31
WPCS INTERNATIONAL INC
filed 2016-03-09
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended January 31, 2016

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

As of March 9, 2016, there were 2,685,620 shares of registrant’s common stock outstanding.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	January 31,	April 30,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$2,408,297	$2,364,360
Accounts receivable, net of allowance of $92,000 at January 31, 2016 and April 30, 2015	3,769,383	6,494,890
Costs and estimated earnings in excess of billings on uncompleted contracts	416,047	420,434
Prepaid expenses and other current assets	93,558	159,769
Current assets held for sale	-	4,566,251
Total current assets	6,687,285	14,005,704

Property and equipment, net	227,300	162,986

Other assets	27,494	25,384

Other assets held for sale	-	963,119

Total assets	$6,942,079	$15,157,193

LIABILITIES AND EQUITY
Current liabilities:
Current portion of loans payable	$49,747	$39,935
Accounts payable and accrued expenses	2,264,725	5,414,269
Billings in excess of costs and estimated earnings on uncompleted contracts	1,721,301	1,346,461
Other payable to Zurich	-	360,000
Short-term promissory notes	-	1,703,000
Dividends payable	-	677,546
Current liabilities held for sale	-	5,710,807
Total current liabilities	4,035,773	15,252,018

Loans payable, net of current portion	98,492	44,239
Total liabilities	4,134,265	15,296,257

Commitments

Equity (deficit):
WPCS equity (deficit):
Preferred stock - $0.0001 par value, 5,000,000 shares authorized at January 31, 2016 and April 30, 2015, respectively
Convertible Series F - 0 and 5,268 shares issued and outstanding at January 31, 2016 and April 30, 2015, respectively	-	1,589,933
Convertible Series F-1 - 0 and 5,642 shares issued and outstanding at January 31, 2016 and April 30, 2015, respectively	-	1,702,808
Convertible Series G - 0 and 2,088 shares issued and outstanding at January 31, 2016 and April 30, 2015, respectively	-	731,706
Convertible Series G-1 - 0 and 3,128 shares issued and outstanding at January 31, 2016 and April 30, 2015, respectively	-	1,096,250
Convertible Series H - 2,638 and 0 shares issued and outstanding at January 31, 2016 and April 30, 2015, respectively; liquidation preference of $406,000	406,262	-
Convertible Series H-1 - 8,119 and 0 shares issued and outstanding at January 31, 2016 and April 30, 2015, respectively; liquidation preference of $1,348,000	699,324	-
Common stock - $0.0001 par value, 100,000,000 shares authorized, 2,673,803 and 982,660 shares issued and outstanding as of January 31, 2016 and April 30, 2015, respectively	267	98
Additional paid-in capital	85,653,220	70,380,397
Accumulated deficit	(83,951,259)	(76,550,894)
Accumulated other comprehensive income on foreign currency translation	-	349,723
Total WPCS equity (deficit)	2,807,814	(699,979)

Noncontrolling interest	-	560,915
Total equity (deficit)	2,807,814	(139,064)

Total liabilities and equity (deficit)	$6,942,079	$15,157,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	January 31,		January 31,
	2016	2015	2016	2015

Revenue	$3,317,636	$5,262,154	$11,605,880	$17,416,283

Costs and expenses:
Cost of revenue	2,521,627	4,486,949	9,263,395	14,379,893
Selling, general and administrative expenses	1,602,751	1,237,402	5,470,760	3,600,820
Depreciation and amortization	16,075	14,282	45,537	46,106
	4,140,453	5,738,633	14,779,692	18,026,819

Operating loss	(822,817)	(476,479)	(3,173,812)	(610,536)

Other income (expense):
Interest expense	(523)	(380)	(2,021)	(2,837,852)
Inducement expense	-	(3,622,344)	-	(5,492,842)
Income from Section 16 settlements	-	1,051,516	400,000	1,401,516
Other income, net	4,871	197,220	1,965	188,778

Loss from continuing operations before income tax provision	(818,469)	(2,850,467)	(2,773,868)	(7,350,936)
Income tax provision	607	14,726	1,706	43,914
Loss from continuing operations	(819,076)	(2,865,193)	(2,775,574)	(7,394,850)

Discontinued operations:
Income (loss) from discontinued operations	-	(88,807)	41,261	(2,414,305)
Gain from disposal	-	-	837,720	798,896
Gain from disposal of BTX	-	19,700	-	19,700
Income (loss) from discontinued operations, net of tax	-	(69,107)	878,981	(1,595,709)

Consolidated net loss	(819,076)	(2,934,300)	(1,896,593)	(8,990,559)
Net income (loss) attributable to noncontrolling interest	-	8,682	16,505	(93,453)
Net loss attributable to WPCS	(819,076)	(2,942,982)	(1,913,098)	(8,897,106)
Dividends declared on preferred stock	(372,810)	(509,389)	(4,742,768)	(700,088)
Deemed dividends on convertible preferred Series H-1 stock, due to beneficial conversion feature	(40,729)	-	(744,499)	-
Net loss attributable to WPCS common shareholders	$(1,232,615)	$(3,452,371)	$(7,400,365)	$(9,597,194)

Basic and diluted net loss attributable to WPCS common shareholders:
Loss from continuing operations	$(0.47)	$(5.33)	$(3.82)	$(12.80)
Income (loss) from discontinued operations	$-	$(0.15)	$0.01	$(3.67)
Gain from disposal	$-	$0.03	$0.39	$1.29
Basic and diluted net income (loss) from discontinued operations	$-	$(0.12)	$0.40	$(2.38)
Basic and diluted net loss per common share attributable to WPCS	$(0.47)	$(5.45)	$(3.42)	$(15.18)

Basic and diluted weighted average number of common shares outstanding	2,597,952	633,158	2,161,104	632,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended		For the nine months ended
	January 31,		January 31,
	2016	2015	2016	2015
Consolidated net loss	$(819,076)	$(2,934,300)	$(1,896,593)	$(8,990,559)
Other comprehensive loss
Foreign currency translation adjustments	-	(23,472)		$(19,854)
Reclassification adjustments of other comprehensive loss on the sale of Australia operations	-	-	-	(866,719)
Reclassification adjustments of other comprehensive loss on the sale of China operations	-	-	349,723	-
Other comprehensive loss	-	(23,472)	349,723	(886,573)
Comprehensive income (loss)	(819,076)	(2,957,772)	(1,546,870)	(9,877,132)
Less: comprehensive loss attributable to noncontrolling interest	-	(6,965)	-	(97,395)
Comprehensive income (loss) attributable to WPCS shareholders	$(819,076)	$(2,950,807)	$(1,546,870)	$(9,779,737)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(Unaudited)

							Accumulated
					Additional		Other		Non-
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	WPCS	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity(Deficit)	Interest	Equity(Deficit)
Balance, April 30, 2015	16,126	5,120,697	982,660	98	70,380,397	(76,550,894)	349,723	(699,979)	560,915	(139,064)

Issuance of Series H-1 preferred stock and warrants for cash	8,532	1,575,000	-	-	-	-	-	1,575,000	-	1,575,000

Issuance of warrants with Series H-1 preferred stock	-	(841,405)	-	-	841,405	-	-	-	-	-

Beneficial conversion feature of Series H-1 convertible preferred stock	-	(703,770)	-	-	703,770	-	-	-	-	-

Deemed dividends related to immediate accretion of beneficial conversion feature of Series H-1 convertible preferred stock	-	703,770	-	-	-	(703,770)	-	-	-	-

Deemed dividend on conversion of Series H-1 convertible preferred stock to common stock	-	40,729	-	-	-	(40,729)	-	-	-	-

Conversion of Series H-1 preferred stock to common stock	(413)	(75,000)	41,300	4	74,996	-	-	-	-	-

Dividends declared on Series F and F-1 preferred stock	-	-	-	-	-	(159,215)	-	(159,215)	-	(159,215)

Dividends declared on Series G and G-1 preferred stock	-	-	-	-	-	(126,198)	-	(126,198)	-	(126,198)

Make-whole amount on conversion of preferred F-1 and G-1 shares	-	-	-	-	-	(4,457,355)	-	(4,457,355)	-	(4,457,355)

Conversion of dividends payable related to make-whole amount to common stock	-	-	204,865	21	4,457,335	-	-	4,457,356	-	4,457,356

Conversion of a portion of the dividends payable related to Series F preferred stock	-	-	13,959	1	313,185	-	-	313,186	-	313,186

Conversion of a portion of the dividends payable related to Series F-1 preferred stock	-	-	14,291	1	311,790	-	-	311,791	-	311,791

Conversion of a portion of the dividends payable related to Series G preferred stock	-	-	7,022	1	129,655	-	-	129,656	-	129,656

Conversion of a portion of the dividends payable related to Series G-1 preferred stock	-	-	11,154	1	208,324	-	-	208,325	-	208,325

Conversion of short term convertible note to Series H preferred stock	8,435	1,299,000	-	-	-	-	-	1,299,000	-	1,299,000

Conversion of Series F preferred stock to common stock	(5,268)	(1,589,933)	239,454	24	1,589,909	-	-	-	-	-

Conversion of Series F-1 preferred stock to common stock	(5,642)	(1,702,808)	256,456	26	1,702,782	-	-	-	-	-

Conversion of Series G preferred stock to common stock	(2,088)	(731,706)	116,453	12	731,694	-	-	-	-	-

Conversion of Series G-1 preferred stock to common stock	(3,128)	(1,096,250)	174,457	17	1,096,233	-	-	-	-	-

Conversion of Series H preferred stock to common stock	(5,797)	(892,738)	579,700	58	892,680	-	-	-	-	-

Issuance common stock for services	-	-	30,717	3	2,219,065	-	-	2,219,068	-	2,219,068

Fractional shares issued on reverse split	-	-	1,315	-	-	-	-	-	-	-

Reclassification adjustments of other comprehensive loss on sale of China operations	-	-	-	-	-	-	(349,723)	(349,723)	-	(349,723)

Reclassification adjustments of net loss attributable to noncontrolling interest on sale of China operations	-	-	-	-	-	-	-	-	(560,915)	(560,915)

Net loss attributable to WPCS	-	-	-	-	-	(1,913,098)	-	(1,913,098)	-	(1,913,098)

Balance, January 31, 2016	10,757	$1,105,586	2,673,803	$267	$85,653,220	$(83,951,259)	$-	$2,807,814	$-	$2,807,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	January 31,
	2016	2015
Operating activities:
Net loss from operations	$(2,775,574)	$(7,394,850)
Consolidated net income (loss) from discontinued operations	878,981	(1,595,709)
Adjustments to reconcile consolidated net loss to net cash used by operating activities:
Depreciation and amortization	45,537	107,931
Amortization of notes discount	-	853,417
Inducement expenses	-	5,492,842
Share based compensation	2,219,068	115,200
Interest expense related to make-whole amount	-	1,889,716
Gain on sale of Pride	-	(798,896)
Gain on sale of China Operations	(837,720)	-
Gain on sale of BTX	-	(19,700)
Loss on sale of Seattle Operations	-	374,932
Income on Section 16 settlements	(400,000)	(1,401,516)
Cash received on Section 16 settlements	-	650,000
Changes in operating assets and liabilities:
Accounts receivable	2,725,507	(2,889,583)
Costs and estimated earnings in excess of billings on uncompleted contracts	4,387	(247,240)
Current assets held for sale	(3,853,621)	850,592
Prepaid expenses and other current assets	66,211	(146,878)
Other assets	(2,110)	15,591
Other assets held for sale	(34,523)	3,580,379
Income taxes payable	-	(2,934)
Accounts payable and accrued expenses	(3,149,544)	2,414,902
Current liabilities held for sale	2,200,030	(3,284,660)
Accrued severance expense	-	(550,205)
Billings in excess of costs and estimated earnings on uncompleted contracts	374,840	447,386
Net cash (used in) operating activities	(2,538,531)	(1,539,283)

Investing activities:
Cash received on sale of Seattle	-	1,561,000
Sale of property and equipment, net	-	27,024
Acquisition of property and equipment	(109,851)	-
Addition on acquisition of BTX capitalized software	-	(2,279)
Payment for sale of BTX	-	(59,097)
Proceeds from sale of China Operations, net of acquisition cost	1,325,744	-
Net cash provided by investing activities	1,215,893	1,526,648

Financing activities:
Proceeds from issuance of Series H-1 preferred stock and warrants	1,575,000	-
Borrowings under loan payable obligations	99,369	-
Repayment under loan payable obligations	(35,304)	(8,627)
Repayments under other payable to Zurich	(360,000)	-
Repayments of short term promissory notes	(4,000)	-
Dividends paid on preferred stock	-	(146,521)
Net cash provided by (used in) financing activities	1,275,065	(155,148)

Effect of exchange rate changes on cash	91,510	(132,889)

Net increase in cash and cash equivalents	43,937	(300,672)
Cash and cash equivalents, beginning of the period	2,364,360	2,177,070
Cash and cash equivalents, end of the period	$2,408,297	$1,876,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	For the nine months ended
	January 31,
	2016	2015
Schedule of non-cash investing and financing activities:
Declaration of preferred dividends payable	$4,742,768	$700,088
Conversion of senior secured convertible note and related make-whole amount to Series F-1 preferred stock Series G-1 preferred stock	$-	$4,918,360
Conversion of senior secured convertible note and related make-whole amount to Series F preferred stock Series G preferred stock	$-	$2,321,640
Conversion of dividends payable related to make-whole amount to common stock	$4,457,356	$-
Conversion of dividends payable related to Series F-1 preferred stock	$624,977	$-
Conversion of dividends payable related to Series G-1 preferred stock	$337,981	$-
Conversion of short term convertible note to Series H preferred stock	$1,299,000	$-
Conversion of Preferred E to short term promissory note	$-	$2,438,000
Conversion of Series F and F-1 preferred stock through the issuance of common stock	$3,292,741	$181,086
Conversion of Series G and G-1 preferred stock through the issuance of common stock	$1,827,927	$-
Conversion of Series H preferred stock through the issuance of common stock	$892,680	$-
Conversion of Series H-1 preferred stock through the issuance of common stock	$75,000	$-
Section 16 settlements gain for cancellation of short term promissory notes	$-	$735,000
Section 16 settlements gain for cancellation of make-whole interest expense	$-	$17,000
Sale of BTX	$-	$79,000
Settlement of severance obligation and sale of Pride	$-	$970,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

The Company currently specializes in low voltage communications and security contracting services, conducting business in two operation centers, through its wholly-owned domestic subsidiaries, WPCS International - Suisun City, Inc. (“Suisun City Operations”) and WPCS International - Texas Operations, Inc. (“Texas Operations”).

The Company is a full-service low voltage contractor that specializes in the installation and service of Voice & Data Networks, Security Systems, Audio-Visual Solutions, and Distributed Antenna Systems and provides experienced project management and delivers complex projects to key vertical markets that include Healthcare, Education, Transportation, Energy & Utilities, Oil & Gas, Manufacturing, Commercial Real Estate, Financial, Government, etc.

The Company also has strategic alliances with technology partners to provide consulting and application software development services for collaboration, visualization and unified communications and is aligned with major manufacturers to provide the products and technology for seamless integrated and enhanced user experience for enterprise solutions.

Basis of Presentation

The consolidated financial statements of WPCS International Incorporated, a Delaware corporation (“WPCS”) and its wholly and majority-owned subsidiaries, (collectively, the “Company”) included in this Report for the three and nine months ended January 31, 2016 and 2015, reflect the accounts of current and former entities as either continued or discontinued operations, as discussed below.

Continued operations for the three and nine months ended January 31, 2016 and 2015 include the results of operations of the: Suisun City Operations and the Texas Operations, the Company’s only two active operations; WPCS Incorporated, an inactive subsidiary; and WPCS International – Trenton, Inc. (“Trenton Operations”), which was closed in September 2013.

With the prior divestitures of The Pride Group (QLD) Pty Ltd. (“Pride”), BTX Trader, LLC (“BTX”) and WPCS Asia Limited, a 60% joint venture interest in Tai'an AGS Pipeline Construction Co. Ltd. (the “China Operations”), as well as the various transactions involving the sale of substantially all of the assets of each of WPCS International - Seattle, Inc. (“Seattle Operations”), WPCS International - Portland, Inc. (“Portland Operations”), WPCS International - Lakewood, Inc. (“Lakewood Operations”), WPCS International - Hartford, Inc. (“Hartford Operations”) and WPCS Australia Pty Ltd. and WPCS International – Brendale Pty Ltd (together, “Australia Operations”), the results of these subsidiaries are included as part of discontinued operations for the three and nine months ended January 31, 2015 and 2016, for the China Operations only.

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

The results of operations for the three and nine months ended January 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 – LIQUIDITY AND CAPITAL RESOURCES

During the nine month period ended January 31, 2016, the Company completed a series of transactions that it believes will provide it with sufficient working capital and equity to operate its business plans for the next twelve months from the date of filing this report, while it continues to seek growth opportunities, including, but not limited: (i) organic growth to complement and enhance existing operations; (ii) acquisitions; and/or (iii) a viable merger candidate.

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

Some of these events have provided cash to the Company while others eliminated future cash spending requirements. Along with expected continued operating profits from its Suisun Operations for fiscal year 2016 and lower corporate overhead, these are the primary factors that support the belief that the Company will have adequate liquidity for the next twelve months from the date of this filing.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 4 – CONCENTRATIONS

Accounts Receivable

As of January 31, 2016, two customers comprise 20% and 38% of the Company’s total accounts receivable. Also included in the accounts receivable is retainage receivable of $295,000 and $1,119,000 at January 31, 2016 and April 30, 2015, respectively, and both the retainer and aged accounts receivable are expected to be collected.

Revenue Recognition

For the three months ended January 31, 2016, 11% was derived from one customer as compared to one customer who generated 57% of the revenue for the same period in 2015. For the nine months ended January 31, 2016, 11% and 19% was derived from two customers as compared to one customer who generated 58% of the revenue for the same period in 2015.

NOTE 5 – BASIC AND DILUTED NET LOSS PER COMMON SHARE

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

The table below presents the computations of loss per share from continuing operations applicable to common stockholders, after consideration of noncontrolling interest and dividends declared on preferred stock, as follows:

	For the three months ended		For the nine months ended
	January 31,		January 31,
	2016	2015	2016	2015
Numerator:

Loss from continuing operations attributable to WPCS common shareholders	$(1,232,615)	$(3,374,582)	$(8,262,841)	$(8,094,938)
Income (loss) from discontinued operations, basic and diluted	-	(77,789)	862,476	(1,502,256)
Net loss attributable to WPCS common shareholders, basic and diluted	$(1,232,615)	$(3,452,371)	$(7,400,365)	$(9,597,194)

Denominator:

Basic and diluted weighted average shares outstanding	2,597,952	633,158	2,161,104	632,664

Basic and diluted loss from continuing operations per common share	$(0.47)	$(5.33)	$(3.82)	$(12.80)
Basic and diluted income (loss) from discontinued operations per common share	-	(0.12)	0.40	(2.38)
Basic and diluted loss per common share	$(0.47)	$(5.45)	$(3.42)	$(15.18)

The following were excluded from the computation of diluted shares outstanding due to the losses from continuing operations for all periods presented, as they would have had an anti-dilutive impact on the Company’s net loss.

	As of January 31,
	2016	2015
Common stock equivalents:
Common stock options	2,824,000	35,000
Series F and F-1 preferred stock	-	720,000
Series G and G-1 preferred stock	-	308,000
Series H and H-1 preferred stock	1,076,000	-
Make-whole on preferred shares	-	283,000
Common stock purchase warrants	1,295,000	16,000
Totals	5,195,000	1,362,000

NOTE 6 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Costs and estimated earnings on uncompleted contracts consist of the following at January 31, 2016 and April 30, 2015:

	January 31, 2016	April 30, 2015

Costs incurred on uncompleted contracts	$29,612,932	$32,008,307
Estimated contract earnings	4,785,975	6,031,338
	34,398,907	38,039,645
Less: Billings to date	35,704,161	38,965,672
Total	$(1,305,254)	$(926,027)

Costs and estimated earnings in excess of billings on uncompleted contracts	$416,047	$420,434
Billings in excess of cost and estimated earnings on uncompleted contracts	1,721,301	1,346,461
Total	$(1,305,254)	$(926,027)

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which circumstances requiring the revisions become known. Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion.

NOTE 7 – DISCONTINUED OPERATIONS

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

The Company recorded the revenue and profit from short-term contracts from its China Operations under the completed contract method, whereas income is recognized only when a contract is completed or substantially completed. Accordingly, during the period of performance, billings and deferred contract costs are accumulated on the consolidated balance sheets as deferred contract costs and deferred revenue. The Company’s accounting policy is based on the short-term nature of the work performed. Deferred contract costs include equipment lease deposits to the third party vendors of approximately $0 and $969,000 as January 31, 2016 and April 30, 2015, respectively. The revenue results from the China Operations are included in discontinued operations for the nine months ended January 31, 2016 and 2015.

Since the sale of the China Operations closed on August 14, 2015, the Company has determined that the activity of the China Operations should be classified as discontinued operations for the nine months ended January 31, 2016 and the three and nine months ended January 31, 2015. In addition, during the year ended April 30, 2015, the Company had completed the sales of Pride, BTX, and substantially all of the assets of the Seattle Operations. As a result, the Company has reported the financial activity of Pride, BTX and Seattle as discontinued operations for the three and nine months ended January 31, 2015. The following is a summary of the operating results for the discontinued operations as follows:

	For the three months ended		For the nine months ended
	January 31,		January 31,
	2016	2015	2016	2015

Revenue	$-	$1,106,593	$839,969	$7,586,495

Costs and expenses:
Cost of revenue	-	728,134	546,296	5,510,599
Selling, general and administrative expenses	-	232,483	111,324	2,434,682
Depreciation and amortization	-	153,893	80,971	988,600
Impairment loss on capitalized software	-	-	-	827,448
	-	1,114,510	738,591	9,761,329
Operating income (loss) from discontinued operations	-	(7,917)	101,378	(2,174,834)

Interest expense	-	(52,813)	(49,234)	(187,109)
Income (loss) from discontinued operations before income tax provision	-	(60,730)	52,144	(2,361,943)
Income tax provision	-	28,077	10,883	53,262
Income (loss) from discontinued operations, net of tax	-	(88,807)	41,261	(2,414,305)
Gain from disposal	-	19,700	837,720	818,596
Total income (loss) from discontinued operations	$-	$(69,107)	$878,981	$(1,595,709)

The following table summarizes assets and liabilities held for sale for the Seattle and China Operations as of January 31, 2016 and April 30, 2015:

	January 31,	April 30,
	2016	2015
Assets
Current assets:
Accounts receivable, net of allowance	$-	$4,264,451
Prepaid expenses and other current assets	-	34,800
Deferred contract cost	-	267,000
Total current assets held for sale	-	4,566,251

Property and equipment, net	-	963,119

Other assets	-	14,000
Total other assets held for sale	-	977,119
Total assets held for sale	$-	$5,543,370

Liabilities
Accounts payable and accrued expenses	$-	$1,700,943
Due to related party	-	785,684
Short term bank loan	-	3,224,180
Total current liabilities held for sale	-	5,710,807
Total liabilities held for sale	$-	$5,710,807

Short-Term Bank Loan

As of January 31, 2016 and April 30, 2015, the China Operations had a short-term bank loan of $0 and $3,224,000, respectively, with the Bank of China (the “Short-Term Bank Loan”) with an interest rate of 7.38% due quarterly. The original August 1, 2014 maturity date of the Short-Term Bank Loan was extended to July 31, 2015 at which time it was paid off.

Due Related Party

As of January 31, 2016 and April 30, 2015, the China Operations had outstanding payables, representing interest accrued on working capital loans and cash provided for the purpose of retiring the short term bank loan in the amounts of $0 and $786,000, respectively, due on demand to a related party, TGG. This loan, which was since paid off, was not guaranteed by WPCS. Interest expense for the quarters ended January 31, 2016 and 2015 was immaterial. This payable was classified as short-term liabilities held for sale in the Company’s financial statements as of April 30, 2015.

The China Operations earned revenue for contracting services provided to TGG (noncontrolling interest in China Operations) and subsidiaries of $212,000 for the nine months ended January 31, 2016 and $835,000 and $1,565,000 for the three and nine months ended January 31, 2015, respectively.

Noncontrolling Interest

As of April 30, 2015, the Company presented the 40% noncontrolling interest associated with the China Operations as a component of equity. As a result of the sale of our entire ownership interest the balance of noncontrolling interest was eliminated.

Noncontrolling interest for the nine months ended January 31, 2016 consists of the following:

January 31, 2016
Balance at April 30, 2015	$560,915
Reclassification adjustments of net loss attributable to noncontrolling interest on sale of China Operations	(560,915)
Balance at January 31, 2016	$-

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Shares

Series H Preferred Stock

On June 30, 2015, the Company entered into Amendment, Waiver and Exchange Agreements (the “Exchange Agreements”) with certain of its promissory note holders, who held $1,299,000 in principal amount of unsecured promissory notes of the Company. Pursuant to the terms of the Exchange Agreements, the Holders agreed to exchange all of the existing indebtedness for, and the Company agreed to issue to the Holders, an aggregate of 8,435 shares of the Company’s newly designated Series H Convertible Preferred Stock, par value $0.0001 per share (“Series H Preferred Stock”). The 8,435 shares of Series H Preferred Stock are each convertible into 100 shares of common stock at $1.54 each (the market value of the stock on date of issuance) and therefore no gain or loss was recorded on the extinguishment of debt. For the period from July 2, 2015 to January 31, 2016, holders of Series H preferred stock have converted 5,797 shares of Series H preferred into 579,700 shares of common stock.

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

Due to the reduction of allocated proceeds to Series H-1 Shares the effective conversion price was approximately $0.80 per share or $704,000 in aggregate. Since the conversion option of the preferred stock was immediately exercisable, the amount allocated to the Beneficial Conversion Feature was immediately accreted to preferred dividends, resulting in an increase in the carrying value of the preferred stock. On July 14 and July 20, 2015, the Company recorded total deemed dividends of $704,000 related to the beneficial conversion feature with the issuance of the Series H-1 Preferred Convertible Stock.

Each share of Series H-1 Preferred Stock has a stated value of $166 and is convertible into shares of Common Stock, equal to the stated value divided by the conversion price of $1.66 per share (subject to adjustment in the event of stock splits and dividends).

For the period from July 20, 2015 to January 31, 2016, holders of Series H-1 preferred stock have converted 413 shares of Series H-1 preferred into 41,300 shares of common stock. The conversion of these shares resulted in a deemed dividend of $41,000.

Conversion of Preferred Shares

For the nine month period ended January 31, 2016 the Company issued approximately 1,408,000 common stock conversion shares, 205,000 common stock make-whole shares and 46,000 common stock dividend shares upon the conversion of series F, F-1, G, G-1, H and H-1 preferred shares. As a result of these conversions, the Company has no further preferred dividend obligations under any of the former classes of Series F, F-1, G, and G-1 preferred shares.

Common Stock Purchase Warrants

The following is an approximate summary of the common stock warrant activity for the nine months ended January 31, 2016:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Warrants	Price	Life in years

Outstanding, April 30, 2015	15,510	$7.25	3.5
Warrants issued in connection with Series H-1 preferred stock for cash	1,279,759	1.66	4.5
Outstanding, January 31, 2016	1,295,269	$1.73	4.4

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

NOTE 10 – SHORT-TERM PROMISSORY NOTES

As of April 30, 2015 the Company had $1,703,000 of short-term promissory notes that was originally due to be paid on September 30, 2015. However, on June 30, 2015, the Company entered into Amendment, Waiver and Exchange.

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

The following is a summary of promissory notes as of January 31, 2016:

January 31, 2016
Balance at April 30, 2015	$1,703,000
Repayments of short term convertible note	(4,000)
Section 16 settlement	(400,000)
Conversion of short term convertible notes to Series H preferred stock	(1,299,000)
Balance at January 31, 2016	$-

NOTE 11 – STOCK OPTION COMPENSATION EXPENSE

On November 2, 2015, pursuant to and subject to the available number of shares reserved under the Company’s 2014 Equity Incentive Plan, the Company issued 100,000 non-qualified options (“November Options”) with a term of 10 years and an exercise price of $1.53 to an employee of the Company. 25,000 of the November Options will vest on April 30, 2016, and the remaining 75,000 of the November Options vest upon either the Company completing a change in control merger by September 1, 2016 or achieving $30 million in revenue for the fiscal year May 1, 2015 to April 30, 2016.

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

The aggregate grant date fair value of the August Options, September Options and November Options were approximately $2,817,000.

The fair value of options granted during the nine months ended January 31, 2016 was estimated using the following weighted averages:

For the Nine
Months Ended
January 31, 2016
Exercise price	$1.36
Expected stock price volatility	103%
Risk-free rate of interest	1.5%
Expected term (years)	5.2

A summary of option activities under the Company’s employee stock option plan for the nine months ended January 31, 2016 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of April 30, 2015	40,688	$18.79	$-	5.88
Employee options granted	2,783,000	1.32	-	9.66
Forfeited/expired	(6)	61.82	-	-
Outstanding as of January 31, 2016	2,823,682	$1.57	$-	9.60
Options vested and exercisable	1,342,182	$1.84	$-	9.51

Stock-based compensation associated with the amortization of stock option expense was approximately $2,174,000 for the nine months ended January 31, 2016 and is included in general and administration expense.

Estimated future stock-based compensation expense relating to unvested stock options is approximately $643,000. The weighted average remaining vesting period of options outstanding at January 31, 2016 is approximately 0.25 years.

NOTE 12 – COMMITMENTS

On September 29, 2015, the Company entered into change in control agreements (the “Agreements”) with its Interim Chief Executive Officer (“Interim CEO”) and its Chief Financial Officer (“CFO”).

The Agreements have initial terms of four years and automatically extend for additional one-year periods at the expiration of the initial term and on each anniversary thereafter unless either party notifies the other party of non-renewal no later than 30 days prior to such anniversary. Under the Agreements, The Interim CEO and CFO are entitled to payments of $350,000 and $150,000, respectively, upon a change in control of the Company.

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

Overview

The Company currently specializes in contracting services offering communications infrastructure through its Suisun City Operations. In addition, on January 18, 2016 we announced the launch of our Texas Operations where we plan to build a communication and security infrastructure business. On August 14, 2015 we closed on the sale of our joint venture interest in our China Operations and therefore, the financial results of our China Operations for the three and nine months ended January 31, 2016 and 2015, are now included in the results from discontinued operations in our financial statements.

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

For the three and nine months ended January 31, 2016, we generated revenues from continuing operations of $3,318,000 and $11,606,000, respectively, as compared to $5,262,000 and $17,416,000, respectively, for the same periods in 2015. Our backlog at January 31, 2016 was $13,836,000 as compared to $10,000,000 at January 31, 2015.

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

Meanwhile, our ongoing plan continues to be to strengthen the Company’s balance sheet as well as to increase revenue, profit and cash flow at our Suisun City Operations and Texas Operations by developing new organic growth opportunities for the Company and seeking viable acquisition and/or merger candidate(s).

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year.

With regards to our financial results from continuing operations for the quarter ended January 31, 2016, we generated revenue of approximately $3,318,000 as compared to revenue of $5,262,000 for the same period last year. This $1,944,000 decrease in revenue was due primarily to a $2,000,000 decrease in revenue in our Suisun Operations related to work on one major contract with San Francisco General Hospital, which was effectively completed during the last fiscal year.

We generated a net loss to common shareholders for the three months ended January 31, 2016 of approximately $1,233,000, or $.47 per common share, which includes: (i) a loss from continuing operations of approximately $819,000, of which approximately $656,000 was non-cash compensation expense related to the issuance of employee stock options; and (ii) approximately $413,000 of non-cash dividends declared on preferred stock.

The net loss to common shareholders for the three months ended January 31, 2016 compares to a net loss of approximately $3,452,000, or $5.45 per common share for the three months ended January 31, 2015, which includes: (i) a loss from operations of approximately $476,000; (ii) inducement expense of approximately $3,622,000; (iii) a loss from discontinued China Operations of approximately $89,000; and (iv) approximately $509,000 of non-cash dividends declared on preferred stock, which were partially offset by income of $1,052,000 from section 16 settlements.

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

While we continue to consider and develop growth opportunities, we have completed numerous transactions to improve our balance sheet. These transactions included the: (i) elimination of $1,703,000 of promissory notes which were due and payable on September 30, 2015; (ii) issuance of common stock to satisfy all of the $677,000 of preferred stock dividends payable at April 30, 2015; (iii) completion of a $1,575,000 equity financing; (iv) closing of a $1,000,000 line of credit for our Suisun Operations; and (v) closing on the sale of our China Operations for $1,500,000.

In addition, we previously divested certain operations through the sales of our Pride, BTX, the assets of the Seattle Operations, and the closure of unprofitable Trenton Operations.

Results of Operations for the Three Months Ended January 31, 2016 Compared to the Three Months Ended January 31, 2015

	For the three months ended
	January 31,
	2016		2015

Revenue	$3,317,636	100.0%	$5,262,154	100.0%

Costs and expenses:
Cost of revenue	2,521,627	76.0%	4,486,949	85.3%
Selling, general and administrative expenses	1,602,751	48.3%	1,237,402	23.5%
Depreciation and amortization	16,075	0.5%	14,282	0.3%
	4,140,453	124.8%	5,738,633	109.1%

Operating loss	(822,817)	-24.8%	(476,479)	-9.1%

Other income (expense):
Interest expense	(523)	0.0%	(380)	0.0%
Inducement expense	-	0.0%	(3,622,344)	-68.8%
Income from Section 16 settlements	-	0.0%	1,051,516	20.0%
Other expenses	4,871	0.1%	197,220	3.8%

Loss from continuing operations before income tax provision	(818,469)	-24.7%	(2,850,467)	-54.2%
Income tax provision	607	0.0%	14,726	0.3%
Loss from continuing operations	(819,076)	-24.7%	(2,865,193)	-54.5%

Discontinued operations:
Income (loss) from discontinued operations	-	0.0%	(88,807)	-1.6%
Gain from disposal of BTX	-	0.0%	19,700	0.4%
Income (loss) from discontinued operations, net of tax	-	0.0%	(69,107)	-1.2%

Consolidated net loss	(819,076)	24.7%	(2,934,300)	-55.7%
Net income (loss) attributable to noncontrolling interest	-	0.0%	8,682	0.2%
Net loss attributable to WPCS	(819,076)	24.7%	(2,942,982)	-55.9%
Dividends declared on preferred stock	(372,810)	-11.3%	(509,389)	-9.7%
Deemed dividends on convertible preferred stock, due to beneficial conversion feature	(40,729)	-1.2%	-	0.0%
Net loss attributable to WPCS common shareholders	$(1,232,615)	-37.2%	$(3,452,371)	-65.6%

Operating Loss

The Company had an operating loss of approximately $823,000 for the three months ended January 31, 2016. This quarter’s operating loss was comprised primarily of $286,000 in operating income from Suisun City Operations and which was offset by $1,077,000 of corporate overhead expenses, of which approximately $656,000 related to non-cash compensation expense recognized on the issuance of employee stock options and a $32,000 loss from the start up of our Texas Operations. For the three months ended January 31, 2015, the Company had an operating loss of approximately $476,000 which was comprised primarily of $236,000 in operating income from Suisun City Operations and which was offset by approximately $712,000 of corporate overhead. The details of the operating loss are as follows:

Revenue

Revenue for the three months ended January 31, 2016 decreased $1,944,000, or 37%, to $3,318,000, as compared to $5,262,000 for same period last year due to a $1,944,000 decrease in revenue in Suisun City Operations. This decrease was primarily comprised of $2,000,000 related to one customer contract that was completed during the prior fiscal year.

 Cost of Revenue

Cost of revenue, which consists of direct costs on contracts: materials, direct labor, third party subcontractor services, union benefits and other overhead costs decreased $1,965,000, or 44%, to $2,522,000, or 76% of revenue, for the three months ended January 31, 2016, as compared to $4,487,000, or 85% of revenue, for the same period in 2015. Such decrease in the cost of revenue was due primarily to attracting new contracts with lower subcontracting costs in the Suisun City Operations. Lower costs, on the jobs that were completed, account for the nine percent decrease in cost of revenue.

Selling, General and Administrative Expenses

For the three months ended January 31, 2016, total selling, general and administrative expenses increased $365,000 or 30% to $1,603,000 as compared to $1,237,000 for the same period in 2015 and which was primarily due to higher: (i) stock compensation expense of $541,000 for stock options issued (ii), salary expense of $30,000; and (iii) various miscellaneous costs of approximately $125,000, all of which were partially offset by lower: (i) professional fees for legal, accounting, consulting and investor relations services of $470,000; and (ii) various miscellaneous costs of approximately $128,000. In addition, for the three months ended January 31, 2015, the Company had $267,000 of Trenton facility lease and Delaware franchise tax reductions which lowered the prior period selling, general and administrative expenses.

Depreciation and Amortization

For the three months ended January 31, 2016, depreciation and amortization was approximately $16,000 as compared to approximately $14,000 for the same quarter in 2015.

Loss from Continuing Operations

The Company had a net loss from continuing operations of $819,000 for the three months ended January 31, 2016 as compared to $2,865,000 for the same period in 2015. Loss from continuing operations is determined by adjusting the operating loss by the following items:

Interest Expense

For the three months ended January 31, 2016 and 2015, interest expense was approximately $523 and $380, respectively.

Inducement Expense

While there was no inducement expense for the quarter ended January 31, 2016, the Company had previously recorded an inducement expense of approximately $3,622,000 relating to the exchange of certain senior secured convertible debt and preferred stock during the quarter ended January 31, 2015.

Income from Section 16 Settlements

During the quarter ended January 31, 2015, the Company recorded income of $1,052,000 as it received cash and forgiveness of certain promissory notes as part of the settlements with certain note holders who were the remaining defendants named in a Section 16 litigation brought by a shareholder of WPCS.

Other Income

For the three months ended January 31, 2016 and 2015, other income was approximately $5,000 as compared to approximately $197,000 for the same period in 2015, which was primarily related to forgiveness of certain accounts payable.

Net Loss Attributable to WPCS Common Shareholders

The Company incurred a net loss attributable to WPCS common shareholders of $1,233,000 for the three months ended January31, 2016 as compared to net loss attributable to WPCS common shareholders of $3,452,000 for the same period in 2015. The following items are the adjustments to the loss from continuing operations that result in determining the net loss attributable to WPCS common shareholders:

Income (Loss) From Discontinued Operations

As a result of the disposition of BTX, and the China Operations, we have recorded all activity related to those subsidiaries as income (loss) from discontinued operations. The cumulative effect is no income or loss for the three months ended January 31, 2016 as compared to a loss of $69,000 for the same period in 2015. The loss for the quarter ended January 31, 2015 relates to a loss from the Company’s China Operations and a gain on the disposal of BTX.

Dividends Declared on Preferred Stock

As a result of the issuance of preferred stock, we declared dividends, make-whole dividends, and deemed dividends of $413,000 for the three months ended January 31, 2016 as compared to $509,000 for the same period in 2015. These dividends are non-cash and were paid in common shares.

Results of Operations for the Nine Months Ended January 31, 2016 Compared to the Nine Months Ended January 31, 2015

	For the nine months ended
	January 31,
	2016		2015

Revenue	$11,605,880	100.0%	$17,416,283	100.0%

Costs and expenses:
Cost of revenue	9,263,395	79.8%	14,379,893	82.6%
Selling, general and administrative expenses	5,470,760	47.1%	3,600,820	20.7%
Depreciation and amortization	45,537	0.4%	46,106	0.3%
	14,779,692	127.3%	18,026,819	103.6%

Operating loss	(3,173,812)	-27.3%	(610,536)	-3.5%

Other income (expense):
Interest expense	(2,021)	0.0%	(2,837,852)	-16.3%
Inducement expense	-	0.0%	(5,492,842)	-31.5%
Income from Section 16 settlements	400,000	3.4%	1,401,516	8.0%
Other expenses	1,965	0.0%	188,778	1.1%

Loss from continuing operations before income tax provision	(2,773,868)	-23.9%	(7,350,936)	-42.2%
Income tax provision	1,706	0.0%	43,914	0.3%
Loss from continuing operations	(2,775,574)	-23.9%	(7,394,850)	-42.5%

Discontinued operations:
Income (loss) from discontinued operations	41,261	0.4%	(2,414,305)	-13.8%
Gain from disposal	837,720	7.2%	798,896	4.6%
Gain from disposal of BTX	-	0.0%	19,700	0.1%
Income (loss) from discontinued operations, net of tax	878,981	7.6%	(1,595,709)	-9.1%

Consolidated net loss	(1,896,593)	-16.3%	(8,990,559)	-51.6%
Net income (loss) attributable to noncontrolling interest	16,505	0.1%	(93,453)	-0.5%
Net loss attributable to WPCS	(1,913,098)	-16.4%	(8,897,106)	-51.1%
Dividends declared on preferred stock	(4,742,768)	-40.9%	(700,088)	-4.0%
Deemed dividend on convertible preferred stock, due to beneficial conversion feature	(744,499)	-6.4%	-	0.0%
Net loss attributable to WPCS common shareholders	$(7,400,365)	-63.7%	$(9,597,194)	-55.1%

Operating Loss

The Company had an operating loss of approximately $3,174,000 for the nine months ended January 31, 2016. This period’s operating loss was comprised primarily of $886,000 in operating income from Suisun City Operations and which was offset by $4,029,000 of corporate overhead expenses, of which approximately $2,174,000 related to non-cash compensation expense recognized on the issuance of employee stock options and a $32,000 loss from the start up of our Texas Operations. For the nine months ended January 31, 2015, the Company had an operating loss of approximately $611,000 which was comprised primarily of $1,289,000 in operating income from Suisun City Operations and which was offset by approximately $2,055,000 of corporate overheads. The details of the operating loss are as follows:

Revenue

Revenue for the nine months ended January 31, 2016 decreased $5,810,000, or 33%, to $11,606,000, as compared to $17,416,000 for same period last year due primarily from a $5,800,000 decrease in revenue in Suisun City Operations attributable to the completion of one customer contract that was completed during the last fiscal year.

Cost of Revenue

Cost of revenue, which consists of direct costs on contracts: materials, direct labor, third party subcontractor services, union benefits and other overhead costs decreased $5,117,000, or 36%, to $9,263,000, or 80% of revenue, for the nine months ended January 31, 2016, as compared to $14,380,000, or 83% of revenue, for the same period in 2015. Such decrease in the cost of revenue was due primarily to lower subcontracting costs in connection with lower revenue contracts in the Suisun City Operations.

Selling, General and Administrative Expenses

For the nine months ended January 31, 2016, total selling, general and administrative expenses increased $1,870,000, or 52%, to $5,471,000 as compared to $3,601,000 for the same period in 2015 and which was primarily due to higher: (i) stock compensation expense of $2,059,000 for stock options issued and (ii) salary expense of $161,000; and (iii) various miscellaneous costs of approximately $163,000, all of which were partially offset by lower: (i) professional fees for accounting, consulting and investor relations services of $714,000; and (ii) various miscellaneous costs of approximately $285,000. In addition, for the nine months ended January 31, 2015, the Company had $496,000 of Trenton facility lease, Delaware franchise tax and insurance reductions which lowered the prior period selling, general and administrative expenses.

Depreciation and Amortization

For the nine months ended January 31, 2016, depreciation and amortization was approximately $46,000 as compared to approximately $46,000 for the same quarter in 2015.

Loss from Continuing Operations

The Company had a net loss from continuing operations of $2,776,000 for the nine months ended January 31, 2016 as compared to a net loss from continuing operations of $7,395,000 for the same period in 2015. Loss from continuing operations is determined by adjusting the operating loss by the following items:

Interest Expense

For the nine months ended January 31, 2016 and 2015, interest expense was approximately $2,000 and $2,838,000, respectively. The significant reduction in interest expense in 2016 as compared to the same period in 2015 is attributable to the exchange of senior secured convertible notes that was completed in November 2014.

Inducement Expense

While there was no inducement expense for the nine months ended January 31, 2016, the Company recorded an inducement expense of approximately $5,493,000 relating to the exchange of certain senior secured convertible debt and preferred stock during the nine months ended January 31, 2015.

Income from Section 16 Settlements

For the nine months ended January 31, 2016 and 2015, income from Section 16 settlements was approximately $400,000 and $1,402,000, respectively, as the Company received $400,000 and $1,402,000 in forgiveness of certain promissory notes and receipt of cash as part of the settlements with certain note holders who were defendants named in a Section 16 litigation brought by a shareholder of WPCS. These settlements resolved all issues related to this litigation.

Other Income

For the nine months ended January 31, 2016 and 2015, other income was approximately $2,000 compared to approximately $189,000 for the same period in 2015. The large other income item in 2015 relates to the negotiation and eventual reduction of certain accounts payable balances.

Net Loss Attributable to WPCS Common Shareholders

The Company incurred a net loss attributable to WPCS common shareholders of $7,401,000 for the nine months ended January 31, 2016 as compared to net loss attributable to WPCS common shareholders of $9,597,000 for the same period in 2015. The following items are the adjustments to the loss from continuing operations that result in determining the net loss attributable to WPCS common shareholders:

Income (Loss) From Discontinued Operations

As a result of the disposition of Pride, BTX, China and Seattle Operations, we have recorded all activity related to those subsidiaries as income (loss) from discontinued operations. The cumulative effect is income of $879,000 for the nine months ended January 31, 2016 as compared to a loss of $1,596,000 for the same period in 2015.

Net Income Attributable to Noncontrolling Interest

The Company’s net income attributable to noncontrolling interest related to its China Operations for the nine months ended January 31, 2016 was $17,000 as compared to a net loss of $93,000 for the same period last year. The entire $17,000 net income recorded in 2016 was prior to the sale of the China Operations.

Dividends Declared on Preferred Stock

As a result of the issuance of preferred stock, we declared dividends, make-whole dividends, and deemed dividends of $5,487,000 for the nine months ended January 31, 2016 as compared to $700,000 for the same period in 2014. These dividends are non-cash and were paid in common shares.

Effects of Inflation

Inflations has not had a material impact on our business.

Liquidity and Capital Resources as of January 31, 2016

As of January 31, 2016, we had working capital of approximately $2,652,000, which consisted of current assets of approximately $6,687,000 and current liabilities of approximately $4,036,000. This compares to a working capital deficiency of approximately $1,246,000 at April 30, 2015. The current liabilities as presented in the balance sheet at January 31, 2016 primarily include approximately $2,265,000 of accounts payable and accrued expenses and approximately $1,721,000 of billings in excess of costs and estimated earnings on uncompleted contracts.

Our cash and cash equivalents balance at January 31, 2016 was approximately $2,408,000.

During the nine months ended January 31, 2016 the Company completed a series of transactions that it believes will provide it with sufficient working capital and equity to operate its business plans for the next twelve months from the date of filing this report, while it continues to seek growth opportunities, including, but not limited to, (i) organic growth to complement and enhance existing operations; (ii) acquisitions; and/or (iii) a viable merger candidate.

The transactions included the: (i) elimination of $1,703,000 of promissory notes which were due and payable on September 30, 2015; (ii) issuance of common stock to satisfy the $677,000 of preferred stock dividends payable at April 30, 2015; (iii) completion of a $1,575,000 equity financing; (iv) closing of a $1,000,000 line of credit for our Suisun Operations; and (v) the sale of our China Operations for approximately $1,500,000.

Some of these events have provided cash to the Company while others eliminated future cash spending requirements. Along with expected continued operating profits from its Suisun Operations for fiscal year 2016 and lower corporate overhead, these are the primary factors that support the belief that the Company will have adequate liquidity for the next twelve months from the filing date of this report.

Backlog

As of January 31, 2016, we had a backlog of unfilled orders of approximately $13,836,000 as compared to approximately $14,100,000 at April 30, 2015. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

Based on our evaluation, our interim chief executive officer and chief financial officer concluded that, as of January 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our interim chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in any legal proceedings since the disclosures contained in the Registrant’s Form 10-K for the year ended April 30, 2015.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Conversion of Convertible Preferred Stock

From December 11, 2015 through March 10, 2016, the Company issued 102,492 shares of Common Stock in transactions that were not registered under the Securities Act of 1933. The shares of Common Stock were issued upon the conversion of shares of Series G-1 Convertible Preferred Stock in reliance upon the exemption from registration in Section 3(a)(9) of the Securities Act of 1933.

Investment Banking Agreement

On August 1, 2015, the Company entered into an engagement letter with an investment bank to provide investment banking services for a period of twelve (12) months, which may be extended by mutual consent of the parties.  The Company agreed to pay a $7,500 monthly fee to the investment bank payable in shares of Common Stock, calculated based on the closing bid price of the Common Stock on the trading day immediately prior to date payment is due.  On each date of payment, the Common Stock is issued in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act of 1933.  The shares issued for the payments due for the period from December 11, 2015 through March 10, 2016 were 17,213 and the total shares issued under this agreement to date is 42,534.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b)	There were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors during the quarter ended January 31, 2016.

ITEM 6. EXHIBITS

3.1(1)	Certificate of Incorporation, as amended

3.2(2)	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on March 4, 2013

3.3(3)	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on May 16, 2013 and effective May 28, 2013

3.4(4)	Certificate of Correction to the Certificate of Amendment of the Certificate of Incorporation, filed with the Delaware Secretary of State on December 19, 2014

3.5(5)	Amended and Restated Bylaws

3.6(6)	Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 30, 2014

3.7(6)	Certificate of Designations, Preferences and Rights of the Series G Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 30, 2014

3.8(7)	Certificate of Designations, Preferences and Rights of Series F-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on November 20, 2014

3.9(7)	Certificate of Designations, Preferences and Rights of Series G-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on November 20, 2014

3.10(8)	Certificate of Designations, Preferences and Rights of Series H Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on June 30, 2015

3.11(9)	Certificate of Designations, Preferences and Rights of Series H-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on July 14, 2015

10.1(10)	Change in Control Agreement, dated as of September 29, 2015, by and between WPCS International Incorporated and Sebastian Giordano, Interim Chief Executive Officer
10.2(10)	Change in Control Agreement, dated as of September 29, 2015, by and between WPCS International Incorporated and Dave Fallen, Chief Financial Officer
10.3(11)	Change in Control Agreement, dated as of October 21, 2015, by and between WPCS International - Suisun City, Inc. and Robert Roller, President of the Suisun City Operations

31.1*	Certification of Interim Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2014.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2013.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2013.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2016.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2014.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2014.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2015.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2015.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2015.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WPCS INTERNATIONAL INCORPORATED

By:	/s/ Sebastian Giordano
	Name:	Sebastian Giordano
	Title:	Interim Chief Executive Officer

By:	/s/ David Allen
	Name:	David Allen
	Title:	Chief Financial Officer

Date: March 9, 2016

Index to Exhibits

Exhibit Number	Exhibit
3.1(1)	Certificate of Incorporation, as amended

3.2(2)	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on March 4, 2013

3.3(3)	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on May 16, 2013 and effective May 28, 2013

3.4(4)	Certificate of Correction to the Certificate of Amendment of the Certificate of Incorporation, filed with the Delaware Secretary of State on December 19, 2014

3.5(5)	Amended and Restated Bylaws

3.6(6)	Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 30, 2014

3.7(6)	Certificate of Designations, Preferences and Rights of the Series G Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 30, 2014

3.8(7)	Certificate of Designations, Preferences and Rights of Series F-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on November 20, 2014

3.9(7)	Certificate of Designations, Preferences and Rights of Series G-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on November 20, 2014

3.10(8)	Certificate of Designations, Preferences and Rights of Series H Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on June 30, 2015

3.11(9)	Certificate of Designations, Preferences and Rights of Series H-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on July 14, 2015

10.1(10)	Change in Control Agreement, dated as of September 29, 2015, by and between WPCS International Incorporated and Sebastian Giordano, Interim Chief Executive Officer.

10.2(10)	Change in Control Agreement, dated as of September 29, 2015, by and between WPCS International Incorporated and Dave Fallen, Chief Financial Officer.

10.3(11)	Change in Control Agreement, dated as of October 21, 2015, by and between WPCS International - Suisun City, Inc. and Robert Roller, President of the Suisun City Operations.

31.1*	Certification of Interim Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2014.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2013.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2013.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2016.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2014.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2014.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2015.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2015.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2015.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2015.

