Form 10-K
period 2016-04-30
WPCS INTERNATIONAL INC
filed 2016-07-28
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑

The aggregate market value of the voting common equity held by non-affiliates as of October 31, 2015 was $3,609,720, based on the closing sales price of $1.48 per share of Common Stock as quoted on The NASDAQ Capital Market. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of July 24, 2016, there were 2,706,159 shares of registrant’s common stock outstanding.

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

This Annual Report on Form 10-K includes the accounts of WPCS International Incorporated (“WPCS”) and its current and former wholly and majority-owned subsidiaries, as follows, collectively referred to as “we”, “us” or the "Company". United States-based subsidiaries include or included WPCS International – Suisun City, Inc. (the “Suisun City Operations”), WPCS International – Texas Operations (the ”Texas Operations”), WPCS International – Trenton, Inc. (the “Trenton Operations”), WPCS International – Seattle, Inc. (the “Seattle Operations”) and WPCS International – Portland, Inc. (the “Portland Operations”) and BTX Trader, LLC (“BTX”). International operations include or included WPCS Asia Limited, 60% of Tai’an AGS Pipeline Construction Co. Ltd. (the “China Operations”), and The Pride Group (“QLD”) Pty Ltd. (“Pride”). All of the above subsidiaries, except the Suisun City Operations, Trenton Operations and Texas Operations have been sold and therefore have been included as discontinued operations in our financial statements.

ITEM 1 - BUSINESS

Company Background

WPCS was incorporated in the State of Delaware on December 18, 1997 under the name “Internet International Communications Ltd.” Pursuant to a Certificate of Amendment to the Company’s Certificate of Incorporation filed on December 23, 2004, the name of the Company was changed to WPCS International Incorporated.

Up until September 2015, the Company had been operating in the United States and the People’s Republic of China (the “PRC”), and until September 2013 the Company also operated in Australia through the above-mentioned wholly and majority-owned subsidiaries.

During the last two years the Company has completed a series of divestitures including The Pride Group (QLD) Pty Ltd. (“Pride”), BTX Trader, LLC (“BTX”), WPCS Asia Limited, a 60% joint venture interest in Tai'an AGS Pipeline Construction Co. Ltd. (the “China Operations”), as well as the various transactions involving the sale of substantially all of the assets of each of WPCS International - Seattle, Inc. (“Seattle Operations”), and WPCS International - Portland, Inc. (“Portland Operations”). The results of these subsidiaries, are included as part of discontinued operations for the years ended April 30, 2016 and 2015.

Following the series of divestitures described above, the Company’s sole remaining U.S. subsidiaries are the Suisun City Operations and Texas Operations. The Company has therefore now positioned itself to be a full-service low voltage contractor that specializes in the installation and service of Voice & Data Networks, Security Systems, Audio-Visual Solutions, and Distributed Antenna Systems and provides experienced project management and delivers complex projects to key vertical markets that include Healthcare, Education, Transportation, Energy & Utilities, Oil & Gas, Manufacturing, Commercial Real Estate, Financial, Government, etc.

The Company also has formed strategic alliances with technology partners to provide consulting and application software development services for collaboration, visualization and unified communications and is aligned with major manufacturers to provide the products and technology for seamless integrated and enhanced user experience for enterprise solutions.

In addition, from the period of September 30, 2014 through July 20, 2015 the Company completed a series of financing transactions that eliminated all of its convertible and promissory note obligations and settled claims with two unsecured creditors. The results of these transactions served to strengthen the Company’s balance sheet and to allow it to execute its ongoing plan, which continues to be to increase revenue, profit and cash flow at our Suisun City Operations and Texas Operations by developing new organic growth opportunities for the Company and seeking viable acquisition and/or merger candidate(s). A summary of those transactions is as follows:

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

Pursuant to the September Exchange Agreement, Hudson Bay exchanged (i) the 2012 Hudson Note for 5,268 shares of newly designated series F convertible preferred stock, par value $0.001 (the “Series F Preferred Stock”); (ii) the Series E Preferred Stock for a promissory note in a principal amount of $794,000 (the “2014 Hudson Note”) and 1,060 shares of series G convertible preferred stock, par value $0.001 (the “Series G Preferred Stock”); and (iii) the Warrants for 1,028 shares of Series G Preferred Stock. The Series F Preferred Stock and Series G Preferred Stock were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. Certificates of Designation for the Series F Preferred Stock and the Series G Preferred Stock were filed with the Secretary of State of the State of Delaware on the Hudson Closing Date. The terms of the Series F Preferred Stock, the Series G Preferred Stock, and the 2014 Hudson Note are identical to the terms of the Series F-1 Preferred Stock, the Series G-1 Preferred Stock, and the 2014 Note, described below. As of April 30, 2016 all series F and G preferred stock have been converted to shares of the Company’s common stock and no further dividend or make whole dividends are due under this agreement.

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

Pursuant to the Exchange, on the Closing Date, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designations, Preferences and Rights of Series F-1 Preferred Stock (the “Series F-1 Certificate of Designation”) and a Certificate of Designations, Preferences and Rights of Series G-1 Preferred Stock (the “Series G-1 Certificate of Designation”). Under the terms of the Series F-1 Certificate of Designation, each share of Series F-1 Preferred Stock had a stated value of $1,000 and was convertible into shares of common stock equal to the stated value (and all accrued but unpaid dividends) divided by the conversion price of $1.00 per share (subject to adjustment in the event of stock splits and dividends). The Series F-1 Preferred Stock accrued dividends at a rate of 8% per annum, payable quarterly in arrears in cash or in kind, subject to certain conditions being met. The Series F-1 Preferred Stock contained a three-year “make-whole” provision, such that the holder was entitled to receive an amount equal to the dividends that would have accrued from the date of the conversion until the third anniversary of such conversion. The Company was prohibited from effecting the conversion of the Series F-1 Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owned more than 9.99%, in the aggregate, of the issued and outstanding shares of the common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series F-1 Preferred Stock.

Under the terms of the Series G-1 Certificate of Designation, each share of Series G-1 Preferred Stock had a stated value of $1,000 and was convertible into shares of common stock equal to the stated value (and all accrued but unpaid dividends) divided by the conversion price of $0.815 per share (subject to adjustment in the event of stock splits and dividends). The Series G-1 Preferred Stock accrues dividends at a rate of 8% per annum, payable quarterly in arrears in cash or in kind, subject to certain conditions being met. The Series G-1 Preferred Stock contains a three year “make-whole” provision such that if the Series G-1 Preferred Stock was converted prior to the third anniversary of the date of original issuance, the holder would be entitled to receive the remaining amount of dividends that would have accrued from the date of the conversion until such third year anniversary. The Company was prohibited from effecting the conversion of the Series G-1 Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owned more than 9.99%, in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series G-1 Preferred Stock. As of April 30, 2016 all series F-1 and G-1 preferred stock have been converted to shares of the Company’s common stock and no further dividend or make whole dividends are due under this agreement.

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

Series H-1 Preferred Stock

Between July 14 and July 20, 2015, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with four investors pursuant to which the Company issued to the Investors an aggregate of 8,532 shares of Series H-1 Preferred Convertible Stock of the Company, par value $0.0001 per share (“Series H-1 Shares”), and warrants to purchase 1,279,759 shares of common stock of the Company, with an exercise price of between $1.63 and $1.66 per share (the “Warrants”). The purchase price for each Series H-1 Share was between $163 and $166 and the purchase price for each warrant was $0.1250 per share of common stock, for an aggregate purchase price for the Series H-1 Shares and Warrants of $1,575,000.

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

On February 20, 2015, the Company entered into a Settlement and Mutual Release Agreement (the “Settlement”) with Zurich which provided for the payment to Zurich by the Company of $650,000 to settle the Company’s outstanding balance of approximately $1,850,000 then in default, and which was previously due in full on December 31, 2013 under the existing Forbearance Agreement with Zurich. Upon execution of the Settlement, the Company paid Zurich $200,000, with the remaining balance of $450,000 payable in 10 equal monthly installments of $45,000. As of April 30, 2016, the remaining balance of the Settlement was paid in full.

As a result of the full settlement above, Zurich has agreed to release all of its entire right, title and interest in and to the Cooper Project, against which the Company filed an action to recover approximately $2,400,000 from the CCIA. The Company has recently entered into a global settlement agreement with the CCIA and in July 2016, received $1,150,000 in full satisfaction of its claims (see Note 15 – Subsequent Events).

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

Strategy

We currently offer our low voltage communications, security and audio-visual infrastructure contracting services to the public services, healthcare, energy, education and corporate enterprise markets. These services are offered through our Suisun and Texas Operations. We provide an integrated approach to project coordination that creates cost-effective solutions. Corporations, government entities, healthcare organizations and educational institutions depend on the reliability and accuracy of voice, data and video communications. However, the potential for this new technology cannot be realized without the right infrastructure to support the convergence of technology. In this regard, we create integrated building systems, including the installation of advanced structured cabling systems. We specialize in wireless technology or combination of various technologies to develop a cost effective network for a customer's wireless communication requirements. This includes Wi-Fi networks, point-to-point systems, cellular networks, in-building systems and two-way communication systems. We support the integration of telecommunications, life safety, security and HVAC in an environmentally safe manner and design for future growth by building in additional capacity for expansion as new capabilities are added.

During the past two fiscal years, our strategy in the contracting services segment has also included divesting certain operations through the sale of the Pride Operations, the sale of the assets of the Seattle Operation, and closing the unprofitable Trenton Operations. In 2014, we also sold BTX. Furthermore, in September 2015, we sold our 60% majority ownership interest in our China Operations in an all-cash transaction, for a price of $1,500,000.

We have adopted this strategy in order to eliminate unprofitable operations and to generate cash, while we evaluate a number of opportunities including, but not limited to increasing profits and cash flow at our Suisun City Operations, seeking expansion capital and/or finding viable acquisition or merger candidates.

Project Characteristics

Our contracts are primarily service-based projects providing installation and engineering services, which include providing labor, materials and equipment for a complete installation. The projects are staffed with a project manager who manages multiple projects and a field supervisor who is responsible for an individual project. A project may also include subcontracted services along with our direct labor. The project manager coordinates the daily activities of direct labor and subcontractors and works closely with our field supervisors. Project managers are responsible for job costing, change order tracking, billing, and customer relations. Executive management monitors the performance of all projects regularly through work-in-progress reporting or percentage-of-completion, and reviews this information with each project manager. Our projects are primarily executed on a contract basis. These contracts can be awarded through a competitive bidding process, an informal bidding process, or a simple quote request. Upon award of a contract, there can be delays of several months before work begins. The active work time on our projects can range in duration from a few days up to as long as two years.

Sales and Marketing

We have dedicated sales and marketing resources that develop opportunities within our existing customer base, and identify new customers through our strategic market focus and our relationships with technology providers. When an opportunity is identified, we assess the opportunity to determine our level of interest in participation. After qualifying an opportunity, our sales and marketing resources work with the estimating teams to prepare a cost estimate and contract proposal for a particular project. We keep track of bids submitted and bids that are awarded. Once a bid is awarded to us, it is assigned to a project management team and included in our backlog. In addition to its bidding work, the Company has recently hired a sales team to identify and secure direct business opportunities.

Competition

We face competition from numerous service organizations, ranging from small independent regional firms to larger firms servicing national markets. Historically, there have been relatively few significant barriers to entry into the markets in which we operate, and, as a result, any organization that has adequate financial resources and access to technical expertise and product line may become a competitor. The principal competitive advantage in these markets is establishing a reputation of delivering projects on time and within budget. Other factors of importance include accountability, certifications, project management expertise, industry experience and financial strength. We believe that the ability to provide comprehensive turnkey low voltage communications infrastructure, security, video and audio-visual package gives us a competitive advantage. In addition, we offer union workforce that allow us to bid on major union projects in San Francisco and the entire Bay Area, creating yet another competitive advantage.

Customers

We serve a variety of public services, healthcare, energy, education and corporate enterprise customers. For the fiscal years ended April 30, 2016 there were four (4) major customers who provided over 36% of our revenue.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

Not applicable to our business

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

None.

Governmental Approval

None.

Governmental Regulations

None.

Research and Development

None.

Costs and Effects of Environmental Compliance

None.

Employees

We currently employ 72 employees, 19 of which are employed on a full-time basis, and 53 of which are unionized. We hire union employees on an “as needed basis” and the number of union employees will vary depending on the number of jobs in process.

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

Our Texas Operations have no operating history and may not generate any substantial revenue.

We began operations in San Antonio, Texas in January 2016 and in Dallas, Texas in April 2016. During the year ended April 30, 2016, the Texas Operations did not generate substantial revenue and we incurred approximately $237,000 in selling, general and administrative expenses in starting those offices. While we believe these markets can be developed into profitable operations, at this time there can be no assurance that we will be able to hire qualified employees and secure customer contracts in order to generate revenue or profits in those markets.

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

The ability of our Suisun City and Texas Operations to obtain performance and payment bonds from traditional surety markets within the insurance industry has been adversely impacted by our operating losses and negative working capital at the consolidated Company level.

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

We extend credit to our customers as a result of performing work under contracts prior to billing our customers for that work. At April 30, 2016, we had net accounts receivable of approximately $2,900,000 and costs and estimated earnings in excess of billings of approximately $357,000. We periodically assess the credit risk of our customers and continuously monitor the timeliness of payments. Slowdowns in the industries we serve may impair the financial condition of one or more of our customers and hinder their ability to pay us on a timely basis or at all. Further, bankruptcies or financial difficulties within the markets we serve could hinder the ability of our customers to pay us on a timely basis or at all, reducing our cash flows and adversely impacting our liquidity and profitability. Additionally, we could incur losses in excess of current bad debt allowances.

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

As of April 30, 2016, we had a backlog of unfilled orders of approximately $13,200,000. This backlog amount is based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. In addition, contracts included in our backlog may not be profitable. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience delays or cancellations in the future. If our backlog fails to materialize, we could experience a further reduction in revenue, profitability and liquidity.

Employee strikes and other labor-related disruptions could adversely affect our operations.

Our business is labor intensive. As of April 30, 2016, approximately 75% of our workforce was unionized, including 8% of our project managers. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct our business. If we are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages. Any of these events could be disruptive to our operations and could result in negative publicity, loss of contracts and a decrease in revenues. Our current union contract expires in October 2017.

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

Our future plans and growth are dependent on maintaining sufficient working capital.

Our future plans and growth are dependent on our ability to increase revenues and continue our business development efforts surrounding our contract award backlog. If we continue to incur losses and revenues do not generate from the backlog as expected, we may need to raise additional capital to expand our business and continue as a going concern. We currently anticipate that our current cash position, along with the receipt of $1,150,000 associated with the Cooper Union settlement (see Footnote 15 – Subsequent Events), will be sufficient to meet our working capital requirements to continue our sales and marketing efforts for at least 12 months. If in the future our plans or assumptions change or prove to be inaccurate, we may need to raise additional funds through public or private debt or equity offerings, financings, corporate collaborations, or other means. We may also be required to reduce operating expenditures or investments in our infrastructure.

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

The stock market in general and the stock prices of technology and telecommunications companies in particular, have experienced volatility that has often been unrelated to or disproportionate to the operating performance of those companies. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. Between May 1, 2015 and April 30, 2016, our common stock has traded as low as $.97 and as high as $3.07 per share, based upon information provided by the NASDAQ Capital Market. Factors, which could have a significant impact on the market price of our common stock include, but are not limited to, the following:

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our principal executive office is located in Suisun City, California. We operate our California and Texas operations under office leases in the following locations:

Location	Operations	Lease Expiration Date	Annual Rent

Suisun City, California	Suisun City	February 28, 2017	$80,213

San Antonio, Texas	San Antonio	July 31, 2019	$42,966

Dallas, Texas	Dallas	July 31, 2019	$38,592

We believe that our existing facilities are suitable and adequate to meet our current business requirements. We intend to renew our leases at the current locations or, in the event we are unable to renew such leases, we would seek similar facilities in the same geographic locations.

ITEM 3 - LEGAL PROCEEDINGS

On June 30, 2015, the Company entered into a settlement agreement (the “Section 16 Settlement”) with the remaining two defendants in a civil lawsuit instituted in the United States District Court for the Southern District of New York on July 14, 2014, by Eric Greenberg, a stockholder of the Company, alleging violations under Section 16(b) of the Exchange Act (the “Section 16 Litigation”). The Section 16 Litigation was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended April 30, 2014 and filed with the SEC on July 30, 2014. Pursuant to the Section 16 Settlement, the Company received from the remaining two defendants: (1) forgiveness of $400,000 of principal amount of debt owed by the Company to the defendants; (2) an exchange of the remaining $405,000 of debt owed by the Company to the defendants into shares of Series H Convertible Preferred Stock of the Company; and (3) waiver of certain conditions preventing the Company from paying accrued dividends on its Series F-1 and Series G-1 Convertible Preferred Stock in shares of the Company’s common stock; and (4) relinquishment of all voting rights the defendants had and may have in all shares of the Company’s preferred stock then held or thereafter acquired. In addition the two defendants paid $315,000 to the plaintiff’s attorneys for legal fees.

In addition, from time to time the Company has been subject to, and may in the future be subject to, ordinary routine litigation incidental to the Company’s business.

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

Period	High	Low
Fiscal Year Ended April 30, 2016:
First Quarter	$3.07	$1.32
Second Quarter	1.50	1.07
Third Quarter	1.92	1.19
Fourth Quarter	1.39	.97

Fiscal Year Ended April 30, 2015:
First Quarter	$29.37	$9.90
Second Quarter	38.06	11.22
Third Quarter	17.82	3.74
Fourth Quarter	7.70	2.78

As of July 21, 2016, we had 55 holders of record of our common stock, and our common stock had a closing bid price of $1.44 per share.

Dividend Policy

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant. We are required to accrue dividends on our Series F, F-1, G, and G-1 Preferred Stock and during the year ended April 30, 2016 have paid a portion of those dividends by issuing shares of our common stock. As of April 30, 2016, there is no further obligation for the Company to pay any dividends on Series F, F-1, G or G-1, Preferred Stock as all of these shares have been converted into common stock of the Company.

Recent Sales of Unregistered Securities

Investment Banking Agreement

On August 1, 2015, the Company entered into an engagement letter with an investment bank to provide investment advisory services for a period of twelve (12) months, which may be extended by mutual consent of the parties.  The Company agreed to pay a $7,500 monthly fee to the investment bank payable in shares of common stock, calculated based on the closing bid price of the common stock on the trading day immediately prior to date payment is due.  On each date of payment, the common stock is issued in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act of 1933.  The shares issued for the payments due for the period from March 11, 2016 through July 10, 2016 were 20,539 and the total shares issued under this agreement as of July 10, 2016 is 63,073.The Company does not intend to renew this agreement passed the July 31, 2016 termination date.

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

Overview

The Company currently specializes in contracting services offering communications, security and audio-visual infrastructure through its Suisun City and Texas Operations. We have previously announced that we began operation in San Antonio, Texas in January 2016 and in April 2016 we began operations in Dallas, Texas. Both San Antonio and Dallas operate under one wholly owned subsidiary called WPCS-Texas Operations. During the year ended April 30, 2016, the Texas Operations did not generate substantial revenue and we incurred approximately $237,000 in selling, general and administrative expenses in starting those offices. It is our belief that we can develop those markets into profitable operations through organic growth, however there can be no assurances.

During the year ended April 30, 2016 we sold our interest in our China Operations, therefore the financial results of our China operations for the years ended April 30, 2016 and 2015 are now included in the results from discontinued operations in our financial statements.

Our Suisun City and Texas Operations offer low voltage communications infrastructure contracting services to the public services, healthcare, energy and corporate enterprise markets. We provide an integrated approach to project coordination that creates cost-effective solutions. Corporations, government entities, healthcare organizations and educational institutions depend on the reliability and accuracy of voice, data and video communications. However, the potential for this new technology cannot be realized without the right infrastructure to support the convergence of technology. In this regard, we create integrated building systems, including the installation of advanced structured cabling systems. We specialize in wireless technology and a combination of various technologies to develop a cost effective network for a customer's wireless communication requirements. This includes Wi-Fi networks, point-to-point systems, cellular networks, in-building systems and two-way communication systems. We support the integration of telecommunications, life safety, security and HVAC and design for future growth by building in additional capacity for expansion as new capabilities are added.

For the fiscal years ended April 30, 2016, and 2015, we generated revenues from continuing operations of $14,555,000 and $24,418,000, respectively. Our backlog at April 30, 2016 was $13,200,000.

Company Strategy

During the past two fiscal years, our strategy in the contracting services segment included divesting certain operations through the sale of Pride, the Seattle Operations and China Operations. In addition, the Company sold BTX, which was focused on opportunities within the digital currency market. With the sale of BTX, the Company no longer conducts business in the virtual currency segment.

We have divested those operations that have not been profitable, as part of our plan to reduce expenses, and liabilities, improve operational performance as well as to generate cash for working capital and general corporate purposes.

Meanwhile, our ongoing plan continues to be to strengthen the Company’s balance sheet as well as to increase revenue, profit and cash flow at our Suisun City and Texas Operations, while seeking new growth opportunities for the Company. Longer-term, the Company intends to seek viable acquisition and/or merger candidate(s).

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year:

With regards to our financial results from continuing operations for the year ended April 30, 2016, we generated revenue of approximately $14,555,000 as compared to revenue of $24,418,000 for the same period last year. This decrease in revenue was due primarily to a $9,900,000 decrease in revenue in our Suisun Operations related to work on one major customer’s contract, which was completed during the year ended April 30, 2015.

We generated a net loss to common shareholders for the year ended April 30, 2016 of approximately $8,270,000, or $3.61 per common share, which includes approximately $4,743,000 of non-cash dividends on Series F-1 and G-1 Preferred Stock and $744,000 of non-cash beneficial conversion dividends on Series H Preferred Stock The non-cash charges were offset by $400,000 in non-cash gains recorded on Section 16 settlements. The non-cash charges and gains have no impact on our operating income or cash flows. The net loss also includes an $838,000 gain from discontinued operations from the sale of our China Operations.

The net loss to common shareholders for the year ended April 30, 2016 compares to a net loss of approximately $11,329,000, or $16.84 per common share for the year ended April 30, 2015, which includes approximately $2,839,000 related to the non-cash interest expense for the amortization of Notes discount and expenses related to the issuance of the warrants and preferred stock in the Exchange, $5,493,000 in non-cash Inducement expense related to the exchange of convertible secured notes, preferred shares and warrants into shares of convertible preferred stock and non-cash dividends on preferred stock of approximately $2,509,000. The non-cash charges were offset by $1,401,000 in non-cash gains recorded on Section 16 settlements and $1,071,000 in non-cash gains related to reduction in liabilities based upon settlements with vendors. The non-cash charges and gains have no impact on our operating income or cash flows. The net loss includes a loss from discontinued operations for the Australia, Seattle, BTX and China Operations of approximately $2,106,000.

The markets we serve in public services, healthcare, and energy continue to afford opportunities to grow our business. Two of our most important economic indicators for measuring our future revenue producing capability and demand for our services continue to be our backlog and bid list. For comparative purposes our backlog and bid list for prior periods only includes our continuing operations. Our backlog of unfilled orders was approximately $13,200,000 at April 30, 2016, compared to backlog of $14,100,000 for the same period last year. Our goal is to convert more of these bids into contract awards and to increase our backlog in the quarters ahead.

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

In the previous two fiscal years we divested certain operations through the sale of the Pride Operations, the sale of the assets of the Seattle Operations, the sale of BTX, the sale of our China Operation. and the closure of unprofitable Trenton Operations.

Results of Operations for the Year Ended April 30, 2016 Compared to the Year Ended April 30, 2015

	For the years ended
	April 30,
	2016		2015

Revenue	$14,555,102	100.0%	$24,417,686	100.0%

Costs and expenses:
Cost of revenue	11,570,364	79.5%	20,559,427	84.2%
Selling, general and administrative expenses	6,951,637	47.8%	4,867,056	19.9%
Depreciation and amortization	64,738	0.4%	60,207	0.2%
	18,586,739	127.7%	25,486,690	104.4%

Operating loss	(4,031,637)	-27.7%	(1,069,004)	-4.4%

Other income (expense):
Interest expense	(3,196)	0.0%	(2,838,739)	-11.6%
Inducement expense	-	0.0%	(5,492,842)	-22.5%
Income from section 16 settlement	400,000	2.7%	1,401,516	5.7%
Gain on forgiveness of other payable to Zurich	-	0.0%	883,757	3.6%
Other income	5,284	0.0%	187,209	0.8%

Loss from continuing operations before income tax provision	(3,629,549)	-25.0%	(6,928,103)	-28.4%
Income tax provision	1,706	0.0%	69,679	0.3%
Loss from continuing operations	(3,631,255)	-25.0%	(6,997,782)	-28.7%

Discontinued operations:
Income (loss) from discontinued operations	27,261	0.2%	(2,550,113)	-10.3%
Gain from disposal	837,720	5.8%	798,896	3.3%
Gain from disposal of BTX	-	0.0%	19,700	0.1%
Loss from disposal of Seattle Operations	-	0.0%	(374,932)	-1.5%
Income (loss) from discontinued operations, net of tax	864,981	6.0%	(2,106,449)	-8.5%

Consolidated net loss	(2,766,274)	-19.0%	(9,104,231)	-37.2%
Net income (loss) attributable to noncontrolling interest	16,505	0.1%	(284,210)	-1.2%
Net loss attributable to WPCS	(2,782,779)	-19.1%	(8,820,021)	-36.0%
Dividends declared on preferred stock	(4,742,768)	-32.6%	(2,508,518)	-10.3%
Deemed dividend on convertible preferred stock, due to beneficial conversion feature	(744,499)	-5.1%	-	0.0%
Net loss attributable to WPCS common shareholders	$(8,270,046)	-56.8%	$(11,328,539)	-46.3%

Operating Loss

The Company had an operating loss of approximately $4,032,000 for year ended April 30, 2016. This operating loss was comprised primarily of $1,064,000 in operating income from Suisun City Operations and which was offset by approximately $4,813,000 of corporate overhead expenses, of which approximately $2,439,000 related to non-cash compensation expense recognized on the issuance of employee stock options, a $237,000 loss from the start up of our Texas Operations and write-off of the remaining Trenton assets of $47,000. For the year ended April 30, 2015, the Company had an operating loss of approximately $1,069,000 which was comprised primarily of $1,577,000 in operating income from Suisun City Operations and $109,000 from reversal of lease expenses from the closed Trenton Operations and which was offset by approximately $2,727,000 of corporate overheads. The details of the operating loss are as follows:

Revenue

Revenue for the year ended April 30, 2016 decreased $9,863,000, or 40%, to $14,555,000, as compared to $24,418,000 for same period last year due primarily from a $9,900,000 decrease in revenue in Suisun City Operations attributable to the completion of one customer contract that was completed during the last fiscal year.

Cost of Revenue

Cost of revenue, which consists of direct costs on contracts: materials, direct labor, third party subcontractor services, union benefits and other overhead costs decreased $8,989,000, or 43.7%, to $11,570,000, or 79.5% of revenue, for the year ended April 30, 2016, as compared to $20,559,000, or 84.2% of revenue, for the same period in 2015. Such decrease in the cost of revenue was due primarily to attracting new contracts with lower subcontracting costs in the Suisun City Operations. Lower costs, on the jobs that were completed, account for the 4.7% decrease in cost of revenue. We expect, as we move from reliance on one major customer, that lower margin jobs will be limited in future periods.

Selling, General and Administrative Expenses

For the year ended April 30, 2016, total selling, general and administrative expenses increased $2,085,000, or 42.8%, to $6,952,000 as compared to $4,867,000 for the year ended April 30, 2015 and which was primarily due to higher: (i) non-cash stock compensation expense of $2,268,000 for stock options issued; (ii) salary expense of $437,000; (iii) insurance expense of $304,000 and (iv) various miscellaneous costs of approximately $286,000, all of which were partially offset by lower: (i) professional fees for accounting, consulting and investor relations services of $882,000; and (ii) various miscellaneous costs of approximately $328,000. In addition, for the year ended April 30, 2015, the Company had $496,000 of Trenton facility lease, Delaware franchise tax and insurance expense reductions which lowered the prior period selling, general and administrative expenses.

Depreciation and Amortization

For the year ended April 30, 2016, depreciation and amortization increased $5,000, or 7.6%, to $65,000 as compared to $60,000 for same period in 2015. The increase in expense is due to the addition of computer equipment and automobiles in the San Antonio and Dallas offices.

Loss from Continuing Operations

The Company had a net loss from continuing operations of $3,631,000 for the year ended April 30, 2016 as compared to a net loss from continuing operations of $6,998,000 for the same period in 2015. Loss from continuing operations is determined by adjusting the operating loss by the following items:

Interest Expense

For the years ended April 30, 2016 and 2015 interest expense was approximately $3,000 and $2,839,000, respectively. The significant reduction in interest expense in 2016 as compared to the same period in 2015 is attributable to the exchange of senior secured convertible notes that was completed in November 2014.

Inducement Expense

During the year ended April 30, 2016 and 2015, we recognized an inducement expense of $0 and $5,493,000, respectively. The inducement expense for the year ended April 30, 2015 was related to the conversion of senior secured convertible notes of $459,000 and related make-whole amount of $949,000 to Series F and F-1 Preferred Stock with a fair value of $4,963,000 and Series G and G-1 Preferred Stock with a fair value of $1,938,000. We recorded the difference in the fair value of the preferred stock over the value of the notes and make-whole amount (conversion price) as an inducement expense because the fair value of the preferred stock was higher than the conversion price. The fair value of the preferred stock was based on unobservable inputs. We estimated the fair value of the preferred stock assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for expected dividends and the fair value of the underlying common stock. There was no inducement expense for the year ended April 30, 2016 and there will be no further inducement expense related to the conversion of the senior secured notes.

Income from Section 16 Settlement

For the years ended April 30, 2016 and 2015 we received income from Section 16 settlements of approximately $400,000 and $1,402,000, respectively. This income was comprised of forgiveness of certain promissory notes and receipt of cash as part of the settlements with certain note holders who were defendants named in a Section 16 litigation brought by a shareholder of WPCS. These settlements resolved all issues related to this litigation.

Other Income

For the years ended April 30, 2016 and 2015, other income was approximately $5,000 compared to approximately $187,000, respectively. The large other income item in 2015 relates to the negotiation and eventual reduction of certain accounts payable balances.

Net Loss Attributable to WPCS Common Shareholders

The Company incurred a net loss attributable to WPCS common shareholders of $8,270,000 for the year ended April 30, 2016 as compared to a net loss attributable to WPCS common shareholders of $11,329,000 for the same period in 2015. The following items are the adjustments to the loss from continuing operations that result in determining the net loss attributable to WPCS common shareholders.

Loss From Discontinued Operations

As a result of the sales of Pride, BTX, China and Seattle Operations, we have recorded all activity related to those subsidiaries as income (loss) from discontinued operations (see Note 13 – Discontinued Operations). The cumulative effect is net income of approximately $865,000 for the year ended April 30, 2016 as compared to a loss of $2,106,000 for the same period in 2015.

Dividends Declared on Preferred Stock

As a result of the issuance of preferred stock, we declared dividends, make-whole dividends, and deemed dividends of $5,487,000 for the year ended April 30, 2016 as compared to $2,509,000 for the same period in 2015. These dividends are non-cash and were paid in shares of the Company’s common stock.

Effects of Inflation

Inflation has not had a material impact on our business.

Liquidity and Capital Resources as of April 30, 2016

As of April 30, 2016, we had a working capital surplus of approximately $2,061,000, which consisted of current assets of approximately $5,545,000 and current liabilities of $3,484,000. The current liabilities as presented in the audited balance sheet at April 30, 2016 primarily include $2,072,000 of accounts payable and accrued expenses, $1,358,000 of billings in excess of contract costs and $54,000 of short-term vehicle loans.

Our cash and cash equivalents balance at April 30, 2016 was $2,236,000.

Our operating activities used approximately $2,682,000 in cash for the year ended April 30, 2016. The major components of the net cash used by operating activities were the loss attributable to WPCS of $3,361,000, the reduction of currents assets held for sale and the reduction of accounts payable offset by a reduction is liabilities held for sale, the collection of accounts receivable and the non-cash charge associated with the issuance of stock options.

Our investing activities provided cash of approximately $1,186,000, for the year ended April 30, 2016, primarily from the net cash received from the sale of our China Operations of $1,326,000, offset by the purchase of equipment of $140,000.

Our financing activities provided cash of approximately $1,276,000 for the year ended April 30, 2016, primarily from the issuance of Series H-1 Preferred Stock and borrowings for equipment offset by payment to satisfy obligations under our agreement with a vendor.

Our future plans and growth are dependent on its ability to increase revenues and continue its business development efforts surrounding its contract award backlog. If we continue to incur losses and revenues do not generate from the backlog as expected we may need to raise additional capital to expand its business and continue as a going concern. We currently anticipate that our current cash position, along with the subsequent receipt of $1,150,000 associated with the Cooper Union settlement (see Footnote 15 – Subsequent Events), will be sufficient to meet our working capital requirements to continue our sales and marketing efforts for at least 12 months. If in the future our plans or assumptions change or prove to be inaccurate, we may need to raise additional funds through public or private debt or equity offerings, financings, corporate collaborations, or other means. We may also be required to reduce operating expenditures or investments in its infrastructure.

Backlog

As of April 30, 2016, we had a backlog of unfilled orders of approximately $13,200,000 as compared to approximately $14,100,000 at April 30, 2015. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

Fair Value of Financial Instruments

Our material financial instruments at April 30, 2016 and for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, account payable, notes, common stock warrants and loans payable. The fair values of cash and cash equivalents, accounts receivable, and accounts payable are equal to their carrying value because of their liquidity and short-term maturity. We believe that the fair values of the loans payable do not differ materially from their aggregate carrying values in that substantially all the obligations bear variable interest rates that are based on market rates or interest rates that are periodically adjustable to rates that are based on market rates.

Share Based Compensation

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. The Company determines the forfeiture rate based on the historical forfeitures of stock options previously granted to employees and directors. Historically employee stocks options have generally fully vested prior to cancellation or termination and therefore the Company has determined that the forfeiture rate was 0% for the years ended April 30, 2016 and 2015, respectively. Compensation cost is then recognized on a straight-line basis over the vesting or service period and is net of estimated forfeitures.

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

At April 30, 2016, our net deferred tax assets are fully offset by a valuation allowance. We will continue to evaluate the realization of our deferred tax assets and liabilities on a periodic basis, and will adjust such amounts in light of changing facts and circumstances.

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

Fiscal 2017 Accounting Pronouncement Adoptions

Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”) that will require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU No. 2014-15 becomes effective for us in the first quarter of fiscal 2017. The Company will adopt ASU No. 2014-15 during the first quarter of fiscal 2017, and its adoption is not expected to have a material impact on its financial statements.

Share-Based Payments with Performance Targets

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12). ASU 2014-12 requires that a performance target that affect vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation — Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for use in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. The Company will adopt ASU No. 2014-12 during the first quarter of fiscal 2017, and its adoption is not expected to have a material impact on its financial statements.

Compensation-Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU makes targeted amendments to the accounting for employee share-based payments. This guidance is to be applied using various transition methods such as full retrospective, modified retrospective, and prospective based on the criteria for the specific amendments as outlined in the guidance. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted, as long as all of the amendments are adopted in the same period. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s consolidated financial statements and disclosures.

Income Taxes

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which changes how deferred taxes are classified on organizations’ balance sheets.  ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet.   ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption of ASU 2015-17 is permitted.  The Company is currently evaluating the impact of adopting ASU 2015-17 on the consolidated financial statements.

Fiscal 2018 Accounting Pronouncement Adoptions

Revenue Recognition

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU amends the principal versus agent guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which was issued in May 2014 (“ASU 2014-09”). Further, in April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU also amends ASU 2014-09 and is related to the identification of performance obligations and accounting for licenses. The effective date and transition requirements for both of these amendments to ASU 2014-09 are the same as those of ASU 2014-09, which was deferred for one year by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. That is, the guidance under these standards is to be applied using a full retrospective method or a modified retrospective method, as outlined in the guidance, and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted only for annual periods, and interim period within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the provisions of each of these standards and assessing their impact on the Company’s consolidated financial statements and disclosures.

Fiscal 2019 Accounting Pronouncement Adoptions

Leases

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

WPCS International Incorporated

We have audited the accompanying consolidated balance sheets of WPCS International Incorporated and Subsidiaries (the “Company”) as of April 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WPCS International Incorporated and Subsidiaries, as of April 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

New York, NY

July 28, 2016

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$2,235,597	$2,364,360
Accounts receivable, net of allowance of $92,000 at April 30, 2016 and April 30, 2015, respectively	2,886,154	6,494,890
Costs and estimated earnings in excess of billings on uncompleted contracts	357,210	420,434
Prepaid expenses and other current assets	66,256	159,769
Current assets held for sale	-	4,566,251
Total current assets	5,545,217	14,005,704

Property and equipment, net	237,800	162,986

Other assets	21,162	11,384

Other assets held for sale	-	977,119

Total assets	$5,804,179	$15,157,193

LIABILITIES AND EQUITY
Current liabilities:
Current portion of loans payable	$53,996	$39,935
Accounts payable and accrued expenses	2,071,765	5,414,269
Billings in excess of costs and estimated earnings on uncompleted contracts	1,358,289	1,346,461
Other payable to Zurich	-	360,000
Short-term promissory notes	-	1,703,000
Dividends payable	-	677,546
Current liabilities held for sale	-	5,710,807
Total current liabilities	3,484,050	15,252,018

Loans payable, net of current portion	94,825	44,239
Total liabilities	3,578,875	15,296,257

Commitments and contingencies

Equity (deficit):
WPCS equity (deficit):
Preferred stock - $0.0001 par value, 5,000,000 shares authorized at April 30, 2016 and April 30, 2015, respectively
Convertible Series F, 5,268 shares designated, - 0 and 5,268 shares issued and outstanding at April 30, 2016 and April 30, 2015, respectively	-	1,589,933
Convertible Series F-1, 27,287 shares designated, - 0 and 5,642 shares issued and outstanding at April 30, 2016 and April 30, 2015, respectively	-	1,702,808
Convertible Series G, 2,088 shares designated, - 0 and 2,088 shares issued and outstanding at April 30, 2016 and April 30, 2015, respectively	-	731,706
Convertible Series G-1, 4,247 shares designated, - 0 and 3,128 shares issued and outstanding at April 30, 2016 and April 30, 2015, respectively	-	1,096,250
Convertible Series H, 8,500 shares designated, - 2,638 and 0 shares issued and outstanding at April 30, 2016 and April 30, 2015, respectively; liquidation preference of $406,000	406,262	-
Convertible Series H-1, 9,488 shares designated, - 8,119 and 0 shares issued and outstanding at April 30, 2016 and April 30, 2015, respectively; liquidation preference of $1,348,000	699,324	-
Common stock - $0.0001 par value, 100,000,000 shares authorized, 2,691,055 and 982,660 shares issued and outstanding as of April 30, 2016 and April 30, 2015, respectively	269	98
Additional paid-in capital	85,940,389	70,380,397
Accumulated deficit	(84,820,940)	(76,550,894)
Accumulated other comprehensive income on foreign currency translation	-	349,723
Total WPCS equity (deficit)	2,225,304	(699,979)

Noncontrolling interest	-	560,915
Total equity (deficit)	2,225,304	(139,064)

Total liabilities and equity	$5,804,179	$15,157,193

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	April 30,
	2016	2015

Revenue	$14,555,102	$24,417,686

Costs and expenses:
Cost of revenue	11,570,364	20,559,427
Selling, general and administrative expenses	6,951,637	4,867,056
Depreciation and amortization	64,738	60,207
	18,586,739	25,486,690

Operating loss	(4,031,637)	(1,069,004)

Other income (expense):
Interest expense	(3,196)	(2,838,739)
Inducement expense	-	(5,492,842)
Income from section 16 settlement	400,000	1,401,516
Gain on forgiveness of other payable to Zurich	-	883,757
Other income	5,284	187,209

Loss from continuing operations before income tax provision	(3,629,549)	(6,928,103)
Income tax provision	1,706	69,679
Loss from continuing operations	(3,631,255)	(6,997,782)

Discontinued operations:
Income (loss) from discontinued operations	27,261	(2,550,113)
Gain from disposal	837,720	798,896
Gain from disposal of BTX	-	19,700
Loss from disposal of Seattle Operations	-	(374,932)
Income (loss) from discontinued operations, net of tax	864,981	(2,106,449)

Consolidated net loss	(2,766,274)	(9,104,231)
Net income (loss) attributable to noncontrolling interest	16,505	(284,210)
Net loss attributable to WPCS	(2,782,779)	(8,820,021)
Dividends declared on preferred stock	(4,742,768)	(2,508,518)
Deemed dividend on convertible preferred stock, due to beneficial conversion feature	(744,499)	-
Net loss attributable to WPCS common shareholders	$(8,270,046)	$(11,328,539)

Basic and diluted net loss attributable to WPCS common shareholders:
Loss from continuing operations	$(3.98)	$(14.13)
Income (loss) from discontinued operations	$0.00	$(3.37)
Gain from disposal	$0.37	$0.66
Basic and diluted net income from discontinued operations	$0.37	$(2.71)
Basic and diluted net loss per common share attributable to WPCS	$(3.61)	$(16.84)

Basic and diluted weighted average number of common shares outstanding	2,290,050	672,723

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the years ended
	April 30,
	2016	2015
Consolidated net loss	$(2,766,274)	$(9,104,231)
Other comprehensive Income (loss)
Foreign currency translation adjustments	-	(23,472)
Reclassification adjustments of other comprehensive loss on the sale of China operations	349,723	-
Other comprehensive Income (loss)	349,723	(23,472)

Comprehensive loss	(2,416,551)	(9,127,703)
Less: comprehensive loss attributable to noncontrolling interest	-	(1,079)
Comprehensive loss attributable to WPCS shareholders	$(2,416,551)	$(9,126,624)

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

							Accumulated
					Additional		Other		Non-
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	WPCS	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity(Deficit)	Interest	Equity(Deficit)
Balance, April 30, 2014	2,438	$2,438,000	632,417	$63	$66,673,434	$(65,222,355)	$1,232,003	$5,121,145	$846,205	$5,967,350

Dividend declared on Series E preferred stock	-	-	-	-	-	(74,487)	-	(74,487)	-	(74,487)

Dividend declared on Series F and F-1 preferred stock	-	-	-	-	-	(577,789)	-	(577,789)	-	(577,789)

Dividend declared on Series G and G-1 preferred stock	-	-	-	-	-	(233,288)	-	(233,288)	-	(233,288)

Make-whole amount on conversion of preferred F-1 shares	-	-	-	-	-	(1,622,954)	-	(1,622,954)	-	(1,622,954)

Conversion of dividend payable related to make-whole amount to common stock	-	-	68,985	7	1,622,947	-	-	1,622,954	-	1,622,954

Conversion of a portion of the dividend payable related to Series F-1 preferred stock	-	-	10,854	1	133,531	-	-	133,532	-	133,532

Conversion of Series E preferred stock to promissory notes	(2,438)	(2,438,000)	-	-	-	-	-	(2,438,000)	-	(2,438,000)

Conversion of senior secured convertible note and related make-whole amount to Series F preferred stock	5,268	1,589,933	-	-	-	-	-	1,589,933	-	1,589,933

Conversion of senior secured convertible note and related make-whole amount to Series F-1 preferred stock	11,365	3,430,067	-	-	-	-	-	3,430,067	-	3,430,067

Conversion of senior secured convertible note and related make-whole amount to Series G-1 preferred stock	3,447	1,207,947	-	-	-	-	-	1,207,947	-	1,207,947

Conversion of Series F-1 preferred stock to common stock	(5,533)	(1,669,915)	251,500	25	1,669,890	-	-	-	-	-

Conversion of Series G-1 preferred stock to common stock	(314)	(110,035)	17,512	2	110,033	-	-	-	-	-

Conversion of warrants to Series G preferred stock	2,088	731,706	-	-	-	-	-	731,706	-	731,706

Conversion of warrants to Series G-1 preferred stock	521	182,576	-	-	-	-	-	182,576	-	182,576

Section 16 settlement on cancellation of Series F-1 preferred stock	(190)	(57,344)	-	-	-	-	-	(57,344)	-	(57,344)

Section 16 settlement on cancellation of Series G-1 preferred stock	(526)	(184,238)	-	-	-	-	-	(184,238)	-	(184,238)

Fractional Shares Issued on reverse split	-	-	1,392	-	-	-	-	-	-	-

Stock based compensation	-	-	-	-	170,562	-	-	170,562	-	170,562

Other comprehensive loss	-	-	-	-	-	-	(15,561)	(15,561)	(1,079)	(16,640)

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	-	-	(284,211)	(284,211)

Reclassification adjustments of other comprehensive loss on sale of Pride	-	-	-	-	-	-	(866,719)	(866,719)	-	(866,719)

Net loss attributable to WPCS	-	-	-	-	-	(8,820,021)	-	(8,820,021)	-	(8,820,021)

Balance, April 30, 2015	16,126	5,120,697	982,660	98	70,380,397	(76,550,894)	349,723	(699,979)	560,915	(139,064)

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(Continued)

							Accumulated
					Additional		Other		Non-
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	WPCS	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity(Deficit)	Interest	Equity(Deficit)
Issuance of Series H-1 preferred stock and warrants for cash	8,532	1,575,000	-	-	-	-	-	1,575,000	-	1,575,000

Issuance of warrants with Series H-1 preferred stock	-	(841,405)	-	-	841,405	-	-	-	-	-

Beneficial conversion feature of Series H-1 convertible preferred stock	-	(703,770)	-	-	703,770	-	-	-	-	-

Deemed dividends related to immediate accretion of beneficial conversion feature of Series H-1 convertible preferred stock	-	703,770	-	-	-	(703,770)	-	-	-	-

Deemed dividend on conversion of Series H-1 convertible preferred stock to common stock	-	40,729	-	-	-	(40,729)	-	-	-	-

Conversion of Series H-1 preferred stock to common stock	(413)	(75,000)	41,300	4	74,996	-	-	-	-	-

Dividends declared on Series F and F-1 preferred stock	-	-	-	-	-	(159,215)	-	(159,215)	-	(159,215)

Dividends declared on Series G and G-1 preferred stock	-	-	-	-	-	(126,198)	-	(126,198)	-	(126,198)

Make-whole amount on conversion of preferred F-1 and G-1 shares	-	-	-	-	-	(4,457,355)	-	(4,457,355)	-	(4,457,355)

Conversion of dividends payable related to make-whole amount to common stock	-	-	204,865	21	4,457,335	-	-	4,457,356	-	4,457,356

Conversion of a portion of the dividends payable related to Series F preferred stock	-	-	13,959	1	313,185	-	-	313,186	-	313,186

Conversion of a portion of the dividends payable related to Series F-1 preferred stock	-	-	14,291	1	311,790	-	-	311,791	-	311,791

Conversion of a portion of the dividends payable related to Series G preferred stock	-	-	7,022	1	129,655	-	-	129,656	-	129,656

Conversion of a portion of the dividends payable related to Series G-1 preferred stock	-	-	11,154	1	208,324	-	-	208,325	-	208,325

Conversion of short term convertible note to Series H preferred stock	8,435	1,299,000	-	-	-	-	-	1,299,000	-	1,299,000

Conversion of Series F preferred stock to common stock	(5,268)	(1,589,933)	239,454	24	1,589,909	-	-	-	-	-

Conversion of Series F-1 preferred stock to common stock	(5,642)	(1,702,808)	256,456	26	1,702,782	-	-	-	-	-

Conversion of Series G preferred stock to common stock	(2,088)	(731,706)	116,453	12	731,694	-	-	-	-	-

Conversion of Series G-1 preferred stock to common stock	(3,128)	(1,096,250)	174,457	17	1,096,233	-	-	-	-	-

Conversion of Series H preferred stock to common stock	(5,797)	(892,738)	579,700	58	892,680	-	-	-	-	-

Share based compensation	-	-	47,969	5	2,506,234	-	-	2,506,239	-	2,506,239

Fractional shares issued on reverse split	-	-	1,315	-	-	-	-	-	-	-

Reclassification adjustments of other comprehensive loss on sale of China operations	-	-	-	-	-	-	(349,723)	(349,723)	-	(349,723)

Reclassification adjustments of net loss attributable to noncontrolling interest on sale of China operations	-	-	-	-	-	-	-	-	(560,915)	(560,915)

Net loss attributable to WPCS	-	-	-	-	-	(2,782,779)	-	(2,782,779)	-	(2,782,779)

Balance, April 30, 2016	10,757	$1,105,586	2,691,055	$269	$85,940,389	$(84,820,940)	$-	$2,225,304	$-	$2,225,304

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	April 30,
	2016	2015
Operating activities:
Net loss from operations	$(3,631,255)	$(6,997,782)
Consolidated net income (loss) from discontinued operations	864,981	(2,106,449)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation and amortization	64,738	60,207
Amortization of notes discount	-	853,417
Inducement expenses	-	5,492,842
Shares based compensation	2,506,239	170,562
Interest expense related to make-whole amount	-	1,889,716
Gain on sale of Pride	-	(798,897)
Gain on sale of China operations	(837,720)	-
Gain on sale of BTX	-	(19,700)
Loss on sale of Seattle Operations	-	374,932
Income on section 16 settlement	(400,000)	(1,401,516)
Cash received on section 16 settlement	-	650,000
Gain on forgiveness of other payable to Zurich	-	(883,757)
Changes in operating assets and liabilities:
Accounts receivable	3,608,736	(1,879,137)
Costs and estimated earnings in excess of billings on uncompleted contracts	63,224	10,914
Current assets held for sale	(3,853,621)	928,403
Prepaid expenses and other current assets	93,513	(7,706)
Other assets	(9,778)	37,392
Other assets held for sale	(20,523)	1,085,405
Income taxes payable	-	(2,366)
Accounts payable and accrued expenses	(3,342,504)	1,583,312
Current liabilities held for sale	2,200,030	742,106
Accrued severance expense	-	(550,205)
Billings in excess of costs and estimated earnings on uncompleted contracts	11,828	(102,102)
Net cash used in operating activities	(2,682,112)	(870,409)

Investing activities:
Cash received on sale of Seattle	-	1,561,000
Acquisition of property and equipment	(139,552)	(46,912)
Addition on acquisition of BTX capitalized software	-	(2,279)
Payment for sale of BTX	-	(59,097)
Proceeds from sale of China operations, net of acquisition cost	1,325,744	-
Net cash provided by investing activities	1,186,192	1,452,712

Financing activities:
Proceeds from issuance of Series H-1 preferred stock and warrants	1,575,000	-
Borrowings under loan payable obligations	115,753	-
Repayment under loan payable obligations	(51,106)	(4,043)
Repayments under other payable to Zurich	(360,000)	(290,000)
Repayments of short term promissory notes	(4,000)	-
Dividends paid on preferred stock	-	(146,520)
Net cash provided by (used in) financing activities	1,275,647	(440,563)

Effect of exchange rate changes on cash	91,510	45,550

Net (decrease) increase in cash and cash equivalents	(128,763)	187,290
Cash and cash equivalents, beginning of the year	2,364,360	2,177,070
Cash and cash equivalents, end of the year	$2,235,597	$2,364,360

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the years ended
	April 30,
	2016	2015
Schedule of non-cash investing and financing activities:
Declaration on preferred dividend payable	$4,742,768	$2,508,518
Conversion of senior secured convertible note and related make-whole amount to Series F-1 preferred stock Series G-1 preferred stock	$-	$973,180
Conversion of senior secured convertible note and related make-whole amount to Series F preferred stock Series G preferred stock	$-	$451,141
Conversion of dividends payable related to make-whole amount to common stock	$4,457,356	$1,622,954
Conversion of dividends payable related to Series F-1 preferred stock	$624,977	$133,532
Conversion of dividends payable related to Series G-1 preferred stock	$337,981	$-
Conversion of short term convertible note to Series H preferred stock	$1,299,000	$-
Conversion of Preferred E to short term promissory note	$-	$2,438,000
Conversion of Series F and F-1 preferred stock through the issuance of common stock	$3,292,741	$1,669,915
Conversion of Series G and G-1 preferred stock through the issuance of common stock	$1,827,956	$110,035
Conversion of Series H preferred stock through the issuance of common stock	$892,738	$-
Conversion of Series H-1 preferred stock through the issuance of common stock	$75,000	$-
Settlement of debt, make-whole interest and other liabilities on sale of BTX	$-	$1,962,000
Settlement of capitalized software and other assets on sale of BTX	$-	$1,883,000
Settlement of severance obligation and sale of Pride	$-	$970,000

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

The Company currently specializes in low voltage communications, audio-visual and security contracting services, conducting business in one segment but two operation centers, through its wholly-owned domestic subsidiaries, WPCS International - Suisun City, Inc. (“Suisun City Operations”) and WPCS International - Texas Operations, Inc. (“Texas Operations”).

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

Basis of Presentation

The consolidated financial statements of WPCS International Incorporated, a Delaware corporation (“WPCS”) and its wholly and majority-owned subsidiaries, (collectively, the “Company”) included in this Report for the years ended April 30, 2016 and 2015, reflect the accounts of current and former entities as either continued or discontinued operations, as discussed below.

Continuing operations for the years ended April 30, 2016 and 2015 include the results of operations of the: WPCS International Incorporated (corporate operating expenses), Suisun City Operations and the Texas Operations, the Company’s only two active operations; WPCS Incorporated, an inactive subsidiary; and WPCS International – Trenton, Inc. (“Trenton Operations”), which was closed in September 2013.

Discontinued operations for the year ended April 30, 2015 include the results of The Pride Group (QLD) Pty Ltd. (“Pride”), BTX Trader, LLC (“BTX”) and WPCS Asia Limited, a 60% joint venture interest in Tai'an AGS Pipeline Construction Co. Ltd. (the “China Operations”), as well as the various transactions involving the sale of substantially all of the assets of each of WPCS International - Seattle, Inc. (“Seattle Operations”) and WPCS International - Portland, Inc. (“Portland Operations”). Discontinued operations for the year ended April 30, 2016 only includes results from the China Operations.

NOTE 2 – LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2016, The Company had a working capital surplus of approximately $2,061,000. This compares to a working capital deficit of approximately $1,246,000 at April 30, 2015.

The Company’s cash and cash equivalents balance at April 30, 2016 was $2,236,000 as compared to $2,364,000 at April 30, 2015.

The Company's future plans and growth are dependent on its ability to increase revenues and continue its business development efforts surrounding its contract award backlog. If the Company continues to incur losses and revenues do not generate from the backlog as expected, the Company may need to raise additional capital to expand its business and continue as a going concern. The Company currently anticipates that its current cash position, along with the receipt of $1,150,000 associated with the Cooper Union settlement (see Footnote 15 – Subsequent Events), will be sufficient to meet its working capital requirements to continue its sales and marketing efforts for at least 12 months from the filing date of this report. If in the future our plans or assumptions change or prove to be inaccurate, the Company may need to raise additional funds through public or private debt or equity offerings, financings, corporate collaborations, or other means. The Company may also be required to reduce operating expenditures or investments in its infrastructure.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company reduces credit risk by placing its temporary cash and cash equivalents with major domestic financial institutions. At times, such amounts may exceed federally insured limits. The Company reduces credit risk related to accounts receivable by routinely assessing the financial strength of its customers and maintaining an appropriate allowance for doubtful accounts based on its history of write-offs, current economic conditions and an evaluation of the credit risk related to specific customers. The Company does not require collateral in most cases, but may file claims against the construction project if a default in payment occurs.

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

 As of April 30, 2016, the Company has two customers who comprised 55% of the Company’s total accounts receivable as compared to one customer who comprised 61% of the total accounts receivable at April 30,2015. Also included in the accounts receivable is retainage receivable of $326,000 and $1,119,000 at April 30, 2016 and 2015, respectively, and both the retainer and aged accounts receivable are expected to be collected.

Comprehensive Loss

The Company reports comprehensive loss and its components in its consolidated financial statements. Comprehensive loss consists of net loss and foreign currency translation adjustments, affecting stockholders’ equity that, under Accounting Principles Generally Accepted in the United States of America (“U.S, GAAP”), is excluded from net loss.

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

Fair Value of Financial Instruments

The Company’s material financial instruments at April 30, 2016 and 2015 for which disclosure of fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, account payable, loans payable, promissory notes and short-term bank loan. The fair values of cash and cash equivalents, accounts receivable, and account payable are equal to their carrying value because of their liquidity and short-term maturity. Management believes that the fair values of loans payable, promissory notes and short-term bank loan do not differ materially from their aggregate carrying values, because the interest rates of these financial instruments approximate the prevailing interest rates management expects to receive if additional financing was necessary.

As defined by the Accounting Standards Codification (“ASC”), fair value measurements and disclosures establish a hierarchy that prioritizes fair value measurements based on the type of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of hierarchy are described below:

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

The Company records revenue and profit from long-term contracts on a percentage-of-completion basis, measured by the percentage of contract costs incurred to date to the estimated total costs for each contract. Cost-to-cost method is used because management considers it to be the best available measure of progress on these contracts. Contracts in process are valued at cost plus accrued profits less earned revenues and progress payments on uncompleted contracts. Contract costs include direct materials, direct labor, third party subcontractor services and those indirect costs related to contract performance. Contracts are generally considered substantially complete when engineering is completed and/or site construction is completed.

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

Other Concentrations

As of April 30, 2016, the Company has 53 union employees in its Suisun City Operations. At April 30, 2016, 76% of the Company’s labor force is subject to collective bargaining agreements. Although the Company’s past experience has been favorable with respect to resolving conflicting demands with these unions, it is always possible that a protracted conflict may occur which could impact the renewal of the collective bargaining agreements. The current union contract is scheduled to expire in December 2017.The Company hires union employees on an “as needed basis” and the number of union employees will vary depending on the number of jobs in process.

For the fiscal year ended April 30, 2016 and April 30, 2015, the Company had one customer, which accounted for 16.8% and 60.6% of the Company’s revenue, respectively.

Share Based Compensation

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. The Company determines the forfeiture rate based on the historical forfeitures of stock options previously granted to employees and directors. Historically employee stocks options have generally fully vested prior to cancellation or termination and therefore the Company has determined that the forfeiture rate was 0% for the years ended April 30, 2016 and 2015, respectively. Compensation cost is then recognized on a straight-line basis over the vesting or service period and is net of estimated forfeitures.

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

The Company performed a review for uncertainty in income tax positions in accordance with authoritative guidance. This review did not result in the recognition of any material unrecognized tax benefits as of April 30, 2016 and 2015. Management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses.

For the years ended April 30, 2016 and 2015, the Company recognized no interest or penalties. The statute of limitations for the Company's federal, state and foreign income tax returns for fiscal years 2013 to fiscal 2016 are still open.

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

Fiscal 2017 Accounting Pronouncement Adoptions

Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”) that will require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU No. 2014-15 becomes effective for us in the first quarter of fiscal 2017. The Company will adopt ASU No. 2014-15 during the first quarter of fiscal 2017, and its adoption is not expected to have a material impact on its financial statements.

Share-Based Payments with Performance Targets

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12). ASU 2014-12 requires that a performance target that affect vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation — Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for use in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. The Company will adopt ASU No. 2014-12 during the first quarter of fiscal 2017, and its adoption is not expected to have a material impact on its financial statements.

Compensation-Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU makes targeted amendments to the accounting for employee share-based payments. This guidance is to be applied using various transition methods such as full retrospective, modified retrospective, and prospective based on the criteria for the specific amendments as outlined in the guidance. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted, as long as all of the amendments are adopted in the same period. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s consolidated financial statements and disclosures.

Income Taxes

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which changes how deferred taxes are classified on organizations’ balance sheets.  ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet.   ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption of ASU 2015-17 is permitted.  The Company is currently evaluating the impact of adopting ASU 2015-17 on the consolidated financial statements.

Fiscal 2018 Accounting Pronouncement Adoptions

Revenue Recognition

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU amends the principal versus agent guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which was issued in May 2014 (“ASU 2014-09”). Further, in April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU also amends ASU 2014-09 and is related to the identification of performance obligations and accounting for licenses. The effective date and transition requirements for both of these amendments to ASU 2014-09 are the same as those of ASU 2014-09, which was deferred for one year by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. That is, the guidance under these standards is to be applied using a full retrospective method or a modified retrospective method, as outlined in the guidance, and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted only for annual periods, and interim period within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the provisions of each of these standards and assessing their impact on the Company’s consolidated financial statements and disclosures.

Fiscal 2019 Accounting Pronouncement Adoptions

Leases

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE 4 – BASIC AND DILUTED NET LOSS PER COMMON SHARE

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

The table below presents the computations of loss per share from continuing operations applicable to common stockholders, after consideration of noncontrolling interest and dividends declared on preferred stock, as follows:

	For the years ended
	April 30,
	2016	2015
Numerator:

Loss from continuing operations attributable to WPCS common shareholders	$(9,118,522)	$(9,506,300)
Income (loss) from discontinued operations, basic and diluted	848,476	(1,822,239)
Net loss attributable to WPCS common shareholders, basic and diluted	$(8,270,046)	$(11,328,539)

Denominator:

Basic and diluted weighted average shares outstanding	2,290,050	672,723

Basic and diluted loss from continuing operations per common share	$(3.98)	$(14.13)
Basic and diluted income (loss) from discontinued operations per common share	0.37	(2.71)
Basic and diluted loss per common share	$(3.61)	$(16.84)

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

The following were excluded from the computation of diluted shares outstanding due to the losses for the years ended April 30, 2016 and 2015, as they would have had an anti-dilutive impact on the Company’s net loss (all amounts are rounded to 000).

	As of April 30,
	2016	2015
Common stock equivalents:
Common stock options	3,290,000	41,000
Series F and F-1 preferred stock	-	496,000
Series G and G-1 preferred stock	-	291,000
Series H and H-1 preferred stock	1,076,000	-
Make-whole on preferred shares	-	204,000
Common stock purchase warrants	1,295,000	16,000
Totals	5,661,000	1,048,000

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Costs and estimated earnings on uncompleted contracts consist of the following at April 30, 2016 and 2015:

	April 30, 2016	April 30, 2015

Costs incurred on uncompleted contracts	28,884,776	$32,008,307
Estimated contract earnings	4,367,463	6,031,338
	33,252,239	38,039,645
Less: Billings to date	34,253,318	38,965,672
Total	$(1,001,079)	$(926,027)

Costs and estimated earnings in excess of billings on uncompleted contracts	357,210	$420,434
Billings in excess of cost and estimated earnings on uncompleted contracts	1,358,289	1,346,461
Total	$(1,001,079)	$(926,027)

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which circumstances requiring the revisions become known. Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at April 30, 2016 and 2015:

	Estimated useful life (years)	2016	2015
Furniture and fixtures	5-7	$74,265	$74,265
Computers and software	2-3	283,928	273,755
Vehicles	5-7	909,175	799,012
Machinery and equipment	5	88,689	88,689
Leasehold improvements	2-3	291,688	291,688
		1,647,745	1,527,409
Less accumulated depreciation		(1,409,945)	(1,364,423)
		$237,800	$162,986

Depreciation and amortization expense for property and equipment for the years ended April 30, 2016 and 2015 was approximately $65,000 and $60,000, respectively.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE 7 – INCOME FROM SECTION 16 SETTEMENTS

For the years ended April 30, 2016 and 2015 the Company received income from Section 16 settlements of approximately $400,000 and $1,402,000, respectively. This income was comprised of forgiveness of certain promissory notes and receipt of cash as part of the settlements with certain note holders who were defendants named in a Section 16 litigation brought by a shareholder of WPCS. These settlements resolved all issues related to this litigation.

NOTE 8 – BANK LINE OF CREDIT

On May 20, 2015, the Company entered into an asset-based revolving credit line agreement with a California-based bank, which provides a $1,000,000 line of credit for its Suisun Operations. The line of credit expires on August 15, 2017, has an interest rate of prime plus 2% and is subject to a monthly borrowing base calculation based upon eligible accounts receivable. The line of credit is secured by all the assets of the Company. In addition, the line of credit requires our Suisun Operations to comply with certain financial and operational covenants. These covenants require our Suisun Operations to, among other things, maintain a certain quick ratio and a minimum net worth, which the Suisun Operations is in compliance with. As of the filing date of this report the Company has not drawn down on the line of credit.

NOTE 9 – LOANS PAYABLE

As of April 30, 2016 and 2015 the Company had approximately $149,000 and $84,000 of loans payable, respectively. These loans are associated with the purchase or automobiles and carry interest rates ranging from 3.89% to 4.89%. The due dates of these loans range from August 2016 to February 2020. As of April 30, 2016 the Company has classified approximately $54,000 as short term and $95,000 as long term loans payable.

NOTE 10 - RETIREMENT PLANS

Employee Benefit Plan

The Company and its subsidiaries participate in employee savings plans under Section 401(k) of the Internal Revenue Code pursuant to which eligible employees may elect to defer a portion of their annual salary by contributing to the plan. There were no Company matching contributions made for the years ended April 30, 2016 and 2015.

Union Sponsored Pension Plan

The Company also contributes to one multiemployer pension plan pursuant to a collective bargaining agreement. The information available to the Company about the multiemployer plan in which it participates, whether via request to the plan or publicly available, is generally dated due to the nature of the reporting cycle of multiemployer plans and legal requirements under the Employee Retirement Income Security Act (“ERISA”) as amended by the Multiemployer Pension Plan Amendments Act (“MPPAA”). Based upon the plans most recently available annual report, the Company’s contribution to the plan was less than 5% of each such plans total contributions. The “FIP/RP Status Pending or Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented.

The risks of participation in a multiemployer plan is different than single-employer plans in the following aspects; (i) assets contributed to the plan by a company may be used to provide benefits to participants of other companies;(ii) if a participating company discontinues contributions to a plan, other participating employers may have to cover and unfunded liability that may exist; and (iii) if the Company stops participating in the multiemployer pension plan, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Information on the significant multiemployer pension plan in which the Company participates is included in the table below.

					Expiration of
	Federal	Pension		FIP/RP	Collective
	Identification	Certified Zone Status		Status Pending	Bargaining	Company's Contributions
Pension Plan Legal name	Number	2016	2015	or Implemented	Arrangement	2016	2015

International Brotherhood of Electrical Workers District No. 9 Pension Plan	93-6074829	NA	Green	No	11/30/2017	$366,923	$489,786

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

NOTE 11 - INCOME TAXES

Loss from continuing operations before provision for income taxes shown below is based on the geographic locations to which such loss is attributed for the years ended April 30:

	Years Ended
	April 30,
	2016	2015
Loss income before income taxes:
Domestic	$(3,629,549)	$(6,928,103)
Foreign	-	-
Totals	$(3,629,549)	$(6,928,103)

The provision for income taxes from continuing operations for the years ended April 30, 2016 and 2015 is summarized as follows:

	Years Ended
	April 30,
	2016	2015
Current
Federal	$-	$(175)
State	1,706	43,914
Foreign	-	25,940
Totals	1,706	69,679
Deferred
Federal	-	-
State	-	-
Foreign	-	-
Totals	-
Total provision for income taxes	$1,706	$69,679

The actual provision for income taxes from continuing operations reflected in the consolidated statements of operations for the years ended April 30, 2016 and 2015 differs from the provision computed at the federal statutory tax rates. The principal differences between the statutory income tax and the actual provision for income taxes are summarized as follows:

	Years Ended
	April 30,
	2016	2015
Expected tax (benefit) provision at statutory rate (34%)	$(1,233,531)	$(2,355,555)
Rate differential between US statutory rate (34%) and foreign tax rates	-	25,940
Foreign Tax Deduction	-	(8,820)
State and local taxes, net of federal tax benefit	(675,924)	(214,606)
Valuation allowance	1,288,447	(208,988)
Non deductible financing costs	-	963,857
Write-off of Foreign Tax Credits	265,600	-
Inducement Expense	136,000	1,867,566
Permanent differences	1,706	285
Other	219,408	-
Totals	$1,706	$69,679

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Deferred tax assets and liabilities are provided for the effects of temporary difference between tax basis of an asset or liability and its reported amount in the consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

The components of the Company’s deferred tax assets and liabilities are as follows:

	April 30, 2016	April 30, 2015
Deferred tax assets:

Allowance for doubtful accounts	$36,156	$34,392
Bonus and vacation accruals	53,727	79,274
Non-qualified stock options	1,135,090	144,972
Federal benefit for foreign tax credit	-	265,600
Accruals	-	-
Valuation allowance	(1,224,973)	(524,238)

Deferred tax assets-current	-	-

Intangible assets	-	-
Goodwill	-	-
Capital loss carryforward	4,126,345	3,884,389
Property and equipment	43,948	26,434
Net operating loss carryforward	12,590,576	12,262,334
Valuation allowance	(16,760,869)	(16,173,157)

Deferred tax assets-long term	-	-

Net deferred tax assets (liabilities)	$-	$-

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

At April 30, 2016, the Company has net operating loss carryforwards for Federal tax purposes approximating $30.7 million expiring through 2036. The Company also has net operating loss carryforwards in multiple states approximating $36.8 million and expiring in varying amounts through 2036. However, the future use of some or all of such carried forward domestic losses may be limited by Sec. 382 of Internal Revenue Code in the event of an ownership change.

The Company considers past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. The Company’s forecast of expected future taxable income is based over such future periods that it believes can be reasonably estimated. Based on its analysis as of April 30, 2016, the Company increased its valuation allowance by approximately $1,288,447 on its domestic deferred tax assets. Due to the uncertainty of recognizing a tax benefit on loss carryforwards, the Company has provided a valuation allowance of approximately $17,986,000 at April 30, 2016.

At April 30, 2016, the Company’s net deferred tax assets are fully offset by a valuation allowance. The Company continues to analyze the realizability of its deferred tax assets on a regular basis.

Accounting for uncertainty in income taxes requires uncertain tax positions to be classified as non-current income tax liabilities unless they are expected to be paid within one year. The Company has concluded that there are no uncertain tax positions requiring recognition in its consolidated financial statements as of April 30, 2016 and 2015. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. For the years ended April 30, 2016 and 2015 there was no interest expense relating to unrecognized tax benefits.

The Company and its domestic subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the years April 30, 2013 and thereafter. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing the respective return. The Company is not currently under examination by any taxing authority.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE 12 – SHAREHOLDERS’ EQUITY

Preferred Shares

Series H Preferred Stock

On June 30, 2015, the Company entered into Amendment, Waiver and Exchange Agreements (the “Exchange Agreements”) with certain of its promissory note holders, who held $1,299,000 in principal amount of unsecured promissory notes of the Company. Pursuant to the terms of the Exchange Agreements, the Holders agreed to exchange all of the existing indebtedness for, and the Company agreed to issue to the Holders, an aggregate of 8,435 shares of the Company’s newly designated Series H Convertible Preferred Stock, par value $0.0001 per share (“Series H Preferred Stock”). Each share of Series H is convertible into 100 shares of common stock.

Accounting at issuance

The fair value of the Series H Preferred Stock approximated the carrying value of the promissory note based on the fair market value of the common stock at $1.54 at the date of the transaction and therefore not gain or loss was recorded upon extinguishment of debt.

Conversions of Series H Preferred Stock

For the period from July 2, 2015 to April 30, 2016, holders of Series H preferred stock have converted 5,797 shares of Series H preferred into 579,700 shares of common stock.

Series H-1 Preferred Stock

Between July 14 and July 20, 2015, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with four Investors pursuant to which the Company issued to the Investors an aggregate of 8,532 shares of Series H-1 Preferred Convertible Stock of the Company, par value $0.0001 per share (“Series H-1 Shares”), and warrants to purchase 1,279,759 shares of common stock of the Company , with an exercise price of between $1.63 and $1.66 per share (the “Warrants”). The purchase price for each Series H-1 Share was between $163 and $166 and the purchase price for each warrant was $0.1250 per share of common stock, for an aggregate purchase price for the Series H-1 Shares and Warrants of $1,575,000.

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

Each share of Series H-1 Preferred Stock is convertible into 100 shares of common stock.

For the period from July 20, 2015 to April 30, 2016, holders of Series H-1 preferred stock have converted 413 shares of Series H-1 preferred into 41,300 shares of common stock. The conversion of these shares resulted in a deemed dividend of $41,000.

Conversion of Preferred Shares

For the year ended April 30, 2016 the Company issued approximately 1,408,000 common stock conversion shares, 205,000 common stock make-whole shares and 46,000 common stock dividend shares upon the conversion of series F, F-1, G, G-1, H and H-1 preferred shares. As a result of these conversions, the Company has no remaining Series F, F-1, G or G-1 preferred shares remaining.

Stock-Based Compensation Plans

2014 Equity Incentive Plan

In January 2014, the Company adopted the 2014 Equity Incentive Plan, under which officers, directors, key employees or consultants may be granted options. In September 2015, the Company amended and restated the 2014 Equity Incentive Plan. Under the 2014 Equity Incentive Plan, 3,659,091 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. Under the terms of the 2014 Equity Incentive Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant. These options generally vest from immediately to three years of continuous service and have five-year contractual terms. At April 30, 2016, options to purchase 3,289,130 shares were outstanding at an exercise price of $1.19 to $26.40. At April 30, 2016, there were 369,961 options available for grant under the 2014 Equity Incentive Plan.

2007 Incentive Stock Plan

In September 2006, the Company adopted the 2007 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options. Under the 2007 Incentive Stock Plan, 2,597 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. These shares were registered under Form S-8. Under the terms of the 2007 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At April 30, 2016, options to purchase 910 shares were outstanding at exercise prices ranging from $8.58 to $13.20. At April 30, 2016, there were 1,687 options available for grant under the 2007 Incentive Stock Plan.

2006 Incentive Stock Plan

In September 2005, the Company adopted the 2006 Incentive Stock Plan, under which officers, directors, key employees or consultants may be granted options. Under the 2006 Incentive Stock Plan, 2,597 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. These shares were registered under Form S-8. Under the terms of the 2006 Incentive Stock Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At April 30, 2016, there were no options outstanding under this plan. At April 30, 2016, there were 2,597 options available for grant under the 2006 Incentive Stock Plan.

2002 Plan

In March 2003, the Company established a stock option plan pursuant to which options to acquire a maximum of 2,706 shares of the Company's common stock were reserved for grant (the "2002 Plan"). These shares were registered under Form S-8. Under the terms of the 2002 Plan, the options are exercisable at prices equal to the fair market value of the stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant. These options generally vest based on between one to three years of continuous service and have five-year contractual terms. At April 30, 2016, options to purchase 233 shares were outstanding at exercise prices ranging from $13.20 to $61.82. At April 30, 2016, there were no further shares available for grant under the 2002 Plan as the ten-year term of the 2002 Plan had been reached.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

The following table summarizes stock option activities for the Company’s option plans for the years ended April 30, 2016 and 2015:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of April 30, 2014	1,917	$14.76	$-	3.3
Employee options granted	46,363	20.06	-	5.1
Forfeited/expired	(7,592)	25.52	-	-
Outstanding as of April 30, 2015	40,688	18.79	-	5.9
Employee options granted	4,054,250	1.32	-	7.6
Forfeited/expired	(804,665)	1.37	-	-
Outstanding as of April 30, 2016	3,290,273	$1.52	$-	9.4
Options vested and exercisable	2,475,386	$1.58	$-	9.4

The Company recorded stock based compensation expense of $2,506,234 and $170,562, which is included as part of selling, general and administrative expenses for the years ended April 30, 2016 and 2015, respectively. The expense of $2,506,234 for the year ended April 30, 2016 is comprised of $2,438,734 for the issuance of stock options and $67,500 for the issuance of restricted common shares under a consulting agreement.

The following assumptions were used to compute the fair value of stock options granted during the years ended April 30, 2016 and 2015:

	For the years ended
	April 30,
	2016	2015
Exercise price	$1.19 - $1.53	$4.84 - $26.40
Expected stock price volatility	101.7% - 104.1%	103.0% - 131.5%
Risk-free rate of interest	1.3%-1.6%	1.1% - 1.3%
Expected term (years)	5.0	5.0

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

Modification of performance targets

On September 29, 2015 and November 2, 2015 the Company issued 801,250 options to purchase common stock to five employees. These options vested subject to the employees achieving performance targets of either: (i) The Company records $30 million in sales revenue by April 30, 2016, or: (ii) The Company closes a change in control merger transaction by September 1, 2016. The total compensation expense related to the options was calculated to be approximately $822,000 using the inputs in the table above and the Company recognized that expense in its statement of operations for the period from September 29, 2015 to April 30, 2016.

On April 25, 2015, the Company determined that the revenue target of $30 million and the September 1, 2016 merger transaction date were not achievable during the measurement period. Subsequently, the Compensation Committee of the Board of Directors modified the performance targets to allow vesting of the 801,250 stock options if the Company completes a merger or acquisition transaction by December 31, 2016 and removed the revenue target and September 1, 2016 merger target date. The Company recalculated the compensation expense associated with this amendment on April 25, 2016, to be approximately $776,000.

On April 25, 2016, the Company reversed the $822,000 of compensation expense associated with the September and November 2015 issuances and plans to record the $776,000 of compensation expense calculated on the April 25, 2016 amendment date, if and when the December 31, 2016 performance target is achieved.

Common Stock Warrants

The following is a summary of the common stock warrant activity for the years ended April 30, 2016 and 2015:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Warrants	Price	Life in years

Outstanding, April 30, 2014	171,582	72.27	3.0
Warrants exchanged in connection with the Amendment	(156,072)	47.39	-
Outstanding as of April 30, 2015	15,510	7.25	3.3
Warrants issued in connection with Series H-1 preferred stock for cash	1,279,759	1.66	4.3
Outstanding, April 30, 2016	1,295,269	1.73	4.2

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE 13 - DISCONTINUED OPERATIONS

The Company previously disclosed the details regarding the sales of Pride, BTX, and substantially all the assets of its Seattle Operations in its Form 10-K filed for the year ended April 30, 2015.

China Operations

On June 3, 2015, the Company entered into an Interest Purchase Agreement with Halcyon Coast Investment (Canada) Ltd. to sell TAGS in an "as-is", all-cash transaction, for a total purchase price of $1,500,000 and received a $150,000 refundable deposit at signing. The Transaction closed on August 14, 2015, whereby the Company received the remaining cash proceeds of $1,350,000, of which: (i) it paid approximately $100,000 in a broker’s fee and (ii) $100,000 was held in escrow, pending a final determination by the Chinese government with respect to any tax obligations arising from the transaction. Otherwise, the transaction is not subject to any further post-closing adjustments. On September 20, 2015, the final tax determination was made and the Company received $93,000 of the escrow and $7,000 was paid to the buyer to settle the outstanding tax obligation.

The Company recognized a gain on the sale of the China Operations of approximately $838,000, as it received $1,500,000 in cash, offset by the sale of approximately $9,350,000 of assets, $7,935,000 of liabilities, reversal of approximately $349,000 of accumulated other comprehensive income and $577,000 noncontrolling interest and incurring approximately $174,000 in closing costs.

The Company recorded the revenue and profit from short-term contracts from its China Operations under the completed contract method, whereas income is recognized only when a contract is completed or substantially completed. Accordingly, during the period of performance, billings and deferred contract costs are accumulated on the consolidated balance sheets as deferred contract costs and deferred revenue. The Company’s accounting policy is based on the short-term nature of the work performed. Deferred contract costs include equipment lease deposits to the third party vendors of approximately $0 and $969,000 as of April 30, 2016 and April 30, 2015, respectively. The revenue results from the China Operations are included in discontinued operations for the years ended April 30, 2016 and 2015.

Since the sale of the China Operations closed on August 14, 2015, the Company has determined that the activity of the China Operations should be classified as discontinued operations for the years ended April 30, 2016 and 2015. In addition, during the year ended April 30, 2015, the Company had completed the sales of Pride, BTX, and substantially all of the assets of the Seattle Operations. As a result, the Company has reported the financial activity of Pride, BTX and Seattle as discontinued operations for the year ended April 30, 2015. The following is a summary of the operating results for the discontinued operations as follows:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Below is a summary of the operating results for the discontinued operations is as follows:

	For the years ended
	April 30,
	2016	2015

Revenue	$839,969	$8,773,567

Costs and expenses:
Cost of revenue	546,296	6,078,094
Selling, general and administrative expenses	125,324	2,963,330
Depreciation and amortization	80,971	1,144,056
Impairment loss on capitalized software	-	827,449
	752,591	11,012,929
Operating income (loss) from discontinued operations	87,378	(2,239,362)

Interest expense	(49,234)	(245,936)
Income (loss) from discontinued operations before income tax provision	38,144	(2,485,298)
Income tax provision	10,883	64,815
Income (loss) from discontinued operations, net of tax	27,261	(2,550,113)
Gain from disposal	837,720	798,896
Gain from disposal of BTX	-	19,700
Loss from disposal of Seattle Operations	-	(374,932)
Total income (loss) from discontinued operations	$864,981	$(2,106,449)

There were no assets or liabilities included in the consolidated balance sheets for the Hartford and Lakewood Operations at April 30, 2016 or 2015.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

The following table summarizes the assets and liabilities held for sale:

	April 30,	April 30,
	2016	2015
Assets
Current assets:
Accounts receivable, net of allowance	$-	$4,264,451
Prepaid expenses and other current assets	-	34,800
Deferred contract cost	-	267,000
Total current assets held for sale	-	4,566,251

Property and equipment, net	-	963,119

Other assets	-	14,000
Total other assets held for sale	-	977,119
Total assets held for sale	$-	$5,543,370

Liabilities
Accounts payable and accrued expenses	$-	$1,700,943
Due to related party	-	785,684
Short term bank loan	-	3,224,180
Total current liabilities held for sale	-	5,710,807
Total liabilities held for sale	$-	$5,710,807

Short-Term Bank Loan

As of April 30, 2015, the China Operations had a short-term bank loan of $3,224,000, with the Bank of China (the “Short-Term Bank Loan”) with an interest rate of 7.38% due quarterly. The original August 1, 2014 maturity date of the Short-Term Bank Loan was extended to July 31, 2015. This loan was paid off upon the sale of our China Operations.

Due to Related Party

As of April 30, 2016 and April 30, 2015, the China Operations had outstanding payables, representing interest accrued on working capital loans and cash provided for the purpose of retiring the short term bank loan in the amounts of $0 and $786,000, respectively, due on demand to a related party, TGG. This loan, which was since paid off, was not guaranteed by WPCS. Interest expense for the years ended April 30, 2016 and 2015 was immaterial. This payable was classified as short-term liabilities held for sale in the Company’s financial statements as of April 30, 2015.

The China Operations earned revenue for contracting services provided to TGG (noncontrolling interest in China Operations) and subsidiaries of $212,000 and $1,661,000 for the year ended April 30, 2016 and 2015, respectively. The China Operations accounts receivable due from TGG and subsidiaries was $0 and $0 as of April 30, 2016 and 2015, respectively.

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

Noncontrolling interest for the years ended April 30, 2016 and 2015 consists of the following:

	For the years ended
	April 30,
	2016	2015
Balance, beginning of year	$560,915	$846,205
Net (loss) income attributable to noncontrolling interest	-	(284,211)
Other comprehensive loss attributable to noncontrolling interest	-	(1,079)
Reclassification adjustments of net loss attributable to noncontrolling interest on sale of China Operations	(560,915)	-
Balance, end of year	$-	$560,915

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

On September 29, 2015, the Company entered into change in control agreements (the “Agreements”) with its Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”).

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Lease Commitments

The Company leases its office facilities pursuant to noncancelable operating leases expiring through July 2019. The Company also has noncancelable vehicle and office equipment leases. The minimum rental commitments under these noncancelable leases at April 30, 2016 are summarized as follows:

Year ending April 30,
2017	$183,839
2018	105,730
2019	87,449
Total minimum lease payments	$377,018

Rent expense for all operating leases was approximately $101,000 and $126,000 in 2016 and 2015, respectively.

NOTE 15 – SUBSEQUENT EVENTS

Cooper Union Settlement

On June 16, 2016, the Company entered into a settlement agreement and mutual release to resolve disputes regarding the construction of the Cooper Medical School at Rowan University, located in Camden, New Jersey, in which the Company served as an electrical prime contractor. During July 2016, the Company received $1,150,000 in the settlement from all existing lawsuits and all claims among the parties were released.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of April 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of April 30, 2016.

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

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our directors and executive officers and their ages, titles, and biographies are set forth below:

NAME	AGE	OFFICES HELD
Sebastian Giordano	59	Chief Executive Officer and Director
David Allen	61	Chief Financial Officer
Robert Roller	64	President, WPCS International – Suisun City, Inc.
Charles Benton	65	Director
Norm Dumbroff	55	Director
Edward Gildea	64	Director

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

Sebastian Giordano, Chief Executive Officer and Director

Mr. Giordano served as the Interim Chief Executive Officer of the Company from August 2013 until April 25, 2016, when the interim label was removed from his title. He has served as the Chief Executive Officer of the Company since such time. Mr. Giordano has served as a director of WPCS since February 2013. Since 2002, Mr. Giordano has been Chief Executive Officer of Ascentaur, LLC, a business consulting firm providing comprehensive strategic, financial and business development services to start-up, turnaround and emerging growth companies. From 1998 to 2002, Mr. Giordano was Chief Executive Officer of Drive One, Inc., a safety training and education business. From 1992 to 1998, Mr. Giordano was Chief Financial Officer of Sterling Vision, Inc., a retail optical chain. Mr. Giordano received B.B.A. and M.B.A. degrees from Iona College. Mr. Giordano’s executive business experience was instrumental in his selection as a member of our Board of Directors.

David Allen, Chief Financial Officer

Mr. Allen has been Chief Financial Officer of the Company since December 2014. Since June 2004, Mr. Allen has served as the Chief Financial Officer and a member of the board of Bailey’s Express, Inc., a private, family-owned business. From June 2006 to June 2013, Mr. Allen was the Chief Financial Officer and Vice President of Administration for Converted Organics, Inc. an environmentally friendly clean technology company. Previously, Mr. Allen served as Chief Financial Officer (1999 – 2003) and President and Chief Executive Officer (2003 – 2004) for Millbook Press, Inc., a Brookfield, Connecticut publisher of children’s books and as the chief financial officer and vice president of administration of JDM, Inc., a Wilton, Connecticut business development and consulting company to the direct marketing business. Mr. Allen has also previously worked for DeAgostini USA Inc., Contiki Travel and Arthur Andersen & Co. Mr. Allen has been an adjunct professor at Western Connecticut State University from 2005 to 2016. Mr. Allen holds a B.S. degree in Accounting and an M.S. degree in Taxation from Bentley University in Waltham, Massachusetts. Mr. Allen is a Certified Public Accountant.

Robert Roller, President, WPCS International - Suisun City, Inc.

Mr. Roller has served as the President of the Suisun City Operations, a subsidiary of the Company, since January of 2012. Prior to joining the Company’s Suisun City Operations, Mr. Roller served as President of MCS Fire and Security and Argyle Security from 2004 until 2012. Previously, Mr. Roller served as Director of West Coast Operations, Siemens Building Technology (2002 – 2004) and as Vice President of Pinkerton Security West Coast Operations (1999 – 2002). Before working in the private sector, Mr. Roller retired in May 1992 from the Marine Corps after 22 years of service, both as an enlisted and as an officer. Mr. Roller holds a B.S. degree in Aeronautics from Embry–Riddle Aeronautical University.

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

Edward Gildea, Director

Mr. Gildea became a director of WPCS in February 2013. Since February 2014, Mr. Gildea has been a partner in the law firm Fisher Broyles LLP. From 2006 to 2013, Mr. Gildea was President, Chief Executive Officer and Chairman of the Board of Directors of Converted Organics Inc., a publicly held green technology company that manufactured and sold an organic fertilizer, made from recycled food waste. Mr. Gildea is a director for the following publicly held companies: Worlds, Inc. (intellectual property) and Worlds Online Inc. (online games). Mr. Gildea received a B.A. from The College of the Holy Cross and a J.D. from Suffolk University Law School. Mr. Gildea’s executive business experience was instrumental in his selection as a member of our Board of Directors.

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

Meetings and Committees of the Board of Directors

During the fiscal year ended April 30, 2016, our board of directors held 7 meetings and approved certain actions by unanimous written consent. We expect our directors to attend all board and committee meetings and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities. Each director attended, either in person or telephonically, at least 75% of the aggregate Board of Directors meetings and meetings of committees on which he served during his tenure as a director or committee member.

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

Nominating Committee

Our Nominating Committee consists of Norm Dumbroff, Edward Gildea and Charles Benton with Mr. Dumbroff appointed as Chairman of the Committee. The Board of Directors has determined that all of the members are “independent” under the current listing standards of The NASDAQ Stock Market.

The Nominating Committee is responsible for assisting the Board in identifying individuals qualified to become members of the Board and executive officers of the Company; selecting, or recommending that the Board select, director nominees for election as directors by the stockholders of the Company; developing and recommending to the Board a set of effective governance policies and procedures applicable to the company; leading the Board in its annual review of the Board’s performance; recommending to the Board director nominees for each committee; making recommendations regarding committee purpose, structure and operations; and overseeing and approving a managing continuity planning process. During the fiscal year ended April 30, 2016, there were no changes to the procedures by which holders of our common stock may recommend nominees to the Board. The nominating committee is governed by a written charter approved by the board of directors.

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

Based solely upon a review of the copies of such forms furnished to the Company, and on written representations from the reporting persons, the Company believes that all Section 16(a) filing requirements applicable to the Company’s directors and officers were timely met during the fiscal year ended April 30, 2016.

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

Edward Gildea, Chairman

Norm Dumbroff

Charles Benton

COMPENSATION DISCUSSION AND ANALYSIS (CD&A)

The following discussion and analysis of compensation arrangements of our named executive officers for the fiscal year ended April 30, 2016 should be read together with the compensation tables and related disclosures set forth below.

Performance-Based Compensation and Financial Restatement

We have not considered or implemented a policy regarding retroactive adjustments to any cash or equity-based incentive compensation paid to our executives and other employees where such payments were predicated upon the achievement of certain financial results that were subsequently the subject of a financial restatement.

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, the two highest paid executive officers and up to two other highest paid individuals whose total annual salary and bonus exceeded $100,000 for fiscal years 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Andrew Hidalgo	2015	1,051,260	-	-	-	1,051,260
Former Chairman, Chief Executive Officer and Director (1)	2016	-	-	-	-	-

Sebastian Giordano	2015	139,972	-	95,362	2,048	237,382
Chief Executive Officer (2)	2016	180,000	35,000	847,500	-	1,062,500

David Allen	2015	43,077	-	-		43,077
Chief Financial Officer (3)	2016	140,000	20,000	409,200	-	569,200

Joseph Heater	2015	347,756	35,000	-	4,500	387,256
Chief Financial Officer (4)	2016	-	-	-		-

Curtis LaChance	2015	98,342	112,719	-	-	211,061
President of Seattle Operations (5)	2016	-	-	-	-	-

Robert Roller	2015	170,000	45,873	8,000		223,873
President of Suisun Operations (6)	2016	170,000	100,000	180,575	-	450,575

(1)	Mr. Hidalgo served as Chairman, Chief Executive Officer and Director from May 24, 2002, until his resignation on July 30, 2013.

(2)	Mr. Giordano served as Interim Chief Executive Officer from August 1, 2013 until April 25, 2016, at which time the interim label was removed from his title.

(3)	Mr. Allen has served as Chief Financial Officer since December 12, 2014.

(4)	Mr. Heater served as Chief Financial Officer from July 15, 2003, until his resignation effective August 31, 2014.

(5)	Mr. LaChance served as President of the Seattle Operations from August 1, 2010 until his resignation effective September 30, 2014.

(6)	Mr. Roller has served as President of the Suisun Operations since January 30, 2012.

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

Bonuses. A component of each executive officer’s potential annual compensation may take the form of a performance-based bonus. Contractually, our Executive Vice Presidents are entitled to receive an annual bonus range of 2 - 3% of the annual profit before interest and taxes of the designated subsidiaries assigned to him. Our CEO and CFO are entitled to an annual bonus, to be determined at the discretion of the Executive Committee, based on our financial performance and the achievement of the officer’s individual performance objectives.

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

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Employment Agreement with Sebastian Giordano

The compensation arrangement of Sebastian Giordano, Chief Executive Officer of the Company, is set forth in a letter agreement, dated July 29, 2013, as amended on February 3, 2015. Pursuant to that agreement, Mr. Giordano is entitled to a base salary of $180,000 per year (effective as of January 1, 2015) and performance-vested options to purchase 13,636 shares of the Company’s common stock. 6,818 of the options will vest if the Company completes an acquisition resulting in combined revenue of at least $30 million by July 31, 2016; the remaining 6,818 options will vest if the Company’s common stock trades at or above $22.00 for 20 out of 30 consecutive trading days by July 31, 2016 (to be achieved without any changes or adjustments to the Company’s capital structure).

Change in Control Agreements with Sebastian Giordano and David Allen

On September 29, 2015, the Company entered into change of control agreements (the “Agreements”) with Messrs. Giordano and Allen. The Agreements have initial terms of four years and automatically extend for additional one-year periods thereafter, unless either party notifies the other of non-renewal no later than 30 days prior to such anniversary. Under the Agreements, Messrs. Giordano and Allen are entitled to payments of $350,000 and $150,000, respectively upon a change in control of the Company.

All payments under the Agreements are contingent upon the respective officer’s execution and non-revocation of a general release of claims against the Company. The Agreements provide that, if necessary, payments will be reduced to the maximum amount payable without loss of a deduction under Section 280G of the Internal Revenue Code.

Change in Control Agreement with Robert Roller

On October 21, 2015, the Company’s subsidiary, WPCS International - Suisun City, Inc. (the “Suisun City Operations”), entered into a change in control agreement (the “Agreement”) with Robert Roller, President of the Suisun City Operations. The Agreement has an initial term of two years and automatically extends for additional one-year periods at the expiration of the initial term and on each anniversary thereafter unless either party notifies the other party of non-renewal no later than 30 days prior to such anniversary. Upon a change in control of the Company or the Suisun City Operations, the Agreement will continue for a term of two years and then expire.

Under the Agreement, Mr. Roller is entitled to a severance payment of $150,000 and unpaid compensation and benefits and unused vacation accrued through the date of termination, if he is terminated without cause or if he terminates for good reason within two years following a change in control of the Company or the Suisun City Operations. The $150,000 severance payment under the Agreement is contingent upon Mr. Roller’s execution and non-revocation of a general release of claims against the Suisun City Operations and its affiliates. The Agreement provides that, if necessary, payments will be reduced to the maximum amount payable without loss of a deduction under Section 280G of the Internal Revenue Code.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of April 30, 2016.

Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)		Option Exercise Price ($/Sh)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)	Market value of shares or units of stock that have not vested ($)
Sebastian Giordano	130				$60.06	2018
	11,364				$26.40	2019
	50,000				$1.19	2025
	650,000				$1.32	2025
	150,000				$1.26	2026
			350,000	(1)	$1.32	2025				$479,500
			13,636	(2)	$4.84	2025				$18,700
David Allen	20,000				$1.19	2025
	325,000				$1.32	2025
	75,000				$1.26	2026
			175,000	(1)	$1.32	2025				$239,750
Robert Roller	162				$13.20	2017
	2,273				$26.40	2019
	7,500				$1.19	2025
	100,000				$1.32	2025
	75,000				$1.26	2026
			175,000	(1)	$1.32	2025				$239,750

(1)	Stock options were granted under the Amended and Restated 2014 Equity Incentive Plan and will vest upon the issuer closing on a merger transaction or acquisition transaction by December 31, 2016.
(2)	Stock options were granted under the 2014 Equity Incentive Plan. 6,818 of the options will vest if the Company completes an acquisition resulting in combined revenue of at least $30 million by July 31, 2016; the remaining 6,818 options will vest if the Company’s common stock trades at or above $22.00 for 20 out of 30 consecutive trading days by July 31, 2016 (to be achieved without any changes or adjustments to the Company’s capital structure)

Director Compensation

The following table sets forth summary information concerning the total compensation earned by our non-employee directors during the year ended April 30, 2016 for services to our company.

Name	Fees earned or paid in cash ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Charles Benton	$41,000	$231,300	0	0	0	$272,300
Norm Dumbroff	$36,000	$231,300	0	0	0	$267,300
Ed Gildea	$36,000	$231,300	0	0	0	$267,300
Total	$113,000	$693,900	0	0	0	$806,900

Each of the Company’s directors is entitled to annual compensation of $24,000 per year for his service on the Board. The chairperson of the Audit Committee is entitled to an additional $5,000 per year for his service. In the year ended April 30, 2016, the Company paid each director an additional $12,000 to compensate for prior year unpaid fees.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table shows certain information as of July 24, 2016 with respect to the beneficial ownership of the Company’s common stock by: (i) each person the Company believes beneficially holds more than 5% of the outstanding shares of the Company’s common stock based solely on the Company’s review of SEC filings; (ii) each director; (iii) each named executive officer; and (iv) all directors and executive officers as a group. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o WPCS International, Inc., 521 Railroad Avenue, Suisun City, California, 94585.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 2,174,049 shares of common stock outstanding at July 24, 2016. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within sixty days of July 24, 2016. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name And Address Of Beneficial Owner	Number of Shares Owned		Percentage of Class
Sebastian Giordano	861,494	(1)	24.4%
David Allen	420,000	(1)	13.4%
Charles Benton	234,935	(1)	8.0%
Norm Dumbroff	232,598	(1)	7.9%
Edward Gildea	234,675	(1)	8.0%
Robert Roller	184,935	(1)	6.4%

All Officers and Directors as a Group	2,168,637	(1)	44.5%

Iroquois Capital Management LLC (2)	284,962	(3)	9.99%

(1)

Includes the following number of shares of common stock which may be acquired by certain officers and directors through the exercise of stock options which were exercisable as of July 10, 2016, or which will or may become exercisable within 60 days of that date: Sebastian Giordano, 861,494 shares; Charles Benton, 234,935 shares; Norm Dumbroff, 232,598 shares; Edward Gildea, 234,675 shares; David Allen, 420,000; Robert Roller, 184,935 shares; and all officers and directors as a group, 2,168,637 shares. The address for each of our officers and directors is 521 Railroad Avenue, Suisun City, California 94585.

(2)

The principal business address of the beneficial owner is 205 East 42nd Street, 20th Floor, New York, New York 10017. Iroquois Master Fund (“IMF”) is a private investment fund. Iroquois Capital Management LLC (“Iroquois Capital”) is an investment adviser that provides investment advisory services to IMF. Iroquois Capital Investment Group LLC (“ICIG”) is a private investment fund. American Capital Management, LLC (“American Capital”) is an investment vehicle for investment purposes. Joshua Silverman is the managing member of each of Iroquois Capital and ICIG. Richard Abbe is the managing member of each of Iroquois Capital and ICIG. Kimberly Page is the manager of American Capital and the Chief Operating Officer, Compliance Officer of Iroquois Capital.

(3)

Based on a Schedule 13D filed July 19, 2016. Each of IMF, Iroquois Capital, ICIG, Joshua Silverman, Richard Abbe, and Kimberly Page, are considered to be members of a “group” with all of the other persons and entities just listed, for purposes of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (each, a “member,” and, collectively, the “Iroquois Group”). The Iroquois Group beneficially owns an aggregate of 284,962 shares, excluding certain securities held by the Iroquois Group subject to a beneficial ownership limitation which prevents conversion in excess of 9.99% of the total outstanding shares of common stock, discussed further below.

IMF beneficially owns 276,288 shares, consisting of (i) 109,431 shares directly and beneficially, and (ii) 166,857 shares underlying Series H and H-1 Preferred Stock. By virtue of its relationship as the investment manager to IMF, Iroquois Capital beneficially owns 276,288 shares. ICIG directly and beneficially owns 0 shares. American Capital beneficially owns 8,674 shares underlying Series H and H-1 Preferred Stock. By virtue of their relationships as managing members of IMF and ICIG, Joshua Silverman and Richard Abbe each beneficially owns 276,288 shares. By virtue of her relationship as manager of American Capital, Kimberly Page beneficially owns 8,674 shares.

Because each of IMF, Iroquois Capital, ICIG, Joshua Silverman, Richard Abbe, and Kimberly Page are members of the Iroquois Group, each may be deemed to be the beneficial owner of the shares directly owned by the other members. Each member of the Iroquois Group disclaims beneficial ownership of such shares except to the extent of his, her, or its pecuniary interest therein.

The Iroquois Group’s aggregate ownership figure of 284,962 shares excludes a total of 2,125,904 shares underlying certain Series H and H-1 Preferred Stock and issuable upon the exercise of certain warrants, because of a beneficial ownership limitation in the form of a conversion cap which precludes the Iroquois Group, collectively, from converting such Preferred Stock or exercising such warrants to the extent that the Iroquois Group would, after conversion or exercise, beneficially own in excess of 9.99% of the total outstanding shares of common stock.

The shares excluded include: (i) owned by IMF: 239,500 shares underlying Series H Preferred Stock, 536,843 shares underlying Series H-1 Preferred Stock, and 1,055,481 shares issuable upon the exercise of warrants; (ii) owned by ICIG: 54,100 shares underlying Series H-1 Preferred Stock and 81,190 shares issuable upon the exercise of warrants; (iii) owned by American Capital: 23,500 shares underlying Series H Preferred Stock, 54,100 shares underlying Series H-1 Preferred Stock, and 81,190 shares issuable upon the exercise of warrants.

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

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plan approved by board of directors (1)	233	$15.92	0

Equity compensation plan approved by security holders (2)	0	$0	2,597

Equity compensation plan approved by security holders (3)	910	$11.88	1,687

Equity compensation plan approved by security holders (4)	3,289,130	$1.40	369,961

Total	3,290,273	$1.40	374,245

(1)	We established a nonqualified stock option plan pursuant to which options to acquire a maximum of 2,706 shares of our common stock were reserved for grant (the “2002 Plan”). As of April 30, 2016, included above in the 2002 Plan are 233 shares issuable upon exercise of options granted to employees and directors. The 2002 Plan has reached its 10-year term, and therefore, no additional options may be granted thereunder.

(2)	We established the 2006 Incentive Stock Plan, under which 2,597 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. As of April 30, 2016, there were no shares issuable upon exercise of options granted to employees and directors.

(3)	We established the 2007 Incentive Stock Plan, under which 2,597 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. As of April 30, 2016, 910 shares were issuable upon exercise of options granted to employees and directors.

(4)	In September 2015, the Company amended and restated the 2014 Equity Incentive Plan, under which 3,659,091 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. As of April 30, 2016, options to purchase 3,289,130 shares were granted to employees and directors.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

At the time of the following transactions, there were no affiliations between us and the other parties. As a result of these transactions, the other parties became affiliates. The obligations resulting from these transactions were ongoing after the close, resulting in payoffs to the other parties who became affiliates.

The China Operations earned revenue from TGG and subsidiaries of $212,000 and $1,661,000 for the years ended April 30, 2016 and 2015, respectively.

The China Operations accounts receivable due from TGG and subsidiaries is $0 and $0 as of the years ended April 30, 2016 and 2015, respectively.

As of April 30, 2016 and 2015, the China Operations had outstanding payables due to TGG, totaling $0 and $786,000, respectively, due on demand, representing interest accrued on former working capital loans from TGG to the China Operations.

Director Independence

Mr. Benton, Mr. Dumbroff, and Mr. Gildea are independent directors of the Company, and as such, they satisfy the definition of independence in accordance with SEC rules and NASDAQ listing standards.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended April 30, 2016 and 2015, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were $194,000 and $457,000, respectively.

Audit Related Fees

We incurred no fees to our independent auditors for non-audit related fees during the fiscal years ended April 30, 2016 and 2015.

Tax Fees

We did not incur fees to our independent auditors for tax compliance services during the fiscal years ended April 30, 2016 and 2015.

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

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:

2.01	Interest Purchase Agreement, dated June 3, 2015, by and between WPCS International Incorporated and Halcyon Coast Investment (Canada) Ltd., incorporated by reference to Exhibit 2.1 of WPCS International Incorporated’s Current Report on Form 8-K filed June 8, 2015.

2.02	Joint Venture Interest Transfer Agreement, dated June 3, 2015, by and between WPCS International Incorporated and Halcyon Coast Investment (Canada) Ltd., incorporated by reference to Exhibit 2.2 of WPCS International Incorporated’s Current Report on Form 8-K filed June 8, 2015.

3.01	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s registration statement on Form SB-2 filed April 7, 2006.

3.02	Certificate of Amendment to the Certificate of Incorporation, as filed with the Delaware Secretary of State on December 9, 2008, incorporated by reference to Exhibit 3.02 of WPCS International Incorporated’s Annual Report on Form 10-K filed July 29, 2015.

3.03	Certificate of Amendment to the Certificate of Incorporation, as filed with the Delaware Secretary of State on March 4, 2013, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed March 4, 2013.

3.04	Certificate of Amendment to the Certificate of Incorporation, as filed with the Delaware Secretary of State on May 16, 2013 and effective May 28, 2013, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed May 28, 2013.

3.05	Certificate of Correction to the Certificate of Amendment to the Certificate of Incorporation, as filed with the Delaware Secretary of State on December 19, 2014, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed December 19, 2014.

3.06	Certificate of Amendment to the Certificate of Incorporation, as filed with the Delaware Secretary of State on April 16, 2015 and effective April 20, 2015, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed April 16, 2015.

3.07	Certificate of Designations, Preferences and Rights of the Series F Convertible Preferred Stock, as filed with the Delaware Secretary of State on September 30, 2014, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed October 3, 2014.

3.08	Certificate of Designations, Preferences and Rights of the Series F-1 Convertible Preferred Stock, as filed with the Delaware Secretary of State on November 20, 2014, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed November 20, 2014.

3.09	Certificate of Designations, Preferences and Rights of the Series G Convertible Preferred Stock, as filed with the Delaware Secretary of State on September 30, 2014, incorporated by reference to Exhibit 3.02 of WPCS International Incorporated’s Current Report on Form 8-K filed October 3, 2014.

3.10	Certificate of Designations, Preferences and Rights of the Series G-1 Convertible Preferred Stock, as filed with the Delaware Secretary of State on November 20, 2014, incorporated by reference to Exhibit 3.02 of WPCS International Incorporated’s Current Report on Form 8-K filed November 20, 2014.

3.11	Certificate of Designations, Preferences and Rights of the Series H Convertible Preferred Stock, as filed with the Delaware Secretary of State on June 30, 2015, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed July 1, 2015.

3.12	Certificate of Designations, Preferences and Rights of the Series H-1 Convertible Preferred Stock, as filed with the Delaware Secretary of State on July 14, 2015, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed July 15, 2015.

3.13

Amended and Restated Bylaws of WPCS International Incorporated as of January 12, 2016, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed January 13, 2016.

10.01	2002 Employee Stock Option Plan, incorporated by reference to Exhibit 4.4 of WPCS International Incorporated’s Annual Report on Form 10-KSB filed August 14, 2003.

10.02	2006 Incentive Stock Plan, incorporated by reference to Exhibit 4.2 of WPCS International Incorporated’s registration statement on Form S-8 filed September 21, 2005.

10.03	2007 Incentive Stock Plan, incorporated by reference to Exhibit A of WPCS International Incorporated’s definitive proxy statement on Schedule 14A filed August 18, 2006.

10.04	2014 Equity Incentive Plan, incorporated by reference to Annex D of WPCS International Incorporated’s definitive proxy statement on Schedule 14A filed April 28, 2014.

10.05	WPCS International Incorporated Amended and Restated 2014 Equity Incentive Plan, incorporated by reference to Appendix A of WPCS International Incorporated’s definitive proxy statement on Schedule 14A filed August 14, 2015.

10.06	Form of Letter Agreement, by and between WPCS International Incorporated and Sebastian Giordano, incorporated by reference to Exhibit 10.02 of WPCS International Incorporated’s Current Report on Form 8-K filed July 24, 2013.

10.07	Form of Indemnification Agreement, by and between WPCS International Incorporated and Sebastian Giordano, incorporated by reference to Exhibit 10.03 of WPCS International Incorporated’s Current Report on Form 8-K filed July 24, 2013.

10.8	Amendment No.1 to Asset Purchase Agreement by and among WPCS-International Incorporated, WPCS International - Seattle, Inc. and EC Company dated May 30, 2014., incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s Current Report on Form 8-K filed June 3, 2014.

10.9	Amendment to Separation Agreement, dated July 28, 2014 by and between WPCS International Incorporated and Joseph Heater, incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed July 29, 2014.

10.10	Letter of Agreement, dated August 29, 2014 by and between WPCS International Incorporated and Chord Advisors, LLC, incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed September 2, 2014.

10.11	Amendment, Waiver and Exchange Agreement, by and between WPCS International Incorporated and Hudson Bay Master Fund Ltd., dated September 30, 2014, incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed October 3, 2014

10.12	Promissory Note issued on September 30, 2014, by WPCS International Incorporated to Hudson Bay Master Fund Ltd, incorporated by reference to Exhibit 10.02 of WPCS International Incorporated’s Current Report on Form 8-K filed October 3, 2014

10.13	Escrow Agreement by and among WPCS International Incorporated, WPCS International-Seattle, Inc., Sichenzia Ross Friedman Ference LLP and EC Company dated September 30, 2014, incorporated by reference to Exhibit 10.04 of WPCS International Incorporated’s Current Report on Form 8-K filed October 3, 2014

10.14	Form of Amendment, Waiver and Exchange Agreement, dated November 20, 2014, incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed November 20, 2014.

10.15	Form of Promissory Note, incorporated by reference to Exhibit 10.02 of WPCS International Incorporated’s Current Report on Form 8-K filed November 20, 2014.

10.16	Securities Purchase Agreement, dated November 26, 2014, by and among WPCS International Incorporated, BTX Trader LLC, Divya Thakur and Ilya Subkhankulov, incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed December 2, 2014.

10.17	Letter Agreement, by and between WPCS International Incorporated and Sebastian Giordano, dated as of February 3, 2015, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s Current Report on Form 8-K filed February 4, 2015.

10.18	Form of Amendment, Waiver and Exchange Agreement, dated June 30, 2015, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s Current Report on Form 8-K filed July 1, 2015.

10.19	Securities Purchase Agreement, dated July 14, 2015, by and between WPCS International Incorporated and Iroquois Master Fund Ltd., Iroquois Capital Investment Group LLC and American Capital Management, LLC incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s Current Report on Form 8-K filed July 15, 2015.

10.20	Form of Warrant, incorporated by reference to Exhibit 10.2 of WPCS International Incorporated’s Current Report on Form 8-K filed July 15, 2015.

10.21	Registration Rights Agreement, dated July 14, 2015, by and among WPCS International Incorporated, Iroquois Master Fund Ltd., Iroquois Capital Investment Group, and American Capital Management LLC, incorporated by reference to Exhibit 10.3 of WPCS International Incorporated’s Current Report on Form 8-K filed July 15, 2015.

10.22

Change in Control Agreement, dated as of September 29, 2015, by and between WPCS International Incorporated and Sebastian Giordano, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s Current Report on Form 8-K filed October 5, 2015.

10.23	Change in Control Agreement, dated as of September 29, 2015, by and between WPCS International Incorporated and David Allen, incorporated by reference to Exhibit 10.2 of WPCS International Incorporated’s Current Report on Form 8-K filed October 5, 2015.

10.24

Change in Control Agreement, dated as of October 21, 2015, by and between WPCS International - Suisun City, Inc. and Robert Roller, incorporated by reference to WPCS International Incorporated’s Current Report on Form 8-K filed October 23, 2015.

14.01	Code of Ethics and Business Conduct, incorporated by reference to Exhibit 14 of WPCS International Incorporated’s annual report on Form 10-KSB, filed August 14, 2003.

21.01 *	Subsidiaries of the registrant

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WPCS INTERNATIONAL INCORPORATED

Date: July 28, 2016	By:	/s/ Sebastian Giordano
Sebastian Giordano
Chief Executive Officer (Principal Executive Officer)

Date: July 28, 2016	By:	/s/ David Allen
David Allen
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ CHARLES BENTON	Director	July 28, 2016
Charles Benton

/s/ NORM DUMBROFF	Director	July 28, 2016
Norm Dumbroff

/s/ EDWARD GILDEA	Director	July 28, 2016
Edward Gildea

/s/ SEBASTIAN GIORDANO	Director	July 28, 2016
Sebastian Giordano

