Form 10-Q
period 2016-07-31
WPCS INTERNATIONAL INC
filed 2016-09-12
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended July 31, 2016

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

As of September 12, 2016, there were 2,848,659 shares of registrant’s common stock outstanding.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 31,	April 30,
	2016	2016

ASSETS
Current assets:
Cash and cash equivalents	$1,939,900	$2,235,597
Accounts receivable, net of allowance of $92,000 at July 31, 2016 and April 30, 2016, respectively	4,328,118	2,886,154
Costs and estimated earnings in excess of billings on uncompleted contracts	437,185	357,210
Prepaid expenses and other current assets	123,977	66,256
Total current assets	6,829,180	5,545,217

Property and equipment, net	298,559	237,800

Other assets	24,940	21,162

Total assets	$7,152,679	$5,804,179

LIABILITIES AND EQUITY
Current liabilities:
Current portion of loans payable	$60,848	$53,996
Accounts payable and accrued expenses	2,276,717	2,071,765
Billings in excess of costs and estimated earnings on uncompleted contracts	1,901,295	1,358,289
Total current liabilities	4,238,860	3,484,050

Loans payable, net of current portion	108,833	94,825
Total liabilities	4,347,693	3,578,875

Commitments and contingencies

Stockholders' equity
Preferred stock - $0.0001 par value, 5,000,000 shares authorized at July 31, 2016 and April 30, 2016, respectively
Convertible Series H, 8,500 shares designated, - 2,638 shares issued and outstanding at July 31, 2016 and April 30, 2016, respectively; liquidation preference of $406,000	406,262	406,262
Convertible Series H-1, 9,488 shares designated, - 8,119 shares issued and outstanding at July 31, 2016 and April 30, 2016, respectively; liquidation preference of $1,348,000	699,324	699,324
Common stock - $0.0001 par value, 100,000,000 shares authorized, 2,706,159 and 2,691,055 shares issued and outstanding as of July 31, 2016 and April 30, 2016, respectively	271	269
Additional paid-in capital	85,962,888	85,940,389
Accumulated deficit	(84,263,759)	(84,820,940)
Total stockholders' equity	2,804,986	2,225,304

Total liabilities and stockholders’ equity	$7,152,679	$5,804,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	July 31,
	2016	2015

Revenue	$3,416,453	$4,464,003

Costs and expenses:
Cost of revenue	2,635,508	3,447,203
Selling, general and administrative expenses	1,352,986	1,312,803
Depreciation and amortization	20,666	14,969
	4,009,160	4,774,975

Operating loss	(592,707)	(310,972)

Other income (expense):
Interest expense	(1,981)	(892)
Income from Section 16 settlement	-	400,000
Income from Arbitration settlement	1,150,000	-
Other income (expense)	4,487	(2,906)

Income from continuing operations before income tax provision	559,799	85,230
Income tax provision	2,618	1,099
Income from continuing operations	557,181	84,131

Discontinued operations:
Income from discontinued operations	-	41,261
Consolidated net income	557,181	125,392
Net income attributable to noncontrolling interest	-	16,505
Net income attributable to WPCS	557,181	108,887
Dividends declared on preferred stock	-	(3,587,121)
Deemed dividend on convertible preferred stock, due to beneficial conversion feature	-	(703,770)
Net income (loss) attributable to WPCS common shareholders	$557,181	$(4,182,004)

Basic income (loss) from continuing operations per common share	$0.21	$(2.86)
Basic income from discontinued operations per common share	-	0.02
Basic income (loss) per common share	$0.21	$(2.84)

Diluted income (loss) from continuing operations per common share	$0.14	$(2.86)
Diluted income from discontinued operations per common share	-	0.02
Diluted income (loss) per common share	$0.14	$(2.84)

Weighted average shares outstanding - basic	2,701,404	1,470,248
Weighted average shares outstanding - diluted	3,937,628	1,470,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the three months ended
	July 31,
	2016	2015
Consolidated net income	$557,181	$125,392
Foreign currency translation adjustments	-	(647)
Comprehensive income	557,181	124,745
Less: comprehensive loss attributable to noncontrolling interest	-	(431)
Comprehensive income attributable to WPCS shareholders	$557,181	$125,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 1, 2016	10,757	$1,105,586	2,691,055	$269	$85,940,389	$(84,820,940)	$2,225,304

Share based compensation	-	-	15,104	2	22,499	-	22,501

Net income	-	-	-	-	-	557,181	557,181

Balance, July 31, 2016	10,757	$1,105,586	2,706,159	$271	$85,962,888	$(84,263,759)	$2,804,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	July 31,
	2016	2015
Operating activities:
Net income from operations	$557,181	$84,131
Consolidated net income from discontinued operations	-	41,261
Adjustments to reconcile consolidated net income to net cash (used in) provided by operating activities:
Depreciation and amortization	20,666	14,969
Shares based compensation	22,501
Income on Section 16 settlement	-	(400,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,441,964)	1,424,935
Costs and estimated earnings in excess of billings on uncompleted contracts	(79,975)	(103,324)
Current assets held for sale	-	(506,215)
Prepaid expenses and other current assets	(57,721)	84,464
Other assets	(3,778)	-
Other assets held for sale	-	(34,522)
Income taxes payable	-	(2,658)
Accounts payable and accrued expenses	204,952	(1,277,741)
Current liabilities held for sale	-	2,200,030
Billings in excess of costs and estimated earnings on uncompleted contracts	543,006	125,355
Net cash (used in) provided by operating activities	(235,132)	1,650,685

Investing activities:
Acquisition of property and equipment	(30,803)	(10,707)
Net cash used in investing activities	(30,803)	(10,707)

Financing activities:
Proceeds from issuance of Series H-1 preferred stock and warrants	-	1,575,000
Borrowings under loan payable obligations	-	7,762
Repayment under loan payable obligations	(29,762)	-
Repayments under other payable to Zurich	-	(135,000)
Repayments of short term convertible note	-	(4,000)
Net cash (used in) provided by financing activities	(29,762)	1,443,762

Effect of exchange rate changes on cash	-	91,510

Net (decrease) increase in cash and cash equivalents	(295,697)	3,175,250
Cash and cash equivalents, beginning of the period	2,235,597	2,364,360
Cash and cash equivalents, end of the period	$1,939,900	$5,539,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the three months ended
	July 31,
	2016	2015
Schedule of non-cash investing and financing activities:
Asset financing	$50,622	$-
Declaration on preferred dividend payable	$-	$3,587,121
Warrants issued with convertible preferred stock	$-	$841,405
Deemed dividend on conversion of preferred stock to common stock	$-	$703,770
Conversion of dividends payable related to make-whole amount to common stock	$-	$3,375,792
Conversion of dividends payable related to Series F-1 preferred stock	$-	$501,826
Conversion of dividends payable related to Series G-1 preferred stock	$-	$158,481
Conversion of short term convertible note to Series H preferred stock	$-	$1,299,000
Conversion of Series F and F-1 preferred stock to common stock	$-	$2,731,984
Conversion of Series G and G-1 preferred stock to common stock	$-	$1,084,230
Conversion of Series H preferred stock to common stock	$-	$691,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

The Company currently specializes in low voltage communications, audio-visual and security contracting services, conducting business in one segment but three operation centers, through its wholly-owned domestic subsidiaries, WPCS International - Suisun City, Inc. (“Suisun City Operations”) and WPCS International - Texas Operations, Inc. (“Texas Operations”).

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

Basis of Presentation

The condensed consolidated financial statements of WPCS International Incorporated, a Delaware corporation (“WPCS”) and its wholly and majority-owned subsidiaries, (collectively, the “Company”) included in this Report for the three months ended July 31, 2016 and 2015, reflect the accounts of current and former entities as either continued or discontinued operations, as discussed below.

Continuing operations for the three months ended July 31, 2016 and 2015 include the results of operations of: (i) WPCS International Incorporated (corporate operating expenses); (ii) Suisun City Operations and the Texas Operations, the Company’s only two active operating subsidiaries; (iii) WPCS Incorporated, an inactive subsidiary; and (iv) WPCS International – Trenton, Inc. (“Trenton Operations”), which operations were closed in September 2013.

Discontinued operations for the three months ended July 31, 2015 include the results of WPCS Asia Limited, a 60% joint venture interest in Tai'an AGS Pipeline Construction Co. Ltd. (the “China Operations”). There are no discontinued operations for the three months ended July 31, 2016.

The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

The results of operations for the three months ended July 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 – LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2016, the Company had a working capital surplus of approximately $2,590,000 as compared to a working capital surplus of approximately $2,061,000 at April 30, 2016. The increase in working capital is due primarily to an increase in accounts receivable and cash received for an arbitration settlement, offset by an increase in liabilities and cash used to fund our operating loss.

The Company’s cash and cash equivalents balance at July 31, 2016 was $1,940,000 as compared to $2,236,000 at April 30, 2016.

The Company's future plans and growth are dependent on its ability to increase revenues and continue its business development efforts surrounding its contract award backlog. If the Company continues to incur losses and revenues do not generate from the backlog as expected, the Company may need to raise additional capital to expand its business and continue as a going concern. The Company currently anticipates that its current cash position will be sufficient to meet its working capital requirements to continue its sales and marketing efforts for at least 12 months from the filing date of this report. If in the future the Company’s plans or assumptions change or prove to be inaccurate, the Company may need to raise additional funds through public or private debt or equity offerings, financings, corporate collaborations, or other means. The Company may also be required to reduce operating expenditures or investments in its infrastructure.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Form 10-K for the year ended April 30, 2016.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”), Securities and Exchange Commission (“SEC”) or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Reclassifications

Certain reclassifications have been made in prior years’ consolidated financial statements to conform to the current year’s presentation. These reclassifications reflect the results of the China Operations as discontinued operations for all periods presented.

NOTE 4 – CONCENTRATIONS

Accounts Receivable

As of July 31, 2016, two customers comprised 42% of the Company’s total accounts receivable. Also included in the accounts receivable is retainage receivable of $404,000 and $326,000 at July 31, 2016 and April 30, 2016, respectively, and both the retainage and aged accounts receivable are expected to be collected.

Revenue Recognition

For the three months ended July 31, 2016, 8% of revenue was derived from one customer as compared to two customers who generated 21% and 15% of the revenue for the same period in 2015.

NOTE 5 – BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per common share from continuing operations is computed as net income (loss) from continuing operations less non-controlling interest and dividends on preferred stock, divided by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur from common stock issuable through the exercise of stock options and warrants and note conversions.

	For the three months ended
	July 31,
	2016	2015
Numerator:

Income (loss) from continuing operations attributable to WPCS common shareholders	$557,181	$(4,206,760)
Income from discontinued operations, basic and diluted	-	24,756
Net income (loss) attributable to WPCS common shareholders, basic and diluted	$557,181	$(4,182,004)

Denominator:

Weighted average shares outstanding – basic	2,701,404	1,470,248
Stock options	160,524	-
Series H and H-1 convertible preferred stock	1,075,700	-
Weighted average shares outstanding – diluted	3,937,628	1,470,248

Basic income (loss) from continuing operations per common share	$0.21	$(2.86)
Basic income from discontinued operations per common share	-	0.02
Basic income (loss) per common share	$0.21	$(2.84)

Diluted income (loss) from continuing operations per common share	$0.14	$(2.86)
Diluted income from discontinued operations per common share	-	0.02
Diluted income (loss) per common share	$0.14	$(2.84)

The following securities were excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive.

	As of July 31,
	2016	2015
Common stock equivalents:
Common stock options	865,000	41,000
Series F and F-1 preferred stock	-	84,000
Series G and G-1 preferred stock	-	118,000
Series H and H-1 preferred stock	-	1,248,000
Make-whole on preferred shares	-	56,000
Common stock purchase warrants	1,295,000	1,295,000
Totals	2,160,000	2,842,000

NOTE 6 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Costs and estimated earnings on uncompleted contracts consist of the following at July 31, 2016 and April 30, 2016:

	July 31, 2016	April 30, 2016

Costs incurred on uncompleted contracts	$30,127,451	$28,884,776
Estimated contract earnings	4,663,183	4,367,463
	34,790,634	33,252,239
Less: Billings to date	36,254,744	34,253,318
Total	$(1,464,110)	$(1,001,079)

Costs and estimated earnings in excess of billings on uncompleted contracts	$437,185	$357,210
Billings in excess of cost and estimated earnings on uncompleted contracts	1,901,295	1,358,289
Total	$(1,464,110)	$(1,001,079)

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which circumstances requiring the revisions become known. Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion.

NOTE 7 – DISCONTINUED OPERATIONS

The Company previously disclosed the details regarding the sales of its China Operations in its Form 10-K filed for the year ended April 30, 2016. The schedule below shows the results of discontinued operations from China for the three months ended July 31, 2016 and 2015.

	For the three months ended
	July 31,
	2016	2015

Revenue	$-	$839,969

Costs and expenses:
Cost of revenue	-	546,296
Selling, general and administrative expenses	-	111,324
Depreciation and amortization	-	80,971
	-	738,591
Operating income (loss) from discontinued operations	-	101,378

Interest expense	-	49,234
Income (loss) from discontinued operations before income tax provision	-	52,144
Income tax provision	-	10,883
Total income from discontinued operations	$-	$41,261

Due Related Party

As of July 31, 2016 and April 30, 2016, the China Operations had outstanding payables, representing interest accrued on working capital loans and cash provided for the purpose of retiring the short term bank loan in the amounts of $0 and $0, respectively, due on demand to a related party, TGG. This loan, which was paid off at the time of sale of our China Operations was not guaranteed by WPCS. Interest expense for the quarter ended July 31, 2015 was immaterial.

The China Operations earned revenue for contracting services provided to TGG (noncontrolling interest in China Operations) and subsidiaries of $0 and $212,000 for the three months ended July 31, 2016 and 2015, respectively.

NOTE 8 – INCOME FROM SECTION 16 SETTLEMENT

For the three months ended July 31, 2016, the Company received no income from Section 16 settlements. For the same period in 2015, the Company received $400,000 of income from a Section 16 settlement. This income was comprised of forgiveness of certain promissory notes as part of the settlement with a note holder who was a defendant named in a Section 16 litigation brought by a shareholder of WPCS. These settlements resolved all issues related to this litigation.

NOTE 9 – BANK LINE OF CREDIT

On May 20, 2015, the Company entered into an asset-based revolving credit line agreement with a California-based bank, which provides a $1,000,000 line of credit for its Suisun City Operations. The line of credit expires on August 15, 2017, has an interest rate of prime plus 2% and is subject to a monthly borrowing base calculation based upon eligible accounts receivable. The line of credit is secured by all of the assets of the Company. In addition, the line of credit requires our Suisun City Operations to comply with certain financial and operational covenants, such as, amongst other things, maintaining a certain quick ratio and a minimum net worth. Suisun City Operations is currently in compliance with all such covenants.

As of the filing date of this report, the Company has not drawn down on the line of credit.

NOTE 10 – LOANS PAYABLE

As of July 31, 2016 and April 30, 2016, the Company had approximately $170,000 and $149,000 of loans payable, respectively. These loans are associated with the purchase of automobiles and carry interest rates ranging from 3.89% to 4.89%. The due dates of these loans range from August 2016 to August 2021. As of July 31, 2016, the Company has classified approximately $61,000 as short-term and $109,000 as long-term loans payable.

NOTE 11 – STOCKHOLDERS’ EQUITY

Issuance of Common Shares

On August 1, 2015, the Company entered into an engagement letter with an investment bank to provide investment advisory services for a period of twelve (12) months, which may be extended by mutual consent of the parties.  The Company agreed to pay a $7,500 monthly fee to the investment bank payable in shares of common stock, calculated based on the closing bid price of the common stock on the trading day immediately prior to date payment is due.  On each date of payment, the common stock is issued in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act of 1933.  The shares issued for the payments due for the period from May 1, 2016 through July 31, 2016 were 15,104, which resulted in $22,501 of expense being recognized in the Condensed Consolidated Statement of Operations for the quarter ended July 31, 2016. The total shares issued under this agreement as of July 31, 2016 is 63,073.

The Company did not renew this agreement beyond the July 31, 2016 termination date.

NOTE 12 – INCOME FROM ARBITRATION SETTLEMENT

On June 16, 2016, the Company entered into a global settlement agreement and mutual release to resolve all disputes and claims regarding the construction of the Cooper Medical School at Rowan University, located in Camden, New Jersey, in which the Company served as an electrical prime contractor. As a result of such settlement, the Company received proceeds of $1,150,000 and recorded a gain in the Condensed Consolidated Statement of Operations for the quarter ended July 31, 2016.

NOTE 13 – SUBSEQUENT EVENTS

On August 4, 2016 the Company issued 142,500 shares of its common stock upon the conversion of 1,425 shares of Series H Preferred Stock.

On August 8, 2016, the Company settled a $232,000 accounts payable with a vendor for $125,000 and will recognize a gain on the settlement of $107,000 in the quarter ending October 31, 2016.

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

Overview

The Company currently specializes in contracting services offering communications, security and audio-visual infrastructure through its Suisun City and Texas Operations. We previously announced that we launched the Texas Operations in San Antonio, Texas in January 2016 and then commenced operations in Dallas, Texas in April 2016. During the quarter ended July 31, 2016, the Texas Operations generated approximately $262,000 in revenue, while incurring approximately $366,000 in selling, general and administrative expenses in starting these two offices. It is our belief that we can develop the Texas Operations and become profitable in those markets through organic growth, although there can be no assurances.

During the third quarter of 2015, we sold our joint venture interest in the former China Operations and therefore, the financial results of the China Operations for the three months ended July 31, 2015, are included in the results from discontinued operations in our financial statements.

Our Suisun City and Texas Operations communication infrastructure services offers low voltage communications infrastructure contracting services to the public services, healthcare, energy and corporate enterprise markets. We provide an integrated approach to project coordination that creates cost-effective solutions. Corporations, government entities, healthcare organizations and educational institutions depend on the reliability and accuracy of voice, data and video communications. However, the potential for this new technology cannot be realized without the right infrastructure to support the convergence of technology. In this regard, we create integrated building systems, including the installation of advanced structured cabling systems. We specialize in wireless technology and a combination of various technologies to develop a cost effective network for a customer's wireless communication requirements. This includes Wi-Fi networks, point-to-point systems, cellular networks, in-building systems and two-way communication systems. We support the integration of telecommunications, life safety, security and HVAC and design for future growth by building in additional capacity for expansion as new capabilities are added.

For the three months ended July 31, 2016, we generated revenues from continuing operations of $3,416,000 as compared to $4,464,000 for the same period in 2015. Our backlog at July 31, 2016 was $13,070,000 as compared to $14,355,000 at July 31, 2015.

Company Strategy

During the past two fiscal years, our strategy in the contracting services segment included divesting certain operations through the sales of Pride, Seattle Operations and China Operations.

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

The transition from our restructuring plan to a growth plan began during fiscal 2016, as we launched the first wave of organic initiatives targeting revenue enhancement and selected demographic expansion, including:

•	Establishing Texas Operations in San Antonio and Dallas;

•	Strengthening our operations team with proven audio-visual and security systems professionals;

•	Hiring an experienced direct sales team;

•	Uniformly deploying full-service low voltage capabilities for developing, installing and servicing structured cabling, audio-visual and security systems into both our California and Texas markets; and,

•	Introducing new recurring revenue product and service offerings.

We believe that these initiatives will change the Company’s business and provide more opportunities for growth.

Historically, our Suisun City Operations operated primarily as a subcontractor for low-voltage structured cabling systems, which were generally secured through the competitive bidding process. We were not adequately positioned with the resources to deliver a fully integrated offering to include audio-visual and security. As a result, such opportunities had either been lost, or had to be subcontracted to others. However, with the recent additions we have instituted, we are now able to offer a full turnkey service in both our Suisun City and Texas Operations that will allow us to be fully engaged with our customers well after an initial installation is completed.

In addition to expanding our geographical presence, broadening our contracting revenue potential and offering higher margin recurring service capabilities, we are also pursuing and securing more corporate affiliations and strategic alliances that will create more direct relationships capable of advancing our business opportunities even further.

We have a multi-faceted execution strategy and intend to methodically roll out new initiatives during the fiscal year. Furthermore, we continue to aggressively explore other viable growth opportunities.

In addition to the ongoing operational plan, at the corporate level we are evaluating and undertaking new measures to enhance our public company profile by seeking to attract new long-term minded investors, optimize our capital resources for growth and strengthen our Board of Directors.

We believe that our operational performance and corporate strategies will have a positive impact towards building shareholder value.

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year.

With regards to our financial results from continuing operations for the quarter ended July 31, 2016, we generated revenue of approximately $3,416,000 as compared to revenue of $4,464,000 for the same period last year. This $1,048,000 decrease in revenue was due primarily to a $1,310,000 decrease in revenue in our Suisun City Operations related to work on one major contract, which was effectively completed during the last fiscal year, offset by adding approximately $262,000 in revenue from our newly established Texas Operations. As such, the composition of our current revenue is less reliant on one large customer contract than during the last fiscal year.

We generated a net income to common shareholders for the three months ended July 31, 2016 of approximately $557,000, or $0.21 per common share, which includes income from our: (i) Suisun City Operations of approximately $207,000 and (ii) corporate division of approximately $657,000, which is comprised of corporate expenses of approximately $495,000 offset by a gain on legal settlement of $1,150,000; and which was partially offset by a loss from our Texas Operations of approximately $307,000.

The net income to common shareholders for the three months ended July 31, 2016 compares to a net loss of approximately $4,182,000, or $2.84 per common share for the three months ended July 31, 2015, which includes: (i) a loss from operations of approximately $311,000; (ii) a gain from discontinued China Operations of approximately $41,000; and (ii) approximately $4,291,000 of non-cash dividends declared on preferred stock, which were partially offset by income of $400,000 from a Section 16 settlement.

We believe that our integrated, full service low voltage communication infrastructure contracting services strategy will create additional opportunities. We believe that the ability to provide comprehensive communications infrastructure contracting services gives us a competitive advantage. In regards to strategic development, our focus is on identifying organic growth and selected acquisition opportunities. We are optimistic about our opportunities in the markets we currently serve, as evidenced by our new contract awards and customers continuing to seek bids from us, due to our experience and strong reputation in these markets.

Results of Operations for the Three Months Ended July 31, 2016 Compared to the Three Months Ended July 31, 2015

	For the three month ended
	July 31,
	2016		2015

Revenue	$3,416,453	100.0%	$4,464,003	100.0%

Costs and expenses:
Cost of revenue	2,635,508	77.1%	3,447,203	77.2%
Selling, general and administrative expenses	1,352,986	39.6%	1,312,803	29.4%
Depreciation and amortization	20,666	0.6%	14,969	0.3%
	4,009,160	117.3%	4,774,975	107.0%

Operating loss	(592,707)	-17.3%	(310,972)	-7.0%

Other income (expense):
Interest expense	(1,981)	-0.1%	(892)	0.0%
Income from Section 16 settlement	-	0.0%	400,000	9.0%
Income from Arbitration settlement	1,150,000	33.7%	-	0.0%
Other income	4,487	0.1%	(2,906)	-0.1%

Income from continuing operations before income tax provision	559,799	16.4%	85,230	1.9%
Income tax provision	2,618	0.1%	1,099	0.0%
Income from continuing operations	557,181	16.3%	84,131	1.9%

Discontinued operations:
Income from discontinued operations	-	0.0%	41,261	0.9%
Consolidated net income	557,181	16.3%	125,392	2.8%
Net income attributable to noncontrolling interest	-	0.0%	16,505	0.4%
Net income attributable to WPCS	557,181	16.3%	108,887	2.4%
Dividends declared on preferred stock	-	0.0%	(3,587,121)	-80.4%
Deemed dividend on convertible preferred stock, due to beneficial conversion feature	-	0.0%	(703,770)	-15.8%
Net income (loss) attributable to WPCS common shareholders	$557,181	16.3%	$(4,182,004)	-93.7%

Operating Loss

The Company had an operating loss of approximately $593,000 for the three months ended July 31, 2016. This quarter’s operating loss was comprised primarily of $208,000 in operating income from Suisun City Operations, which was offset by an operating loss of approximately $306,000 from our Texas Operations and $495,000 of corporate overhead expenses. For the three months ended July 31, 2015, the Company had an operating loss of approximately $311,000 which was comprised primarily of $544,000 in operating income from Suisun City Operations and which was offset by approximately $855,000 of corporate overhead. The details of the operating loss are as follows:

Revenue

Revenue for the three months ended July 31, 2016 decreased $1,048,000, or 23.5%, to $3,416,000, as compared to $4,464,000 for same period last year due to an approximately $1,310,000 decrease in revenue in Suisun City Operations offset by an approximately $262,000 increase in revenue from our newly established Texas Operations. This decrease in the Suisun City Operations’ revenue was primarily the result of $1,310,000 in revenue recognized from one customer contract during the prior period, which did not reoccur during the current period.

Cost of Revenue

Cost of revenue, which consists of direct costs on contracts: materials, direct labor, third party subcontractor services, union benefits and other overhead costs decreased $811,000, or 24%, to $2,636,000, or 77.1% of revenue, for the three months ended July 31, 2016, as compared to $3,447,000, or 77.2% of revenue, for the same period in 2015.

Selling, General and Administrative Expenses

For the three months ended July 31, 2016, total selling, general and administrative expenses increased $40,000 or 3% to $1,353,000 as compared to $1,313,000 for the same period in 2015, which was primarily due to $368,000 of increased expenses in our newly established Texas Operations but offset by lower corporate expenses of $361,000. The Texas Operations did not have expenses during the quarter ended July 31, 2015, while the lower corporate overhead was comprised primarily of lower professional fees.

Depreciation and Amortization

For the three months ended July 31, 2016, depreciation and amortization was approximately $21,000 as compared to approximately $15,000 for the same quarter in 2015.

Loss from Continuing Operations

The Company had a net income from continuing operations of $557,000 for the three months ended July 31, 2016 as compared to $84,000 for the same period in 2015. Income from continuing operations is determined by adjusting the operating loss by the following items:

Interest Expense

For the three months ended July 31, 2016 and 2015, interest expense was approximately $1,981 and $892, respectively.

Income from Section 16 Settlement

During the quarter ended July 31, 2015, the Company recorded income of $400,000 as it recorded forgiveness of certain promissory notes as part of the settlements with certain note holders who were the remaining defendants named in a Section 16 litigation brought by a shareholder of WPCS.

Income from Arbitration Settlement

During the quarter ended July 31, 2016, the Company received $1,150,000 in connection with a global settlement agreement and mutual release to resolve all existing disputes and claims regarding the construction of the Cooper Medical School at Rowan University, located in Camden, New Jersey, in which the Company served as an electrical prime contractor.

Other Income (Expense)

For the three months ended July 31, 2016, other income was approximately $5,000 as compared to other expense of approximately $3,000 for the same period in 2015.

Net Income (Loss) Attributable to WPCS Common Shareholders

The Company incurred a net income attributable to WPCS common shareholders of $557,000 for the three months ended July 31, 2016 as compared to net loss attributable to WPCS common shareholders of $4,182,000 for the same period in 2015. The following items are the adjustments to the loss from continuing operations that result in determining the net loss attributable to WPCS common shareholders:

Income From Discontinued Operations

As a result of the sale of the China Operations, we have recorded all activity related to that operation as income from discontinued operations. The cumulative effect is no income or loss for the three months ended July 31, 2016 as compared to income of $41,000 for the same period in 2015.

Dividends Declared on Preferred Stock

As a result of the issuance of preferred stock, we declared dividends, make-whole dividends, and deemed dividends of $0 for the three months ended July 31, 2016 as compared to $4,291,000 for the same period in 2015. These dividends are non-cash and were paid in common shares. The Company is no longer required to pay any such dividends on any remaining preferred stock.

Effects of Inflation

Inflation has not had a material impact on our business.

Liquidity and Capital Resources as of July 31, 2016

As of July 31, 2016, we had working capital of approximately $2,590,000, which consisted of current assets of approximately $6,829,000 and current liabilities of approximately $4,239,000. This compares to working capital of approximately $2,061,000 at April 30, 2016. The current liabilities as presented in the balance sheet at July 31, 2016 primarily include approximately $2,276,000 of accounts payable and accrued expenses and approximately $1,901,000 of billings in excess of costs and estimated earnings on uncompleted contracts.

Our cash and cash equivalents balance at July 31, 2016 was approximately $1,940,000.

During the prior fiscal year ended April 30, 2016, the Company had completed a series of transactions that it believed would provide it with sufficient working capital and equity to operate its business plan for the next twelve months from the date of filing this report, while it continues to seek growth opportunities, including, but not limited to: (i) organic growth to complement and enhance existing operations; (ii) acquisitions; and/or (iii) a viable merger candidate.

Some of these transactions provided cash to the Company while others eliminated future cash spending requirements. Along with expected continued operating profits from its Suisun City Operations for fiscal year 2017 and lower corporate overhead, these are the primary factors that support the belief that the Company will have adequate liquidity for the next twelve months from the filing date of this report. In addition, during the quarter ended July 31, 2016, we settled an outstanding legal claim and collected a cash settlement of $1,150,000.

Backlog

As of July 31, 2016, we had a backlog of unfilled orders of approximately $13,070,000 as compared to approximately $13,200,000 at April 30, 2016. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

Our critical accounting policies and significant estimates are detailed in the Form 10-K for the year ended April 30, 2016. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in the Form 10-K.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of July 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in any legal proceedings since the disclosures contained in the Registrant’s Form 10-K for the year ended April 30, 2016.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Investment Banking Agreement

On August 1, 2015, the Company entered into an engagement letter with an investment bank to provide investment banking services for a period of twelve (12) months, which may be extended by mutual consent of the parties.  The Company agreed to pay a $7,500 monthly fee to the investment bank payable in shares of Common Stock, calculated based on the closing bid price of the Common Stock on the trading day immediately prior to date payment is due.  On each date of payment, the Common Stock is issued in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act of 1933.  The shares issued for the payments due for the period from May 1, 2016 through July 31, 2016, were 15,104 and the total shares issued under this agreement to date is 63,073. Such agreement expired on its own terms as of July 31, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b)	There were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors during the quarter ended July 31, 2016.

ITEM 6. EXHIBITS

3.1	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s registration statement on Form SB-2 filed April 7, 2006.

3.2	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on December 9, 2008, incorporated by reference to Exhibit 3.02 of WPCS International Incorporated’s Annual Report on Form 10-K filed July 29, 2015.

3.3	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on March 4, 2013, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed March 4, 2013.

3.4	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on May 16, 2013 and effective May 28, 2013, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed May 28, 2013.

3.5	Certificate of Correction to the Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on December 19, 2014, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed December 19, 2014.

3.6	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on April 16, 2015 and effective April 20, 2015, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed April 16, 2015.

3.7	Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 30, 2014, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed October 3, 2014.

3.8	Certificate of Designations, Preferences and Rights of the Series G Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 30, 2014, incorporated by reference to Exhibit 3.02 of WPCS International Incorporated’s Current Report on Form 8-K filed October 3, 2014.

3.9	Certificate of Designations, Preferences and Rights of Series F-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on November 20, 2014, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed November 20, 2014.

3.10	Certificate of Designations, Preferences and Rights of Series G-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on November 20, 2014, incorporated by reference to Exhibit 3.02 of WPCS International Incorporated’s Current Report on Form 8-K filed November 20, 2014.

3.11	Certificate of Designations, Preferences and Rights of Series H Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on June 30, 2015, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed July 1, 2015.

3.12	Certificate of Designations, Preferences and Rights of Series H-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on July 14, 2015, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed July 15, 2015.

3.13	Amended and Restated Bylaws of WPCS International Incorporated as of January 12, 2016, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed January 13, 2016.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WPCS INTERNATIONAL INCORPORATED

By:	/s/ Sebastian Giordano
	Name:	Sebastian Giordano
	Title:	Chief Executive Officer

By:	/s/ David Allen
	Name:	David Allen
	Title:	Chief Financial Officer

Date: September 12, 2016

Index to Exhibits

Exhibit Number	Exhibit
3.1	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s registration statement on Form SB-2 filed April 7, 2006.

3.2	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on December 9, 2008, incorporated by reference to Exhibit 3.02 of WPCS International Incorporated’s Annual Report on Form 10-K filed July 29, 2015.

3.3	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on March 4, 2013, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed March 4, 2013.

3.4	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on May 16, 2013 and effective May 28, 2013, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed May 28, 2013.

3.5	Certificate of Correction to the Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on December 19, 2014, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed December 19, 2014.

3.6	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on April 16, 2015 and effective April 20, 2015, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed April 16, 2015.

3.7	Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 30, 2014, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed October 3, 2014.

3.8	Certificate of Designations, Preferences and Rights of the Series G Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 30, 2014, incorporated by reference to Exhibit 3.02 of WPCS International Incorporated’s Current Report on Form 8-K filed October 3, 2014.

3.9	Certificate of Designations, Preferences and Rights of Series F-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on November 20, 2014, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed November 20, 2014.

3.10	Certificate of Designations, Preferences and Rights of Series G-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on November 20, 2014, incorporated by reference to Exhibit 3.02 of WPCS International Incorporated’s Current Report on Form 8-K filed November 20, 2014.

3.11	Certificate of Designations, Preferences and Rights of Series H Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on June 30, 2015, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed July 1, 2015.

3.12

Certificate of Designations, Preferences and Rights of Series H-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on July 14, 2015, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed July 15, 2015.

3.13	Amended and Restated Bylaws of WPCS International Incorporated as of January 12, 2016, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed January 13, 2016.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

