Form 10-Q
period 2016-10-31
WPCS INTERNATIONAL INC
filed 2016-12-15
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

As of December 12, 2016, there were 2,888,659 shares of registrant’s common stock outstanding.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31,	April 30,
	2016	2016

ASSETS
Current assets:
Cash and cash equivalents	$2,070,388	$2,235,597
Accounts receivable, net of allowance of $92,000	3,211,144	2,886,154
Costs and estimated earnings in excess of billings on uncompleted contracts	729,618	357,210
Prepaid expenses and other current assets	113,164	66,256
Total current assets	6,124,314	5,545,217

Property and equipment, net	358,230	237,800

Other assets	19,163	21,162

Total assets	$6,501,707	$5,804,179

LIABILITIES AND EQUITY
Current liabilities:
Current portion of loans payable	$58,139	$53,996
Accounts payable and accrued expenses	2,215,242	2,071,765
Billings in excess of costs and estimated earnings on uncompleted contracts	1,730,996	1,358,289
Total current liabilities	4,004,377	3,484,050

Loans payable, net of current portion	111,305	94,825
Total liabilities	4,115,682	3,578,875

Commitments and contingencies

Stockholders' equity
Preferred stock - $0.0001 par value, 5,000,000 shares authorized at October 31, 2016 and April 30, 2016, respectively
Convertible Series H, 8,500 shares designated, - 1,213 shares issued and outstanding at October 31, 2016 and 2,638 at April 30, 2016, respectively; liquidation preference of $187,000	186,812	406,262
Convertible Series H-1, 9,488 shares designated - 7,919 shares issued and outstanding at October 31, 2016 and 8,119 at April 30, 2016, respectively; liquidation preference of $1,315,000	682,128	699,324
Common stock - $0.0001 par value, 100,000,000 shares authorized, 2,868,659 and 2,691,055 shares issued and outstanding as of October 31, 2016 and April 30, 2016, respectively	287	269
Additional paid-in capital	86,219,242	85,940,389
Accumulated deficit	(84,702,444)	(84,820,940)
Total stockholders' equity	2,386,025	2,225,304

Total liabilities and equity	$6,501,707	$5,804,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	October 31,		October 31,
	2016	2015	2016	2015

Revenue	$4,847,710	$3,824,241	$8,264,163	$8,288,244

Costs and expenses:
Cost of revenue	3,819,187	3,294,565	6,454,695	6,741,768
Selling, general and administrative expenses	1,567,326	2,555,206	2,920,312	3,868,009
Depreciation and amortization	28,029	14,493	48,695	29,462
	5,414,542	5,864,264	9,423,702	10,639,239

Operating loss	(566,832)	(2,040,023)	(1,159,539)	(2,350,995)

Other income (expense):
Interest expense	(1,029)	(606)	(3,010)	(1,498)
Income from Section 16 settlement	-	-	-	400,000
Income from arbitration settlements	30,902	-	1,180,902	-
Other income (expense)	117,947	-	122,434	(2,906)

(Loss) income from continuing operations before income tax provision	(419,012)	(2,040,629)	140,787	(1,955,399)
Income tax provision	(51)	-	2,567	1,099
(Loss) income from continuing operations	(418,961)	(2,040,629)	138,220	(1,956,498)

Discontinued operations:
Income from discontinued operations	-	-	-	41,261
Gain from disposal	-	837,720	-	837,720
Consolidated net (loss) income	(418,961)	(1,202,909)	138,220	(1,077,517)
Net income attributable to noncontrolling interest	-	-	-	16,505
Net (loss) income attributable to WPCS	(418,961)	(1,202,909)	138,220	(1,094,022)
Dividends declared on preferred stock	-	(782,837)	-	(4,369,958)
Deemed dividend on convertible preferred stock, due to beneficial conversion feature	(19,724)	-	(19,724)	(703,770)
Net (loss) income attributable to WPCS common shareholders	$(438,685)	$(1,985,746)	$118,496	$(6,167,750)

Basic (loss) income from continuing operations per common share	$(0.15)	$(1.17)	$0.04	$(3.62)
Basic income from discontinued operations per common share	-	-	-	0.01
Basic gain from disposal	$-	$0.35	$-	$0.43
Basic income from discontinued operations per common share	$-	$0.35	$-	$0.44
Basic (loss) income per common share	$(0.15)	$(0.82)	$0.04	$(3.18)

Diluted (loss) income from continuing operations per common share	$(0.15)	$(1.17)	$0.03	$(3.62)
Diluted income from discontinued operations per common share	-	-	-	0.01
Diluted gain from disposal	$-	$0.35	$-	$0.43
Diluted income from discontinued operations per common share	$-	$0.35	$-	$0.44
Diluted (loss) income per common share	$(0.15)	$(0.82)	$0.03	$(3.18)

Weighted average shares outstanding – basic	2,854,230	2,415,113	2,777,817	1,942,681
Weighted average shares outstanding – diluted	2,854,230	2,415,113	3,790,800	1,942,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	For the three months ended		For the six months ended
	October 31,		October 31,
	2016	2015	2016	2015
Consolidated net (loss) income	$(418,961)	$(1,202,909)	$138,220	$(1,077,517)
Reclassification adjustments of other comprehensive loss on the sale of China operations	-	(349,723)	-	(349,723)
Comprehensive (loss) income attributable to WPCS shareholders	$(418,961)	$(1,552,632)	$138,220	$(1,427,240)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 1, 2016	10,757	$1,105,586	2,691,055	$269	$85,940,389	$(84,820,940)	$2,225,304
Share based compensation	-	-	15,104	2	22,499	-	22,501
Conversion of Series H preferred stock to common stock	(1,425)	(219,450)	142,500	14	219,436	-	0
Conversion of Series H-1 preferred stock to common stock	(200)	(36,920)	20,000	2	36,918	-	-
Deemed dividend on conversion of Series H-1 convertible preferred stock to common stock	-	19,724	-	-	-	(19,724)	-
Net income	-	-	-	-	-	138,220	138,220
Balance, October 31, 2016	9,132	$868,940	2,868,659	$287	$86,219,242	$(84,702,444)	$2,386,025

 The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	October 31,
	2016	2015
Operating activities:
Net income (loss) from operations	$138,220	$(1,956,498)
Consolidated net income from discontinued operations	-	878,981
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	48,695	14,969
Shares based compensation	22,501	1,540,181
Gain on sale of China operations	-	(837,720)
Income on Section 16 settlement	-	(400,000)
Changes in operating assets and liabilities:
Accounts receivable	(324,990)	2,407,532
Costs and estimated earnings in excess of billings on uncompleted contracts	(372,408)	(165,287)
Current assets held for sale	-	(3,853,621)
Prepaid expenses and other current assets	(46,908)	92,677
Other assets	1,999	-
Other assets held for sale	-	(34,523)
Accounts payable and accrued expenses	143,477	(2,653,981)
Current liabilities held for sale	-	2,200,030
Billings in excess of costs and estimated earnings on uncompleted contracts	372,707	203,039
Net cash used in operating activities	(16,707)	(2,564,221)

Investing activities:
Acquisition of property and equipment	(96,475)	-
Proceeds from sale of China operations, net of acquisition cost	-	1,325,744
Net cash (used in) provided by investing activities	(96,475)	1,325,744

Financing activities:
Proceeds from issuance of Series H-1 preferred stock and warrants	-	1,575,000
Borrowings under loan payable obligations	-	7,762
Repayment under loan payable obligations	(52,027)	(10,837)
Repayments under other payable to Zurich	-	(270,000)
Repayments of short term convertible note	-	(4,000)
Net cash (used in) provided by financing activities	(52,027)	1,297,925

Effect of exchange rate changes on cash	-	91,510

Net (decrease) increase in cash and cash equivalents	(165,209)	150,958
Cash and cash equivalents, beginning of the period	2,235,597	2,364,360
Cash and cash equivalents, end of the period	$2,070,388	$2,515,318

The accompanying notes are an integral part of these condensed consolidated financial statements

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the six months ended
	October 31,
	2016	2015
Schedule of non-cash investing and financing activities:
Automobile financing	$72,650	$-
Declaration on preferred dividend payable	$-	$4,369,958
Conversion of dividends payable related to make-whole amount to common stock	$-	$4,104,529
Conversion of dividends payable related to Series F-1 preferred stock	$-	$624,977
Conversion of dividends payable related to Series G-1 preferred stock	$-	$212,113
Conversion of short term convertible note to Series H preferred stock	$-	$1,299,000
Conversion of Series F and F-1 preferred stock through the issuance of common stock	$-	$3,292,741
Conversion of Series G and G-1 preferred stock through the issuance of common stock	$-	$1,351,722
Conversion of Series H preferred stock through the issuance of common stock	$219,450	$865,018
Conversion of Series H-1 preferred stock through the issuance of common stock	$36,920	$-
Deemed dividend on conversion of Series H-1 convertible preferred stock to common stock	$19,724	$-

 The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

The Company currently specializes in low voltage communications, audio-visual and security contracting services, conducting business in one segment at three operation centers, through its wholly-owned domestic subsidiaries, WPCS International - Suisun City, Inc. (“Suisun City Operations”) and WPCS International - Texas Operations, Inc. (“Texas Operations”).

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

Basis of Presentation

The condensed consolidated financial statements of WPCS International Incorporated, a Delaware corporation (“WPCS”) and its wholly and majority-owned subsidiaries, (collectively, the “Company”) included in this Report for the three and six months ended October 31, 2016 and 2015, reflect the accounts of current and former entities as either continued or discontinued operations, as discussed below.

Continuing operations for the three and six months ended October 31, 2016 and 2015 include the results of operations of: (i) WPCS International Incorporated (corporate operating expenses); (ii) Suisun City Operations and the Texas Operations, the Company’s only two active operating subsidiaries; (iii) WPCS Incorporated, an inactive subsidiary; and (iv) WPCS International – Trenton, Inc. (“Trenton Operations”), which operations were closed in September 2013.

Discontinued operations for the three and six months ended October 31, 2015 include the results of WPCS Asia Limited, a 60% joint venture interest in Tai'an AGS Pipeline Construction Co. Ltd. (the “China Operations”). There are no discontinued operations for the three and six months ended October 31, 2016.

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

The results of operations for the three and six months ended October 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 – LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2016, the Company had a working capital surplus of approximately $2,120,000 as compared to a working capital surplus of approximately $2,061,000 at April 30, 2016. The increase in working capital is due primarily to an increase in accounts receivable and cash received for an arbitration settlement, offset by an increase in liabilities and cash used to fund our operating loss.

The Company’s cash and cash equivalents balance at October 31, 2016 was $2,070,000 as compared to $2,236,000 at April 30, 2016.

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

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). This amendment will provide guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the effect that ASU 2016-15 will have on its financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment is effective for the Company in the fiscal year beginning October 1, 2018, but early adoption is permissible. The Company is currently evaluating the potential impact that ASU 2016-18 may have on its financial position and statement of cash flows.

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”), Securities and Exchange Commission (“SEC”) or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Reclassifications

Certain reclassifications have been made in prior years’ condensed consolidated financial statements to conform to the current year’s presentation. These reclassifications reflect the results of the China Operations as discontinued operations for all periods presented.

NOTE 4 – CONCENTRATIONS

Accounts Receivable

The concentration of accounts receivable as of October 31, 2016 and April 30, 2016, respectively are as follows:

	As of
	October 31, 2016	April 30, 2016
Customer A	19%	22%
Customer B	14%	-
Customer C	10%	11%
Customer D	-	37%

The accounts receivable also included retainage receivable of $431,000 and $326,000 at October 31, 2016 and April 30, 2016, respectively, and both the retainage and aged accounts receivable are expected to be collected.

Revenue Recognition

The concentration of revenue recognition for the three and six months ended October 31, 2016 and 2015, respectively are as follows:

	For the three months ended		For the six months ended
	October 31,		October 31,
	2016	2015	2016	2015
Customer A	14%	25%	10%	23%
Customer B	-	-	-	11%
Customer C	11%	-	-	-

NOTE 5 – BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE

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

	For the three months ended		For the six months ended
	October 31,		October 31,
	2016	2015	2016	2015
Numerator:

(Loss) income from continuing operations attributable to WPCS common shareholders	$(438,685)	$(2,823,466)	$118,496	$(7,030,226)
Income from discontinued operations, basic and diluted	-	837,720	-	862,476
Net (loss) income attributable to WPCS common shareholders, basic and diluted	$(438,685)	$(1,985,746)	$118,496	$(6,167,750)

Denominator:

Weighted average shares outstanding - basic	2,854,230	2,415,113	2,777,817	1,942,681
Stock options	-	-	99,783	-
Series H and H-1 convertible preferred stock	-	-	913,200	-
Weighted average shares outstanding - diluted	2,854,230	2,415,113	3,790,800	1,942,681

Basic (loss) income from continuing operations per common share	$(0.15)	$(1.17)	$0.04	$(3.62)
Basic income from discontinued operations per common share	-	0.35	-	0.44
Basic (loss) income per common share	$(0.15)	$(0.82)	$0.04	$(3.18)

Diluted (loss) income from continuing operations per common share	$(0.15)	$(1.17)	$0.03	$(3.62)
Diluted income from discontinued operations per common share	-	0.35	-	0.44
Diluted (loss) income per common share	$(0.15)	$(0.82)	$0.03	$(3.18)

The following securities were excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive.

	As of October 31,
	2016	2015
Common stock equivalents:
Common stock options	852,000	2,724,000
Series G and G-1 preferred stock	-	76,000
Series H and H-1 preferred stock	913,000	1,135,000
Make-whole on preferred shares	-	21,000
Common stock purchase warrants	1,295,000	1,295,000
Totals	3,060,000	5,251,000

NOTE 6 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Costs and estimated earnings on uncompleted contracts consist of the following at October 31, 2016 and April 30, 2016:

	October 31, 2016	April 30, 2016

Costs incurred on uncompleted contracts	$14,244,659	$28,884,776
Estimated contract earnings	2,994,143	4,367,463
	17,238,802	33,252,239
Less: Billings to date	18,240,180	34,253,725
Total	$(1,001,378)	$(1,001,486)

Costs and estimated earnings in excess of billings on uncompleted contracts	$729,618	$357,014
Billings in excess of cost and estimated earnings on uncompleted contracts	1,730,996	1,358,500
Total	$(1,001,378)	$(1,001,486)

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which circumstances requiring the revisions become known. Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion.

NOTE 7 – DISCONTINUED OPERATIONS

The Company previously disclosed the details regarding the sales of its China Operations in its Form 10-K filed for the year ended April 30, 2016. The schedule below shows the results of discontinued operations from China for the three and six months ended October 31, 2016 and 2015.

	For the three months ended		For the six months ended
	October 31,		October 31,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$839,969

Costs and expenses:
Cost of revenue	-	-	-	546,296
Selling, general and administrative expenses	-	-	-	111,324
Depreciation and amortization	-	-	-	80,971
	-	-	-	738,591
Operating income from discontinued operations	-	-	-	101,378

Interest expense	-	-	-	(49,234)
Income from discontinued operations before income tax provision	-	-	-	52,144
Income tax provision	-	-	-	(10,883)
Income from discontinued operations, net of tax	-	-	-	41,261
Gain from disposal		837,720	-	837,720
Total income from discontinued operations	$-	$837,720	$-	$878,981

Due Related Party

As of October 31, 2016 and April 30, 2016, the China Operations had outstanding payables, representing interest accrued on working capital loans and cash provided for the purpose of retiring the short term bank loan in the amounts of $0 and $0, respectively, due on demand to a related party, TGG. This loan, which was paid off at the time of sale of our China Operations was not guaranteed by WPCS. Interest expense for the six months ended October 31, 2015 was immaterial.

The China Operations earned revenue for contracting services provided to TGG (noncontrolling interest in China Operations) and subsidiaries of $0 for the three and six months ended October 31, 2016 and $0 and $212,000 for the three and six months ended October 31, 2015, respectively.

NOTE 8 – INCOME FROM SECTION 16 SETTLEMENT

For the three and six months ended October 31, 2016, the Company received no income from Section 16 settlements. For the same periods in 2015, the Company received $0 and $400,000, respectively, of income from a Section 16 settlement. This income was comprised of forgiveness of certain promissory notes as part of the settlement with a note holder who was a defendant named in a Section 16 litigation brought by a shareholder of WPCS. These settlements resolved all issues related to this litigation.

NOTE 9 – BANK LINE OF CREDIT

On May 20, 2015, the Company entered into an asset-based revolving credit line agreement with a California-based bank, which provides a $1,000,000 line of credit for its Suisun City Operations. The line of credit expires on August 15, 2017, has an interest rate of prime plus 2% and is subject to a monthly borrowing base calculation based upon eligible accounts receivable. The line of credit is secured by all of the assets of the Company. In addition, the line of credit requires our Suisun City Operations to annually comply with certain financial and operational covenants, such as, amongst other things, maintaining a certain quick ratio and a minimum net worth. Suisun City Operations is currently in compliance with all such covenants.

As of the filing date of this report, the Company has not drawn down on the line of credit.

NOTE 10 – LOANS PAYABLE

The following tables summarize outstanding loans payable related to automobile as of October 31, 2016 and April 30, 2016, respectively:

			Carrying Value
		Stated	as of	Estimated Future Payment
	Maturity Date	Interest Rate	October 31, 2016	Within 1 Year	After 1 year
0% automobile loan payable	April 2018 - June 2019	0.0%	$30,000	$13,000	$17,000
4% automobile loan payable	December 2016 - January 2020	4.0%	39,000	21,000	18,000
5% automobile loan payable	January 2020 - February 2020	5.0%	57,000	16,000	41,000
7% automobile loan payable	June 2019	7.0%	26,000	5,000	21,000
8% automobile loan payable	October 2021	8.0%	17,000	3,000	14,000
			$169,000	$58,000	$111,000

			Carrying Value
		Stated	as of	Estimated Future Payment
	Maturity Date	Interest Rate	April 30, 2016	Within 1 Year	After 1 year
0% automobile loan payable	April 2018 - May 2019	0.0%	$25,000	$10,000	$15,000
4% automobile loan payable	August 2016 - January 2020	4.0%	58,000	28,000	30,000
5% automobile loan payable	January 2020 - February 2020	5.0%	66,000	16,000	50,000
			$149,000	$54,000	$95,000

NOTE 11 – STOCKHOLDERS’ EQUITY

Conversion of Preferred Shares

On August 1, 2015, the Company entered into an engagement letter with an investment bank to provide investment advisory services for a period of twelve (12) months, which may be extended by mutual consent of the parties.  The Company agreed to pay a $7,500 monthly fee to the investment bank payable in shares of common stock, calculated based on the closing bid price of the common stock on the trading day immediately prior to date payment is due.  On each date of payment, the common stock is issued in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act of 1933.  The shares issued for the payments due for the period from May 1, 2016 through July 31, 2016 were 15,104, which resulted in $22,501 of expense being recognized in the Condensed Consolidated Statement of Operations for the six months ended October 31, 2016.

The Company did not renew this agreement beyond the July 31, 2016 termination date.

On August 4, 2016, the Company issued 142,500 shares of its common stock upon the conversion of 1,425 shares of Series H Preferred Stock.

On September 14, 2016, the Company issued 20,000 shares of its common stock upon the conversion of 200 shares of Series H-1 Preferred Stock.

NOTE 12 – INCOME FROM ARBITRATION SETTLEMENTS

On June 16, 2016, the Company entered into a global settlement agreement and mutual release to resolve all disputes and claims regarding the construction of the Cooper Medical School at Rowan University, located in Camden, New Jersey, in which the Company served as an electrical prime contractor. As a result of such settlement, the Company received proceeds of $1,150,000 and recorded a gain in the Condensed Consolidated Statement of Operations for the six months ended October 31, 2016. The Cooper Medical School contract was performed under the electrical services segment and is no longer part of the Company’s ongoing operation.

During the quarter ended October 31, 2016 the Company settled an outstanding contract claim for $30,000.

NOTE 13 – SUBSEQUENT EVENTS

On November 18, 2016, the Company issued 20,000 shares of its common stock upon the conversion of 200 shares of Series H-1 Preferred Stock.

On December 13, 2016, the Company received a letter alleging the Company had breached a non-disclosure agreement with Collaboration Solutions, Inc. (“CSI”) by hiring two former employees of CSI and assisting such former employees with violating non-competition agreements and misappropriating trade secrets. CSI is seeking payment of $1,500,000 to settle such claims.  The Company does not believe the allegations in the letter have any merit, and if any actual litigation is commenced, intends to aggressively defend against all such claims that might arise once actual litigation commences.  Notwithstanding the monetary demand set forth in the letter, the extent of the Company’s potential liability in this matter has not yet been determined.

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

Overview

The Company currently specializes in contracting services offering communications, security and audio-visual infrastructure through its Suisun City and Texas Operations. We previously announced that we launched the Texas Operations in San Antonio, Texas in January 2016 and then commenced operations in Dallas, Texas in April 2016. During the quarter ended October 31, 2016, the Texas Operations generated approximately $405,000 in revenue, while incurring approximately $444,000 in selling, general and administrative expenses in starting these two offices. It is our belief that we can develop the Texas Operations and become profitable in those markets through organic growth, although there can be no assurances. Recently, we instituted some changes and cost reductions in the Texas Operations staffing and related expenses to better align our operational costs with short-term projected revenue expectations.

During the second quarter of 2015, we sold our joint venture interest in the former China Operations and therefore, the financial results of the China Operations for the three and six months ended October 31, 2015, are included in the results from discontinued operations in our financial statements.

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

For the three and six months ended October 31, 2016, we generated revenues from continuing operations of $4,848,000 and $8,264,000, respectively as compared to $3,824,000 and $8,288,000, respectively for the same periods in 2015. Our backlog at October 31, 2016 was $16,325,000 as compared to $13,981,000 at October 31, 2015.

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

With regards to our financial results from continuing operations for the quarter ended October 31, 2016, we generated revenue of approximately $4,848,000 as compared to revenue of $3,824,000 for the same period last year. This $1,024,000 increase in revenue was due primarily to a $618,000 increase in revenue in our Suisun City Operations and by adding approximately $405,000 in revenue from our newly established Texas Operations. As such, the composition of our current revenue is less reliant on one large customer contract than had been the case during previous fiscal quarters.

We generated a net loss to common shareholders for the three months ended October 31, 2016 of approximately $439,000, or ($0.15) per common share, which includes: (i) income from our Suisun City Operations of approximately $380,000, (ii) a loss from our corporate division of approximately $441,000, which is comprised of corporate expenses of approximately $549,000 offset by a gain on settlement of accounts payable of $108,000; and (iii) a loss from our Texas Operations of approximately $358,000.

The net loss to common shareholders for the three months ended October 31, 2016 compares to a net loss of approximately $1,985,000, or ($1.17) per common share for the three months ended October 31, 2015, which includes: (i) a loss from operations of approximately $2,041,000; (ii) a gain from discontinued China Operations of approximately $838,000; and (ii) approximately $783,000 of non-cash dividends declared on preferred stock.

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

Results of Operations for the Three Months Ended October 31, 2016 Compared to the Three Months Ended October 31, 2015

	For the three months ended
	October 31,
	2016		2015

Revenue	$4,847,710	100.0%	$3,824,241	100.0%

Costs and expenses:
Cost of revenue	3,819,187	78.8%	3,294,565	86.1%
Selling, general and administrative expenses	1,567,326	32.3%	2,555,206	66.8%
Depreciation and amortization	28,029	0.6%	14,493	0.4%
	5,414,542	111.7%	5,864,264	153.3%

Operating loss	(566,832)	-11.7%	(2,040,023)	-53.3%

Other income (expense):
Interest expense	(1,029)	0.0%	(606)	0.0%
Income from arbitration settlement	30,902	0.6%	-	0.0%
Other income	117,947	2.4%	-	0.0%

Loss from continuing operations before income tax provision	(419,012)	-8.6%	(2,040,629)	-53.4%
Income tax provision	(51)	0.0%	-	0.0%
Loss from continuing operations	(418,961)	-8.6%	(2,040,629)	-53.4%

Discontinued operations:
Gain from disposal	-	0.0%	837,720	21.9%
Net loss attributable to WPCS	(418,961)	-8.6%	(1,202,909)	-31.5%
Dividends declared on preferred stock	-	0.0%	(782,837)	-20.5%
Deemed dividend on convertible preferred stock, due to beneficial conversion feature	(19,724)	-0.4%	-	0.0%
Net loss attributable to WPCS common shareholders	$(438,685)	-9.0%	$(1,985,746)	-52.0%

Operating Loss

The Company had an operating loss of approximately $567,000 for the three months ended October 31, 2016. This quarter’s operating loss was comprised primarily of $338,000 in operating income from Suisun City Operations, which was offset by an operating loss of approximately $357,000 from our Texas Operations and $548,000 of corporate overhead expenses. For the three months ended October 31, 2015, the Company had an operating loss of approximately $2,040,000 which was comprised primarily of $55,000 in operating income from Suisun City Operations and which was offset by approximately $2,095,000 of corporate overhead. The details of the operating loss are as follows:

Revenue

Revenue for the three months ended October 31, 2016 increased $1,024,000, or 26.8%, to $4,848,000, as compared to $3,824,000 for same period last year due to an approximately $618,000 increase in revenue in Suisun City Operations and by an approximately $405,000 increase in revenue from our newly established Texas Operations. This increase in the Suisun City and Texas Operations’ revenue was primarily the result of addition of lower revenue contracts thereby minimizing our reliance on a few large customers.

Cost of Revenue

Cost of revenue, which consists of direct costs on contracts: materials, direct labor, third party subcontractor services, union benefits and other overhead costs increased $525,000, or 16%, to $3,819,000, or 78.8% of revenue, for the three months ended October 31, 2016, as compared to $3,295,000, or 86.1% of revenue, for the same period in 2015.This decrease in the cost of sales as a percentage of revenue (increase in gross margin)is due to the increase in the number of contracts we are entering into that provide lower revenue but higher margin.

Selling, General and Administrative Expenses

For the three months ended October 31, 2016, total selling, general and administrative expenses decreased $988,000 or 39% to $1,567,000 as compared to $2,555,000 for the same period in 2015, which was primarily due to $443,000 of increased expenses in our newly established Texas Operations and increase in expense in our Suisun Operations of $115,000 but offset by lower corporate expenses of $1,547,000. The Texas Operations did not have expenses during the three months ended October 31, 2015, the increase in expenses at our Suisun Operation were primarily due to increase salary expense for the addition of business development personnel while the lower corporate overhead was comprised primarily of lower stock option compensation expense.

Depreciation and Amortization

For the three months ended October 31, 2016, depreciation and amortization was approximately $28,000 as compared to approximately $14,000 for the same quarter in 2015, due primarily to the addition of vehicles and office furniture in our Texas Operations.

Loss from Continuing Operations

The Company had a net loss from continuing operations of $419,000 for the three months ended October 31, 2016 as compared to a loss of $2,041,000 for the same period in 2015. Loss from continuing operations is determined by adjusting the operating loss by the following items:

Interest Expense

For the three months ended October 31, 2016 and 2015, interest expense was approximately $1,000 and $1,000, respectively.

Income from Arbitration Settlement

During the quarter ended October 31, 2016, the Company received $30,000 in connection with a settlement of an outstanding contract dispute in our Suisun Operations.

Other Income

During the quarter ended October 31, 2016, the Company recognized $118,000 in other income upon the negotiated settlement of certain accounts payable to an outside vendor.

Net (Loss) Income Attributable to WPCS Common Shareholders

The Company incurred a net loss attributable to WPCS common shareholders of $439,000 for the three months ended October 31, 2016 as compared to a net loss attributable to WPCS common shareholders of $1,986,000 for the same period in 2015. The following items are the adjustments to the loss from continuing operations that result in determining the net loss attributable to WPCS common shareholders:

Income From Discontinued Operations

As a result of the sale of the China Operations, we have recorded all activity related to that operation as income from discontinued operations. The cumulative effect is no income or loss for the three months ended October 31, 2016 as compared to a gain on disposal of $838,000 for the same period in 2015.

Dividends Declared on Preferred Stock

As a result of the issuance of preferred stock, we declared dividends and make-whole dividends of $0 for the three months ended October 31, 2016 as compared to $783,000 for the same period in 2015. These dividends are non-cash and were paid in common shares. As of December 31, 2015, the Company is no longer required to pay any such dividends on any outstanding preferred stock. In addition, as a result of the conversion of some of our Series H-1 preferred shares during the three months ended October 31, 2016 we recognized deemed dividends due to the beneficial conversion feature associated with the shares converted.

Results of Operations for the Six Months Ended October 31, 2016 Compared to the Six Months Ended October 31, 2015

	For the six months ended
	October 31,
	2016		2015

Revenue	$8,264,163	100.0%	$8,288,244	100.0%

Costs and expenses:
Cost of revenue	6,454,695	78.1%	6,741,768	81.3%
Selling, general and administrative expenses	2,920,312	35.3%	3,868,009	46.7%
Depreciation and amortization	48,695	0.6%	29,462	0.4%
	9,423,702	114.0%	10,639,239	128.4%

Operating loss	(1,159,539)	-14.0%	(2,350,995)	-28.4%

Other income (expense):
Interest expense	(3,010)	0.0%	(1,498)	0.0%
Income from Section 16 settlement	-	0.0%	400,000	4.8%
Income from Arbitration settlement	1,180,902	14.2%	-	0.0%
Other income (expense)	122,434	1.5%	(2,906)	0.0%

Income (loss) from continuing operations before income tax provision	140,787	1.7%	(1,955,399)	-23.6%
Income tax provision	2,567	0.0%	1,099	0.0%
Income (loss) from continuing operations	138,220	1.7%	(1,956,498)	-23.6%

Discontinued operations:
Income from discontinued operations	-	0.0%	41,261	0.5%
Gain from disposal	-	0.0%	837,720	10.1%
Consolidated net income (loss)	138,220	1.7%	(1,077,517)	-13.0%
Net income attributable to noncontrolling interest	-	0.0%	16,505	0.2%
Net income (loss) attributable to WPCS	138,220	1.7%	(1,094,022)	-13.2%
Dividends declared on preferred stock	-	0.0%	(4,369,958)	-52.7%
Deemed dividend on convertible preferred stock, due to beneficial conversion feature	(19,724)	-0.3%	(703,770)	-8.5%
Net income (loss) attributable to WPCS common shareholders	$118,496	1.4%	$(6,167,750)	-74.4%

Operating Loss

The Company had an operating loss of approximately $1,160,000 for the six months ended October 31, 2016. This period’s operating loss was comprised primarily of $546,000 in operating income from Suisun City Operations, which was offset by an operating loss of approximately $663,000 from our Texas Operations and $1,043,000 of corporate overhead expenses. For the six months ended October 31, 2015, the Company had an operating loss of approximately $2,351,000 which was comprised primarily of $600,000 in operating income from Suisun City Operations and which was offset by approximately $2,951,000 of corporate overhead. The Company did not have Texas Operations in 2015. The details of the operating loss are as follows:

Revenue

Revenue for the six months ended October 31, 2016 decreased $24,000, or less than 1%, to $8,264,000, as compared to $8,288,000 for same period last year due to an approximately $692,000 decrease in revenue in Suisun City Operations offset by an approximately $668,000 increase in revenue from our newly established Texas Operations. This decrease in the Suisun City revenue was due primarily to lower sales in the first few months of the period and, as disclosed earlier in this section, our three-month operating results as of October 31, 2016 for the Suisun City Operations shows increased revenue.

Cost of Revenue

Cost of revenue, which consists of direct costs on contracts: materials, direct labor, third party subcontractor services, union benefits and other overhead costs decreased $287,000, or 4.3%, to $6,455,000, or 78.1% of revenue, for the six months ended October 31, 2016, as compared to $6,742,000, or 81.3% of revenue, for the same period in 2015. This decrease in the cost of sales as a percentage of revenue (higher gross margin) is due to the increase in the number of contracts we are entering into that provide lower revenue but higher margin.

Selling, General and Administrative Expenses

For the six months ended October 31, 2016, total selling, general and administrative expenses decreased $948,000 or 24.5% to $2,920,000 as compared to $3,868,000 for the same period in 2015, which was primarily due to $811,000 of increased expenses in our newly established Texas Operations and increase in expense in our Suisun Operations of $148,000 but offset by lower corporate expenses of $1,907,000. The Texas Operations did not have expenses during the six months ended October 31, 2015, the increase in expenses at our Suisun Operation were primarily due to increase salary expense for the addition of business development personnel, while the lower corporate overhead was comprised primarily of lower stock option compensation expense and professional fees.

Depreciation and Amortization

For the six months ended October 31, 2016, depreciation and amortization was approximately $49,000 as compared to approximately $29,000 for the same period in 2015, due primarily to the addition of vehicles and office furniture in our Texas Operations.

Income (Loss) from Continuing Operations

The Company had net income from continuing operations of $138,000 for the six months ended October 31, 2016 as compared to a loss of $1,956,000 for the same period in 2015. Income (loss) from continuing operations is determined by adjusting the operating loss by the following items:

Interest Expense

For the six months ended October 31, 2016 and 2015, interest expense was approximately $3,000 and $1,000, respectively.

Income from Section 16 Settlement

During the six months ended October 31, 2016 and 2015, the Company recorded income of $0 and $400,000, respectively, for forgiveness of certain promissory notes as part of the settlements with certain note holders who were the remaining defendants named in a Section 16 litigation brought by a shareholder of WPCS.

Income from Arbitration Settlement

During the six months ended October 31, 2016, the Company received $1,150,000 in connection with a global settlement agreement and mutual release to resolve all existing disputes and claims regarding the construction of the Cooper Medical School at Rowan University, located in Camden, New Jersey, in which the Company served as an electrical prime contractor.

During the six months ended October 31, 2016, the Company received $30,000 in connection with a settlement of an outstanding contract in our Suisun Operations.

Other Income (Expense)

During the six months ended October 31, 2016, the Company recognized $118,000 in other income upon the negotiated settlement of certain accounts payable to an outside vendor and miscellaneous other income of approximately $4,000.

Net Income (Loss) Attributable to WPCS Common Shareholders

The Company had net income attributable to WPCS common shareholders of $118,000 for the six months ended October 31, 2016 as compared to a net loss attributable to WPCS common shareholders of $6,168,000 for the same period in 2015. The following items are the adjustments to the loss from continuing operations that result in determining the net loss attributable to WPCS common shareholders:

Income From Discontinued Operations

As a result of the sale of the China Operations, we have recorded all activity related to that operation as income from discontinued operations. The cumulative effect is no income or loss for the six months ended October 31, 2016 as compared to net income and a gain on disposal of $879,000 for the same period in 2015.

Dividends Declared on Preferred Stock

As a result of the issuance of preferred stock, we declared dividends and make-whole dividends of $0 for the six months ended October 31, 2016 as compared to $4,370,000 for the same period in 2015. These dividends are non-cash and were paid in common shares. As of December 31, 2015, the Company is no longer required to pay any such dividends on any outstanding preferred stock. In addition, as a result of the issuance and conversion of some of our Series H-1 preferred shares during the six months ended October 31, 2016 and 2015 we recognized deemed dividends of $19,724 and $704,000, respectively due to the beneficial conversion feature associated with these shares.

Effects of Inflation

Inflation has not had a material impact on our business.

Liquidity and Capital Resources as of October 31, 2016

As of October 31, 2016, we had working capital of approximately $2,120,000, which consisted of current assets of approximately $6,124,000 and current liabilities of approximately $4,004,000. This compares to working capital of approximately $2,061,000 at April 30, 2016. The current liabilities as presented in the balance sheet at October 31, 2016 primarily include approximately $2,215,000 of accounts payable and accrued expenses and approximately $1,730,000 of billings in excess of costs and estimated earnings on uncompleted contracts.

Our cash and cash equivalents balance at October 31, 2016 was approximately $2,070,000.

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

Backlog

As of October 31, 2016, we had a backlog of unfilled orders of approximately $16,325,000 as compared to approximately $13,200,000 at April 30, 2016. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of October 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 13, 2016, the Company received a letter alleging the Company had breached a non-disclosure agreement with Collaboration Solutions, Inc. (“CSI”) by hiring two former employees of CSI and assisting such former employees with violating non-competition agreements and misappropriating trade secrets. CSI is seeking payment of $1,500,000 to settle such claims.  The Company does not believe the allegations in the letter have any merit, and if any actual litigation is commenced, intends to aggressively defend against all such claims that might arise once actual litigation commences.  Notwithstanding the monetary demand set forth in the letter, the extent of the Company’s potential liability in this matter has not yet been determined.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 14, 2016, the Company issued 20,000 shares of its common stock in a transaction that was not registered under the Securities Act of 1933. The shares of common stock were issued upon the conversion of 200 shares of Series H-1 Convertible Preferred Stock and were issued in reliance upon the exemption from registration in Section 3(a)(9) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b)	There were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors during the quarter ended October 31, 2016.

ITEM 6. EXHIBITS

3.1	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s registration statement on Form SB-2 filed April 7, 2006.

3.2	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on December 9, 2008, incorporated by reference to Exhibit 3.02 of WPCS International Incorporated’s Annual Report on Form 10-K filed July 29, 2015.

3.3	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on March 4, 2013, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed March 4, 2013.

3.4	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on May 16, 2013 and effective May 28, 2013, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed May 28, 2013.

3.5	Certificate of Correction to the Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on December 19, 2014, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed December 19, 2014.

3.6	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on April 16, 2015 and effective April 20, 2015, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed April 16, 2015.

3.7	Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 30, 2014, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed October 3, 2014.

3.8	Certificate of Designations, Preferences and Rights of the Series G Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 30, 2014, incorporated by reference to Exhibit 3.02 of WPCS International Incorporated’s Current Report on Form 8-K filed October 3, 2014.

3.9	Certificate of Designations, Preferences and Rights of Series F-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on November 20, 2014, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed November 20, 2014.

3.10	Certificate of Designations, Preferences and Rights of Series G-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on November 20, 2014, incorporated by reference to Exhibit 3.02 of WPCS International Incorporated’s Current Report on Form 8-K filed November 20, 2014.

3.11	Certificate of Designations, Preferences and Rights of Series H Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on June 30, 2015, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed July 1, 2015.

3.12	Certificate of Designations, Preferences and Rights of Series H-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on July 14, 2015, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed July 15, 2015.

3.13	Amended and Restated Bylaws of WPCS International Incorporated as of January 12, 2016, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed January 13, 2016.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WPCS INTERNATIONAL INCORPORATED

By:	/s/ Sebastian Giordano
	Name:	Sebastian Giordano
	Title:	Chief Executive Officer

By:	/s/ David Allen
	Name:	David Allen
	Title:	Chief Financial Officer

Date: December 14, 2016

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

