Form 10-Q
period 2017-01-31
WPCS INTERNATIONAL INC
filed 2017-03-15
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

As of March 14, 2017, there were 3,352,159 shares of registrant’s common stock outstanding.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	January 31,	April 30,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$2,340,707	$2,235,597
Accounts receivable, net of allowance of $206,000 and $92,000 at January 31, 2017 and April 30, 2016, respectively	3,662,932	2,886,154
Costs and estimated earnings in excess of billings on uncompleted contracts	330,724	357,210
Prepaid expenses and other current assets	124,330	66,256
Total current assets	6,458,693	5,545,217

Property and equipment, net	380,980	237,800

Other assets	14,305	21,162

Total assets	$6,853,978	$5,804,179

LIABILITIES AND EQUITY
Current liabilities:
Current portion of loans payable	$62,588	$53,996
Accounts payable and accrued expenses	1,810,015	2,071,765
Billings in excess of costs and estimated earnings on uncompleted contracts	2,481,122	1,358,289
Total current liabilities	4,353,725	3,484,050

Loans payable, net of current portion	139,564	94,825
Total liabilities	4,493,289	3,578,875

Commitments and contingencies

Stockholders' equity
Preferred stock - $0.0001 par value, 5,000,000 shares authorized at January 31, 2017 and April 30, 2016, respectively
Convertible Series H, 8,500 shares designated - 8 and 2,638 shares issued and outstanding at January 31, 2017 and April 30, 2016, respectively; liquidation preference of $1,000	1,242	406,262
Convertible Series H-1, 9,488 shares designated, - 4,289 and 8,119 shares issued and outstanding at January 31, 2017 and April 30, 2016, respectively; liquidation preference of $712,000	437,530	699,324
Convertible Series H-2, 3,500 shares designated, - 3,305 and 0 shares issued and outstanding at January 31, 2017 and April 30, 2016, respectively; liquidation preference of $400,000	230,721	-
Common stock - $0.0001 par value, 100,000,000 shares authorized, 3,352,159 and 2,691,055 shares issued and outstanding as of January 31, 2017 and April 30, 2016, respectively	335	269
Additional paid-in capital	87,389,538	85,940,389
Accumulated deficit	(85,698,677)	(84,820,940)
Total stockholders' equity	2,360,689	2,225,304

Total liabilities and equity	$6,853,978	$5,804,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	January 31,		January 31,
	2017	2016	2017	2016

Revenue	$4,263,709	$3,317,636	$12,527,872	$11,605,880

Costs and expenses:
Cost of revenue	3,235,871	2,521,627	9,690,566	9,263,395
Selling, general and administrative expenses	1,465,550	1,602,751	4,385,862	5,470,760
Depreciation and amortization	35,219	16,075	83,914	45,537
	4,736,640	4,140,453	14,160,342	14,779,692

Operating loss	(472,931)	(822,817)	(1,632,470)	(3,173,812)

Other income (expense):
Interest expense	(2,430)	(523)	(5,440)	(2,021)
Income from Section 16 settlement	-	-	-	400,000
Income from arbitration settlement	-	-	1,180,902	-
Other income	20,394	4,871	142,828	1,965

Loss from continuing operations before income tax provision	(454,967)	(818,469)	(314,180)	(2,773,868)
Income tax provision	-	607	2,567	1,706
Loss from continuing operations	(454,967)	(819,076)	(316,747)	(2,775,574)

Discontinued operations:
Income from discontinued operations	-	-	-	41,261
Gain from disposal	-	-	-	837,720
Consolidated net income (loss)	(454,967)	(819,076)	(316,747)	(1,896,593)
Net income attributable to noncontrolling interest	-	-	-	16,505
Net loss attributable to WPCS	(454,967)	(819,076)	(316,747)	(1,913,098)
Dividends declared on preferred stock	-	(372,810)	-	(4,742,768)
Deemed dividend on convertible preferred stock, due to beneficial conversion feature	(541,266)	(40,729)	(560,990)	(744,499)
Net loss attributable to WPCS common shareholders	$(996,233)	$(1,232,615)	$(877,737)	$(7,400,365)

Basic and diluted loss from continuing operations per common share	$(0.33)	$(0.47)	$(0.31)	$(3.82)
Basic and diluted income from discontinued operations per common share	-	-	-	0.01
Basic and diluted net loss per common share	$(0.33)	$(0.47)	$(0.31)	$(3.81)

Basic and diluted weighted average number of common shares outstanding	2,976,670	2,597,952	2,844,101	2,161,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	For the three months ended		For the nine months ended
	January 31,		January 31,
	2017	2016	2017	2016
Consolidated net loss	$(454,967)	$(819,076)	$(316,747)	$(1,896,593)
Reclassification adjustments of other comprehensive loss on the sale of China operations	-	-	-	(349,723)
Comprehensive loss attributable to WPCS shareholders	$(454,967)	$(819,076)	$(316,747)	$(2,246,316)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 1, 2016	10,757	$1,105,586	2,691,055	$269	$85,940,389	$(84,820,940)	$2,225,304
Share based compensation	-	-	15,104	2	22,499	-	22,501
Issuance of Series H-2 preferred stock and warrants for cash	3,305	461,969	-	-	(32,338)	-	429,631
Issuance of warrants with Series H-2 preferred stock	-	(231,248)	-	-	231,248	-	-
Beneficial conversion feature of Series H-2 convertible preferred stock	-	(183,284)	-	-	183,284	-	-
Deemed dividends related to immediate accretion of beneficial conversion feature of Series H-2 convertible preferred stock	-	183,284	-	-	-	(183,284)	-
Conversion of Series H preferred stock to common stock	(2,630)	(405,020)	263,000	26	404,994	-	-
Conversion of Series H-1 preferred stock to common stock	(3,830)	(639,500)	383,000	38	639,462	-	-
Deemed dividend on conversion of Series H-1 convertible preferred stock to common stock	-	377,706	-	-	-	(377,706)	-
Net income	-	-	-	-	-	(316,747)	(316,747)
Balance, January 31, 2017	7,602	$669,493	3,352,159	$335	$87,389,538	$(85,698,677)	$2,360,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	January 31,
	2017	2016
Operating activities:
Net loss from operations	$(316,747)	$(2,775,574)
Consolidated net income from discontinued operations	-	878,981
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation and amortization	83,914	45,537
Shares based compensation	22,501	2,219,068
Gain on sale of China operations	-	(837,720)
Income on Section 16 settlement	-	(400,000)
Changes in operating assets and liabilities:
Accounts receivable	(776,778)	2,725,507
Costs and estimated earnings in excess of billings on uncompleted contracts	26,486	4,387
Current assets held for sale	-	(3,853,621)
Prepaid expenses and other current assets	(58,074)	66,211
Other assets	6,857	(2,110)
Other assets held for sale	-	(34,523)
Accounts payable and accrued expenses	(261,750)	(3,149,544)
Current liabilities held for sale	-	2,200,030
Billings in excess of costs and estimated earnings on uncompleted contracts	1,122,833	374,840
Net cash used in operating activities	(150,758)	(2,538,531)

Investing activities:
Acquisition of property and equipment	(104,069)	(109,851)
Proceeds from sale of China operations, net of acquisition cost	-	1,325,744
Net cash (used in) provided by investing activities	(104,069)	1,215,893

Financing activities:
Proceeds from issuance of Series H-1 preferred stock and warrants	-	1,575,000
Proceeds from issuance of Series H-2 preferred stock and warrants	429,631	-
Borrowings under loan payable obligations	-	99,369
Repayment under loan payable obligations	(69,694)	(35,304)
Repayments under other payable to Zurich	-	(360,000)
Repayments of short term convertible note	-	(4,000)
Net cash provided by financing activities	359,937	1,275,065

Effect of exchange rate changes on cash	-	91,510

Net increase in cash and cash equivalents	105,110	43,937
Cash and cash equivalents, beginning of the period	2,235,597	2,364,360
Cash and cash equivalents, end of the period	$2,340,707	$2,408,297

The accompanying notes are an integral part of these condensed consolidated financial statements

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the nine months ended
	January 31,
	2017	2016
Schedule of non-cash investing and financing activities:
Automobile financing	$123,025	$-
Declaration on preferred dividend payable	$-	$4,742,768
Issuance of warrants with Series H-2 preferred stock	$231,248	$-
Beneficial conversion feature of Series H-2 convertible preferred stock	$183,284	$-
Deemed dividends related to immediate accretion of beneficial conversion feature of Series H-2 convertible preferred stock	$183,284	$-
Conversion of dividends payable related to make-whole amount to common stock	$-	$4,457,356
Conversion of dividends payable related to Series F-1 preferred stock	$-	$624,977
Conversion of dividends payable related to Series G-1 preferred stock	$-	$337,981
Conversion of short term convertible note to Series H preferred stock	$-	$1,299,000
Conversion of Series F and F-1 preferred stock through the issuance of common stock	$-	$3,292,741
Conversion of Series G and G-1 preferred stock through the issuance of common stock	$-	$1,827,927
Conversion of Series H preferred stock through the issuance of common stock	$405,020	$892,680
Conversion of Series H-1 preferred stock through the issuance of common stock	$639,500	$75,000
Deemed dividend on conversion of Series H-1 convertible preferred stock to common stock	$377,706	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

WPCS International Incorporated, a Delaware corporation (“WPCS”) and its wholly and majority-owned subsidiaries (collectively, the “Company”) currently specializes in low voltage communications, audio-visual and security contracting services, conducting business in one segment at one operations center, through its wholly-owned domestic subsidiary, WPCS International - Suisun City, Inc. (“Suisun City Operations”). During the quarter ended January 31, 2017 the Company began winding down its operations from its wholly-owned Texas subsidiary, WPCS International-Texas, Inc. (“Texas Operations”).

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

Basis of Presentation

The condensed consolidated financial statements of WPCS and its wholly and majority-owned subsidiaries included in this Report for the three and nine months ended January 31, 2017 and 2016, reflect the accounts of current and former entities as either continued or discontinued operations, as discussed below.

Continuing operations for the three and nine months ended January 31, 2017 and 2016 include the results of operations of: (i) WPCS (which primarily reflects corporate operating expenses and nonoperating income); (ii) Suisun City Operations and the Texas Operations, (the Texas Operations were closed in February 2017and therefore the Suisun Operation remains the Company’s only active operating subsidiary); (iii) WPCS Incorporated, an inactive subsidiary; and (iv) WPCS International – Trenton, Inc. (“Trenton Operations”), which operations were closed in September 2013.

Discontinued operations for the three and nine months ended January 31, 2016 include the results of WPCS Asia Limited, a 60% joint venture interest in Tai'an AGS Pipeline Construction Co. Ltd. (the “China Operations”). There are no discontinued operations for the three and nine months ended January 31, 2017.

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

The results of operations for the three and nine months ended January 31, 2017 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 – LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2017, the Company had a working capital surplus of approximately $2,105,000 and cash and cash equivalents of approximately $2,341,000. The increase in working capital from April 30, 2016 is due primarily to an increase in accounts receivable and cash received for an arbitration settlement, offset by an increase in liabilities and cash used to fund our operating loss.

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

Adoption of Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, that requires management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued or available to be issued on both an interim and annual basis. Management is required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The Company adopted ASU 2014-15 as of January 31, 2017, and its adoption did not have any significant impact on the Company’s financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance as of January 31, 2017 on a prospective basis, and its adoption did not have any significant impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses specific cash flow classification issues where there is currently diversity in practice including debt prepayment and proceeds from the settlement of insurance claims. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company elected to early adopt ASU 2016-15 effective as of January 31, 2017. The adoption of ASU 2016-15 did not impact our results of operations or cash flows.

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows - Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company elected to early adopt ASU 2016-18 including retrospective adoption for all prior periods. The impact of the adoption of ASU 2016-18 is the addition of a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments of ASU 2014-09 were effective for reporting periods beginning after December 15, 2016, with early adoption prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.

Subsequent to issuing ASU 2014-09, the FASB issued the following amendments concerning the adoption and clarification of ASU 2014-09. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date” (“ASU 2015-14”), which deferred the effective date one year. As a result, the amendments of ASU 2014-09 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08 “Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. ASU 2016-08 clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU No. 2016-10 “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The Company is currently evaluating the potential impact the adoption of these ASUs may have on its financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendment is to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in ASU 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2016. The Company will adopt this guidance as of and for the year ended April 30, 2017. The Company does not expect the adoption of ASU 2016-09 to have a material impact on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued an ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of adopting this guidance.

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

NOTE 4 – CONCENTRATIONS

Accounts Receivable

The concentration of accounts receivable as of January 31, 2017 and April 30, 2016, respectively are as follows:

	As of
	January 31, 2017	April 30, 2016
Customer A	16%	-
Customer B	10%	21%
Customer C	-	10%
Customer D	-	34%

The accounts receivable also included retainage receivable of $646,000 and $326,000 at January 31, 2017 and April 30, 2016, respectively, and both the retainage and aged accounts receivable are expected to be collected.

Revenue Recognition

The concentration of revenue recognition for the three and nine months ended January 31, 2017 and 2016, respectively are as follows:

	For the three months ended		For the nine months ended
	January 31,		January 31,
	2017	2016	2017	2016
Customer A	20%	-	13%	9%
Customer B	-	-	-	11%
Customer C	-	11%	-	-
Customer D	13%	-	-	-

-	Represents less than 10%

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

	As of January 31,
	2017	2016
Common stock equivalents:

Common stock options	2,422,000	2,824,000
Series H, H-1 and H-2 preferred stock	760,000	1,076,000
Common stock purchase warrants	1,791,000	1,295,000
Totals	4,973,000	5,195,000

NOTE 6 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Costs and estimated earnings on uncompleted contracts consist of the following at January 31, 2017 and April 30, 2016:

	January 31, 2017	April 30, 2016

Costs incurred on uncompleted contracts	$17,338,966	$28,884,776
Estimated contract earnings	3,937,103	4,367,463
	21,276,069	33,252,239
Less: Billings to date	23,426,467	34,253,318
Total	$(2,150,398)	$(1,001,079)

Costs and estimated earnings in excess of billings on uncompleted contracts	$330,724	$357,210
Billings in excess of cost and estimated earnings on uncompleted contracts	2,481,122	1,358,289
Total	$(2,150,398)	$(1,001,079)

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which circumstances requiring the revisions become known. Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion.

NOTE 7 – DISCONTINUED OPERATIONS

The Company previously disclosed the details regarding the sales of its China Operations in its Form 10-K filed for the year ended April 30, 2016. The schedule below shows the results of discontinued operations from China for the three and nine months ended January 31, 2016.

	For the three months ended	For the nine months ended
	January 31,	January 31,
	2016	2016

Revenue	$-	$839,969

Costs and expenses:
Cost of revenue	-	546,296
Selling, general and administrative expenses	-	111,324
Depreciation and amortization	-	80,971
	-	738,591
Operating income from discontinued operations	-	101,378

Interest expense	-	(49,234)
Income from discontinued operations before income tax provision	-	52,144
Income tax provision	-	(10,883)
Income from discontinued operations, net of tax	-	41,261
Gain from disposal	-	837,720
Total income from discontinued operations	$-	$878,981

Due to Related Party

The China Operations earned revenue for contracting services provided to TGG (noncontrolling interest in China Operations) and subsidiaries of $0 for the three and nine months ended January 31, 2017 and $0 and $212,000 for the three and nine months ended January 31, 2016, respectively.

NOTE 8 – INCOME FROM SECTION 16 SETTLEMENT

For the three and nine months ended January 31, 2016, the Company received $0 and $400,000, respectively, of income from a Section 16 settlement. This income was comprised of forgiveness of certain promissory notes as part of the settlement with a note holder who was a defendant named in a Section 16 litigation brought by a shareholder of WPCS. These settlements resolved all issues related to this litigation.

NOTE 9 – BANK LINE OF CREDIT

On May 20, 2015, the Company entered into an asset-based revolving credit line agreement with a California-based bank, which provides a $1,000,000 line of credit for its Suisun City Operations. The line of credit expires on August 15, 2017, has an interest rate of prime plus 2% and is subject to a monthly borrowing base calculation based upon eligible accounts receivable. As of January 31, 2017, the monthly borrowing base calculation supported the full $1.0 million line of credit. The line of credit is secured by all of the assets of the Company. In addition, the line of credit requires our Suisun City Operations to annually comply with certain financial and operational covenants, such as, amongst other things, maintaining a certain quick ratio and a minimum net worth. The Suisun City Operations is currently in compliance with all such covenants.

As of the filing date of this report, the Company has not drawn down on the line of credit.

NOTE 10 – LOANS PAYABLE

The following tables summarize outstanding loans payable related to automobiles as of January 31, 2017 and April 30, 2016, respectively:

			Carrying Value
		Stated	as of	Estimated Future Payment
	Maturity Date	Interest Rate	January 31, 2017	Within 1 Year	After 1 year
0% automobile loan payable	April 2018 - June 2019	0.0%	$26,000	$13,000	$14,000
1% automobile loan payable	November 2022	1.0%	24,000	4,000	20,000
3% automobile loan payable	November 2022	3.0%	25,000	5,000	20,000
4% automobile loan payable	December 2016 - January 2020	4.0%	32,000	15,000	17,000
5% automobile loan payable	January 2020 - February 2020	5.0%	54,000	17,000	37,000
7% automobile loan payable	June 2019	7.0%	25,000	5,000	20,000
8% automobile loan payable	October 2021	8.0%	16,000	3,000	13,000
			$202,000	$62,000	$141,000

			Carrying Value
		Stated	as of	Estimated Future Payment
	Maturity Date	Interest Rate	April 30, 2016	Within 1 Year	After 1 year
0% automobile loan payable	April 2018 - May 2019	0.0%	$25,000	$10,000	$15,000
4% automobile loan payable	August 2016 - January 2020	4.0%	58,000	28,000	30,000
5% automobile loan payable	January 2020 - February 2020	5.0%	66,000	16,000	50,000
			$149,000	$54,000	$95,000

NOTE 11 – STOCKHOLDERS’ EQUITY

Conversion of Preferred Shares – Series H and H-1

For the nine months ended January 31, 2017, holders of the Company’s Series H Convertible Preferred Stock (“Series H Shares”) have converted 2,630 Series H Shares into 263,000 shares of common stock.

For the nine months ended January 31, 2017, holders of the Company’s Series H-1 Convertible Preferred Stock (“Series H-1 Shares”) have converted 3,830 Series H-1 Shares into 383,000 shares of common stock. The conversion of these Series H-1 Shares resulted in a deemed dividend of $378,000 due to the beneficial conversion feature associated with the shares converted.

Issuance of Preferred Shares – Series H-2

On December 21, 2016, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with two investors pursuant to which the Company issued to the investors an aggregate of 3,305 shares of Series H-2 Preferred Convertible Stock of the Company, par value $0.0001 per share (“Series H-2 Shares”), and warrants to purchase 495,750 shares of common stock of the Company, with an exercise price of $1.21 per share (the “Warrants”). for an aggregate purchase price for the Series H-2 Shares and Warrants of $462,000.

The Company has determined that the Warrants qualify for accounting as equity classification. On the issuance date, the Company estimated the fair value of the Warrants at $462,000 under the Black-Scholes option pricing model using the following primary assumptions: contractual term of 5.0 years, volatility rate of 238%, risk-free interest rate of 2% and expected dividend rate of 0%. Based on the Warrant’s relative fair value to the fair value of the Series H-2 Shares, approximately $231,000 of the $462,000 of aggregate fair value was allocated to the Warrants, creating a corresponding preferred stock discount in the same amount.

Due to the reduction of allocated proceeds to Series H-2 Shares, the effective conversion price was approximately $0.60 per share creating a beneficial conversion feature of $183,000. Since the conversion option of the Series H-2 Shares was immediately exercisable, the beneficial conversion feature was immediately accreted to preferred dividends, resulting in an increase in the carrying value of the Series H-2 Shares.

Registration Statement

The Company filed a registration statement on January 25, 2017, for the common shares underlying the series H-2 Preferred Stock and Warrants, and it was declared effective on January 31, 2017.

NOTE 12 – INCOME FROM ARBITRATION SETTLEMENTS

On June 16, 2016, the Company entered into a global settlement agreement and mutual release to resolve all disputes and claims regarding the construction of the Cooper Medical School at Rowan University, located in Camden, New Jersey, in which the Company served as an electrical prime contractor. As a result of such settlement, the Company received proceeds of $1,150,000 and recorded a gain in the Condensed Consolidated Statement of Operations for the nine months ended January 31, 2017. The Cooper Medical School contract was performed under the electrical services segment and is no longer part of the Company’s ongoing operation.

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

Overview

The Company currently specializes in contracting services offering communications, security and audio-visual infrastructure through its Suisun City Operations. We previously announced that we launched the Texas Operations in San Antonio, Texas in January 2016 and then commenced operations in Dallas, Texas in April 2016. During the nine months ended January 31, 2017, the Texas Operations generated approximately $881,000 in revenue, while incurring approximately $1,799,000 in cost of revenue and selling, general and administrative expenses in starting these two offices. During November 2016, we instituted some changes and cost reductions in the Texas Operations staffing and related expenses to better align our operational costs with short-term projected revenue expectations. The Company initially anticipated expending approximately $750,000 to develop these markets and the Texas Operations were taking longer than anticipated to begin generating the expected level of revenue to warrant continued operation. Therefore, in late December 2016, we decided to close the Texas Operations and at the end of February 2017 the San Antonio and Dallas offices were closed.. As discussed in the current operating trend section below, revenue from our Texas Operations also included sales of high margin security products. Our plan is to continue to sell those products and recognize the revenue in our Suisun City Operations.

During the second quarter of fiscal 2016, we sold our joint venture interest in the former China Operations and therefore, the financial results of the China Operations for the three and nine months ended January 31, 2016, are included in the results from discontinued operations in our financial statements.

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

For the three and nine months ended January 31, 2017, we generated revenues from continuing operations of $4,264,000 and $12,528,000, respectively as compared to $3,318,000 and $11,606,000, respectively for the same periods in 2016. Our backlog at January 31, 2017 was $17,138,000 as compared to $13,200,000 at April 30, 2016.

Nasdaq Equity Requirements

On December 19, 2016, we received a notification (the “Notification”) from the Nasdaq Listings Qualification Department (“Nasdaq”) indicating that the Company’s stockholders’ equity reported for its most recently completed fiscal quarter ended October 31, 2016 did not meet the minimum requirement of $2,500,000 for continued listing as set forth in Nasdaq’s Listing Rule 5550(b)(1). As reported in the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2016 filed with the SEC on December 15, 2016, the Company’s stockholders’ equity was $2,386,025 as of October 31, 2016.

Under the applicable Nasdaq rules, the Company had 45 calendar days to submit a response outlining its plan as to how the Company would seek to regain compliance with the stockholders’ equity requirement (a “Compliance Plan”). On February 2, 2017 the Company submitted a Compliance Plan in which the Company also requested an extension of time to meet the stockholders’ equity requirement. Subsequently, on February 13, 2017, the Company received notification from the Nasdaq Staff granting the Company an extension until March 31, 2017 to regain compliance.

There can be no assurance that any plan submitted by the Company will be achieved in time to regain compliance by March 31, 2017. Any such failure may impact the liquidity and market price of the Company’s common stock and the Company’s access to the capital markets.

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

The transition from our restructuring plan to a growth plan began during fiscal 2016, as we launched the first wave of organic initiatives targeting revenue enhancement and selected demographic expansion, including:

•	Strengthening our operations team with proven audio-visual and security systems professionals;

•	Hiring an experienced direct sales team;

•	Uniformly deploying full-service low voltage capabilities for developing, installing and servicing structured cabling, audio-visual and security systems in our California market; and,

•	Introducing new recurring revenue product and service offerings.

We believe that these initiatives will change the Company’s business and provide more opportunities for growth.

Historically, our Suisun City Operations operated primarily as a subcontractor for low-voltage structured cabling systems, which were generally secured through the competitive bidding process. We were not adequately positioned with the resources to deliver a fully integrated offering to include audio-visual and security. As a result, such opportunities had either been lost, or had to be subcontracted to others. However, with the recent additions we have instituted, we are now able to offer a full turnkey service in our Suisun City Operations that will allow us to be fully engaged with our customers well after an initial installation is completed.

In addition to broadening our contracting revenue potential and offering higher margin recurring service capabilities, we are also pursuing and securing more corporate affiliations and strategic alliances that will create more direct relationships capable of advancing our business opportunities even further.

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

With regards to our financial results from continuing operations for the quarter ended January 31, 2017, we generated revenue of approximately $4,264,000 as compared to revenue of $3,318,000 for the same period last year. This $946,000 increase in revenue was due primarily to a $734,000 increase in revenue in our Suisun City Operations and by adding approximately $212,000 in revenue from our Texas Operations. As such, the composition of our current revenue is less reliant on one large customer contract than had been the case during previous fiscal quarters. Although we have closed our Texas Operations, we will continue to sell high margin security products (currently sold and recorded as revenue in our Texas Operations) and recognize the revenue in our Suisun City Operations. These products accounted for $132,000 of the $212,000 of the Texas Operations’ revenue mentioned above.

We generated a net loss to common shareholders for the three months ended January 31, 2017 of approximately $996,000, or ($0.33) per common share, which includes: (i) income from our Suisun City Operations of approximately $305,000, offset by, (ii) a loss from our corporate division of approximately $470,000, which is comprised of corporate operating expenses of approximately $470,000; (iii) a loss from our Texas Operations of approximately $289,000; and (iv) recognition of $541,000 of deemed dividend on the issuance of Series H-2 Shares.

The net loss to common shareholders for the three months ended January 31, 2017 compares to a net loss of approximately $1,233,000, or ($0.47) per common share for the three months ended January 31, 2016, which includes: (i) income from our Suisun City Operations of approximately $286,000, offset by a loss from our corporate division of approximately $1,073,000, which is comprised of corporate operating expenses of approximately $420,000 and $653,000 of non-cash stock option compensation expense; (ii) a loss from our Texas Operations of approximately $32,000; and (iii) recognition of $414,000 of non cash dividends on preferred stock.

We believe that our integrated, full service low-voltage communication infrastructure contracting services strategy will create additional opportunities. We believe that the ability to provide comprehensive communications infrastructure contracting services gives us a competitive advantage. In regards to strategic development, our focus is on identifying organic growth and selected acquisition opportunities. We are optimistic about our opportunities in the markets we currently serve, as evidenced by our new contract awards and customers continuing to seek bids from us, due to our experience and strong reputation in these markets.

Results of Operations for the Three Months Ended January 31, 2017 Compared to the Three Months Ended January 31, 2016

	For the three months ended
	January 31,
	2017		2016

Revenue	$4,263,709	100.0%	$3,317,636	100.0%

Costs and expenses:
Cost of revenue	3,235,871	75.9%	2,521,627	76.0%
Selling, general and administrative expenses	1,465,550	34.4%	1,602,751	48.3%
Depreciation and amortization	35,219	0.8%	16,075	0.5%
	4,736,640	111.1%	4,140,453	124.8%

Operating loss	(472,931)	-11.1%	(822,817)	-24.8%

Other income (expense):
Interest expense	(2,430)	-0.1%	(523)	0.0%
Other income	20,394	0.5%	4,871	0.1%

Loss from continuing operations before income tax provision	(454,967)	-10.7%	(818,469)	-24.7%
Income tax provision	-	0.0%	607	0.0%
Loss from continuing operations	(454,967)	-10.7%	(819,076)	-24.7%

Net loss attributable to WPCS	(454,967)	-10.7%	(819,076)	-24.7%
Dividends declared on preferred stock	-	0.0%	(372,810)	-11.3%
Deemed dividend on convertible preferred stock, due to beneficial conversion feature	(541,266)	-12.7%	(40,729)	-1.2%
Net loss attributable to WPCS common shareholders	$(996,233)	-23.4%	$(1,232,615)	-37.2%

Operating Loss

The Company had an operating loss of approximately $473,000 for the three months ended January 31, 2017. This quarter’s operating loss was comprised primarily of $286,000 in operating income from Suisun City Operations, which was offset by an operating loss of approximately $289,000 from our Texas Operations and $470,000 of corporate overhead expenses. For the three months ended January 31, 2016, the Company had an operating loss of approximately $823,000 which was comprised primarily of $286,000 in operating income from Suisun City Operations and which was offset by approximately $1,077,000 of corporate overhead and $32,000 loss from our Texas Operation. The details of the operating loss are as follows:

Revenue

Revenue for the three months ended January 31, 2017 increased $946,000, or 28.5%, to $4,264,000, as compared to $3,318,000 for same period last year due to an approximately $734,000 increase in revenue in Suisun City Operations and by an approximately $212,000 increase in revenue from our Texas Operations. This increase in the Suisun City and Texas Operations’ revenue was primarily the result of addition of lower revenue contracts thereby minimizing our reliance on a few large customers. Although we have closed our Texas Operations, we will continue to sell high margin security products (currently sold and recorded as revenue in our Texas Operations) and recognize the revenue in our Suisun City Operations. These products accounted for $132,000 of the $212,000 of the Texas Operations’ revenue mentioned above.

Cost of Revenue

Cost of revenue, which consists of direct costs on contracts: materials, direct labor, third party subcontractor services, union benefits and other overhead costs increased $714,000, or 28.3%, to $3,236,000, or 75.9% of revenue, for the three months ended January 31, 2017, as compared to $2,522,000, or 76% of revenue, for the same period in 2016.

Selling, General and Administrative Expenses

For the three months ended January 31, 2017, total selling, general and administrative expenses decreased $137,000 or 8.6% to $1,466,000 as compared to $1,603,000 for the same period in 2016, which was primarily due to $307,000 of increased expenses in our Texas Operations and an increase in expense in our Suisun City Operations of $163,000, but offset by lower corporate expenses of $607,000. The Texas Operations had minimal expenses during the three months ended January 31, 2016, the increase in expenses at our Suisun Operation were primarily due to an increased salary expense for the addition of business development personnel while the lower corporate overhead was comprised primarily of lower stock option compensation expense.

Depreciation and Amortization

For the three months ended January 31, 2017, depreciation and amortization was approximately $35,000 as compared to approximately $16,000 for the same quarter in 2016, due primarily to the addition of vehicles and office furniture in our Texas Operations.

Loss from Continuing Operations

The Company had a net loss from continuing operations of $455,000 for the three months ended January 31, 2017 as compared to a loss of $819,000 for the same period in 2016. Loss from continuing operations is determined by adjusting the operating loss by the following items:

Interest Expense

For the three months ended January 31, 2017 and 2016, interest expense was approximately $2,400 and $500, respectively.

Other Income

During the quarter ended January 31, 2017, the Company recognized $20,000 in other income upon the negotiated settlement of certain accounts payable to an outside vendor as compared to miscellaneous other income of approximately $5,000 for the same period last year.

Net Loss Attributable to WPCS Common Shareholders

The Company incurred a net loss attributable to WPCS common shareholders of $996,000 for the three months ended January 31, 2017 as compared to a net loss attributable to WPCS common shareholders of $1,233,000 for the same period in 2016. The following items are the adjustments to the loss from continuing operations that result in determining the net loss attributable to WPCS common shareholders:

Dividends Declared on Preferred Stock

As a result of the issuance of preferred stock, we declared dividends and make-whole dividends of $0 for the three months ended January 31, 2017 as compared to $373,000 for the same period in 2016. These dividends are non-cash and were paid in common shares. As of December 31, 2015, the Company is no longer required to pay any such dividends on any outstanding preferred stock. In addition, as a result of the conversion of some of our Series H-1 Shares during the three months ended January 31, 2017 we recognized deemed dividends due to the beneficial conversion feature associated with the shares converted of $541,000 compared to $41,000 for the same period last year.

Results of Operations for the Nine Months Ended January 31, 2017 Compared to the Nine Months Ended January 31, 2016

	For the nine months ended
	January 31,
	2017		2016

Revenue	$12,527,872	100.0%	$11,605,880	100.0%

Costs and expenses:
Cost of revenue	9,690,566	77.3%	9,263,395	79.8%
Selling, general and administrative expenses	4,385,862	35.0%	5,470,760	47.1%
Depreciation and amortization	83,914	0.7%	45,537	0.4%
	14,160,342	113.0%	14,779,692	127.3%

Operating loss	(1,632,470)	-13.0%	(3,173,812)	-27.3%

Other income (expense):
Interest expense	(5,440)	0.0%	(2,021)	0.0%
Income from Section 16 settlement	-	0.0%	400,000	3.4%
Income from arbitration settlement	1,180,902	9.4%	-	0.0%
Other income	142,828	1.1%	1,965	0.0%

Loss from continuing operations before income tax provision	(314,180)	-2.5%	(2,773,868)	-23.9%
Income tax provision	2,567	0.0%	1,706	0.0%
Loss from continuing operations	(316,747)	-2.5%	(2,775,574)	-23.9%

Discontinued operations:
Income from discontinued operations	-	0.0%	41,261	0.4%
Gain from disposal	-	0.0%	837,720	7.2%
Consolidated net loss	(316,747)	-2.5%	(1,896,593)	-16.3%
Net loss attributable to noncontrolling interest	-	0.0%	16,505	0.1%
Net loss attributable to WPCS	(316,747)	-2.5%	(1,913,098)	-16.4%
Dividends declared on preferred stock	-	0.0%	(4,742,768)	-40.9%
Deemed dividend on convertible preferred stock, due to beneficial conversion feature	(560,990)	-4.5%	(744,499)	-6.4%
Net loss attributable to WPCS common shareholders	$(877,737)	-7.0%	$(7,400,365)	-63.7%

Operating Loss

The Company had an operating loss of approximately $1,632,000 for the nine months ended January 31, 2017. This period’s operating loss was comprised primarily of $833,000 in operating income from our Suisun City Operations, which was offset by an operating loss of approximately $951,000 from our Texas Operations and $1,514,000 of corporate overhead expenses. For the nine months ended January 31, 2016, the Company had an operating loss of approximately $3,174,000 which was comprised primarily of $886,000 in operating income from Suisun City Operations and which was offset by approximately $4,028,000 of corporate overhead, of which $2,174,000 was related to non cash stock compensation expense and $32,000 of loss in our Texas Operation. The details of the operating loss are as follows:

Revenue

Revenue for the nine months ended January 31, 2017 increased $922,000, or 7.9%, to $12,528,000, as compared to $11,606,000 for same period last year due to an approximately $41,000 increase in revenue in our Suisun City Operations and by an approximately $881,000 increase in revenue from our Texas Operations. Although we have closed our Texas Operations, we will continue to sell high margin security products (currently sold and recorded as revenue in our Texas Operations) and recognize the revenue in our Suisun City Operations. These products accounted for $250,000 of the $881,000 of the Texas Operations’ revenue mentioned above.

Cost of Revenue

Cost of revenue, which consists of direct costs on contracts: materials, direct labor, third party subcontractor services, union benefits and other overhead costs increased $428,000, or 4.6%, to $9,691,000, or 77.4% of revenue, for the nine months ended January 31, 2017, as compared to $9,263,000, or 79.8% of revenue, for the same period in 2016. This decrease in the cost of sales as a percentage of revenue (higher gross margin) is due to the increase in the number of contracts we have entered into, that provide lower revenue, but higher margin.

Selling, General and Administrative Expenses

For the nine months ended January 31, 2017, total selling, general and administrative expenses decreased $1,085,000 or 19.8% to $4,386,000 as compared to $5,471,000 for the same period in 2016, which was primarily due to $1,118,000 of increased expenses in our Texas Operations and increase in expense in our Suisun City Operations of $311,000 but offset by lower corporate expenses of $2,514,000. The Texas Operations had minimal expenses during the nine months ended January 31, 2016, the increase in expenses at our Suisun City Operations were primarily due to increase salary expense for the addition of business development personnel, while the lower corporate overhead was comprised primarily of lower stock option compensation expense and professional fees.

Depreciation and Amortization

For the nine months ended January 31, 2017, depreciation and amortization was approximately $84,000 as compared to approximately $46,000 for the same period in 2016, due primarily to the addition of vehicles and office furniture in our Texas Operations.

Loss from Continuing Operations

The Company had net loss from continuing operations of $317,000 for the nine months ended January 31, 2017 as compared to a loss of $2,776,000 for the same period in 2016. Loss from continuing operations is determined by adjusting the operating loss by the following items:

Interest Expense

For the nine months ended January 31, 2017 and 2016, interest expense was approximately $5,000 and $2,000, respectively.

Income from Section 16 Settlement

During the nine months ended January 31, 2017 and 2016, the Company recorded income of $0 and $400,000, respectively, for forgiveness of certain promissory notes as part of the settlements with certain note holders who were the remaining defendants named in a Section 16 litigation brought by a shareholder of WPCS.

Income from Arbitration Settlement

During the nine months ended January 31, 2017, the Company received $1,150,000 in connection with a global settlement agreement and mutual release to resolve all existing disputes and claims regarding the construction of the Cooper Medical School at Rowan University, located in Camden, New Jersey, in which the Company served as an electrical prime contractor.

During the nine months ended January 31, 2017, the Company received $30,000 in connection with a settlement of an outstanding contract in our Suisun City Operations.

Other Income

During the nine months ended January 31, 2017, the Company recognized $138,000 in other income upon the negotiated settlement of certain accounts payable to an outside vendor and miscellaneous other income of approximately $4,000.

Net Loss Attributable to WPCS Common Shareholders

The Company had net loss attributable to WPCS common shareholders of $878,000 for the nine months ended January 31, 2017 as compared to a net loss attributable to WPCS common shareholders of $7,400,000 for the same period in 2016. The following items are the adjustments to the loss from continuing operations that result in determining the net loss attributable to WPCS common shareholders:

Income From Discontinued Operations

As a result of the sale of the China Operations, we have recorded all activity related to that operation as income from discontinued operations. The cumulative effect is no income or loss for the nine months ended January 31, 2017 as compared to net income and a gain on disposal of $879,000 for the same period in 2016.

Dividends Declared on Preferred Stock

As a result of the issuance of preferred stock, we declared dividends and make-whole dividends of $0 for the nine months ended January 31, 2017 as compared to $4,743,000 for the same period in 2016. These dividends are non-cash and were paid in common shares. As of December 31, 2015, the Company is no longer required to pay any such dividends on any outstanding preferred stock. In addition, as a result of the issuance and conversion of some of our Series H-1 Shares during the nine months ended January 31, 2017 and 2016 we recognized deemed dividends of $561,000 and $744,000, respectively due to the beneficial conversion feature associated with these shares.

Effects of Inflation

Inflation has not had a material impact on our business.

Liquidity and Capital Resources as of January 31, 2017

As of January 31, 2017, we had working capital of approximately $2,105,000, which consisted of current assets of approximately $6,459,000 and current liabilities of approximately $4,354,000. This compares to working capital of approximately $2,061,000 at April 30, 2016. The current liabilities as presented in the balance sheet at January 31, 2017 primarily include approximately $1,810,000 of accounts payable and accrued expenses and approximately $2,481,000 of billings in excess of costs and estimated earnings on uncompleted contracts.

During the quarter ended January 31, 2017, we raised approximately $462,000 from the sale of Series H-2 Shares and warrants, as disclosed in our Current Report on Form 8-K filed with the SEC on December 22, 2016, to support our cash position.

Our cash and cash equivalents balance at January 31, 2017 was approximately $2,341,000.

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

Backlog

As of January 31, 2017, we had a backlog of unfilled orders of approximately $17,138,000 as compared to approximately $13,200,000 at April 30, 2016. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of January 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of our business. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and any adverse result in these or other matters may arise from time to time that could harm our business. We are not currently aware of any such legal proceedings or claims to which we are a party or of which any of our property is subject that we believe will have a material adverse effect on our business, financial condition, or results of operations.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None that have not been disclosed on Form 8-K filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b)	There were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors during the quarter ended January 31, 2017.

ITEM 6. EXHIBITS

3.1	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s registration statement on Form SB-2 filed April 7, 2006.

3.2	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on December 9, 2008, incorporated by reference to Exhibit 3.02 of WPCS International Incorporated’s Annual Report on Form 10-K filed July 29, 2015.

3.3	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on March 4, 2013, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed March 4, 2013.

3.4	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on May 16, 2013 and effective May 28, 2013, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed May 28, 2013.

3.5	Certificate of Correction to the Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on December 19, 2014, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed December 19, 2014.

3.6	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on April 16, 2015 and effective April 20, 2015, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed April 16, 2015.

3.7	Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 30, 2014, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed October 3, 2014.

3.8	Certificate of Designations, Preferences and Rights of the Series G Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 30, 2014, incorporated by reference to Exhibit 3.02 of WPCS International Incorporated’s Current Report on Form 8-K filed October 3, 2014.

3.9	Certificate of Designations, Preferences and Rights of Series F-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on November 20, 2014, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed November 20, 2014.

3.10	Certificate of Designations, Preferences and Rights of Series G-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on November 20, 2014, incorporated by reference to Exhibit 3.02 of WPCS International Incorporated’s Current Report on Form 8-K filed November 20, 2014.

3.11	Certificate of Designations, Preferences and Rights of Series H Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on June 30, 2015, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed July 1, 2015.

3.12	Certificate of Designations, Preferences and Rights of Series H-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on July 14, 2015, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed July 15, 2015.

3.13	Certificate of Designations, Preferences and Rights of Series H-2 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on December 20, 2016, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed December 22, 2016.

3.14	Amended and Restated Bylaws of WPCS International Incorporated as of January 12, 2016, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed January 13, 2016.

10.1	Securities Purchase Agreement, dated December 21, 2016, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s Current Report on Form 8-K filed December 22, 2016.

10.2	Form of Warrant, incorporated by reference to Exhibit 10.2 of WPCS International Incorporated’s Current Report on Form 8-K filed December 22, 2016.

10.3	Registration Rights Agreement, dated December 21, 2016, incorporated by reference to Exhibit 10.3 of WPCS International Incorporated’s Current Report on Form 8-K filed December 22, 2016.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WPCS INTERNATIONAL INCORPORATED

By:	/s/ Sebastian Giordano
	Name:	Sebastian Giordano
	Title:	Chief Executive Officer

By:	/s/ David Allen
	Name:	David Allen
	Title:	Chief Financial Officer

Date: March 15, 2017

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

3.13

Certificate of Designations, Preferences and Rights of Series H-2 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on December 20, 2016, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed December 22, 2016.

3.14	Amended and Restated Bylaws of WPCS International Incorporated as of January 12, 2016, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed January 13, 2016.

10.1	Securities Purchase Agreement, dated December 21, 2016, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s Current Report on Form 8-K filed December 22, 2016.

10.2	Form of Warrant, incorporated by reference to Exhibit 10.2 of WPCS International Incorporated’s Current Report on Form 8-K filed December 22, 2016.

10.3	Registration Rights Agreement, dated December 21, 2016, incorporated by reference to Exhibit 10.3 of WPCS International Incorporated’s Current Report on Form 8-K filed December 22, 2016.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

