Form 10-K
period 2017-04-30
WPCS INTERNATIONAL INC
filed 2017-07-21
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2017

Commission File Number 001-34643

WPCS INTERNATIONAL INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware		98-0204758
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

521 Railroad Avenue Suisun City, California	94585	707-432-1300
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes  ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑

The aggregate market value of the voting common equity held by non-affiliates as of October 31, 2016 was $3,314,630, based on the closing sales price of $1.26 per share of Common Stock as quoted on The NASDAQ Capital Market. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of July 19, 2017 there were 3,352,159 shares of registrant’s common stock outstanding.

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

This Annual Report on Form 10-K includes the accounts of WPCS International Incorporated (“WPCS”) and its current and former wholly and majority-owned subsidiaries, as follows, collectively referred to as “we”, “us”, “our” or the "Company". United States-based subsidiaries include or included WPCS International – Suisun City, Inc. (the “Suisun City Operations”), WPCS International – Texas Operations (the ”Texas Operations”), WPCS International – Trenton, Inc. (the “Trenton Operations”). International operations include or included WPCS Asia Limited, 60% of Tai’an AGS Pipeline Construction Co. Ltd. (the “China Operations”). The China Operations have been sold and therefore have been included as discontinued operations in our financial statements.

ITEM 1 - BUSINESS

Company Background

WPCS was incorporated in the State of Delaware on December 18, 1997 under the name “Internet International Communications Ltd.”. Pursuant to a Certificate of Amendment to the Company’s Certificate of Incorporation filed on December 23, 2004, the name of the Company was changed to WPCS International Incorporated.

Up until September 2015, when the Company sold its China Operations, the Company had been operating in the United States and the People’s Republic of China (the “PRC”), and until September 2013 the Company also operated in Australia.

Currently, the Company’s only operating subsidiary is the Suisun City Operations. The Company operates as a full-service low voltage contractor that specializes in the installation and service of Voice & Data Networks, Security Systems and Distributed Antenna Systems and provides experienced project management and delivers complex projects to key vertical markets that include: Healthcare, Education, Transportation, Energy & Utilities, Oil & Gas, Manufacturing, Commercial Real Estate, Financial and Government.

In June 2015, the Company entered into an exchange agreement whereby $1,299,000 of promissory notes were converted to preferred stock and during July 2015, December 2016 and March 2017, the Company completed three equity financing transactions yielding gross proceeds of $3,136,969. Also in June 2016, the Company settled an existing project claim for which it received $1,150,000. The results of these transactions served to strengthen the Company’s balance sheet, enable the Company to regain compliance with its shareholder’s equity continuing listing requirements of the NASDAQ Stock Market LLC’s (“NASDAQ”) and allow it to execute its ongoing plan, which continues to be to increase revenue, profit and cash flow at its Suisun City Operations, while seeking viable acquisition and/or merger candidate(s). A summary of these equity/financing transactions is as follows:

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

On June 30, 2015, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designations, Preferences and Rights of with respect to the Series H Convertible Preferred Stock (the “Series H Certificate of Designation”).

Under the terms of the Series H Certificate of Designation, each share of Series H Preferred Stock has a stated value of $154 and is convertible into shares of the Company’s common stock (“common stock”), equal to the stated value divided by the conversion price of $1.54 per share (subject to adjustment in the event of stock splits or dividends). The Company is prohibited from effecting the conversion of the Series H Preferred Stock to the extent that, as a result of such conversion, the holder would beneficially own more than 9.99%, in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon such conversion.

Series H-1 Preferred Stock

Between July 14 and July 20, 2015, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with four investors (the “Series H-1 Investors”) pursuant to which the Company issued to the Series H-1 Investors an aggregate of 8,532 shares of Series H-1 Preferred Convertible Stock of the Company, par value $0.0001 per share (the “Series H-1 Shares”), and warrants to purchase 1,279,759 shares of common stock, with exercise prices between $1.63 and $1.66 per share (the “Series H-1 Warrants”). The purchase price for each Series H-1 Share was between $163 and $166 and the purchase price for each Series H-1 Warrant was $0.1250, for aggregate gross proceeds of $1,575,000.

Simultaneously, the Company and the Series H-1 Investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file with the Securities and Exchange Commission (the “SEC”), on or before October 1, 2015, a registration statement on Form S-3 covering the resale of the common stock issuable upon conversion of the Series H-1 Shares and exercise of the Series H-1 Warrants.

The Company sold the Series H-1 Shares and Series H-1 Warrants in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of, and Rule 506 of Regulation D as promulgated under, the Securities Act of 1933, as amended (the “Securities Act”).

On July 14, 2015, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designations, Preferences and Rights with respect to the Series H-1 Shares (the “Series H-1 Certificate of Designation”).

Under the terms of the Series H-1 Certificate of Designation, each of the Series H-1 Shares has a stated value of $166 and is convertible into shares of common stock, equal to the stated value divided by the conversion price of $1.66 per share (subject to adjustment in the event of stock splits and dividends). The Company is prohibited from effecting the conversion of the Series H-1 Shares to the extent that, as a result of such conversion, the holder or any of its affiliates would beneficially own more than 9.99%, in the aggregate, of the issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series H-1 Shares.

Series H-2 Preferred Stock

On December 21, 2016, the Company entered into a Securities Purchase Agreement (the “Series H-2 Securities Purchase Agreement”) with two investors (the “Series H-2 Investors”) pursuant to which the Company issued to the Series H-2 Investors an aggregate of 3,305 shares of Series H-2 Preferred Convertible Stock of the Company, par value $0.0001 per share (the “Series H-2 Shares”), and warrants to purchase 495,750 shares of common stock, with an exercise price of $1.21 per share (the “Series H-2 Warrants”). The purchase price for each Series H-2 Share was $121 and the purchase price for each Series H-2 Warrant was $0.1250, for aggregate gross proceeds of $461,969.

Simultaneously with the Series H-2 Securities Purchase Agreement, the Company and the Investors entered into a Registration Rights Agreement (the “Series H-2 Registration Rights Agreement”), pursuant to which the Company agreed to file with the SEC, on or before January 31, 2016, a registration statement on Form S-3 covering the resale of the common stock issuable upon conversion of the Series H-2 Shares and exercise of the Series H-2 Warrants.

The Company sold the Series H-2 Shares and Series H-2 Warrants in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of, and Rule 506 of Regulation D as promulgated under, the Securities Act.

On December 20, 2016, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designations, Preferences and Rights with respect to the Series H-2 Shares (the “Series H-2 Certificate of Designation”).

Under the terms of the Series H-2 Certificate of Designation, each of the Series H-2 Shares has a stated value of $121 and is convertible into shares of common stock, equal to the stated value divided by the conversion price of $1.21 per share (subject to adjustment in the event of stock splits and dividends). The Company is prohibited from effecting the conversion of the Series H-2 Shares to the extent that, as a result of such conversion, the holder or any of its affiliates would beneficially own more than 9.99%, in the aggregate, of the issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series H-2 Shares.

Pursuant to a Placement Agent Agreement with an investment banking firm, at closing the Company paid a commission equal to seven percent (7%) of the aggregate consideration raised from the sale of the Series H-2 Shares and the Series H-2 Warrants, which amounted to $32,338. The investment banking firm is also entitled to a seven percent (7%) commission for any sales of equity or convertible debt securities made by the Company to the Investors through December 14, 2017.

Series H-3 Preferred Stock

On March 30, 2017, the Company entered into a Securities Purchase Agreement (the “Series H-3 Securities Purchase Agreement”) with five investors (the “Series H-3 Investors”) pursuant to which the Company issued to the Series H-3 Investors an aggregate of 7,017 shares of Series H-3 Preferred Convertible Stock of the Company, par value $0.0001 per share (the “Series H-3 Shares”), and warrants to purchase 1,101,751 shares of common stock, with an exercise price of $1.38 per share (the “Series H-3 Warrants”). The purchase price for each Series H-3 Share was $138 and the purchase price for each Series H-3 Warrant was $0.1250, for aggregate gross proceeds of $1,100,000.

Pursuant to the Series H-3 Securities Purchase Agreement, $500,000 of the purchase price (the “Restricted Account Funds”) was directed to and is to be held in a separate account (the “Restricted Account”). While held in the Restricted Account, the Restricted Account Funds may not be accessed or otherwise used by the Company. The Restricted Account Funds may be released from the Restricted Account upon the unanimous approval of the Company’s board of directors (the “Board”).

Pursuant to the Series H-3 Securities Purchase Agreement, the Company agreed to not issue further common stock or securities convertible into or exercisable or exchangeable for common stock, except for certain permitted issuances, without the consent of the holders of a majority of the Series H-3 Shares outstanding, for a period beginning on the closing date and ending on the earlier of: (i) nine months after the closing date; or (ii) a Change in Control (as that term is defined in the Series H-3 Securities Purchase Agreement) of the Company (the “Restricted Period”). The Company also agreed to cause certain of its officers and directors to agree not to exercise their Company stock options during the Restricted Period, except in connection with a Change in Control of the Company.

Also, pursuant to the Series H-3 Certificate of Designation (as defined below), the holders of the Series H-3 Shares are entitled to elect up to two members of a seven member Board, subject to certain step downs; pursuant to the Series H-3 Securities Purchase Agreement, the Company agreed to effectuate the appointment of the designees specified by the Series H-3 Investors as directors of the Company.

Simultaneously with the Series H-3 Securities Purchase Agreement, the Company and the Series H-3 Investors entered into a Registration Rights Agreement (the “Series H-3 Registration Rights Agreement”), pursuant to which the Company agreed to file with the SEC, on or before May 8, 2017, a registration statement on Form S-3 covering the resale of the common stock issuable upon conversion of the Series H-3 Shares and exercise of the Series H-3 Warrants.

The Company sold the Series H-3 Shares and Series H-3 Warrants in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of, and Rule 506 of Regulation D as promulgated under, the Securities Act.

On March 30, 2017, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designations, Preferences and Rights with respect to the Series H-3 Shares (the “Series H-3 Certificate of Designation”).

Under the terms of the Series H-3 Certificate of Designation, each share of the Series H-3 Shares has a stated value of $138 and is convertible into shares of common stock, equal to the stated value divided by the conversion price of $1.38 per share (subject to adjustment in the event of stock splits and dividends). The Company is prohibited from effecting the conversion of the Series H-3 Shares to the extent that, as a result of such conversion, the holder or any of its affiliates would beneficially own more than 9.99%, in the aggregate, of the issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series H-3 Shares.

Pursuant to a Placement Agent Agreement with an investment banking firm (the “Placement Agent”), at closing the Company paid fees to the Placement Agent which consisted of (i) $42,000 cash, seven percent (7%) of the unrestricted portion of the proceeds ($600,000) raised from the sale of the Series H-3 Shares and Series H-3 Warrant; and (ii) Series H-3 Warrants, to acquire up to 7% of the Conversion Shares (as defined in the Securities Purchase Agreement) issuable to the Series H-3 Investors upon conversion of the Series H-3 Shares (the “Placement Agent Warrants”). Pursuant to the Placement Agent Agreement, the Company also agreed to pay to the Placement Agent seven percent (7%) of the restricted portion of the proceeds raised from the sale of the Series H-3 Shares and Series H-3 Warrants when it is released from the Restricted Account, which amounts to $35,000.

The Placement Agent is also entitled to comparable compensation as described above for any sales of equity or convertible debt securities made by the Company to the Series H-3 Investors through March 21, 2018.

Zurich and CCIA

On July 12, 2012, the Company executed a Surety Financing and Confession of Judgment Agreement (the “Financing Agreement”) with Zurich American Insurance Company (“Zurich”), to assist in the completion of the project contract with the Camden County Improvement Authority (the “CCIA”) for work at the Cooper Medical Center of Rowan University (the “Cooper Project”).

On April 17, 2013, the Company executed a Surety Forbearance and Confession of Judgment Agreement (the “Forbearance Agreement”) with Zurich, which superseded the Financing Agreement. Subsequently, the Company defaulted on the Forbearance Agreement.

On February 20, 2015, the Company entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Zurich which provided for the payment to Zurich by the Company of $650,000 (the “Settlement Amount”) to settle the Company’s outstanding balance of approximately $1,850,000 then in default, and which was previously due in full on December 31, 2013, under the existing Forbearance Agreement with Zurich. Upon execution of the Settlement Agreement, the Company paid Zurich $200,000, with the remaining balance of $450,000 payable in 10 equal monthly installments of $45,000. As of April 30, 2016, the Settlement Amount was paid in full.

As a result of the Settlement Agreement, Zurich agreed to release all of its entire right, title and interest in and to the Cooper Project, against which the Company filed an action to recover approximately $2,400,000 from the CCIA. On June 16, 2016, the Company entered into a global settlement agreement and mutual release to resolve all disputes and claims regarding the construction of the Cooper Medical School at Rowan University, located in Camden, New Jersey, in which the Company served as an electrical prime contractor (the “Arbitration Settlement”). As a result of such Arbitration Settlement, the Company received proceeds of $1,150,000 and recorded a gain in the Consolidated Statement of Operations for the year ended April 30, 2017. The Cooper Medical School contract was performed under the Company’s former electrical services segment, which is no longer part of the Company’s ongoing operation.

Business Strategy

Industry Background

We focus primarily on markets such as: public service, healthcare, energy and education markets, which continue to show excellent growth potential.

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

Strategy

We currently offer our low voltage communications, security and audio-visual infrastructure contracting services to the public services, healthcare, energy, education and corporate enterprise markets. These services are offered through our Suisun Operations. We provide an integrated approach to project coordination that creates cost-effective solutions. Corporations, government entities, healthcare organizations and educational institutions depend on the reliability and accuracy of voice, data and video communications. However, the potential for this new technology cannot be realized without the right infrastructure to support the convergence of technology. In this regard, we create integrated building systems, including the installation of advanced structured cabling systems. We specialize in wireless technology or combination of various technologies to develop a cost effective network for a customer's wireless communication requirements. This includes Wi-Fi networks, point-to-point systems, cellular networks, in-building systems and two-way communication systems. We support the integration of telecommunications, life safety, security and HVAC in an environmentally safe manner and design for future growth by building in additional capacity for expansion as new capabilities are added.

In September 2015, we sold our 60% majority ownership interest in our China Operations in an all-cash transaction, for $1,500,000. The decision to sell our China operations was part a continuing effort to generate cash through the sale of non-core assets and/or to eliminate unprofitable operations (having previously closed the Trenton Operations and selling other operations ). Meanwhile, we continue to evaluate a number of opportunities to, not only increase the profits and cash flow at our Suisun City Operations, but to find viable acquisition or merger candidates.

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

Customers

We serve a variety of public services, healthcare, energy, education and corporate enterprise customers. For the fiscal year ended April 30, 2017, there were two (2) major customers who provided 23.8% of our revenue.

Employees

We currently employ 77 employees, 17 of which are employed on a full-time basis (6 in administration and 11 in Operations), and 60 of which are unionized. We hire union employees on an “as needed basis” and the number of union employees will vary depending on the number of jobs in process.

ITEM 1A - RISK FACTORS

RISKS RELATING TO OUR COMPANY

We are not currently profitable and may never become profitable.

We have a history of losses and expect to incur continuing losses and negative operating cash flow for the foreseeable future. As such, we may never achieve or maintain profitability. For the years ended April 30, 2017 and 2016, we incurred losses from continuing operations of approximately $1.2 million and approximately $3.6 million, respectively, and comprehensive loss attributable to WPCS shareholders for those years were approximately $1.2 million and approximately $2.4 million, respectively. After taking into account discontinued operations, net loss attributable WPCS common shareholders was approximately $2.26 million for the fiscal year ended April 30, 2017 and approximately $8.27 million for the fiscal year ended April 30, 2016. In addition, our cumulative deficit at April 30, 2017 was approximately $87.1 million. While we also expect to experience negative cash flow for the foreseeable future as a result of such losses, we currently anticipate that our cash and cash equivalents will be sufficient to meet our working capital requirements, fund our operating losses and capital expenditures for at least 12 months from the date of filing this annual report. To achieve and maintain profitability, we need to generate additional significant sources of revenues and control our operating expenses, neither of which are certain to occur. Our failure to achieve or maintain profitability could negatively impact the value of our securities.

Our Suisun City Operations line of credit contains various covenants which, if not complied with, could accelerate our repayment obligations, thereby materially and adversely affecting our liquidity, financial conditions and results of operations.

The agreement governing our Suisun City Operations’ line of credit requires our Suisun City Operations to comply with certain financial and operational covenants. These covenants require our Suisun Operations to, among other things, maintain a certain quick ratio and a minimum net worth. As of the filing date of this report, our Suisun City Operations were in compliance with these covenants. However, our Suisun City Operations’ continued compliance with these covenants depends on many factors, and could be impacted by current or future economic conditions, and thus there are no assurances that our Suisun City Operations will continue to comply with these covenants. Failure to comply with these covenants would result in a default that, if we were unable to obtain a waiver from the lender, could accelerate our repayment obligations, if any, under the line of credit and thereby have a material adverse impact on our liquidity, financial condition and results of operations, although as of July 27, 2017, the Company has not drawn down on the line of credit. This line of credit is scheduled to expire on August 15, 2017 and we are currently in the renewal process, which if successful, would extend the agreement’s expiration date to August 15, 2018. If we are unable to renew there are no assurances that we will be able to obtain similar financing.

We may be unable to successfully implement Organic Growth Initiatives, including into new geographic markets and market segments, and manage our growth.

We define “Organic Growth Initiatives” as our efforts to increase revenues by: (i) expanding in existing markets, such as our Suisun City Operations, by offering, amongst other things, new products and services, building a direct sales force, and forming strategic alliances; (ii) opening new markets, those without any existing operations, otherwise known as “greenfielding”; and (iii) entering into new markets via acquisition, and then subsequently growing such businesses through various methods, other than further acquisition.

As such, our long-term growth strategy depends, in part, in addition to possible strategic acquisitions, on the Organic Growth Initiatives, including the expansion of our operations into new geographic markets and market segments. Our ability to effectively implement Organic Growth Initiatives depends, among other things, on our ability to identify and successfully enter and market our services in new geographic markets and market segments, our ability to recruit and retain qualified personnel, our ability to coordinate our efforts across various geographic markets and market segments, our ability to maintain and grow relationships with our existing customers and expand our customer base, our ability to offer new products and services, our ability to form strategic alliances and partnerships, our ability to secure key vendor and/or distributor relationships, and the availability of sufficient capital. In connection with expanding our operations into new geographic markets, we may be unable to replicate the Suisun City Operations, in other markets, based solely upon greenfielding.

While continuing to weigh all strategic options available to us, the Company decided, based upon the prior experience of key members of its operational management team in the Texas market, to launch a greenfielding effort in Texas. As such, the Company began operations in San Antonio, Texas in January 2016 and then commenced operations in Dallas, Texas in April 2016. During the period from May 1, 2016 through January 31, 2017, the Texas Operations generated approximately $881,000 in revenue, while incurring approximately $1,799,000 in cost of revenue and selling, general and administrative expenses in starting these two offices. During November 2016, we instituted some changes and cost reductions in the Texas Operations staffing and related expenses to better align our operational costs with short-term projected revenue expectations. The Company initially anticipated expending approximately $750,000 to develop these markets and the Texas Operations were taking longer than anticipated to begin generating the expected level of revenue to warrant continued operation. Therefore, in late December 2016, we decided to close the Texas Operations and at the end of February 2017 the San Antonio and Dallas offices were closed. If we continue to be unable to successfully implement our Organic Growth Initiatives our long-term growth and ability to achieve profitability may be adversely impacted.

Acquisitions involve risks that could result in a reduction of our operating results, cash flows and liquidity.

We have made, and in the future may continue to make strategic acquisitions. However, we may not be able to identify suitable acquisition opportunities, or may be unable to obtain the consent of our shareholders and therefore, may not be able to complete such acquisitions. We may pay for acquisitions with our common stock or with convertible securities, which may dilute your investment in our common stock, or we may decide to pursue acquisitions that investors may not agree with. In addition, we may need to seek additional financing for any such acquisitions and there is no assurance that any such financing could be obtained. In connection with most of our past acquisitions, we had also agreed to substantial earn-out arrangements. Although no such arrangements exist at this time, to the extent we were to defer the payment of the purchase price for any future acquisition through a cash earn-out arrangement, it would reduce our cash flows in subsequent periods. In addition, acquisitions may expose us to operational challenges and risks, including:

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

Provisions pertaining to the Series H-3 Shares may inhibit our ability to consummate a financing.

Pursuant to the Securities Purchase Agreement that we executed in connection with the issuance and sale of the Series H-3 Shares, we agreed to not issue any shares of common stock, or securities convertible into or exercisable or exchangeable for common stock, except for certain permitted issuances, without the consent of the holders of a majority of the outstanding Series H-3 Shares, for a period beginning on the closing date and ending on the earlier of (i) December 31, 2017 (i.e., nine months after the closing date) or (ii) a Change in Control (as that term is defined in the Securities Purchase Agreement) of the Company (the “Restricted Period”). In addition, certain of our officers and directors agreed not to exercise their Company stock options during the Restricted Period, except in connection with a Change in Control of the Company. While, at the present time, we do not anticipate the need for additional capital during the Restricted Period, we cannot assure you that, due to unanticipated changes to our business or economic conditions in the markets in which we operate or in the economy at large, we will not require additional capital. These provisions may prevent us from raising additional capital or, at least, make it more difficult or more expensive for us to complete a financing.

RISKS RELATING TO OUR BUSINESS

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

We extend credit to our customers as a result of performing work under contracts prior to billing our customers for that work. At April 30, 2017, we had net accounts receivable of approximately $4,200,000 and costs and estimated earnings in excess of billings of approximately $411,000. We periodically assess the credit risk of our customers and continuously monitor the timeliness of payments. Slowdowns in the industries we serve may impair the financial condition of one or more of our customers and hinder their ability to pay us on a timely basis or at all. Further, bankruptcies or financial difficulties within the markets we serve could hinder the ability of our customers to pay us on a timely basis or at all, reducing our cash flows and adversely impacting our liquidity and profitability. Additionally, we could incur losses in excess of current bad debt allowances.

The loss of one or more key members of our management team could adversely affect our business.

Currently, we have only one line of business – our Suisun City Operations, which is based in California and managed by a key employee.  As such, our business and financial performance depends on the continued service and performance of this employee, who has extensive experience and specialized expertise in the installation and service of voice and data networks.  We do not have an employment agreement with this employee nor do we carry “key man” life insurance.  We cannot assure that we can continue to retain the services of the employee or that we can hire or train anyone to replace him, without having some effect on the operations, should his employment with us terminate.  Thus, the loss of the employee’s services, whether by resignation, retirement, disability or death, could have a material adverse impact on our business and operating results

The industry in which we operate has relatively low barriers to entry and increased competition could result in margin erosion, which could make profitability even more difficult to sustain.

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

As of April 30, 2017, we had a backlog of unfilled orders of approximately $14,596,000. This backlog amount is based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. In addition, contracts included in our backlog may not be profitable. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience delays or cancellations in the future. If our backlog fails to materialize, we could experience a further reduction in revenue, profitability and liquidity.

Employee strikes and other labor-related disruptions could adversely affect our operations.

Our business is labor intensive. As of April 30, 2017, approximately 78% of our workforce was unionized. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct our business. If we are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages. Any of these events could be disruptive to our operations and could result in negative publicity, loss of contracts and a decrease in revenues. Our current union contract expires in November 2017.

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

Our future plans and growth are dependent on our ability to increase revenues and continue our business development efforts surrounding our contract award backlog. Should we continue to incur losses and if revenues do not generate from the backlog as expected, we may need to raise additional capital to expand our business and continue as a going concern. We currently anticipate that our current cash position will be sufficient to meet our working capital requirements to continue our sales and marketing efforts for at least 12 months. If in the future, our plans or assumptions change, or prove to be inaccurate, we may need to raise additional funds through public or private debt, or equity offerings, financings, corporate collaborations, or other means. We may also be required to reduce operating expenditures or investments in our infrastructure.

RISKS RELATING TO OUR COMMON STOCK

If we are unable to satisfy NASDAQ maintenance requirements, our common stock may be delisted from NASDAQ, which could impair the liquidity and the value of our common stock.

Continued listing on NASDAQ generally requires that (i) we maintain at least $2,500,000 in stockholders equity, or $35,000,000 in market capitalization, or $500,000 in net income in either the last fiscal year, or two out of the last three fiscal years, (ii) we maintain a minimum bid price of $1.00 per share, (iii) there be at least 500,000 shares in the public float valued at $1,000,000 or more, (iv) our common stock have at least two active market makers, and (v) our common stock be held by at least 300 public holders. If we are unable to satisfy NASDAQ’S maintenance requirements, our common stock may be delisted from NASDAQ. In such event, trading in our common stock would likely take place in the over-the-counter market on the “OTC Markets” or the “OTC Bulletin Board.” Consequently, the liquidity of our common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through delays in the timing of transactions, a reduction in security analysts and new media coverage and lower prices for our common stock than might otherwise be obtained. While the shares of our common stock meet current NASDAQ listing requirements and are currently listed on The Nasdaq Capital Market, there can be no assurance that we will meet the criteria for continued listing.

Over the last three years we have received four notices from the Listing Qualifications Staff of NASDAQ that we failed to satisfy one of the continued listing requirements for continued listing requirement on The Nasdaq Capital Markets and that, unless remedial action was timely taken our common stock would be delisted. The first notice, dated November 3, 2014, advised us that we failed to meet the minimum stock price requirement set forth in NASDAQ Listing Rule 5550(a)(2) because for the previous 30 consecutive business days, the bid price for our common stock had closed below $1.00 per share. On April 10, 2015, we effectuated a 1-for-22 reverse split to remedy this deficiency and regained compliance. On each of December 29, 2014, June 1, 2015 and December 12, 2016, we were notified that we did not meet the minimum stockholders’ equity requirement for continued listing set forth in Listing Rule 5550(b)(1). In each instance, we resolved the issue by issuing and selling equity securities – specifically, our Series H Preferred Stock, Series H-1 Shares, Series H-2 Shares and Series H-3 Shares.

While we continue to monitor our compliance with the requirements for continued listing on The Nasdaq Capital Market, we cannot assure you that we will not fail to satisfy one of the criteria in the future. If that were to occur, NASDAQ may again take steps to delist our common stock. A delisting would likely have a negative effect on the price of our common stock and would likely impair your ability to sell or purchase our common stock if and when you wish to do so. In the event of a delisting, we cannot assure you that any action we take to restore listing would be successful. Even if successful, we cannot assure you that any such action would stabilize the market price of our common stock, improve the liquidity of our common stock, or prevent our future non-compliance with NASDAQ listing requirements. Further, if we were to be delisted from The Nasdaq Capital Market, our common stock would no longer be recognized as a “covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from NASDAQ could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

If our common stock were delisted from NASDAQ, the Company would be subject to the risks relating to penny stocks.

If our common stock were to be delisted from trading on NASDAQ and the trading price of the common stock were below $5.00 per share on the date the common stock were delisted, trading in our common stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock" and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. These additional requirements may discourage broker-dealers from effecting transactions in securities that are classified as penny stocks, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell such securities in the secondary market. A penny stock is defined generally as any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

Our stock price may be volatile, which could result in lawsuits against us and our officers and directors.

The stock market in general, and the stock prices of technology and telecommunications companies in particular, have experienced volatility that has often been unrelated to, or disproportionate to, the operating performance of those companies. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. Between May 1, 2016 and April 30, 2017, our common stock has traded as low as $1.18 and as high as $1.68 per share, based upon information provided by the NASDAQ Capital Market. Factors, which could have a significant impact on the market price of our common stock include, but are not limited to, the following:

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our principal executive office is located in Suisun City, California. We operate our Suisun City Operations under an office lease in the following location:

Location	Operations	Lease Expiration Date	Annual Rent

Suisun City, California	Suisun City	February 28, 2021	$80,213

We believe that our existing facility is suitable and adequate to meet our current business requirements. We intend to renew our lease at the current location or, in the event we are unable to renew such lease, we would seek similar facilities in the same geographic location.

ITEM 3 - LEGAL PROCEEDINGS

From time to time the Company has been subject to, and may in the future be subject to, ordinary routine litigation incidental to the Company’s business. At the present time, the Company is not involved in any material legal proceedings.

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

Period	High	Low
Fiscal Year Ended April 30, 2017:
First Quarter	$1.65	$1.22
Second Quarter	1.67	1.21
Third Quarter	1.58	1.18
Fourth Quarter	1.58	1.21

Fiscal Year Ended April 30, 2016:
First Quarter	$3.07	$1.32
Second Quarter	1.50	1.07
Third Quarter	1.92	1.19
Fourth Quarter	1.39	.97

As of July 19, 2017, we had 65 holders of record of our common stock. As of July 19, 2017 the closing bid price of our common stock was $1.32 per share.

Dividend Policy

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant. We were required to accrue dividends on our Series F, F-1, G, and G-1 Preferred Stock and during the year ended April 30, 2016 paid a portion of those dividends by issuing shares of our common stock. As of April 30, 2017, there is no further obligation for the Company to pay any dividends on Series F, F-1, G or G-1 Preferred Stock, as all of these shares have been converted into common stock.

Recent Sales of Unregistered Securities

None.

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

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that its assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions. Factors that could cause differences include, but are not limited to, expected market demand for the Company’s services, fluctuations in pricing for materials, and competition.

Overview

We currently specialize in contracting services offering communications, security and audio-visual infrastructure through its Suisun City Operations. We previously announced that we launched the Texas Operations in San Antonio, Texas in January 2016 and then commenced operations in Dallas, Texas in April 2016. During the year ended April 30, 2017, the Texas Operations generated approximately $1,006,000 in revenue, while incurring approximately $1,980,000 in cost of revenue and selling, general and administrative expenses in starting these two offices. During November 2016, we instituted some changes and cost reductions in the Texas Operations staffing and related expenses to better align our operational costs with short-term projected revenue expectations. We initially anticipated expending approximately $750,000 to develop these markets and the Texas Operations were taking longer than anticipated to begin generating the expected level of revenue to warrant continued operation. Therefore, in late December 2016, we decided to close the Texas Operations and, at the end of February 2017, the San Antonio and Dallas offices were closed.

During the second quarter of fiscal 2016, we sold our joint venture interest in the former China Operations and therefore, the financial results of the China Operations for the year ended April 30, 2016, are included in the results from discontinued operations in our financial statements.

Our Suisun City Operations communication infrastructure services offers low voltage communications infrastructure contracting services to the public services, healthcare, energy and corporate enterprise markets. We provide an integrated approach to project coordination that creates cost-effective solutions. Corporations, government entities, healthcare organizations and educational institutions depend on the reliability and accuracy of voice, data and video communications. However, the potential for this new technology cannot be realized without the right infrastructure to support the convergence of technology. In this regard, we create integrated building systems, including the installation of advanced structured cabling systems. We specialize in wireless technology and a combination of various technologies to develop a cost-effective network for a customer's wireless communication requirements. This includes Wi-Fi networks, point-to-point systems, cellular networks, in-building systems and two-way communication systems. We support the integration of telecommunications, life safety, security and HVAC and design for future growth by building in additional capacity for expansion as new capabilities are added.

For the fiscal years ended April 30, 2017 and 2016, we generated revenues from continuing operations of $16,737,000 and $14,555,000, respectively. Our backlog at April 30, 2017 was $14,596,000 as compared to $13,200,000 at April 30, 2016.

Company Strategy

During the past two fiscal years, our strategy in the contracting services segment included divesting certain operations through the sale of our China Operations and closing of our Texas Operations.

We divested and/or closed these operations either because they were not profitable, or were part of our plan to reduce expenses and liabilities, improve operational performance, as well as to generate cash for working capital and general corporate purposes.

Meanwhile, our ongoing plan continues to be to strengthen our balance sheet as well as to increase revenue, profit and cash flow at our Suisun City Operations and seeking viable acquisition and/or merger candidate(s).

After completing our restructuring plan in fiscal year 2016, we launched a series of initiatives targeting revenue enhancement, including:

•	Strengthening our operations team with proven audio-visual professionals;

•	Uniformly deploying full-service low voltage capabilities for developing, installing and servicing structured cabling, audio-visual and security systems in our California market; and,

•	Developing strategic alliances with contractors who have significant presence in our geographic operating area.

We believe that these initiatives have the potential to improve the our business and provide more opportunities for growth.

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

In addition to broadening our contracting revenue potential and offering higher margin recurring service capabilities, we are also pursuing and securing more corporate affiliations and strategic alliances that have the potential to create more direct relationships capable of advancing our business opportunities even further.

Furthermore, we continue to aggressively explore other viable growth opportunities.

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year:

With regards to our financial results from continuing operations for the year ended April 30, 2017, we generated revenue of approximately $16,737,000 as compared to revenue of $14,555,000 for the same period last year. This $2,182,000 increase in revenue was due primarily to a $1,177,000 increase in revenue attributable to our Suisun City Operations and a $1,005,000 increase in revenue attributable to our Texas Operations (as previously mentioned, we have closed our Texas Operations in the fourth quarter of 2017).

We generated a net loss to common stock shareholders for the year ended April 30, 2017 of approximately $2,256,000, or $.76 per share of common stock, which includes approximately $1,037,000 of non-cash beneficial conversion dividends on the Series H-2 Shares and the Series H-3 Shares. The non-cash dividends have no impact on our operating income or cash flows. The net loss also includes a $580,000 of non-cash compensation expense associated with the issuance of stock options.

The net loss to common stock shareholders for the year ended April 30, 2017 compares to a net loss of approximately $8,270,000, or $3.61 per share of common stock for the year ended April 30, 2016, which includes approximately $4,743,000 of non-cash dividends on Series F-1 and G-1 Preferred Stock and $744,000 of non-cash beneficial conversion dividends on the Series H-1 Shares. The non-cash charges were offset by $400,000 in non-cash gains recorded on Section 16 settlements. The non-cash charges and gains have no impact on our operating income or cash flows. The net loss also includes a $838,000 gain loss from discontinued operations from the sale of our China Operations.

The markets we serve in public services, healthcare, and energy continue to afford opportunities to grow our business. Two of our most important economic indicators for measuring our future revenue producing capability and demand for our services continue to be our backlog and bid list. For comparative purposes, our backlog and bid list for prior periods only includes our continuing operations. Our backlog of unfilled orders was approximately $14,596,000 at April 30, 2017, compared to backlog of $13,200,000 for the same period last year. Our goal is to convert more items on our bid list into contract awards which will increase our backlog in the quarters ahead.

We believe that our low voltage communication infrastructure contracting services for public services, healthcare, energy and corporate enterprise markets will create additional opportunities. We believe that the ability to provide comprehensive communications infrastructure contracting services gives us a competitive advantage. In regard to strategic development, our focus is on organic growth opportunities and we feel optimistic about the markets we serve as evidenced by our new contract awards and customers continuing to seek bids from us, due to our experience in these markets.

Results of Operations for the Year Ended April 30, 2017 Compared to the Year Ended April 30, 2016

	For the years ended
	April 30,
	2017		2016

Revenue	$16,736,991	100.0%	$14,555,102	100.0%

Costs and expenses:
Cost of revenue	12,893,901	77.0%	11,570,364	79.5%
Selling, general and administrative expenses	6,272,138	37.5%	6,951,637	47.8%
Depreciation and amortization	115,454	0.7%	64,738	0.4%
	19,281,493	115.2%	18,586,739	127.7%

Operating loss	(2,544,502)	-15.2%	(4,031,637)	-27.7%

Other income (expense):
Interest expense	(6,621)	0.0%	(3,196)	0.0%
Income from Section 16 settlement	-	0.0%	400,000	2.7%
Income from Arbitration settlement	1,192,246	7.1%	-	0.0%
Other income	143,178	0.9%	5,284	0.0%

Loss from continuing operations before income tax provision	(1,215,699)	-7.3%	(3,629,549)	-24.9%
Income tax provision	3,130	0.0%	1,706	0.0%
Loss from continuing operations	(1,218,829)	-7.3%	(3,631,255)	-24.9%

Discontinued operations:
Income from discontinued operations	-	0.0%	27,261	0.2%
Gain from disposal	-	0.0%	837,720	5.8%
Consolidated net loss	(1,218,829)	-7.3%	(2,766,274)	-19.0%
Net loss attributable to noncontrolling interest	-	0.0%	16,505	0.1%
Net loss attributable to WPCS	(1,218,829)	-7.3%	(2,782,779)	-19.1%
Dividends declared on preferred stock	-	0.0%	(4,742,768)	-32.6%
Deemed dividend on convertible preferred stock, due to beneficial conversion feature	(1,037,365)	-6.2%	(744,499)	-5.1%
Net loss attributable to WPCS common shareholders	$(2,256,194)	-13.5%	$(8,270,046)	-56.8%

Operating Loss

We had an operating loss of approximately $2,545,000 for year ended April 30, 2017. This operating loss was comprised primarily of $1,043,000 in operating income from Suisun City Operations and which was offset by approximately $2,602,000 of corporate overhead expenses, of which approximately $580,000 related to non-cash compensation expense recognized on the issuance of employee stock options, and a $986,000 loss from the startup of our Texas Operations.

For the year ended April 30, 2016, we had an operating loss of approximately $4,032,000 which was comprised primarily of $1,064,000 in operating income from Suisun City Operations which was offset by approximately $4,813,000 of corporate overhead expenses, of which approximately $2,439,000 related to non-cash compensation expense recognized upon the issuance of employee stock options, a $237,000 in expenses from the startup of our Texas Operations and a write-off of our remaining Trenton Operations’ assets of $47,000. The details of the operating loss are as follows:

Revenue

Revenue for the year ended April 30, 2017, increased by approximately $2,182,000, or 15%, to approximately $16,737,000, as compared to approximately $14,555,000 for same period last year. The increase in revenue was due primarily to a $1,177,000 increase in revenue in Suisun City Operations and a $1,005,000 increase in revenue from our Texas Operations. (We closed our Texas Operations in the fourth quarter of 2017 and do not expect to have any further revenue from that operation). The increased sales in the Suisun City Operations is due to an increase in the number of contracts rather than adding a single large contract.

Cost of Revenue

Cost of revenue, which consists of direct costs on contracts: materials, direct labor, third party subcontractor services, union benefits and other overhead costs increased by approximately $1,323,000, or 11%, to approximately $12,894,000, or 77% of revenue, for the year ended April 30, 2017, as compared to approximately $11,570,000, or 79.5% of revenue, for the same period in 2016. The decrease in the cost of revenue as a percentage of sales was due primarily to attracting new contracts with lower subcontracting costs in the Suisun City Operations.

Selling, General and Administrative Expenses

For the year ended April 30, 2017, total selling, general and administrative expenses decreased by approximately $680,000, or 10%, to approximately $6,272,000 as compared to $6,952,000 for the year ended April 30, 2016. The decrease was primarily due to lower: (i) non-cash stock compensation expense of approximately $1,859,000 for stock options issued; (ii) accounting and legal fees of approximately $335,000; and (iii) various miscellaneous costs of approximately $101,000, all of which were partially offset by higher: (i) expenses in our Texas Operations of approximately $975,000; (ii) salary expenses of approximately $354,000 and (iii) various miscellaneous costs of approximately $334,000.

Depreciation and Amortization

For the year ended April 30, 2017, depreciation and amortization increased by approximately $50,000, or 77%, to approximately $115,000 as compared to approximately $65,000 for same period in 2016. The increase in expense was due to the addition of computer equipment, automobiles and office furniture in the San Antonio and Dallas offices.

Loss from Continuing Operations

We had a net loss from continuing operations of approximately $1,219,000 for the year ended April 30, 2017 as compared to a net loss from continuing operations of approximately $3,631,000 for the same period in 2016. Loss from continuing operations is determined by adjusting the operating loss by the following items:

Interest Expense

For the years ended April 30, 2017 and 2016, interest expense was approximately $7,000 and $3,000, respectively. The increase in interest expense in 2017 as compared to the same period in 2016 is attributable to interest on automobile loans.

Income from Section 16 Settlement

For the year ended April 30, 2016, we received income from Section 16 settlements of $400,000. This income was comprised of forgiveness of certain promissory notes and receipt of cash as part of the settlements with certain note holders who were defendants named in a Section 16 litigation brought by a shareholder of the Company. These settlements resolved all issues related to this litigation. There was no income from Section 16 settlements for the year ended April 30, 2017.

Income from Arbitration and Other Settlements

During the year ended April 30, 2017, we received approximately $1,150,000 in connection with a global settlement agreement and mutual release to resolve all existing disputes and claims regarding the construction of the Cooper Medical School at Rowan University, located in Camden, New Jersey, in which we served as an electrical prime contractor.

During the year ended April 30, 2017, we received approximately $30,000 in connection with a settlement of an outstanding contract in our Suisun City Operations.

Other Income

For the years ended April 30, 2017 and 2016, other income was approximately $143,000 compared to approximately $5,000, respectively. The increase in other income in 2017 is primarily due to the negotiation and eventual reduction of certain accounts payable balances.

Net Loss Attributable to WPCS Common Shareholders

We incurred a net loss attributable to WPCS common stock shareholders of approximately $2,256,000 for the year ended April 30, 2017 as compared to a net loss attributable to WPCS common stock shareholders of approximately $8,270,000 for the same period in 2016. The following items are the adjustments to the loss from continuing operations that result in determining the net loss attributable to WPCS common stock shareholders.

Gain from Discontinued Operations

As a result of the sale of our China Operations, we have recorded all activity related to that subsidiaries as income from discontinued operations (see Note 13 – Discontinued Operations). The cumulative effect is net income of approximately $865,000 for the year ended April 30, 2016. There was no activity from discontinued operations for the year ended April 30, 2017.

Dividends Declared on Preferred Stock

As a result of the issuance of preferred stock, we declared dividends, make-whole dividends, and deemed dividends of approximately $1,037,000 for the year ended April 30, 2017 as compared to approximately $5,487,000 for the same period in 2016. These dividends are non-cash and were either paid in shares of common stock or result due to the calculation of a beneficial conversion feature upon the issuance of preferred stock.

Effects of Inflation

Inflation has not had a material impact on our business.

Liquidity and Capital Resources as of April 30, 2017

As of April 30, 2017, we had a working capital surplus of approximately $2,862,000, which consisted of current assets of approximately $6,811,000 and current liabilities of approximately $3,949,000. The current liabilities as presented in the audited balance sheet at April 30, 2017 primarily consist of approximately $1,790,000 of accounts payable and accrued expenses, approximately $2,106,000 of billings in excess of contract costs and approximately $52,000 of short-term vehicle loans.

Our cash and cash equivalents balance at April 30, 2017 was approximately $2,159,000 of which approximately $500,000 is classified as restricted cash.

Our operating activities used approximately $1,367,000 of cash for the year ended April 30, 2017. The major components of the net cash used in operating activities were the loss from operations of approximately $1,219,000, the increase in accounts receivable of approximately $1,314,000, the reduction of accounts payable of approximately $282,000 offset by an increase in the billings in excess of costs of approximately $748,000 and the non-cash charge associated with the issuance of stock options of approximately $602,000.

Our investing activities used cash of approximately $77,000, for the year ended April 30, 2017, due to the purchase of equipment of approximately $77,000.

Our financing activities provided cash of approximately $1,368,000 for the year ended April 30, 2017, primarily from the issuance of the Series H-2 Shares and the Series H-3 Shares offset by payment to satisfy obligations under our loan payable agreements.

Our future plans and growth are dependent on our ability to increase revenues and continue our business development efforts surrounding our contract award backlog. If we continue to incur losses and revenues do not generate from the backlog as expected we may need to raise additional capital to continue as a going concern. We currently anticipate that our cash and cash equivalents will be sufficient to meet our working capital requirements, fund our operating losses and capital expenditures for at least 12 months from the date of filing this annual report. If in the future our plans or assumptions change or prove to be inaccurate, we may need to raise additional funds through public or private debt or equity offerings, financings, corporate collaborations, or other means. We may also be required to reduce operating expenditures or investments in its infrastructure.

In addition, our Suisun Operations has a $1.0 million operating line of credit which expires on August 15, 2017. It is our plan to renew that line of credit for one year from the expiration date but there is no assurance that the line will be renewed.

Backlog

As of April 30, 2017, we had a backlog of unfilled orders of approximately $14,596,000 as compared to approximately $13,200,000 at April 30, 2016. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all.

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

Fair Value of Financial Instruments

Our material financial instruments at April 30, 2017 and for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, account payable, notes, common stock warrants and loans payable. The fair values of cash and cash equivalents, accounts receivable, and accounts payable are equal to their carrying value because of their liquidity and short-term maturity. We believe that the fair values of the loans payable do not differ materially from their aggregate carrying values in that substantially all the obligations bear variable interest rates that are based on market rates or interest rates that are periodically adjustable to rates that are based on market rates.

Share Based Compensation

We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the Company’s expected annual dividend yield. The Company has adopted ASU 2016-09 as of April 30, 2017, and has elected to recognize forfeitures as they occur rather than estimate their forfeiture rate.

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

At April 30, 2017, our net deferred tax assets are fully offset by a valuation allowance. We will continue to evaluate the realization of our deferred tax assets and liabilities on a periodic basis, and will adjust such amounts in light of changing facts and circumstances.

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

Adoption of Recent Accounting Standards

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

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows - Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company elected to early adopt ASU 2016-18 including retrospective adoption for all prior periods. The impact of the adoption of ASU 2016-18 is the addition of a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet and was not material to the results.

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendment is to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in ASU 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2016. The Company adopted this guidance as of April 30, 2017, and its adoption did not have any significant impact on the Company’s consolidated financial statements.

Recent Accounting Standards

See Note 3 of the Financial Statements for a discussion of recent accounting standards.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

28

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

WPCS International Incorporated

We have audited the accompanying consolidated balance sheets of WPCS International Incorporated and Subsidiaries (the “Company”) as of April 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WPCS International Incorporated and Subsidiaries, as of April 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

New York, NY

July 21, 2017

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,659,318	$2,235,597
Restricted cash	500,026	—
Accounts receivable, net of allowance of $247,000 and $92,000 at April 30, 2017 and 2016, respectively	4,199,674	2,886,154
Costs and estimated earnings in excess of billings on uncompleted contracts	410,826	357,210
Prepaid expenses and other current assets	41,135	66,256
Total current assets	6,810,979	5,545,217

Property and equipment, net	322,643	237,800

Other assets	11,484	21,162

Total assets	$7,145,106	$5,804,179

LIABILITIES AND EQUITY
Current liabilities:
Current portion of loans payable	$52,946	$53,996
Accounts payable and accrued expenses	1,790,256	2,071,765
Billings in excess of costs and estimated earnings on uncompleted contracts	2,105,797	1,358,289
Total current liabilities	3,948,999	3,484,050

Loans payable, net of current portion	124,559	94,825
Total liabilities	4,073,558	3,578,875

Commitments and contingencies

Stockholders' equity
Preferred stock - $0.0001 par value, 5,000,000 shares authorized at April 30, 2017 and 2016, respectively
Convertible Series H, 8,500 shares designated - 8 and 2,638 shares issued and outstanding at April 30, 2017 and 2016, respectively; liquidation preference of $1,000	1,242	406,262
Convertible Series H-1, 9,488 shares designated - 4,289 and 8,119 shares issued and outstanding at April 30, 2017 and 2016, respectively; liquidation preference of $712,000	437,530	699,324
Convertible Series H-2, 3,500 shares designated- 3,305 and 0 shares issued and outstanding at April 30, 2017 and 2016, respectively; liquidation preference of $400,000	230,721	—
Convertible Series H-3, 8,461 shares designated - 7,017 and 0 shares issued and outstanding at April 30, 2017 and 2016, respectively; liquidation preference of $968,000	475,185	—
Common stock - $0.0001 par value, 100,000,000 shares authorized, 3,352,159 and 2,691,055 shares issued and outstanding as of April 30, 2017 and 2016, respectively	335	269
Additional paid-in capital	89,003,669	85,940,389
Accumulated deficit	(87,077,134)	(84,820,940)
Total stockholders' equity	3,071,548	2,225,304

Total liabilities and stockholders’ equity	$7,145,106	$5,804,179

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	April 30,
	2017	2016

Revenue	$16,736,991	$14,555,102

Costs and expenses:
Cost of revenue	12,893,901	11,570,364
Selling, general and administrative expenses	6,272,138	6,951,637
Depreciation and amortization	115,454	64,738
	19,281,493	18,586,739

Operating loss	(2,544,502)	(4,031,637)

Other income (expense):
Interest expense	(6,621)	(3,196)
Income from Section 16 settlement	-	400,000
Income from Arbitration settlement	1,192,246	-
Other income	143,178	5,284

Loss from continuing operations before income tax provision	(1,215,699)	(3,629,549)
Income tax provision	3,130	1,706
Loss from continuing operations	(1,218,829)	(3,631,255)

Discontinued operations:
Income from discontinued operations	-	27,261
Gain from disposal	-	837,720
Consolidated net loss	(1,218,829)	(2,766,274)
Net income attributable to noncontrolling interest	-	16,505
Net loss attributable to WPCS	(1,218,829)	(2,782,779)
Dividends declared on preferred stock	-	(4,742,768)
Deemed dividend on convertible preferred stock, due to beneficial conversion feature	(1,037,365)	(744,499)
Net loss attributable to WPCS common shareholders	$(2,256,194)	$(8,270,046)

Basic and diluted loss from continuing operations per common share	$(0.76)	$(3.98)
Gain from disposal	-	0.37
Basic and diluted net loss per common share	$(0.76)	$(3.61)

Basic and diluted weighted average number of common shares outstanding	2,967,984	2,290,050

The accompanying notes are an integral part of these consolidated financial statements.

F-4

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the years ended
	April 30,
	2017	2016
Consolidated net loss	$(1,218,829)	$(2,766,274)
Reclassification adjustments of other comprehensive loss on the sale of China Operations	—	349,723
Comprehensive loss attributable to WPCS shareholders	$(1,218,829)	$(2,416,551)

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 1, 2015	16,126	$5,120,697	982,660	$98	$70,380,397	$(76,550,894)	$(1,049,702)
Issuance of Series H-1 preferred stock and warrants for cash	8,532	1,575,000	-	-	-	-	1,575,000
Issuance of warrants with Series H-1 preferred stock	-	(841,405)	-	-	841,405	-	-
Beneficial conversion feature of Series H-1 convertible preferred stock	-	(703,770)	-	-	703,770	-	-
Deemed dividends related to immediate accretion of beneficial conversion feature of Series H-1 convertible preferred stock	-	703,770	-	-	-	(703,770)	-
Deemed dividend on conversion of Series H-1 convertible preferred stock to common stock	-	40,729	-	-	-	(40,729)	-
Conversion of Series H-1 preferred stock to common stock	(413)	(75,000)	41,300	4	74,996	-	-
Dividends declared on Series F and F-1 preferred stock	-	-	-	-	-	(159,215)	(159,215)
Dividends declared on Series G and G-1 preferred stock	-	-	-	-	-	(126,198)	(126,198)
Make-whole amount on conversion of preferred F-1 and G-1 shares	-	-	-	-	-	(4,457,355)	(4,457,355)
Conversion of dividends payable related to make-whole amount to common stock	-	-	204,865	21	4,457,335	-	4,457,356
Conversion of a portion of the dividends payable related to Series F preferred stock	-	-	13,959	1	313,185	-	313,186
Conversion of a portion of the dividends payable related to Series F-1 preferred stock	-	-	14,291	1	311,790	-	311,791
Conversion of a portion of the dividends payable related to Series G preferred stock	-	-	7,022	1	129,655	-	129,656
Conversion of a portion of the dividends payable related to Series G-1 preferred stock	-	-	11,154	1	208,324	-	208,325
Conversion of short term convertible note to Series H preferred stock	8,435	1,299,000	-	-	-	-	1,299,000
Conversion of Series F preferred stock to common stock	(5,268)	(1,589,933)	239,454	24	1,589,909	-	-
Conversion of Series F-1 preferred stock to common stock	(5,642)	(1,702,808)	256,456	26	1,702,782	-	-
Conversion of Series G preferred stock to common stock	(2,088)	(731,706)	116,453	12	731,694	-	-
Conversion of Series G-1 preferred stock to common stock	(3,128)	(1,096,250)	174,457	17	1,096,233	-	-
Conversion of Series H preferred stock to common stock	(5,797)	(892,738)	579,700	58	892,680	-	-
Share based compensation	-	-	47,969	5	2,506,234	-	2,506,239
Fractional shares issued on reverse split	-	-	1,315	-	-	-	-
Reclassification adjustments of other comprehensive loss on sale of China operations	-	-	-	-	-	-	-
Reclassification adjustments of net loss attributable to noncontrolling interest on sale of China Operations	-	-	-	-	-	-	-
Net loss attributable to WPCS	-	-	-	-	-	(2,782,779)	(2,782,779)
Balance, April 30, 2016	10,757	1,105,586	2,691,055	269	85,940,389	(84,820,940)	2,225,304
Share based compensation	-	-	15,104	2	602,429	-	602,431
Issuance of Series H-2 preferred stock and warrants for cash, net of offering costs	3,305	461,969	-	-	(32,338)	-	429,631
Issuance of warrants with Series H-2 preferred stock	-	(231,248)	-	-	231,248	-	-
Beneficial conversion feature of Series H-2 convertible preferred stock	-	(183,284)	-	-	183,284	-	-
Deemed dividends related to immediate accretion of beneficial conversion feature of Series H-2 convertible preferred stock	-	183,284	-	-	-	(183,284)	-
Issuance of Series H-3 preferred stock and warrants for cash, net of offering costs	7,017	1,033,011	-	-	-	-	1,033,011
Issuance of warrants with Series H-3 preferred stock	-	(557,826)	-	-	557,826	-	-
Beneficial conversion feature of Series H-3 convertible preferred stock	-	(476,375)	-	-	476,375	-	-
Deemed dividends related to immediate accretion of beneficial conversion feature of Series H-3 convertible preferred stock	-	476,375	-	-	-	(476,375)	-
Conversion of Series H preferred stock to common stock	(2,630)	(405,020)	263,000	26	404,994	-	-
Conversion of Series H-1 preferred stock to common stock	(3,830)	(639,500)	383,000	38	639,462	-	-
Deemed dividend on conversion of Series H-1 convertible preferred stock to common stock	-	377,706	-	-	-	(377,706)	-
Net loss	-	-	-	-	-	(1,218,829)	(1,218,829)
Balance, April 30, 2017	14,619	$1,144,678	3,352,159	$335	$89,003,669	$(87,077,134)	$3,071,548

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	April 30,
	2017	2016
Operating activities:
Net loss from continuing operations	$(1,218,829)	$(3,631,255)
Consolidated net income from discontinued operations	-	864,981
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	115,454	64,738
Shares based compensation	602,431	2,506,239
Gain on sale of China Operations	-	(837,720)
Income on Section 16 settlement	-	(400,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,313,520)	3,608,736
Costs and estimated earnings in excess of billings on uncompleted contracts	(53,616)	63,224
Current assets held for sale	-	(3,853,621)
Prepaid expenses and other current assets	25,121	93,513
Other assets	9,678	4,222
Other assets held for sale	-	(34,523)
Accounts payable and accrued expenses	(281,509)	(3,342,504)
Current liabilities held for sale	-	2,200,030
Billings in excess of costs and estimated earnings on uncompleted contracts	747,508	11,828
Net cash used in operating activities	(1,367,282)	(2,682,112)

Investing activities:
Acquisition of property and equipment	(77,272)	(139,552)
Proceeds from sale of China Operations, net of acquisition cost	-	1,325,744
Net cash (used in) provided by investing activities	(77,272)	1,186,192

Financing activities:
Proceeds from issuance of Series H-1 preferred stock and warrants	-	1,575,000
Proceeds from issuance of Series H-2 preferred stock and warrants, net of offering costs	429,631	-
Proceeds from issuance of Series H-3 preferred stock and warrants, net of offering costs	1,033,011	-
Borrowings under loan payable obligations	-	115,753
Repayment under loan payable obligations	(94,341)	(51,106)
Repayments under other payable to Zurich	-	(360,000)
Repayments of short term convertible note	-	(4,000)
Net cash provided by financing activities	1,368,301	1,275,647

Effect of exchange rate changes on cash	-	91,510

Net decrease in cash, cash equivalents and restricted cash	(76,253)	(128,763)
Cash, cash equivalents and restricted cash beginning of the year	2,235,597	2,364,360
Cash, cash equivalents and restricted cash end of the year	$2,159,344	$2,235,597

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the years ended
	April 30,
	2017	2016
Schedule of non-cash investing and financing activities:
Automobile loan payable obligations	$123,025	$-
Declaration on preferred dividend payable	$-	$4,742,768
Issuance of warrants with Series H-2 preferred stock	$231,248	$-
Beneficial conversion feature of Series H-2 convertible preferred stock	$183,284	$-
Deemed dividends related to immediate accretion of beneficial conversion feature of Series H-2 convertible preferred stock	$183,284	$-
Issuance of warrants with Series H-3 preferred stock	$557,826	$-
Beneficial conversion feature of Series H-3 convertible preferred stock	$476,375	$-
Deemed dividends related to immediate accretion of beneficial conversion feature of Series H-3 convertible preferred stock	$476,375	$-
Conversion of dividends payable related to make-whole amount to common stock	$-	$4,457,356
Conversion of dividends payable related to Series F-1 preferred stock	$-	$624,977
Conversion of dividends payable related to Series G-1 preferred stock	$-	$337,981
Conversion of short term convertible note to Series H preferred stock	$-	$1,299,000
Conversion of Series F and F-1 preferred stock through the issuance of common stock	$-	$3,292,741
Conversion of Series G and G-1 preferred stock through the issuance of common stock	$-	$1,827,927
Conversion of Series H preferred stock through the issuance of common stock	$405,020	$892,738
Conversion of Series H-1 preferred stock through the issuance of common stock	$639,500	$75,000
Deemed dividend on conversion of Series H-1 convertible preferred stock to common stock	$377,706	$-

The accompanying notes are an integral part of these consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

WPCS International Incorporated, a Delaware corporation (“WPCS”) and its wholly and majority-owned subsidiaries (collectively, the “Company”) currently specializes in low voltage communications, audio-visual and security contracting services, conducting business in one segment at one operations center, through its wholly-owned domestic subsidiary, WPCS International - Suisun City, Inc. (“Suisun City Operations”). During the year ended April 30, 2017 the Company also conducted operations from its wholly-owned Texas subsidiary, WPCS International-Texas, Inc. (“Texas Operations”), however, as of April 30, 2017, the Texas Operations has been closed.

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

Basis of Presentation

The consolidated financial statements of the Company included in this Report for the years ended April 30, 2017 and 2016, reflect the accounts of current and former entities as either continued or discontinued operations, as discussed below.

Continuing operations for the years ended April 30, 2017 and 2016 include the results of operations of: (i) WPCS (which primarily reflects corporate operating expenses and nonoperating income); (ii) Suisun City Operations and the Texas Operations, (the Texas Operations were closed in February 2017 and therefore the Suisun Operation remains the Company’s only active operating subsidiary); (iii) WPCS Incorporated, an inactive subsidiary; and (iv) WPCS International – Trenton, Inc. (“Trenton Operations”), which operations were closed in September 2013.

Discontinued operations for the year ended April 30, 2016 include the results of WPCS Asia Limited, a 60% joint venture interest in Tai'an AGS Pipeline Construction Co. Ltd. (the “China Operations”). There are no discontinued operations for the year ended April 30, 2017.

NOTE 2 – LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2017, the Company had a working capital surplus of approximately $2,862,000 and cash, cash equivalents and restricted cash of approximately $2,159,000.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all cash and highly liquid investments with a maturity, at time of purchase, of three months or less.

Restricted cash is classified separately on the Balance Sheet and included with cash and cash equivalents on the Statement of Cash Flows. The Company entered into a Series H-3, Preferred Stock, Securities Purchase Agreement, whereby $500,000 of the purchase price was directed to and is to be held in a separate account (the “Restricted Account”). While held in the Restricted Account, the Restricted Account Funds may not be accessed or otherwise used by the Company. The Restricted Account Funds may be released from the Restricted Account upon the unanimous approval of the Company’s board of directors.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and accounts receivable. The Company reduces credit risk by placing its temporary cash and cash equivalents with major domestic financial institutions. At times, such amounts may exceed federally insured limits. The Company reduces credit risk related to accounts receivable by routinely assessing the financial strength of its customers and maintaining an appropriate allowance for doubtful accounts based on its history of write-offs, current economic conditions and an evaluation of the credit risk related to specific customers. The Company does not require collateral in most cases, but may file claims against the construction project if a default in payment occurs.

The Company maintains it cash, cash equivalents and restricted cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced losses in such accounts; however, amounts in excess of the federally insured limit may be at risk if the bank experiences financial difficulties. As of April 30, 2017, approximately $1,564,000 was in excess of the Federal Deposit Insurance Corporation limits.

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

Fair Value of Financial Instruments

The Company’s material financial instruments at April 30, 2017 and 2016 for which disclosure of fair value is required by certain accounting standards consisted of cash, cash equivalents and restricted cash, accounts receivable, account payable, loans payable and short-term bank loan. The fair values of cash and cash equivalents, accounts receivable, and account payable are equal to their carrying value because of their liquidity and short-term maturity. Management believes that the fair values of loans payable and short-term bank loan do not differ materially from their aggregate carrying values, because the interest rates of these financial instruments approximate the prevailing interest rates management expects to receive if additional financing was necessary.

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

Fair Value of Series H, Series H-1, H-2 and H-3 Preferred Stock

The fair value of the Preferred Stock is based on unobservable inputs. Such unobservable inputs include use of the Company’s own data or assumptions such as earnings and discounted cash flow. The Company estimates of the fair value of the Preferred Stock is based on assumptions that market participants would use in their estimates of fair value. The Company used the Black Sholes pricing model to determine the fair value of Preferred Series H, H-1, H-2 and H-3 stock.

Other Concentrations

As of April 30, 2017, the Company has 60 union employees in its Suisun City Operations. At April 30, 2017, 78% of the Company’s labor force is subject to collective bargaining agreements. Although the Company’s past experience has been favorable with respect to resolving conflicting demands with these unions, it is always possible that a protracted conflict may occur which could impact the renewal of the collective bargaining agreements. The current union contract is scheduled to expire in November 2017. The Company hires union employees on an “as needed basis” and the number of union employees will vary depending on the number of jobs in process.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

For the fiscal years ended April 30, 2017 and April 30, 2016, the Company had the following concentrations:

Accounts Receivable

The concentration of accounts receivable as of April 30, 2017 and April 30, 2016, respectively are as follows:

	As of
	April 30, 2017	April 30, 2016
Customer A	24%	-%
Customer B	12%	-%
Customer C	10%	21%
Customer D	-%	34%
Customer E	-	10%

The accounts receivable also included retainage receivable of $730,000 and $326,000 at April 30, 2017 and April 30, 2016, respectively, and both the retainage and aged accounts receivable are expected to be collected.

Revenue Recognition

The concentration of revenue recognition for the years ended April 30, 2017 and April 30, 2016, respectively are as follows:

	For the years ended
	April 30, 2017	April 30, 2016
Customer A	16%	17%

Share Based Compensation

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the Company’s expected annual dividend yield. The Company has adopted ASU 2016-09 as of April 30, 2017, and has elected to recognize forfeitures as they occur rather than estimate their forfeiture rate.

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

Adoption of Recent Accounting Standards

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

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows - Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company elected to early adopt ASU 2016-18 including retrospective adoption for all prior periods. The impact of the adoption of ASU 2016-18 is the addition of a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet and was not material to the results.

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendment is to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in ASU 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2016. The Company adopted ASU 2016-09 as of April 30, 2017, and its adoption did not have any significant impact on the Company’s financial statements.

Recent Accounting Standards

Leases

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

Revenue from Contracts with Customers

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Subsequent to issuing ASU 2014-09, the FASB issued the following amendments concerning the adoption and clarification of ASU 2014-09. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date” (“ASU 2015-14”), which deferred the effective date one year. As a result, the amendments of ASU 2014-09 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08 “Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. ASU 2016-08 clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU No. 2016-10 “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. In December 2016, the FASB issued an update (“ASU 2016-20”) to ASC 606, Technical Corrections and Improvements, which outlines technical corrections to certain aspects of the new revenue recognition standard such as provisions for losses on construction type contracts and disclosure of remaining performance obligations, among other aspects. The Company is currently evaluating the potential impact the adoption of these ASUs may have on its financial statements and related disclosures.

Business Combinations

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

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”), SEC or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

The table below presents the computations of loss per share from continuing operations applicable to common stockholders, after consideration of noncontrolling interest and dividends declared on preferred stock, as follows:

	For the years ended
	April 30,
	2017	2016
Numerator:

Loss from continuing operations attributable to WPCS common shareholders	$(2,256,194)	$(9,118,522)
Income from discontinued operations, basic and diluted	-	848,476
Net loss attributable to WPCS common shareholders, basic and diluted	$(2,256,194)	$(8,270,046)

Denominator:

Basic and diluted weighted average shares outstanding	2,967,984	2,290,050

Basic and diluted loss from continuing operations per common share	$(0.76)	$(3.98)
Basic and diluted income from discontinued operations per common share	-	0.37
Basic and diluted loss per common share	$(0.76)	$(3.61)

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

The following were excluded from the computation of diluted shares outstanding due to the losses for the years ended April 30, 2017 and 2016, as they would have had an anti-dilutive impact on the Company’s net loss.

	As of April 30,
	2017	2016
Common stock equivalents:
Common stock options	3,328,000	3,290,000
Series H, H-1, H-2 and H-3 preferred stock	1,462,000	1,076,000
Common stock purchase warrants	2,893,000	1,295,000
Totals	7,683,000	5,661,000

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Costs and estimated earnings on uncompleted contracts consist of the following at April 30, 2017 and 2016:

	April 30, 2017	April 30, 2016

Costs incurred on uncompleted contracts	$16,362,011	$28,884,776
Estimated contract earnings	3,714,584	4,367,463
	20,076,595	33,252,239
Less: Billings to date	21,771,566	34,253,318
Total	$(1,694,971)	$(1,001,079)

Costs and estimated earnings in excess of billings on uncompleted contracts	$410,826	$357,210
Billings in excess of cost and estimated earnings on uncompleted contracts	2,105,797	1,358,289
Total	$(1,694,971)	$(1,001,079)

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which circumstances requiring the revisions become known. Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at April 30, 2017 and 2016:

	Estimated useful life (years)	2017	2016
Furniture and fixtures	5-7	$98,550	$74,265
Computers and software	2-3	302,843	283,928
Vehicles	5-7	914,217	909,175
Machinery and equipment	5	118,106	88,689
Leasehold improvements	2-3	291,689	291,688
		1,725,405	1,647,745
Less accumulated depreciation and amortization		(1,402,762)	(1,409,945)
		$322,643	$237,800

Depreciation and amortization expense for property and equipment for the years ended April 30, 2017 and 2016 was approximately $115,000 and $65,000, respectively.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE 7 – INCOME FROM SECTION 16 SETTLEMENTS

For the years ended April 30, 2017 and 2016, the Company received income from Section 16 settlements of approximately $0 and $400,000, respectively. This income was comprised of forgiveness of certain promissory notes and receipt of cash as part of the settlements with certain note holders who were defendants named in a Section 16 litigation brought by a shareholder of WPCS. These settlements resolved all issues related to this litigation.

NOTE 8 – BANK LINE OF CREDIT

On May 20, 2015, the Company entered into an asset-based revolving credit line agreement with a California-based bank, which provides a $1,000,000 line of credit for its Suisun City Operations. The line of credit expires on August 15, 2017, has an interest rate of prime plus 2% (5% as of April 30, 2017) and is subject to a monthly borrowing base calculation based upon eligible accounts receivable. The line of credit is secured by all of the assets of the Company.

In addition, the line of credit requires our Suisun City Operations to comply with certain financial and operational covenants. These covenants require the Suisun City Operations to, among other things, maintain a certain quick ratio and a minimum net worth, which the Suisun City Operations is in compliance with.

As of July 21, 2017, the Company has not drawn down on the line of credit.

NOTE 9 – LOANS PAYABLE

The following tables summarize outstanding loans payable related to automobiles as of April 30, 2017 and 2016, respectively:

			Carrying Value
		Stated	as of	Estimated Future Payment
	Maturity Date	Interest Rate	April 30, 2017	Within 1 Year	After 1 year
0% automobile loan payable	April 2018 - June 2019	0.0%	$18,000	$9,000	$9,000
1% automobile loan payable	November 2022	1.0%	23,000	5,000	18,000
3% automobile loan payable	November 2022	3.0%	24,000	5,000	19,000
4% automobile loan payable	December 2016 - January 2020	4.0%	25,000	9,000	16,000
5% automobile loan payable	January 2020 - February 2020	5.0%	50,000	17,000	33,000
7% automobile loan payable	June 2019	7.0%	23,000	5,000	18,000
8% automobile loan payable	October 2021	8.0%	15,000	3,000	12,000
			$178,000	$53,000	$125,000

			Carrying Value
		Stated	as of	Estimated Future Payment
	Maturity Date	Interest Rate	April 30, 2016	Within 1 Year	After 1 year
0% automobile loan payable	April 2018 - May 2019	0.0%	$25,000	$10,000	$15,000
4% automobile loan payable	August 2016 - January 2020	4.0%	58,000	28,000	30,000
5% automobile loan payable	January 2020 - February 2020	5.0%	66,000	16,000	50,000
			$149,000	$54,000	$95,000

NOTE 10 - RETIREMENT PLANS

Employee Benefit Plan

The Company and its subsidiaries participate in employee savings plans under Section 401(k) of the Internal Revenue Code pursuant to which eligible employees may elect to defer a portion of their annual salary by contributing to the plan. There were no Company matching contributions made for the years ended April 30, 2017 and 2016.

Union Sponsored Pension Plan (Defined Contribution)

The Company contributes to one multiemployer, money purchase defined contribution pension plan pursuant to a collective bargaining agreement. The plan is qualified under section 401(a) of the Internal Revenue Code. The Plan is not subject to the Pension Protections Act’s zone status and other reporting obligations, which only apply to Defined Benefit Pension Plans. The information available to the Company about the multiemployer plan in which it participates, whether via request to the plan or publicly available, is generally dated due to the nature of the reporting cycle of multiemployer plans and legal requirements under the Employee Retirement Income Security Act (“ERISA”) as amended by the Multiemployer Pension Plan Amendments Act (“MPPAA”). Based upon the plans most recently available annual report, the Company’s contribution to the plan was less than 5% of each such plans total contributions. The “FIP/RP Status Pending or Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented.

As the Plan is a Defined Contribution Pension Plan, the Plan is 100% funded and has no unfunded liability balance as of April 30. 2017. In addition, employers who contribute to this Plan have no withdrawal liability.

Information on the significant multiemployer pension plan in which the Company participates is included in the table below.

					Expiration
		Pension		FIP/RP	of
	Federal Identification	Certified Zone Status		Status Pending or	Collective Bargaining	Company's Contributions
Pension Plan Legal name	Number	2016	2015	Implemented	Arrangement	2017	2016

International Brotherhood of Electrical Workers District No. 9 Pension Plan	93-6074829	Green	Green	No	11/30/2017	$525,523	$366,923

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE 11 - INCOME TAXES

The provision for income taxes from continuing operations for the years ended April 30, 2017 and 2016 is summarized as follows:

	Years Ended
	April 30,
	2017	2016
Current
Federal	$-	$-
State	1,632	1,706
Foreign	-	-
Totals	1,632	1,706
Deferred
Federal	-	-
State	-	-
Foreign	-	-
Totals	-	-
Total provision for income taxes (benefits)	$1,632	$1,706

The actual provision for income taxes from continuing operations reflected in the consolidated statements of operations for the years ended April 30, 2017 and 2016 differs from the provision computed at the federal statutory tax rates. The principal differences between the statutory income tax and the actual provision for income taxes are summarized as follows:

	Years Ended
	April 30,
	2017	2016
Expected tax (benefit) provision at statutory rate (34%)	$(413,337)	$(1,233,531)
State and local taxes, net of federal tax benefit	(684,228)	(675,924)
Valuation allowance	1,300,959	1,288,447
Deferred tax true-up	(320,038)
Write-off of foreign tax credits	-	265,600
Inducement Expense	-	136,000
Permanent differences	118,276	1,706
Other	-	219,408
Totals	$1,632	$1,706

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Deferred tax assets and liabilities are provided for the effects of temporary difference between tax basis of an asset or liability and its reported amount in the consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

The components of the Company’s deferred tax assets and liabilities are as follows:

	April 30, 2017	April 30, 2016
Deferred tax assets:

Allowance for doubtful accounts	$100,989	$36,165
Bonus and vacation accruals	45,319	53,727
Non-qualified stock options	1,422,692	1,135,090
Valuation allowance	(1,569,000)	(1,224,973)

Deferred tax assets-current	-	-

Capital loss carryforward	4,768,005	4,126,345
Property and equipment	(12,725)	43,948
Net operating loss carryforward	12,962,521	12,590,576
Valuation allowance	(17,717,801)	(16,760,869)

Deferred tax assets (liabilities)-long term	-	-

Net deferred tax assets (liabilities)	-	$-

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

At April 30, 2017, the Company has net operating loss carryforwards for Federal tax purposes approximating $32.1 million expiring in varying amount beginning in 2023 through 2037. The Company also has net operating loss carryforwards in multiple states approximating $32.8 million and expiring in varying amounts beginning in 2023 through 2037. However, the future use of some or all of such carried forward domestic losses may be limited by Sec. 382 of Internal Revenue Code in the event of an ownership change.

The Company considers past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. The Company’s forecast of expected future taxable income is based over such future periods that it believes can be reasonably estimated. Based on its analysis as of April 30, 2017, the Company increased its valuation allowance by approximately $1.3 million on its deferred tax assets. Due to the uncertainty of recognizing a tax benefit on loss carryforwards, the Company has provided a valuation allowance of approximately $19.3 million at April 30, 2017.

At April 30, 2017, the Company’s net deferred tax assets are fully offset by a valuation allowance. The Company continues to analyze the realizability of its deferred tax assets on a regular basis.

Accounting for uncertainty in income taxes requires uncertain tax positions to be classified as non-current income tax liabilities unless they are expected to be paid within one year. The Company has concluded that there are no uncertain tax positions requiring recognition in its consolidated financial statements as of April 30, 2017 and 2016. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. For the years ended April 30, 2017 and 2016 there was no interest expense relating to unrecognized tax benefits.

The Company and its domestic subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the years April 30, 2014 and thereafter. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing the respective return. The Company is not currently under examination by any taxing authority.

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

Under the terms of the Series H Certificate of Designation, each share of Series H Preferred Stock has a stated value of $154 and is convertible into shares of the Company’s common stock (“common stock”), equal to the stated value divided by the conversion price of $1.54 per share (subject to adjustment in the event of stock splits or dividends). The Company is prohibited from effecting the conversion of the Series H Preferred Stock to the extent that, as a result of such conversion, the holder would beneficially own more than 9.99%, in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon such conversion.

Series H-1 Preferred Stock

Between July 14 and July 20, 2015, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with four investors (the “Series H-1 Investors”) pursuant to which the Company issued to the Series H-1 Investors an aggregate of 8,532 shares of Series H-1 Preferred Convertible Stock of the Company, par value $0.0001 per share (the “Series H-1 Shares”), and warrants to purchase 1,279,759 shares of common stock, with exercise prices between $1.63 and $1.66 per share (the “Series H-1 Warrants”). The purchase price for each Series H-1 Share was between $163 and $166 and the purchase price for each Series H-1 Warrant was $0.1250, for aggregate gross proceeds of $1,575,000.

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

Due to the reduction of allocated proceeds to Series H-1 Shares the effective conversion price was approximately $0.80 per share or $704,000 in aggregate. Since the conversion option of the preferred stock was immediately exercisable, the amount allocated to the Beneficial Conversion Feature was immediately accreted to preferred dividends, resulting in an increase in the carrying value of the preferred stock. In addition, the Company recognized approximately $378,000 and $41,000 of deemed dividends for the years ended April 30, 2017 and 2016, respectively, upon the conversion of shares of Series H-1 preferred to common stock.

Under the terms of the Series H-1 Certificate of Designation, each of the Series H-1 Shares has a stated value of $166 and is convertible into shares of common stock, equal to the stated value divided by the conversion price of $1.66 per share (subject to adjustment in the event of stock splits and dividends). The Company is prohibited from effecting the conversion of the Series H-1 Shares to the extent that, as a result of such conversion, the holder or any of its affiliates would beneficially own more than 9.99%, in the aggregate, of the issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series H-1 Shares.

Series H-2 Preferred Stock

On December 21, 2016, the Company entered into a Securities Purchase Agreement (the “Series H-2 Securities Purchase Agreement”) with two investors (the “Series H-2 Investors”) pursuant to which the Company issued to the Series H-2 Investors an aggregate of 3,305 shares of Series H-2 Preferred Convertible Stock of the Company, par value $0.0001 per share (the “Series H-2 Shares”), and warrants to purchase 495,750 shares of common stock, with an exercise price of $1.21 per share (the “Series H-2 Warrants”). The purchase price for each Series H-2 Share was $121 and the purchase price for each Series H-2 Warrant was $0.1250, for aggregate gross proceeds of $461,969.

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

Under the terms of the Series H-2 Certificate of Designation, each of the Series H-2 Shares has a stated value of $121 and is convertible into shares of common stock, equal to the stated value divided by the conversion price of $1.21 per share (subject to adjustment in the event of stock splits and dividends). The Company is prohibited from effecting the conversion of the Series H-2 Shares to the extent that, as a result of such conversion, the holder or any of its affiliates would beneficially own more than 9.99%, in the aggregate, of the issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series H-2 Shares.

Pursuant to a Placement Agent Agreement with an investment banking firm, at closing the Company paid a commission equal to seven percent (7%) of the aggregate consideration raised from the sale of the Series H-2 Shares and the Series H-2 Warrants, which amounted to $32,338. The investment banking firm is also entitled to a seven percent (7%) commission for any sales of equity or convertible debt securities made by the Company to the Investors through December 14, 2017.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Series H-3 Preferred Stock

On March 30, 2017, the Company entered into a Securities Purchase Agreement (the “Series H-3 Securities Purchase Agreement”) with five investors (the “Series H-3 Investors”) pursuant to which the Company issued to the Series H-3 Investors an aggregate of 7,017 shares of Series H-3 Preferred Convertible Stock of the Company, par value $0.0001 per share (the “Series H-3 Shares”), and warrants to purchase 1,101,751 shares of common stock, with an exercise price of $1.38 per share (the “Series H-3 Warrants”). The purchase price for each Series H-3 Share was $138 and the purchase price for each Series H-3 Warrant was $0.1250, for aggregate gross proceeds of $1,100,000.

The Company has determined that the Warrants qualify for accounting as equity classification. On the issuance date, the Company estimated the fair value of the Warrants at $1,147,000 under the Black-Scholes option pricing model using the following primary assumptions: contractual term of 5.0 years, volatility rate of 106%, risk-free interest rate of 1.93% and expected dividend rate of 0%. Based on the Warrant’s relative fair value to the fair value of the Series H-3 Shares, approximately $557,000 of the $1,147,000 of aggregate fair value was allocated to the Warrants, creating a corresponding preferred stock discount in the same amount.

Due to the reduction of allocated proceeds to Series H-3 Shares, the effective conversion price was approximately $0.69 per share creating a beneficial conversion feature of $476,000. Since the conversion option of the Series H-3 Shares was immediately exercisable, the beneficial conversion feature was immediately accreted to preferred dividends, resulting in an increase in the carrying value of the Series H-3 Shares.

Pursuant to the Series H-3 Securities Purchase Agreement, $500,000 of the purchase price (the “Restricted Account Funds”) was directed to and is to be held in a separate account (the “Restricted Account”). While held in the Restricted Account, the Restricted Account Funds may not be accessed or otherwise used by the Company. The Restricted Account Funds may be released from the Restricted Account upon the unanimous approval of the Company’s board of directors (the “Board”).

Pursuant to the Series H-3 Securities Purchase Agreement, the Company agreed to not issue further common stock or securities convertible into or exercisable or exchangeable for common stock, except for certain permitted issuances, without the consent of the holders of a majority of the Series H-3 Shares outstanding, for a period beginning on the closing date and ending on the earlier of: (i) nine months after the closing date; or (ii) a Change in Control (as that term is defined in the Series H-3 Securities Purchase Agreement) of the Company (the “Restricted Period”). The Company also agreed to cause certain of its officers and directors to agree not to exercise their Company stock options during the Restricted Period, except in connection with a Change in Control of the Company.

Under the terms of the Series H-3 Certificate of Designation, each share of the Series H-3 Shares has a stated value of $138 and is convertible into shares of common stock, equal to the stated value divided by the conversion price of $1.38 per share (subject to adjustment in the event of stock splits and dividends). The Company is prohibited from effecting the conversion of the Series H-3 Shares to the extent that, as a result of such conversion, the holder or any of its affiliates would beneficially own more than 9.99%, in the aggregate, of the issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series H-3 Shares.

Pursuant to a Placement Agent Agreement with an investment banking firm (the “Placement Agent”), at closing the Company paid fees to the Placement Agent which consisted of (i) $42,000 cash, seven percent (7%) of the unrestricted portion of the proceeds ($600,000) raised from the sale of the Series H-3 Shares and Series H-3 Warrant; and (ii) Series H-3 Warrants, to acquire up to 7% of the Conversion Shares (as defined in the Securities Purchase Agreement) issuable to the Series H-3 Investors upon conversion of the Series H-3 Shares (the “Placement Agent Warrants”). Pursuant to the Placement Agent Agreement, the Company also agreed to pay to the Placement Agent seven percent (7%) of the restricted portion of the proceeds raised from the sale of the Series H-3 Shares and Series H-3 Warrants when it is released from the Restricted Account, which amounts to $35,000.

The Placement Agent is also entitled to comparable compensation as described above for any sales of equity or convertible debt securities made by the Company to the Series H-3 Investors through March 21, 2018.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Conversion of Preferred Shares

For the year ended April 30, 2017, the Company issued approximately 646,000 common stock conversion shares upon the conversion of Series H and H-1 Preferred Shares.

For the year ended April 30, 2016, the Company issued approximately 1,408,000 common stock conversion shares, 205,000 common stock make-whole shares and 46,000 common stock dividend shares upon the conversion of series F, F-1, G, G-1, H and H-1 preferred shares. As a result of these conversions, the Company has no remaining Series F, F-1, G or G-1 preferred shares remaining.

Stock-Based Compensation Plans

2014 Equity Incentive Plan

In January 2014, the Company adopted the 2014 Equity Incentive Plan, under which officers, directors, key employees or consultants may be granted options. In September 2015, the Company amended and restated the 2014 Equity Incentive Plan. Under the 2014 Equity Incentive Plan, 3,659,091 shares of common stock were reserved for grants. The issuance of these shares is covered by a Registration Statement on Form S-8 (SEC File No 333-216145). Under the 2014 Equity Incentive Plan, stock options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and become exercisable and expire in accordance with the terms of the stock option agreement between the optionee and the Company at the date of grant. These options generally vest from immediately to three years of continuous service and have five-year contractual terms. At April 30, 2017, options to purchase 3,328,137 shares were outstanding at an exercise price of $1.19 to $26.40 and 330,954 shares of common stock remain available for grants under the 2014 Equity Incentive Plan.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

The following table summarizes stock option activities for the Company’s option plans for the years ended April 30, 2017 and 2016:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of May 1, 2015	40,688	$18.8	$-	5.9
Employee options granted	4,054,250	1.32	-	7.6
Forfeited/expired	(804,665)	1.37	-	-
Outstanding as of April 30, 2016	3,290,273	1.52	-	9.4
Employee options granted	1,017,000	1.35	-	9.3
Forfeited/expired	(979,136)	1.38	-	-
Outstanding as of April 30, 2017	3,328,137	$1.51	$108,655	8.7
Options vested and exercisable	2,928,137	$1.53	$108,655	8.5

The Company recorded stock based compensation expense of $580,000 and $2,506,234, which is included as part of selling, general and administrative expenses for the years ended April 30, 2017 and 2016, respectively. The expense of $2,506,234 for the year ended April 30, 2016 is comprised of $2,438,734 for the issuance of stock options and $67,500 for the issuance of shares of restricted common stock under a consulting agreement.

The following assumptions were used to compute the fair value of stock options granted during the years ended April 30, 2017 and 2016:

	For the years ended
	April 30,
	2017	2016
Exercise price	$1.35	$1.19 - $1.53
Expected term (years)	5.0	5.0
Expected stock price volatility	104.8%	101.7% - 104.1%
Risk-free rate of interest	1.8%	1.3%-1.6%

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

Modification of performance targets

On September 29, 2015 and November 2, 2015, the Company issued 801,250 options to purchase common stock to five employees. These options vested subject to the employees achieving performance targets of either: (i) the Company recording $30 million in sales revenue by April 30, 2016; or (ii) the Company closing a change in control merger transaction by September 1, 2016. The total compensation expense related to the options was calculated to be approximately $822,000 using the inputs in the table above and the Company recognized that expense in its statement of operations for the period from September 29, 2015 to April 30, 2016.

On April 25, 2015, the Company determined that the revenue target of $30 million and the September 1, 2016 merger transaction date were not achievable during the measurement period. Subsequently, the Compensation Committee of the Board of Directors modified the performance targets to allow vesting of the 801,250 stock options if the Company completes a merger or acquisition transaction by December 31, 2016 and removed the revenue target and September 1, 2016 merger target date. The Company determined that the compensation expense associated with this amendment was approximately $776,000.

On April 25, 2016, the Company reversed the $822,000 of compensation expense associated with the September and November 2015 issuances and planned to record the $776,000 of compensation expense calculated on the April 25, 2016 amendment date, if and when the December 31, 2016 performance target is achieved. The performance targets were not achieved and the compensation expense was not recorded.

As of December 31, 2016, these performance targets were not achieved and no compensation expense was recognized and the stock option were forfeited.

Common Stock Warrants

The following is a summary of the common stock warrant activity for the years ended April 30, 2017 and 2016:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Warrants	Price	Life in years

Outstanding, May 1, 2015	15,510	$7.25	3.3
Warrants issued in connection with Series H-1 preferred stock for cash	1,279,759	1.66	4.3
Outstanding as of April 30, 2016	1,295,269	$5.50	4.2
Warrants issued in connection with Series H-2 preferred stock for cash	495,750	1.21	4.6
Warrants issued in connection with Series H-3 preferred stock for cash	1,101,751	1.38	4.9
Outstanding, April 30, 2017	2,892,770	$3.23	4.1

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE 13 - DISCONTINUED OPERATIONS

China Operations

On June 3, 2015, the Company entered into an Interest Purchase Agreement with Halcyon Coast Investment (Canada) Ltd. to sell its China Operations in an "as-is", all-cash transaction, for a total purchase price of $1,500,000 and received a $150,000 refundable deposit at signing. The transaction closed on August 14, 2015, whereby the Company received the remaining cash proceeds of $1,350,000, of which: (i) it paid approximately $100,000 in a broker’s fee and (ii) $100,000 was held in escrow, pending a final determination by the Chinese government with respect to any tax obligations arising from the transaction. Otherwise, the transaction is not subject to any further post-closing adjustments. On September 20, 2015, the final tax determination was made and the Company received $93,000 of the escrow and $7,000 was paid to the buyer to settle the outstanding tax obligation.

The Company recognized a gain on the sale of the China Operations of approximately $838,000, as it received $1,500,000 in cash, offset by the sale of approximately $9,350,000 of assets, $7,935,000 of liabilities, reversal of approximately $349,000 of accumulated other comprehensive income and $577,000 noncontrolling interest and incurring approximately $174,000 in closing costs.

The Company recorded the revenue and profit from short-term contracts from its China Operations under the completed contract method, whereas income is recognized only when a contract is completed or substantially completed. Accordingly, during the period of performance, billings and deferred contract costs were accumulated on the consolidated balance sheets as deferred contract costs and deferred revenue. The Company’s accounting policy is based on the short-term nature of the work performed. Deferred contract costs include equipment lease deposits to the third party vendors of approximately $0 as of April 30, 2016. The revenue results from the China Operations are included in discontinued operations for the year ended April 30, 2016.

Since the sale of the China Operations closed on August 14, 2015, the Company has determined that the activity of the China Operations should be classified as discontinued operations for the year ended April 30, 2016. The following is a summary of the operating results for the discontinued operations as follows:

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Below is a summary of the operating results for the discontinued operations is as follows:

	For the years ended
	April 30,
	2017	2016

Revenue	$-	$839,969

Costs and expenses:
Cost of revenue	-	546,296
Selling, general and administrative expenses	-	125,324
Depreciation and amortization	-	80,971
	-	752,591
Operating income from discontinued operations	-	87,378

Interest expense	-	(49,234)
Income from discontinued operations before income tax provision	-	38,144
Income tax provision	-	(10,883)
Income from discontinued operations, net of tax	-	27,261
Gain from disposal	-	837,720
Total income from discontinued operations	$-	$864,981

There were no assets or liabilities included in the consolidated balance sheets for the China Operations at April 30, 2017 or 2016.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Due to Related Party

The China Operations earned revenue for contracting services provided to its minority shareholder (noncontrolling interest in China Operations) and subsidiaries of $0 and $212,000 for the year ended April 30, 2017 and 2016, respectively. The China Operations accounts receivable due from its minority shareholder and subsidiaries was $0 and $0 as of April 30, 2017 and 2016, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Change in Control Agreements

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

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Operating Lease Commitments

The Company leases its office facilities pursuant to a noncancelable operating lease expiring through February 2021. The minimum rental commitments under the facility lease at April 30, 2017 is summarized as follows:

Year ending April 30,
2018	$80,213
2019	80,213
2020	80,213
2021	66,844
Total minimum lease payments	$307,483

Rent expense for all operating leases was approximately $207,000 and $101,000 in 2017 and 2016, respectively.

NOTE 15 – INCOME FROM ARBITRATION SETTLEMENTS

On June 16, 2016, the Company entered into a global settlement agreement and mutual release to resolve all disputes and claims regarding the construction of the Cooper Medical School at Rowan University, located in Camden, New Jersey, in which the Company served as an electrical prime contractor. As a result of such settlement, the Company received proceeds of $1,150,000 and recorded a gain in the Statement of Operations for the year ended April 30, 2017. The Cooper Medical School contract was performed under the electrical services segment and is no longer part of the Company’s ongoing operation.

NOTE 16 – SUBSEQUENT EVENTS

The Company has determined that there are no significant subsequent events as of the filing date of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of April 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of April 30, 2017.

This annual report does not include an attestation report by Marcum LLP, our independent registered public accounting firm, regarding internal control over financial reporting. As a smaller reporting company, our management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our directors and executive officers and their ages, titles, and biographies are set forth below:

NAME	AGE	OFFICES HELD
Sebastian Giordano	60	Chief Executive Officer and Director
David Allen	62	Chief Financial Officer
Robert Roller	65	President, WPCS International – Suisun City, Inc.
Charles Benton	66	Chairman of the Board of Directors
Norm Dumbroff	56	Director
Edward Gildea	65	Director
Joshua Silverman	46	Director
Jonathan Schechter	43	Director
Brian Daly	50	Director

The Board and its Nominating and Corporate Governance Committee (the “Nominating Committee”) believe the skills, qualities, attributes and experience of the directors provide the Company with business acumen and a diverse range of perspectives to engage each other and management to address effectively the Company’s evolving needs and represent the best interests of the Company’s stockholders. Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually and serve at the discretion of the Board.

Sebastian Giordano, Chief Executive Officer and Director

Mr. Giordano served as the Interim Chief Executive Officer of the Company from August 2013 until April 25, 2016, when the interim label was removed from his title. He has served as the Chief Executive Officer of the Company since such time. Mr. Giordano has served as a director of the Company since February 2013. Since 2002, Mr. Giordano has been Chief Executive Officer of Ascentaur, LLC, a business consulting firm providing comprehensive strategic, financial and business development services to start-up, turnaround and emerging growth companies. From 1998 to 2002, Mr. Giordano was Chief Executive Officer of Drive One, Inc., a safety training and education business. From 1992 to 1998, Mr. Giordano was Chief Financial Officer of Sterling Vision, Inc., a retail optical chain. Mr. Giordano received B.B.A. and M.B.A. degrees from Iona College. Mr. Giordano’s executive business experience was instrumental in his selection as a member of our Board of Directors.

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

Charles Benton, Chairman of the Board of Directors

Mr. Benton has been a director of the Company since July 2012 and Chairman of the Board of Directors since August 2015. Since February 2008, Mr. Benton has served as the Director of Distribution Services – Supply Chain for Charming Shoppes, Inc., a leading national specialty retailer of women’s apparel operating more than 1,800 retail stores throughout the United States. Prior to that, from March 2006 to January 2008, he served as Director of Finance – Supply Chain for Charming Shoppes, and from May 1999 to February 2006, as Manager of Finance – Supply Chain for Charming Shoppes. Previously, Mr. Benton spent approximately 20 years for Consolidated Rail Corporation. He holds a B.S. degree in accounting from St. Joseph’s University in Philadelphia, Pennsylvania. Mr. Benton’s financial experience was instrumental in his selection as a member of the Board.

Norm Dumbroff, Director

Mr. Dumbroff became a director of the Company in November 2002. Since April 1990, he has been the Chief Executive Officer of Wav Incorporated, a distributor of wireless products in North America. Prior to Wav Incorporated, Mr. Dumbroff was an engineer for Hughes Aircraft. He holds a B.S. degree in Computer Science from Albright College. Mr. Dumbroff’s experience with wireless communications, his engineering background and his senior executive experience was instrumental in his selection as a member of the Board.

Edward Gildea, Director

Mr. Gildea became a director of the Company in February 2013. Since February 2014, Mr. Gildea has been a partner in the law firm Fisher Broyles LLP. From 2006 to 2013, Mr. Gildea was President, Chief Executive Officer and Chairman of the Board of Directors of Converted Organics Inc., a publicly held green technology company that manufactured and sold an organic fertilizer, made from recycled food waste. Mr. Gildea is a director for the following publicly held companies: Worlds, Inc. (intellectual property) and Marimed Inc. (medical marijuana). Mr. Gildea received a B.A. from The College of the Holy Cross and a J.D. from Suffolk University Law School. Mr. Gildea’s executive business experience was instrumental in his selection as a member of the Board.

Joshua Silverman, Director

Mr. Silverman currently serves as the Managing Member of Parkfield Funding LLC. Mr. Silverman has served as a director of the Company since August 15, 2016. Mr. Silverman was the co-founder, and a Principal and Managing Partner of Iroquois Capital Management, LLC, an investment advisory firm. Mr. Silverman served as Co-Chief Investment Officer of Iroquois since its inception in 2003 until July 2016. While at Iroquois, he designed and executed complex transactions, structuring and negotiating investments in both public and private companies and has often been called upon by the companies solve inefficiencies as they relate to corporate structure, cash flow, and management. From 2000 to 2003, Mr. Silverman served as Co-Chief Investment Officer of Vertical Ventures, LLC, a merchant bank. Prior to forming Iroquois, Mr. Silverman was a Director of Joele Frank, a boutique consulting firm specializing in mergers and acquisitions. Previously, Mr. Silverman served as Assistant Press Secretary to The President of the United States. Mr. Silverman has served as a Director of National Holdings Corporation (NASDAQ:NHLD), a financial services firm, since July 2014 and MGT Capital Investments, Inc. (NYSEMKT:MGT), a company which acquires, develops, and monetizes assets in the online, mobile, and casino gaming space, from December 2014 to May 2016. Mr. Silverman received his B.A. from Lehigh University in 1992. Mr. Silverman’s business experience and background qualifies him to serve as a member of the Board.

Jonathan Schechter, Director

Mr. Schechter is currently the Director of Investment Banking at Chardan Capital Markets, LLC, where he helps microcap companies with the restructuring of their balance sheets, financing needs, and M&A opportunities. Mr. Schechter has served as a director of the Company since March 30, 2017. From 2005 until 2007, Mr. Schechter served as the general counsel for a hedge fund specializing in PIPE transactions and structured products. From 1999 until 2005, Mr. Schechter worked as a corporate associate at Bryan Cave LLP specializing in representing investors and investment banks in PIPE transactions. He also represented and advised numerous public companies in all aspects of corporate law. Mr. Schechter graduated from Duke University in 1995, cum laude, with an A.B. in political science and graduated from Fordham Law School with a J.D., and is licensed to practice law in the State of New York. Mr. Schechter’s business experience and background qualifies him to serve as a member of the Board.

Brian Daly, Director

Mr. Daly is currently the Managing Partner and Chief Operating Officer of B3D, LLC, a private equity company, as well as a member of the Board of Directors and Investment Committee. Mr. Daly has served as a director of the Company since March 30, 2017. Mr. Daly has over thirty years of experience on Wall Street, both as an investment banker and as a manager in operations. From April 2006 to December 2016, Mr. Daly was a partner, CFO, and member of the investment committee of the Rockmore group of funds. He participated in all aspects of the funds’ operations, with a specific focus on portfolio management, investor relations, and supervision of back office. Mr. Daly began his career on Wall Street in 1985 with Smith Barney. He joined the asset management group at Solomon Brothers in 1988, developing financial models and systems. In 1992, Mr. Daly moved to the investment banking division of PaineWebber, focusing on structured products. In 1998, he joined Omicron Capital as its Chief Financial Officer, where he was responsible for the daily operations and valuation of the fund’s portfolio. He developed a proprietary risk and trading system for both Omicron and Rockmore. Mr. Daly received his Bachelor’s degree in Accounting from Fordham University and an MBA from Columbia University. Mr. Daly’s business experience and background qualifies him to serve as a member of the Board.

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

Director Independence

The Board has determined that Messrs. Benton, Dumbroff, Gildea, Silverman, Schechter and Daly are “independent” as that term is defined under applicable SEC rules and under the current listing standards of The NASDAQ Stock Market.

Meetings and Committees of the Board of Directors

During the fiscal year ended April 30, 2017, the Board held 10 meetings and approved certain actions by unanimous written consent. We expect our directors to attend all board and committee meetings and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities. Each director attended, either in person or telephonically, at least 75% of the aggregate Board meetings and meetings of committees on which he served during his tenure as a director or committee member.

Audit Committee

The Audit Committee of the Board (the “Audit Committee”) consists of Charles Benton, Norm Dumbroff, and Edward Gildea, with Mr. Benton appointed as Chairman of the Committee. The Board has determined that all of the members are “independent” as that term is defined under applicable SEC rules and under the current listing standards of The NASDAQ Stock Market and that Mr. Benton qualifies as an “audit committee financial expert” pursuant to Item 407(d)(5) of Regulation S-K.

The Audit Committee is responsible for overseeing the Company’s corporate accounting, financial reporting practices, audits of financial statements, and the quality and integrity of the Company’s financial statements and reports. In addition, the Audit Committee oversees the qualifications, independence and performance of the Company’s independent auditors. In furtherance of these responsibilities, the Audit Committee’s duties include the following: evaluating the performance and assessing the qualifications of the independent auditors; determining and approving the engagement of the independent auditors to perform audit, reviewing and attesting to services and performing any proposed permissible non-audit services; evaluating employment by the Company of individuals formerly employed by the independent auditors and engaged on the Company’s account and any conflicts or disagreements between the independent auditors and management regarding financial reporting, accounting practices or policies; discussing with management and the independent auditors the results of the annual audit; reviewing the financial statements proposed to be included in the Company’s annual or transition report on Form 10-K; discussing with management and the independent auditors the results of the auditors’ review of the Company’s quarterly financial statements; conferring with management and the independent auditors regarding the scope, adequacy and effectiveness of internal auditing and financial reporting controls and procedures; and establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting control and auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee is governed by a written charter approved by the Board, which complies with the applicable provisions of the Sarbanes-Oxley Act and related rules of the SEC and the NASDAQ Stock Market.

Executive Committee

The Executive Committee of the Board (the “Executive Committee”) consists of Edward Gildea, Charles Benton, and Norm Dumbroff, with Mr. Gildea appointed as Chairman of the Committee. The Board has determined that all of the members are “independent” as that term is defined under applicable SEC rules and under the current listing standards of The NASDAQ Stock Market. The Board has adopted a written charter setting forth the authority and responsibilities of the Executive Committee.

The Executive Committee has responsibility for assisting the Board in, among other things, evaluating and making recommendations regarding the compensation of our executive officers and directors, assuring that the executive officers are compensated effectively in a manner consistent with our stated compensation strategy, producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC, periodically evaluating the terms and administration of our incentive plans and benefit programs and monitoring of compliance with the legal prohibition on loans to our directors and executive officers. The Executive Committee is governed by a written charter approved by the Board.

Nominating Committee

The Nominating Committee of the Board (the “Nominating Committee”) consists of Norm Dumbroff, Edward Gildea and Charles Benton with Mr. Dumbroff appointed as Chairman of the Committee. The Board has determined that all of the members are “independent” as that term is defined under applicable SEC rules and under the current listing standards of The NASDAQ Stock Market.

The Nominating Committee is responsible for assisting the Board in identifying individuals qualified to become members of the Board and executive officers of the Company; selecting, or recommending that the Board select, director nominees for election as directors by the stockholders of the Company; developing and recommending to the Board a set of effective governance policies and procedures applicable to the company; leading the Board in its annual review of the Board’s performance; recommending to the Board director nominees for each committee; making recommendations regarding committee purpose, structure and operations; and overseeing and approving a managing continuity planning process. During the fiscal year ended April 30, 2017, there were no changes to the procedures by which holders of our common stock may recommend nominees to the Board. The Nominating Committee is governed by a written charter approved by the Board.

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

Based solely upon a review of the copies of such forms furnished to the Company, and on written representations from the reporting persons, the Company believes that all Section 16(a) filing requirements applicable to the Company’s directors and officers were timely met during the fiscal year ended April 30, 2017, except that an initial Statement of Beneficial Ownership of Securities on Form 3 for Brian Daly, a Company director, was untimely filed.

Code of Ethics

The Company adopted a Code of Ethics that applies to all employees, including the Company’s principal executive officer, principal financial officer, and principal accounting officer, as well as to the Board. A copy of the Code of Ethics is attached hereto as an exhibit and is incorporated by reference herein.

ITEM 11 - EXECUTIVE COMPENSATION

Under the rules of the SEC, this Compensation Discussion and Analysis Report is not deemed to be incorporated by reference by any general statement incorporating this Annual Report by reference into any filings with the SEC.

The Executive Committee has reviewed and discussed the following Compensation Discussion and Analysis with management. Based on this review and these discussions, the Executive Committee recommended to the Board that the following Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Submitted by the Executive Committee

Edward Gildea, Chairman

Norm Dumbroff

Charles Benton

COMPENSATION DISCUSSION AND ANALYSIS (CD&A)

The following discussion and analysis of compensation arrangements of our named executive officers for the fiscal year ended April 30, 2017 should be read together with the compensation tables and related disclosures set forth below.

Performance-Based Compensation and Financial Restatement

We have not considered or implemented a policy regarding retroactive adjustments to any cash or equity-based incentive compensation paid to our executives and other employees where such payments were predicated upon the achievement of certain financial results that were subsequently the subject of a financial restatement.

Summary Compensation Table

The following table sets forth all compensation earned, in all capacities, during the fiscal years ended April 30, 2017 and 2016 by the Company’s (i) Chief Executive Officer and (ii) two most highly compensated executive officers other than the Chief Executive Officer who was serving as an executive officer at the end of the 2017 fiscal year and whose salary as determined by Regulation S-K, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (4)	All Other Compensation ($)	Total ($)

Sebastian Giordano	2017	180,000	77,000	104,000	—	361,000
Chief Executive Officer (1)	2016	180,000	35,000	847,500	—	1,062,500

David Allen	2017	140,000	20,000	78,000	—	238,000
Chief Financial Officer (2)	2016	140,000	20,000	409,200	—	569,200

Robert Roller	2017	170,000	55,000	78,000	—	303,000
President of Suisun Operations (3)	2016	170,000	100,000	180,575	—	450,575

(1)	Mr. Giordano served as Interim Chief Executive Officer from August 1, 2013 until April 25, 2016, at which time the interim label was removed from his title.
(2)	Mr. Allen has served as Chief Financial Officer since December 12, 2014.
(3)	Mr. Roller has served as President of the Suisun Operations since January 30, 2012.
(4)	The dollar amounts in this column represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions underlying the determination of fair value of the awards are set forth in Note 3 the financial statements included in this Annual Report on Form 10-K.

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

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Employment Agreement with Sebastian Giordano

The compensation arrangement of Sebastian Giordano, Chief Executive Officer of the Company, is set forth in a letter agreement, dated July 29, 2013, as amended on February 3, 2015. Pursuant to that agreement, Mr. Giordano is entitled to a base salary of $180,000 per year (effective as of January 1, 2015) and was granted options to purchase 13,636 shares of common stock, which were subject to vesting upon the Company meeting certain performance goals. As of April 30, 2017, the 13,636 options have expired. Future option grants are at the discretion of the Board. In addition, on January 31, 2017, the Executive Committee approved a bonus plan which allows Mr. Giordano to earn a yearly bonus of 50% of base salary of which 50% of the bonus is based upon achievement of the approved budget, 25% of the bonus is based upon certain performance targets and 25% of the bonus is based upon the discretion of the Board.

Change in Control Agreements with Sebastian Giordano and David Allen

On September 29, 2015, the Company entered into change of control agreements (the “Change of Control Agreements”) with Messrs. Giordano and Allen. Their agreements have initial terms of four years and automatically extend for additional one-year periods thereafter, unless either party notifies the other of non-renewal no later than 30 days prior to such anniversary. Under their agreements, Messrs. Giordano and Allen are entitled to payments of $350,000 and $150,000, respectively, upon a change in control (as defined in their respective agreements) of the Company.

All payments under their agreements are contingent upon the respective officer’s execution and non-revocation of a general release of claims against the Company. Their agreements provide that, if necessary, payments will be reduced to the maximum amount payable without loss of a deduction under Section 280G of the Internal Revenue Code.

Change in Control Agreement with Robert Roller

On October 21, 2015, the Company’s subsidiary, Suisun City Operations, entered into a change in control agreement with Robert Roller, President of the Suisun City Operations. His agreement has an initial term of two years and automatically extends for additional one-year periods at the expiration of the initial term and on each anniversary thereafter unless either party notifies the other party of non-renewal no later than 30 days prior to such anniversary. Upon a change in control (as defined in his agreement) of the Company or the Suisun City Operations, his agreement will continue for a term of two years and then expire.

Under his agreement, Mr. Roller is entitled to a severance payment of $150,000 and unpaid compensation and benefits and unused vacation accrued through the date of termination, if he is terminated without cause or if he terminates for good reason within two years following a change in control of the Company or the Suisun City Operations. The $150,000 severance payment under his agreement is contingent upon Mr. Roller’s execution and non-revocation of a general release of claims against the Suisun City Operations and its affiliates. His agreement provides that, if necessary, payments will be reduced to the maximum amount payable without loss of a deduction under Section 280G of the Internal Revenue Code.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table includes certain information with respect to all unexercised stock options and unvested shares of common stock outstanding owned by the named executive officers as of April 30, 2017.

Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)		Option Exercise Price ($/Sh)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)	Market value of shares or units of stock that have not vested ($)
Sebastian Giordano	130	-			$60.06	4/24/2018
	11,364	-			$26.40	4/24/2019
	50,000	-			$1.19	8/6/2025
	650,000	-			$1.32	9/29/2025
	150,000	-			$1.26	4/28/2026
	100,000	-			$1.35	4/28/2027
			200,000	(1)	$1.35	4/28/2027	200,000			$210,000

David Allen	20,000	-			$1.19	8/6/2025
	325,000	-			$1.32	9/29/2025
	75,000	-			$1.26	4/28/2026
	75,000	-			$1.35	4/28/2027
			100,000	(1)	$1.35	4/28/2027	100,000			$105,000
Robert Roller	162	-			$13.20	11/15/2017
	2,273	-			$26.40	4/24/2019
	7,500	-			$1.19	8/6/2025
	100,000	-			$1.32	9/29/2025
	75,000	-			$1.26	4/28/2026
	75,000	-			$1.35	4/28/2027
			100,000	(1)	$1.35	4/28/2027	100,000			$105,000

(1)	Stock options were granted under the Amended and Restated 2014 Equity Incentive Plan and will vest upon the Company closing on a merger transaction or acquisition transaction on or before its next annual meeting of shareholders.

Director Compensation

The following table sets forth summary information concerning the total compensation earned by the non-employee directors during the year ended April 30, 2017 for services to the Company.

Name	Fees earned or paid in cash ($)	Option awards ($) (1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Charles Benton (2)	$30,000	$52,000	0	0	0	$82,000
Norm Dumbroff (2)	$24,000	$52,000	0	0	0	$76,000
Edward Gildea (2)	$24,000	$52,000	0	0	0	$76,000
Joshua Silverman (2)	$14,000	$52,000	0	0	0	$66,000
Jonathan Schechter	$2,000	$0	0	0	0	$2,000
Total	$94,000	$208,000	0	0	0	$302,000

(1)	The dollar amounts in this column represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions underlying the determination of fair value of the awards are set forth in Note 3 the financial statements included in this Annual Report on Form 10-K.

(2)	At April 31, 2017: Mr. Benton beneficially owned options for an aggregate of 284,935 shares of common stock; Mr. Dumbroff beneficially owned options for an aggregate of 282,598 shares of common stock; Mr. Gildea beneficially owned options for an aggregate of 284,675 shares of common stock; and Mr. Silverman beneficially owned options for an aggregate of 50,000 shares of common stock.

Each of the Company’s directors is entitled to annual compensation of $24,000 per year for his service on the Board. The chairperson of the Audit Committee is entitled to an additional $6,000 per year for his service.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table shows certain information as of July 19, 2017 with respect to the beneficial ownership of common stock by: (i) each person the Company believes beneficially holds more than 5% of the outstanding shares of common stock based solely on the Company’s review of SEC filings; (ii) each director; (iii) each named executive officer; and (iv) all directors and executive officers as a group. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o WPCS International, Inc., 521 Railroad Avenue, Suisun City, California, 94585.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 3,352,159 shares of common stock outstanding at July 19, 2017. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within sixty days of July 19, 2017. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Number of Shares Owned		Percentage of Class
Named Executive Officers and Directors
Sebastian Giordano	961,494	(1)	22.2%
David Allen	495,000	(1)	12.9%
Charles Benton	284,935	(1)	7.8%
Norm Dumbroff	282,598	(1)	7.8%
Edward Gildea	284,675	(1)	7.8%
Robert Roller	259,935	(1)	7.2%
Joshua Silverman	50,000	(1)	1.5%
Jonathan Schechter	0	(1)	-
Brian Daly	0	(1)	-
All Executive Officers and Directors as a Group (9)	2,618,637	(1)	43.9%
Greater Than 5% Stockholders
Iroquois Capital Management LLC (2)	372,048		9.9%
Renaissance Technologies LLC (3)	185,219		5.5%
Alpha Capital Anstalt (4)	372,048		9.9%
Barry Honig (5)	372,048		9.9%
Brio Capital Management LLC (6)	372,048		9.9%

(1)	The number of shares of common stock beneficially owned consists entirely of shares underlying the outstanding stock options which were exercisable as of July 19, 2017 or which will or may become exercisable within 60 days of that date. The address for each of our officers and directors is 521 Railroad Avenue, Suisun City, California 94585.

(2)	Based on the Schedule 13G/A filed on February 14, 2017, the number of shares of common stock beneficially owned by the Iroquois Group (defined below) consists entirely of shares underlying the outstanding Series H-1 Shares, Series H-1 Warrants, Series H-3 Shares and Series H-3 Warrants held by the Iroquois Group all of which are immediately convertible or exercisable, as applicable, subject to a beneficial ownership limitation which prohibits its beneficial ownership of more than 9.99% of the total outstanding shares of common stock.

The principal business address of the Iroquois Group is 205 East 42nd Street, 20th Floor, New York, New York 10017. Iroquois Master Fund (“IMF”) is a private investment fund. Iroquois Capital Management LLC (“Iroquois Capital”) is an investment adviser that provides investment advisory services to IMF. Iroquois Capital Investment Group LLC (“ICIG”) is a private investment fund. American Capital Management, LLC (“American Capital”) is an investment vehicle for investment purposes. Joshua Silverman is the managing member of each of Iroquois Capital and ICIG. Richard Abbe is the managing member of each of Iroquois Capital and ICIG. Kimberly Page is the manager of American Capital and the Chief Operating Officer, Compliance Officer of Iroquois Capital.

Each of IMF, Iroquois Capital, ICIG, Richard Abbe, and Kimberly Page, are considered to be members of a “group” with all of the other persons and entities just listed, for purposes of Section 13(d)(3) of the Exchange Act (each, a “member,” and, collectively, the “Iroquois Group”). Because each of IMF, Iroquois Capital, ICIG, Richard Abbe, and Kimberly Page are members of the Iroquois Group, each may be deemed to be the beneficial owner of the shares directly owned by the other members. Each member of the Iroquois Group disclaims beneficial ownership of such shares except to the extent of his, her, or its pecuniary interest therein.

(3)	Based on the Schedule 13G/A filed on February 14, 2017, the principal business address of the beneficial owner is 800 Third Avenue, New York, New York 10022. Renaissance Technologies LLC (“RTC”) is an investment management company. Renaissance Technologies Holdings Corporation (“RTHC”) owns a majority of the membership interest in RTC. Mark Silber is the executive vice president of RTC and vice president of RTHC and, as such, has the voting and investment discretion over securities held by RTC.

(4)	Based on the Schedule 13G/A filed on February 14, 2017, the number of shares of common stock beneficially owned by Alpha Capital Anstalt (“Alpha Capital”) consists entirely of shares underlying the outstanding Series H-2 Shares, Series H-2 Warrants, Series H-3 Shares and Series H-3 Warrants owned by Alpha Capital all of which are immediately convertible or exercisable, as applicable, subject to a beneficial ownership limitation which prohibits its beneficial ownership of more than 9.99% of the total outstanding shares of common stock. The principal business address of Alpha Capital is Lettstrasse 32, FL-9490 Vaduz, Furstentums, Liechtenstein. Konrad Ackermann is the director of Alpha Capital and, as such, has the voting and investment discretion over securities held by Alpha Capital.

(5)	Based on the Schedule 13G/A filed on January 17, 2017, Barry Honig is the trustee of the GRQ Consultants, Inc. Roth 401K (the “Roth 401K”) and, as such, has the voting and investment discretion over securities held by the Roth 401K.

The number of shares of common stock beneficially owned by Barry Honig consists entirely of shares underlying the outstanding Series H-3 Shares and Series H-3 Warrants held by the Roth 401K and shares underlying the outstanding Series H Preferred Convertible Stock of the Company, par value $0.0001 per share, individually owned by Mr. Honig. All of the foregoing shares are immediately convertible or exercisable, as applicable, subject to a beneficial ownership limitation which prohibits beneficial ownership of more than 9.99% of the total outstanding shares of common stock by either the Roth 401K or Mr. Honig. The principal business address of the Roth 401K and Mr. Honig is 555 South Federal Highway #450, Boca Raton, FL 33432.

(6)	Based on the Schedule 13G filed on January 10, 2017, Brio Capital Management LLC, is the investment manager of Brio Capital Master Fund Ltd. and has the voting and investment discretion over securities held by Brio Capital Master Fund Ltd. Shaye Hirsch, in his capacity as Managing Member of Brio Capital Management LLC, makes voting and investment decisions on behalf of Brio Capital Management LLC in its capacity as the investment manager of Brio Capital Master Fund Ltd. The principal business address of Brio Capital Management LLC and Brio Capital Master Fund Ltd. 100 Merrick Road, Suite 401 W. Rockville Center, NY 11570.

The number of shares of common stock beneficially owned by Brio Capital Management LLC consists entirely of shares underlying the outstanding Series H-2 Shares, Series H-2 Warrants, Series H-3 Shares and Series H-3 Warrants held by Brio Capital Master Fund Ltd. all of which are immediately convertible or exercisable, as applicable, subject to a beneficial ownership limitation which prohibits its beneficial ownership of more than 9.99% of the total outstanding shares of common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information about the shares of our common stock that may be issued upon the exercise of options granted under the Company’s 2014 Equity Incentive Plan:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plan approved by security holders (1)	3,328,137	$1.32	330,954

Total	3,328,137	$1.32	330,954

39

(1)

We established the 2014 Equity Incentive Plan, which was amended and restated in September 2015, under which 3,659,091 shares of common stock were reserved for grants. As of April 30, 2017, options to purchase 3,328,137 shares were outstanding under this plan.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

NONE.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Marcum LLP, our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended April 30, 2017 and 2016 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were $191,000 and $194,000, respectively.

Audit Related Fees

We paid audit-related fees to our independent auditors of $16,500 and $10,000 during the fiscal years ended April 30, 2017 and 2016, respectively, in connection with their review of the Registration Statements on Forms S-3 and S-8 that we filed during the 2017 and 2016 fiscal years.

Tax Fees

We did not incur fees to our independent auditors for tax compliance services during the fiscal years ended April 30, 2017 and 2016.

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

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

Reference is made to the Index to Financial Statements on page F-1 of this Annual Report which is filed as part of this Annual Report and incorporated by reference herein.

2. Financial Statement Schedules

None.

(b)	Exhibits

Exhibits:

2.01	Interest Purchase Agreement, dated June 3, 2015, by and between WPCS International Incorporated and Halcyon Coast Investment (Canada) Ltd., incorporated by reference to Exhibit 2.1 of WPCS International Incorporated’s Current Report on Form 8-K filed June 8, 2015.

2.02	Joint Venture Interest Transfer Agreement, dated June 3, 2015, by and between WPCS International Incorporated and Halcyon Coast Investment (Canada) Ltd., incorporated by reference to Exhibit 2.2 of WPCS International Incorporated’s Current Report on Form 8-K filed June 8, 2015.

3.01	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s registration statement on Form SB-2 filed April 7, 2006.

3.02	Certificate of Amendment to the Certificate of Incorporation, as filed with the Delaware Secretary of State on December 9, 2008, incorporated by reference to Exhibit 3.02 of WPCS International Incorporated’s Annual Report on Form 10-K filed July 29, 2015.

3.03	Certificate of Amendment to the Certificate of Incorporation, as filed with the Delaware Secretary of State on March 4, 2013, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed March 4, 2013.

3.04	Certificate of Amendment to the Certificate of Incorporation, as filed with the Delaware Secretary of State on May 16, 2013 and effective May 28, 2013, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed May 28, 2013.

3.05	Certificate of Correction to the Certificate of Amendment to the Certificate of Incorporation, as filed with the Delaware Secretary of State on December 19, 2014, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed December 19, 2014.

3.06	Certificate of Amendment to the Certificate of Incorporation, as filed with the Delaware Secretary of State on April 16, 2015 and effective April 20, 2015, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed April 16, 2015.

3.07	Certificate of Designations, Preferences and Rights of the Series F Convertible Preferred Stock, as filed with the Delaware Secretary of State on September 30, 2014, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed October 3, 2014.

3.08	Certificate of Designations, Preferences and Rights of the Series F-1 Convertible Preferred Stock, as filed with the Delaware Secretary of State on November 20, 2014, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed November 20, 2014.

3.09	Certificate of Designations, Preferences and Rights of the Series G Convertible Preferred Stock, as filed with the Delaware Secretary of State on September 30, 2014, incorporated by reference to Exhibit 3.02 of WPCS International Incorporated’s Current Report on Form 8-K filed October 3, 2014.

3.10	Certificate of Designations, Preferences and Rights of the Series G-1 Convertible Preferred Stock, as filed with the Delaware Secretary of State on November 20, 2014, incorporated by reference to Exhibit 3.02 of WPCS International Incorporated’s Current Report on Form 8-K filed November 20, 2014.

3.11	Certificate of Designations, Preferences and Rights of the Series H Convertible Preferred Stock, as filed with the Delaware Secretary of State on June 30, 2015, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed July 1, 2015.

3.12	Certificate of Designations, Preferences and Rights of the Series H-1 Convertible Preferred Stock, as filed with the Delaware Secretary of State on July 14, 2015, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed July 15, 2015.

3.13	Amended and Restated Bylaws of WPCS International Incorporated as of January 12, 2016, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed January 13, 2016.

3.14	Certificate of Designations, Preferences and Rights of the Series H-2 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on December 20, 2016, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed December 22, 2016.

3.15	Certificate of Designations, Preferences and Rights of the Series H-3 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on March 30, 2017, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed April 4, 2017.

10.01	2002 Employee Stock Option Plan, incorporated by reference to Exhibit 4.4 of WPCS International Incorporated’s Annual Report on Form 10-KSB filed August 14, 2003.

10.02	2006 Incentive Stock Plan, incorporated by reference to Exhibit 4.2 of WPCS International Incorporated’s registration statement on Form S-8 filed September 21, 2005.

10.03	2007 Incentive Stock Plan, incorporated by reference to Exhibit A of WPCS International Incorporated’s definitive proxy statement on Schedule 14A filed August 18, 2006.

10.04	2014 Equity Incentive Plan, incorporated by reference to Annex D of WPCS International Incorporated’s definitive proxy statement on Schedule 14A filed April 28, 2014.

10.05	WPCS International Incorporated Amended and Restated 2014 Equity Incentive Plan, incorporated by reference to Appendix A of WPCS International Incorporated’s definitive proxy statement on Schedule 14A filed August 14, 2015.

10.06	Form of Letter Agreement, by and between WPCS International Incorporated and Sebastian Giordano, incorporated by reference to Exhibit 10.02 of WPCS International Incorporated’s Current Report on Form 8-K filed July 24, 2013.

10.07	Form of Indemnification Agreement, by and between WPCS International Incorporated and Sebastian Giordano, incorporated by reference to Exhibit 10.03 of WPCS International Incorporated’s Current Report on Form 8-K filed July 24, 2013.

10.8	Amendment No.1 to Asset Purchase Agreement by and among WPCS-International Incorporated, WPCS International - Seattle, Inc. and EC Company dated May 30, 2014., incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s Current Report on Form 8-K filed June 3, 2014.

10.9	Amendment to Separation Agreement, dated July 28, 2014 by and between WPCS International Incorporated and Joseph Heater, incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed July 29, 2014.

10.10	Letter of Agreement, dated August 29, 2014 by and between WPCS International Incorporated and Chord Advisors, LLC, incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed September 2, 2014.

10.11	Amendment, Waiver and Exchange Agreement, by and between WPCS International Incorporated and Hudson Bay Master Fund Ltd., dated September 30, 2014, incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed October 3, 2014

10.12	Promissory Note issued on September 30, 2014, by WPCS International Incorporated to Hudson Bay Master Fund Ltd, incorporated by reference to Exhibit 10.02 of WPCS International Incorporated’s Current Report on Form 8-K filed October 3, 2014

10.13	Escrow Agreement by and among WPCS International Incorporated, WPCS International-Seattle, Inc., Sichenzia Ross Friedman Ference LLP and EC Company dated September 30, 2014, incorporated by reference to Exhibit 10.04 of WPCS International Incorporated’s Current Report on Form 8-K filed October 3, 2014

10.14	Form of Amendment, Waiver and Exchange Agreement, dated November 20, 2014, incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed November 20, 2014.

10.15	Form of Promissory Note, incorporated by reference to Exhibit 10.02 of WPCS International Incorporated’s Current Report on Form 8-K filed November 20, 2014.

10.16	Securities Purchase Agreement, dated November 26, 2014, by and among WPCS International Incorporated, BTX Trader LLC, Divya Thakur and Ilya Subkhankulov, incorporated by reference to Exhibit 10.01 of WPCS International Incorporated’s Current Report on Form 8-K filed December 2, 2014.

10.17	Letter Agreement, by and between WPCS International Incorporated and Sebastian Giordano, dated as of February 3, 2015, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s Current Report on Form 8-K filed February 4, 2015.

10.18	Form of Amendment, Waiver and Exchange Agreement, dated June 30, 2015, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s Current Report on Form 8-K filed July 1, 2015.

10.19	Securities Purchase Agreement, dated July 14, 2015, by and between WPCS International Incorporated and Iroquois Master Fund Ltd., Iroquois Capital Investment Group LLC and American Capital Management, LLC incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s Current Report on Form 8-K filed July 15, 2015.

10.20	Form of Warrant, incorporated by reference to Exhibit 10.2 of WPCS International Incorporated’s Current Report on Form 8-K filed July 15, 2015.

10.21	Registration Rights Agreement, dated July 14, 2015, by and among WPCS International Incorporated, Iroquois Master Fund Ltd., Iroquois Capital Investment Group, and American Capital Management LLC, incorporated by reference to Exhibit 10.3 of WPCS International Incorporated’s Current Report on Form 8-K filed July 15, 2015.

10.22	Change in Control Agreement, dated as of September 29, 2015, by and between WPCS International Incorporated and Sebastian Giordano, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s Current Report on Form 8-K filed October 5, 2015.

10.23	Change in Control Agreement, dated as of September 29, 2015, by and between WPCS International Incorporated and David Allen, incorporated by reference to Exhibit 10.2 of WPCS International Incorporated’s Current Report on Form 8-K filed October 5, 2015.

10.24	Change in Control Agreement, dated as of October 21, 2015, by and between WPCS International - Suisun City, Inc. and Robert Roller, incorporated by reference to WPCS International Incorporated’s Current Report on Form 8-K filed October 23, 2015.

10.25	Securities Purchase Agreement, dated December 21, 2016, in re the Series H-2 Convertible Preferred Stock, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s Current Report on Form 8-K filed December 22, 2016.

10.26	Final form of Warrant in re the Series H-2 Convertible Preferred Stock offering, incorporated by reference to Exhibit 10.2 of WPCS International Incorporated’s Current Report on Form 8-K filed December 22, 2016.

10.27	Registration Rights Agreement, dated December 21, 2016, in re the Series H-2 Convertible Preferred Stock offering, incorporated by reference to Exhibit 10.3 of WPCS International Incorporated’s Current Report on Form 8-K filed December 22, 2016.

10.28	Final Form of Indemnification Agreement between the Company and its current and prospective officers and directors, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s Current Report on Form 8-K filed March 30, 2017.

10.29	Securities Purchase Agreement, dated March 30, 2017, in re the Series H-3 Convertible Preferred Stock, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s Current Report on Form 8-K filed April 4, 2017.

10.30	Final form of Warrant, in re the Series H-3 Convertible Preferred Stock offering, incorporated by reference to Exhibit 10.2 of WPCS International Incorporated’s Current Report on Form 8-K filed April 4, 2017.

10.31	Registration Rights Agreement, dated March 30, 2017, in re the Series H-3 Convertible Preferred Stock offering, incorporated by reference to Exhibit 10.3 of WPCS International Incorporated’s Current Report on Form 8-K filed April 4, 2017.

14.1	Code of Ethics and Business Conduct, incorporated by reference to Exhibit 14 of WPCS International Incorporated’s annual report on Form 10-KSB, filed August 14, 2003.

21.1 *	Subsidiaries of WPCS International Incorporated.

23.1 *	Consent of Marcum LLP.

31.1 *	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS *	XBRL Instance Document

101 SCH *	XBRL Taxonomy Extension Schema Document

101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB *	XBRL Taxonomy Extension Labels Linkbase Document

101 PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith in accordance with Item 601 (32)(ii) of Regulation S-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WPCS INTERNATIONAL INCORPORATED

Date: July 21, 2017	By:	/s/ Sebastian Giordano
Sebastian Giordano
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ SEBASTIAN GIORDANO	Chief Executive Officer and Director	July 21, 2017
Sebastian Giordano	(Principal Executive Officer)

/s/ DAVID ALLEN	Chief Financial Officer	July 21, 2017
David Allen	(Principal Financial Officer)

/s/ CHARLES BENTON	Director	July 21, 2017
Charles Benton

/s/ NORM DUMBROFF	Director	July 21, 2017
Norm Dumbroff

/s/ JOSHUA SILVERMAN	Director	July 21, 2017
Joshua Silverman

/s/ EDWARD GILDEA	Director	July 21, 2017
Edward Gildea

/s/ JONATHAN SCHECHTER	Director	July 21, 2017
Jonathan Schechter

/s/ BRIAN DALY	Director	July 21, 2017
Brian Daly

