Form 10-Q
period 2017-07-31
WPCS INTERNATIONAL INC
filed 2017-09-12
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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
		Including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of September 12, 2017, there were 3,352,159 shares of the registrant’s common stock outstanding.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 31,	April 30,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,880,549	$1,659,318
Restricted cash	500,100	500,026
Accounts receivable, net of allowance of $247,000 at July 31, 2017 and April 30, 2017, respectively	4,002,248	4,199,674
Costs and estimated earnings in excess of billings on uncompleted contracts	334,956	410,826
Prepaid expenses and other current assets	50,899	41,135
Total current assets	6,768,752	6,810,979

Property and equipment, net	296,675	322,643

Other assets	11,484	11,484

Total assets	$7,076,911	$7,145,106

LIABILITIES AND EQUITY
Current liabilities:
Current portion of loans payable	$52,271	$52,946
Accounts payable and accrued expenses	1,369,097	1,790,256
Billings in excess of costs and estimated earnings on uncompleted contracts	2,911,882	2,105,797
Total current liabilities	4,333,250	3,948,999

Loans payable, net of current portion	112,191	124,559
Total liabilities	4,445,441	4,073,558

Commitments and contingencies

Stockholders' equity
Preferred stock - $0.0001 par value, 5,000,000 shares authorized at July 31, 2017 and April 30, 2017, respectively
Convertible Series H, 8,500 shares designated- 8 shares issued and outstanding at July 31, 2017 and April 30, 2017, respectively; liquidation preference of $1,000	1,242	1,242
Convertible Series H-1, 9,488 shares designated - 4,289 shares issued and outstanding at July 31, 2017 and April 30, 2017, respectively; liquidation preference of $712,000	437,530	437,530
Convertible Series H-2, 3,500 shares designated - 3,305 shares issued and outstanding at July 31, 2017 and April 30, 2017, respectively; liquidation preference of $400,000	230,721	230,721
Convertible Series H-3, 9,500 shares designated - 7,017 shares issued and outstanding at July 31, 2017 and April 30, 2017, respectively; liquidation preference of $968,000	475,185	475,185
Common stock - $0.0001 par value, 100,000,000 shares authorized, 3,352,159 shares issued and outstanding as of July 31, 2017 and April 30, 2017, respectively	335	335
Additional paid-in capital	89,003,669	89,003,669
Accumulated deficit	(87,517,212)	(87,077,134)
Total stockholders' equity	2,631,470	3,071,548

Total liabilities and equity	$7,076,911	$7,145,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	July 31,
	2017	2016

Revenue	$3,523,347	$3,416,453

Costs and expenses:
Cost of revenue	2,754,550	2,635,508
Selling, general and administrative expenses	1,184,501	1,352,986
Depreciation and amortization	30,073	20,666
	3,969,124	4,009,160

Operating loss	(445,777)	(592,707)

Other income (expense):
Interest expense	(2,051)	(1,981)
Income from arbitration settlements	7,750	1,150,000
Other income	-	4,487

(Loss) income from operations before income tax provision	(440,078)	559,799
Income tax provision	-	2,618
(Loss) income from operations	(440,078)	557,181

Net (loss) income	$(440,078)	$557,181

Basic (loss) income per common share	$(0.13)	$0.21
Diluted (loss) income per common share	$(0.13)	$0.14

Weighted average shares outstanding - basic	3,352,159	2,701,404
Weighted average shares outstanding - diluted	3,352,159	3,937,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	July 31,
	2017	2016
Operating activities:
Net (loss) income	$(440,078)	$557,181
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	30,073	20,666
Shares based compensation	-	22,501
Changes in operating assets and liabilities:
Accounts receivable	197,426	(1,441,964)
Costs and estimated earnings in excess of billings on uncompleted contracts	75,870	(79,975)
Prepaid expenses and other current assets	(9,764)	(57,721)
Other assets	-	(3,778)
Accounts payable and accrued expenses	(421,159)	204,952
Billings in excess of costs and estimated earnings on uncompleted contracts	806,085	543,006
Net cash provided by (used in) operating activities	238,453	(235,132)

Investing activities:
Acquisition of property and equipment	(4,105)	(30,803)
Net cash used in investing activities	(4,105)	(30,803)

Financing activities:
Repayment under loan payable obligations	(13,043)	(29,762)
Net cash used in financing activities	(13,043)	(29,762)

Net change in cash, cash equivalents and restricted cash	221,305	(295,697)
Cash, cash equivalents and restricted cash beginning of the year	2,159,344	2,235,597
Cash, cash equivalents and restricted cash end of the year	$2,380,649	$1,939,900

The accompanying notes are an integral part of these condensed consolidated financial statements

5

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the three months ended
	July 31,
	2017	2016
Schedule of non-cash investing and financing activities:
Automobile financing	$-	$50,622

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

Basis of Presentation

The condensed consolidated financial statements of WPCS and its wholly and majority-owned subsidiaries included in this Report for the three months ended July 31, 2017 and 2016, reflect the accounts of current entities as continued operations, as discussed below.

Results of operations for the three months ended July 31, 2017 and 2016 include the results of: (i) WPCS (which primarily reflects corporate operating expenses and nonoperating income); (ii) Suisun City Operations and the Texas Operations, (the Texas Operations were closed in February 2017 and therefore the Suisun Operation remains the Company’s only active operating subsidiary); (iii) WPCS Incorporated, an inactive subsidiary; and (iv) WPCS International – Trenton, Inc. (“Trenton Operations”), which operations were closed in September 2013.

The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

The results of operations for the three months ended July 31, 2017 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 – LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2017, the Company had a working capital surplus of approximately $2,436,000 and cash, cash equivalents and restricted cash of approximately $2,381,000.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Form 10-K for the year ended April 30, 2017.

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

NOTE 4 – CONCENTRATIONS

Accounts Receivable

The concentration of accounts receivable as of July 31, 2017 and April 30, 2017, respectively are as follows:

	As of
	July 31, 2017	April 30, 2017
Customer A	21%	24%
Customer B	17%	12%
Customer C	-	10%

The accounts receivable also included retainage receivable of $999,000 and $326,000 at July 31, 2017 and April 30, 2017, respectively, and both the retainage and aged accounts receivable are expected to be collected.

Revenue Recognition

The concentration of revenue recognition for the three months ended July 31, 2017 and 2016, respectively are as follows:

	For the three months ended
	July 31,
	2017	2016
Customer A	24%	-
Customer B	15%	-
Customer C	10%	-

-	Represents less than 10%

NOTE 5 – BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE

Basic and diluted net (loss) income per common share is computed as net (loss) income by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur from common stock issuable through the exercise of stock options and warrants and note conversions.

	For the three months ended
	July 31,
	2017	2016
Numerator:

Net (loss) income, basic and diluted	$(440,078)	$557,181

Denominator:

Weighted average shares outstanding – basic	3,352,159	2,701,404
Stock options	-	160,524
Series H and H-1 convertible preferred stock	-	1,075,700
Weighted average shares outstanding – diluted	3,352,159	3,937,628

Basic (loss) income per common share	$(0.13)	$0.21
Diluted (loss) income per common share	$(0.13)	$0.14

The following securities were excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive.

	As of July 31,
	2017	2016
Common stock equivalents:
Common stock options	3,253,000	865,000
Series H, H-1, H-2 and H-3 preferred stock	1,462,000	-
Common stock purchase warrants	2,893,000	1,295,000
Totals	7,608,000	2,160,000

NOTE 6 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Costs and estimated earnings on uncompleted contracts consist of the following at July 31, 2017 and April 30, 2017:

	July 31, 2017	April 30, 2017

Costs incurred on uncompleted contracts	$17,191,287	$16,362,011
Estimated contract earnings	3,849,901	3,714,584
	21,041,188	20,076,595
Less: Billings to date	23,618,114	21,771,566
Total	$(2,576,926)	$(1,694,971)

Costs and estimated earnings in excess of billings on uncompleted contracts	$334,956	$410,826
Billings in excess of cost and estimated earnings on uncompleted contracts	2,911,882	2,105,797
Total	$(2,576,926)	$(1,694,971)

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which circumstances requiring the revisions become known. Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion.

NOTE 7 – LOANS PAYABLE

The following tables summarize outstanding loans payable related to automobiles as of July 31, 2017 and April 30, 2017, respectively:

			Carrying Value
		Stated	as of	Estimated Future Payment
	Maturity Date	Interest Rate	July 31, 2017	Within 1 Year	After 1 year
0% automobile loan payable	May 2019 - June 2019	0.0%	$16,000	$9,000	$7,000
1% automobile loan payable	November 2022	1.0%	22,000	5,000	17,000
3% automobile loan payable	November 2022	3.0%	23,000	5,000	18,000
4% automobile loan payable	December 2016 - January 2020	4.0%	21,000	8,000	13,000
5% automobile loan payable	January 2020 - February 2020	5.0%	46,000	17,000	29,000
7% automobile loan payable	June 2019	7.0%	22,000	5,000	17,000
8% automobile loan payable	October 2021	8.0%	14,000	3,000	11,000
			$164,000	$52,000	$112,000

			Carrying Value
		Stated	as of	Estimated Future Payment
	Maturity Date	Interest Rate	April 30, 2017	Within 1 Year	After 1 year
0% automobile loan payable	April 2018 - June 2019	0.0%	$18,000	$9,000	$9,000
1% automobile loan payable	November 2022	1.0%	23,000	5,000	18,000
3% automobile loan payable	November 2022	3.0%	24,000	5,000	19,000
4% automobile loan payable	December 2016 - January 2020	4.0%	25,000	9,000	16,000
5% automobile loan payable	January 2020 - February 2020	5.0%	50,000	17,000	33,000
7% automobile loan payable	June 2019	7.0%	23,000	5,000	18,000
8% automobile loan payable	October 2021	8.0%	15,000	3,000	12,000
			$178,000	$53,000	$125,000

NOTE 8 – INCOME FROM ARBITRATION SETTLEMENTS

For the three months ended July 31, 2017, the Company received approximately $8,000 in a settlement related to its former subsidiary, BTX Trader, Inc.

On June 16, 2016, the Company entered into a global settlement agreement and mutual release to resolve all disputes and claims regarding the construction of the Cooper Medical School at Rowan University, located in Camden, New Jersey, in which the Company served as an electrical prime contractor. As a result of such settlement, the Company received proceeds of $1,150,000 and recorded a gain in the Condensed Consolidated Statement of Operations for the three months ended July 31, 2016. The Cooper Medical School contract was performed under the electrical services segment and is no longer part of the Company’s ongoing operation.

NOTE 9 – BANK LINE OF CREDIT

On May 20, 2015, the Company entered into an asset-based revolving credit line agreement with a California-based bank, which provides a $1,000,000 line of credit (the “Credit Line”) for its Suisun City Operations. The Credit Line has an interest rate of prime plus 2%, is subject to a monthly borrowing base calculation based upon eligible accounts receivable and had an original expiration date of August 15, 2017. Subsequent to July 31, 2017, the expiration date of the Credit Line was extended to August 15, 2018. (See Note 10, below.) As of July 31, 2017, the monthly borrowing base calculation supported the entire $1,000,000 of available credit under the Credit Line. The Credit Line is secured by all of the assets of the Company. In addition, the Credit Line requires the Suisun City Operations to monthly comply with certain financial and operational covenants, such as, amongst other things, maintaining a certain quick ratio and a minimum net worth. The Suisun City Operations is currently in compliance with all such covenants.

As of the filing date of this quarterly report on Form 10-Q, the Company has not drawn down on the Credit Line.

NOTE 10 – SUBSEQUENT EVENT

On August 15, 2017, the Company extended the expiration date of the Credit Line to August 15, 2018.

On September 6, 2017, the Company, DC Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and DropCar, Inc., a Delaware corporation (“DropCar”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into DropCar, with DropCar becoming a wholly-owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Subject to the terms and conditions of the Merger Agreement, at the closing of the Merger (the “Closing”), (a) each outstanding share of DropCar common stock and DropCar preferred stock will be converted into the right to receive a number of shares of the Company’ common stock (“WPCS Common Stock”) equal to the Exchange Ratio (as defined below); and (b) each outstanding DropCar warrant that has not previously been exercised prior to the Closing will be assumed by the Company.

Under the exchange ratio formula in the Merger Agreement (the “Exchange Ratio”), as of immediately after the Merger, the former DropCar securityholders (including the investors in the Company Closing Financing (as defined below) and certain DropCar advisors) are expected to own approximately 85% of the outstanding shares of the Company Common Stock on a fully-diluted basis and securityholders of the Company as of immediately prior to the Merger are expected to own approximately 15% of the outstanding shares of WPCS Common Stock on a fully-diluted basis. The Exchange Ratio and respective ownership of the DropCar securityholders and existing WPCS equity holders is subject to adjustment in the event that the Company’s “Net Cash” (as defined in the Merger Agreement) is less than, or greater than, $419,000 as of the Closing. For purposes of calculating the Exchange Ratio, the number of outstanding shares of WPCS Common Stock immediately before the Merger takes into account the dilutive effect, calculated using the Treasury Method under U.S. GAAP, of the shares of WPCS Common Stock underlying options (but not warrants) outstanding as of the date of the Merger Agreement using an assumed value of $2.50 per share of WPCS Common Stock. In addition, the shares underlying warrants to purchase DropCar common stock will be included in the DropCar 85% allocation. All the shares of the Company’s convertible preferred stock and options and warrants to purchase shares of WPCS Common Stock will remain outstanding after the Merger and all outstanding DropCar warrants will be exchanged for warrants to purchase WPCS Common Stock based upon the Exchange Ratio. No fractional shares will be issued in the Merger; rather, the Company will pay cash in lieu of any such fractional shares.

As a condition to the Closing, DropCar is obligated to raise up to $5 million, but not less than $4 million, in equity financing (the “Company Closing Financing”). The Company Closing Financing is expected to close immediately prior to or simultaneously with the Closing. In addition, the consummation of the Merger is subject to customary conditions, including, without limitation, (a) approval by the Company and DropCar stockholders of the Merger Agreement and the transactions contemplated thereby; (b) the absence of any law, order, injunction or other legal restraint prohibiting the Merger; and (c) receipt of approval from NASDAQ to list the shares of WPCS common stock on the NASDAQ Capital Market post-Merger. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including, without limitation, (i) the accuracy of the other party’s representations and warranties (subject to customary qualifiers), and (ii) the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to customary qualifiers). The Merger Agreement contains specified termination rights for both the Company and DropCar, and further provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee of $250,000, which, under specified circumstances, may include reimbursement for various expenses incurred in connection with the proposed Merger up to a maximum of $125,000.

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

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions. Factors that could cause differences include, but are not limited to, expected market demand for our services, fluctuations in pricing for materials, and competition.

Overview

WPCS International Incorporated, a Delaware corporation, and its wholly and majority-owned subsidiaries (collectively referred to as “we”, “us” or “our”) currently specialize in contracting services offering communications, security and audio-visual infrastructure through our only operating subsidiary, WPCS International - Suisun City, Inc. (“Suisun City Operations”). We previously announced that we launched WPCS International-Texas, Inc. (“Texas Operations”), in San Antonio, Texas in January 2016 and then commenced operations in Dallas, Texas in April 2016. During the year ended April 30, 2017, the Texas Operations generated approximately $1,006,000 in revenue, while incurring approximately $1,980,000 in cost of revenue and selling, general and administrative expenses in starting these two offices. During November 2016, we instituted some changes and cost reductions in the Texas Operations staffing and related expenses to better align our operational costs with short-term projected revenue expectations. We initially anticipated expending approximately $750,000 to develop these markets and the Texas Operations were taking longer than anticipated to begin generating the expected level of revenue to warrant continued operation. Therefore, in late December 2016, we decided to close the Texas Operations and, at the end of February 2017, the San Antonio and Dallas offices were closed.

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

For the three months ended July 31, 2017, we generated revenues of $3,523,000 as compared to $3,416,000 for the same period in fiscal year 2017. Our backlog at July 31, 2017 was $14,275,000 as compared to $14,596,000 at April 30, 2017.

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

We believe that these initiatives have the potential to improve our business and provide more opportunities for growth.

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

Furthermore, we continue to aggressively explore other viable growth opportunities. (See Note 10 - Subsequent Events).

 Recent Development

On September 6, 2017, we, along with, DC Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and DropCar, Inc., a Delaware corporation (“DropCar”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into DropCar, with DropCar becoming a wholly-owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Subject to the terms and conditions of the Merger Agreement, at the closing of the Merger (the “Closing”), (a) each outstanding share of DropCar common stock and DropCar preferred stock will be converted into the right to receive a number of shares of the Company’ common stock (“WPCS Common Stock”) equal to the Exchange Ratio (as defined below); and (b) each outstanding DropCar warrant that has not previously been exercised prior to the Closing will be assumed by the Company.

Under the exchange ratio formula in the Merger Agreement (the “Exchange Ratio”), as of immediately after the Merger, the former DropCar securityholders (including the investors in the Company Closing Financing (as defined below) and certain DropCar advisors) are expected to own approximately 85% of the outstanding shares of the Company Common Stock on a fully-diluted basis and securityholders of the Company as of immediately prior to the Merger are expected to own approximately 15% of the outstanding shares of WPCS Common Stock on a fully-diluted basis. The Exchange Ratio and respective ownership of the DropCar securityholders and existing WPCS equity holders is subject to adjustment in the event that the Company’s “Net Cash” (as defined in the Merger Agreement) is less than, or greater than, $419,000 as of the Closing. For purposes of calculating the Exchange Ratio, the number of outstanding shares of WPCS Common Stock immediately before the Merger takes into account the dilutive effect, calculated using the Treasury Method under U.S. GAAP, of the shares of WPCS Common Stock underlying options (but not warrants) outstanding as of the date of the Merger Agreement using an assumed value of $2.50 per share of WPCS Common Stock. In addition, the shares underlying warrants to purchase DropCar common stock will be included in the DropCar 85% allocation. All the shares of the Company’s convertible preferred stock and options and warrants to purchase shares of WPCS Common Stock will remain outstanding after the Merger and all outstanding DropCar warrants will be exchanged for warrants to purchase WPCS Common Stock based upon the Exchange Ratio. No fractional shares will be issued in the Merger; rather, the Company will pay cash in lieu of any such fractional shares.

As a condition to the Closing, DropCar is obligated to raise up to $5 million, but not less than $4 million, in equity financing (the “Company Closing Financing”). The Company Closing Financing is expected to close immediately prior to or simultaneously with the Closing. In addition, the consummation of the Merger is subject to customary conditions, including, without limitation, (a) approval by the Company and DropCar stockholders of the Merger Agreement and the transactions contemplated thereby; (b) the absence of any law, order, injunction or other legal restraint prohibiting the Merger; and (c) receipt of approval from NASDAQ to list the shares of WPCS common stock on the NASDAQ Capital Market post-Merger. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including, without limitation, (i) the accuracy of the other party’s representations and warranties (subject to customary qualifiers), and (ii) the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to customary qualifiers). The Merger Agreement contains specified termination rights for both the Company and DropCar, and further provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee of $250,000, which, under specified circumstances, may include reimbursement for various expenses incurred in connection with the proposed Merger up to a maximum of $125,000.

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year.

With regards to our financial results for the quarter ended July 31, 2017, we generated revenue of approximately $3,523,000 as compared to revenue of $3,416,000 for the same period last year. This $107,000 increase in revenue was due primarily to a $380,000 increase in revenue in our Suisun City Operations and a decrease of approximately $273,000 in revenue from our Texas Operations. Also, the composition of our current revenue is less reliant on one large customer contract than had been the case during previous fiscal quarters. We have closed our Texas Operations and will no longer recognize any revenues from those operations.

We generated a net loss for the three months ended July 31, 2017 of approximately $440,000, or ($0.13) per common share (basic and fully diluted), which includes income from our Suisun City Operations of approximately $182,000 and which was partially offset by: (i) a loss from our corporate division of approximately $615,000, which is mainly comprised of corporate operating expenses; and (ii) a loss from our Texas Operations of approximately $7,000.

The net loss for the three months ended July 31, 2017 compares to net income of approximately $557,000, or $0.21 per common share (basic) and $0.14 (fully diluted) for the three months ended July 31, 2016, which was comprised primarily of income from our : (i) Suisun City Operations of approximately $207,000; (ii) corporate division, of approximately $657,000 (which is comprised of corporate operating expenses of approximately $493,000, offset by a one-time legal settlement of $1,150,000); and (iii) a loss from our Texas Operations of approximately $307,000.

We believe that our integrated, full service low-voltage communication infrastructure contracting services strategy will create additional opportunities. We believe that the ability to provide comprehensive communications infrastructure contracting services gives us a competitive advantage. In regard to strategic development, our focus is on identifying organic growth and selected acquisition opportunities. We are optimistic about our opportunities in the markets we currently serve, as evidenced by our new contract awards and customers continuing to seek bids from us, due to our experience and strong reputation in these markets.

Results of Operations for the Three Months Ended July 31, 2017 Compared to the Three Months Ended July 31, 2016

	For the three months ended
	July 31,
	2017		2016

Revenue	$3,523,347	100.0%	$3,416,453	100.0%

Costs and expenses:
Cost of revenue	2,754,550	78.2%	2,635,508	77.1%
Selling, general and administrative expenses	1,184,501	33.6%	1,352,986	39.6%
Depreciation and amortization	30,073	0.9%	20,666	0.6%
	3,969,124	112.7%	4,009,160	117.3%

Operating loss	(445,777)	-12.7%	(592,707)	-17.3%

Other income (expense):
Interest expense	(2,051)	-0.1%	(1,981)	-0.1%
Income from arbitration settlements	7,750	0.2%	1,150,000	33.7%
Other income	-	0.0%	4,487	0.1%

(Loss) income from operations before income tax provision	(440,078)	-12.5%	559,799	16.4%
Income tax provision	-	0.0%	2,618	0.1%
(Loss) income from operations	(440,078)	-12.5%	557,181	16.3%

Net income (loss)	$(440,078)	-12.5%	$557,181	16.3%

Operating Loss

We had an operating loss of approximately $446,000 for the three months ended July 31, 2017. This quarter’s operating loss was comprised primarily of $184,000 in operating income from our Suisun City Operations, which was offset by an operating loss of approximately $7,000 from our Texas Operations (final closing expenses) and $623,000 of corporate overhead expenses. For the three months ended July 31, 2016, we had an operating loss of approximately $593,000 which was comprised primarily of $208,000 in operating income from our Suisun City Operations and which was offset by approximately $496,000 of corporate overhead and $305,000 loss from our Texas Operation. The details of the operating loss are as follows:

Revenue

Revenue for the three months ended July 31, 2017 increased approximately $107,000, or 3.1%, to approximately $3,523,000, as compared to approximately $3,416,000 for same period last year due to an approximately $380,000 increase in revenue in our Suisun City Operations offset by an approximately $273,000 decrease in revenue from our Texas Operations. This increase in our Suisun City Operations’ revenue was primarily the result of the addition of lower revenue contracts which reduced our reliance on a few large customers. We closed our Texas Operations in the fourth quarter of fiscal 2017 and do not expect to have any further revenue from that operation.

Cost of Revenue

Cost of revenue, which consists of direct costs on contracts: materials, direct labor, third party subcontractor services, union benefits and other overhead costs increased approximately $119,000, or 4.5%, to approximately $2,755,000, or 78.2% of revenue, for the three months ended July 31, 2017, as compared to approximately $2,636,000, or 77.2% of revenue, for the same period in 2016. This 1% percent increase in the cost of revenue is due to the different combination of contracts in process as compared to last year.

Selling, General and Administrative Expenses

For the three months ended July 31, 2017, total selling, general and administrative expenses decreased approximately $168,000, or 12.4%, to approximately $1,185,000 as compared to approximately $1,353,000 for the same period in 2016, which was primarily due to $371,000 of decreased expenses in our Texas Operations, as a result of its closure during fiscal 2017, offset by an increase in expense in our Suisun City Operations of $74,000, and an increase in corporate overhead expenses of $129,000. The increase in expense at our Suisun Operations was primarily due to an increased salary expense for the addition of personnel while the increased corporate overhead expenses was comprised primarily of higher consulting and legal costs associated with development activity.

Depreciation and Amortization

For the three months ended July 31, 2017, depreciation and amortization was approximately $30,000 as compared to approximately $21,000 for the same quarter in 2016, due primarily to the addition of vehicles and office furniture.

Loss from Operations

We had net loss from operations of approximately $440,000 for the three months ended July 31, 2017 as compared to net income from operations of approximately $557,000 for the same period in 2016. Loss from operations is determined by adjusting the operating loss by the following items:

Interest Expense

For the three months ended July 31, 2017 and 2016, interest expense was approximately $2,100 and $2,000, respectively.

Income from Arbitration Settlements

For the three months ended July 31, 2017, we received approximately $7,800 in a settlement related to our former subsidiary, BTX Trader, Inc.

On June 16, 2016, we entered into a global settlement agreement and mutual release to resolve all disputes and claims regarding the construction of the Cooper Medical School at Rowan University, located in Camden, New Jersey, in which the Company served as an electrical prime contractor. As a result of such settlement, we received proceeds of $1,150,000 during the three months ended July 31, 2016. The Cooper Medical School contract was performed under the electrical services segment and is no longer part of the Company’s ongoing operation.

Other Income

For the three months ended July 31, 2017 and 2016, other income was $0 and approximately $5,000, respectively.

Effects of Inflation

Inflation has not had a material impact on our business.

Liquidity and Capital Resources

As of July 31, 2017, we had working capital of approximately $2,436,000, which consisted of current assets of approximately $6,769,000 and current liabilities of approximately $4,333,000. This compares to working capital of approximately $2,862,000 at April 30, 2017. The current liabilities as presented in the balance sheet at July 31, 2017 primarily include approximately $1,369,000 of accounts payable and accrued expenses and approximately $2,912,000 of billings in excess of costs and estimated earnings on uncompleted contracts.

Our cash and cash equivalents balance at July 31, 2017 was approximately $2,381,000 of which approximately $500,000 is classified as restricted cash.

In addition, our Suisun Operations has a $1,000,000 million operating line of credit (the “Credit Line”), which expires on August 15, 2018. As of September 12, 2017, we have no outstanding balance under the Credit Line.

Our future plans and growth are dependent on its ability to increase revenues and continue its business development efforts surrounding its contract award backlog. If we continue to incur losses and revenues do not generate from the backlog as expected, we may need to raise additional capital to expand our business and continue as a going concern. We currently anticipate that our current cash position will be sufficient to meet our working capital requirements to continue our sales and marketing efforts for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. If in the future our plans or assumptions change or prove to be inaccurate, we may need to raise additional funds through public or private debt or equity offerings, financings, corporate collaborations, or other means. We may also be required to reduce operating expenditures or investments in its infrastructure.

Backlog

As of July 31, 2017, we had a backlog of unfilled orders of approximately $14,275,000 as compared to approximately $14,596,000 at April 30, 2017. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

Subsequent Event

On August 15, 2017, we extended the expiration date of the Credit Line to August 15, 2018.

On September 6, 2017, we entered into an Agreement and Plan of Merger and Reorganization with DC acquisition Corporation and Drop Car, Inc. The merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

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

Our critical accounting policies and significant estimates are detailed in the Form 10-K for the year ended April 30, 2017. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in the Form 10-K.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of July 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b)	There were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors during the quarter ended July 31, 2017.

ITEM 6. EXHIBITS

3.1	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s registration statement on Form SB-2 filed April 7, 2006.

3.2	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on December 9, 2008, incorporated by reference to Exhibit 3.02 of WPCS International Incorporated’s Annual Report on Form 10-K filed July 29, 2015.

3.3	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on March 4, 2013, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed March 4, 2013.

3.4	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on May 16, 2013 and effective May 28, 2013, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed May 28, 2013.

3.5	Certificate of Correction to the Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on December 19, 2014, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed December 19, 2014.

3.6	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on April 16, 2015 and effective April 20, 2015, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed April 16, 2015.

3.7	Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 30, 2014, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed October 3, 2014.

3.8	Certificate of Designations, Preferences and Rights of the Series G Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 30, 2014, incorporated by reference to Exhibit 3.02 of WPCS International Incorporated’s Current Report on Form 8-K filed October 3, 2014.

3.9	Certificate of Designations, Preferences and Rights of Series F-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on November 20, 2014, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed November 20, 2014.

3.10	Certificate of Designations, Preferences and Rights of Series G-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on November 20, 2014, incorporated by reference to Exhibit 3.02 of WPCS International Incorporated’s Current Report on Form 8-K filed November 20, 2014.

3.11	Certificate of Designations, Preferences and Rights of Series H Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on June 30, 2015, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed July 1, 2015.

3.12	Certificate of Designations, Preferences and Rights of Series H-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on July 14, 2015, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed July 15, 2015.

3.13	Certificate of Designations, Preferences and Rights of Series H-2 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on December 20, 2016, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed December 22, 2016.

3.14	Certificate of Designations, Preferences and Rights of the Series H-3 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on March 30, 2017, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed April 4, 2017.

3.15	Amended and Restated Bylaws of WPCS International Incorporated as of January 12, 2016, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed January 13, 2016.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WPCS INTERNATIONAL INCORPORATED

By:	/s/ Sebastian Giordano
	Name:	Sebastian Giordano
	Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ David Allen
	Name:	David Allen
	Title:	Chief Financial Officer (Principal Financial Officer)

Date: September 12, 2017

Index to Exhibits

Exhibit Number	Exhibit
3.1	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s registration statement on Form SB-2 filed April 7, 2006.

3.2	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on December 9, 2008, incorporated by reference to Exhibit 3.02 of WPCS International Incorporated’s Annual Report on Form 10-K filed July 29, 2015.

3.3	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on March 4, 2013, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed March 4, 2013.

3.4	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on May 16, 2013 and effective May 28, 2013, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed May 28, 2013.

3.5	Certificate of Correction to the Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on December 19, 2014, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed December 19, 2014.

3.6	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on April 16, 2015 and effective April 20, 2015, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed April 16, 2015.

3.7	Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 30, 2014, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed October 3, 2014.

3.8	Certificate of Designations, Preferences and Rights of the Series G Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 30, 2014, incorporated by reference to Exhibit 3.02 of WPCS International Incorporated’s Current Report on Form 8-K filed October 3, 2014.

3.9	Certificate of Designations, Preferences and Rights of Series F-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on November 20, 2014, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed November 20, 2014.

3.10	Certificate of Designations, Preferences and Rights of Series G-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on November 20, 2014, incorporated by reference to Exhibit 3.02 of WPCS International Incorporated’s Current Report on Form 8-K filed November 20, 2014.

3.11	Certificate of Designations, Preferences and Rights of Series H Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on June 30, 2015, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed July 1, 2015.

3.12	Certificate of Designations, Preferences and Rights of Series H-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on July 14, 2015, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed July 15, 2015.

3.13	Certificate of Designations, Preferences and Rights of Series H-2 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on December 20, 2016, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed December 22, 2016.

3.14	Certificate of Designations, Preferences and Rights of the Series H-3 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on March 30, 2017, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed April 4, 2017.

3.15	Amended and Restated Bylaws of WPCS International Incorporated as of January 12, 2016, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed January 13, 2016.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

