Form 10-Q
period 2017-10-31
WPCS INTERNATIONAL INC
filed 2017-12-15
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

As of December 13, 2017, there were 6,284,218 shares of the registrant’s common stock outstanding.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31,	April 30,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$3,195,086	$1,659,318
Restricted cash	500,176	500,026
Accounts receivable, net of allowance of $247,000 at October 31, 2017 and April 30, 2017, respectively	2,922,031	4,199,674
Costs and estimated earnings in excess of billings on uncompleted contracts	315,437	410,826
Prepaid expenses and other current assets	41,555	41,135
Total current assets	6,974,285	6,810,979

Property and equipment, net	389,668	322,643

Other assets	11,484	11,484

Total assets	$7,375,437	$7,145,106

LIABILITIES AND EQUITY
Current liabilities:
Current portion of loans payable	$51,590	$52,946
Accounts payable and accrued expenses	1,732,411	1,790,256
Billings in excess of costs and estimated earnings on uncompleted contracts	2,247,174	2,105,797
Total current liabilities	4,031,175	3,948,999

Loans payable, net of current portion	99,702	124,559
Total liabilities	4,130,877	4,073,558

Commitments and contingencies

Stockholders' equity
Preferred stock - $0.0001 par value, 5,000,000 shares authorized at October 31, 2017 and April 30, 2017, respectively
Convertible Series H, 8,500 shares designated - 8 shares issued and outstanding at October 31, 2017 and April 30, 2017, respectively; liquidation preference of $1,000	1,242	1,242
Convertible Series H-1, 9,488 shares designated - 0 and 4,289 shares issued and outstanding at October 31, 2017 and April 30, 2017, respectively; liquidation preference of $0	-	437,530
Convertible Series H-2, 3,500 shares designated - 2,066 and 3,305 shares issued and outstanding at October 31, 2017 and April 30, 2017, respectively; liquidation preference of $250,000	167,494	230,721
Convertible Series H-3, 9,500 shares designated - 3,189 and 7,017 shares issued and outstanding at October 31, 2017 and April 30, 2017, respectively; liquidation preference of $440,000	251,233	475,185
Common stock - $0.0001 par value, 100,000,000 shares authorized, 5,090,224 and 3,352,159 shares issued and outstanding as of October 31, 2017 and April 30, 2017, respectively	508	335
Additional paid-in capital	91,612,396	89,003,669
Accumulated deficit	(88,788,313)	(87,077,134)
Total stockholders' equity	3,244,560	3,071,548

Total liabilities and equity	$7,375,437	$7,145,106

The accompanying notes are an integral part of these condensed consolidated financial statements

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	October 31,		October 31,
	2017	2016	2017	2016

Revenue	$3,859,617	$4,847,710	$7,382,964	$8,264,163

Costs and expenses:
Cost of revenue	3,061,372	3,819,187	5,815,922	6,454,695
Selling, general and administrative expenses	1,249,147	1,567,326	2,433,648	2,920,312
Depreciation and amortization	38,844	28,029	68,917	48,695
	4,349,363	5,414,542	8,318,487	9,423,702

Operating loss	(489,746)	(566,832)	(935,523)	(1,159,539)

Other income (expense):
Interest expense	(1,581)	(1,029)	(3,632)	(3,010)
Income from legal settlement	7,750	30,902	15,500	1,180,902
Other income	27,471	117,947	27,471	122,434

(Loss) income from operations before income tax provision	(456,106)	(419,012)	(896,184)	140,787
Income tax provision	1,020	(51)	1,020	2,567
(Loss) income from operations	(457,126)	(418,961)	(897,204)	138,220
Net (loss) income	(457,126)	(418,961)	(897,204)	138,220
Deemed dividend on convertible preferred stock, due to beneficial conversion feature	(813,975)	(19,724)	(813,975)	(19,724)
Net (loss) income attributable to WPCS common stockholders	$(1,271,101)	$(438,685)	$(1,711,179)	$118,496

Basic (loss) income per common share	$(0.34)	$(0.15)	$(0.48)	$0.04
Diluted (loss) income per common share	$(0.34)	$(0.15)	$(0.48)	$0.03

Weighted average shares outstanding – basic	3,748,861	2,854,230	3,550,510	2,777,817
Weighted average shares outstanding – diluted	3,748,861	2,854,230	3,550,510	3,790,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, April 30, 2017	14,619	$1,144,678	3,352,159	$335	$89,003,669	$(87,077,134)	$3,071,548
Warrants exercised for cash	-	-	802,463	80	1,070,136	-	1,070,216
Conversion of Series H-1 preferred stock to common stock	(4,289)	(860,501)	428,900	43	860,458	-	-
Deemed dividend on conversion of Series H-1 convertible preferred stock to common stock	-	422,971	-	-	-	(422,971)	-
Conversion of Series H-2 preferred stock to common stock	(1,239)	(149,919)	123,900	12	149,907	-	-
Deemed dividend on conversion of Series H-2 convertible preferred stock to common stock	-	86,692	-	-	-	(86,692)	-
Conversion of Series H-3 preferred stock to common stock	(3,828)	(528,264)	382,802	38	528,226	-	-
Deemed dividend on conversion of Series H-3 convertible preferred stock to common stock	-	304,312	-	-	-	(304,312)	-
Net loss	-	-	-	-	-	(897,204)	(897,204)
Balance, October 31, 2017	5,263	$419,969	5,090,224	$508	$91,612,396	$(88,788,313)	$3,244,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	October 31,
	2017	2016
Operating activities:
Net (loss) income	$(897,204)	$138,220
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation and amortization	68,917	48,695
Shares based compensation	-	22,501
Changes in operating assets and liabilities:
Accounts receivable	1,277,643	(324,990)
Costs and estimated earnings in excess of billings on uncompleted contracts	95,389	(372,408)
Prepaid expenses and other current assets	(420)	(46,908)
Other assets	-	1,999
Accounts payable and accrued expenses	(57,845)	143,477
Billings in excess of costs and estimated earnings on uncompleted contracts	141,377	372,707
Net cash provided by (used in) operating activities	627,857	(16,707)

Investing activities:
Acquisition of property and equipment	(135,942)	(96,475)
Net cash used in investing activities	(135,942)	(96,475)

Financing activities:
Warrants exercised for cash	1,070,216	-
Repayment under loan payable obligations	(26,213)	(52,027)
Net cash provided by (used in) financing activities	1,044,003	(52,027)

Net increase (decrease) in cash, cash equivalents and restricted cash	1,535,918	(165,209)
Cash, cash equivalents and restricted cash beginning of the year	2,159,344	2,235,597
Cash, cash equivalents and restricted cash end of the year	$3,695,262	$2,070,388

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	October 31,
	2017	2016
Schedule of non-cash investing and financing activities:
Automobile financing	$-	$72,650
Conversion of Series H preferred stock through the issuance of common stock	$-	$219,450
Conversion of Series H-1 preferred stock to common stock	$860,501	$36,920
Deemed dividend on conversion of Series H-1 convertible preferred stock to common stock	$422,971	$19,724
Conversion of Series H-2 preferred stock to common stock	$149,919	$-
Deemed dividend on conversion of Series H-2 convertible preferred stock to common stock	$86,692	$-
Conversion of Series H-3 preferred stock to common stock	$528,264	$-
Deemed dividend on conversion of Series H-3 convertible preferred stock to common stock	$304,312	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

WPCS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

WPCS International Incorporated, a Delaware corporation (“WPCS”) and its wholly and majority-owned subsidiaries (collectively, the “Company”) currently specializes in low voltage communications, audio-visual and security contracting services, conducting business in one segment at one operations center, through its wholly-owned domestic subsidiary, WPCS International - Suisun City, Inc. (“Suisun City Operations”). During the year ended April 30, 2017 the Company also conducted operations from its wholly-owned Texas subsidiary, WPCS International-Texas, Inc. (“Texas Operations”), however, as of April 30, 2017, the Texas Operations were closed.

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

Basis of Presentation

The condensed consolidated financial statements of WPCS and its wholly and majority-owned subsidiaries included in this Report for the six months ended October 31, 2017 and 2016, reflect the accounts of current entities as continued operations, as discussed below.

Results of operations for the three and six months ended October 31, 2017 and 2016 include the results of: (i) WPCS (which primarily reflects corporate operating expenses and nonoperating income); (ii) Suisun City Operations and the Texas Operations, (the Texas Operations were closed during the year ended April 30, 2017 and therefore the Suisun Operation remains the Company’s only active operating subsidiary); (iii) WPCS Incorporated, an inactive subsidiary; (iv) WPCS International – Trenton, Inc. (“Trenton Operations”), which operations were closed in September 2013; and (v) DC Acquisition Corporation., a wholly-owned subsidiary of WPCS formed on August 7, 2017 solely for the purpose of the proposed merger between WPCS and DropCar, Inc. (see Note 11 – Proposed Merger).

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

The results of operations for the six months ended October 31, 2017 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 – LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2017, the Company had a working capital surplus of approximately $2,943,000 and cash, cash equivalents and restricted cash of approximately $3,695,000. During the quarter ended October 31, 2017, the Company received proceeds of approximately $1,070,000 from the exercise of preferred stock warrants (see Note 10).

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

Recent Accounting Standards

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The FASB has continued to clarify this guidance and most recently issued ASU 2017-13 “Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

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

In April 2016, the FASB issued ASU No. 2016-10 “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. In December 2016, the FASB issued an update (“ASU 2016-20”) to ASC 606, Technical Corrections and Improvements, which outlines technical corrections to certain aspects of the new revenue recognition standard such as provisions for losses on construction type contracts and disclosure of remaining performance obligations, among other aspects. In September 2017, the FASB issued ASU 2017-13, “Revenue Recognition” (Topic 605), “Revenue from Contracts with Customers” (Topic 606), “Leases” (Topic 840), and “Leases” (Topic 842), which provides additional implementation guidance on the previously issued ASU 2014-09.

The Company is currently evaluating the potential impact that these ASUs may have on its financial statements and related disclosures.

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

NOTE 4 – CONCENTRATIONS

Accounts Receivable

The concentration of accounts receivable as of October 31, 2017 and April 30, 2017, respectively are as follows:

	As of
	October 31, 2017	April 30, 2017
Customer A	55%	24%
Customer B	11%	12%
Customer C	-	10%

The accounts receivable also included retainage receivable of $1,094,000 and $326,000 at October 31, 2017 and April 30, 2017, respectively, and both the retainage and aged accounts receivable are expected to be collected.

Revenue Recognition

The concentration of revenue recognition for the three and six months ended October 31, 2017 and 2016, respectively are as follows:

	For the three months ended		For the six months ended
	October 31,		October 31,
	2017	2016	2017	2016
Customer A	51%	14%	38%	10%
Customer B	11%	11%	13%	-

-	Represents less than 10%

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

	For the three months ended		For the six months ended
	October 31,		October 31,
	2017	2016	2017	2016
Numerator:

Net (loss) income attributable to WPCS common stockholders, basic and diluted	$(1,271,101)	$(438,685)	$(1,711,179)	$118,496

Denominator:

Weighted average shares outstanding – basic	3,748,861	2,854,230	3,550,510	2,777,817
Stock options	-	-	-	99,783
Series H and H-1 convertible preferred stock	-	-	-	913,200
Weighted average shares outstanding – diluted	3,748,861	2,854,230	3,550,510	3,790,800

Basic (loss) income per common share	$(0.34)	$(0.15)	$(0.48)	$0.04
Diluted (loss) income per common share	$(0.34)	$(0.15)	$(0.48)	$0.03

The following securities were excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive.

	As of October 31,
	2017	2016
Common stock equivalents:
Common stock options	3,252,000	852,000
Series H, H-1, H-2 and H-3 preferred stock	526,000	913,000
Common stock purchase warrants	2,090,000	1,295,000
Totals	5,868,000	3,060,000

NOTE 6 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenue recognized. Costs and estimated earnings on uncompleted contracts consist of the following at October 31, 2017 and April 30, 2017:

	October 31, 2017	April 30, 2017

Costs incurred on uncompleted contracts	$17,149,734	$16,362,011
Estimated contract earnings	3,660,429	3,714,584
	20,810,163	20,076,595
Less: Billings to date	22,741,900	21,771,566
Total	$(1,931,737)	$(1,694,971)

Costs and estimated earnings in excess of billings on uncompleted contracts	$315,437	$410,826
Billings in excess of cost and estimated earnings on uncompleted contracts	2,247,174	2,105,797
Total	$(1,931,737)	$(1,694,971)

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which circumstances requiring the revisions become known. Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion.

NOTE 7 – LOANS PAYABLE

The following tables summarize outstanding loans payable related to automobiles as of October 31, 2017 and April 30, 2017, respectively:

			Carrying Value
		Stated	as of	Estimated Future Payment
	Maturity Date	Interest Rate	October 31, 2017	Within 1 Year	After 1 year
0% automobile loan payable	April 2018 - June 2019	0.0%	$14,000	$9,000	$5,000
1% automobile loan payable	November 2022	1.0%	21,000	5,000	16,000
3% automobile loan payable	November 2022	3.0%	21,000	5,000	16,000
4% automobile loan payable	December 2016 - January 2020	4.0%	19,000	7,000	12,000
5% automobile loan payable	January 2020 - February 2020	5.0%	42,000	18,000	24,000
7% automobile loan payable	June 2019	7.0%	21,000	5,000	16,000
8% automobile loan payable	October 2021	8.0%	13,000	3,000	10,000
			$151,000	$52,000	$99,000

			Carrying Value
		Stated	as of	Estimated Future Payment
	Maturity Date	Interest Rate	April 30, 2017	Within 1 Year	After 1 year
0% automobile loan payable	April 2018 - June 2019	0.0%	$18,000	$9,000	$9,000
1% automobile loan payable	November 2022	1.0%	23,000	5,000	18,000
3% automobile loan payable	November 2022	3.0%	24,000	5,000	19,000
4% automobile loan payable	December 2016 - January 2020	4.0%	25,000	9,000	16,000
5% automobile loan payable	January 2020 - February 2020	5.0%	50,000	17,000	33,000
7% automobile loan payable	June 2019	7.0%	23,000	5,000	18,000
8% automobile loan payable	October 2021	8.0%	15,000	3,000	12,000
			$178,000	$53,000	$125,000

NOTE 8 – INCOME FROM ARBITRATION SETTLEMENTS

For the three and six months ended October 31, 2017, the Company received approximately $8,000 and $16,000, respectively, in a settlement related to its former subsidiary, BTX Trader, Inc.

On June 16, 2016, the Company entered into a global settlement agreement and mutual release to resolve all disputes and claims regarding the construction of the Cooper Medical School at Rowan University, located in Camden, New Jersey, in which the Company served as an electrical prime contractor. As a result of such settlement, the Company received proceeds of $1,150,000 and recorded a gain in the Condensed Consolidated Statement of Operations for the six months ended October 31, 2016. The Cooper Medical School contract was performed under the Company’s former electrical services segment operated through its now closed Trenton Operations which is no longer part of the Company’s ongoing operation. In addition, for the three months ended October 31, 2016 the Company had a $31,000 legal settlement in its Suisun Operations.

NOTE 9 – BANK LINE OF CREDIT

On May 20, 2015, the Company entered into an asset-based revolving credit line agreement with a California-based bank, which provides a $1,000,000 line of credit (the “Credit Line”) for its Suisun City Operations. The Credit Line has an interest rate of prime plus 2%, is subject to a monthly borrowing base calculation based upon eligible accounts receivable and had an original expiration date of August 15, 2017, and has been extended to August 15, 2018. As of October 31, 2017, the monthly borrowing base calculation supported the entire $1,000,000 of available credit under the Credit Line. The Credit Line is secured by all of the assets of the Company. In addition, the Credit Line requires the Suisun City Operations to monthly comply with certain financial and operational covenants, such as, amongst other things, maintaining a certain quick ratio and a minimum net worth. The Suisun City Operations is currently in compliance with all such covenants.

As of the filing date of this quarterly report on Form 10-Q, the Company has not drawn down on the Credit Line.

NOTE 10 – STOCKHOLDERS’ EQUITY

Conversion of Preferred Stock

During the quarter ended October 31, 2017, holders of Series H-1, H-2 and H-3 Preferred Stock converted 4,289 shares of Series H-1, 1,239 shares of Series H-2 and 3,828 shares of Series H-3 into 935,600 shares of the Company’s Common Stock.

The conversion of these Series H-1, H-2 and H-3 Preferred Shares resulted in a deemed dividend of approximately $814,000 due to the beneficial conversion feature associated with the shares converted.

Exercise of preferred stock warrants

During the quarter ended October 31, 2017, holders of Series H-1, H-2 and H-3 Preferred Stock Warrants exercised 61,898 of the Series H-1, warrants, 309,900 of the Series H-2 Warrants and 430,665 of the Series H-3 warrants for an aggregate of 802,463 shares of the Company’s Common Stock. These Warrants exercises were on a cash basis and the Company received approximately $1,070,000 in warrant exercise proceeds. These proceeds are unencumbered; however, the Company is required to have sufficient cash on hand at time of closing of the DropCar merger so as to include these funds in the closing financing being arranged by DropCar (see Note 11 – Proposed Merger).

NOTE 11 – PROPOSED MERGER

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

Under the exchange ratio formula in the Merger Agreement (the “Exchange Ratio”), as of immediately after the Merger, the former DropCar securityholders (including the investors in the Company Closing Financing (as defined below) and certain DropCar advisors), pursuant to Amendment No. 3 (described in Note 12 below), are expected to own approximately 84% of the outstanding shares of WPCS Common Stock on a fully-diluted basis and securityholders of the Company as of immediately prior to the Merger are expected to own approximately 16% of the outstanding shares of WPCS Common Stock on a fully-diluted basis. The Exchange Ratio and respective ownership of the DropCar securityholders and existing WPCS equity holders is subject to adjustment in the event that the Company’s “Net Cash” (as defined in the Merger Agreement) is less than, or greater than, $419,000 as of the Closing. For purposes of calculating the Exchange Ratio, the number of outstanding shares of WPCS Common Stock immediately before the Merger takes into account the dilutive effect, calculated using the Treasury Method under U.S. GAAP, of the shares of WPCS Common Stock underlying options (but not warrants) outstanding as of the date of the Merger Agreement using an assumed value of $2.50 per share of WPCS Common Stock. In addition, the shares underlying warrants to purchase DropCar common stock will be included in the DropCar 84% allocation. All the shares of the Company’s convertible preferred stock and options and warrants to purchase shares of WPCS Common Stock will remain outstanding after the Merger and all outstanding DropCar warrants will be exchanged for warrants to purchase WPCS Common Stock based upon the Exchange Ratio. No fractional shares will be issued in the Merger; rather, the Company will pay cash in lieu of any such fractional shares.

As a condition to the Closing, DropCar is obligated to raise up to $5 million, but not less than $4 million, in equity financing (the “Company Closing Financing”). The Company Closing Financing is expected to close immediately prior to or simultaneously with the Closing. This obligation for equity financing is reduced on a dollar for dollar basis for the amount of cash received prior to closing for any preferred warrant exercises received by the Company. As of the filing date of this report the Company has received approximately $2,546,000 in proceeds from warrant exercises. In addition, the consummation of the Merger is subject to customary conditions, including, without limitation, (a) approval by the Company and DropCar stockholders of the Merger Agreement and the transactions contemplated thereby; (b) the absence of any law, order, injunction or other legal restraint prohibiting the Merger; and (c) receipt of approval from NASDAQ to list the shares of WPCS Common Stock on the NASDAQ Capital Market post-Merger. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including, without limitation, (i) the accuracy of the other party’s representations and warranties (subject to customary qualifiers), and (ii) the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to customary qualifiers). The Merger Agreement contains specified termination rights for both the Company and DropCar, and further provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee of $250,000, which, under specified circumstances, may include reimbursement for various expenses incurred in connection with the proposed Merger up to a maximum of $125,000.

On October 11, 2017, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission relating to the Merger. On November 21, 2017 and December 7, 2017, the Company filed Amendments Nos. 1 and 2 to the Registration Statement on Form S-4, respectively.

In connection with the Merger, the Company has incurred transaction costs of approximately $240,000 and $400,000 for the three and six months ended October 31, 2017, respectively, which is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

NOTE 12 – SUBSEQUENT EVENT

Amendment to the Merger Agreement

On December 4, 2017, the Company, Merger Sub and DropCar entered into Amendment No. 3 to the Merger Agreement (“Amendment No. 3”). The primary purpose of Amendment No. 3 is to make certain changes to the definition of Exchange Ratio that were agreed to by the parties in connection with the Repricing Offer described below. The principal changes to the definition of Exchange Ratio are as follows:

1.	The number of shares of WPCS Common Stock that are deemed to be outstanding at the time of the Merger was increased to 6,530,681. Previously it had been 6,118,689.
2.	WPCS equity allocation percentage was increased to 16.01%. It had previously been 15%. Consequently, DropCar’s equity allocation percentage is reduced to 83.99% from 85%.

As a result of the foregoing changes, the number of shares of WPCS Common Stock that will be issued to DropCar’s securityholders and advisors will be reduced, although the DropCar securityholders and advisors will still own a majority of the issued and outstanding shares of WPCS Common Stock following the Merger. The reduction in the number of shares to be issued by WPCS in the Merger will result in a reduction in the number of shares of WPCS Common Stock that will be allocated to DropCar’s advisors in connection with the Merger. Thus, the Advisory/Commitment Allocation Percentage was reduced to 15.6% from 15.8%.

Amendment No. 3 also includes a revised Exhibit D, which sets forth the formula for adjusting the equity allocation percentages in the event WPCS Net Cash (as defined in the Merger Agreement) at the time of the Merger is more or less than $419,000. The change in the formula reflects the changes set forth in paragraphs 1 and 2 above.

Finally, Amendment No. 3 includes a new Exhibit B-3, which is the form of an Amended and Restated Support Agreement, dated as of December 4, 2017, which was executed by Alpha Capital Anstalt (“Alpha”), DropCar’s largest stockholder, DropCar and WPCS, and which supersedes the Support Agreement that Alpha had previously entered into with DropCar in which it agreed to vote any shares of WPCS Common Stock that it owns on the record date for the Special Meeting in favor of the Merger. The Amended and Restated Support Agreement provides that Alpha will own 9.99% of the outstanding shares of WPCS Common Stock on the record date for the Special Meeting (as a result of conversion of shares of WPCS convertible preferred stock and/or exercise of warrants).

Repricing Offer – Series H-1 Warrants

 On December 4, 2017, WPCS offered (the “Repricing Offer Letter”) the holders of its Series H-1 Warrants (the “Holders”) the opportunity to exercise such Warrants for cash at a reduced exercise price of $1.21 per share (the “Reduced Exercise Price”) provided such Series H-1 Warrants are exercised for cash on or before 5:00 P.M. Eastern Standard time on December 26, 2017 (the “End Date”). In addition, if more than 50% of the Series H-1 Warrants are exercised for cash by the Holders prior to the End Date, WPCS will issue to the initial holders of the Series H-1 Warrants a “reload” warrant covering one share for each Series H-1 Warrant exercised during that period with a strike price equal to the fair market value of a share of WPCS Common Stock on the date such reload warrant becomes issuable (the “Reload Warrants”). The terms of the Reload Warrants would be substantially identical to the terms of the Series H-1 Warrants except that: (i) the expiration date of the reload warrant would be seven (7) years from the date of issuance; (ii) the Reload Warrants would have more limited cashless exercise rights than the H-1 Warrants; and (iii) WPCS’ obligation to register the resale of the shares issuable upon exercise of the Reload Warrants will be deferred. Finally, the Holders have entered into an irrevocable agreement with Alpha pursuant to which they have agreed to sell to Alpha any Series H-1 Warrants that are unexercised as of the End Date. Such sale will take place promptly after the End Date. WPCS received acceptance of the Reduced Exercise Price offer from all of the Holders on December 4, 2017.

If the Holders exercise all their Series H-1 Warrants, the aggregate gross proceeds to WPCS will be approximately $1,474,000.

Through December 12, 2017 (the date preceding the filing date of this report) (i) 1,008,931 Series H-1 Warrants have been exercised for cash at the reduced exercise price of $1.21, yielding aggregate gross proceeds to the Company of approximately $1,221,000 and 208,930 Series H-1 Warrants remained unexercised; and (ii) the Company has issued Reload Warrants for (a) 290,000 shares with an exercise price of $1.18per share, (b) 400,000 shares with an exercise price of $1.17 per share and (c) 318,931 shares with an exercise price of $1.09 per share.

Exercise of Series H-3 Warrants

For the period from October 31, 2017 until the filing date of this report, in addition to the exercise of the Series H-1 Warrants in the Repricing Offer described above, the holders of Series H-3 Warrants have exercised warrants for an aggregate of 185,063 shares of WPCS Common Stock for which the Company received aggregate gross proceeds of approximately $255,000 in cash.

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

Overview

WPCS International Incorporated, a Delaware corporation, and its wholly and majority-owned subsidiaries (collectively referred to as “we”, “us” or “our”) currently specialize in contracting services offering communications, security and audio-visual infrastructure through our only operating subsidiary, WPCS International - Suisun City, Inc. (“Suisun City Operations”). We previously announced that we launched WPCS International-Texas, Inc. (“Texas Operations”), in San Antonio, Texas in January 2016 and then commenced operations in Dallas, Texas in April 2016. During the year ended April 30, 2017, the Texas Operations generated approximately $1,006,000 in revenue, while incurring approximately $1,980,000 in cost of revenue and selling, general and administrative expenses in starting these two offices. During November 2016, we instituted some changes and cost reductions in the Texas Operations staffing and related expenses to better align our operational costs with short-term projected revenue expectations. We initially anticipated expending approximately $750,000 to develop these markets and the Texas Operations were taking longer than anticipated to begin generating the expected level of revenue to warrant continued operation. Therefore, in late December 2016, we decided to close the Texas Operations and, by the end of April 2017, the San Antonio and Dallas offices were closed.

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

For the three months ended October 31, 2017, we generated revenues of $3,860,000 as compared to $4,848,000 for the same period in fiscal year 2017. Our backlog at October 31, 2017 was $12,964,000 as compared to $14,596,000 at April 30, 2017.

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

After completing our restructuring plan in fiscal year 2016, we launched a series of initiatives targeting revenue enhancement, including:

•	Strengthening our operations team with proven audio-visual professionals;

•	Uniformly deploying full-service low voltage capabilities for developing, installing and servicing structured cabling, audio-visual and security systems in our California market; and

•	Developing strategic alliances with contractors who have significant presence in our geographic operating area.

We believe that these initiatives have the potential to improve our business and provide more opportunities for organic growth.

In addition, we continue to aggressively explore other viable growth opportunities. (See Note 11 - Proposed Merger).

Proposed Merger

On September 6, 2017, we, along with, DC Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of ours (“Merger Sub”), and DropCar, Inc., a Delaware corporation (“DropCar”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into DropCar, with DropCar becoming a wholly-owned subsidiary of ours and the surviving corporation of the merger (the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Subject to the terms and conditions of the Merger Agreement, at the closing of the Merger (the “Closing”), (a) each outstanding share of DropCar common stock and DropCar preferred stock will be converted into the right to receive a number of shares of our common stock (“WPCS Common Stock”) equal to the Exchange Ratio (as defined below); and (b) each outstanding DropCar warrant that has not previously been exercised prior to the Closing will be assumed by us.

Under the exchange ratio formula in the Merger Agreement (the “Exchange Ratio”), as of immediately after the Merger, the former DropCar securityholders (including the investors in the WPCS Closing Financing (as defined below) and certain DropCar advisors),pursuant to Amendment No. 3 (described below), are expected to own approximately 84% of the outstanding shares of WPCS Common Stock on a fully-diluted basis and our securityholders as of immediately prior to the Merger are expected to own approximately 16% of the outstanding shares of WPCS Common Stock on a fully-diluted basis. The Exchange Ratio and respective ownership of the DropCar securityholders and existing WPCS equity holders is subject to adjustment in the event that our “Net Cash” (as defined in the Merger Agreement) is less than, or greater than, $419,000 as of the Closing. For purposes of calculating the Exchange Ratio, the number of outstanding shares of WPCS Common Stock immediately before the Merger takes into account the dilutive effect, calculated using the Treasury Method under U.S. GAAP, of the shares of WPCS Common Stock underlying options (but not warrants) outstanding as of the date of the Merger Agreement using an assumed value of $2.50 per share of WPCS Common Stock. In addition, the shares underlying warrants to purchase DropCar common stock will be included in the DropCar 84% allocation. All the shares of our convertible preferred stock and options and warrants to purchase shares of WPCS Common Stock will remain outstanding after the Merger and all outstanding DropCar warrants will be exchanged for warrants to purchase WPCS Common Stock based upon the Exchange Ratio. No fractional shares will be issued in the Merger; rather, we will pay cash in lieu of any such fractional shares.

As a condition to the Closing, DropCar is obligated to raise up to $5 million, but not less than $4 million, in equity financing (the “WPCS Closing Financing”). WPCS Closing Financing is expected to close immediately prior to or simultaneously with the Closing. This obligation for equity financing is reduced on a dollar for dollar basis for the amount of cash received prior to closing for any preferred warrant exercises received by us. As of the filing date of this report, we have received approximately $2,546,000 in proceeds from warrant exercises. In addition, the consummation of the Merger is subject to customary conditions, including, without limitation, (a) approval by our and DropCar stockholders of the Merger Agreement and the transactions contemplated thereby; (b) the absence of any law, order, injunction or other legal restraint prohibiting the Merger; and (c) receipt of approval from NASDAQ to list the shares of WPCS Common Stock on the NASDAQ Capital Market post-Merger. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including, without limitation, (i) the accuracy of the other party’s representations and warranties (subject to customary qualifiers), and (ii) the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to customary qualifiers). The Merger Agreement contains specified termination rights for both we and DropCar, and further provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee of $250,000, which, under specified circumstances, may include reimbursement for various expenses incurred in connection with the proposed Merger up to a maximum of $125,000.

On October 11, 2017, we filed a Registration Statement on Form S-4 with the Securities and Exchange Commission relating to the Merger. On November 21, 2017 and December 7, 2017, we filed Amendment Nos. 1 and 2 to the Registration Statement on S-4, respectively.

Recent Development

Amendment to the Merger Agreement

On December 4, 2017, WPCS, Merger Sub and DropCar entered into Amendment No. 3 to the Merger Agreement (“Amendment No. 3”). The primary purpose of Amendment No. 3 is to make certain changes to the definition of Exchange Ratio that were agreed to by the parties in connection with the Repricing Offer described below. The principal changes to the definition of Exchange Ratio are as follows:

1.	The number of shares of WPCS common stock that are deemed to be outstanding at the time of the Merger was increased to 6,530,681. Previously it had been 6,118,689.
2.	WPCS equity allocation percentage was increased to 16.01%. It had previously been 15%. Consequently, DropCar’s equity allocation percentage is reduced to 83.99% from 85%.

As a result of the foregoing changes, the number of shares of WPCS Common Stock that will be issued to DropCar’s securityholders and advisors will be reduced, although the DropCar securityholders and advisors will still own a majority of the issued and outstanding shares of WPCS Common Stock following the Merger. The reduction in the number of shares to be issued by WPCS in the Merger will result in a reduction in the number of shares of WPCS Common Stock that will be allocated to DropCar’s advisors in connection with the Merger. Thus, the Advisory/Commitment Allocation Percentage was reduced to 15.6% from 15.8%.

Amendment No. 3 also includes a revised Exhibit D, which sets forth the formula for adjusting the equity allocation percentages in the event WPCS Net Cash (as defined in the Merger Agreement) at the time of the Merger is more or less than $419,000. The change in the formula reflects the changes set forth in paragraphs 1 and 2 above.

Finally, Amendment No. 3 includes a new exhibit, B-3, which is the form of an Amended and Restated Support Agreement, dated as of December 4, 2017, which was executed by Alpha Capital Anstalt (“Alpha”), DropCar’s largest stockholder, DropCar and WPCS, and which supersedes the Support Agreement that Alpha had previously entered into with DropCar in which it agreed to vote any shares of WPCS common stock that it owns on the record date for the Special Meeting in favor of the Merger. The Amended and Restated Support Agreement provides that Alpha will own 9.99% of the outstanding shares of WPCS common stock on the record date for the Special Meeting (as a result of conversion of shares of WPCS convertible preferred stock and/or exercise of warrants).

Repricing Offer – Series H-1 Warrants

On December 4, 2017, WPCS offered (the “Repricing Offer Letter”) the holders of its Series H-1 Warrants (the “Holders”) the opportunity to exercise such Warrants for cash at a reduced exercise price of $1.21 per share (the “Reduced Exercise Price”) provided such Series H-1 Warrants are exercised for cash on or before 5:00 P.M. Eastern Standard time on December 26, 2017 (the “End Date”). In addition, if more than 50% of the Series H-1 Warrants are exercised for cash by the Holders prior to the End Date, WPCS will issue to the initial holders of the Series H-1 Warrants a “reload” warrant covering one share for each Series H-1 Warrant exercised during that period with a strike price equal to the fair market value of a share of WPCS Common Stock on the date such reload warrant becomes issuable (the “Reload Warrants”). The terms of the Reload Warrants would be substantially identical to the terms of the Series H-1 Warrants except that: (i) the expiration date of the reload warrant would be seven (7) years from the date of issuance; (ii) the Reload Warrants would have more limited cashless exercise rights than the H-1 Warrants; and (iii) WPCS’ obligation to register the resale of the shares issuable upon exercise of the Reload Warrants will be deferred. Finally, the Holders have entered into an irrevocable agreement with Alpha pursuant to which they have agreed to sell to Alpha any Series H-1 Warrants that are unexercised as of the End Date. Such sale will take place promptly after the End Date. WPCS received acceptance of the Reduced Exercise Price offer from all of the Holders on December 4, 2017.

If the Holders exercise all their Series H-1 Warrants, the aggregate gross proceeds to WPCS will be approximately $1,474,000.

Through December 12, 2017 (the date preceding the filing date of this report) (i) 1,008,931 Series H-1 Warrants have been exercised for cash at the reduced exercise price of $1.21, yielding aggregate gross proceeds to the Company of approximately $1,221,000 and 208,930 Series H-1 Warrants remained unexercised; and (ii) the Company has issued Reload Warrants for (a) 290,000 shares with an exercise price of $1.18per share, (b) 400,000 shares with an exercise price of $1.17 per share and (c) 318,931 shares with an exercise price of $1.09 per share.

Exercise of Series H-3 Warrants

For the period from October 31, 2017 until the filing date of this report, in addition to the exercise of the Series H-1 Warrants in the Repricing Offer described above, the holders of Series H-3 Warrants have exercised warrants for an aggregate of 185,063 shares of WPCS Common Stock for which the Company received aggregate gross proceeds of approximately $255,000 in cash.

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year.

With regards to our financial results for the quarter ended October 31, 2017, we generated revenue of approximately $3,860,000 as compared to revenue of $4,848,000 for the same period last year. This $988,000 decrease in revenue was due primarily to a $582,000 decrease in revenue in our Suisun City Operations and a decrease of approximately $406,000 in revenue from our Texas Operations. Also, the composition of our current revenue is less reliant on one large customer contract than had been the case during previous fiscal quarters. We have closed our Texas Operations and will no longer recognize any revenues from those operations.

We generated a net loss to common stockholders for the three months ended October 31, 2017 of approximately $1,271,000, or ($0.34) per common share (basic and fully diluted), which includes income from our Suisun City Operations of approximately $181,000 and which was partially offset by: (i) a loss from our corporate division of approximately $637,000, which is mainly comprised of corporate operating expenses of approximately $250,000 and merger transaction costs of approximately $387,000; (ii) a loss from our Texas Operations of approximately $1,000; and (iii) recognition of $814,000 of deemed dividends associated with the conversion of Series H-1, H-2 and H-3 preferred stock.

The net loss for the three months ended October 31, 2017 compares to a net loss of approximately $439,000, or ($0.15) per common share (basic and fully diluted) for the three months ended October 31, 2016, which was comprised primarily of income from our : (i) Suisun City Operations of approximately $377,000; offset by a (i) loss from our corporate division, of approximately $441,000 (which is comprised of corporate operating expenses of approximately $548,000, offset by a one-time legal settlement of $107,000); (ii) a loss from our Texas Operations of approximately $355,000; and (iii) recognition of $20,000 of deemed dividends associated with the conversion of Series H-1 Preferred Stock.

We believe that our integrated, full service low-voltage communication infrastructure contracting services strategy will create additional opportunities. We believe that the ability to provide comprehensive communications infrastructure contracting services gives us a competitive advantage. In regard to strategic development and based upon the proposed merger (see Note 11 – Proposed Merger), our focus is on identifying organic growth opportunities. We are optimistic about such opportunities in the market we currently serve, as evidenced by our new contract awards and customers continuing to seek bids from us,due to our experience and strong reputation in these markets.

Results of Operations for the Three Months Ended October 31, 2017 Compared to the Three Months Ended October 31, 2016

	For the three months ended
	October 31,
	2017		2016

Revenue	$3,859,617	100.0%	$4,847,710	100.0%

Costs and expenses:
Cost of revenue	3,061,372	79.3%	3,819,187	78.8%
Selling, general and administrative expenses	1,249,147	32.4%	1,567,326	32.3%
Depreciation and amortization	38,844	1.0%	28,029	0.6%
	4,349,363	112.7%	5,414,542	111.7%

Operating loss	(489,746)	-12.7%	(566,832)	-11.7%

Other income (expense):
Interest expense	(1,581)	0.0%	(1,029)	0.0%
Income from legal settlement	7,750	0.2%	30,902	0.6%
Other income	27,471	0.7%	117,947	2.4%

Loss from operations before income tax provision	(456,106)	-11.8%	(419,012)	-8.7%
Income tax provision	1,020	0.0%	(51)	0.0%
Loss from operations	(457,126)	-11.8%	(418,961)	-8.7%

Net loss	(457,126)	-11.8%	(418,961)	-8.6%
Deemed dividend on convertible preferred stock, due to beneficial conversion feature	(813,975)	-21.1%	(19,724)	-0.4%
Net loss attributable to WPCS common stockholders	$(1,271,101)	-32.9%	$(438,685)	-9.0%

Operating Loss

We had an operating loss of approximately $490,000 for the three months ended October 31, 2017. This quarter’s operating loss was comprised primarily of $158,000 in operating income from our Suisun City Operations, which was offset by an operating loss of approximately $1,000 from our Texas Operations (final closing expenses) and $647,000 of corporate overhead expenses. For the three months ended October 31, 2016, we had an operating loss of approximately $567,000 which was comprised primarily of $338,000 in operating income from our Suisun City Operations and which was offset by approximately $548,000 of corporate overhead and $357,000 loss from our Texas Operation. The details of the operating loss are as follows:

Revenue

Revenue for the three months ended October 31, 2017 decreased approximately $988,000, or 20%, to approximately $3,860,000, as compared to approximately $4,848,000 for same period last year due to an approximately $583,000 decrease in revenue in our Suisun City Operations and an approximately $405,000 decrease in revenue from our Texas Operations. This decrease in our Suisun City Operations’ revenue was primarily the result of the addition of lower revenue contracts which reduced our reliance on a few large customers. We closed our Texas Operations in the fourth quarter of fiscal 2017 and do not expect to have any further revenue from that operation.

Cost of Revenue

Cost of revenue, which consists of direct costs on contracts: materials, direct labor, third party subcontractor services, union benefits and other overhead costs decreased approximately $758,000, or 19.8%, to approximately $3,061,000, or 79.3% of revenue, for the three months ended October 31, 2017, as compared to approximately $3,819,000, or 78.8% of revenue, for the same period in 2016. This less than 1% percent increase in the cost of revenue is due to the different combination of contracts in process as compared to last year.

Selling, General and Administrative Expenses

For the three months ended October 31, 2017, total selling, general and administrative expenses decreased approximately $318,000, or 20.3%, to approximately $1,249,000 as compared to approximately $1,567,000 for the same period in 2016, which was primarily due to $443,000 of decreased expenses in our Texas Operations, as a result of its closure during fiscal 2017, offset by an increase in expense in our Suisun City Operations of $26,000, and an increase in corporate overhead expenses of $99,000. The increase in expense at our Suisun Operations was primarily due to an increased legal expense while the increased corporate overhead expenses was comprised primarily of higher consulting and legal costs associated with the proposed merger of approximately $240,000 offset by lower salary and bonus expense of approximately $140,000.

Depreciation and Amortization

For the three months ended October 31, 2017, depreciation and amortization was approximately $39,000 as compared to approximately $28,000 for the same quarter in 2016, due primarily to the addition of vehicles and office furniture.

Loss from Operations

We had loss from operations of approximately $457,000 for the three months ended October 31, 2017 as compared to a net loss from operations of approximately $419,000 for the same period in 2016. Loss from operations is determined by adjusting the operating loss by the following items:

Interest Expense

For the three months ended October 31, 2017 and 2016, interest expense was approximately $1,600 and $1,000, respectively.

Income from Legal Settlement

For the three months ended October 31, 2017, we received approximately $7,800 in a settlement related to our former subsidiary, BTX Trader, Inc. For the three months ended October 31, 2016, we received approximately $31,000 in connection with a settlement of an outstanding contract dispute in our Suisun Operations.

Other Income

For the three months ended October 31, 2017 and 2016, other income was approximately $27,000 and approximately $118,000, respectively. These other income items relate to negotiated settlements with suppliers on outstanding accounts payable items.

Net Loss Attributable to WPCS Common Stockholders

We had net loss attributable to WPCS common stockholders of $1,271,000 for the three months ended October 31, 2017 as compared to a net loss attributable to WPCS common stockholders of $439,000 for the same period in 2016. The following items are the adjustments to the loss from operations that result in determining the net loss attributable to WPCS common stockholders:

Dividends Declared on Preferred Stock

As a result of the conversion of some of our Series H-1, H-2 and H-3 Preferred Shares during the three months ended October 31, 2017 and 2016 we recognized deemed dividends of $814,000 and $20,000, respectively, due to the beneficial conversion feature associated with these shares.

Results of Operations for the Six Months Ended October 31, 2017 Compared to the Six Months Ended October 31, 2016

	For the six months ended
	October 31,
	2017		2016

Revenue	$7,382,964	100.0%	$8,264,163	100.0%

Costs and expenses:
Cost of revenue	5,815,922	78.8%	6,454,695	78.1%
Selling, general and administrative expenses	2,433,648	33.0%	2,920,312	35.3%
Depreciation and amortization	68,917	0.9%	48,695	0.6%
	8,318,487	112.7%	9,423,702	194.4%

Operating loss	(935,523)	-12.72%	(1,159,539)	-14.0%

Other income (expense):
Interest expense	(3,632)	-0.0%	(3,010)	-0.1%
Income from legal settlement	15,500	0.2%	1,180,902	14.3%
Other income	27,471	0.4%	122,434	1.5%

(Loss) income from operations before income tax provision	(896,184)	-12.1%	140,787	1.7%
Income tax provision	1,020	0.0%	2,567	0.0%
(Loss) income from operations	(897,204)	-12.1%	138,220	1.7%

Net (loss) income	(897,204)	-12.12%	138,220	1.7%
Deemed dividend on convertible preferred stock, due to beneficial conversion feature	(813,975)	-11.1%	(19,724)	-0.3%
Net (loss) income attributable to WPCS common stockholders	$(1,711,179)	-23.2%	$118,496	1.4%

Operating Loss

We had an operating loss of approximately $935,000 for the six months ended October 31, 2017. This period’s operating loss was comprised primarily of $343,000 in operating income from our Suisun City Operations, which was offset by an operating loss of approximately $8,000 from our Texas Operations (final closing expenses) and $1,270,000 of corporate overhead expenses. For the six months ended October 31, 2016, we had an operating net loss of approximately $1,160,000 which was comprised primarily of $543,000 in operating income from our Suisun City Operations and which was offset by approximately $1,043,000 of corporate overhead and $660,000 loss from our Texas Operation. The details of the operating loss are as follows:

Revenue

Revenue for the six months ended October 31, 2017 decreased approximately $881,000, or 10.7%, to approximately $7,383,000, as compared to approximately $8,264,000 for same period last year due to an approximately $203,000 decrease in revenue in our Suisun City Operations and an approximately $678,000 decrease in revenue from our Texas Operations. This decrease in our Suisun City Operations’ revenue was primarily the result of the addition of lower revenue contracts which reduced our reliance on a few large customers. We closed our Texas Operations in the fourth quarter of fiscal 2017 and do not expect to have any further revenue from that operation.

Cost of Revenue

Cost of revenue, which consists of direct costs on contracts: materials, direct labor, third party subcontractor services, union benefits and other overhead costs decreased approximately $639,000, or 9.9%, to approximately $5,816,000, or 78.8% of revenue, for the six months ended October 31, 2017, as compared to approximately $6,455,000, or 78.1% of revenue, for the same period in 2016. This less than 1% percent increase in the cost of revenue is due to the different combination of contracts in process as compared to last year.

Selling, General and Administrative Expenses

For the six months ended October 31, 2017, total selling, general and administrative expenses decreased approximately $486,000, or 16.6%, to approximately $2,434,000 as compared to approximately $2,920,000 for the same period in 2016, which was primarily due to $813,000 of decreased expenses in our Texas Operations, as a result of its closure during fiscal 2017, offset by an increase in expense in our Suisun City Operations of $100,000, and an increase in corporate overhead expenses of $226,000. The increase in expense at our Suisun Operations was primarily due to an increased legal and salary expenses while the increased corporate overhead expenses was comprised primarily of higher consulting and legal costs associated with the proposed merger of approximately $400,000 offset by lower salary and bonus expense of approximately $174,000.

Depreciation and Amortization

For the six months ended October 31, 2017, depreciation and amortization was approximately $69,000 as compared to approximately $49,000 for the same quarter in 2016, due primarily to the addition of vehicles and office furniture.

Loss from Operations

We had loss from operations of approximately $897,000 for the six months ended October 31, 2017 as compared to income from operations of approximately $138,000 for the same period in 2016. Loss or income from operations is determined by adjusting the operating loss or income by the following items:

Interest Expense

For the six months ended October 31, 2017 and 2016, interest expense was approximately $3,600 and $3,000, respectively.

Income from Legal Settlements

For the six months ended October 31, 2017, we received $15,500 in a settlement related to our former subsidiary, BTX Trader, Inc.

During the six months ended October 31, 2016, we received $1,181,000 in connection with a global settlement agreement and mutual release to resolve all existing disputes and claims regarding the construction of the Cooper Medical School at Rowan University, located in Camden, New Jersey, in which the Company, through its former Trenton Operations, served as an electrical prime contractor.

Other Income

For the six months ended October 31, 2017 and 2016, other income was approximately $27,000 and approximately $122,000, respectively. These other income items relate to negotiated settlements with suppliers on outstanding accounts payable items.

Net Loss Attributable to WPCS Common Stockholders

We had net loss attributable to WPCS common stockholders of $1,711,000 for the six months ended October 31, 2017 as compared to net income attributable to WPCS common stockholders of $118,000 for the same period in 2016. The following items are the adjustments to the net loss or income from operations that result in determining the net loss attributable to WPCS common stockholders:

Dividends Declared on Preferred Stock

As a result of the conversion of some of our Series H-1, H-2 and H-3 Preferred Shares during the six months ended October 31, 2017 and 2016 we recognized deemed dividends of $814,000 and $20,000, respectively, due to the beneficial conversion feature associated with these shares.

Effects of Inflation

Inflation has not had a material impact on our business.

Liquidity and Capital Resources

As of October 31, 2017, we had working capital of approximately $2,443,000, which consisted of current assets of approximately $6,974,000 and current liabilities of approximately $4,031,000. This compares to working capital of approximately $2,862,000 at April 30, 2017. The current liabilities as presented in the balance sheet at October 31, 2017 primarily include approximately $1,732,000 of accounts payable and accrued expenses and approximately $2,247,000 of billings in excess of costs and estimated earnings on uncompleted contracts.

Our cash and cash equivalents balance at October 31, 2017 was approximately $3,695,000 of which approximately $500,000 is classified as restricted cash.

In addition, our Suisun Operations has a $1,000,000 million operating line of credit (the “Credit Line”), which expires on August 15, 2018. As of December 12, 2017, we have no outstanding balance under the Credit Line.

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

Backlog

As of October 31, 2017, we had a backlog of unfilled orders of approximately $12,964,000 as compared to approximately $14,596,000 at April 30, 2017. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of October 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b)	There were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors during the quarter ended October 31, 2017.

ITEM 6. EXHIBITS

Exhibit Number.	Exhibit Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of September 6, 2017, by and among WPCS International Incorporated, DC Acquisition Corporation and DropCar, Inc., as amended, incorporated by reference to Exhibit 2.1 of WPCS International Incorporated’s Current Report on Form 8-K filed December 6, 2017.

2.2	Final Form of Amended and Restated Support Agreement, by and among Alpha Capital Anstalt, DropCar, Inc. and WPCS International Incorporated (included as Exhibit B-3 to Exhibit 2.1).

3.1	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s registration statement on Form SB-2 filed April 7, 2006.

3.2	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on December 9, 2008, incorporated by reference to Exhibit 3.02 of WPCS International Incorporated’s Annual Report on Form 10-K filed July 29, 2015.

3.3	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on March 4, 2013, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed March 4, 2013.

3.4	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on May 16, 2013 and effective May 28, 2013, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed May 28, 2013.

3.5	Certificate of Correction to the Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on December 19, 2014, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed December 19, 2014.

3.6	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on April 16, 2015 and effective April 20, 2015, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed April 16, 2015.

3.7	Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 30, 2014, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed October 3, 2014.

3.8	Certificate of Designations, Preferences and Rights of the Series G Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 30, 2014, incorporated by reference to Exhibit 3.02 of WPCS International Incorporated’s Current Report on Form 8-K filed October 3, 2014.

3.9	Certificate of Designations, Preferences and Rights of Series F-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on November 20, 2014, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed November 20, 2014.

3.10	Certificate of Designations, Preferences and Rights of Series G-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on November 20, 2014, incorporated by reference to Exhibit 3.02 of WPCS International Incorporated’s Current Report on Form 8-K filed November 20, 2014.

3.11	Certificate of Designations, Preferences and Rights of Series H Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on June 30, 2015, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed July 1, 2015.

3.12	Certificate of Designations, Preferences and Rights of Series H-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on July 14, 2015, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed July 15, 2015.

3.13	Certificate of Designations, Preferences and Rights of Series H-2 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on December 20, 2016, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed December 22, 2016.

3.14	Certificate of Designations, Preferences and Rights of the Series H-3 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on March 30, 2017, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed April 4, 2017.

3.15	Amended and Restated Bylaws of WPCS International Incorporated as of January 12, 2016, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed January 13, 2016.

10.1	Final form of Repricing Offer Letter, dated December 4, 2017, from WPCS International Incorporated to each of Iroquois Master Fund, Iroquois Capital Investment Group, LLC and American Capital Management, LLC, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s Current Report on Form 8-K filed December 6, 2017.

10.2	Final form of Reload Warrant by and between WPCS International Incorporated and each of Iroquois Master Fund, Iroquois Capital Investment Group, LLC and American Capital Management, LLC (included as Exhibit 1 to Exhibit 10.1).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WPCS INTERNATIONAL INCORPORATED

By:	/s/ Sebastian Giordano
	Name:	Sebastian Giordano
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David Allen
		Name:	David Allen
		Title:	Chief Financial Officer (Principal Financial Officer)
Date: December 15, 2017

Index to Exhibits

Exhibit Number.	Exhibit Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of September 6, 2017, by and among WPCS International Incorporated, DC Acquisition Corporation and DropCar, Inc., as amended, incorporated by reference to Exhibit 2.1 of WPCS International Incorporated’s Current Report on Form 8-K filed December 6, 2017.

2.2	Final Form of Amended and Restated Support Agreement, by and among Alpha Capital Anstalt, DropCar, Inc. and WPCS International Incorporated (included as Exhibit B-3 to Exhibit 2.1).

3.1	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s registration statement on Form SB-2 filed April 7, 2006.

3.2	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on December 9, 2008, incorporated by reference to Exhibit 3.02 of WPCS International Incorporated’s Annual Report on Form 10-K filed July 29, 2015.

3.3	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on March 4, 2013, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed March 4, 2013.

3.4	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on May 16, 2013 and effective May 28, 2013, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed May 28, 2013.

3.5	Certificate of Correction to the Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on December 19, 2014, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed December 19, 2014.

3.6	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on April 16, 2015 and effective April 20, 2015, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed April 16, 2015.

3.7	Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 30, 2014, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed October 3, 2014.

3.8	Certificate of Designations, Preferences and Rights of the Series G Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 30, 2014, incorporated by reference to Exhibit 3.02 of WPCS International Incorporated’s Current Report on Form 8-K filed October 3, 2014.

3.9	Certificate of Designations, Preferences and Rights of Series F-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on November 20, 2014, incorporated by reference to Exhibit 3.01 of WPCS International Incorporated’s Current Report on Form 8-K filed November 20, 2014.

3.10	Certificate of Designations, Preferences and Rights of Series G-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on November 20, 2014, incorporated by reference to Exhibit 3.02 of WPCS International Incorporated’s Current Report on Form 8-K filed November 20, 2014.

3.11	Certificate of Designations, Preferences and Rights of Series H Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on June 30, 2015, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed July 1, 2015.

3.12	Certificate of Designations, Preferences and Rights of Series H-1 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on July 14, 2015, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed July 15, 2015.

3.13	Certificate of Designations, Preferences and Rights of Series H-2 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on December 20, 2016, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed December 22, 2016.

3.14	Certificate of Designations, Preferences and Rights of the Series H-3 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on March 30, 2017, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed April 4, 2017.

3.15	Amended and Restated Bylaws of WPCS International Incorporated as of January 12, 2016, incorporated by reference to Exhibit 3.1 of WPCS International Incorporated’s Current Report on Form 8-K filed January 13, 2016.

10.1	Final form of Repricing Offer Letter, dated December 4, 2017, from WPCS International Incorporated to each of Iroquois Master Fund, Iroquois Capital Investment Group, LLC and American Capital Management, LLC, incorporated by reference to Exhibit 10.1 of WPCS International Incorporated’s Current Report on Form 8-K filed December 6, 2017.

10.2	Final form of Reload Warrant by and between WPCS International Incorporated and each of Iroquois Master Fund, Iroquois Capital Investment Group, LLC and American Capital Management, LLC (included as Exhibit 1 to Exhibit 10.1).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith