Form 10-Q
period 2018-03-31
DropCar, Inc.
filed 2018-05-21
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number:   001-34643

DropCar, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-0204758
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

DropCar, Inc.

1412 Broadway, Suite 2105

New York, New York 10018

(646) 342-1595

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of May 10, 2018, there were 7,811,924 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our inability to obtain adequate financing, our inability to expand our business, existing or increased competition, stock volatility and illiquidity, and the failure to implement our business plans or strategies. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Current Report on Form 8-K/A filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refer to DropCar, Inc., a Delaware corporation (previously named WPCS International Incorporated) and its consolidated subsidiaries.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

DropCar, Inc., and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2018	2017

ASSETS

CURRENT ASSETS:
Cash	$6,939,046	$372,011
Accounts receivable, net	2,246,446	187,659
Contract assets	1,110,252	-
Prepaid expenses and other current assets	567,471	51,532
Total Current Assets	10,863,215	611,202

Property and equipment, net	400,711	5,981
Capitalized software costs, net	602,061	589,584
Intangible assets, net	1,770,000	-
Goodwill	3,410,000	-
Other assets	14,484	3,000

TOTAL ASSETS	$17,060,471	$1,209,767

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,648,814	$1,820,731
Deferred income	293,416	236,433
Accrued interest	159,584	135,715
Current portion of loans payable	54,516	-
Contract liabilities	1,694,807	-
Total current liabilities	4,851,137	2,192,879

Loans payable, net of current portion	94,587	-
Convertible note payable, net of debt discount	-	3,506,502

TOTAL LIABILITIES	4,945,724	5,699,381

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY(DEFICIT):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series seed preferred stock, 275,691 shares authorized, zero and 275,691 issued and outstanding, respectively	-	27
Series A preferred stock, 642,728 shares authorized, zero and 611,944 issued and outstanding, respectively	-	61
Convertible Series H, 8,500 shares designated, 8 and zero shares issued and outstanding, respectively	-	-
Convertible Series H-1, 9,488 shares designated zero shares issued and outstanding, respectively	-	-
Convertible Series H-2, 3,500 shares designated zero shares issued and outstanding, respectively	-	-
Convertible Series H-3, 8,461 shares designated 2,189 and zero shares issued and outstanding, respectively	-	-
Convertible Series H-4, 30,000 shares designated 26,843 and zero shares issued and outstanding, respectively	3	-
Common stock, $0.0001 par value; 25,000,000 shares authorized, 7,811,924 and 2,245,711 issued and outstanding, respectively	781	225
Additional paid in capital	25,080,301	5,114,970
Accumulated deficit	(12,966,338)	(9,604,897)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	12,114,747	(4,489,614)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$17,060,471	$1,209,767

The accompanying notes are an integral part of these consolidated financial statements

DropCar, Inc., and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

NET REVENUES	$4,874,554	$638,558

COST OF REVENUES	4,622,057	489,214

GROSS PROFIT	252,497	149,344

OPERATING EXPENSES
Selling, general and administrative expenses	3,067,608	496,111
Depreciation and amortization	136,077	45,340
TOTAL OPERATING EXPENSES	3,203,685	541,451

OPERATING LOSS	(2,951,188)	(392,107)

Interest expense, net	(410,253)	-

NET LOSS	$(3,361,441)	$(392,107)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.56)	$(0.24)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	6,048,351	887,635

The accompanying notes are an integral part of these consolidated financial statements

DropCar, Inc., and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Deficit)

(Unaudited)

	Series Seed Preferred Stock		Series A Preferred Stock		Series H Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balances, January 1, 2018*	275,691	$27	611,944	$61	-	$-	2,245,711	$225	$5,114,970	$(9,604,897)	$(4,489,614)
Issuance of common stock for cash	-	-	-	-	-	-	60,340	6	299,994	-	300,000
Conversion of debt into common stock	-	-	-	-	-	-	820,709	82	3,682,420	-	3,682,502
Shares issued in connection with Merger to WPCS’s shareholders	-	-	-	-	-	-	4,685,164	468	9,791,755	-	9,792,223
Conversion of outstanding Preferred Stock in connection with Merger	(275,691)	(27)	(611,944)	(61)	2,197	-	-	-	88	-	-
Issuance of Series H-4 preferred stock in private placement, net of offering costs	-	-	-	-	25,472	3	-	-	5,898,336	-	5,898,339
Stock based compensation for options issued to employees	-	-	-	-	-	-	-	-	17,210		17,210
Stock based compensation for restricted stock units issued to employees	-	-	-	-	-	-	-	-	275,528		275,528
Fair value of Series H-4 preferred stock and warrants issued to service provider for services in connection with the issuance of the H-4 shares	-	-	-	-	1,371	-	-	-	-	-	-
Net Loss										(3,361,441)	(3,361,441)
Balance, March 31, 2018	-	$-	-	$-	29,040	$3	7,811,924	$781	$25,080,301	$(12,966,338)	$12,114,747

•	- See note 1 for share exchange and reverse split

The accompanying notes are an integral part of these consolidated financial statements

DropCar, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES (NET OF BUSINESS COMBINATION):
Net loss	$(3,361,441)	$(392,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	312,077	45,340
Stock based compensation	292,738	25,000
Changes in operating assets and liabilities:
Accounts receivable	1,631,106	(2,678)
Contract assets	(866,488)	-
Deposit	-	-
Prepaid expenses and other current assets	(210,240)	(2,952)
Accounts payable and accrued expenses	(1,711,126)	32,322
Accrued interest	23,869	-
Deferred income	56,983	11,499
Contract liabilities	(599,630)	-

NET CASH USED IN OPERATING ACTIVITIES	(4,432,152)	(283,576)

CASH FLOWS FROM INVESTING ACTIVITIES (NET OF BUSINESS COMBINATION):
Purchase of fixed assets	(46,400)	-
Capitalization of software costs	(90,661)	(50,326)
Cash received upon acquisition	4,947,023	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,809,962	(50,326)

CASH FLOWS FROM FINANCING ACTIVITIES (NET OF BUSINESS COMBINATION):
Repayment under loan payable obligations	(9,114)	-
Proceeds from the sale of common stock	300,000	69,960
Proceeds from the sale of Series H-4 preferred stock and warrants	6,000,000	-
Financing costs from the sale of Series H-4 preferred stock	(101,661)	-
Proceeds from issuance of Series A Preferred Stock and subscription receivable	-	150,000
Proceeds from issuance of convertible notes and warrants	-	100,000
Offering costs - Convertible Notes	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,189,225	319,960

Net increase (decrease) in cash	6,567,035	(13,942)

Cash, beginning of period	372,011	51,366

Cash, end of period	$6,939,046	$37,424

SUPPLEMENTAL CASH FLOW INFORMATION:

NON-CASH FINANCING ACTIVITIES:

Issuance of Preferred Stock in settlement of convertible notes,
derivative and accrued interest	$-	$387,384

Stock issued to WPCS Shareholders in merger net of cash received of $4,947,023	$4,845,200	$-
Series H-4 offering costs paid in H-4 shares and warrants	$568,648	$-

The accompanying notes are an integral part of these consolidated financial statements

DropCar, Inc., and Subsidiaries

Note to Consolidated Financial Statements

(unaudited)

1.	The Company

Reverse Merger and Exchange Ratio

On January 30, 2018, DC Acquisition Corporation (“Merger Sub”), a wholly-owned subsidiary of WPCS International Incorporated (“WPCS”), completed its merger with and into DropCar, Inc. (“Private Dropcar”), with Private Dropcar surviving as a wholly owned subsidiary of WPCS. This transaction is referred to as the “Reverse Merger”. The Reverse Merger was effected pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated September 6, 2017, by and among WPCS, Private Dropcar and Merger Sub.

As a result of the Reverse Merger, each outstanding share of Private Dropcar share capital (including shares of Private Dropcar share capital to be issued upon the conversion of outstanding convertible debt) automatically converted into the right to receive approximately 0.3273 shares of WPCS’s common stock, par value $0.0001 per share (the “Exchange Ratio”). Following the closing of the Reverse Merger, holders of WPCS’s common stock immediately prior to the Reverse Merger owned approximately 22.9% on a fully diluted basis, and holders of Private Dropcar common stock immediately prior to the Reverse Merger owned approximately 77.1% on a fully diluted basis, of WPCS’s common stock.

The Reverse Merger has been accounted for as a reverse acquisition under the acquisition method of accounting where Private Dropcar is considered the accounting acquirer and WPCS is the acquired company for financial reporting purposes. Private Dropcar was determined to be the accounting acquirer based on the terms of the Merger Agreement and other factors, such as relative voting rights and the composition of the combined company’s board of directors and senior management, which was deemed to have control. The pre-acquisition financial statements of Private Dropcar became the historical financial statements of WPCS following the Reverse Merger. The historical financial statement, outstanding shares and all other historical share information have been adjusted by multiplying the respective share amount by the Exchange Ratio as if the Exchange Ratio had been in effect for all periods presented.

Immediately following the Reverse Merger, the combined company changed its name from WPCS International Incorporation to DropCar, Inc. The combined company following the Reverse Merger may be referred to herein as “the combined company,” “DropCar,” or the “Company.”

The Company’s shares of common stock listed on The Nasdaq Capital Market, previously trading through the close of business on January 30, 2018 under the ticker symbol “WPCS,” commenced trading on The Nasdaq Capital Market, on a post-Reverse Stock Split adjusted basis, under the ticker symbol “DCAR” on January 31, 2018.

Acquisition Accounting

The fair value of WPCS assets acquired and liabilities assumed was based upon managements estimates assisted by an independent third-party valuation firm. The assumptions are subject to change within the measurement period up to one year from date of acquisition. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer relationships and the trade name, present value and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

DropCar, Inc., and Subsidiaries

Note to Consolidated Financial Statements

(unaudited)

The preliminary purchase price allocation of $9.8 million was as follows:

Fair value of equity consideration, 4,685,164 common shares and warrants to purchase common shares	$9,792,000
Liability assumed: notes payable	158,000
Total purchase price consideration	$9,950,000

Tangible assets
Net working capital (1)	$6,664,000
Deferred revenue	(2,300,000)
Fixed assets & equipment	376,000

Intangible assets (2)
Customer contracts	1,200,000
Trade name	600,000
Goodwill	3,410,000

Total allocation of purchase price consideration	$9,950,000

(1)	Net working capital consists of cash of $4,947,000; account receivable of $3,934,000; and other assets of $318,000; and contract liabilities of $2,535,000.
(2)	The useful lives related to the acquired customer relationships and trade name are expected to be approximately 10 years.

The following summarized unaudited consolidated pro forma information shows the results of operations of the Company had the reverse acquisition occurred on January 1, 2017:

	Pro Forma (Unaudited) Three Months Ended March 31,
	2018	2017
Total Revenues	$6,465,794	$4,917,637
Net loss	$(5,910,372)	$(1,717,131)
Net loss per common share, basic and diluted	$(0.98)	$(1.05)

The summarized unaudited consolidated pro forma results are not necessarily indicative of results which would have occurred if the acquisition had been in effect for the periods presented. Further, the summarized unaudited consolidated pro forma results are not intended to be a projection of future results.

DropCar, Inc., and Subsidiaries

Note to Consolidated Financial Statements

(unaudited)

Unaudited Interim Consolidated Financial Information

The accompanying consolidated balance sheets as of March 31, 2018, the consolidated statements of operations and of cash flows for the three months ended March 31, 2018 and 2017, and the consolidated statement of stockholders’ equity (deficit) for the three months ended March 31, 2018 are unaudited. These financial statements should be read in conjunction with the DropCar, Inc’s. 2017 financial statements included in Form 8-K/A filed on April 2, 2018. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2018 and 2017 and the results of its operations and its cash flows for the three months ended March 31, 2018 and 2017. The financial data and other information disclosed in these consolidated notes related to the three months ended March 31, 2018 and 2017 are unaudited.

The Company has two reportable operating segments: DropCar Operating Company, Inc. and WPCS International Incorporated and subsidiaries (“WPCS”).

DropCar Operating Company, Inc.

DropCar Operating Company, Inc. (“Dropcar Operating”) delivers a comprehensive Enterprise Vehicle Assistance and Logistics (“VAL”) platform and mobile application to assist consumers and automotive-related companies reduce the costs, hassles and inefficiencies of owning a car, or fleet of cars, in urban centers. The Company’s VAL platform is a web-based interface to the Company’s core service that coordinates the movements and schedules of trained valets who pickup and drop off cars at dealerships and customer locations. The app tracks progress and provides email and text notifications on status to both dealers and customers, increasing the quality of communication and subsequent satisfaction with the service.

WPCS

WPCS provides low voltage communication infrastructure services. The Company specializes in the installation and service of low voltage communications, voice and data networks, security systems, audio-visual solutions, and distributed antenna systems and provide experienced project management and deliver complex projects to key vertical markets that include healthcare, education, transportation, energy and utilities, oil and gas, manufacturing, commercial real estate, financial, and government, etc.

2.	Summary of Significant Accounting Policies

Liquidity and Basis of Presentation

The Company has a limited operating history and the sales and income potential of its business and market are unproven. As of March 31, 2018, the Company has an accumulated deficit of $13.0 million and has experienced net losses each year since its inception. The Company anticipates that it will continue to incur net losses into the foreseeable future and will need to raise additional capital as it continues. The Company’s cash may not be sufficient to fund its operations into the second quarter of 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern within twelve months following the date of the filing of this Form 10-Q.

Management’s plan includes raising funds from outside investors. However, there is no assurance that outside funding will be available to the Company, will be obtained on favorable terms or will provide the Company with sufficient capital to meet its objectives. These financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K/A filed with the SEC on April 2, 2018. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions for Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any future periods. The December 31, 2017 balance sheet information was derived from the audited financial statements as of that date. Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

DropCar, Inc., and Subsidiaries

Note to Consolidated Financial Statements

(unaudited)

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The unaudited consolidated financial statements represent the consolidation of the accounts of the Company and its subsidiaries in conformity with GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

Segment Reporting

In accordance with ASC 280 “Segment Reporting” (“ASC 280”), the Company has two operating segments, DropCar Operating and WPCS. The Company reviews the operating results of the two different segments in order to allocate resources and assess performance for the Company as a whole.

Revenue Recognition

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company adopted this ASU effective January 1, 2018 using modified retrospective basis and the cumulative effect was immaterial to the financial statements.

Revenue from contracts with customers is recognized when, or as, we satisfy our performance obligations by transferring the promised goods or services to the customers. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring our progress in satisfying the performance obligation in a manner that depicts the transfer of the goods or services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that we determine the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those promised goods or services (i.e., the “transaction price”). In determining the transaction price, we consider multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, we consider the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of third parties.

DropCar Operating contracts are generally designed to provide cash fees to us on a monthly basis or an upfront rate based on members. The Company’s performance obligation is satisfied over time as the service is provided continuously throughout the service period. The Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing a continuous service to the customer. Contracts with minimum performance guarantees or price concessions include variable consideration and are subject to the revenue constraint. The Company uses an expected value method to estimate variable consideration for minimum performance guarantees and price concessions. The Company has constrained revenue for expected price concessions during the period ending March 31, 2018.

DropCar Operating

DropCar Operating provides a variety of services to its customers through a mobile application platform include valet, parking, maintenance and repairs as well as business-to-business movement and maintenance services. The majority of its contracts are month-to-month subscription contracts with fixed monthly or contract term fees.

Monthly Subscriptions

DropCar Operating offers a selection of subscriptions which can include parking, valet, and access to other services. The contract terms are on a month-to-month subscription contract with fixed monthly or contract term fees. The Company allocates the purchase price among the performance obligations which results in deferring revenue until the service is utilized or the service period has expired.

On Demand Valet and Parking Services

DropCar Operating offers its customers on demand services through its mobile application. The customer is billed at an hourly rate upon completion of the services. Revenue is recognized when the Company has satisfied all performance obligations which is upon completion of the service.

DropCar 360 Services

DropCar Operating offers an additional service to its customers by offering to take the vehicle for inspection, maintenance, car washes or to fill up with gas. The customers are charged a fee in addition to the cost of the third-party services provided. Revenue is recognized when the Company has satisfied all performance obligations which is upon completion of the service.

DropCar, Inc., and Subsidiaries

Note to Consolidated Financial Statements

(unaudited)

Business-To-Business

DropCar Operating also has contracts with car dealerships in moving their fleet of cars. Revenue is recognized at the point in time all performance obligations are satisfied which is when the Company provide the delivery service of the vehicles.

WPCS

WPCS generates its revenue by offering low voltage communications infrastructure contracting services.

WPCS recognizes revenue and profit from long term contracts when it satisfies a performance obligation by transferring control of promised goods or service to a customer. Revenue is recognized over time by measuring progress toward complete satisfaction of the performance obligation.

WPCS uses an input method which recognizes revenue over time based on WPCS’s labor and materials costs expended for a period as a percentage of total labor and materials costs expected to satisfy the performance obligation of delivering the overall infrastructure project. Input method is used because management believes it’s the best available method that measures revenue on the basis of the company’s inputs toward satisfaction of the performance obligation. Inputs costs include direct materials, direct labor, third party subcontractor services and those indirect costs related to contract performance.

WPCS has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. Cost estimates are reviewed monthly on a contract-by-contract basis and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated cost to complete projects, which determines the project’s percent complete, must be made and used in connection with the revenue recognized in the accounting period. Current estimates may be revised as additional information becomes available. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated.

The length of WPCS’s contracts varies but is typically between three months and two years. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying consolidated balance sheets, as they will be liquidated in the normal course of contract completion, although this may require more than one year.

WPCS also recognizes certain revenue from short-term contracts at a point in time when the services have been provided to the customer.

For maintenance contracts, revenue is recognized ratably over the service period.

Employee Stock-Based Compensation

The Company recognizes all employee share-based compensation as a cost in the financial statements. Equity-classified awards principally related to stock options, restricted stock units (“RSUs”) and equity-based compensation, are measured at the grant date fair value of the award. The Company determines grant date fair value of stock option awards using the Black-Scholes option-pricing model. The fair value of RSUs are determined using the closing price of the Company’s common stock on the grant date. For service-based vesting grants, expense is recognized over the requisite service period based on the number of options or shares expected to ultimately vest. Forfeitures are estimated at the date of grant and revised when actual or expected forfeiture activity differs materially from original estimates.

The Company has one equity incentive plan, the 2014 Equity Incentive Plan (the “Plan”). As of March 31, 2018, there were 30,764 shares reserved for future issuance under the Plan.

DropCar, Inc., and Subsidiaries

Note to Consolidated Financial Statements

(unaudited)

Intangible Assets

Intangible assets consist of purchased customer contracts and the WPCS tradename that were acquired in the Merger. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives and are reviewed for impairment when indications of impairment are present or when events occur indicating a potential impairment.

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired in the Merger and is not amortized. Goodwill is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. In accordance with ASC 350, the Company assesses goodwill for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment. The Company has determined that it has two operating segments as its reporting units, DropCar Operating and WPCS. All of the goodwill is recorded at the WPCS reporting unit.

Impairment of Long-Lived Assets

Long-lived assets are primarily comprised of intangible assets, property and equipment, and capitalized software costs. The Company evaluates our Long-Lived Assets, for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. If these circumstances exist, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairments to long-lived assets for the periods ending March 31, 2018 and 2017.

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2018, and December 31, 2017, the Company had a full valuation allowance against deferred tax assets.

The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, among other things, permanently lowered the statutory federal corporate tax rate from 35% to 21%, effective for tax years including or beginning January 1, 2018. Under the guidance of ASC 740, “Income Taxes” (“ASC 740”), the Company revalued its net deferred tax assets on the date of enactment based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation. Although in the normal course of business the Company is required to make estimates and assumptions for certain tax items which cannot be fully determined at period end, the Company did not identify items for which the income tax effects of the Tax Act have not been completed as of March 31, 2018 and, therefore, considers its accounting for the tax effects of the Tax Act on its deferred tax assets and liabilities to be complete as of March 31, 2018.

Fair Value Measurements

The Company accounts for financial instruments in accordance with ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under ASC 820 are described below:

DropCar, Inc., and Subsidiaries

Note to Consolidated Financial Statements

(unaudited)

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Financial instruments with carrying values approximating fair value include cash, accounts receivable, costs and estimated earnings in excess of billing on uncompleted contracts, accounts payable and accrued expenses, deferred income, accrued interest, loans payable, and billings in excess of cost and estimated earnings on uncompleted contracts, due to their short-term nature.

Earnings/Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share are computed by assuming that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

The following securities were excluded from weighted average diluted common shares outstanding because their inclusion would have been antidilutive.

	As of March 31,
	2018	2017
Common stock equivalents:
Common stock options	1,028,650	-
Series A, H-1, H-3, H-4 and Merger common stock purchase warrants	3,950,914	-
Series H, H-3, and H-4 Convertible Preferred Stock	2,739,225	-
Restricted shares (unvested)	1,467,858	-
Series seed preferred stock	-	275,691
Series A preferred stock	-	611,944
Totals	9,186,647	887,635

Adoption of New Accounting Standards

In May 2014, the Financial Accounting Standard Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration for which the entity expects to be entitled for that specific good or service. Entities may use a full retrospective approach or on a prospective basis and report the cumulative effect as of the date of adoption. The Company adopted the new standard on January 1, 2018 using prospective basis and the cumulative effect was immaterial to the financial statements. The new standard also requires enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down round features. The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The adoption of this did not have a material effect on the Company’s financial statements.

DropCar, Inc., and Subsidiaries

Note to Consolidated Financial Statements

(unaudited)

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new guidance dictates that, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, it should be treated as an acquisition or disposal of an asset. The guidance was adopted as of January 1, 2018 and did not have a material effect on the Company’s financial statements.

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures; however, based on the Company's current operating leases, it is expected to have a material impact on the company's consolidated balance sheet by increasing assets and liabilities.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04 (ASU 2017-04) “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. ASU 2017-04 is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019; early adoption is permitted. The Company currently anticipates that the adoption of ASU 2017-04 will not have a material impact on our consolidated financial statements.

3.	Concentrations

Accounts Receivable

The concentration of accounts receivable are as follows:

	As of
WPCS Segment	March 31, 2018	December 31, 2017
Customer A	29%	-
Customer B	19%	-
Customer C	7%	-

Revenue Recognition

The concentration of revenue recognition are as follows:

	For the three months ended March 31,
WPCS Segment	2018	2017
Customer A	15%	-
Customer B	8%	-
Customer C	7%	-

For the three months ended March 31, 2018 and 2017, the DropCar segment did not have any customers in excess of 5% of accounts receivable or revenue.

4.	Capitalized Software

Capitalized software consists of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Software	$995,044	$904,383
Accumulated Amortization	(392,983)	(314,799)
Total	$602,061	$589,584

Amortization expense related to capitalized software costs for the three months ended March 31, 2018 and 2017 was $78,184 and $45,340, respectively

DropCar, Inc., and Subsidiaries

Note to Consolidated Financial Statements

(unaudited)

5.	Convertible Notes Payable

During the year ended December 31, 2017, the Company issued convertible notes totaling $4,840,000 and warrants to acquire 878,146 shares of common stock at an exercise price $9.84 per share in connection with the convertible notes (the “Notes”). The Notes all had a maturity date of one year from the date of issuance, and accrued interest at a rate of 6% per annum, compounded annually. The Notes were convertible at $5.90 per share and were converted into 820,709 shares of common stock in connection with the Merger. At March 31, 2018 and December 31, 2017, the aggregate carrying value of the Notes was $0 and $3,506,502, respectively.

6.	Contract assets and liabilities

Contract assets represents revenue recognized in excess of amounts billed. Contract liabilities represents billings in excess of revenue recognized.

7.	Loans Payable

Loans payable relate to automobiles. These loans mature at various times from 2018 through 2022. The stated interest rate on the loans range from 0% to 5%. As of March 31, 2018 and 2017 the carrying value of loans payable was $149,103 and $0 respectively. Estimated future payments over the next five years are $54,516 in 2018, $46,375 in 2019, $28,286 in 2020, $16,187 in 2021 and $3,739 in 2022 respectively.

DropCar, Inc., and Subsidiaries

Note to Consolidated Financial Statements

(unaudited)

8.	Commitments

Lease Agreements

The Company rented office space in New York, New York from June 2016 through June 2017 on a month-to-month basis at a monthly rent of approximately $3,000 per month. In July 2017, the Company entered into a one-year lease agreement to rent office space in New York, New York at a monthly rent of approximately $10,000 per month. The lease expires on August 31, 2018. In March of 2018, the Company expanded its space commitment for an added $2,000 per month.

The Company leases its office facilities for WPCS pursuant to a noncancelable operating lease expiring in February 2021.

For the three months ended March 31, 2018 and 2017, rent expense for the Company’s facilities was $43,278 and $9,015, respectively.

Stock to be issued

As of March 31, 2018 and December 31, 2017, the Company has $159,584 and $135,715 of accrued interest, respectively, related to the $4,840,000 of convertible notes payable that were exchanged for the Company’s common shares. This interest is convertible into 27,048 shares of common stock as of March 31, 2018.

Litigation

The Company’s DropCar business is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business that it believes are incidental to the operation of its business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on its results of operations, financial positions or cash flows.

In February 2018, DropCar was served an Amended Summons and Complaint in the Supreme Court of the City of New York, Bronx county originally served solely on an individual, a former DropCar customer, for injuries sustained by plaintiffs alleging such injuries were caused by either the customer or a DropCar valet operating the customer’s vehicle. DropCar to date has cooperated with the NYC Police Department and no charges have been brought against any employee of DropCar. DropCar has referred the matter to its insurance carrier.

On February 9, 2016, a DropCar employee was transporting a customer’s vehicle when the vehicle caught fire.   On November 22, 2016, Metropolitan Group Property and Casualty Insurance Company (as subrogee of the vehicle’s owner) filed for indemnification and subrogation against the Company in the Supreme Court of the State of New York County of New York, Index No. 159816/2016. The case name is Metropolitan Group Property and Casualty Insurance Company, as subrogee of Scott Sherry v. Mercedes-Benz Manhattan and DropCar, Inc. Management believes that it is not responsible for the damage caused by the vehicle fire and that the fire was not due to any negligence on the part of the DropCar and that the Company has sufficient insurance coverage to pay for any potential losses arising from this proceeding, including the cost of litigating same.

DropCar, Inc., and Subsidiaries

Note to Consolidated Financial Statements

(unaudited)

As of December 31, 2017, the Company had accrued approximately $96,000 for the potential settlement of multiple employment disputes. During the three months ended March 31, 2018, approximately $44,000 of this amount was settled upon payment. As of March 31, 2018, approximately $52,000 has been accrued for the potential settlement of employment disputes.

Other

On March 23, 2018, DropCar was made aware of an audit being conducted by the New York State Department of Labor (“DOL”) regarding a claim filed by an employee. The DOL is investigating whether DropCar properly paid overtime for which DropCar has raised several defenses. In addition, the DOL is conducting its audit to determine whether the Company owes spread of hours pay (an hour’s pay for each day an employee worked or was scheduled for a period over ten hours in a day). If the DOL determines that monies are owed, the DOL will seek a backpay order, which management believes will not, either individually or in the aggregate, have a material adverse effect on DropCar’s business, consolidated financial position, results of operations or cash flows.

9.	Stockholders’ Equity

Common Stock

On January 18, 2018, the Company sold 60,340 shares of common stock for proceeds of $300,000.

On January 30, 2018, the Company converted $4,840,000 of convertible notes payable into 820,709 shares of common stock just prior to the Merger.

Preferred Stock

Series Seed

On January 30, 2018, the Company converted 275,691 shares of Series Seed Preferred Stock into common stock in connection with the Merger.

Series A

On January 30, 2018, the Company converted 611,944 shares of Series A Preferred Stock into common stock in connection with the Merger.

Series H Convertible

On January 30, 2018, in accordance with the Merger the Company issued 8 shares of Series H Convertible Preferred Stock

Series H-1 and H-2 Convertible

The Company has designated 9,458 Series H-1 Preferred Stock and designated 3,500 Series H-2 Preferred Stock, none of which are outstanding.

Series H-3 Convertible

On January 30, 2018, in accordance with the Merger the Company issued 2,189 shares of Series H-3 Convertible Preferred Stock

DropCar, Inc., and Subsidiaries

Note to Consolidated Financial Statements

(unaudited)

Series H-4 Convertible

On March 8, 2018, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors pursuant to which the Company issued to the Investors an aggregate of 25,472 shares of the Company’s newly designated Series H-4 Convertible Preferred Stock, par value $0.0001 per share (the “Series H-4 Shares”) convertible into 2,547,200 shares of common stock of the Company, and warrants to purchase 2,547,200 shares of common stock of the Company, with an exercise price of $2.60 per share, subject to adjustments (the “Warrants”). The purchase price per Series H-4 Share and warrant was $235.50, equal to (i) the closing price of the Common Stock on the Nasdaq Capital Market on March 7, 2018, plus $0.125 multiplied by (ii) 100. The aggregate purchase price for the Series H-4 Shares and Warrants was approximately $6.0 million. Subject to certain ownership limitations, the Warrants will be immediately exercisable from the issuance date and will be exercisable for a period of five years from the issuance date.

On March 8, 2018, the Company filed the Certificate of Designations, Preferences and Rights of the Series H-4 Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware, establishing and designating the rights, powers and preferences of the Series H-4 Convertible Preferred Stock (the “Series H-4 Stock”). The Company designated up to 30,000 shares of Series H-4 Stock and each share has a stated value of $235.50 (the “Stated Value”). Each share of Series H-4 Stock is convertible at any time at the option of the holder thereof, into a number of shares of Common Stock determined by dividing the Stated Value by the initial conversion price of $2.355 per share, subject to a 9.99% blocker provision. The Series H-4 Stock will have the same dividend rights as the Common Stock, and no voting rights except as provided for in the Certificate of Designation or as otherwise required by law. In the event of any liquidation or dissolution of the Company, the Series H-4 Stock ranks senior to the Common Stock in the distribution of assets, to the extent legally available for distribution.

Stock Based Compensation

Service Based Restricted Stock Units

On February 28, 2018, the Company issued 1,467,858 restricted stock units (“RSUs”) to two members of management. The RSUs vest on the one-year anniversary from the grant date. The RSUs were valued using the fair market value of the Company’s closing stock price on the date of grant totaling $3,243,966 which is being amortized over the vesting period.

At March 31, 2018, unamortized stock compensation for the RSUs was $2,968,438, which will be recognized over the next 11 months.

Service Based Warrants

On March 8, 2018, the Company issued 1,371 Series H-4 Shares and 137,100 common stock Warrants. The Company valued these Warrants using the Black-Scholes option pricing model with the following inputs: exercise price of $2.60; fair market value of underlying stock of $2.20; expected term of 5 years; risk free rate of 2.63%; volatility of 120.63%; and dividend yield of 0%. For the three months ended March 31, 2018, the Company recorded the fair market value of the Series H-4 Shares and warrants as an increase and decrease to additional paid in capital in the amount of $568,648 as these services were provided in connection with the sale of the Series H-4 shares.

Employee and Non-employee Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2018:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	-	$-	-	-
Acquired in Merger	802,268	5.44	3.80	-
Granted	226,382	2.22	10.00	-
Outstanding at March 31, 2018	1,028,650	$4.73	5.16	-

At March 31, 2018, unamortized stock compensation for stock options was $405,825, with a weighted-average recognition period of 2 years.

Share Based Compensation

Stock based compensation for RSU’s and options issued to employees and non-employees was recorded as part of selling, general, and administrative expense for the three months ended March 31, 2018 and 2017 in the amount of $292,738 and $0, respectively.

DropCar, Inc., and Subsidiaries

Note to Consolidated Financial Statements

(unaudited)

Stock option pricing model

The fair value of the stock options granted during the three months ended March 31, 2018, was estimated at the date of grant using the Black-Scholes options pricing model with the following assumptions.

Fair value of common stock	$2.08-$2.21
Expected volatility	118.83%
Dividend yield	0%
Risk-free interest	2.87%
Expected life (years)	5.56

Warrants

A summary of the Company’s warrants to common stock activity is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2017	878,146	$9.84
Acquired H-1 warrants	304,464	4.84
Acquired H-3 warrants	84,004	5.52
Issued H-4 warrants	2,684,300	2.60
Outstanding, March 31, 2018	3,950,914	$4.44

The warrants expire during the years 2020-2024.

10.	Segment Reporting

In accordance with FASB ASC 280, “Segment Reporting” ("ASC 280"), the Company discloses financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the Company in deciding how to allocate resources and in assessing performance.

The Company follows ASC 280, which establishes standards for reporting information about operating segments in annual and interim financial statements and requires that companies report financial and descriptive information about their reportable segments based on a management approach. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company currently divides its operations into two operating segments: DropCar, Inc. which delivers it VAL platform and mobile application; and WPCS which specializes in the installation and service of low voltage communications.

DropCar, Inc., and Subsidiaries

Note to Consolidated Financial Statements

(unaudited)

The accounting policies of each of the segments are the same as those described in the Summary of Significant Accounting Policies. The Company evaluates performance based on revenue, gross profit contribution and assets employed. Corporate level operating costs are allocated to each segment in which they are incurred. These costs include corporate costs such as legal, audit, tax and other professional fees including those related to being a public company.

	As of and For the Three Months Ended March 31,
	2018	2017
DropCar Operating
Net Sales	$1,692,075	$638,558
Gross (Loss) Profit	(603,706)	149,344
(Loss)	(3,670,819)	(392,107)
Assets	6,254,001	1,209,767

WPCS
Net Sales	3,182,479	-
Gross Profit	856,203	-
Income	309,378	-
Assets	10,806,470	-

Consolidated
Net Sales	4,874,554	638,558
Gross Profit	252,497	149,344
(Loss)	(3,361,441)	(392,107)
Assets	$17,060,471	$1,209,767

11.	Subsequent Events

Subsequent to March 31, 2018, the Company formed a committee to explore the sale of the WPCS business. The Company is currently seeking qualified buyers and the sale of the business will have a material effect on the Company’s consolidated financial statements.

On April 19, 2018, the Company entered into separate Warrant Exchange Agreements (the “Exchange Agreements”) with the holders (the “Merger Warrant Holders”) of existing merger warrants (the “Merger Warrants”) to purchase shares of Common Stock, pursuant to which, on the closing date, the Merger Warrant Holders would exchange each Merger Warrant for 1/3rd of a share of Common Stock and ½ of a warrant to purchase a share of Common Stock (collectively, the “Series I Warrants”). The Series I Warrants have an exercise price of $2.30 per share. In connection with the Exchange Agreements, the Company will issue an aggregate of (i) 292,714 new shares of common stock and (ii) Series I Warrants to purchase an aggregate of 439,070 shares of common stock. The closing is expected to take place on or about May 16, 2018, subject to satisfaction of customary closing conditions.

On May 15, 2018, the Company’s Board of Directors approved the issuance of 183,699 options to an employee not under the stock option plan which vest over a three-year period to purchase shares of the Company’s common stock at $1.81 per share, the closing share price of the Company’s common stock on the Nasdaq Capital Market on May 15, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in conjunction with our historical financial statements and the related notes thereto. This management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in our filings with the Securities and Exchange Commission that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors.

Recent Developments

Reverse Merger and Exchange Ratio

On January 30, 2018, DC Acquisition Corporation (“Merger Sub”), a wholly-owned subsidiary of WPCS International Incorporated (“WPCS”), completed its merger with and into DropCar, Inc. (“Private Dropcar”), with Private Dropcar surviving as a wholly owned subsidiary of WPCS. This transaction is referred to as the “Reverse Merger”. The Reverse Merger was effected pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated September 6, 2017, by and among WPCS, Private Dropcar and Merger Sub.

As a result of the Reverse Merger, each outstanding share of Private Dropcar share capital (including shares of Private Dropcar share capital to be issued upon the conversion of outstanding convertible debt) automatically converted into the right to receive approximately 0.3273 shares of WPCS’s common stock, par value $0.0001 per share (the “Exchange Ratio”). Following the closing of the Reverse Merger, holders of WPCS’s common stock immediately prior to the Reverse Merger owned approximately 22.9% on a fully diluted basis, and holders of Private Dropcar common stock immediately prior to the Reverse Merger owned approximately 77.1% on a fully diluted basis, of WPCS’s common stock.

The Reverse Merger has been accounted for as a reverse acquisition under the acquisition method of accounting where Private Dropcar is considered the accounting acquirer and WPCS is the acquired company for financial reporting purposes. Private Dropcar was determined to be the accounting acquirer based on the terms of the Merger Agreement and other factors, such as relative voting rights and the composition of the combined company’s board of directors and senior management. The pre-acquisition financial statements of Private Dropcar became the historical financial statements of WPCS following the Reverse Merger. The historical financial statement, outstanding shares and all other historical share information have been adjusted by multiplying the respective share amount by the Exchange Ratio as if the Exchange Ratio had been in effect for all periods presented.

Immediately following the Reverse Merger, the combined company changed its name from WPCS International Incorporation to DropCar, Inc. The combined company following the Reverse Merger may be referred to herein as “the combined company,” “DropCar,” or the “Company.”

The Company’s shares of common stock listed on The Nasdaq Capital Market, previously trading through the close of business on January 30, 2018 under the ticker symbol “WPCS,” commenced trading on The Nasdaq Capital Market, on a post-Reverse Stock Split adjusted basis, under the ticker symbol “DCAR” on January 31, 2018.

Private Placement

On March 8, 2018, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional and accredited investors (collectively, the “Investors”), pursuant to which we issued to the Investors an aggregate of 26,843 shares of our newly designated Series H-4 Convertible Preferred Stock, par value $0.0001 per share (the “Series H-4 Shares”), and warrants to purchase 2,684,300 shares of our Series H-4 Preferred Stock, with an exercise price of $2.60 per share, subject to adjustments (the “Warrants”). The purchase price per Series H-4 Share and warrant was $235.50, equal to (i) the closing price of the Common Stock on the Nasdaq Capital Market on March 7, 2018, plus $0.125 multiplied by (ii) 100. The aggregate purchase price for the Series H-4 Shares and Warrants was approximately $6.0 million. Subject to certain ownership limitations, the Warrants will be immediately exercisable from the issuance date and will be exercisable for a period of five years from the issuance date. The Series H-4 Shares are convertible into 2,684,300 shares of Common Stock.

Overview

Operating Segments

We have two reportable operating segments: DropCar Operating and WPCS.

DropCar Operating

Prior to January 30, 2018, we were a privately-held provider of automotive vehicle support, fleet logistics and concierge services for both consumers and the automotive industry. In 2015, we launched our cloud-based Enterprise Vehicle Assistance and Logistics (VAL) platform and mobile application (“app”) to assist consumers and automotive-related companies reduce the costs, hassles and inefficiencies of owning a car, or fleet of cars, in urban centers. Our VAL platform is a web-based interface to our core service that coordinates the movements and schedules of trained valets who pickup and drop off cars at dealerships and customer locations. The app tracks progress and provides email and text notifications on status to both dealers and customers, increasing the quality of communication and subsequent satisfaction with the service. To date, we operate primarily in the New York metropolitan area and plan to expand our territory in the future.

We achieve this balance of increased consumer flexibility and lower consumer cost by aggregating demand for parking and other automotive services and redistributing their fulfillment to partners in the city and on city outskirt areas that have not traditionally had access to lucrative city business. Beyond the immediate unit economic benefits of securing bulk discounts from vendor partners, we believe there is significant opportunity to further vertically integrate such businesses along the supply chain into our platform.

On the enterprise side, original equipment manufacturers (“OEMs”), dealers, and other service providers in the automotive space are increasingly being challenged with consumers who have limited time to bring in their vehicles for maintenance and service, making it difficult to retain valuable post-sale service contracts or scheduled consumer maintenance and service appointments. Additionally, many of the vehicle support centers for automotive providers (i.e., dealerships, including body work and diagnostic shops) have moved out of urban areas thus making it more challenging for OEMs and dealers in urban areas to provide convenient and efficient service for their consumer and business clientele. Similarly, shared mobility providers and other fleet managers, such as rental car companies, face a similar urban mobility challenge: getting cars to and from service bays, rebalancing vehicle availability to meet demand and getting vehicles from dealer lots to fleet locations.

We are able to offer our enterprise services at a fraction of the cost of alternatives, including other third parties or expensive in-house resources, given our pricing model that reduces and/or eliminates any downtime expense while also giving clients access to a network of trained valets on demand that can be scaled up or down based on the real time needs of the enterprise client. We support this model by maximizing the utilization of our employee-valet workforce across a curated pipeline for both the consumer and business network.

While our business-to-business (“B2B”) and business-to-consumer (“B2C”) services generate revenue and help meet the unmet demand for vehicle support services, we are also building-out a platform and customer base that positions us well for developments in the automotive space where vehicle ownership becomes more subscription based with transportation services and concierge options well-suited to match a customer’s immediate needs. For example, certain car manufacturers are testing new services in which customers pay the manufacturer a flat fee per month to drive a number of different models for any length of time. We believe that our unique blend of B2B and B2C services make us well suited to introduce, and provide the services necessary to execute, this next generation of automotive subscription services.

WPCS

WPCS provides low voltage communication infrastructure services. The Company specializes in the installation and service of low voltage communications, voice and data networks, security systems, audio-visual solutions, and distributed antenna systems and provide experienced project management and deliver complex projects to key vertical markets that include healthcare, education, transportation, energy and utilities, oil and gas, manufacturing, commercial real estate, financial, and government, etc.

Results of Operations

We have never been profitable and have incurred significant operating losses in each year since inception. Net losses for the three months ended March 31, 2018 and 2017 were approximately $3.4 million and $0.4 million, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with our valet workforce, parking and technology development programs and from general and administrative costs associated with our operations. As of March 31, 2018, we had net working capital of approximately $6.0 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we continue the development of our comprehensive Vehicle Support Platform across business-to-consumer and business-to-business clientele. Accordingly, we will continue to require substantial additional capital to continue our commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including the timing and results of our commercialization efforts.

Components of Statements of Operations

Net Services Revenue

We generate revenue from on-demand vehicle pick-up, parking and delivery services, providing automobile maintenance, care and refueling services, and through our business-to-business fleet management services, and from infrastructure contracting services.

Cost of Services

Cost of services consists of the aggregate costs incurred in delivering the services for our customers, including, expenses for personnel costs, parking lot costs, technology hosting and third-party licensing costs, vehicle repair and damage costs, insurance, merchant processor fees, uniforms, customer and transportation expenses associated with providing a service.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of technology, sales and marketing and general and administrative expenses.

Technology.   Technology expenses consist primarily of labor-related costs incurred in coding, testing, maintaining and modifying our technology platform. We have focused our technology development efforts on both improving ease of use and functionality of our reservation, back-end system and mobile (i.e., iOS, Android) applications. We expect technology expenses to increase as we continue to enhance and expand our technological capabilities but to decrease over time as a percentage of revenue as we leverage our technology platform over a larger membership base. We anticipate significantly increasing investment in research and development, notably with respect to integrating our services into vehicles natively, machine learning based process automation and virtual assistance.

Sales and Marketing.   Sales and marketing expenses consist primarily of labor-related costs, online search and advertising, trade shows, marketing agency fees, public relations, physical mailers, and other promotional expenses. Online search and advertising costs, which are expensed as incurred, include online advertising media such as banner ads and pay-per-click payments to search engines. We expect to continue to invest in sales and marketing activities to increase our membership base and brand awareness. We expect that sales and marketing expenses will continue to increase in the future but decrease as a percentage of revenue as certain fixed costs are leveraged over a larger revenue base.

General and Administrative.   General and administrative expenses consist primarily of labor-related expenses for administrative, human resources, internal information technology support, legal, finance and accounting personnel, professional fees, training costs, insurance and other corporate expenses. We expect that general and administrative expenses will increase as we continue to add personnel to support the growth of our business. In addition, we anticipate that we will incur additional personnel expenses, professional service fees, including audit and legal, investor relations, costs of compliance with securities laws and regulations, and higher director and officer insurance costs related to operating as a public company. As a result, we expect that our general and administrative expenses will continue to increase in the future but decrease as a percentage of revenue over time as our membership base and related revenue increases.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See Note 2 to our financial statements for the three months ended March 31, 2018 and 2017 for information about these critical accounting policies, as well as a description of our other significant accounting policies.

Our consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Current Report on Form 8-K/A filed with the SEC on April 2, 2018, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.

Accounts receivable

Accounts receivable are carried at original invoice amount less an estimate made for holdbacks and doubtful receivables based on a review of all outstanding amounts. We determine the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and set up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. At March 31, 2018 and 2017, the accounts receivable reserve was approximately $42,000 and $0, respectively.

Capitalized software

Costs related to website and internal-use software development are accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 350-50 — Intangibles — Website Development Costs. Such software is primarily related to our websites and mobile apps, including support systems. We begin to capitalize our costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed, and the software will be used as intended. Costs incurred prior to meeting these criteria are expensed as incurred and recorded within General and administrative expenses within the accompanying statements of operations. Costs incurred for enhancements that are expected to result in additional features or functionality are capitalized. Capitalized costs are amortized over the estimated useful life of the enhancements, generally between two and three years.

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Revenue Recognition

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company adopted this ASU effective January 1, 2018 using modified retrospective basis and the cumulative effect was immaterial to the financial statements.

Revenue from contracts with customers is recognized when, or as, we satisfy our performance obligations by transferring the promised goods or services to the customers. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring our progress in satisfying the performance obligation in a manner that depicts the transfer of the goods or services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that we determine the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those promised goods or services (i.e., the “transaction price”). In determining the transaction price, we consider multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, we consider the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of third parties.

DropCar Operating contracts are generally designed to provide cash fees to us on a monthly basis or an upfront rate based on members. The Company’s performance obligation is satisfied over time as the service is provided continuously throughout the service period. The Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing a continuous service to the customer. Contracts with minimum performance guarantees or price concessions include variable consideration and are subject to the revenue constraint. The Company uses an expected value method to estimate variable consideration for minimum performance guarantees and price concessions. The Company has constrained revenue for expected price concessions during the period ending March 31, 2018.

DropCar Operating

DropCar Operating provides a variety of services to its customers through a mobile application platform include valet, parking, maintenance and repairs as well as business-to-business movement and maintenance services. The majority of its contracts are month-to-month subscription contracts with fixed monthly or contract term fees.

Monthly Subscriptions

DropCar Operating offers a selection of subscriptions which can include parking, valet, and access to other services. The contract terms are on a month-to-month subscription contract with fixed monthly or contract term fees. The Company allocates the purchase price among the performance obligations which results in deferring revenue until the service is utilized or the service period has expired.

On Demand Valet and Parking Services

DropCar Operating offers its customers on demand services through its mobile application. The customer is billed at an hourly rate upon completion of the services. Revenue is recognized when the Company has satisfied all performance obligations which is upon completion of the service.

DropCar 360 Services

DropCar Operating offers an additional service to its customers by offering to take the vehicle for inspection, maintenance, car washes or to fill up with gas. The customers are charged a fee in addition to the cost of the third-party services provided. Revenue is recognized when the Company has satisfied all performance obligations which is upon completion of the service.

 Business-To-Business

DropCar Operating also has contracts with car dealerships in moving their fleet of cars. Revenue is recognized at the point in time all performance obligations are satisfied which is when the Company provide the delivery service of the vehicles.

WPCS

WPCS generates its revenue by offering low voltage communications infrastructure contracting services.

WPCS recognizes revenue and profit from long term contracts when it satisfies a performance obligation by transferring a promised goods or service to a customer. Revenue is recognized over time by measuring progress toward complete satisfaction of the performance obligation.

WPCS uses an input method which recognizes revenue over time based on WPCS’s labor and materials costs expended for a period as a percentage of total labor and materials costs expected to satisfy the performance obligation of delivering the overall infrastructure project. Input method is used because management believes it’s the best available method that measures revenue on the basis of the company’s inputs toward satisfaction of the performance obligation. Inputs costs include direct materials, direct labor, third party subcontractor services and those indirect costs related to contract performance.

WPCS has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. Cost estimates are reviewed monthly on a contract-by-contract basis and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated cost to complete projects, which determines the project’s percent complete, must be made and used in connection with the revenue recognized in the accounting period. Current estimates may be revised as additional information becomes available. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated.

The length of WPCS’s contracts varies but is typically between three months and two years. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying consolidated balance sheets, as they will be liquidated in the normal course of contract completion, although this may require more than one year.

WPCS also recognizes certain revenue from short-term contracts at a point in time when the services have been provided to the customer. For maintenance contracts, revenue is recognized ratably over the service period.

Sales and marketing

Sales and marketing costs are expensed as incurred.

Stock-based compensation

We account for all stock options using a fair value-based method. The fair value of each stock option granted to employees is estimated on the date of the grant using the Black-Scholes option-pricing model and the related stock-based compensation expense is recognized over the vesting period during which an employee is required to provide service in exchange for the award. The fair value of the options granted to non-employees is measured and expensed as the options vest.

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

Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2017

Revenues. The components of revenues are as follows (thousands):

	Three Months Ended March 31,
	2018	2017	% Change
DropCar	$1,692	$639	165%
WPCS	3,182	-	100%

Total revenues	$4,874	$639	663%

Dropcar Operating

Net Services Revenues

Net services revenues during the three months ended March 31, 2018 totaled $1.7 million, an increase of $1.1 million, or 165%, compared to $0.6 million recorded for the three months ended March 31, 2017. The increase was primarily due to our continued efforts to increase monthly consumer subscriptions. We are growing subscriptions and revenue using marketing and promotion campaigns, word-of-mouth referrals, and adding more coverage to current markets.

Cost of Services

Cost of services during the three months ended March 31, 2018 totaled $2.3 million, an increase of $1.8 million, or 360%, compared to $0.5 million recorded for the three months ended March 31, 2017. The increase was primarily attributable to increases of $1.0 million in wages and related, $0.2 million in parking garage fees, $0.1 million in repairs and damages, and $0.5 million in other costs.

Selling, General and Administrative

Selling, general and administrative expenses during the three months ended March 31, 2018 totaled 2.5 million, an increase of $2.0 million, or 400%, compared to $0.5 million recorded for the three months ended March 31, 2017. This was primarily attributable to an increase of, $0.9 million in wages and related, $0.3 million in employee and non-employee stock compensation, $0.4 million in marketing and training, $0.2 million in professional and consulting fees, $0.3 million in other costs.

Depreciation and amortization

Depreciation and amortization during the three months ended March 31, 2018 totaled $0.08 million, an increase of $0.03 million, or 100%, compared to $0.05 million recorded for the three months ended March 31, 2017. This increase was primarily attributable to our increased capitalization of software costs related to our software platform.

Interest expense, net

Interest expense, net during the three months ended March 31, 2018 totaled $0.4 million, an increase of $0.4 million, or 100% compared to $0.0 recorded for the three months ended March 31, 2017. This increase was primarily attributable to interest expense on the outstanding convertible notes issued in 2017 and the amortization of the debt discount and deferred financing costs of approximately $176,000. There were no outstanding convertible notes as of March 31, 2018.

WPCS

Net Services Revenues

Net services revenues during the three months ended March 31, 2018 totaled $3.2 million, an increase of $3.2 million, or 100%, compared to $0.0 recorded for the three months ended March 31, 2017. The increase was due to the acquisition of WPCS.

Cost of Services

Cost of services during the three months ended March 31, 2018 totaled $2.3 million, an increase of $2.3 million, or 100%, compared to $0.0 million recorded for the three months ended March 31, 2017. The increase was due to the acquisition of WPCS.

Selling, General and Administrative

Selling, general and administrative expenses during the three months ended March 31, 2018 totaled $0.5 million, an increase of $0.5 million, or 100%, compared to $0.0 recorded for the three months ended March 31, 2017. The increase was due to the acquisition of WPCS.

Depreciation and amortization

Depreciation and amortization during the three months ended March 31, 2018 totaled $0.06 million, an increase of $0.06 million, or 100%, compared to $0.0 million recorded for the three months ended March 31, 2017. The increase was due to the acquisition of WPCS.

Liquidity and Capital Resources

Since our inception in September 12, 2014, we have incurred significant net losses and negative cash flows from operations. For the three months ended March 31, 2018 and 2017, we had net losses of approximately $3.4 million and $0.4 million, respectively. At March 31, 2018, we had an accumulated deficit of $13.0 million. At March 31, 2018, we had cash and cash equivalents of $6.9 million. As discussed above, on March 8, 2018, we entered into the Securities Purchase Agreement (with the Investors, pursuant to which we issued to the Investors an aggregate of 26,843 shares of our newly designated Series H-4 Convertible Preferred Stock and warrants to purchase 2,684,300 shares of our common stock (the “Private Placement”). We received proceeds of approximately $6.0 million in connection with the Private Placement.

On January 18, 2018, we sold 46,094 shares of common stock for proceeds of $300,000 to Alpha Capital.

Note 2 to our financial statements includes management’s discussion on the continuation of our activities and our ability to fulfill our obligations as dependent upon our ability to raise additional financing and/or increase sales volume that will generate sufficient operating profit and cash flows to fund operations.

Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we currently expect. Our monthly spending levels vary based on new and ongoing technology developments and corporate activities.

We have historically financed our activities through the sale of our equity securities (including convertible preferred stock) and the issuance of convertible notes. We will need to raise significant additional capital and we plan to continue to fund our current operations, and the associated losses from operations, through future issuances of debt and/or equity securities and potential collaborations or strategic partnerships with other entities. The capital raises from issuances of convertible debt and equity securities could result in additional dilution to our stockholders. In addition, to the extent we determine to incur additional indebtedness, our incurrence of additional debt could result in debt service obligations and operating and financing covenants that would restrict our operations. We can provide no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional working capital when it becomes needed, we may be required to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail operations. Any of these actions could materially harm our business.

Cash Flows

Operating Activities

We have historically experienced negative cash outflows as we have developed and expanded our business. Our primary source of cash flow from operating activities is recurring subscription receipts from customers and, to a lesser extent, monthly invoice payments from business-to-business customers. Our primary uses of cash from operating activities are the recruiting, training, equipping and growing our workforce to meet market demand, securing infrastructure for operating activities such as garage parking spaces, technology investment to grow our platform, as well as to support other operational expenses while we aggressively expand.

Net cash used in operating activities for the three months ended March 31, 2018 was approximately $4.4 million, which includes a net loss of approximately $3.4 million, offset by non-cash expenses of approximately $.5 million principally related stock-based compensation expense of $0.3 million, approximately $1.7 million of cash provided from a change in net working capital items principally related to the increase in accounts receivable, deferred income and accrued interest, offset by cash used from a change in net working capital items principally related to the decrease in accounts payable and contract liabilities, and to the increase of contract assets and prepaid expenses.

Net cash used in operating activities for the three months ended March 31, 2017 was approximately $0.3 million, which includes a net loss of approximately $0.4 million, offset by non-cash expenses of approximately $0.05 million principally related to depreciation and amortization, approximately $0.05 million of cash provided from a change in net working capital items principally related to the increase in accounts payable and deferred income, and approximately $0.03 million of cash provided from the increase in stock based compensation.

Investing Activities

Cash provided by investing activities for the three months ended March 31, 2018 of approximately $4.7 million primarily resulted from $4.9 million received upon acquisition net of $0.1 million used for the purchase of fixed assets.

Cash used in investing activities during the three months ended March 31, 2017 of approximately $0.05 million primarily resulted from capitalization of software costs.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2018 totaled approximately $6.2 million. Proceeds of $0.3 million for the sale of common stock and $6.0 million for the sale of the Series H-4 Shares and warrants. Costs related to the Series H-4 Shares and warrants were approximately $0.1 million. For the three months ended March 31, 2017, cash provided by the sale of preferred stock and convertible notes was $0.3 million.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective due to the material weaknesses resulting from a limited segregation of duties among our employees with respect to our control activities and this deficiency is the result of our limited number of employees. We also identified material weaknesses surrounding the financial closing process and the recording of debt and equity transactions that occurred in the quarter ended March 31, 2018. These deficiencies may affect management’s ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

Management has implemented certain measures including additional cash controls, dual-signature procedures, and other review and approval processes by the Company’s management team. The Company intends to hire additional personnel to allow for improved financial reporting controls and segregation of duties when the Company’s operations and revenues have grown to the point of warranting such controls.

Changes in Internal Controls over Financial Reporting

On January 30, 2018, we completed a reverse merger with WPCS International Incorporated and our management is in the process of evaluating any related changes to our internal control over financial reporting as a result of this integration. Except for any changes relating to this integration, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

DropCar

Our DropCar business is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business that we believe are incidental to the operation of our business. While the outcome of these claims cannot be predicted with certainty, our management does not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated results of operations, financial positions or cash flows.

In February 2018, we were served an Amended Summons and Complaint in the Supreme Court of the City of New York, Bronx county originally served solely on an individual, a former customer, for injuries sustained by plaintiffs alleging such injuries were caused by either the customer or a DropCar valet operating the customer’s vehicle. DropCar to date has cooperated with the NYC Police Department and no charges have been brought against any employee of DropCar. DropCar has referred the matter to its insurance carrier.

On February 9, 2016, a DropCar employee was transporting a customer’s vehicle when the vehicle caught fire.   On November 22, 2016, Metropolitan Group Property and Casualty Insurance Company (as subrogee of the vehicle’s owner) filed for indemnification and subrogation against us in the Supreme Court of the State of New York County of New York, Index No. 159816/2016. The case name is Metropolitan Group Property and Casualty Insurance Company, as subrogee of Scott Sherry v. Mercedes-Benz Manhattan and DropCar, Inc. Our management believes that we are not responsible for the damage caused by the vehicle fire and that the fire was not due to any negligence on the part of the DropCar and that we have sufficient insurance coverage to pay for any potential losses arising from this proceeding, including the cost of litigating same.

As of December 31, 2017, we had accrued approximately $96,000 for the potential settlement of multiple employment disputes. During the three months ended March 31, 2018, $44,000 of this amount was settled upon payment. As of March 31, 2018, approximately $52,000 has been accrued for the potential settlement of employment disputes.

WPCS

From time to time our WPCS business has been subject to, and may in the future be subject to, ordinary routine litigation incidental to its business. Currently, our WPCS business is not involved in any material legal proceedings.

Item 1A. Risk Factors.

An investment in shares of our common stock is highly speculative and involves a high degree of risk. We face a variety of risks that may affect our operations and financial results and many of those risks are driven by factors that we cannot control or predict. Before investing in our common stock, you should carefully consider the following risks, together with the financial and other information contained in this report. If any of the following risks actually occurs, our business, prospects, financial condition and results of operations could be materially adversely affected. In that case, the trading price of our common stock would likely decline, and you may lose all or a part of your investment. Only those investors who can bear the risk of loss of their entire investment should invest in our common stock.

There have been no material changes to our risk factors contained in our Current Report on Form 8-K/A filed with the SEC on April 2, 2018. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in such Current Report on Form 8-K/A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as set forth below, there have been no other unregistered sales of equity securities during the three months ended March 31, 2018.

On March 8, 2018, we issued an aggregate of 26,843 Series H-4 Shares and warrants to purchase 2,684,300 shares of Common Stock. The aggregate purchase price for the Series H-4 Shares and warrants was approximately $6.0 million. See Part 1 – Item 2 – Recent Developments – Private Placement.

On May 15, 2018, we approved the issuance of 183,699 options to an employee not under the stock option plan which vest over a three-year period to purchase shares of our common stock at $1.81 per share.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit
Number	Description

3.1	Certificate of Designations, Preferences and Rights of the Series H-4 Convertible Preferred Stock of DropCar, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 9, 2018).

4.1	Form of Warrant Agreement (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 9, 2018).

10.1	Securities Purchase Agreement, dated March 8, 2018, among the Company and the investors named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 9, 2018).

10.2	Registration Rights Agreement, dated March 8, 2018, among the Company and the investors named therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on March 9, 2018).

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DropCar, Inc.

Date: May 18, 2018	By:	/s/ Spencer Richardson
Spencer Richardson
Chief Executive Officer

Date: May 18, 2018	By:	/s/ Paul Commons
Paul Commons
Chief Financial Officer

Exhibit Index

Exhibit
Number	Description

3.1	Certificate of Designations, Preferences and Rights of the Series H-4 Convertible Preferred Stock of DropCar, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 9, 2018).

4.1	Form of Warrant Agreement (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 9, 2018).

10.1	Securities Purchase Agreement, dated March 8, 2018, among the Company and the investors named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 9, 2018).

10.2	Registration Rights Agreement, dated March 8, 2018, among the Company and the investors named therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on March 9, 2018).

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.