Form 10-Q
period 2018-06-30
DropCar, Inc.
filed 2018-08-14
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 9, 2018, there were 8,151,748 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our inability to obtain adequate financing, our inability to expand our business, existing or increased competition, stock volatility and illiquidity, and the failure to implement our business plans or strategies. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Current Report on Form 8-K/A filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018 and other reports we file with the SEC. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refer to DropCar, Inc., a Delaware corporation (previously named WPCS International Incorporated), and its consolidated subsidiaries.

2

DropCar, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$3,157,758	$372,011
Accounts receivable, net	4,270,647	187,659
Contract assets	690,150	-
Prepaid expenses and other current assets	613,246	51,532
Total current assets	8,731,801	611,202

Property and equipment, net	359,093	5,981
Capitalized software costs, net	638,151	589,584
Intangible assets, net	1,725,000	-
Goodwill	3,410,000	-
Other assets	11,483	3,000

TOTAL ASSETS	$14,875,528	$1,209,767

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,037,754	$1,820,731
Deferred income	222,525	236,433
Accrued interest	-	135,715
Current portion of loans payable	54,175	-
Contract liabilities	1,289,461	-
Total current liabilities	5,603,915	2,192,879

Loans payable, net of current portion	81,618	-
Convertible note payable, net of debt discount	-	3,506,502
TOTAL LIABILITIES	5,685,533	5,699,381

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series seed preferred stock, 275,691 shares authorized, zero and 275,691 issued and outstanding, respectively	-	27
Series A preferred stock, 642,728 shares authorized, zero and 611,944 issued and outstanding, respectively	-	61
Convertible Series H, 8,500 shares designated, 8 and zero shares issued and outstanding, respectively	-	-
Convertible Series H-1, 9,488 shares designated zero shares issued and outstanding, respectively	-	-
Convertible Series H-2, 3,500 shares designated zero shares issued and outstanding, respectively	-	-
Convertible Series H-3, 8,461 shares designated 2,189 and zero shares issued and outstanding, respectively
Convertible Series H-4, 30,000 shares designated 26,843 and zero shares issued and outstanding, respectively	3	-
Common stock, $0.0001 par value; 25,000,000 shares authorized, 8,151,748 and 2,245,711 issued and outstanding, respectively	815	225
Additional paid in capital	26,464,626	5,114,970
Accumulated deficit	(17,275,449)	(9,604,897)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	9,189,995	(4,489,614)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$14,875,528	$1,209,767

The accompanying notes are an integral part of these consolidated financial statements.

DropCar, Inc. and Subsidiaries

Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

NET REVENUES	$6,340,367	$889,295	$11,214,921	$1,527,853

COST OF REVENUES	6,130,184	953,907	10,752,241	1,443,121

GROSS PROFIT (LOSS)	210,183	(64,612)	462,680	84,732

OPERATING EXPENSES
Selling, general and administrative expenses	4,034,123	1,354,906	7,101,731	1,851,017
Depreciation and amortization	168,610	45,487	304,687	90,827
TOTAL OPERATING EXPENSES	4,202,733	1,400,393	7,406,418	1,941,844

OPERATING LOSS	(3,992,550)	(1,465,005)	(6,943,738)	(1,857,112)

Interest income (expense), net	300	(328,393)	(409,953)	(328,393)

NET LOSS	(3,992,250)	(1,793,398)	(7,353,691)	(2,185,505)
Deemed dividend on exchange of warrants	(316,861)	-	(316,861)	-
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,309,111)	$(1,793,398)	$(7,670,552)	$(2,185,505)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.54)	$(1.01)	$(1.10)	$(1.28)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	7,971,925	1,769,836	7,004,593	1,703,453

The accompanying notes are an integral part of these consolidated financial statements.

DropCar, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Series Seed Preferred Stock		Series A Preferred Stock		Series H Preferred Stock		Series H-3 Preferred Stock		Series H-4 Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2018	275,691	$27	611,944	$61	-	$-	-	$-	-	$-	2,245,711	$225	$5,114,970	$(9,604,897)	$(4,489,614)
Issuance of common stock for cash	-	-	-	-	-	-	-	-	-	-	60,340	6	299,994	-	300,000
Conversion of debt into common stock	-	-	-	-	-	-	-	-	-	-	820,710	82	3,682,420	-	3,682,502
Conversion of accrued interest into common stock					-	-	-	-			27,109	3	159,581		159,584
Exchange of shares in connection with Merger	-	-	-	-	-	-	-	-	-	-	3,797,529	380	9,791,843	-	9,792,223
Conversion of outstanding Preferred Stock in connection with merger	(275,691)	(27)	(611,944)	(61)	-	-	-	-	-	-	887,635	88	-	-	-
Issuance of Series H preferred stock in connection with merger	-	-	-	-	8	-	-	-	-	-	-	-	-	-	-
Issuance of Series H-3 preferred stock in connection with merger	-	-	-	-	-	-	2,189	-	-	-	-	-	-	-	-
Issuance of Series H-4 preferred stock and warrants in private placement, net of costs of $101,661	-	-	-	-	-	-	-	-	26,843	3	-	-	5,898,336	-	5,898,339
Stock based compensation for options issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	84,516	-	84,516
Stock based compensation for restricted stock units issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	1,084,336	-	1,084,336
Stock based compensation for common stock issued to service provider	-	-	-	-	-	-	-	-	-	-	20,000	2	31,798	-	31,800
Deemed dividend on exchange of merger warrants to Series I warrants and common stock	-	-	-	-	-	-	-	-	-	-	292,714	29	316,832	(316,861)	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(7,353,691)	(7,353,691)
Balance June 30, 2018	-	$-	-	$-	8	$-	2,189	$-	26,843	$3	8,151,748	$815	$26,464,626	$(17,275,449)	$9,189,995

The accompanying notes are an integral part of these consolidated financial statements.

DropCar, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,353,691)	$(2,185,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	304,687	90,827
Amortization of debt discount	176,000	296,860
Stock based compensation	1,200,652	418,692
Non-cash interest expense	23,869	-
Changes in operating assets and liabilities:
Accounts receivable	(393,094)	(123,330)
Contract assets	(446,386)	-
Prepaid expenses and other current assets	(253,019)	2,270
Accounts payable and accrued expenses	(322,183)	(27,798)
Accrued interest	-	31,667
Deferred income	(13,908)	122,689
Contract liabilities	(1,004,976)	-

NET CASH USED IN OPERATING ACTIVITIES	(8,082,049)	(1,373,628)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(46,999)	(6,600)
Capitalization of software costs	(208,143)	(111,184)
Cash received upon acquisition	4,947,023	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,691,881	(117,784)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment under loan payable obligations	(22,424)	-
Proceeds from the sale of common stock	300,000	-
Proceeds from the sale of Series H-4 preferred stock and warrants	6,000,000	-
Financing costs from the sale of Series H-4 preferred stock and warrants	(101,661)	-
Proceeds from issuance of Series A Preferred Stock and subscription receivable	-	219,968
Proceeds from issuance of convertible notes and warrants	-	2,240,000
Offering costs - Convertible Notes	-	(208,200)

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,175,915	2,251,768

Net increase in cash	2,785,747	760,356

Cash, beginning of period	372,011	51,366

Cash, end of period	$3,157,758	$811,722

SUPPLEMENTAL CASH FLOW INFORMATION:

NON-CASH FINANCING ACTIVITIES:

Fair value of stock warrants issued with convertible notes	$-	$987,158
Fair value of common stock sold to founders	$-	$137,900
Stock issued to WPCS Shareholder in the merger net of cash received of $4,947,023	$4,845,200	$-
Series H-4 offering cost paid in H-4 shares and warrants	$568,468	$-
Stock issued for convertible note payable	$3,682,502	$-
Stock issued for accrued interest on convertible note payable	$159,584	$-

The accompanying notes are an integral part of these consolidated financial statements.

DropCar, Inc., and Subsidiaries

Note to Consolidated Financial Statements

(unaudited)

1.	The Company

Reverse Merger and Exchange Ratio

On January 30, 2018, DC Acquisition Corporation (“Merger Sub”), a wholly-owned subsidiary of WPCS International Incorporated (“WPCS”), completed its merger with and into DropCar, Inc. (“Private DropCar”), with Private DropCar surviving as a wholly owned subsidiary of WPCS. This transaction is referred to as the “Reverse Merger.” The Reverse Merger was effected pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated September 6, 2017, by and among WPCS, Private DropCar and Merger Sub.

As a result of the Reverse Merger, each outstanding share of Private DropCar share capital (including shares of Private DropCar share capital issued upon the conversion of outstanding convertible debt) automatically converted into the right to receive approximately 0.3273 shares of WPCS’s common stock, par value $0.0001 per share (the “Exchange Ratio”). Following the closing of the Reverse Merger, holders of WPCS’s common stock immediately prior to the Reverse Merger owned approximately 22.9% on a fully diluted basis, and holders of Private DropCar common stock immediately prior to the Reverse Merger owned approximately 77.1% on a fully diluted basis, of WPCS’s common stock.

The Reverse Merger has been accounted for as a reverse acquisition under the acquisition method of accounting where Private DropCar is considered the accounting acquirer and WPCS is the acquired company for financial reporting purposes. Private DropCar was determined to be the accounting acquirer based on the terms of the Merger Agreement and other factors, such as relative voting rights and the composition of the combined company’s board of directors and senior management, which was deemed to have control. The pre-acquisition financial statements of Private DropCar became the historical financial statements of WPCS following the Reverse Merger. The historical financial statements, outstanding shares and all other historical share information have been adjusted by multiplying the respective share amount by the Exchange Ratio as if the Exchange Ratio had been in effect for all periods presented.

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

Acquisition Accounting

The fair value of WPCS assets acquired and liabilities assumed was based upon management’s estimates assisted by an independent third-party valuation firm. The assumptions are subject to change within the measurement period up to one year from date of acquisition. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer relationships and the trade name, present value and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

DropCar, Inc., and Subsidiaries

Note to Consolidated Financial Statements

(unaudited)

The purchase price allocation of $9.8 million was as follows:

Fair value of equity consideration, 4,685,164 common shares	$9,792,000
Liability assumed: notes payable	158,000
Total purchase price consideration	$9,950,000

Tangible assets
Net working capital (1)	$6,664,000
Deferred revenue	(2,300,000)
Fixed assets & equipment	376,000

Intangible assets (2)
Customer contracts	1,200,000
Trade name	600,000
Goodwill	3,410,000

Total allocation of purchase price consideration	$9,950,000

(1)	Net working capital consists of cash of $4,947,000; accounts receivable and contract assets of $3,934,000; other assets of $318,000; and accrued liabilities of $2,535,000.
(2)	The useful lives related to the acquired customer relationships and trade name are expected to be approximately 10 years.

The following summarized unaudited consolidated pro forma information shows the results of operations of the Company had the reverse acquisition occurred on January 1, 2018 and 2017, respectively:

	Pro Forma (Unaudited) six months ended June 30,
	2018	2017
Total revenues	$12,744,690	$5,051,200
Net loss	$(8,554,010)	$(2,625,583)
Net loss per common share, basic and diluted	$(1.22)	$(1.54)

The summarized unaudited consolidated pro forma results are not necessarily indicative of results which would have occurred if the acquisition had been in effect for the periods presented. Further, the summarized unaudited consolidated pro forma results are not intended to be a projection of future results.

Unaudited Interim Consolidated Financial Information

The accompanying consolidated balance sheets as of June 30, 2018, the consolidated statements of operations for the three and six months ended June 30, 2018 and 2017, the consolidated statements of cash flows for the six months ended June 30, 2018 and 2017, and the consolidated statement of stockholders’ equity (deficit) for the six months ended June 30, 2018 are unaudited. These financial statements should be read in conjunction with the DropCar, Inc’s. 2017 financial statements included in the Company’s Form 8-K/A filed on April 2, 2018. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2018, and the results of its operations for the three and six months ended June 30, 2018 and 2017, and its cash flows for the six months ended June 30, 2018 and 2017. The financial data and other information disclosed in the notes to the consolidated financial statements related to the six months ended June 30, 2018 and 2017 are unaudited.

The Company has two reportable operating segments: DropCar Operating Company, Inc. (“DropCar Operating”) and WPCS International Suisun City, Inc. and related subsidiaries (“WPCS”).

DropCar, Inc., and Subsidiaries

Note to Consolidated Financial Statements

(unaudited)

DropCar Operating

DropCar Operating is a provider of automotive vehicle support, fleet logistics, and concierge services for both consumers and the automotive industry. Its cloud-based Enterprise Vehicle Assistance and Logistics (“VAL”) platform and mobile application (“app”) assists consumers and automotive-related companies to reduce the costs, hassles and inefficiencies of owning a car, or fleet of cars, in urban centers. As further discussed in Note 10 “Subsequent Events”, in July 2018, DropCar Operating launched its Mobility Cloud platform which provides automotive-related businesses with a 100% self-serve SaaS version of its VAL platform to manage their own operations and drivers, as well as customer relationship management (“CRM”) tools that enable their clients to schedule and track their vehicles for service pickup and delivery. DropCar Operating’s Mobility Cloud also provides access to private APIs (application programming interface) which automotive-businesses can use to integrate DropCar Operating’s logistics and field support directly into their own applications and processes natively, to create more seamless client experiences.

On the enterprise side, OEMs, dealers, and other service providers in the automotive space are increasingly being challenged with consumers who have limited time to bring in their vehicles for maintenance and service, making it difficult to retain valuable post-sale service contracts or scheduled consumer maintenance and service appointments. Additionally, many of the vehicle support centers for automotive providers (i.e., dealerships, including body work and diagnostic shops) have moved out of urban areas thus making it more challenging for OEMs and dealers in urban areas to provide convenient and efficient service for their consumer and business clientele. Similarly, shared mobility providers and other fleet managers, such as rental car companies, face a similar urban mobility challenge: getting cars to and from service bays, rebalancing vehicle availability to meet demand and getting vehicles from dealer lots to fleet locations.

While DropCar Operating’s business-to-business (“B2B”) and business-to-consumer (“B2C”) services generate revenue and help meet the unmet demand for vehicle support services, DropCar Operating is also building-out a platform and customer base that it believes positions it well for developments in the automotive space when vehicle ownership becomes more subscription based with transportation services and concierge options well-suited to match a customer’s immediate needs.

To date, the Company operates primarily in the New York metropolitan area. In May 2018, we expanded operations with our B2B business in San Francisco and in June 2018 we expanded operations with our B2B business in Washington DC, both new market expansions are with a major original equipment manufacturer (“OEM”) customer.

WPCS

WPCS provides low voltage communication infrastructure services. WPCS specializes in the installation and service of low voltage communications, voice and data networks, security systems, audio-visual solutions, and distributed antenna systems and provide experienced project management and deliver complex projects to key vertical markets that include healthcare, education, transportation, energy and utilities, oil and gas, manufacturing, commercial real estate, financial, and government, etc.

2.	Summary of Significant Accounting Policies

Liquidity and Basis of Presentation

The Company has a limited operating history and the sales and income potential of its business and market are unproven. As of June 30, 2018, the Company has an accumulated deficit of $17.3 million and has experienced net losses each year since its inception. The Company anticipates that it will continue to incur net losses into the foreseeable future and will need to raise additional capital to continue. The Company’s cash is not sufficient to fund its operations into the first quarter of 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date of the filing of this Form 10-Q.

Management’s plan includes raising funds from outside investors and, as further discussed in Note 10 “Subsequent Events”, through the potential sale of the assets of the Company’s subsidiary, WPCS International Suisan City, Inc. However, there is no assurance that outside funding will be available to the Company, outside funding will be obtained on favorable terms or will provide the Company with sufficient capital to meet its objectives. These financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

DropCar, Inc., and Subsidiaries

Note to Consolidated Financial Statements

(unaudited)

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 8-K/A filed with the SEC on April 2, 2018. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions for Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any future periods. The December 31, 2017 balance sheet information was derived from the audited financial statements as of that date.

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

Segment Reporting

In accordance with Accounting Standard Codification (“ASC”) 280 “Segment Reporting” (“ASC 280”), the Company has two operating segments, DropCar Operating and WPCS. The Company reviews the operating results of the two different segments in order to allocate resources and assess performance for the Company as a whole.

Revenue Recognition

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, codified as ASC 606: Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company adopted ASC 606 effective January 1, 2018 using modified retrospective basis and the cumulative effect was immaterial to the financial statements.

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

DropCar Operating contracts are generally designed to provide cash fees to us on a monthly basis or an agreed upfront rate based upon demand services. The Company’s performance obligation is satisfied over time as the service is provided continuously throughout the service period. The Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing a continuous service to the customer. Contracts with minimum performance guarantees or price concessions include variable consideration and are subject to the revenue constraint. The Company uses an expected value method to estimate variable consideration for minimum performance guarantees and price concessions. The Company has constrained revenue for expected price concessions during the period ending June 30, 2018.

DropCar, Inc., and Subsidiaries

Note to Consolidated Financial Statements

(unaudited)

DropCar Operating

We are a provider of automotive vehicle support, fleet logistics, and concierge services for both consumers and the automotive industry. Our cloud-based Enterprise Vehicle Assistance and Logistics (“VAL”) platform and mobile application (“app”) assists consumers and automotive-related companies reduce the costs, hassles and inefficiencies of owning a car, or fleet of cars, in urban centers. As further discussed in Note 10 “Subsequent Events”, we launched our Mobility Cloud platform which provides automotive-related businesses with a 100% self-serve SaaS version of its VAL platform to manage our own operations and drivers, as well as customer relationship management (“CRM”) tools that enable their clients to schedule and track their vehicles for service pickup and delivery. Our Mobility Cloud also provides access to private APIs (application programming interface) which automotive-businesses can use to integrate our logistics and field support directly into their own applications and processes natively, to create more seamless client experiences.

On the enterprise side, OEMs, dealers, and other service providers in the automotive space are increasingly being challenged with consumers who have limited time to bring in their vehicles for maintenance and service, making it difficult to retain valuable post-sale service contracts or scheduled consumer maintenance and service appointments. Additionally, many of the vehicle support centers for automotive providers (i.e., dealerships, including body work and diagnostic shops) have moved out of urban areas thus making it more challenging for OEMs and dealers in urban areas to provide convenient and efficient service for their consumer and business clientele. Similarly, shared mobility providers and other fleet managers, such as rental car companies, face a similar urban mobility challenge: getting cars to and from service bays, rebalancing vehicle availability to meet demand and getting vehicles from dealer lots to fleet locations.

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

The Company operates primarily in the New York metropolitan area. In May 2018, the Company started operations in its B2B business in San Francisco and in May 2018 in June 2018 in Washington DC with a major original equipment manufacturer (“OEM”) customer.

Monthly Subscriptions

During the second quarter DropCar Operating offered a selection of subscriptions and on-demand services which include parking, valet, and access to other services. The contract terms are on a month-to-month subscription contract with fixed monthly or contract term fees. These subscription services include a fixed number of round trip deliveries of the customer’s vehicle to a designated location. The Company allocates the purchase price among the performance obligations which results in deferring revenue until the service is utilized or the service period has expired.

On Demand Valet and Parking Services

During the second quarter, DropCar Operating offered its customers on demand services through its mobile application. The customer was billed at an hourly rate upon completion of the services. Revenue was recognized when the Company had satisfied all performance obligations which is upon completion of the service.

DropCar 360 Services

During the second quarter, DropCar Operating offered an additional service to its customers by offering to take the vehicle for inspection, maintenance, car washes or to fill up with gas. The customers were charged a fee in addition to the cost of the third-party services provided. Revenue was recognized when the Company had satisfied all performance obligations which is upon completion of the service.

On Demand Business-To-Business

DropCar Operating also has contracts with car dealerships and others in the automotive industry in moving their fleet of cars. Revenue is recognized at the point in time all performance obligations are satisfied which is when the Company provide the delivery service of the vehicles.

DropCar, Inc., and Subsidiaries

Note to Consolidated Financial Statements

(unaudited)

WPCS

WPCS generates its revenue by offering low voltage communications infrastructure contracting services.

WPCS recognizes revenue and profit from long term contracts when it satisfies a performance obligation by transferring control of promised goods or service to a customer. Revenue is recognized over time by measuring progress toward complete satisfaction of the performance obligation.

WPCS uses an input method which recognizes revenue over time based on WPCS’s labor and materials costs expended for a period as a percentage of total labor and materials costs expected to satisfy the performance obligation of delivering the overall infrastructure project. Input method is used because management believes it is the best available method that measures revenue on the basis of the company’s inputs toward satisfaction of the performance obligation. Inputs costs include direct materials, direct labor, third party subcontractor services and those indirect costs related to contract performance.

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

WPCS also recognizes revenue from short-term contracts at a point in time when the services have been provided to the customer.

For maintenance contracts, revenue is recognized ratably over the service period.

Disaggregated Revenues

The following table presents our revenues from contracts with customers disaggregated by revenue source.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
DropCar Operating Subscription Services	$1,282,961	$671,202	$2,639,555	$1,171,888
DropCar Operating Services On-Demand	591,035	218,093	926,517	355,965
DropCar Operating Revenue (1)	1,873,996	889,295	3,566,072	1,527,853

WPCS Revenue	4,466,371	-	7,648,849	-

Total Revenues (2)	$6,340,367	$889,295	$11,214,921	$1,527,853

(1)	Represents revenues recognized by type of services.
(2)	All revenues are generated in the United States.

WPCS Net Contract Liabilities

As of June 30, 2018, and January 31, 2018 (date of acquisition), WPCS net contract liabilities consisted of the following:

DropCar, Inc., and Subsidiaries

Note to Consolidated Financial Statements

(unaudited)

	June 30, 2018	January 31, 2018
Contract Assets	$690,150	$243,764
Contract Liabilities, current	(1,528,525)	(2,533,501)
Purchase price adjustment on date of acquisition for contract liabilities	239,064	239,064
Contract Liabilities, non-current	—	—
Contract liabilities, net	$(599,311)	$(2,050,673)

The approximately $1.5 million decrease in net contract liabilities for the six months ended June 30, 2018 is attributable to the decrease in the net contract liability balances of WPCS’s uncompleted long and short-term contracts due to completion or substantial completion of various projects which were previously billed in advance. In WPCS’s contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms which are either at periodic intervals or upon satisfaction of contractual obligation. These progressive billings sometimes occur subsequent to recognition of revenue resulting in contract assets. However, some progressive billings occur before recognition of revenue which results into contract liabilities. These liabilities are liquidated when revenues are recognized by satisfying the performance obligations. There was no impairment of any contract assets recognized during the period.

WPCS Backlog

The following table summarizes changed in the WPCS backlog during the six months ended June 30, 2018:

	Six Months Ended
	June 30,
	2018	2017
Backlog — beginning of period	$13,262,563	$-
New awards	11,432,670	-
Adjustments and cancellations, net (1)	1,579,037	-
Work performed	(7,645,711)	-
Backlog — end of period	$18,628,559	$-

The net adjustments and cancellation for the period are primarily due to change orders and other project scope adjustments.

WPCS Remaining Unsatisfied Performance Obligations

WPCS’s remaining or unsatisfied performance obligation at June 30, 2018 was $18.6 million. Remaining or unsatisfied performance obligation are comprised of original contract amounts and change orders for which WPCS has obtained written confirmations. These remaining unsatisfied performance obligation increases with awards of new contracts and decreases as WPCS performs work and recognize revenue on existing contracts. The table below includes an estimate as to when WPCS anticipates recognizing revenue from these unsatisfied performance obligations.

	Within one year	Greater than one year
Remaining performance obligations:
Unsatisfied Performance Obligation	15,910,202	2,718,357
Total remaining performance obligation	$15,910,202	$2,718,357

DropCar, Inc., and Subsidiaries

Note to Consolidated Financial Statements

(unaudited)

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

The Company has one equity incentive plan, the 2014 Equity Incentive Plan (the “Plan”). As of June 30, 2018, there were 30,764 shares reserved for future issuance under the Plan.

Intangible Assets

Intangible assets consist of purchased customer contracts and the WPCS tradename that were acquired in the Reverse Merger. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives and are reviewed for impairment when indications of impairment are present or when events occur indicating a potential impairment.

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired in the Reverse Merger and is not amortized. Goodwill is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. In accordance with ASC 350, the Company assesses goodwill for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment. The Company has determined that it has two operating segments as its reporting units, DropCar Operating and WPCS. All of the goodwill is recorded at the WPCS reporting unit.

Property and Equipment

The Company accounts for property and equipment at cost less accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets. The Company generally depreciates property and equipment over a period of three to seven years. Depreciation for property and equipment commences once they are ready for its intended use.

Impairment of Long-Lived Assets

Long-lived assets are primarily comprised of intangible assets, property and equipment, and capitalized software costs. The Company evaluates its Long-Lived Assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. If these circumstances exist, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairments to long-lived assets for the periods ending June 30, 2018 and 2017.

DropCar, Inc., and Subsidiaries

Note to Consolidated Financial Statements

(unaudited)

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2018, and December 31, 2017, the Company had a full valuation allowance against deferred tax assets.

The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, among other things, permanently lowered the statutory federal corporate tax rate from 35% to 21%, effective for tax years including or beginning January 1, 2018. Under the guidance of ASC 740, “Income Taxes” (“ASC 740”), the Company revalued its net deferred tax assets on the date of enactment based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation. Although in the normal course of business the Company is required to make estimates and assumptions for certain tax items which cannot be fully determined at period end, the Company did not identify items for which the income tax effects of the Tax Act have not been completed as of June 30, 2018 and, therefore, considers its accounting for the tax effects of the Tax Act on its deferred tax assets and liabilities to be complete as of June 30, 2018.

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

Financial instruments with carrying values approximating fair value include cash, accounts receivable, accounts payable and accrued expenses, deferred income, accrued interest and loans payable, due to their short-term nature.

Earnings/Loss Per Share

Basic earnings per share is computed by dividing net loss attributable to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share are computed by assuming that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

The following securities were excluded from weighted average diluted common shares outstanding because their inclusion would have been antidilutive.

DropCar, Inc., and Subsidiaries

Note to Consolidated Financial Statements

(unaudited)

	As of June 30,
	2018	2017
Common stock equivalents:
Common stock options	1,212,349	-
Series A, H-1, H-3, H-4, I and Merger common stock purchase warrants	3,511,840	-
Series H, H-3, and H-4 Convertible Preferred Stock	2,739,225	-
Restricted shares (unvested)	1,467,858	-
Convertible notes	-	379,842
Series seed preferred stock	-	275,691
Series A preferred stock	-	611,944
Totals	8,931,272	1,267,477

Adoption of New Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration for which the entity expects to be entitled for that specific good or service. Entities may use a full retrospective approach or on a prospective basis and report the cumulative effect as of the date of adoption. The Company adopted the new standard on January 1, 2018 using prospective basis and the cumulative effect was immaterial to the financial statements. The new standard also requires enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down round features. The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The adoption of this standard on January 1, 2018 did not have a material effect on the Company’s financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, amended and codified as Topic 842, Leases. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Either a prospective approved or a modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures; however, based on the Company's current operating leases, it is expected to have a material impact on the Company's consolidated balance sheet by increasing assets and liabilities.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04 (ASU 2017-04), Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. ASU 2017-04 is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019; early adoption is permitted. The Company currently anticipates that the adoption of ASU 2017-04 will not have a material impact on its consolidated financial statements.

DropCar, Inc., and Subsidiaries

Note to Consolidated Financial Statements

(unaudited)

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard will be effective in the first quarter of 2020, although early adoption is permitted. The Company is currently evaluating the effect the adoption of this ASU will have on its consolidated financial statements.

3.	Concentrations

Accounts Receivable

The concentration of WPCS accounts receivable are as follows:

	As of
	June 30, 2018	December 31, 2017
Customer A	29%	-
Customer B	16%	-
Customer C	11%	-

Revenue Recognition

The concentration of WPCS revenue recognition are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Customer A	12%	-	16%	-
Customer B	10%	-	11%	-
Customer C	7%	-	10%	-

For the six months ended June 30, 2018 and 2017, the DropCar Operating segment did not have any customers in excess of 10% of accounts receivable or revenue.

4.	Capitalized Software

Capitalized software consists of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Software	$1,112,526	$904,383
Accumulated amortization	(474,375)	(314,799)
Total	$638,151	$589,584

DropCar, Inc., and Subsidiaries

Note to Consolidated Financial Statements

(unaudited)

Amortization expense for the three months ended June 30, 2018 and 2017, was $81,392 and $45,487, respectively. Amortization expense for the six months ended June 30, 2018 and 2017 was $159,576 and $90,827, respectively.

5.	Convertible Notes Payable

During the year ended December 31, 2017, the Company issued convertible notes totaling $4,840,000 and warrants to acquire 878,146 shares of common stock at an exercise price of $9.84 per share in connection with the convertible notes (the “Notes”). The Notes all had a maturity date of one year from the date of issuance, and accrued interest at a rate of 6% per annum, compounded annually. The Notes were convertible at $5.90 per share and, including accrued interest, were converted into 847,819 shares of common stock in connection with the Reverse Merger. At June 30, 2018 and December 31, 2017, the aggregate carrying value of the Notes was $0 and $3,506,502, respectively.

6.	Loans Payable

Loans payable relate to vehicles. These loans mature at various times from 2018 through 2022. The stated interest rate on the loans range from 0% to 5%. As of June 30, 2018, and 2017 the carrying value of loans payable was $135,793 and $0 respectively. Estimated future payments over the next five years are $54,174 in 2018, $40,288 in 2019, $27,151 in 2020, $11,023 in 2021 and $3,157 in 2022 respectively.

7.	Commitments

Lease Agreements

The Company has short term leases for office space in New York City that expire on August 31, 2018.

The Company leases its office facilities in California for WPCS pursuant to a noncancelable operating lease expiring in February 2021.

For the three months ended June 30, 2018 and 2017, rent expense for the Company’s facilities was $66,000 and $9,000, respectively. For the six months ended June 30, 2018 and 2017, rent expense for the Company’s facilities was $109,000 and $18,000, respectively.

Litigation

The Company’s DropCar Operating segment is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business that it believes are incidental to the operation of its business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on its results of operations, financial positions or cash flows.

In February 2018, DropCar was served an Amended Summons and Complaint in the Supreme Court of the City of New York, Bronx county originally served solely on an individual, a former DropCar customer, for injuries sustained by plaintiffs alleging such injuries were caused by either the customer, a DropCar valet operating the customer’s vehicle or an unknown driver operating customer’s vehicle. DropCar to date has cooperated with the NYC Police Department and no charges have been brought against any employee of DropCar. DropCar has referred the matter to its insurance carrier.

On February 9, 2016, a DropCar employee was transporting a customer’s vehicle when the vehicle caught fire. On November 22, 2016, an insurance company (as subrogee of the vehicle’s owner) filed for indemnification and subrogation against the Company in the Supreme Court of the State of New York County of New York. Management believes that it is not responsible for the damage caused by the vehicle fire and that the fire was not due to any negligence on the part of the DropCar and that the resolution will not have a material outcome.

DropCar, Inc., and Subsidiaries

Note to Consolidated Financial Statements

(unaudited)

Other

As of December 31, 2017, the Company had accrued approximately $96,000 for the potential settlement of multiple employment disputes. During the six months ended June 30, 2018, approximately $44,000 of this amount was settled upon payment. An additional $30,000 was expensed and accrued for potential settlements during the three months ended June 30, 2018. As of June 30, 2018, approximately $82,000 remains accrued for the potential settlement of employment disputes.

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

8.	Stockholders’ Equity

Common Stock

On January 18, 2018, the Company sold 60,340 shares of common stock for proceeds of $300,000.

On January 30, 2018, the Company converted $3,682,502, the net carrying value of the principal balance of $4,840,000 convertible notes payable, into 820,710 shares of common stock just prior to the Reverse Merger.

During the period ended June 30, 2018, the Company converted $159,584 of accrued interest related to the convertible notes into 27,109 shares of common stock.

During the period ended June 30, 2018, the Company granted 20,000 shares of common stock to a service provider and recorded $31,800 as general and administrative expense in the Company’s consolidated statements of operations.

Preferred Stock

Series Seed

On January 30, 2018, the Company converted 275,691 shares of Series Seed Preferred Stock into common stock in connection with the Reverse Merger.

Series A

On January 30, 2018, the Company converted 611,944 shares of Series A Preferred Stock into common stock in connection with the Reverse Merger.

Series H Convertible

On January 30, 2018, in accordance with the Merger the Company issued 8 shares of Series H Convertible Preferred Stock.

DropCar, Inc., and Subsidiaries

Note to Consolidated Financial Statements

(unaudited)

Series H-1 and H-2 Convertible

The Company has designated 9,458 Series H-1 Preferred Stock and designated 3,500 Series H-2 Preferred Stock, none of which are outstanding.

Series H-3 Convertible

On January 30, 2018, in accordance with the Merger the Company issued 2,189 shares of Series H-3 Convertible Preferred Stock.

Series H-4 Convertible

On March 8, 2018, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with investors pursuant to which the Company issued to the Investors an aggregate of 25,472 shares of the Company’s newly designated Series H-4 Convertible Preferred Stock, par value $0.0001 per share (the “Series H-4 Shares”) convertible into 2,547,200 shares of common stock of the Company, and warrants to purchase 2,547,200 shares of common stock of the Company, with an exercise price of $2.60 per share, subject to adjustments (the “Warrants”). The purchase price per Series H-4 Share and warrant was $235.50, equal to (i) the closing price of the Common Stock on the Nasdaq Capital Market on March 7, 2018, plus $0.125 multiplied by (ii) 100. The aggregate purchase price for the Series H-4 Shares and Warrants was approximately $6.0 million. Subject to certain ownership limitations, the Warrants are immediately exercisable from the issuance date and are exercisable for a period of five years from the issuance date.

On March 8, 2018, the Company filed the Certificate of Designations, Preferences and Rights of the Series H-4 Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware, establishing and designating the rights, powers and preferences of the Series H-4 Convertible Preferred Stock (the “Series H-4 Stock”). The Company designated up to 30,000 shares of Series H-4 Stock and each share has a stated value of $235.50 (the “Stated Value”). Each share of Series H-4 Stock is convertible at any time at the option of the holder thereof, into a number of shares of Common Stock determined by dividing the Stated Value by the initial conversion price of $2.355 per share, subject to a 9.99% blocker provision. The Series H-4 Stock has the same dividend rights as the Common Stock, and no voting rights except as provided for in the Certificate of Designation or as otherwise required by law. In the event of any liquidation or dissolution of the Company, the Series H-4 Stock ranks senior to the Common Stock in the distribution of assets, to the extent legally available for distribution

Stock Based Compensation

Service Based Restricted Stock Units

On February 28, 2018, the Company issued 1,467,858 restricted stock units (“RSUs”) to two members of management. The RSUs vest on the one-year anniversary from the grant date. The RSUs were valued using the fair market value of the Company’s closing stock price on the date of grant totaling $3,243,966 which is being amortized over the vesting period.

At June 30, 2018, unamortized stock compensation for the RSUs was $2,159,630, which will be recognized over the next 8 months.

Service Based Warrants

On March 8, 2018, in connection with the financing discussed above, the Company issued 1,371 Series H-4 Shares and 137,100 common stock Warrants to a service provider. The Company valued these Warrants using the Black-Scholes option pricing model with the following inputs: exercise price of $2.60; fair market value of underlying stock of $2.20; expected term of 5 years; risk free rate of 2.63%; volatility of 120.63%; and dividend yield of 0%. For the six months ended June 30, 2018, the Company recorded the fair market value of the Series H-4 Shares and warrants as an increase and decrease to additional paid in capital in the amount of $568,648 as these services were provided in connection with the sale of the Series H-4 shares.

DropCar, Inc., and Subsidiaries

Note to Consolidated Financial Statements

(unaudited)

Employee and Non-employee Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2018:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	-	$-	-	-
Acquired in Reverse Merger	802,268	5.44	4.40	-
Granted	410,081	2.04	9.76	-
Outstanding at June 30, 2018	1,212,349	$4.29	8.49	-

At June 30, 2018, unamortized stock compensation for stock options was $618,137, with a weighted-average recognition period of 2 years.

Share Based Compensation

Stock based compensation for RSUs and options issued to employees and non-employees was recorded as part of selling, general, and administrative expense for the three months ended June 30, 2018 and 2017 in the amount of $876,114 and $0, respectively. Stock based compensation for RSUs and options issued to employees and non-employees was recorded as part of selling, general, and administrative expense for the six months ended June 30, 2018 and 2017 in the amount of $1,200,652 and $418,692, respectively.

On May 14, 2018, the Company approved of annual option grants to the Chairman of the Board and to each non-executive member of the Board. The Chairman shall receive an annual option grant to purchase shares of common stock equal to the intrinsic value of $30,000 and each non-executive member of the Board (other than the Chairman) shall receive an annual option grant to purchase shares of common stock equal to an intrinsic value of $20,000, each such grant to vest in equal quarterly installments over a one-year period. The option grants are subject to stockholder approval of an amendment to the Plan increasing the number of shares available for grant thereunder and will not be granted if the Company’s stockholders do not approve such an increase. The Company will fair value and record these board grants upon stockholder approval of an amendment to the Plan.

Stock option pricing model

The fair value of the stock options granted during the three months ended June 30, 2018, was estimated at the date of grant using the Black-Scholes options pricing model with the following assumptions:

Fair value of common stock	$1.82-$2.21
Expected volatility	118.10% - 118.83%
Dividend yield	$0
Risk-free interest	2.87% - 3.00%
Expected life (years)	5.33

Warrants

On April 19, 2018, the Company entered into separate Warrant Exchange Agreements (the “Exchange Agreements”) with the holders (the “Merger Warrant Holders”) of existing warrants issued in the Reverse Merger (the “Merger Warrants”) to purchase shares of Common Stock, pursuant to which, on the closing date, the Merger Warrant Holders exchanged each Merger Warrant for 1/3rd of a share of Common Stock and ½ of a warrant to purchase a share of Common Stock (collectively, the “Series I Warrants”). The Series I Warrants have an exercise price of $2.30 per share. In connection with the Exchange Agreements, the Company issued an aggregate of (i) 292,714 new shares of common stock and (ii) Series I Warrants to purchase an aggregate of 439,070 shares of common stock. The Company valued the (a) stock and warrants issued in the amount of $972,368, (b) the warrants retired in the amount of $655,507, and (c) recorded the difference as deemed dividend in the amount of $316,861. The warrants were valued using the Black-Scholes option-pricing model on the date of the exchange using the following assumptions: (a) fair value of common stock $1.72, (b) expected volatility of 103% and 110%, (c) dividend yield of $0, (d) risk-free interest rate of 2.76% and 2.94%, (e) expected life of 3 years and 4.13 years.

DropCar, Inc., and Subsidiaries

Note to Consolidated Financial Statements

(unaudited)

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2017	878,146	$9.84
Acquired, H-1 warrants	304,466	4.84
Acquired, H-3 warrants	84,004	5.52
Granted, H-4 warrants(1)	2,684,300	2.60
Granted, I warrants	439,070	2.30
Retired, Merger Warrants	(878,146)	9.84
Outstanding, June 30, 2018	3,511,840	$2.83

(1) Excludes 1,342,150 H-4 warrants representing 150% coverage of H-4 warrants granted.

The warrants expire through the years 2020-2024.

9.	Segment Reporting

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

	As of and For the Six Months Ended June 30,
	2018	2017
DropCar Operating
Net Sales	$3,566,072	$1,527,853
Gross Profit (Loss)	(1,258,490)	84,732
Net (Loss)	(7,814,634)	(2,185,505)
Assets	900,233	1,490,389

WPCS
Net Sales	7,648,849	-
Gross Profit	1,721,170	-
Net Income	460,943	-
Assets	13,975,295	-

Consolidated
Net Sales	$11,214,921	$1,527,853
Gross Profit	462,680	84,732
Net (Loss)	(7,353,691)	(2,185,505)
Assets	14,875,528	1,490,389

DropCar, Inc., and Subsidiaries

Note to Consolidated Financial Statements

(unaudited)

10.	Subsequent Events

Consumer Services Product Offering Change

In July 2018, DropCar Operating began assessing demand for a Self-Park Spaces monthly parking plan whereby consumers could designate specific garages for their vehicles to be stored at a base monthly rate, with 24/7 access for picking up and returning their vehicle directly, and the option to pay a la carte on a per hour basis for a driver to perform functions such as picking up and returning the vehicle to the client’s front door. This model aligns more directly with how the Company has structured the enterprise B2B side of its business, where every interaction with a vehicle on behalf of its drivers generates net new revenue. DropCar Operating has decided that the Self-Park Spaces plan combined with its on-demand valet service will be the only plans that it will offer consumers from September 1, 2018 onwards. Subscriber plans prior to this date will continue to receive service on a prorated basis. Additionally, the Company is scaling back its 360 Services for the Consumer portion of the market. As a result of this shift, in August 2018, the Company has begun to significantly streamline its field teams, operations and back office support tied to its pre-September 1, 2018 consumer subscription plans.

Consulting Agreement, Related Party

On July 11, 2018, the Company entered into a consulting agreement (the “Consulting Agreement”) with Ascentaur, LLC (“Ascentaur”). Sebastian Giordano is the Chief Executive Officer of Ascentaur, LLC. Mr. Giordano has served on the board of directors of the Company since February 2013 and served as the Company’s Interim Chief Executive Officer from August 2013 through April 2016 and as the Company’s Chief Executive Officer from April 2016 through January 2018.

Pursuant to the terms of the Consulting Agreement, Ascentaur has agreed to provide advisory services with respect to the strategic development and growth of the Company, including advising the Company on market strategy and overall Company strategy, advising the Company on the sale of the Company’s WPCS International business segment, providing assistance to the Company in identifying and recruiting prospective employees, customers, business partners, investors and advisors that offer desirable administrative, financing, investment, technical, marketing and/or strategic expertise, and performing such other services pertaining to the Company’s business as the Company and Ascentaur may from time to time mutually agree. As consideration for its services under the Consulting Agreement, Ascentaur shall be entitled to receive (i) a fee of $10,000 per month for a period of nine months from the effective date of the Consulting Agreement, (ii) a lump sum fee of $90,000 upon the closing of the sale of the Company’s WPCS International business segment and (iii) reimbursement for reasonable and customary business expenses incurred in connection with Ascentaur’s performance under the Consulting Agreement. The term of the Consulting Agreement commenced on July 11, 2018 and will continue until April 9, 2019 or until terminated in accordance with the terms of the Consulting Agreement.

Change in Bylaws

Effective July 26, 2018, the Board of Directors (the “Board”) of the “Company amended and restated the Company’s Amended and Restated Bylaws (the “Bylaws”) by amending Section 4.06. As amended, Section 4.06 provides that the Chairman of the Board need not be an officer of the Company.

Binding Term Sheet for Sale of WPCS Business

On August 9, 2018 the Company entered into a binding term sheet with the management of WPCS International Suisun City, Inc. for the sale of select assets and liabilities of the Company’s WPCS business for $3.5 million. It is anticipated that the transaction will close in the 4th quarter of 2018, however, there can be no assurance that the sale will be consummated on the terms previously negotiated or at all. The expected sale price is below the current carrying value and will result in a material impairment charge in the third quarter of 2018.

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

Recent Developments

Consumer Services Product Offering Change

In July 2018, DropCar Operating began assessing demand for a Self-Park Spaces monthly parking plan whereby consumers could designate specific garages for their vehicles to be stored at a base monthly rate, with 24/7 access for picking up and returning their vehicle directly, and the option to pay a la carte on a per hour basis for a driver to perform functions such as picking up and returning the vehicle to the client’s front door. This model aligns more directly with how the Company has structured the enterprise B2B side of its business, where an interaction with a vehicle on behalf of its drivers typically generates net new revenue. DropCar Operating has decided that the Self-Park Spaces plan combined with its on-demand valet service will be the only plans that it will offer consumers from September 1, 2018 onwards. Subscriber plans prior to this date will continue to receive service on a prorated basis. Additionally, the Company is scaling back its 360 Services for the Consumer portion of the market. As a result of this shift, in August 2018, the Company has begun to significantly streamline its field teams, operations and back office support tied to its pre-September 1, 2018 consumer subscription plans.

Binding Term Sheet for Sale of WPCS Business

On August 9, 2018 the Company entered into a binding term sheet with the management of WPCS International Suisun City, Inc. for the sale of select assets and liabilities of the Company’s WPCS business for $3.5 million. It is anticipated that the transaction will close in the 4th quarter of 2018, however, there can be no assurance that the sale will be consummated on the terms previously negotiated or at all. The expected sale price is below the current carrying value and will result in a material impairment charge.

Reverse Merger and Exchange Ratio

On January 30, 2018, DC Acquisition Corporation (“Merger Sub”), a wholly-owned subsidiary of WPCS International Incorporated (“WPCS”), completed its merger with and into DropCar, Inc. (“Private DropCar”), with Private DropCar surviving as a wholly owned subsidiary of WPCS. This transaction is referred to as the “Reverse Merger.” The Reverse Merger was effected pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated September 6, 2017, by and among WPCS, Private DropCar and Merger Sub.

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

Private Placement

On March 8, 2018, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with institutional and accredited investors (collectively, the “Investors”), pursuant to which we issued to the Investors an aggregate of 26,843 shares of our newly designated Series H-4 Convertible Preferred Stock, par value $0.0001 per share (the “Series H-4 Shares”), and warrants to purchase 2,684,300 shares of our Series H-4 Preferred Stock, with an exercise price of $2.60 per share, subject to adjustments (the “Warrants”). The purchase price per Series H-4 Share and warrant was $235.50, equal to (i) the closing price of the Common Stock on the Nasdaq Capital Market on March 7, 2018, plus $0.125 multiplied by (ii) 100. The aggregate purchase price for the Series H-4 Shares and Warrants was approximately $6.0 million. Subject to certain ownership limitations, the Warrants will be immediately exercisable from the issuance date and will be exercisable for a period of five years from the issuance date. The Series H-4 Shares are convertible into 2,684,300 shares of Common Stock.

Warrants

On April 19, 2018, we entered into separate Warrant Exchange Agreements (the “Exchange Agreements”) with the holders (the “Merger Warrant Holders”) of existing merger warrants (the “Merger Warrants”) to purchase shares of Common Stock, pursuant to which, on the closing date, the Merger Warrant Holders exchanged each Merger Warrant for 1/3rd of a share of Common Stock and ½ of a warrant to purchase a share of Common Stock (collectively, the “Series I Warrants”). The Series I Warrants have an exercise price of $2.30 per share. In connection with the Exchange Agreements, we issued an aggregate of (i) 292,714 new shares of common stock and (ii) Series I Warrants to purchase an aggregate of 439,070 shares of common stock.

Overview

Operating Segments

We have two reportable operating segments: DropCar Operating and WPCS.

DropCar Operating

We are a provider of automotive vehicle support, fleet logistics, and concierge services for both consumers and the automotive industry. Our cloud-based Enterprise Vehicle Assistance and Logistics (“VAL”) platform and mobile application (“app”) assists consumers and automotive-related companies reduce the costs, hassles and inefficiencies of owning a car, or fleet of cars, in urban centers. As further discussed in Note 10 “Subsequent Events” in our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, in July 2018, we launched our Mobility Cloud platform which provides automotive-related businesses with a 100% self-serve SaaS version of its VAL platform to manage our own operations and drivers, as well as customer relationship management (“CRM”) tools that enable their clients to schedule and track their vehicles for service pickup and delivery. Our Mobility Cloud also provides access to private APIs (application programming interface) which automotive-businesses can use to integrate our logistics and field support directly into their own applications and processes natively, to create more seamless client experiences.

On the enterprise side, OEMs, dealers, and other service providers in the automotive space are increasingly being challenged with consumers who have limited time to bring in their vehicles for maintenance and service, making it difficult to retain valuable post-sale service contracts or scheduled consumer maintenance and service appointments. Additionally, many of the vehicle support centers for automotive providers (i.e., dealerships, including body work and diagnostic shops) have moved out of urban areas thus making it more challenging for OEMs and dealers in urban areas to provide convenient and efficient service for their consumer and business clientele. Similarly, shared mobility providers and other fleet managers, such as rental car companies, face a similar urban mobility challenge: getting cars to and from service bays, rebalancing vehicle availability to meet demand and getting vehicles from dealer lots to fleet locations.

While our business-to-business (“B2B”) and business-to-consumer (“B2C”) services generate revenue and help meet the unmet demand for vehicle support services, we are also building-out a platform and customer base that positions us well for developments in the automotive space when vehicle ownership becomes more subscription based with transportation services and concierge options well-suited to match a customer’s immediate needs. For example, certain car manufacturers are testing new services in which customers pay the manufacturer a flat fee per month to drive a number of different models for any length of time.

To date, we operate primarily in the New York metropolitan area. In May 2018, we expanded operations with our B2B business in San Francisco and in June 2018 we expanded operations with our B2B business in Washington DC, both new market expansions are with a major original equipment manufacturer (“OEM”) customer.

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

Results of Operations

We have never been profitable and have incurred significant operating losses in each year since inception. Net losses for six months ended June 30, 2018 and 2017 were approximately $7.4 million and $2.2 million, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with our valet workforce, parking and technology development programs and from general and administrative costs associated with our operations. As of June 30, 2018, we had net working capital of approximately $3.1 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we continue the development of our comprehensive Vehicle Support Platform across business-to-consumer and business-to-business clientele. Accordingly, we will continue to require substantial additional capital to continue our commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including the timing and results of our commercialization efforts.

Components of Statements of Operations

Net Services Revenue

We generate revenue from on-demand vehicle pick-up, parking and delivery services, providing automobile maintenance, care and refueling services, and through our business-to-business fleet management services, and from infrastructure contracting services.

Cost of Services

Cost of services consists of the aggregate costs incurred in delivering the services to our customers, including, expenses for personnel costs, parking lot costs, technology hosting and third-party licensing costs, vehicle repair and damage costs, insurance, merchant processor fees, uniforms, customer and transportation expenses associated with providing a service.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See Note 2 to our financial statements for the six months ended June 30, 2018 and 2017 for information about these critical accounting policies, as well as a description of our other significant accounting policies.

Our interim consolidated financial statements should be read in conjunction with the audited financial statements included in our Current Report on Form 8-K/A filed with the SEC on April 2, 2018, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.

Accounts receivable

Accounts receivable are carried at original invoice amount less an estimate made for holdbacks and doubtful receivables based on a review of all outstanding amounts. We determine the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and set up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. At June 30, 2018 and 2017, the accounts receivable reserve was approximately $267,000 and $0, respectively.

Capitalized software

Costs related to website and internal-use software development are accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 350-50 — Intangibles — Website Development Costs. Such software is primarily related to our websites and mobile apps, including support systems. We begin to capitalize our costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. Costs incurred prior to meeting these criteria are expensed as incurred and recorded within General and administrative expenses within the accompanying statements of operations. Costs incurred for enhancements that are expected to result in additional features or functionality are capitalized. Capitalized costs are amortized over the estimated useful life of the enhancements, generally between two and three years.

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

Revenue Recognition

The FASB issued ASU No. 2014-09, codified as ASC 606: Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company adopted ASC 606 effective January 1, 2018 using modified retrospective basis and the cumulative effect was immaterial to the financial statements.

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

DropCar Operating

DropCar Operating contracts are generally designed to provide cash fees to us on a monthly basis or an agreed upfront rate based upon on-demand services. The Company’s performance obligation is satisfied over time as the service is provided continuously throughout the service period. The Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing a continuous service to the customer. Contracts with minimum performance guarantees or price concessions include variable consideration and are subject to the revenue constraint. The Company uses an expected value method to estimate variable consideration for minimum performance guarantees and price concessions. The Company has constrained revenue for expected price concessions during the periods ending June 30, 2018.

Monthly Subscriptions

During the second quarter, DropCar Operating offered a selection of subscriptions and on-demand services which include parking, valet, and access to other services. The contract terms are on a month-to-month subscription contract with fixed monthly or contract term fees. These subscription services include a fixed number of round trip deliveries of the customer’s vehicle to a designated location. The Company allocates the purchase price among the performance obligations which results in deferring revenue until the service is utilized or the service period has expired.

On Demand Valet and Parking Services

During the second quarter, DropCar Operating offered its customers on demand services through its mobile application. The customer was billed at an hourly rate upon completion of the services. Revenue was recognized when the Company had satisfied all performance obligations which is upon completion of the service.

DropCar 360 Services

During the second quarter, DropCar Operating offered an additional service to its customers by offering to take the vehicle for inspection, maintenance, car washes or to fill up with gas. The customers were charged a fee in addition to the cost of the third-party services provided. Revenue was recognized when the Company had satisfied all performance obligations which is upon completion of the service.

On Demand Business-To-Business

DropCar Operating also has contracts with car dealerships and others in the automotive industry in moving their fleet of cars. Revenue is recognized at the point in time all performance obligations are satisfied which is when the Company provide the delivery service of the vehicles.

WPCS

WPCS generates its revenue by offering low voltage communications infrastructure contracting services.

WPCS recognizes revenue and profit from long term contracts when it satisfies a performance obligation by transferring a promised goods or service to a customer. Revenue is recognized over time by measuring progress toward complete satisfaction of the performance obligation.

WPCS uses an input method which recognizes revenue over time based on WPCS’s labor and materials costs expended for a period as a percentage of total labor and materials costs expected to satisfy the performance obligation of delivering the overall infrastructure project. Input method is used because management believes it is the best available method that measures revenue on the basis of the company’s inputs toward satisfaction of the performance obligation. Inputs costs include direct materials, direct labor, third party subcontractor services and those indirect costs related to contract performance.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

Revenues. The components of revenues are as follows (thousands):

	Three Months Ended June 30,
	2018	2017	% Change
DropCar	$1,874	$889	111%
WPCS	4,466	-	100%
Total revenues	$6,340	$889	613%

DropCar Operating

Net Services Revenues

Net services revenues during the three months ended June 30, 2018 totaled $1.9 million, an increase of $1.0 million, or 111%, compared to $0.9 million recorded for the three months ended June 30, 2017. The increase was primarily due to our continued efforts to increase monthly consumer subscriptions. Revenue has increased as a result of marketing and promotion campaigns, word-of-mouth referrals, and adding coverage the in additional markets of San Francisco and Washington D.C.

Cost of Services

Cost of services during the three months ended June 30, 2018 totaled $2.5 million, an increase of $1.5 million, or 150%, compared to $1.0 million recorded for the three months ended June 30, 2017. The increase was primarily attributable to increases of $1.1 million in wages and related costs, $0.2 million in parking garage fees, $0.1 million in repairs and damages, and $0.1 million in other costs.

Selling, General and Administrative

Selling, general and administrative expenses during the three months ended June 30, 2018 totaled 3.4 million, an increase of $2.0 million, or 143%, compared to $1.4 million recorded for the three months ended June 30, 2017. This was primarily attributable to an increase of, $0.4 million in wages and related, $0.9 million in employee stock compensation, $0.2 million in professional and consulting fees, $0.1 million in insurance costs and $0.4 million in other costs.

Depreciation and amortization

Depreciation and amortization during the three months ended June 30, 2018 totaled $0.08 million, an increase of $0.04 million, or 100%, compared to $0.04 million recorded for the three months ended June 30, 2017. This increase was primarily attributable to our increased capitalization of software costs related to our software platform.

Interest expense, net

Interest expense, net during the three months ended June 30, 2018 totaled $0.0, a decrease of $0.3 million or 100% compared to the $0.03 million recorded for the three months ended June 30, 2017. This decrease is a result of the outstanding convertible notes being converted into equity upon the Reverse Merger. There were no outstanding convertible notes as of June 30, 2018.

Comparison of Six Months Ended June 30, 2018 and 2017

Revenues. The components of revenues are as follows (thousands):

	Six Months Ended June 30,
	2018	2017	% Change
DropCar	$3,566	$1,528	133%
WPCS	7,649	-	100%
Total revenues	$11,215	$1,528	634%

DropCar Operating

Net Services Revenues

Net services revenues during the six months ended June 30, 2018 totaled $3.6 million, an increase of $2.1 million, or 133%, compared to $1.5 million recorded for the six months ended June 30, 2017. The increase was primarily due to our continued efforts to increase monthly consumer subscriptions. Revenue has increased as a result of marketing and promotion campaigns, word-of-mouth referrals, and adding coverage in additional markets of San Francisco and Washington D.C.

Cost of Services

Cost of services during the six months ended June 30, 2018 totaled $4.8 million, an increase of $3.4 million, or 243%, compared to $1.4 million recorded for the six months ended June 30, 2017. The increase was primarily attributable to increases of $2.3 million in wages and related cost, $0.4 million in parking garage fees, $0.2 million in repairs and damages, and $0.4 million in other costs.

Selling, General and Administrative

Selling, general and administrative expenses during the six months ended June 30, 2018 totaled $6.0 million, an increase of $4.1 million, or 216%, compared to $1.9 million recorded for the six months ended June 30, 2017. This was primarily attributable to an increase of, $1.6 million in wages and related, $1.2 million in employee stock compensation, $0.3 million in professional and consulting fees, $0.2 million in insurance costs and $0.8 million in other costs.

Depreciation and amortization

Depreciation and amortization during the six months ended June 30, 2018 totaled $0.2 million, an increase of $0.1 million, or 100%, compared to $0.1 million recorded for the six months ended June 30, 2017. This increase was primarily attributable to our increased capitalization of software costs related to our software platform.

Interest expense, net

Interest expense, net during the six months ended June 30, 2018 totaled $0.4 million, an increase of $0.4 million recorded for the six months ended June 30, 2017. The increase to interest expense was primarily attributable to the outstanding convertible notes issued in 2017 and the amortization of the debt discount and deferred financing costs. There were no outstanding convertible notes as of June 30, 2018.

WPCS

For the three and six months ended June 30, 2018, there is no comparative information for the prior periods, due to the acquisition of WPCS on January 30, 2018; therefore, no variance detail was discussed.

Liquidity and Capital Resources

Since our inception in September 12, 2014, we have incurred significant net losses and negative cash flows from operations. For the six months ended June 30, 2018 and 2017, we had net losses of approximately $7.4 million and $2.2 million, respectively. At June 30, 2018, we had an accumulated deficit of $17.3 million. At June 30, 2018, we had cash and cash equivalents of $3.2 million. As discussed above, on March 8, 2018, we entered into the Securities Purchase Agreement with the Investors, pursuant to which we issued to the Investors an aggregate of 26,843 shares of our newly designated Series H-4 Convertible Preferred Stock and warrants to purchase 2,684,300 shares of our common stock (the “Private Placement”). We received proceeds of approximately $6.0 million in connection with the Private Placement.

On January 18, 2018, we sold 60,340 shares of common stock for proceeds of $300,000 to Alpha Capital.

We have limited operating history and the sales and income potential of our business and market is unproven. As of June 30, 2018, we had an accumulated deficit of $17.3 million and have experienced net losses each year since our inception. We anticipate that we will continue to incur net losses into the foreseeable future and will need to raise additional capital to continue. Our cash is not sufficient to fund our operations into the first quarter of 2019. These factors raise substantial doubt about our ability to continue as a going concern for the twelve months following the date of the filing of this Form 10-Q.

Our plans include raising funds from outside investors and, as further discussed in Note 10 “Subsequent Events”, through the potential sale of the assets of our subsidiary, WPCS International Suisan City, Inc. However, there is no assurance that outside funding will be available to us, outside funding will be obtained on favorable terms or will provide us with sufficient capital to meet our objectives. Our financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should we be unable to continue as a going concern.

Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we currently expect. Our monthly spending levels vary based on new and ongoing technology developments and corporate activities. The Company’s cash is not sufficient to fund its operations into the first quarter of 2019.

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

Cash Flows

Operating Activities

We have historically experienced negative cash outflows as we have developed and expanded our business. Our primary source of cash flow from operating activities has been recurring subscription receipts from customers and, to a lesser extent, monthly invoice payments from business-to-business customers. Our primary uses of cash from operating activities are the recruiting, training, equipping and growing our workforce to meet market demand, securing infrastructure for operating activities such as garage parking spaces, technology investment to grow our platform, as well as to support other operational expenses while we aggressively expand.

Net cash used in operating activities for the six months ended June, 2018 was approximately $8.1 million, which includes a net loss of approximately $7.4 million, offset by non-cash expenses of approximately $1.7 million principally related stock-based compensation expense of $1.2 million, and depreciation and amortization of approximately $0.5 million, and approximately $2.4 million of cash used from a change in net working capital items principally related to the decrease in contract liabilities, and accounts payable and accrued expenses, and to the increase of contract assets and prepaid expenses.

Net cash used in operating activities for the six months ended June 30, 2017 was approximately $1.4 million, which includes a net loss of approximately $2.2 million, offset by non-cash expenses of approximately $0.8 million principally related to stock based compensation, approximately $0.2 million of cash provided from a change in net working capital items principally related to the increase in accrued interest and deferred income, and approximately $0.2 million of cash used related to the increase of accounts receivable and the decrease of accounts payable.

Investing Activities

Cash provided by investing activities for the six months ended June 30, 2018 of approximately $4.7 million primarily resulted from $4.9 million received upon acquisition of WPCS net of $0.2 million used for the purchase of fixed assets.

Cash used in investing activities during the six months ended June 30, 2017 of approximately $0.1 million primarily resulted from capitalization of software costs.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2018 totaled approximately $6.2 million primarily resulted from proceeds $6.0 million for the sale of the Series H-4 Shares and warrants and $0.3 million for the sale of common stock, offset by costs related to the Series H-4 Shares and warrants of approximately $0.1 million.

Cash provided by financing activities for the six months ended June 30, 2017 totaled approximately $2.3 million primarily resulted from proceeds of $2.3 million from the issuance of convertible notes and warrants and $0.2 million from the issuance of preferred stock and subscription receivable, offset by offering costs of $0.2 million.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective due to the material weaknesses resulting from a limited segregation of duties among our employees with respect to our control activities and this deficiency is the result of our limited number of employees and our financial closing process. We also identified material weaknesses surrounding the financial closing process and the recording of debt and equity transactions that occurred in the quarter ended June 30, 2018. These deficiencies may affect management’s ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

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

In February 2018, we were served an Amended Summons and Complaint in the Supreme Court of the City of New York, Bronx county originally served solely on an individual, a former customer, for injuries sustained by plaintiffs alleging such injuries were caused by either the customer, a DropCar valet operating the customer’s vehicle, or an unknown driver operating customer’s vehicle. DropCar to date has cooperated with the NYC Police Department and no charges have been brought against any employee of DropCar. DropCar has referred the matter to its insurance carrier.

On February 9, 2016, a DropCar employee was transporting a customer’s vehicle when the vehicle caught fire.   On November 22, 2016, Metropolitan Group Property and Casualty Insurance Company (as subrogee of the vehicle’s owner) filed for indemnification and subrogation against DropCar in the Supreme Court of the State of New York County of New York, Index No. 159816/2016. The case name is Metropolitan Group Property and Casualty Insurance Company, as subrogee of Scott Sherry v. Mercedes-Benz Manhattan and DropCar, Inc. Our management believes that we are not responsible for the damage caused by the vehicle fire and that the fire was not due to any negligence on the part of the DropCar and that DropCar has sufficient insurance coverage to pay for any potential losses arising from this proceeding, including the cost of litigating same.

As of December 31, 2017, we had accrued approximately $96,000 for the potential settlement of multiple employment disputes. During the six months ended June 30, 2018, $44,000 of this amount was settled upon payment. An additional $30,000 was accrued for potential settlements during the three months ended June 30, 2018. As of June 30, 2018, approximately $82,000 has been accrued for the potential settlement of employment disputes.

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

There have been no material changes, other than those described below, to our risk factors contained in our Current Report on Form 8-K/A filed with the SEC on April 2, 2018. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in such Current Report on Form 8-K/A.

Current and future employee disputes may result in liability.

We are presently subject to certain employee disputes, as well as an audit being conducted by the New York State Department of Labor regarding whether our workforce is entitled to certain statutory wage payments.  In addition, we may from time to time, be subject to additional disputes and litigation with respect to our employment practices.  Regardless of their merit, such disputes could lead to costly litigation and/or result in settlement liability.  For additional information, please see the section entitled “Part II – Item 1 – Legal Proceedings” in this Quarterly Report on Form 10-Q.

Historically, a majority of our DropCar Operating segment revenue has come from our B2C business that we are significantly altering effective as of September 1, 2018. Failure to generate sufficient revenue from our newly altered B2C business or from our existing B2B business may have a material adverse impact on our business, financial condition, results of operations and cash flows, including our ability to continue to operate.

As further discussed elsewhere in this Quarterly Report on Form 10-Q, in July 2018, we began assessing demand for a Self-Park Spaces monthly parking plan in our B2C business. This model aligns more directly with how we have structured the enterprise B2B side of our business. We have decided that the Self-Park Spaces plan will be the only consumer plan that we will offer consumers after September 1, 2018. As a result of this shift, in August 2018, we began to significantly streamline our field teams, operations and back office support tied to our pre-September 1, 2018 consumer subscription plans. If we are unsuccessful in maintaining and growing our subscription revenue under our newly structured B2C business, our business, financial position, results of operations, and cash flows may be adversely affected.

We currently depend on corporate clients and the B2B market for a significant portion of our revenue and expect to depend on such clients for a significantly greater portion of our revenue in the future. The success of this strategy will depend on our ability to maintain existing B2B partners, obtain new B2B partners, and generate a community of participating corporate clients sufficiently large to support such a model. We may not be successful in establishing such partnerships on terms that are commercially favorable, if at all, and may encounter financial and logistical difficulties associated with sustaining such partnerships. If we are unsuccessful in establishing or maintaining our B2B model, our business, financial position, results of operations, and cash flows may be adversely affected.

Failure to complete the proposed sale of our WPCS business could negatively impact our share price, our future business and financial results.

As described elsewhere in this Quarterly Report on Form 10-Q, on August 9, 2018, we entered into a binding term sheet with the management of WPCS International Suisun City, Inc. for the sale of select assets and liabilities of our WPCS business for $3.5 million. We cannot assure you that the proposed sale will be completed in the time frame we currently anticipate or at all. In addition, the value of our common and preferred stock may decline if the proposed sale is not completed.

The proposed sale of our WPCS business, whether or not consummated, may adversely affect our business.

Our announcement of the proposed sale of WPCS and steps we take to complete the sale may adversely affect WPCS’s relationships with customers and employees, and could result in the loss of customers and key employees. Further, the actions needed to complete the sale of WPCS may result in the diversion of our management’s attention from day-to-day operations generally, which could adversely affect our business.

Changes to our business model or services could require us to issue refunds or credits to our customers.

As we continue to expand our business and develop our business model, we may modify or cancel certain services.  Because we collect payment from our customers on a monthly basis, such modifications or cancellations could require us to issue certain refunds or credits to our customers for prepaid services, particularly if changes are made in the middle of a billing cycle.  Should this occur, we could become subject to a number of risks in connection with the issuance of refunds or credits, including errors in recording and issuing such refunds or credits, delays associated with such issuances, or customer dissatisfaction with our handling of the refund process, which could adversely affect our operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as set forth below, there have been no other unregistered sales of equity securities during the three months ended June 30, 2018.

During the three months ended June 30, 2018, we converted $159,584 of accrued interest related to the convertible notes into 27,109 shares of common stock.

During the three months ended June 30, 2018, the Company granted 20,000 shares of common stock to a service provider.

On April 19, 2018, we entered into separate Warrant Exchange Agreements (the “Exchange Agreements”) with the holders (the “Merger Warrant Holders”) of existing merger warrants (the “Merger Warrants”) to purchase shares of Common Stock, pursuant to which, on the closing date, the Merger Warrant Holders exchanged each Merger Warrant for 1/3rd of a share of Common Stock and ½ of a warrant to purchase a share of Common Stock (collectively, the “Series I Warrants”). The Series I Warrants have an exercise price of $2.30 per share. In connection with the Exchange Agreements, the Company issued an aggregate of (i) 292,714 new shares of common stock and (ii) Series I Warrants to purchase an aggregate of 439,070 shares of common stock.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit
Number	Description

3.1	Certificate of Designations, Preferences and Rights of the Series H-4 Convertible Preferred Stock of DropCar, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 9, 2018).

4.1	Form of Series I Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 20, 2018).

10.1	Form of Warrant Exchange Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 20, 2018).

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DropCar, Inc.

Date: August 14, 2018	By:	/s/ Spencer Richardson
Spencer Richardson
Chief Executive Officer

Date: August 14, 2018	By:	/s/ Paul Commons
Paul Commons
Chief Financial Officer

