Form 10-Q
period 2018-09-30
DropCar, Inc.
filed 2018-11-14
CIK 1086745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of November 8, 2018, there were  9,712,444 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

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

DropCar, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,960,553	$372,011
Accounts receivable, net	4,096,228	187,659
Contract assets	427,480	-
Prepaid expenses and other current assets	431,186	51,532
Total current assets	6,915,447	611,202

Property and equipment, net	323,463	5,981
Capitalized software costs, net	679,304	589,584
Intangible assets, net	1,680,000	-
Goodwill	3,410,000	-
Other assets	14,484	3,000

TOTAL ASSETS	$13,022,698	$1,209,767

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,330,456	$1,820,731
Deferred income	23,215	236,433
Accrued interest	-	135,715
Current portion of loans payable	52,515	-
Contract liabilities	1,961,758	-
Total current liabilities	5,367,944	2,192,879

Loans payable, net of current portion	69,373	-
Convertible note payable, net of debt discount	-	3,506,502
TOTAL LIABILITIES	5,437,317	5,699,381

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series seed preferred stock, 275,691 shares authorized, zero and 275,691 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	-	27
Series A preferred stock, 642,728 shares authorized, zero and 611,944 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	-	61
Convertible Series H, 8,500 shares designated, 8 and zero shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	-	-
Convertible Series H-1, 9,488 shares designated zero shares issued and outstanding	-	-
Convertible Series H-2, 3,500 shares designated zero shares issued and outstanding	-	-
Convertible Series H-3, 8,461 shares designated 2,189 and zero shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	-	-
Convertible Series H-4, 30,000 shares designated 26,843 and zero shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	3	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 9,712,444 and 2,245,711 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	971	225
Additional paid in capital	29,207,669	5,114,970
Accumulated deficit	(21,623,262)	(9,604,897)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	7,585,381	(4,489,614)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$13,022,698	$1,209,767

The accompanying notes are an integral part of these consolidated financial statements.

DropCar, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

NET REVENUES	$4,612,062	$1,269,556	$15,826,983	$2,797,409

COST OF REVENUES, excluding depreciation and amortization	4,438,189	1,426,874	15,190,430	2,869,995

GROSS PROFIT (LOSS)	173,873	(157,318)	636,553	(72,586)

OPERATING EXPENSES
Selling, general and administrative expenses	3,324,874	2,319,433	10,426,604	4,170,450
Depreciation and amortization	174,650	45,576	479,337	136,403
TOTAL OPERATING EXPENSES	3,499,524	2,365,009	10,905,941	4,306,853

OPERATING LOSS	(3,325,650)	(2,522,327)	(10,269,388)	(4,379,439)

Interest income (expense), net	(3,123)	(380,598)	(413,076)	(708,991)

NET LOSS	(3,328,774)	(2,902,925)	(10,682,464)	(5,088,430)
Deemed dividend on exchange of warrants	(1,019,040)	-	(1,335,901)	-
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,347,814)	$(2,902,925)	$(12,018,365)	$(5,088,430)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.50)	$(1.38)	$(1.59)	$(2.77)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	8,609,778	2,106,799	7,574,452	1,839,379

The accompanying notes are an integral part of these consolidated financial statements.

DropCar, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

	Series Seed Preferred Stock		Series A Preferred Stock		Series H Preferred Stock		Series H-3 Preferred Stock		Series H-4 Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, January 1, 2018	275,691	$27	611,944	$61	-	$-	-	$-	-	$-	2,245,711	$225	$5,114,970	$(9,604,897)	$(4,489,614)
Issuance of common stock for cash	-	-	-	-	-	-	-	-	-	-	60,340	6	299,994	-	300,000
Conversion of debt into common stock	-	-	-	-	-	-	-	-	-	-	820,710	82	3,682,420	-	3,682,502
Conversion of accrued interest into common stock	-	-	-	-	-	-	-	-	-	-	27,109	3	159,581	-	159,584
Exchange of shares in connection with Merger	-	-	-	-	-	-	-	-	-	-	3,797,529	380	9,791,843	-	9,792,223
Conversion of outstanding Preferred Stock in connection with merger	(275,691)	(27)	(611,944)	(61)	-	-	-	-	-	-	887,635	88	-	-	-
Issuance of Series H preferred stock in connection with merger	-	-	-	-	8	-	-	-	-	-	-	-	-	-	-
Issuance of Series H-3 preferred stock in connection with merger	-	-	-	-	-	-	2,189	-	-	-	-	-	-	-	-
Issuance of Series H-4 preferred stock and warrants in private placement net of costs of $101,661	-	-	-	-	-	-	-	-	26,843	3	-	-	5,898,336	-	5,898,339
Issuance of common shares in connection with exercise of H-4 warrants	-	-	-	-	-	-	-	-		-	1,560,696	156	936,267	-	936,423
Stock based compensation for options issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	54,556	-	54,556
Stock based compensation for restricted stock units issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	1,902,032	-	1,902,032
Stock based compensation for common stock issued to service provider	-	-	-	-	-	-	-	-	-	-	20,000	2	31,798	-	31,800
Deemed dividend on exchange of merger warrants to Series I warrants and common stock	-	-	-	-	-	-	-	-	-	-	292,714	29	316,832	(316,861)	-
Deemed dividend on modification of H-4 Warrants and issuance of Series J warrants	-	-	-	-	-	-	-	-	-	-	-	-	1,019,040	(1,019,040)	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(10,682,464)	(10,682,464)
Balance September 30, 2018	-	$-	-	$-	8	$-	2,189	$-	26,843	$3	9,712,444	$971	$29,207,669	$(21,623,262)	$7,585,381

The accompanying notes are an integral part of these consolidated financial statements.

DropCar, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,682,464)	$(5,088,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	479,337	136,403
Bad debt provision	-	42,057
Amortization of debt discount	176,000	638,370
Stock based compensation	1,988,388	709,000
Non-cash interest expense	23,869	-
Changes in operating assets and liabilities:
Accounts receivable	(218,676)	(138,582)
Contract assets	(183,716)	-
Prepaid expenses and other assets	(73,955)	(39,844)
Accounts payable and accrued expenses	(1,029,485)	565,286
Accrued interest	-	70,803
Deferred income	(213,218)	125,174
Contract liabilities	(332,679)	-

NET CASH USED IN OPERATING ACTIVITIES	(10,066,599)	(2,979,763)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(49,707)	(6,600)
Capitalization of software costs	(340,608)	(317,019)
Cash received upon acquisition	4,947,023	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,556,708	(323,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment under loan payable obligations	(36,329)	-
Proceeds from the sale of common stock	300,000	-
Proceeds from the sale of Series H-4 preferred stock	6,000,000	-
Financing costs from the sale of Series H-4 preferred stock and warrants	(101,661)	-
Proceeds from issuance of common stock in connection with exercise of H-4 warrants	936,423	-
Proceeds from issuance of Series A Preferred Stock and subscription receivable	-	219,969
Proceeds from issuance of convertible notes and warrants	-	3,340,000
Offering costs - Convertible Notes	-	(263,200)

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,098,433	3,296,769

Net increase (decrease) in cash	1,588,542	(6,613)

Cash, beginning of period	372,011	51,366

Cash, end of period	$1,960,553	$44,753

SUPPLEMENTAL CASH FLOW INFORMATION:

NON-CASH FINANCING ACTIVITIES:

Fair value of stock warrants issued with convertible notes	$-	$1,395,707
Fair value of common stock sold to founders	$-	$684,000
Stock issued to WPCS Shareholder in the merger net of cash received of $4,947,023	$4,845,200	$-
Series H-4 offering cost paid in H-4 shares and warrants	$568,468	$-
Stock issued for convertible note payable	$3,682,502	$-
Stock issued for accrued interest on convertible note payable	$159,584	$-
Deemed dividends on warrant issuances	$1,335,901	$-

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

On September 25, 2018, the Company received a notification letter from The Nasdaq Stock Market ("Nasdaq") informing the Company that for the last 30 consecutive business days, the bid price of the Company’s securities had closed below $1.00 per share, which is the minimum required closing bid price for continued listing on The Nasdaq Capital Market pursuant to Listing Rule 5550(a)(2).

This notice has no immediate effect on the Company's Nasdaq listing; the Company has 180 calendar days, or until March 25, 2019, to regain compliance. To regain compliance, the closing bid price of the Company’s securities must be at least $1.00 per share for a minimum of ten consecutive business days. If the Company does not regain compliance by March 25, 2019, the Company may be eligible for additional time to regain compliance or if the Company is otherwise not eligible, the Company may request a hearing before a Hearings Panel.

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

The following summarized unaudited consolidated pro forma information shows the results of operations of the Company had the reverse acquisition occurred on January 1, 2018 and 2017, respectively:

	Pro Forma (Unaudited) nine months ended September 30,
	2018	2017
Total revenues	$17,185,956	$14,570,015
Net loss	$(11,401,488)	$(6,817,755)
Net loss per common share, basic and diluted	$(1.51)	$(3.71)

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

DropCar, Inc., and Subsidiaries
Note to Consolidated Financial Statements
(unaudited)

Unaudited Interim Consolidated Financial Information

The accompanying consolidated balance sheets as of September 30, 2018, the consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017, the consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017, and the consolidated statement of stockholders’ equity (deficit) for the nine months ended September 30, 2018 are unaudited. These financial statements should be read in conjunction with the DropCar, Inc’s. 2017 financial statements included in the Company’s Form 8-K/A filed on April 2, 2018. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2018, and the results of its operations for the three and nine months ended September 30, 2018 and 2017, and its cash flows for the nine months ended September 30, 2018 and 2017. The financial data and other information disclosed in the notes to the consolidated financial statements related to the nine months ended September 30, 2018 and 2017 are unaudited.

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

On the enterprise side, OEMs, dealers, and other service providers in the automotive space are increasingly being challenged with consumers who have limited time to bring in their vehicles for maintenance and service, making it difficult to retain valuable post-sale service contracts or scheduled consumer maintenance and service appointments. Additionally, many of the vehicle support centers for automotive providers (i.e., dealerships, including body work and diagnostic shops) have moved out of urban areas thus making it more challenging for OEMs and dealers in urban areas to provide convenient and efficient service for their consumer and business clientele. Similarly, shared mobility providers and other fleet managers, such as rental car companies and car share programs, face a similar urban mobility challenge: getting cars to and from service bays, rebalancing vehicle availability to meet demand in fleeting and de-fleeting vehicles to and from dealer lots, auction sites and to other locations.

While DropCar Operating’s business-to-business (“B2B”) and business-to-consumer (“B2C”) services generate revenue and help meet the unmet demand for vehicle support services, DropCar Operating is also building-out a platform and customer base that it believes positions it well for developments in the automotive space when vehicles become partially to fully autonomous and vehicle ownership becomes more subscription based with transportation services and concierge options well-suited to match a customer’s immediate needs.

To date, the Company operates primarily in the New York metropolitan area. In May 2018, the Company expanded operations with its B2B business in San Francisco. In June 2018 the Company expanded its B2B operations in Washington DC. In August 2018, the Company expanded B2B operations to Los Angeles. These three new market expansions are with a major original equipment manufacturer (“OEM”) customer.

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

DropCar, Inc., and Subsidiaries
Note to Consolidated Financial Statements
(unaudited)

2.	Summary of Significant Accounting Policies

Liquidity and Basis of Presentation

The Company has a limited operating history and the sales and income potential of its business and market are unproven. As of September 30, 2018, the Company has an accumulated deficit of $21.6 million and has experienced net losses each year since its inception. The Company anticipates that it will continue to incur net losses into the foreseeable future and will need to raise additional capital to continue. The Company’s cash is sufficient to fund its operations into the first quarter of 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date of the filing of this Form 10-Q.

Management’s plan includes raising funds from outside investors, and through the potential sale of the Company’s subsidiary, WPCS International Suisan City, Inc. However, there is no assurance that outside funding will be available to the Company, outside funding will be obtained on favorable terms or will provide the Company with sufficient capital to meet its objectives. These financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

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

DropCar, Inc., and Subsidiaries
Note to Consolidated Financial Statements
(unaudited)

Revenue from contracts with customers is recognized when, or as, the Company satisfies its performance obligations by transferring the promised goods or services to the customers. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring the Company’s progress in satisfying the performance obligation in a manner that depicts the transfer of the goods or services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that the Company determines the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for those promised goods or services (i.e., the “transaction price”). In determining the transaction price, the Company considers multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, the Company considers the range of possible outcomes, the predictive value of its past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of the Company’s influence, such as the judgment and actions of third parties.

DropCar Operating

DropCar Operating contracts are generally designed to provide cash fees to us on a monthly basis or an agreed upfront rate based upon demand services. The Company’s performance obligation is satisfied over time as the service is provided continuously throughout the service period. The Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing a continuous service to the customer. Contracts with minimum performance guarantees or price concessions include variable consideration and are subject to the revenue constraint. The Company uses an expected value method to estimate variable consideration for minimum performance guarantees and price concessions. The Company has constrained revenue for expected price concessions during the period ended September 30, 2018.

Monthly Subscriptions

DropCar Operating offers a selection of subscriptions and on-demand services which include parking, valet, and access to other services. The contract terms are on a month-to-month subscription contract with fixed monthly or contract term fees. These subscription services include a fixed number of round-trip deliveries of the customer’s vehicle to a designated location. The Company allocates the purchase price among the performance obligations which results in deferring revenue until the service is utilized or the service period has expired. In July 2018, DropCar Operating began assessing demand for a Self-Park Spaces monthly parking plan whereby consumers could designate specific garages for their vehicles to be stored at a base monthly rate, with personal 24/7 access for picking up and returning their vehicle directly, and the option to pay a la carte on a per hour basis for a driver to perform functions such as picking up and returning their vehicle to their front door. This model aligns more directly with how the Company has structured the enterprise B2B side of its business, where an interaction with a vehicle on behalf of its drivers typically generates net new revenue. The DropCar Operating consumer Self-Park Spaces plan combined with its on-demand hourly valet service are the only consumer plans offered from September 1, 2018 onwards. Subscriber plans prior to this date continued to receive service on a prorated basis through the end of August 2018. Additionally, the Company is scaling back its 360 Services for the Consumer portion of the market. As a result of this shift, in August 2018, the Company began to significantly streamline its field teams, operations and back office support tied to its pre-September 1, 2018 consumer subscription plans.

 On Demand Valet and Parking Services

DropCar Operating offers to consumers certain on demand services through its mobile application. The customer is billed at an hourly rate upon completion of the services. Revenue is recognized when the Company had satisfied all performance obligations which is upon completion of the service.

DropCar, Inc., and Subsidiaries
Note to Consolidated Financial Statements
(unaudited)

DropCar 360 Services

DropCar Operating offers to consumers certain services upon request including vehicle inspection, maintenance, car washes or to fill up with gas. The customers are charged a fee in addition to the cost of the third-party services provided. Revenue is recognized when the Company had satisfied all performance obligations which is upon completion of the service.

On Demand Business-To-Business

DropCar Operating also has contracts with car dealerships, car share programs and others in the automotive industry transporting vehicles. Revenue is recognized at the point in time all performance obligations are satisfied which is when the Company provide the delivery service of the vehicles.

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

DropCar, Inc., and Subsidiaries
Note to Consolidated Financial Statements
(unaudited)

Disaggregated Revenues

The following table presents our revenues from contracts with customers disaggregated by revenue source.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
DropCar Operating Subscription Services	$1,118,544	$1,061,865	$ 3,758,099	$2,165,793
DropCar Operating Services On-Demand	270,590	207,691	1,197,107	631,616
DropCar Operating Revenue (1)	1,389,134	1,269,556	4,955,206	2,797,409

WPCS Revenue	3,222,928	-	10,871,777	-

Total Revenues (2)	$4,612,062	$1,269,556	$15,826,983	$2,797,409

(1)	Represents revenues recognized by type of services.
(2)	All revenues are generated in the United States.

The following presents our revenues from B2C and B2B customers.

●
For the three months ended September 30, 2018 and 2017, the DropCar Operating B2C segment revenue was $1,164,093 and $1,170,859, respectively
●
For the three months ended September 30, 2018 and 2017, the DropCar Operating B2B segment revenue was $225,041 and $98,697, respectively
●
For the nine months ended September 30, 2018 and 2017, the DropCar Operating B2C segment revenue was $4,244,682 and $2,492,362, respectively
●
For the nine months ended September 30, 2018 and 2017, the DropCar Operating B2B segment revenue was $710,524 and $305,047, respectively

WPCS Net Contract Liabilities

As of September 30, 2018, and January 31, 2018 (date of acquisition), WPCS net contract liabilities consisted of the following:

	September 30, 2018	January 31, 2018
Contract Assets	$427,480	$243,764
Contract Liabilities, current	(1,961,758)	(2,533,501)
Purchase price adjustment on date of acquisition for contract liabilities	-	239,064
Contract Liabilities, non-current	-	-
Contract liabilities, net	$(1,534,278)	$(2,050,673)

The $516,395 decrease in net contract liabilities for the eight month period from January 31, 2018 ending September 30, 2018 is attributable to the decrease in the net contract liability balances of WPCS’s uncompleted long and short-term contracts due to completion or substantial completion of various projects which were previously billed in advance. In WPCS’s contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms which are either at periodic intervals or upon satisfaction of contractual obligation. These progressive billings sometimes occur subsequent to recognition of revenue resulting in contract assets. However, some progressive billings occur before recognition of revenue which results into contract liabilities. These liabilities are liquidated when revenues are recognized by satisfying the performance obligations. There was no impairment of any contract assets recognized during the period.

WPCS Backlog

The following table summarizes changes in the WPCS backlog during the nine months ended September 30, 2018:

Nine Months Ended
September 30,
2018
Backlog — date of acquisition	$13,262,563
New awards	14,115,811
Adjustments and cancellations, net (1)	1,454,725
Work performed	(10,871,777)
Backlog — end of period	$17,961,322

(1)
The net adjustments and cancellation for the period are primarily due to change orders and other project scope adjustments.

DropCar, Inc., and Subsidiaries
Note to Consolidated Financial Statements
(unaudited)

WPCS Remaining Unsatisfied Performance Obligations

WPCS’s remaining or unsatisfied performance obligation at September 30, 2018 was approximately $18 million. Remaining or unsatisfied performance obligation are comprised of original contract amounts and change orders for which WPCS has obtained written confirmations. These remaining unsatisfied performance obligation increases with awards of new contracts and decreases as WPCS performs work and recognize revenue on existing contracts. The table below includes an estimate as to when WPCS anticipates recognizing revenue from these unsatisfied performance obligations.

	Within one year	Greater than one year
Remaining performance obligations:
Unsatisfied Performance Obligation	14,278,413	3,682,909
Total remaining performance obligation	$14,278,413	$3,682,909

Employee Stock-Based Compensation

The Company recognizes all employee share-based compensation as a cost in the financial statements. Equity-classified awards principally related to stock options, restricted stock units (“RSUs”) and equity-based compensation, are measured at the grant date fair value of the award. The Company determines grant date fair value of stock option awards using the Black-Scholes option-pricing model. The fair value of RSUs are determined using the closing price of the Company’s common stock on the grant date. For service-based vesting grants, expense is recognized ratably over the requisite service period based on the number of options or shares expected to ultimately vest. Stock-based compensation is reversed for forfeitures in the period of forfeiture.

The Company has one equity incentive plan, the 2014 Equity Incentive Plan (the “Plan”). As of September 30, 2018, there were 38,875 shares reserved for future issuance under the Plan.

On September 26, 2018 the Company’s Board of Directors resolved to increase the options under this plan. The resolution is subject to approval from the stockholders on the adoption of an amendment to the WPCS International Incorporated Amended and Restated 2014 Equity Incentive Plan at the annual meeting on November 15, 2018. If this proposal is approved, the number of shares authorized for issuance of awards under the Plan will be increased from 2,527,272 to an aggregate of 4,239,772 shares of common stock. In connection with this amendment, the Company is changing the name of the Plan to the “DropCar, Inc. Amended and Restated 2014 Equity Incentive Plan” to reflect the name change.

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

DropCar, Inc., and Subsidiaries
Note to Consolidated Financial Statements
(unaudited)

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

Impairment of Long-Lived Assets

Long-lived assets are primarily comprised of intangible assets, property and equipment, and capitalized software costs. The Company evaluates its Long-Lived Assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. If these circumstances exist, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairments to long-lived assets for the periods ended September 30, 2018 and 2017.

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2018, and December 31, 2017, the Company had a full valuation allowance against deferred tax assets.

The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, among other things, permanently lowered the statutory federal corporate tax rate from 35% to 21%, effective for tax years including or beginning January 1, 2018. Under the guidance of ASC 740, “Income Taxes” (“ASC 740”), the Company revalued its net deferred tax assets on the date of enactment based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation. Although in the normal course of business the Company is required to make estimates and assumptions for certain tax items which cannot be fully determined at period end, the Company did not identify items for which the income tax effects of the Tax Act have not been completed as of September 30, 2018 and, therefore, considers its accounting for the tax effects of the Tax Act on its deferred tax assets and liabilities to be complete as of September 30, 2018.

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

Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted loss per share are computed by assuming that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

The following securities were excluded from weighted average diluted common shares outstanding because their inclusion would have been antidilutive.

	As of September 30,
	2018	2017
Common stock equivalents:
Common stock options	941,282	-
Series A, H-1, H-3, H-4, I, J and Merger common stock purchase warrants	3,511,840	-
Series H, H-3, and H-4 Convertible Preferred Stock	2,739,225	-
Restricted shares (unvested)	1,467,858	-
Convertible notes	-	549,415
Series seed preferred stock	-	275,691
Series A preferred stock	-	611,944
Totals	8,660,205	1,437,050

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

DropCar, Inc., and Subsidiaries
Note to Consolidated Financial Statements
(unaudited)

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

In February 2016, the FASB established Topic 842, as amended, Leases, by Issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessor to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective for us on January 1, 2019 with early adoption permitted. We expect to adopt the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We expect that this standard will have a material effect on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our office and equipment operating leases and providing significant new disclosures about our leasing activities.

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

In August 2018, the FASB issued ASU 2018-13, Changes to Disclosure Requirements for Fair Value Measurements, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact this standard will have on the Company’s consolidated financial statements.

DropCar, Inc., and Subsidiaries
Note to Consolidated Financial Statements
(unaudited)

3.	Concentrations

Accounts Receivable

The concentration of WPCS accounts receivable are as follows:

	As of
	September 30, 2018	December 31, 2017
Customer A	21%	-
Customer B	21%	-
Customer C	15%	-

Revenue Recognition

The concentration of WPCS revenue recognition are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Customer A	13%	-	14%	-
Customer B	8%	-	10%	-
Customer C	2%	-	9%	-

For the nine months ended September 30, 2018 and 2017, the DropCar Operating segment did not have any customers in excess of 10% of accounts receivable or revenue.

4.	Capitalized Software

Capitalized software consists of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Software	$1,244,991	$904,383
Accumulated amortization	(565,687)	(314,799)
Total	$679,304	$589,584

Amortization expense charged to capitalized software for the three months ended September 30, 2018 and 2017, was $91,312 and $45,340, respectively. Amortization expense for the nine months ended September 30, 2018 and 2017 was $250,888 and $136,020, respectively.

5.	Convertible Notes Payable

During the year ended December 31, 2017, the Company issued convertible notes totaling $4,840,000 and warrants to acquire 878,146 shares of common stock at an exercise price of $9.84 per share in connection with the convertible notes (the “Notes”). The Notes all had a maturity date of one year from the date of issuance, and accrued interest at a rate of 6% per annum, compounded annually. The Notes were convertible at $5.90 per share and, including accrued interest, were converted into 847,819 shares of common stock in connection with the Reverse Merger. At September 30, 2018 and December 31, 2017, the aggregate carrying value of the Notes was $0 and $3,506,502, respectively.

DropCar, Inc., and Subsidiaries
Note to Consolidated Financial Statements
(unaudited)

6.	Loans Payable

Loans payable relate to vehicles. These loans mature at various times from 2018 through 2023. The stated interest rate on the loans range from 0% to 5%. As of September 30, 2018, and December 31, 2017 the carrying value of loans payable was $121,888 and $0 respectively.

Estimated future minimum payments over the next five years are:

Year 1	$52,514
Year 2	35,866
Year 3	25,137
Year 4	6,670
Year 5	1,701
Thereafter	-
$121,888

7.	Commitments & Contingencies

Lease Agreements

The Company has short term leases for office space in New York City that expires on November 30, 2018.

The Company leases its office facilities in California for WPCS pursuant to a noncancelable operating lease expiring in February 2021. WPCS remaining lease commitments for the years 2019, 2020 and 2021 are $80,208, $80,208 and $13,368 respectively.

For the three months ended September 30, 2018 and 2017, rent expense for the Company’s facilities was $69,000 and $15,000, respectively. For the nine months ended September 30, 2018 and 2017, rent expense for the Company’s facilities was $178,000 and $33,000, respectively.

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

DropCar, Inc., and Subsidiaries
Note to Consolidated Financial Statements
(unaudited)

Other

As of December 31, 2017, the Company had accrued approximately $96,000 for the potential settlement of multiple employment disputes. During the nine months ended September 30, 2018, approximately $44,000 of this amount was settled upon payment. An additional $117,000 was expensed and accrued for potential settlements during the nine months ended September 30, 2018. As of September 30, 2018, approximately $169,000 remains accrued for the potential settlement of employment disputes. As of September 30, 2018, the Company has entered into multiple settlement agreements with former employees for which it has agreed to make monthly settlement payments which will extend through the year ended December 31, 2019.

On March 23, 2018, DropCar was made aware of an audit being conducted by the New York State Department of Labor (“DOL”) regarding a claim filed by an employee. The DOL is investigating whether DropCar properly paid overtime for which DropCar has raised several defenses. In addition, the DOL is conducting its audit to determine whether the Company owes spread of hours pay (an hour’s pay for each day an employee worked or was scheduled for a period over ten hours in a day). If the DOL determines that monies are owed, the DOL will seek a backpay order, which management believes will not, either individually or in the aggregate, have a material adverse effect on DropCar’s business, consolidated financial position, results of operations or cash flows. As of September 30, 2018, the Company has accrued approximately $60,000 in relation to this matter.

8.	Stockholders’ Equity

Common Stock

On January 18, 2018, the Company sold 60,340 shares of common stock for proceeds of $300,000.

On January 30, 2018, the Company converted $3,682,502, the net carrying value of the principal balance of $4,840,000 convertible notes payable, into 820,710 shares of common stock just prior to the Reverse Merger.

During the nine months ended September 30, 2018, the Company converted $159,584 of accrued interest related to the convertible notes into 27,109 shares of common stock.

During the nine months ended September 30, 2018, the Company granted 20,000 shares of common stock to a service provider and recorded $31,800 as general and administrative expense in the Company’s consolidated statements of operations.

On September 4, 2018, the Company issued 1,560,696 shares of common stock from the exercise of Series H-4 Warrants.

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

Series A

On January 30, 2018, the Company converted 611,944 shares of Series A Preferred Stock into common stock in connection with the Reverse Merger.

Series H Convertible

On January 30, 2018, in accordance with the Merger the Company issued 8 shares of Series H Convertible Preferred Stock.

Series H-1 and H-2 Convertible

The Company has designated 9,488 Series H-1 Preferred Stock and designated 3,500 Series H-2 Preferred Stock, none of which are outstanding.

DropCar, Inc., and Subsidiaries
Note to Consolidated Financial Statements
(unaudited)

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

On September 5, 2018, the Company received a request from The Nasdaq Stock Market (“Nasdaq”) to amend the Certificate of Designation to provide that the Series H-4 Shares may not be converted into shares of Common Stock until the Company has obtained stockholder approval of the issuance of the Common Stock underlying the Series H-4 Shares pursuant to the applicable rules and regulations of Nasdaq. In response to the request, on September 10, 2018, the Company filed a Certificate of Amendment (the “COD Amendment”) to the Certificate of Designation to provide for stockholder approval as described above prior to the conversion of the Series H-4 Shares.

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

At September 30, 2018, unamortized stock compensation for the RSUs was $1,341,934, which will be recognized over the next five months.

DropCar, Inc., and Subsidiaries
Note to Consolidated Financial Statements
(unaudited)

Service Based Warrants

On March 8, 2018, in connection with the financing discussed above, the Company issued 1,371 Series H-4 Shares and 137,100 common stock warrants to a service provider. The Company valued these warrants using the Black-Scholes option pricing model with the following inputs: exercise price of $2.60; fair market value of underlying stock of $2.20; expected term of 5 years; risk free rate of 2.63%; volatility of 120.63%; and dividend yield of 0%. For the nine months ended September 30, 2018, the Company recorded the fair market value of the Series H-4 Shares and warrants as an increase and decrease to additional paid in capital in the amount of $568,648 as these services were provided in connection with the sale of the Series H-4 shares.

Employee and Non-employee Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2018:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	-	$-	-	-
Acquired in Reverse Merger	802,268	5.44	4.13	-
Granted	410,081	2.04	9.51	-
Forfeited	(271,067)	1.94	-	-
Outstanding at September 30, 2018	941,282	$5.50	4.91	-

At September 30, 2018, unamortized stock compensation for stock options was approximately $225,000, with a weighted-average recognition period of 2.5 years.

Share Based Compensation

The following table sets forth total non-cash stock-based compensation for RSUs and options issued to employees and non-employees by operating statement classification for the three and nine months ended September 30, 2018 and 2017:

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
Sales and marketing	$382,812	$144,154	$982,816	$342,000
Research and development	2,127	-	8,837	-
General and administrative	402,797	144,154	996,735	367,000
Total	$787,736	$288,308	$1,988,388	$709,000

Stock option pricing model

The fair value of the stock options granted during the nine months ended September 30, 2018, was estimated at the date of grant using the Black-Scholes options pricing model with the following assumptions:

Fair value of common stock	$1.82 - $2.21
Expected volatility	118.10% - 143.50%
Dividend yield	$0
Risk-free interest	2.85% - 3.00%
Expected life (years)	5.125 - 5.33

DropCar, Inc., and Subsidiaries
Note to Consolidated Financial Statements
(unaudited)

Warrants

Warrant Exchange

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

Exercise of Series H-4 Warrants and Issuance of Series J Warrants

On August 31, 2018, the Company offered (the “Repricing Offer Letter”) to the holders (the “Holders”) of the Company’s outstanding Series H-4 Warrants to purchase common stock of the Company issued on March 8, 2018 (the “Series H-4 Warrants”) the opportunity to exercise such Series H-4 Warrants for cash at a reduced exercise price of $0.60 per share (the “Reduced Exercise Price”) provided such Series H-4 Warrants were exercised for cash on or before September 4, 2018 (the “End Date”). In addition, the Company issued a “reload” warrant (the “Series J Warrants”) to each Holder who exercised their Series H-4 Warrants prior to the End Date, covering one share for each Series H-4 Warrant exercised during that period. The terms of the Series J Warrants are substantially identical to the terms of the Series H-4 Warrants except that (i) the exercise price is equal to $1.00, (ii) the Series J Warrants may be exercised at all times beginning on the 6-month anniversary of the issuance date on a cash basis and also on a cashless basis, (iii) the Series J Warrants do not contain any provisions for anti-dilution adjustment and (iv) the Company has the right to require the Holders to exercise all or any portion of the Series J Warrants still unexercised for a cash exercise if the VWAP (as defined in the Series J Warrant) for the Company’s common stock equals or exceeds $1.50 for not less than ten consecutive trading days.

On September 4, 2018, the Company received executed Repricing Offer Letters from a majority of the Holders, which resulted in the issuance of 1,560,696 shares of the Company’s common stock and Series J Warrants to purchase up to 1,560,696 shares of the Company’s common stock. The Company received gross proceeds of approximately $936,000 from the exercise of the Series H-4 Warrants pursuant to the terms of the Repricing Offer Letter.

On September 5, 2018, the Company received a request from Nasdaq to amend our Series H-4 Warrants to provide that the Series H-4 Warrants may not be exercised until the Company has obtained stockholder approval of the issuance of Common Stock underlying the Series H-4 Warrants pursuant to the applicable rules and regulations of Nasdaq. In response to the request, on September 10, 2018, the Company entered into an amendment (the “Warrant Amendment”) with the holders of the Series H-4 Stock to provide for stockholder approval as described above prior to the exercise of the Series H-4 Warrants.

The Company considers the warrant amendment for the Reduced Exercise Price and issuance of the Series J Warrants to be of an equity nature as the amendment and issuance allowed the warrant holders to exercise warrants and receive a share of Common Stock and warrant which, represents an equity for equity exchange. Therefore, the change in the fair value before and after the modification and the fair value of the Series J warrants will be treated as a deemed dividend in the amount of $1,019,040. The cash received upon exercise in excess of par is accounted through additional paid in capital.

The Company valued the deemed dividend as the sum of: (a) the difference between the fair value of the modified award and the fair value of the original award at the time of modification of $129,476, and (b) the fair value of the Series J Warrants in the amount of $889,564. The warrants were valued using the Black-Scholes option-pricing model on the date of the modification and issuance using the following assumptions: (a) fair value of common stock $0.65, (b) expected volatility of 144.3%, (c) dividend yield of $0, (d) risk-free interest rate of 2.77% and 2.78%, (e) expected life of 4.51 years and 5 years.

At the March 8, 2018 closing, the Company issued Series H-4 Warrants that entitled the holders to purchase, in aggregate, up to 2,684,300 shares of its common stock. As referenced above, on September 4, 2018, the Company received executed Repricing Offer Letters from a majority of the investors resulting in the exercise of Series H-4 Warrants to purchase 1,560,696 shares of common stock. The Series H-4 Warrants were initially exercisable at an exercise price equal to $2.60 per share, which is now subject to adjustment at a reduced exercise price of $0.60 per share pending stockholder approval as proposed in the Company’s Notice of 2018 Annual Meeting of Stockholders. If this proposal is approved by the stockholders, the exercise price of the remaining Series H-4 Warrants will be reduced to $0.60 per share which will entitle the holders of the remaining Series H-4 Warrants to purchase, in aggregate, up to 1,122,704 additional shares of common stock.

DropCar, Inc., and Subsidiaries
Note to Consolidated Financial Statements
(unaudited)

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2017	878,146	$9.84
Acquired, H-1 warrants	304,466	4.84
Acquired, H-3 warrants	84,004	5.52
Granted, H-4 warrants	2,684,300	2.60
Granted, I warrants	439,070	2.30
Granted, J warrants	1,560,696	1.00
Exercised, H-4 warrants	(1,560,696)	0.60
Retired, Merger warrants	(878,146)	9.84
Outstanding, September 30, 2018	3,511,840	$2.12

The warrants expire through the years 2020-2024.

9.	Segment Reporting

In accordance with FASB ASC 280, “Segment Reporting” ("ASC 280"), the Company discloses financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the Company in deciding how to allocate resources and in assessing performance.

The Company follows ASC 280, which establishes standards for reporting information about operating segments in annual and interim financial statements and requires that companies report financial and descriptive information about their reportable segments based on a management approach. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company currently divides its operations into two operating segments: DropCar, Inc. which delivers its VAL platform and mobile application; and WPCS which specializes in the installation and service of low voltage communications.

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

	As of and For the Nine Months Ended September 30,
	2018	2017
DropCar Operating
Net Sales	$4,955,206	$797,409
Gross Profit (Loss)	(1,658,377)	(72,586)
Net (Loss)	(11,059,671)	(5,088,430)
Assets	2,199,606	898,988

WPCS
Net Sales	10,871,777	-
Gross Profit	2,294,930	-
Net Income	377,207	-
Assets	10,823,092	-

Consolidated
Net Sales	$15,826,983	$2,797,409
Gross Profit	636,553	(72,586)
Net (Loss)	(10,682,464)	(5,088,430)
Assets	13,022,698	898,988

10.	Related Party

On July 11, 2018, the Company entered into a consulting agreement (the “Consulting Agreement”) with Ascentaur, LLC (“Ascentaur”). Sebastian Giordano is the Chief Executive Officer of Ascentaur. Mr. Giordano has served on the board of directors of the Company since February 2013 and served as the Company’s Interim Chief Executive Officer from August 2013 through April 2016 and as the Company’s Chief Executive Officer from April 2016 through January 2018.

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

The amount recorded for the three months and nine months ended September 30, 2018, was $30 thousand before related reimbursement expense of $838. Of this amount, $18 thousand was disbursed, and the balance of approximately $13 thousand remains in accounts payable at September 30, 2018.

11.	Subsequent Events

On November 14, 2018, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an existing investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Offering”), Pre-Funded Series K Warrants (the “Pre-Funded Series K Warrants”) to purchase 1,666,666 shares of common stock (and the shares of Common Stock issuable upon exercise of the Pre-Funded Series K Warrants (the “Warrant Shares”)), in lieu of shares of common stock because the purchase of common stock would have caused the beneficial ownership of the Purchaser, together with its affiliates and certain related parties, to exceed 9.99% of the Company’s outstanding common stock.   The price to the Purchaser for each Pre-Funded Series K Warrant was $0.59 and the Pre-Funded Series K Warrants are immediately exercisable at a price of $0.01 per share of common stock.  The Company received approximately $0.983 million in gross proceeds from the Offering before the deduction of fees and offering expenses. The Pre-Funded Series K Warrants and the Warrant Shares are being offered by the Company pursuant to a registration statement on Form S-3 (File No. 333-227858), which was initially filed with the Securities and Exchange Commission (the “Commission”) on October 16, 2018 and was declared effective by the Commission on November 9, 2018 (the “Registration Statement”).

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

Recent Developments

Consumer Services Product Offering Change

In July 2018, DropCar Operating began assessing demand for a Self-Park Spaces monthly parking plan whereby consumers could designate specific garages for their vehicles to be stored at a base monthly rate, with personal 24/7 access for picking up and returning their vehicle directly, and the option to pay a la carte on a per hour basis for a driver to perform functions such as picking up and returning their vehicle to their front door. This model aligns more directly with how the Company has structured the enterprise B2B side of its business, where an interaction with a vehicle on behalf of its drivers typically generates net new revenue. The DropCar Operating consumer Self-Park Spaces plan combined with its on-demand hourly valet service are the only consumer plans offered from September 1, 2018 onwards. Subscriber plans prior to this date continued to receive service on a prorated basis through the end of August 2018. Additionally, the Company is scaling back its 360 Services for the Consumer portion of the market. As a result of this shift, in August 2018, the Company began to significantly streamline its field teams, operations and back office support tied to its pre-September 1, 2018 consumer subscription plans.

Binding Term Sheet for Sale of WPCS Business

On August 9, 2018 the Company entered into a binding term sheet with the management of WPCS International Suisun City, Inc. for the sale of select assets and liabilities of the Company’s WPCS business for $3.5 million. The binding nature of this term sheet expired on September 21, 2018 due to the failure of the management of WPCS International Suisun City, Inc. to obtain adequate financing. However, the Company and the management of WPCS International Suisun City, Inc. have continued to work together towards completing this transaction and a new source of financing has been identified. It is anticipated that the transaction will close in the 4th quarter of 2018, however, there can be no assurance that the sale will be consummated on the terms previously negotiated or at all. The contemplated sales price is expected to be below the carrying value of the Company's goodwill and intangibles. In the event the transaction is consummated under its current terms, the Company would record a material impairment charge.

Warrant Repricing

On August 31, 2018, the Company offered (the “Repricing Offer Letter”) to the holders (the “Holders”) of the Company’s outstanding Series H-4 Warrants to purchase common stock of the Company issued on March 8, 2018 (the “Series H-4 Warrants”) the opportunity to exercise such Series H-4 Warrants for cash at a reduced exercise price of $0.60 per share (the “Reduced Exercise Price”) provided such Series H-4 Warrants were exercised for cash on or before September 4, 2018 (the “End Date”). In addition, the Company issued a “reload” warrant (the “Series J Warrants”) to each Holder who exercised their Series H-4 Warrants prior to the End Date, covering one share for each Series H-4 Warrant exercised during that period. The terms of the Series J Warrants are substantially identical to the terms of the Series H-4 Warrants except that (i) the exercise price is equal to $1.00, (ii) the Series J Warrants may be exercised at all times beginning on the 6-month anniversary of the issuance date on a cash basis and also on a cashless basis, (iii) the Series J Warrants do not contain any provisions for anti-dilution adjustment and (iv) the Company has the right to require the Holders to exercise all or any portion of the Series J Warrants still unexercised for a cash exercise if the VWAP (as defined in the Series J Warrant) for the Company’s common stock equals or exceeds $1.50 for not less than ten consecutive trading days.

On September 4, 2018, the Company received executed Repricing Offer Letters from a majority of the Holders, which resulted in the issuance of 1,560,696 shares of the Company’s common stock and Series J Warrants to purchase up to 1,560,696 shares of the Company’s common stock. The Company received gross proceeds of approximately $936,000 from the exercise of the Series H-4 Warrants pursuant to the terms of the Repricing Offer Letter.

On September 5, 2018, the Company received a request from Nasdaq to amend our Series H-4 Warrants to provide that the Series H-4 Warrants may not be exercised until the Company has obtained stockholder approval of the issuance of Common Stock underlying the Series H-4 Warrants pursuant to the applicable rules and regulations of Nasdaq. In response to the request, on September 10, 2018, the Company entered into an amendment (the “Warrant Amendment”) with the holders of the Series H-4 Stock to provide for stockholder approval as described above prior to the exercise of the Series H-4 Warrants.

Consulting Agreement, Related Party

On July 11, 2018, the Company entered into a consulting agreement (the “Consulting Agreement”) with Ascentaur, LLC (“Ascentaur”). Sebastian Giordano is the Chief Executive Officer of Ascentaur, LLC. Mr. Giordano has served on the board of directors of WPCS since February 2013 and served as WPCS’s Interim Chief Executive Officer from August 2013 through April 2016 and as WPCS’s Chief Executive Officer from April 2016 through January 2018.

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

On March 8, 2018, we filed the Certificate of Designations, Preferences and Rights of the Series H-4 Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware, establishing and designating the rights, powers and preferences of the Series H-4 Convertible Preferred Stock (the “Series H-4 Stock”). We designated up to 30,000 shares of Series H-4 Stock and each share has a stated value of $235.50 (the “Stated Value”). Each share of Series H-4 Stock is convertible at any time at the option of the holder thereof, into a number of shares of Common Stock determined by dividing the Stated Value by the initial conversion price of $2.355 per share, subject to a 9.99% blocker provision. The Series H-4 Stock has the same dividend rights as the Common Stock, and no voting rights except as provided for in the Certificate of Designation or as otherwise required by law. In the event of any liquidation or dissolution of the Company, the Series H-4 Stock ranks senior to the Common Stock in the distribution of assets, to the extent legally available for distribution.

On September 5, 2018, we received a request from The Nasdaq Stock Market (“Nasdaq”) to amend the Certificate of Designation to provide that the Series H-4 Shares may not be converted into shares of Common Stock until we have obtained stockholder approval of the issuance of the Common Stock underlying the Series H-4 Shares pursuant to the applicable rules and regulations of Nasdaq. In response to the request, on September 10, 2018, we filed a Certificate of Amendment (the “COD Amendment”) to the Certificate of Designation to provide for stockholder approval as described above prior to the conversion of the Series H-4 Shares.

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

On August 31, 2018, we offered (the “Repricing Offer Letter”) to the holders (the “Holders”) of our outstanding Series H-4 Warrants to purchase common stock issued on March 8, 2018 (the “Series H-4 Warrants”) the opportunity to exercise such Series H-4 Warrants for cash at a reduced exercise price of $0.60 per share (the “Reduced Exercise Price”) provided such Series H-4 Warrants were exercised for cash on or before September 4, 2018 (the “End Date”). In addition, we issued a “reload” warrant (the “Series J Warrants”) to each Holder who exercised their Series H-4 Warrants prior to the End Date, covering one share for each Series H-4 Warrant exercised during that period. The terms of the Series J Warrants are substantially identical to the terms of the Series H-4 Warrants except that (i) the exercise price is equal to $1.00, (ii) the Series J Warrants may be exercised at all times beginning on the 6-month anniversary of the issuance date on a cash basis and also on a cashless basis, (iii) the Series J Warrants do not contain any provisions for anti-dilution adjustment and (iv) we have the right to require the Holders to exercise all or any portion of the Series J Warrants still unexercised for a cash exercise if the VWAP (as defined in the Series J Warrant) for our common stock equals or exceeds $1.50 for not less than ten consecutive trading days.

On September 4, 2018, we received executed Repricing Offer Letters from a majority of the Holders, which resulted in the issuance of 1,560,696 shares of our common stock and Series J Warrants to purchase up to 1,560,696 shares of our common stock. We received gross proceeds of approximately $936,000 from the exercise of the Series H-4 Warrants pursuant to the terms of the Repricing Offer Letter.

On September 5, 2018, we received a request from Nasdaq to amend our Series H-4 Warrants to provide that the Series H-4 Warrants may not be exercised until we have obtained stockholder approval of the issuance of Common Stock underlying the Series H-4 Warrants pursuant to the applicable rules and regulations of Nasdaq. In response to the request, on September 10, 2018, we entered into an amendment (the “Warrant Amendment”) with the holders of the Series H-4 Stock to provide for stockholder approval as described above prior to the exercise of the Series H-4 Warrants.

Overview

Operating Segments

We have two reportable operating segments: DropCar Operating and WPCS.

DropCar Operating

DropCar Operating provides automotive vehicle support, fleet logistics, and concierge services for both consumers and the automotive industry. Our cloud-based Enterprise Vehicle Assistance and Logistics (“VAL”) platform and mobile application (“app”) assists consumers and automotive-related companies reduce the costs, hassles and inefficiencies of owning a car, or fleet of cars, in urban centers. In July 2018, we launched our Mobility Cloud platform which provides automotive-related businesses with a 100% self-serve SaaS version of its VAL platform to manage their own operations and drivers, as well as customer relationship management (“CRM”) tools that enable their clients to schedule and track their vehicles for service pickup and delivery. Our Mobility Cloud also provides access to private APIs (application programming interface) which automotive-businesses can use to integrate our logistics and field support directly into their own applications and processes natively, to create more seamless client experiences.

On the enterprise side, OEMs, dealers, and other service providers in the automotive space are increasingly being challenged with consumers who have limited time to bring in their vehicles for maintenance and service, making it difficult to retain valuable post-sale service contracts or scheduled consumer maintenance and service appointments. Additionally, many of the vehicle support centers for automotive providers (i.e., dealerships, including body work and diagnostic shops) have moved out of urban areas thus making it more challenging for OEMs and dealers in urban areas to provide convenient and efficient service for their consumer and business clientele. Similarly, shared mobility providers and other fleet managers, such as rental car companies and car share programs, face a similar urban mobility challenge: getting cars to and from service bays, rebalancing vehicle availability to meet demand and in-fleeting and de-fleeting vehicles to and from dealer lots, auction sites and other locations.

While our business-to-business (“B2B”) and business-to-consumer (“B2C”) services generate revenue and help meet the unmet demand for vehicle support services, we are also building-out a platform and customer base that positions us well for developments in the automotive space when vehicles become partially to fully autonomous and vehicle ownership becomes more subscription based with transportation services and concierge options well-suited to match a customer’s immediate needs. For example, certain car manufacturers are testing new services in which customers pay the manufacturer a flat fee per month to drive a number of different models for any length of time.

The Company operates primarily in the New York metropolitan area. In May 2018, the Company expanded operations with its B2B business in San Francisco. In June 2018, the Company expanded its B2B operations in Washington DC. In August 2018, the Company expanded B2B operations to Los Angeles. The three new market expansions are with a major original equipment manufacturer (“OEM”) customer.

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

Results of Operations

We have never been profitable and have incurred operating losses in each year since inception. Net losses for nine months ended September 30, 2018 and 2017 were approximately $10.7 million and $5.0 million, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with our valet workforce, parking and technology development programs and from general and administrative costs associated with our operations. During the third quarter of 2018, we took significant steps to reduce our cost of goods sold on the consumer side of the business. These efforts have generated significant costs savings which will start to appear in our fourth quarter results. We are focusing on achieving a positive gross margin on the DropCar Operating segment of the business and growing the overall revenue to a point of overall profitability in the long term. As of September 30, 2018, we had net working capital of approximately $1.5 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we continue the development of our comprehensive Vehicle Support Platform across business-to-consumer and business-to-business clientele. Accordingly, we will continue to require substantial additional capital to continue our commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including the timing and results of our commercialization efforts.

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

Technology.   Technology expenses consist primarily of labor-related costs incurred in coding, testing, maintaining and modifying our technology platform. We have focused our technology development efforts on both improving ease of use and functionality of our reservation, back-end system and mobile (i.e., iOS, Android) applications. We expect technology expenses to increase as we continue to enhance and expand our technological capabilities but to decrease over time as a percentage of revenue as we leverage our technology platform over a larger membership base. We anticipate increasing investment in research and development, notably with respect to integrating our services into vehicles natively, machine learning based process automation and virtual assistance.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See Note 2 to our financial statements for the nine months ended September 30, 2018 and 2017 for information about these critical accounting policies, as well as a description of our other significant accounting policies.

Our interim consolidated financial statements should be read in conjunction with the audited financial statements included in our Current Report on Form 8-K/A filed with the SEC on April 2, 2018, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.

Accounts receivable

Accounts receivable are carried at original invoice amount less an estimate made for holdbacks and doubtful receivables based on a review of all outstanding amounts. We determine the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and set up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. For Dropcar Operating, at September 30, 2018 and December 31, 2017, the accounts receivable reserve was approximately $17,000 and $42,000, respectively. For WPCS, at September 30, 2018 and December 31, 2017, the accounts receivable reserve was approximately $264,000 and $0, respectively.

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

DropCar Operating

DropCar Operating offers a selection of subscriptions and on-demand services which include parking, valet, and access to other services. The contract terms are on a month-to-month subscription contract with fixed monthly or contract term fees. These subscription services include a fixed number of round-trip deliveries of the customer’s vehicle to a designated location. The Company allocates the purchase price among the performance obligations which results in deferring revenue until the service is utilized or the service period has expired. In July 2018, DropCar Operating began assessing demand for a Self-Park Spaces monthly parking plan whereby consumers could designate specific garages for their vehicles to be stored at a base monthly rate, with personal 24/7 access for picking up and returning their vehicle directly, and the option to pay a la carte on a per hour basis for a driver to perform functions such as picking up and returning the vehicle to their front door. This model aligns more directly with how the Company has structured the enterprise B2B side of its business, where an interaction with a vehicle on behalf of its drivers typically generates net new revenue. The DropCar Operating consumer Self-Park Spaces plan combined with its on-demand hourly valet service are the only consumer plans offered from September 1, 2018 onwards. Subscriber plans prior to this date continued to receive service on a prorated basis through the end of August 2018. Additionally, the Company is scaling back its 360 Services for the Consumer portion of the market. As a result of this shift, in August 2018, the Company began to significantly streamline its field teams, operations and back office support tied to its pre-September 1, 2018 consumer subscription plans.

On Demand Valet and Parking Services

DropCar Operating offers to consumers certain on demand services through its mobile application. The customer is billed at an hourly rate upon completion of the services. Revenue is recognized when the Company had satisfied all performance obligations which is upon completion of the service.

DropCar 360 Services

DropCar Operating offers to consumers certain services upon request including vehicle inspection, maintenance, car washes or to fill up with gas. The customers are charged a fee in addition to the cost of the third-party services provided. Revenue is recognized when the Company had satisfied all performance obligations which is upon completion of the service.

On Demand Business-To-Business

DropCar Operating also has contracts with car dealerships, car share programs and others in the automotive industry transporting vehicles. Revenue is recognized at the point in time all performance obligations are satisfied which is when the Company provides the delivery service of the vehicles.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The Company's approximate $3.3 million net loss for the three months ended September 30, 2018 was comprised of the $0.1 million net loss from WPCS and a $3.2 million net loss from DropCar Operating. This compared to a net loss of $2.9 million for the same period in 2017.

The net loss attributable to common stockholders for the three-month period totaled approximately $4.3 million, due to the $3.3 million net loss and $1.1 million of deemed dividends on the exchange of warrants.

Revenues.

The components of revenues are as follows (thousands):

	Three Months Ended September 30,
	2018	2017	% Change
DropCar	$1,389	$1,270	9%
WPCS	3,223	-	100%
Total revenues	$4,612	$1,270	263%

Revenue for the three months ended September 30, 2018 increased approximately $3.3 million, or 263%, to $4.6 million as compared to $1.3 million for the same period in 2017, as: (i) DropCar Operating revenue increased by $0.1 million, or 9%, due to an increase in on-demand services and an increase in subscription revenue of $0.1 million and (ii) WPCS revenue increased $3.2 million, or 100%, as there was no comparative information reported for the prior period.

DropCar Operating

Net Services Revenues

Net services revenues during the three months ended September 30, 2018 totaled $1.4 million, an increase of $0.1 million, or 9%, compared to $1.3 million recorded for the three months ended September 30, 2017. The increase was primarily due to our continued efforts to increase monthly consumer subscriptions. Revenue has increased as a result of marketing and promotion campaigns, word-of-mouth referrals, and adding coverage in the additional markets of Los Angeles, San Francisco and Washington D.C.

Cost of Services

Cost of services during the three months ended September 30, 2018 totaled $1.8 million, an increase of approximately $0.4 million, or 29%, compared to $1.4 million recorded for the three months ended September 30, 2017. The increase was primarily attributable to increases of $0.2 million in wages and related costs, $0.1 million in parking garage fees, and $0.1 million in repairs and damages. During the quarter, the Company significantly reduced its costs on the consumer services side. These cost actions should start to improve the gross margin in the fourth quarter of the year.

Selling, General and Administrative

Selling, general and administrative expenses during the three months ended September 30, 2018 totaled $2.7 million, an increase of $0.4 million, or 17%, compared to $2.3 million recorded for the three months ended September 30, 2017. This was primarily attributable to an increase of $0.8 million in stock based compensation for wages and related, and $0.2 million in other, offset by a decrease of $0.3 million in cash wages and related, and $0.3 in professional consulting.

Depreciation and amortization

Depreciation and amortization during the three months ended September 30, 2018 totaled $92 thousand, an increase of $46 thousand, or 100%, compared to $46 thousand recorded for the three months ended September 30, 2017. This increase was primarily attributable to our increased capitalization of software costs related to our software platform.

Interest expense, net

Interest expense, net during the three months ended September 30, 2018 totaled $0, a decrease of $0.1 million or 100% compared to the $0.1 million recorded for the three months ended September 30, 2017. This decrease is a result of the outstanding convertible notes being converted into equity upon the Reverse Merger. There were no outstanding convertible notes as of September 30, 2018.

Comparison of Nine Months Ended September 30, 2018 and 2017

The Company's approximate $10.7 million net loss for the nine months ended September 30, 2018 was comprised of the $0.4 million net income from WPCS offset by the $11.1 million net loss from DropCar Operating. This compared to a net loss of $5.1 million for the same period in 2017.

Net loss attributable to common stockholders for the nine-month period totaled $12.0 million, due to the $10.7 million net loss and $1.3 million of deemed dividends on the exchange of warrants.

Revenues. The components of revenues are as follows (thousands):

	Nine Months Ended September 30
	2018	2017	% Change
DropCar	$4,955	$2,797	77%
WPCS	10,872	-	100%
Total revenues	$15,827	$2,797	466%

Revenue for the nine months ended September 30, 2018 increased approximately $13.0 million, or 466%, to $15.9 million as compared to $2.8 million for the same period in 2017, as: (i) DropCar Operating revenue increased by $2.2 million, or 77%, due to increases in subscription revenue of $1.6 million and on-demand service revenue of $0.6 million and (ii) WPCS revenue increased $10.9 million, or 100%, as there was no comparative information reported for the prior period.

DropCar Operating

Net Services Revenues

Net services revenues during the nine months ended September 30, 2018 totaled $5.0 million, an increase of approximately $2.2 million, or 77%, compared to $2.8 million recorded for the nine months ended September 30, 2017. The increase was primarily due to our continued efforts to increase monthly consumer subscriptions. Revenue has increased as a result of marketing and promotion campaigns, word-of-mouth referrals, and adding coverage in the additional markets of Los Angeles, San Francisco and Washington D.C.

Cost of Services

Cost of services during the nine months ended September 30, 2018 totaled $6.6 million, an increase of $3.7 million, or 128%, compared to $2.9 million recorded for the nine months ended September 30, 2017. The increase was primarily attributable to increases of $2.7 million in wages and related cost, $0.4 million in parking garage fees, $0.3 million in repairs and damages, $0.1 million in insurance, and $0.2 million in other costs.

Selling, General and Administrative

Selling, general and administrative expenses during the nine months ended September 30, 2018 totaled $8.7 million, an increase of $4.5 million, or 107%, compared to $4.2 million recorded for the nine months ended September 30, 2017. This was primarily attributable to an increase of $0.6 million in cash wages and related, $2.0 million in stock based compensation for wages and related, $0.2 million in professional and consulting, $0.2 in insurance, and $1.5 million in other costs.

Depreciation and amortization

Depreciation and amortization during the nine months ended September 30, 2018 totaled $0.2 million, an increase of $0.1 million, or 100%, compared to $0.1 million recorded for the nine months ended September 30, 2017. This increase was primarily attributable to our increased capitalization of software costs related to our software platform.

Interest expense, net

Interest expense, net during the nine months ended September 30, 2018 totaled $0.4 million, a decrease of $0.3 million, or 43% compared to the $0.7 million recorded for the nine months ended September 30, 2017. This decrease is a result of the outstanding convertible notes being converted into equity upon the Reverse Merger. There were no outstanding convertible notes as of September 30, 2018.

WPCS

For the three and nine months ended September 30, 2018, there is no comparative information for the prior periods, due to the acquisition of WPCS on January 30, 2018; therefore, no variance detail is discussed.

Net revenues for the three and nine months ended September 30, 2018 were approximately $3.2 million and $10.9 million, respectively. Cost of revenues for the three and nine months ended September 30, 2018 were approximately $2.6 million and $8.6 million, respectively. Selling, general and administrative expenses for the three and nine months ended September 30, 2018 were approximately $0.6 million and $1.7 million, respectively. Depreciation and amortization for the three and nine months ended September 30, 2018 were approximately $0.08 million and $0.2 million, respectively. Net interest expense for the three and nine months ended September 30, 2018 were approximately $3 thousand and $4 thousand, respectively.

Liquidity and Capital Resources

Since our inception in September 12, 2014, we have incurred net losses and negative cash flows from operations. For the nine months ended September 30, 2018 and 2017, we had net losses of approximately $10.7 million and $5.0 million, respectively. At September 30, 2018, we had an accumulated deficit of $21.6 million. At September 30, 2018, we had cash of $2.0 million. As discussed above, on March 8, 2018, we entered into the Securities Purchase Agreement with the Investors, pursuant to which we issued to the Investors an aggregate of 26,843 shares of our newly designated Series H-4 Convertible Preferred Stock and warrants to purchase 2,684,300 shares of our common stock (the “Private Placement”). We received proceeds of approximately $6.0 million in connection with the Private Placement.

On January 18, 2018, we sold 60,340 shares of common stock for proceeds of $300,000 to Alpha Capital.

On September 4, 2018, we issued 1,560,696 shares of common stock upon the exercise of 1,560,696 series H-4 warrant for proceeds of approximately $936,000.

We have limited operating history and the sales and income potential of our business and market is unproven. As of September 30, 2018, we had an accumulated deficit of $21.6 million and have experienced net losses each year since our inception. We anticipate that we will continue to incur net losses into the foreseeable future and will need to raise additional capital to continue. Our cash is sufficient to fund our operations into the first quarter of 2019. These factors raise substantial doubt about our ability to continue as a going concern for the twelve months following the date of the filing of this Form 10-Q.

Our plans include raising funds from outside investors reduce annual operating and corporate over expenses, and through the potential sale of our subsidiary, WPCS International Suisan City, Inc. However, there is no assurance that outside funding will be available to us, outside funding will be obtained on favorable terms or will provide us with sufficient capital to meet our objectives. Our financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should we be unable to continue as a going concern. Upon the potential sale of our subsidiary, WPCS, and in the event the transaction is consummated under its anticipated current terms, we would record a material impairment charge to our intangible assets and goodwill.

Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we currently expect. Our monthly spending levels vary based on new and ongoing technology developments and corporate activities. The Company’s cash is sufficient to fund its operations into the first quarter of 2019.

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

Net cash used in operating activities for the nine months ended September 30, 2018 was approximately $10.1 million, which includes a net loss of approximately $10.7 million, offset by non-cash expenses of approximately $2.7 million principally related stock-based compensation expense of $2.0 million, and depreciation and amortization of approximately $0.5 million, and approximately $2.1 million of cash used from a change in net working capital items principally related to the decrease in contract liabilities, and accounts payable and accrued expenses, and to the increase of contract assets, deferred income, and prepaid expenses.

Net cash used in operating activities for the nine months ended September 30, 2017 was approximately $3.0 million, which includes a net loss of approximately $5.1 million, offset by non-cash expenses of approximately $1.5 million principally related to stock based compensation and amortization of debt discount, approximately $0.6 million of cash provided from a change in net working capital items principally related to the increase in accounts payable, accrued interest and deferred income of $0.8 million, offset by an increase of accounts receivable and prepaid expenses of approximately $0.2 million.

Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2018 of approximately $4.6 million primarily resulted from $4.9 million received upon the acquisition of WPCS net of $0.4 million used for the purchase of fixed assets and capitalization of software costs.

Cash used in investing activities during the nine months ended September 30, 2017 of approximately $0.3 million primarily resulted from capitalization of software costs.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2018 of approximately $7.1 million primarily resulted from proceeds of $6.0 million for the sale of the Series H-4 Shares and warrants, $0.9 million from the issuance of common stock in connection with exercise of Series H-4 warrants, and $0.3 million for the sale of common stock, offset by financing costs related to the Series H-4 Shares and warrants of approximately $0.1 million.

Cash provided by financing activities for the nine months ended September 30, 2017 totaled approximately $3.3 million primarily resulted from proceeds of $3.3 million from the issuance of convertible notes and warrants and $0.2 million from the issuance of preferred stock and subscription receivable, offset by offering costs of $0.3 million.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2018.

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

Management continues to evaluate potential areas for improvement in the Company’s disclosure controls and procedures and has implemented certain measures including additional cash controls, dual-signature procedures, and other review and approval processes by the Company’s management team. The Company intends to hire additional personnel to allow for improved financial reporting controls and segregation of duties when the Company’s operations and revenues have grown to the point of warranting such controls.

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

As further discussed elsewhere in this Quarterly Report on Form 10-Q, in July 2018, we began assessing demand for a Self-Park Spaces monthly parking plan in our B2C business. This model aligns more directly with how we have structured the enterprise B2B side of our business. We have decided that the Self-Park Spaces plan will be the only consumer parking plan that we will offer consumers after September 1, 2018. As a result of this shift, in August 2018, we began to significantly streamline our field teams, operations and back office support tied to our pre-September 1, 2018 consumer subscription plans. If we are unsuccessful in maintaining and growing our subscription revenue under our newly structured B2C business, our business, financial position, results of operations, and cash flows may be adversely affected.

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

As described elsewhere in this Quarterly Report on Form 10-Q, on August 9, 2018, we entered into a binding term sheet with the management of WPCS International Suisun City, Inc. for the sale of select assets and liabilities of our WPCS business for $3.5 million. The binding nature of this term sheet expired on September 21, 2018 due to the failure of the management of WPCS International Suisun City, Inc. to obtain adequate financing. The Company and the management of WPCS International Suisun City, Inc. have continued to work together towards completing this transaction. A new source of financing has been identified and the sale is currently positioned as a stock sale. It is anticipated that the transaction will close in the 4th quarter of 2018, however, there can be no assurance that the sale will be consummated on the terms previously negotiated or at all. The contemplated sales price is expected to be below the carrying value of the Company's goodwill and intangibles. In the event the transaction is consummated under its current terms, the Company would record a material impairment charge. We cannot assure you that the proposed sale will be completed in the time frame we currently anticipate or at all. In addition, the value of our common and preferred stock may decline if the proposed sale is not completed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as set forth below, there have been no other unregistered sales of equity securities during the three months ended September 30, 2018.

In connection with the Repricing Offer Letter described above under Note 8 – Exercise of Series H-4 Warrants and Issuance of Series J Warrants, on September 4, 2018, the Company issued Series J Warrants to purchase up to 1,560,696 shares of common stock.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 14, 2018, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and between the Company and an existing investor (the “Purchaser”), pursuant to which the Company agreed to issue to the Purchaser, in a registered direct offering (the “Offering”), Pre-Funded Series K Warrants (the “Pre-Funded Series K Warrants”) to purchase an aggregate of 1,666,666 shares of Common Stock (the “Warrant Shares”).  The price to the Purchaser for each Pre-Funded Series K Warrant was $0.59.  The Pre-Funded Series K Warrants are immediately exercisable at a price of $0.01 per share of Common Stock.

The net proceeds to the Company from the Offering, after deducting the Company’s estimated offering expenses, is expected to be approximately $983,333.

The Pre-Funded Series K Warrants and the Warrant Shares are being offered by the Company pursuant to a registration statement on Form S-3 (File No. 333-227858), which was initially filed with the Securities and Exchange Commission (the “Commission”) on October 16, 2018 and was declared effective by the Commission on November 9, 2018 (the “Registration Statement”).  A related prospectus supplement dated November 14, 2018 and the accompanying prospectus dated November 9, 2018 will be filed with the Securities and Exchange Commission (the “SEC”) in connection with the Offering.

The foregoing is only a summary of the material terms of the documents related to the Offering. The foregoing descriptions of the Purchase Agreement and the Pre-Funded Series K Warrant are qualified in their entirety by reference to each of the forms of Purchase Agreement and Pre-Funded Series K Warrant, which are filed as Exhibits 10.2 and 4.4, respectively, to this Quarterly Report on Form 10-Q, which are incorporated herein by reference.  A copy of the opinion of Mintz, Levin, Cohn, Ferris, Glovsky & Popeo, P.C., relating to the legality of the issuance in the Offering is attached hereto as Exhibit 5.1.

Item 6. Exhibits.

Exhibit
Number	Description

3.1
Certificate of Amendment to Certificate of Designations, Preferences and Rights of the Series H-4 Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 of the Form 8-K filed on September 10, 2018.

4.1	Form of Series J Warrant, incorporated by reference to Exhibit 4.1 of the Form 8-K filed on September 4, 2018.

4.2	Form of Series J Warrant, as amended, incorporated by reference to Exhibit 4.1 of the Form 8-K filed on September 10, 2018.

4.3	Form of Warrant Amendment to Series H-4 Warrant to Purchase Common Stock, incorporated by reference to Exhibit 4.2 of the Form 8-K filed on September 10, 2018.

4.4	Form of Pre-Funded Series K Warrant

5.1	Opinion of Mintz, Levin, Cohn, Ferris, Glovsky & Popeo, P.C.

10.1	Form of Repricing Offer Letter, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on September 4, 2018.

10.2	Form of Securities Purchase Agreement, dated as of November 14, 2018, by and between the COmpany and the purchaser party thereto.

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from this Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DropCar, Inc.

Date: November 14, 2018	By:	/s/ Spencer Richardson
Spencer Richardson
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2018	By:	/s/ Paul Commons
Paul Commons
Chief Financial Officer (Principal Financial and Accounting Officer)