Form 10-K
period 2018-12-31
DropCar, Inc.
filed 2019-04-03
CIK 1086745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number: 001-34643

DROPCAR, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 1412 Broadway, Suite 2105 New York, New York (Address of principal executive offices)	98-0204758 (I.R.S. Employer Identification No.) 10018 (Zip Code)

Registrant’s telephone number, including area code (646) 342-1595

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.0001 Par Value Per Share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐

 Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☑    No   ☐

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, or the average bid and asked price of the common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter was $5,724,980.

As of March 27, 2019 there were 3,440,258 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for in Item 12 of Part III will be included in an amendment to this Annual Report on Form 10-K.

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

This Annual Report on Form 10-K includes the accounts of DropCar, Inc. (“DropCar”) and its current and former wholly and majority-owned subsidiaries collectively referred to as “we”, “us”, “our” or the "Company". United States-based subsidiaries include or included WPCS International – Suisun City, Inc. (the “Suisun City Operations”). The Suisun City Operations has been sold and is treated as a discontinued operation.

PART 1

ITEM 1 – BUSINESS

Recent Developments

Intention to Explore Strategic Opportunities

On March 8, 2019, we announced that we had initiated a process to evaluate strategic opportunities to maximize shareholder value. While management continues to focus on our business activities and operations, this process will consider a range of potential strategic opportunities including, but not limited to, business combinations.

Sale of Suisun City Operations

On December 24, 2018, we completed the previously announced sale of WPCS International – Suisun City, Inc., a California corporation (the “Suisun City Operations”), our wholly-owned subsidiary, pursuant to the terms of a stock purchase agreement, dated December 10, 2018 (the “Purchase Agreement”) by and between us and World Professional Cabling Systems, LLC, a California limited liability company (the “Purchaser”). Upon the closing of the sale, the Purchaser acquired all of the issued and outstanding shares of common stock, no par value per share, of Suisun City Operations, for an aggregate purchase price of $3,500,000.

Departure and Appointment of Chief Financial Officer

On February 14, 2019, our Board approved (1) the termination of Paul Commons as Chief Financial Officer and any other positions on which he served with respect to us and our subsidiaries and affiliates, and (2) the appointment of Mark Corrao as our new Chief Financial Officer, in each case effective as of February 28, 2019.

Reverse Stock Split

On March 8, 2019, we filed a certificate of amendment to our amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a one-for-six reverse stock split of our outstanding shares of common stock. Such amendment and ratio were previously approved by our stockholders and board of directors, respectively. As a result of the reverse stock split, every six shares of our outstanding pre-reverse split common stock were combined and reclassified into one share of common stock. Proportionate voting rights and other rights of common stock holders were not affected by the reverse stock split. Stockholders who would otherwise have held a fractional share of common stock received payment in cash in lieu of any such resulting fractional shares of common stock, as the post-reverse split amounts of common stock were rounded down to the nearest full share. Unless otherwise noted, all share and pershare data included in these financial statements retroactively reflect the 1-for-6 reverse stock split.

Business

Merger

On January 30, 2018, we completed our business combination with DropCar, Inc. (“Private DropCar”) in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of September 6, 2017, as subsequently amended, by and among us, DC Acquisition Corporation (“Merger Sub”), and Private DropCar (as amended, the “Merger Agreement”), pursuant to which Merger Sub merged with and into Private DropCar, with Private DropCar surviving as our wholly owned subsidiary (the “Merger”). On January 30, 2018, in connection with, and prior to the completion of, the Merger, we effected a 1:4 reverse stock split of our common stock (the “Reverse Stock Split”), and on January 30, 2018, immediately after completion of the Merger, we changed our name to “DropCar, Inc.”

Under the terms of the Merger Agreement, we issued shares of our common stock to Private DropCar’s stockholders, at an exchange ratio of 0.3273 shares of our common stock, after taking into account the Reverse Stock Split, for each share of (i) Private DropCar common stock and preferred stock and (ii) Private DropCar warrants, in each case, outstanding immediately prior to the Merger. The exchange ratio was determined through arms’-length negotiations between us and Private DropCar.

Immediately after the Merger, there were 1,301,987 shares of our common stock outstanding. Immediately after the Merger, the former security holders of Private DropCar, together with Private DropCar advisors in connection with the Merger, Alpha Capital Anstalt and Palladium Capital Advisors, owned approximately 77.1% of our outstanding common stock, with our stockholders immediately prior to the Merger owning approximately 22.9% of our outstanding common stock.

In connection with the Merger, Private DropCar was deemed to be the accounting acquirer because the stockholders of Private DropCar effectively control the combined company following the Merger. The Merger was treated as a reverse acquisition.

We issued 22,850 warrants and paid approximately $208,000 in cash to Palladium Capital Advisors, LLC for services rendered in connection with the exercise of outstanding warrants prior to the merger.

DropCar

We are a New York City based corporation incorporated in the State of Delaware on December 18, 1997 under the name “Internet International Communications Ltd.” Pursuant to a Certificate of Amendment to our Certificate of Incorporation filed on December 23, 2004, our name was changed to “WPCS International Incorporated.” On January 30, 2018, we completed the Merger (as described above) and our name was changed to DropCar, Inc.

We provide consumer and enterprise solutions to urban automobile-related logistical challenges. The DropCar business is a provider of automotive vehicle support, fleet logistics and concierge services for both consumers and businesses in automotive-related industries. In 2015, we launched our cloud-based Enterprise Vehicle Assistance and Logistics (“VAL”) platform and mobile application (“App”) to assist customer consumers and companies in reducing the costs, hassles and inefficiencies of owning or servicing vehicles in urban centers. Our VAL platform is a web-based interface facilitating our core service by coordinating the movements and schedules of our trained valets who pick up and drop off cars at dealerships, customer and other locations. The App tracks progress and provides real-time email and/or text notifications on status to customers, increasing the quality of communication and customer satisfaction. To date, we operate our business-to-consumer (“B2C”) services within the greater New York City metropolitan area and operate our business-to-business (“B2B”) services across the greater New York City metropolitan area, New Jersey, Washington D.C., Baltimore, Los Angeles and San Francisco. Expanding city populations have created a growing dependence on cars for urban mobility; however, the supply of vehicle services (i.e., garages, service centers, etc.) has continued to decrease as rising costs and other factors have made access to such services increasingly limited. To solve for these systemic urban mobility challenges, our technology captures and analyzes real-time data to dynamically optimize a rapidly growing network of professional valets across a suite of vehicle transport and high-touch support services.

We believe that consumers value the flexibility and comfort of having a personal vehicle but are restricted by dependence on the location of garages, service centers, parking solutions and maintenance. The continued population migration into cities and corresponding general increase in real estate prices are compounding this consumer burden. We seek to solve this problem by freeing consumers from the reliance on the location of automotive infrastructure generally necessary to own a vehicle in an urban area.

For our consumer customers, we provide a balance of increased consumer flexibility and lower cost by aggregating demand for parking and other automotive services and facilitating their fulfillment through our network of vendor partners in and around urban areas providing access and convenience to areas not currently being served. Beyond the immediate unit economic benefits of securing discounts from vendor partners based on their excess capacity, we believe there are significant opportunities for our platform to expand throughout the vehicle lifecycle and supply chain.

Our business customers, including, among others, original equipment manufacturers (“OEMs”), dealers and other service providers in automotive-related industries are increasingly challenged with consumers who have limited time to bring their vehicles for maintenance and service, making it difficult to retain valuable post-sale service contracts or scheduled consumer maintenance and service appointments with many urban customers. Additionally, many of the vehicle support centers for automotive providers (i.e., dealerships and bodywork and diagnostic shops) have moved out of urban areas, making it more challenging for these OEMs and dealers to provide convenient and efficient service for their consumer and business clientele. Similarly, shared mobility providers and other fleet managers, such as rental car companies, face a similar urban mobility challenge: transporting cars to and from service bays, rebalancing vehicle availability to meet demand and transporting vehicles from dealer lots to fleet locations.

In response to this growing urban, automotive mobility challenge, we work directly with our business customers operating in automotive related industries to provide them with the option to have our valets transport vehicles to and from their businesses or their customer locations. Our business customers can leverage our services to drive new revenue from new and existing customers, including customers from within our consumer subscription base.

We offer our business services at a fraction of the cost of many alternatives, including other third party services and expensive in-house resources, because our pricing model reduces and/or eliminates downtime expense while also giving clients access to a network of trained valets on demand that can be scaled up or down based on the business customer’s real-time needs. We support this model by maximizing the utilization of our employee-valet workforce across a curated pipeline available to both our consumer and business customer network.

While our current business-to-business (“B2B”) and business-to-consumer (“B2C”) services generate revenue and help meet the unmet demand for vehicle support services, we are also building out a platform and customer base that positions us well for future application in automotive-related industries where vehicle ownership and utilization may become increasingly car-shared or subscription-based with transportation services and concierge service options customized to match a customers’ immediate needs. For example, certain car manufacturers are testing new services in which customers pay the manufacturer a flat fee per month to have access to a number of different vehicle models for a specified length of time. We believe that our unique blend of B2B and B2C services make us well suited to introduce and provide the services necessary to add value in this next generation of automotive subscription services.

 How DropCar Works

 Business-to-Consumer (“B2C”)

Our customers use DropCar to reduce the cost and hassles of owning a car. We have three core B2C services:

●
Self-Park Storage — When a B2C customer living within Manhattan or Brooklyn needs to find a monthly parking spot near their residence or other desired location, the B2C customer uses the DropCar App to locate a nearby garage with available space and can sign up for garage access on a monthly basis. This monthly self-park storage subscription ranges in price from $249 to $600 per month based on garage location, a discount to what we believe to be the typical cost of garage parking in New York City.
●
Hourly Parking and Driver Services “WILL” Service — We offer a separate service for B2C customer car owners who want to avoid the hassle of finding a parking space in Manhattan, Brooklyn and surrounding cities during short time windows (i.e., for a meeting, dinner, sports game, etc.). Using the App, a B2C customer can schedule a valet to meet at a specific location and time, and the valet will remain with the vehicle until the owner returns, or the valet can continue to drive with the owner to other locations, as is common using the services provided by Uber or Lyft, except under this service, the B2C customer is in their own personal vehicle. This service turns B2C customers vehicles into a true personal mobility solution.
●
Maintenance and Other Services (“DropCar 360”) — Our valets can also provide for our B2C customers’ other vehicle service-related needs, such as fueling, car washing, scheduled maintenance, and detailing. We believe these services result in higher customer satisfaction when compared to simple valet services, as well as an increased average revenue per B2C customer because of the incremental revenue generated on such services, including revenue generated by the valets time, and any additional a la carte service fees.

Business-to-Business (“B2B”)

Our B2B customers rely on us to facilitate selling, leasing, renting and sharing their vehicles at scale in urban centers. While the types of businesses we work with are continuing to expand, our current primary B2B customers include:

●
OEMs, Dealers, and Leasing Agents — Using our technology platform and large network of readily available valets, we enable branded automobile dealerships, leasing companies, peer to peer platforms and OEMs to offer a unique level of convenience for their service center operations and customers by providing efficient pick-up and drop-off service. We also enable automotive-related companies to track and digitize the lifecycle of their vehicle movements; many of these companies have never had the technology or resources to track such data prior to our engagement. The combination of easy to access high-touch service fulfillment plus data maturation is allowing our B2B customers the ability to more quickly launch new service offerings without the need to incur the heavy up-front investments or long-term commitments historically associated with building and managing a dedicated in-house workforce. Dealers, peer to peer market places and manufacturers can leverage our fully hosted middleware and mobile App or can integrate our service into their own consumer mobile apps (or directly into the vehicle’s native software (e.g., OnStar®)) for seamless scheduling, maintenance and delivery services. In addition, our B2B customers can integrate our cost saving and convenient consumer support services and subscriptions (i.e., parking, fueling and washing, etc.) directly into their showroom sales and leasing offerings to increase the likelihood of a sale.

●
Fleets and Car Sharing — Strong growth in “e-hailing” and shared mobility/car sharing services, along with the burgeoning response from the traditional rental car industry, has increased consumer expectations for more flexibility and reliability from their automotive and transportation service providers. At the same time, consumers continue to increase their sensitivity to price. As a result, businesses in these industries are moving quickly to identify opportunities to protect their operating margin while building competitive differentiation through the integration of services attractive to consumer needs.

This trend has created highly fertile ground for us to establish ourselves as a backbone partner with companies and platforms seeking to compete in this highly competitive sector by providing the same set of logistical support services and consumer facing add-on services that our service provides to OEMs, peer to peer platforms, dealers and leasing agents. In 2018, we entered into several service agreements to provide transport, prep, vehicle registration, cleaning and maintenance services for a customer’s fleet of vehicles in a metropolitan area to support its on-demand car sharing service. These services will be provided and coordinated through access to our VAL platform, which enables the fleet managers to schedule and track movements and services via a dedicated, secure portal.

●
Real Estate — We understand that parking spots in on-site garages often decrease the overall value of property. Developers are often able to add value by using the space that would otherwise be used for parking spots for other alternatively valuable purposes. At the same time, certain cities across the United States are placing caps on the total number of parking spaces per unit for new developments. While this may benefit developers, it may be negative for prospective tenants who own cars.

We believe that our vehicle storage and delivery service positions us well within the new ecosystem — where our “virtual garage” provides consumers greater flexibility with transportation related solutions while helping reduce stress and costs associated with existing garages and crowded street parking.

DropCar Informatics

We also enable automotive-related businesses to capture, analyze and catalog critical data that is compiled into searchable databases about their customers and operations, including real time vehicle tracking, vehicle photos, vehicle inspection summaries as well as consumer profiles and preferences.

We are actively integrating new tools into our platform to help businesses launch new products and services to deepen their customer relationships beyond the point of sale, including consumer facing scheduling websites and tools for marketing into our own consumer subscriber base.

Vertical Integration and Future of Automotive Space

●
Vertical Integration — Today, we leverage our ability to aggregate demand around our core services alongside our logistics and fulfillment infrastructure to form margin attributive relationships with third party vendors looking to grow their businesses. However, as our databases expand and we increase the predictability of our clients’ needs across these respective services, we may seek to acquire assets and service businesses to further try and increase margins and synergies while generating incremental investment returns derived from these assets.

●
Future of Automotive Industry — Many automotive companies, rental car companies and car sharing programs are developing subscription models, peer to peer models and service portfolios to cater to increasingly personalized customer preferences. These trends are symptomatic of the broader market shift towards a car share and subscription-based economy to accommodate the greater value consumers are placing on the flexibility and option of paying for products and services on demand as opposed to traditional automobile ownership. We continue to offer our “micro logistics support services” for the vehicle lifecycle which may eventually go beyond our current mobile App, and into vehicles directly.

Sales and Marketing

We currently use select digital marketing efforts to drive awareness of our B2C and B2B businesses. B2C business development has been driven by these marketing efforts and word-of-mouth referrals. The B2B business development has been achieved through the traditional direct sales efforts by our executives to companies in the automotive supply chain, rental car, fleet, shared and peer to peer mobility industries.

Employees

As of March 11, 2019, our DropCar business had 88 full time employees and 5 part time employees, including 70 licensed drivers. We believe that our relations with our employees are good.

Properties

For our DropCar self-park business we have month to month agreements with a number of garage companies strategically located throughout Manhattan and Brooklyn, which among other items, permit our customers parking access. Through our large inventory of monthly subscriptions, we are able to favorably negotiate underutilized parking spaces throughout our coverage areas and cost effectively store vehicles for our B2C customers. We also have certain arrangements from time to time with garage facilities for specific event days and other parking needs where an event is seeking our valet services.

Intellectual Property

Our primary source of revenue is generated by our service offerings through our proprietary mobile App, available for download on the Apple iTunes App Store and the Google Play Store. We developed our App using a dedicated third-party code development team. We own the software code associated with our mobile App. The DropCar App centralizes and automates the management of our reservations, vehicle locations, customer service and payment to optimize customer experience, minimize costs and leverage efficiencies.

Our reservation system is built on a mix of open source web applications and in-house technology developed by our technology team to enable existing users to reserve our services using mobile applications on the iPhone or Android platforms. Through our reservation system, customers have around-the-clock access to the complete, real-time availability of our services and can manage all necessary transactions electronically.

We use third party software for our credit card payment processing which has been integrated directly into our application platform. This third-party payment processing software allows us to provide for accurate billing and timely payment and gives us the flexibility to scale the business.

We designed and built our technology with the goal of providing the most convenient, efficient and reliable service possible. Our iPhone and Android applications are examples of how we continue to seek ways to improve and simplify the customer experience. We continue to invest in improving our technology platform to meet the needs of our growing business.

In addition, the DropCar name and design mark are federally registered U.S. trademarks, with registrations effective until November 30, 2022 and May 1, 2023, respectively, subject to renewal.

Competition

With respect our B2C services, our competitors include traditional parking garages and service centers, emerging maintenance and repair mobile application providers and alternatives to traditional car ownership and leasing for personal mobility (i.e., e-hailing. car sharing, renting, etc.).

While these alternatives to traditional car ownership and leasing are competitors to our B2C business, they are target clients for our B2B business services and as such are not seen as true competitors. There are, however, separate B2B focused automotive logistics and support platforms that compete with our B2B business.

●
Traditional Parking Garages and Service Centers — Our B2C offering competes directly with on-site parking garages. Our service offering presumes that parking a car in an urban setting remains challenging and expensive. We compete with traditional valet parking facilities as well as on-site parking garages which may offer more convenient options to consumers than our services. The same competitive risks exist for local repair shops and service centers.

We believe, however, that consumers and businesses alike are increasingly looking for vehicle support services to help clients avoid sacrificing valuable time and convenience.

Historically, companies such as Luxe, which closed operations in July 2017 and subsequently sold their technology to Volvo in September 2017, and Valet Anywhere, which closed operations in July 2016, have unsuccessfully tried to build similar on-demand service models. We believe these companies failed due to multiple factors, including the use of expensive in-city garages, a parking-only focus and low valet utilization rates directed only to servicing consumers (B2C). Unlike these historical competitors, we attempt to solve for these issues by offering a self-service option priced at a positive gross margins and billed in advance of the month’s usage, and by seeking to more effectively optimize valet utilization across both B2C and B2B clients. We believe that this diversification of services and revenue streams is critical for building a more compelling and scalable vehicle support platform that is positioned to benefit from larger urban mobility trends.

●
Emerging Maintenance and Repair Mobile Apps — Our B2C offering competes directly with new mobile applications that seek to connect local repair shops and mechanics with customers for on-site car service fulfillment, including companies such as YourMechanic, Wrench, SQKY, Filld and RepairPal. Our 360 Repair Services has been de-emphasized for the consumer since the middle of 2018 and we are assessing the future direction of this offering. We continue to offer simple maintenance services.

Many of these competitors do not include transportation of the vehicle for servicing but bring the service to the vehicle. We believe this limits the scope of services that can be provided and also poses significant logistical challenges in busy urban environments that is likely to limit the ability to grow such operations. Moreover, our approach to consolidating such support services in parallel with our short-term and long-term parking solutions creates a simpler “one stop shop” experience which we believe is attractive to time-pressed consumers and businesses.

●
B2B Automotive Logistics and Transport — Our B2B offering competes directly with other automotive logistics and transport companies such as RedCap, MyKarma and Stratim (formerly Zirx). These companies, like us, seek to work with OEMs, dealers, car sharing programs, and other automotive companies to assist in the management of fleet transportation and servicing.

Many of these B2B competitors, including Stratim and RedCap, rely on third-party firms to provide independent contractors to ultimately fulfill their vehicle transportation services. Unlike these competitors, we are investing in our own employee-based workforce which not only increases the speed at which we can respond to the needs of our B2B clients, but we also believe that it is critically important for attracting the best talent and ensuring the highest levels of reliability. Moreover, our B2B clients enjoy the security of a clear vendor relationship, which avoids the uncertainties associated with independent contractor relationships. We believe our unique B2C value proposition and services supports confidence in our value as a logistics partner as well as provides additional opportunities to partner with us as a lead generation partner for new business.

Government Regulation

Other than to maintain our corporate good standing in the jurisdictions in which we operate and laws and regulations affecting employers generally, we do not believe we are currently subject to any direct material government regulations or oversight. We do not own the vehicles that are used in DropCar’s business service (other than the vehicles we own to deploy valets), nor do we currently own any of the facilities used to store or service such vehicles. Although various jurisdictions and government agencies are considering implementing legislation in response to the rise of other ride- and car-sharing enterprises, such as Uber Technologies Inc., currently no such legislation exists that we believe has jurisdiction over, or applicability to, our operations.

ITEM 1A – RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risk factors set forth in our most recent annual and quarterly filings with the SEC before purchasing our securities. The risks and uncertainties we have described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our operations. The occurrence of any of these risks might cause you to lose all or part of your investment in the offered securities.

Risks Related to Our DropCar Business

We have a history of losses and may be unable to achieve or sustain profitability.

We have incurred net losses in each year since our inception and as of December 31, 2018, we had an accumulated deficit of $29.8 million. Such losses are continuing to date. We do not know if our business operations will become profitable or if we will continue to incur net losses in the future. Our management expects to incur significant expenses in the future in connection with the development and expansion of our business, which will make it difficult for us to achieve and maintain future profitability. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, there can be no certainty regarding if or when we will achieve profitability, or if such profitability will be sustained.

Historical losses and negative cash flows from operations raise doubt about our ability to continue as a going concern.

Historically, we have suffered losses and have not generated positive cash flows from operations. This raises substantial doubt about our ability to continue as a going concern. The audit report of EisnerAmper LLP for the year ended December 31, 2018 on our financial statements contained an explanatory paragraph expressing doubt about our ability to continue as a going concern.

We have a limited operating history which makes it difficult to predict future growth and operating results.

We have a relatively short operating history which makes it difficult to reliably predict future growth and operating results. We face all the risks commonly encountered by other businesses that lack an established operating history, including, without limitation, the need for additional capital and personnel and intense competition. There is no relevant history upon which to base any assumption as to the likelihood that our business will be successful.

We will require substantial additional funding, which may not be available on acceptable terms, or at all.

We have historically used substantial funds to develop our VAL platform and will require substantial additional funds to continue to develop our VAL platform and expand into new markets. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing technology developments and corporate activities. To date, we have primarily financed our operations through sales of our securities. We may intend to seek additional funding in the future through equity or debt financings, credit or loan facilities or a combination of one or more of these financing sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all.

If we raise additional funds by issuing equity or convertible debt securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of equity securities received any distribution of corporate assets.

If we are unable to obtain funding on a timely basis or on acceptable terms, or at all, we may have to delay our plans for expansion, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities.

Because our VAL platform operates in a relatively new market, we must actively seek market acceptance of our services, which we expect will occur gradually, if at all.

We derive, and expect to continue to derive, a substantial portion of our revenue from our VAL platform, which is part of a relatively new and evolving market. Our services are substantially different from existing valet, parking, maintenance and car storage services and many potential clients may be reluctant to utilize our services until they have been tested in more established commercial operations over a significant period. As a result, we may have difficulty achieving market acceptance for our platform. If the market for our services fails to grow or grows more slowly than we currently anticipate, our business would be negatively affected. To date, we primarily operate in the New York City, New Jersey, Washington D.C., Baltimore, Los Angeles and San Francisco metropolitan areas. We have targeted expansion into markets we believe are most likely to adopt our platform. However, our efforts to expand within and beyond our current market may not achieve the same success, or rate of adoption, that we have achieved to date.

Future growth may place significant demands on our management and infrastructure.

Our business is logistically and technologically complex. This complexity has placed and may continue to place significant demands on our management and our operational and financial infrastructure, and it may be challenging to sustain in future growth periods. Many of our systems and operational practices were implemented when we were at a smaller scale of operations. In addition, as we grow, we must implement new systems and software to help run our operations and must hire additional personnel. As our operations grow in size, scope and complexity, we will need to continue to improve and upgrade our systems and infrastructure to offer an increasing number of clients enhanced services, solutions and features. We may choose to commit significant financial, operational and technical resources in advance of an expected increase in the volume of our business, with no assurance that the volume of business will increase. Growth could also strain our ability to maintain reliable service levels for existing and new clients, which could adversely affect our reputation and business in the future. For example, in the past, we have experienced, and may in the future experience, situations where the demand for our services exceeded our estimates and our employee base was, and may in the future be, insufficient to support this higher demand. Our client experience and overall reputation could be harmed if we are unable to grow our employee base to support higher demand.

In addition, the financial results for the fiscal year ended December 31, 2018, include the impact of reflecting the results of operations, financial condition and cash flows of WPCS International – Suisun City, Inc., as discontinued operations. We completed the sale on December 24, 2018, and accordingly, we reflected income from operations of discontinued component of $315,119 and loss on sale of component of $4,169,718 for a total loss on discontinued operations of $3,854,599.

Competition for staffing, shortages of qualified drivers and union activity may increase our labor costs and reduce profitability.

Our operations are conducted primarily with employee drivers. Recently, there has been intense competition for qualified drivers in the transportation industry due to a shortage of drivers. The availability of qualified drivers may be affected from time to time by changing workforce demographics, competition from other transportation companies and industries for employees, the availability and affordability of driver training schools, changing industry regulations, and the demand for drivers in the labor market. If the industry-wide shortage of qualified drivers continues, we will likely have difficulty attracting and retaining enough qualified drivers to fully satisfy customer demands. Due to the current highly-competitive labor market for drivers, we may be required to increase driver compensation and benefits in the future, or face difficulty meeting customer demands, all of which could adversely affect our profitability.

If our labor costs increase, we may not be able to raise rates to offset these increased costs. Union activity is another factor that may contribute to increased labor costs. We currently do not have any union employees, and any increase in labor union activity could have a significant impact on our labor costs. Our failure to recruit and retain qualified drivers, or to control our labor costs, could have a material adverse effect on our business, financial position, results of operations, and cash flows.

Deterioration in economic conditions in general could reduce the demand for our services and damage our business and results of operations.

Adverse changes in global, national and local economic conditions could negatively impact our business. Our business operations are concentrated and will likely continue to be concentrated in large urban areas, and business could be materially adversely affected to the extent that weak economic conditions result in the elimination of jobs and high unemployment in these large urban areas. If deteriorating economic conditions reduce discretionary spending, business travel or other economic activity that fuels demand for our services, our earnings could be reduced. Adverse changes in local and national economic conditions could also depress prices for our services or cause individual and/or corporate clients to cancel their agreements to purchase our services. Moreover, mandated changes in local and/or national compensation as it relates to minimum wage, overtime, and other compensation regulations may have an adverse impact on our profitability.

We expect to face intense competition in the market for innovative logistics, valet and car storage services, and our business will suffer if we fail to compete effectively.

While we believe that our platform offers a number of advantages over existing service providers, we expect that the competitive environment for our logistics, valet and storage services will become more intense as companies enter the market. In addition, there are relatively low barriers to entry into our DropCar business. Currently, our primary competitors are public transportation, logistics, traditional valet and car storage providers, car sharing services and traditional rental car companies that have recently begun offering more innovative services. Many of our competitors have greater name recognition among our target clients and greater financial, technical and/or marketing resources than we have. Our competitors have resources that may enable them to respond more quickly to new or emerging technologies and changes in client preferences. These competitors could introduce new solutions with competitive prices or undertake more aggressive marketing campaigns than us. Failure to compete effectively could have a material adverse impact on our results of operations.

Our long-term sustainability relies on our ability to anticipate or keep pace with changes in the marketplace and the direction of technological innovation and customer demands.

The automotive industry, especially the vehicle support segment of the automotive industry in which we operate, is subject to intense and increasing competition and rapidly evolving technologies. We believe that the automotive industry will experience significant and continued change in the coming years. In addition to traditional competitors, we must also be responsive to the entrance of non-traditional participants in the automotive industry. These non-traditional participants, such as ride-sharing companies and autonomous vehicles, may seek to disrupt the historic business model of the industry through the introduction of new technologies, new products or services, new business models or new methods of travel. To compete successfully, we will need to demonstrate the advantages of our services over alternative solutions and services, as well as newer technologies. Failure to adapt to innovations in technology and service offerings in the automotive space could have a material adverse impact on our ability to sustain our business and remain competitive.

Our growth depends on our ability to gain sustained access to a sufficient number of parking locations on commercially reasonable terms that offer convenient access in reaching our clients.

We currently operate Self-park in New York City and expect that our future growth may focus on expansion into other large cities. We must therefore compete for limited parking locations. Many cities are densely populated and parking locations may not be available at locations that provide convenient access to our clients or on terms that are commercially reasonable. If we are unable to gain sustained access to a sufficient number of parking locations that are convenient to our clients, our ability to attract and retain clients will suffer. This challenge of finding adequate parking will grow if we are able to successfully grow our subscriber base. If we are unable to gain sustained access to a sufficient number of parking locations, or we are unable to gain such access on commercially reasonable terms, this could have a material adverse impact on our business, financial condition and results of operations.

If we fail to successfully execute our growth strategy, our business and prospects may be materially and adversely affected.

To date, we primarily operate in the New York metropolitan area. Our growth strategy includes expanding our services to new geographic locations, which may not succeed due to various factors, including one or more of the following: competition, our inability to build brand name recognition in these new markets, our inability to effectively market our services in these new markets or our inability to deliver high-quality services on a cost-effective and continuous and consistent basis. In addition, we may be unable to identify new cities with sufficient growth potential to expand our network, and we may fail to attract quality drivers and other employees and/or establish the necessary commercial relationships with local vendors that are required in order to deliver our services in these areas. If we fail to successfully execute our growth strategy, we may be unable to maintain and grow our business operation, and our business and prospects may be materially and adversely affected.

We may experience difficulties demonstrating the value to customers of newer, higher priced and higher margin services if they believe existing services are adequate to meet end customer expectations.

As we develop and introduce new services, we face the risk that customers may not value or be willing to purchase these higher priced and higher margin services due to pricing constraints. Owing to the extensive time and resources that we invest in developing new services, if we are unable to sell customers new services, our revenue could decline and our business, financial condition, operating results and cash flows could be negatively affected.

If efforts to build and maintain strong brand identity are not successful, we may not be able to attract or retain clients, and our business and operating results may be adversely affected.

We believe that building and maintaining our brand is critical to the success of our business. Consumer client and automotive awareness of the brand and its perceived value will depend largely on the success of marketing efforts and the ability to provide a consistent, high-quality client and business experience. Conversely, any failure to maximize marketing opportunities or to provide clients with high-quality valet, logistics, maintenance and storage experiences for any reason could substantially harm our reputation and adversely affect our efforts to develop as a trusted brand. To promote our brand, we have made, and will continue to make, substantial investments relating to advertising, marketing and other efforts, but cannot be sure that such investment will be successful.

Furthermore, as the primary point of contact with clients, we rely on our drivers to provide clients and business partners with a high-quality client experience. The failure of our drivers to provide clients and business partners with this trusted experience could cause customers and business partners to turn to alternative providers, including our competitors. Any incident that erodes consumer affinity for our brand, including a negative experience with one of our valets or damage to a customer’s car could result in negative publicity, negative online reviews and damage our business.

We rely on third-party service providers to provide parking garages for our clients’ cars. If these service providers experience operational difficulties or disruptions, our business could be adversely affected.

We depend on third-party service providers to provide parking garages for our clients’ cars. In particular, we rely on local parking garage vendors to provide adequate convenient parking locations. We do not control the operation of these providers. If these third-party service providers terminate their relationship with us, decide to sell their facilities or do not provide convenient access to our clients’ vehicles, it would be disruptive to our business as we are dependent on suitable parking locations within relative proximity of our clients’ residences and business locations. This disruption could harm our reputation and brand and may cause us to lose clients.

If we are unsuccessful in establishing or maintaining our business-to-business (B2B) model, our revenue growth could be adversely affected.

We currently depend on corporate clients and the B2B market for a significant portion of our revenue. The success of this strategy will depend on our ability to maintain existing B2B partners, obtain new B2B partners, and generate a community of participating corporate clients sufficiently large to support such a model. We may not be successful in establishing such partnerships on terms that are commercially favorable, if at all, and may encounter financial and logistical difficulties associated with sustaining such partnerships. If we are unsuccessful in establishing or maintaining our B2B model, our revenue growth could be adversely affected.

We face risks related to liabilities resulting from the use of client vehicles by our employees.

Our business can expose us to claims for property damage, personal injury and death resulting from the operation and storage of client cars by our drivers. While operating client cars, drivers could become involved in motor vehicle accidents due to mechanical or manufacturing defects, or user error by the DropCar-employed driver or by a third-party driver that results in death or significant property damage for which we may be liable.

In addition, we depend on our drivers to inspect the vehicles prior to driving in order to identify any potential damage or safety concern with the vehicle. To the extent that we are found at fault or otherwise responsible for an accident, our insurance coverage would only cover losses up to a maximum of $5 million, in certain instances, in the United States.

We may experience difficulty obtaining coverage for certain insurable risks or obtaining such coverage at a reasonable cost.

We maintain insurance for workers’ compensation, general liability, automobile liability, property damage and other insurable risks. We are responsible for claims exceeding our retained limits under our insurance policies, and while we endeavor to purchase insurance coverage corresponding to our assessment of risk, we cannot predict with certainty the frequency, nature or magnitude of claims or direct or consequential damages, and may become exposed to liability at levels in excess of our historical levels resulting from unusually high losses or otherwise. Additionally, consolidation of entities in the insurance industry could impact our ability to obtain or renew policies at competitive rates, which could have a material adverse impact on our business, as would the incurrence of uninsured claims or the inability or refusal of our insurance carriers to pay otherwise insured claims. Any material changes in our insurance costs due to changes in frequency of claims, the severity of claims, the costs of premiums or for any other reason could have a material adverse effect on our financial position, results of operations, or cash flows.

Our success depends on the continued reliability of the internet infrastructure.

Our services are designed primarily to work over the internet, and the success of our platform is largely dependent on the development and maintenance of the internet infrastructure, along with our clients’ access to low-cost, high-speed internet. The future delivery of our services will depend on third-party internet service providers to expand high-speed internet access, to maintain a reliable network with the necessary speed, data capacity and security, and to develop complementary products and services for providing reliable and timely internet access. Any outages or delays resulting from damage to the internet infrastructure, including problems caused by viruses, malware and similar programs, could reduce clients’ access to the internet and our services and could adversely impact our business.

System interruptions that impair access to our website or mobile application could substantially harm our business and operating results.

The satisfactory performance, reliability and availability of our website and mobile application, which enable clients to access our services, are critical to our business. Any systems interruption that prevents clients and visitors from accessing our website and mobile App could result in negative publicity, damage to our reputation and brand and could cause our business and operating results to suffer. We may experience system interruptions for a variety of reasons, including network failures, power outages, cyber-attacks, problems caused by viruses and similar programs, software errors or an overwhelming number of clients or visitors trying to reach our website during periods of strong demand. Because we are dependent in part on third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all. Any significant disruption to our website, mobile application or internal computer systems could result in a loss of clients and adversely affect our business and results of operations.

If we are unable to protect confidential client information, our reputation may be harmed and we may be exposed to liability and a loss of clients.

Our system stores, processes and transmits confidential client information, including location information and other sensitive data. We rely on encryption, authentication and other technologies to keep this information secure. We may not have adequately assessed the internal and external risks posed to the security of our systems and may not have implemented adequate preventative safeguards. In the event that the security of our system is compromised in the future, we may not take adequate reactionary measures. Any compromise of information security could expose our confidential client information, damaging our reputation and exposing us to costly litigation and liability that could harm our business and operating results.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation.

We utilize information technology systems and networks to process, transmit and store electronic information in connection with our business activities. As the use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data, all of which are vital to our operations and business strategy. There can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects.

Despite the implementation of security measures, our internal computer systems and those of our contract research organizations and other contractors and consultants are vulnerable to damage or disruption from hacking, computer viruses, software bugs, unauthorized access or disclosure, natural disasters, terrorism, war, and telecommunication, equipment and electrical failures. In addition, there can be no assurance that we will promptly detect any such disruption or security breach, if at all.  Unauthorized access, loss or dissemination could disrupt our operations, including our ability to conduct research and development activities, process and prepare company financial information, and manage various general and administrative aspects of our business. To the extent that any such disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure or theft of confidential, proprietary or personal information, we could incur liability, suffer reputational damage or poor financial performance or become the subject of regulatory actions by state, federal or non-US authorities, any of which could adversely affect our business.

We may not be able to adequately protect our intellectual property rights or may be accused of infringing the intellectual property rights of third parties.

Our business depends substantially on our intellectual property rights, the protection of which is crucial to our business success. To protect our proprietary rights, we rely or may in the future rely on a combination of trademark law and trade secret protection, copyright law and patent law. We also utilize contractual agreements, including, in certain circumstances, confidentiality agreements between the company and our employees, independent contractors and other advisors. These afford only limited protection, and unauthorized parties may attempt to copy aspects of our website and mobile application features, software and functionality, or to obtain and use information that we consider proprietary or confidential, such as the technology used to operate our website, its content and company trademarks. We may also encounter difficulties in connection with the acquisition and maintenance of domain names, and regulations governing domain names may not protect our trademarks and similar proprietary rights.

In addition, we may become subject to third-party claims that we infringe the proprietary rights of others. Such claims, regardless of their merits, may result in the expenditure of significant financial and managerial resources, injunctions against us or the payment of damages. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all.

Future legislation or regulations may adversely affect our business and results of operations.

Although various jurisdictions and government agencies are considering implementing legislation in response to the rise of other ride- and car-sharing enterprises, such as Uber Technologies Inc., currently no such legislation exists that we believe has jurisdiction over, or applicability to, our operations. We do not believe we are subject to any material government regulations or oversight, but regulations impacting parking and traffic patterns in the areas of our operations could impact the services we provide. We are also subject to various U.S. federal, state and local laws and regulations, including those related to environmental, health and safety, financial, tax, customs and other matters. We cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof. The introduction of new laws or regulations or changes in existing laws or regulations, or the interpretations thereof, could increase the costs of doing business for us or our clients or otherwise restrict our actions and adversely affect our financial condition, results of operations and cash flows.

Seasonality may cause fluctuations in our financial results.

We generally experience some effects of seasonality due to increases in travel during the summer months and holidays such as Thanksgiving and Christmas. Accordingly, the use of our services and associated revenue have generally increased at a higher rate during such periods. Our revenue also fluctuates due to inclement weather conditions, such as snow or rain storms. This seasonality may cause fluctuations in our financial results.

We depend on key personnel to operate our business, and the loss of one or more members of our management team, or our failure to attract, integrate and retain other highly qualified personnel in the future, could harm our business.

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, technical, finance and sales and marketing personnel. We currently depend on the continued services and performance of the key members of our management team, including Spencer Richardson, our Co-Founder and Chief Executive Officer, and David Newman, our Co-Founder and Chief Business Development Officer. The loss of any key personnel could disrupt our operations and have an adverse effect on our ability to grow the business.

Prior to the second quarter in 2018 we have relied on outside consultants and other service providers for the majority of our accounting and financial support. During 2018, we hired new members to our management team. In February of 2019, we terminated our Chief Financial Officer and on the same day engaged a consultant to serve as our Chief Financial Officer going forward. We compete in the market for personnel against numerous companies, including larger, more established competitors who have significantly greater financial resources and may be in a better financial position to offer higher compensation packages to attract and retain human capital. We cannot be certain that we will be successful in attracting and retaining the skilled personnel necessary to operate our business effectively in the future.

We may become engaged in legal proceedings that could result in unforeseen expenses and could occupy a significant amount of management’s time and attention.

From time to time, we may become subject to litigation, claims or other proceedings that could negatively affect our business operations and financial position. Litigation disputes could cause us to incur unforeseen expenses, could occupy a significant amount of management’s time and attention and could negatively affect our business operations and financial position. See “Business — Legal Proceedings.”

Our business is subject to interruptions, delays and failures resulting from natural or man-made disasters.

Our services, systems and operations are vulnerable to damage or interruption from earthquakes, volcanoes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. A significant natural disaster could have a material adverse impact on our business, operating results and financial condition. We may not have sufficient protection or recovery plans in certain circumstances and our insurance coverage may be insufficient to compensate for losses that may occur. As we rely heavily on our servers, computer and communications systems and the internet to conduct our business and provide a high-quality client experience, such disruptions could negatively impact our ability to run the business, which could have an adverse effect on our operating results.

We have incurred significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to public company compliance requirements.

As a public company, we face increased legal, accounting, administrative and other costs and expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, including the requirements of Section 404, and rules and regulations subsequently implemented by the SEC, the Public Company Accounting Oversight Board, and The Nasdaq Capital Market require public companies to meet certain corporate governance standards. A number of those requirements require our management to carry out activities it has not done previously. For example, we have adopted new internal controls and disclosure controls and procedures. Our management and other personnel will need to devote a substantial amount of time to these requirements. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costlier. These increased costs will require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives.

Failure to establish and maintain effective internal controls in accordance with Sections 302 and 404 of the Sarbanes-Oxley Act could have an adverse effect on our business and stock price.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. We are required to disclose changes made in our internal controls and procedures on a quarterly basis. We are required to make our annual assessment of our internal controls over financial reporting pursuant to Section 404 as of December 31, 2018.

To comply with the requirements of Sections 302 and 404, we have undertaken or may in the future undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. In addition, when evaluating our internal controls over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Sections 302 and 404. If we identify material weaknesses in our internal controls over financial reporting or are unable to comply with the requirements of Sections 302 and 404 in a timely manner or assert that our internal controls over financial reporting are effective, or if it becomes necessary for our independent registered public accounting firm to express an opinion as to the effectiveness of our internal controls over financial reporting and is unable to do so, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. In addition, we could become subject to investigations by The Nasdaq Capital Market, SEC or other regulatory authorities, which could require additional financial and management resources.

A material weakness in our internal controls could have a material adverse effect on us.

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to adequately mitigate risk of fraud. If we cannot provide reasonable assurance with respect to our financial reports and adequately mitigate risk of fraud, our reputation and operating results could be harmed. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC, any one of which could adversely affect our business prospects.

Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective due to the material weaknesses resulting from a limited segregation of duties among our employees with respect to our control activities and this deficiency is the result of our limited number of employees. We also identified material weaknesses surrounding the financial closing process and the recording of debt and equity transactions that occurred in the quarters ended March 31, 2018, June 30, 2018, and September 30, 2018. These deficiencies may affect management’s ability to determine if errors or inappropriate actions have taken place.

Our ability to use net operating loss carryforwards may be limited.

At December 31, 2018, we had approximately $3.3 million of operating loss carryforwards for federal and $1.1 million New York state tax purposes that may be applied against future taxable income. The net operating loss carryforwards will begin to expire in the year 2035 if not utilized prior to that date. To the extent available, we intend to use these net operating loss carryforwards to reduce the corporate income tax liability associated with our operations. The ability to utilize this net operating loss carryforwards may be limited under Section 382 of the Code, which apply if an ownership change occurs. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could have a negative effect on our financial results.

The recently passed comprehensive federal tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act,” or TCJA, which significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. Our net deferred tax assets and liabilities were revalued at the newly enacted U.S. corporate rate, and the estimated impact was recognized in our tax expense in 2017. We continue to examine the impact this tax reform legislation may have on our business. However, the effect of the TCJA on our business, whether adverse or favorable, is uncertain, and may not become evident for some period of time. We urge investors to consult with their legal and tax advisers regarding the implications of the TCJA on an investment in our common stock.

Our principal stockholders and management own a significant percentage of our common stock and are able to exert significant control over matters subject to stockholder approval.

Based on the beneficial ownership of our common stock as of March 1, 2019, our officers and directors, together with holders of 5% or more of our common stock outstanding and their respective affiliates, beneficially own approximately 61.90% of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of the company, even if such a change of control would benefit the other stockholders, which could deprive such other stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or its assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

The price of our common stock may be volatile and fluctuate substantially, and you may not be able to resell your shares at or above the price you paid for them.

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, such as reports by industry analysts, investor perceptions or negative announcements by other companies involving similar technologies. The stock market in general and the market for smaller companies, like DropCar in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price they paid for it. The following factors, in addition to other factors described in this “Risk Factors” section of our most recent filings with the SEC, may have a significant impact on the market price of our common stock:

●
issuances of new equity securities pursuant to a future offering, including issuances of preferred stock;
●
the success of competitive products, services or technologies;
●
regulatory or legal developments in the United States and other countries;
●
adverse actions taken by regulatory agencies with respect to our services we provide;
●
developments or disputes concerning patent applications, issued patents or other proprietary rights;
●
the recruitment or departure of key personnel;
●
actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●
variations in our financial results or those of companies that are perceived to be similar to us;
●
variations in the costs of the services we provide;
●
market conditions in the market segments in which we operate;
●
variations in quarterly and annual operating results;
●
announcements of new products and/or services by us or its competitors;
●
the gain or loss of significant customers;
●
changes in analysts’ earnings estimates;
●
short selling of shares of our common stock;
●
litigation;
●
changing the exchange or quotation system on which shares of our common stock are listed;
●
trading volume of our common stock;
●
sales of our common stock by us, our executive officers and directors or our stockholders in the future;
●
changes in accounting principles; and
●
general economic and market conditions and overall fluctuations in the U.S. equity markets.

In addition, broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance, and factors beyond our control may cause our stock price to decline rapidly and unexpectedly.

We may be subject to securities litigation, which is expensive and could divert management attention.

Companies that have experienced volatility in the market price of their stock have frequently been the objects of securities class action litigation. We may be the target of this type of litigation in the future. Class action and derivative lawsuits could result in substantial costs to us and cause a diversion of our management’s attention and resources, which could materially harm our financial condition and results of operations.

Provisions in our Charter and Bylaws and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation, as amended, or Charter, and amended and restated bylaws, or Bylaws, may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions state that:

●
the authorized number of directors can be changed only by resolution of our board of directors;
●
our Bylaws may be amended or repealed by our board of directors or by our stockholders;
●
stockholders may not call special meetings of the stockholders or fill vacancies on our board of directors;
●
our board of directors is authorized to issue, without stockholder approval, preferred stock, the rights of which will be determined at the discretion of the board of directors and that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that our board of directors does not approve;
●
our stockholders do not have cumulative voting rights, and therefore stockholders holding a majority of the shares of our common stock outstanding are able to elect all of its directors; and
●
our stockholders must comply with advance notice provisions to bring business before or nominate directors for election at a stockholder meeting.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the DGCL, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock.

The continued listing standards of Nasdaq provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days or if stockholders’ equity is less than $2.5 million. On September 25, 2018, we received a notification letter from The Nasdaq Stock Market informing us that for the last 30 consecutive business days, the bid price of our securities had closed below $1.00 per share, which is the minimum required closing bid price for continued listing on The Nasdaq Capital Market pursuant to Listing Rule 5550(a)(2). In order to regain compliance, on March 8, 2019, we filed a certificate of amendment to our amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a one-for-six reverse stock split of our outstanding shares of common stock. On March 26, 2019, we received a notification letter from The Nasdaq Stock Market informing us that we had regained compliance with Listing Rule 5550(a)(2).

While we have exercised diligent efforts to maintain the listing of our common stock on Nasdaq, there can be no assurance that we will be able to continue to meet the continuing listing requirements of The Nasdaq Capital Market. If we are unable to meet the continuing listing requirements, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from The Nasdaq Capital Market, our common stock would cease to be recognized as covered securities and we would be subject to regulation in each state in which we offer our securities.

Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

If our common stock becomes subject to the penny stock rules, it may be more difficult to sell those shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The inter-dealer quotation system maintained by OTC Markets, Inc., including OTCQX, OTCQB and OTC Pink, do not meet such requirements and if the price of our common stock remains less than $5.00 and we are no longer listed on a national securities exchange, our common stock may be deemed a penny stock. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that prior to effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive: (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

An active trading market for our common stock may not develop.

The listing of our common stock on The Nasdaq Capital Market does not assure that a meaningful, consistent and liquid trading market exists. Although our common stock is listed on The Nasdaq Capital Market, trading volume in our common stock has been limited and an active trading market for shares of our common stock may never develop or be sustained. If an active market for our common stock does not develop, it may be difficult for investors to sell their shares without depressing the market price for the shares or at all.

We have a substantial number of shares of authorized but unissued capital stock, and if we issue additional shares of capital stock in the future, existing shareholders will be diluted.

Our Charter authorizes the issuance of up to 100,000,000 shares of common stock and up to 5,000,000 shares of preferred stock with the rights, preferences and privileges determined by our board of directors from time to time. Based on our capitalization as of March 27, 2019, (i) 3,400,258 shares of our common stock and 7,225 shares of our convertible preferred stock are issued and outstanding and (ii) 79,557 shares of our common stock are reserved for future issuance.

Thus, approximately 97 million shares of our common stock and 5 million shares of our preferred stock are available for future issuance. Shares of our capital stock could be used for a variety of purposes including raising capital to fund growth or operations, for acquisitions, for strategic alliances, to attract and retain key employees, for anti-takeover purposes or to delay or prevent changes in control to our management or other transactions and corporate purposes that our board of directors deems appropriate. In most cases, our board of directors may have the authority to authorize issuances of our capital stock without getting advance approval from our stockholders. Any future issuances of shares of our capital stock may not be made on favorable terms, may not enhance stockholder value, may have rights, preferences and privileges that are superior to those of our common stock and may have an adverse impact on our business or the trading price of the shares of our common stock. Additionally, any such issuances will reduce the proportionate ownership and voting power of existing stockholders.

Future sales of our common stock, or the perception that future sales may occur, may cause the market price of our common stock to decline, even if our business is doing well.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could materially and adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We maintain several registration statements on Form S-3 with the SEC pursuant to which the holders of our Series H-1, Series H-2, Series H-3 and Series H-4 convertible preferred stock and the warrants issued in connection with those securities may resell the shares of our common stock into which the preferred stock is convertible and which is issuable upon the exercise of those warrants.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We do not anticipate paying future dividends on our capital stock. We currently intend to retain all of our future earnings, as applicable, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Our principal executive office is located at 1412 Broadway, Floor 21, New York City, New York 10018. We operate under a month to month lease requiring 60 days’ notice. We believe our current facility is suitable and adequate to meet our business requirements. We intend to continue working from this or a nearby facility in the same geographic location.

ITEM 3 – LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business that it believes are incidental to the operation of its business. While the outcome of these claims cannot be predicted with certainty, other than as set forth below, management does not believe that the outcome of any of these legal matters will have a material adverse effect on its results of operations, financial positions or cash flows.

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

On February 9, 2016, a DropCar employee was transporting a customer’s vehicle when the vehicle caught fire. On November 22, 2016, an insurance company (as subrogee of the vehicle’s owner) filed for indemnification and subrogation against the Company in the Supreme Court of the State of New York County of New York. Management believes that it is not responsible for the damage caused by the vehicle fire and that the fire was not due to any negligence on the part of the DropCar. In 2018, the parties reached a settlement the case was closed.

As of December 31, 2018, we had accrued approximately $232,000 for the settlement of multiple employment disputes. As of December 31, 2018, approximately $70,000 of this amount was for settled matters. From January 1, 2019 through March 15, 2019, we agreed to other matters for an additional $207,000.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is currently traded on The Nasdaq Capital Market under the symbol “DCAR”.

As of March 29, 2019 we had 32 holders of record of our common stock. As of March 29, 2019 the closing bid price of our common stock was $2.96 per share.

Dividend Policy

We have never paid a cash dividend on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board, in compliance with Delaware corporate law and will be dependent upon our financial conditions, results of operations, capital requirements and such other factors as the Board deems relevant. Our preferred stock has the right to participate in any declared dividend on common shares to the same extent as if such preferred holders had converted each preferred share to common stock.

Recent Sales of Unregistered Securities

On December 24, 2018 Regal Consulting, LLC entered into an agreement to provide investor relation services for two months for $20,000 in cash and 33,333 shares of common stock issuable at the conclusion of the agreement.

On January 10, 2019 Lyons Capital LLC entered into an agreement to provide investor relation services for 75,000 shares of common stock for up to six months of services.

On January 28, 2019 Bear Creek Capital, LLC entered into an agreement to provide investor relation services for 8,333 shares of common stock for up to six months of services.

Issuer Purchases of Equity Securities

None.

ITEM 6 - SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Strategy

Prior to January 30, 2018, DropCar was a privately-held provider of automotive vehicle support, fleet logistics and concierge services for both consumers and the automotive industry. In 2015, we launched our cloud-based Enterprise Vehicle Assistance and Logistics (“VAL”) platform and mobile application (“App”) to assist consumers and automotive-related companies reduce the costs, hassles and inefficiencies of owning a car, or fleet of cars, in urban centers. Our VAL platform is a web-based interface to our core service that coordinates the movements and schedules of trained valets who pickup and drop off cars at dealerships and customer locations. The App tracks progress and provides email and/or text notifications on status to customers, increasing the quality of communication and subsequent satisfaction with the service. To date, we operate primarily in the New York metropolitan area and may expand our territory in the future.

We achieve this balance of increased consumer flexibility and lower consumer cost by aggregating demand for parking and other automotive services and redistributing their fulfillment to partners in the city and on city outskirt areas that have not traditionally had access to lucrative city business. Beyond the immediate unit economic benefits of securing bulk discounts from vendor partners, we believe there is significant opportunity to further provide additional products and services to clients across the vehicle lifecycle.

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

While our business-to-business (“B2B”) and business-to-consumer (“B2C”) services generate revenue and help meet the unmet demand for vehicle support services, we are also building-out a platform and customer base that positions us well for developments in the automotive space where vehicle ownership becomes more car-shared or access based with transportation services and concierge options well-suited to match a customer’s immediate needs. For example, certain car manufacturers are testing new services in which customers pay the manufacturer a flat fee per month to drive a number of different models for any length of time. We believe that our unique blend of B2B and B2C services make us well suited to introduce, and provide the services necessary to execute, this next generation of automotive subscription services.

Our Ability to Continue as a Going Concern

Our financial statements as of December 31, 2018 were prepared under the assumption that we will continue as a going concern. The independent registered public accounting firm that audited our 2018 financial statements, in their report, included an explanatory paragraph referring to our recurring losses since inception and expressing substantial doubt in our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern depends on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate additional revenue. We cannot assure you, however, that we will be able to achieve any of the foregoing.

Merger with WPCS

On January 30, 2018, we completed our business combination with DropCar, Inc. (“Private DropCar”) in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of September 6, 2017, as subsequently amended, by and among us, DC Acquisition Corporation (“Merger Sub”), and Private DropCar (as amended, the “Merger Agreement”), pursuant to which Merger Sub merged with and into Private DropCar, with Private DropCar surviving as our wholly owned subsidiary (the “Merger”). On January 30, 2018, in connection with, and prior to the completion of, the Merger, we effected a 1:4 reverse stock split of our common stock (the “Reverse Stock Split”), and on January 30, 2018, immediately after completion of the Merger, we changed our name to “DropCar, Inc.”

Under the terms of the Merger Agreement, we issued shares of our common stock to Private DropCar’s stockholders, at an exchange ratio of 0.3273 shares of our common stock, after taking into account the Reverse Stock Split, for each share of (i) Private DropCar common stock and preferred stock and (ii) Private DropCar warrants, in each case, outstanding immediately prior to the Merger. The exchange ratio was determined through arms’-length negotiations between us and Private DropCar.

In connection with the Merger, Private DropCar was deemed to be the accounting acquirer because the stockholders of Private DropCar effectively control the combined company following the Merger. The Merger was treated as a reverse acquisition.

Consumer Services Product Offering Change

In July 2018, we began assessing demand for a Self-Park Spaces monthly parking plan whereby consumers could designate specific garages for their vehicles to be stored at a base monthly rate, with personal 24/7 access for picking up and returning their vehicle directly, and the option at certain times of the day to pay a la carte on a per hour basis for a driver to perform functions such as picking up and returning their vehicle to their front door. This model aligns more directly with how we have structured the enterprise B2B side of our business, where an interaction with a vehicle on behalf of its drivers typically generates net new revenue. Our consumer Self-Park Spaces plan combined with our on-demand hourly valet service are the only consumer plans offered from September 1, 2018 onwards. Subscriber plans prior to this date continued to receive service on a prorated basis through the end of August 2018. Additionally, we are scaling back our 360 Services for the Consumer portion of the market. As a result of this shift, in August 2018, we began to significantly streamline its field teams, operations and back office support tied to our pre-September 1, 2018 consumer subscription plans.

Divestiture of Suisun City Operations, a wholly owned subsidiary of Dropcar, Inc.

On December 24, 2018, we completed the sale of 100% of the corporate capital of WPCS International - Suisun City, Inc. (the “Suisun City Operations”), our wholly owned subsidiary. In accordance with accounting guidance, a business segment that is disposed of meets the criteria to be classified as a discontinued operation. As all of the required criteria for the discontinued operation classification were met, the revenue and expenses for this operation were included in the income from operations of discontinued component, on the Consolidated Statement of Operations. All discontinued operations relate to the disposition of Suisun City Operations. The net sales of this business in 2018 prior to the divestiture were approximately $13.7 million. The sale price was $3.5 million paid in cash and resulted in a loss on the sale in the amount of $4.2 million. This loss is presented as part of discontinued operations, separate from continuing operations, on the Consolidated Statement of Operations, resulting in an increase in loss per share of approximately $2.85 for the year ended December 31, 2018.

Recent Developments

Intention to Explore Strategic Opportunities

On March 8, 2019, we announced we had initiated a process to evaluate strategic opportunities to maximize shareholder value. While management continues to focus on the Company’s business activities and operations, this process will consider a range of potential strategic opportunities including, but not limited to, business combinations.

Sale of Suisun City Operations

On December 24, 2018, we completed the previously announced sale of WPCS International – Suisun City, Inc., a California corporation (the “Suisun City Operations”), our wholly-owned subsidiary, pursuant to the terms of a stock purchase agreement, dated December 10, 2018 (the “Purchase Agreement”) by and between us and World Professional Cabling Systems, LLC, a California limited liability company (the “Purchaser”). Upon the closing of the sale, the Purchaser acquired all of the issued and outstanding shares of common stock, no par value per share, of Suisun City Operations, for an aggregate purchase price of $3,500,000.

Departure and Appointment of Officer

On February 14, 2019, our Board approved (1) the termination of Paul Commons as Chief Financial Officer and any other positions on which he served with respect to us and our subsidiaries and affiliates, and (2) the appointment of Mark Corrao as our new Chief Financial Officer, in each case effective as of February 28, 2019.

Reverse Stock Split

On March 8, 2019, we filed a certificate of amendment to our amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a one-for-six reverse stock split of our outstanding shares of common stock. Such amendment and ratio were previously approved by our stockholders and board of directors, respectively. As a result of the reverse stock split, every six shares of our outstanding pre-reverse split common stock were combined and reclassified into one share of common stock. Proportionate voting rights and other rights of common stock holders were not affected by the reverse stock split. Stockholders who would otherwise have held a fractional share of common stock received payment in cash in lieu of any such resulting fractional shares of common stock, as the post-reverse split amounts of common stock were rounded down to the nearest full share. Unless otherwise noted, all share and per share data included in these financial statements retroactively reflect the 1-for-6 reverse stock split.

Securities Offerings

Private Placement

On March 8, 2018, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional and accredited investors (collectively, the “Investors”), pursuant to which we issued to the Investors an aggregate of 26,843 shares of our newly designated Series H-4 Convertible Preferred Stock, par value $0.0001 per share (the “Series H-4 Shares”), and warrants to purchase 447,383 shares of our common stock, with an exercise price of $15.60 per share, subject to adjustments (the “Warrants”). The purchase price per Series H-4 Share was $235.50, equal to (i) the closing price of the common stock on the Nasdaq Capital Market on March 7, 2018, plus $0.125 multiplied by (ii) 100. The aggregate purchase price for the Series H-4 Shares and Warrants was approximately $6.0 million. Subject to certain ownership limitations, the Warrants are immediately exercisable will be exercisable for a period of five years from the issuance date. The Series H-4 Shares are convertible into 447,383 shares of common stock.

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

Warrants

On April 19, 2018, we entered into separate Warrant Exchange Agreements (the “Exchange Agreements”) with the holders (the “Merger Warrant Holders”) of existing merger warrants (the “Merger Warrants”) to purchase shares of common stock, pursuant to which, on the closing date, the Merger Warrant Holders exchanged each Merger Warrant for 1/18 of a share of common stock and 1/12 of a warrant to purchase a share of common stock (collectively, the “Series I Warrants”). The Series I Warrants have an exercise price of $13.80 per share. In connection with the Exchange Agreements, we issued an aggregate of (i) 48,786 new shares of common stock and (ii) Series I Warrants to purchase an aggregate of 73,178 shares of common stock.

On August 31, 2018, we offered (the “Repricing Offer Letter”) to the holders (the “Holders”) of our outstanding Series H-4 Warrants to purchase common stock issued on March 8, 2018 (the “Series H-4 Warrants”) the opportunity to exercise such Series H-4 Warrants for cash at a reduced exercise price of $3.60 per share (the “Reduced Exercise Price”) provided such Series H-4 Warrants were exercised for cash on or before September 4, 2018 (the “End Date”). In addition, we issued a “reload” warrant (the “Series J Warrants”) to each Holder who exercised their Series H-4 Warrants prior to the End Date, covering one share for each Series H-4 Warrant exercised during that period. The terms of the Series J Warrants are substantially identical to the terms of the Series H-4 Warrants except that (i) the exercise price is equal to $6.00, (ii) the Series J Warrants may be exercised at all times beginning on the 6-month anniversary of the issuance date on a cash basis and also on a cashless basis, (iii) the Series J Warrants do not contain any provisions for anti-dilution adjustment and (iv) we have the right to require the Holders to exercise all or any portion of the Series J Warrants still unexercised for a cash exercise if the volume-weighted average (as defined in the Series J Warrant) for our common stock equals or exceeds $9.00 for not less than ten consecutive trading days.

On September 4, 2018, we received executed Repricing Offer Letters from a majority of the Holders, which resulted in the issuance of 260,116 shares of our common stock and Series J Warrants to purchase up to 260,116 shares of our common stock. We received gross proceeds of approximately $936,000 from the exercise of the Series H-4 Warrants pursuant to the terms of the Repricing Offer Letter.

On September 5, 2018, we received a request from Nasdaq to amend our Series H-4 Warrants to provide that the Series H-4 Warrants may not be exercised until we have obtained stockholder approval of the issuance of Common Stock underlying the Series H-4 Warrants pursuant to the applicable rules and regulations of Nasdaq. In response to the request, on September 10, 2018, we entered into an amendment (the “Warrant Amendment”) with the holders of the Series H-4 Stock to provide for stockholder approval as described above prior to the exercise of the Series H-4 Warrants. We received stockholder approval of the issuance of common stock underlying the Series H-4 Shares on November 15, 2018.

On November 14, 2018, we entered into a Securities Purchase Agreement with an existing investor, pursuant to which we issued, in a registered direct offering, Pre-Funded Series K Warrants (the “Series K Warrants”) to purchase 277,778 shares of common stock, in lieu of shares of common stock because the purchase of common stock would have caused the beneficial ownership of the purchaser, together with its affiliates and certain related parties, to exceed 9.99% of our outstanding common stock.   The price to the purchaser for each Series K Warrant was $3.54 and the Series K Warrants are immediately exercisable at a price of $0.06 per share of common stock.  The Series K Warrants and shares of common stock for which they may be exercised were offered pursuant to a registration statement on Form S-3 (File No. 333-227858).

Consulting Agreement, Related Party

On July 11, 2018, we entered into a consulting agreement (the “Consulting Agreement”) with Ascentaur, LLC (“Ascentaur”). Sebastian Giordano is the Chief Executive Officer of Ascentaur, LLC. Mr. Giordano has served on our board of directors since February 2013 and served as our Interim Chief Executive Officer from August 2013 through April 2016 and as our Chief Executive Officer from April 2016 through January 2018.

Pursuant to the terms of the Consulting Agreement, Ascentaur has agreed to provide advisory services with respect to our strategic development and growth, including advising us on market strategy and overall strategy, advising us on the sale of our WPCS International business segment, providing assistance to us in identifying and recruiting prospective employees, customers, business partners, investors and advisors that offer desirable administrative, financing, investment, technical, marketing and/or strategic expertise, and performing such other services pertaining to our business as we and Ascentaur may from time to time mutually agree. As consideration for its services under the Consulting Agreement, Ascentaur is entitled to receive (i) a fee of $10,000 per month for a period of nine months from the effective date of the Consulting Agreement, (ii) a lump sum fee of $90,000 upon the closing of the sale of our WPCS International business segment and (iii) reimbursement for reasonable and customary business expenses incurred in connection with Ascentaur’s performance under the Consulting Agreement. The term of the Consulting Agreement commenced on July 11, 2018 and will continue until April 9, 2019 or until terminated in accordance with the terms of the Consulting Agreement. Through December 31, 2018, Ascentaur has been paid $50,929.

Results of Operations

We have never been profitable and have incurred significant operating losses in each year since inception.
Overall loss for the years ended December 31, 2018 and 2017, were as follows:

	2018	2017
	In millions
Continuing operations	$	$
Revenues	6.1	4.3
Cost of revenues	7.9	4.6
Gross loss	(1.8)	(0.3)

Operating expenses	12.0	6.0
Interest expense	1.1	1.3
Loss from continuing operations	(14.9)	(7.6)

Income from operations of discontinued component	0.3	-
Loss on sale of component	(4.2)	-
Consolidated net loss	(18.8)	(7.6)
Deemed dividend on exchange of warrants	(1.4)	-
Consolidated net loss attributable to common stockholders	$(20.2)	$(7.6)

Substantially all of our operating losses from continuing operations resulted from expenses incurred in connection with our valet workforce, parking and technology development programs and from general and administrative costs associated with our continuing operations. As of December 31, 2018, we had a net working capital of approximately $2.3 million. We expect to continue to incur significant expenses and increasing operating losses from continuing operations for at least the next several years as we continue the development of our comprehensive Vehicle Assistance & Logistics (“VAL”) across business-to-consumer (“B2C”) and business-to-business (“B2B”) clientele. Accordingly, we will continue to require substantial additional capital to continue our commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including the timing and results of our commercialization efforts.

Components of Statements of Operations

Net Services Revenue

We generate substantially all of our revenue from on-demand vehicle pick-up, parking and delivery services, providing automobile maintenance, care and refueling services and through our B2B fleet management services. The majority of our consumer contracts are month-to-month subscription contracts with fixed monthly or contract term fees.

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

Technology. Technology expenses consist primarily of labor-related costs incurred in coding, testing, maintaining and modifying our technology platform. We have focused our technology development efforts on both improving ease of use and functionality of our reservation, back-end system and mobile (i.e., iOS, Android) applications. We expect technology to increasingly become a key part of our overall value proposition to B2C and B2B clients.

Sales and Marketing.   Sales and marketing expenses consist primarily of labor-related costs, online search and advertising, trade shows, marketing agency fees, and other promotional expenses. Online search and advertising costs, which are expensed as incurred, include online advertising media such as banner ads and pay-per-click payments to search engines. We expect to continue to invest in sales and marketing activities to increase our membership base and brand awareness. We expect that sales and marketing expenses will continue to increase in the future but decrease as a percentage of revenue as certain fixed costs are leveraged over a larger revenue base.

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

Discontinued Operations. On December 10, 2018, we signed a definitive agreement with a private corporation and completed the sale on December 24, 2018 of 100% of the Suisun City Operations, our wholly owned subsidiary, for a total cash consideration of $3.5 million. We recognized the following loss on sale of component on the date of sale:

Sales price	$3,500,000
Commissions and various transaction costs	(332,220)
Net sales proceeds	3,167,780

Carrying amounts of assets, net of liabilities*	7.337,498
Loss on sale of Suisun City Operations	$(4,169,718)

* The carrying amounts of assets included cash of $1,504,366; accounts receivable and contract asset of $4,177,568; prepaid expenses and other current assets of $57,486; property and equipment of $295,206; intangibles and goodwill of $5,048,247; carrying amounts of liabilities included accounts payable and accrued liabilities of $3,688,831and loans of $56,544.

The operations and cash flows of the Suisun City Operations were eliminated from ongoing operations following its sale. The operating results of the Suisun City Operations for the consolidated period between January 30, 2018 and December 24, 2018 were as follows:

Revenues	$13,730,252
Cost of revenues	10,836,754
Gross profit	2,893,498

Selling, general and administrative expenses	2,285,661
Depreciation and amortization	287,830
Total Operating Expenses	2,573,491

Interest expense, net	4,888

Net income from operations of discontinued component	$315,119

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See Note 2 to our audited financial statements for the years ended December 31, 2018 and 2017 for information about these critical accounting policies, as well as a description of our other significant accounting policies.

Accounts receivable

Accounts receivable are carried at original invoice amount less an estimate made for holdbacks and doubtful receivables based on a review of all outstanding amounts. We determine the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and set up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. At December 31, 2018 and 2017, the accounts receivable reserve was approximately $2,000 and $40,000, respectively.

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

Revenue Recognition

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, codified as ASC 606: Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. We adopted ASC 606 effective January 1, 2018, using modified retrospective basis and the cumulative effect was immaterial to the financial statements.

Under the previous revenue recognition methodology, revenue was recognized when all of the following criteria were met: (1) persuasive evidence that an arrangement existed; (2) delivery had occurred or services had been rendered; (3) the seller’s price to the buyer was fixed and determinable; and (4) collectability was reasonably assured.

Revenue from contracts with customers is recognized when, or as, we satisfy our performance obligations by transferring the promised goods or services to the customers. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring our progress in satisfying the performance obligation in a manner that depicts the transfer of the goods or services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that we determine the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those promised goods or services (i.e., the “transaction price”). In determining the transaction price, we consider multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, we consider the range of possible outcomes, the predictive value of its past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of third parties.

Our contracts are generally designed to provide cash fees to us on a monthly basis or an agreed upfront rate based upon demand services. Our performance obligation is satisfied over time as the service is provided continuously throughout the service period. We recognize revenue evenly over the service period using a time-based measure because we are providing a continuous service to the customer. Contracts with minimum performance guarantees or price concessions include variable consideration and are subject to the revenue constraint. We use an expected value method to estimate variable consideration for minimum performance guarantees and price concessions.

Monthly Subscriptions

We offer a selection of subscriptions and on-demand services which include parking, valet, and access to other services. The contract terms are on a month-to-month subscription contract with fixed monthly or contract term fees. These subscription services include a fixed number of round-trip deliveries of the customer’s vehicle to a designated location. We allocate the purchase price among the performance obligations which results in deferring revenue until the service is utilized or the service period has expired. In July 2018, we began assessing demand for a Self-Park Spaces monthly parking plan whereby consumers could designate specific garages for their vehicles to be stored at a base monthly rate, with personal 24/7 access for picking up and returning their vehicle directly, and the option to pay a la carte on a per hour basis for a driver to perform functions such as picking up and returning their vehicle to their front door. This model aligns more directly with how we have structured the enterprise B2B side of its business, where an interaction with a vehicle on behalf of its drivers typically generates net new revenue. The total revenue amount of $6,077,667 recognized for the period ended December 31, 2018 is comprised of $4,409,037 from subscription service and $1,668,630 from on-demand service.

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

Comparison of Years Ended December 31, 2018 and 2017– Continuing Operations

Net Services Revenues

Net services revenues during the year ended December 31, 2018 totaled $6.1 million, an increase of $1.8 million, compared to $4.3 million recorded for the year ended December 31, 2017. The increase was primarily due to our continued efforts to increase monthly consumer subscriptions and B2B markets expansion.

Cost of Services

Cost of services during the year ended December 31, 2018 totaled $7.9 million, an increase of $3.3 million, compared to $4.5 million recorded for the year ended December 31, 2017. This increase was primarily due to increased investment in our valet workforce and the renting of additional parking spaces based on increased demand in valet services and was primarily attributable to increases of $2.2 million in wages and related, $0.5 million in parking garage fees, $0.2 million in repairs and damages, $0.1 million in insurance, $0.1 million in travel, $0.1 million in cost of gas and other services sold, and $0.1 million in other costs.

Research and Development

Research and development expenses for the year ended December 31, 2018 totaled $0.3 million, an increase of $0.2 million, compared to $0.1 million recorded for the year ended December 31, 2017. This was primarily attributable to an increase of $0.1 million in professional and consulting fees and $0.1 million in other costs.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2018 totaled $4.5 million, an increase of $3.3 million, compared to $1.3 million recorded for the year ended December 31, 2017. This was primarily attributable to an increase of $1.0 million in wages and related expenses, $1.6 million in stock-based compensation and $0.6 million in marketing and training.

General and Administrative

General and administrative expenses for the year ended December 31, 2018 totaled $6.8 million, an increase of $2.4 million, compared to $4.5 million recorded for the year ended December 31, 2017. This was primarily attributable to an increase of $2.2 million in stock-based comp, $0.6 million in investor relations, $0.3 million in insurance, and $0.3 million in other costs, partially offset by a decrease of $0.7 million in professional services and $0.3 million in wages and related costs.

Depreciation and Amortization

Depreciation and amortization during the year ended December 31, 2018 totaled $0.4 million, an increase of $0.1 million, compared to $0.2 million recorded for the year ended December 31, 2017. This increase was primarily attributable to our increased capitalization of software costs related to our software platform.

Interest expense, net

Interest expense, net during the year ended December 31, 2018 totaled $1.1 million, a decrease of $0.2 million, compared to $1.3 million recorded for the year ended December 31, 2017. Interest expense, net decreased by $0.9 million in relation to the conversion of outstanding convertible notes into equity upon the Merger, offset by an increase of $0.7 million in relation to the lock-up agreements. There were no outstanding convertible notes as of December 31, 2018.

Liquidity and Capital Resources

Since the inception of Private DropCar in September 12, 2014, we have incurred significant net losses and negative cash flows from operations. Further, our sales and income potential of our business and market remain unproven. For the years ended December 31, 2018 and 2017, we had net losses from continuing operations of approximately $14.9 million and $7.6 million, respectively. At December 31, 2018, we had an accumulated deficit of $29.8 million. We anticipate that we will continue to incur net losses into the foreseeable future and will need to raise additional capital to continue. At December 31, 2018, we had cash and cash equivalents of $4.3 million. At these capital levels, we believe we do not have sufficient funds to continue to operate through March 2020, by which point we will need to become profitable, improve cash flow from operations, begin selling property and equipment, or complete a new capital raise. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date of the filing of this Form 10-K.

Our plans include raising funds from outside investors. However, there is no assurance that outside funding will be available to us, outside funding will be obtained on favorable terms or will provide us with sufficient capital to meet our objectives. These financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern. As such, the consolidated financial statements have been prepared under the assumption the Company will continue as a Going Concern.

On January 18, 2018, we sold 10,057 shares of common stock for proceeds of $300,000 to an individual investor.

On March 8, 2018, we entered into the Securities Purchase Agreement with the Investors, pursuant to which we issued to the Investors an aggregate of 26,843 shares of our newly designated Series H-4 Convertible Preferred Stock and warrants to purchase 447,383 shares of our common stock (the “Private Placement”). We received proceeds of approximately $6.0 million in connection with the Private Placement.

On September 4, 2018, we issued 260,116 shares of common stock upon the exercise of 260,116 Series H-4 Warrants for proceeds of approximately $936,000.

On November 14, 2018, we sold 277,778 Series K Warrants to purchase shares of common stock, at an offering price of $3.54 per share for gross proceeds of $983,333.

Our independent registered public accounting firm included an explanatory paragraph about the existence of substantial doubt concerning our ability to continue as a going concern in its report on our financial statements as of and for the year ended December 31, 2018. Note 2 to our financial statements includes management’s discussion on the continuation of our activities and our ability to fulfill our obligations as dependent upon our ability to raise additional financing and/or increase sales volume that will generate sufficient operating profit and cash flows to fund operations.

Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we currently expect. Our monthly spending levels vary based on new and ongoing technology developments and corporate activities.

We have historically financed our activities through the sale of our equity securities (including convertible preferred stock) and the issuance of convertible notes. We will need to raise significant additional capital and we plan to continue to fund our current operations, and the associated losses from continuing operations, through future issuances of debt and/or equity securities and potential collaborations or strategic partnerships with other entities. The capital raises from issuances of convertible debt and equity securities could result in additional dilution to our stockholders. In addition, to the extent we determine to incur additional indebtedness, our incurrence of additional debt could result in debt service obligations and operating and financing covenants that would restrict our operations. We can provide no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional working capital when it becomes needed, we may be required to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail operations. Any of these actions could materially harm our business.

Cash Flows

Operating Activities – Continuing Operations

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

Net cash used in operating activities for the year ended December 31, 2018 was approximately $9.7 million, which includes a net loss from continuing operations of approximately $14.9 million, offset by non-cash expenses of approximately $5.0 million principally related to $0.5 million related of depreciation and amortization,$3.8 million of stock-based compensation expense, and $0.7 of non-cash interest expense, and approximately $0.2 million of cash provided from a change in net working capital items principally related to $0.5 million related to the increase in accounts payable, deferred revenue and accrued expenses, partially offset by $0.3 million of cash used from a change in net working capital items principally related to the increase in accounts receivable and prepaid expenses and other assets.

Net cash used in operating activities for the year ended December 31, 2017 was approximately $4.2 million, which includes a net loss of approximately $7.6 million, offset by non-cash expenses of approximately $2.2 million principally related to depreciation and amortization of $0.2 million amortization of debt discount of $1.2 million and stock-based compensation expense of $0.7 million, and approximately $1.5 million of cash provided from a change in net working capital items principally related to the increase in accounts payable, deferred revenue and accrued expenses, and approximately $0.2 million of cash used from a change in net working capital items principally related to the increase in accounts receivable and prepaid expenses.

Investing Activities – Continuing Operations

Cash used in investing activities for the year ended December 31, 2018 of approximately $6.5 primarily resulted from capitalization of software costs and cash received from the acquisition of $5.0 million, proceeds from sale of the business net of cash relinquished of $2.0 million, and investment into software development and equipment of $0.5 million.

Cash used in investing activities during the year ended December 31, 2017 of approximately $0.3 million primarily resulted from capitalization of software costs.

Financing Activities – Continuing Operations

Cash provided by financing activities for the year ended December 31, 2018 totaled approximately $8.1 million, primarily resulting from proceeds of $6.0 million from the sale of the Series H-4 Shares and warrants, $0.9 million from the issuance of common stock in connection with exercise of Series H-4 Warrants, $0.3 million from the sale of common stock and $1.0 million for the sale of Series K Warrants, offset by financing costs related to the Series H-4 Shares and warrants of approximately $0.1 million.

Cash provided by financing activities for the year ended December 31, 2017 totaled approximately $4.8 million. In January and February of 2017, we sold 225,636 shares of our Series A Preferred Stock in a private placement which resulted in net proceeds to us totaling approximately $0.2 million. During 2017, we issued convertible notes and warrants to acquire 111,805 shares of common stock at an exercise price $77.28 per share which resulted in net proceeds to us totaling approximately $4.6 million. These notes were converted into 136,785 shares of common stock in connection with the Merger.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) and do not have any holdings in variable interest entities as of December 31, 2018.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

ITEM 8 – FINANCIAL STATEMENTS

Our audited consolidated financial statements as of, and for the years ended December 31, 2018, and December 31, 2017 are included beginning on Page F-1 immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.

Our management, including the CEO and CFO, evaluated the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2018. Based on such evaluation, our CEO and CFO concluded the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

 (b) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Management’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on management’s assessment, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2018 as a result of the material weaknesses described below:

A.
Control environment, control activities and monitoring:

The Company did not design and maintain effective internal control over financial reporting related to control environment, control activities and monitoring based on the criteria established in the COSO Framework including more specifically:

●
Competency of resources: Management did not effectively execute a strategy to hire, train and retain a sufficient complement of personnel with an appropriate level of training, knowledge and experience in certain areas important to financial reporting; and
●
Deployment and oversight of control activities: Management did not implement effective oversight to support deployment of control activities due to (a) failure to establish clear accountability for the performance of internal control over financial reporting responsibilities in certain areas important to financial reporting and (b) a limited segregation of duties amongst Company employees with respect to the Company’s control activities, primarily as a result of the Company’s limited number of employees.

B.
Review of the Financial Reporting Process:

The Company did perform an adequate review of the financial reporting process (i.e., untimely accounting for certain significant transactions, inadequate review of journal entries, and financial statements and related footnotes) which resulted in material corrected misstatements and disclosure adjustments.

Remediation Efforts

Management is committed to the remediation of the material weaknesses described above, as well as the continued improvement of our internal control over financial reporting. We have identified and implemented, and continue to implement, the actions described below to remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses. As we continue our evaluation and improve our internal control over financial reporting, management may modify the actions described below or identify and take additional measures to address control deficiencies. Until the remediation efforts described below, including any additional measures management identifies as necessary, are completed, the material weaknesses described above will continue to exist.

To address the material weakness noted above, the Company is in the process of:

●
hiring additional personnel who possess the requisite skillsets in certain areas important to financial reporting;

●
assessing the required training needs to ascertain continuous development of existing personnel;

●
performing a comprehensive review of current procedures to ensure a lack of segregation of duties and compliance with the Company’s accounting policies and GAAP;

●
hiring additional personnel in order to mitigate the risk of a lack of segregation of duties.

We believe these measures will remediate the material weaknesses noted. While we have completed some of these measures as of the date of this report, we have not completed and tested all of the planned corrective processes, enhancements, procedures and related evaluation that we believe are necessary to determine whether the material weaknesses have been fully remediated. We believe the corrective actions and controls need to be in operation for a sufficient period of time for management to conclude that the control environment is operating effectively and has been adequately tested through audit procedures. Accordingly, the material weaknesses have not been fully remediated as of the date of this report. As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weaknesses, we may determine that additional measures or time are required to address the control deficiencies or that we need to modify or otherwise adjust the remediation measures described above. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our internal control over financial reporting.
This annual report does not include an attestation report by EisnerAmper LLP, our independent registered public accounting firm, regarding internal control over financial reporting. As a smaller reporting company, our management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

(c) Changes in internal control over financial reporting.

Our remediation efforts were ongoing during the fiscal quarter ended December 31, 2018. Other than the remediation steps described above, there were no other material changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors

On November 15, 2018, at our annual meeting our shareholders approved Spencer Richardson, David Newman, Sebastian Giordano, Brian Harrington, Zvi Joseph, Solomon Mayer, Joshua Silverman and Greg Schiffman to a term of one year to serve until the 2019 annual meeting of stockholders, and until their respective successors have been elected and qualified. Officers are elected annually and serve at the discretion of the Board. Mr. Harrington subsequently resigned on February 6, 2019.

Set forth below are the names of the directors, their ages, their offices in the Company:

Name	Age	Position(s)
Employee Directors
Spencer Richardson	34	Chief Executive Officer; Director
David Newman	58	Chief Business Development Officer; Director
Mark Corrao	64	Chief Financial Officer
Leandro Larroulet	36	Chief Information Officer

Non-Employee Directors
Joshua Silverman	48	Director; Chairman of the Board of Directors
Sebastian Giordano	61	Director
Zvi Joseph	52	Director
Solomon Mayer	65	Director
Greg Schiffman	61	Director

On January 30, 2018, the Company completed its business combination with DropCar, Inc. (“Private DropCar”) in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of September 6, 2017, as subsequently amended, by and among the Company, DC Acquisition Corporation (“Merger Sub”), and Private DropCar (as amended, the “Merger Agreement”), pursuant to which Merger Sub merged with and into Private DropCar, with Private DropCar surviving as a wholly owned subsidiary of the Company (the “Merger”). The information below includes information regarding each director’s service on the boards of directors of WPCS, Private DropCar and the Company.

Employee Directors

Spencer Richardson

Mr. Richardson has served as our Chief Executive Officer and a member of the Board of Directors since the closing of the Merger, and prior to that time, served as a member of the board of directors of Private DropCar since September 2014. Mr. Richardson served as Co-Founder and Chief Executive Officer of Private DropCar since its inception in September 2014 through the closing of the Merger. Mr. Richardson also served as the Chairman of our Board of Directors from January 2018 to May 2018. Prior to his service with DropCar, from March 2009 through February 2016, Mr. Richardson served as Co-Founder and Chief Executive Officer of FanBridge, Inc., a platform that enables clients, such as musicians, comedians, influencers, and anyone with a fan base, to manage fan acquisition, retention, and engagement. In 2012, Forbes Magazine selected Mr. Richardson as a “30 Under 30” innovator. Mr. Richardson currently serves on the boards of directors of numerous private companies. Mr. Richardson holds a B.S. in Finance and Marketing from New York University Stern School of Business.

David Newman

Mr. Newman has served as our Chief Business Development Officer and a member of the Board of Directors since the closing of the Merger, and prior to that time, served as a member of the board of directors of Private DropCar since its inception in September 2014. Mr. Newman served as Co-Founder and Secretary of Private DropCar since its inception and as Chief Business Development Officer since April 2017. Mr. Newman also served as Treasurer and Chairman of the Board of Directors of Private DropCar from its inception until January 2018. Mr. Newman has served as President of David B. Newman Consultants, Inc., a New York-based consulting corporation, as President of Rockland Westchester Legal Services, PC, a New York-based legal services company, and as a Senior Managing Director of Brock Securities LLC, a broker-dealer that provides investment banking and advisory services, in each instance since February 2014. He previously served as a director of United Realty Trust Inc., a public real estate investment trust, from August 2012 through September 2015. Mr. Newman holds a B.B.A. in Business Management from Hofstra University and a J.D. from Fordham University School of Law.

Non-Employee Directors

Sebastian Giordano

Mr. Giordano currently serves as a consultant to the Company and has served as a member of the Board of Directors since the closing of the Merger, and prior to that time, served as a director of WPCS since February 2013. Mr. Giordano served as the Interim Chief Executive Officer of WPCS from August 2013 until April 25, 2016, when the interim label was removed from his title. He served as the Chief Executive Officer of WPCS since such time through the closing of the Merger. Since 2002, Mr. Giordano has been Chief Executive Officer of Ascentaur, LLC, a business consulting firm providing comprehensive strategic, financial and business development services to start-up, turnaround and emerging growth companies. From 1998 to 2002, Mr. Giordano was Chief Executive Officer of Drive One, Inc., a safety training and education business. From 1992 to 1998, Mr. Giordano was Chief Financial Officer of Sterling Vision, Inc., a retail optical chain. Mr. Giordano received B.B.A. and M.B.A. degrees from Iona College.

Mr. Giordano’s qualifications to sit on the Board of Directors include his broad management experience, including having served as Chief Executive Officer of WPCS.

Greg Schiffman

Mr. Schiffman has served as a member of the Board of Directors since the closing of the Merger. Mr. Schiffman served as the Chief Financial Officer of Vineti, Inc. from October 2017 through April 2018. He previously served as the Chief Financial Officer of each of Iovance Biotherapeutics (formerly Lion Biotechnologies), from October 2016 through June 2017, Stem Cells, Inc., from January 2014 through September 2016, and Dendreon Corporation, from December 2006 through December 2013. He currently serves on the boards of directors of several private companies. Mr. Schiffman holds a B.S. in Accounting from DePaul University and an MM (MBA) from Northwestern University Kellogg Graduate School of Management.

Mr. Schiffman’s qualifications to sit on the Board of Directors include his financial background, business experience and education.

Zvi Joseph

Mr. Joseph has served as a member of the Board of Directors since the closing of the Merger. He has served as Deputy General Counsel of Amdocs Limited, a publicly traded corporation that provides software and services to communications and media companies, since October 2005. He received his A.A.S. in Business Administration from Rockland Community College, his B.A. in Literature from New York University and his J.D. from Fordham University School of Law. He also holds a Certificate in Business Excellence from Columbia University School of Business.

Mr. Joseph’s qualifications to sit on the Board of Directors include his legal experience and education.

Solomon Mayer

Mr. Mayer has served as a member of the Board of Directors since the closing of the Merger and, prior to that time, served as a member of the Board of Directors of Private DropCar. He has served as President and Chief Executive Officer of Mooney Aviation Company, a private company that manufactures four-place, single-engine and piston-powered aircraft, since 1999. Prior to that time, he held the position of Chief Executive Officer of, and consultant to, Overseas Trading, a department store wholesaler. Mr. Mayer serves as a director of Laniado Hospital, a voluntary, not-for-profit hospital in Kiryat Sanz, Netanya, Israel, as well as a director of several private companies. He previously served as a consultant to and director of each of Innovative Food Holdings, a provider of sourcing, preparation and delivery of specialty/fresh food for both professional chefs and consumers, and BlastGard International Inc., which manufactures and markets proprietary blast mitigation materials, in each case, from 2002 until 2016.

Mr. Mayer’s qualifications to sit on the Board of Directors include his and extensive management experience as an executive and director of a variety of companies.

Joshua Silverman

Mr. Silverman has served as a member of the Board of Directors since the closing of the Merger, and prior to that time, served as a director of WPCS since August 2016. Mr. Silverman currently serves as the Managing Member of Parkfield Funding LLC. Mr. Silverman was the co-founder, and a Principal and Managing Partner of Iroquois Capital Management, LLC, an investment advisory firm. Since its inception in 2003 until July 2016, Mr. Silverman served as Co-Chief Investment Officer of Iroquois. While at Iroquois, he designed and executed complex transactions, structuring and negotiating investments in both public and private companies and has often been called upon by the companies solve inefficiencies as they relate to corporate structure, cash flow, and management. From 2000 to 2003, Mr. Silverman served as Co-Chief Investment Officer of Vertical Ventures, LLC, a merchant bank. Prior to forming Iroquois, Mr. Silverman was a Director of Joele Frank, a boutique consulting firm specializing in mergers and acquisitions. Previously, Mr. Silverman served as Assistant Press Secretary to The President of the United States. Mr. Silverman currently serves as a director of WPCS, Protagenic Therapeutics, Neurotrope, Inc., and TapImmune Inc., all of which are public companies. He previously served as a Director of National Holdings Corporation from July 2014 through August 2016, MGT Capital Investments, Inc. from December 2014 to May 2016, and Alanco Technologies Inc. from March 2016 through August 2016. Mr. Silverman received his B.A. from Lehigh University in 1992.

Mr. Silverman’s qualifications to sit on the Board of Directors include his experience as an investment banker, management consultant and as a director of numerous public companies.

Officers

Mark Corrao

Mr. Corrao has served as our Chief Financial Officer since February 28, 2019. He has served as Chief Financial Officer of KannaLife Sciences, Inc. since 2012. Prior to that time, Mr. Corrao served as Chief Financial Officer of each of Business Efficiency Experts, Inc., from 2010 through 2012, StrikeForce Technologies, Inc., from 2001 through 2010, and Advanced Communication Sciences, Inc. from 1997 through 2000. Mr. Corrao also has experience in accounting, having previously served as a partner at Frank T. LaFauci, CPAs, as controller at Design Production Management, Inc., as assistant controller at Greenfield Arbitrage Partners, as internal auditor at Spear, Leeds & Kellogg and as an accountant at A.L. Wellen & Co., CPAs. He holds a B.S. in Public Accounting from the City University of New York – Brooklyn College.

Leandro Larroulet

Mr. Larroulet joined Private DropCar in July 2017 as its Chief Information Officer. Prior to joining Private DropCar, Mr. Larroulet served as Chief Operating Officer (COO) for the Argentina based global technology development and consulting firm FDV Solutions from September 2016 to June 2017. Previously Mr. Larroulet held roles at FDV including Senior Project Manager, Software Developer and Network Operator, dating back to September 2007. Mr. Larroulet graduated from FIUBA (Engineering University of Buenos Aires), and also currently serves as both a member of their curricular commission for Information Systems as well as an auxiliary teacher for their Information Analysis program.

Director Independence

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with DropCar, Inc. either directly or indirectly. Based upon this review, our Board of Directors has determined that the following members of the Board of Directors are “independent directors” as defined by The Nasdaq Stock Market: Zvi Joseph, Solomon Mayer, Joshua Silverman and Greg Schiffman.

Meetings and Committees of the Board of Directors

During the fiscal year ended December 31, 2018, the Board held 13 meetings and approved certain actions by unanimous written consent. We expect our directors to attend all board and committee meetings and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities. Each director attended, either in person or telephonically, at least 75% of the aggregate Board meetings and meetings of committees on which he served during his tenure as a director or committee member, except Mr. Harrington attended 58% of the board meetings and Mr. Mayer attended 60% of the audit committee meetings.

Audit Committee

During the fiscal year ended December 31, 2018, the Audit Committee held 5 meetings. The Audit Committee of the Board (the “Audit Committee”) consists of Greg Schiffman, Zvi Joseph and Solomon Mayer, with Mr. Schiffman appointed as Chairman of the Committee. The Board has determined that all of the members are “independent” as that term is defined under applicable SEC rules and under the current listing standards of The Nasdaq Stock Market and that Mr. Schiffman qualifies as an “audit committee financial expert” pursuant to Item 407(d)(5) of Regulation S-K.

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

Executive Committee

During the fiscal year ended December 31, 2018, the Executive Committee of the Board (the “Executive Committee”) held 3 meetings. The Executive Committee consists of Zvi Joseph and Solomon Mayer with Mr. Joseph appointed as Chairman of the Committee. The Board has determined that all of the members are “independent” as that term is defined under applicable SEC rules and under the current listing standards of The Nasdaq Stock Market. The Board has adopted a written charter setting forth the authority and responsibilities of the Executive Committee.

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

Nominating Committee

During the fiscal year ended December 31, 2018, the Nominating Committee of the Board (“Nominating Committee”) held 2 meetings. The Nominating Committee consists of Zvi Joseph and Solomon Mayer with Mr. Mayer appointed as Chairman of the Committee. The Board has determined that all of the members are “independent” as that term is defined under applicable SEC rules and under the current listing standards of The Nasdaq Stock Market.

The Nominating Committee is responsible for assisting the Board in identifying individuals qualified to become members of the Board and executive officers of the Company; selecting, or recommending that the Board select, director nominees for election as directors by the stockholders of the Company; developing and recommending to the Board a set of effective governance policies and procedures applicable to the company; leading the Board in its annual review of the Board’s performance; recommending to the Board director nominees for each committee; making recommendations regarding committee purpose, structure and operations; and overseeing and approving a managing continuity planning process. During the fiscal year ended December 31, 2018, there were no changes to the procedures by which holders of our common stock may recommend nominees to the Board. The Nominating Committee is governed by a written charter approved by the Board.

Section 16(a) Beneficial Ownership Reporting Compliance, and Code of Conduct and Ethics

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

Based solely upon a review of the copies of such forms furnished to the Company, and on written representations from the reporting persons, the Company believes that all Section 16(a) filing requirements applicable to the Company’s directors and officers were timely met during the fiscal year ended December 31, 2018, except that one Form 4 for each of the following directors was not timely filed, in each case with respect to a single transaction: Spencer Richardson, David Newman, Gregory Schiffman, Sebastian Giordano, Zvi Joseph, Solomon Mayer and Joshua Silverman.

Code of Ethics

The Company adopted a Code of Ethics that applies to all employees, including the Company’s principal executive officer, principal financial officer, and principal accounting officer, as well as to the Board. A copy of the Code of Ethics is posted on the Company’s website.

ITEM 11 – EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2018 and 2017 by the Company’s (i) Chief Executive Officers and (ii) two most highly compensated executive officers other than the Chief Executive Officer who was serving as an executive officer at the end of the 2018 fiscal year and whose salary as determined by Regulation S-K, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1))	All Other Compensation ($)	Total ($)
Spencer Richardson	2018	273,471	387,500	1,621,983	100,000	26,957	2,409,911
Chief Executive Officer (2)	2017	17,308	250,000	273,050	-	176,365	716,723

Sebastian Giordano	2018	-	-	-	-	-	-
former Chief Executive Officer (3)	2017	180,000	-	-	104,000	-	284,000

Paul Commons	2018	208,152	15,000	-	234,139	-	457,291
former Chief Financial Officer (5)	2017	-	-	-	-	-	-

David Allen	2018	-	-	-	-	-	-
former Chief Financial Officer (3)	2017	140,000	-	-	78,000	-	218,000

Robert Roller	2018	-	-	-	-	-	-
President of WPCS Suisun City International Inc. (6)	2017	170,000	100,000	-	78,000	-	348,000

David Newman	2018	273,471	395,972	1,621,983	100,000	27,233	2,418,659
Chief Business Development Officer (4)	2017	17,308	250,000	273,050	-	156,615	696,973

(1)
The dollar amounts in this column represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions underlying the determination of fair value of the awards are set forth in Note 8 the financial statements included in this Annual Report on Form 10-K.
(2)
Mr. Richardson was CEO of Private DropCar until taking over as CEO of the Company upon the Merger.
(3)
Mr. Giordano was CEO of WPCS International Inc. until the Merger.
(4)
Mr. Newman was CBDO of Private DropCar until taking over as CBDO of the Company upon the Merger.
(5)
Mr. Commons was CFO from January 22, 2018 of Private DropCar until taking over as CFO of the Company upon the Merger, until the February 28, 2019.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Employment Agreement with Spencer Richardson

In connection with the Merger, the Company entered into an employment agreement with Mr. Richardson pursuant to which he serves as the Company’s Chief Executive Officer. The employment agreement provides for an initial term of three (3) years with automatic one (1) year renewals. The employment agreement provides for the following cash-based compensation: (a) an annual base salary equal to $275,000, subject to a 10% increase per year; (b) a bonus payment of $250,000 in connection with the closing of the Merger; (c) quarterly bonuses of at least $12,500; (d) milestone bonus payments based on the Company’s achievement of certain specified milestones; and (e) allowances for automobile, medical and dental.

Mr. Richardson is also entitled to annual option grants equivalent to 1% of the outstanding shares of the Company. Subject to continued employment through each vesting date, these annual grants will vest and become exercisable with respect to 1/8th of the shares on each 90th day following the date of grant; provided that all options will vest on a change of control of the Company. In addition to annual option grants, Mr. Richardson is eligible to receive additional option grants based on the Company’s achievement of certain specified milestones.

In the event that Mr. Richardson’s employment with the Company is terminated (a) by the Company without “cause” (including as a result of death or disability) following the end of the initial term, (b) by Mr. Richardson for “good reason”, or (c) due to non-renewal of the initial term by the Company, then the Company shall pay or provide (x) 24 months’ of salary continuation, (y) $100,000 (such amount representing the guaranteed quarterly bonus for 24 months), and (z) to the extent unvested, full acceleration of the vesting of any outstanding options.

In addition, Richardson has entered into a non-solicitation and non-competition agreement that applies during the term of employment and for 12 months thereafter.

Employment Agreement with David Newman

In connection with the Merger, the Company entered into an employment agreement with Mr. Newman pursuant to which he serves as the Company’s Chief Business Development Officer. The employment agreement provides for an initial term of three (3) years with automatic one (1) year renewals. The employment agreement provides for the following cash-based compensation: (a) an annual base salary equal to $275,000, subject to a 10% increase per year; (b) a bonus payment of $250,000 in connection with the closing of the Merger; (c) quarterly bonuses of at least $12,500; (d) milestone bonus payments based on the Company’s achievement of certain specified milestones; and (e) allowances for automobile, medical and dental.

Mr. Newman is also entitled to annual option grants equivalent to 1% of the outstanding shares of the Company. Subject to continued employment through each vesting date, these annual grants will vest and become exercisable with respect to 1/8th of the shares on each 90th day following the date of grant; provided that all options will vest on a change of control of the Company. In addition to annual option grants, Mr. Newman is eligible to receive additional option grants based on the Company’s achievement of certain specified milestones.

In the event that Mr. Newman’s employment with the Company is terminated (a) by the Company without “cause” (including as a result of death or disability) following the end of the initial term, (b) by Mr. Newman for “good reason”, or (c) due to non-renewal of the initial term by the Company, then the Company shall pay or provide (x) 24 months’ of salary continuation, (y) $100,000 (such amount representing the guaranteed quarterly bonus for 24 months), and (z) to the extent unvested, full acceleration of the vesting of any outstanding options.

In addition, Newman has entered into a non-solicitation and non-competition agreement that applies during the term of employment and for 12 months thereafter.

Employment Agreement with Paul Commons

On January 22, 2018, the Company entered into an employment agreement with Mr. Commons pursuant to which Mr. Commons agreed to serve as the Company’s Chief Financial Officer. The employment agreement provided for an initial term of three (3) years with automatic one (1) year renewals. The employment agreement for Mr. Commons provided for an annual base salary equal to $220,000 and quarterly bonuses equal to $5,000. Mr. Commons was also entitled to annual option grants equivalent to 1% of the outstanding shares of the Company. Subject to continued employment through each vesting date, these annual grants would vest and become exercisable with respect to 1/3 of the shares on the first anniversary of the effective date of the employment agreement, with the remaining 2/3 vesting in equal installments on a quarterly basis beginning on the last day of the next calendar quarter after the date on which the initial 1/3 of the shares vested.

In the event that Mr. Commons’s employment with the Company was terminated (a) by the Company without “cause” or (b) by Mr. Commons for “good reason” at any time during the 90 days following the effective date of the employment agreement, then for the nine month period following the termination date, the Company agreed to continue to pay to Mr. Commons (i) one-twelfth of his annual base salary each month and (ii) his quarterly bonus payments.

In addition, Mr. Commons entered into a non-solicitation and non-competition agreement that applies during the term of employment and for 12 months thereafter.

Mr. Commons’s employment as the Company’s Chief Financial Officer terminated on February 14, 2019.

Employment of Mark Corrao

On February 14, 2019, the Board approved (1) the termination of Paul Commons as Chief Financial Officer of the Company and any other positions on which he serves with respect to the Company and its subsidiaries and affiliates, and (2) the appointment of Mark Corrao as the Company’s new Chief Financial Officer, in each case effective as of February 28, 2019.

Mr. Corrao is employed in at-will capacity and does not have an employment agreement with the Company. As consideration for his services to the Company, Mr. Corrao will receive compensation in the amount of $1,500 per month.

Employment Agreement with Sebastian Giordano

The compensation arrangement of Sebastian Giordano, Chief Executive Officer of the Company, is set forth in a letter agreement, dated July 29, 2013, as amended on February 3, 2015. Pursuant to that agreement, Mr. Giordano is entitled to a base salary of $180,000 per year (effective as of January 1, 2015) and was granted options to purchase 2,273 shares of common stock, which were subject to vesting upon the Company meeting certain performance goals. As of April 30, 2017, the 2,273 options have expired. Future option grants are at the discretion of the Board. In addition, on January 31, 2017, the Executive Committee approved a bonus plan which allows Mr. Giordano to earn a yearly bonus of 50% of base salary of which 50% of the bonus is based upon achievement of the approved budget, 25% of the bonus is based upon certain performance targets and 25% of the bonus is based upon the discretion of the Board.

Change in Control Agreements with Sebastian Giordano and David Allen

The company entered into change in control agreements on September 29, 2015 with both Mr. Giordano and Allen. Pursuant to the terms of the agreements, both Mr. Giordano and Allen are entitled to payments of $350,000 and $150,000 respectfully, upon a change in control (as defined in their respective agreements) of the company. All payments under this agreement are contingent upon the respective officers’ execution and non-revocation of a general release of claims against the company.

As of January 30, 2018, immediately following the merger with Dropcar, Inc. both Mr. Giordano and Allen resigned from their respective positions and ceased serving as an employee of the company. In conjunction with their resignations and pursuant to the terms their change in control agreements, both Mr. Giordano and Allen were entitled to severance payment of $350,000 and $150,000, respectively.

Change in Control Agreement with Robert Roller

On October 21, 2015, the company’s subsidiary, Suisun City Operations, entered into a change in control agreement with Robert Roller, president of the Suisun City Operations. His agreement has an initial term of two years and automatically extends for additional one-year periods at the expiration of the initial term and on each anniversary thereafter unless either party notifies the other party of non-renewal no later than 30 days prior to such anniversary. Upon a change in control of the company or the Suisun City Operations, the agreement will continue for a term of two years and then terminate. This agreement entitles Mr. Roller to a severance payment of $150,000 and any unpaid compensation and benefits.

As of December 24, 2018, immediately following the divesture of Suisun City Operations to its management team, Mr. Robert Roller had voluntarily agreed to forfeit and released all claims against the company in connection with his change in control agreement.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table includes certain information with respect to all unexercised stock options and unvested shares of common stock outstanding owned by the named executive officers as of December 31, 2018.

Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Share)	Option Expiration Date	Number of Shares or Units of Stock that have not vested (#)	Market Value of Shares or units of Stock that have not vested ($)
Spencer Richardson	11,057	-	$9.72	December 23, 2028	20,387	154,125
David Newman	11,057	-	$9.72	December 23, 2028	20,387	154,125
Paul Commons	-	3,236	$79.56	February 28, 2018	-	-
Leandro Larroulet	-	626	$79.56	February 28, 2018	-	-

Director Compensation

The following table sets forth summary information concerning the total compensation earned by the non-employee directors during the year ended December 31, 2018 for services to the Company.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Non-equity incentive plan Compensation ($)	Nonqualified deferred compensation ($)	All other compensation	Total ($)
Brian Harrington	25,588	20,042	-	-	-	45,630
Greg Schiffman	25,588	20,042	-	-	-	45,630
Joshua Silverman	81,838	30,046	-	-	-	111,884
Sebastian Giordano	56,667	20,042	-	-	91,087(2)	167,796
Solomon Mayer	25,588	20,042	-	-	-	45,630
Zvi Joseph	25,588	20,042	-	-	-	45,630

(1) The dollar amounts in this column represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions underlying the determination of fair value of the awards are set forth in Note 3 the financial statements included in this Annual Report on Form 10-K.

(2) Mr. Giordano earned $147,754 through the consulting agreement between the Company and Ascentaur, LLC. $90,000 of these earnings was tied to the successful sale of WPCS Suisun City International Inc. in December 2018.

From January 31, 2018 through May 14, 2018 the Board earned cash compensation at the rate of $2,000 per month. Effective on May 15, 2018, the Company’s directors’ receive annual compensation of $30,000 and the Chairperson receives annual compensation of $120,000 per year for their service on the Board, with the exception that Mr. Giordano’s compensation was addressed through the consulting arrangement between Ascentaur LLC and the Company through March 10, 2019. Additionally, in May of 2018, option grants were awarded based upon the value of $30,000 for the Chairperson and $20,000 for the other non-employee directors.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item will be included in an amendment to this Annual Report on Form 10-K and is incorporated by reference in this report.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Board of Directors must approve in advance of all future transactions between us and any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of them, or any other related persons, as defined in Item 404 of Regulation S-K, or their affiliates, in which the amount involved is equal to or greater than $120,000. Any request for such a transaction must first be presented to our Board of Directors for review, consideration and approval. In approving or rejecting any such proposal, our Board of Directors is to consider all available information deemed relevant by the Board of Directors, including, but not limited to, the extent of the related person’s interest in the transaction, and whether the transaction is on terms no less favorable to us than terms we could have generally obtained from an unaffiliated third party under the same or similar circumstances.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, penalties fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of the Company, arising out of the person’s services as a director or executive officer.

Ascentaur LLC Agreement

On July 11, 2018, we entered into a consulting agreement (the “Consulting Agreement”) with Ascentaur, LLC (“Ascentaur”). Sebastian Giordano is the Chief Executive Officer of Ascentaur, LLC. Pursuant to the terms of the Consulting Agreement, Ascentaur has agreed to provide advisory services with respect to the strategic development and growth of the Company, including advising the Company on market strategy and overall Company strategy, advising the Company on the sale of the Company’s WPCS International business segment, providing assistance to the Company in identifying and recruiting prospective employees, customers, business partners, investors and advisors that offer desirable administrative, financing, investment, technical, marketing and/or strategic expertise, and performing such other services pertaining to the Company’s business as the Company and Ascentaur may from time to time mutually agree. As consideration for its services under the Consulting Agreement, Ascentaur shall be entitled to receive (i) a fee of $10,000 per month for a period of nine months from the effective date of the Consulting Agreement, (ii) a lump sum fee of $90,000 upon the closing of the sale of the Company’s WPCS International business segment and (iii) reimbursement for reasonable and customary business expenses incurred in connection with Ascentaur’s performance under the Consulting Agreement.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee has a policy concerning the approval of audit and non-audit services to be provided by our independent registered public accounting firm. The policy requires that the Audit Committee pre-approve all audit services and all permitted non-audit services (including fees and terms thereof), except as otherwise prohibited pursuant to the Securities Exchange Act of 1934, as amended. These services may include audit services, audit-related services, tax services and other services. For each proposed service, the Audit Committee reviews a description of the service and sufficient information to confirm the determination that the provision of such service will not impair the independent registered public accounting firm’s independence. The Chairman of the Audit Committee is authorized to grant such pre-approvals in the event there is a need for such approvals prior to the next full Audit Committee meeting, provided all such pre-approvals are then reported to the full Audit Committee at its next scheduled meeting.

The following table presents fees for professional audit services rendered by EisnerAmper LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2018 and December 31, 2017 and fees billed for other services rendered by EisnerAmper LLP and other professional accounting firms during those periods.

	2018	2017
Audit Fees:(1)	$421,373	$307,654
Audit-Related Fees:(2)	59,986	—
Tax Fees:(3)	—	—
All Other Fees:(4)	—	—
Total	$481,359	$307,654

(1) Audit Fees include fees for services rendered for the audit of our annual financial statements, the review of financial statements included in our quarterly reports on Form 10-Q, assistance with and review of documents filed with the SEC and consents and other services normally provided in connection with regulatory filings. In 2018, $399,299 was billed for audit fees, of which $46,200 was billed by Marcum LLP in connection with regulatory filings.

(2) Audit-Related Fees principally include fees incurred for due diligence in connection with potential transactions and accounting consultations.

(3) Tax Fees would include fees for services rendered for tax compliance, tax advice, and tax planning. There were no tax fees incurred with EisnerAmper LLP in 2018 and 2017.

(4) All Other Fees would include fees that do not constitute Audit Fees, Audit-Related Fees, or Tax Fees.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a). The following documents are filed as part of this annual report on Form 10-K:

(a)(1) and (2). See “Index to Consolidated Financial Statements and Financial Statement Schedules” at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable, or the information is included in the financial statements or notes thereto.

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit
Number	Description

2.1
Agreement and Plan of Merger and Reorganization, dated September 6, 2017, by and among WSP International Incorporated, DC Acquisition Corporation, and the Company (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2017).

2.2
Amendment No. 3 to Agreement and Plan of Merger, dated December 4, 2017, by and among WSP International Incorporated, DC Acquisition Corporation, and the Company (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2017).

2.3
Form of Support Agreement, dated as of September 6, 2017, by and between the Company and certain stockholders named therein (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2017).

2.4
Form of Support Agreement, dated as of September 6, 2017, by and between the Company and certain stockholders named therein (incorporated by reference from Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2017).

2.5
Form of Support Agreement, dated as of September 6, 2017, by and between the Company and certain stockholders named therein (incorporated by reference from Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2017).

3.1*	Amended and Restated Certificate of Incorporation of the Company, as amended, dated March 8, 2019.

3.2
Amended and Restated Bylaws of the Registrant, as amended on July 26, 2018 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2018).

4.1	Form of Series K Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2018).

4.2	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on September 10, 2018).

4.3	Form of Warrant Amendment to Series H-4 Warrant (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on September 10, 2018).

4.4	Form of Series I Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2018).

4.5	Form of Warrant to Purchase Common Stock of WPCS International Incorporated (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 22, 2016).

4.6	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 4, 2017).

10.1
Stock Purchase Agreement, dated as of December 10, 2018, between DropCar, Inc. and World Professional Cabling Systems, LLC (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 14, 2018).

10.2
Form of Securities Purchase Agreement, dated as of November 14, 2018, between DropCar, Inc. and Alpha Capital Anstalt (incorporated by reference from Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2018).

10.3
Securities Purchase Agreement, dated December 21, 2016, between WPCS International Incorporated and each purchaser identified therein (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 22, 2016).

10.4
Registration Rights Agreement, dated December 21, 2016, by and among WPCS International Incorporated and the investors listed therein (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 22, 2016).

10.5	Securities Purchase Agreement, dated March 30, 2017 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 4, 2017).

10.6
Registration Rights Agreement, dated March 30, 2017, by and among WPCS International Incorporated and the purchasers listed therein (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K filed April 4, 2017).

10.7
Final form of the Repricing Offer Letter, dated December 4, 2017, from WPCS International Incorporated to each of Iroquois Master Fund, Iroquois Capital Investment Group, LLC and American Capital Management, LLC (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 6, 2017).

10.8†
Form of Indemnification Agreement, by and between the Company and each of its directors and officers (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 5, 2018.).

10.9†
Separation Agreement, dated January 30, 2018, by and between the Company and Sebastian Giordano (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed February 5, 2018).

10.10†	Separation Agreement, dated January 30, 2018, by and between the Company and David Allen (incorporated by reference from Exhibit 10.3 of Company’s Current Report on Form 8-K filed February 5, 2018).

10.11†
Employment Agreement, by and between the Company and Spencer Richardson, dated as of September 6, 2017 (incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K filed February 5, 2018).

SPLIT

10.12†
Employment Agreement, by and between the Company and David Newman, dated as of September 6, 2017 (incorporated by reference from Exhibit 10.5 of the Company’s Current Report on Form 8-K filed February 5, 2018).

10.13†
Employment Agreement, by and between the Company and Paul Commons, dated as of January 22, 2018 (incorporated by reference to Exhibit 10.6 of Company’s Current Report on Form 8-K filed February 5, 2018).

10.14
Securities Purchase Agreement, dated March 8, 2018, between the Company and the purchasers named therein (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 9, 2018).

10.15
Registration Rights Agreement, dated March 8, 2018, by and among the Company and the purchasers named therein (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 9, 2018).

10.16	Form of Warrant Exchange Agreement (incorporated by reference from Exhibit 10.1 of Company’s Current Report on Form 8-K filed April 20, 2018).

10.17†
Consulting Agreement, dated as of July 11, 2018, by and between the Company and Ascentaur, LLC (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 13, 2018).

23.1*	Consent of EisnerAmper LLP

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial And Accounting Officer

32.1*
Section 1350 Certification of Principal Executive Officer and Principal Financial Officer (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference).

* Filed herewith.
† Management contract or compensatory plan or arrangement.

ITEM 16 – SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DROPCAR, INC.

Date: April 2, 2019	By:	/s/ Spencer Richardson
Spencer Richardson
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Spencer Richardson	Chief Executive Officer	April 2, 2019
Spencer Richardson	(Principal Executive Officer)

/s/ Mark Corrao	Chief Financial Officer	April 2, 2019
Mark Corrao	(Principal Financial Officer)

/s/ Joshua Silverman	Chairman of the Board of Directors	April 2, 2019
Joshua Silverman

/s/ Sebastian Giordano
Sebastian Giordano	Director	April 2, 2019

/s/ David Newman
David Newman	Director, Chief Business Development Officer	April 2, 2019

/s/ Zvi Joseph
Zvi Joseph	Director	April 2, 2019

/s/ Solomon Mayer
Solomon Mayer	Director	April 2, 2019

/s/ Greg Schiffman
Greg Schiffman	Director	April 2, 2019

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
DropCar, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DropCar, Inc. and Subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of approximately $29.8 million and negative cash flow from operations of approximately $10.6 million and anticipates additional losses in fiscal year 2019, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Adoption of ASU No. 2014-09

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of for recognizing revenue in the accompanying consolidated financial statements for the years ended December 31, 2018 and 2017 due to the adoption of Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.

Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company's auditor since 2017.

EISNERAMPER LLP
New York, New York
April 1, 2019

DropCar, Inc., and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2018	2017

ASSETS

CURRENT ASSETS:
Cash	$4,303,480	$372,011
Accounts receivable, net	295,626	187,659
Prepaid expenses and other current assets	328,612	51,532
Total current assets	4,927,718	611,202

Property and equipment, net	39,821	5,981
Capitalized software costs, net	659,092	589,584
Other assets	3,525	3,000

TOTAL ASSETS	$5,630,156	$1,209,767

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,338,560	$1,820,731
Deferred revenue	253,200	236,433
Accrued interest	-	135,715
Total current liabilities	2,591,760	2,192,879

Convertible note payable, net of debt discount	-	3,506,502
TOTAL LIABILITIES	2,591,760	5,699,381

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series seed preferred stock, 275,691 shares authorized, zero and 275,691 issued and outstanding as of December 31, 2018 and 2017, respectively	-	27
Series A preferred stock, 642,728 shares authorized, zero and 611,944 issued and outstanding as of December 31, 2018 and 2017, respectively	-	61
Convertible Series H, 8,500 shares designated, 8 and zero shares issued and outstanding as of December 31, 2018 and 2017, respectively	-	-
Convertible Series H-1, 9,488 shares designated zero shares issued and outstanding as of December 31, 2018 and 2017, respectively	-	-
Convertible Series H-2, 3,500 shares designated zero shares issued and outstanding as of December 31, 2018 and 2017, respectively	-	-
Convertible Series H-3, 8,461 shares designated 2,189 and zero shares issued and outstanding as of December 31, 2018 and 2017, respectively	-	-
Convertible Series H-4, 30,000 shares designated 26,619 and zero shares issued and outstanding as of December 31, 2018 and 2017, respectively	3	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 1,633,394 and 374,285 issued and outstanding as of December 31, 2018 and 2017, respectively	163	37
Additional paid in capital	32,791,951	5,115,158
Accumulated deficit	(29,753,721)	(9,604,897)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	3,038,396	(4,489,614)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,630,156	$1,209,767

The accompanying notes are an integral part of these consolidated financial statements.

DropCar, Inc., and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31
	2018	2017

NET REVENUES	$6,077,667	$4,285,514

COST OF REVENUES	7,863,673	4,543,456

GROSS LOSS	(1,786,006)	(257,942)

OPERATING EXPENSES
Research and development	322,269	90,075
Selling, general and administrative expenses	11,350,406	5,747,969
Depreciation and amortization	354,657	218,660
TOTAL OPERATING EXPENSES	12,027,332	6,056,704

OPERATING LOSS	(13,813,338)	(6,314,646)

Interest expense, net	(1,081,226)	(1,326,160)

LOSS FROM CONTINUING OPERATIONS	(14,894,564)	(7,640,806)

DISCONTINUED OPERATIONS
Income from operations of discontinued component	315,119	-
Loss on sale of component	(4,169,718)	-
LOSS ON DISCONTINUED OPERATIONS	(3,854,599)	-

NET LOSS	(18,749,163)	(7,640,806)

Deemed dividend on exchange of warrants	(1,399,661)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(20,148,824)	$(7,640,806)

AMOUNTS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Loss from continuing operations	$(16,294,225)	$(7,640,806)
Loss from discontinued operations	(3,854,599)	-
NET LOSS	$(20,148,824)	$(7,640,806)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED
Continuing operations	$(12.04)	$(23.61)
Discontinued operations	(2.85)	-
NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(14.89)	$(23.61)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED 1,352,826	1,352,826	323,633

The accompanying notes are an integral part of these consolidated financial statements.

DropCar, Inc., and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

														Additional
	Series Seed Preferred Stock		Series A Preferred Stock		Series H Preferred Stock		Series H-3 Preferred Stock		Series H-4 Preferred Stock		Common Stock		Subscription	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Total

Balances, January 1, 2017	275,691	$27	530,065	$53	-	$-	-	$-	-	$-	272,720	$27	$(69,960)	$2,117,237	$(1,964,091)	$83,293
Issuance of Series A Preferred stock	-	-	73,845	7	-	-	-	-	-	-	-	-	69,960	150,001	-	219,968
Issuance of Series A Preferred stock for services	-	-	8,034	1	-	-	-	-	-	-	-	-	-	24,999	-	25,000
Fair value of warrants issued with convertible notes	-	-	-	-	-	-	-	-	-	-	-	-	-	2,138,931	-	2,138,931
Issuance of common stock to offficers	-	-	-	-	-	-	-	-	-	-	101,565	10	-	546,090	-	546,100
Stock based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	137,900	-	137,900
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(7,640,806)	(7,640,806)
Balance, December 31, 2017	275,691	27	611,944	61	-	-	-	-	-	-	374,285	37	-	5,115,158	(9,604,897)	(4,489,614)
Issuance of common stock for cash	-	-	-	-	-	-	-	-	-	-	10,057	1	-	299,999	-	300,000
Conversion of debt into common stock	-	-	-	-	-	-	-	-	-	-	136,785	14	-	3,682,488	-	3,682,502
Conversion of accrued interest into common stock	-	-	-	-	-	-	-	-	-	-	4,518	-	-	159,584	-	159,584
Interest on lock-up shares in relation to convertible debt	-	-	-	-	-	-	-	-	-	-	85,571	9	-	672,135	-	672,144
Exchange of shares in connection with Merger	-	-	-	-	-	-	-	-	-	-	490,422	49	-	9,792,139	-	9,792,188
Conversion of outstanding Preferred Stock in connection with Merger	(275,691)	(27)	(611,944)	(61)	-	-	-	-	-	-	147,939	15	-	73	-	-
Issuance of Series H preferred stock in connection with Merger	-	-	-	-	8	-	-	-	-	-	-	-	-	-	-	-
Issuance of Series H-3 preferred stock in connection with Merger	-	-	-	-	-	-	2,189	-	-	-	-	-	-	-	-	-
Issuance of Series H-4 preferred stock and warrants in private placement net of costs of $101,661	-	-	-	-	-	-	-	-	26,843	3	-	-	-	5,898,336	-	5,898,339
Issuance of common shares in connection with exercise of H-4 warrants	-	-	-	-	-	-	-	-	-	-	260,116	26	-	936,397	-	936,423
Issuance of Pre-Funded Series K Warrants net of costs of $15,000	-	-	-	-	-	-	-	-	-	-	-	-	-	968,329	-	968,329
Stock based compensation for options issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	-	434,555	-	434,555
Stock based compensation for restricted stock units issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	-	2,954,124	-	2,954,124
Stock based compensation for common stock issued to service providers	-	-	-	-	-	-	-	-	-	-	60,262	6	-	478,979	-	478,985
Deemed dividend on exchange of Merger Warrants to Series I Warrants and common stock	-	-	-	-	-	-	-	-	-	-	48,786	5	-	316,856	(316,861)	-
Deemed dividend on modification of H-4 Warrants and issuance of Series J Warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	1,019,040	(1,019,040)	-
Deemed dividend on modification of H-4 Warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	63,760	(63,760)	-
Conversion of Series H-4 Preferred Stock into common stock	-	-	-	-	-	-	-	-	(224)	-	14,653	1	-	(1)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(18,749,163)	(18,749,163)
Balance Decembe 31, 2018	-	$-	-	$-	8	$-	2,189	$-	26,619	$3	1,633,394	$163	$-	$32,791,951	$(29,753,721)	$3,038,396

The accompanying notes are an integral part of these consolidated financial statements.

DropCar, Inc., and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,749,163)	$(7,640,806)
Loss from discontinued operations and disposal	3,854,599	-
Loss from continuing operations	(14,894,564)	(7,640,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	359,654	218,660
Bad debt provision	-	42,057
Amortization of debt discount	176,000	1,190,633
Stock based compensation	3,793,520	709,000
Non-cash interest expense	696,013	-
Changes in operating assets and liabilities:
Accounts receivable	(107,967)	(168,006)
Prepaid expenses and other assets	(208,349)	(32,915)
Accounts payable and accrued expenses	460,829	1,172,306
Accrued interest	-	135,715
Deferred revenue	16,767	155,157

NET CASH USED IN OPERATING ACTIVITIES - CONTINUING OPERATIONS	(9,708,097)	(4,218,199)
NET CASH USED IN OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	(858,821)	-
NET CASH USED IN OPERATING ACTIVITIES	(10,566,918)	(4,218,199)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(43,109)	(6,600)
Capitalization of software costs	(419,892)	(251,324)
Cash received upon acquisition	4,947,023	-
Proceeds from sale of component, net of cash relinquished	1,995,634	-
Increase in other assets	(525)	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES - CONTINUING OPERATIONS	6,479,131	(257,924)
NET CASH USED IN INVESTING ACTIVITIES - DISCONTINUED OPERATIONS	(33,576)	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	6,445,555	(257,924)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	300,000	-
Proceeds from the sale of Series H-4 preferred stock	6,000,000	-
Financing costs from the sale of Series H-4 preferred stock and warrants	(101,661)	-
Proceeds from issuance of common stock in connection with exercise of H-4 warrants	936,423	-
Proceeds from the sale of Series K Warrants	983,333
Financing costs from the sale of Series K warrants	(15,000)
Proceeds from issuance of Series A Preferred Stock and subscription receivable	-	219,968
Proceeds from issuance of convertible notes and warrants	-	4,840,000
Offering costs - Convertible Notes	-	(263,200)

NET CASH PROVIDED BY FINANCING ACTIVITIES - CONTINUING OPERATIONS	8,103,095	4,796,768
NET CASH USED IN FINANCING ACTIVITIES - DISCONTINUED OPERATIONS	(50,263)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,052,832	4,796,768

Net increase in cash	3,931,469	320,645

Cash, beginning of period	372,011	51,366

Cash, end of period	$4,303,480	$372,011

SUPPLEMENTAL CASH FLOW INFORMATION:

NON-CASH FINANCING ACTIVITIES:

Fair value of stock warrants issued with convertible notes	$-	$2,138,931
Fair value of common stock sold to founders	$-	$684,000
Accrued offering costs	$-	$122,000
Accrued capitalized software costs	$-	$108,979
Stock issued to WPCS Shareholder in the merger, net of cash received of 4,947,023	$4,845,200	$-
Series H-4 offering cost paid in H-4 shares and warrants	$568,468	$-
Stock issued for convertible note payable	$3,682,502	$-
Stock issued for accrued interest on convertible note payable	$159,584	$-
Deemed dividends on warrant issuances and modification	$1,399,656	$-

The accompanying notes are an integral part of these consolidated financial statements.

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

1. The Company

Merger and Exchange Ratio

On January 30, 2018, DC Acquisition Corporation (“Merger Sub”), a wholly-owned subsidiary of WPCS International Incorporated (“WPCS”), completed its merger with and into DropCar, Inc. (“Private DropCar”), with Private DropCar surviving as a wholly owned subsidiary of WPCS. This transaction is referred to as the “Merger.” The Merger was effected pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated September 6, 2017, by and among WPCS, Private DropCar and Merger Sub.

As a result of the Merger, each outstanding share of Private DropCar share capital (including shares of Private DropCar share capital issued upon the conversion of outstanding convertible debt) automatically converted into the right to receive approximately 0.3273 shares of WPCS’s common stock, par value $0.0001 per share (the “Exchange Ratio”). Following the closing of the Merger, holders of WPCS’s common stock immediately prior to the Merger owned approximately 22.9% on a fully diluted basis, and holders of Private DropCar common stock immediately prior to the Merger owned approximately 77.1% on a fully diluted basis, of WPCS’s common stock.

The Merger has been accounted for as a reverse acquisition under the acquisition method of accounting where Private DropCar is considered the accounting acquirer and WPCS is the acquired company for financial reporting purposes. Private DropCar was determined to be the accounting acquirer based on the terms of the Merger Agreement and other factors, such as relative voting rights and the composition of the combined company’s board of directors and senior management, which was deemed to have control. The pre-acquisition financial statements of Private DropCar became the historical financial statements of WPCS following the Merger. The historical financial statements, outstanding shares and all other historical share information have been adjusted by multiplying the respective share amount by the Exchange Ratio as if the Exchange Ratio had been in effect for all periods presented.

Immediately following the Merger, the combined company changed its name from WPCS International Incorporation to DropCar, Inc. The combined company following the Merger may be referred to herein as “the combined company,” “DropCar,” or the “Company.”

Discontinued Operations

On December 10, 2018, the Company signed a definitive agreement with a private corporation and completed the sale on December 24, 2018 of 100% of the Suisun City Operations, its wholly owned subsidiary, for a total cash consideration of $3.5 million. The sale of Suisun City Operations represented a strategic shift that has had a major effect on the Company’s operations, and therefore, was presented as discontinued operations in the consolidated statement of operations.

Trading of Company’s stock

The Company’s shares of common stock listed on The Nasdaq Capital Market, previously trading through the close of business on January 30, 2018 under the ticker symbol “WPCS,” commenced trading on The Nasdaq Capital Market, on a post-Reverse Stock Split adjusted basis, under the ticker symbol “DCAR” on January 31, 2018.

On September 25, 2018, the Company received a notification letter from The Nasdaq Stock Market ("Nasdaq") informing the Company that for the last 30 consecutive business days, the bid price of the Company’s securities had closed below $1.00 per share, which is the minimum required closing bid price for continued listing on The Nasdaq Capital Market pursuant to Listing Rule 5550(a)(2). In order to regain compliance, on March 8, 2019, the Company filed a certificate of amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a one-for-six reverse stock split of its outstanding shares of common stock. On March 26, 2019, the Company received a notification letter from The Nasdaq Stock Market informing it that it had regained compliance with Listing Rule 5550(a)(2).

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

Basis of Presentation and Principles of Consolidation

These consolidated financial statements of Dropcar, Inc., a Delaware corporation, are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and include the accounts of its wholly-owned subsidiaries. All significant intercompany transactions and amounts have been eliminated. The results of businesses acquired and disposed of are included in the consolidated financial statements from the date of the acquisition or up to the date of disposal, respectively. During the year, the Company completed a reverse merger with WPCS International Incorporated, the parent company of WPCS International – Suisun City, Inc. (the “Suisun City Operations”), a wholly-owned subsidiary. Subsequently, the Company completed the sale of the wholly-owned Suisun City Operations and is reported in discontinued operations. See Note 3 to the financial statements for further details.

Acquisition Accounting

The fair value of WPCS assets acquired and liabilities assumed was based upon management’s estimates assisted by an independent third-party valuation firm. As of December 31, 2018, the acquisition accounting was completed and there were no further adjustments to the assumptions. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer relationships and the trade name, present value and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

The purchase price allocation of $9.8 million was as follows:

Fair value of equity consideration, 506,423 WPCS common shares	$9,792,000
Liability assumed: notes payable	158,000
Total purchase price consideration	$9,950,000

Tangible assets
Net working capital (1)	$6,664,000
Deferred revenue	(2,300,000)
Property and equipment	376,000

Intangible assets (2)
Customer contracts	1,200,000
Trade name	600,000
Goodwill	3,410,000

Total allocation of purchase price consideration	$9,950,000

(1) Net working capital consisted of cash of $4,947,000; accounts receivable and contract assets of $3,934,000; other assets of $317,000; accounts payable and accrued liabilities of $2,534,000.

(2) The useful lives related to the acquired customer relationships and trade name were expected to be approximately 10 years.

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

DropCar Operating

DropCar Operating is a provider of automotive vehicle support, fleet logistics, and concierge services for both consumers and the automotive industry. Its cloud-based Enterprise Vehicle Assistance and Logistics (“VAL”) platform and mobile application (“app”) assists consumers and automotive-related companies to reduce the costs, hassles and inefficiencies of owning a car, or fleet of cars, in urban centers. In July 2018, DropCar Operating launched its Mobility Cloud platform which provides automotive-related businesses with a 100% self-serve SaaS version of its VAL platform to manage their own operations and drivers, as well as customer relationship management (“CRM”) tools that enable their clients to schedule and track their vehicles for service pickup and delivery. DropCar Operating’s Mobility Cloud also provides access to private application programming interfaces (“APIs”) which automotive-businesses can use to integrate DropCar Operating’s logistics and field support directly into their own applications and processes natively, to create more seamless client experiences. The Company has not earned any revenues from Mobility Cloud in 2018.

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

To date, the Company operates primarily in the New York metropolitan area. In May 2018, the Company expanded operations with its B2B business in San Francisco. In June 2018, the Company expanded its B2B operations in Washington DC. In August 2018, the Company expanded B2B operations to Los Angeles. These three new market expansions are with a major OEM customer.

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

Concentrations

Accounts Receivable

The Company’s concentration of accounts receivable are as follows:

	As of December 31,
	2018	2017
Customer A	58%	21%
Customer B	23%	15%

2.
Liquidity and Going Concern

The Company has a limited operating history and the sales and income potential of its business and market are unproven. As of December 31, 2018, the Company has an accumulated deficit of $29.8 million and has experienced net losses each year since its inception. The Company anticipates that it will continue to incur net losses into the foreseeable future and will need to raise additional capital to continue. The Company’s cash is not sufficient to fund its operations through March 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date of the filing of this Form 10-K.

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

3.
Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect amounts reported therein. Generally, matters subject to estimation and judgement include amounts related to accounts receivable realization, asset impairments, useful lives of intangibles, property and equipment, deferred tax asset valuation allowances, and operating expense accruals. Actual results could differ from those estimates.

Accounts receivable

Accounts receivable are carried at original invoice amount less an estimate made for holdbacks and doubtful receivables based on a review of all outstanding amounts. The Company determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and set up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. At December 31, 2018 and 2017, the accounts receivable reserve was approximately $2,000 and $40,000, respectively.

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

Revenue Recognition

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, codified as ASC 606: Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company adopted ASC 606 effective January 1, 2018, using modified retrospective basis and the cumulative effect was immaterial to the financial statements.

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

DropCar Operating contracts are generally designed to provide cash fees to the Company on a monthly basis or an agreed upfront rate based upon demand services. The Company’s performance obligation is satisfied over time as the service is provided continuously throughout the service period. The Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing a continuous service to the customer. Contracts with minimum performance guarantees or price concessions include variable consideration and are subject to the revenue constraint. The Company uses an expected value method to estimate variable consideration for minimum performance guarantees and price concessions.

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

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

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

Disaggregated Revenues

The following table presents our revenues from contracts with customers disaggregated by revenue source.

	Years ended December 31,
	2018	2017
DropCar Operating Subscription Services	$4,409,037	$3,446,651
DropCar Operating Services On-Demand	1,668,630	838,863
Total Revenue(1)(2)	$6,077,667	$4,285,514

(1)
Represents revenues recognized by type of services.
(2)
All revenues are generated in the United States.

The following presents our revenues from B2C and B2B customers.

	Years ended December 31,
	2018	2017
DropCar Operating B2C	$5,019,002	$3,829,423
DropCar Operating B2B	1,058,665	456,091
DropCar Operating Revenue	$6,077,667	$4,285,514

Employee Stock-Based Compensation

The Company recognizes all employee share-based compensation as an expense in the financial statements. Equity-classified awards principally related to stock options, restricted stock units (“RSUs”) and equity-based compensation, are measured at the grant date fair value of the award. The Company determines grant date fair value of stock option awards using the Black-Scholes option-pricing model. The fair value of RSUs are determined using the closing price of the Company’s common stock on the grant date. For service-based vesting grants, expense is recognized ratably over the requisite service period based on the number of options or shares. Stock-based compensation is reversed for forfeitures in the period of forfeiture.

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

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

Capitalized Software

Costs related to website and internal-use software development are accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 350-50 — Intangibles — Website Development Costs. Such software is primarily related to our websites and mobile apps, including support systems. We begin to capitalize our costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. Costs incurred prior to meeting these criteria are expensed as incurred and recorded within General and administrative expenses within the accompanying consolidated statements of operations. Costs incurred for enhancements that are expected to result in additional features or functionality are capitalized. Capitalized costs are amortized over the estimated useful life of the enhancements, generally between two and three years.

Impairment of Long-Lived Assets

Long-lived assets are primarily comprised of intangible assets, property and equipment, and capitalized software costs. The Company evaluates its Long-Lived Assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. If these circumstances exist, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairments to long-lived assets for the years ended December 31, 2018 and 2017.

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2018 and 2017, the Company had a full valuation allowance against deferred tax assets.

The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, among other things, permanently lowered the statutory federal corporate tax rate from 35% to 21%, effective for tax years including or beginning January 1, 2018. Under the guidance of ASC 740, “Income Taxes” (“ASC 740”), the Company revalued its net deferred tax assets on the date of enactment based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation. Although in the normal course of business the Company is required to make estimates and assumptions for certain tax items which cannot be fully determined at period end, the Company did not identify items for which the income tax effects of the Tax Act have not been completed as of December 31, 2018 and, therefore, considers its accounting for the tax effects of the Tax Act on its deferred tax assets and liabilities to be complete as of December 31, 2018.

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

Fair Value Measurement

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

Financial instruments with carrying values approximating fair value include cash, accounts receivable, other assets, convertible notes and accounts payable due to their short-term nature.

Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted loss per share are computed by assuming that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by the Company with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

The following securities were excluded from weighted average diluted common shares outstanding because their inclusion would have been antidilutive.

	As of December 31,
	2018	2017
Common stock equivalents:
Common stock options	302,773	-
Series A, H-1, H-3, H-4, I, J, K and Merger common stock purchase warrants	863,084	-
Series H, H-3, and H-4 Convertible Preferred Stock	10,502,883	-
Restricted shares (unvested)	244,643
Convertible notes	-	136,789
Series seed preferred stock	-	275,694
Series A preferred stock	-	611,946
Totals	11,913,383	1,024,429

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

Research and development costs, net

Costs are incurred in connection with research and development programs that are expected to contribute to future earnings. Such costs include labor, stock-based compensation, training, software subscriptions, and consulting. These amounts are charged to the consolidated statement of operations as incurred. Total research and development expenses were approximately $0.3 million and $0.1 million for the years ended December 31, 2018 and 2017, respectively.

Adoption of New Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration for which the entity expects to be entitled for that specific good or service. Entities may use a full retrospective approach or on a prospective basis and report the cumulative effect as of the date of adoption. The Company adopted the new standard on January 1, 2018, using prospective basis and the cumulative effect was immaterial to the financial statements. The new standard also requires enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down round features. The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The adoption of this standard on January 1, 2018, did not have a material effect on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new guidance dictates that, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, it should be treated as an acquisition or disposal of an asset. The guidance was adopted as of January 1, 2018, and did not have a material effect on the Company’s financial statements.

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.

In February 2016, the Financial Accounting Standards Board (FASB) established Accounting Standards Codification (ASC) Topic 842, Leases, as subsequently amended, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to now recognize operating leases on the balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

The new standard is effective for the Company on January 1, 2019, with early adoption permitted. The Company expects to adopt the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either: (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company expects to adopt the new standard on January 1, 2019 and use the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients’, which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of- hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company.

The Company expects that this standard will have an immaterial effect on its financial statements. While the Company continues to assess all of the effects of adoption, it currently believes the most significant effects relate to: (1) the recognition of new ROU assets and lease liabilities on its balance sheet for its operating leases; (2) providing significant new disclosures about its leasing activities. The Company does not expect a significant change in its leasing activities between now and adoption.

On adoption, the Company currently expects to recognize additional lease liabilities and corresponding ROU assets of less than $15,000 each based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company currently expect to elect the short-term lease recognition exemption for its corporate office leases and garage leases. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition.

The Company also currently expects to elect the practical expedient to not separate lease and non-lease components for all of its leases.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The Company will adopt ASU 2018-07 effective January 1, 2019, and the adoption of this ASU will not have a material effect on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Changes to Disclosure Requirements for Fair Value Measurements, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for the Company beginning January 1, 2020. The Company is currently evaluating the impact this standard will have on the Company’s consolidated financial statements.

4.
Discontinued Operations and Disposition of Operating Segment

On December 10, 2018, the Company signed a definitive agreement with a private corporation and completed the sale on December 24, 2018, of 100% of the corporate capital of Suisun City Operations, a wholly owned subsidiary of Dropcar, Inc, for a total cash consideration of $3.5 million. The Company recognized the following loss on sale of component on the date of sale:

Sales price	$3,500,000
Commissions and various transaction costs	(332,220)
Net sales proceeds	3,167,780

Carrying amounts of assets, net of liabilities	7,337,498*
Loss on sale of Suisun City Operations	$(4,169,718)

* The carrying amounts of assets included cash of $1,504,366; accounts receivable and contract asset of $4,177,568; prepaid expenses and other current assets of $57,486; property and equipment of $295,206; intangibles and goodwill of $5,048,247; carrying amounts of liabilities included accounts payable and accrued liabilities of $3,688,831 and loans of $56,544.

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

The operations and cash flows of the Suisun City Operations were eliminated from ongoing operations following its sale. The operating results of the Suisun City Operations for the year ended December 31, 2018 were as follows:

Revenues	$13,730,252
Cost of revenues	10,836,754
Gross profit	2,893,498

Selling, general and administrative expenses	2,285,661
Depreciation and amortization	287,830
Total Operating Expenses	2,573,491

Interest expense, net	4,888

Net income from discontinued operations	$315,119

5.
Capitalized Software

Capitalized software costs consists of the following as of December 31, 2018 and 2017:

	As of December 31,
	2018	2017
Software	$1,324,275	$904,383
Accumulated amortization	(665,183)	(314,799)
Total	$659,092	$589,584

Amortization expense for the years ended December 31, 2018 and 2017, was $350,385 and $218,660, respectively.

6. Convertible Notes Payable

During the year ended December 31, 2017, the Company issued convertible notes totaling $4,840,000 and warrants to acquire 146,358 shares of common stock at an exercise price of $59.04 per share in connection with the convertible notes (the “Notes”). The Notes all had a maturity date of one year from the date of issuance, and accrued interest at a rate of 6% per annum, compounded annually. The Notes were convertible at $35.40 per share and, including accrued interest, were converted into 141,303 shares of common stock in connection with the Merger.

In connection with the Merger, the holders of the Notes entered into lock-up agreements pursuant to which they have agreed not to sell the 85,573 shares of common stock received in the Merger. The length of the lock-up period is up to 120 days. For the year ended December 31, 2018, the Company recorded $672,144 as interest expense in relation to the lock-up agreements in the accompanying consolidated statement of operations.

At December 31, 2018 and December 31, 2017, the aggregate carrying value of the Notes was $0 and $3,506,502, respectively.

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

7. Commitments and Contingencies

Lease Agreements

The Company leases office space in New York City on a month-to-month basis, with a condition of a 60 day notice to terminate. For the years ended December 31, 2018 and 2017, rent expense for the Company’s New York City office was $158,000 and $53,000, respectively.

Litigation

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business that it believes are incidental to the operation of its business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on its results of operations, financial positions or cash flows.

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

On February 9, 2016, a DropCar employee was transporting a customer’s vehicle when the vehicle caught fire. On November 22, 2016, an insurance company (as subrogee of the vehicle’s owner) filed for indemnification and subrogation against the Company in the Supreme Court of the State of New York County of New York. Management believes that it is not responsible for the damage caused by the vehicle fire and that the fire was not due to any negligence on the part of the DropCar. In 2018, the parties reached a settlement the case was closed.

Other

As of January 1, 2017, the Company had accrued approximately $160,000 for the potential settlement of multiple employment disputes. During the year ended December 31, 2017, approximately $137,000 of this amount was settled upon payment. An additional $73,000 was expensed and accrued for potential settlements during the year ended December 31, 2017. As of December 31, 2017, the Company had accrued approximately $96,000 for the settlement of multiple employment disputes. During the year ended December 31, 2018, approximately $70,000 of this amount was settled upon payment. An additional $207,000 was expensed and accrued for settlements during the year ended December 31, 2018. As of December 31, 2018, approximately $232,000 remains accrued for the settlement of employment disputes. As of December 31, 2018, the Company has entered into multiple settlement agreements with former employees for which it has agreed to make monthly settlement payments which will extend through the year ended December 31, 2019.

On March 23, 2018, DropCar was made aware of an audit being conducted by the New York State Department of Labor (“DOL”) regarding a claim filed by an employee. The DOL is investigating whether DropCar properly paid overtime for which DropCar has raised several defenses. In addition, the DOL is conducting its audit to determine whether the Company owes spread of hours pay (an hour’s pay for each day an employee worked or was scheduled for a period over ten hours in a day). If the DOL determines that monies are owed, the DOL will seek a backpay order, which management believes will not, either individually or in the aggregate, have a material adverse effect on DropCar’s business, consolidated financial position, results of operations or cash flows. As of December 31, 2018, the Company has accrued approximately $200,000 in relation to these matters.

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

8.
Income Taxes

The Company files corporate income tax returns in the United States (federal) and in New York. The Company is subject to federal, state and local income tax examinations by tax authorities from inception.

At December 31, 2018, the Company has approximately $15,554,000 of operating loss carryforwards for both federal and New York state tax purposes that may be applied against future taxable income. The Company also has approximately $14,591,000 of unused operating loss carryforwards for New York City purposes. The net operating loss carryforwards will begin to expire in the year 2036 if not utilized prior to that date. There is no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. The valuation allowance increased by approximately $3,639,000 and $2,173,000 during the years 2018 and 2017, respectively, and was approximately $6,699,000 and $3,060,000 at December 31, 2018 and 2017, respectively.

A reconciliation of the statutory U.S. Federal rate to the Company's effective tax rate is as follows:

	December 31,
	2018	2017
Federal income tax benefit at statutory rate	21.00%	34.00%
State income tax, net of federal benefits	7.80%	11.35%
Permanent items	(9.88)%	(4.09)%
Impact of tax law change	-%	(12.46)%
Other	0.49%	(0.36)%
Change in valuation allowance	(19.41)%	(28.44)%
Provision for income taxes	-	-

The tax effect of temporary differences that gave rise to significant portion of the deferred tax assets were as follows:

	December 31,
	2018	2017
Net operating loss carryforwards - Federal	$3,266,000	$1,968,000
Net operating loss carryforwards - State	2,142,000	1,273,000
Stock based compensation	1,335,000	-
Capitalized Software	(182,000)	(204,000)
Settlement reserve	122,000	8,000
Fixed Asset Depreciation	1,000	-
Allowance for doubtful accounts	15,000	15,000
Valuation allowance	(6,699,000)	(3,060,000)
Net deferred tax assets	$-	$-

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”), was signed into law by President Trump. The Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35 percent to 21 percent, effective January 1, 2018 and the establishment of a territorial-style system for taxing foreign-source income of domestic multinational corporations. In December 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Act (“SAB118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment. The Company remeasured its deferred tax assets and liabilities as of December 31, 2017, applying the reduced corporate income tax rate and recorded a provisional decrease to the deferred tax assets of $1,228,000, with a corresponding adjustment to the valuation allowance. In the fourth quarter of 2018, we completed our analysis to determine the effect of the Tax Act and there were no material adjustments as of December 31, 2018.

The federal and state net operating loss may be subject to the limitations provided in the Internal Revenue Code (“IRC”) Sections 382 and 383. The net operating loss and tax credit carryforwards are subject to review by the Internal Revenue Service in accordance with the provisions of Section 382 of the Internal Revenue Code. Under this Internal Revenue Code section, substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset the Company’s taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of the Company’s net operating loss carryforwards before they expire. The closing of the Company’s merger alone or together with transactions that have occurred or that may occur in the future, may trigger an ownership change pursuant to Section 382, which could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset the Company’s taxable income, if any. Any such limitation as the result of the Company’s additional sales of common stock by the Company could have a material adverse effect on the Company’s results of operations in future years.

There are no liabilities from unrecognized tax benefits included in the Company's consolidated balance sheets as of December 31, 2018 and 2017, and therefore the Company has not incurred any penalties or interest.

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

9.
Stockholders’ Equity (Deficit)

Common Stock

On January 18, 2018, the Company sold 10,057 shares of common stock for proceeds of $300,000.

On January 30, 2018, the Company converted $3,682,502, the net carrying value of the principal balance of $4,840,000 convertible notes payable, into 136,785 shares of common stock just prior to the Merger.

On April 19, 2018, the Company entered into separate Warrant Exchange Agreements with the holders of existing warrants issued in the Merger to purchase shares of common stock, pursuant to which, on the closing date, the Merger Warrant Holders exchanged each Merger Warrant for 1/18 of a share of common stock and 1/12 of a warrant to purchase a share of common stock. In connection with the Exchange Agreements, the Company issued an aggregate of (i) 48,786 new shares of common stock and (ii) Series I Warrants to purchase an aggregate of 73,178 shares of common stock. The Company valued (a) the stock and warrants issued in the amount of $972,368, (b) the warrants retired in the amount of $655,507, and (c) recorded the difference as deemed dividend in the amount of $316,861. See below under “Warrants” for further details.

During the year ended December 31, 2018, the Company converted $159,584 of accrued interest related to the convertible notes into 4,518 shares of common stock.

During the year ended December 31, 2018, the Company granted 3,333 shares of common stock to a service provider and recorded $31,800 as general and administrative expense in the Company’s consolidated statements of operations.

On September 4, 2018, the Company issued 260,116 shares of common stock from the exercise of Series H-4 Warrants.

On December 17, 2018, the Company issued 14,653 shares of common stock from the conversion of 224 shares of Series H-4 Convertible Preferred Stock.

Preferred Stock

In accordance with the Certificate of Incorporation, there are 5,000,000 authorized preferred shares at a par value of $ 0.0001.

Series Seed

On January 30, 2018, the Company converted 275,691 shares of Series Seed Preferred Stock into 45,949 shares of common stock in connection with the Merger.

Series A

On January 30, 2018, the Company converted 611,944 shares of Series A Preferred Stock into 101,991shares of common stock in connection with the Merger.

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

Rights and Privileges of Preferred Stock

Voting Privileges and Protective Features of Preferred Stock

Each holder of outstanding shares of Preferred Stock are entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of such Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. The holders of record of a majority of outstanding Preferred Stock shall be entitled to elect the majority of the directors of the Company. In liquidation, the Preferred Stockholders receive their original purchase price plus any dividends if declared.

The outstanding shares of Preferred Stock are convertible at the option of the holder into common shares on a one to one ratio and the conversion ratio is subject to certain anti-dilution provision.

For so long as any shares of Preferred Stock remain outstanding, the vote or written consent of the holders of the majority of the outstanding shares of Preferred Stock is necessary for the Company to conduct certain corporate actions, including but not limited to liquidation, windup or dissolution of the Company; certain amendments to the certificate of incorporation or bylaws of the Company; authorization or issuance of shares of any additional class or series of capital stock unless the same ranks junior to the Preferred Stock with respect to liquidation preference, the payment of dividends and rights of redemption or increase in the authorized number of shares of any series of capital stock; authorize the creation of, or issue, or authorize the issuance of any debt security unless such indebtedness was approved by the Board of Directors, and increase or decrease the authorized number of directors constituting the Board of Directors.

Series H Convertible

On January 30, 2018, in accordance with the Merger the Company issued 8 shares of Series H Convertible Preferred Stock.

Under the terms of the Series H Certificate of Designation, each share of Series H Preferred Stock has a stated value of $616 and is convertible into shares of the Company’s common stock (“common stock”), equal to the stated value divided by the conversion price of $36.96 per share (subject to adjustment in the event of stock splits or dividends). The Company is prohibited from effecting the conversion of the Series H Preferred Stock to the extent that, as a result of such conversion, the holder would beneficially own more than 9.99%, in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon such conversion.

Series H-1 and H-2 Convertible

The Company has designated 9,488 Series H-1 Preferred Stock and designated 3,500 Series H-2 Preferred Stock, none of which are outstanding.

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

Series H-3 Convertible

On January 30, 2018, in accordance with the Merger the Company issued 2,189 shares of Series H-3 Convertible Preferred Stock.

Pursuant to the Series H-3 Securities Purchase Agreement, the Company agreed to not issue further common stock or securities convertible into or exercisable or exchangeable for common stock, except upon a change in control of the Company, which occurred upon the Merger. The Company also agreed to cause certain of its officers and directors to agree not to exercise their Company stock options except in connection with a change in control of the Company.

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

Under the terms of the Series H-3 Certificate of Designation, each share of the Series H-3 Shares has a stated value of $552 and is convertible into shares of common stock, equal to the stated value divided by the conversion price of $33.12 per share (subject to adjustment in the event of stock splits and dividends). The Company is prohibited from effecting the conversion of the Series H-3 Shares to the extent that, as a result of such conversion, the holder or any of its affiliates would beneficially own more than 9.99%, in the aggregate, of the issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series H-3 Shares.

Series H-4 Convertible

On March 8, 2018, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with investors pursuant to which the Company issued to the investors an aggregate of 25,472 shares of the Company’s newly designated Series H-4 Convertible Preferred Stock, par value $0.0001 per share (the “Series H-4 Shares”) convertible into 424,533 shares of common stock of the Company, and warrants to purchase 424,533 shares of common stock of the Company, with an exercise price of $15.60 per share, subject to adjustments (the “Warrants”). The purchase price per Series H-4 Share and warrant was $235.50, equal to (i) the closing price of the common stock on the Nasdaq Capital Market on March 7, 2018, plus $0.125 multiplied by (ii) 100. The aggregate purchase price for the Series H-4 Shares and Warrants was approximately $6.0 million. Subject to certain ownership limitations, the Warrants are immediately exercisable from the issuance date and are exercisable for a period of five years from the issuance date.

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

On March 8, 2018, the Company filed the Certificate of Designations, Preferences and Rights of the Series H-4 Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware, establishing and designating the rights, powers and preferences of the Series H-4 Convertible Preferred Stock (the “Series H-4 Stock”). The Company designated up to 30,000 shares of Series H-4 Stock and each share has a stated value of $235.50 (the “Stated Value”). Each share of Series H-4 Stock is convertible at any time at the option of the holder thereof, into a number of shares of Common Stock determined by dividing the Stated Value by the initial conversion price of $14.15 per share, subject to a 9.99% blocker provision. The Series H-4 Stock has the same dividend rights as the Common Stock, and no voting rights except as provided for in the Certificate of Designation or as otherwise required by law. In the event of any liquidation or dissolution of the Company, the Series H-4 Stock ranks senior to the Common Stock in the distribution of assets, to the extent legally available for distribution.

On November 15, 2018, the initial conversion price of Series H-4 Shares was adjusted upon obtaining stockholder approval in accordance with Nasdaq rules and regulations which resulted in the 25,475 Series H-4 Shares being convertible into 10,535,880 shares of common stock of the Company.

On December 17, 2018, an investor converted 224 shares of Series H-4 into 14,653 shares of Common Stock.

Stock Based Compensation

Amended and Restated 2014 Equity Incentive Plan

The Company has one equity incentive plan, the 2014 Equity Incentive Plan (the “Plan”), with 706,629 shares of common stock reserved for issuance. As of December 31, 2018, there were 159,213 shares available for grant under the Company’s equity plan. The Plan was amended in 2018 to increase the number of shares of common stock available for issuance thereunder by 285,417, which amendment was approved by the Company’s stockholders on November 15, 2018.

Service Based Restricted Stock Units

On February 28, 2018, the Company issued 244,643 restricted stock units (“RSUs”) to two members of management. The RSUs revised vesting date was extended to May 17, 2019 (see Note 11). The RSUs were valued using the fair market value of the Company’s closing stock price on the date of grant totaling $3,243,966, which is being amortized over the vesting period.

At December 31, 2018, unamortized stock compensation for the RSUs was $289,842, which will be recognized over the next three months.

Service Based Common Stock

On January 30, 2018 the Company issued 213,707 and 35,558 and shares of common stock to Alpha Capital Anstalt and Palladium Capital Advisors, respectively, in connection with the Merger. For the Alpha Capital Anstalt issuance, the Company recorded 90% of the issuance or 192,336 common shares as cost of capital raise and 10% of the issuance or 21,371 common shares as advisory services. The merger costs in the amount of $1,510,722 was recorded as a reduction to additional paid in capital and the advisory service costs in the amount of $167,858 was recorded as general and administrative expense in the consolidated statement of operations. For the Palladium Capital Advisors issuance, the Company recorded $279,327 as general and administrative expense in the consolidated statement of operations.

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

Service Based Warrants

On March 8, 2018, in connection with the financing discussed above, the Company issued 1,371 Series H-4 Shares and 22,850 common stock warrants to a service provider. The Company valued these warrants using the Black-Scholes option pricing model with the following inputs: exercise price of $15.60; fair market value of underlying stock of $13.20; expected term of 5 years; risk free rate of 2.63%; volatility of 120.63%; and dividend yield of 0%. For the year ended December 31, 2018, the Company recorded the fair market value of the Series H-4 Shares and warrants as an increase and decrease to additional paid in capital in the amount of $568,648 as these services were provided in connection with the sale of the Series H-4 shares.

Consulting Agreement

The Company entered into a two-month consulting agreement with a vendor to receive public relations services beginning on December 24, 2018. The compensation terms are $20,000 cash payment and 33,333 shares of common stock. In accordance with ASC 505, the shares were valued as of December 31, 2018, the reporting date. The Company recorded $6,982 as sales and marketing expense in the consolidated statement of operations for the year ended December 31, 2018. The Company paid the cash upon entering the agreement and will issue the shares of common stock upon completion of the contract term. The contracts total value is accrued ratably over the two-month service period from December 24, 2018 through February 24, 2019, and the Company will issue the shares upon completion of the services.

Modification Expense

The Company modified 60,516 options that were subject to expiration within 90 days following the sale of Suisun City Operations for WPCS employees. The Company extended the expiration date in accordance with the options’ original terms. The Company recorded a modification expense related to the extension of the expiration date and recorded $74,109 as a selling, general and administrative expense for the year ended December 31, 2018 as part of discontinued operations in the consolidated statement of operations. The expense was based on the change in the fair value before and after the modification using the Black-Scholes option-pricing model on the date of the modification using the following assumptions: pre-modification (a) exercise prices of $28.56 to $633.60, (b) fair value of common stock $2.40, (c) expected volatility of 231%, (d) dividend yield of 0%, (e) risk-free interest rate of 2.45%, (f) expected life of 0.25 years; and post-modification (a) exercise prices of $285.56 to $633.60, (b) fair value of common stock $2.40, (c) expected volatility of 152%, (d) dividend yield of 0%, (e) risk-free interest rate of 2.62% to 2.69%, (f) expected life of 6.02 years to 8.35 years.

Employee and Non-employee Stock Options

The following table summarizes stock option activity during the years ended December 31, 2018 and 2017:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	-	$-	-	-
Granted	-	-	-	-
Outstanding at December 31, 2017	-	-	-	-
Acquired in Merger	133,711	36.42	3.88	-
Granted	214,239	5.58	9.72	-
Forfeited	(45,178)	11.64	-	-
Outstanding at December 31, 2018	302,772	$18.3	7.20	-

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

At December 31, 2018, unamortized stock compensation for stock options was approximately $249,219, with a weighted-average recognition period of 2.08 years.

At December 31, 2018, outstanding options to purchase 266,394 shares of common stock were exercisable with a weighted-average exercise price per share of $19.08.

The following table sets forth total non-cash stock-based compensation for common stock, RSUs, options and warrants issued to employees and non-employees by operating statement classification for the years ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017
Research and development	$12,636	$-
Selling, general and administrative	3,780,919	708,998
Stock-based compensation from discontinued operations	74,109	-
Total	$3,867,664	$708,998

Stock option pricing model

The fair value of the stock options granted during the year ended December 31, 2018, was estimated at the date of grant using the Black-Scholes options pricing model with the following assumptions:

Fair value of common stock	$1.62-$13.26
Expected volatility	118.10% - 151.79%
Dividend yield	0%
Risk-free interest	2.79% - 3.00%
Expected life (years)	5.13 - 5.50

No options were granted during the year ended December 31, 2017.

Warrants

Merger Warrants

The warrants to purchase common stock (the “Merger Warrants”) issued in connection with the convertible debt in 2017 are fully vested and exercisable for five years through November 14, 2021. The warrants were valued using the Black-Scholes option-pricing model with the following inputs: exercise price of $59.04; fair market value of underlying stock of $16.68 and $17.40; expected term of 5 years; risk free rate of 1.61%, 1.70%, and 2.01%; volatility of 161%, 147%, and 150%; and a dividend yield of 0.00%. The Company accounted for these warrants as debt discount. The Company recorded amortization of $176,000 and $1,190,663 for the years ended December 31, 2018 and 2017, respectively.

Warrant Exchange

On April 19, 2018, the Company entered into separate Warrant Exchange Agreements (the “Exchange Agreements”) with the holders (the “Merger Warrant Holders”) of existing warrants issued in the Merger (the “Merger Warrants”) to purchase shares of common stock, pursuant to which, on the closing date, the Merger Warrant Holders exchanged each Merger Warrant for 1/18 of a share of common stock and 1/12 of a warrant to purchase a share of common stock (collectively, the “Series I Warrants”). The Series I Warrants have an exercise price of $13.80 per share. In connection with the Exchange Agreements, the Company issued an aggregate of (i) 48,786 new shares of common stock and (ii) Series I Warrants to purchase an aggregate of 73,178 shares of common stock. The Company valued (a) the stock and warrants issued in the amount of $972,368, (b) the warrants retired in the amount of $655,507, and (c) recorded the difference as deemed dividend in the amount of $316,861. The warrants were valued using the Black-Scholes option-pricing model on the date of the exchange using the following assumptions: (a) fair value of common stock $10.32, (b) expected volatility of 103% and 110%, (c) dividend yield of 0%, (d) risk-free interest rate of 2.76% and 2.94%, (e) expected life of 3 years and 4.13 years.

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

Exercise of Series H-4 Warrants and Issuance of Series J Warrants

On August 31, 2018, the Company offered (the “Repricing Offer Letter”) to the holders (the “Holders”) of the Company’s outstanding Series H-4 Warrants to purchase common stock of the Company issued on March 8, 2018 (the “Series H-4 Warrants”) the opportunity to exercise such Series H-4 Warrants for cash at a reduced exercise price of $3.60 per share (the “Reduced Exercise Price”) provided such Series H-4 Warrants were exercised for cash on or before September 4, 2018 (the “End Date”). In addition, the Company issued a “reload” warrant (the “Series J Warrants”) to each Holder who exercised their Series H-4 Warrants prior to the End Date, covering one share for each Series H-4 Warrant exercised during that period. The terms of the Series J Warrants are substantially identical to the terms of the Series H-4 Warrants except that (i) the exercise price is equal to $6.00, (ii) the Series J Warrants may be exercised at all times beginning on the 6-month anniversary of the issuance date on a cash basis and also on a cashless basis, (iii) the Series J Warrants do not contain any provisions for anti-dilution adjustment and (iv) the Company has the right to require the Holders to exercise all or any portion of the Series J Warrants still unexercised for a cash exercise if the volume-weighted average price (as defined in the Series J Warrant) for the Company’s common stock equals or exceeds $9.00 for not less than ten consecutive trading days.

On September 4, 2018, the Company received executed Repricing Offer Letters from a majority of the Holders, which resulted in the issuance of 260,116 shares of the Company’s common stock and Series J Warrants to purchase up to 260,116 shares of the Company’s common stock. The Company received gross proceeds of $936,423 from the exercise of the Series H-4 Warrants pursuant to the terms of the Repricing Offer Letter.

On September 5, 2018, the Company received a request from Nasdaq to amend its Series H-4 Warrants to provide that the Series H-4 Warrants may not be exercised until the Company has obtained stockholder approval of the issuance of Common Stock underlying the Series H-4 Warrants pursuant to the applicable rules and regulations of Nasdaq. In response to the request, on September 10, 2018, the Company entered into an amendment (the “Warrant Amendment”) with the holders of the Series H-4 Stock to provide for stockholder approval as described above prior to the exercise of the Series H-4 Warrants. On November 15, 2018, the Company obtained such stockholder approval.

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

The Company valued the deemed dividend as the sum of: (a) the difference between the fair value of the modified award and the fair value of the original award at the time of modification of $129,476, and (b) the fair value of the Series J Warrants in the amount of $889,564. The warrants were valued using the Black-Scholes option-pricing model on the date of the modification and issuance using the following assumptions: (a) fair value of common stock $3.90, (b) expected volatility of 144.3%, (c) dividend yield of 0%, (d) risk-free interest rate of 2.77% and 2.78%, (e) expected life of 4.51 years and 5 years.

At the March 8, 2018 closing, the Company issued Series H-4 Warrants that entitled the holders to purchase, in aggregate, up to 447,383 shares of its common stock. As referenced above, on September 4, 2018, the Company received executed Repricing Offer Letters from a majority of the investors resulting in the exercise of Series H-4 Warrants to purchase 260,116 shares of common stock. The Series H-4 Warrants were initially exercisable at an exercise price equal to $15.60 per share. On November 15, 2018, the Company obtained shareholder approval to reduce the exercise price from $15.60 per share to $3.60 per share for 187,267 Series H-4 Warrants. The Company considers the modification to the warrant exercise price to be of an equity nature. Therefore, the change in the fair value before and after the modification is accounted for as a deemed dividend in the amount of $63,760.

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

Issuance of Pre-Funded Series K Warrants

On November 14, 2018, the Company entered into a securities purchase agreement with an investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering, a Pre-Funded Series K Warrant (the “Series K Warrant) to purchase 277,778 shares of common stock, in lieu of shares of common stock to the extent that the purchase of common stock would cause the beneficial ownership of the purchaser to exceed 9.99% of the Company’s common stock. The Pre-Funded Series K Warrants were sold at an offering price of $3.54 per share for gross proceeds of $983,329, are immediately exercisable for $0.06 per share of common stock and do not have an expiration date.

A summary of the Company’s warrants to purchase common stock is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
January 1, 2017	-	$-	-
Granted, Merger Warrants	146,358	59.04	4.50
Outstanding, December 31, 2017	146,358	59.04	4.50
Acquired, H-1 warrants	50,744	29.04	1.55
Acquired, H-3 warrants	14,001	33.12	3.25
Granted, H-4 warrants	447,383	3.60	4.18
Granted, I warrants	73,178	13.80	2.30
Granted, Reload warrants	260,116	6.00	2.60
Granted, K warrants	277,778	0.06	*
Exercised, H-4 warrants	(260,116)	3.60	-
Retired, Merger Warrants	(146,358)	59.04	-
Outstanding, December 31, 2018	863,084	$6.00	2.51

* The Series K warrants do not have an expiration date.

The warrants expire through the years 2020-2024, except for the Series K Warrant which has no expiration date.

10.
Related Parties

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

Pursuant to the terms of the Consulting Agreement, Ascentaur has agreed to provide advisory services with respect to the strategic development and growth of the Company, including advising the Company on market strategy and overall Company strategy, advising the Company on the sale of the Company’s Suisun City Operations, providing assistance to the Company in identifying and recruiting prospective employees, customers, business partners, investors and advisors that offer desirable administrative, financing, investment, technical, marketing and/or strategic expertise, and performing such other services pertaining to the Company’s business as the Company and Ascentaur may from time to time mutually agree. The term of the Consulting Agreement commenced on July 11, 2018 and will continue until April 9, 2019 or until terminated in accordance with the terms of the Consulting Agreement. During the year ended December 31, 2018, the Company recorded $147,754 as general and administrative related to this consulting agreement. As of December 31, 2018, approximately $51,000 was paid in cash and approximately $97,000 is recorded as accounts payable. Of this amount, Ascentaur received $90,000 in relation to the sale of Suisun City Operations (see Note 3).

During 2018 and 2017, the Company has entered into various financial transactions with Alpha Capital Anstalt through the issuance of $1,350,000 convertible notes in 2017, issued 213,707 shares of common stock in connection with the merger on January 30, 2018 for merger related services and cost of providing capital, issued 11,093 Series A Preferred Stock for $2,612,500 in the March 8, 2018 PIPE transaction, and was issued 277,778 Series K prefunded common stock warrants on November 14, 2018 for proceeds of approximately $983,000.

Palladium Capital Advisors has provided investment banking services in connection with the merger on January 30, 2018 and received 35,558 shares of common stock for merger related services, received 1,371 Series H-4 preferred shares and warrants in the March 8, 2018 PIPE transaction for advisory services.

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

11.
Subsequent Events

The Company has analyzed its operations subsequent to December 31, 2018 and noted the following subsequent events:

On January 10, 2019, the Company entered into a consulting agreement for investor relation services in which the Company agreed to issue 75,000 shares of the Company’s common stock. On January 28, 2019, the Board of Directors issued 75,000 shares of common stock in accordance with this agreement.

On January 25, 2019, the Company entered into a consulting agreement for investor relation services in which the Company agreed to issue 8,333 shares of the Company’s common stock. On January 28, 2019, the Board of Directors issued 8,333 shares of common stock in accordance with this agreement.

On January 30, 2019, the Company issued 49,536 options each to the CEO and Chief Business Development Officer, 99,072 options in the aggregate, which vest over 720 days with one-eighth (1/8) shares vesting every 90 days, to purchase shares of the Company’s common stock at $2.3124, the closing price of the Company’s common stock on January 30, 2019. The options were issued in accordance with the CEO’s and Chief Business Officer’s employment agreements.

On January 30, 2019, the Company received $4,010 in cash proceeds upon the exercise of 66,667 Series K Warrants and issued 66,667 shares of common stock.

On February 23, 2019, the board of directors approved the issuance of 33,333 shares of common stock in accordance with the December 24, 2018 consulting agreement (see Note 9, “Consulting Agreement”).

On March 8, 2019, the Company filed a certificate of amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a one-for-six reverse stock split of the Company’s outstanding shares of common stock. As a result of the reverse stock split, every six shares of the Company’s outstanding pre-reverse split common stock were combined and reclassified into one share of common stock. Unless otherwise noted, all share and per share data included in these financial statements retroactively reflect the 1-for-6 reverse stock split.

On March 12, 2019, the Company received $12,667 in cash proceeds upon the exercise of 211,111 Series K Warrants and issued 211,111 shares of common stock.

On March 26, 2019, the Board of Directors, with the consent of the Chief Executive Officer (“CEO”)and Chief Business Officer, agreed to amend the vesting period for the RSUs issued on February 28, 2018 to vest in full on May 17, 2019 (see Note 9).

On March 26, 2019, the Company entered into a Securities Purchase Agreement with certain existing investors, pursuant to which the Company agreed to issue and sell, in a registered public offering by the Company directly to the Investors an aggregate of 478,469 shares of common stock, par value $0.0001 per share, at an offering price of $4.18 per share for gross proceeds of approximately $2.0 million before the deduction of offering expenses.

Subsequent to the year ended December 31, 2018, the Company issued 1,412,420 shares of common stock upon the conversion of 21,591 Series H-4 Shares.

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

12.
Restatements of Previously Issued Condensed Consolidated Interim Financial Statements (Unaudited)

The Company, while undergoing the audit of its consolidated financial statements for the year ended December 31, 2018, commenced an evaluation of its accounting in connection with the Merger for i) lock-up agreements entered into with the holders of the Notes (see Note 6), and ii) shares of common stock issued to Alpha Capital Anstalt and Palladium Capital Advisors (see Note 9, Service Based Common Stock). These agreements, which management originally deemed to be primarily equity in nature and would not be recognized as compensatory, were recorded as a debit and credit to additional paid in capital. On March 29, 2019, under the authority of the board of directors, the Company determined that these agreements should have been recorded as compensatory in nature which gives rise to an adjustment in the amount of $1,119,294 for the periods ended March 31, 2018, June 30, 2018, and September 30, 2018. Accordingly, the Company will restate those condensed consolidated interim financial statements and include the required disclosures.

The following tables sets forth the effects of the adjustments on affected items within the Company’s previously reported Condensed Consolidated Interim Balance Sheets at March 31, 2018, June 30, 2018, and September 30, 2018, had the adjustments been made in the corresponding quarters:

	March 31, 2018
	As reported	Adjustment	As restated
Additional paid in capital	$25,080,301	$1,119,294	$26,199,595
Accumulated deficit	$(12,966,338)	$(1,119,294)	$(14,085,632)

	June 30, 2018
	As reported	Adjustment	As restated
Additional paid in capital	$26,464,626	$1,119,294	$27,583,920
Accumulated deficit	$(17,275,449)	$(1,119,294)	$(18,394,743)

	September 30, 2018
	As reported	Adjustment	As restated
Additional paid in capital	$29,207,669	$1,119,294	$30,326,963
Accumulated deficit	$(21,623,262)	$(1,119,294)	$(22,742,556)

The following tables sets forth the effects of the adjustments on affected items within the Company’s previously reported Condensed Consolidated Interim Statement of Operations for the three months ended March 31, 2018, had the adjustments been made in the appropriate quarter:

	Three Months Ended March 31, 2018
	As reported	Adjustment	As restated
Selling, general and administrative expense	$3,067,608	$447,150	$3,514,758
Total operating expenses	$3,203,685	$447,150	$3,650,835
Operating loss	$(2,951,188)	$(447,150)	$(3,398,338)
Interest income (expense), net	$(410,253)	$(672,144)	$(1,082,397)
Net loss	$(3,361,411)	$(1,119,294)	$(4,480,735)
Net loss attributable to common stockholders	$-	$-	$-
Net loss per common shares, basic and diluted	$(3.33)	$(1.11)	$(4.44)

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

The following tables sets forth the effects of the adjustments on affected items within the Company’s previously reported Condensed Consolidated Interim Statements of Operations for the six months ended June 30, 2018 and nine months ended September 30, 2018, had the adjustments been made in the appropriate quarter:

	Six Months Ended June 30, 2018
	As reported	Adjustment	As restated
Selling, general and administrative expense	$7,101,731	$447,150	$7,548,881
Total operating expenses	$7,406,418	$447,150	$7,853,568
Operating loss	$(6,943,738)	$(447,150)	$(7,390,888)
Interest income (expense), net	$(409,953)	$(672,144)	$(1,082,097)
Net loss	$(7,353,691)	$(1,119,294)	$(8,472,985)
Net loss attributable to common stockholders	$(7,670,552)	$(1,119,294)	$(8,789,985)
Net loss per common shares, basic and diluted	$(6.57)	$(0.96)	$(7.53)

	Nine Months Ended September 30, 2018
	As reported	Adjustment	As restated
Selling, general and administrative expense	$10,426,604	$447,150	$10,873,754
Total operating expenses	$10,905,941	$447,150	$11,353,091
Operating loss	$(10,269,338)	$(447,150)	$(10,716,488)
Interest income (expense), net	$(413,076)	$(672,144)	$(1,085,220)
Net loss	$(10,682,464)	$(1,119,294)	$(11,801,758)
Net loss attributable to common stockholders	$(12,018,365)	$(1,119,294)	$(13,137,659)
Net loss per common shares, basic and diluted	$(9.52)	$(0.89)	$(10.41)