Form 10-K/A
period 2018-12-31
DropCar, Inc.
filed 2019-04-12
CIK 1086745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission on April 3, 2019 (the “Original Filing”) solely for the purposes of (i) including the information required by Item 12 of Part III and (ii) furnishing Exhibit 101 (Interactive Data File), which in each instance was not included in the Original Filing. Except as expressly set forth above, this 10-K/A does not, and does not purport to, amend, update, or restate the information in any other item of the Original Filing. Nothing within this 10-K/A has re-stated or altered the financials contained in the Original Filing in any manner.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A.

PART IV

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table shows certain information as of March 27, 2019 with respect to the beneficial ownership of common stock by: (i) each person the Company believes beneficially holds more than 5% of the outstanding shares of common stock based solely on the Company’s review of filings with the Securities and Exchange Commission (the “SEC”); (ii) each director; (iii) each named executive officer; and (iv) all current directors and executive officers as a group. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o DropCar, Inc., 1412 Broadway, Suite 2105, New York, New York 10018. All beneficial ownership information reflects the Company’s 1-for-6 reverse stock split that was effected on March 8, 2019.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 3,440,258 share of common stock outstanding at March 27, 2019. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock underlying preferred stock, stock options, restricted stock units and warrants held by that person that are currently exercisable or convertible or will be exercisable or convertible within sixty days of March 27, 2019. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Number of Shares Owned	Percentage of Class
Named Executive Officers and Director
Spencer Richardson(1)	316,889	8.72%
Mark Corrao	0	*
David Newman(2)	315,221	8.67%
Sebastian Giordano(3)	49,412	1.42%
Zvi Joseph(4)	2,032	*
Solomon Mayer(5)	2,032	*
Joshua Silverman(6)	18,963	*
Greg Schiffman(7)	2,032	*
Paul Commons	0	*
David Allen(8)	24,791	*
Robert Roller(9)	14,997	*
All Current Executive Officers and Directors as a Group(10)	706,581	18.17%
Greater than 5% Shareholders
Iroquois Capital Management(11)	565,505	14.13%
MintFunds, LLC(12)	342,821	9.96%
Alpha Capital Anstalt(13)	295,060	8.03%

1.
Mr. Richardson’s total includes 122,035 shares of common stock, options to purchase 72,533 shares of common stock that are exercisable within 60 days of March 27, 2019 and 122,321 restricted stock units that are exercisable within 60 days of March 27, 2019.

2.
Mr. Newman’s total includes 120,367 shares of common stock, options to purchase 72,533 shares of common stock that are exercisable within 60 days of March 27, 2019 and 122,321 restricted stock units that are exercisable within 60 days of March 27, 2019.

3.
Mr. Giordano’s total includes options to purchase 49,412 shares of common stock that are exercisable within 60 days of March 27, 2019.

4.
Mr. Joseph’s total includes options to purchase 2,032 shares of common stock that are exercisable within 60 days of March 27, 2019.

5.
Mr. Mayer’s total includes options to purchase 2,032 shares of common stock that are exercisable within 60 days of March 27, 2019.

6.
Mr. Silverman’s total includes 14,789 shares of common stock, options to purchase 3,047 shares of common stock that are exercisable within 60 days of March 27, 2019 and warrants to purchase 1,127 shares of common stock that are exercisable within 60 days of March 27, 2019.

7.
Mr. Schiffman’s total includes options to purchase 2,032 shares of common stock that are exercisable within 60 days of March 27, 2019.

8.
Mr. Allen’s total includes options to purchase 24,791 shares of common stock that are exercisable within 60 days of March 27, 2019.

9.
Mr. Roller’s total includes options to purchase 14,997 shares of common stock that are exercisable within 60 days of March 27, 2019.

10.
Includes all equity beneficially owned by current executive officers and directors (8 individuals), but does not include equity beneficially owned by Mr. Commons, Mr. Roller or Mr. Allen, whose service with us terminated on February 28, 2019, December 24, 2018 and January 30, 2018, respectively.

11.
Based on a Schedule 13G/A filed on February 14, 2019, which information has been updated to reflect the 1-for-6 reverse stock split that was effected on March 8, 2019. The principal business address of the beneficial owner is 205 East 42nd Street, 20th Floor, New York, New York 10017. Iroquois Master Fund (“IMF”) is a private investment fund. Iroquois Capital Management LLC (“Iroquois Capital”) is an investment adviser that provides investment advisory services to IMF. Iroquois Capital Investment Group LLC (“ICIG”) is a private investment fund. Richard Abbe shares authority and responsibility for the investments made on behalf of IMF with Kimberly Page, each of whom is a director of IMF. Mr. Abbe is the President of Iroquois Capital and has sole authority and responsibility for investments made on behalf of ICIG. Mr. Abbe is also managing member of Kensington Investment Partners LLC.

Beneficial ownership for IMF includes 1,491 shares of common stock, 200,960 shares of common stock issuable upon conversion of preferred stock and warrants to obtain 102,030 shares of common stock which are exercisable within 60 days of March 27, 2019. Beneficial ownership for ICIG includes 1,491 shares of common stock, 200,960 shares of common stock issuable upon conversion of preferred stock and warrants to obtain 57,446 shares of common stock which are exercisable within 60 days of March 27, 2019. Beneficial ownership for Kensington Investment Partners LLC includes warrants to obtain 1,127 shares of common stock which are exercisable within 60 days of March 27, 2019.

The shares and percentage included in the table report the number of shares that would be issuable without giving effect to the 9.99% blocker included in the preferred stock and warrants.

12.
Based on a Schedule 13G/A filed on April 5, 2019, by MintFunds, LLC, a Puerto Rico limited liability company (“MintFunds”), and Guy Gentile, who serves as the CEO and sole owner of MintFunds. The principal business address of the beneficial owner is located at Elizabeth Avenue & Bay Street, Nassau, Bahamas. Beneficial ownership includes sole voting and dispositive power over 342,821 shares.

13.
Based on a Schedule 13G filed on May 24, 2018 and on information known to the Company as of December 31, 2018, all of which information has been updated to reflect the 1-for-6 reverse stock split that was effected on March 8, 2019. The principal business address of the beneficial owner is Lettstrasse 32, FL-9490 Vaduz, Furstentums, Liechtenstein. Konrad Ackerman is the Director of Alpha Capital Anstalt.  Beneficial ownership includes 62,391 shares of common stock, 152,615 shares of common stock issuable upon conversion of preferred stock and warrants to obtain 80,054 shares of common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information about the Company’s Amended and Restated 2014 Equity Incentive Plan (as amended, the “2014 Plan”):

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plan approved by security holders	547,416	$ 18.30	159,213
Total	547,416	$ 18.30	159,213

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended, dated March 8, 2019.

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

23.1	Consent of EisnerAmper LLP (incorporated by reference from Exhibit 23.1 of the Company's Annual Report on Form 10-K filed on April 3, 2019).

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial And Accounting Officer

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

101*	Interactive Data Files of Financial Statements and Notes.
* Filed herewith.
† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DROPCAR, INC.

Date: April 12, 2019	By:	/s/ Spencer Richardson
Spencer Richardson
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Spencer Richardson	Chief Executive Officer	April 12, 2019
Spencer Richardson	(Principal Executive Officer)

/s/ Mark Corrao	Chief Financial Officer	April 12, 2019
Mark Corrao	(Principal Financial Officer)

/s/ Joshua Silverman	Chairman of the Board of Directors	April 12, 2019
Joshua Silverman

/s/ Sebastian Giordano
Sebastian Giordano	Director	April 12, 2019

/s/ David Newman
David Newman	Director, Chief Business Development Officer	April 12, 2019

/s/ Zvi Joseph
Zvi Joseph	Director	April 12, 2019

/s/ Solomon Mayer
Solomon Mayer	Director	April 12, 2019

/s/ Greg Schiffman
Greg Schiffman	Director	April 12, 2019