Form 10-Q
period 2019-03-31
DropCar, Inc.
filed 2019-05-15
CIK 1086745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

¨ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock par value $0.0001 per share	DCAR	The Nasdaq Stock Market

As of May 15, 2019, there were 3,918,727 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our inability to obtain adequate financing, our inability to expand our business, existing or increased competition, stock volatility and illiquidity, and the failure to implement our business plans or strategies. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2019, as subsequently amended on April 12, 2019, and other reports we file with the SEC. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refer to DropCar, Inc., a Delaware corporation (previously named WPCS International Incorporated), and its consolidated subsidiaries.

DropCar, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$4,358,633	$4,303,480
Accounts receivable, net	413,413	295,626
Prepaid expenses and other current assets	359,193	328,612
Total current assets	5,131,239	4,927,718

Property and equipment, net	33,319	39,821
Capitalized software costs, net	626,599	659,092
Operating lease right-of-use asset	14,877	-
Other assets	3,525	3,525

TOTAL ASSETS	$5,809,559	$5,630,156

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,972,376	$2,338,560
Deferred revenue	272,812	253,200
Lease liability	7,332	-
Total current liabilities	2,252,520	2,591,760

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series seed preferred stock, 275,691 shares authorized, zero issued and outstanding	-	-
Series A preferred stock, 642,728 shares authorized, zero issued and outstanding	-	-
Convertible Series H, 8,500 shares designated, 8 shares issued and outstanding	-	-
Convertible Series H-1, 9,488 shares designated zero shares issued and outstanding	-	-
Convertible Series H-2, 3,500 shares designated zero shares issued and outstanding	-	-
Convertible Series H-3, 8,461 shares designated 2,189 shares issued and outstanding	-	-
Convertible Series H-4, 30,000 shares designated 5,028 and 26,619 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1	3
Common stock, $0.0001 par value; 100,000,000 shares authorized, 3,918,727 and 1,633,394 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	392	163
Additional paid in capital	35,286,073	32,791,951
Accumulated deficit	(31,729,427)	(29,753,721)

TOTAL STOCKHOLDERS' EQUITY	3,557,039	3,038,396

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,809,559	$5,630,156

The accompanying notes are an integral part of these consolidated financial statements.

DropCar, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
		(Restated)

SERVICE REVENUES	$1,099,443	$1,692,075

COST OF REVENUE	1,127,045	2,295,781

GROSS LOSS	(27,602)	(603,706)

OPERATING EXPENSES
Research and development	68,982	114,161
Selling, general and administrative expenses	1,773,097	2,910,797
Depreciation and amortization	107,749	79,232
TOTAL OPERATING EXPENSES	1,949,828	3,104,190

OPERATING LOSS	(1,977,430)	(3,707,896)

Interest income (expense), net	1,724	(1,082,217)

LOSS FROM CONTINUING OPERATIONS	(1,975,706)	(4,790,113)

DISCONTINUED OPERATIONS
Income from operations of discontinued component	-	309,378
INCOME FROM DISCONTINUED OPERATIONS	-	309,378

NET LOSS	$(1,975,706)	$(4,480,735)

LOSS PER SHARE FROM CONTINUING OPERATIONS:
Basic	$(0.93)	$(4.75)
Diluted	$(0.93)	$(4.75)
(LOSS) EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$(0.93)	$0.31
Diluted	$(0.93)	$0.31
NET LOSS PER SHARE:
Basic	$(0.93)	$(4.44)
Diluted	$(0.93)	$(4.44)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	2,117,688	1,008,058
Diluted	2,117,688	1,008,058

The accompanying notes are an integral part of these consolidated financial statements.

DropCar, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Series Seed		Series A		Series H		Series H-3		Series H-4				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balances, January 1, 2018	275,691	$27	$611,944	$61	-	$-	-	$-	-	$-	374,285	$37	$5,115,158	$(9,604,897)	$(4,489,614)
Issuance of common stock for cash	-	-	-	-	-	-	-	-	-	-	10,057	1	299,999	-	300,000
Conversion of debt into common stock	-	-	-	-	-	-	-	-	-	-	136,785	14	3,682,488	-	3,682,502
Interest on lock-up shares in relation to convertible debt	-	-	-	-	-	-	-	-	-	-	85,571	9	672,135	-	672,144
Exchange of shares in connection with Merger	-	-	-	-	-	-	-	-	-	-	490,422	49	9,792,174	-	9,792,223
Conversion of outstanding Preferred Stock in connection with Merger	(275,691)	(27)	(611,944)	(61)	-	-	-	-	2,197	-	147,939	15	73	-	-
Issuance of Series H preferred stock in connection with Merger	-	-	-	-	8	-	-	-	-	-	-	-	-	-	-
Issuance of Series H-3 preferred stock in connection with Merger	-	-	-	-	-	-	2,189	-	-	-	-	-	-	-	-
Issuance of Series H-4 preferred stock in private placement	-	-	-	-	-	-	-	-	25,472	3	-	-	5,898,336	-	5,898,339
Stock based compensation for options issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	17,210	-	17,210
Stock based compensation for restricted stock units issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	275,528	-	275,528
Stock based compensation for common stock issued to service providers	-	-	-	-	-	-	-	-	-	-	56,929	6	447,144	-	447,150
Series H-4 preferred stock and warrants issued to service provider	-	-	-	-	-	-	-	-	1,371	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,480,735)	(4,480,735)
Balance, March 31, 2018	-	$-	-	$-	8	$-	2,189	$-	29,040	$3	1,301,988	$131	$26,200,245	$(14,085,632)	$12,114,747

Balances, January 1, 2019	-	$-	$-	$-	$8	$-	$2,189	$-	$26,619	$3	$1,633,394	$163	$32,791,951	$(29,753,721)	$3,038,396
Issuance of common stock for cash net of costs of $15,000	-	-	-	-	-	-	-	-	-	-	478,469	48	1,984,953	-	1,985,001
Exercise of warrants	-	-	-	-	-	-	-	-	-	-	277,778	28	16,639	-	16,667
Conversion of Series H-4 preferred stock into common stock	-	-	-	-	-	-	-	-	(21,591)	(2)	1,412,420	141	(139)	-	-
Stock based compensation for options issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	(19,361)	-	(19,361)
Stock based compensation for restricted stock units issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	289,842	-	289,842
Stock based compensation for common stock issued to service providers	-	-	-	-	-	-	-	-	-	-	116,666	12	222,188	-	222,200
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,975,706)	(1,975,706)
Balance, March 31, 2019	-	$-	-	$-	8	$-	2,189	$-	5,028	$1	3,918,727	$392	$35,286,073	$(31,729,427)	$3,557,039

The accompanying notes are an integral part of these consolidated financial statements.

 DropCar, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,975,706)	$(4,480,735)
Income from discontinued operations	-	(309,378)
Loss from continuing operations	(1,975,706)	(4,790,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	109,415	255,223
Loss of disposition of asset	3,641	-
Stock based compensation	487,957	739,888
Non-cash interest expense	-	672,144
Amortization of operating lease right-of-use asset	8,163	-
Changes in operating assets and liabilities:
Accounts receivable	(117,787)	(28,336)
Prepaid expenses and other assets	(40,011)	(514,805)
Accounts payable and accrued expenses	(361,460)	(845,190)
Lease liabilities	(6,278)	-
Deferred revenue	19,612	56,983

NET CASH USED IN OPERATING ACTIVITIES - CONTINUING OPERATIONS	(1,872,454)	(4,454,206)
NET CASH PROVIDED BY OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	-	22,054
NET CASH USED IN OPERATING ACTIVITIES	(1,872,454)	(4,432,152)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(43,108)
Capitalization of software costs	(74,336)	(90,661)
Proceeds from sale of fixed asset	275	-

NET CASH USED IN INVESTING ACTIVITIES - CONTINUING OPERATIONS	(74,061)	(133,769)
NET CASH PROVIDED BY INVESTING ACTIVITIES - DISCONTINUED OPERATIONS	-	2,823,252
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(74,061)	2,689,483

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	2,000,001	300,000
Financing costs from the sale of common stock	(15,000)	-
Proceeds from the sale of Series H-4 preferred stock	-	6,000,000
Financing costs from the sale of Series H-4 preferred stock and warrants	-	(101,661)
Proceeds from issuance of common stock in connection with exercise of H-4 warrants	16,667	-

NET CASH PROVIDED BY FINANCING ACTIVITIES - CONTINUING OPERATIONS	2,001,668	6,198,339
NET CASH USED IN FINANCING ACTIVITIES - DISCONTINUED OPERATIONS	-	(9,114)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,001,668	6,189,225

Net increase in cash	55,153	4,446,556

Cash, beginning of period	4,303,480	372,011

Cash, end of period	$4,358,633	$4,818,567

SUPPLEMENTAL CASH FLOW INFORMATION:

NON-CASH FINANCING ACTIVITIES:
Issuance of common stock for accrued stock based compensation	$4,724	-
Stock issued to WPCS Shareholder in the merger, net of cash received of 4,947,023	$-	$4,845,200
Series H-4 offering cost paid in H-4 shares and warrants	$-	$568,648

  The accompanying notes are an integral part of these consolidated financial statements.

DropCar, Inc., and Subsidiaries
Note to Consolidated Financial Statements
(unaudited)

1. The Company

The Company is a provider of automotive vehicle support, fleet logistics, and concierge services for both consumers and the automotive industry. Its cloud-based Enterprise Vehicle Assistance and Logistics (“VAL”) platform and mobile application (“app”) assists consumers and automotive-related companies to reduce the costs, hassles and inefficiencies of owning a car, or fleet of cars, in urban centers.

In July 2018, the Company launched its Mobility Cloud platform which provides automotive-related businesses with a 100% self-serve SaaS version of its VAL platform to manage their own operations and drivers, as well as customer relationship management (“CRM”) tools that enable their clients to schedule and track their vehicles for service pickup and delivery. The Company’s Mobility Cloud also provides access to private application programming interfaces (“APIs”) which automotive-businesses can use to integrate the Company’s logistics and field support directly into their own applications and processes natively, to create more seamless client experiences. The Company did not and has not earned any revenues from Mobility Cloud in 2018 or 2019.

On the enterprise side, original equipment manufacturers (“OEMs”), dealers, and other service providers in the automotive space are increasingly being challenged with consumers who have limited time to bring in their vehicles for maintenance and service, making it difficult to retain valuable post-sale service contracts or scheduled consumer maintenance and service appointments. Additionally, many of the vehicle support centers for automotive providers (i.e., dealerships, including body work and diagnostic shops) have moved out of urban areas thus making it more challenging for OEMs and dealers in urban areas to provide convenient and efficient service for their consumer and business clientele. Similarly, shared mobility providers and other fleet managers, such as rental car companies and car share programs, face a similar urban mobility challenge: getting cars to and from service bays, rebalancing vehicle availability to meet demand in fleeting and de- fleeting vehicles to and from dealer lots, auction sites and to other locations.

In July 2018, the Company began assessing demand for a Self-Park Spaces monthly parking plan whereby consumers could designate specific garages for their vehicles to be stored at a base monthly rate, with personal 24/7 access for picking up and returning their vehicle directly, and the option to pay a la carte on a per hour basis for a driver to perform functions such as picking up and returning their vehicle to their front door. This model aligns more directly with how the Company has structured the enterprise B2B side of its business, where an interaction with a vehicle on behalf of its drivers typically generates net new revenue. The Company consumer Self-Park Spaces plan combined with its on-demand hourly valet service are the only consumer plans offered from September 1, 2018 onwards. Subscriber plans prior to this date continued to receive service on a prorated basis through the end of August 2018. Additionally, the Company is scaling back its 360 Services for the Consumer portion of the market. As a result of this shift, in August 2018, the Company began to significantly streamline its field teams, operations and back office support tied to its pre-September 1, 2018 consumer subscription plans.

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

Discontinued Operations

On December 24, 2018, the Company completed the sale of WPCS International – Suisun City, Inc., a California corporation (the “Suisun City Operations”), its wholly-owned subsidiary, pursuant to the terms of a stock purchase agreement, dated December 10, 2018 (the “Purchase Agreement”) by and between the Company and World Professional Cabling Systems, LLC, a California limited liability company (the “Purchaser”). Upon the closing of the sale, the Purchaser acquired all of the issued and outstanding shares of common stock, no par value per share, of Suisun City Operations, for an aggregate purchase price of $3,500,000. The sale of Suisun City Operations represented a strategic shift that has had a major effect on the Company’s operations, and therefore, is presented as discontinued operations in the 2018 consolidated statement of operations.

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

Unaudited Interim Consolidated Financial Information

The accompanying consolidated balance sheet as of March 31, 2019, the consolidated statements of operations for the three months ended March 31, 2019 and 2018, the consolidated statements of cash flows for the three months ended March 31, 2019 and 2018, and the consolidated statements of stockholders’ equity for the three months ended March 31, 2019 and 2018 are unaudited. These financial statements should be read in conjunction with the DropCar, Inc’s 2018 consolidated financial statements included in the Company’s Form 10-K filed on April 3, 2019, as subsequently amended on April 12, 2019. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2019, and the results of its operations for the three months ended March 31, 2019 and 2018, and its cash flows for the three months ended March 31, 2019 and 2018. The financial data and other information disclosed in the notes to the consolidated financial statements related to the three months ended March 31, 2019 and 2018 are unaudited.

2.
Liquidity and Basis of Presentation

The Company has a limited operating history and the sales and income potential of its business and market are unproven. As of March 31, 2019, the Company has an accumulated deficit of $31.7 million and has experienced net losses each year since its inception. The Company anticipates that it will continue to incur net losses into the foreseeable future and will need to raise additional capital to continue. The Company’s cash is not sufficient to fund its operations through the first quarter of 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date of the filing of this Quarterly Report on Form 10-Q.

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

3.
Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“US GAAP”) requires management to make estimates and assumptions that affect amounts reported therein. Generally, matters subject to estimation and judgement include amounts related to accounts receivable realization, asset impairments, useful lives of property and equipment and capitalized software costs, deferred tax asset valuation allowances, and operating expense accruals. Actual results could differ from those estimates.

Accounts receivable

Accounts receivable are carried at original invoice amount less an estimate made for holdbacks and doubtful receivables based on a review of all outstanding amounts. The Company determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and set up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. At March 31, 2019 and December 31, 2018, the accounts receivable reserve was approximately $2,000.

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

The Company’s contracts are generally designed to provide cash fees to the Company on a monthly basis or an agreed upfront rate based upon demand services. The Company’s performance obligation is satisfied over time as the service is provided continuously throughout the service period. The Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing a continuous service to the customer. Contracts with minimum performance guarantees or price concessions include variable consideration and are subject to the revenue constraint. The Company uses an expected value method to estimate variable consideration for minimum performance guarantees and price concessions.

Monthly Subscriptions

The Company offers a selection of subscriptions and on-demand services which include parking, valet, and access to other services. The contract terms are on a month-to-month subscription contract with fixed monthly or contract term fees. These subscription services include a fixed number of round-trip deliveries of the customer’s vehicle to a designated location. The Company allocates the purchase price among the performance obligations which results in deferring revenue until the service is utilized or the service period has expired.

On Demand Valet and Parking Services

The Company offers to consumers certain on demand services through its mobile application. The customer is billed at an hourly rate upon completion of the services. Revenue is recognized when the Company had satisfied all performance obligations which is upon completion of the service.

DropCar 360 Services

The Company offers to consumers certain services upon request including vehicle inspection, maintenance, car washes or to fill up with gas. The customers are charged a fee in addition to the cost of the third-party services provided. Revenue is recognized when the Company had satisfied all performance obligations which is upon completion of the service.

On Demand Business-To-Business

The Company also has contracts with car dealerships, car share programs and others in the automotive industry transporting vehicles. Revenue is recognized at the point in time all performance obligations are satisfied which is when the Company provides the delivery service of the vehicles.

Disaggregated Revenues

The following table presents our revenues from contracts with customers disaggregated by revenue source.

	Three Months Ended March 31,
	2019	2018
Subscription Services	$661,464	$1,356,595
Services On-Demand	437,979	335,480
Total Revenues (1)(2)	$1,099,443	$1,692,075

(1) Represents revenues recognized by type of services.
(2) All revenues are generated in the United States.

	Three Months Ended March 31,
	2019	2018
B2C	$763,977	$1,458,524
B2B	335,466	233,551
Total Revenue	$1,099,443	$1,692,075

The following presents our revenues from B2C and B2B customers.

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

Impairment of Long-Lived Assets

Long-lived assets are primarily comprised of operating lease right-of-use assets, property and equipment, and capitalized software costs. The Company evaluates its Long-Lived Assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. If these circumstances exist, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairments to long-lived assets for the three months ended March 31, 2019 and 2018.

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2019, and December 31, 2018, the Company had a full valuation allowance against deferred tax assets.

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
Financial instruments with carrying values approximating fair value include cash, accounts receivable, other assets, and accounts payable and accrued expenses due to their short-term nature.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net loss attributable to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted loss per share are computed by assuming that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by the Company with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

The following securities were excluded from weighted average diluted common shares outstanding because their inclusion would have been antidilutive.

	As of March 31,
	2019	2018
Common stock equivalents:
Common stock options	381,412	171,442
Series A, H-1, H-3, H-4, I, J and Merger common stock purchase warrants	585,306	658,486
Series H, H-3, and H-4 Convertible Preferred Stock	2,028,415	2,739,225
Restricted shares (unvested)	244,643	244,643
Totals	3,239,776	3,813,796

Research and development costs, net

Costs are incurred in connection with research and development programs that are expected to contribute to future earnings. Such costs include labor, stock-based compensation, training, software subscriptions, and consulting. These amounts are charged to the consolidated statement of operations as incurred. Total research and development expenses were approximately $0.1 million for the three months ended March 31, 2019 and 2018.

Adoption of New Accounting Standards

In February 2016, the FASB issued Accounting Standards Codification (ASC) 842, Leases, which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability. Lessor accounting under the standard is substantially unchanged. Additional qualitative and quantitative disclosures are also required. The Company adopted the standard effective January 1, 2019 using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company adopted the following practical expedients and elected the following accounting policies related to this standard:

●
Short-term lease accounting policy election allowing lessees to not recognize right-of-use assets and liabilities for leases with a term of 12 months or less; and

●
The option to not separate lease and non-lease components for equipment leases.

●
The package of practical expedients applied to all of its leases, including (i) not reassessing whether any expired or existing contracts are or contain leases, (ii) not reassessing the lease classification for any expired or existing leases, and (iii) not reassessing initial direct costs for any existing leases.

Adoption of this standard resulted in the recognition of operating lease right-of-use assets of approximately $23,000 (including a reclassification from Prepaid expenses of a prepaid lease approximating $9,500) and corresponding lease liabilities of approximately $13,500 on the consolidated balance sheet as of January 1, 2019. The standard did not materially impact operating results or liquidity. Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included in Note 8, Leases.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share- based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The guidance was adopted effective January 1, 2019, and the adoption of this ASU did not have a material effect on its consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and will be applied as a cumulative-effect adjustment to retained earnings.

The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements and intends to adopt the standard on January 1, 2020.

4.
Concentrations

Accounts Receivable
The Company’s concentration of accounts receivable are as follows:
	As of
	March 31, 2019	December 31, 2018
Customer A	50%	58%
Customer B	34%	23%

5.
Discontinued Operations and Disposition of Operating Segment

On December 24, 2018, the Company completed the sale of WPCS International – Suisun City, Inc., a California corporation, its wholly-owned subsidiary, pursuant to the terms of a stock purchase agreement, dated December 10, 2018 by and between the Company and World Professional Cabling Systems, LLC, a California limited liability company. Upon the closing of the sale, the Purchaser acquired all of the issued and outstanding shares of common stock, no par value per share, of Suisun City Operations, for an aggregate purchase price of $3,500,000.

The operations and cash flows of the Suisun City Operations are presented as discontinued operations. The operating results of the Suisun City Operations for the three months ended March 31, 2018 were as follows:

Revenues	$3,182,479
Cost of revenues	2,326,276
Gross profit	856,203

Selling, general and administrative expenses	489,800
Depreciation and amortization	56,845
Total Operating Expenses	546,645

Interest expense, net	180

Net income from discontinued operations	$309,378

6.
 Capitalized Software

Capitalized software consists of the following as of:

	March 31, 2019	December 31, 2018
Software	$1,398,613	$1,324,275
Accumulated amortization	(772,014)	(665,183)
Total	$626,599	$659,092

7.
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

In connection with the Merger, the holders of the Notes entered into lock-up agreements pursuant to which they have agreed not to sell the 85,573 shares of common stock received in the Merger. The length of the lock-up period is up to 120 days. For the three months ended March 31, 2018, the Company recorded $672,144 as interest expense in relation to the lock-up agreements in the accompanying 2018 consolidated statement of operations.

8.
Leases

The Company has various operating lease agreements with initial terms up to three years, all of which relate to vehicles. The Company’s office lease is on a month-to-month basis and so is not recognized on the balance sheet. Some leases include options to purchase, terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating right-of-use lease assets and lease liabilities on the consolidated balance sheets, totaling $14,877 and $7,332 at March 31, 2019, respectively, including $7,544 of operating right-of-use assets previously prepaid at lease commencement. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s secured incremental borrowing rates or implicit rates, when readily determinable. Short-term operating leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

The Company’s operating leases do not provide an implicit rate that can readily be determined. Therefore, the Company uses a discount rate based on its incremental borrowing rate.

The Company’s weighted-average remaining lease term relating to its operating leases is 0.66 years and weighted-average remaining payments for operating lease liabilities is 0.32 years, with a weighted-average discount rate of 6.00%.

Operating lease expense is recognized on a straight-line basis over the lease term within Selling, general and administrative expenses on the Company’s consolidated statement of operations. The Company incurred lease expense of $8,163 and $14,998 for the three months ended March 31, 2019 and 2018, respectively. The Company made cash payments of $6,452 for operating leases for the three months ended March 31, 2019.
The following table presents information about the amount and timing of cash flows arising from the Company’s operating leases as of March 31, 2019.

Maturity of Lease Liability
2019	$7,420
Total undiscounted operating lease payments	7,420
Less: Imputed interest	88
Present value of operating lease liabilities	$7,332

9.
Commitments & Contingencies

Lease Agreements

The Company leases office space in New York City on a month-to-month basis, with a condition of a 60 day notice to terminate. For the three months ended March 31, 2019 and 2018, rent expense for the Company’s New York City office was $23,000 and $29,000, respectively. The Company has taken the short term lease exception and not recorded a lease liability or right-of-use asset for this lease.

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

Other

As of December 31, 2018, the Company had accrued approximately $232,000 for the settlement of multiple employment disputes. During the three months ended March 31, 2019, approximately $39,000 of this amount was settled upon payment. For the three months ended March 31, 2019 and 2018, $16,000 and $0, respectively, was expensed and accrued for settlements. As of March 31, 2019, approximately $209,000 remains accrued for the settlement of employment disputes. As of March 31, 2019, the Company has entered into multiple settlement agreements with former employees for which it has agreed to make monthly settlement payments which will extend through December 31, 2019.

On March 23, 2018, DropCar was made aware of an audit being conducted by the New York State Department of Labor (“DOL”) regarding a claim filed by an employee. The DOL is investigating whether DropCar properly paid overtime for which DropCar has raised several defenses. In addition, the DOL is conducting its audit to determine whether the Company owes spread of hours pay (an hour’s pay for each day an employee worked or was scheduled for a period over ten hours in a day). If the DOL determines that monies are owed, the DOL will seek a backpay order, which management believes will not, either individually or in the aggregate, have a material adverse effect on DropCar’s business, consolidated financial position, results of operations or cash flows. As of March 31, 2019, the Company has accrued approximately $180,000 in relation to these matters.

10.
Stockholders’ Equity

Common Stock

On March 26, 2019, the Company entered into a Securities Purchase Agreement with certain existing investors, pursuant to which the Company sold, in a registered public offering by the Company directly to the investors an aggregate of 478,469 shares of common stock, par value $0.0001 per share, at an offering price of $4.18 per share for proceeds of $1,985,001 net of offering expenses of $15,000.

During the period ended March 31, 2019, the Company issued 1,412,420 shares of common stock from the conversion of 21,591 shares of Series H-4 Convertible Preferred stock.

During the period ended March 31, 2019, the Company granted 116,666 shares of common stock to a service provider and recorded $222,200 stock based compensation as a part of general and administrative expense in the Company’s consolidated statements of operations.

During the period ended March 31, 2019, the Company issued 277,778 shares of common stock from the exercise of Series K warrants and received cash proceeds of $16,667.

Preferred Stock

In accordance with the Certificate of Incorporation, there are 5,000,000 authorized preferred shares at a par value of $ 0.0001.

Series Seed

On January 30, 2018, the Company converted 275,691 shares of Series Seed Preferred Stock into 45,949 shares of common stock in connection with the Merger.

Series A

On January 30, 2018, the Company converted 611,944 shares of Series A Preferred Stock into 101,991 shares of common stock in connection with the Merger.

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

The outstanding shares of Preferred Stock are convertible at the option of the holder into common shares on a one to one ratio and the conversion ratio is subject to certain anti-dilution provisions.

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

Series H Convertible

On January 30, 2018, in accordance with the Merger the Company issued 8 shares of Series H Convertible Preferred Stock.

Under the terms of the Series H Certificate of Designation, each share of Series H Preferred Stock has a stated value of $616 and is convertible into shares of the Company’s Common Stock, equal to the stated value divided by the conversion price of $36.96 per share (subject to adjustment in the event of stock splits or dividends). The Company is prohibited from effecting the conversion of the Series H Preferred Stock to the extent that, as a result of such conversion, the holder would beneficially own more than 9.99%, in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon such conversion.

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

During the period ended March 31, 2019, investors converted 21,591 shares of Series H-4 into 1,412,420 shares of Common Stock.

Stock Based Compensation

Service Based Restricted Stock Units
On February 28, 2018, the Company issued 244,643 restricted stock units (“RSUs”) to two members of management. On March 26, 2019, the Board of Directors, with the consent of the grantees, agreed to amend the vesting period for the RSUs issued on February 28, 2018 to vest in full on May 17, 2019. The RSUs were valued using the fair market value of the Company’s closing stock price on the date of grant totaling $3,243,966, which is being amortized over the original vesting period.

Employee and Non-employee Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2019:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted average Remaining Contractual Life (years)	Aggregate IntrinsicValue
Outstanding at December 31, 2018	302,772	$18.30	7.20	$-
Granted	99,072	2.32	9.84	63,802
Forfeited	(20,432)	13.20	-	-
Outstanding at March 31, 2019	381,412	$14.41	7.60	$241,597

At March 31, 2019, unamortized stock compensation for stock options was approximately $238,000, with a weighted-average recognition period of 0.75 years.

Share Based Compensation

The following table sets forth total non-cash stock-based compensation for RSUs and options issued to employees and non-employees by operating statement classification for the three months ended March 31, 2019 and 2018:

	Three Months ended March 31,
	2019	2018
Research and development	$3,717	$1,613
Selling, general and administrative	484,240	738,275
Total	$487,957	$739,888

Stock option pricing model

The fair value of the stock options granted during the three months ended March 31, 2019, was estimated at the date of grant using the Black-Scholes options pricing model with the following assumptions:

Fair value of common stock	$2.32
Expected volatility	151.76%
Dividend yield	$0
Risk-free interest	2.70%
Expected life (years)	5.5

Warrants

Service Based Warrants

On March 8, 2018, in connection with the financing discussed above, the Company issued 1,371 Series H-4 Shares and 22,850 common stock warrants to a service provider. The Company valued these warrants using the Black-Scholes option pricing model with the following inputs: exercise price of $15.60; fair market value of underlying stock of $13.20; expected term of 5 years; risk free rate of 2.63%; volatility of 120.63%; and dividend yield of 0%. For the period ended March 31, 2018, the Company recorded the fair market value of the Series H-4 Shares and warrants as an increase and decrease to additional paid in capital in the amount of $568,648 as these services were provided in connection with the sale of the Series H-4 shares.
Warrant Exchange

On April 19, 2018, the Company entered into separate Warrant Exchange Agreements (the “Exchange Agreements”) with the holders (the “Merger Warrant Holders”) of existing warrants issued in the Merger (the “Merger Warrants”) to purchase shares of Common Stock, pursuant to which, on the closing date, the Merger Warrant Holders exchanged each Merger Warrant for 1/18 of a share of Common Stock and 1/12 of a warrant to purchase a share of Common Stock (collectively, the “Series I Warrants”). The Series I Warrants have an exercise price of $13.80 per share. In connection with the Exchange Agreements, the Company issued an aggregate of (i) 48,786 new shares of common stock and (ii) Series I Warrants to purchase an aggregate of 73,178 shares of common stock. The Company valued the (a) stock and warrants issued in the amount of $972,368, (b) the warrants retired in the amount of $655,507, and (c) recorded the difference as deemed dividend in the amount of $316,861. The warrants were valued using the Black-Scholes option-pricing model on the date of the exchange using the following assumptions: (a) fair value of common stock $10.32, (b) expected volatility of 103% and 110%, (c) dividend yield of $0, (d) risk-free interest rate of 2.76% and 2.94%, (e) expected life of 3 years and 4.13 years.

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

During the period ended March 31, 2019, the Company issued 277,778 shares of common stock from the exercise of Series K warrants and received cash proceeds of $16,667.

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding, December 31, 2018	863,084	$6.00	2.51
Exercised, K warrants	(277,778)	0.06	-
Outstanding, March 31, 2019	585,306	$8.85	3.45

The warrants expire through the years 2020-2024.

11.
Restatements of Previously Issued Condensed Consolidated Interim Financial Statements (Unaudited)

The Company, while undergoing the audit of its consolidated financial statements for the year ended December 31, 2018, commenced an evaluation of its accounting in connection with the Merger for i) lock-up agreements entered into with the holders of the Notes (see Note 7), and ii) shares of common stock issued to Alpha Capital Anstalt and Palladium Capital Advisors (see Note 10, Service Based Common Stock). These agreements, which management originally deemed to be primarily equity in nature and would not be recognized as compensatory, were recorded as a debit and credit to additional paid in capital. On March 29, 2019, under the authority of the board of directors, the Company determined that these agreements should have been recorded as compensatory in nature which gives rise to an adjustment in the amount of $1,119,294 for the periods ended March 31, 2018, June 30, 2018, and September 30, 2018. Accordingly, the Company will restate those condensed consolidated interim financial statements and include the required disclosures.

The following tables sets forth the effects of the adjustments on affected items within the Company’s previously reported Condensed Consolidated Interim Balance Sheet at March 31, 2018, had the adjustments been made in the corresponding quarters and includes a reclassification adjustment for the stock split of $650:

	March 31, 2018
	As reported	Adjustment	As restated
Additional paid in capital	$25,080,301	$1,119,994	$26,200,245
Accumulated deficit	$(12,966,338)	$(1,119,294)	$(14,085,632)

The following tables sets forth the effects of the adjustments on affected items within the Company’s previously reported Condensed Consolidated Interim Statement of Operations for the three months ended March 31, 2018, had the adjustments been made in the appropriate quarter:

	Three Months Ended March 31, 2018
	As reported	Adjustment	As Restated	Discontinued Operations	As Restated
Selling, general and administrative expense	$3,067,308	$447,150	$3,514,458	$(603,661)	$2,910,797
Total operating expenses	$3,203,658	$447,150	$3,650,808	$(546,618)	$3,104,190
Operating loss	$(2,951,188)	$(447,150)	$(3,398,338)	$(309,558)	$(3,707,896)
Interest income (expense), net	$(410,253)	$(672,144)	$(1,082,397)	$180	$(1,082,217)
Net loss	$(3,361,441)	$(1,119,294)	$(4,480,735)	$-	$(4,480,735)
Income from discontinued operations	$-	$-	$-	$309,378	$309,378
Net loss per common shares, basic and diluted	$(3.33)	$(1.11)	$(4.44)	$-	$(4.44)

12.
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

Pursuant to the terms of the Consulting Agreement, Ascentaur has agreed to provide advisory services with respect to the strategic development and growth of the Company, including advising the Company on market strategy and overall Company strategy, advising the Company on the sale of the Company’s Suisun City Operations, providing assistance to the Company in identifying and recruiting prospective employees, customers, business partners, investors and advisors that offer desirable administrative, financing, investment, technical, marketing and/or strategic expertise, and performing such other services pertaining to the Company’s business as the Company and Ascentaur may from time to time mutually agree. The term of the Consulting Agreement commenced on July 11, 2018 and will continue until April 9, 2019 or until terminated in accordance with the terms of the Consulting Agreement. During the three months ended March 31, 2019, the Company recorded $30,400 as general and administrative related to this consulting agreement. As of March 31, 2019, the balance in accounts payable was approximately $7,000.

During the three months ended March 31, 2019, the Company sold Alpha Capital Anstalt, as part of a registered public offering, 299,043 shares of common stock for $1,235,000, net of offering expenses of $15,000. Additionally, during the three months ended March 31, 2019. Alpha Capital Anstalt was issued of 277,778 shares of common stock upon its exercise of Series K warrants with cash proceeds to the Company of $16,667.

13.
Subsequent Events

The Company has evaluated events subsequent to March 31, 2019 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

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

Overview

Strategy

Prior to the Merger, DropCar was a privately-held provider of automotive vehicle support, fleet logistics and concierge services for both consumers and the automotive industry. In 2015, we launched our cloud-based Enterprise Vehicle Assistance and Logistics (“VAL”) platform and mobile application (“App”) to assist consumers and automotive-related companies reduce the costs, hassles and inefficiencies of owning a car, or fleet of cars, in urban centers. Our VAL platform is a web-based interface to our core service that coordinates the movements and schedules of trained valets who pickup and drop off cars at dealerships and customer locations. The App tracks progress and provides email and/or text notifications on status to customers, increasing the quality of communication and subsequent satisfaction with the service. To date, we operate primarily in the New York metropolitan area and may expand our territory in the future.

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

Securities Offerings

On March 26, 2019, we entered into a Securities Purchase Agreement with certain existing investors, pursuant to which we sold, in a registered public offering by us directly to the investors an aggregate of 478,469 shares of common stock, at an offering price of $4.18 per share for proceeds of $1,985,001 net of offering expenses of $15,000.

Results of Operations

We have never been profitable and have incurred significant operating losses in each year since inception. Net losses for three months ended March 31, 2019 and 2018 were approximately $2.0 million and $4.5 million, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with our valet workforce, parking and technology development programs and from general and administrative costs associated with our operations. As of March 31, 2019, we had net working capital of approximately $2.9 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we continue the development of our comprehensive Vehicle Support Platform across business-to-consumer and business-to-business clientele. Accordingly, we will continue to require substantial additional capital to continue our commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including the timing and results of our commercialization efforts.

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

The operations and cash flows of the Suisun City Operations are presented as discontinued operations. The operating results of the Suisun City Operations for the three months ended March 31, 2018 were as follows:

Revenues	$3,182,479
Cost of revenues	2,326,276
Gross profit	856,203

Selling, general and administrative expenses	489,800
Depreciation and amortization	56,845
Total Operating Expenses	546,645

Interest expense, net	180

Net income from discontinued operations	$309,378

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See Note 2 to our financial statements for the three months ended March 31, 2019 and 2018 for information about these critical accounting policies, as well as a description of our other significant accounting policies.

Our interim consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K filed with the SEC on April 3, 2019, as subsequently amended on April 12, 2019, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.

Accounts receivable

Accounts receivable are carried at original invoice amount less an estimate made for holdbacks and doubtful receivables based on a review of all outstanding amounts. We determine the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and set up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. At each of March 31, 2019 and December 31, 2018, the accounts receivable reserve was approximately $2,000.

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

Revenue Recognition

ASC 606: Revenue from Contracts with Customers, provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers.

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

Monthly Subscriptions

We offer a selection of subscriptions and on-demand services which include parking, valet, and access to other services. The contract terms are on a month-to-month subscription contract with fixed monthly or contract term fees. These subscription services include a fixed number of round-trip deliveries of the customer’s vehicle to a designated location. We allocate the purchase price among the performance obligations which results in deferring revenue until the service is utilized or the service period has expired. In July 2018, we began assessing demand for a Self-Park Spaces monthly parking plan whereby consumers could designate specific garages for their vehicles to be stored at a base monthly rate, with personal 24/7 access for picking up and returning their vehicle directly, and the option to pay a la carte on a per hour basis for a driver to perform functions such as picking up and returning their vehicle to their front door. This model aligns more directly with how we have structured the enterprise B2B side of its business, where an interaction with a vehicle on behalf of its drivers typically generates net new revenue. The total revenue amount of $1,099,443 recognized for the period ended March 31, 2019 is comprised of $661,464 from subscription service and $437,979 from on-demand service.

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

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018– Continuing Operations

Service Revenues

Service revenues during the three months ended March 31, 2019 totaled $1.1 million, a decrease of $0.6 million, compared to $1.7 million recorded for the three months ended March 31, 2018. The decrease was primarily due to our discontinuation of the “Steve” service, (the on-demand valet and parking service through the mobile application).

Cost of Revenue

Cost of revenue during the three months ended March 31, 2019 totaled $1.1 million, a decrease of $1.2 million, compared to $2.3 million recorded for the three months ended March 31, 2018. This decrease was primarily due to a decrease in our valet workforce and attributable to decreases of $1.0 million in wages and related expenses, $0.1 million in repairs and damages, $0.1 million in travel and $0.05 million in cost of gas and other services sold, partially offset by an increase of $0.1 million in parking garage fees.

Research and Development

Research and development expenses for the three months ended March 31, 2019 totaled $0.1 million, which was consistent with $0.1 million recorded for the three months ended March 31, 2018.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2019 totaled $0.3 million, a decrease of $0.7 million, compared to $1.0 million recorded for the three months ended March 31, 2018. This was primarily attributable to a decrease of $0.2 million in wages and related expenses and $0.6 million in marketing and training, partially offset by an increase of $0.1 million in stock-based compensation.

General and Administrative

General and administrative expenses for the three months ended March 31, 2019 totaled $1.4 million, a decrease of $0.5 million, compared to $1.9 million recorded for the three months ended March 31, 2018. This was primarily attributable to a decrease of $0.4 million in stock-based compensation, $0.1 million in wages and related expenses, and $0.1 million in professional fees, partially offset by an increase of $0.2 million in investor relations.

Depreciation and Amortization

Depreciation and amortization during the three months ended March 31, 2019 totaled $0.1 million, which was consistent with $0.1 million recorded for the three months ended March 31, 2018.

Interest expense, net

Interest expense, net during the three months ended March 31, 2019 totaled $0, a decrease of $1.1 million, compared to $1.1 million recorded for the three months ended March 31, 2018. This was primarily attributable to the conversion of outstanding convertible notes into equity upon the Merger and in relation to the lock-up agreements in 2018. There were no outstanding convertible notes during the three months ended March 31, 2019.

 Liquidity and Capital Resources

Since the inception of Private DropCar on September 12, 2014, we have incurred significant losses and negative cash flows from operations. Further, our sales and income potential of our business and market remain unproven. For the three months ended March 31, 2019 and 2018, we had losses from continuing operations of approximately $2.0 million and $4.7 million, respectively. At March 31, 2019, we had an accumulated deficit of $31.7 million. We anticipate that we will continue to incur net losses into the foreseeable future and will need to raise additional capital to continue. At March 31, 2019, we had cash of $4.4 million. At these capital levels, we believe we do not have sufficient funds to continue to operate through June 2020, by which point we will need to become profitable, improve cash flow from operations, begin selling property and equipment, or complete a new capital raise. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date of the filing of this Form 10-Q.

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

On March 26, 2019, we entered into a Securities Purchase Agreement with certain existing investors, pursuant to which we agreed to issue and sell, in a registered public offering by us directly to the investors an aggregate of 478,469 shares of common stock, at an offering price of $4.18 per share for proceeds of approximately $2.0 million net of offering expenses of $15,000.

During the period ended March 31, 2019, we issued 277,778 shares of common stock from the exercise of Series K warrants and received cash proceeds of $16,667.

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

Cash Flows

Operating Activities – Continuing Operations

We have historically experienced negative cash outflows as we have developed and expanded our business. Our primary source of cash flow from operating activities is recurring subscription receipts from customers and, to a lesser extent, monthly invoice payments from business-to-business customers. Our primary use of cash from operating activities are the recruiting, training, equipping and growing our workforce to meet market demand, securing infrastructure for operating activities such as garage parking spaces, technology investment to grow our platform, as well as to support other operational expenses while we aggressively expand.

Net cash used in operating activities for the three months ended March 31, 2019 was approximately $1.9 million, which includes a net loss from continuing operations of approximately $2.0 million, offset by non-cash expenses of approximately $0.6 million principally related to $0.1 million related of depreciation and amortization, and $0.5 million of stock-based compensation expense, and approximately $0.5 million of cash used by a change in net working capital items principally related to $0.4 million related to the decrease in accounts payable and $0.2 related to the increase in accounts receivable and prepaid expenses and other assets.

Net cash used in operating activities for the three months ended March 31, 2018 was approximately $4.5 million, which includes a net loss from continuing operations of approximately $4.8 million, offset by non-cash expenses of approximately $1.7 million principally related to depreciation and amortization of $0.3 million, non-cash interest expense of $0.7 million and stock-based compensation expense of $0.7 million, and approximately $1.3 million of cash used by a change in net working capital items principally related to $0.6 million increase in accounts receivable and prepaid expenses and other current assets, $0.8 million related to the decrease in accounts payable and accrued expenses, and $0.1 related to the decrease in deferred revenue.

Investing Activities – Continuing Operations

Cash used in investing activities for the three months ended March 31, 2019 of approximately $0.1 primarily resulted from capitalization of software costs.

Cash used in investing activities during the three months ended March 31, 2018 of approximately $0.1 million primarily resulted from capitalization of software costs and purchase of property and equipment.

Financing Activities – Continuing Operations

Cash provided by financing activities for the three months ended March 31, 2019 totaled approximately $2.0 million, primarily resulting from proceeds of $2.0 million from the sale of the common stock.

Cash provided by financing activities for the three months ended March 31, 2018 totaled approximately $6.2 million, primarily resulting from proceeds of $6.0 million from the sale of the Series H-4 Shares and warrants and $0.3 million from the sale of common stock, offset by financing costs related to the Series H-4 Shares and warrants of approximately $0.1 million.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures

Our management, including the CEO and CFO, evaluated the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2019. Based on such evaluation, our CEO and CFO concluded the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on management’s assessment, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2019 as a result of the material weaknesses described below:

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

(b)
Appointment of new Chief Financial Officer

On February 14, 2019, our Board of Directors approved (1) the termination of Paul Commons as Chief Financial Officer and any other positions on which he served with respect to the Company and its subsidiaries and affiliates, and (2) the appointment of Mark Corrao asour new Chief Financial Officer, in each case effective as of February 28, 2019. Mr. Corrao possesses appropriate knowledge and experience in preparing the financial statements under U.S. GAAP at the transition period when the former CFO left.

(c)
Changes in Internal Controls over Financial Reporting

Our remediation efforts were ongoing during the fiscal quarter ended March 31, 2019. Other than the remediation steps described above and the appointment of our new Chief Financial Officer described above, there were no other material changes in our internal control over financial reporting during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2018, the Company had accrued approximately $232,000 for the settlement of multiple employment disputes. During the three months ended March 31, 2019, approximately $39,000 of this amount was settled upon payment. For the three months ended March 31, 2019 and 2018, $16,000 and $0, respectively, was expensed and accrued for settlements. As of March 31, 2019, approximately $209,000 remains accrued for the settlement of employment disputes. As of March 31, 2019, the Company has entered into multiple settlement agreements with former employees for which it has agreed to make monthly settlement payments which will extend through the year ended December 31, 2019.

On March 23, 2018, we were made aware of an audit being conducted by the New York State Department of Labor (“DOL”) regarding a claim filed by an employee. The DOL is investigating whether we properly paid overtime for which we have raised several defenses. In addition, the DOL is conducting its audit to determine whether the we owe spread of hours pay (an hour’s pay for each day an employee worked or was scheduled for a period over ten hours in a day). If the DOL determines that monies are owed, the DOL will seek a backpay order, which management believes will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations or cash flows. As of March 31, 2019, the we have accrued approximately $180,000 in relation to these matters.

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

There have been no material changes, to our risk factors contained in our Annual Report on Form 10-K filed with the SEC on April 3, 2019, as subsequently amended on April 12, 2019. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in such Current Report on Form 10-K.

Our exploration and pursuit of strategic opportunities may not be successful.

On March 8, 2019, we announced that we had initiated a process to evaluate strategic opportunities to maximize shareholder value. While management continues to focus on our business activities and operations, this process will consider a range of potential strategic opportunities including, but not limited to, business combinations.  Despite devoting significant efforts to identify and evaluate potential strategic transactions, the process may not result in any definitive offer to consummate a strategic transaction, or, if we receive such a definitive offer, the terms may not be as favorable as anticipated or may not result in the execution or approval of a definitive agreement. In addition, even if we enter into a definitive agreement, we may not be successful in completing the transaction, which could have a material adverse effect on our business.

If we are successful in completing a strategic transaction, such a transaction may not enhance stockholder value or deliver expected benefits and may expose us to additional operational and financial risks.

Although there can be no assurance that a strategic transaction will result from the process we have undertaken to evaluate strategic opportunities to maximize shareholder value, the negotiation and consummation of any such transaction will require significant time on the part of our management, and the diversion of management’s attention may disrupt our business. The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks.  In addition, in the event we are successful in evaluating and completing a strategic transaction, such transaction may not enhance stockholder value as anticipated or deliver expected benefits.  Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.

Current and future employee disputes may result in additional liabilities.

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

Historically, a majority of our revenue has come from our B2C business that we are significantly altered effective as of September 1, 2018. Failure to generate sufficient revenue from our newly altered B2C business or from our existing B2B business may have a material adverse impact on our business, financial condition, results of operations and cash flows, including our ability to continue to operate.

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

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit
Number	Description

3.1
Amended and Restated Certificate of Incorporation of the Company, as amended, dated March 8, 2019 (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on April 2, 2019).

10.1
 Securities Purchase Agreement, dated as of March 26, 2019, by and among the Company and the investors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 27, 2019).

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

101*
The following financial information from this Quarterly Report on Form 10-Q for the period ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DropCar, Inc.

Date: May 15, 2019	By:	/s/ Spencer Richardson
Spencer Richardson
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2019	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer (Principal Financial and Accounting Officer)