Form 10-Q/A
period 2018-03-31
DropCar, Inc.
filed 2019-06-10
CIK 1086745

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

As of May 10, 2018, there were 1,301,988 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (“Form 10-Q/A”), which was filed with the United States Securities and Exchange Commission (“SEC”) on May 21, 2018 (the “Original Filing”), to reflect restatements of the Consolidated Balance Sheet at March 31, 2018, the Consolidated Statement of Operations, Consolidated Statement of Changes in Shareholders’ Equity (Deficit), and Consolidated Statement of Cash Flows for the three months ended March 31, 2018, and the related notes thereto.

On January 30, 2018, DC Acquisition Corporation (“Merger Sub”), a wholly-owned subsidiary of WPCS International Incorporated (“WPCS”), completed its merger with and into DropCar, Inc. (“Private DropCar”), with Private DropCar surviving as a wholly owned subsidiary of WPCS. This transaction is referred to as the “Reverse Merger.” The Company, while undergoing the audit of its consolidated financial statements for the year ended December 31, 2018, commenced an evaluation of its accounting in connection with the Reverse Merger for (1) lock-up agreements entered into with the holders of the Notes (see Note 5), and (2) shares of common stock issued to Alpha Capital Anstalt and Palladium Capital Advisors (see Note 7, Service Based Common Stock). These agreements, which management originally deemed to be primarily equity in nature and would not be recognized as compensatory, were recorded as a debit and credit to additional paid in capital. On March 29, 2019, under the authority of the board of directors, the Company determined that these agreements should have been recorded as compensatory in nature, which gives rise to an adjustment in the amount of $1,119,294 for the periods ended March 31, 2018, June 30, 2018, and September 30, 2018.

On December 24, 2018, the Company completed the sale of WPCS International – Suisun City, Inc., a California corporation (the “Suisun City Operations”), its wholly-owned subsidiary, pursuant to the terms of a stock purchase agreement, dated December 10, 2018 (the “Purchase Agreement”) by and between the Company and World Professional Cabling Systems, LLC, a California limited liability company (the “Purchaser”). Upon the closing of the sale, the Purchaser acquired all of the issued and outstanding shares of common stock, no par value per share, of Suisun City Operations, for an aggregate purchase price of $3,500,000. The sale of Suisun City Operations represented a strategic shift that has had a major effect on the Company’s operations, and therefore, is presented as discontinued operations in the 2018 consolidated statement of operations. The 2017 statement of operations is not recast as the business was not owned by DropCar at that time.

The following sections in the Original Filing are revised in this Form 10-Q/A, solely as a result of, and to reflect, the restatement:

Part I - Item 1 - Financial Statements
Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II - Item 6 – Exhibits

Additionally, on March 8, 2019, the Company filed a certificate of amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a one-for-six reverse stock split of its outstanding shares of common stock. Proportional adjustments for the reverse stock split were made retroactively to the Company's shares of common stock, outstanding stock options, warrants and equity incentive plans for all periods presented.

Pursuant to the rules of the SEC, Part II, Item 6 of the Original Filing has been amended to include the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the principal executive officer and principal financial officer are included in this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.1.

For the convenience of the reader, this Form 10-Q/A sets forth the information in the Original Filing in its entirety, as such information is modified and superseded where necessary to reflect the restatement. This Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing, in each case as those filings may have been, or with respect to the Initial Filings will be, superseded or amended.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

DropCar, Inc., and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
	(Restated)
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$4,818,567	$372,011
Accounts receivable, net	215,995	187,659
Prepaid expenses and other current assets	566,337	51,532
Current assets of discontinued operations	5,262,316	-
Total current assets	10,863,215	611,202

Property and equipment, net	48,041	5,981
Capitalized software costs, net	602,061	589,584
Other assets	3,000	3,000
Noncurrent assets of discontinued operations	5,544,154	-

TOTAL ASSETS	$17,060,471	$1,209,767

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$951,663	$1,820,731
Deferred income	293,416	236,433
Accrued interest	159,584	135,715
Current liabilities of discontinued operations	3,446,474	-
Total current liabilities	4,851,137	2,192,879

Noncurrent liabilities of discontinued operations	94,587	-
Convertible note payable, net of debt discount	-	3,506,502

TOTAL LIABILITIES	4,945,724	5,699,381

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series seed preferred stock, 275,691 shares authorized, zero and 275,691 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	-	27
Series A preferred stock, 642,728 shares authorized, zero and 611,944 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	-	61
Convertible Series H, 8,500 shares designated, 8 and zero shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	-	-
Convertible Series H-1, 9,488 shares designated zero shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	-	-
Convertible Series H-2, 3,500 shares designated zero shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	-	-
Convertible Series H-3, 8,461 shares designated 2,189 and zero shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	-	-
Convertible Series H-4, 30,000 shares designated 26,843 and zero shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	3	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 1,301,988 and 374,285 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	131	37
Additional paid in capital	26,200,245	5,115,158
Accumulated deficit	(14,085,632)	(9,604,897)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	12,114,747	(4,489,614)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$17,060,471	$1,209,767

The accompanying notes are an integral part of these consolidated financial statements

DropCar, Inc., and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(Restated)

SERVICE REVENUES	$1,692,075	$638,558

COST OF REVENUE	2,295,781	489,214

GROSS (LOSS) PROFIT	(603,706)	149,344

OPERATING EXPENSES
Research and development expenses	114,161	-
Selling, general and administrative expenses	2,910,797	496,111
Depreciation and Amortization	79,232	45,340
TOTAL OPERATING EXPENSES	3,104,190	541,451

OPERATING LOSS	(3,707,896)	(392,107)

Interest Expense, net	(1,082,217)	-

LOSS FROM CONTINUING OPERATIONS	(4,790,113)	(392,107)

DISCONTINUED OPERATIONS
Income from operations of discontinued component	309,378	-
INCOME FROM DISCONTINUED OPERATIONS	309,378	-

NET LOSS	$(4,480,735)	$(392,107)

LOSS PER SHARE FROM CONTINUING OPERATIONS:
Basic	$(4.75)	$(1.44)
Diluted	$(4.75)	$(1.44)
EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$0.31	$-
Diluted	$0.31	$-
NET LOSS PER SHARE:
Basic	$(4.44)	$(1.44)
Diluted	$(4.44)	$(1.44)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	1,008,058	272,722
Diluted	1,008,058	272,722

The accompanying notes are an integral part of these consolidated financial statements

DropCar, Inc., and Subsidiaries
Consolidated Statement of Changes in Shareholders’ Equity (Deficit)
(Unaudited)
  (Restated)

	Series Seed		Series A		Series H		Series H-3		Series H-4				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balances, January 1, 2018	275,691	$27	611,944	$61	-	$-	-	$-	-	$-	374,285	$37	$5,115,158	$(9,604,897)	$(4,489,614)
Issuance of common stock for cash	-	-	-	-	-	-	-	-	-	-	10,057	1	299,999	-	300,000
Conversion of debt into common stock	-	-	-	-	-	-	-	-	-	-	136,785	14	3,682,488	-	3,682,502
Interest on lock-up shares in relation to convertible debt	-	-	-	-	-	-	-	-	-	-	85,571	9	672,135	-	672,144
Exchange of shares in connection with Merger	-	-	-	-	-	-	-	-	-	-	490,422	49	9,792,174	-	9,792,223
Conversion of outstanding Preferred Stock in connection with Merger	(275,691)	(27)	(611,944)	(61)	-	-	-	-	-	-	147,939	15	73	-	-
Issuance of Series H preferred stock in connection with Merger	-	-	-	-	8	-	-	-	-	-	-	-	-	-	-
Issuance of Series H-3 preferred stock in connection with Merger	-	-	-	-	-	-	2,189	-	-	-	-	-	-	-	-
Issuance of Series H-4 preferred stock and warrants in private placement net of costs of $101,661	-	-	-	-	-	-	-	-	25,472	3	-	-	5,898,336	-	5,898,339
Stock based compesation for options issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	17,210	-	17,210
Stock based compesation for restricted stock units issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	275,528	-	275,528
Stock based compensation for common stock issued to service providers	-	-	-	-	-	-	-	-	-	-	56,929	6	447,144	-	447,150
Series H-4 preferred stock and warrants issued to service provider	-	-	-	-	-	-	-	-	1,371	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,480,735)	(4,480,735)
Balance, March 31, 2018 (Restated)	-	$-	-	$-	8	$-	2,189	$-	26,843	$3	1,301,988	$131	$26,200,245	$(14,085,632)	$12,114,747

	Series Seed		Series A					Additional
	Preferred Stock		Preferred Stock		Common Stock		Subscription	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	(Deficit)	Total
Balances, January 1, 2017	275,691	$27	530,065	$53	272,720	$27	$(69,960)	$2,117,237	$(1,964,091)	$83,293
Issuance of Series A Preferred Stock	-	-	73,845	7	-	-	69,960	150,001	-	219,968
Issuance of Series A Preferred stock for services	-	-	8,034	1	-	-	-	24,999	-	25,000
Net Loss	-	-	-	-	-	-	-	-	(392,107)	(392,107)
Balance, March 31, 2017	275,691	$27	611,944	$61	272,720	$27	$-	$2,292,237	(2,356,198)	$(63,846)

  ● See note 1 for share exchange and reverse split

The accompanying notes are an integral part of these consolidated financial statements

DropCar, Inc., and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months ended March 31,
	2018	2017
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,480,735)	$(392,107)
Income from discontinued operations	(309,378)	-
Loss from continuing operations	(4,790,113)	(392,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	255,223	45,340
Stock based compensation	739,888	25,000
Non-cash interest expense	672,144	-
Changes in operating assets and liabilities:
Accounts receivable	(28,336)	(2,678)
Prepaid expenses and other assets	(514,805)	(2,952)
Accounts payable and accrued expenses	(845,190)	32,322
Deferred revenue	56,983	11,499

NET CASH USED IN OPERATING ACTIVITIES - CONTINUING OPERATIONS	(4,454,206)	(283,576)
NET CASH PROVIDED BY OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	22,054	-
NET CASH USED IN OPERATING ACTIVITIES	(4,432,152)	(283,576)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(43,108)	-
Capitalization of software costs	(90,661)	(50,326)

NET CASH USED IN INVESTING ACTIVITIES - CONTINUING OPERATIONS	(133,769)	(50,326)
NET CASH PROVIDED BY INVESTING ACTIVITIES - DISCONTINUED OPERATIONS	2,823,252	-
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	2,689,483	(50,326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	300,000	69,960
Proceeds from the sale of Series H-4 preferred stock	6,000,000	-
Financing costs from the sale of Series H-4 preferred stock	(101,661)	-
Proceeds from issuance of Series A Preferred Stock and subscription receivable	-	150,000
Proceeds from issuance of convertible notes and warrants	-	100,000

NET CASH PROVIDED BY FINANCING ACTIVITIES - CONTINUING OPERATIONS	6,198,339	319,960
NET CASH USED IN FINANCING ACTIVITIES - DISCONTINUED OPERATIONS	(9,114)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,189,225	319,960

Net increase in cash	4,446,556	(13,942)

Cash, beginning of period	372,011	51,366

Cash, end of period	$4,818,567	$37,424

SUPPLEMENTAL CASH FLOW INFORMATION:

NON-CASH FINANCING ACTIVITIES:

Issuance of Preferred Stock in settlement of convertible notes,
derivative and accrued interest	$-	$387,384

Stock issued to WPCS Shareholder in the merger net of cash received of $4,947,023	$4,845,200	$-
Series H-4 offering costs paid in H-4 shares and warrants	$568,648	$-

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

Discontinued Operations

On December 24, 2018, the Company completed the sale of WPCS International – Suisun City, Inc., a California corporation (the “Suisun City Operations”), its wholly-owned subsidiary, pursuant to the terms of a stock purchase agreement, dated December 10, 2018 (the “Purchase Agreement”) by and between the Company and World Professional Cabling Systems, LLC, a California limited liability company (the “Purchaser”). Upon the closing of the sale, the Purchaser acquired all of the issued and outstanding shares of common stock, no par value per share, of Suisun City Operations, for an aggregate purchase price of $3,500,000. The sale of Suisun City Operations represented a strategic shift that has had a major effect on the Company’s operations, and therefore, is presented as discontinued operations in the 2018 consolidated statement of operations. The 2017 statement of operations is not recast as the business was not owned by DropCar at that time.

Reverse Stock Split

On March 8, 2019, the Company filed a certificate of amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a one-for-six reverse stock split of its outstanding shares of common stock. Proportional adjustments for the reverse stock split were made to the Company's shares of common stock, outstanding stock options, warrants and equity incentive plans for all periods presented.

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

(1)
Net working capital consists of cash of $4,947,000; accounts receivable and contract assets of $3,934,000; other assets of $317,000; and accounts payable and accrued liabilities of $2,534,000.
(2)
The useful lives related to the acquired customer relationships and trade name are expected to be approximately 10 years.

DropCar, Inc., and Subsidiaries
Note to Consolidated Financial Statements
(unaudited)

Unaudited Interim Consolidated Financial Information

The accompanying consolidated balance sheets as of March 31, 2018, the consolidated statements of operations and of cash flows for the three months ended March 31, 2018 and 2017, and the consolidated statement of stockholders’ equity (deficit) for the three months ended March 31, 2018 are unaudited. These financial statements should be read in conjunction with the DropCar, Inc’s. 2017 financial statements included in Form 8-K/A filed on April 2, 2018. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2018 and December 31, 2017 and the results of its operations and its cash flows for the three months ended March 31, 2018 and 2017. The financial data and other information disclosed in these consolidated notes related to the three months ended March 31, 2018 and 2017 are unaudited.

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

2. Summary of Significant Accounting Policies

Liquidity and Basis of Presentation

The Company has a limited operating history and the sales and income potential of its business and market are unproven. As of March 31, 2018, the Company has an accumulated deficit of $14.1 million and has experienced net losses each year since its inception. The Company anticipates that it will continue to incur net losses into the foreseeable future and will need to raise additional capital as it continues. The Company’s cash may not be sufficient to fund its operations into the second quarter of 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern within twelve months following the date of the filing of this Form 10-Q.

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

Restatement

The Company, while undergoing the audit of its consolidated financial statements for the year ended December 31, 2018, commenced an evaluation of its accounting in connection with the Reverse Merger for 1) lock-up agreements entered into with the holders of the Notes (see Note 5), and 2) shares of common stock issued to Alpha Capital Anstalt and Palladium Capital Advisors (see Note 9, Service Based Common Stock). These agreements, which management originally deemed to be primarily equity in nature and would not be recognized as compensatory, were recorded as a debit and credit to additional paid in capital. On March 29, 2019, under the authority of the board of directors, the Company determined that these agreements should have been recorded as compensatory in nature which gives rise to an adjustment in the amount of $1,119,294 for the period ended March 31, 2018.

The following tables sets forth the effects of the adjustments on affected items within the Company’s previously reported Consolidated Interim Balance Sheet at March 31, 2018, and includes a reclassification adjustment for the stock split of $650:

	March 31, 2018
	As previously reported	Adjustment	As restated
Additional paid in capital	$25,080,301	$1,119,944	$26,200,245
Accumulated deficit	$(12,966,338)	$(1,119,294)	$(14,085,632)

DropCar, Inc., and Subsidiaries
Note to Consolidated Financial Statements
(unaudited)

The following tables sets forth the effects of the adjustments on affected items within the Company’s previously reported Consolidated Interim Statement of Operations for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
	As previously reported	Adjustment	As restated	Effect of Discontinued Operations	As currently reported
Selling, general and administrative expenses	$2,953,447	$447,150	$3,400,597	$(489,800)	$2,910,797
Depreciation and amortization	$136,077	$-	$136,077	$(56,845)	$79,232
Total operating expenses	$3,203,685	$447,150	$3,650,835	$(546,645)	$3,104,190
Operating loss	$(2,951,188)	$(447,150)	$(3,398,338)	$(309,558)	$(3,707,896)
Interest income (expense), net	$(410,253)	$(672,144)	$(1,082,397)	$180	$(1,082,217)
Loss from continuing operations	$(3,361,441)	$(1,119,294)	$(4,480,735)	$(309,378)	$(4,790,113)
Income from discontinued operations	$-	$-	$-	$309,378	$309,378
Net loss	$(3,361,441)	$(1,119,294)	$(4,480,735)	$-	$(4,480,735)
Net loss per common shares, basic and diluted	$(3.33)		$(4.44)	$-	(4.44)

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported Consolidated Interim Statement of Cash Flows for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
	As previously reported	Adjustment	As restated
Net loss	$(3,361,441)	$(1,119,294)	$(4,480,735)
Stock based compensation	$292,738	$447,150	$739,888
Non-cash interest expense	$-	$672,144	$672,144

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

DropCar, Inc., and Subsidiaries
Note to Consolidated Financial Statements
(unaudited)

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

The Company has one equity incentive plan, the 2014 Equity Incentive Plan (the “Plan”). As of March 31, 2018, there were 5,127 shares reserved for future issuance under the Plan.

DropCar, Inc., and Subsidiaries
Note to Consolidated Financial Statements
(unaudited)

Impairment of Long-Lived Assets

Long-lived assets are primarily comprised of intangible assets, property and equipment, and capitalized software costs. The Company evaluates our Long-Lived Assets, for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. If these circumstances exist, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairments to long-lived assets for the periods ended March 31, 2018 and 2017.

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2018, and December 31, 2017, the Company had a full valuation allowance against its deferred tax assets.

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

DropCar, Inc., and Subsidiaries
Note to Consolidated Financial Statements
(unaudited)

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 - Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Financial instruments with carrying values approximating fair value include cash, accounts receivable, accounts payable and accrued expenses, deferred income, and accrued interest, due to their short-term nature.

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

The following securities were excluded from weighted average diluted common shares outstanding because their inclusion would have been antidilutive.

	As of March 31,
	2018	2017

Common stock options	171,442	-
Series A, H-1, H-3, H-4 and Merger common stock purchase warrants	658,486	-
Series H, H-3, and H-4 Convertible Preferred Stock	2,739,225	-
Restricted shares (unvested)	244,643	-
Series seed preferred stock	-	275,691
Series A preferred stock	-	611,944
Totals	3,813,796	887,635

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

The operations and cash flows of the Suisun City Operations are presented as discontinued operations. The operating results of the Suisun City Operations for the three months ended March 31, 2018 were as follows:

Revenues	$3,182,479
Cost of revenues	2,326,276
Gross profit	856,203

Selling, general and administrative expenses	489,800
Depreciation and amortization	56,845
Total Operating Expenses	546,645

Operating income	309,558

Interest expense, net	180

Net income from discontinued operations	$309,378

4.	Capitalized Software

Capitalized software consists of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Software	$995,044	$904,383
Accumulated Amortization	(392,983)	(314,799)
Total	$602,061	$589,584

Amortization expense related to capitalized software costs for the three months ended March 31, 2018 and 2017 was $78,184 and $45,340, respectively

DropCar, Inc., and Subsidiaries
Note to Consolidated Financial Statements
(unaudited)

5. Convertible Notes Payable

During the year ended December 31, 2017, the Company issued convertible notes totaling $4,840,000 and warrants to acquire 146,358 shares of common stock at an exercise price $59.04 per share in connection with the convertible notes (the “Notes”). The Notes all had a maturity date of one year from the date of issuance, and accrued interest at a rate of 6% per annum, compounded annually. The Notes were convertible at $35.40 per share and were converted into 136,785 shares of common stock in connection with the Merger. At March 31, 2018 and December 31, 2017, the aggregate carrying value of the Notes was $0 and $3,506,502, respectively.

In connection with the Reverse Merger, the holders of the Notes entered into lock-up agreements pursuant to which they agreed not to sell the 85,573 shares of common stock received in the Reverse Merger. The length of the lock-up period was up to 120 days. For the three months ended March 31, 2018, the Company recorded $672,144 as interest expense in relation to the lock-up agreements in the accompanying consolidated statement of operations.

6. Commitments

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

For the three months ended March 31, 2018 and 2017, rent expense for the Company’s facilities was $29,350 and $9,015, respectively.

Stock to be issued

As of March 31, 2018 and December 31, 2017, the Company has $159,584 and $135,715 of accrued interest, respectively, related to the $4,840,000 of convertible notes payable that were exchanged for the Company’s common shares. This interest is convertible into 4,508 shares of common stock as of March 31, 2018.

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

7. Stockholders’ Equity

Common Stock

On January 18, 2018, the Company sold 10,057 shares of common stock for proceeds of $300,000.

On January 30, 2018, the Company converted $4,840,000 of convertible notes payable into 136,785 shares of common stock just prior to the Merger.

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

Service Based Warrants

On March 8, 2018, the Company issued 1,371 Series H-4 Shares and 22,850 common stock Warrants. The Company valued these Warrants using the Black-Scholes option pricing model with the following inputs: exercise price of $15.60; fair market value of underlying stock of $13.20; expected term of 5 years; risk free rate of 2.63%; volatility of 120.63%; and dividend yield of 0%. For the three months ended March 31, 2018, the Company recorded the fair market value of the Series H-4 Shares and warrants as an increase and decrease to additional paid in capital in the amount of $568,648 as these services were provided in connection with the sale of the Series H-4 shares.

Employee and Non-employee Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2018:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	-	$-	-	-
Acquired in Merger	133,711	36.42	3.80	-
Granted	37,731	13.32	10.00	-
Outstanding at March 31, 2018	171,442	$31.32	5.16	-

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

Service Based Common Stock

On January 30, 2018 the Company issued 213,707 and 35,558 shares of common stock to Alpha Capital Anstalt and Palladium Capital Advisors, respectively, in connection with the Reverse Merger. For the Alpha Capital Anstalt issuance, the Company recorded 90% of the issuance or 192,336 common shares as cost of capital raise and 10% of the issuance or 21,371 common shares as advisory services. The Reverse Merger costs in the amount of $1,510,722 were recorded as a reduction to additional paid in capital and the advisory service costs in the amount of $167,858 were recorded as general and administrative expense in the consolidated statement of operations. For the Palladium Capital Advisors issuance, the Company recorded $279,292 as general and administrative expense in the consolidated statement of operations.

DropCar, Inc., and Subsidiaries
Note to Consolidated Financial Statements
(unaudited)

Stock option pricing model

The fair value of the stock options granted during the three months ended March 31, 2018, was estimated at the date of grant using the Black-Scholes options pricing model with the following assumptions.

Fair value of common stock	$12.48-$13.26
Expected volatility	118.83%
Dividend yield	0%
Risk-free interest	2.87%
Expected life (years)	5.56

Warrants

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2017	146,358	$59.04
Acquired H-1 warrants	50,744	29.04
Acquired H-3 warrants	14,001	33.12
Issued H-4 warrants	447,383	3.60
Outstanding, March 31, 2018	658,486	$18.51

The warrants expire during the years 2020-2024.

8. Subsequent Events

On April 19, 2018, the Company entered into separate Warrant Exchange Agreements (the “Exchange Agreements”) with the holders (the “Merger Warrant Holders”) of existing merger warrants (the “Merger Warrants”) to purchase shares of Common Stock, pursuant to which, on the closing date, the Merger Warrant Holders would exchange each Merger Warrant for 1/3rd of a share of Common Stock and ½ of a warrant to purchase a share of Common Stock (collectively, the “Series I Warrants”). The Series I Warrants have an exercise price of $13.80 per share. In connection with the Exchange Agreements, the Company will issue an aggregate of (i) 48,786 new shares of common stock and (ii) Series I Warrants to purchase an aggregate of 73,178 shares of common stock. The closing is expected to take place on or about May 16, 2018, subject to satisfaction of customary closing conditions.

On May 15, 2018, the Company’s Board of Directors approved the issuance of 30,617 options to an employee not under the stock option plan which vest over a three-year period to purchase shares of the Company’s common stock at $10.86 per share, the closing share price of the Company’s common stock on the Nasdaq Capital Market on May 15, 2018.

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

Private Placement

On March 8, 2018, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional and accredited investors (collectively, the “Investors”), pursuant to which we issued to the Investors an aggregate of 26,843 shares of our newly designated Series H-4 Convertible Preferred Stock, par value $0.0001 per share (the “Series H-4 Shares”), and warrants to purchase 447,383 shares of our Series H-4 Preferred Stock, with an exercise price of $15.6 per share, subject to adjustments (the “Warrants”). The purchase price per Series H-4 Share and warrant was $235.50, equal to (i) the closing price of the Common Stock on the Nasdaq Capital Market on March 7, 2018, plus $0.125 multiplied by (ii) 100. The aggregate purchase price for the Series H-4 Shares and Warrants was approximately $6.0 million. Subject to certain ownership limitations, the Warrants will be immediately exercisable from the issuance date and will be exercisable for a period of five years from the issuance date. The Series H-4 Shares are convertible into 447,383 shares of Common Stock.

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

Overview

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

Results of Operations

We have never been profitable and have incurred significant operating losses in each year since inception. Net losses for the three months ended March 31, 2018 and 2017 were approximately $4.5 million and $0.4 million, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with our valet workforce, parking and technology development programs and from general and administrative costs associated with our operations. As of March 31, 2018, we had net working capital of approximately $6.0 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we continue the development of our comprehensive Vehicle Support Platform across business-to-consumer and business-to-business clientele. Accordingly, we will continue to require substantial additional capital to continue our commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including the timing and results of our commercialization efforts.

Components of Statements of Operations

Services Revenue

We generate revenue from on-demand vehicle pick-up, parking and delivery services, providing automobile maintenance, care and refueling services, and through our business-to-business fleet management services, and from infrastructure contracting services.

Cost of Revenue

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

Research and Development. Research and development costs consist primarily of costs incurred in connection with programs that are expected to contribute to future earnings and information technology security. Such costs include labor, stock-based compensation, training, software subscriptions, and consulting.

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

Capitalized software

Costs related to website and internal-use software development are accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 350-50 - Intangibles - Website Development Costs. Such software is primarily related to our websites and mobile apps, including support systems. We begin to capitalize our costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed, and the software will be used as intended. Costs incurred prior to meeting these criteria are expensed as incurred and recorded within General and administrative expenses within the accompanying statements of operations. Costs incurred for enhancements that are expected to result in additional features or functionality are capitalized. Capitalized costs are amortized over the estimated useful life of the enhancements, generally between two and three years.

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

Dropcar Operating

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

Cost of Revenue

Cost of services during the three months ended March 31, 2018 totaled $2.3 million, an increase of $1.8 million, or 370%, compared to $0.5 million recorded for the three months ended March 31, 2017. The increase was primarily attributable to increases of $1.0 million in wages and related, $0.2 million in parking garage fees, $0.1 million in repairs and damages, and $0.5 million in other costs.

Research and development costs, net

Research and development costs during the three months ended March 31, 2018 totaled $0.1 million, an increase of $0.1 million, or 100%, compared to zero recorded for the three months ended March 31, 2017. The increase was primarily attributable to increases in consulting services and information technology security.

Selling, General and Administrative

Selling, general and administrative expenses during the three months ended March 31, 2018 totaled 3.0 million, an increase of $2.5 million, or 500%, compared to $0.5 million recorded for the three months ended March 31, 2017. This was primarily attributable to an increase of, $0.9 million in wages and related, $0.8 million in employee and non-employee stock compensation of which $0.3 million was related to 21,371 shares of common stock issued to Alpha Capital Anstalt and Palladium Capital Advisors for advisory services, $0.4 million in marketing and training, $0.2 million in professional and consulting fees, $0.2 million in other costs.

Depreciation and amortization

Depreciation and amortization during the three months ended March 31, 2018 totaled $0.08 million, an increase of $0.03 million, or 76%, compared to $0.05 million recorded for the three months ended March 31, 2017. This increase was primarily attributable to our increased capitalization of software costs related to our software platform.

Interest expense, net

Interest expense, net during the three months ended March 31, 2018 totaled $1.1 million, an increase of $1.1 million, or 100% compared to zero recorded for the three months ended March 31, 2017. This increase was primarily attributable to $0.7 million of interest expense recorded in relation to the lock-up agreements entered into with the holders of the convertible notes that were issued in 2017 pursuant to which they agreed not to sell the 85,573 shares of common stock received in the Reverse Merger, and interest expense recorded on the outstanding convertible notes issued in 2017 and the related amortization of the debt discount and deferred financing costs. There were no outstanding convertible notes as of March 31, 2018.

Liquidity and Capital Resources

Since our inception in September 12, 2014, we have incurred significant net losses and negative cash flows from operations. For the three months ended March 31, 2018 and 2017, we had net losses of approximately $4.5 million and $0.4 million, respectively. At March 31, 2018, we had an accumulated deficit of $14.1 million. At March 31, 2018, we had cash of $4.8 million. As discussed above, on March 8, 2018, we entered into the Securities Purchase Agreement (with the Investors, pursuant to which we issued to the Investors an aggregate of 26,843 shares of our newly designated Series H-4 Convertible Preferred Stock and warrants to purchase 447,383 shares of our common stock (the “Private Placement”). We received proceeds of approximately $6.0 million in connection with the Private Placement.

On January 18, 2018, we sold 7,682 shares of common stock for proceeds of $300,000 to Alpha Capital.

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

Net cash used in operating activities for the three months ended March 31, 2018 was approximately $4.5 million, which includes a net loss of approximately $4.8 million, offset by non-cash expenses of approximately $1.7 million principally related stock-based compensation expense of $0.7 million and non-cash interest expense of $0.7 million, approximately $1.3 million of cash provided from a change in net working capital items principally related to the increase in accounts receivable, deferred income and accrued interest, offset by cash used from a change in net working capital items principally related to the decrease in accounts payable and contract liabilities, and to the increase of contract assets and prepaid expenses.

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

Investing Activities – Continuing Operations

Cash used by investing activities for the three months ended March 31, 2018 of approximately $0.2 million primarily resulted from the capitalization of software costs and the purchase of property and equipment.

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

On March 8, 2018, we issued an aggregate of 26,843 Series H-4 Shares and warrants to purchase 447,383 shares of Common Stock. The aggregate purchase price for the Series H-4 Shares and warrants was approximately $6.0 million. See Part 1 - Item 2 - Recent Developments - Private Placement.

On May 15, 2018, we approved the issuance of 30,617 options to an employee not under the stock option plan which vest over a three-year period to purchase shares of our common stock at $10.86 per share.

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

DropCar, Inc.

Date: June 10, 2019	By:	/s/ Spencer Richardson
Spencer Richardson
Chief Executive Officer

Date: June 10, 2019	By:	/s/ Mark Corrao
Mark Corrao
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