Form 10-Q/A
period 2018-06-30
DropCar, Inc.
filed 2019-06-19
CIK 1086745

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

As of August 9, 2018, there were 1,358,625 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 (“Form 10-Q/A”), which was filed with the United States Securities and Exchange Commission (“SEC”) on August 14, 2018 (the “Original Filing”), to reflect restatements of the Consolidated Balance Sheet at June 30, 2018, the Consolidated Statement of Operations for the six months ended June 30, 2018, Consolidated Statement of Changes in Shareholders’ Equity (Deficit), and Consolidated Statement of Cash Flows for the six months ended June 30, 2018, and the related notes thereto.

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

The following sections in the Original Filing are revised in this Form 10-Q/A, solely as a result of, and to reflect, the restatement:
Part I - Item 1 - Financial Statements
Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II - Item 6 - Exhibits

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
	(Restated)
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,212,109	$372,011
Accounts receivable, net	290,448	187,659
Prepaid expenses and other current assets	558,222	51,532
Current assets of discontinued opeerations	5,671,021	-
Total current assets	8,731,801	611,202

Property and equipment, net	45,256	5,981
Capitalized software costs, net	638,151	589,584
Other assets	-	3,000
Noncurrent assets of discontinued operations	5,460,320	-
TOTAL ASSETS	$14,875,528	$1,209,767

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,740,883	$1,820,731
Deferred income	222,525	236,433
Accrued interest	-	135,715
Current liabilities of discontinued operations	3,640,507	-
Total current liabilities	5,603,915	2,192,879

Noncurrent liabilities of discontinued operations	81,618	-
Convertible note payable, net of debt discount	-	3,506,502
TOTAL LIABILITIES	5,685,533	5,699,381

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series seed preferred stock, 275,691 shares authorized, zero and 275,691 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	-	27
Series A preferred stock, 642,728 shares authorized, zero and 611,944 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	-	61
Convertible Series H, 8,500 shares designated, 8 and zero shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	-	-
Convertible Series H-1, 9,488 shares designated zero shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	-	-
Convertible Series H-2, 3,500 shares designated zero shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	-	-
Convertible Series H-3, 8,461 shares designated 2,189 and zero shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	-	-
Convertible Series H-4, 30,000 shares designated 26,843 and zero shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	3	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 1,358,625 and 374,285 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	136	37
Additional paid in capital	27,584,599	5,115,158
Accumulated deficit	(18,394,743)	(9,604,897)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	9,189,995	(4,489,614)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$14,875,528	$1,209,767
The accompanying notes are an integral part of these consolidated financial statements.

DropCar, Inc. and Subsidiaries
Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
			(Restated)

SERVICE REVENUES	$1,873,997	$889,295	$3,566,072	$1,527,853

COST OF REVENUE	2,528,781	953,907	4,824,562	1,443,121

GROSS PROFIT (LOSS)	(654,784)	(64,612)	(1,258,490)	84,732

OPERATING EXPENSES
Research and develoment expenses	63,971	-	178,132	-
Selling, general and administrative expenses	3,341,601	1,354,906	6,252,398	1,851,017
Depreciation and amortization	84,177	45,487	163,409	90,827
TOTAL OPERATING EXPENSES	3,489,749	1,400,393	6,593,939	1,941,844

OPERATING LOSS	(4,144,533)	(1,465,005)	(7,852,429)	(1,857,112)

Interest income (expense), net	718	(328,393)	(1,081,499)	(328,393)

LOSS FROM CONTINUING OPERATIONS	(4,143,815)	(1,793,398)	(8,933,928)	(2,185,505)

DISCONTINUED OPERATIONS
Income from operations of discontinued component	151,565	-	460,943	-
INCOME FROM DISCONTINUED OPERATIONS	151,565	-	460,943	-

NET LOSS	(3,992,250)	(1,793,398)	(8,472,985)	(2,185,505)
Deemed dividend on exchange of warrants	(316,861)	-	(316,861)	-
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,309,111)	$(1,793,398)	$(8,789,846)	$(2,185,505)

LOSS PER SHARE FROM CONTINUING OPERATIONS:
Basic	(3.12)	(6.08)	(7.65)	(7.70)
Diluted	(3.12)	(6.08)	(7.65)	(7.70)
EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	0.11	-	0.39	-
Diluted	0.11	-	0.39	-
NET LOSS PER SHARE:
Basic	(3.24)	(6.08)	(7.53)	(7.70)
Diluted	(3.24)	(6.08)	(7.53)	(7.70)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	1,328,654	294,973	1,167,432	283,909
Diluted	1,328,654	294,973	1,167,432	283,909

The accompanying notes are an integral part of these consolidated financial statements.

DropCar, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
(Unaudited)
(Restated)

	Series Seed Preferred Stock		Series A Preferred Stock		Series H Preferred Stock		Series H-3 Preferred Stock		Series H-4 Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balances, January 1, 2018	275,691	$27	611,944	$61	-	$-	-	$-	-	$-	374,285	$37	$5,115,158	$(9,604,897)
Issuance of common stock for cash	-	-	-	-	-	-	-	-	-	-	10,057	1	299,999	-
Conversion of debt into common stock	-	-	-	-	-	-	-	-	-	-	136,785	14	3,682,488	-
Conversion of accrued interest into common stock	-	-	-	-	-	-	-	-	-	-	4,518	-	159,584	-
Interest on lock-up shares in relation to convertible debt	-	-	-	-	-	-	-	-	-	-	85,571	9	672,135	-
Exchange of shares in connection with Merger	-	-	-	-	-	-	-	-	-	-	490,422	49	9,792,174	-
Conversion of outstanding Preferred Stock in connection with Merger	(275,691)	(27)	(611,944)	(61)	-	-	-	-	-	-	147,939	15	73	-
Issuance of Series H preferred stock in connection with merger	-	-	-	-	8	-	-	-	-	-	-	-	-	-
Issuance of Series H-3 preferred stock in connection with merger	-	-	-	-	-	-	2,189	-	-	-	-	-	-	-
Issuance of Series H-4 preferred stock and warrants in private placement net of costs of $101,661	-	-	-	-	-	-	-	-	25,472	3	-	-	5,898,336	-
Stock based compesation for options issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	84,516	-
Stock based compesation for restricted stock units issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	1,084,336	-
Stock based compensation for common stock issued to service providers	-	-	-	-	-	-	-	-	-	-	60,262	6	478,944	-
Series H-4 preferred stock and warrants issued to service provider	-	-	-	-	-	-	-	-	1,371	-	-	-	-	-
Deemed dividend on exchange of merger warrants to Series I warrants and common stock	-	-	-	-	-	-	-	-	-	-	48,786	5	316,856	(316,861)
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(8,472,985)
Balance, June 30, 2018 (Restated)	-	$-	-	$-	8	$-	2,189	$-	26,843	$3	1,358,625	$136	$27,584,599	$(18,394,743)

	Series Seed		Series A					Additional
	Preferred Stock		Preferred Stock		Common Stock		Subscription	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	(Deficit)	Total
Balances, January 1, 2017	275,691	$27	530,065	$53	272,720	$27	$(69,960)	$2,117,237	$(1,964,091)	$83,293
Issuance of Series A Preferred Stock	-	-	73,845	7	-	-	69,960	150,001	-	219,968
Issuance of Series A Preferred stock for services	-	-	8,034	1	-	-	-	24,999	-	25,000
Fair value of warrants issued with convertible notes	-	-	-	-	-	-	-	987,158	-	987,158
Issuance of common stock to officers					101,565	10	-	255,782	-	255,792
Stock based compensation	-	-	-	-	-	-	-	137,900	-	137,900
Net Loss	-	-	-	-	-	-	-	-	(2,185,505)	(2,185,505)
Balance, June 30, 2017	275,691	$27	611,944	$61	374,285	$37	$-	$3,673,077	(4,149,596)	$(476,394)

●
See note 1 for share exchange and reverse split

The accompanying notes are an integral part of these consolidated financial statements.

DropCar, Inc., and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,472,985)	$(2,185,505)
Income from discontinued operations	(460,943)	-
Loss from continuing operations	(8,933,928)	(2,185,505)
Adjustments to reconcile net loss to net cash used in operating activities:		-
Depreciation and amortization	163,409	90,827
Amortization of debt discount	176,000	296,860
Stock based compensation	1,647,802	418,692
Non-cash interest expense	696,013	-
Changes in operating assets and liabilities:
Accounts receivable	(102,789)	(123,330)
Prepaid expenses and other assets	(503,690)	2,270
Accounts payable and accrued expenses	(79,850)	(27,798)
Accrued interest	-	31,667
Deferred revenue	(13,908)	122,689

NET CASH USED IN OPERATING ACTIVITIES - CONTINUING OPERATIONS	(6,950,941)	(1,373,628)
NET CASH USED IN OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	(1,131,108)	-
NET CASH USED IN OPERATING ACTIVITIES	(8,082,049)	(1,373,628)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(43,108)	(6,600)
Capitalization of software costs	(208,143)	(111,184)

NET CASH USED IN INVESTING ACTIVITIES - CONTINUING OPERATIONS	(251,251)	(117,784)
NET CASH PROVIDED BY INVESTING ACTIVITIES - DISCONTINUED OPERATIONS	3,997,483	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,746,232	(117,784)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	300,000	-
Proceeds from the sale of Series H-4 preferred stock	6,000,000	-
Financing costs from the sale of Series H-4 preferred stock and warrants	(101,661)	-
Proceeds from issuance of Series A Preferred Stock and subscription receivable	-	219,968
Proceeds from issuance of convertible notes and warrants	-	2,240,000
Offering costs - Convertible Notes	-	(208,200)

NET CASH PROVIDED BY FINANCING ACTIVITIES - CONTINUING OPERATIONS	6,198,339	2,251,768
NET CASH USED IN FINANCING ACTIVITIES - DISCONTINUED OPERATIONS	(22,424)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,175,915	2,251,768

Net increase in cash	1,840,098	760,356

Cash, beginning of period	372,011	51,366

Cash, end of period	$2,212,109	$811,722

SUPPLEMENTAL CASH FLOW INFORMATION:

NON-CASH FINANCING ACTIVITIES:

Fair value of stock warrants issued with convertible notes	$-	$978,158
Fair value of common stock sold to founders	$-	$137,900
Stock issued to WPCS Shareholder in the merger net of cash received of $4,947,023	$4,845,200	$-
Series H-4 offering cost paid in H-4 shares and warrants	$568,468	$-
Stock issued for convertible note payable	$3,682,502	$-
Stock issued for accrued interest on convertible note payable	$159,584	$-
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

Reverse Stock Split

On March 8, 2019, the Company filed a certificate of amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to affect a one-for-six reverse stock split of its outstanding shares of common stock. Proportional adjustments for the reverse stock split were made retroactively to the Company's shares of common stock, outstanding stock options, warrants and equity incentive plans for all periods presented.

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
The purchase price allocation of $9.8 million was as follows:

Fair value of equity consideration 506,423 WPCS common shares	$9,792,000
Liability assumed: notes payable	158,000
Total purchase price consideration	$9,950,000

Tangible assets
Net working capital (1)	$6,664,000
Deferred revenue	(2,300,000)
Fixed assets & equipment	376,000

Intangible assets (2)
Customer contracts	1,200,000
Trade name	600,000
Goodwill	3,410,000

Total allocation of purchase price consideration	$9,950,000

(1)	Net working capital consists of cash of $4,947,000; accounts receivable and contract assets of $3,934,000; other assets of $317,000; and accounts payable and accrued liabilities of $2,534,000.
(2)	The useful lives related to the acquired customer relationships and trade name are expected to be approximately 10 years.

Unaudited Interim Consolidated Financial Information

The accompanying consolidated balance sheets as of June 30, 2018, the consolidated statements of operations for the three and six months ended June 30, 2018 and 2017, the consolidated statements of cash flows for the six months ended June 30, 2018 and 2017, and the consolidated statement of stockholders’ equity (deficit) for the six months ended June 30, 2018 and 2017 are unaudited. These financial statements should be read in conjunction with the DropCar, Inc’s. 2017 financial statements included in the Company’s Form 8-K/A filed on April 2, 2018. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2018 and December 31, 2017 and the results of its operations for the three and six months ended June 30, 2018 and 2017, and its cash flows for the six months ended June 30, 2018 and 2017. The financial data and other information disclosed in the notes to the consolidated financial statements related to the six months ended June 30, 2018 and 2017 are unaudited.

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

2.	Summary of Significant Accounting Policies

Liquidity and Basis of Presentation

The Company has a limited operating history and the sales and income potential of its business and market are unproven. As of June 30, 2018, the Company has an accumulated deficit of $18.4 million and has experienced net losses each year since its inception. The Company anticipates that it will continue to incur net losses into the foreseeable future and will need to raise additional capital to continue. The Company’s cash is not sufficient to fund its operations into the first quarter of 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date of the filing of this Form 10-Q.

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

Restatement

The Company, while undergoing the audit of its consolidated financial statements for the year ended December 31, 2018, commenced an evaluation of its accounting in connection with the Reverse Merger for (1) lock-up agreements entered into with the holders of the Notes (see Note 5), and (2) shares of common stock issued to Alpha Capital Anstalt and Palladium Capital Advisors (see Note 7, Service Based Common Stock). These agreements, which management originally deemed to be primarily equity in nature and would not be recognized as compensatory, were recorded as a debit and credit to additional paid in capital. On March 29, 2019, under the authority of the board of directors, the Company determined that these agreements should have been recorded as compensatory in nature which gives rise to an adjustment in the amount of $1,119,294 for the period ended June 30, 2018.

The following tables sets forth the effects of the adjustments on affected items within the Company’s previously reported Consolidated Interim Balance Sheet at June 30, 2018, and includes a reclassification adjustment for the stock split of $679:

	June 30, 2018
	As previously reported	Adjustment	As restated
Additional paid in capital	$26,464,626	$1,119,973	$27,584,599
Accumulated deficit	$(17,275,449)	$(1,119,294)	$(18,394,743)

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported Consolidated Interim Statement of Operations for the six months ended June 30, 2018:

	Six Months Ended June 30, 2018
	As previously reported	Adjustment	As restated	Effect of Discontinued Operations	As currently reported
Selling, general and administrative expenses	$6,923,599	$447,150	$7,370,749	$(1,116,686)	$6,254,063
Depreciation and amortization	304,687	-	304,687	$(142,943)	$161,744
Total operating expenses	$7,406,418	$447,150	$7,853,568	$(1,259,629)	$(6,593,939)
Operating loss	$(6,943,738)	$(447,150)	$(7,390,888)	$(461,541)	$(7,852,429)
Interest income (expense), net	$(409,953)	$(672,144)	$(1,082,097)	$598	$(1,081,499)
Loss from continuing operations	$(7,353,691)	$(1,119,294)	$(8,472,985)	$(460,943)	$(8,933,928)
Income from discontinued operations	$-	$-	$-	$460,943	$460,943
Net loss	$(7,353,691)	$(1,119,294)	$(8,472,985)	$460,943	$(8,472,985)
Net loss attributable to common shareholders	$(7,670,552)	$(1,119,294)	$(8,789,846)	$-	$(8,789,846)
Net loss per common shares, basic and diluted	$(6.57)		$(7.53)		$(7.53)

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported Consolidated Interim Statement of Cash Flows for the six months ended June 30, 2018:

	Six Months Ended June 30, 2018
	As previously reported	Adjustment	As restated
Net loss	$(7,353,691)	$(1,119,294)	$(8,472,985)
Stock based compensation	$1,200,652	$447,150	$1,647,802
Non-cash interest expense	$23,869	$672,144	$696,013

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

DropCar, Inc., and Subsidiaries
Note to Consolidated Financial Statements
(unaudited)

Disaggregated Revenues

The following table presents our revenues from contracts with customers disaggregated by revenue source.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
DropCar Operating Subscription Services	$1,282,962	$671,202	$2,639,555	$1,171,888
DropCar Operating Services On-Demand	591,035	218,093	926,517	355,965
DropCar Operating Revenue (1)(2)	1,873,997	889,295	3,566,072	1,527,853

(1)	Represents revenues recognized by type of services.
(2)	All revenues are generated in the United States.

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

The Company has one equity incentive plan, the 2014 Equity Incentive Plan (the “Plan”). As of June 30, 2018, there were 5,127 shares reserved for future issuance under the Plan.

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

Impairment of Long-Lived Assets

Long-lived assets are primarily comprised of intangible assets, property and equipment, and capitalized software costs. The Company evaluates its Long-Lived Assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. If these circumstances exist, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairments to long-lived assets for the periods ended June 30, 2018 and 2017.

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

DropCar, Inc., and Subsidiaries
Note to Consolidated Financial Statements
(unaudited)

	As of June 30,
	2018	2017
Common stock equivalents:
Common stock options	202,058	-
Series A, H-1, H-3, H-4, I and Merger common stock purchase warrants	585,307	-
Series H, H-3, and H-4 Convertible Preferred Stock	2,739,225	-
Restricted shares (unvested)	244,643	-
Convertible notes	-	63,307
Series seed preferred stock	-	275,691
Series A preferred stock	-	611,944
Totals	3,771,233	950,942

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

DropCar, Inc., and Subsidiaries
Note to Consolidated Financial Statements
(unaudited)

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard will be effective in the first quarter of 2020, although early adoption is permitted. The Company is currently evaluating the effect the adoption of this ASU will have on its consolidated financial statements.

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

The operations and cash flows of the Suisun City Operations are presented as discontinued operations. The operating results of the Suisun City Operations for the three and six months ended June 30, 2018 were as follows:

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018

Revenues	$4,466,370	$7,648,849
Cost of revenues	3,601,403	5,927,679
Gross profit	864,967	1,721,170

Selling, general and administrative expenses	626,886	1,116,686
Depreciation and amortization	86,098	142,943
Total Operating Expenses	712,984	1,259,629

Operating income	151,983	461,541

Interest expense, net	(418)	(598)

Net income from discontinued operations	$151,565	$460,943

4.	Capitalized Software

Capitalized software consists of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Software	$1,112,526	$904,383
Accumulated amortization	(474,375)	(314,799)
Total	$638,151	$589,584

DropCar, Inc., and Subsidiaries
Note to Consolidated Financial Statements
(unaudited)

Amortization expense for the three months ended June 30, 2018 and 2017, was $81,392 and $45,487, respectively. Amortization expense for the six months ended June 30, 2018 and 2017 was $159,576 and $90,827, respectively.

5.	Convertible Notes Payable

During the year ended December 31, 2017, the Company issued convertible notes totaling $4,840,000 and warrants to acquire 146,358 shares of common stock at an exercise price of $59.04 per share in connection with the convertible notes (the “Notes”). The Notes all had a maturity date of one year from the date of issuance, and accrued interest at a rate of 6% per annum, compounded annually. The Notes were convertible at $35.40 per share and, including accrued interest, were converted into 136,785 shares of common stock in connection with the Reverse Merger. At June 30, 2018 and December 31, 2017, the aggregate carrying value of the Notes was $0 and $3,506,502, respectively.

In connection with the Reverse Merger, the holders of the Notes entered into lock-up agreements pursuant to which they have agreed not to sell the 85,573 shares of common stock received in the Reverse Merger. The length of the lock-up period was up to 120 days. For the six months ended June 30, 2018, the Company recorded $672,144 as interest expense in relation to the lock-up agreements in the accompanying consolidated statement of operations.

6.	Commitments

Lease Agreements

The Company has short term leases for office space in New York City that expire on August 31, 2018.

For the three months ended June 30, 2018 and 2017, rent expense for the Company’s facilities was $45,000 and $9,000, respectively. For the six months ended June 30, 2018 and 2017, rent expense for the Company’s facilities was $74,000 and $18,000, respectively.

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

On January 30, 2018, the Company converted $3,682,502, the net carrying value of the principal balance of $4,840,000 convertible notes payable, into 136,785 shares of common stock just prior to the Reverse Merger.

During the period ended June 30, 2018, the Company converted $159,584 of accrued interest related to the convertible notes into 4,518 shares of common stock.

During the period ended June 30, 2018, the Company granted 3,333 shares of common stock to a service provider and recorded $31,800 as general and administrative expense in the Company’s consolidated statements of operations.

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

DropCar, Inc., and Subsidiaries
Note to Consolidated Financial Statements
(unaudited)

Employee and Non-employee Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2018:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	-	$-	-	-
Acquired in Reverse Merger	133,711	36.42	4.40	-
Granted	68,347	12.24	9.76	-
Outstanding at June 30, 2018	202,058	$25.74	8.49	-

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

Service Based Common Stock

On January 30, 2018 the Company issued 213,707 and 35,558 shares of common stock to Alpha Capital Anstalt and Palladium Capital Advisors, respectively, in connection with the Reverse Merger. For the Alpha Capital Anstalt issuance, the Company recorded 90% of the issuance, or 192,336 common shares, as cost of capital raise and 10% of the issuance, or 21,371 common shares, as advisory services. The Reverse Merger costs in the amount of $1,510,722 was recorded as a reduction to additional paid in capital and the advisory service costs in the amount of $167,858 were recorded as general and administrative expense in the consolidated statement of operations. For the Palladium Capital Advisors issuance, the Company recorded $279,292 as general and administrative expense in the consolidated statement of operations.

Stock option pricing model

The fair value of the stock options granted during the three months ended June 30, 2018, was estimated at the date of grant using the Black-Scholes options pricing model with the following assumptions:

Fair value of common stock	$10.92-$13.26
Expected volatility	118.10% - 118.83%
Dividend yield	$0
Risk-free interest	2.87% - 3.00%
Expected life (years)	5.33

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

DropCar, Inc., and Subsidiaries
Note to Consolidated Financial Statements
(unaudited)

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2017	146,358	$59.04
Acquired, H-1 warrants	50,744	29.04
Acquired, H-3 warrants	14,001	33.12
Granted, H-4 warrants(1)	447,383	3.60
Granted, I warrants	73,178	13.80
Retired, Merger Warrants	(146,357)	59.04
Outstanding, June 30, 2018	585,307	$16.98

(1) Excludes 1,342,150 H-4 warrants representing 150% coverage of H-4 warrants granted.

The warrants expire through the years 2020-2024.

DropCar, Inc., and Subsidiaries
Note to Consolidated Financial Statements
(unaudited)

8.	Subsequent Events

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

Sale of Suisun City Operations

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

The operations and cash flows of the Suisun City Operations are presented as discontinued operations. The operating results of the Suisun City Operations for the three and six months ended June 30, 2018 were as follows:

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018

Revenues	$4,466,370	$7,648,849
Cost of revenues	3,601,403	5,927,679
Gross profit	864,967	1,721,170

Selling, general and administrative expenses	626,886	1,116,686
Depreciation and amortization	86,098	142,943
Total Operating Expenses	712,984	1,259,629

Operating income	151,983	461,541

Interest expense, net	(418)	(598)

Net income from discontinued operations	$151,565	$460,943

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

Private Placement

On March 8, 2018, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with institutional and accredited investors (collectively, the “Investors”), pursuant to which we issued to the Investors an aggregate of 26,843 shares of our newly designated Series H-4 Convertible Preferred Stock, par value $0.0001 per share (the “Series H-4 Shares”), and warrants to purchase 447,383 shares of our Series H-4 Preferred Stock, with an exercise price of $15.60 per share, subject to adjustments (the “Warrants”). The purchase price per Series H-4 Share and warrant was $235.50, equal to (i) the closing price of the Common Stock on the Nasdaq Capital Market on March 7, 2018, plus $0.125 multiplied by (ii) 100. The aggregate purchase price for the Series H-4 Shares and Warrants was approximately $6.0 million. Subject to certain ownership limitations, the Warrants will be immediately exercisable from the issuance date and will be exercisable for a period of five years from the issuance date. The Series H-4 Shares are convertible into 447,383 shares of Common Stock.

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

Overview

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

Results of Operations

We have never been profitable and have incurred significant operating losses in each year since inception. Net losses for six months ended June 30, 2018 and 2017 were approximately $8.5 million and $2.2 million, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with our valet workforce, parking and technology development programs and from general and administrative costs associated with our operations. As of June 30, 2018, we had net working capital of approximately $3.1 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we continue the development of our comprehensive Vehicle Support Platform across business-to-consumer and business-to-business clientele. Accordingly, we will continue to require substantial additional capital to continue our commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including the timing and results of our commercialization efforts.

Components of Statements of Operations

Service Revenues

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

Service Revenues

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

Cost of Revenue

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

Research and development costs, net

Research and development costs during the three months ended June 30, 2018 totaled $0.1 million, an increase of $0.1 million, or 100%, compared to zero recorded for the three months ended March 31, 2017. The increase was primarily attributable to increases in consulting services and information technology security.

Selling, General and Administrative

Selling, general and administrative expenses during the three months ended June 30, 2018 totaled 3.3 million, an increase of $1.9 million, or 136%, compared to $1.4 million recorded for the three months ended June 30, 2017. This was primarily attributable to an increase of, $0.4 million in wages and related, $0.9 million in employee stock compensation, $0.2 million in professional and consulting fees, $0.1 million in insurance costs and $0.3 million in other costs.

Depreciation and amortization

Depreciation and amortization during the three months ended June 30, 2018 totaled $0.08 million, an increase of $0.03 million, or 60%, compared to $0.05 million recorded for the three months ended June 30, 2017. This increase was primarily attributable to our increased capitalization of software costs related to our software platform.

Interest expense, net

Interest expense, net during the three months ended June 30, 2018 was de minimus, a decrease of $0.3 million or 100% compared to the $0.3 million recorded for the three months ended June 30, 2017. This decrease is a result of the outstanding convertible notes being converted into equity upon the Reverse Merger. There were no outstanding convertible notes as of June 30, 2018.

Comparison of Six Months Ended June 30, 2018 and 2017

DropCar Operating

Service Revenues

Net services revenues during the six months ended June 30, 2018 totaled $3.6 million, an increase of $2.1 million, or 140%, compared to $1.5 million recorded for the six months ended June 30, 2017. The increase was primarily due to our continued efforts to increase monthly consumer subscriptions. Revenue has increased as a result of marketing and promotion campaigns, word-of-mouth referrals, and adding coverage in additional markets of San Francisco and Washington D.C.

Cost of Revenue

Cost of services during the six months ended June 30, 2018 totaled $4.8 million, an increase of $3.4 million, or 243%, compared to $1.4 million recorded for the six months ended June 30, 2017. The increase was primarily attributable to increases of $2.3 million in wages and related cost, $0.4 million in parking garage fees, $0.2 million in repairs and damages, and $0.4 million in other costs.

Research and development costs, net

Research and development costs during the three months ended June 30, 2018 totaled $0.2 million, an increase of $0.2 million, or 100%, compared to zero recorded for the three months ended March 31, 2017. The increase was primarily attributable to increases in consulting services and information technology security.

Selling, General and Administrative

Selling, general and administrative expenses during the six months ended June 30, 2018 totaled $6.3 million, an increase of $4.4 million, or 232%, compared to $1.9 million recorded for the six months ended June 30, 2017. This was primarily attributable to an increase of, $1.6 million in wages and related, $1.2 million in employee and non-employee stock compensation of which $0.3 million was related to 21,371 shares of common stock issued to Alpha Capital Anstalt and Palladium Capital Advisors for advisory services, $0.7 million in professional and consulting fees, $0.2 million in insurance costs and $0.7 million in other costs.

Depreciation and amortization

Depreciation and amortization during the six months ended June 30, 2018 totaled $0.2 million, an increase of $0.1 million, or 100%, compared to $0.1 million recorded for the six months ended June 30, 2017. This increase was primarily attributable to our increased capitalization of software costs related to our software platform.

Interest expense, net

Interest expense, net during the six months ended June 30, 2018 totaled $1.1 million, an increase of $0.8, or 267% compared to $0.3 million recorded for the six months ended June 30, 2017. The increase to interest expense was primarily attributable to $0.7 million of interest expense recorded in relation to the lock-up agreements entered into with the holders of the convertible notes that were issued in 2017 pursuant to which they agreed not to sell the 85,573 shares of common stock received in the Reverse Merger, and interest expense recorded on the outstanding convertible notes issued in 2017 and the related amortization of the debt discount and deferred financing costs. There were no outstanding convertible notes as of June 30, 2018.

Liquidity and Capital Resources

Since our inception in September 12, 2014, we have incurred significant net losses and negative cash flows from operations. For the six months ended June 30, 2018 and 2017, we had net losses of approximately $8.5 million and $2.2 million, respectively. At June 30, 2018, we had an accumulated deficit of $18.4 million. At June 30, 2018, we had cash of $2.2 million. As discussed above, on March 8, 2018, we entered into the Securities Purchase Agreement with the Investors, pursuant to which we issued to the Investors an aggregate of 26,843 shares of our newly designated Series H-4 Convertible Preferred Stock and warrants to purchase 447,383 shares of our common stock (the “Private Placement”). We received proceeds of approximately $6.0 million in connection with the Private Placement.

On January 18, 2018, we sold 10,057 shares of common stock for proceeds of $300,000 to Alpha Capital.

We have limited operating history and the sales and income potential of our business and market is unproven. As of June 30, 2018, we had an accumulated deficit of $18.4 million and have experienced net losses each year since our inception. We anticipate that we will continue to incur net losses into the foreseeable future and will need to raise additional capital to continue. Our cash is not sufficient to fund our operations into the first quarter of 2019. These factors raise substantial doubt about our ability to continue as a going concern for the twelve months following the date of the filing of this Form 10-Q.

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

Net cash used in operating activities from continuing operations for the six months ended June 30, 2018 was approximately $7.0 million, which includes a loss from continuing operations of approximately $8.9 million, offset by non-cash expenses of approximately $2.7 million principally related stock-based compensation expense of $1.6 million, non-cash interest expense of $0.7 million, and depreciation and amortization of approximately $0.3 million, and approximately $0.7 million of cash used from a change in net working capital items principally related to the decrease in accounts payable and accrued expenses, and to the increase of accounts receivable, prepaid expenses and other assets. Net cash used in operating activities from discontinued operations for the six months ended June 30, 2018 was approximately $1.1 million.

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

Investing Activities

Cash used in investing activities from continuing operations during the six months ended June 30, 2017 of approximately $0.3 million primarily resulted from the purchase of property and equipment of $0.04 million and the capitalization of software costs of approximately $0.2 million. Net cash provided by investing activities from discontinued operations for the six months ended June 30, 2018 was approximately $4.0 million.

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

We are presently subject to certain employee disputes, as well as an audit being conducted by the New York State Department of Labor regarding whether our workforce is entitled to certain statutory wage payments.  In addition, we may from time to time, be subject to additional disputes and litigation with respect to our employment practices.  Regardless of their merit, such disputes could lead to costly litigation and/or result in settlement liability.  For additional information, please see the section entitled “Part II - Item 1 - Legal Proceedings” in this Quarterly Report on Form 10-Q.

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

During the three months ended June 30, 2018, we converted $159,584 of accrued interest related to the convertible notes into 4,518 shares of common stock.

During the three months ended June 30, 2018, the Company granted 3,333 shares of common stock to a service provider.

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

DropCar, Inc.

Date: June 19, 2019	By:	/s/ Spencer Richardson
Spencer Richardson
Chief Executive Officer

Date: June 19, 2019	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer