Form 10-Q/A
period 2018-09-30
DropCar, Inc.
filed 2019-06-27
CIK 1086745

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

As of November 8, 2018, there were  1,618,741 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 (“Form 10-Q/A”), which was filed with the United States Securities and Exchange Commission (“SEC”) on November 14, 2018 (the “Original Filing”), to reflect restatements of the Consolidated Balance Sheet at September 30, 2018, the Consolidated Statements of Operations, Changes in Shareholders’ Equity (Deficit), and Cash Flows for the nine months ended September 30, 2018, and the related notes thereto.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

DropCar, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(Restated)
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$ 895,658	$372,011
Accounts receivable, net	192,058	187,659
Prepaid expenses and other current assets	387,046	51,532
Current assets of discontinued operations	5,440,684	-
Total current assets	6,915,446	611,202

Property and equipment, net	42,538	5,981
Capitalized software costs, net	679,304	589,584
Other assets	3,000	3,000
Noncurrent assets of discontinued operations	5,382,408	-
TOTAL ASSETS	$ 13,022,696	$ 1,209,767

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 1,916,486	$1,820,731
Deferred income	23,215	236,433
Accrued interest	-	135,715
Current liabilities of discontinued operations	3,428,241	-
Total current liabilities	5,367,942	2,192,879

Noncurrent liabilities of discontinued operations	69,373	-
Convertible note payable, net of debt discount	-	3,506,502
TOTAL LIABILITIES	5,437,315	5,699,381

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series seed preferred stock, 275,691 shares authorized, zero and 275,691 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	-	27
Series A preferred stock, 642,728 shares authorized, zero and 611,944 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	-	61
Convertible Series H, 8,500 shares designated, 8 and zero shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	-	-
Convertible Series H-1, 9,488 shares designated zero shares issued and outstanding as of September 30, 2018 and December 31, 2017	-	-
Convertible Series H-2, 3,500 shares designated zero shares issued and outstanding as of September 30, 2018 and December 31, 2017	-	-
Convertible Series H-3, 8,461 shares designated 2,189 and zero shares issued and outstanding as of September 30, 2018 and December 31, 2017	-	-
Convertible Series H-4, 30,000 shares designated 26,843 and zero shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	3	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 1,618,741 and 374,285 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	162	37
Additional paid in capital	30,327,772	5,115,158
Accumulated deficit	(22,742,556)	(9,604,897)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	7,585,381	(4,489,614)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 13,022,696	$ 1,209,767

The accompanying notes are an integral part of these consolidated financial statements.

DropCar, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
			(Restated)

SERVICE REVENUES	$ 1,389,134	$ 1,269,556	$ 4,955,206	$ 2,797,409

COST OF REVENUE	1,789,021	1,426,874	6,613,583	2,869,995

GROSS LOSS	(399,887)	(157,318)	(1,658,377)	(72,586)

OPERATING EXPENSES
Research and development expenses	60,299	-	238,431	-
Selling, general and administrative expenses	2,690,991	2,319,433	8,943,389	4,170,450
Depreciation and amortization	94,031	45,576	257,440	136,403
TOTAL OPERATING EXPENSES	2,845,321	2,365,009	9,439,260	4,306,853

OPERATING LOSS	(3,245,208)	(2,522,327)	(11,097,637)	(4,379,439)

Interest income (expense), net	171	(380,598)	(1,081,328)	(708,991)

LOSS FROM CONTINUING OPERATIONS	(3,245,038)	(2,902,925)	(12,178,965)	(5,088,430)

DISCONTINUED OPERATIONS
Income (loss) from operations of discontinued component	(83,736)	-	377,207	-
INCOME FROM DISCONTINUED OPERATIONS	(83,736)	-	377,207	-

NET LOSS	(3,328,773)	(2,902,925)	(11,801,758)	(5,088,430)
Deemed dividend on exchange of warrants	(1,019,040)	-	(1,335,901)	-
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$ (4,347,813)	$ (2,902,925)	$ (13,137,659)	$ (5,088,430)

LOSS PER SHARE FROM CONTINUING OPERATIONS:
Basic	$(2.26)	$(8.27)	$(9.65)	$(16.60)
Diluted	$(2.26)	$(8.27)	$(9.65)	$(16.60)
EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$(0.06)	$-	$0.30	$-
Diluted	$(0.06)	$-	$0.30	$-
NET LOSS PER SHARE:
Basic	$(3.03)	$(8.27)	$(10.41)	$(16.60)
Diluted	$(3.03)	$(8.27)	$(10.41)	$(16.60)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	1,434,963	351,133	1,262,409	306,563
Diluted	1,434,963	351,133	1,262,409	306,563

The accompanying notes are an integral part of these consolidated financial statements.

DropCar, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

	Series Seed Preferred Stock		Series A Preferred Stock		Series H Preferred Stock		Series H-3 Preferred Stock		Series H-4 Preferred Stock		Common Stock		Subscription	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Total

Balance, January 1, 2018	275,691	$ 27	611,944	$ 61	-	$ -	-	$ -	-	$ -	374,285	$ 37	0	$ 5,115,158	$ (9,604,897)	$ (4,489,614)
Issuance of common stock for cash	-	-	-	-	-	-	-	-	-	-	10,057	1	-	299,999	-	300,000
Conversion of debt into common stock	-	-	-	-	-	-	-	-	-	-	136,785	14	-	3,682,488	-	3,682,502
Conversion of accrued interest into common stock	-	-	-	-	-	-	-	-	-	-	4,518	-	-	159,584	-	159,584
Interest on lock-up shares in relation to convertible debt	-	-	-	-	-	-	-	-	-	-	85,571	9	-	672,135	-	672,144
Exchange of shares in connection with Merger	-	-	-	-	-	-	-	-	-	-	490,422	49	-	9,792,174	-	9,792,223
Conversion of outstanding Preferred Stock in connection with merger	(275,691)	(27)	(611,944)	(61)	-	-	-	-	-	-	147,939	15	-	73	-	-
Issuance of Series H preferred stock in connection with merger	-	-	-	-	8	-	-	-	-	-	-	-	-	-	-	-
Issuance of Series H-3 preferred stock in connection with merger	-	-	-	-	-	-	2,189	-	-	-	-	-	-	-	-	-
Issuance of Series H-4 preferred stock and warrants in private placement net of costs of $101,661	-	-	-	-	-	-	-	-	25,472	3	-	-	-	5,898,336	-	5,898,339
Issuance of common shares in connection with exercise of H-4 warrants	-	-	-	-	-	-	-	-	-	-	260,116	26	-	936,397	-	936,423
Stock based compensation for options issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	-	54,556	-	54,556
Stock based compensation for restricted stock units issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	-	1,902,032	-	1,902,032
Stock based compensation for common stock issued to service provider	-	-	-	-	-	-	-	-	-	-	60,262	-	-	478,950	-	478,950
Series H-4 preferred stock and warrants issued to service provider	-	-	-	-	-	-	-	-	1,371	-	-	-		-	-	-
Deemed dividend on exchange of merger warrants to Series I warrants and common stock	-	-	-	-	-	-	-	-	-	-	48,786	5	-	316,856	(316,861)	-
Deemed dividend on modification of H-4 Warrants and issuance of Series J warrants	-	-	-	-	-	-	-	-	-	-	-	6	-	1,019,034	(1,019,040)	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(11,801,758)	(11,801,758)
Balance September 30, 2018 (Restated)	-	$ -	-	$ -	8	$ -	2,189	$ -	26,843	$ 3	1,618,741	$ 162	$ 0	$ 30,327,772	$ (22,742,556)	$ 7,585,381

	Series Seed		Series A
	Preferred Stock		Preferred Stock		Common Stock		Subscription	AdditionalPaid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	(Deficit)	Total
Balances, January 1, 2017	275,691	$ 27	530,065	$ 53	272,720	$ 27	$ (69,960)	$ 2,117,237	$ (1,964,091)	$ 83,293
Issuance of Series A Preferred Stock	-	-	73,845	7	-	-	69,960	150,001	-	219,968
Issuance of Series A Preferred stock for services	-	-	8,034	1	-	-	-	24,999	-	25,000
Fair value of warrants issued with convertible notes	-	-	-	-	-	-	-	1,426,789	-	1,426,789
Issuance of common stock to officers					101,565	10	-	546,090	-	546,100
Stock based compensation	-	-	-	-	-	-	-	137,900	-	137,900
Net Loss	-	-	-	-	-	-	-	-	(5,088,430)	(5,088,430)
Balance, September 30, 2017	275,691	$ 27	611,944	$ 61	374,285	$ 37	$ -	$ 4,403,016	(7,052,521)	$ (2,649,380)

●
See note 1 for share exchange and reverse split

The accompanying notes are an integral part of these consolidated financial statements.

DropCar, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (11,801,758)	$ (5,088,430)
Income from discontinued operations	(377,207)	-
Loss from continuing operations	(12,178,965)	(5,088,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	257,440	136,403
Bad debt provision	-	42,057
Amortization of debt discount	176,000	638,370
Stock based compensation	2,435,538	709,000
Non-cash interest expense	696,013	-
Changes in operating assets and liabilities:
Accounts receivable	(4,399)	(138,582)
Prepaid expenses and other assets	(335,514)	(39,844)
Accounts payable and accrued expenses	95,756	565,286
Accrued interest	-	70,803
Deferred revenue	(213,218)	125,174

NET CASH USED IN OPERATING ACTIVITIES - CONTINUING OPERATIONS	(9,071,349)	(2,979,763)
NET CASH USED IN OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	(995,250)	-
NET CASH USED IN OPERATING ACTIVITIES	(10,066,599)	(2,979,763)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(43,108)	(6,600)
Capitalization of software costs	(340,608)	(317,019)

NET CASH USED IN INVESTING ACTIVITIES - CONTINUING OPERATIONS	(383,716)	(323,619)
NET CASH PROVIDED BY INVESTING ACTIVITIES - DISCONTINUED OPERATIONS	3,875,529	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	3,491,813	(323,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	300,000	-
Proceeds from the sale of Series H-4 preferred stock	6,000,000	-
Financing costs from the sale of Series H-4 preferred stock and warrants	(101,661)	-
Proceeds from issuance of common stock in connection with exercise of H-4 warrants	936,423	-
Proceeds from issuance of Series A Preferred Stock and subscription receivable	-	219,969
Proceeds from issuance of convertible notes and warrants	-	3,340,000
Offering costs - Convertible Notes	-	(263,200)

NET CASH PROVIDED BY FINANCING ACTIVITIES - CONTINUING OPERATIONS	7,134,762	3,296,769
NET CASH USED IN FINANCING ACTIVITIES - DISCONTINUED OPERATIONS	(36,329)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,098,433	3,296,769

Net increase (decrease) in cash	523,647	(6,613)

Cash, beginning of period	372,011	51,366

Cash, end of period	$ 895,658	$ 44,753

SUPPLEMENTAL CASH FLOW INFORMATION:

NON-CASH FINANCING ACTIVITIES:

Fair value of stock warrants issued with convertible notes	$ -	$ 1,395,707
Fair value of common stock sold to founders	$ -	$ 684,000
Stock issued to WPCS Shareholder in the merger net of cash received of $4,947,023	$ 4,845,200	$ -
Series H-4 offering cost paid in H-4 shares and warrants	$ 568,468	$ -
Stock issued for convertible note payable	$ 3,682,502	$ -
Stock issued for accrued interest on convertible note payable	$ 159,584	$ -
Deemed dividends on warrant issuances	$ 1,335,872	$ -

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

Notification Letter

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

DropCar, Inc., and Subsidiaries
Note to Consolidated Financial Statements
(unaudited)

Unaudited Interim Consolidated Financial Information

The accompanying consolidated balance sheets as of September 30, 2018, the consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017, the consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017, and the consolidated statement of stockholders’ equity (deficit) for the nine months ended September 30, 2018 are unaudited. These financial statements should be read in conjunction with the DropCar, Inc’s. 2017 financial statements included in the Company’s Form 8-K/A filed on April 2, 2018. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2018 and December 31, 2017, and the results of its operations for the three and nine months ended September 30, 2018 and 2017, and its cash flows for the nine months ended September 30, 2018 and 2017. The financial data and other information disclosed in the notes to the consolidated financial statements related to the nine months ended September 30, 2018 and 2017 are unaudited.

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

DropCar, Inc., and Subsidiaries
Note to Consolidated Financial Statements
(unaudited)

2.	Summary of Significant Accounting Policies

Liquidity and Basis of Presentation

The Company has a limited operating history and the sales and income potential of its business and market are unproven. As of September 30, 2018, the Company has an accumulated deficit of $22.7 million and has experienced net losses each year since its inception. The Company anticipates that it will continue to incur net losses into the foreseeable future and will need to raise additional capital to continue. The Company’s cash is sufficient to fund its operations into the first quarter of 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date of the filing of this Form 10-Q.

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

Restatement

The Company, while undergoing the audit of its consolidated financial statements for the year ended December 31, 2018, commenced an evaluation of its accounting in connection with the Reverse Merger for (1) lock-up agreements entered into with the holders of the Notes (see Note 5), and (2) shares of common stock issued to Alpha Capital Anstalt and Palladium Capital Advisors (see Note 7, Service Based Common Stock). These agreements, which management originally deemed to be primarily equity in nature and would not be recognized as compensatory, were recorded as a debit and credit to additional paid in capital. On March 29, 2019, under the authority of the board of directors, the Company determined that these agreements should have been recorded as compensatory in nature which gives rise to an adjustment in the amount of $1,119,294 for the period ended September 30, 2018.

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported Consolidated Interim Balance Sheet at September 30, 2018, and includes a reclassification adjustment for the stock split of $809 which increased additional paid in capital:

September 30, 2018
	As previously reported	Adjustment	As restated
Additional paid in capital	$ 29,207,669	$ 1,120,103	$ 30,327,772
Accumulated deficit	$ (21,623,262)	$ (1,119,294)	$ (22,742,556)

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported Consolidated Interim Statement of Operations for the nine months ended September 30, 2018:

Nine Months Ended September 30, 2018
	As previously reported	Adjustment	As restated	Effect of discontinued operations	As currently reported
Selling, general and administrative expense	$ 10,188,172	$ 447,150	$ 10,635,322	$ (1,691,933)	$ 8,943,389
Depreciation and amortization	$ 479,337	-	$ 479,337	$ (221,897)	$ 257,440
Total operating expenses	$ 10,905,941	$ 447,150	$ 11,353,091	$ (2,152,263)	$ 9,439,260
Operating loss	$ (10,269,388)	$ (447,150)	$ (10,716,538)	$ (381,099)	$ (11,097,637)
Interest income (expense), net	$ (413,076)	$ (672,144)	$ (1,085,220)	$ 3,892	$ (1,081,328)
Loss from continuing operations	$ (10,682,464)	$ (1,119,294)	$ (11,801,758)	$ (377,207)	$ (12,178,965)
Income from discontinued operations	-	-	-	$ 377,207	$ 377,207
Net loss	$ (10,682,464)	$ (1,119,294)	$ (11,801,758)	-	$ (11,801,758)
Net loss per common shares, basic and diluted	$ (9.52)		$ (10.41)		$ (10.41)

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported Consolidated Interim Statement of Cash Flows for the nine months ended September 30, 2018:

Nine Months Ended September 30, 2018
	As previously reported	Adjustment	As restated
Net loss	$ (10,682,464)	$ (1,119,294)	$ (11,801,758)
Stock based compensation	$ 1,988,388	$ 447,150	$ 2,435,538
Non-cash interest expense	$ 23,869	$ 672,144	$ 696,013

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

DropCar, Inc., and Subsidiaries
Note to Consolidated Financial Statements
(unaudited)

Disaggregated Revenues

The following table presents our revenues from contracts with customers disaggregated by revenue source.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
DropCar Operating Subscription Services	$ 1,118,544	$ 1,061,865	$ 3,758,099	$ 2,165,793
DropCar Operating Services On-Demand	270,590	207,691	1,197,107	631,616
DropCar Operating Revenue (1)(2)	$1,389,134	$1,269,556	$4,955,206	$2,797,409

(1) Represents revenues recognized by type of services.
(2) All revenues are generated in the United States.

The following presents our revenues from B2C and B2B customers.

●
For the three months ended September 30, 2018 and 2017, the DropCar Operating B2C revenue was $1,164,093 and $1,170,859, respectively
●
For the three months ended September 30, 2018 and 2017, the DropCar Operating B2B revenue was $225,041 and $98,697, respectively
●
For the nine months ended September 30, 2018 and 2017, the DropCar Operating B2C revenue was $4,244,682 and $2,492,362, respectively
●
For the nine months ended September 30, 2018 and 2017, the DropCar Operating B2B revenue was $710,524 and $305,047, respectively

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

The following securities were excluded from weighted average diluted common shares outstanding because their inclusion would have been antidilutive.

	As of September 30,
	2018	2017
Common stock equivalents:
Common stock options	156,880	-
Series A, H-1, H-3, H-4, I, J and Merger common stock purchase warrants	585,307	-
Series H, H-3, and H-4 Convertible Preferred Stock	2,739,225	-
Restricted shares (unvested)	244,643	-
Convertible notes	-	91,569
Series seed preferred stock	-	275,691
Series A preferred stock	-	611,944
Totals	3,726,055	979,204

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

The operations and cash flows of the Suisun City Operations are presented as discontinued operations. The operating results of the Suisun City Operations for the three and nine months ended September 30, 2018 were as follows:

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Revenues	$ 3,222,928	$ 10,871,777
Cost of revenues	2,649,168	8,576,847
Gross profit	573,760	2,294,930

Selling, general and administrative expenses	575,248	1,691,934
Depreciation and amortization	78,954	221,897
Total Operating Expenses	654,202	1,913,831

Operating (loss) income	(80,442)	381,099

Interest expense, net	(3,294)	(3,892)

Net (loss) income from discontinued operations	$ (83,736)	$ 377,207

4.	Capitalized Software

Capitalized software consists of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Software	$1,244,991	$904,383
Accumulated amortization	(565,687)	(314,799)
Total	$679,304	$589,584

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

In connection with the Reverse Merger, the holders of the Notes entered into lock-up agreements pursuant to which they agreed not to sell the 85,573 shares of common stock received in the Reverse Merger. The length of the lock-up period was up to 120 days. For the nine months ended September 30, 2018, the Company recorded $672,144 as interest expense in relation to the lock-up agreements in the accompanying consolidated statement of operations.

DropCar, Inc., and Subsidiaries
Note to Consolidated Financial Statements
(unaudited)

6.	Commitments & Contingencies

Lease Agreements

The Company has short term leases for office space in New York City that expires on November 30, 2018.

For the three months ended September 30, 2018 and 2017, rent expense for the Company’s facilities was $48,000 and $15,000, respectively. For the nine months ended September 30, 2018 and 2017, rent expense for the Company’s facilities was $122,000 and $33,000, respectively.

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

During the nine months ended September 30, 2018, the Company granted 3,333 shares of common stock to a service provider and recorded $31,800 as general and administrative expense in the Company’s consolidated statements of operations.

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

Employee and Non-employee Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2018:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	-	$ -	-	-
Acquired in Reverse Merger	133,711	36.42	4.13	-
Granted	68,347	12.24	9.51	-
Forfeited	(45,178)	11.64	-	-
Outstanding at September 30, 2018	156,880	$ 33.00	4.91	-

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

Share Based Compensation

The following table sets forth total non-cash stock-based compensation for RSUs and options issued to employees and non-employees by operating statement classification for the three and nine months ended September 30, 2018 and 2017:

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
Research and development	2,127	-	8,837	-
General and administrative	785,609	288,308	1,979,551	709,000
Total	$ 787,736	$ 288,308	$ 1,988,388	$ 709,000

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

Stock option pricing model

The fair value of the stock options granted during the nine months ended September 30, 2018, was estimated at the date of grant using the Black-Scholes options pricing model with the following assumptions:

Fair value of common stock	$10.92 - $13.26
Expected volatility	118.10% - 143.50%
Dividend yield	$0
Risk-free interest	2.85% - 3.00%
Expected life (years)	5.125 - 5.33

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

The Company valued the deemed dividend as the sum of: (a) the difference between the fair value of the modified award and the fair value of the original award at the time of modification of $129,476, and (b) the fair value of the Series J Warrants in the amount of $889,564. The warrants were valued using the Black-Scholes option-pricing model on the date of the modification and issuance using the following assumptions: (a) fair value of common stock $3.90, (b) expected volatility of 144.3%, (c) dividend yield of $0, (d) risk-free interest rate of 2.77% and 2.78%, (e) expected life of 4.51 years and 5 years.

At the March 8, 2018 closing, the Company issued Series H-4 Warrants that entitled the holders to purchase, in aggregate, up to 447,383 shares of its common stock. As referenced above, on September 4, 2018, the Company received executed Repricing Offer Letters from a majority of the investors resulting in the exercise of Series H-4 Warrants to purchase 260,1161,560,696 shares of common stock. The Series H-4 Warrants were initially exercisable at an exercise price equal to $15.60 per share, which is now subject to adjustment at a reduced exercise price of $3.60 per share pending stockholder approval as proposed in the Company’s Notice of 2018 Annual Meeting of Stockholders. If this proposal is approved by the stockholders, the exercise price of the remaining Series H-4 Warrants will be reduced to $3.60 per share which will entitle the holders of the remaining Series H-4 Warrants to purchase, in aggregate, up to 187,117 additional shares of common stock.

DropCar, Inc., and Subsidiaries
Note to Consolidated Financial Statements
(unaudited)

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2017	146,358	$ 59.04
Acquired, H-1 warrants	50,744	29.04
Acquired, H-3 warrants	14,001	33.12
Granted, H-4 warrants	447,383	3.60
Granted, I warrants	73,178	13.80
Granted, J warrants	260,116	6.00
Exercised, H-4 warrants	(260,116)	3.60
Retired, Merger warrants	(146,357)	59.04
Outstanding, September 30, 2018	585,307	$ 12.72

The warrants expire through the years 2020-2024.

8.	Related Party

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

9.	Subsequent Events

On November 14, 2018, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an existing investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Offering”), Pre-Funded Series K Warrants (the “Pre-Funded Series K Warrants”) to purchase 277,778 shares of common stock (and the shares of Common Stock issuable upon exercise of the Pre-Funded Series K Warrants (the “Warrant Shares”)), in lieu of shares of common stock because the purchase of common stock would have caused the beneficial ownership of the Purchaser, together with its affiliates and certain related parties, to exceed 9.99% of the Company’s outstanding common stock.   The price to the Purchaser for each Pre-Funded Series K Warrant was $3.54 and the Pre-Funded Series K Warrants are immediately exercisable at a price of $0.06 per share of common stock.  The Company received approximately $0.983 million in gross proceeds from the Offering before the deduction of fees and offering expenses. The Pre-Funded Series K Warrants and the Warrant Shares are being offered by the Company pursuant to a registration statement on Form S-3 (File No. 333-227858), which was initially filed with the Securities and Exchange Commission (the “Commission”) on October 16, 2018 and was declared effective by the Commission on November 9, 2018 (the “Registration Statement”).

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

Recent Developments

Sale of Suisun City Operations

On December 24, 2018, we completed the sale of WPCS International – Suisun City, Inc., a California corporation, our wholly-owned subsidiary, pursuant to the terms of a stock purchase agreement, dated December 10, 2018 by and between us and World Professional Cabling Systems, LLC, a California limited liability company. Upon the closing of the sale, the Purchaser acquired all of the issued and outstanding shares of common stock, no par value per share, of Suisun City Operations, for an aggregate purchase price of $3,500,000.

The operations and cash flows of the Suisun City Operations are presented as discontinued operations. The operating results of the Suisun City Operations for the three and nine months ended September 30, 2018 were as follows:

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Revenues	$ 3,222,928	$ 10,871,777
Cost of revenues	2,649,168	8,576,847
Gross profit	573,760	2,294,930

Selling, general and administrative expenses	575,248	1,691,934
Depreciation and amortization	78,954	221,897
Total Operating Expenses	654,202	1,913,831

Operating (loss) income	(80,442)	381,099

Interest expense, net	(3,294)	(3,892)

Net (loss) income from discontinued operations	$ (83,736)	$ 377,207

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

Results of Operations

We have never been profitable and have incurred operating losses in each year since inception. Net losses for nine months ended September 30, 2018 and 2017 were approximately $11.8 million and $5.1 million, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with our valet workforce, parking and technology development programs and from general and administrative costs associated with our operations. During the third quarter of 2018, we took significant steps to reduce our cost of goods sold on the consumer side of the business. These efforts have generated significant costs savings which will start to appear in our fourth quarter results. We are focusing on achieving a positive gross margin on the DropCar Operating segment of the business and growing the overall revenue to a point of overall profitability in the long term. As of September 30, 2018, we had net working capital of approximately $1.5 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we continue the development of our comprehensive Vehicle Support Platform across business-to-consumer and business-to-business clientele. Accordingly, we will continue to require substantial additional capital to continue our commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including the timing and results of our commercialization efforts.

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

Service Revenues

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

Cost of Revenue

Cost of services during the three months ended September 30, 2018 totaled $1.8 million, an increase of approximately $0.4 million, or 25%, compared to $1.4 million recorded for the three months ended September 30, 2017. The increase was primarily attributable to increases of $0.2 million in wages and related costs, $0.1 million in parking garage fees, and $0.1 million in repairs and damages. During the quarter, the Company significantly reduced its costs on the consumer services side. These cost actions should start to improve the gross margin in the fourth quarter of the year.

Research and development costs, net

Research and development costs during the three months ended September 30, 2018 totaled $0.06 million, an increase of $0.06 million, or 100%, compared to zero recorded for the three months ended September, 2017. The increase was primarily attributable to increases in consulting services and information technology security.

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

Depreciation and amortization

Depreciation and amortization during the three months ended September 30, 2018 totaled $94 thousand, an increase of $48 thousand, or 104%, compared to $46 thousand recorded for the three months ended September 30, 2017. This increase was primarily attributable to our increased capitalization of software costs related to our software platform.

Interest expense, net

Interest expense, net during the three months ended September 30, 2018 was de minimus, a decrease of $0.4 million or 100% compared to the $0.4 million recorded for the three months ended September 30, 2017. This decrease is a result of the outstanding convertible notes being converted into equity upon the Reverse Merger. There were no outstanding convertible notes as of September 30, 2018.

Comparison of Nine Months Ended September 30, 2018 and 2017

Service Revenues

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

Research and development costs, net

Research and development costs during the nine months ended September 30, 2018 totaled $0.2 million, an increase of $0.2 million, or 100%, compared to zero recorded for the nine months ended September, 2017. The increase was primarily attributable to increases in consulting services and information technology security.

Selling, General and Administrative

Selling, general and administrative expenses during the nine months ended September 30, 2018 totaled $8.9 million, an increase of $4.8 million, or 114%, compared to $4.2 million recorded for the nine months ended September 30, 2017. This was primarily attributable to an increase of $0.6 million in cash wages and related, $2.4 million in stock based compensation for wages and related of which $0.3 million was related to 21,371 shares of common stock issued to Alpha Capital Anstalt and Palladium Capital Advisors for advisory services, $0.2 million in professional and consulting, $0.2 in insurance, and $1.3 million in other costs.

Depreciation and amortization

Depreciation and amortization during the nine months ended September 30, 2018 totaled $0.2 million, an increase of $0.1 million, or 89%, compared to $0.1 million recorded for the nine months ended September 30, 2017. This increase was primarily attributable to our increased capitalization of software costs related to our software platform.

Interest expense, net

Interest expense, net during the nine months ended September 30, 2018 totaled $1.1 million, an increase of $0.4 million, or 52% compared to the $0.7 million recorded for the nine months ended September 30, 2017. This increase was primarily attributable to $0.7 million of interest expense recorded in relation to the lock-up agreements entered into with the holders of the convertible notes that were issued in 2017 pursuant to which they agreed not to sell the 85,573 shares of common stock received in the Reverse Merger, and interest expense recorded on the outstanding convertible notes issued in 2017 and the related amortization of the debt discount and deferred financing costs. There were no outstanding convertible notes as of September 30, 2018.

Liquidity and Capital Resources

Since our inception in September 12, 2014, we have incurred net losses and negative cash flows from operations. For the nine months ended September 30, 2018 and 2017, we had net losses from continuing operations of approximately $11.8 million and $5.1 million, respectively. At September 30, 2018, we had an accumulated deficit of $22.7 million. At September 30, 2018, we had cash of $0.9 million. As discussed above, on March 8, 2018, we entered into the Securities Purchase Agreement with the Investors, pursuant to which we issued to the Investors an aggregate of 26,843 shares of our newly designated Series H-4 Convertible Preferred Stock and warrants to purchase 447,383 shares of our common stock (the “Private Placement”). We received proceeds of approximately $6.0 million in connection with the Private Placement.

On January 18, 2018, we sold 10,057 shares of common stock for proceeds of $300,000 to Alpha Capital.

On September 4, 2018, we issued 260,116 shares of common stock upon the exercise of 260,116 series H-4 warrant for proceeds of approximately $936,000.

We have limited operating history and the sales and income potential of our business and market is unproven. As of September 30, 2018, we had an accumulated deficit of $22.7 million and have experienced net losses each year since our inception. We anticipate that we will continue to incur net losses into the foreseeable future and will need to raise additional capital to continue. Our cash is sufficient to fund our operations into the first quarter of 2019. These factors raise substantial doubt about our ability to continue as a going concern for the twelve months following the date of the filing of this Form 10-Q.

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

Net cash used in operating activities for the nine months ended September 30, 2018 was approximately $9.1 million, which includes a net loss of approximately $12.2 million, offset by non-cash expenses of approximately $3.6 million principally related stock-based compensation expense of $2.4 million and non-cash interest expense of $0.7 million, and depreciation and amortization of approximately $0.3 million, and approximately $0.5 million of cash used from a change in net working capital items principally related to the increase of $0.3 million of prepaid expenses and other assets and $0.1 million of accounts payable and accrued expenses, and to the decrease of $0.2 million of deferred income.

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

Investing Activities – Continuing Operations

Cash used in investing activities for the nine months ended September 30, 2018 of approximately $0.4 million primarily resulted from the capitalization of software costs and the purchase of property and equipment.

Cash used in investing activities during the nine months ended September 30, 2017 of approximately $0.3 million primarily resulted from capitalization of software costs.

Financing Activities– Continuing Operations

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

In connection with the Repricing Offer Letter described above under Note 8 – Exercise of Series H-4 Warrants and Issuance of Series J Warrants, on September 4, 2018, the Company issued Series J Warrants to purchase up to 260,116 shares of common stock.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 14, 2018, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and between the Company and an existing investor (the “Purchaser”), pursuant to which the Company agreed to issue to the Purchaser, in a registered direct offering (the “Offering”), Pre-Funded Series K Warrants (the “Pre-Funded Series K Warrants”) to purchase an aggregate of 277,778 shares of Common Stock (the “Warrant Shares”).  The price to the Purchaser for each Pre-Funded Series K Warrant was $3.54.  The Pre-Funded Series K Warrants are immediately exercisable at a price of $0.06 per share of Common Stock.

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

DropCar, Inc.

Date: June 26, 2019	By:	/s/ Spencer Richardson
Spencer Richardson
Chief Executive Officer (Principal Executive Officer)

Date: June 26, 2019	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer (Principal Financial and Accounting Officer)