Form 10-Q
period 2019-06-30
DropCar, Inc.
filed 2019-08-14
CIK 1086745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 12, 2019, there were 4,042,713 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

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

Part I – Financial Information

Item 1 – Financial Statements.

DropCar, Inc., and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2019	2018

ASSETS

CURRENT ASSETS:
Cash	$3,448,501	$4,303,480
Accounts receivable, net	395,146	295,626
Prepaid expenses and other current assets	367,068	328,612
Total current assets	4,210,715	4,927,718

Property and equipment, net	30,787	39,821
Capitalized software costs, net	548,652	659,092
Operating lease right-of-use asset	6,619	-
Other assets	3,525	3,525

TOTAL ASSETS	$4,800,298	$5,630,156

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,028,818	$2,338,560
Deferred revenue	303,744	253,200
Lease liability	960	-
Total current liabilities	2,333,522	2,591,760

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series seed preferred stock, 842,405 shares authorized, zero issued and outstanding	-	-
Series A preferred stock, 1,963,877 shares authorized, zero issued and outstanding	-	-
Convertible Series H, 8,500 shares designated, 8 shares issued and outstanding	-	-
Convertible Series H-1, 9,488 shares designated zero shares issued and outstanding	-	-
Convertible Series H-2, 3,500 shares designated zero shares issued and outstanding	-	-
Convertible Series H-3, 8,461 shares designated 2,189 shares issued and outstanding	-	-
Convertible Series H-4, 30,000 shares designated 5,028 and 26,619 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1	3
Common stock, $0.0001 par value; 100,000,000 shares authorized, 4,042,713 and 1,633,394 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	404	163
Additional paid in capital	35,146,753	32,791,951
Accumulated deficit	(32,680,382)	(29,753,721)

TOTAL STOCKHOLDERS' EQUITY	2,466,776	3,038,396

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,800,298	$5,630,156

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DropCar, Inc., and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
		(Restated)		(Restated)

SERVICE REVENUES	$1,246,544	$1,873,997	$2,345,987	$3,566,072

COST OF REVENUE	1,115,787	2,528,781	2,242,832	4,824,562

GROSS PROFIT (LOSS)	130,757	(654,784)	103,155	(1,258,490)

OPERATING EXPENSES
Research and development	48,330	63,971	117,312	178,132
Selling, general and administrative expenses	945,388	3,341,601	2,718,485	6,252,398
Depreciation and amortization	98,967	84,177	206,716	163,409
TOTAL OPERATING EXPENSES	1,092,685	3,489,749	3,042,513	6,593,939

OPERATING LOSS	(961,928)	(4,144,533)	(2,939,358)	(7,852,429)

Other income (expense), net	10,973	718	12,697	(1,081,499)

LOSS FROM CONTINUING OPERATIONS	(950,955)	(4,143,815)	(2,926,661)	(8,933,928)

DISCONTINUED OPERATIONS
Income from operations of discontinued component	-	151,565	-	460,943
INCOME FROM DISCONTINUED OPERATIONS	-	151,565	-	460,943

Income taxes	-	-	-	-

NET LOSS	$(950,955)	$(3,992,250)	$(2,926,661)	$(8,472,985)

Deemed dividend on exchange of warrants	-	(316,861)	-	(316,861)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(950,955)	$(4,309,111)	$(2,926,661)	$(8,789,846)

LOSS PER SHARE FROM CONTINUING OPERATIONS:
Basic	$(0.24)	$(3.12)	$(0.96)	$(7.65)
Diluted	$(0.24)	$(3.12)	$(0.96)	$(7.65)
EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$-	$0.11	$-	$0.39
Diluted	$-	$0.11	$-	$0.39
NET LOSS PER SHARE:
Basic	$(0.24)	$(3.24)	$(0.96)	$(7.53)
Diluted	$(0.24)	$(3.24)	$(0.96)	$(7.53)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	3,954,152	1,328,654	3,040,993	1,167,432
Diluted	3,954,152	1,328,654	3,040,993	1,167,432

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DropCar Inc., and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Series Seed		Series A		Series H		Series H-3		Series H-4				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balances, January 1, 2019	-	-	-	-	8	-	2,189	-	26,619	3	1,633,394	163	32,791,951	(29,753,721)	3,038,396
Issuance of common stock for cash net of costs of $15,000	-	-	-	-	-	-	-	-	-	-	478,469	48	1,984,953	-	1,985,001
Exercise of warrants	-	-	-	-	-	-	-	-	-	-	277,778	28	16,639	-	16,667
Conversion of Series H-4 preferred stock into common stock	-	-	-	-	-	-	-	-	(21,591)	(2)	1,412,420	141	(139)	-	-
Stock based compensation for options issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	(19,361)	-	(19,361)
Stock based compensation for restricted stock units issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	289,842	-	289,842
Stock based compensation for common stock issued to service providers	-	-	-	-	-	-	-	-	-	-	116,666	12	222,188	-	222,200
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,975,706)	(1,975,706)
Balance, March 31, 2019	-	-	-	-	8	-	2,189	-	5,028	1	3,918,727	392	35,286,073	(31,729,427)	3,557,039
Issuance of common stock upon vesting of restricted stock units	-	-	-	-	-	-	-	-	-	-	244,644	24	(24)	-	-
Common stock reserved and retired for excess tax benefits from stock based compensation	-	-	-	-	-	-	-	-	-	-	(120,658)	(12)	(183,321)	-	(183,333)
Stock based compensation for options issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	44,025	-	44,025
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(950,955)	(950,955)
Balance, June 30, 2019	-	$-	-	$-	8	$-	2,189	$-	5,028	$1	4,042,713	$404	$35,146,753	$(32,680,382)	$2,466,776

Balances, January 1, 2018	275,691	$27	611,944	$61	-	$-	-	$-	-	$-	374,285	$37	$5,115,158	$(9,604,897)	$(4,489,614)
Issuance of common stock for cash	-	-	-	-	-	-	-	-	-	-	10,057	1	299,999	-	300,000
Conversion of debt into common stock	-	-	-	-	-	-	-	-	-	-	136,785	14	3,682,488	-	3,682,502
Interest on lock-up shares in relation to convertible debt	-	-	-	-	-	-	-	-	-	-	85,571	9	672,135	-	672,144
Exchange of shares in connection with Merger	-	-	-	-	-	-	-	-	-	-	490,422	49	9,792,174	-	9,792,223
Conversion of outstanding Preferred Stock in connection with Merger	(275,691)	(27)	(611,944)	(61)	-	-	-	-	-	-	147,939	15	73	-	-
Issuance of Series H preferred stock in connection with Merger	-	-	-	-	8	-	-	-	-	-	-	-	-	-	-
Issuance of Series H-3 preferred stock in connection with Merger	-	-	-	-	-	-	2,189	-	-	-	-	-	-	-	-
Issuance of Series H-4 preferred stock and warrants in private placement, net of costs of $101,661	-	-	-	-	-	-	-	-	25,472	3	-	-	5,898,336	-	5,898,339
Stock based compensation for options issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	17,210	-	17,210
Stock based compensation for restricted stock units issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	275,528	-	275,528
Stock based compensation for common stock issued to service providers	-	-	-	-	-	-	-	-	-	-	56,929	6	447,144	-	447,150
Series H-4 preferred stock and warrants issued to service provider	-	-	-	-	-	-	-	-	1,371	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,480,735)	(4,480,735)
Balance, March 31, 2018 (Restated)	-	-	-	-	8	-	2,189	-	26,843	3	1,301,988	131	26,200,245	(14,085,632)	12,114,747
Conversion of accrued interest into common stock	-	-	-	-	-	-	-	-	-	-	4,518		159,584		159,584
Stock based compensation for options issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	67,306	-	67,306
Stock based compensation for restricted stock units issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	808,808	-	808,808
Stock based compensation for common stock issued to service providers	-	-	-	-	-	-	-	-	-	-	3,333	-	31,800	-	31,800
Deemed dividend on exchange of merger warrants to Series I warrants and common stock	-	-	-	-	-	-	-	-			48,786	5	316,856	(316,861)	-
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,992,250)	(3,992,250)
Balance, June 30, 2018 (Restated)	-	$-	-	$-	8	$-	2,189	$-	26,843	$3	1,358,625	$136	$27,584,599	$(18,394,743)	$9,189,995

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 DropCar, Inc., and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,926,661)	$(8,472,985)
Income from discontinued operations	-	(460,943)
Loss from continuing operations	(2,926,661)	(8,933,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	210,048	163,409
Amortization of debt discount	-	176,000
Loss of disposition of asset	3,641	-
Stock based compensation	638,119	1,647,802
Non-cash interest expense	-	696,013
Amortization of operating lease right-of-use asset	16,421	-
Changes in operating assets and liabilities:
Accounts receivable	(99,520)	(102,789)
Prepaid expenses and other assets	(47,886)	(503,690)
Accounts payable and accrued expenses	(411,156)	(79,850)
Lease liabilities	(12,650)	-
Deferred revenue	50,544	(13,908)

NET CASH USED IN OPERATING ACTIVITIES - CONTINUING OPERATIONS	(2,579,100)	(6,950,941)
NET CASH USED IN OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	-	(1,131,108)
NET CASH USED IN OPERATING ACTIVITIES	(2,579,100)	(8,082,049)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(43,108)
Capitalization of software costs	(94,489)	(208,143)
Proceeds from sale of fixed asset	275	-

NET CASH USED IN INVESTING ACTIVITIES - CONTINUING OPERATIONS	(94,214)	(251,251)
NET CASH PROVIDED BY INVESTING ACTIVITIES - DISCONTINUED OPERATIONS	-	3,997,483
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(94,214)	3,746,232

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net	1,985,001	300,000
Common stock reserved and retired in connection with excess tax benefits paid	(183,333)	-
Proceeds from the sale of Series H-4 preferred stock	-	6,000,000
Financing costs from the sale of Series H-4 preferred stock and warrants	-	(101,661)
Proceeds from issuance of common stock in connection with exercise of K warrants	16,667	-

NET CASH PROVIDED BY FINANCING ACTIVITIES - CONTINUING OPERATIONS	1,818,335	6,198,339
NET CASH USED IN FINANCING ACTIVITIES - DISCONTINUED OPERATIONS	-	(22,424)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,818,335	6,175,915

Net increase (decrease) in cash	(854,979)	1,840,098

Cash, beginning of period	4,303,480	372,011

Cash, end of period	$3,448,501	$2,212,109

SUPPLEMENTAL CASH FLOW INFORMATION:
Stock based compensation included in accounts payable and accrued expenses	$106,137	$-
Issuance of common stock for accrued stock based compensation	$4,724	$-
Assets acquired under operating leases	$23,040	$-

NON-CASH FINANCING ACTIVITIES:
Stock issued to WPCS Shareholder in the merger, net of cash received of 4,947,023	$-	$4,845,200
Series H-4 offering cost paid in H-4 shares and warrants	$-	$568,648
Stock issued for convertible note payable	$-	$3,682,502
Stock issued for accrued interest on convertible note payable	$-	$159,584

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
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

In July 2018, the Company launched its Mobility Cloud platform which provides automotive-related businesses with a 100% self-serve SaaS version of its VAL platform to manage their own operations and drivers, as well as customer relationship management (“CRM”) tools that enable their clients to schedule and track their vehicles for service pickup and delivery. The Company’s Mobility Cloud also provides access to private application programming interfaces (“APIs”) which automotive-businesses can use to integrate the Company’s logistics and field support directly into their own applications and processes natively, to create more seamless client experiences. The Company earned de minimis revenues from Mobility Cloud in 2019. The Company did not earn any revenues from Mobility Cloud in 2018.

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

In July 2018, the Company began assessing demand for a Self-Park Spaces monthly parking plan whereby consumers could designate specific garages for their vehicles to be stored at a base monthly rate, with personal 24/7 access for picking up and returning their vehicle directly, and the option to pay a la carte on a per hour basis for a driver to perform functions such as picking up and returning their vehicle to their front door. This model aligns more directly with how the Company has structured the enterprise Business-to-Business (“B2B”) side of its business, where an interaction with a vehicle on behalf of its drivers typically generates new revenue. The Company consumer Self-Park Spaces plan combined with its on-demand hourly valet service are the only consumer plans offered from September 1, 2018 onwards. Subscriber plans prior to this date continued to receive service on a prorated basis through the end of August 2018. Additionally, the Company is scaling back its DropCar 360 Services on Demand Service (“360 Services”) for the Consumer portion of the market. As a result of this shift, in August 2018, the Company began to significantly streamline its field teams, operations and back office support tied to its pre-September 1, 2018 consumer subscription plans. The scaling back of these services and the discontinuation of the Company’s monthly parking with front door valet (“Steve”) service resulted in a decrease in revenue.

To date, the Company operates primarily in the New York metropolitan area. In May, June, and August 2018, the Company expanded operations with its B2B business in San Francisco, Washing DC, and Los Angeles, respectively. These three new market expansions are with an OEM customer.

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

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Discontinued Operations

On December 24, 2018, the Company completed the sale of WPCS International – Suisun City, Inc., a California corporation (the “Suisun City Operations”), its wholly-owned subsidiary, pursuant to the terms of a stock purchase agreement, dated December 10, 2018 (the “Purchase Agreement”) by and between the Company and World Professional Cabling Systems, LLC, a California limited liability company (the “Purchaser”). Upon the closing of the sale, the Purchaser acquired all of the issued and outstanding shares of common stock, no par value per share, of Suisun City Operations, for an aggregate purchase price of $3,500,000. The sale of Suisun City Operations represented a strategic shift that has had a major effect on the Company’s operations, and therefore, is presented as discontinued operations in the 2018 condensed consolidated statement of operations.

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

2.
Liquidity and Basis of Presentation

The Company has a limited operating history and the sales and income potential of its business and market are unproven. As of June 30, 2019, the Company has an accumulated deficit of $32.7 million and has experienced net losses each year since its inception. The Company anticipates that it will continue to incur net losses into the foreseeable future and will need to raise additional capital to continue. The Company’s cash is not sufficient to fund its operations for a 12 month period from the date of these financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

3.
Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the Company’s annual consolidated financial statements included within the Company’s Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on April 3, 2019 and subsequently amended on April 12, 2019.

The preparation of the unaudited condensed consolidated financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of expenses during the reported period. Ultimate results could differ from the estimates of management. The unaudited condensed consolidated financial statements include the accounts of DropCar, Inc. and subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2019 may not be indicative of results for the full year.

Significant Accounting Policies

In February 2016, the FASB issued Accounting Standards Codification (ASC) 842, Leases, which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability. Lessor accounting under the standard is substantially unchanged. Additional qualitative and quantitative disclosures are also required. The Company adopted the standard effective January 1, 2019 using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company adopted all practical expedients and elected the following accounting policies related to this standard:

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

Right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date for leases exceeding 12 months. Minimum lease payments include only the fixed lease component of the agreement.

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s operating leases do not provide an implicit rate that can readily be determined. Therefore, the Company uses a discount rate based on its incremental borrowing rate.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of sales and general and administrative expenses. Amortization expense for finance (capital) leases is recognized on a straight-line basis over the lease term and is included in cost of sales or general and administrative expenses, while interest expense for finance leases is recognized using the effective interest method.

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

Aside from the adoption of ASU 2016-02, as described above, there have been no other material changes to the significant accounting policies or recent accounting pronouncements previously disclosed in DropCar, Inc.'s 2018 annual consolidated financial statements included in the Company's Form 10-K for the fiscal year ended December 31, 2018.

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

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

DropCar 360 Services on Demand Service

The Company offers to consumers certain services upon request including vehicle inspection, maintenance, car washes or to fill up with gas. The customers are charged a fee in addition to the cost of the third-party services provided. Revenue is recognized on a gross basis when the Company had satisfied all performance obligations which is upon completion of the service.

On Demand Business-To-Business

The Company also has contracts with car dealerships, car share programs and others in the automotive industry transporting vehicles. Revenue is recognized at the point in time all performance obligations are satisfied which is when the Company provides the delivery service of the vehicles.

Disaggregated Revenues

The following table presents our revenues from contracts with customers disaggregated by revenue source.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Subscription services	$796,917	$1,282,961	$1,458,381	$2,639,556
Services on-demand	449,627	591,036	887,606	926,516
Total revenues (1)(2)	$1,246,544	$1,873,997	$2,345,987	$3,566,072
(1)
Represents revenues recognized by type of services.
(2)
All revenues are generated in the United States.

The following presents our revenues from B2C and B2B customers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
B2C	$889,707	$1,622,065	$1,653,684	$3,080,589
B2B	356,837	251,932	692,303	485,483
Total revenues	$1,246,544	$1,873,997	$2,345,987	$3,566,072

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net loss attributable to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. In periods when the Company has income, the Company calculates basic earnings per share using the two-class method, if required, pursuant to ASC 260 Earnings Per Share. The two-class method was required effective with the issuance of convertible preferred stock in the past because this class of stock qualified as a participating security, giving the holder the right to receive dividends should dividends be declared on common stock. Under the two-class method, earnings for a period are allocated on a pro rata basis to the common stockholders and to the holders of convertible preferred stock based on the weighted average number of common shares outstanding and number of shares that could be issued upon conversion. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

The following securities were excluded from weighted average diluted common shares outstanding because their inclusion would have been antidilutive.

	As of June 30,
	2019	2018
Common stock equivalents:
Common stock options	380,396	202,058
Series A, H-1, H-3, H-4, I, J and Merger common stock purchase warrants	585,306	585,307
Series H, H-3, and H-4 Convertible Preferred Stock	338,069	2,739,225
Restricted shares (unvested)	-	244,643
Totals	1,303,771	3,771,233

Research and development costs, net

Costs are incurred in connection with research and development programs that are expected to contribute to future earnings. Such costs include labor, stock-based compensation, training, software subscriptions, and consulting. These amounts are charged to the condensed consolidated statement of operations as incurred. Total research and development expenses were $48,330 and $63,971 for the three months ended June 30, 2019 and 2018, respectively. Total research and development expenses were $117,312 and $178,132 for the six months ended June 30, 2019 and 2018, respectively.

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

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. In April 2019 and May 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” and ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief” which provided additional implementation guidance on the previously issued ASU. Management has not yet completed its assessment of the impact of the new standards on the Company’s financial statements. The Company is currently evaluating the effect the adoption of these ASUs will have on its condensed consolidated financial statements. These ASUs are effective for the Company in the first quarter of 2020.

The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements and intends to adopt the standard on January 1, 2020.

4.
Concentrations

Accounts Receivable

The Company’s concentration of accounts receivable are as follows:

	As of
	June 30, 2019	December 31, 2018
Customer A	44%	58%
Customer B	39%	23%

Revenue Recognition

The concentration of revenue recognition for the three and six months ended June 30, 2019 and 2018, respectively are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Customer A	10%	-	12%	-

-
Represents less than 10%

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

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

6.
Capitalized Software

Capitalized software consists of the following as of:

	As of
	June 30, 2019	December 31, 2018
Software	$1,418,765	$1,324,275
Accumulated amortization	(870,113)	(665,183)
Total	$548,652	$659,092

Minimum future amortization expense for capitalized software from June 30, 2019 is as follows:

Year	Amortization Expense
2019 (remaining six months)	$183,219
2020	254,859
2021	104,969
2022	5,605
Total amortization expense	$548,652

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

In connection with the Merger, the holders of the Notes entered into lock-up agreements pursuant to which they have agreed not to sell the 85,573 shares of common stock received upon conversion of the Notes in connection with the Merger. The length of the lock-up period was up to 120 days. In accordance with ASC 815-40-15-6, the Company considers the lock-up agreements contingent options exchanged in a contemplated business combination. The lock-up agreements are considered “lock-up options” that are issued and accounted for upon the Merger. For the three and six months ended June 30, 2018, the Company recorded $0 and $672,144 as interest expense in relation to the lock-up agreements in the accompanying 2018 consolidated statement of operations.

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating right-of-use lease assets and lease liabilities on the consolidated balance sheets, totaling $6,619 and $960 at June 30, 2019, respectively, including $7,544 of operating right-of-use assets previously prepaid at lease commencement.

The Company’s weighted-average remaining lease term relating to its operating leases is 0.68 years and weighted-average remaining payments for operating lease liabilities is 0.50 years, with a weighted-average discount rate of 6.00%.

Operating lease expense is recognized on a straight-line basis over the lease term within selling, general and administrative expenses on the Company’s condensed consolidated statement of operations. The Company incurred lease expense of $8,258 and $12,459 for the three months ended June 30, 2019 and 2018, respectively. The Company incurred lease expense of $16,421 and $27,457 for the six months ended June 30, 2019 and 2018, respectively. The Company made cash payments of $18,250 for operating leases for the six months ended June 30, 2019.

9.
Commitments and Contingencies

Lease Agreements

The Company leases office space in New York City on a month-to-month basis, with a condition of a 60 day notice to terminate. For the three months ended June 30, 2019 and 2018, rent expense for the Company’s New York City office was $10,800 and $40,341, respectively. For the six months ended June 30, 2019 and 2018, rent expense for the Company’s New York City office was $33,700 and $69,341, respectively. The Company has taken the short term lease exception and not recorded a lease liability or right-of-use asset for this lease.

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

In February 2018, DropCar was served an Amended Summons and Complaint in the Supreme Court of the City of New York, Bronx county originally served solely on an individual, a former DropCar customer, for injuries sustained by plaintiffs alleging such injuries were caused by either the customer, a DropCar valet operating the customer’s vehicle or an unknown driver operating customer’s vehicle. DropCar to date has cooperated with the NYC Police Department and no charges have been brought against any employee of DropCar. DropCar has referred the matter to its insurance carrier. In June 2019, the Company reached a settlement covering all disputes in relation to the summons and complaint which was covered and paid for by the Company’s insurance carrier.

Other

As of December 31, 2018, the Company had accrued approximately $232,000 for the settlement of multiple employment disputes. During the six months ended June 30, 2019, approximately $88,000 of this amount was settled upon payment. For the six months ended June 30, 2019 and 2018, $11,000 and $30,000, respectively, was expensed and accrued for settlements. As of June 30, 2019, approximately $155,000 remains accrued for the settlement of employment disputes. As of June 30, 2019, the Company has entered into multiple settlement agreements with former employees for which it has agreed to make monthly settlement payments which will extend through December 31, 2019.

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On March 23, 2018, DropCar was made aware of an audit being conducted by the New York State Department of Labor (“DOL”) regarding a claim filed by an employee. The DOL is investigating whether DropCar properly paid overtime for which DropCar has raised several defenses. In addition, the DOL is conducting its audit to determine whether the Company owes spread of hours pay (an hour’s pay for each day an employee worked or was scheduled for a period over ten hours in a day). If the DOL determines that monies are owed, the DOL will seek a backpay order, which management believes will not, either individually or in the aggregate, have a material adverse effect on DropCar’s business, consolidated financial position, results of operations or cash flows. As of June 30, 2019, the Company has accrued approximately $60,000 in relation to these matters.

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

During the six months ended June 30, 2019, the Company issued 1,412,420 shares of common stock from the conversion of 21,591 shares of Series H-4 Convertible Preferred stock.

During the six months ended June 30, 2019, the Company granted 116,666 shares of common stock to a service provider and recorded $222,200 stock based compensation as a part of general and administrative expense in the Company’s consolidated statements of operations.

During the six months ended June 30, 2019, the Company issued 277,778 shares of common stock from the exercise of Series K warrants and received cash proceeds of $16,667.

Preferred Stock

In accordance with the Certificate of Incorporation, there are 5,000,000 authorized preferred shares at a par value of $0.0001.

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

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Series Seed

On January 30, 2018, the Company converted 275,691 shares of Series Seed Preferred Stock into 45,949 shares of common stock in connection with the Merger.

Series A

On January 30, 2018, the Company converted 611,944 shares of Series A Preferred Stock into 101,991 shares of common stock in connection with the Merger.

Series H Convertible Preferred Stock

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

Series H-1 and H-2 Convertible Preferred Stock

The Company has designated 9,488 Series H-1 Preferred Stock and designated 3,500 Series H-2 Preferred Stock, none of which are outstanding.

Series H-3 Convertible Preferred Stock

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

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Series H-4 Convertible Preferred Stock

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

On March 8, 2018, the Company filed the Certificate of Designations, Preferences and Rights of the Series H-4 Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware, establishing and designating the rights, powers and preferences of the Series H-4 Convertible Preferred Stock (the “Series H-4 Stock”). The Company designated up to 30,000 shares of Series H-4 Stock and each share has a stated value of $235.50 (the “Stated Value”). Each share of Series H-4 Stock is convertible at any time at the option of the holder thereof, into a number of shares of Common Stock determined by dividing the Stated Value by the conversion price of $3.60 per share, subject to a 9.99% blocker provision. The Series H-4 Stock has the same dividend rights as the Common Stock, and no voting rights except as provided for in the Certificate of Designation or as otherwise required by law. In the event of any liquidation or dissolution of the Company, the Series H-4 Stock ranks senior to the Common Stock in the distribution of assets, to the extent legally available for distribution.

The holders of Series H-4 Stock are entitled to certain anti-dilution adjustments if the Company issues shares of its common stock at a lower price per share than the applicable conversion price of the Series H-4 Stock. If any such dilutive issuance occurs prior to the conversion of the Series H-4 Stock, the conversion price will be adjusted downward to a price equal to the issuance (subject to a floor of $2.82 per share). On August 31, 2018, the Company entered into an agreement with certain investors to exercise Series H-4 warrants and issue Series J warrants which resulted in a reduced conversion price of $3.60 per share for the Series H-4 Stock. See “Exercise of Series H-4 Warrants and Issuance of Series J Warrants” below.

If at any time (i) the volume weighted average price (“VWAP”) of the Common Stock exceeds $35.10 for not less than ten (10) consecutive Trading Days (the “Mandatory Exercise Measuring Period”); (ii) the daily average number of shares of Common Stock traded during the Mandatory Exercise Measuring Period equals or exceeds 25,000; and (iii) no equity conditions failure has occurred as of such date, then the Company shall have the right to require the holder to exercise all or any portion of the Series H-4 Warrants still unexercised for a cash exercise.

During the period ended June 30, 2019, investors converted 21,591 shares of Series H-4 Stock into 1,412,420 shares of Common Stock.

Stock Based Compensation

Service Based Restricted Stock Units

On February 28, 2018, the Company issued 244,643 restricted stock units (“RSUs”) to two members of management. On March 26, 2019, the Board of Directors, with the consent of the grantees, agreed to amend the vesting period for the RSUs issued on February 28, 2018 to vest in full on May 17, 2019. The RSUs were valued using the fair market value of the Company’s closing stock price on the date of grant totaling $3,243,966, which was amortized over the original vesting period. On June 6, 2019, the Company issued 244,643 shares of common stock upon vesting of the RSUs. Upon vesting, the Company paid $183,333 of personal withholding taxes for the grantees and reserved 120,658 shares of common stock as consideration for the cash paid which was immediately retired.

Employee and Non-employee Stock Options

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes stock option activity during the six months ended June 30, 2019:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted average Remaining Contractual Life(years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	302,772	$18.30	7.20	$-
Granted	99,072	2.32		-
Forfeited	(21,448)	13.09
Outstanding at June 30, 2019	380,396	$14.43	7.35	$-

At June 30, 2019, unamortized stock compensation for stock options was approximately $193,839, with a weighted-average recognition period of 1.61 years.

Share Based Compensation

The following table sets forth total non-cash stock-based compensation for common stock, RSUs and options issued to employees and non-employees by operating statement classification for the three and six months ended June 30, 2019 and 2018:

	Three Months ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018
Research and development	$3,758	$5,005	$7,475	$6,710
Selling, general and administrative	146,404	902,909	630,644	1,641,092
Total	$150,162	$907,914	$638,119	$1,647,802

Stock option pricing model

The fair value of the stock options granted during the six months ended June 30, 2019, was estimated at the date of grant using the Black-Scholes options pricing model with the following assumptions:

	For the six months ended June 30,
	2019	2018
Fair value of common stock	$2.32	$$10.92 - $13.26
Expected volatility	151.76%	118.10% -118.83%
Dividend yield	$-	$-
Risk-free interest	2.70%	2.87% -3.00%
Expected life (years)	5.5	5.33

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

If at any time (i) the volume weighted average price (“VWAP”) of the Common Stock exceeds $27.60 for not less than the Mandatory Exercise Measuring Period; (ii) the daily average number of shares of Common Stock traded during the Mandatory Exercise Measuring Period equals or exceeds 25,000; and (iii) no equity conditions failure has occurred as of such date, then the Company shall have the right to require the holder to exercise all or any portion of the Series I Warrants still unexercised for a cash exercise.

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

If at any time (i) the VWAP of the Common Stock exceeds $9.00 for not less than the Mandatory Exercise Measuring Period; (ii) the daily average number of shares of Common Stock traded during the Mandatory Exercise Measuring Period equals or exceeds 25,000; and (iii) no equity conditions failure has occurred as of such date, then the Company shall have the right to require the holder to exercise all or any portion of the Series J Warrants still unexercised for a cash exercise.

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

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

During the six months ended June 30, 2019, the Company issued 277,778 shares of common stock from the exercise of Series K warrants and received cash proceeds of $16,667.

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2018	863,084	$6.00	2.51
Exercised, K Warrants	(277,778)	0.06	-
Outstanding at June 30, 2019	585,306	$9.79	3.20

The warrants expire through the years 2020-2024.

11.
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

Pursuant to the terms of the Consulting Agreement, Ascentaur has agreed to provide advisory services with respect to the strategic development and growth of the Company, including advising the Company on market strategy and overall Company strategy, advising the Company on the sale of the Company’s Suisun City Operations, providing assistance to the Company in identifying and recruiting prospective employees, customers, business partners, investors and advisors that offer desirable administrative, financing, investment, technical, marketing and/or strategic expertise, and performing such other services pertaining to the Company’s business as the Company and Ascentaur may from time to time mutually agree. The term of the Consulting Agreement commenced on July 11, 2018 and will continue until April 9, 2019 or until terminated in accordance with the terms of the Consulting Agreement. During the three and six months ended June 30, 2019, the Company recorded $27,067 and $30,400, respectively, as general and administrative related to this consulting agreement. As of June 30, 2019, the balance in accounts payable was $0.

During the six months ended June 30, 2019, the Company sold Alpha Capital Anstalt, a significant shareholder, as part of a registered public offering, 299,043 shares of common stock for $1,235,000, net of offering expenses of $15,000. Additionally, during the six months ended June 30, 2019. Alpha Capital Anstalt was issued of 277,778 shares of common stock upon its exercise of Series K warrants with cash proceeds to the Company of $16,667.

12.
Subsequent Events

On July 30, 2019, the Company’s compensation committee approved the grant of shares of restricted stock in an amount equal to $260,000, the number of shares to be determined based on the closing price of the Company’s common stock on the date of grant. One half of the shares shall vest on July 31, 2019 and the remaining shares shall vest in two equal quarterly installments over the following six-month period. The grant is for services rendered for the period from February 1, 2019 through January 31, 2020. As of and for the three and six months ended June 30, 2019, the Company recorded $106,137 as general and administrative expense and accrued expense related to the grant.

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

Results of Operations

We have never been profitable and have incurred significant operating losses in each year since inception. Net losses for six months ended June 30, 2019 and 2018 were approximately $2.9 million and $8.5 million, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with our valet workforce, parking and technology development programs and from general and administrative costs associated with our operations. As of June 30, 2019, we had net working capital of approximately $1.9 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we continue the development of our comprehensive Vehicle Support Platform across business-to-consumer and business-to-business clientele. Accordingly, we will continue to require substantial additional capital to continue our commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including the timing and results of our commercialization efforts.

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

The following discussion and analysis is based on our unaudited financial statements contained in this Quarterly Report, which we have prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. You should read the discussion and analysis together with such financial statements and the related notes therto included elsewhere in this Quarterly Report.

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2018– Continuing Operations

Service Revenues

Service revenues during the three months ended June 30, 2019 totaled approximately $1.2 million, a decrease of approximately $0.7 million, compared to approximately $1.9 million recorded for the three months ended June 30, 2018. The decrease was primarily due to the decrease in consumer movements per month pertaining to “Steve” consumers and “Will” consumers. Consumer movements per month totaled approximately 900 for the three months ended June 30, 2019, a decrease of approximately 8,600 per month compared to the approximately 9,500 per month for the six months ended June 30, 2018. This decrease was primarily due to our discontinuation of our monthly parking with front door valet (“Steve”) service, (the on-demand valet and parking service through the mobile application). For the three months ended June 30, 2019, consumer movements were for valet on demand (“Will”) customers alone.

Cost of Revenue

Cost of revenue during the three months ended June 30, 2019 totaled approximately $1.1 million, a decrease of approximately $1.4 million, compared to approximately $2.5 million recorded for the three months ended June 30, 2018. This decrease was primarily due to the discontinuation of our Steve program which resulted in decreases of approximately $1.3 million in wages and related expenses, approximately $0.2 million in repairs and damages, approximately $0.1 million in travel and $0.1 million in cost of gas and other services sold, partially offset by an increase of approximately $0.1 million in parking garage fees, and approximately $0.1 million in insurance and other costs. These decreases are primarily due to the decrease in standby drivers who would service the consumers. Standby drivers totaled approximately 50 for the three months ended June 30, 2019, a decrease of approximately 200 compared to the approximately 250 standby drivers for the three months ended June 30, 2018.

We determined the previous Steve business model was too expensive to continue. The revenue that “Steve” produced was greater than the self-parking model; however, self-parking does not require a field operations team or standby drivers which results in a lower cost of revenue.

Research and Development

Research and development expenses for the three months ended June 30, 2019 totaled approximately $0.1 million, a de minimis decrease, compared to approximately $0.1 million recorded for the three months ended June 30, 2018.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2019 totaled approximately $0.1 million, a decrease of approximately $1.4 million, compared to approximately $1.5 million recorded for the three months ended June 30, 2018. This decrease was primarily attributable to a decrease of approximately $0.1 million in wages and related expenses, approximately $0.7 million in marketing and training, approximately $0.4 million in stock-based compensation, and approximately $0.2 million in other costs. The decreases are primarily related to the decrease in our marketing campaign in relation to our services provided.

General and Administrative

General and administrative expenses for the three months ended June 30, 2019 totaled approximately $0.8 million, a decrease of approximately $1.1 million, compared to approximately $1.9 million recorded for the three months ended June 30, 2018. This decrease was primarily attributable to a decrease of approximately $0.4 million in stock-based compensation, approximately $0.2 million in wages and related expenses, approximately $0.1 million in professional fees, and approximately $0.4 in other costs. The decreases are primarily related to the decrease in our personnel in a effort to reduce costs.

Depreciation and Amortization

Depreciation and amortization during the three months ended June 30, 2019 totaled approximately $0.1 million, which was consistent with approximately $0.1 million recorded for the three months ended June 30, 2018.

Comparison of Six Months Ended June 30, 2019 and 2018– Continuing Operations

Service Revenues

Service revenues during the six months ended June 30, 2019 totaled approximately $2.3 million, a decrease of approximately $1.3 million, compared to approximately $3.6 million recorded for the six months ended June 30, 2018. The decrease was primarily due to the decrease in consumer movements per month pertaining to “Steve” consumers and “Will” consumers. Consumer movements per month totaled approximately 1,000 for the six months ended June 30, 2019, a decrease of approximately 7,000 per month compared to the approximately 8,000 per month for the six months ended June 30, 2018. This decrease was primarily due to our discontinuation of the Steve service, (the on-demand valet and parking service through the mobile application). For the six months ended June 30, 2019, consumer movements were for Will customers alone.

Cost of Revenue

Cost of revenue during the six months ended June 30, 2019 totaled approximately $2.2 million, a decrease of approximately $2.6 million, compared to approximately $4.8 million recorded for the six months ended June 30, 2018. This decrease was primarily due to the discontinuation of our “Steve” program which resulted in decreases of approximately $2.2 million in wages and related expenses, approximately $0.3 million in repairs and damages, approximately $0.2 million in travel and approximately $0.1 million in cost of gas and other services sold, and approximately $0.1 in other costs, partially offset by an increase of approximately $0.2 million in parking garage fees and approximately $0.1 million in insurance. These decreases are primarily due to the decrease in standby drivers who would service the consumers. Standby drivers totaled approximately 50 for the six months ended June 30, 2019, a decrease of approximately 200 compared to the approximately 250 standby drivers for the six months ended June 30, 2018.

We determined the previous “Steve” business model was too expensive to continue. The revenue that “Steve” produced was greater than the self-parking model; however, self-parking does not require a field operations team or standby drivers.

Research and Development

Research and development expenses for the six months ended June 30, 2019 totaled approximately $0.1 million, a decrease of approximately $0.1 million, compared to approximately $0.2 million recorded for the six months ended June 30, 2018.

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2019 totaled approximately $0.5 million, a decrease of approximately $2.0 million, compared to approximately $2.5 million recorded for the six months ended June 30, 2018. This decrease was primarily attributable to a decrease of approximately $0.4 million in wages and related expenses and approximately $1.3 million in marketing and training, approximately $0.2 million in stock-based compensation, and approximately $0.1 in other costs. The decreases are primarily related to the decrease in our marketing campaign in relation to our services provided.

General and Administrative

General and administrative expenses for the six months ended June 30, 2019 totaled approximately $2.2 million, a decrease of approximately $1.5 million, compared to approximately $3.7 million recorded for the six months ended June 30, 2018. This decrease was primarily attributable to a decrease of approximately $0.7 million in stock-based compensation, approximately $0.3 million in wages and related expenses, approximately $0.1 in insurance, approximately $0.1 in recruitment and training, approximately $0.2 million in professional fees, and approximately $0.3 in other costs, partially offset by an increase of approximately $0.2 million in investor relations. The decreases are primarily related to the decrease in our personnel in a effort to reduce costs.

Depreciation and Amortization

Depreciation and amortization during the six months ended June 30, 2019 totaled approximately $0.2 million, which was consistent with approximately $0.2 million recorded for the six months ended June 30, 2018.

Other income (expense), net

Other income (expense), net during the six months ended June 30, 2019 was a de minimis amount, a decrease of approximately $1.1 million, compared to approximately $1.1 million recorded for the six months ended June 30, 2018. Other income (expense), net primarily includes interest expense. This decrease in interest expense was primarily attributable to the conversion of outstanding convertible notes into equity upon the Merger and in relation to the lock-up agreements in 2018. There were no outstanding convertible notes as of June 30, 2019 and December 31, 2018.

Liquidity and Capital Resources

Since the inception of Private DropCar on September 12, 2014, we have incurred significant losses and negative cash flows from operations. Further, our sales and income potential of our business and market remain unproven. For the six months ended June 30, 2019 and 2018, we had losses from continuing operations of approximately $2.9 million and $8.9 million, respectively. At June 30, 2019, we had an accumulated deficit of $32.7 million. We anticipate that we will continue to incur net losses into the foreseeable future and will need to raise additional capital to continue. At June 30, 2019, we had cash of $3.4 million. At these capital levels, we believe we do not have sufficient funds to continue to operate for a 12 month period from the date of the financial statements included in this Quarterly Report on Form 10-Q, by which point we will need to become profitable, improve cash flow from operations, begin selling property and equipment, or complete a new capital raise. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the period ended June 30, 2019, we issued 277,778 shares of common stock from the exercise of Series K warrants and received cash proceeds of $16,667.

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

Net cash used in operating activities for the six months ended June 30, 2019 was approximately $2.6 million, which includes a net loss from continuing operations of approximately $2.9 million, offset by non-cash expenses of approximately $0.9 million principally related to $0.2 million related of depreciation and amortization, and $0.6 million of stock-based compensation expense and other costs, and approximately $0.5 million of cash used by a change in net working capital items principally related to $0.4 million related to the decrease in accounts payable and accrued expenses, and lease liability, and $0.1 million related to the increase in accounts receivable and prepaid expenses and other assets.

Net cash used in operating activities for the six months ended June 30, 2018 was approximately $7.0 million, which includes a net loss from continuing operations of approximately $8.9 million, offset by non-cash expenses of approximately $2.7 million principally related to depreciation and amortization of $0.3 million, non-cash interest expense of $0.7 million and stock-based compensation expense of $1.6 million, and approximately $0.7 million of cash used by a change in net working capital items principally related to $0.6 million increase in accounts receivable and prepaid expenses and other current assets, approximately $0.1 million related to the decrease in accounts payable and accrued expenses, and approximately less than $0.1 million related to the decrease in deferred revenue.

Investing Activities – Continuing Operations

Cash used in investing activities for the six months ended June 30, 2019 of approximately $0.1 million primarily resulted from capitalization of software costs.

Cash used in investing activities during the six months ended June 30, 2018 of approximately $0.3 million primarily resulted from capitalization of software costs and purchase of property and equipment.

Financing Activities – Continuing Operations

Cash provided by financing activities for the six months ended June 30, 2019 totaled approximately $1.8 million, primarily resulting from proceeds of $2.0 million from the sale of the common stock, partially offset by excess tax benefits paid of approximately $0.2 million.

Cash provided by financing activities for the six months ended June 30, 2018 totaled approximately $6.2 million, primarily resulting from proceeds of $6.0 million from the sale of the Series H-4 Shares and warrants and $0.3 million from the sale of common stock, offset by financing costs related to the Series H-4 Shares and warrants of approximately $0.1 million.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures

Our management, including the CEO and CFO, evaluated the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2019. Based on such evaluation, our CEO and CFO concluded the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on management’s assessment, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2019 as a result of the material weaknesses described below:

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

(b)
Appointment of new Chief Financial Officer

On February 14, 2019, our Board of Directors approved (1) the termination of Paul Commons as Chief Financial Officer and any other positions on which he served with respect to the Company and its subsidiaries and affiliates, and (2) the appointment of Mark Corrao as our new Chief Financial Officer, in each case effective as of February 28, 2019. Mr. Corrao possesses appropriate knowledge and experience in preparing the financial statements under U.S. GAAP at the transition period when the former CFO left.

(c)
Changes in Internal Controls over Financial Reporting

Our remediation efforts were ongoing during the fiscal quarter ended June 30, 2019. Other than the remediation steps described above and the appointment of our new Chief Financial Officer described above, there were no other material changes in our internal control over financial reporting during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2018, we had accrued approximately $232,000 for the settlement of multiple employment disputes. During the six months ended June 30, 2019, approximately $88,000 of this amount was settled upon payment. For the six months ended June 30, 2019 and 2018, $11,000 and $30,000, respectively, was expensed and accrued for settlements. As of June 30, 2019, approximately $155,000 remains accrued for the settlement of employment disputes. As of June 30, 2019, we have entered into multiple settlement agreements with former employees for which we have agreed to make monthly settlement payments which will extend through the year ended December 31, 2019.

On March 23, 2018, we were made aware of an audit being conducted by the New York State Department of Labor (“DOL”) regarding a claim filed by an employee. The DOL is investigating whether we properly paid overtime for which we have raised several defenses. In addition, the DOL is conducting its audit to determine whether the we owe spread of hours pay (an hour’s pay for each day an employee worked or was scheduled for a period over ten hours in a day). If the DOL determines that monies are owed, the DOL will seek a backpay order, which management believes will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations or cash flows. As of June 30, 2019, we have accrued approximately $60,000 in relation to these matters.

We are involved in various legal matters arising in the normal course of business. Losses, including estimated costs to defend, are recorded for these matters to the extent they were probable of loss and the amount of loss could be reasonably estimated. We do not believe that any such matters, either individually or in the aggregate, will have a material impact on our results of operations and financial position, except for the matters discussed above.

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

In addition, we depend on our drivers to inspect the vehicles prior to driving in order to identify any potential damage or safety concern with the vehicle. To the extent that we are found at fault or otherwise responsible for an accident, our insurance coverage prior to August 28, 2017 would only cover losses up to a maximum of $1 million, in certain instances, and our current insurance coverage, which has been in place since August 28, 2017, would only cover losses up to a maximum of $5 million, in certain instances, in each case in the United States.

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

101*
The following financial information from this Quarterly Report on Form 10-Q for the period ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DropCar, Inc.

Date: August 14, 2019	By:	/s/ Spencer Richardson
Spencer Richardson
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer (Principal Financial and Accounting Officer)