Form 10-Q
period 2019-09-30
DropCar, Inc.
filed 2019-11-14
CIK 1086745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 14, 2019, there were 4,061,882 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

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

Part I – Financial Information

Item 1 – Financial Statements.

DropCar, Inc., and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS

CURRENT ASSETS:
Cash	$2,594,888	$4,303,480
Accounts receivable, net	176,328	295,626
Prepaid expenses and other current assets	311,567	328,612
Total current assets	3,082,783	4,927,718

Property and equipment, net	28,255	39,821
Capitalized software costs, net	478,129	659,092
Operating lease right-of-use asset	3,772	-
Other assets	3,525	3,525

TOTAL ASSETS	$3,596,464	$5,630,156

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,528,797	$2,338,560
Deferred revenue	304,683	253,200
Total current liabilities	1,833,480	2,591,760

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series seed preferred stock, 842,405 shares authorized, zero issued and outstanding	-	-
Series A preferred stock, 1,963,877 shares authorized, zero issued and outstanding	-	-
Convertible Series H, 8,500 shares designated, 8 shares issued and outstanding;	-	-
Convertible Series H-1, 9,488 shares designated, zero shares issued and outstanding	-	-
Convertible Series H-2, 3,500 shares designated, zero shares issued and outstanding	-	-
Convertible Series H-3, 8,461 shares designated, 2,189 shares issued and outstanding;	-	-
Convertible Series H-4, 30,000 shares designated, 5,028 and 26,619 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively;	1	3
Common stock, $0.0001 par value; 100,000,000 shares authorized, 4,061,882 and 1,633,394 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	406	163
Additional paid in capital	35,192,968	32,791,951
Accumulated deficit	(33,430,391)	(29,753,721)

TOTAL STOCKHOLDERS' EQUITY	1,762,984	3,038,396

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,596,464	$5,630,156

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DropCar, Inc., and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
		(Restated)		(Restated)

SERVICE REVENUES	$1,095,320	$1,389,134	$3,441,307	$4,955,206

COST OF REVENUE	963,692	1,789,021	3,206,524	6,613,583

GROSS PROFIT (LOSS)	131,628	(399,887)	234,783	(1,658,377)

OPERATING EXPENSES
Research and development	43,690	60,299	161,002	238,431
Selling, general and administrative expenses	745,827	2,690,991	3,464,312	8,943,389
Depreciation and amortization	95,360	94,031	302,076	257,440
TOTAL OPERATING EXPENSES	884,877	2,845,321	3,927,390	9,439,260

OPERATING LOSS	(753,249)	(3,245,208)	(3,692,607)	(11,097,637)

Other income (expense), net	3,240	171	15,937	(1,081,328)

LOSS FROM CONTINUING OPERATIONS	(750,009)	(3,245,037)	(3,676,670)	(12,178,965)

DISCONTINUED OPERATIONS
Income (loss) from operations of discontinued component	-	(83,736)	-	377,207
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(83,736)	-	377,207

NET LOSS	$(750,009)	$(3,328,773)	$(3,676,670)	$(11,801,758)

Deemed dividend on exchange of warrants	-	(1,019,040)	-	(1,335,901)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(750,009)	$(4,347,813)	$(3,676,670)	$(13,137,659)

LOSS PER SHARE FROM CONTINUING OPERATIONS:
Basic	$(0.19)	$(2.26)	$(1.09)	$(9.65)
Diluted	$(0.19)	$(2.26)	$(1.09)	$(9.65)
EARNINGS (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$-	$(0.06)	$-	$0.30
Diluted	$-	$(0.06)	$-	$0.30
NET LOSS PER SHARE:
Basic	$(0.19)	$(3.03)	$(1.09)	$(10.41)
Diluted	$(0.19)	$(3.03)	$(1.09)	$(10.41)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	4,050,006	1,434,963	3,381,026	1,262,409
Diluted	4,050,006	1,434,963	3,381,026	1,262,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DropCar Inc., and Subsidiaries
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Series Seed		Series A		Series H		Series H-3		Series H-4				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balances, January 1, 2019	-	-	-	-	8	-	2,189	-	26,619	3	1,633,394	163	32,791,951	(29,753,721)	3,038,396
Issuance of common stock for cash net of costs of $15,000	-	-	-	-	-	-	-	-	-	-	478,469	48	1,984,953	-	1,985,001
Exercise of warrants	-	-	-	-	-	-	-	-	-	-	277,778	28	16,639	-	16,667
Conversion of Series H-4 preferred stock into common stock	-	-	-	-	-	-	-	-	(21,591)	(2)	1,412,420	141	(139)	-	-
Stock based compensation for options issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	(19,361)	-	(19,361)
Stock based compensation for restricted stock units issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	289,842	-	289,842
Stock based compensation for common stock issued to service providers	-	-	-	-	-	-	-	-	-	-	116,666	12	222,188	-	222,200
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,975,706)	(1,975,706)
Balance, March 31, 2019	-	-	-	-	8	-	2,189	-	5,028	1	3,918,727	392	35,286,073	(31,729,427)	3,557,039
Issuance of common stock upon vesting of restricted stock units	-	-	-	-	-	-	-	-	-	-	244,644	24	(24)	-	-
Common stock reserved and retired for excess tax benefits from stock based compensation	-	-	-	-	-	-	-	-	-	-	(120,658)	(12)	(183,321)	-	(183,333)
Stock based compensation for options issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	44,025	-	44,025
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(950,955)	(950,955)
Balance, June 30, 2019	-	-	-	-	8	-	2,189	-	5,028	1	4,042,713	404	35,146,753	(32,680,382)	2,466,776
Issuance of common stock upon vesting of restricted stock units	-	-	-	-	-	-	-	-	-	-	31,646	3	(3)	-	-
Common stock reserved and retired for excess tax benefits from stock based compensation	-	-	-	-	-	-	-	-	-	-	(12,477)	(1)	(9,856)	-	(9,857)
Stock based compensation for restricted stock units issued to the board of directors	-	-	-	-	-	-	-	-	-	-	-	-	25,000	-	25,000
Stock based compensation for options issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	31,074	-	31,074
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(750,009)	(750,009)
Balance, September 30, 2019	-	$-	-	$-	8	$-	2,189	$-	5,028	$1	4,061,882	$406	$35,192,968	$(33,430,391)	$1,762,984

Balances, January 1, 2018	275,691	$27	611,944	$61	-	$-	-	$-	-	$-	374,285	$37	$5,115,158	$(9,604,897)	$(4,489,614)
Issuance of common stock for cash	-	-	-	-	-	-	-	-	-	-	10,057	1	299,999	-	300,000
Conversion of debt into common stock	-	-	-	-	-	-	-	-	-	-	136,785	14	3,682,488	-	3,682,502
Interest on lock-up shares in relation to convertible debt	-	-	-	-	-	-	-	-	-	-	85,571	9	672,135	-	672,144
Exchange of shares in connection with Merger	-	-	-	-	-	-	-	-	-	-	490,422	49	9,792,174	-	9,792,223
Conversion of outstanding Preferred Stock in connection with Merger	(275,691)	(27)	(611,944)	(61)	-	-	-	-	-	-	147,939	15	73	-	-
Issuance of Series H preferred stock in connection with Merger	-	-	-	-	8	-	-	-	-	-	-	-	-	-	-
Issuance of Series H-3 preferred stock in connection with Merger	-	-	-	-	-	-	2,189	-	-	-	-	-	-	-	-
Issuance of Series H-4 preferred stock and warrants in private placement, net of costs of $101,661	-	-	-	-	-	-	-	-	25,472	3	-	-	5,898,336	-	5,898,339
Stock based compensation for options issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	17,210	-	17,210
Stock based compensation for restricted stock units issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	275,528	-	275,528
Stock based compensation for common stock issued to service providers	-	-	-	-	-	-	-	-	-	-	56,929	6	447,144	-	447,150
Series H-4 preferred stock and warrants issued to service provider	-	-	-	-	-	-	-	-	1,371	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,480,735)	(4,480,735)
Balance, March 31, 2018 (Restated)	-	-	-	-	8	-	2,189	-	26,843	3	1,301,988	131	26,200,245	(14,085,632)	12,114,747
Conversion of accrued interest into common stock	-	-	-	-	-	-	-	-	-	-	4,518		159,584		159,584
Stock based compensation for options issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	67,306	-	67,306
Stock based compensation for restricted stock units issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	808,808	-	808,808
Stock based compensation for common stock issued to service providers	-	-	-	-	-	-	-	-	-	-	3,333	-	31,800	-	31,800
Deemed dividend on exchange of merger warrants to Series I warrants and common stock	-	-	-	-	-	-	-	-			48,786	5	316,856	(316,861)	-
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,992,250)	(3,992,250)
Balance, June 30, 2018 (Restated)	-	-	-	-	8	-	2,189	-	26,843	3	1,358,625	136	27,584,599	(18,394,743)	9,189,995
Issuance of common shares in connection with exercise of H-4 warrants	-	-	-	-	-	-	-	-	-	-	260,116	26	936,397	-	936,423
Stock based compensation for options issued to employees (net of forfeitures)	-	-	-	-	-	-	-	-	-	-	-	-	(29,960)	-	(29,960)
Stock based compensation for restricted stock units issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	817,696	-	817,696
Stock based compensation for common stock issued to service providers	-	-	-	-	-	-	-	-	-	-	-	-	6	-	6
Deemed dividend on modification of H-4 Warrants and issuance of Series J warrants	-	-	-	-	-	-	-	-	-	-	-	-	1,019,034	(1,019,040)	(6)
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,328,773)	(3,328,773)
Balance, September 30, 2018 (Restated)	-	$-	-	$-	8	$-	2,189	$-	26,843	$3	1,618,741	$162	$30,327,772	$(22,742,556)	$7,585,381

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DropCar, Inc., and Subsidiaries
 Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,676,670)	$(11,801,758)
Income from discontinued operations	-	(377,207)
Loss from continuing operations	(3,676,670)	(12,178,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	307,020	257,440
Amortization of debt discount	-	176,000
Loss of disposition of asset	3,695	-
Stock based compensation	588,056	2,435,538
Non-cash interest expense	-	696,013
Amortization of operating lease right-of-use asset	19,268	-
Changes in operating assets and liabilities:
Accounts receivable	119,298	(4,399)
Prepaid expenses and other assets	7,615	(335,514)
Accounts payable and accrued expenses	(805,038)	95,756
Lease liabilities	(13,610)	-
Deferred revenue	51,483	(213,218)

NET CASH USED IN OPERATING ACTIVITIES - CONTINUING OPERATIONS	(3,398,883)	(9,071,349)
NET CASH USED IN OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	-	(995,250)
NET CASH USED IN OPERATING ACTIVITIES	(3,398,883)	(10,066,599)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(43,108)
Capitalization of software costs	(118,462)	(340,608)
Proceeds from sale of fixed asset	275	-

NET CASH USED IN INVESTING ACTIVITIES - CONTINUING OPERATIONS	(118,187)	(383,716)
NET CASH PROVIDED BY INVESTING ACTIVITIES - DISCONTINUED OPERATIONS	-	3,875,529
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(118,187)	3,491,813

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net	1,985,001	300,000
Common stock reserved and retired in connection with excess tax benefits paid	(193,190)	-
Proceeds from the sale of Series H-4 preferred stock	-	6,000,000
Financing costs from the sale of Series H-4 preferred stock and warrants	-	(101,661)
Proceeds from issuance of common stock in connection with exercise of H-4 warrants	16,667	936,423

NET CASH PROVIDED BY FINANCING ACTIVITIES - CONTINUING OPERATIONS	1,808,478	7,134,762
NET CASH USED IN FINANCING ACTIVITIES - DISCONTINUED OPERATIONS	-	(36,329)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,808,478	7,098,433

Net increase (decrease) in cash	(1,708,592)	523,647

Cash, beginning of period	4,303,480	372,011

Cash, end of period	$2,594,888	$895,658

SUPPLEMENTAL CASH FLOW INFORMATION:
Issuance of common stock for accrued stock based compensation	$4,724	$-
Assets acquired under operating leases	$23,040	$-
NON-CASH FINANCING ACTIVITIES:
Stock issued to WPCS Shareholder in the merger, net of cash received of 4,947,023	$-	$4,845,200
Series H-4 offering cost paid in H-4 shares and warrants	$-	$568,648
Stock issued for convertible note payable	$-	$3,682,502
Stock issued for accrued interest on convertible note payable	$-	$159,584
Deemed dividends on warrant issuances	$-	$1,335,872

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

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Discontinued Operations

On December 24, 2018, the Company completed the sale of WPCS International – Suisun City, Inc., a California corporation (the “Suisun City Operations”), its wholly-owned subsidiary, pursuant to the terms of a stock purchase agreement, dated December 10, 2018 (the “Purchase Agreement”) by and between the Company and World Professional Cabling Systems, LLC, a California limited liability company (the “Purchaser”). Upon the closing of the sale, the Purchaser acquired all of the issued and outstanding shares of common stock, no par value per share, of Suisun City Operations, for an aggregate purchase price of $3,500,000. The sale of Suisun City Operations represented a strategic shift that has had a major effect on the Company’s operations, and therefore, is presented as discontinued operations in the 2018 unaudited condensed consolidated statement of operations.

Trading of Company’s stock

The Company’s shares of common stock listed on The Nasdaq Capital Market, previously trading through the close of business on January 30, 2018 under the ticker symbol “WPCS,” commenced trading on The Nasdaq Capital Market, on a post-Reverse Stock Split adjusted basis, under the ticker symbol “DCAR” on January 31, 2018.

On August 19, 2019, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company no longer complies with the minimum stockholders' equity requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing on The Nasdaq Capital Market because the Company's stockholders' equity of $2,466,776, as reported in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, is below the required minimum of $2,500,000, and as of August 15, 2019, the Company does not meet the alternatives of market value of listed securities or net income from continuing operations.

Based on materials submitted to Nasdaq, on October 21, 2019, the Company was granted an extension to regain compliance with Nasdaq Listing Rule 5550(b)(1) until November 29, 2019.

If the Company's plan to regain compliance with the minimum stockholders' equity standard is not accepted or if it is accepted but the Company does not regain compliance by the end of the extension granted by Nasdaq, or if the Company fails to satisfy another Nasdaq requirement for continued listing, Nasdaq staff could provide notice that the Company's common shares will become subject to delisting. In such event, Nasdaq rules permit the Company to appeal the decision to reject its proposed compliance plan or any delisting determination to a Nasdaq hearings panel. Accordingly, there can be no guarantee that the Company will be able to maintain its Nasdaq listing.

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

On September 6, 2019, DropCar, Inc. (the "Company") received a notification letter from The Nasdaq Stock Market ("Nasdaq") informing the Company that for the last 30 consecutive business days, the bid price of the Company’s securities had closed below $1.00 per share, which is the minimum required closing bid price for continued listing on The Nasdaq Capital Market pursuant to Listing Rule 5550(a)(2).

This notice has no immediate effect on the Company's Nasdaq listing; the Company has 180 calendar days, or until March 4, 2020, to regain compliance. To regain compliance, the closing bid price of the Company’s securities must be at least $1.00 per share for a minimum of ten consecutive business days. If the Company does not regain compliance by March 4, 2020, the Company may be eligible for additional time to regain compliance or if the Company is otherwise not eligible, the Company may request a hearing before a Hearings Panel.

2.
Liquidity and Basis of Presentation

The Company has a limited operating history and the sales and income potential of its business and market are unproven. As of September 30, 2019, the Company has an accumulated deficit of $33.4 million and has experienced net losses each year since its inception. The Company anticipates that it will continue to incur net losses into the foreseeable future and will need to raise additional capital to continue. The Company’s cash is not sufficient to fund its operations for a 12 month period from the date of these financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2019 may not be indicative of results for the full year.

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
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

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Disaggregated Revenues

The following table presents our revenues from contracts with customers disaggregated by revenue source.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Subscription services	$790,021	$1,118,544	$2,248,403	$3,758,099
Services on-demand	305,299	270,590	1,192,904	1,197,107
Total revenues (1)(2)	$1,095,320	$1,389,134	$3,441,307	$4,955,206
(1)
Represents revenues recognized by all types of services.
(2)
All revenues are generated in the United States.

The following presents our revenues from B2C and B2B customers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
B2C	$861,494	$1,164,093	$2,515,178	$4,244,682
B2B	233,826	225,041	926,129	710,524
Total revenues	$1,095,320	$1,389,134	$3,441,307	$4,955,206

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

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following securities were excluded from weighted average diluted common shares outstanding for the three and nine months ended September 30, 2019 and 2018 because their inclusion would have been antidilutive.

	As of September 30,
	2019	2018
Common stock equivalents:
Common stock options	380,396	156,880
Series A, H-1, H-3, H-4, I, J and Merger common stock purchase warrants	585,306	585,307
Series H, H-3, and H-4 Convertible Preferred Stock	338,069	2,739,225
Restricted shares (unvested)	-	244,643
Totals	1,303,771	3,726,055

Research and development costs, net

Costs are incurred in connection with research and development programs that are expected to contribute to future earnings. Such costs include labor, stock-based compensation, training, software subscriptions, and consulting. These amounts are charged to the condensed consolidated statement of operations as incurred. Total research and development expenses were $43,690 and $60,299 for the three months ended September 30, 2019 and 2018, respectively. Total research and development expenses were $161,002 and $238,431 for the nine months ended September 30, 2019 and 2018, respectively.

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

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.
Concentrations

Accounts Receivable

The Company’s concentration of accounts receivable are as follows:

	As of
	September 30, 2019	December 31, 2018
Customer A	34%	58%
Customer B	31%	23%
Customer C	12%	-%
Customer D	10%	-%

Revenue

The concentration of revenue for the three and nine months ended September 30, 2019 and 2018, respectively are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Customer A	-	-	10%	-

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

The operations and cash flows of the Suisun City Operations are presented as discontinued operations. The operating results of the Suisun City Operations for the three and nine months ended September 30, 2018 were as follows:

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018

Revenues	$3,222,928	$10,871,777
Cost of revenues	2,649,168	8,576,847
Gross profit	573,760	2,294,930

Selling, general and administrative expenses	575,248	1,691,934
Depreciation and amortization	78,954	221,897
Total Operating Expenses	654,202	1,913,831

Operating income (loss)	(80,442)	381,099

Interest expense, net	(3,294)	(3,892)

Net income (loss) from discontinued operations	$(83,736)	$377,207

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.
Capitalized Software

Capitalized software consists of the following as of:

	As of
	September 30, 2019	December 31, 2018
Software	$1,442,737	$1,324,275
Accumulated amortization	(964,608)	(665,183)
Total	$478,129	$659,092

Minimum future amortization expense for capitalized software from September 30, 2019 is as follows:

Year	Amortization Expense
2019 (remaining three months)	$91,542
2020	263,468
2021	113,578
2022	9,541
Total amortization expense	$478,129

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

In connection with the Merger, the holders of the Notes entered into lock-up agreements pursuant to which they have agreed not to sell the 85,573 shares of common stock received upon conversion of the Notes in connection with the Merger. The length of the lock-up period was up to 120 days. In accordance with ASC 815-40-15-6, the Company considers the lock-up agreements contingent options exchanged in a contemplated business combination. The lock-up agreements are considered “lock-up options” that are issued and accounted for upon the Merger. For the three and nine months ended September 30, 2018, the Company recorded $0 and $672,144 as interest expense in relation to the lock-up agreements in the accompanying 2018 unaudited consolidated statement of operations.

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

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating right-of-use lease assets and lease liabilities on the consolidated balance sheets, totaling $3,772 and $0 at September 30, 2019, respectively, including $7,544 of operating right-of-use assets previously prepaid at lease commencement.

The Company’s weighted-average remaining lease term relating to its operating leases is 0.5 years and weighted-average remaining payments for operating lease liabilities is 0 years, with a weighted-average discount rate of 6.00%.

Operating lease expense is recognized on a straight-line basis over the lease term within selling, general and administrative expenses on the Company’s condensed consolidated statement of operations. The Company incurred lease expense of $2,493 and $7,606 for the three months ended September 30, 2019 and 2018, respectively. The Company incurred lease expense of $20,757 and $35,064 for the nine months ended September 30, 2019 and 2018, respectively. The Company made cash payments of $21,123 for operating leases for the nine months ended September 30, 2019.

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.
Commitments and Contingencies

Lease Agreements

The Company leases office space in New York City on a month-to-month basis, with a condition of a 60 day notice to terminate. For the three months ended September 30, 2019 and 2018, rent expense for the Company’s facilities was $11,000 and $48,000, respectively. For the nine months ended September 30, 2019 and 2018, rent expense for the Company’s facilities was $47,000 and $122,000 respectively. The Company has taken the short term lease exception and not recorded a lease liability or right-of-use asset for this lease.

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

Other

As of December 31, 2018, the Company had accrued approximately $232,000 for the settlement of multiple employment disputes. During the nine months ended September 30, 2019, approximately $147,000 of this amount was settled upon payment. For the nine months ended September 30, 2019 and 2018, $89,000 and $117,000, respectively, was expensed and accrued for settlements. As of September 30, 2019, approximately $174,000 remains accrued for the settlement of employment disputes. As of September 30, 2019, the Company has entered into multiple settlement agreements with former employees for which it has agreed to make monthly settlement payments which will occur through December 31, 2019.

On March 23, 2018, DropCar was made aware of an audit being conducted by the New York State Department of Labor (“DOL”) regarding a claim filed by an employee. The DOL is investigating whether DropCar properly paid overtime for which DropCar has raised several defenses. In addition, the DOL is conducting its audit to determine whether the Company owes spread of hours pay (an hour’s pay for each day an employee worked or was scheduled for a period over ten hours in a day). If the DOL determines that monies are owed, the DOL will seek a backpay order, which management believes will not, either individually or in the aggregate, have a material adverse effect on DropCar’s business, consolidated financial position, results of operations or cash flows. As of September 30, 2019, the Company has accrued approximately $60,000 in relation to these matters.

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

During the nine months ended September 30, 2019, the Company issued 1,412,420 shares of common stock from the conversion of 21,591 shares of Series H-4 Convertible Preferred stock.

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the nine months ended September 30, 2019, the Company granted 116,666 shares of common stock to a service provider and recorded $222,200 stock based compensation as a part of general and administrative expense in the Company’s consolidated statements of operations.

During the nine months ended September 30, 2019, the Company issued 277,778 shares of common stock from the exercise of Series K warrants and received cash proceeds of $16,667.

During the nine months ended September 30, 2019, the Company issued 31,646 shares of common stock to a director and recorded $25,000 stock based compensation as part of general and administrative expenses in the Company’s consolidated statements of operations. Concurrently and upon vesting, the Company paid $9,857 of personal withholding taxes for the grantee and reserved 12,477 shares of common stock as consideration for the cash paid which was immediately retired.

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

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

During the nine months ended September 30, 2019, investors converted 21,591 shares of Series H-4 Stock into 1,412,420 shares of Common Stock.

Stock Based Compensation

Service Based Restricted Stock Units and Common Stock

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

On July 30, 2019, the Company’s compensation committee approved the grant of shares of common stock in an amount equal to $260,000, the number of shares to be determined based on the closing price of the Company’s common stock on the date of grant. One half of the shares vested on July 31, 2019 and the remaining shares shall vest in two equal quarterly installments over the following six-month period. The grant is for services rendered for the period from February 1, 2019 through January 31, 2020.

On August 27, 2019, the board of directors approved the grant of 164,559 shares of vested common stock determined by the closing price of the Company’s common stock on August 27, 2019. The Company issued 31,646 shares of common stock to one board member; 132,913 vested shares have not been issued because not enough authorized and unissued shares remain in the equity incentive plan. On November 14, 2019 the board of directors modified the terms to convert the grant to a contingent payment payable upon a merger or change in control within twelve months. Upon a merger or change in control, the board of directors will have the option to satisfy the director payments in the form of cash or equity, if available. For the three and nine months ended September 30, 2019, the Company recorded $66,005 and $172,142, respectively, as general and administrative expense related to this grant. From this grant, the Company issued 31,646 shares on August 27, 2019 to one grantee and recognized a total of $25,000 as a credit to additional paid in capital for restricted stock units issued to the board of directors. The balance of the accrual is recorded and carried forward through accrued expenses.

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Employee and Non-employee Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2019:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	302,772	$18.30	7.20	$-
Granted	99,072	2.32		-
Forfeited	(21,448)	13.09		-
Outstanding at September 30, 2019	380,396	$14.43	7.09	$-

At September 30, 2019, unamortized stock compensation for stock options was approximately $162,766, with a weighted-average recognition period of 1.32 years.

Share Based Compensation

The following table sets forth total non-cash stock-based compensation for common stock, RSUs and options issued to employees and non-employees by operating statement classification for the three and nine months ended September 30, 2019 and 2018:

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018
Research and development	$3,799	$2,127	$11,274	$8,837
Selling, general and administrative	(53,862)	785,609	576,782	2,426,701
Total	$(50,063)	$787,736	$588,056	$2,435,538

The Company recorded a reduction in non-cash stock-based compensation expense for the three months ended September 30, 2019 in the amount of $50,063. This was a result of $97,079 expensed for stock-based compensation, and concurrently $147,142 of stock-based compensation was reversed and reclassified as cash based compensation. As per the statement of changes in stockholders’ equity, $56,074 was recorded as additional paid-in capital in connection with share-based compensation during the three months ended September 30, 2019.

Non-cash stock-based compensation for the nine months ended September 30, 2019 was $588,056. As per the statement of changes in stockholders’ equity, $592,780 was recorded as to additional paid-in capital in connection with share-based compensation during the nine months ended September 30, 2019. The difference was due to a portion of share-based payment that was recorded as a accrued expense at December 31, 2018 and issued during the nine monthsended September 30, 2019.

Stock option pricing model

The fair value of the stock options granted during the three and nine months ended September 30, 2019, was estimated at the date of grant using the Black-Scholes options pricing model with the following assumptions:

	For the three and nine months ended September 30,
	2019	2018
Fair value of common stock	$2.32	$10.92 – $13.26
Expected volatility	151.76%	118.10% - 143.50%
Dividend yield	$-	$-
Risk-free interest	2.70%	2.85% - 3.00%
Expected life (years)	5.5	5.125 - 5.33

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

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

During the nine months ended September 30, 2019, the Company issued 277,778 shares of common stock from the exercise of Series K warrants and received cash proceeds of $16,667.

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding and exercisable at December 31, 2018	863,084	$6.00	2.51
Exercised, K Warrants	(277,778)	0.06	-
Outstanding and exercisable at September 30, 2019	585,306	$8.85	2.95

The warrants expire through the years 2020-2023.

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

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Pursuant to the terms of the Consulting Agreement, Ascentaur has agreed to provide advisory services with respect to the strategic development and growth of the Company, including advising the Company on market strategy and overall Company strategy, advising the Company on the sale of the Company’s Suisun City Operations, providing assistance to the Company in identifying and recruiting prospective employees, customers, business partners, investors and advisors that offer desirable administrative, financing, investment, technical, marketing and/or strategic expertise, and performing such other services pertaining to the Company’s business as the Company and Ascentaur may from time to time mutually agree. The term of the Consulting Agreement commenced on July 11, 2018 and will continue until terminated in accordance with the terms of the Consulting Agreement. During the three and nine months ended September 30, 2019, the Company recorded $- and $30,400, respectively, as general and administrative related to this consulting agreement. As of September 30, 2019, the balance in accounts payable was $0.

During the nine months ended September 30, 2019, the Company sold Alpha Capital Anstalt, a significant shareholder, as part of a registered public offering, 299,043 shares of common stock for $1,235,000, net of offering expenses of $15,000. Additionally, during the nine months ended September 30, 2019. Alpha Capital Anstalt was issued of 277,778 shares of common stock upon its exercise of Series K warrants with cash proceeds to the Company of $16,667.

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

Reverse Stock Split

On March 8, 2019, we filed a certificate of amendment to our amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a one-for-six reverse stock split of our outstanding shares of common stock. Such amendment and ratio were previously approved by our stockholders and board of directors, respectively. As a result of the reverse stock split, every six shares of our outstanding pre-reverse split common stock were combined and reclassified into one share of common stock. Proportionate voting rights and other rights of common stockholders were not affected by the reverse stock split. Stockholders who would otherwise have held a fractional share of common stock received payment in cash in lieu of any such resulting fractional shares of common stock, as the post-reverse split amounts of common stock were rounded down to the nearest full share. Unless otherwise noted, all share and per share data included in these financial statements retroactively reflect the 1-for-6 reverse stock split.

Securities Offerings

On March 26, 2019, we entered into a Securities Purchase Agreement with certain existing investors, pursuant to which we sold, in a registered public offering by us directly to the investors an aggregate of 478,469 shares of common stock, at an offering price of $4.18 per share for proceeds of $1,985,001 net of offering expenses of $15,000.

Results of Operations

We have never been profitable and have incurred significant operating losses in each year since inception. Net losses for nine months ended September 30, 2019 and 2018 were approximately $3.8 million and $11.8 million, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with our valet workforce, parking and technology development programs and from general and administrative costs associated with our operations. As of September 30, 2019, we had net working capital of approximately $1.2 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we continue the development of our comprehensive Vehicle Support Platform across business-to-consumer and business-to-business clientele. Accordingly, we will continue to require substantial additional capital to continue our commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including the timing and results of our commercialization efforts.

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

The operations and cash flows of the Suisun City Operations are presented as discontinued operations. The operating results of the Suisun City Operations for the three and nine months ended September 30, 2018 were as follows:

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018

Revenues	$3,222,928	$10,871,777
Cost of revenues	2,649,168	8,576,847
Gross profit	573,760	2,294,930

Selling, general and administrative expenses	575,248	1,691,934
Depreciation and amortization	78,954	221,897
Total Operating Expenses	654,202	1,913,831

Operating income (loss)	(80,442)	381,099

Interest expense, net	(3,294)	(3,892)

Net income (loss) from discontinued operations	$(83,736)	$377,207

The following discussion and analysis is based on our unaudited financial statements contained in this Quarterly Report, which we have prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. You should read the discussion and analysis together with such financial statements and the related notes thereto included elsewhere in this Quarterly Report.

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2018– Continuing Operations

Service Revenues

Service revenues during the three months ended September 30, 2019 totaled approximately $1.1 million, a decrease of approximately $0.3 million, compared to approximately $1.4 million recorded for the three months ended September 30, 2018. The decrease was primarily due to the decrease in consumer movements per month pertaining to “Steve” consumers and “Will” consumers. Consumer movements per month totaled approximately 734 for the three months ended September 30, 2019, a decrease of approximately 5,140 per month compared to the approximately 5,874 per month for the three months ended September 30, 2018. This decrease was primarily due to our discontinuation of our monthly parking with front door valet (“Steve”) service, (the on-demand valet and parking service through the mobile application). For the three months ended September 30, 2019, consumer movements were for valet on demand (“Will”) customers alone.

Cost of Revenue

Cost of revenue during the three months ended September 30, 2019 totaled approximately $1.0 million, a decrease of approximately $0.8 million, compared to approximately $1.8 million recorded for the three months ended September 30, 2018. This decrease was primarily due to the discontinuation of our Steve program which resulted in decreases of approximately $0.9 million in wages and related expenses, approximately $0.2 million in repairs and damages, approximately $0.1 million in travel and $0.1 million in cost of gas and other services sold, partially offset by an increase of approximately $0.1 million in parking garage fees, and approximately $0.1 million in insurance and other costs. These decreases are primarily due to the decrease in standby drivers who would service the consumers. Standby drivers totaled approximately 50 for the three months ended September 30, 2019, a decrease of approximately 200 compared to the approximately 250 standby drivers for the three months ended September 30, 2018.

We determined the previous Steve business model was too expensive to continue. The revenue that “Steve” produced was greater than the self-parking model; however, self-parking does not require a field operations team or standby drivers which results in a lower cost of revenue.

Research and Development

Research and development expenses for the three months ended September 30, 2019 totaled less than $0.1 million, a de minimis decrease, compared to approximately $0.1 million recorded for the three months ended September 30, 2018.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2019 totaled approximately $0.1 million, a decrease of approximately $1.1 million, compared to approximately $1.2 million recorded for the three months ended September 30, 2018. This decrease was primarily attributable to a decrease of approximately $0.1 million in wages and related expenses, approximately $0.5 million in marketing and training, and approximately $0.5 million in stock-based compensation. The decreases are primarily related to the decrease in our marketing campaign in relation to our services provided.

General and Administrative

General and administrative expenses for the three months ended September 30, 2019 totaled approximately $0.6 million, a decrease of approximately $0.8 million, compared to approximately $1.4 million recorded for the three months ended September 30, 2018. This decrease was primarily attributable to a decrease of approximately $0.2 million in wages and related expenses, approximately $0.2 million in professional fees, and approximately $0.5 in other costs, partially offset by an increase in stock-based compensation of approximately $0.1 million. The decreases are primarily related to the decrease in our personnel in an effort to reduce costs.

Depreciation and Amortization

Depreciation and amortization during the three months ended September 30, 2019 totaled approximately $0.1 million, which was consistent with approximately $0.1 million recorded for the three months ended September 30, 2018.

Comparison of Nine Months Ended September 30, 2019 and 2018– Continuing Operations

Service Revenues

Service revenues during the nine months ended September 30, 2019 totaled approximately $3.4 million, a decrease of approximately $1.6 million, compared to approximately $5.0 million recorded for the nine months ended September 30, 2018. The decrease was primarily due to the decrease in consumer movements per month pertaining to “Steve” consumers and “Will” consumers. Consumer movements per month totaled approximately 900 for the nine months ended September 30, 2019, a decrease of approximately 7,100 per month compared to the approximately 8,000 per month for the nine months ended September 30, 2018. This decrease was primarily due to our discontinuation of the Steve service, (the on-demand valet and parking service through the mobile application). For the nine months ended September 30, 2019, consumer movements were for Will customers alone.

Cost of Revenue

Cost of revenue during the nine months ended September 30, 2019 totaled approximately $3.2 million, a decrease of approximately $3.4 million, compared to approximately $6.6 million recorded for the nine months ended September 30, 2018. This decrease was primarily due to the discontinuation of our “Steve” program which resulted in decreases of approximately $3.0 million in wages and related expenses, approximately $0.5 million in repairs and damages, approximately $0.2 million in travel and approximately $0.2 million in cost of gas and other services sold, and approximately $0.1 in other costs, partially offset by an increase of approximately $0.3 million in parking garage fees and approximately $0.1 million in insurance. These decreases are primarily due to the decrease in standby drivers who would service the consumers. Standby drivers totaled approximately 50 for the nine months ended September 30, 2019, a decrease of approximately 200 compared to the approximately 250 standby drivers for the nine months ended September 30, 2018.

We determined the previous “Steve” business model was too expensive to continue. The revenue that “Steve” produced was greater than the self-parking model; however, self-parking does not require a field operations team or standby drivers.

Research and Development

Research and development expenses for the nine months ended September 30, 2019 totaled approximately $0.2 million, a decrease of less than $0.1 million, compared to approximately $0.2 million recorded for the nine months ended September 30, 2018.

Sales and Marketing

Sales and marketing expenses for the nine months ended September 30, 2019 totaled approximately $0.6 million, a decrease of approximately $3.1 million, compared to approximately $3.7 million recorded for the nine months ended September 30, 2018. This decrease was primarily attributable to a decrease of approximately $0.5 million in wages and related expenses and approximately $1.8 million in marketing and training, approximately $0.8 million in stock-based compensation, and other costs totaling less than $0.1 million. The decreases are primarily related to the decrease in our marketing campaign in relation to our services provided.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2019 totaled approximately $2.9 million, a decrease of approximately $2.3 million, compared to approximately $5.2 million recorded for the nine months ended September 30, 2018. This decrease was primarily attributable to a decrease of approximately $0.6 million in stock-based compensation, approximately $0.4 million in wages and related expenses, approximately $0.1 in insurance, approximately $0.1 in recruitment and training, approximately $0.4 million in professional fees, and approximately $0.8 in other costs, partially offset by an increase of approximately $0.1 million in investor relations. The decreases are primarily related to the decrease in our personnel in an effort to reduce costs.

Depreciation and Amortization

Depreciation and amortization during the nine months ended September 30, 2019 totaled approximately $0.3 million, which was consistent with approximately $0.3 million recorded for the nine months ended September 30, 2018.

Other income (expense), net

Other income (expense), net during the nine months ended September 30, 2019 was $-, a decrease of approximately $1.1 million, compared to approximately $1.1 million recorded for the nine months ended September 30, 2018. Other income (expense), net primarily includes interest expense. This decrease in interest expense was primarily attributable to the conversion of outstanding convertible notes into equity upon the Merger and in relation to the lock-up agreements in 2018. There were no outstanding convertible notes as of September 30, 2019 and December 31, 2018.

Liquidity and Capital Resources

Since the inception of Private DropCar on September 12, 2014, we have incurred significant losses and negative cash flows from operations. Further, our sales and income potential of our business and market remain unproven. For the nine months ended September 30, 2019 and 2018, we had losses from continuing operations of approximately $3.7 million and $12.2 million, respectively. At September 30, 2019, we had an accumulated deficit of $33.4 million. We anticipate that we will continue to incur net losses into the foreseeable future and will need to raise additional capital to continue. At September 30, 2019, we had cash of $2.6 million. At these capital levels, we believe we do not have sufficient funds to continue to operate for a 12 month period from the date of the financial statements included in this Quarterly Report on Form 10-Q, by which point we will need to become profitable, improve cash flow from operations, begin selling property and equipment, or complete a new capital raise. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Our plans include raising funds from outside investors. However, there is no assurance that outside funding will be available to us, outside funding will be obtained on favorable terms or will provide us with sufficient capital to meet our objectives. These financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern. As such, the unaudited consolidated financial statements have been prepared under the assumption the Company will continue as a going concern.

On March 26, 2019, we entered into a Securities Purchase Agreement with certain existing investors, pursuant to which we agreed to issue and sell, in a registered public offering by us directly to the investors an aggregate of 478,469 shares of common stock, at an offering price of $4.18 per share for proceeds of approximately $2.0 million net of offering expenses of $15,000.

During the period ended September 30, 2019, we issued 277,778 shares of common stock from the exercise of Series K warrants and received cash proceeds of $16,667.

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

Net cash used in operating activities for the nine months ended September 30, 2019 was approximately $3.4 million, which includes a net loss from continuing operations of approximately $3.7 million, offset by non-cash expenses of approximately $0.9 million principally related to $0.3 million related of depreciation and amortization, and $0.6 million of stock-based compensation expense and other costs, and approximately $0.6 million of cash used by a change in net working capital items principally related to $0.8 million related to the decrease in accounts payable and accrued expenses, and lease liability, and $0.2 million related to the increase in accounts receivable, prepaid expenses, deferred revenue, and other assets.

Net cash used in operating activities for the nine months ended September 30, 2018 was approximately $9.1 million, which includes a net loss from continuing operations of approximately $12.2 million, offset by non-cash expenses of approximately $3.6 million principally related to stock-based compensation expense of $2.4 million, non-cash interest expense of $0.7 million, depreciation and amortization of $0.3 million, approximately $0.5 million of cash used by a change in net working capital items principally related to a $0.3 million increase in prepaid expenses and other current assets, $0.1 million related to the decrease in accounts payable and accrued expenses, and to the decrease of $0.2 million of deferred income.

Investing Activities – Continuing Operations

Cash used in investing activities for the nine months ended September 30, 2019 of approximately $0.1 million primarily resulted from capitalization of software costs.

Cash used in investing activities during the nine months ended September 30, 2018 of approximately $0.4 million primarily resulted from capitalization of software costs and purchase of property and equipment.

Financing Activities – Continuing Operations

Cash provided by financing activities for the nine months ended September 30, 2019 totaled approximately $1.8 million, primarily resulting from proceeds of $2.0 million from the sale of the common stock, partially offset by excess tax benefits paid of approximately $0.2 million.

Cash provided by financing activities for the nine months ended September 30, 2018 totaled approximately $7.1 million, primarily resulting from proceeds of $6.9 million from the sale of the Series H-4 Shares and warrants and $0.3 million from the sale of common stock, offset by financing costs related to the Series H-4 Shares and warrants of approximately $0.1 million.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures

Our management, including the CEO and CFO, evaluated the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2019. Based on such evaluation, our CEO and CFO concluded the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on management’s assessment, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2019 as a result of the material weaknesses described below:

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
●
performing a comprehensive review of current procedures to ensure proper segregation of duties and compliance with the Company’s accounting policies and GAAP;
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

(c)
Changes in Internal Controls over Financial Reporting

Our remediation efforts were ongoing during the fiscal quarter ended September 30, 2019. Other than the remediation steps described above and the appointment of our new Chief Financial Officer described above, there were no other material changes in our internal control over financial reporting during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2018, we had accrued approximately $232,000 for the settlement of multiple employment disputes. During the nine months ended September 30, 2019, approximately $147,000 of this amount was settled upon payment. For the nine months ended September 30, 2019 and 2018, $89,000 and $117,000, respectively, was expensed and accrued for settlements. As of September 30, 2019, approximately $202,000 remains accrued for the settlement of employment disputes. As of September 30, 2019, we have entered into multiple settlement agreements with former employees for which we have agreed to make monthly settlement payments which will extend through the year ended December 31, 2019.

On March 23, 2018, we were made aware of an audit being conducted by the New York State Department of Labor (“DOL”) regarding a claim filed by an employee. The DOL is investigating whether we properly paid overtime for which we have raised several defenses. In addition, the DOL is conducting its audit to determine whether the we owe spread of hours pay (an hour’s pay for each day an employee worked or was scheduled for a period over ten hours in a day). If the DOL determines that monies are owed, the DOL will seek a backpay order, which management believes will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations or cash flows. As of September 30, 2019, we have accrued approximately $60,000 in relation to these matters.

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

101*
The following financial information from this Quarterly Report on Form 10-Q for the period ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DropCar, Inc.

Date: November 14, 2019	By:	/s/ Spencer Richardson
Spencer Richardson
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer (Principal Financial and Accounting Officer)