Form 10-K
period 2019-12-31
DropCar, Inc.
filed 2020-03-30
CIK 1086745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number: 001-34643

DROPCAR, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 1412 Broadway, Suite 2105 New York, New York (Address of principal executive offices)	98-0204758 (I.R.S. Employer Identification No.) 10018 (Zip Code)

Registrant’s telephone number, including area code (646) 342-1595

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, $0.0001 Par Value Per Share	DCAR	The Nasdaq Stock Market LLC

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, or the average bid and asked price of the common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,036,002.

As of March 25, 2020 there were 4,551,882 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III will be included in an amendment to this Annual Report on Form 10-K.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART 1

ITEM 1 – BUSINESS

Recent Developments

Merger and Asset Sale

On December 19, 2019, we entered into an Agreement and Plan of Merger and Reorganization with ABC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of ours (“Merger Sub”), and AYRO, Inc., a Delaware corporation (“AYRO”) (the “AYRO Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the AYRO Merger Agreement, Merger Sub will merge with and into AYRO, with AYRO continuing as our wholly owned subsidiary and the surviving corporation of the merger (the “AYRO Merger”).  We will issue shares of our common stock to the AYRO equity holders in connection with the AYRO Merger as merger consideration.

Also on December 19, 2019, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) by and among us, DropCar Operating Company, Inc., a Delaware corporation and wholly owned subsidiary of DropCar (“DropCar Operating”), DC Partners Acquisition, LLC (“DC Partners”), Spencer Richardson and David Newman, pursuant to which DropCar Operating agreed to sell substantially all of the assets associated with its business of providing vehicle support, fleet logistics and concierge services for both consumers and the automotive industry to an entity controlled by Messrs. Richardson and Newman, our current Chief Executive Officer and Chief Business Development Officer, respectively (the “Asset Sale Transaction”). The aggregate purchase price for the purchased assets consists of the cancellation of certain liabilities pursuant to those certain employment agreements by and between DropCar Operating and each of Messrs. Richardson and Newman, plus the assumption of certain liabilities relating to, or arising out of, workers’ compensation claims that occurred prior to the closing date of the Asset Purchase Agreement.

Following the AYRO Merger and the Asset Sale Transaction, it is anticipated that the combined company will focus its resources on executing AYRO’s current business plan.

Nasdaq Hearing

On September 6, 2019, we received notification from The Nasdaq Stock Market (“Nasdaq”) stating that we did not comply with the minimum $1.00 bid price requirement for continued listing set forth in Listing Rule 5550(a)(2) (the “Listing Rule”). In accordance with Nasdaq listing rules, we were afforded 180 calendar days (until March 4, 2020) to regain compliance with the Listing Rule. On March 5, 2020, we received notification from the Listing Qualification Department of Nasdaq that we had not regained compliance with the Listing Rule. The notification indicated that our common stock would be delisted from the Nasdaq Capital Market unless we request an appeal of this determination. On March 12, 2020, we requested a hearing to appeal the determination with the Nasdaq Hearings Panel (the “Panel”), which will stay the delisting of our securities pending the Panel’s decision. The hearing is scheduled for April 16, 2020. Our appeal to the Panel included a plan that sets forth a commitment to consider all available options to regain compliance with the Listing Rule, including the option to effectuate a reverse stock split upon receipt of stockholder approval, which we intend to seek in connection with the joint proxy statement and consent solicitation statement/prospectus filed with the Securities and Exchange Commission on February 14, 2020 in connection with the AYRO Merger, in order to bring our stock price over the $1.00 bid price requirement and to meet the $4.00 bid price initial listing requirement. However, there can be no assurance that we will be successful in regaining compliance with the Listing Rule.

Exchange Agreements

On February 5, 2020, we entered into separate exchange agreements (the “Exchange Agreements”) with the holders of existing Series H-5 Convertible Preferred Stock (the “Series H-5 Shares”), par value $0.0001 per share, to exchange an equivalent number of shares of our Series H-6 Convertible Preferred Stock (the “Series H-6 Shares”), par value $0.0001 per share (the “Exchange”). The Exchange closed on February 5, 2020. The purpose of the exchange was to grant voting rights to the holders of the Series H-6 Shares.

On February 5, 2020, we filed the Certificate of Designations, Preferences and Rights of the Series H-6 Shares (the “Series H-6 Certificate of Designation”) with the Secretary of State of the State of Delaware, establishing and designating the rights, powers and preferences of the Series H-6 Shares. We designated up to 50,000 shares of Series H-6 Shares and each share has a stated value of $72.00 (the “H-6 Stated Value”). Each Series H-6 Share is convertible at any time at the option of the holder thereof, into a number of shares of our common stock determined by dividing the H-6 Stated Value by the initial conversion price of $0.72 per share, subject to a 9.99% blocker provision. The Series H-6 Shares have the same dividend rights as the common stock, except as provided for in the Series H-6 Certificate of Designation or as otherwise required by law. The Series H-6 Shares also have the same voting rights as the common stock, except that in no event shall a holder of Series H-6 Shares be permitted to exercise a greater number of votes than such holder would have been entitled to cast if the Series H-6 Shares had immediately been converted into shares of common stock at a conversion price equal to $0.78 (subject to adjustment for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations, reverse stock splits or other similar events). In addition, a holder (together with its affiliates) may not be permitted to vote Series H-6 Shares held by such holder to the extent that such holder would beneficially own more than 9.99% of our common stock. In the event of any liquidation or dissolution, the Series H-6 Shares rank senior to the common stock in the distribution of assets, to the extent legally available for distribution.

Business

Overview

We are a provider of automotive vehicle support, fleet logistics and concierge services for both consumers and the automotive industry. In 2015, we launched our cloud-based Enterprise Vehicle Assistance and Logistics (“VAL”) platform and mobile application (“App”) to assist consumers and automotive-related companies to reduce the costs, hassles and inefficiencies of owning a car, or fleet of cars, in urban centers. Our VAL platform is a web-based interface to our core service that coordinates the movements and schedules of trained valets who pickup and drop off cars at dealerships and customer locations. The App tracks progress and provides email and text notifications on status to both dealers and customers, increasing the quality of communication and subsequent satisfaction with the service. To date, we operate primarily in the New York metropolitan area.

Despite expanding city populations and the growing dependence on cars for urban mobility, the shrinking supply of vehicle services (i.e., garages, service centers, etc.) is bottlenecking the next wave of transportation innovation. To solve for this systemic urban problem, our technology captures and analyzes real time data to dynamically optimize a rapidly growing network of professional valets across a suite of vehicle transport and high-touch support services.

We believe that consumers love the freedom and comfort of having a personal vehicle but are held hostage by their dependence on the physical location of garages and service centers for parking and maintenance. The continued population shift into cities and resulting increase in real estate prices are only compounding this burden. We seek to solve this problem by freeing clients from the reliance on the physical location of garages and service centers.

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

In response to this growing urban mobility challenge, we work directly with enterprises in the automotive space providing them with the ability to have our valets transport vehicles to and from customers, while also driving new revenue from new and existing customers and their vehicles from within our consumer subscription base.

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

How DropCar Works

Business-to-Consumer (“B2C”)

Our customers use DropCar to reduce the cost and hassles of owning a car through the following service:

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

Business-to-Business (“B2B”)

Our B2B customers rely on us to facilitate selling, leasing, renting and sharing their vehicles at scale in urban centers. While the types of businesses we work with are continuing to expand, our current primary B2B customers include:

●
OEMs, Dealers, and Leasing Agents — Using our technology platform and large network of readily available valets, we enable branded automobile dealerships, leasing companies, peer to peer platforms and OEMs to offer a unique level of convenience for their service center operations and customers by providing efficient pick-up and drop-off service. We also enable automotive-related companies to track and digitize the lifecycle of their vehicle movements; many of these companies have never had the technology or resources to track such data prior to our engagement. The combination of easy to access high-touch service fulfillment plus data maturation allows our B2B customers the ability to more quickly launch new service offerings without the need to incur the heavy up-front investments or long-term commitments historically associated with building and managing a dedicated in-house workforce. Dealers, peer to peer market places and manufacturers can leverage our fully hosted middleware and mobile App or can integrate our service into their own consumer mobile apps (or directly into the vehicle’s native software (e.g., OnStar®)) for seamless scheduling, maintenance and delivery services. In addition, our B2B customers can integrate our cost saving and convenient consumer support services and subscriptions (i.e., parking, fueling and washing, etc.) directly into their showroom sales and leasing offerings to increase the likelihood of a sale.

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

We believe that our vehicle storage and delivery service position us well within the new ecosystem — where our “virtual garage” provides consumers greater flexibility with transportation related solutions while helping reduce stress and costs associated with existing garages and crowded street parking.

DropCar Informatics

We also enable automotive-related businesses to capture, analyze and catalog critical data that is compiled into searchable databases about their customers and operations, including real time vehicle tracking, vehicle photos, vehicle inspection summaries, as well as consumer profiles and preferences.

We are actively integrating new tools into our platform to help businesses launch new products and services to deepen their customer relationships beyond the point of sale, including consumer-facing scheduling websites and tools for marketing into their own consumer subscriber base.

Vertical Integration and Future of Automotive Space

●
Vertical Integration — Today, we leverage our ability to aggregate demand around our core services alongside our logistics and fulfillment infrastructure to form margin attributive relationships with third-party vendors looking to grow their businesses. However, as our databases expand and we increase the predictability of our clients’ needs across these respective services, we may seek to acquire assets and service businesses to further try and increase margins and synergies while generating incremental investment returns derived from these assets.

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

Employees

As of March 25, 2020, we had 5 full time employees and 1 part time employee. We believe that our relations with our employees are good.

Properties

For our self-park business, we have month to month agreements with a number of garage companies strategically located throughout Manhattan and Brooklyn which, among other items, permit our customers parking access. Through our large inventory of monthly subscriptions, we are able to favorably negotiate underutilized parking spaces throughout our coverage areas and cost effectively store vehicles for our B2C customers. We also have certain arrangements from time to time with garage facilities for specific event days and other parking needs where an event is seeking our valet services.

Intellectual Property

Our primary source of revenue is generated by our service offerings through our proprietary mobile App, available for download on the Apple iTunes App Store and the Google Play Store. We developed our App using a dedicated third-party code development team. We own the software code associated with our mobile App. The App centralizes and automates the management of our reservations, vehicle locations, customer service and payment to optimize customer experience, minimize costs and leverage efficiencies.

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

We use third-party software for our credit card payment processing which has been integrated directly into our application platform. This third-party payment processing software allows us to provide for accurate billing and timely payment and gives us the flexibility to scale the business.

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

Competition

With respect to our B2C services, our competitors include traditional parking garages and service centers, emerging maintenance and repair mobile application providers and alternatives to traditional car ownership and leasing for personal mobility (i.e., e-hailing, car sharing, renting, etc.).

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

Historically, companies such as Luxe, which closed operations in July 2017 and subsequently sold their technology to Volvo in September 2017, and Valet Anywhere, which closed operations in July 2016, have unsuccessfully tried to build similar on-demand service models. We believe these companies failed due to multiple factors, including the use of expensive in-city garages, a parking-only focus and low valet utilization rates directed only to servicing consumers (B2C). Unlike these historical competitors, we attempt to solve for these issues by offering a self-service option priced at a positive gross margin and billed in advance of the month’s usage, and by seeking to more effectively optimize valet utilization across both B2C and B2B clients. We believe that this diversification of services and revenue streams is critical for building a more compelling and scalable vehicle support platform that is positioned to benefit from larger urban mobility trends.

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

Many of these competitors do not include transportation of the vehicle for servicing but bring the service to the vehicle. We believe this limits the scope of services that can be provided and also poses significant logistical challenges in busy urban environments that are likely to limit the ability to grow such operations. Moreover, our approach to consolidating such support services in parallel with our short-term and long-term parking solutions creates a simpler “one stop shop” experience which we believe is attractive to time-pressed consumers and businesses.

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

Government Regulation

Other than to maintain our corporate good standing in the jurisdictions in which we operate and laws and regulations affecting employers generally, we do not believe we are currently subject to any direct material government regulations or oversight. We do not own the vehicles that are used in our business service (other than the vehicles we own to deploy valets), nor do we currently own any of the facilities used to store or service such vehicles. Although various jurisdictions and government agencies are considering implementing legislation in response to the rise of other ride- and car-sharing enterprises, such as Uber Technologies Inc., currently no such legislation exists that we believe has jurisdiction over, or applicability to, our operations.

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

Risks Related to the AYRO Merger

There is no assurance when or if the AYRO Merger will be completed. Any delay in completing the AYRO Merger may substantially reduce the intended benefits that we and AYRO expect to obtain from the AYRO Merger.

Completion of the AYRO Merger is subject to the satisfaction or waiver of a number of conditions, as set forth in the AYRO Merger Agreement, including the approval by our stockholders, approval by Nasdaq of our application for initial listing of our common stock in connection with the AYRO Merger, and other customary closing conditions. There can be no assurance that we and AYRO will be able to satisfy the closing conditions or that closing conditions beyond our control will be satisfied or waived. If the conditions are not satisfied or waived, the AYRO Merger may not occur or will be delayed, and we and AYRO each may lose some or all of the intended benefits of the AYRO Merger. In addition, if the AYRO Merger Agreement is terminated under certain circumstances, we or AYRO may be required to pay a termination fee of $1,000,000. Moreover, we and AYRO have incurred and expect to continue to incur significant expenses related to the AYRO Merger, such as legal and accounting fees, some of which must be paid even if the AYRO Merger is not completed.

In addition, if the AYRO Merger Agreement is terminated and our or AYRO’s board of directors determines to seek another business combination, we may not be able to find a third party willing to provide equivalent or more attractive consideration than the consideration to be provided by us and AYRO in the AYRO Merger. In such circumstances, DropCar’s board of directors ( the “Board of Directors”) may elect to, among other things, divest all or a portion of our business, or take the steps necessary to liquidate all of our business and assets, and in either such case, the consideration that we receive may be less attractive than the consideration we receive pursuant to the AYRO Merger Agreement.

The issuance of shares of our common stock to AYRO stockholders in the AYRO Merger will substantially dilute the voting power of our current stockholders. Having a minority share position may reduce the influence that current stockholders have on our management.

Pursuant to the terms of the AYRO Merger Agreement, at the effective time of the AYRO Merger, we will issue approximately 41,927,211 pre-reverse stock split shares of our common stock to AYRO equity holders as merger consideration, including shares to be issued in respect of the sale by AYRO prior to the AYRO Merger of shares of AYRO common stock (or common stock equivalents) representing an aggregate of 16.55% of the outstanding common stock of the combined company after giving effect to the AYRO Merger and warrants to purchase an equivalent number of shares of AYRO common stock for an aggregate purchase price of $2.0 million (the “AYRO Private Placement”) shares and upon conversion of the bridge loans immediately prior to the closing of the AYRO Merger. As a result, assuming the conversion of all shares of our preferred stock into common stock and the exercise of the  pre-funded warrants to purchase an aggregate of 1,750,000 shares of AYRO common stock at an exercise price of $0.0001 per whole share (the “Pre-funded Warrants”), upon completion of the AYRO Merger, our current stockholders will hold 9,902,276 pre-reverse stock split shares, or approximately 18.0% of the issued and outstanding equity; former AYRO stockholders will own 43,458,376 pre-reverse stock split shares, or approximately 79.0% of the issued and outstanding equity in our common stock, in each case, excluding certain warrants, options and restricted stock units (“RSUs”); and the financial advisor to us and AYRO will own approximately 1,650,329 pre-reverse stock split shares, or approximately 3% of our outstanding equity. Accordingly, the issuance of the shares of our common stock to AYRO equity holders in the AYRO Merger will significantly reduce the ownership stake and relative voting power of each share of our common stock held by our current stockholders. Consequently, following the AYRO Merger, the ability of our current stockholders to influence the management of the company will be substantially reduced.

Because the lack of a public market for AYRO common stock makes it difficult to evaluate the fairness of the AYRO Merger, AYRO stockholders may receive consideration in the AYRO Merger that is greater than or less than the fair market value of AYRO common stock.

The outstanding capital stock of AYRO is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of AYRO shares. Since the percentage of our common stock to be issued to AYRO equity holders was determined based on negotiations between us and AYRO, it is possible that the value of our common stock to be issued in connection with the AYRO Merger will be greater than the fair market value of AYRO shares. Alternatively, it is possible that the value of the shares of our common stock to be issued in connection with the AYRO Merger will be less than the fair market value of AYRO shares.

Our directors and officers and AYRO’s directors and officers may have interests in the AYRO Merger that are different from, or in addition to, those of our stockholders and AYRO stockholders generally that may influence them to support or approve the AYRO Merger.

Our officers and directors and AYRO’s officers and directors may have interests in the AYRO Merger that are different from, or are in addition to, those of our stockholders and AYRO stockholders generally. Effective upon the closing of the AYRO Merger, Mr. Keller and Mr. Smith will be employed by the combined company and receive compensation and other consideration. Three of our current directors, which shall include Joshua Silverman and two other current directors, and all of the current directors of AYRO will be appointed as directors of the combined company after the completion of the AYRO Merger and will receive cash and equity compensation in consideration for such service. All of AYRO’s executive officers are expected to continue to serve as our executive officers after the completion of the AYRO Merger. Each outstanding stock option to acquire shares of AYRO common stock held by executive officers and directors of AYRO will be converted into an option to acquire shares of our common stock. In addition, our directors and executive officers and AYRO’s directors and executive officers also have certain rights to indemnification or to directors’ and officers’ liability insurance that will survive the completion of the AYRO Merger. These interests may have influenced our directors and executive officers and AYRO’s directors and executive officers to support or recommend the proposals presented to our stockholders and AYRO stockholders.

The announcement and pendency of the AYRO Merger could have an adverse effect on our or AYRO’s business, financial condition, results of operations or business prospects.

The announcement and pendency of the AYRO Merger could disrupt our and/or AYRO’s businesses in the following ways, among others:

●
our or AYRO’s current and prospective employees could experience uncertainty about their future roles within the combined company, and this uncertainty might adversely affect our or AYRO’s ability to retain, recruit and motivate key personnel;

●
the attention of our or AYRO’s management may be directed towards the completion of the AYRO Merger and other transaction-related considerations and may be diverted from our or AYRO’s day-to-day business operations, as applicable, and matters related to the AYRO Merger may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to us or AYRO, as applicable;

●
customers, prospective customers, suppliers, collaborators and other third parties with business relationships with us or AYRO may decide not to renew or may decide to seek to terminate, change or renegotiate their relationships with us or AYRO as a result of the AYRO Merger, whether pursuant to the terms of their existing agreements with us or AYRO; and

●	the market price of our common stock may decline to the extent that the current market price reflects a market assumption that the AYRO Merger will be completed.

Should they occur, any of these matters could adversely affect the businesses of, or harm the financial condition, results of operations or business prospects of, the company or AYRO.

During the pendency of the AYRO Merger, the company or AYRO may not be able to enter into a business combination with another party and will be subject to contractual limitations on certain actions because of restrictions in the AYRO Merger Agreement.

Covenants in the AYRO Merger Agreement impede our or AYRO’s ability to make acquisitions or complete other transactions that are not in the ordinary course of business pending completion of the AYRO Merger, other than the sale of substantially all of our assets pursuant to the Asset Purchase Agreement, the AYRO Private Placement and the issuance of the Pre-funded Warrants to be issued in a nominal stock subscription (the “Nominal Stock Subscription”). As a result, if the AYRO Merger is not completed, we and AYRO may be at a disadvantage to our competitors, respectively. In addition, while the AYRO Merger Agreement is in effect and subject to limited exceptions, both us and AYRO are prohibited from soliciting, initiating, encouraging or taking actions designed to facilitate any inquiries or the making of any proposal or offer that could lead to the entering into certain extraordinary transactions with any third party, such as a sale of assets, an acquisition, a tender offer, a merger or other business combination outside the ordinary course of business. These restrictions may prevent us and AYRO from pursuing otherwise attractive business opportunities or other capital structure alternatives and making other changes to our business or executing certain of our business strategies prior to the completion of the AYRO Merger, which could be favorable to our stockholders or AYRO stockholders.

Certain provisions of the AYRO Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the arrangements contemplated by the AYRO Merger Agreement.

The terms of the AYRO Merger Agreement prohibit each of us and AYRO from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances if our Board of Directors determines in good faith, after consultation with our independent financial advisor, if any, and outside counsel, that an unsolicited competing proposal constitutes, or would reasonably be expected to result in, a superior competing proposal and that failure to take such action would be reasonably likely to result in a breach of the fiduciary duties of our Board of Directors. In addition, if we or AYRO terminate the AYRO Merger Agreement under specified circumstances, including, in our case, terminating because of a decision of our Board of Directors to recommend a superior competing proposal, we or AYRO would be required to pay a termination fee of $1,000,000. This termination fee may discourage third parties from submitting competing proposals to us or our stockholders and may cause our Board of Directors to be less inclined to recommend a competing proposal.

The rights of AYRO stockholders who become our stockholders in the AYRO Merger and our stockholders following the AYRO Merger will be governed by an amended and restated charter and amended and restated bylaws.

Upon consummation of the AYRO Merger, outstanding shares of AYRO common stock will be converted into the right to receive shares of our common stock. AYRO stockholders who receive shares of our common stock in the AYRO Merger will become our stockholders. As a result, AYRO stockholders who become our stockholders will be governed by our organizational documents and bylaws, rather than being governed by AYRO’s organizational documents and bylaws. Pursuant to the AYRO Merger Agreement, our charter will be amended and restated, subject to our stockholders’ approval, and our bylaws will be amended and restated, immediately prior to the effective time of the AYRO Merger.

The Exchange Ratio is not adjustable based on the market price of our common stock, so the merger consideration at the closing may have a greater or lesser value than at the time the AYRO Merger Agreement was signed.

If the AYRO Merger is completed, holders of outstanding shares of AYRO common stock and preferred stock will be entitled to receive 1.1893 shares of our common stock per share of AYRO common stock they hold or into which their shares of preferred stock convert (the “Exchange Ratio”). The AYRO Merger Agreement has set the Exchange Ratio formula for the AYRO common stock, and the Exchange Ratio is only adjustable upward or downward to reflect our and AYRO’s equity capitalization as of immediately prior to the effective time of the AYRO Merger. Any changes in the market price of common stock before the completion of the AYRO Merger will not affect the number of shares AYRO securityholders will be entitled to receive pursuant to the AYRO Merger Agreement. Therefore, if before the completion of the AYRO Merger, the market price of our common stock declines from the market price on the date of the AYRO Merger Agreement, then AYRO securityholders could receive merger consideration with substantially lower value. Similarly, if before the completion of the AYRO Merger, the market price of our common stock increases from the market price on the date of the AYRO Merger Agreement, then AYRO securityholders could receive merger consideration with substantially more value for their shares of AYRO capital stock than had been negotiated for in the establishment of the Exchange Ratio.

If the AYRO Merger does not qualify as a reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, or is otherwise taxable to U.S. AYRO equity holders, then such holders may be required to pay U.S. federal income taxes.

For U.S. federal income tax purposes, the AYRO Merger is intended to constitute a reorganization within the meaning of Section 368(a) of the Code. If the Internal Revenue Services (the “IRS”) or a court determines that the AYRO Merger should not be treated as a reorganization, a holder of AYRO common stock and warrants would recognize taxable gain or loss upon the exchange of AYRO common stock and conversion of warrants for our common stock and warrants pursuant to the AYRO Merger Agreement.

We have incurred, and expect to continue to incur, substantial expenses related to the AYRO Merger.

We have incurred, and expect to continue to incur substantial expenses in connection with the AYRO Merger, as well as operating as a public company. We will incur significant fees and expenses relating to legal, accounting, financial advisory and other transaction fees and costs associated with the AYRO Merger. Actual transaction costs may substantially exceed estimates and may have an adverse effect on the combined company’s financial condition and operating results.

Failure to complete the AYRO Merger could negatively affect the value of our common stock and the future business and financial results of both us and AYRO.

If the AYRO Merger is not completed, our ongoing businesses and AYRO’s ongoing business, as the case may be, could be adversely affected and we and AYRO will be subject to a variety of risks associated with the failure to complete the AYRO Merger, including without limitation the following:

●	diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the AYRO Merger;

●	reputational harm due to the adverse perception of any failure to successfully complete the AYRO Merger; and

●	having to pay certain costs relating to the AYRO Merger, such as legal, accounting, financial advisory, filing and printing fees.

If the AYRO Merger is not completed, these risks could materially affect the market price of our common stock and the business and financial results of both us and AYRO.

The AYRO Merger is expected to result in a limitation on the combined company’s ability to utilize its net operating loss carryforward.

Under Section 382 of the Code, use of our net operating loss carryforwards (“NOLs”) will be limited if we experience a cumulative change in ownership of greater than 50% in a moving three-year period. We will experience an ownership change as a result of the AYRO Merger and therefore our ability to utilize our NOLs and certain credit carryforwards remaining at the effective time of the AYRO Merger will be limited. The limitation will be determined by the fair market value of our common stock outstanding prior to the ownership change, multiplied by the applicable federal rate. It is expected that the AYRO Merger will impose a limitation on our NOLs. Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs.

The opinion received by our Board of Directors from Gemini has not been, and is not expected to be, updated to reflect changes in circumstances that may have occurred since the date of the opinion.

At a meeting held on December 18, 2019, our financial advisor, Gemini, rendered its opinion as to the fairness of the merger consideration from a financial point of view to the company as of the date of such opinion, and such opinion was one of many factors considered by our Board of Directors in approving the AYRO Merger. The opinion does not speak as of the time the AYRO Merger will be completed or any date other than the date of such opinion. Subsequent changes in the operation and prospects of the company or AYRO, general market and economic conditions and other factors that may be beyond the control of the company or AYRO, may significantly alter the value of the company or AYRO or the prices of the shares of our common stock by the time the AYRO Merger is to be completed. The opinion does not address the fairness of the merger consideration from our financial point of view at the time the AYRO Merger is to be completed, or as of any other date other than the date of such opinion, and the AYRO Merger Agreement does not require that the opinion be updated, revised or reaffirmed prior to the closing of the AYRO Merger to reflect any changes in circumstances between the date of the signing of the AYRO Merger Agreement and the completion of the AYRO Merger as a condition to closing the AYRO Merger.

The AYRO Merger may be completed even though material adverse changes may result from the announcement of the AYRO Merger, industry-wide changes or other causes.

In general, the company or AYRO can refuse to complete the AYRO Merger if there is a material adverse change (as defined in the AYRO Merger Agreement) affecting the other party between December 19, 2019, the date of the AYRO Merger Agreement, and the closing of the AYRO Merger. However, some types of changes do not permit either us or AYRO to refuse to complete the AYRO Merger, even if such changes would materially and adversely affect us or AYRO, as the case may be:

●	changes in general economic, business, financial or market conditions;

●	changes or events affecting the industries or industry sectors in which we or AYRO operate generally;

●	changes in generally accepted accounting principles;

●	changes in laws, rules, regulations, decrees, rulings, ordinances, codes or requirements issued, enacted, adopted or otherwise put into effect by or under the authority of any governmental body;

●	changes caused by the announcement or pendency of the AYRO Merger;

●	changes caused by any action taken by either us or AYRO with the prior written consent of the other party;

●	changes caused by any decision, action, or inaction by governmental or regulatory bodies, with respect to any of our products or AYRO’s products;

●	changes caused by any act of war, terrorism, national or international calamity or any other similar event;

●	with respect to us, a decline in our stock price; or

●	with respect to us, a change in the listing status of our common stock on Nasdaq.

If adverse changes occur but we and AYRO must still complete the AYRO Merger, the market price of our common stock may suffer.

We and AYRO may become involved in securities litigation or stockholder derivative litigation in connection with the AYRO Merger, and this could divert the attention of our management and AYRO’s management and harm the combined company’s business, and insurance coverage may not be sufficient to cover all related costs and damages.

Securities litigation or stockholder derivative litigation frequently follows the announcement of certain significant business transactions, such as the sale of a business division or announcement of a business combination transaction. We and AYRO may become involved in this type of litigation in connection with the AYRO Merger, and the combined company may become involved in this type of litigation in the future. Litigation is often expensive and diverts management’s attention and resources, which could adversely affect our business, the AYRO business and the combined company.

Risks Related to the Asset Sale Transaction

While the Asset Sale Transaction is pending, it creates unknown impacts on our future which could materially and adversely affect our business, financial condition and results of operations.

While the Asset Sale Transaction is pending, it creates unknown impacts on our future. Therefore, our current or potential business partners may decide to delay, defer or cancel entering into new business arrangements with us pending consummation of the Asset Sale Transaction. The occurrence of these events individually or in combination could materially and adversely affect our business, financial condition and results of operations.

The failure to consummate the Asset Sale Transaction may materially and adversely affect our business, financial condition and results of operations.

The Asset Sale Transaction is subject to various closing conditions including, among others: (i) the affirmative vote of the holders of a majority of the outstanding shares of our capital stock entitled to vote on the approval of the asset sale proposal and (ii) the consummation of a change in control transaction of our company, which will occur as a result of the AYRO Merger. We cannot control these conditions and cannot assure you that they will be satisfied. If the Asset Sale Transaction is not consummated, we may be subject to a number of risks, including the following:

●	we may not be able to consummate the AYRO Merger, the closing of which is conditioned upon the consummation of the Asset Sale Transaction;

●
we may not be able to identify an alternate transaction, or if an alternate transaction is identified, such alternate transaction may not result in equivalent terms as compared to what is proposed in the Asset Sale Transaction;

●	the trading price of our common stock may decline to the extent that the current market price reflects a market assumption that the Asset Sale Transaction will be consummated;

●	the failure to complete the Asset Sale Transaction may create doubt as to our ability to effectively implement our current business strategies;

●	our costs related to the Asset Sale Transaction, such as legal, accounting and financial advisory fees, must be paid even if the Asset Sale Transaction is not completed; and

●	our relationships with our customers, suppliers and employees may be damaged and our business may be harmed.

The occurrence of any of these events individually or in combination could materially and adversely affect our business, financial condition and results of operations, which could cause the market value of our common stock to decline.

Some of our executive officers have interests in the Asset Sale Transaction that may be in addition to, or different from, the interests of our stockholders.

Stockholders should be aware that our executive officers have financial interests in the Asset Sale Transaction that may be in addition to, or different from, the interests of our stockholders generally. Each of Mr. Richardson and Mr. Newman is a party to the Asset Purchase Agreement. Our Board of Directors was aware of and considered these potential interests, among other matters, in evaluating and negotiating the Asset Sale Transaction and Asset Purchase Agreement and in recommending to our stockholders that they approve the asset sale proposal.

Risks Related to Our Business Prior to the Consummation of the AYRO Merger

We have a history of losses and may be unable to achieve or sustain profitability.

We have incurred net losses in each year since our inception and as of December 31, 2019, we have an accumulated deficit of $34.7 million. Such losses are continuing to date. We do not know if our business operations will become profitable or if we will continue to incur net losses in the future. Our management expects to incur significant expenses in the future in connection with the development and expansion of our business, which will make it difficult for us to achieve and maintain future profitability. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, there can be no certainty regarding if or when we will achieve profitability, or if such profitability will be sustained.

Historical losses and negative cash flows from operations raise doubt about our ability to continue as a going concern.

Historically, we have suffered losses and have not generated positive cash flows from operations. This raises substantial doubt about our ability to continue as a going concern. The audit report of Friedman LLP for the year ended December 31, 2019 on our financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

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

If we raise additional funds by issuing equity or convertible debt securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of these stockholders. In addition, as a condition to providing us with additional funds, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of equity securities received any distribution of corporate assets.

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

Our business is logistically and technologically complex. This complexity has placed and may continue to place significant demands on our management and our operational and financial infrastructure, and it may be challenging to sustain in future growth periods. Many of our systems and operational practices were implemented when the company was at a smaller scale of operations. In addition, as we grow, we must implement new systems and software to help run our operations and must hire additional personnel. As our operations grow in size, scope and complexity, we will need to continue to improve and upgrade our systems and infrastructure to offer an increasing number of clients enhanced services, solutions and features. We may choose to commit significant financial, operational and technical resources in advance of an expected increase in the volume of our business, with no assurance that the volume of business will increase. Growth could also strain our ability to maintain reliable service levels for existing and new clients, which could adversely affect our reputation and business in the future. For example, in the past, we have experienced, and may in the future experience, situations where the demand for our services exceeded our estimates and our employee base was, and may in the future be, insufficient to support this higher demand. Our client experience and overall reputation could be harmed if we are unable to grow our employee base to support higher demand.

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

Our business, results of operations and financial condition may be materially adversely impacted by public health epidemics, including the recent coronavirus outbreak

Our business, results of operations and financial condition may be materially adversely impacted if a public health epidemic, including the recent coronavirus outbreak, interferes with our ability, or the ability of our employees, workers, contractors, suppliers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business. A public health epidemic, including the coronavirus, poses the risk of disruptions from the temporary closure of third-party suppliers and manufacturers, restrictions on our employees' and other service providers' ability to travel, the decreased willingness or ability of our customers to travel or to utilize our services and shutdowns that may be requested or mandated by governmental authorities. The extent to which the coronavirus may impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

We expect to face intense competition in the market for innovative logistics, valet and car storage services, and our business will suffer if we fail to compete effectively.

While we believe that our platform offers a number of advantages over existing service providers, we expect that the competitive environment for our logistics, valet and storage services will become more intense as companies enter the market. In addition, there are relatively low barriers to entry into our business. Currently, our primary competitors are public transportation, logistics, traditional valet and car storage providers, car sharing services and traditional rental car companies that have recently begun offering more innovative services. Many of our competitors have greater name recognition among our target clients and greater financial, technical and/or marketing resources than we have. Our competitors have resources that may enable them to respond more quickly to new or emerging technologies and changes in client preferences. These competitors could introduce new solutions with competitive prices or undertake more aggressive marketing campaigns than us. Failure to compete effectively could have a material adverse impact on our results of operations.

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

We currently operate Self-park in New York City. We must therefore compete for limited parking locations. Many cities are densely populated, and parking locations may not be available at locations that provide convenient access to our clients or on terms that are commercially reasonable. If we are unable to gain sustained access to a sufficient number of parking locations that are convenient to our clients, our ability to attract and retain clients will suffer. This challenge of finding adequate parking will grow if we are able to successfully grow our subscriber base. If we are unable to gain sustained access to a sufficient number of parking locations, or we are unable to gain such access on commercially reasonable terms, this could have a material adverse impact on our business, financial condition and results of operations.

If we fail to successfully execute our growth strategy, our business and prospects may be materially and adversely affected.

To date, we primarily operate in the New York metropolitan area. Our growth strategy includes expanding our services to new geographic locations, which may not succeed due to various factors, including one or more of the following: competition, our inability to build brand name recognition in these new markets, our inability to effectively market our services in these new markets or our inability to deliver high-quality services on a cost-effective, continuous and consistent basis. In addition, we may be unable to identify new cities with sufficient growth potential to expand our network, and we may fail to attract quality drivers and other employees and/or establish the necessary commercial relationships with local vendors that are required in order to deliver our services in these areas. If we fail to successfully execute our growth strategy, we may be unable to maintain and grow our business operation, and our business and prospects may be materially and adversely affected.

We may experience difficulties demonstrating the value to customers of newer, higher priced and higher margin services if they believe existing services are adequate to meet end customer expectations.

As we develop and introduces new services, we faces the risk that customers may not value or be willing to purchase these higher priced and higher margin services due to pricing constraints. Owing to the extensive time and resources that we invest in developing new services, if we are unable to sell customers new services, our revenue could decline and our business, financial condition, operating results and cash flows could be negatively affected.

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

We depend on third-party service providers to provide parking garages for our clients’ cars. In particular, we rely on local parking garage vendors to provide adequate convenient parking locations. We do not control the operation of these providers. If these third-party service providers terminate their relationship with us, decide to sell their facilities or do not provide convenient access to our clients’ vehicles, it would be disruptive to our business, as we are dependent on suitable parking locations within relative proximity of our clients’ residences and business locations. This disruption could harm our reputation and brand and may cause us to lose clients.

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

Our business can expose us to claims for property damage, personal injury and death resulting from the operation and storage of client cars by our drivers. While operating client cars, drivers could become involved in motor vehicle accidents due to mechanical or manufacturing defects, or user error by our employed driver or by a third-party driver that results in death or significant property damage for which we may be liable.

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

We maintain insurance for workers’ compensation, general liability, automobile liability, property damage and other insurable risks. We are responsible for claims exceeding our retained limits under our insurance policies, and while we endeavor to purchase insurance coverage corresponding to our assessment of risk, we cannot predict with certainty the frequency, nature or magnitude of claims or direct or consequential damages and may become exposed to liability at levels in excess of our historical levels resulting from unusually high losses or otherwise. Additionally, consolidation of entities in the insurance industry could impact our ability to obtain or renew policies at competitive rates, which could have a material adverse impact on our business, as would the incurrence of uninsured claims or the inability or refusal of our insurance carriers to pay otherwise insured claims. Any material changes in our insurance costs due to changes in frequency of claims, the severity of claims, the costs of premiums or for any other reason could have a material adverse effect on our financial position, results of operations, or cash flows.

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

If we are unable to protect confidential client information, our reputation may be harmed, and we may be exposed to liability and a loss of clients.

Our system stores, processes and transmits confidential client information, including location information and other sensitive data. We rely on encryption, authentication and other technologies to keep this information secure. We may not have adequately assessed the internal and external risks posed to the security of our systems and may not have implemented adequate preventative safeguards. In the event that the security of our system is compromised in the future, we may not take adequate reactionary measures. Any compromise of information security could expose our confidential client information, damaging our reputation and exposing the company to costly litigation and liability that could harm our business and operating results.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business, prevents us from accessing critical information or exposes us to liability, which could adversely affect our business and reputation.

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

Prior to the second quarter in 2018, we relied on outside consultants and other service providers for the majority of our accounting and financial support. During 2018, we hired new members to our management team. In February of 2019, we terminated our Chief Financial Officer and, on the same day, engaged a consultant to serve as our Chief Financial Officer going forward. We compete in the market for personnel against numerous companies, including larger, more established competitors who have significantly greater financial resources and may be in a better financial position to offer higher compensation packages to attract and retain human capital. We cannot be certain that we will be successful in attracting and retaining the skilled personnel necessary to operate our business effectively in the future.

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

As a public company, we face increased legal, accounting, administrative and other costs and expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, including the requirements of Section 404, and rules and regulations subsequently implemented by the SEC, the Public Company Accounting Oversight Board, and The Nasdaq Capital Market require public companies to meet certain corporate governance standards. A number of those requirements necessitate our management to carry out activities we have not done previously. For example, we have adopted new internal controls and disclosure controls and procedures. Our management and other personnel will need to devote a substantial amount of time to these requirements. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costlier. These increased costs will require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives.

Failure to establish and maintain effective internal controls in accordance with Sections 302 and 404 of the Sarbanes-Oxley Act could have an adverse effect on our business and stock price.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. We are required to disclose changes made in our internal controls and procedures on a quarterly basis. We are required to make our annual assessment of our internal controls over financial reporting pursuant to Section 404 as of December 31, 2019.

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

Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective due to the material weaknesses resulting from a limited segregation of duties among our employees with respect to our control activities and this deficiency is the result of our limited number of employees. We also identified material weaknesses surrounding the financial closing process and the recording of debt and equity transactions that occurred in the year ended December 31, 2019. These deficiencies may affect our management’s ability to determine if errors or inappropriate actions have taken place.

Provisions of our charter documents or Delaware law could delay or prevent an acquisition of the company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for you to change management.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control that our stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempt by our stockholders to replace or remove our current management by making it more difficult to replace or remove our Board of Directors. These provisions include:

●	the exclusive right of our Board of Directors to elect a director to fill a vacancy created by the expansion of our Board of Directors or the resignation, death or removal of a director;

●
a requirement that special meetings of our stockholders be called only by the chairman of our Board of Directors, our Board of Directors or a committee of our Board of Directors to whom such authority has been delegated;

●	an advance notice requirement for stockholder proposals and nominations;

●	the authority of our Board of Directors to issue preferred stock with such terms as our Board of Directors may determine; and

●	a requirement of approval of not less than 66 2/3% of all outstanding shares of our capital stock entitled to vote to amend any bylaws by stockholder action.

In addition, our amended and restated bylaws, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware will be the exclusive forum for: any derivative action or proceeding brought on Our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”). It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision and asserts claims under the Securities Act, inasmuch as Section 22 of the Securities Act of 1933, as amended (the “Securities Act”) creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rule and regulations thereunder. There is uncertainty as to whether a court would enforce such provision with respect to claims under the Securities Act, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

Provisions in our charter and other provisions of Delaware law could limit the price that investors are willing to pay in the future for shares of our common stock.

Risks Relating to Our Financial Position and Need for Additional Capital

Our ability to use NOLs may be limited.

At December 31, 2019, we had approximately $17.0 million of operating loss carryforwards for federal and approximately $17.0 million for New York state tax purposes that may be applied against future taxable income. The NOLs will begin to expire in the year 2037 if not utilized prior to that date. To the extent available, we intend to use these NOLs to reduce the corporate income tax liability associated with our operations. The ability to utilize these NOLs may be limited under Section 382 of the Code, which apply if an ownership change occurs. It is expected that the AYRO Merger will impose a limitation on the utilization of our NOLs under Section 382 of the Code. To the extent our use of NOLs is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use NOLs, which could have a negative effect on our financial results.

The Tax Cut and Jobs Act could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act,” or TCJA, which significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and NOLs, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. Our net deferred tax assets and liabilities were revalued at the newly enacted U.S. corporate rate, and the estimated impact was recognized in our tax expense in 2017. We continue to examine the impact this tax reform legislation may have on our business. However, the effect of the TCJA on our business, whether adverse or favorable, is uncertain, and may not become evident for some period of time. We urge investors to consult with their legal and tax advisers regarding the implications of the TCJA on an investment in our common stock.

Our principal stockholders and management own a significant percentage of our common stock and are able to exert significant control over matters subject to stockholder approval.

Based on the beneficial ownership of our common stock as of March 25, 2020, our officers and directors, together with holders of 5% or more of our common stock outstanding and our respective affiliates, beneficially own approximately 35% of our common stock, which reflects 9.99% beneficial ownership limitations included in certain company instruments. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of the company, even if such a change of control would benefit the other stockholders, which could deprive such other stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or company assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

The price of our common stock may be volatile and fluctuate substantially, and you may not be able to resell your shares at or above the price you paid for them.

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, such as reports by industry analysts, investor perceptions or negative announcements by other companies involving similar technologies. The stock market in general and the market for smaller companies, like us in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price they paid for it. The following factors, in addition to other factors described in this “Risk Factors” section of our most recent filings with the SEC, may have a significant impact on the market price of our common stock:

●	issuances of new equity securities pursuant to a future offering, including issuances of preferred stock;

●	the success of competitive products, services or technologies;

●	regulatory or legal developments in the United States and other countries;

●	adverse actions taken by regulatory agencies with respect to the services we provide;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	the recruitment or departure of key personnel;

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	variations in the costs of the services we provide;

●	market conditions in the market segments in which we operate;

●	variations in quarterly and annual operating results;

●	announcements of our new products and/or services or our competitors;

●	the gain or loss of significant customers;

●	changes in analysts’ earnings estimates;

●	short selling shares of our common stock;

●	litigation;

●	changing the exchange or quotation system on which shares of our common stock are listed;

●	trading volume of our common stock;

●	sales of our common stock by the company, our executive officers and directors or our stockholders in the future;

●	changes in accounting principles; and

●	general economic and market conditions and overall fluctuations in the U.S. equity markets.

In addition, broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance, and factors beyond our control may cause our stock price to decline rapidly and unexpectedly.

We may be subject to securities litigation, which is expensive and could divert management attention.

Companies that have experienced volatility in the market price of their stock have frequently been the objects of securities class action litigation. We may be the target of this type of litigation in the future. Class action and derivative lawsuits could result in substantial costs to the company and cause a diversion of our management’s attention and resources, which could materially harm our financial condition and results of operations.

Risks Related to Intellectual Property

We may not be able to adequately protect our intellectual property rights or may be accused of infringing the intellectual property rights of third parties.

Our business depends substantially on our intellectual property rights, the protection of which is crucial to our business success. To protect our proprietary rights, we rely or may in the future rely on a combination of trademark law and trade secret protection, copyright law and patent law. We also utilize contractual agreements, including, in certain circumstances, confidentiality agreements between the company and our employees, independent contractors and other advisors. These afford only limited protection, and unauthorized parties may attempt to copy aspects of our website and mobile application features, software and functionality, or to obtain and use information that we consider proprietary or confidential, such as the technology used to operate our website, our content and company trademarks. We may also encounter difficulties in connection with the acquisition and maintenance of domain names, and regulations governing domain names may not protect our trademarks and similar proprietary rights.

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

In February 2018, we were served an Amended Summons and Complaint in the Supreme Court of the City of New York, Bronx county originally served solely on an individual, our former customer, for injuries sustained by plaintiffs alleging such injuries were caused by either the customer, our valet operating the customer’s vehicle or an unknown driver operating customer’s vehicle. We to date have cooperated with the New York City Police Department and no charges have been brought against any of our employees. We have referred the matter to our insurance carrier. As of June 12, 2019, this case has been settled by the insurance carrier.

On February 9, 2016, an employee of ours was transporting a customer’s vehicle when the vehicle caught fire. On November 22, 2016, an insurance company (as subrogee of the vehicle’s owner) filed for indemnification and subrogation against us in the Supreme Court of the State of New York County of New York. Our management believes that it is not responsible for the damage caused by the vehicle fire and that the fire was not due to any negligence on the part of us. In 2018, the parties reached a settlement the case was closed.

As of December 31, 2019, we had accrued approximately $320,000 for the settlement of multiple employment disputes. As of December 31, 2019, approximately $226,000 of this amount was for settled matters. We still have outstanding potential liability of $94,000 related to the unsettled employment disputes.

As of December 31, 2019, we had accrued approximately $333,000 for potential New York State Department of Labor (“DOL”) spread-of-hours violation. At the end of December 2019, our labor counsel notified the DOL that we have a number of issues/objections with this decision we received on December 24, 2019. The investigator confirmed receipt of our response. This case will likely go to a hearing.

We were a defendant in a class action lawsuit which resulted in a judgement entered into whereby we are required to pay legal fees in the amount of $45,000 to the plaintiff’s counsel. As of December 31, 2019, we recorded $45,000 as accrued expense in relation to this lawsuit.

Proceedings by Former Employees

There is a pending claim of race and gender discrimination involving our former employee, Joanne Lewis, at the New York City Commission on Human Rights. Ms. Lewis also asserted a claim of retaliation. In June 2015, we submitted a Verified Answer and Position Statement denying all allegations of discrimination and retaliation. We are confident in the factual and legal defenses to Ms. Lewis’s claim. Since the submission of our Verified Answer and Position Statement, we have not heard from the Commission or Ms. Lewis. No amount was accrued for this case. In March 2020, the U.S. EEOC adopted the finding of the Commission related to the discrimination complaint and issued a notice of dismissal.

In January 2019, the same DOL investigator who conducted the audit of us notified us that two former employees – Joshua Dixon and Ugur Gencaslan – had filed a complaint with the DOL, wherein they alleged they were not properly paid for all overtime worked during July 2017. On January 23, 2019, we provided the DOL with a written response denying that any monies were owed to the employees. In addition, we provided the DOL with time records and pay records for each employee for the relevant time period. Since the submission of these documents in January 2019, we have not heard from the DOL. No amount was accrued for this case.

Qasim Khan

This case involves a rear-end collision which occurred on August 1, 2018 in Manhattan when our driver hit the back of a car which had reportedly stopped for a pedestrian. The suit was filed in Kings County Supreme Court (Brooklyn) against us and the driver and the owner of the car. Such a collision is virtually always judged to be the fault of the car in back, regardless of the suddenness of the stop.

The injuries alleged by the plaintiff at this early point in the litigation, with the majority of medical records yet to be produced, include the left shoulder requiring arthroscopic surgery, to repair a rotator cuff tear, bursitis and synovitis, and a partial tear of the labrum. MRIs are reported to have revealed herniations in the plaintiff’s lumbar spine, as well as bulges in his cervical spine; and plaintiff has had various claims of headaches, neck, and knee and ankle pain, all while undergoing extensive chiropractic care, as well as acupuncture and physical therapy.

Evidence of the plaintiff’s having sought care for his left shoulder only weeks before this accident raises questions of causation/aggravation of existing injuries. At this point, due to the unknowns, we assess the possible verdict range as being between $80,000 and $275,000, given the very wide range of reported shoulder operation verdicts, and back injury awards as well. The present settlement value should be, we believe, regarded as between $70,000 and $110,000. We anticipate that the final verdict will be settled by our insurance carrier. No additional exposure is expected as the deductible has been paid.

William Hart

This case stems from a rear-end collision on July 15, 2017 in Manhattan, in which our driver struck the plaintiff’s vehicle from behind, at what he reports as under 5 m.p.h. Plaintiff has filed a motion for summary judgment on liability, which is likely to be granted, as this is close to automatic, unless something unusual happened such as the front vehicle darting in front of the rear vehicle abruptly. Here, our client driver does not dispute the plaintiff’s account, and thus liability will not be an issue.

Causation of the allegedly very extensive injuries is very much an issue, however. Plaintiff has produced records of having undergone two shoulder operations, as well as separate cervical and lumbar spinal fusion operations, with implanted cervical cages and plate, and lumbar cage, instrumentation and bone graft. In addition, he underwent multiple epidural injections. He is a man in his mid-50s, with possibly prior-existing conditions, and who was in an accident subsequent to this one, in January of this year, just several months prior to his two spinal fusion operations. He did not report injuries from that accident; however, it appears from the police report and insurance report to have prompted bodily injuries to the two people in the other car; and he appears to have been more at fault. The question thus arises of whether he did not report injuries because he was at fault and knew he had a separate ongoing case of his own in which he did not have liability.

As noted above with respect to Burton, the cost of spinal fusions, especially in the Bronx, can easily exceed $1 million. This legal proceeding involves two spinal fusions, in addition to two shoulder operations that were performed three months after the accident. Based upon those operations, plaintiff’s counsel has tendered the case to James River, seeking the full policy.

It is, however, too early to assess the likelihood of a seven-figure verdict, or even the settlement value of the case. This is because there are many more medical records to obtain, as well as suspicious circumstances calling causation issues into question, including the low-impact nature of the collision; the plaintiff’s having refused medical treatment from nearby emergency medical personnel immediately after the accident; and the fusion operations coming so long after the accident, and only months subsequent to another accident.

Daniel Gelbtuch

Daniel Gelbtuch, who was employed by us beginning July 2017 and terminated on September 13, 2018, claimed $91,500 for the immediate payment of outstanding salary and benefits owed. On April 22, 2019, we offered Mr. Gelbtuch $10,500 to settle the matter. Neither Mr. Gelbtuch nor his counsel has responded to the offer. We have accrued $40,000 at December 31, 2019 and 2018 in relation to this claim.

Martin Limchayseng

An accident occurred on or about October 4, 2017 at the location of 251 Ave C, New York, New York, between a vehicle operated and controlled by Martin Limchayseng, who was our driver, which said vehicle was owned by plaintiff’s subrogor, and a motor vehicle owned by a third party which was damaged in sum of $7,280. There was no physical injury in this damage claim. This case is investigated internally. There are no updates on this case as of January 27, 2020. As of December 31, 2019, we have accrued $7,280 as accrued expense in relation to this claim.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is currently traded on The Nasdaq Capital Market under the symbol “DCAR”.

As of March 25, 2020, we had 33 holders of record of our common stock. As of March 25, 2020, the closing bid price of our common stock was $0.43 per share.

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

None.

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

 Merger with AYRO

On December 19, 2019, we entered into the AYRO Merger Agreement with Merger Sub, and AYRO, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the AYRO Merger Agreement, Merger Sub will merge with and into AYRO, with AYRO continuing as our wholly owned subsidiary and the surviving corporation of the AYRO Merger.  The AYRO Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Subject to the terms and conditions of the AYRO Merger Agreement, at the closing of the AYRO Merger, (a) each outstanding share of AYRO common stock and AYRO preferred stock will be converted into the right to receive shares of our common stock (after giving effect to a reverse stock split of our common stock, as described below) equal to the Exchange Ratio described below; and (b) each outstanding AYRO stock option and AYRO warrant that has not previously been exercised prior to the closing of the AYRO Merger will be assumed by us.

Under the exchange ratio formula in the AYRO Merger Agreement (the “Exchange Ratio”), upon the closing of the AYRO Merger, on a pro forma basis and based upon the number of shares of our common stock to be issued in the AYRO Merger, our current shareholders (along with our financial advisor) will own approximately 20% of the combined company and current AYRO investors will own approximately 80% of the combined company (including the additional financing transaction referenced below). For purposes of calculating the Exchange Ratio, the number of outstanding shares of our common stock immediately prior to the AYRO Merger does not take into effect the dilutive effect of shares of our common stock underlying options, warrants or certain classes of preferred stock outstanding as of the date of the AYRO Merger Agreement.

In connection with the AYRO Merger, we will seek the approval of our stockholders to amend our certificate of incorporation to: (i) effect a reverse split of our common stock at a ratio to be determined by us, which is intended to ensure that the listing requirements of the Nasdaq Capital Market, or such other stock market on which our common stock is trading, are satisfied and (ii) change our name to AYRO, Inc., subject to the consummation of the AYRO Merger.

Prior to the execution and delivery of the AYRO Merger Agreement, and as a condition of the willingness of the parties to enter into the AYRO Merger Agreement, certain stockholders have entered into agreements with AYRO pursuant to which such stockholders have agreed, subject to the terms and conditions of such agreements, to purchase, prior to the consummation of the AYRO Merger, shares of AYRO’s common stock (or common stock equivalents) and warrants to purchase AYRO 's common stock for an aggregate purchase price of $2.0 million (the “AYRO Pre-Closing Financing”). The consummation of the transactions contemplated by such agreements is conditioned upon the satisfaction or waiver of the conditions set forth in the AYRO Merger Agreement. After consummation of the AYRO Merger, AYRO has agreed to cause us to register the resale of our common stock issued and issuable pursuant to the warrants issued to the investors in the AYRO Pre-Closing Financing.

Consummation of the AYRO Merger is subject to certain closing conditions, including, among other things, approval by our stockholders and the stockholders of AYRO, the continued listing of our common stock on the Nasdaq Stock Market after the AYRO Merger and satisfaction of minimum net cash thresholds by us and AYRO.  In accordance with the terms of the AYRO Merger Agreement, (i) certain executive officers, directors and stockholders of AYRO (solely in their respective capacities as AYRO stockholders) holding approximately 57% of the outstanding AYRO capital stock have entered into voting agreements with us to vote all of their shares of AYRO capital stock in favor of adoption of the AYRO Merger Agreement (the “AYRO Voting Agreements”) and (ii) certain executive officers, directors and stockholders of ours (solely in their respective capacities as our stockholders) holding approximately 10% of the outstanding our common stock have entered into voting agreements with AYRO to vote all of their shares of our common stock in favor of approval of the AYRO Merger Agreement (the “DropCar Voting Agreements”, and together with the AYRO Voting Agreements, the “Voting Agreements”).  The Voting Agreements include covenants with respect to the voting of such shares in favor of approving the transactions contemplated by the AYRO Merger Agreement and against any competing acquisition proposals.  In addition, concurrently with the execution of the AYRO Merger Agreement, (i) certain executive officers, directors and stockholders of AYRO and (ii) certain directors of ours have entered into lock-up agreements (the “Lock-Up Agreements”) pursuant to which they accepted certain restrictions on transfers of shares of our common stock for the one-year period following the closing of the AYRO Merger.

The AYRO Merger Agreement contains certain termination rights for both us and AYRO, and further provides that, upon termination of the AYRO Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee of $1,000,000, or in some circumstances reimburse the other party’s reasonable expenses.

At the effective time of the AYRO Merger, our Board of Directors is expected to consist of seven members, three of whom will be designated by AYRO, three of whom will be designated by us and one of whom will be designated by the lead investor in the AYRO Pre-Closing Financing. The AYRO Merger Agreement contains certain provisions providing for the ability of AYRO to designate additional members upon the achievement of certain business milestones. As a condition to the consummation of the AYRO Merger, we will immediately prior to the AYRO Merger enter into an executive employment agreement with Rodney Keller, the current chief executive officer of AYRO.

Simultaneously with the execution of the AYRO Merger Agreement, AYRO entered into a Loan and Security Agreement, dated December 19, 2019 (the “Loan Agreement”), by and among AYRO and the financial institutions and individuals signatories thereto, pursuant to which, on December 19, 2019, AYRO received aggregate gross proceeds of $1,000,000. Pursuant to the Loan Agreement, the aggregate obligations of AYRO under the Loan Agreement are to automatically, immediately prior to the consummation of the AYRO Merger, convert into shares of AYRO common stock, subject to the terms and provisions of the Loan Agreement. Pursuant to the Loan Agreement, upon conversion of the term loans made by the investors subject to the terms of the Loan Agreement, AYRO is required to cause us to issue each bridge investor warrants to purchase our common stock. Upon consummation of the AYRO Merger, AYRO has agreed to cause us to register the resale of the warrant shares.

In connection with the AYRO Merger, AYRO entered into the Stock Subscription Agreement with an accredited investor, pursuant to which, immediately prior to the AYRO Merger, AYRO will issue up to an aggregate of 1,750,000 shares of AYRO common stock for the nominal per share purchase price of $0.001 per share, or, if applicable, pre-funded warrants to purchase AYRO common stock, in lieu of AYRO common stock. The consummation of the transactions contemplated by the Stock Subscription Agreement is conditioned upon the satisfaction or waiver of the conditions set forth in the AYRO Merger Agreement.

Discontinued Operations – DropCar Operating

On December 19, 2019 and concurrently upon entering in the AYRO Merger Agreement, we entered into an asset purchase agreement (“Asset Purchase Agreement”) by and among us, DropCar Operating Company, Inc., a Delaware corporation and our wholly owned subsidiary (“DropCar Operating”), and DC Partners Acquisition, LLC (the “Purchaser”), Spencer Richardson, our Co-Founder and Chief Executive Officer, and David Newman, our Co-Founder and Chief Business Development Officer , pursuant to which we agreed to sell substantially all of the assets associated with our DropCar Operating business of providing vehicle support, fleet logistics and concierge services. The aggregate purchase price for the purchased assets consists of the cancellation of certain liabilities pursuant to those certain employment agreements by and between DropCar Operating and each of Mr. Richardson and Mr. Newman, plus the assumption of certain liabilities relating to or arising out of workers’ compensation claims that occurred prior to the closing date of the Asset Purchase Agreement. The sale of DropCar Operating represented a strategic shift that has had a major effect on our operations, and therefore, was presented as discontinued operations in the consolidated statement of operations and consolidated statement of cash flows.

Our Ability to Continue as a Going Concern

Our financial statements as of December 31, 2019 were prepared under the assumption that we will continue as a going concern. The independent registered public accounting firm that audited our 2019 financial statements, in their report, included an explanatory paragraph referring to our recurring losses since inception and expressing substantial doubt in our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern depends on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate additional revenue. We cannot assure you, however, that we will be able to achieve any of the foregoing.

There have been recent outbreaks in several countries, including the United States, of the highly transmissible and pathogenic coronavirus. The outbreak of such communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries, including the United States. At the time of this filing, the coronavirus has not had a material impact to our operations or financial results, however any future impacts of the coronavirus are highly uncertain and cannot be predicted. An outbreak of communicable diseases, or the perception that such an outbreak could occur, and the measures taken by the governments of countries affected could adversely affect our business, financial condition, and results of operations.

Merger with WPCS

On January 30, 2018, we completed our business combination with DropCar, Inc. (“Private DropCar”) in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of September 6, 2017, as subsequently amended, by and among us, DC Acquisition Corporation (“WPCS Merger Sub”), and Private DropCar (as amended, the “WPCS Merger Agreement”), pursuant to which WPCS Merger Sub merged with and into Private DropCar, with Private DropCar surviving as our wholly owned subsidiary (the “WPCS Merger”). On January 30, 2018, in connection with, and prior to the completion of, the WPCS Merger, we effected a 1:4 reverse stock split of our common stock (the “Reverse Stock Split”), and on January 30, 2018, immediately after completion of the WPCS Merger, we changed our name to “DropCar, Inc.”

Under the terms of the WPCS Merger Agreement, we issued shares of our common stock to Private DropCar’s stockholders, at an exchange ratio of 0.3273 shares of our common stock (the “WPCS Exchange Ratio”), after taking into account the Reverse Stock Split, for each share of (i) Private DropCar common stock and preferred stock and (ii) Private DropCar warrants, in each case, outstanding immediately prior to the WPCS Merger. The WPCS Exchange Ratio was determined through arms’-length negotiations between us and Private DropCar.

In connection with the WPCS Merger, Private DropCar was deemed to be the accounting acquirer because the stockholders of Private DropCar effectively control the combined company following the WPCS Merger. The WPCS Merger was treated as a reverse acquisition.

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

Recent Developments

Nasdaq Hearing

On September 6, 2019, we received notification from The Nasdaq Stock Market (“Nasdaq”) stating that we did not comply with the minimum $1.00 bid price requirement for continued listing set forth in Listing Rule 5550(a)(2) (the “Listing Rule”). In accordance with Nasdaq listing rules, we were afforded 180 calendar days (until March 4, 2020) to regain compliance with the Listing Rule. On March 5, 2020, we received notification from the Listing Qualification Department of Nasdaq that we had not regained compliance with the Listing Rule. The notification indicated that our common stock would be delisted from the Nasdaq Capital Market unless we request an appeal of this determination. On March 12, 2020, we requested a hearing to appeal the determination with the Nasdaq Hearings Panel (the “Panel”), which will stay the delisting of our securities pending the Panel’s decision. The hearing is scheduled for April 16, 2020. Our appeal to the Panel included a plan that sets forth a commitment to consider all available options to regain compliance with the Listing Rule, including the option to effectuate a reverse stock split upon receipt of stockholder approval, which we intend to seek in connection with the joint proxy statement and consent solicitation statement/prospectus filed with the Securities and Exchange Commission on February 14, 2020 in connection with the AYRO Merger, in order to bring our stock price over the $1.00 bid price requirement and to meet the $4.00 bid price initial listing requirement. However, there can be no assurance that we will be successful in regaining compliance with the Listing Rule.

Exchange Agreements

On February 5, 2020, we entered into separate exchange agreements (the “Exchange Agreements”) with the holders of existing Series H-5 Convertible Preferred Stock (the “Series H-5 Shares”), par value $0.0001 per share, to exchange an equivalent number of shares of our Series H-6 Convertible Preferred Stock (the “Series H-6 Shares”), par value $0.0001 per share (the “Exchange”). The Exchange closed on February 5, 2020. The purpose of the exchange was to include voting rights.

On February 5, 2020, we filed the Certificate of Designations, Preferences and Rights of the Series H-6 Shares (the “Series H-6 Certificate of Designation”) with the Secretary of State of the State of Delaware, establishing and designating the rights, powers and preferences of the Series H-6 Shares. We designated up to 50,000 shares of Series H-6 Shares and each share has a stated value of $72.00 (the “Stated Value”). Each Series H-6 Share is convertible at any time at the option of the holder thereof, into a number of shares of common stock of the Company determined by dividing the H-6 Stated Value by the initial conversion price of $0.72 per share, subject to a 9.99% blocker provision. The Series H-6 Shares have the same dividend rights as the common stock, except as provided for in the Series H-6 Certificate of Designation or as otherwise required by law. The Series H-6 Shares also have the same voting rights as the common stock, except that in no event shall a holder of Series H-6 Shares be permitted to exercise a greater number of votes than such holder would have been entitled to cast if the Series H-6 Shares had immediately been converted into shares of common stock at a conversion price equal to $0.78 (subject to adjustment for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations, reverse stock splits or other similar events). In addition, a holder (together with its affiliates) may not be permitted to vote Series H-6 Shares held by such holder to the extent that such holder would beneficially own more than 9.99% of our common stock. In the event of any liquidation or dissolution, the Series H-6 Shares ranks senior to the common stock in the distribution of assets, to the extent legally available for distribution.

Securities Offerings

Private Placements

On March 8, 2018, we entered into a Securities Purchase Agreement with certain institutional and accredited investors, pursuant to which we issued to the investors an aggregate of 26,843 shares of our Series H-4 Convertible Preferred Stock, par value $0.0001 per share (the “Series H-4 Shares”), and warrants to purchase 447,383 shares of our common stock, with an original exercise price of $15.60 per share, subject to adjustments (the “Series H-4 Warrants”). The purchase price per Series H-4 Share was $235.50, equal to (i) the closing price of the common stock on the Nasdaq Capital Market on March 7, 2018, plus $0.125 multiplied by (ii) 100. The aggregate purchase price for the Series H-4 Shares and Series H-4 Warrants was approximately $6.0 million. Subject to certain ownership limitations, the Series H-4 Warrants are immediately exercisable will be exercisable for a period of five years from the issuance date. The Series H-4 Shares are convertible into aggregate of 447,383 shares of common stock.

On March 8, 2018, we filed the Certificate of Designations, Preferences and Rights of the Series H-4 Convertible Preferred Stock (the “Series H-4 Certificate of Designation”) with the Secretary of State of the State of Delaware, establishing and designating the rights, powers and preferences of the Series H-4 Shares. We designated up to 30,000 shares of Series H-4 Shares and each share has a stated value of $235.50 (the “H-4 Stated Value”). Each share of Series H-4 Shares is convertible at any time at the option of the holder thereof, into a number of shares of common stock determined by dividing the H-4 Stated Value by the conversion price of $14.13 per share, subject to a 9.99% blocker provision. The Series H-4 Shares have the same dividend rights as the common stock, and no voting rights except as provided for in the Series H-4 Certificate of Designation or as otherwise required by law. In the event of any liquidation or dissolution of the Company, the Series H-4 Shares rank senior to the common stock in the distribution of assets, to the extent legally available for distribution.

On March 26, 2019, we entered into a Securities Purchase Agreement with certain existing investors, pursuant to which we sold, in a registered public offering by us directly to the investors, an aggregate of 478,469 shares of common stock, at an offering price of $4.18 per share for proceeds of $1,985,001 net of offering expenses of $15,000.

On December 6, 2019, we entered into a Securities Purchase Agreement with certain institutional and accredited investors, pursuant to which we issued to the investors an aggregate of 34,722 Series H-5 Shares convertible into an aggregate of 3,472,200 shares of our common stock, and warrants to purchase 3,472,200 shares of our common stock, with an exercise price of $0.792 per share, subject to adjustments. The purchase price per Series H-5 Share was $72.00, equal to (i) the closing price of the Common Stock on the Nasdaq Capital Market on December 5, 2019, plus $0.125 multiplied by (ii) 100. The aggregate purchase price for the Series H-5 Shares and H-5 Warrants was approximately $2.5 million. Subject to certain ownership limitations, the H-5 Warrants will be exercisable beginning six months from the issuance date and will be exercisable for a period of five years from the initial exercise date. As described above under “Recent Developments – Exchange Agreements,” on February 5, 2020, we entered into Exchange Agreements with the holders of existing Series H-5 Shares to exchange an equivalent number of shares of our Series H-6 Shares. The Exchange closed on February 5, 2020.

Warrants

On the December 6, 2019, the Company issued warrants to purchase 3,715,254 shares of common stock of the Company, with an exercise price of $0.792 per share, subject to adjustments (the “H-5 Warrants”). Subject to certain ownership limitations, the H-5 Warrants will be exercisable beginning six months from the issuance date and will be exercisable for a period of five years from the initial exercise date.

The holders of the H-5 Warrants are entitled to certain anti-dilution adjustments if the Company issues shares of its common stock at a lower price per share than the applicable exercise price (subject to a floor of $0.1584 per share). The H-5 Warrants contain a blocker that prohibits the holder from exercising the warrants if such exercise will result in the beneficial ownership by the holder of more than 9.99% of the Company’s outstanding shares.

During the year ended December 31, 2019, we issued 277,778 shares of common stock upon the exercise of pre-funded Series K warrants (the “Series K Warrants”) and received aggregate proceeds of $16,667.

On April 19, 2018, we entered into separate Warrant Exchange Agreements (the “Warrant Exchange Agreements”) with the holders (the “Merger Warrant Holders”) of existing merger warrants (the “Merger Warrants”) to purchase shares of common stock, pursuant to which, on the closing date, the Merger Warrant Holders exchanged each Merger Warrant for 1/18 of a share of common stock and 1/12 of a warrant to purchase a share of common stock (collectively, the “Series I Warrants”). The Series I Warrants have an exercise price of $13.80 per share. In connection with the Warrant Exchange Agreements, we issued an aggregate of (i) 48,786 new shares of common stock and (ii) Series I Warrants to purchase an aggregate of 73,178 shares of common stock.

On August 31, 2018, we offered (the “Repricing Offer Letter”) to the holders (the “Holders”) of our outstanding Series H-4 Warrants to purchase common stock issued on March 8, 2018 (the “Series H-4 Warrants”) the opportunity to exercise such Series H-4 Warrants for cash at a reduced exercise price of $3.60 per share (the “Reduced Exercise Price”) provided such Series H-4 Warrants were exercised for cash on or before September 4, 2018 (the “End Date”). The Series H-4 Warrants contain anti-dilution price protection that was triggered upon the issuance of the Series H-5 Warrants, causing the exercise price to decrease from $3.60 per share to $3.12 per share. In addition, we issued a “reload” warrant (the “Series J Warrants”) to each Holder who exercised their Series H-4 Warrants prior to the End Date, covering one share for each Series H-4 Warrant exercised during that period. The terms of the Series J Warrants are substantially identical to the terms of the Series H-4 Warrants except that (i) the exercise price is equal to $6.00, (ii) the Series J Warrants may be exercised at all times beginning on the 6-month anniversary of the issuance date on a cash basis and also on a cashless basis, (iii) the Series J Warrants do not contain any provisions for anti-dilution adjustment and (iv) we have the right to require the Holders to exercise all or any portion of the Series J Warrants still unexercised for a cash exercise if the volume-weighted average (as defined in the Series J Warrant) for our common stock equals or exceeds $9.00 for not less than ten consecutive trading days.

On September 4, 2018, we received executed Repricing Offer Letters from a majority of the Holders, which resulted in the issuance of 260,116 shares of our common stock and Series J Warrants to purchase up to 260,116 shares of our common stock. We received gross proceeds of approximately $936,000 from the exercise of the Series H-4 Warrants pursuant to the terms of the Repricing Offer Letter.

On September 5, 2018, we received a request from Nasdaq to amend our Series H-4 Warrants to provide that the Series H-4 Warrants may not be exercised until we have obtained stockholder approval of the issuance of common stock underlying the Series H-4 Warrants pursuant to the applicable rules and regulations of Nasdaq. In response to the request, on September 10, 2018, we entered into an amendment (the “Warrant Amendment”) with the holders of the Series H-4 Shares to provide for stockholder approval as described above prior to the exercise of the Series H-4 Warrants. We received stockholder approval of the issuance of common stock underlying the Series H-4 Shares on November 15, 2018.

On November 14, 2018, we entered into a Securities Purchase Agreement with an existing investor, pursuant to which we issued, in a registered direct offering, the Series K Warrants to purchase 277,778 shares of common stock, in lieu of shares of common stock because the purchase of common stock would have caused the beneficial ownership of the purchaser, together with its affiliates and certain related parties, to exceed 9.99% of our outstanding common stock.   The price to the purchaser for each Series K Warrant was $3.54 and the Series K Warrants are immediately exercisable at a price of $0.06 per share of common stock.  The Series K Warrants and shares of common stock for which they may be exercised were offered pursuant to a registration statement on Form S-3 (File No. 333-227858).

Consulting Agreement, Related Parties

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

Pursuant to the terms of the Consulting Agreement, Ascentaur has agreed to provide advisory services with respect to our strategic development and growth, including advising us on market strategy and overall strategy, advising us on the sale of our WPCS International Incorporated (“WPCS”) business segment, providing assistance to us in identifying and recruiting prospective employees, customers, business partners, investors and advisors that offer desirable administrative, financing, investment, technical, marketing and/or strategic expertise, and performing such other services pertaining to our business as we and Ascentaur may from time to time mutually agree. As consideration for its services under the Consulting Agreement, Ascentaur is entitled to receive (i) a fee of $10,000 per month for a period of nine months from the effective date of the Consulting Agreement, (ii) a lump sum fee of $90,000 upon the closing of the sale of our WPCS business segment and (iii) reimbursement for reasonable and customary business expenses incurred in connection with Ascentaur’s performance under the Consulting Agreement. The term of the Consulting Agreement commenced on July 11, 2018 and will continue until April 9, 2019 or until terminated in accordance with the terms of the Consulting Agreement. During the year ended December 31, 2019, we recorded $33,733 as general and administrative related to the Consulting Agreement. For the year ended December 31, 2019, approximately $130,557 was paid in cash and $0 is recorded as accounts payable. During the year ended December 31, 2018, we recorded $147,754 as general and administrative related to the Consulting Agreement. As of December 31, 2018, approximately $51,000 was paid in cash and approximately $97,000 was recorded as accounts payable. Of this amount, Ascentaur received $90,000 in relation to the sale of Suisun City Operations.

During 2018 and 2017, we entered into various financial transactions with Alpha Capital Anstalt, including the issuance of (i) $1,350,000 in convertible notes in 2017, (ii) 213,707 shares of common stock in connection with the WPCS Merger on January 30, 2018 for merger related services and cost of providing capital, (iii) 11,093 Series A Preferred Stock for $2,612,500 in the March 8, 2018 PIPE transaction, and (iv) 277,778 Series K prefunded common stock warrants on November 14, 2018 for proceeds of approximately $983,000.

Palladium Capital Advisors (“Palladium”) has provided investment banking services in connection with the WPCS Merger on January 30, 2018 and received 35,558 shares of common stock for merger related services, received 1,371 Series H-4 Shares and H-4 Warrants in the March 8, 2018 PIPE Transaction for advisory services, and in connection with the December 6, 2019 transaction received $200,000 and 243,054 H-5 Warrants.

On December 5, 2019, we entered into a placement agent and merger advisory agreement with Palladium whereby we shall pay to Palladium a cash fee equal to 8% of the aggregate gross proceeds raise in closing of each financing transaction and warrants to purchase that number of shares of our common stock equal to 7% of the aggregate number of shares of common stock sold in each offering. The warrants will be identical to any warrants issued to investors at such closing, provide for a cashless exercise, have an exercise price equal to the offering price per share in the closing, and expire on the five year anniversary at such closing. In addition, we shall pay Palladium compensation for advisory services in connection with a possible business combination with an unaffiliated third party whereby we shall issue the number of shares of common stock of the post-merger entity immediately after the AYRO Merger that represents 2.5% of the outstanding shares of common stock in any surviving post-merger entity.

Results of Operations

We have never been profitable and have incurred significant operating losses in each year since inception. Overall loss for the years ended December 31, 2019 and 2018, were as follows:

	Years Ended December 31,
	2019	2018
	(in millions)
Continuing operations
Operating expenses	$2.5	$2.2
Operating loss	(2.5)	(2.2)

Interest expense	-	(0.7)

Loss from continuing operations	(2.5)	(2.9)

Loss from operations of discontinued component	(2.4)	(11.7)
Loss on sale of component	-	(4.2)
Consolidated net loss	(4.9)	(18.8)
Deemed dividend on Series H-4 warrant and preferred stock modification	(0.1)	-
Deemed dividend on exchange of warrants	-	(1.4)
Consolidated net loss attributable to common stockholders	$(5.0)	$(20.2)

Substantially all of our operating losses from continuing operations resulted from general and administrative costs associated with our continuing operations. General and administrative expenses consist primarily of costs associated with our overall operations and being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, and compliance related fees. As of December 31, 2019, we had a net working capital of approximately $2.4 million.

Components of Statements of Operations

General and Administrative.   General and administrative expenses consist primarily of public company expenses for administrative, human resources, legal, finance and accounting personnel, professional fees, insurance and other corporate expenses. We anticipate that we will incur additional personnel expenses, professional service fees, including audit and legal, investor relations, costs of compliance with securities laws and regulations, and higher director and officer insurance costs related to operating as a public company. As a result, we expect that our general and administrative expenses will continue to increase in the future.

Discontinued Operations

DropCar Operating

On December 19, 2019, we entered into the Asset Purchase Agreement with DropCar Operating, DC Partners, Spencer Richardson, our Co-Founder and Chief Executive Officer, and David Newman, our Co-Founder and Chief Business Development Officer to sell substantially all of the assets associated with the DropCar Operating business. Operating results for the years ended December 31, 2019 and 2018 for the DropCar Operating business are presented as discontinued operations and the assets and liabilities classified as held for sale are presented separately in the balance sheet.

A breakdown of the discontinued operations is presented as follows:

	Years Ended December 31,
	2019	2018
SERVICE REVENUES	$4,579,745	$6,077,667
COST OF REVENUE	4,172,320	7,863,673
GROSS PROFIT (LOSS)	407,425	(1,786,006)

OPERATING EXPENSES
Research and development	205,000	322,269
General and administrative	2,245,394	9,119,772
Depreciation and amortization	395,081	354,657
TOTAL OPERATING EXPENSES	2,845,475	9,796,698

OPERATING LOSS	(2,438,050)	(11,582,704)

Other income, net	12,827	-
Interest expense, net	-	(409,082)

LOSS FROM DROPCAR DISCONTINUED OPERATIONS	(2,425,223)	(11,991,786)
INCOME FROM SUISUN CITY DISCONTINUED OPERATIONS	-	315,119
LOSS FROM OPERATIONS OF DISCONTINUED COMPONENTS	(2,425,223)	(11,676,667)
LOSS ON SALE OF SUISUN CITY COMPONENT	-	(4,169,718)
LOSS FROM DISCONTINUED OPERATIONS	$(2,425,223)	$(15,846,385)

Assets and liabilities of discontinued operations held for sale included the following:

	December 31,
	2019	2018

Cash	$81,457	$415,569
Accounts receivable, net	210,671	295,626
Prepaid expenses and other current assets	83,058	107,768
Current assets held for sale	$375,186	$818,963

Property and equipment, net	$25,723	$39,821
Capitalized software costs, net	410,261	659,092
Operating lease right-of-use asset	1,886	-
Other assets	3,525	3,525
Noncurrent assets held for sale	$441,395	$702,438

Accounts payable and accrued expenses	737,862	1,033,489
Deferred revenue	302,914	253,200
Current liabilities held for sale	$1,040,776	$1,286,689

Suisun City Operations

On December 10, 2018, we signed a definitive agreement with a private corporation and completed the sale on December 24, 2018 of 100% of the Suisun City Operations, our wholly owned subsidiary, for a total cash consideration of $3.5 million. We recognized the following loss on sale of component on the date of sale:

Sales price	$3,500,000
Commissions and various transaction costs	(332,220)
Net sales proceeds	3,167,780

Carrying amounts of assets, net of liabilities*	7,337,498
Loss on sale of Suisun City Operations	$(4,169,718)

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See Note 3 to our audited financial statements for the years ended December 31, 2019 and 2018 for information about these critical accounting policies, as well as a description of our other significant accounting policies.

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

Comparison of Years Ended December 31, 2019 and 2018– Continuing Operations

General and Administrative

General and administrative expenses for the year ended December 31, 2019 totaled $2.5 million, an increase of $0.3 million, compared to $2.2 million recorded for the year ended December 31, 2018. This was primarily attributable to an increase of $0.2 million in stock-based compensation and $0.1 million in other costs.

Interest Expense

Interest expense for the year ended December 31, 2019 totaled $0, a decrease of $0.7 million, compared to $0.7 million recorded for the year ended December 31, 2018. This was primarily attributable to interest expense in relation to the Lock-Up Agreements recorded for the year ended December 31, 2018 in the amount of $0.7 million.

Liquidity and Capital Resources

For the years ended December 31, 2019 and 2018, we had net losses from continuing operations of approximately $2.5 million and $2.9 million, respectively. At December 31, 2019, we had an accumulated deficit of $34.7 million. We anticipate that we will continue to incur net losses into the foreseeable future and will need to raise additional capital to continue. At December 31, 2019, we had cash and cash equivalents of $4.3 million. At these capital levels, we believe we do not have sufficient funds to continue to operate for a 12 month period from the date of the financial statements included in this Annual Report on Form 10-K, by which point we will need to become profitable, improve cash flow from operations, begin selling property and equipment, or complete a new capital raise. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Our operations may be affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020, was been declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on our financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to our customers and revenue, labor workforce, and the decline in value of assets held by us, including, property and equipment and capitalized software.

On February 12, 2020, we received a notice from the New York State Department of Labor stating we have a negative balance in our experience rating account of approximately $165,000. The notice states we may make a voluntary payment of approximately $165,000. We do not expect to make this payment which will result in an increase to our future unemployment insurance rates. We will need to pay the max rate for a three-year period for not making the payment.

Our plans include raising funds from outside investors and consummating our merger with AYRO. However, there is no assurance that our merger with AYRO will be consummated, outside funding will be available to us, outside funding will be obtained on favorable terms or will provide us with sufficient capital to meet our objectives. These financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern. As such, the consolidated financial statements have been prepared under the assumption the Company will continue as a Going Concern.

On March 26, 2019, we entered into a Securities Purchase Agreement with certain existing investors, pursuant to which we issued to the investors an aggregate of 478,469 shares of common stock, at an offering price of $4.18 per share for proceeds of approximately $2.0 million, net of offering expenses of $15,000.

On December 6, 2019, we entered into the a Securities Purchase Agreement, pursuant to which we issued to the investors an aggregate of 34,722 shares of our Series H-5 Shares and the Series H-5 Warrants. The aggregate purchase price for the Series H-5 Shares and H-5 Warrants was approximately $2.3 million, net of offering expenses of $200,000.

During the year ended December 31, 2019, we issued 277,778 shares of common stock upon the exercise of Series K Warrants and received aggregate proceeds of $16,667.

Our independent registered public accounting firm included an explanatory paragraph about the existence of substantial doubt concerning our ability to continue as a going concern in its report on our financial statements as of and for the year ended December 31, 2019. Note 2 to our financial statements includes management’s discussion on our ability to fulfill our obligations as dependent upon our ability to raise additional financing.

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

Cash Flows

Operating Activities – Continuing Operations

We have historically experienced negative cash outflows. Our primary uses of cash from operating activities are the costs associated with continuing as a public company.

Net cash used in operating activities for the year ended December 31, 2019 was approximately $2.1 million, which includes a net loss from continuing operations of approximately $2.5 million, offset by non-cash expenses of approximately $0.3 million related to stock-based compensation expense, and approximately $0.1 million of cash provided by a change in net working capital items principally related to the decrease in prepaid expenses and other assets.

Net cash used in operating activities for the year ended December 31, 2018 was approximately $1.1 million, which includes a net loss from continuing operations of approximately $2.9 million, offset by non-cash expenses of approximately $0.8 million principally related to $0.7 million of non-cash interest expense, and approximately $1.1 million of cash provided from a change in net working capital items principally related to $1.3 million for the increase in accounts payable and accrued expenses, partially offset by $0.2 million of cash used from the increase in prepaid expenses and other assets.

Investing Activities – Continuing Operations

There were no cash flows from investing activities for the year ended December 31, 2019.

Cash provided by investing activities for the year ended December 31, 2018 of approximately $7.0 primarily resulted from cash received upon acquisition of $5.0 million and proceeds from sale of components, net of cash relinquished of approximately $2.0 million.

Financing Activities – Continuing Operations

Cash provided by financing activities for the year ended December 31, 2019 totaled approximately $4.1 million, primarily resulting from proceeds of $2.0 million from the sale of the common stock and net proceeds of $2.3 million from the sale of Series H-5 Shares and Series H-5 Warrants, partially offset by excess tax benefits paid of approximately $0.2 million.

Cash provided by financing activities for the year ended December 31, 2018 totaled approximately $8.1 million, primarily resulting from proceeds of $6.0 million from the sale of the Series H-4 Shares and Series H-4 Warrants, $0.9 million from the issuance of common stock in connection with exercise of Series H-4 Warrants, $0.3 million from the sale of common stock and $1.0 million for the sale of Series K Warrants, offset by financing costs related to the Series H-4 Shares and Series H-4 Warrants of approximately $0.1 million.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) and do not have any holdings in variable interest entities as of December 31, 2019.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

ITEM 8 – FINANCIAL STATEMENTS

Our audited consolidated financial statements as of, and for the years ended December 31, 2019 and 2018 are included beginning on Page F-1 immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.

Our management, including the CEO and CFO, evaluated the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2019. Based on such evaluation, our CEO and CFO concluded the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on management’s assessment, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019 as a result of the material weaknesses described below:

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

This annual report does not include an attestation report by Friedman LLP, our independent registered public accounting firm, regarding internal control over financial reporting. As a smaller reporting company, our management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this Annual Report.

(c) Changes in internal control over financial reporting.

Our remediation efforts were ongoing during the fiscal year ended December 31, 2019. Other than the remediation steps described above, there were no other material changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the fiscal year ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item will be included in an amendment to this Annual Report on Form 10-K and is incorporated by reference in this report.

ITEM 11 – EXECUTIVE COMPENSATION

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

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

2.1
Agreement and Plan of Merger and Reorganization, dated September 6, 2017, by and among WPCS International Incorporated, DC Acquisition Corporation, and the Company, and Amendments No. 1, 2 and 3 thereto, dated as of October 10, 2017, November 21, 2017 and December 4, 2017, respectively (incorporated by reference from Appendix A to the Company’s Form S-4/A filed with the SEC on December 14, 2017).

2.2
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

2.5
Agreement and Plan of Merger, dated as of December 19, 2019 by and among the Company, ABC Merger Sub, Inc. and AYRO, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2019).

2.6
Form of DropCar Voting Agreement, by and between AYRO, Inc. and certain stockholders of the Company (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2019).

2.7
Form of AYRO Voting Agreement, by and between the Company and certain stockholders of the AYRO, Inc. (incorporated by reference from Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2019).

2.8
Form of Lock-Up Agreement, by and between the Company, AYRO, Inc. and certain stockholders of the Company and AYRO, Inc. (incorporated by reference from Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2019).

2.9
Asset Purchase Agreement, dated as of December 19, 2019, by and between the Company, DropCar Operating Company, Inc., DC Partners Acquisition LLC, Spencer Richardson and David Newman (incorporated by reference from Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2019).

3.1*	Amended and Restated Certificate of Incorporation of the Company,

3.2*	Amended and Restated Bylaws of the Registrant.

4.1	Form of Series K Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2018).

4.2	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on September 10, 2018).

4.3	Form of Warrant Amendment to Series H-4 Warrant (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on September 10, 2018).

4.4	Form of Series I Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2018).

4.5	Form of Warrant to Purchase Common Stock of WPCS International Incorporated (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 22, 2016).

4.6	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2017).

4.7	Form of Series H-5 Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2019).

4.8*	Description of the Company’s securities.

10.1
Stock Purchase Agreement, dated as of December 10, 2018, between DropCar, Inc. and World Professional Cabling Systems, LLC (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2018).

10.2
Form of Securities Purchase Agreement, dated as of November 14, 2018, between DropCar, Inc. and Alpha Capital Anstalt (incorporated by reference from Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2018).

10.3
Securities Purchase Agreement, dated December 21, 2016, between WPCS International Incorporated and each purchaser identified therein (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2016).

10.4
Registration Rights Agreement, dated December 21, 2016, by and among WPCS International Incorporated and the investors listed therein (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2016).

10.5	Securities Purchase Agreement, dated March 30, 2017 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2017).

10.6
Registration Rights Agreement, dated March 30, 2017, by and among WPCS International Incorporated and the purchasers listed therein (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2017).

10.7
Form of Repricing Offer Letter, dated December 4, 2017, from WPCS International Incorporated to each of Iroquois Master Fund, Iroquois Capital Investment Group, LLC and American Capital Management, LLC (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2017).

10.8†
Form of Indemnification Agreement, by and between the Company and each of its directors and officers (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2018.).

10.9†
Separation Agreement, dated January 30, 2018, by and between the Company and Sebastian Giordano (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2018).

10.10†
Separation Agreement, dated January 30, 2018, by and between the Company and David Allen (incorporated by reference from Exhibit 10.3 of Company’s Current Report on Form 8-K filed with the SEC on February 5, 2018).

10.11†
Employment Agreement, by and between the Company and Spencer Richardson, dated as of September 6, 2017 (incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2018).

10.12†
Employment Agreement, by and between the Company and David Newman, dated as of September 6, 2017 (incorporated by reference from Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2018).

10.13†
Employment Agreement, by and between the Company and Paul Commons, dated as of January 22, 2018 (incorporated by reference to Exhibit 10.6 of Company’s Current Report on Form 8-K filed with the SEC on February 5, 2018).

10.14
Securities Purchase Agreement, dated March 8, 2018, between the Company and the purchasers named therein (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2018).

10.15
Registration Rights Agreement, dated March 8, 2018, by and among the Company and the purchasers named therein (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2018).

10.16	Form of Warrant Exchange Agreement (incorporated by reference from Exhibit 10.1 of Company’s Current Report on Form 8-K filed with the SEC on April 20, 2018).

10.17†	Consulting Agreement, dated as of July 11, 2018, by and between the Company and Ascentaur, LLC (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2018).

10.18
Securities Purchase Agreement, dated December 6, 2019, by and between the Company and the investors named therein (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2019).

10.19
Registration Rights Agreement, dated December 6, 2019, by and between the Company and the investors named therein (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2019).

10.20	Form of Exchange Agreement, dated February 5, 2020 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2020).

10.21†*	Form of Change of Control Letter Agreement.

16.1	Letter from EisnerAmper, dated July 8, 2019 (incorporated by reference from Exhibit 16.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 10, 2019).

21.1*	Subsidiaries of the Company.

23.1*	Consent EisnerAmper LLP

23.2*	Consent of Friedman LLP

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial And Accounting Officer

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

DROPCAR, INC.

Date: March 30 , 2020	By:	/s/ Spencer Richardson
Spencer Richardson
Chief Executive Officer (Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Spencer Richardson and Joshua Silverman (with full power to act alone), as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Spencer Richardson	Chief Executive Officer	March 30, 2020
Spencer Richardson	(Principal Executive Officer)

/s/ Mark Corrao	Chief Financial Officer	March 30, 2020
Mark Corrao	(Principal Financial Officer; Principal Accounting Officer)

/s/ Joshua Silverman	Chairman of the Board of Directors	March 30, 2020
Joshua Silverman

/s/ Sebastian Giordano
Sebastian Giordano	Director	March 30, 2020

/s/ David Newman
David Newman	Director, Chief Business Development Officer	March 30, 2020

/s/ Zvi Joseph
Zvi Joseph	Director	March 30, 2020

/s/ Solomon Mayer
Solomon Mayer	Director	March 30, 2020

/s/ Greg Schiffman
Greg Schiffman	Director	March 30, 2020

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
 DropCar, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of DropCar, Inc. and Subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses and negative cash flows from operations. As described in Note 2, these conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2019.

East Hanover, New Jersey March 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
DropCar, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of DropCar, Inc. and Subsidiaries (the “Company”) as of December 31, 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of approximately $29.8 million and negative cash flow from continuing operations of approximately $10.6 million that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We served as the Company’s auditor from 2017 to 2019.

/s/ EISNERAMPER LLP
New York, New York
April 1, 2019 (except for the matter described in Note 4, as to which the date is March 30, 2020)

DropCar, Inc., and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2019	2018
ASSETS

CURRENT ASSETS:
Cash	$4,259,091	$3,887,910
Prepaid expenses and other current assets	181,805	220,845
Current assets held for sale	375,186	818,963
Total current assets	4,816,082	4,927,718

Noncurrent assets held for sale	441,395	702,438

TOTAL ASSETS	$5,257,477	$5,630,156

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,348,356	$1,305,071
Current liabilities held for sale	1,040,776	1,286,689
TOTAL LIABILITIES	2,389,132	2,591,760

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series seed preferred stock, 842,405 shares authorized, zero issued and outstanding;	-	-
Series A preferred stock, 1,963,877 shares authorized, zero issued and outstanding;	-	-
Convertible Series H, 8,500 shares designated, 8 shares issued and outstanding;	-	-
Convertible Series H-1, 9,488 shares designated, zero shares issued and outstanding;	-	-
Convertible Series H-2, 3,500 shares designated, zero shares issued and outstanding;	-	-
Convertible Series H-3, 8,461 shares designated, 2,189 shares issued and outstanding;	-	-
Convertible Series H-4, 30,000 shares designated, 5,028 and 26,619 shares issued and outstanding;	1	3
Convertible Series H-5, 50,000 shares designated, 34,722 and zero shares issued and outstanding as of December 31, 2019 and 2018;	3	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 4,061,882 and 1,633,394 issued and outstanding as of December 31, 2019 and 2018, respectively	406	163
Additional paid in capital	37,581,914	32,791,951
Accumulated deficit	(34,713,979)	(29,753,721)

TOTAL STOCKHOLDERS' EQUITY	2,868,345	3,038,396

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,257,477	$5,630,156

The accompanying notes are an integral part of these consolidated financial statements.

DropCar, Inc., and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31
	2019	2018

OPERATING EXPENSES
General and administrative expenses	$2,477,160	$2,230,634
TOTAL OPERATING EXPENSES	2,477,160	2,230,634

OPERATING LOSS	(2,477,160)	(2,230,634)

Interest expense	-	(672,144)

LOSS FROM CONTINUING OPERATIONS	(2,477,160)	(2,902,778)

DISCONTINUED OPERATIONS
Loss from operations of discontinued components, net of taxes	(2,425,223)	(11,676,667)
Loss on sale of component, net of taxes	-	(4,169,718)
LOSS ON DISCONTINUED OPERATIONS	(2,425,223)	(15,846,385)

NET LOSS	$(4,902,383)	$(18,749,163)

Deemed dividend on Series H-4 warrant and preferred stock modification	(57,875)	-
Deemed dividend on exchange of warrants	-	(1,399,661)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,960,258)	$(20,148,824)

AMOUNTS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Loss from continuing operations	$(2,535,035)	$(4,302,439)
Loss from discontinued operations	(2,425,223)	(15,846,385)
NET LOSS	$(4,960,258)	$(20,148,824)

LOSS PER SHARE FROM CONTINUING OPERATIONS:
Basic	$(0.72)	$(3.18)
Diluted	$(0.72)	$(3.18)
LOSS PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$(0.68)	$(11.71)
Diluted	$(0.68)	$(11.71)
NET LOSS PER SHARE:
Basic	$(1.40)	$(14.89)
Diluted	$(1.40)	$(14.89)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	3,541,511	1,352,826
Diluted	3,541,511	1,352,826

The accompanying notes are an integral part of these consolidated financial statements.

DropCar Inc., and Subsidiaries
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Series Seed		Series A		Series H		Series H-3		Series H-4		Series H-5				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balances, January 1, 2018	275,691	$27	611,944	$61	-	$-	-	$-	-	$-	-	$-	374,285	$37	$5,115,158	$(9,604,897)	$(4,489,614)
Issuance of common stock for cash	-	-	-	-	-	-	-	-	-	-	-	-	10,057	1	299,999	-	300,000
Conversion of debt into common stock	-	-	-	-	-	-	-	-	-	-	-	-	136,785	14	3,682,488	-	3,682,502
Conversion of accrued interest into common stock	-	-	-	-	-	-	-	-	-	-	-	-	4,518	-	159,584	-	159,584
Interest on lock-up shares in relation to convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	85,571	9	672,135	-	672,144
Exchange of shares in connection with Merger	-	-	-	-	-	-	-	-	-	-	-	-	490,422	49	9,792,139	-	9,792,188
Conversion of outstanding Preferred Stock in connection with Merger	(275,691)	(27)	(611,944)	(61)	-	-	-	-	-	-	-	-	147,939	15	73	-	-
Issuance of Series H preferred stock in connection with Merger	-	-	-	-	8	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of Series H-3 preferred stock in connection with Merger	-	-	-	-	-	-	2,189	-	-	-	-	-	-	-	-	-	-
Issuance of Series H-4 preferred stock and warrants in private placement, net of costs of $101,661	-	-	-	-	-	-	-	-	26,843	3	-	-	-	-	5,898,336	-	5,898,339
Issuance of common shares in connection with exercise of H-4 warrants	-	-	-	-	-	-	-	-	-	-	-	-	260,116	26	936,397	-	936,423
Issuance of Pre-Funded Series K Warrants net of costs of $15,000	-	-	-	-	-	-	-	-	-	-	-	-	-	-	968,329	-	968,329
Stock based compensation for options issued to employees (net of forfeitures)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	434,555	-	434,555
Stock based compensation for restricted stock units issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,954,124	-	2,954,124
Stock based compensation for common stock issued to service providers	-	-	-	-	-	-	-	-	-	-	-	-	60,262	6	478,979	-	478,985
Deemed dividend on exchange of merger warrants to Series I warrants and common stock	-	-	-	-	-	-	-	-	-	-	-	-	48,786	5	316,856	(316,861)	-
Deemed dividend on modification of H-4 Warrants and issuance of Series J warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,019,040	(1,019,040)	-
Deemed dividend on modification of H-4 Warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	63,760	(63,760)	-
Conversion of Series H-4 Preferred Stock into common stock	-	-	-	-	-	-	-	-	(224)	-	-	-	14,653	1	(1)	-	-
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(18,749,163)	(18,749,163)
Balance, December 31, 2018	-	$-	-	-	8	-	2,189	-	26,619	3	-	-	1,633,394	163	32,791,951	(29,753,721)	3,038,396
Issuance of common stock for cash net of costs of $15,000	-	-	-	-	-	-	-	-	-	-	-	-	478,469	48	1,984,953	-	1,985,001
Exercise of warrants	-	-	-	-	-	-	-	-	-	-	-	-	277,778	28	16,639	-	16,667
Conversion of Series H-4 preferred stock into common stock	-	-	-	-	-	-	-	-	(21,591)	(2)	-	-	1,412,420	141	(139)	-	-
Stock based compensation for options issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	-	-	86,811	-	86,811
Stock based compensation for restricted stock units issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	-	-	289,842	-	289,842
Stock based compensation for common stock issued to service providers	-	-	-	-	-	-	-	-	-	-	-	-	116,666	12	222,188	-	222,200
Stock based compensation for restricted stock issued to the board of directors	-	-	-	-	-	-	-	-	-	-	-	-	-	-	25,000	-	25,000
Issuance of common stock upon vesting of restricted stock units	-	-	-	-	-	-	-	-	-	-	-	-	276,290	27	(27)	-	-
Common stock reserved and retired for excess tax benefits from stock based compensation	-	-	-	-	-	-	-	-	-	-	-	-	(133,135)	(13)	(193,176)	-	(193,189)
Issuance of Series H-5 preferred stock and warrants in private placement net of costs of $200,000	-	-	-	-	-	-	-	-	-	-	34,722	3	-	-	2,299,997	-	2,300,000
Deemed dividend on modificaiton of H-4 warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	57,875	(57,875)	-
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,902,383)	(4,902,383)
Balance, December 31, 2019	-	$-	-	$-	8	$-	2,189	$-	5,028	$1	34,722	$3	4,061,882	$406	$37,581,914	$(34,713,979)	$2,868,345

The accompanying notes are an integral part of these consolidated financial statements.

DropCar, Inc., and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,902,383)	$(18,749,163)
Loss from discontinued operations	2,425,223	15,846,385
Loss from continuing operations	(2,477,160)	(2,902,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	280,275	82,436
Non-cash interest expense	-	672,144
Changes in operating assets and liabilities:
Prepaid expenses and other assets	39,040	(220,845)
Accounts payable and accrued expenses	48,009	1,305,071

NET CASH USED IN OPERATING ACTIVITIES - CONTINUING OPERATIONS	(2,109,836)	(1,063,972)
NET CASH USED IN OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	(1,485,004)	(9,502,946)
NET CASH USED IN OPERATING ACTIVITIES	(3,594,840)	(10,566,918)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received upon acquisition	-	4,947,023
Proceeds from sale of component, net of cash relinquished	-	1,995,634

NET CASH PROVIDED BY INVESTING ACTIVITIES - CONTINUING OPERATIONS	-	6,942,657
NET CASH USED IN INVESTING ACTIVITIES - DISCONTINUED OPERATIONS	(142,458)	(497,102)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(142,458)	6,445,555

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	2,000,001	300,000
Financing fees in connection with the sale of common stock	(15,000)	-
Common stock reserved and retired in connection with excess tax benefits paid	(193,189)	-
Proceeds from the sale of Series H-5 preferred stock and warrants	2,500,000	-
Financing fees in connection with the sale of Series H-5 preferred stock and warrants	(200,000)	-
Proceeds from the sale of Series H-4 preferred stock and warrants	-	6,000,000
Financing costs from the sale of Series H-4 preferred stock and warrants	-	(101,661)
Proceeds from issuance of common stock in connection with exercise of H-4 warrants	16,667	936,423
Proceeds from the sale of Series K Warrants	-	983,333
Financing costs from the sale of Series K warrants	-	(15,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES - CONTINUING OPERATIONS	4,108,479	8,103,095
NET CASH USED IN FINANCING ACTIVITIES - DISCONTINUED OPERATIONS	-	(50,263)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,108,479	8,052,832

Net increase in cash, including cash classified within current assets held for sale	371,181	3,931,469
Less: Net increase in cash classified within current assets held for sale	-	(43,559)
Net increase in cash	371,181	3,887,910

Cash, beginning of year	3,887,910	-

Cash, end of year	$4,259,091	$3,887,910

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Issuance of common stock for accrued stock based compensation	$4,724	$-
Assets acquired under operating leases included in assets held for sale	$23,040	$-

NON-CASH FINANCING ACTIVITIES:
Stock issued to WPCS Shareholder in the merger, net of cash received of 4,947,023	$-	$4,845,200
Series H-4 offering cost paid in H-4 shares and warrants	$-	$568,648
Stock issued for convertible note payable	$-	$3,682,502
Stock issued for accrued interest on convertible note payable	$-	$159,584
Deemed dividends on warrant issuances	$-	$1,399,656
Deemed dividend on Series H-4 warrant and preferred stock modification	$57,875	$-

The accompanying notes are an integral part of these consolidated financial statements.

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

1.
The Company

DropCar Operating Business

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

To date, the Company operates primarily in the New York metropolitan area. In May, June, and August 2018, the Company expanded operations with its B2B business in San Francisco, Washington DC, and Los Angeles, respectively. These three new market expansions are with an OEM customer.

Merger and Exchange Ratio - WPCS

On January 30, 2018, DC Acquisition Corporation (“Merger Sub”), a wholly-owned subsidiary of WPCS International Incorporated (“WPCS”), completed its merger with and into DropCar, Inc. (“Private DropCar”), with Private DropCar surviving as a wholly owned subsidiary of WPCS. This transaction is referred to as the “WPCS Merger.” The WPCS Merger was effected pursuant to an Agreement and Plan of Merger and Reorganization (the “WPCS Merger Agreement”), dated September 6, 2017, by and among WPCS, Private DropCar and Merger Sub.

As a result of the WPCS Merger, each outstanding share of Private DropCar share capital (including shares of Private DropCar share capital issued upon the conversion of outstanding convertible debt) automatically converted into the right to receive approximately 0.3273 shares of WPCS’s common stock, par value $0.0001 per share (the “Exchange Ratio”). Following the closing of the WPCS Merger, holders of WPCS’s common stock immediately prior to the WPCS Merger owned approximately 22.9% on a fully diluted basis, and holders of Private DropCar common stock immediately prior to the WPCS Merger owned approximately 77.1% on a fully diluted basis, of WPCS’s common stock.

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

The WPCS Merger has been accounted for as a reverse acquisition under the acquisition method of accounting where Private DropCar is considered the accounting acquirer and WPCS is the acquired company for financial reporting purposes. Private DropCar was determined to be the accounting acquirer based on the terms of the WPCS Merger Agreement and other factors, such as relative voting rights and the composition of the combined company’s board of directors and senior management, which was deemed to have control. The pre-acquisition financial statements of Private DropCar became the historical financial statements of WPCS following the WPCS Merger. The historical financial statements, outstanding shares and all other historical share information have been adjusted by multiplying the respective share amount by the Exchange Ratio as if the Exchange Ratio had been in effect for all periods presented.

Immediately following the WPCS Merger, the combined company changed its name from WPCS International Incorporation to DropCar, Inc. The combined company following the WPCS Merger may be referred to herein as “the combined company,” “DropCar,” or the “Company.”

Merger with AYRO

On December 19, 2019, DropCar, ABC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of DropCar (“ABC Merger Sub”), and Ayro, Inc., a Delaware corporation (“AYRO”), entered into an Agreement and Plan of Merger and Reorganization (the “AYRO Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the AYRO Merger Agreement, Merger Sub will merge with and into AYRO, with AYRO continuing as a wholly owned subsidiary of DropCar and the surviving corporation of the merger (the “AYRO Merger”).

Subject to the terms and conditions of the AYRO Merger Agreement, at the closing of the AYRO Merger, (a) each outstanding share of AYRO common stock and AYRO preferred stock will be converted into the right to receive shares of DropCar common stock (the “DropCar Common Stock”) (after giving effect to a reverse stock split of DropCar Common Stock, as described below) equal to the exchange ratio described below; and (b) each outstanding AYRO stock option and AYRO warrant that has not previously been exercised prior to the closing of the AYRO Merger will be assumed by DropCar.

Under the exchange ratio formula in the AYRO Merger Agreement, upon the closing of the AYRO Merger, on a pro forma basis and based upon the number of shares of DropCar common stock to be issued in the AYRO Merger, current DropCar shareholders (along with DropCar’s financial advisor) will own approximately 20% of the combined company and current AYRO investors will own approximately 80% of the combined company (including the additional financing transaction referenced below). For purposes of calculating the exchange ratio, the number of outstanding shares of DropCar common stock immediately prior to the Merger does not take into effect the dilutive effect of shares of DropCar common stock underlying options, warrants or certain classes of preferred stock outstanding as of the date of the AYRO Merger Agreement.

If the AYRO merger is completed, holders of outstanding shares of AYRO common stock and preferred stock (collectively referred to herein as the AYRO equity holders) will be entitled to receive shares of DropCar common stock at an agreed upon exchange ratio per share of AYRO common stock they hold or into which their shares of preferred stock convert (the “AYRO Exchange Ratio”). Upon completion of the AYRO merger and the transactions contemplated in the AYRO Merger Agreement and assuming the exercise of the Pre-funded Warrants, (i) AYRO equity holders (including the investors in the bridge financing, the AYRO private placements, and the nominal stock subscription and a consultant to AYRO) will own the majority of the outstanding equity of DropCar. Immediately following the AYRO merger, subject to the approval of the current DropCar stockholders, it is anticipated that the combined company will effect a reverse stock split with respect to its issued and outstanding common stock. The reverse stock split will increase DropCar’s stock price to at least $5.00 per share.

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

Prior to the execution and delivery of the AYRO Merger Agreement, and as a condition of the willingness of the parties to enter into the AYRO Merger Agreement, certain stockholders have entered into agreements with AYRO pursuant to which such stockholders have agreed, subject to the terms and conditions of such agreements, to purchase, prior to the consummation of the AYRO Merger, shares of Ayro’s common stock (or common stock equivalents) and warrants to purchase Ayro's common stock for an aggregate purchase price of $2.0 million (the “AYRO Pre-Closing Financing”). The consummation of the transactions contemplated by such agreements is conditioned upon the satisfaction or waiver of the conditions set forth in the AYRO Merger Agreement. After consummation of the AYRO Merger, Ayro has agreed to cause DropCar to register the resale of the DropCar Common Stock issued and issuable pursuant to the warrants issued to the investors in the AYRO Pre-Closing Financing.

Consummation of the AYRO Merger is subject to certain closing conditions, including, among other things, approval by the stockholders of the Company and AYRO, the continued listing of the Company’s common stock on The Nasdaq Stock Market after the AYRO Merger and satisfaction of minimum net cash thresholds by the Company and AYRO. The impact of the Company’s appeal to The Nasdaq Stock Market as discussed below and COVID-19 could negatively affect our stock price. In accordance with the terms of the AYRO Merger Agreement, (i) certain executive officers, directors and stockholders of AYRO (solely in their respective capacities as AYRO stockholders) holding approximately 57% of the outstanding AYRO capital stock have entered into voting agreements with the Company to vote all of their shares of AYRO capital stock in favor of adoption of the AYRO Merger Agreement (the “AYRO Voting Agreements”) and (ii) certain executive officers, directors and stockholders of the Company (solely in their respective capacities as stockholders of the Company) holding approximately 10% of the Company’s outstanding common stock have entered into voting agreements with AYRO to vote all of their shares of the Company’s common stock in favor of approval of the AYRO Merger Agreement (the “DropCar Voting Agreements” and, together with the AYRO Voting Agreements, the “Voting Agreements”). The Voting Agreements include covenants with respect to the voting of such shares in favor of approving the transactions contemplated by the AYRO Merger Agreement and against any competing acquisition proposals.  In addition, concurrently with the execution of the AYRO Merger Agreement, (i) certain executive officers, directors and stockholders of AYRO and (ii) certain directors of the Company have entered into lock-up agreements (the “Lock-Up Agreements”) pursuant to which they accepted certain restrictions on transfers of shares of the Company’s common stock for the one-year period following the closing of the AYRO Merger.

The AYRO Merger Agreement contains certain termination rights for both DropCar and AYRO, and further provides that, upon termination of the AYRO Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee of $1,000,000, or in some circumstances reimburse the other party’s reasonable expenses.

At the effective time of the AYRO Merger, the Board of Directors of DropCar is expected to consist of seven members, three of whom will be designated by AYRO, three of whom will be designated by DropCar and one of whom will be designated by the lead investor in the AYRO Pre-Closing Financing. The AYRO Merger Agreement contains certain provisions providing for the ability of AYRO to designate additional members upon the achievement of certain business milestones.

Discontinued Operations – DropCar Operating

On December 19, 2019 and concurrently upon entering in the AYRO Merger Agreement, the Company entered into an asset purchase agreement (“Asset Purchase Agreement”) by and among Company, DropCar Operating Company, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“DropCar Operating”), and DC Partners Acquisition, LLC (the “Purchaser”), Spencer Richardson, our Co-Founder and Chief Executive Officer, and David Newman, our Co-Founder and Chief Business Development Officer, pursuant to which the Company agreed to sell substantially all of the assets associated with its DropCar Operating business of providing vehicle support, fleet logistics and concierge services. The aggregate purchase price for the purchased assets consists of the cancellation of certain liabilities pursuant to those certain employment agreements by and between DropCar Operating and each of Mr. Richardson and Mr. Newman, plus the assumption of certain liabilities relating to or arising out of workers’ compensation claims that occurred prior to the closing date of the Asset Purchase Agreement. The sale of DropCar Operating represented a strategic shift that has had a major effect on the Company’s operations, and therefore, was presented as discontinued operations in the consolidated statement of operations and consolidated statement of cash flows.

Completion of the Asset Purchase Agreement is subject to certain conditions, including customary closing conditions relating to the (i) consummation of a Change in Control (as defined in the Asset Purchase Agreement), including the AYRO Merger and (ii) the receipt by DropCar of the affirmative vote of the holders of the majority of the shares of DropCar common stock entitled to vote on such matters with respect to the matters contemplated by the Asset Purchase Agreement.

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

Discontinued Operations – Suisun City Operations

On December 10, 2018, the Company signed a definitive agreement with a private corporation and completed the sale on December 24, 2018 of 100% of the Suisun City Operations, its wholly owned subsidiary, for a total cash consideration of $3.5 million. The sale of Suisun City Operations represented a strategic shift that has had a major effect on the Company’s operations, and therefore, was presented as discontinued operations in the consolidated statement of operations and consolidated statement of cash flows.

Trading of Company’s stock

The Company’s shares of common stock listed on The Nasdaq Capital Market, previously trading through the close of business on January 30, 2018 under the ticker symbol “WPCS,” commenced trading on The Nasdaq Capital Market, on a post-Reverse Stock Split adjusted basis, under the ticker symbol “DCAR” on January 31, 2018.

On September 25, 2018, the Company received a notification letter from The Nasdaq Stock Market (the "Nasdaq") informing the Company that for the last 30 consecutive business days, the bid price of the Company’s securities had closed below $1.00 per share, which is the minimum required closing bid price for continued listing on The Nasdaq Capital Market pursuant to Listing Rule 5550(a)(2). In order to regain compliance, on March 8, 2019, the Company filed a certificate of amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a one-for-six reverse stock split of its outstanding shares of common stock. On March 26, 2019, the Company received a notification letter from the Nasdaq informing it that it had regained compliance with Listing Rule 5550(a)(2).

On August 19, 2019, the Company received a letter from the Listing Qualifications Department of the Nasdaq indicating that the Company no longer complies with the minimum stockholders' equity requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing on The Nasdaq Capital Market because the Company's stockholders' equity of $2,466,776, as reported in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, was below the required minimum of $2,500,000. In December 2019, the Company received notification it has regained compliance.

On September 6, 2019, the Company received notification from Nasdaq stating that the Company did not comply with the minimum $1.00 bid price requirement for continued listing set forth in Listing Rule 5550(a)(2) (the “Listing Rule”). In accordance with Nasdaq listing rules, the Company was afforded 180 calendar days (until March 4, 2020) to regain compliance with the Listing Rule. On March 5, 2020, the Company received notification from the Listing Qualification Department of Nasdaq that it had not regained compliance with the Listing Rule. The notification indicated that the Company’s common stock will be delisted from the Nasdaq Capital Market unless it requested an appeal of this determination. On March 12, 2020, the Company requested a hearing to appeal the determination with the Nasdaq Hearings Panel (the “Panel”), which will postpone the delisting of the Company’s securities pending the Panel’s decision. The hearing is scheduled for April 16, 2020. The Company’s appeal to the Panel included a plan that sets forth a commitment to consider all available options to regain compliance with the Listing Rules, including the option to effectuate a reverse stock split upon receipt of stockholder approval, which the Company intend to seek in connection with the joint proxy statement and consent solicitation statement/prospectus filed with the Securities and Exchange Commission on February 14, 2020 in connection with the AYRO Merger, in order to bring the Company’s stock price over the $1.00 bid price requirement and to meet the $4.00 bid price initial listing requirement. However, there can be no assurance that the Company will be successful in regaining compliance with the Listing Rule.

The Nasdaq notification has no effect at this time, or during the appeal period, on the listing of the Company’s common stock on the Nasdaq.

2.
Liquidity and Going Concern

The Company has a limited operating history and the sales and income potential of its business and market are unproven. As of December 31, 2019, the Company has an accumulated deficit of $34.7 million and has experienced net losses each year since its inception. The Company anticipates that it will continue to incur net losses into the foreseeable future and will need to raise additional capital to continue. The Company’s cash is not sufficient to fund its operations through March 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date of the filing of this Form 10-K.

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

Management’s plan includes raising funds from outside investors and consummating the AYRO Merger. However, there is no assurance that the AYRO Merger will be consummated or that outside funding will be available to the Company, or that outside funding will be obtained on favorable terms or will provide the Company with sufficient capital to meet its objectives. There have been recent outbreaks in several countries, including the United States, of the highly transmissible and pathogenic coronavirus. The outbreak of such communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries, including the United States. An outbreak of communicable diseases, or the perception that such an outbreak could occur, and the measures taken by the governments of countries affected could adversely affect the Company’s business, financial condition, and results of operations. These financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

3.
Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These consolidated financial statements of DropCar, Inc., a Delaware corporation, are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and include the accounts of its wholly-owned subsidiaries. All significant intercompany transactions and amounts have been eliminated. The results of businesses acquired and disposed of are included in the consolidated financial statements from the date of the acquisition or up to the date of disposal, respectively. During the year ended December 31, 2018, the Company completed a reverse merger with WPCS International Incorporated, the parent company of WPCS International – Suisun City, Inc. (the “Suisun City Operations”), a wholly-owned subsidiary. Subsequently, the Company completed the sale of the wholly-owned Suisun City Operations and is reported in discontinued operations. Additionally, on December 19, 2019, the Company entered into an the Asset Purchase Agreement to sell the wholly-owned DropCar Operating component and is reported in discontinued operations. See Note 4 to the financial statements for further details.

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

The purchase price allocation of million was as follows:

Fair value of equity consideration, 506,423 common shares	$9,792,000
Liability assumed: notes payable	158,000
Total purchase price consideration	$9,950,000

Tangible assets
Net working capital (1)	$6,664,000
Deferred revenue	(2,300,000)
Property and equipment	376,000

Intangible assets (2)
Customer contracts	1,200,000
Trade name	600,000
Goodwill	3,410,000

Total allocation of purchase price consideration	$9,950,000

(1) Net working capital consisted of cash of $4,947,000; accounts receivable and contract assets of $3,934,000; other assets of $317,000; accounts payable and accrued liabilities of $2,534,000.

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

(2) The useful lives related to the acquired customer relationships and trade name were expected to be approximately 10 years.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of expenses during the reported period. Generally, matters subject to estimation and judgement include amounts related to accounts receivable realization, asset impairments, useful lives of property and equipment and capitalized software costs, deferred tax asset valuation allowances, and operating expense accruals. Actual results could differ from those estimates.

Cash

The Company considers all highly liquid investment with an original maturity of three months or less to be cash. At times, cash deposits may exceed FDIC-insured limits. At December 31, 2019 and 2018, the amount the Company had on deposit that exceeded the FDIC-insured limits was approximately $4.0 million.

Accounts receivable

Accounts receivable are carried at original invoice amount less an estimate made for holdbacks and doubtful receivables based on a review of all outstanding amounts. The Company determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and set up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. At December 31, 2019 and 2018, the accounts receivable allowance was approximately $2,000 and included in current assets held for sale.

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

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

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

Employee Stock-Based Compensation

The Company recognizes all employee share-based compensation as an expense in the financial statements. Equity-classified awards principally related to stock options, restricted stock units (“RSUs”) and equity-based compensation, are measured at the grant date fair value of the award. The Company determines grant date fair value of stock option awards using the Black-Scholes option-pricing model. The fair value of RSUs is determined using the closing price of the Company’s common stock on the grant date. For service-based vesting grants, expense is recognized ratably over the requisite service period based on the number of options or shares. Stock-based compensation is reversed for forfeitures in the period of forfeiture.

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

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

Impairment of Long-Lived Assets

Long-lived assets are primarily comprised of intangible assets, property and equipment, and capitalized software costs. The Company evaluates its Long-Lived Assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. If these circumstances exist, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairments to long-lived assets for the years ended December 31, 2019 and 2018.

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2019 and 2018, the Company had a full valuation allowance against deferred tax assets.

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

Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted loss per share is computed by assuming that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by the Company with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

The following securities were excluded from weighted average diluted common shares outstanding because their inclusion would have been antidilutive.

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

	As of December 31,
	2019	2018
Common stock equivalents:
Common stock options	380,396	302,773
Series A, H-1, H-3, H-4, H-5, I, J, K and Merger common stock purchase warrants	4,300,560	863,084
Series H, H-3, H-4, H-5 Convertible Preferred Stock	3,900,354	1,796,251
Restricted shares (unvested)	-	244,643
Totals	8,581,310	3,206,751

Research and development costs, net

Costs are incurred in connection with research and development programs that are expected to contribute to future earnings. Such costs include labor, stock-based compensation, training, software subscriptions, and consulting. These amounts are charged to the consolidated statement of operations as incurred, which is included in loss from operations from discontinued operations. Total research and development expenses included in loss from discontinued operations were $205,000 and $322,269 for the years ended December 31, 2019 and 2018, respectively.

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

Adoption of this standard resulted in the recognition of operating lease right-of-use assets of approximately $23,000 (including a reclassification from prepaid expenses of a prepaid lease approximating $9,500) and corresponding lease liabilities of approximately $13,500 on the consolidated balance sheet as of January 1, 2019. The standard did not materially impact operating results or liquidity. Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included in Note 7, Lease Agreements.

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

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.

In August 2018, the FASB issued ASU 2018-13, Changes to Disclosure Requirements for Fair Value Measurements, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for the Company beginning January 1, 2020. The adoption of ASU 2018-13 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

4.
Discontinued Operations and Disposition of Operating Segments

DropCar Operating

On December 19, 2019, the Company entered into the Asset Purchase Agreement to sell substantially all of the assets associated with the DropCar Operating business. Operating results for the years ended December 31, 2019 and 2018 for the DropCar Operating business are presented as discontinued operations and the assets and liabilities classified as held for sale are presented separately in the balance sheet.

A breakdown of the discontinued operations is presented as follows:

	Years Ended December 31,
	2019	2018
SERVICE REVENUES	$4,579,745	$6,077,667
COST OF REVENUE	4,172,320	7,863,673
GROSS PROFIT (LOSS)	407,425	(1,786,006)

OPERATING EXPENSES
Research and development	205,000	322,269
General and administrative	2,245,394	9,119,772
Depreciation and amortization	395,081	354,657
TOTAL OPERATING EXPENSES	2,845,475	9,796,698

OPERATING LOSS	(2,438,050)	(11,582,704)

Other income, net	12,827	-
Interest expense, net	-	(409,082)

LOSS FROM DROPCAR DISCONTINUED OPERATIONS	(2,425,223)	(11,991,786)
INCOME FROM SUISUN CITY DISCONTINUED OPERATIONS	-	315,119
LOSS FROM OPERATIONS OF DISCONTINUED COMPONENTS	(2,425,223)	(11,676,667)
LOSS ON SALE OF SUISUN CITY COMPONENT	-	(4,169,718)
LOSS FROM DISCONTINUED OPERATIONS	$(2,425,223)	$(15,846,385)

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

Assets and liabilities of discontinued operations held for sale included the following:

	December 31,
	2019	2018

Cash	$81,457	$415,569
Accounts receivable, net	210,671	295,626
Prepaid expenses and other current assets	83,058	107,768
Current assets held for sale	$375,186	$818,963

Property and equipment, net	$25,723	$39,821
Capitalized software costs, net	410,261	659,092
Operating lease right-of-use asset	1,886	-
Other assets	3,525	3,525
Noncurrent assets held for sale	$441,395	$702,438

Accounts payable and accrued expenses	737,862	1,033,489
Deferred revenue	302,914	253,200
Current liabilities held for sale	$1,040,776	$1,286,689

Suisun City Operations

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

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

5. Capitalized Software

Capitalized software costs included in non-current assets held for sale consists of the following as of December 31, 2019 and 2018:

	As of December 31,
	2019	2018
Software	$1,467,008	$1,324,275
Accumulated amortization	(1,056,747)	(665,183)
Total	$410,261	$659,092

Amortization expense for the years ended December 31, 2019 and 2018, was $391,564 and $350,385, respectively and included in loss from discontinued operations.

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

At December 31, 2018, the aggregate carrying value of the Notes was $0. The Notes were fully converted during the year ended December 31, 2018.

7. Commitments and Contingencies

Lease Agreements

The Company leases office space in New York City and Buenos Aires, Argentina on a month-to-month basis, with a condition of a 60-day notice to terminate. For the years ended December 31, 2019 and 2018, rent expense for the Company’s New York City and Buenos Aires offices was approximately $58,000 and $158,000, respectively, and included in loss from discontinued operations.

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

In February 2018, the Company was served an Amended Summons and Complaint in the Supreme Court of the City of New York, Bronx county originally served solely on an individual, the Company’s former customer, for injuries sustained by plaintiffs alleging such injuries were caused by either the customer, the Company’s valet operating the customer’s vehicle or an unknown driver operating customer’s vehicle. The Company to date has cooperated with the NYC Police Department and no charges have been brought against any of its employees. The Company has referred the matter to its insurance carrier. As of June 12, 2019, this case was settled by the insurance carrier.

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

Other

As of January 1, 2018, the Company had accrued approximately $96,000 for the settlement of multiple employment disputes. During the year ended December 31, 2018, approximately $70,000 of this amount was settled upon payment. An additional $207,000 was expensed as loss from operations of discontinued components and accrued as accounts payable and accrued expenses for settlements during the year ended December 31, 2018. As of December 31, 2018, approximately $232,000 remained accrued as accounts payable and accrued expenses for the settlement of employment disputes. During the year ended December 31, 2019, approximately $186,000 of this amount was settled upon payment. For the year ended December 31, 2019 $108,000 was expensed as loss from operations of discontinued components and accrued as accounts payable and accrued expenses for settlements and $20,000 was recorded as a reduction in loss from operations of discontinued components for the reversal of previously accrued settlements. As of December 31, 2019, approximately $134,000 remains accrued as accounts payable and accrued expenses for the settlement of employment disputes. As of December 31, 2019 and 2018, the Company has entered into multiple settlement agreements with former employees for which it has agreed to make monthly settlement payments which were paid during the year ended December 31, 2019.

On March 23, 2018, DropCar was made aware of an audit being conducted by the New York State Department of Labor (“DOL”) regarding a claim filed by an employee. The DOL is investigating whether DropCar properly paid overtime for which DropCar has raised several defenses. In addition, the DOL is conducting its audit to determine whether the Company owes spread of hours pay (an hour’s pay for each day an employee worked or was scheduled for a period over ten hours in a day). If the DOL determines that monies are owed, the DOL will seek a backpay order, which management believes will not, either individually or in the aggregate, have a material adverse effect on DropCar’s business, consolidated financial position, results of operations or cash flows. During the years ended December 31, 2019 and 2018, the Company expensed as loss from operations of discontinued components approximately $273,000 and $60,000, respectively, in relation to these matters. As of December 31, 2019 and 2018, the Company has accrued as accounts payable and accrued expenses approximately $333,000 and $60,000, respectively, in relation to these matters.

The Company was a defendant in a class action lawsuit which resulted in a judgement entered into whereby the Company is required to pay legal fees in the amount of $45,000 to the plaintiff’s counsel. As of and for the year ended December 31, 2019, the Company recorded $45,000 as current liabilities held for sale and loss from operations of discontinued components.

8. Income Taxes

The Company files corporate income tax returns in the United States (federal) and in New York. The Company is subject to federal, state and local income tax examinations by tax authorities from inception.

At December 31, 2019, the Company has approximately $17,233,000 of operating loss carryforwards for both federal and state tax purposes that may be applied against future taxable income. The net operating loss carryforwards will begin to expire in the year 2037 if not utilized prior to that date. Net operating losses generated after 2017 are limited to 80% of current years income and can be carried forward indefinitely. There is no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. The valuation allowance increased by approximately $1,206,000 and $5,619,000 during the years 2019 and 2018, respectively, and was approximately $9,885,000 and $8,679,000 at December 31, 2019 and 2018, respectively.

A reconciliation of the statutory U.S. Federal rate to the Company's effective tax rate is as follows:

	December 31,
	2019	2018
Federal income tax benefit at statutory rate	21.00%	21.00%
State income tax, net of federal benefits	5.44%	7.80%
Permanent items	(0.01)%	(9.88)%
Return to Provision	(1.85)%	-%
Other	-%	0.49%
Change in valuation allowance	(24.58)%	(19.41)%
Provision for income taxes	-	-

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

The tax effect of temporary differences that gave rise to significant portion of the deferred tax assets were as follows:

	December 31,
	2019	2018
Net operating loss carryforwards - Federal	$3,619,000	$2,785,000
Net operating loss carryforwards - State	2,115,000	1,827,000
Stock based compensation	1,470,000	1,335,000
Capital loss carryforward	2,721,000	2,776,000
Capitalized Software	(148,000)	(182,000)
Settlement reserve	140,000	122,000
Depreciation and amortization	(50,000)	1,000
Allowance for doubtful accounts	18,000	15,000
Valuation allowance	(9,885,000)	(8,679,000)
Net deferred tax assets	$-	$-

An adjustment was made to the opening balance of deferred tax assets amounting to $2 million for net operating losses and other tax attributes that were not previously reported. The assets are subject to full valuation allowance.

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

There are no liabilities from unrecognized tax benefits included in the Company's consolidated balance sheets as of December 31, 2019 and 2018, and therefore the Company has not incurred any penalties or interest.

9.
Stockholders’ Equity

Common Stock

On January 18, 2018, the Company sold 10,057 shares of common stock for proceeds of $300,000.

On January 30, 2018, the Company converted $3,682,502, the net carrying value of the principal balance of $4,840,000 convertible notes payable, into 136,785 shares of common stock just prior to the WPCS Merger.

On April 19, 2018, the Company entered into separate Warrant Exchange Agreements with the holders of existing warrants issued in the WPCS Merger to purchase shares of common stock, pursuant to which, on the closing date, the Merger Warrant Holders exchanged each Merger Warrant for 1/18 of a share of common stock and 1/12 of a warrant to purchase a share of common stock. In connection with the Exchange Agreements, the Company issued an aggregate of (i) 48,786 new shares of common stock and (ii) Series I Warrants to purchase an aggregate of 73,178 shares of common stock. The Company valued (a) the stock and warrants issued in the amount of $972,368, (b) the warrants retired in the amount of $655,507, and (c) recorded the difference as deemed dividend in the amount of $316,861. See below under “Warrants” for further details.

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

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

During the year ended December 31, 2019, the Company issued 1,412,420 shares of common stock from the conversion of 21,591 shares of Series H-4 Convertible Preferred Stock.

During the year ended December 31, 2019, the Company granted 116,666 shares of common stock to a service provider and recorded $222,200 stock based compensation as a part of general and administrative expense in the Company’s consolidated statements of operations.

During the year ended December 31, 2019, the Company issued 277,778 shares of common stock from the exercise of Series K Warrants and received cash proceeds of $16,667.

During the year ended December 31, 2019, the Company issued 31,646 shares of common stock to a director and recorded $25,000 stock based compensation as part of general and administrative expenses in the Company’s consolidated statements of operations. Concurrently and upon vesting, the Company paid $9,857 of personal withholding taxes for the grantee and reserved 12,477 shares of common stock as consideration for the cash paid which was immediately retired.

Preferred Stock

In accordance with the amended and restated certificate of incorporation, there are 5,000,000 authorized preferred shares at a par value of $ 0.0001.

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

Series Seed

On January 30, 2018, the Company converted 275,691 shares of Series Seed Preferred Stock into 45,949 shares of common stock in connection with the WPCS Merger.

Series A

On January 30, 2018, the Company converted 611,944 shares of Series A Preferred Stock into 101,991 shares of common stock in connection with the WPCS Merger.

Series H Convertible Preferred Stock

On January 30, 2018, in accordance with the WPCS Merger the Company issued 8 shares of Series H Convertible Preferred Stock.

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

In the event of liquidation, the holders of the Series H Preferred Stock are entitled, pari passu with the holders of common stock, to receive a payment in the amount the holder would receive if such holder converted the Series H Preferred Stock into common stock immediately prior to the date of such payment. As of December 31, 2019, such payment would be calculated as follows at December 31, 2019:

Number of Series H Preferred Stock outstanding	8
Multiplied by the stated value	$154
Equals the gross stated value	$1,232
Divided by the conversion price	$36.96
Equals the convertible shares of common stock	33
Multiplied by the fair market value of common stock at December 31, 2019	$0.88
Equals the payment	$29

Series H-1 and H-2 Convertible Preferred Stock

The Company has designated 9,488 Series H-1 Preferred Stock and designated 3,500 Series H-2 Preferred Stock, none of which are outstanding.

Series H-3 Convertible Preferred Stock

On January 30, 2018, in accordance with the WPCS Merger the Company issued 2,189 shares of Series H-3 Convertible Preferred Stock.

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

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

In the event of liquidation, the holders of the Series H-3 Preferred Stock are entitled, pari passu with the holders of common stock, to receive a payment in the amount the holder would receive if such holder converted the Series H-3 Preferred Stock into common stock immediately prior to the date of such payment. As of December 31, 2019, such payment would be calculated as follows at December 31, 2019:

Number of Series H-3 Preferred Stock outstanding	2,189
Multiplied by the stated value	$138
Equals the gross stated value	$302,082
Divided by the conversion price	$33.12
Equals the convertible shares of common stock	9,121
Multiplied by the fair market value of common stock at December 31, 2019	$0.88
Equals the payment	$8,026

Series H-4 Convertible Preferred Stock

On March 8, 2018, the Company entered into a Securities Purchase Agreement with investors pursuant to which the Company issued to the investors an aggregate of 25,472 shares of the Company’s Series H-4 Convertible Preferred Stock, par value $0.0001 per share (the “Series H-4 Shares”) convertible into 424,533 shares of common stock of the Company, and warrants to purchase 424,533 shares of common stock of the Company, with an original exercise price of $15.60 per share (the “H-4 Exercise Price”), subject to adjustments (the “Series H-4 Warrants”). The purchase price per Series H-4 Shares and Series H-4 Warrant was $235.50, equal to (i) the closing price of the Common Stock on the Nasdaq Capital Market on March 7, 2018, plus $0.125 multiplied by (ii) 100. The aggregate purchase price for the Series H-4 Shares and Series H-4 Warrants was approximately $6.0 million. Subject to certain ownership limitations, the Series H-4 Warrants are immediately exercisable from the issuance date and are exercisable for a period of five years from the issuance date.

On March 8, 2018, the Company filed the Certificate of Designations, Preferences and Rights of the Series H-4 Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware, establishing and designating the rights, powers and preferences of the Series H-4 Convertible Preferred Stock (the “Series H-4 Stock”). The Company designated up to 30,000 shares of Series H-4 Stock and each share has a stated value of $235.50 (the “Stated Value”). Each share of Series H-4 Stock is convertible at any time at the option of the holder thereof, into a number of shares of Common Stock determined by dividing the Stated Value by the original conversion price of $14.13 per share (the “Conversion Price”), subject to a 9.99% blocker provision. The Series H-4 Stock has the same dividend rights as the Common Stock, and no voting rights except as provided for in the Certificate of Designation or as otherwise required by law. In the event of any liquidation or dissolution of the Company, the Series H-4 Stock ranks senior to the Common Stock in the distribution of assets, to the extent legally available for distribution.

The holders of Series H-4 Stock are entitled to certain anti-dilution adjustments if the Company issues shares of its common stock at a lower price per share than the applicable conversion price of the Series H-4 Stock. If any such dilutive issuance occurs prior to the conversion of the Series H-4 Stock, the conversion price will be adjusted downward to a price equal to the issuance (subject to a floor of $2.826 per share). On August 31, 2018, the Company entered into an agreement with certain investors to exercise Series H-4 Warrants and issue Series J warrants which resulted in a reduced conversion price of $3.60 per share for the Series H-4 Stock. See “Exercise of Series H-4 Warrants and Issuance of Series J Warrants” below. On December 6, 2019, the Company entered into Series H-5 securities purchase agreement, causing the Conversion Price to decrease from $3.60 per share to $2.826 per share. As a result, the Company recorded a deemed dividend of $55,853 which represents the fair value transferred to the Series H-4 shareholders from the anti-dilution protection being triggered. The deemed dividend was recorded as an increase to accumulated deficit and increase in additional paid-in capital and reduced net income available to common shareholders by the same amount. The Company valued (a) the fair value of the Series H-4 Shares immediately before the re-pricing in the amount of $203,927, (b) the fair value of the Series H-4 Shares immediately after the re-pricing in the amount of $259,780, and (c) recorded the difference as deemed dividend in the amount of $55,853. The Series H-4 Shares were valued at fair market value on the date of the exchange using the following assumptions: (a) the stated value of $1,184,094 divided by the conversion price of $3.60 multiplied by the fair market value per shares of $0.62 results in $203,927, and (b) stated value $1,184,094 divided by the conversion price of $2.826 multiplied by the fair market value of $0.62 per shares results in $259,780. See “Issuance of Series H-5 Warrants”.

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

In the event of liquidation, the holders of the Series H-4 Preferred Stock are entitled, pari passu with the holders of common stock, to receive a payment in the amount the holder would receive if such holder converted the Series H-4 Preferred Stock into common stock immediately prior to the date of such payment. As of December 31, 2019, such payment would be calculated as follows at December 31, 2019:

Number of Series H-4 Preferred Stock outstanding	5,028
Multiplied by the stated value	$235.50
Equals the gross stated value	$1,184,094
Divided by the conversion price	$2.826
Equals the convertible shares of common stock	419,000
Multiplied by the fair market value of common stock at December 31, 2019	$0.88
Equals the payment	$368,720

On November 15, 2018, the initial conversion price of Series H-4 Shares was adjusted upon obtaining stockholder approval in accordance with Nasdaq rules and regulations which resulted in the 25,475 Series H-4 Shares being convertible into 1,666,490 shares of common stock of the Company.

On December 17, 2018, an investor converted 224 shares of Series H-4 into 14,653 shares of Common Stock.

During the year ended December 31, 2019, investors converted 21,591 shares of Series H-4 Stock into 1,412,420 shares of Common Stock.

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

Series H-5 Convertible Preferred Stock

On December 6, 2019, the Company entered into a Securities Purchase Agreement with investors pursuant to which the Company issued to the investors an aggregate of 34,722 shares of the Company’s newly designated Series H-5 Convertible Preferred Stock, par value $0.0001 per share (the “Series H-5 Stock”) convertible into 3,472,200 shares of common stock of the Company. The purchase price per Series H-5 Stock was $72.00, equal to (i) the closing price of the Common Stock on the Nasdaq Capital Market on December 5, 2019, plus $0.125 multiplied by (ii) 100. The aggregate purchase price for the Series H-5 Stock was approximately $2.5 million.

December 6, 2019, the Company filed the Certificate of Designations, Preferences and Rights of the Series H-5 Convertible Preferred Stock (the “H-5 Certificate of Designation”) with the Secretary of State of the State of Delaware, establishing and designating the rights, powers and preferences of the Series H-5 Convertible Preferred Stock (the “Series H-5 Stock”). The Company designated up to 50,000 shares of Series H-5 Stock and each share has a stated value of $72.00 (the “Stated Value”). Each share of Series H-5 Stock is convertible at any time at the option of the holder thereof, into a number of shares of Common Stock determined by dividing the Stated Value by the conversion price of $0.72 per share, subject to a 9.99% blocker provision. The Series H-5 Stock has the same dividend rights as the Common Stock, and no voting rights except as provided for in the Certificate of Designation or as otherwise required by law. In the event of any liquidation or dissolution of the Company, the Series H-5 Stock ranks senior to the Common Stock in the distribution of assets, to the extent legally available for distribution.

The holders of Series H-5 Stock are entitled to certain anti-dilution adjustments if the Company issues shares of its common stock at a lower price per share than the applicable conversion price of the Series H-5 Stock. If any such dilutive issuance occurs prior to the conversion of the Series H-5 Stock, the conversion price will be adjusted downward to a price that cannot be less than 20% of the exercise price or $0.1584.

In the event of liquidation, the holders of the Series H-5 Preferred Stock are entitled, pari passu with the holders of common stock, to receive a payment in the amount the holder would receive if such holder converted the Series H-5 Preferred Stock into common stock immediately prior to the date of such payment. As of December 31, 2019, such payment would be calculated as follows at December 31, 2019:

Number of Series H-5 Preferred Stock outstanding	34,722
Multiplied by the stated value	$72.00
Equals the gross stated value	$2,499,984
Divided by the conversion price	$0.72
Equals the convertible shares of common stock	3,472,200
Multiplied by the fair market value of common stock at December 31, 2019	$0.88
Equals the payment	$3,055,536

As described in Note 11, on February 5, 2020, the Company entered into Exchange Agreement with the holders of existing Series H-5 Stock to exchange an equivalent number of shares of its Series H-6 Stock. The Exchange closed on February 5, 2020. The purpose of the exchange was to include voting rights.

Stock Based Compensation

Amended and Restated 2014 Equity Incentive Plan

The Company has one equity incentive plan, the 2014 Equity Incentive Plan (the “Plan”), with 706,629 shares of common stock reserved for issuance. As of December 31, 2019, there were 49,943 shares available for grant under the Company’s equity plan. The Plan was amended in 2018 to increase the number of shares of common stock available for issuance thereunder by 285,417, which amendment was approved by the Company’s stockholders on November 15, 2018.

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

On July 30, 2019, the Board of Directors approved of certain modification to directors compensation. As consideration for services to the Board the Chairman of the Board received (i) an annual cash retainer equal to $90,000 and, as compensation for the period from February 1, 2019 through January 31, 2020, a grant of shares of restricted stock in an amount equal to $60,000 and (ii) each non-Chairman member of the Board receives an annual cash retainer equal to $30,000 and, as compensation for the period from February 1, 2019 through January 31, 2020, a grant of shares of restricted stock in an amount equal to $50,000, each to be paid as determined by the Compensation Committee.

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

Due to the limited number of shares available for grant pursuant to the DropCar, Inc. Amended and Restated 2014 Equity Incentive Plan, the restricted stock grants referred to in the forgoing paragraph could not be granted in full in fiscal 2019. The Company issued 31,646 shares of common stock to one board member; 132,913 vested shares were not issued. On November 14, 2019 the board of directors modified the terms to convert the grant to a contingent payment payable upon a merger or change in control within twelve months. Upon a merger or change in control, the board of directors will have the option to satisfy the director payments in the form of cash or equity, if available. During the year ended December 31, 2019, the Company recorded $237,855 as general and administrative expense related to this grant, of which $25,000 was recorded as stock-based compensation. From this grant, the Company issued 31,646 shares on August 27, 2019 to one grantee and recognized a total of $25,000 as a credit to additional paid in capital for restricted stock units issued to the board of directors. The balance of the accrual is recorded and carried forward through accounts payable and accrued expenses.

Service Based Common Stock

On January 30, 2018 the Company issued 213,707 and 35,558 and shares of common stock to Alpha Capital Anstalt and Palladium Capital Advisors, respectively, in connection with the WPCS Merger. For the Alpha Capital Anstalt issuance, the Company recorded 90% of the issuance or 192,336 common shares as cost of capital raise and 10% of the issuance or 21,371 common shares as advisory services. The merger costs in the amount of $1,510,722 were recorded as a reduction to additional paid in capital and the advisory service costs in the amount of $167,858 were recorded as general and administrative expense in the consolidated statement of operations. For the Palladium Capital Advisors issuance, the Company recorded $279,327 as general and administrative expense in the consolidated statement of operations.

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

Consulting Agreement

The Company entered into a two-month consulting agreement with a vendor to receive public relations services beginning on December 24, 2018. The compensation terms are $20,000 cash payment and 33,333 shares of common stock. In accordance with ASC 505, the shares were valued as of December 31, 2018, the reporting date. The Company recorded $61,318 and $6,982 as sales and marketing expense in the consolidated statement of operations for the year ended December 31, 2019 and 2018, respectively. The Company paid the cash upon entering the agreement and issued the shares of common stock upon completion of the contract in February 2019.

Modification Expense

The Company modified 60,516 options that were subject to expiration within 90 days following the sale of Suisun City Operations for WPCS employees, during the year ended December 31, 2018. The Company extended the expiration date in accordance with the options’ original terms. The Company recorded a modification expense related to the extension of the expiration date and recorded $74,109 as a selling, general and administrative expense for the year ended December 31, 2018 as part of discontinued operations in the consolidated statement of operations. The expense was based on the change in the fair value before and after the modification using the Black-Scholes option-pricing model on the date of the modification using the following assumptions: pre-modification (a) exercise prices of $28.56 to $633.60, (b) fair value of common stock $2.40, (c) expected volatility of 231%, (d) dividend yield of 0%, (e) risk-free interest rate of 2.45%, (f) expected life of 0.25 years; and post-modification (a) exercise prices of $285.56 to $633.60, (b) fair value of common stock $2.40, (c) expected volatility of 152%, (d) dividend yield of 0%, (e) risk-free interest rate of 2.62% to 2.69%, (f) expected life of 6.02 years to 8.35 years.

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

Employee and Non-employee Stock Options

On January 30, 2019, the Company issued options to purchase 99,072 shares of common stock to two members of management. The options vest quarterly over two years and have an exercise price of $2.32 per share. The options were valued at $213,444, in the aggregate, on the date of grant using the Black-Scholes options pricing model and amortized over the vesting period.

The following table summarizes stock option activity during the years ended December 31, 2019 and 2018:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	-	-	-	-
Acquired in Merger	133,711	$36.42	3.88	-
Granted	214,239	5.58	9.72	-
Forfeited	(45,178)	11.64	-	-
Outstanding at December 31, 2018	302,772	18.3	7.20	-
Granted	99,072	2.32	9.09	-
Forfeited	(21,448)	13.09	-	-
Outstanding at December 31, 2019	380,396	$14.43	6.84	-

At December 31, 2019, unamortized stock compensation for stock options was approximately $131,693, with a weighted-average recognition period of 1.07 years.

At December 31, 2019, outstanding options to purchase 317,381 shares of common stock were exercisable with a weighted-average exercise price per share of $16.78.

The following table sets forth total non-cash stock-based compensation for common stock, RSUs, options and warrants issued to employees and non-employees by operating statement classification for the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018
Selling, general and administrative	$280,275	$82,436
Loss from operations of discontinued components, net of taxes	338,854	3,711,084
Total	$619,129	$3,793,520

Stock option pricing model

The fair value of the stock options granted during the year ended December 31, 2019 and 2018, was estimated at the date of grant using the Black-Scholes options pricing model with the following assumptions:

	For the year ended December 31,
	2019	2018
Fair value of common stock $	2.32	$1.62 - 13.26
Expected volatility	151.76%	118.10% - 151.79%
Dividend yield	-	-
Risk-free interest	2.70%	2.79% - 3.00%
Expected life (years)	5.5	5.13 - 5.50

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

Warrants

Merger Warrants and Warrant Exchange

The warrants to purchase common stock (the “Merger Warrants”) issued in connection with the convertible debt in 2017 are fully vested and exercisable for five years through November 14, 2021. The warrants were valued using the Black-Scholes option-pricing model with the following inputs: exercise price of $59.04; fair market value of underlying stock of $16.68 and $17.40; expected term of 5 years; risk free rate of 1.61%, 1.70%, and 2.01%; volatility of 161%, 147%, and 150%; and a dividend yield of 0.00%. The Company accounted for these warrants as debt discount. The Company recorded amortization of $176,000 for the year ended December 31, 2018.

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

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

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

The Series H-4 Warrants contain anti-dilution price protection that was triggered on December 6, 2019 upon the issuance of the series H-5 Warrants (as defined below), causing the exercise price to decrease from $3.60 per share to $3.12 per share. As a result, the Company recorded a deemed dividend of $2,022 which represents the fair value transferred to the Series H-4 warrant holders from the anti-dilution protection being triggered. The deemed dividend was recorded as an increase to accumulated deficit and increase in additional paid-in capital and reduced net income available to common shareholders by the same amount. The Company valued (a) the fair value of the Series H-4 Shares immediately before the re-pricing in the amount of $77,084, (b) the fair value of the Series H-4 Shares immediately after the re-pricing in the amount of $79,106, and (c) recorded the difference as deemed dividend in the amount of $2,022. The Series H-4 Warrants were valued using the Black-Scholes option-pricing model on the date of the exchange using the following assumptions: (a) fair value of common stock $0.62, (b) expected volatility of 155.1%, (c) dividend yield of 0%, (d) risk-free interest rate of 1.64%, (e) expected life of 3.25 years.

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

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

Issuance of Series H-5 Warrants

At the December 6, 2019 closing of the H-5 Securities Purchase Agreement, the Company issued warrants to purchase 3,715,254 shares of common stock of the Company, with an exercise price of $0.792 per share, subject to adjustments (the “H-5 Warrants”). Subject to certain ownership limitations, the H-5 Warrants will be exercisable beginning six months from the issuance date and will be exercisable for a period of five years from the initial exercise date.

The holders of the H-5 Warrants are entitled to certain anti-dilution adjustments if the Company issues shares of its common stock at a lower price per share than the applicable exercise price (subject to a floor of $0.1584 per share). The H-5 Warrants contain a blocker that prohibits the holder from exercising the warrants if such exercise will result in the beneficial ownership by the holder of more than 9.99% of the Company’s outstanding shares.

A summary of the Company’s warrants to purchase common stock is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
January 1, 2018	146,358	$59.04	4.50
Acquired, H-1 warrants	50,744	29.04	1.55
Acquired, H-3 warrants	14,001	33.12	3.25
Granted, H-4 warrants	447,383	3.60	4.18
Granted, I warrants	73,178	13.80	2.30
Granted, Reload warrants	260,116	6.00	2.60
Granted, K warrants	277,778	0.06	*
Exercised, H-4 warrants	(260,116)	3.60	-
Retired, Merger warrants	(146,358)	59.04	-
Outstanding, December 31, 2018	863,084	$6.00	2.51
Exercised, K Warrants	(277,778)	0.06	-
Granted, H-5 warrants**	3,715,254	0.792	5.00
Outstanding, December 31, 2019	4,300,560	$1.77	5.06

* The Series K warrants do not have an expiration date.
** The Series H-5 warrants are exercisable beginning June 6, 2020. Of the 3,715,254 granted, 243,054 were granted to Palladium, see Note 10.

The warrants expire through the years 2020 - 2024, except for the Series K Warrant which has no expiration date.

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

Pursuant to the terms of the Consulting Agreement, Ascentaur has agreed to provide advisory services with respect to the strategic development and growth of the Company, including advising the Company on market strategy and overall Company strategy, advising the Company on the sale of the Company’s Suisun City Operations, providing assistance to the Company in identifying and recruiting prospective employees, customers, business partners, investors and advisors that offer desirable administrative, financing, investment, technical, marketing and/or strategic expertise, and performing such other services pertaining to the Company’s business as the Company and Ascentaur may from time to time mutually agree. The term of the Consulting Agreement commenced on July 11, 2018 and will continue until terminated in accordance with the terms of the Consulting Agreement. During the year ended December 31, 2019, the Company recorded $33,733 as general and administrative expense related to this consulting agreement. For the year ended December 31, 2019, approximately $130,557 was paid in cash and $0 is recorded as accounts payable. During the year ended December 31, 2018, the Company recorded $147,754 as general and administrative related to this consulting agreement. As of December 31, 2018, approximately $51,000 was paid in cash and approximately $97,000 is recorded as accounts payable. Of this amount, Ascentaur received $90,000 in relation to the sale of Suisun City Operations.

DropCar, Inc., and Subsidiaries
Notes to Consolidated Financial Statements

During 2018 and 2017, the Company entered into various financial transactions with Alpha Capital Anstalt, a majority shareholder, through the issuance of $1,350,000 convertible notes in 2017, issued 213,707 shares of common stock in connection with the merger on January 30, 2018 for merger related services and cost of providing capital, issued 11,093 Series A Preferred Stock for $2,612,500 in the March 8, 2018 PIPE transaction, and was issued 277,778 Series K prefunded common stock warrants on November 14, 2018 for proceeds of approximately $983,000.

Palladium Capital Advisors (“Palladium”), and advisor to the Company and AYRO, has provided investment banking services in connection with the merger on January 30, 2018 and received 35,558 shares of common stock for merger related services, received 1,371 Series H-4 preferred shares and warrants in the March 8, 2018 PIPE transaction for advisory services, and in connection with the December 6, 2019 Series H-5 Stock transaction received $200,000 and 243,054 H-5 Warrants.

On December 5, 2019, the Company entered into a placement agent and merger advisory agreement with Palladium whereby the Company shall pay to Palladium a cash fee equal to 8% of the aggregate gross proceeds raise in closing of each financing transaction and warrants to purchase that number of shares of common stock of the Company equal to 7% of the aggregate number of shares of common stock sold in each offering. The warrants will be identical to any warrants issued to investors at such closing, provide for a cashless exercise, have an exercise price equal to the offering price per share in the closing, and expire on the five year anniversary at such closing. In addition, the Company shall pay Palladium compensation for advisory services in connection with a possible business combination of the Company with an unaffiliated third party whereby the Company shall issue the number of shares of common stock of the post-merger entity immediately after the merger that represents 2.5% of the outstanding shares of common stock in any surviving post-merger entity.

11. Subsequent Events

The Company has analyzed its operations subsequent to December 31, 2019 and noted the following subsequent events:

The Company’s operations may be affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020, was been declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s customers and revenue, labor workforce, and the decline in value of assets held by the Company, including, property and equipment.

On February 5, 2020 the Company entered into separate Exchange Agreements (the “Exchange Agreements”) with the holders of existing Series H-5 Convertible Preferred Stock (the “Series H-5 Shares”), par value $0.0001 per share, to exchange an equivalent number of shares of the Company’s Series H-6 Convertible Preferred Stock (the “Series H-6 Shares”), par value $0.0001 per share (the “Exchange”). The Exchange closed on February 5, 2020.

On February 12, 2020, the Company received a notice from the New York State Department of Labor stating the Company has a negative balance in their experience rating account of approximately $165,000. The notice states the Company may make a voluntary payment of approximately $165,000. The Company does not expect to make this payment which will result in an increase to their future unemployment insurance rates. The Company will need to pay the max rate for a three-year period for not making the payment.

Subsequent to December 31, 2019, investors converted 4,900 shares of Series H-6 Shares into 490,000 shares of Common Stock.