Form 10-K/A
period 2019-12-31
DropCar, Inc.
filed 2020-04-10
CIK 1086745

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

As of April 1, 2020 there were 4,551,882 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020 (the “Original Filing”) solely for the purposes of including the information required by Items 10 through 14 of Part III. Except as expressly set forth above, this Form 10-K/A does not, and does not purport to, amend, update, or restate the information in any other item of the Original Filing. Nothing within this Form 10-K/A has re-stated or altered the financials contained in the Original Filing in any manner.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A.

PART III

Item 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors

On December 12, 2019, at our annual meeting, our shareholders approved Spencer Richardson, David Newman, Sebastian Giordano, Zvi Joseph, Solomon Mayer, Joshua Silverman and Greg Schiffman to a term of one year to serve until the 2020 annual meeting of stockholders, and until their respective successors have been elected and qualified. Officers are elected annually and serve at the discretion of the Board. Brian Harrington served as a director until February 6, 2019.

Set forth below are the names of the directors and executive officers, their ages, their offices in the Company:

Name	Age	Position(s)
Executive Officers
Spencer Richardson	35	Chief Executive Officer; Director
David Newman	59	Chief Business Development Officer; Director
Mark Corrao	62	Chief Financial Officer

Non-Employee Directors
Joshua Silverman	50	Director; Chairman of the Board of Directors
Sebastian Giordano	62	Director
Zvi Joseph	53	Director
Solomon Mayer	66	Director
Greg Schiffman	62	Director

Employee Directors

Spencer Richardson

Mr. Richardson has served as our Chief Executive Officer and a member of the Board of Directors since the closing of the business combination with DropCar, Inc. (“Private DropCar”) in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of September 6, 2017, as subsequently amended, by and among us, DC Acquisition Corporation (“WPCS Merger Sub”), and Private DropCar (as amended, the “WPCS Merger Agreement”), pursuant to which WPCS Merger Sub merged with and into Private DropCar, with Private DropCar surviving as our wholly owned subsidiary (the “WPCS Merger”), and prior to that time, served as a member of the board of directors of Private DropCar since September 2014. Mr. Richardson served as Co-Founder and Chief Executive Officer of Private DropCar since its inception in September 2014 through the closing of the WPCS Merger. Mr. Richardson also served as the Chairman of our Board of Directors from January 2018 to May 2018. Prior to his service with DropCar, from March 2009 through February 2016, Mr. Richardson served as Co-Founder and Chief Executive Officer of FanBridge, Inc., a platform that enables clients, such as musicians, comedians, influencers, and anyone with a fan base, to manage fan acquisition, retention, and engagement. In 2012, Forbes Magazine selected Mr. Richardson as a “30 Under 30” innovator. Mr. Richardson currently serves on the boards of directors of numerous private companies. Mr. Richardson holds a B.S. in Finance and Marketing from New York University Stern School of Business.

David Newman

Mr. Newman has served as our Chief Business Development Officer and a member of the Board of Directors since the closing of the WPCS Merger, and prior to that time, served as a member of the board of directors of Private DropCar since its inception in September 2014. Mr. Newman served as Co-Founder and Secretary of Private DropCar since its inception and as Chief Business Development Officer since April 2017. Mr. Newman also served as Treasurer and Chairman of the Board of Directors of Private DropCar from its inception until January 2018. Mr. Newman has served as President of David B. Newman Consultants, Inc., a New York-based consulting corporation, as President of Rockland Westchester Legal Services, PC, a New York-based legal services company, and as a Senior Managing Director of Brock Securities LLC, a broker-dealer that provides investment banking and advisory services, in each instance since February 2014. He previously served as a director of United Realty Trust Inc., a public real estate investment trust, from August 2012 through September 2015. Mr. Newman holds a B.B.A. in Business Management from Hofstra University and a J.D. from Fordham University School of Law.

Non-Employee Directors

Sebastian Giordano

Mr. Giordano served as a consultant to the Company and has served as a member of the Board of Directors since the closing of the WPCS Merger, and prior to that time, served as a director of WPCS since February 2013. Mr. Giordano served as the Interim Chief Executive Officer of WPCS from August 2013 until April 25, 2016, when the interim label was removed from his title. He served as the Chief Executive Officer of WPCS since such time through the closing of the WPCS Merger. Since 2002, Mr. Giordano has been Chief Executive Officer of Ascentaur, LLC, a business consulting firm providing comprehensive strategic, financial and business development services to start-up, turnaround and emerging growth companies. From 1998 to 2002, Mr. Giordano was Chief Executive Officer of Drive One, Inc., a safety training and education business. From 1992 to 1998, Mr. Giordano was Chief Financial Officer of Sterling Vision, Inc., a retail optical chain. Mr. Giordano received B.B.A. and M.B.A. degrees from Iona College.

Mr. Giordano’s qualifications to sit on the Board of Directors include his broad management experience, including having served as Chief Executive Officer of WPCS.

Greg Schiffman

Mr. Schiffman has served as a member of the Board of Directors since the closing of the WPCS Merger. Mr. Schiffman served as the Chief Financial Officer of Vineti, Inc. from October 2017 through April 2018. He previously served as the Chief Financial Officer of each of Iovance Biotherapeutics (formerly Lion Biotechnologies), from October 2016 through June 2017, Stem Cells, Inc., from January 2014 through September 2016, and Dendreon Corporation, from December 2006 through December 2013. He currently serves on the boards of directors of several private companies. Mr. Schiffman holds a B.S. in Accounting from DePaul University and an MM (MBA) from Northwestern University Kellogg Graduate School of Management.

Mr. Schiffman’s qualifications to sit on the Board of Directors include his financial background, business experience and education.

Zvi Joseph

Mr. Joseph has served as a member of the Board of Directors since the closing of the WPCS Merger. He has served as Deputy General Counsel of Amdocs Limited, a publicly traded corporation that provides software and services to communications and media companies, since October 2005. He received his A.A.S. in Business Administration from Rockland Community College, his B.A. in Literature from New York University and his J.D. from Fordham University School of Law. He also holds a Certificate in Business Excellence from Columbia University School of Business.

Mr. Joseph’s qualifications to sit on the Board of Directors include his legal experience and education.

Solomon Mayer

Mr. Mayer has served as a member of the Board of Directors since the closing of the WPCS Merger and, prior to that time, served as a member of the Board of Directors of Private DropCar. He has served as President and Chief Executive Officer of Mooney Aviation Company, a private company that manufactures four-place, single-engine and piston-powered aircraft, since 1999. Prior to that time, he held the position of Chief Executive Officer of, and consultant to, Overseas Trading, a department store wholesaler. Mr. Mayer serves as a director of Laniado Hospital, a voluntary, not-for-profit hospital in Kiryat Sanz, Netanya, Israel, as well as a director of several private companies. He previously served as a consultant to and director of each of Innovative Food Holdings, a provider of sourcing, preparation and delivery of specialty/fresh food for both professional chefs and consumers, and BlastGard International Inc., which manufactures and markets proprietary blast mitigation materials, in each case, from 2002 until 2016.

Mr. Mayer’s qualifications to sit on the Board of Directors include his and extensive management experience as an executive and director of a variety of companies.

Joshua Silverman

Mr. Silverman has served as a member of the Board of Directors since the closing of the WPCS Merger, and prior to that time, served as a director of WPCS since August 2016. Mr. Silverman has served as the Chairman of our Board of Directors since May 2018. Mr. Silverman currently serves as the Managing Member of Parkfield Funding LLC. Mr. Silverman was the co-founder, and a Principal and Managing Partner of Iroquois Capital Management, LLC, an investment advisory firm. Since its inception in 2003 until July 2016, Mr. Silverman served as Co-Chief Investment Officer of Iroquois. While at Iroquois, he designed and executed complex transactions, structuring and negotiating investments in both public and private companies and has often been called upon by the companies solve inefficiencies as they relate to corporate structure, cash flow, and management. From 2000 to 2003, Mr. Silverman served as Co-Chief Investment Officer of Vertical Ventures, LLC, a merchant bank. Prior to forming Iroquois, Mr. Silverman was a Director of Joele Frank, a boutique consulting firm specializing in mergers and acquisitions. Previously, Mr. Silverman served as Assistant Press Secretary to The President of the United States. Mr. Silverman currently serves as a director of WPCS, Protagenic Therapeutics, Neurotrope, Inc., and TapImmune Inc., all of which are public companies. He previously served as a Director of National Holdings Corporation from July 2014 through August 2016, MGT Capital Investments, Inc. from December 2014 to May 2016, and Alanco Technologies Inc. from March 2016 through August 2016. Mr. Silverman received his B.A. from Lehigh University in 1992.

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

Meetings and Committees of the Board of Directors

During the fiscal year ended December 31, 2019, the Board held 21 meetings and approved certain actions by unanimous written consent. We expect our directors to attend all board and committee meetings and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities. Each director attended, either in person or telephonically, at least 75% of the aggregate Board meetings and meetings of committees on which he served during his tenure as a director or committee member, except Brian Harrington who resigned on February 6, 2019.

Audit Committee

During the fiscal year ended December 31, 2019, the Audit Committee held 4 meetings. The Audit Committee of the Board (the “Audit Committee”) consists of Greg Schiffman, Zvi Joseph and Solomon Mayer, with Mr. Schiffman appointed as Chairman of the Committee. The Board has determined that all of the members are “independent” as that term is defined under applicable SEC rules and under the current listing standards of The Nasdaq Stock Market and that Mr. Schiffman qualifies as an “audit committee financial expert” pursuant to Item 407(d)(5) of Regulation S-K.

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

Compensation Committee

During the fiscal year ended December 31, 2019, the Compensation Committee of the Board (the “Executive Committee”) held 7 meetings. The Compensation Committee consists of Zvi Joseph and Solomon Mayer with Mr. Joseph appointed as Chairman of the Committee. The Board has determined that all of the members are “independent” as that term is defined under applicable SEC rules and under the current listing standards of The Nasdaq Stock Market. The Board has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee.

The Compensation Committee has responsibility for assisting the Board in, among other things, evaluating and making recommendations regarding the compensation of our executive officers and directors, assuring that the executive officers are compensated effectively in a manner consistent with our stated compensation strategy, producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC, periodically evaluating the terms and administration of our incentive plans and benefit programs and monitoring of compliance with the legal prohibition on loans to our directors and executive officers. The Compensation Committee is governed by a written charter approved by the Board.

Nominating Committee

During the fiscal year ended December 31, 2019, the Nominating Committee of the Board (“Nominating Committee”) held 2 meetings. The Nominating Committee consists of Zvi Joseph and Solomon Mayer with Mr. Mayer appointed as Chairman of the Committee. The Board has determined that all of the members are “independent” as that term is defined under applicable SEC rules and under the current listing standards of The Nasdaq Stock Market.

The Nominating Committee is responsible for assisting the Board in identifying individuals qualified to become members of the Board and executive officers of the Company; selecting, or recommending that the Board select, director nominees for election as directors by the stockholders of the Company; developing and recommending to the Board a set of effective governance policies and procedures applicable to the company; leading the Board in its annual review of the Board’s performance; recommending to the Board director nominees for each committee; making recommendations regarding committee purpose, structure and operations; and overseeing and approving a managing continuity planning process. During the fiscal year ended December 31, 2019, there were no changes to the procedures by which holders of our common stock may recommend nominees to the Board. The Nominating Committee is governed by a written charter approved by the Board.

Delinquent Section 16(a) Reports

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

Based solely upon a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to the Company’s directors and officers were timely met during the fiscal year ended December 31, 2019, except that one Form 4 for each of the following directors was not timely filed, in each case with respect to a single transaction: Gregory Schiffman, Sebastian Giordano, Zvi Joseph, Solomon Mayer and Joshua Silverman, and one additional Form 4 with respect to four transactions was not timely filed for Joshua Silverman.

Code of Ethics

The Company adopted a Code of Ethics that applies to all employees, including the Company’s principal executive officer, principal financial officer, and principal accounting officer, as well as to the Board. A copy of the Code of Ethics is posted on the Company’s website, www.dropcar.com.

Item 11.
EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2019 and 2018 by the Company’s (i) Chief Executive Officer and (ii) most highly compensated executive officer other than the Chief Executive Officer who was serving as an executive officer at the end of the 2019 fiscal year and whose salary as determined by Regulation S-K, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Spencer Richardson Chief Executive Officer (2)	2019	299,010	75,000	-	106,722	3,600	484,332
	2018	273,471	387,500	1,621,983	100,000	26,957	2,409,911
David Newman Chief Business Development Officer (3)	2019	299,010	75,000	-	106,722	3,600	484,332
	2018	273,471	395,972	1,621,983	100,000	27,233	2,418,659
Paul Commons Chief Financial Officer (4)	2019	45,692	5,000	-	-	180,000	230,692
	2018	208,152	15,000	-	234,139	-	457,291

(1)
The dollar amounts in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions underlying the determination of fair value of the awards are set forth in Note 9 the financial statements included in the Original Filing.
(2)
Mr. Richardson served as Chief Executive Officer of Private DropCar until taking over as Chief Executive Officer of the Company upon the WPCS Merger.
(3)
Mr. Newman served as Chief Business Development Officer of Private DropCar until taking over as Chief Business Development Officer of the Company upon the WPCS Merger.
(4)
Mr. Commons served as Chief Financial Officer of the Company upon the WPCS Merger. His employment terminated effective February 28, 2019.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Employment Agreement with Spencer Richardson

In connection with the WPCS Merger, the Company entered into an employment agreement with Mr. Richardson pursuant to which he serves as the Company’s Chief Executive Officer. The employment agreement provides for an initial term of three (3) years with automatic one (1) year renewals. The employment agreement provides for the following cash-based compensation: (a) an annual base salary equal to $275,000, subject to a 10% increase per year; (b) a bonus payment of $250,000 in connection with the closing of the WPCS Merger; (c) quarterly bonuses of at least $12,500; (d) milestone bonus payments based on the Company’s achievement of certain specified milestones; and (e) allowances for automobile, medical and dental.

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

In addition, Mr. Richardson has entered into a non-solicitation and non-competition agreement that applies during the term of employment and for 12 months thereafter.

Employment Agreement with David Newman

In connection with the WPCS Merger, the Company entered into an employment agreement with Mr. Newman pursuant to which he serves as the Company’s Chief Business Development Officer. The employment agreement provides for an initial term of three (3) years with automatic one (1) year renewals. The employment agreement provides for the following cash-based compensation: (a) an annual base salary equal to $275,000, subject to a 10% increase per year; (b) a bonus payment of $250,000 in connection with the closing of the WPCS Merger; (c) quarterly bonuses of at least $12,500; (d) milestone bonus payments based on the Company’s achievement of certain specified milestones; and (e) allowances for automobile, medical and dental.

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

Mr. Commons’s employment as the Company’s Chief Financial Officer terminated on February 28, 2019. Upon such termination, Mr. Commons was entitled to receive $180,000 in severance payments, which is equal to nine months of his salary and three quarterly bonus payments equal to $5,000 each.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table includes certain information with respect to all unexercised stock options and unvested shares of common stock outstanding owned by the named executive officers as of December 31, 2019.

Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Share)	Option Expiration Date	Number of Shares or Units of Stock that have not vested (#)	Market Value of Shares or units of Stock that have not vested ($)
Spencer Richardson	66,342	-	1.62	12/23/2028	-	-
	18,576	30,960	2.32	01/30/2029	-	-
David Newman	66,342	-	1.62	12/23/2028	-	-
	18,576	30,960	2.32	1/30/2029	-	-
Paul Commons	-	-	-	-	-	-

Director Compensation

The following table sets forth summary information concerning the total compensation earned by the non-employee directors during the year ended December 31, 2019 for services to the Company.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All other compensation	Total ($)
Brian Harrington (2)	3,036	-	-	3,036
Greg Schiffman	50,741	25,000		75,741
Joshua Silverman	147,391	-	-	147,391
Sebastian Giordano (3)	76,261	-	33,774	100,035
Solomon Mayer	75,741	-	-	75,741
Zvi Joseph	75,741	-	-	75,741

(1) The dollar amounts in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions underlying the determination of fair value of the awards are set forth in Note 3 of the financial statements included in the Original Filing.

(2) Mr. Harrington served as director until February 6, 2019.

(3) Mr. Giordano earned $147,754 through the consulting agreement between the Company and Ascentaur, LLC. $90,000 of these earnings was tied to the successful sale of WPCS Suisun City International Inc. in December 2018. Mr. Giordano earned $33,333 through the consulting agreement between the Company and Ascentaur, LLC in 2019 and received an additional $441 for reimbursed expenses.

From January 31, 2018 through May 14, 2018, the Board earned cash compensation at the rate of $2,000 per month. Effective on May 15, 2018, the Company’s directors’ received annual compensation of $30,000 and the Chairperson receives annual compensation of $120,000 per year for their service on the Board, with the exception that Mr. Giordano’s compensation was addressed through the consulting arrangement between Ascentaur LLC and the Company through March 10, 2019. Additionally, in May of 2018, option grants were awarded based upon the value of $30,000 for the Chairperson and $20,000 for the other non-employee directors.

On July 30, 2019, the Board approved of certain modifications to director compensation. As consideration for services to the Board, the Chairman of the Board receives (i) an annual cash retainer equal to $90,000 and, as compensation for the period from February 1, 2019 through January 31, 2020, a grant of shares of restricted stock in an amount equal to $60,000 and (ii) each non-Chairman member of the Board receives an annual cash retainer equal to $30,000 and, as compensation for the period from February 1, 2019 through January 31, 2020, a grant of shares of restricted stock in an amount equal to $50,000, each to be paid as determined by the Compensation Committee.

Due to the limited number of shares available for grant pursuant to the DropCar, Inc. Amended and Restated 2014 Equity Incentive Plan, the restricted stock grants referred to in the foregoing paragraph could not be granted in full in fiscal 2019. Mr. Schiffman received a grant of 31,646 shares of restricted stock, which represented half of the shares of common stock Mr. Schiffman was entitled to receive. The shares vested on the date of grant. None of the other non-employee directors received a grant of restricted stock.

In January 2020, the Board entered into letter agreements with each non-executive member of the Board to address the restricted stock grants. In lieu of such grants, the Company and each non-employee director agreed that upon (i) a merger or consolidation with another entity where the Company retains more than 50% of the outstanding voting securities of the Company or (ii) the consummation of a change of control prior to November 14, 2020, each non-employee director will receive a transaction payment, payable in cash, shares of the Company’s common stock or shares of a successor company’s common stock, at the discretion of the Company (each, a “Transaction Payment”). Mr. Silverman will receive a Transaction Payment equal to $60,000, Mr. Schiffman will receive a Transaction Payment equal to $25,000 (which reflects that the other half of his $50,000 compensation has already been paid in the form of a restricted stock grant) and all other non-employee directors will receive a Transaction Payment equal to $50,000. The Company anticipates that the AYRO Merger will constitute a change of control and will trigger the obligation to pay the Transaction Payments. The form of change of control letter agreement is attached as Exhibit 10.21 to the Original Filing.

Item 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows certain information as of April 1, 2020, with respect to the beneficial ownership of common stock by: (i) each person the Company believes beneficially holds more than 5% of the outstanding shares of common stock based on the Company’s review of filings with the SEC; (ii) each director; (iii) each named executive officer; and (iv) all current directors and executive officers as a group. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o DropCar, Inc., 1412 Broadway, Suite 2105, New York, New York 10018. All beneficial ownership information reflects the Company’s 1-for-6 reverse stock split that was effected on March 8, 2019.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 4,551,882 shares of common stock outstanding at April 1, 2020. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock underlying preferred stock, stock options, restricted stock units and warrants held by that person that are currently exercisable or convertible or will be exercisable or convertible within sixty days of April 1, 2020. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Number of Shares Owned	Percentage of Class
Named Executive Officers and Director
Spencer Richardson(1)	278,731	6.00%
Mark Corrao	—	*
David Newman(2)	282,262	6.07%
Sebastian Giordano(3)	50,428	1.10%
Zvi Joseph(4)	2,033	*
Solomon Mayer(5)	2,033	*
Joshua Silverman(6)	14,761	*
Greg Schiffman(7)	21,202	*
Paul Commons	-	*
All Current Executive Officers and Directors as a Group(8)	651,448	13.54%
Greater than 5% Shareholders
Alpha Capital Anstalt(9)	4,528,864	9.99%
Iroquois Capital Management LLC(10)	2,394,932	9.99%
Brio Capital Master Fund Ltd.(11)	344,743	7.06%
Palladium Capital Advisors, LLC(12)	282,738	5.86%

1.
Mr. Richardson’s total includes 181,429 shares of common stock and options to purchase 97,302 shares of common stock that are exercisable within 60 days of April 1, 2020.

2.
Mr. Newman’s total includes 184,960 shares of common stock and options to purchase 97,302 shares of common stock that are exercisable within 60 days of April 1, 2020.

3.
Mr. Giordano’s total includes options to purchase 50,428 shares of common stock that are exercisable within 60 days of April 1, 2020.

4.
Mr. Joseph’s total includes options to purchase 2,033 shares of common stock that are exercisable within 60 days of April 1, 2020.

5.
Mr. Mayer’s total includes options to purchase 2,033 shares of common stock that are exercisable within 60 days of April 1, 2020.

6.
Mr. Silverman’s total includes 5,852 shares of common stock, options to purchase 5,130 shares of common stock that are exercisable within 60 days of April 1, 2020 and warrants to purchase 3,779 shares of common stock that are exercisable within 60 days of April 1, 2020.

7.
Mr. Schiffman’s total includes 19,169 shares of common stock and options to purchase 2,033 shares of common stock that are exercisable within 60 days of April 1, 2020

8.
Includes all equity beneficially owned by current executive officers and directors (8 individuals).

9.
Based on a Schedule 13G filed on May 24, 2018 and on information provided to the Company from the beneficial owner. The principal business address of the beneficial owner is Lettstrasse 32, FL-9490 Vaduz, Furstentums, Liechtenstein. Konrad Ackerman is the Director of Alpha Capital Anstalt.  Beneficial ownership includes 68,944 shares of common stock, Series H-3 Preferred Stock convertible into 5,142 shares of common stock, Series H-4 Preferred Stock convertible into 235,631 shares of common stock, Series H-6 Preferred Stock convertible into 1,933,300 shares of common stock, Series H-4 warrants to purchase 46,997 shares of common stock, Series I warrants to purchase 17,663 shares of common stock, Series J warrants to purchase 137,887 shares of common stock and Series H-5 warrants to purchase 2,083,300 shares of common stock.

The shares included in the table report the number of shares that would be issuable without giving effect to the 9.99% beneficial ownership blocker included in the preferred stock and warrants. The percentage included in the table gives effect to the 9.99% beneficial ownership blocker included in the preferred stock and warrants.

10.
Based on a Schedule 13G/A filed on February 14, 2020, which reported ownership as of December 31, 2019, and on information provided to the Company from the beneficial owner. The principal business address of the beneficial owner is 205 East 42nd Street, 20th Floor, New York, New York 10017. Iroquois Master Fund (“IMF”) is a private investment fund. Iroquois Capital Management LLC (“Iroquois Capital”) is an investment adviser that provides investment advisory services to IMF. Iroquois Capital Investment Group LLC (“ICIG”) is a private investment fund. Richard Abbe shares authority and responsibility for the investments made on behalf of IMF with Kimberly Page, each of whom is a director of IMF. Mr. Abbe is the President of Iroquois Capital and has sole authority and responsibility for investments made on behalf of ICIG. Mr. Abbe is also managing member of Kensington Investment Partners LLC.

Beneficial ownership for IMF includes 37,559 shares of common stock, preferred stock convertible into an aggregate of 513,300 shares of common stock and warrants to purchase 810,364 shares of common stock. Beneficial ownership for ICIG includes preferred stock convertible into 25,022 shares of common stock, preferred stock convertible into an aggregate of 411,700 shares of common stock and warrants to purchase 596,987 shares of common stock.

The shares included in the table report the number of shares that would be issuable without giving effect to the 9.99% beneficial ownership blocker included in the preferred stock and warrants. The percentage included in the table gives effect to the 9.99% beneficial ownership blocker included in the preferred stock and warrants.

11.
Based on a Schedule 13G/A filed on February 4, 2020 and on information provided to the Company from the beneficial owner. The principal business address of Brio Capital Master Fund Ltd. is 100 Merrick Road, Suite 401 W. Rockville Centre, New York, 11570. Shaye Hirsch is the Director of Brio Capital Master Fund Ltd. Beneficial ownership includes 12,900 shares of common stock, Series H-3 Preferred Stock convertible into 3,980 shares of common stock, Series H-4 Preferred Stock convertible into 23,746 shares of common stock, Series H-5 Preferred Stock convertible into 123,899 shares of common stock and warrants to purchase 180,218 shares of common stock.

12.
Based on information provided to the Company from the beneficial owner. Joel Padowitz, CEO, is the natural person with voting and dispositive power over the shares held by Palladium Capital Advisors, LLC. Beneficial ownership includes 10,000 shares of common stock, Series H-3 warrants to purchase 2,047 shares of common stock, Series H-4 warrants to purchase 22,850 shares of common stock, Series I warrants to purchase 4,787 shares of common stock and Series H-5 warrants to purchase 243,054 shares of common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information about the Company’s Amended and Restated 2014 Equity Incentive Plan (as amended, the “2014 Plan”):

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plan approved by security holders	380,396	$14.43	49,944
Total	380,396	$14.43	49,944

Item 13.
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

AYRO Merger and Asset Sale

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

Item 14.
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

The following table presents fees for professional audit services rendered by Friedman LLP for the audit of the Company’s annual financial statements for the year ended December 31, 2019 and EisnerAmper LLP for the audit of the Company’s annual financial statements for the year ended December 31, 2018 and fees billed for other services rendered by Friedman LLP and EisnerAmper LLP and other professional accounting firms during those periods. The percentage of services set forth above in the category audit related fees that were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) (relating to the approval of a de minimus amount of non-audit services after the fact but before completion of the audit), was 100%.

	2019	2018
Audit Fees:(1)	$460,368	$421,373
Audit-Related Fees:(2)	2,800	59,986
Tax Fees:(3)	-	—
All Other Fees:(4)	-	—
Total	$463,168	$481,359

(1) Audit Fees include fees for services rendered for the audit of our annual financial statements, the review of financial statements included in our quarterly reports on Form 10-Q, assistance with and review of documents filed with the SEC and consents and other services normally provided in connection with regulatory filings. In 2019, $460,368 was billed for audit fees, of which $320,368 was billed by EisnerAmper LLP in connection with regulatory filings and the remainder was billed by Friedman LLP in connection with regulatory filings. In 2018, $399,299 was billed for audit fees, of which $46,200 was billed by Marcum LLP in connection with regulatory filings and the remainder was billed by EisnerAmper LLP.

(2) Audit-Related Fees principally include fees incurred for due diligence in connection with potential transactions and accounting consultations.

(3) Tax Fees would include fees for services rendered for tax compliance, tax advice, and tax planning. There were no tax fees incurred with Friedman LLP in 2019 or EisnerAmper LLP in 2018.

(4) All Other Fees would include fees that do not constitute Audit Fees, Audit-Related Fees, or Tax Fees.

PART IV

Item 15.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Amendment No. 1 to Annual Report on Form 10-K.

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

3.1	Amended and Restated Certificate of Incorporation of the Company,

3.2	Amended and Restated Bylaws of the Registrant.

4.1	Form of Series K Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2018).

4.2	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on September 10, 2018).

4.3	Form of Warrant Amendment to Series H-4 Warrant (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on September 10, 2018).

4.4	Form of Series I Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2018).

4.5	Form of Warrant to Purchase Common Stock of WPCS International Incorporated (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 22, 2016).

4.6	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2017).

4.7	Form of Series H-5 Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2019).

4.8	Description of the Company’s securities.

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

10.20	Form of Exchange Agreement, dated February 5, 2020 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2020).

10.21†	Form of Change of Control Letter Agreement.

16.1	Letter from EisnerAmper, dated July 8, 2019 (incorporated by reference from Exhibit 16.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 10, 2019).

21.1	Subsidiaries of the Company.

23.1	Consent EisnerAmper LLP

23.2	Consent of Friedman LLP

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial And Accounting Officer

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

DROPCAR, INC.

Date: April 9, 2020	By:	/s/ Spencer Richardson
Spencer Richardson
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Spencer Richardson	Chief Executive Officer	April 9, 2020
Spencer Richardson	(Principal Executive Officer)

/s/ Mark Corrao	Chief Financial Officer	April 9, 2020
Mark Corrao	(Principal Financial Officer; Principal Accounting Officer)

/s/ Joshua Silverman	Chairman of the Board of Directors	April 9, 2020
Joshua Silverman

*
Sebastian Giordano	Director	April 9, 2020

*
David Newman	Director, Chief Business Development Officer	April 9, 2020

*
Zvi Joseph	Director	April 9, 2020

*
Solomon Mayer	Director	April 9, 2020

*
Greg Schiffman	Director	April 9, 2020

*By: /s/ Joshua Silverman
Joshua Silverman
Attorney-in fact