Form 10-Q
period 2020-03-31
DropCar, Inc.
filed 2020-05-14
CIK 1086745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 11, 2020, there were 6,250,782 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

EXPLANATORY NOTE

The disclosure included pursuant to Part I, Item 5 of this Quarterly Report on Form 10-Q reflects information that would otherwise have been filed on a voluntary basis under Item 8.01 on a Current Report on Form 8-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate the anticipated merger with AYRO, Inc., our inability to obtain adequate financing, our inability to expand our business, existing or increased competition, stock volatility and illiquidity, and the failure to implement our business plans or strategies. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020, as subsequently amended on April 10, 2020, and other reports we file with the SEC. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refer to DropCar, Inc., a Delaware corporation, and its consolidated subsidiaries.

Part I – Financial Information

Item 1 – Condensed Consolidated Financial Statements (Unaudited).

DropCar, Inc., and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2020	2019

ASSETS

CURRENT ASSETS:
Cash	$3,551,393	$4,259,091
Prepaid expenses and other current assets	172,672	181,805
Current assets held for sale	197,902	375,186
Total current assets	3,921,967	4,816,082

Noncurrent assets held for sale	390,832	441,395

TOTAL ASSETS	$4,312,799	$5,257,477

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,558,909	$1,348,356
Current liabilities held for sale	912,472	1,040,776
TOTAL LIABILITIES	2,471,381	2,389,132

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Convertible Series H, 8,500 shares designated, 8 shares issued and outstanding;	-	-
Convertible Series H-1, 9,488 shares designated, zero shares issued and outstanding;	-	-
Convertible Series H-2, 3,500 shares designated, zero shares issued and outstanding;	-	-
Convertible Series H-3, 8,461 shares designated, 2,189 shares issued and outstanding;	-	-
Convertible Series H-4, 30,000 shares designated, 5,028 shares issued and outstanding;	1	1
Convertible Series H-5, 50,000 shares designated, zero and 34,722 shares issued and outstanding;	-	3
Convertible Series H-6, 50,000 shares designated, 29,822 and zero shares issued and outstanding as of March 31, 2020 and December 31, 2019;	3	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 4,551,882 and 4,061,882 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	455	406
Additional paid in capital	37,612,600	37,581,914
Accumulated deficit	(35,771,641)	(34,713,979)

TOTAL STOCKHOLDERS' EQUITY	1,841,418	2,868,345

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,312,799	$5,257,477

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DropCar, Inc., and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019

OPERATING EXPENSES
General and administrative expenses	$773,118	$644,072
TOTAL OPERATING EXPENSES	773,118	644,072

OPERATING LOSS	(773,118)	(644,072)

LOSS FROM CONTINUING OPERATIONS	(773,118)	(644,072)

DISCONTINUED OPERATIONS
Loss from operations of discontinued component, net of taxes	(284,544)	(1,331,634)
LOSS ON DISCONTINUED OPERATIONS	(284,544)	(1,331,634)

NET LOSS	$(1,057,662)	$(1,975,706)

AMOUNTS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Loss from continuing operations	$(773,118)	$(644,072)
Loss from discontinued operations	(284,544)	(1,331,634)
NET LOSS	$(1,057,662)	$(1,975,706)

LOSS PER SHARE FROM CONTINUING OPERATIONS:
Basic	$(0.19)	$(0.30)
Diluted	$(0.19)	$(0.30)
LOSS PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$(0.07)	$(0.63)
Diluted	$(0.07)	$(0.63)
NET LOSS PER SHARE:
Basic	$(0.26)	$(0.93)
Diluted	$(0.26)	$(0.93)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	4,132,212	2,117,688
Diluted	4,132,212	2,117,688

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DropCar Inc., and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Series H		Series H-3		Series H-4		Series H-5		Series H-6				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, January 1, 2020	8	-	2,189	-	5,028	1	34,722	3	-	-	4,061,882	406	37,581,914	(34,713,979)	2,868,345
Issuance of H-6 preferred stock in exchange for H-5 preferred stock	-	-	-	-	-	-	(34,722)	(3)	34,722	3	-	-	-	-	-
Conversion of Series H-6 preferred stock into common stock	-	-	-	-	-	-	-	-	(4,900)	-	490,000	49	(49)	-	-
Stock based compensation for options issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	30,735	-	30,735
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,057,662)	(1,057,662)
Balance, March 31, 2020	8	$-	2,189	$-	5,028	$1	-	$-	29,822	$3	4,551,882	$455	$37,612,600	$(35,771,641)	$1,841,418

Balance, January 1, 2019	8	-	2,189	-	26,619	3	-	-	-	-	1,633,394	163	32,791,951	(29,753,721)	3,038,396
Issuance of common stock for cash net of costs of $15,000	-	-	-	-	-	-	-	-	-	-	478,469	48	1,984,953	-	1,985,001
Exercise of warrants	-	-	-	-	-	-	-	-	-	-	277,778	28	16,639	-	16,667
Conversion of Series H-4 preferred stock into common stock	-	-	-	-	(21,591)	(2)	-	-	-	-	1,412,420	141	(139)	-	-
Stock based compensation for options issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	(19,361)	-	(19,361)
Stock based compensation for restricted stock units issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	289,842	-	289,842
Stock based compensation for common stock issued to service providers	-	-	-	-	-	-	-	-	-	-	116,666	12	222,188	-	222,200
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,975,706)	(1,975,706)
Balance, March 31, 2019	8	$-	2,189	$-	5,028	$1	-	$-	-	$-	3,918,727	$392	$35,286,073	$(31,729,427)	$3,557,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DropCar, Inc., and Subsidiaries
 Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	For the Three Months Ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,057,662)	$(1,975,706)
Loss from discontinued operations	284,544	1,331,634
Loss from continuing operations	(773,118)	(644,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	24,510
Changes in operating assets and liabilities:
Prepaid expenses and other assets	9,133	(1,920)
Accounts payable and accrued expenses	210,552	(331,834)

NET CASH USED IN OPERATING ACTIVITIES - CONTINUING OPERATIONS	(553,433)	(953,316)
NET CASH USED IN OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	(124,182)	(919,138)
NET CASH USED IN OPERATING ACTIVITIES	(677,615)	(1,872,454)

CASH FLOWS FROM INVESTING ACTIVITIES:

NET CASH USED IN INVESTING ACTIVITIES - CONTINUING OPERATIONS	-	-
NET CASH USED IN INVESTING ACTIVITIES - DISCONTINUED OPERATIONS	(30,083)	(74,061)
NET CASH USED IN INVESTING ACTIVITIES	(30,083)	(74,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	2,000,001
Financing fees in connection with the sale of common stock	-	(15,000)
Proceeds from issuance of common stock in connection with exercise of H-4 warrants	-	16,667

NET CASH PROVIDED BY FINANCING ACTIVITIES - CONTINUING OPERATIONS	-	2,001,668
NET CASH PROVIDED BY FINANCING ACTIVITIES - DISCONTINUED OPERATIONS	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	2,001,668

Net (decrease) increase in cash, including cash classified within current assets held for sale	(707,698)	55,153
Less: Net increase in cash classified within current assets held for sale	-	239,821
Net (decrease) increase in cash	(707,698)	294,974

Cash, beginning of period	4,259,091	3,887,910

Cash, end of period	$3,551,393	$4,182,884

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Issuance of common stock for accrued stock based compensation	$-	$4,724

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.
The Company

DropCar Operating Business

The Company partners with top parking providers to get customers access to the best parking garages at the best rates via the Company’s mobile application (“App”).

In July 2018, the Company launched its mobility cloud platform which provides automotive-related businesses with a 100% self-serve SaaS version of its cloud-based Enterprise Vehicle Assistance and Logistic (“VAL”) platform to manage their own operations and drivers, as well as customer relationship management (“CRM”) tools that enable their clients to schedule and track their vehicles for service pickup and delivery. The Company’s mobility cloud also provides access to private application programming interfaces (“APIs”) which automotive-businesses can use to integrate the Company’s logistics and field support directly into their own applications and processes natively, to create more seamless client experiences. The Company earned de minimis revenues from Mobility Cloud during the three months ended March 31, 2020 and 2019.

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

In July 2018, the Company began assessing demand for a self-park spaces monthly parking plan (“Self-Park Spaces”) whereby consumers could designate specific garages for their vehicles to be stored at a base monthly rate, with personal 24/7 access for picking up and returning their vehicle directly, and the option to pay a la carte on a per hour basis for a driver to perform functions such as picking up and returning their vehicle to their front door. This model aligns more directly with how the Company has structured the enterprise Business-to-Business (“B2B”) side of its business, where an interaction with a vehicle on behalf of its drivers typically generates new revenue. The Company consumer Self-Park Spaces plan combined with its on-demand hourly valet service are the only consumer plans offered from September 1, 2018 onwards. Subscriber plans prior to this date continued to receive service on a prorated basis through the end of August 2018. Additionally, the Company is scaling back its DropCar 360 Services on Demand Service (“360 Services”) for the Consumer portion of the market. As a result of this shift, in August 2018, the Company began to significantly streamline its field teams, operations and back office support tied to its pre-September 1, 2018 consumer subscription plans. The scaling back of these services and the discontinuation of the Company’s monthly parking with front door valet (“Steve”) service resulted in a decrease in revenue.

To date, the Company operates primarily in the New York metropolitan area. In May, June, and August 2018, the Company expanded operations with its B2B business in San Francisco, Washington DC, and Los Angeles, respectively. These three new market expansions are with an OEM customer.

The COVID-19 outbreak, which surfaced in Wuhan, China in December 2019 and which was subsequently declared a pandemic by the World Health Organization in March 2020, has had a pronounced effect on the domestic and global economies. The Company’s business has been materially adversely impacted by the recent COVID-19 outbreak and may continue to be materially adversely impacted in the future. The extent of the impact of COVID-19 on the Company’s business, financial results, liquidity and cash flows will depend largely on future developments, including new information that may emerge concerning the severity and action taken to contain or prevent further spread within the U.S. and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted.

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Merger with AYRO

On December 19, 2019, the Company, ABC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of DropCar (“ABC Merger Sub”), and Ayro, Inc., a Delaware corporation (“AYRO”), entered into an Agreement and Plan of Merger and Reorganization (the “AYRO Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the AYRO Merger Agreement, ABC Merger Sub will merge with and into AYRO, with AYRO continuing as a wholly owned subsidiary of the Company and the surviving corporation of the merger (the “AYRO Merger”).

Subject to the terms and conditions of the AYRO Merger Agreement, at the closing of the AYRO Merger, (a) each outstanding share of AYRO common stock and AYRO preferred stock will be converted into the right to receive shares of the Company’s common stock (the “DropCar Common Stock”) (after giving effect to a reverse stock split of DropCar Common Stock, as described below) equal to the exchange ratio described below; and (b) each outstanding AYRO stock option and AYRO warrant that has not previously been exercised prior to the closing of the AYRO Merger will be assumed by the Company.

Under the exchange ratio formula in the AYRO Merger Agreement, upon the closing of the AYRO Merger, on a pro forma basis and based upon the number of shares of DropCar common stock to be issued in the AYRO Merger, current shareholders of the Company (along with the Company’s financial advisor) will own approximately 20% of the combined company and current AYRO investors will own approximately 80% of the combined company (including the additional financing transaction referenced below). For purposes of calculating the exchange ratio, the number of outstanding shares of DropCar common stock immediately prior to the Merger does not take into effect the dilutive effect of shares of DropCar common stock underlying options, warrants or certain classes of preferred stock outstanding as of the date of the AYRO Merger Agreement.

If the AYRO merger is completed, holders of outstanding shares of AYRO common stock and preferred stock (collectively referred to herein as the AYRO equity holders) will be entitled to receive shares of DropCar common stock at an agreed upon exchange ratio per share of AYRO common stock they hold or into which their shares of preferred stock convert (the “AYRO Exchange Ratio”). Upon completion of the AYRO merger and the transactions contemplated in the AYRO Merger Agreement and assuming the exercise of the certain prefunded warrants, (i) AYRO equity holders (including the investors in the bridge financing, the AYRO private placements, and the nominal stock subscription and a consultant to AYRO) will own the majority of the outstanding equity of the Company. Immediately following the AYRO merger, subject to the approval of the Company’s current stockholders, it is anticipated that the combined company will effect a reverse stock split with respect to its issued and outstanding common stock. The reverse stock split will increase the Company’s stock price to at least $5.00 per share.

Prior to the execution and delivery of the AYRO Merger Agreement, and as a condition of the willingness of the parties to enter into the AYRO Merger Agreement, certain stockholders have entered into agreements with AYRO pursuant to which such stockholders have agreed, subject to the terms and conditions of such agreements, to purchase, prior to the consummation of the AYRO Merger, shares of AYRO’s common stock (or common stock equivalents) and warrants to purchase AYRO’s common stock for an aggregate purchase price of $2.0 million (the “AYRO Pre-Closing Financing”). The consummation of the transactions contemplated by such agreements is conditioned upon the satisfaction or waiver of the conditions set forth in the AYRO Merger Agreement. After consummation of the AYRO Merger, Ayro has agreed to cause the Company to register the resale of the DropCar Common Stock issued and issuable pursuant to the warrants issued to the investors in the AYRO Pre-Closing Financing.

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Consummation of the AYRO Merger is subject to certain closing conditions, including, among other things, approval by the stockholders of the Company and AYRO, the continued listing of the Company’s common stock on the Nasdaq Stock Market after the AYRO Merger and satisfaction of minimum net cash thresholds by the Company and AYRO. The impact of the Company’s appeal to the Nasdaq Stock Market as discussed below and COVID-19 could negatively affect its stock price. In accordance with the terms of the AYRO Merger Agreement, (i) certain executive officers, directors and stockholders of AYRO (solely in their respective capacities as AYRO stockholders) holding approximately 57% of the outstanding AYRO capital stock have entered into voting agreements with the Company to vote all of their shares of AYRO capital stock in favor of adoption of the AYRO Merger Agreement (the “AYRO Voting Agreements”) and (ii) certain executive officers, directors and stockholders of the Company (solely in their respective capacities as stockholders of the Company) holding approximately 10% of the Company’s outstanding common stock have entered into voting agreements with AYRO to vote all of their shares of the Company’s common stock in favor of approval of the AYRO Merger Agreement (the “DropCar Voting Agreements” and, together with the AYRO Voting Agreements, the “Voting Agreements”). The Voting Agreements include covenants with respect to the voting of such shares in favor of approving the transactions contemplated by the AYRO Merger Agreement and against any competing acquisition proposals.  In addition, concurrently with the execution of the AYRO Merger Agreement, (i) certain executive officers, directors and stockholders of AYRO and (ii) certain directors of the Company have entered into or agreed to enter into lock-up agreements (the “Lock-Up Agreements”) pursuant to which they will accept certain restrictions on transfers of shares of the Company’s common stock for the one-year period following the closing of the AYRO Merger.

The AYRO Merger Agreement contains certain termination rights for both the Company and AYRO, and further provides that, upon termination of the AYRO Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee of $1,000,000, or in some circumstances reimburse the other party’s reasonable expenses.

At the effective time of the AYRO Merger, the Board of Directors of the combined company is expected to consist of seven members, three of whom will be directors designated by the Company’s board and will include Joshua Silverman, the Company’s current director and chairman of the board of directors, as chairman of the board of directors of the combined company, as well as Sebastian Giordano and Greg Schiffman, each of whom are current directors of the Company, Zvi Joseph, who is a current member of the Company’s Board of Directors, will be designated by Alpha Capital Anstalt, the lead investor in the AYRO private placement, and the three remaining directors will be the current directors of AYRO. It is anticipated that the AYRO designees will be Rodney C. Keller, Jr., George Devlin, and Mark Adams. The AYRO Merger Agreement contains certain provisions providing for the ability of AYRO to designate additional members upon the achievement of certain business milestones.

Discontinued Operations – DropCar Operating

On December 19, 2019 and concurrently upon entering in the AYRO Merger Agreement, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) by and among the Company, DropCar Operating Company, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“DropCar Operating”), and DC Partners Acquisition, LLC (“DC Partners”), Spencer Richardson, the Company’s Co-Founder and Chief Executive Officer, and David Newman, the Company’s Co-Founder and Chief Business Development Officer, pursuant to which the Company agreed to sell substantially all of the assets associated with its DropCar Operating business of providing vehicle support, fleet logistics and concierge services. The aggregate purchase price for the purchased assets consists of the cancellation of certain liabilities pursuant to those certain employment agreements by and between DropCar Operating and each of Mr. Richardson and Mr. Newman, plus the assumption of certain liabilities relating to or arising out of workers’ compensation claims that occurred prior to the closing date of the Asset Purchase Agreement. The sale of DropCar Operating represented a strategic shift that has had a major effect on the Company’s operations, and therefore, is presented as discontinued operations in the consolidated statement of operations and consolidated statement of cash flows.

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Completion of the Asset Purchase Agreement is subject to certain conditions, including customary closing conditions relating to the (i) consummation of a Change in Control (as defined in the Asset Purchase Agreement), including the AYRO Merger and (ii) the receipt by the Company of the affirmative vote of the holders of the majority of the shares of DropCar common stock entitled to vote on such matters with respect to the matters contemplated by the Asset Purchase Agreement.

Trading of Company’s stock

The Company’s shares of common stock commenced trading on The Nasdaq Capital Market, on a post-reverse stock split adjusted basis, under the ticker symbol “DCAR” on January 31, 2018.

On September 6, 2019, the Company received notification from the Nasdaq Stock Market (“Nasdaq”) stating that it did not comply with the minimum $1.00 bid price requirement for continued listing set forth in Listing Rule 5550(a)(2) (the “Listing Rule”). In accordance with Nasdaq listing rules, the Company was afforded 180 calendar days (until March 4, 2020) to regain compliance with the Listing Rule. On March 5, 2020, the Company received notification from the Listing Qualification Department of Nasdaq that it had not regained compliance with the Listing Rule. The notification indicated that the Company’s common stock would be delisted from the Nasdaq Capital Market unless the Company requested an appeal of this determination. On March 12, 2020, the Company requested a hearing to appeal the determination with the Nasdaq Hearings Panel (the “Panel”), which stayed the delisting of the Company’s securities pending the Panel’s decision. The hearing occurred on April 16, 2020.  The Company’s appeal to the Panel included a plan that set forth a commitment to consider all available options to regain compliance with the Listing Rule, including the option to effectuate a reverse stock split upon receipt of stockholder approval, which the Company intends to seek in connection with the joint proxy statement and consent solicitation statement/prospectus in connection with the AYRO Merger, which was declared effective by the Securities and Exchange Commission on April 24, 2020, in order to bring the Company’s stock price over the $1.00 bid price requirement and to meet the $4.00 bid price initial listing requirement. On April 27, 2020, the Company received notice from Nasdaq that the Panel had granted the Company’s request for continued listing, subject to the requirements that on or before May 29, 2020, the Company shall have completed the AYRO Merger and established compliance with all initial listing criteria outlined in Listing Rule 5505.  While the Company intends to complete the AYRO Merger and establish compliance prior to such date, there can be no assurance that DropCar will be successful in regaining compliance with the Listing Rule.

2.
Liquidity and Going Concern

The Company has a limited operating history and the sales and income potential of its business and market are unproven. As of March 31, 2020, the Company has an accumulated deficit of $35.8 million and has experienced net losses each year since its inception. The Company anticipates that it will continue to incur net losses into the foreseeable future and will need to raise additional capital to continue. The Company’s cash is not sufficient to fund its operations through May 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date of the filing of this Form 10-Q.

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
(Unaudited)

3.
Basis of Presentation and Summary of Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the Company’s annual consolidated financial statements included within the Company’s Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 30, 2020 and subsequently amended on April 10, 2020.

The unaudited condensed consolidated financial statements include the accounts of the Company and subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2020 may not be indicative of results for the full year.

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

Loss Per Share

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

The following securities were excluded from weighted average diluted common shares outstanding because their inclusion would have been antidilutive.

	As of March 31,
	2020	2019
Common stock equivalents:
Common stock options	307,202	381,412
Series A, H-1, H-3, H-4, H-5, H-6, I, J, K and Merger common stock purchase warrants	4,300,560	585,306
Series H, H-3, H-4, H-6, Convertible Preferred Stock	3,410,354	338,069
Restricted shares (unvested)	-	244,643
Totals	8,018,116	1,549,430

Adoption of New Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Changes to Disclosure Requirements for Fair Value Measurements, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for the Company beginning January 1, 2020. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial position or results of operations.

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.
Discontinued Operations

DropCar Operating

On December 19, 2019, the Company entered into the Asset Purchase Agreement to sell substantially all of the assets associated with the DropCar Operating business. Operating results for the three months ended March 31, 2020 and 2019 for the DropCar Operating business are presented as discontinued operations and the assets and liabilities classified as held for sale are presented separately in the balance sheet.

A breakdown of the discontinued operations is presented as follows:

	For the Three Months Ended March 31,
	2020	2019
SERVICE REVENUES	$1,012,261	$1,099,443
COST OF REVENUE	842,642	1,127,045
GROSS PROFIT (LOSS)	169,619	(27,602)

OPERATING EXPENSES
Research and development	42,634	68,982
General and administrative	333,069	1,129,025
Depreciation and amortization	78,760	107,749
TOTAL OPERATING EXPENSES	454,463	1,305,756

OPERATING LOSS	(284,844)	(1,333,358)

Other income, net	300	1,724

LOSS FROM DISCONTINUED OPERATIONS	$(284,544)	$(1,331,634)

Assets and liabilities of discontinued operations held for sale included the following:

	March 31, 2020	December 31, 2019

Cash	$65,807	$81,457
Accounts receivable, net	96,665	210,671
Prepaid expenses and other current assets	35,430	83,058
Current assets held for sale	$197,902	$375,186

Property and equipment, net	$23,191	$25,723
Capitalized software costs, net	364,116	410,261
Operating lease right-of-use asset	-	1,886
Other assets	3,525	3,525
Noncurrent assets held for sale	$390,832	$441,395

Accounts payable and accrued expenses	671,856	737,862
Deferred revenue	240,616	302,914
Current liabilities held for sale	$912,472	$1,040,776

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.
Capitalized Software

Capitalized software costs included in non-current assets held for sale consists of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Software	$1,498,757	$1,467,008
Accumulated amortization	(1,134,641)	(1,056,747)
Total	$364,116	$410,261

Amortization expense for the three months ended March 31, 2020 and 2019 is $77,894 and $106,829, respectively and included in loss from discontinued operations.

6.
Commitments and Contingencies

Lease Agreements

The Company leases office space in New York City and Buenos Aires, Argentina on a month-to-month basis, with a condition of a 60-day notice to terminate. For the three months ended March 31, 2020 and 2019, rent expense for the Company’s New York City and Buenos Aires offices was approximately $11,347 and $22,900, respectively, and included in loss from discontinued operations.

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

Other

As of January 1, 2019, the Company had accrued approximately $232,000 for the settlement of multiple employment disputes. During the three months ended March 31, 2019, approximately $39,000 of this amount was settled upon payment. For the three months ended March 31, 2019, $16,000 was expensed and accrued for settlements. As of March 31, 2019, approximately $209,000 remained accrued for the settlement of employment disputes. As of January 1, 2020, approximately $134,000 remained accrued as accounts payable and accrued expenses for the settlement of employment disputes. For the three months ended March 31, 2020, approximately $40,000 was recorded as a reduction in loss from operations of discontinued component for the reversal of previously accrued settlements. Further, approximately $26,000 was settled upon payment. As of March 31, 2020, approximately $68,000 remains accrued as accounts payable and accrued expenses for the settlement of employment disputes.

On March 23, 2018, DropCar was made aware of an audit being conducted by the New York State Department of Labor (“DOL”) regarding a claim filed by an employee. The DOL is investigating whether DropCar properly paid overtime for which DropCar has raised several defenses. In addition, the DOL is conducting its audit to determine whether the Company owes spread of hours pay (an hour’s pay for each day an employee worked or was scheduled for a period over ten hours in a day). If the DOL determines that monies are owed, the DOL will seek a backpay order, which management believes will not, either individually or in the aggregate, have a material adverse effect on DropCar’s business, consolidated financial position, results of operations or cash flows. During the three months ended March 31, 2020 and 2019, the Company expensed as loss from operations of discontinued component approximately $0 in relation to these matters. As of March 31, 2020 and December 31, 2019, the Company has accrued as accounts payable and accrued expenses approximately $333,000 in relation to these matters.

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company was a defendant in a class action lawsuit which resulted in a judgement entered into whereby the Company is required to pay legal fees in the amount of $45,000 to the plaintiff’s counsel. As of and for the year ended December 31, 2019, the Company recorded $45,000 as current liabilities held for sale and loss from operations of discontinued component. As of March 31, 2020, the balance due remains $45,000.

On February 12, 2020, the Company received a notice from the New York State Department of Labor stating it has a negative balance in the experience rating account of approximately $165,000. The notice states the Company may make a voluntary payment of approximately $165,000. The Company does not expect to make this payment which will result in an increase to the future unemployment insurance rates. The Company will need to pay the max rate for a three-year period for not making the payment.

7.
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

During the period ended March 31, 2019, the Company issued 116,666 shares of common stock to a service provider and recorded $222,200 stock based compensation as a part of general and administrative expense in the Company’s consolidated statements of operations.

During the period ended March 31, 2019, the Company issued 277,778 shares of common stock from the exercise of Series K warrants and received cash proceeds of $16,667.

During the period ended March 31, 2020, the Company issued 490,000 shares of common stock from the conversion of 4,900 shares of Series H-6 Convertible Preferred Stock.

Preferred Stock

In accordance with the Certificate of Incorporation, there are 5,000,000 authorized preferred shares at a par value of $ 0.0001.

Series H Convertible Preferred Stock

Under the terms of the Series H Certificate of Designation, each share of the Company’s Series H Convertible Preferred Stock (the “Series H Preferred Stock”) has a stated value of $154 and is convertible into shares of the Company’s common stock, equal to the stated value divided by the conversion price of $36.96 per share (subject to adjustment in the event of stock splits or dividends). The Company is prohibited from effecting the conversion of the Series H Preferred Stock to the extent that, as a result of such conversion, the holder would beneficially own more than 9.99%, in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon such conversion.

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In the event of liquidation, the holders of the Series H Preferred Stock are entitled, pari passu with the holders of common stock, to receive a payment in the amount the holder would receive if such holder converted the Series H Preferred Stock into common stock immediately prior to the date of such payment. As of March 31, 2020, such payment would be calculated as follows:

Number of Series H Preferred Stock outstanding	8
Multiplied by the stated value	$154
Equals the gross stated value	$1,232
Divided by the conversion price	$36.96
Equals the convertible shares of common stock	33
Multiplied by the fair market value of common stock at March 31, 2020	$0.45
Equals the payment	$15

Series H-1 and H-2 Convertible Preferred Stock

The Company has designated 9,488 Series H-1 Convertible Preferred Stock and designated 3,500 Series H-2 Convertible Preferred Stock, none of which are outstanding.

Series H-3 Convertible Preferred Stock

Pursuant to the Series H-3 Certificate of Designation (as defined below), the holders of the Company’s Series H-3 Convertible Preferred Stock (the “Series H-3 Preferred Stock”) are entitled to elect up to two members of a seven member Board, subject to certain step downs; pursuant to the Series H-3 securities purchase agreement, the Company agreed to effectuate the appointment of the designees specified by the Series H-3 investors as directors of the Company.

On March 30, 2017, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designations, Preferences and Rights with respect to the Series H-3 Preferred Stock (the “Series H-3 Certificate of Designation”).

Under the terms of the Series H-3 Certificate of Designation, each share of the Series H-3 Preferred Stock has a stated value of $138 and is convertible into shares of common stock, equal to the stated value divided by the conversion price of $33.12 per share (subject to adjustment in the event of stock splits and dividends). The Company is prohibited from effecting the conversion of the Series H-3 Preferred Stock to the extent that, as a result of such conversion, the holder or any of its affiliates would beneficially own more than 9.99%, in the aggregate, of the issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series H-3 Preferred Stock.

In the event of liquidation, the holders of the Series H-3 Preferred Stock are entitled, pari passu with the holders of common stock, to receive a payment in the amount the holder would receive if such holder converted the Series H-3 Preferred Stock into common stock immediately prior to the date of such payment. As of March 31, 2020, such payment would be calculated as follows:

Number of Series H-3 Preferred Stock outstanding	2,189
Multiplied by the stated value	$138
Equals the gross stated value	$302,082
Divided by the conversion price	$33.12
Equals the convertible shares of common stock	9,121
Multiplied by the fair market value of common stock at March 31, 2020	$0.45
Equals the payment	$4,104

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Series H-4 Convertible Preferred Stock

On March 8, 2018, the Company entered into a Securities Purchase Agreement with investors pursuant to which the Company issued to the investors an aggregate of 25,472 shares of the Company’s Series H-4 Convertible Preferred Stock, par value $0.0001 per share (the “Series H-4 Shares”) convertible into 424,533 shares of common stock of the Company, and warrants to purchase 424,533 shares of common stock of the Company, with an original exercise price of $15.60 per share (the “H-4 Exercise Price”), subject to adjustments (the “Series H-4 Warrants”). The purchase price per Series H-4 Preferred Stock and Series H-4 Warrant was $235.50, equal to (i) the closing price of the common stock on the Nasdaq Capital Market on March 7, 2018, plus $0.125 multiplied by (ii) 100. The aggregate purchase price for the Series H-4 Shares and Series H-4 Warrants was approximately $6.0 million. Subject to certain ownership limitations, the Series H-4 Warrants are immediately exercisable from the issuance date and are exercisable for a period of five years from the issuance date.

On March 8, 2018, the Company filed the Certificate of Designations, Preferences and Rights of the Series H-4 Convertible Preferred Stock (the “Series H-4 Certificate of Designation”) with the Secretary of State of the State of Delaware, establishing and designating the rights, powers and preferences of the Series H-4 Convertible Preferred Stock (the “Series H-4 Preferred Stock”). The Company designated up to 30,000 shares of Series H-4 Preferred Stock and each share has a stated value of $235.50 (the “H-4 Stated Value”). Each share of Series H-4 Preferred Stock is convertible at any time at the option of the holder thereof, into a number of shares of common stock determined by dividing the H-4 Stated Value by the original conversion price of $14.13 per share (the “Conversion Price”), subject to a 9.99% blocker provision. The Series H-4 Preferred Stock has the same dividend rights as the common stock, and no voting rights except as provided for in the Series H-4 Certificate of Designation or as otherwise required by law. In the event of any liquidation or dissolution of the Company, the Series H-4 Preferred Stock ranks senior to the common stock in the distribution of assets, to the extent legally available for distribution.

The holders of Series H-4 Preferred Stock are entitled to certain anti-dilution adjustments if the Company issues shares of its common stock at a lower price per share than the applicable conversion price of the Series H-4 Preferred Stock. If any such dilutive issuance occurs prior to the conversion of the Series H-4 Preferred Stock, the conversion price will be adjusted downward to a price equal to the issuance (subject to a floor of $2.826 per share). On August 31, 2018, the Company entered into an agreement with certain investors to exercise Series H-4 Warrants and issue Series J warrants which resulted in a reduced conversion price of $3.60 per share for the Series H-4 Preferred Stock. See “Exercise of Series H-4 Warrants and Issuance of Series J Warrants” below. On December 6, 2019, the Company entered into Series H-5 securities purchase agreement, causing the Conversion Price to decrease from $3.60 per share to $2.826 per share.

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

In the event of liquidation, the holders of the Series H-4 Preferred Stock are entitled, pari passu with the holders of common stock, to receive a payment in the amount the holder would receive if such holder converted the Series H-4 Preferred Stock into common stock immediately prior to the date of such payment. As of March 31, 2020, such payment would be calculated as follows:

Number of Series H-4 Preferred Stock outstanding	5,028
Multiplied by the stated value	$235.50
Equals the gross stated value	$1,184,094
Divided by the conversion price	$2.826
Equals the convertible shares of common stock	419,000
Multiplied by the fair market value of common stock at March 31, 2020	$0.45
Equals the payment	$188,550

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Series H-5 Convertible Preferred Stock

On December 6, 2019, the Company entered into a Securities Purchase Agreement with investors pursuant to which the Company issued to the investors an aggregate of 34,722 shares of the Company’s newly designated Series H-5 Convertible Preferred Stock, par value $0.0001 per share (the “Series H-5 Preferred Stock”) convertible into 3,472,200 shares of common stock of the Company. The purchase price per Series H-5 Preferred Stock was $72.00, equal to (i) the closing price of the common stock on the Nasdaq Capital Market on December 5, 2019, plus $0.125 multiplied by (ii) 100. The aggregate purchase price for the Series H-5 Preferred Stock was approximately $2.5 million.

December 6, 2019, the Company filed the Certificate of Designations, Preferences and Rights of the Series H-5 Preferred Stock (the “H-5 Certificate of Designation”) with the Secretary of State of the State of Delaware, establishing and designating the rights, powers and preferences of the Series H-5 Preferred Stock. The Company designated up to 50,000 shares of Series H-5 Preferred Stock and each share has a stated value of $72.00 (the “H-5 Stated Value”). Each share of Series H-5 Preferred Stock is convertible at any time at the option of the holder thereof, into a number of shares of common stock determined by dividing the H-5 Stated Value by the conversion price of $0.72 per share, subject to a 9.99% blocker provision. The Series H-5 Preferred Stock has the same dividend rights as the common stock, and no voting rights except as provided for in the H-5 Certificate of Designation or as otherwise required by law. In the event of any liquidation or dissolution of the Company, the Series H-5 Preferred Stock ranks senior to the common stock in the distribution of assets, to the extent legally available for distribution.

Exchange of Series H-5 Preferred Stock for Series H-6 Convertible Preferred Stock

On February 5, 2020 the Company entered into separate Exchange Agreements (the “Exchange Agreements”) with the holders of existing Series H-5 Preferred Stock, to exchange an equivalent number of shares of the Company’s Series H-6 Convertible Preferred Stock (the “Series H-6 Preferred Stock”), par value $0.0001 per share (the “Exchange”). The purpose of the exchange was to include voting rights. The Company accounted for the Exchange as a modification which resulted in no impact to the condensed consolidated statement of operations.

On February 5, 2020, the Company filed the Certificate of Designations, Preferences and Rights of the Series H-6 Preferred Stock (the “Series H-6 Certificate of Designation”) with the Secretary of State of the State of Delaware, establishing and designating the rights, powers and preferences of the Series H-6 Preferred Stock. The Company designated up to 50,000 shares of Series H-6 Preferred Stock and each share has a stated value of $72.00 (the “H-6 Stated Value”). Each share of Series H-6 Preferred Stock is convertible at any time at the option of the holder thereof, into a number of shares of common stock of the Company determined by dividing the H-6 Stated Value by the initial conversion price of $0.72 per share, subject to a 9.99% blocker provision. The Series H-6 Preferred Stock has the same dividend rights as the common stock, except as provided for in the Series H-6 Certificate of Designation or as otherwise required by law. The Series H-6 Preferred Stock also has the same voting rights as the common stock, except that in no event shall a holder of Series H-6 Preferred Stock be permitted to exercise a greater number of votes than such holder would have been entitled to cast if the Series H-6 Preferred Stock had immediately been converted into shares of common stock at a conversion price equal to $0.78 (subject to adjustment). In addition, a holder (together with its affiliates) may not be permitted to vote Series H-6 Preferred Stock held by such holder to the extent that such holder would beneficially own more than 9.99% of our common stock. In the event of any liquidation or dissolution, the Series H-6 Preferred Stock ranks senior to the common stock in the distribution of assets, to the extent legally available for distribution.

The holders of Series H-6 Preferred Stock are entitled to certain anti-dilution adjustments if the Company issues shares of its common stock at a lower price per share than the applicable conversion price of the Series H-6 Preferred Stock. If any such dilutive issuance occurs prior to the conversion of the Series H-6 Preferred Stock, the conversion price will be adjusted downward to a price that cannot be less than 20% of the exercise price or $0.1584.

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In the event of liquidation, the holders of the Series H-6 Preferred Stock are entitled, pari passu with the holders of common stock, to receive a payment in the amount the holder would receive if such holder converted the Series H-6 Preferred Stock into common stock immediately prior to the date of such payment. As of March 31, 2020, such payment would be calculated as follows:

Number of Series H-6 Preferred Stock outstanding	29,822
Multiplied by the stated value	$72.00
Equals the gross stated value	$2,147,184
Divided by the conversion price	$0.72
Equals the convertible shares of common stock	2,982,200
Multiplied by the fair market value of common stock at March 31, 2020	$0.45
Equals the payment	$1,341,990

Stock Based Compensation

Amended and Restated 2014 Equity Incentive Plan

The Company has one equity incentive plan which was amended in 2018 to increase the number of shares of common stock available for issuance, the 2014 Equity Incentive Plan (the “Plan”), with 706,629 shares of common stock reserved for issuance. As of March 31, 2020, there were 123,137 shares available for grant under the Plan.

Service Based Restricted Stock Units and Common Stock

On February 28, 2018, the Company issued 244,643 restricted stock units (“RSUs”) to two members of management. On March 26, 2019, the Board of Directors, with the consent of the grantees, agreed to amend the vesting period for the RSUs issued on February 28, 2018 to vest in full on May 17, 2019. The RSUs were valued using the fair market value of the Company’s closing stock price on the date of grant totaling $3,243,966, which was amortized over the original vesting period. During the three months ended March 31, 2019, the Company recorded $289,842 as loss from operations of discontinued component as stock based compensation in relation to the RSUs.

Consulting Agreement

The Company entered into a two-month consulting agreement with a vendor to receive public relations services beginning on December 24, 2018. The compensation terms are $20,000 cash payment and 33,333 shares of common stock. In accordance with ASC 505, the shares were valued as of December 31, 2018, the reporting date. The Company recorded $0 and 6,138 in the consolidated statement of operations for the three months ended March 31, 2020 and 2019 in relation to the consulting agreement. The Company paid the cash upon entering the agreement and issued the shares of common stock upon completion of the contract in February 2019.

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

During the period ended March 31, 2020, pursuant to employment agreements with Spencer Richardson, the Company’s Co-Founder and Chief Executive Officer, and David Newman, the Company’s Co-Founder and Chief Business Development Officer, the Company agreed to issue options equivalent to 1% of the outstanding shares of the Company on a fully diluted basis pursuant to the equity incentive plan. There are not enough shares in the Company’s equity incentive plan to issue the 251,400 options to be granted, in the aggregate. As of and for the three months ended March 31, 2020, the Company recorded $18,608 as current liabilities held for sale and loss from operations of discontinued component in relation to this option issuance. The Company valued the options to be issued using the Black-Scholes option pricing model under the following assumptions, (i) expected life of 5 years, (ii) volatility of 153%, (iii) risk-free rate of 1.57%, and (iv) dividend rate of zero.

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes stock option activity during the three months ended March 31, 2020:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	380,396	$14.43	6.84	-
Expired	(73,194)	35.53	-
Outstanding at March 31, 2020	307,202	$9.39	8.20	-

At March 31, 2020, unamortized stock compensation for stock options was approximately $100,957, with a weighted-average recognition period of 0.82 years.

At March 31, 2020, outstanding options to purchase 256,415 shares of common stock were exercisable with a weighted-average exercise price per share of $10.74.

The following table sets forth total non-cash stock-based compensation for common stock, RSUs, options and warrants issued to employees and non-employees by operating statement classification for the three months ended March 31, 2020 and 2019:

	Three Months ended March 31,
	2020	2019
Research and development	3,758	3,717
Selling, general and administrative	45,586	484,240
Total $	49,344	$487,957

Warrants

Series I Warrants

On April 19, 2018, the Company entered into separate Warrant Exchange Agreements (the “Exchange Agreements”) with the holders of existing warrants previously issued (collectively, the “Series I Warrants”). The Series I Warrants have an exercise price of $13.80 per share. If at any time (i) the volume weighted average price (“VWAP”) of the Common Stock exceeds $27.60 for not less than the mandatory exercise measuring period; (ii) the daily average number of shares of Common Stock traded during the mandatory exercise measuring period equals or exceeds 25,000; and (iii) no equity conditions failure has occurred as of such date, then the Company shall have the right to require the holder to exercise all or any portion of the Series I Warrants still unexercised for a cash exercise.

Exercise of Series H-4 Warrants and Issuance of Series J Warrants

On March 8, 2018, the Company issued warrants to purchase an aggregate of 447,383 shares of common stock (the “Series H-4 Warrants”). The Series H-4 Warrants were initially exercisable at an exercise price equal to $15.60 per share. On August 31, 2018, the Company offered (the “Repricing Offer Letter”) to the holders (the “Holders”) of Series H-4 Warrants the opportunity to exercise such Series H-4 Warrants for cash at a reduced exercise price of $3.60 per share (the “Reduced Exercise Price”) provided such Series H-4 Warrants were exercised for cash on or before September 4, 2018 (the “End Date”). In addition, the Company issued a “reload” warrant (the “Series J Warrants”) to each Holder who exercised their Series H-4 Warrants prior to the End Date, covering one share for each Series H-4 Warrant exercised during that period. The terms of the Series J Warrants are substantially identical to the terms of the Series H-4 Warrants except that (i) the exercise price is equal to $6.00, (ii) the Series J Warrants may be exercised at all times beginning on the 6-month anniversary of the issuance date on a cash basis and also on a cashless basis, (iii) the Series J Warrants do not contain any provisions for anti-dilution adjustment and (iv) the Company has the right to require the Holders to exercise all or any portion of the Series J Warrants still unexercised for a cash exercise if the volume-weighted average price (as defined in the Series J Warrant) for the Company’s common stock equals or exceeds $9.00 for not less than ten consecutive trading days.

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Issuance of Series H-5 Warrants

On December 6, 2019, the Company issued warrants to purchase 3,715,254 shares of common stock of the Company, with an exercise price of $0.792 per share, subject to adjustments (the “H-5 Warrants”). Subject to certain ownership limitations, the H-5 Warrants will be exercisable beginning six months from the issuance date and will be exercisable for a period of five years from the initial exercise date. Of the 3,715,254 granted, 243,054 were granted to Palladium, see Note 8.

Upon the receipt of approval of the Company’s stockholders, which approval has not yet been obtained, the holders of the H-5 Warrants will be entitled to certain anti-dilution adjustments if the Company issues shares of its common stock at a lower price per share than the applicable exercise price (subject to a floor of $0.1584 per share). The H-5 Warrants contain a blocker that prohibits the holder from exercising the warrants if such exercise will result in the beneficial ownership by the holder of more than 9.99% of the Company’s outstanding shares.

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	4,300,560	$1.77	5.06	-
Granted	-	-	-	-
Exercised/Forfeited	-	-	-	-
Outstanding at March 31, 2020	4,300,560	$1.77	4.81	-

The Series H-5 warrants are exercisable beginning June 6, 2020.

The warrants expire through the years 2020-2024, except for the Series K Warrant which has no expiration date.

DropCar, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.
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

Pursuant to the terms of the Consulting Agreement, Ascentaur has agreed to provide advisory services with respect to the strategic development and growth of the Company, including advising the Company on market strategy and overall Company strategy, advising the Company on the sale of the Company’s Suisun City Operations, providing assistance to the Company in identifying and recruiting prospective employees, customers, business partners, investors and advisors that offer desirable administrative, financing, investment, technical, marketing and/or strategic expertise, and performing such other services pertaining to the Company’s business as the Company and Ascentaur may from time to time mutually agree. The term of the Consulting Agreement commenced on July 11, 2018 and terminated on April 9, 2019. During the three months ended March 31, 2019, the Company recorded $30,400 as loss from operations of discontinued component related to this consulting agreement. As of December 31, 2019, the balance in accounts payable was $0.

Palladium Capital Advisors (“Palladium”), an advisor to the Company and AYRO, has provided investment banking services to the Company and in connection with the December 6, 2019 Series H-5 Preferred Stock transaction received $200,000 and 243,054 H-5 Warrants.

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

9.
Subsequent Events

On April 8, 2020, DropCar Operating entered into a U.S. Small Business Administration Paycheck Protection Program (“PPP”) promissory note in the principal amount of $345,294 payable to Chase Bank (the “Bank”) evidencing a PPP loan from the Bank (the “PPP Loan”). The Board of Directors of the Company is currently evaluating whether to return any of the PPP Loan funds in connection with its review of the financing needs of each of the Company and DropCar Operating.

Subsequent to the period ended March 31, 2020, investors converted 12,489 shares of Series H-6 Convertible Preferred Stock into 1,248,900 shares of Common Stock.

Subsequent to the period ended March 31, 2020, the Company issued 450,000 shares of common stock from the exercise of 450,000 Series H-5 Warrants and received cash proceeds of $356,400.

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

COVID-19-Related Considerations

The COVID-19 outbreak, which surfaced in Wuhan, China in December 2019 and which was subsequently declared a pandemic by the World Health Organization in March 2020, has had a pronounced effect on the domestic and global economies. Our business has been materially adversely impacted by the recent COVID-19 outbreak and may continue to be materially adversely impacted in the future. The extent of the impact of COVID-19 on our business, financial results, liquidity and cash flows will depend largely on future developments, including new information that may emerge concerning the severity and action taken to contain or prevent further spread within the U.S. and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted.

Merger with AYRO

On December 19, 2019, we entered into the AYRO Merger Agreement with ABC Merger Sub, and AYRO, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the AYRO Merger Agreement, ABC Merger Sub will merge with and into AYRO, with AYRO continuing as our wholly owned subsidiary and the surviving corporation of the AYRO Merger.  The AYRO Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

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

Consummation of the AYRO Merger is subject to certain closing conditions, including, among other things, approval by our stockholders and the stockholders of AYRO, the continued listing of our common stock on the Nasdaq Stock Market after the AYRO Merger and satisfaction of minimum net cash thresholds by us and AYRO.  In accordance with the terms of the AYRO Merger Agreement, (i) certain executive officers, directors and stockholders of AYRO (solely in their respective capacities as AYRO stockholders) holding approximately 57% of the outstanding AYRO capital stock have entered into voting agreements with us to vote all of their shares of AYRO capital stock in favor of adoption of the AYRO Merger Agreement (the “AYRO Voting Agreements”) and (ii) certain executive officers, directors and stockholders of ours (solely in their respective capacities as our stockholders) holding approximately 10% of the outstanding our common stock have entered into voting agreements with AYRO to vote all of their shares of our common stock in favor of approval of the AYRO Merger Agreement (the “DropCar Voting Agreements”, and together with the AYRO Voting Agreements, the “Voting Agreements”).  The Voting Agreements include covenants with respect to the voting of such shares in favor of approving the transactions contemplated by the AYRO Merger Agreement and against any competing acquisition proposals.  In addition, concurrently with the execution of the AYRO Merger Agreement, (i) certain executive officers, directors and stockholders of AYRO and (ii) certain directors of ours have entered or agreed to enter into lock-up agreements (the “Lock-Up Agreements”) pursuant to which they will accept certain restrictions on transfers of shares of our common stock for the one-year period following the closing of the AYRO Merger.

The AYRO Merger Agreement contains certain termination rights for both us and AYRO, and further provides that, upon termination of the AYRO Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee of $1,000,000, or in some circumstances reimburse the other party’s reasonable expenses.

At the effective time of the AYRO Merger, our Board of Directors is expected to consist of seven members, three of whom will be directors designated by our board and will include Joshua Silverman, our current director and chairman of the board, as chairman of the board of directors of the combined company, as well as Sebastian Giordano and Greg Schiffman, each of whom are current directors of ours, Zvi Joseph, who is a current member of our board of directors, will be designated by Alpha Capital Anstalt, the lead investor in the AYRO private placement, and the three remaining directors will be the current directors of AYRO. It is anticipated that the AYRO designees will be Rodney C. Keller, Jr., George Devlin, and Mark Adams. The AYRO Merger Agreement contains certain provisions providing for the ability of AYRO to designate additional members upon the achievement of certain business milestones. As a condition to the consummation of the AYRO Merger, we will immediately prior to the AYRO Merger enter into an executive employment agreement with Rodney Keller, the current chief executive officer of AYRO.

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

Discontinued Operations – DropCar Operating

On December 19, 2019 and concurrently upon entering in the AYRO Merger Agreement, we entered into an asset purchase agreement (“Asset Purchase Agreement”) by and among us, DropCar Operating Company, Inc., a Delaware corporation and DropCar Operating, and DC Partners, Spencer Richardson, our Co-Founder and Chief Executive Officer, and David Newman, our Co-Founder and Chief Business Development Officer , pursuant to which we agreed to sell substantially all of the assets associated with our DropCar Operating business of providing vehicle support, fleet logistics and concierge services. The aggregate purchase price for the purchased assets consists of the cancellation of certain liabilities pursuant to those certain employment agreements by and between DropCar Operating and each of Mr. Richardson and Mr. Newman, plus the assumption of certain liabilities relating to or arising out of workers’ compensation claims that occurred prior to the closing date of the Asset Purchase Agreement. The sale of DropCar Operating represented a strategic shift that has had a major effect on our operations, and therefore, was presented as discontinued operations in the consolidated statement of operations and consolidated statement of cash flows.

Our Ability to Continue as a Going Concern

Our financial statements as of March 31, 2020 were prepared under the assumption that we will continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern depends on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate additional revenue. We cannot assure you, however, that we will be able to achieve any of the foregoing.

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

Recent Developments

Nasdaq Hearing

On September 6, 2019, we received notification from Nasdaq stating that we did not comply with the minimum $1.00 bid price requirement for continued listing set forth in Listing Rule 5550(a)(2) (the “Listing Rule”). In accordance with Nasdaq listing rules, we were afforded 180 calendar days (until March 4, 2020) to regain compliance with the Listing Rule. On March 5, 2020, we received notification from the Listing Qualification Department of Nasdaq that we had not regained compliance with the Listing Rule. The notification indicated that our common stock would be delisted from the Nasdaq Capital Market unless we requested an appeal of this determination. On March 12, 2020, we requested a hearing to appeal the determination with the Nasdaq Hearings Panel (the “Panel”), which stayed the delisting of our securities pending the Panel’s decision. The hearing occurred on April 16, 2020.  Our appeal to the Panel included a plan that set forth a commitment to consider all available options to regain compliance with the Listing Rule, including the option to effectuate a reverse stock split upon receipt of stockholder approval, which we intend to seek in connection with the joint proxy statement and consent solicitation statement/prospectus in connection with the AYRO Merger, which was declared effective by the Securities and Exchange Commission on April 24, 2020, in order to bring our stock price over the $1.00 bid price requirement and to meet the $4.00 bid price initial listing requirement. On April 27, 2020, we received notice from Nasdaq that the Panel had granted our request for continued listing, subject to the requirements that on or before May 29, 2020, we shall have completed the AYRO Merger and established compliance with all initial listing criteria outlined in Listing Rule 5505.  While we intend to complete the AYRO Merger and establish compliance prior to such date, there can be no assurance that we will be successful in regaining compliance with the Listing Rule.

Exchange Agreements

On February 5, 2020, we entered into separate exchange agreements (the “Exchange Agreements”) with the holders of existing Series H-5 Convertible Preferred Stock (the “Series H-5 Preferred Stock”), par value $0.0001 per share, to exchange an equivalent number of shares of our Series H-6 Convertible Preferred Stock (the “Series H-6 Preferred Stock”), par value $0.0001 per share (the “Exchange”). The Exchange closed on February 5, 2020. The purpose of the exchange was to include voting rights.

On February 5, 2020, we filed the Certificate of Designations, Preferences and Rights of the Series H-6 Convertible Preferred Stock (the “Series H-6 Certificate of Designation”) with the Secretary of State of the State of Delaware, establishing and designating the rights, powers and preferences of the Series H-6 Preferred Stock. We designated up to 50,000 shares of Series H-6 Preferred Stock and each share has a stated value of $72.00 (the “H-6 Stated Value”). Each share of Series H-6 Preferred Stock is convertible at any time at the option of the holder thereof, into a number of shares of common stock of the Company determined by dividing the H-6 Stated Value by the initial conversion price of $0.72 per share, subject to a 9.99% blocker provision. The Series H-6 Preferred Stock has the same dividend rights as the common stock, except as provided for in the Series H-6 Certificate of Designation or as otherwise required by law. The Series H-6 Preferred Stock also has the same voting rights as the common stock, except that in no event shall a holder of Series H-6 Preferred Stock be permitted to exercise a greater number of votes than such holder would have been entitled to cast if the Series H-6 Preferred Stock had immediately been converted into shares of common stock at a conversion price equal to $0.78 (subject to adjustment for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations, reverse stock splits or other similar events). In addition, a holder (together with its affiliates) may not be permitted to vote Series H-6 Preferred Stock held by such holder to the extent that such holder would beneficially own more than 9.99% of our common stock. In the event of any liquidation or dissolution, the Series H-6 Preferred Stock ranks senior to the common stock in the distribution of assets, to the extent legally available for distribution.

Results of Operations

Discontinued Operations

DropCar Operating

On December 19, 2019, we entered into the Asset Purchase Agreement with DropCar Operating, DC Partners, Spencer Richardson, our Co-Founder and Chief Executive Officer, and David Newman, our Co-Founder and Chief Business Development Officer to sell substantially all of the assets associated with the DropCar Operating business. Operating results for the three months ended March 31, 2020 and 2019 for the DropCar Operating business are presented as discontinued operations and the assets and liabilities classified as held for sale are presented separately in the balance sheet.

A breakdown of the discontinued operations is presented as follows:

	For the Three Months Ended March 31,
	2020	2019
SERVICE REVENUES	$1,012,261	$1,099,443
COST OF REVENUE	842,642	1,127,045
GROSS PROFIT (LOSS)	169,619	(27,602)

OPERATING EXPENSES
Research and development	42,634	68,982
General and administrative	333,069	1,129,025
Depreciation and amortization	78,760	107,749
TOTAL OPERATING EXPENSES	454,463	1,305,756

OPERATING LOSS	(284,844)	(1,333,358)

Other income, net	300	1,724

LOSS FROM DISCONTINUED OPERATIONS	$(284,544)	$(1,331,634)

Assets and liabilities of discontinued operations held for sale included the following:

	March 31, 2020	December 31, 2019

Cash	$65,807	$81,457
Accounts receivable, net	96,665	210,671
Prepaid expenses and other current assets	35,430	83,058
Current assets held for sale	$197,902	$375,186

Property and equipment, net	$23,191	$25,723
Capitalized software costs, net	364,116	410,261
Operating lease right-of-use asset	-	1,886
Other assets	3,525	3,525
Noncurrent assets held for sale	$390,832	$441,395

Accounts payable and accrued expenses	671,856	737,862
Deferred revenue	240,616	302,914
Current liabilities held for sale	$912,472	$1,040,776

Comparison of the Three Months Ended March 31, 2020 and 2019 – Continuing Operations

General and Administrative

General and administrative expenses for the three months ended March 31, 2020 totaled $0.8 million, an increase of $0.1 million, compared to $0.7 million recorded for the three months ended March 31, 2019. This was primarily attributable to an increase of less than $0.1 million in stock-based compensation and $0.1 million in other legal, professional and public company costs.

Liquidity and Capital Resources

For the three months ended March 31, 2020 and 2019, we had net losses from continuing operations of approximately $0.8 million and $0.7 million, respectively. At March 31, 2020, we had an accumulated deficit of $35.8 million. We anticipate that we will continue to incur net losses into the foreseeable future and will need to raise additional capital to continue. At March 31, 2020, we had cash and cash equivalents of $3.6 million. At these capital levels, we believe we do not have sufficient funds to continue to operate for a 12 month period from the date of the financial statements included in this Form 10-Q, by which point we will need to become profitable, improve cash flow from operations, begin selling property and equipment, or complete a new capital raise. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Our operations may be affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on our financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to our customers and revenue, labor workforce, and the decline in value of assets held by us, including, property and equipment and capitalized software.

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

On April 8, 2020, DropCar Operating entered into a U.S. Small Business Administration Paycheck Protection Program (“PPP”) promissory note in the principal amount of $345,294 payable to Chase Bank (the “Bank”) evidencing a PPP loan from the Bank (the “PPP Loan”). Our Board of Directors is currently evaluating whether to return any of the PPP Loan funds in connection with its review of our financing needs and the financing needs of DropCar Operating.

Our plans include raising funds from outside investors and consummating the AYRO Merger. However, there is no assurance that the AYRO merger will be consummated, outside funding will be available to us, outside funding will be obtained on favorable terms or will provide us with sufficient capital to meet our objectives. These financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern. As such, the unaudited condensed consolidated financial statements have been prepared under the assumption the Company will continue as a going concern.

Cash Flows

Operating Activities – Continuing Operations

We have historically experienced negative cash outflows. Our primary uses of cash from operating activities are the costs associated with continuing as a public company.

Net cash used in operating activities for the three months ended March 31, 2020 was approximately $0.6 million, which includes a net loss from continuing operations of approximately $0.8 million, offset by cash provided by a change in net working capital items of $0.2 million related to the increase in accounts payable and accrued expenses of $0.2 million and the decrease in prepaid expenses and other assets of less than $0.1 million.

Net cash used in operating activities for the three months ended March 31, 2019 was approximately $1.0 million, which includes a net loss from continuing operations of approximately $0.6 million, partially offset by non-cash expenses of less than $0.1 million related to stock-based compensation expense, and cash used from the change in net working capital items of $0.3 million principally related to the decrease in accounts payable and accrued expenses of $0.3 million and the increase in prepaid expenses and other assets of less than $0.1 million.

Investing Activities – Continuing Operations

There were no cash flows from investing activities for the three months ended March 31, 2020 and 2019.

Financing Activities – Continuing Operations

There were no cash flows from financing activities for the three months ended March 31, 2020.

Cash provided by financing activities for the three months ended March 31, 2019 totaled approximately $2.0 million, primarily resulting from proceeds of $2.0 million from the sale of the common stock.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) and do not have any holdings in variable interest entities as of March 31, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures

Our management, including the CEO and CFO, evaluated the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2020. Based on such evaluation, our CEO and CFO concluded the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on management’s assessment, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2020 as a result of the material weaknesses described below:

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

(b)
Changes in Internal Controls over Financial Reporting

Our remediation efforts were ongoing during the fiscal quarter ended March 31, 2020. Other than the remediation steps described above and the appointment of our Chief Financial Officer described above, there were no other material changes in our internal control over financial reporting during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 1. Legal Proceedings.

There have been no material changes to the legal proceedings disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 30, 2020 and as amended on April 10, 2020.

The recent COVID-19 outbreak has had and may continue to have an adverse effect our business operations, financial condition, liquidity and cash flow.

The COVID-19 outbreak, which was declared a pandemic by the World Health Organization on March 11, 2020 and has rapidly spread throughout the United States and many other parts of the world, is having an impact on the global economy, resulting in rapidly changing market and economic conditions. Our business has been materially adversely impacted by the recent COVID-19 outbreak due to restrictions on travel, the loss of B2B clients who have suspended or reduced operations as a result of the pandemic and the loss of B2C clients as residents have moved away from densely populated areas or found alternate parking arrangements. This has had and may continue to have a materially adverse impact on our cash flows from operations and liquidity. Ongoing significant reductions in business related activities could result in further loss of sales and profits and other material adverse effects. The extent of the impact of COVID-19 on our business, financial results, liquidity and cash flows will depend largely on future developments, including new information that may emerge concerning the severity and action taken to contain or prevent further spread within the U.S. and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. As the outbreak of COVID-19 continues to spread rapidly in the U.S. and globally, related government and private sector responsive actions may continue to adversely affect our business operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving. If the COVID-19 outbreak continues and persists for an extended period of time, we expect there will be significant and material disruptions to our operations, which will have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

PPP Loan

On April 8, 2020, DropCar Operating entered into a U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) promissory note in the principal amount of $345,294 payable to Chase Bank (the “Bank”) evidencing a PPP loan from the Bank (the “PPP Loan”). The PPP Loan will bear interest at a rate of 0.98% per annum. No payments will be due on the PPP Loan during a six month deferral period commencing on April 8, 2020. Commencing one month after the expiration of the deferral period, and continuing on the same day of each month thereafter until the maturity date of the PPP Loan, DropCar Operating will be obligated to make monthly payments of principal and interest, each in such equal amount required to fully amortize the principal amount outstanding on the PPP Loan by the maturity date. The maturity date is April 8, 2022.

The principal amount of the PPP Loan is subject to forgiveness under the PPP upon DropCar Operating’s request to the extent that PPP Loan proceeds are used to pay expenses permitted by the PPP, including payroll, rent, and utilities. The Bank may forgive interest accrued on any principal forgiven if the SBA pays the interest. There can be no assurance that any part of the PPP Loan will be forgiven. The PPP Loan contains customary borrower default provisions and lender remedies, including the right of the Bank to require immediate repayment in full the outstanding principal balance of the PPP Loan with accrued interest.

The Board of Directors of the Company is currently evaluating whether to return any of the PPP Loan funds in connection with its review of the financing needs of each of the Company and DropCar Operating. The Company intends to provide an update once the Board of Directors reaches its decision.

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

101*
The following financial information from this Quarterly Report on Form 10-Q for the period ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DropCar, Inc.

Date: May 14, 2020	By:	/s/ Spencer Richardson
Spencer Richardson
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2020	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer (Principal Financial and Accounting Officer)