Form 10-Q
period 2020-06-30
AYRO, Inc.
filed 2020-08-14
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number: 001-34643

AYRO, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0204758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 E. Old Settlers Boulevard, Suite 100 Round Rock, Texas	78664
(Address of principal executive offices)	(Zip Code)

(512) 994-4917

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AYRO	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 13, 2020, the registrant had 24,283,218 shares of common stock outstanding.

EXPLANATORY NOTE

This report is the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 of AYRO, Inc., which was formerly known as DropCar, Inc., prior to the consummation on May 28, 2020 of the merger described below.

On May 28, 2020, pursuant to the previously announced Agreement and Plan of Merger, dated December 19, 2019 (the “Merger Agreement”), by and among the Company, ABC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and AYRO Operating Company, a Delaware corporation previously known as AYRO, Inc. (“AYRO Operating”), Merger Sub was merged with and into AYRO Operating, with AYRO Operating continuing after the merger as the surviving entity and a wholly owned subsidiary of the Company (the “Merger”). At the effective time of the Merger, without any action on the part of any stockholder, each issued and outstanding share of AYRO Operating’s common stock, par value $0.001 per share (the “AYRO Operating Common Stock”), including shares underlying AYRO Operating’s outstanding equity awards and warrants, was converted into the right to receive 1.3634 shares (the “Exchange Ratio”) of the Company’s common stock, par value $0.0001 per share (the “Company Common Stock”). Immediately following the effective time of the Merger, the Company effected a 1-for-10 reverse stock split of the issued and outstanding Company Common Stock (the “Reverse Stock Split”), and immediately following the Reverse Stock Split, the Company issued a stock dividend of one share of Company Common Stock for each outstanding share of Common Stock to all holders of record immediately following the effective time of the Reverse Stock Split (the “Stock Dividend”). The net result of the Reverse Stock Split and the Stock Dividend was a 1-for-5 reverse stock split. Upon completion of the Merger and the transactions contemplated in the Merger Agreement and assuming the exercise in full of all pre-funded warrants issued pursuant thereto, (i) the former AYRO Operating equity holders (including the investors in a bridge financing and in private placements that closed prior to closing of the Merger) owned approximately 79% of the outstanding equity of the Company; (ii) former DropCar stockholders owned approximately 18% of the outstanding equity of the Company; and (iii) a financial advisor to DropCar and AYRO owned approximately 3% of the outstanding equity of the Company.

The Merger is being treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of DropCar, Inc.’s operations were disposed of as part of the consummation of the Merger and therefore no goodwill or other intangible assets were recorded by the Company as a result of the Merger. AYRO Operating is treated as the accounting acquirer, as its stockholders control the Company after the Merger, even though DropCar, Inc. was the legal acquirer. As a result, the assets and liabilities and the historical operations that are reflected in these financial statements are those of AYRO Operating as if AYRO Operating had always been the reporting company. All references to AYRO Operating, Inc. shares of common stock, warrants and options have been presented on a post-merger, post-reverse split basis.

See Note 1 of the Notes Unaudited Condensed Consolidated Financial Statements for additional information.

AYRO, Inc.

Quarter Ended June 30, 2020

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$7,918,120	$641,822
Accounts receivable, net	313,060	71,146
Inventory	1,058,626	1,118,516
Prepaid expenses and other current assets	275,246	164,399
Total current assets	9,565,052	1,995,883

Property and equipment, net	561,682	489,366
Intangible assets, net	195,793	244,125
Operating lease – right-of-use asset	1,160,942	-
Deposits and other assets	22,491	48,756
Total assets	$11,505,960	$2,778,130

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$830,545	$772,077
Accrued expenses	286,171	612,136
Contract liability	63,904	-
Current portion long-term debt, net	364,610	1,006,947
Lease obligation – operating lease	113,910	-
Total current liabilities	1,659,140	2,391,160

Long-term debt, net	235,913	318,027
Lease obligation - operating lease, net of current portion	1,066,484	-
Total liabilities	2,961,537	2,709,187

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, (authorized – 20,000,000 shares)	-	-
Convertible Preferred Stock Series H, ($0.0001 par value; authorized – 8,500 shares; issued and outstanding – 8 and zero shares, respectively)	-	-
Convertible Preferred Stock Series H-3, ($.0001 par value; authorized – 8,461 shares; issued and outstanding – 2,189 and zero shares, respectively)	-	-
Convertible Preferred Stock Series H-6, ($.0001 par value; authorized – 50,000 shares; issued and outstanding – 7,883 and zero shares, respectively)	-	-
Convertible Seed Preferred Stock, ($1.00 par value; authorized – zero shares; issued and outstanding – 0 and 7,360,985 shares, respectively)	-	9,025,245
Common Stock, ($0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 16,509,964 and 3,948,078 shares, respectively)	1,651	395
Additional paid-in capital	25,827,425	5,001,947
Accumulated deficit	(17,284,653)	(13,958,644)
Total stockholders’ equity	8,544,423	68,943
Total liabilities and stockholders’ equity	$11,505,960	$2,778,130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$285,927	$396,098	$432,743	$480,049
Cost of goods sold	205,637	308,742	318,792	375,510
Gross profit	80,290	87,356	113,951	104,539

Operating expenses:
Research and development	180,605	283,191	335,304	482,925
Sales and marketing	239,065	298,440	558,519	500,627
General and administrative	714,679	1,242,606	1,963,730	2,025,800
Total operating expenses	1,134,349	1,824,237	2,857,553	3,009,352

Loss from operations	(1,054,059)	(1,736,881)	(2,743,602)	(2,904,813)

Other (expense) income:
Other income	3	28	20	56
Interest expense	(123,576)	(72,796)	(229,202)	(167,981)
Loss on extinguishment of debt	(353,225)	-	(353,225)	-
Other (expense) income, net	(476,798)	(72,768)	(582,407)	(167,925)

Net loss	$(1,530,857)	$(1,809,649)	$(3,326,009)	$(3,072,738)

Net loss per share, basic and diluted	$(0.18)	$(0.65)	$(0.54)	$(1.10)

Basic and diluted weighted average Common Stock outstanding	8,291,351	2,793,592	6,131,712	2,793,592

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY

(UNAUDITED)

	Series H Preferred Stock		Series H-3 Preferred Stock		Series H-6 Preferred Stock		AYRO Series Seed Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2019							7,360,985	$9,025,245	3,948,078	$395	$5,001,947	$(13,958,644)	68,943
Stock based compensation											$156,459		$156,459
Net Loss												$(1,795,153)	$(1,795,153)
Balance, March 31, 2020	-	$0	-	$0	-	$0	7,360,985	$9,025,245	3,948,078	$395	$5,158,406	$(15,753,797)	$(1,569,751)

Conversion of AYRO Preferred Stock to common stock							(7,360,985)	$(9,025,245)	2,007,193	$201	$9,025,044		-
Issuance of Series H Preferred Stock in connection with the 2020 Merger	8	$0											-
Issuance of Series H-3 Preferred Stock in connection with the 2020 Merger			2,189	$0									-
Issuance of Series H-6 Preferred Stock in connection with the 2020 Merger					7,883	$0							-
Issuance of Common Stock in connection with the 2020 Merger, net of fees									4,939,045	$493	$4,451,237		4,451,730
Exchange of debt for common stock in connection with the 2020 Merger									1,030,585	$103	$999,897		1,000,000
Issuance of common stock in connection with debt offering									553,330	$56	$461,957		462,013
Sale of common stock, net of fees									2,200,000	$220	$5,064,780		5,065,000
Exercise of warrants, net of fees									1,831,733	$183	$515,155		515,338
Stock based compensation											$150,949		150,949
Net loss												$(1,530,856)	(1,530,856)
Balance, June 30, 2020	8	$-	2,189	$-	7,883	$-	-	$-	16,509,964	$1,651	$25,827,425	$(17,284,653)	$8,544,423

	Series H Preferred Stock		Series H-3 Preferred Stock		Series H-6 Preferred Stock		AYRO Series Seed Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2018							3,882,791	$4,270,507	2,885,621	$289	$1,131,541	$(5,293,951)	$108,386
Preferred Stock issued for Cash							946,499	$1,656,374					$1,656,374
Stock Based Compensation											$131,443		$131,443
Discount on Debt											$69,174		$69,174
Net Loss												$(1,263,089)	$(1,263,089)
Balance, March 31, 2019	-	$0	-	$0	-	$0	4,829,290	$5,926,881	2,885,621	$289	$1,332,158	$(6,557,040)	$702,288

Preferred Stock issued for Cash							589,394	$1,091,063					$1,091,063
Stock Based Compensation											$476,214		$476,214
Net Loss												$(1,809,649)	$(1,809,649)
Balance, June 30, 2019	-	$0	-	$0	-	$0	5,418,684	$7,017,944	2,885,621	$289	$1,808,372	$(8,366,689)	$459,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,326,009)	$(3,072,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	228,464	259,279
Stock-based compensation	307,408	607,658
Amortization of debt discount	169,739	27,883
Loss on extinguishment of debt	353,225	-
Amortization of right-of-use asset	49,738	-
Provision for bad debt expense	5,794	3,004
Change in operating assets and liabilities:
Accounts receivable	(247,708)	(199,191)
Inventory	59,889	443,064
Prepaid expenses and other current assets	(110,848)	(74,322)
Deposits	26,265	(48,756)
Accounts payable	58,468	(864,827)
Accrued expenses	(325,966)	268,636
Contract liability	63,904	(9,999)
Lease obligations - operating leases	(30,286)	-
Net cash used in operating activities	(2,717,923)	(2,660,309)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(243,928)	(309,195)
Purchase of intangible assets	(8,520)	(25,184)
Sale of intangible assets	-	40,294
Proceeds from merger with ABC Merger Sub, Inc.	3,060,740	-
Net cash provided by (used in) investing activities	2,808,292	(294,085)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance debt	1,318,000	800,000
Repayments of debt	(1,103,401)	(403,127)
Proceeds from exercise of warrants	515,338	-
Proceeds from issuance of Common Stock, net of fees and expenses	6,455,992	-
Proceeds from issuance of Preferred Stock	-	2,747,437
Net cash provided by financing activities	7,185,929	3,144,310

Net change in cash	7,276,298	189,916

Cash, beginning of period	641,822	39,243

Cash, end of period	$7,918,120	$229,159

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$58,366	$39,380
Cash paid for taxes	$-	$-
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$1,210,680	$-
Conversion of debt to Common Stock	$1,000,000	$-
Conversion of Preferred Stock to Common Stock	$9,025,245	$-
Discount on debt from issuance of Common Stock and warrants	$462,013	$69,174

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

AYRO, Inc. (the “Company”), a Delaware corporation formerly known as DropCar, Inc., a corporation located outside Austin, Texas, is the merger successor discussed below of AYRO Operating Company, Inc., which was formed under the laws of the State of Texas on May 17, 2016 as Austin PRT Vehicle, Inc. and subsequently changed its name to Austin EV, Inc. under an Amended and Restated Articles of Formation filed with the State of Texas on March 9, 2017. On July 24, 2019, the Company changed its name to Ayro, Inc. and converted its corporate domicile to Delaware. The Company was founded on the basis of promoting resource sustainability. The Company is principally engaged in manufacturing and sales of environmentally-conscious, minimal-footprint Electric Vehicles (“EV’s”). The all-electric vehicles are typically sold both directly and to dealers in the United States, Mexico and Canada.

On May 28, 2020, pursuant to the previously announced Agreement and Plan of Merger, dated December 19, 2019 (the “Merger Agreement”), by and among the Company, ABC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and AYRO Operating Company, Inc., a Delaware corporation previously known as AYRO, Inc. (“AYRO Operating”), Merger Sub was merged with and into AYRO Operating, with AYRO Operating continuing after the merger as the surviving entity and a wholly owned subsidiary of the Company (the “Merger”). At the effective time of the Merger, without any action on the part of any stockholder, each issued and outstanding share of AYRO Operating’s common stock, par value $0.001 per share (the “AYRO Operating Common Stock”), including shares underlying AYRO Operating’s outstanding equity awards and warrants, was converted into the right to receive 1.3634 shares (the “Exchange Ratio”) of the Company’s common stock, par value $0.0001 per share (the “Company Common Stock”). Immediately following the effective time of the Merger, the Company effected a 1-for-10 reverse stock split of the issued and outstanding Company Common Stock (the “Reverse Stock Split”), and immediately following the Reverse Stock Split, the Company issued a stock dividend of one share of Company Common Stock for each outstanding share of Common Stock to all holders of record immediately following the effective time of the Reverse Stock Split (the “Stock Dividend”). The net result of the Reverse Stock Split and the Stock Dividend was a 1-for-5 reverse stock split. Upon completion of the Merger and the transactions contemplated in the Merger Agreement and assuming the exercise in full of all pre-funded warrants issued pursuant thereto, (i) the former AYRO Operating equity holders (including the investors in a bridge financing and in private placements that closed prior to closing of the Merger) own approximately 79% of the outstanding equity of the Company; (ii) former DropCar stockholders own approximately 18% of the outstanding equity of the Company; and (iii) a financial advisor to DropCar and AYRO owned approximately 3% of the outstanding equity of the Company.

The Merger is being treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of DropCar, Inc.’s operations were disposed of as part of the consummation of the Merger and therefore no goodwill or other intangible assets were recorded by the Company as a result of the Merger. In connection with the disposal of DropCar, Inc. operations, AYRO assumed $186,000 of outstanding payable from DropCar plus cash of $186,000 to be used to satisfy those obligations. AYRO Operating is treated as the accounting acquirer as its stockholders control the Company after the Merger, even though DropCar, Inc. was the legal acquirer. As a result, the assets and liabilities and the historical operations that are reflected in these financial statements are those of AYRO Operating as if AYRO Operating had always been the reporting company. All reference to AYRO Operating, Inc. shares of common stock, warrants and options have been presented on a post-merger, post-reverse split basis.

On December 19, 2019, DropCar entered into an asset purchase agreement (the “Asset Purchase Agreement”) with DC Partners Acquisition, LLC (“DC Partners”), Spencer Richardson and David Newman, pursuant to which DropCar agreed to sell substantially all of the assets associated with its business of providing vehicle support, fleet logistics and concierge services for both consumers and the automotive industry to an entity controlled by Messrs. Richardson and Newman, the Company’s Chief Executive Officer and Chief Business Development Officer at the time, respectively. The aggregate purchase price for the purchased assets consisted of the cancellation of certain liabilities pursuant to those certain employment agreements by and between DropCar and each of Messrs. Richardson and Newman, plus the assumption of certain liabilities relating to, or arising out of, workers’ compensation claims that occurred prior to the closing date of the Asset Purchase Agreement. On May 28, 2020, the parties to the Asset Purchase Agreement entered into Amendment No. 1 to the Asset Purchase Agreement (the “Asset Purchase Agreement Amendment”), which Asset Purchase Agreement Amendment (i) provides for the inclusion of up to $30,000 in refunds associated with certain insurance premiums as assets being purchased by DC Partners, (ii) amends the covenant associated with the funding of the DropCar business, such that DropCar provided the DropCar business with additional funding of $175,000 at the closing of the transactions contemplated by the Asset Purchase Agreement and (iii) provides for a current employee of the Company being transferred to DC Partners to provide transition services to the Company for a period of three months after the closing of the transactions contemplated by the Asset Purchase Agreement. The Asset Purchase Agreement closed on May 28, 2020, immediately following the consummation of the Merger.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AYRO Operating and DropCar, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the entire year.

These unaudited condensed financial statements should be read in conjunction with the annual audited financial statements of AYRO Operating filed on the amendment to Form 8-K filed with the SEC on June 3, 2020.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company’s most significant estimates include allowance for doubtful accounts, valuation of inventory reserve, valuation of deferred tax asset allowance, and the measurement of stock-based compensation expenses. Actual results could differ from these estimates.

Reclassification

Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation. These reclassifications had no effect on net earnings or cash flows as previously reported.

Liquidity and Other Uncertainties

The Company is subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, competition from larger companies, other technology companies and other technologies. At June 30, 2020, the Company had cash balances totaling $7,918,120. The Company incurred losses and negative cash flows from operations, including operating losses of $1,405,616 and $1,736,881 for the three months ended June 30, 2020 and 2019 and operating losses of $3,095,159 and $2,904,813 for the six months ended June 30, 2020 and 2019, respectively. In addition, overall working capital increased by $8,301,189 during the six months ended June 30, 2020. Based on the foregoing and approximately an additional $24,800,000 raised subsequent to June 30, 2020, management believes that the existing cash at June 30, 2020 will be sufficient to fund operations for at least the next twelve months following the issuance of these unaudited condensed consolidated financial statements.

On March 11, 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a new coronavirus a “pandemic.” First identified in late 2019 and now known as COVID-19, the outbreak has impacted millions of individuals worldwide. In response, many countries have implemented measures to combat the outbreak that have impacted global business operations. As of the date of the unaudited condensed consolidated financial statements, our operations have been impacted; and, we continue to assess and monitor the situation. No impairments were recorded as of the consolidated balance sheet date, as the carrying amounts of our assets are expected to be recoverable; however, due to significant uncertainty surrounding the situation, management’s judgment regarding this could change in the future. In addition, while our results of operations, cash flows, and financial condition could be negatively impacted, the extent of the impact cannot be reasonably estimated at this time.

Cash

Cash consists of checking accounts. The Company considers all highly-liquid investments purchased with a maturity of three months or less at the time of purchase to be cash equivalents. The Company maintains cash balances which may exceed federally insured limits. Management does not believe that this results in any significant credit risk. The Company has no cash equivalents as of June 30, 2020 or December 31, 2019.

Fair Value Measurements:

The Company applies Accounting Standards Codification (“ASC”) 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The carrying amounts of financial instruments reported in the accompanying unaudited condensed consolidated financial statements for current assets and current liabilities approximate the fair value because of the immediate or short-term maturities of the financial instruments.

The valuation hierarchy is composed of three levels. The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The levels within the valuation hierarchy are described below:

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities

As of June 30, 2020 and December 31, 2019, the Company did not have any level 2 or level 3 instruments.

Accounts Receivable, Net

In the normal course of business, the Company extends credit to customers. Accounts receivable, less the allowance for doubtful accounts, reflect the net realizable value of receivables and approximate fair value. An allowance for doubtful accounts is maintained and reflects the best estimate of probable losses determined principally on the basis of historical experience and specific allowances for known troubled accounts. All accounts or portions thereof that are deemed to be uncollectible or that require an excessive collection cost are written off to the allowance for doubtful accounts. As of June 30, 2020 and December 31, 2019, the company had reserved an allowance for doubtful accounts of $41,878 and $36,084, respectively. All accounts receivable are made on an unsecured basis.

Inventory

Inventory consists of purchased chassis, cabs, batteries, truck beds and component parts which includes cost of raw materials, freight, direct labor and related production overhead and are stated at the lower of cost or net realizable value, as determined using a first-in, first-out method. Management compares the cost of inventory with the net realizable value and, if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost. On an ongoing basis, inventory is reviewed for potential write-down for estimated obsolescence or unmarketable inventory based upon forecasts for future demand and market conditions.

Property and Equipment, Net

Property and equipment, net, are stated at cost, less accumulated depreciation. Depreciation is recorded over the shorter of the estimated useful life, of three to seven years, or the lease term of the applicable assets using the straight-line method beginning on the date an asset is placed in service. The Company regularly evaluates the estimated remaining useful lives of the Company’s property and equipment, net, to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation. Maintenance and repairs are charged to expense when incurred.

Long-Lived Assets, Including Definite-Lived Intangible Assets

Intangible assets are stated at cost less accumulated amortization. Amortization is generally recorded on a straight-line basis over estimated useful life of 5-10 years. The Company periodically reviews the estimated useful lives of intangible assets and makes adjustments when events indicate that a shorter life is appropriate.

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets.

Factors that the Company considers in deciding when to perform an impairment review include significant changes in the Company’s forecasted projections for the asset or asset group for reasons including, but not limited to, significant under-performance of a product in relation to expectations, significant changes, or planned changes in the Company’s use of the assets, significant negative industry or economic trends, and new or competing products that enter the marketplace. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset with the related impairment charge recognized within the statements of operations. No impairment losses were identified or recorded in the three or six months ended June 30, 2020 and 2019 on the Company’s long lives assets.

Leases

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease obligation on the unaudited condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation.

Nature of goods and services

The following is a description of the Company’s products and services from which the Company generates revenue, as well as the nature, timing of satisfaction of performance obligations, and significant payment terms for each:

Product revenue

Product revenue from customer contracts is recognized on the sale of each electric vehicle as vehicles are shipped to customers. The majority of the Company’s vehicle sales orders generally have only one performance obligation: sale of complete vehicles. Ownership and risk of loss transfers to the customer based on FOB shipping point and freight charges are the responsibility of the customer. Revenue is typically recognized at the point control transfers or in accordance with payment terms customary to the business. The Company provides product warranties to assure that the product assembly complies with agreed upon specifications. The Company’s product warranty is identical to the product warranties provided by the Company’s suppliers, therefore minimizing the warranty liability to the standard labor rates associated with the defective part replacement. Customers do not have the option to purchase a warranty separately; as such, warranty is not accounted for as a separate performance obligation.

Shipping revenue

Amounts billed to customers related to shipping and handling are classified as shipping revenue. The Company has elected to recognize the cost for freight and shipping when control over vehicles has transferred to the customer as an operating expense. The Company’s policy is to exclude taxes collected from a customer from the transaction price of automotive contracts.

Subscription revenue

Subscription revenue from revenue sharing with Destination Fleet Operators (“DFO’s”) and other vehicle rental agreements is recorded in the month the vehicles in the Company’s fleet is rented. The Company established its rental fleet in late March 2019 which is recorded in the property and equipment section of the balance sheet – see Note 6. For the rental fleet, the Company retains title and ownership to the vehicles and places them in DFO’s in resort communities that typically rent golf cars for use in those communities.

Services and other revenue

Services and other revenue consist of non-warranty after-sales vehicle services. Revenue is typically recognized at a point in time when services and replacement parts are provided.

Segment Reporting

The Company operates in one business segment which focuses on the manufacturing and sales of environmentally-conscious, minimal-footprint EVs. The Company’s business offerings have similar economic and other characteristics, including the nature of products, manufacturing, types of customers, and distribution methods. The chief operating decision maker (“CODM”) reviews profit and loss information on a consolidated basis to assess performance and make overall operating decisions. The unaudited condensed consolidated financial statements reflect the financial results of the Company’s one reportable operating segment. The Company has no significant revenues or tangible assets outside of the United States.

Income Taxes

The Company accounts for income tax using an asset and liability approach, which allows for the recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The accounting for deferred income tax calculation represents management’s best estimate on the most likely future tax consequences of events that have been recognized in the financial statements or tax returns and related future anticipation. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain. As of June 30, 2020 and December 31, 2019, there were no accruals for uncertain tax positions.

Warrants and Preferred Shares

The accounting treatment of warrants and preferred share series issued is determined pursuant to the guidance provided by ASC 470, Debt, ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, as applicable. Each feature of a freestanding financial instruments including, without limitation, any rights relating to subsequent dilutive issuances, dividend issuances, equity sales, rights offerings, forced conversions, optional redemptions, automatic monthly conversions, dividends and exercise are assessed with determinations made regarding the proper classification in the Company’s financial statements.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”). Under the fair value recognition provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as compensation expense on a straight-line basis over the requisite service period, based on the terms of the awards. The Company calculates the fair value of option grants utilizing the Black-Scholes pricing model and estimates the fair value of the stock based upon the estimated fair value of the common stock.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the guidance in ASC 718 to include share-based payments for goods and services to non-employees and generally aligns it with the guidance for share-based payments to employees. In accordance with ASU 2018-07, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the underlying equity instrument. The fair value of the equity instrument is charged directly to compensation expense and additional-paid-in capital over the period during which services are rendered.

Basic and Diluted Loss Per Share

Basic and diluted net loss per share is determined by dividing net loss by the weighted average ordinary shares outstanding during the period. For all periods presented with a net loss, the shares underlying the ordinary share options and warrants have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per share are the same for periods with a net loss. “Penny warrants” were included in the calculation of outstanding shares for purposes of basic earnings per share.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Options to purchase common stock	1,060,254	1,585,634	1,060,254	1,585,634
Series H-1, H-3, H-4, H-5, I, J, pre-merger AYRO and Merger common stock purchase warrants	4,006,205	341,941	4,006,205	341,941
Series H, H-3, H-6, and pre-merger AYRO Seed Preferred Stock	278,862	1,477,567	278,862	1,477,567
Totals	5,345,321	3,405,142	5,345,321	3,405,142

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 - Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments. Codification Improvements to Topic 326, Financial Instruments – Credit Losses, have been released in November 2018 (2018-19), November 2019 (2019-10 and 2019-11) and a January 2020 Update (2020-02) that provided additional guidance on this Topic. This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For SEC filers meeting certain criteria, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For SEC filers that meet the criteria of a smaller reporting company (including this Company) and for non-SEC registrant public companies and other organizations, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently in the process of its analysis of the impact of this guidance on its financial statements and does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company adopted the new standard on January 1, 2020, and the adoption did not have a material impact on its unaudited condensed consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11—Earnings Per Share (Topic 260), Distinguishing Liabilities From Equity (Topic 480), and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 eliminates the requirement that a down round feature precludes equity classification when assessing whether an instrument is indexed to an entity’s own stock. A freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The Company adopted the new standard on January 1, 2020, and the adoption did not have a material impact on its unaudited condensed consolidated financial statements.

NOTE 3. REVENUES

Disaggregation of Revenue

Revenue by type was as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue type
Product revenue	$263,465	$353,081	$393,091	$429,924
Shipping revenue	22,462	34,017	37,867	40,507
Subscription revenue	-	7,457	1,785	8,075
Service income	-	1,543	-	1,543
	$285,927	$396,098	$432,743	$480,049

Contract Liabilities

The Company recognizes a contract liability when a consideration is received, or if the Company has the unconditional right to receive consideration, in advance of satisfying the performance obligation. A contract liability is the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration, or an amount of consideration is due from the customer. The table below details the activity in the Company’s contract liabilities during the six months ended June 30, 2020 and as of December 31, 2019, and the balance at the end of each period is reported as deferred revenue in the Company’s consolidated balance sheet.

	June 30, 2020	December 31, 2019
Balance, beginning of year	$-	$9,999
Additions	71,404	-
Transfer to revenue	(7,500)	(9,999)
Balance, end of period	$63,904	$-

Warranty Reserve

The Company records a reserve for warranty repairs upon the initial delivery of vehicles to its dealer network. The Company provides a product warranty on each vehicle including powertrain, battery pack and electronics package. Such warranty matches the product warranty provided by its supply chain for warranty parts for all unaltered vehicles and is not considered a separate performance obligation. The supply chain warranty does not cover warranty-based labor needed to replace a part under warranty. Warranty reserves include management’s best estimate of the projected cost of labor to repair/replace all items under warranty. The Company reserves a percentage of all dealer-based sales to cover an industry-standard warranty fund to support dealer labor warranty repairs. Such percentage is recorded as a component of cost of revenues in the statement of operations. As of June 30, 2020 and December 31, 2019, warranty reserves were recorded within accrued expenses of $33,099 and $27,375, respectively.

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of amounts due from invoiced customers and product deliveries and were as follows:

	June 30, 2020	December 31, 2019
Trade receivables	$354,938	$107,230
Less: Allowance for doubtful accounts	(41,878)	(36,084)
	$313,060	$71,146

NOTE 5. INVENTORY

Inventory consisted of the following:

	June 30, 2020	December 31, 2019
Finished goods	$608,632	$498,972
Work-in-progress	18,511	64,631
Raw materials	431,483	554,913
	$1,058,626	$1,118,516

Management has determined that no reserve for inventory obsolescence was required as of June 30, 2020 and December 31, 2019.

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2020	December 31, 2019
Computer and equipment	$669,494	$520,586
Furniture and fixtures	115,716	111,347
Lease improvements	198,644	117,897
Prototypes	228,586	218,682
Rental fleet	272,116	272,116
Computer software	54,516	54,516
	1,539,072	1,295,144
Less: Accumulated depreciation	(977,390)	(805,778)
	$561,682	$489,366

Depreciation expense for the three and six months ended June 30, 2020 was $85,554 and $171,612 and for the three and six months ended June 30, 2019 was $124,500 and $207,780, respectively.

NOTE 7. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	June 30, 2020
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period
Supply chain development	$395,249	$(242,532)	$152,717	1.58 yrs.
Patents and trademarks	64,566	(21,490)	43,076	3.12 yrs.
	$459,815	$(264,022)	$195,793

	December 31, 2019
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period
Supply chain development	$395,249	$(193,127)	$202,122	2.07 yrs.
Patents	56,047	(14,044)	42,003	3.42 yrs.
	$451,296	$(207,171)	$244,125

Amortization expense for the three and six months ended June 30, 2020 was $28,635 and $56,852 and for the three and six months ended June 30, 2019 was $26,512 and $51,499, respectively. The definite lived intangible assets have no residual value at the end of their useful lives.

NOTE 8. FINANCING ARRANGEMENTS

The composition of the Company’s debt and financing obligations was as follows:

	June 30, 2020	December 31, 2019
2019 $500,000 Founder Bridge Note	$500,000	$500,000
2019 Vendor Payable Conversion Note	137,729	137,729
2019 $1,000,000 Convertible Bridge Notes	-	1,000,000
2020 Paycheck Protection Program Term Note	218,000	-
Note payable – auto financing	25,153	28,555
	880,882	1,666,284
Less: debt discount	(280,359)	(341,310)
	600,523	1,324,974
Less: current portion	(364,610)	(1,006,947)
Long-term debt	$235,913	$318,027

2019 $500,000 Founder Bridge Note

In October 2019, the Company received $500,000 under a 120-day bridge term loan, bearing interest at the rate of 14% per annum, payable quarterly, from Mark Adams, a founding board member. As an inducement for the bridge loan, the Company granted Mr. Adams 143,975 shares of common stock. On December 13, 2019, Mr. Adams agreed to modify the terms of the note and extend the maturity date until April 30, 2021 in exchange for the issuance of 136,340 shares of common stock. A discount on debt of $343,746 was recorded and is being amortized over the life of the loan as a component of interest expense on the accompanying unaudited condensed consolidated statements of operations. The discount was calculated by allocating the relative fair value of the underlying equity grant, determined using the relative fair market value method to ascribe the value of the common stock at the time of the grant, relative to the face value of the loan to arrive at the total debt discount. Interest expense for the three and six months ended June 30, 2020 was $17,500 and $35,000, respectively, and $0 for the three and six months ended June 30, 2019. Amortization expense on the discount on debt for the three and six months ended June 30, 2020 was $(10,795) and $44,947, respectively, and $0 for the three and six months ended June 30, 2019.

2019 Vendor Payable Conversion Note

In December 2019, a marketing firm agreed to convert 90% of trade accounts payable the Company owed that firm to a term loan with a principal amount of $137,729 and bearing interest at the rate of 15% per annum, payable quarterly, with a maturity date of May 31, 2021. The Company also issued the marketing firm 17,997 shares of common stock in conjunction with this term loan. A discount on debt of $46,683 was recorded and is being amortized over the life of the loan as a component of interest expense on the accompanying unaudited condensed consolidated statements of operations. The discount was calculated by allocating the relative fair value of the underlying equity issuance, determined using the relative fair market value method to ascribe the value of the common stock at the time of the issuance, relative to the face value of the loan to arrive at the total debt discount. Interest expense for the three and six months ended June 30, 2020 was $5,165 and $10,330, respectively, and $0 for the three and six months ended June 30, 2019. Amortization expense on the discount on debt for the three and six months ended June 30, 2020 was $8,003 and $16,006, respectively, and $0 for the three and six months ended June 30, 2019.

2020 Paycheck Protection Program Term Note

In May 2020, the Company entered into a Paycheck Protection Program Term Note (the “PPP Note”) with Pacific Western Bank, NA in the amount of $218,000. The PPP Note was issued to the Company pursuant to the Coronavirus, Aid, Relief, and Economic Security Act’s (the “CARES Act”) (P.L. 116-136) Paycheck Protection Program (the “Program”). Under the Program, all or a portion of the PPP Note may be forgiven in accordance with the Program requirements. The PPP Note carries a maturity date of May 20, 2022, at a 1% interest rate. No payments are required for six months from the date of issuance. The amount of the forgiveness shall be calculated (and may be reduced) in accordance with the requirements of the Program, including the provisions of the CARES Act. No more than 25% of the amount forgiven can be attributable to non-payroll costs, as defined in the Program.

Financing arrangements settled during the periods presented are as follows:

2019 $1,000,000 Convertible Bridge Notes

In December of 2019, the Company received cash in exchange for convertible promissory notes from five institutional lenders totaling $1,000,000. The maturity date of the notes was the earlier of (1) the closing of the Merger, (2) May 31, 2020, and (3) ninety (90) days if the Company determined not to proceed with the Merger. The notes accrued interest at five percent (5%). Immediately prior to the consummation of the Merger, the outstanding principal was converted into 1,030,585 shares of common stock. Interest expense for the three and six months ended June 30, 2020 was $8,333 and $20,833, respectively, and $0 for the three and six months ended June 30, 2019.

2019 $800,000 Convertible Notes

During the first quarter of 2019, the Company received cash in exchange for convertible promissory notes from seven individual lenders, totaling $800,000. The terms for the notes were sixty (60) days with an additional sixty-day extension to be exercised at the discretion of the Company. The notes accrued interest at twelve (12%) for the first sixty days and at fifteen percent (15%) for the sixty-day extension. The lenders had the option to convert the notes and accrued interest into AYRO Seed Preferred Stock (see Note 9) at $1.75 per share before the sixty-day extension period has expired. In May 2019, four lenders converted $350,000 of principle and $9,062 of accrued interest into 205,178 of AYRO Seed Preferred Stock. In September 2019, one lender converted $100,000 of convertible notes to a twelve-month term loan (see 2019 $250,000 Bridge Notes). Additionally, two lenders redeemed $60,000 in principal from their outstanding note. Warrants to purchase up to 26,586 of common stock at a price of $7.33 per share were issued in connection with the notes. The warrants issued have a five-year life. A discount on debt related to the warrant issuance of $69,174 was recorded and was amortized over the life of the notes as a component of interest expense on the accompanying unaudited condensed consolidated statements of operations. The discount was calculated by allocating the relative fair value of the underlying equity issuance, determined using the relative fair market value method to ascribe the value of the common stock at the time of the issuance, relative to the face value of the loan to arrive at the total debt discount. In December 2019, the remaining $290,000 in principal and associated accrued interest was converted to 343,482 shares of AYRO Seed Preferred Stock. Interest expense for the six months ended June 30, 2020 was $0 and for three and six months ended June 30, 2019 was $20,220 and $35,574, respectively.

2019 $250,000 Bridge Notes

During the third quarter of 2019, the Company received cash in exchange for term loans from five individual lenders, totaling $250,000. Additionally, one lender holding convertible debt, converted $100,000 in principal amount to a term loan (see 2019 $800,000 Convertible Notes). In the fourth quarter of 2019, the Company received cash of $75,000 in exchange for a term loan from an individual lender. The terms for the notes were for twelve months, with twelve percent (12%) interest payable quarterly. The Company issued 0.2880 shares of common stock to the lenders for each dollar borrowed for an aggregate of 122,379 shares of common stock. A discount on debt related to the common stock issuance of $187,675 was recorded and is being amortized over the life of the notes as a component of interest expense on the accompanying unaudited condensed consolidated statements of operations. The discount was calculated by allocating the relative fair value of the underlying equity grant, determined using the relative fair market value method to ascribe the value of the common stock at the time of the grant, relative to the face value of the loan to arrive at the total debt discount. In December 2019, $425,000 of principal and associated interest were converted to 433,820 shares of AYRO Seed Preferred Stock.

2020 $500,000 Bridge Notes

In February 2020, the Company received cash in exchange for promissory notes from three institutional lenders totaling $500,000. The maturity date of the notes was the earlier of (1) the closing of the Merger, (2) May 31, 2020, and (3) ninety (90) days the Company determines not to proceed with the Merger. The notes accrued interest at seven percent (7%). Immediately after the consummation of the Merger, the notes were redeemed for cash. Interest expense for the three and six months ended June 30, 2020 was $5,833 and $9,373, respectively, and $0 for the six months ended June 30, 2019.

2020 $600,000 Bridge Notes

In April 2020, the Company issued a secured promissory note payable to an individual investor providing $600,000 of short-term financing. The notes carried an interest rate of fifteen percent (15%) and were to be repaid upon the earlier of (1) closing date of the pending the Merger and (2) July 14, 2020. Fifty percent (50%) of the principal amount was personally guaranteed by Mark Adams, a founding board member. In conjunction with the notes, 553,330 (276,665 shares of common stock representing two percent (2%) of the combined company’s post-merger outstanding common stock each) was issued to the lender and to Mr. Adams as compensation for his personal guarantee. A discount on debt of $462,013 was recorded in the transaction and was being amortized over the life of the note as a component of interest expense on the accompanying unaudited condensed consolidated statements of operations. The discount was calculated by allocating the relative fair value of the underlying equity issuance, determined using the relative fair market value method to ascribe the value of the common stock at the time of the issuance, relative to the face value of the loan to arrive at the total debt discount. Amortization expense for the discount on debt for the three and six months ended June 30, 2020 was $108,788 for both periods and $0 for the six months ended June 30, 2019. The note was fully repaid upon closing of the Merger. Interest expense for the three and six months ended June 30, 2020 was $10,233 for both periods and $0 for the three and six months ended June 30, 2019. The Company reported a loss on the debt extinguishment related to the unamortized discount on debt of $353,225.

NOTE 9. STOCKHOLDERS’ EQUITY

Common Stock

During the third quarter of 2019, the Company issued 122,379 shares of common stock in connection with the 2019 $250,000 Bridge Notes.

In October 2019, the Company issued 143,975 shares of common stock in connection with the 2019 $500,000 Founder Bridge Note.

In October 2019, the Company issued 231,778 shares of common stock in connection with the termination of the royalty-based agreement with Sustainability Initiatives, LLC (“SI”).

In December 2019, the Company issued 136,340 shares of common stock in connection with the extension of the 2019 $500,000 Founder Bridge Note.

In December 2019, the Company issued 434,529 shares of common stock in connection with the cancellation of 477,190 stock options originally granted with the amendment of the royalty agreement with Sustainability Initiatives, LLC.

In December 2019, the Company issued 67,488 shares of common stock in connection with the fee-for-service consulting agreement with Sustainability Consultants, LLC.

In December 2019, the Company issued 17,997 shares of common stock in connection with the conversion of outstanding accounts payable to a promissory note with a local marketing firm.

In April 2020, the Company issued 553,330 shares of common stock in connection with the issuance of the 2020 $600,000 Bridge Note.

On June 17, 2020, the Company entered into a Securities Purchase Agreement with certain existing investors, pursuant to which the Company sold, in a registered public offering by the Company directly to the investors an aggregate of 2,200,000 shares of common stock, par value $0.0001 per share, at an offering price of $2.50 per share for gross proceeds of $5,500,000 before offering expenses of $435,000.

During the six months ended June 30, 2020, the Company issued 477,190 shares of common stock from the exercise of a nominal stock purchase warrant and received cash proceeds of $1,575.

During the six months ended June 30, 2020, the Company issued 679,965 shares of common stock from the exercise of Prefunded Bridge Loan Warrants and received cash proceeds of $250.

During the six months ended June 30, 2020, the Company issued 674,578 shares of common stock from the exercise of Bridge Loan Warrants and received cash proceeds of $513,515.

During the six months ended June 30, 2020, the Company issued 1,030,585 shares of common stock from the conversion of the 2019 $1,000,000 Convertible Bridge Notes – See Note 8.

During the six months ended June 30, 2020, the Company issued 2,332,396 shares of common stock from the closing of the Merger in consideration for $3,060,740 of cash and equity of Merger Sub.

During the six months ended June 30, 2020, the Company issued 1,573,218 shares of common stock, par value $0.0001 per share, for proceeds of $2,000,000 net of offering fees and expenses of $611,557, pursuant to Stock Purchase Agreements entered into on December 19, 2019 as a component of the merger agreement and contingent upon closing of the Merger.

During the six months ended June 30, 2020, the Company issued 1,037,496 shares of common stock to advisors in connection with the Merger. Additionally, the Company recorded $611,557 in fees and expenses paid in connection with the merger during the six months ended June 30, 2020.

During the six months ended June 30, 2020, the Company issued 2,007,194 shares of the common stock from the conversion of AYRO Seed Preferred Stock.

Preferred Stock

Upon closing of the Merger, the Company assumed the Series H, H-3 and H-6 preferred stock of DropCar, Inc., which respective conversion prices have been adjusted to reflect the May 2020 one-for-five reverse split.

Series H Convertible Preferred Stock

Under the terms of the Series H Certificate of Designation, each share of the Company’s Series H Convertible Preferred Stock (the “Series H Preferred Stock”) has a stated value of $154 and is convertible into shares of the Company’s Common Stock, equal to the stated value divided by the conversion price of $184.80 per share (subject to adjustment in the event of stock splits or dividends). The Company is prohibited from effecting the conversion of the Series H Preferred Stock to the extent that, as a result of such conversion, the holder would beneficially own more than 9.99%, in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon such conversion. In the event of liquidation, the holders of the Series H Preferred Stock are entitled, pari passu with the holders of common stock, to receive a payment in the amount the holder would receive if such holder converted the Series H Preferred Stock into common stock immediately prior to the date of such payment. As of June 30, 2020, such payment would be calculated as follows:

Number of Series H Preferred Stock outstanding as of June 30, 2020	8
Multiplied by the stated value	$154
Equals the gross stated value	$1,232
Divided by the conversion price	$184.80
Equals the convertible shares of Company Common Stock	7
Multiplied by the fair market value of Company Common Stock as of June 30, 2020	$2.80
Equals the payment	$20

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

Under the terms of the Series H-3 Certificate of Designation, each share of the Series H-3 Preferred Stock has a stated value of $138 and is convertible into shares of common stock, equal to the stated value divided by the conversion price of $165.60 per share (subject to adjustment in the event of stock splits and dividends). The Company is prohibited from effecting the conversion of the Series H-3 Preferred Stock to the extent that, as a result of such conversion, the holder or any of its affiliates would beneficially own more than 9.99%, in the aggregate, of the issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series H-3 Preferred Stock.

In the event of liquidation, the holders of the Series H-3 Preferred Stock are entitled, pari passu with the holders of common stock, to receive a payment in the amount the holder would receive if such holder converted the Series H-3 Preferred Stock into common stock immediately prior to the date of such payment. As of June 30, 2020, such payment would be calculated as follows:

Number of Series H-3 Preferred Stock outstanding as of June 30, 2020	2,189
Multiplied by the stated value	$138
Equals the gross stated value	$302,082
Divided by the conversion price	$165.60
Equals the convertible shares of Company Common Stock	1,825
Multiplied by the fair market value of Company Common Stock as of June 30, 2020	$2.80
Equals the payment	$5,110

Series H-6 Convertible Preferred Stock

On February 5, 2020, the Company filed the Certificate of Designations, Preferences and Rights of the Series H-6 Preferred Stock (the “Series H-6 Certificate of Designation”) with the Secretary of State of the State of Delaware, establishing and designating the rights, powers and preferences of the Series H-6 Preferred Stock. The Company designated up to 50,000 shares of Series H-6 Preferred Stock and each share has a stated value of $72.00 (the “H-6 Stated Value”). Each share of Series H-6 Preferred Stock is convertible at any time at the option of the holder thereof, into a number of shares of common stock of the Company determined by dividing the H-6 Stated Value by the initial conversion price of $3.60 per share, subject to a 9.99% blocker provision. The Series H-6 Preferred Stock has the same dividend rights as the common stock, except as provided for in the Series H-6 Certificate of Designation or as otherwise required by law. The Series H-6 Preferred Stock also has the same voting rights as the common stock, except that in no event shall a holder of Series H-6 Preferred Stock be permitted to exercise a greater number of votes than such holder would have been entitled to cast if the Series H-6 Preferred Stock had immediately been converted into shares of common stock at a conversion price equal to $3.60, which was then further reduced to $2.50 upon the pre-merger modification of the terms of the Series H-4 preferred stock. In addition, a holder (together with its affiliates) may not be permitted to vote Series H-6 Preferred Stock held by such holder to the extent that such holder would beneficially own more than 9.99% of our common stock. In the event of any liquidation or dissolution, the Series H-6 Preferred Stock ranks senior to the common stock in the distribution of assets, to the extent legally available for distribution.

The holders of Series H-6 Preferred Stock are entitled to certain anti-dilution adjustments if the Company issues shares of its common stock at a lower price per share than the applicable conversion price of the Series H-6 Preferred Stock. If any such dilutive issuance occurs prior to the conversion of the Series H-6 Preferred Stock, the conversion price will be adjusted downward to a price that cannot be less than 20% of the exercise price or $0.792.

In the event of liquidation, the holders of the Series H-6 Preferred Stock are entitled, pari passu with the holders of common stock, to receive a payment in the amount the holder would receive if such holder converted the Series H-6 Preferred Stock into common stock immediately prior to the date of such payment. As of June 30, 2020, such payment would be calculated as follows:

Number of Series H-6 Preferred Stock outstanding as of June 30, 2020	7,883
Multiplied by the stated value	$72
Equals the gross stated value	$567,576
Divided by the conversion price	$2.50
Equals the convertible shares of Company Common Stock	227,030
Multiplied by the fair market value of Company Common Stock as of June 30, 2020	$2.80
Equals the payment	$635,685

AYRO Series Seed Preferred Stock

Prior to the Merger, the Company was authorized to issue 8,472,500 shares of preferred stock, no par value, of which all were designated as Series Seed Preferred Stock. As of June 30, 2020, no shares of Series Seed Preferred Stock were issued and outstanding.

The Series Seed Preferred Stock was convertible at any time after issuance at the option of the holder into the Company’s Common Stock on a 1-for-1 basis, subject to any exchange ratios, reverse splits or stock dividends. The Series Seed Preferred Stock was also subject to mandatory conversion provisions upon either (i) immediately prior to the closing off a firm commitment underwritten initial public offering pursuant to an effective registration statement filed under the Securities Act of 1933, as amended covering the offer and sale of the Company’s Common Stock; or, (ii) upon the receipt by the Company of a written request for such conversion from the holders of a majority of the Preferred Stock then outstanding. In the event the outstanding shares of Common Stock are subdivided (by stock split, stock dividend, reverse split or otherwise), the shares of Series Seed Preferred Stock will be adjusted ratably to maintain each share’s ownership percentage. The Series Seed Preferred Stock Stockholders are entitled to equal voting rights to common stockholders on an as-converted basis and receive preference to common stockholders upon liquidation. During the first half of 2019, 1,092,215 shares of Series Seed Preferred Stock were sold for $1.75 per share for a cash proceeds of $1,911,375. During the second quarter of 2019, 238,500 shares of Series Seed Preferred Stock were sold for $2.00 per share for a cash proceeds of $477,000. Additionally, during the second quarter of 2019, 205,178 shares of Series Seed Preferred Stock were issued from the conversion of debt and related interest – See Note 8. During the third quarter of 2019, 65,000 shares of Series Seed Preferred Stock were sold for $2.00 per share for a cash proceeds of $130,000. During the fourth quarter of 2019, 777,301 shares of Series Seed 3 Preferred Stock were issued at $1.00 per share in exchange for cancellation of $777,301 of notes payable and accrued interest. Additionally, during the fourth quarter of 2019, 1,100,000 shares of Series Seed 3 Preferred Stock were issued at $1.00 per share in exchange for cancellation of $1,100,000 of trade accounts payable from a single supplier. In conjunction with the Merger, all 7,360,985 shares of AYRO Series Seed Preferred Stock were converted into approximately 2,007,193 shares of the Company Common Stock after taking into account the Exchange Ratio, Reverse Stock Split and Stock Dividend.

Warrants

Series I, J, H, H-1, H-3, H-4 and H-5 warrants transferred to AYRO pursuant to the Merger.

Series I Warrants

The Series I Warrants transferred to AYRO as a result of the Merger and have an exercise price of $69.00 per share. If at any time (i) the volume weighted average price (“VWAP”) of the Common Stock exceeds $138.00 for not less than the mandatory exercise measuring period; (ii) the daily average number of shares of Common Stock traded during the mandatory exercise measuring period equals or exceeds 25,000; and (iii) no equity conditions failure has occurred as of such date, then the Company shall have the right to require the holder to exercise all or any portion of the Series I Warrants still unexercised for a cash exercise.

Series H-1 Warrants

The Series H-1 warrants transferred to AYRO as a result of the Merger and have an exercise price $145.20 per share, subject to adjustments (the “Series H-1 Warrants”) which transferred to AYRO as a result of the Merger. Subject to certain ownership limitations, the Series H-1 Warrants are immediately exercisable from the issuance date and will be exercisable for a period of five (5) years from the issuance date.

Series H-3 Warrants

The Series H-1 warrants transferred to AYRO as a result of the Merger and have an exercise price of $165.60 per share, subject to adjustments (the “Series H-3 Warrants”) . Subject to certain ownership limitations, the Series H-3 Warrants are immediately exercisable from the issuance date and will be exercisable for a period of five (5) years from the issuance date.

Exercise of Series H-4 Warrants and Issuance of Series J Warrants

Series H-4 Warrants

The Series H-4 Warrants transferred to AYRO as a result of the Merger and have an exercise price of $15.60. The Series H-4 Warrants contain anti-dilution price protection that was trigger and cannot be less than $15.60 per share.

The terms of the Series J Warrants are substantially identical to the terms of the Series H-4 Warrants except that (i) the exercise price is equal to $6.00, (ii) the Series J Warrants may be exercised at all times beginning on the 6-month anniversary of the issuance date on a cash basis and also on a cashless basis, (iii) the Series J Warrants do not contain any provisions for anti-dilution adjustment and (iv) the Company has the right to require the Holders to exercise all or any portion of the Series J Warrants still unexercised for a cash exercise if the volume-weighted average price (as defined in the Series J Warrant) for the Company’s common stock equals or exceeds $45.00 for not less than ten consecutive trading days.

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

Series H-5 Warrants

The Series H-5 warrants were transferred to AYRO as a result of the Merger and have an exercise price of $2.50. Subject to certain ownership limitations, the H-5 Warrants will be exercisable beginning six months from the issuance date and will be exercisable for a period of five years from the initial exercise date.

Upon the receipt of approval of the Company’s stockholders, which approval has not yet been obtained, the holders of the H-5 Warrants will be entitled to certain anti-dilution adjustments if the Company issues shares of its common stock at a lower price per share than the applicable exercise price (subject to a floor of $0.792 per share). The H-5 Warrants contain a blocker that prohibits the holder from exercising the warrants if such exercise will result in the beneficial ownership by the holder of more than 9.99% of the Company’s outstanding shares.

The Series H-5 warrants were exercisable beginning June 6, 2020.

The Series I, H-1, H-3,H-4, J and H-5 Warrants expire through the years 2020-2024

Bridge Loan Warrants

In December of 2019, the Company entered in a convertible bridge loan with five institutional lenders totaling $1,000,000 (see Note 8). On May 28, 2020, immediately prior to the closing of the Merger, the five lenders received warrants (the “Bridge Loan Warrants”) to purchase 1,030,585 shares of common stock at an exercise price of $1.1159 per share. The Bridge Loan Warrants have full ratchet anti-dilution price protection with respect to future issuances of securities at an effective price below the exercise price with the exercise price per share reducing to such exercise price and the number of shares deliverable upon exercise of the warrants increasing such that the aggregate exercise price under each warrant remains constant. The Bridge Loan Warrants terminate after a period of 5 years on May 28, 2025.

Secured Loan Warrants

In February 2020, the Company entered into secured promissory notes with three institutional lenders totaling $500,000 (see Note 8). On May 28, 2020, immediately after the closing of the Merger, pursuant to and in connection with the issuance of the notes, the Company issued warrants (the “Secured Loan Warrants”) to purchase an aggregate of 100,000 shares of common stock to the three lenders for an aggregate additional purchase price of $10,000. The Secured Loan Warrants were exercised in full during the three months ended June 30, 2020.

AYRO Private Placement Warrants

On May 28, 2020, the Company entered into the first AYRO Operating Private Placement SPA with current stockholders of the Company and AYRO Operating, pursuant to which such stockholders agreed to purchase, prior to the consummation of the Merger, shares of AYRO Operating Common Stock and warrants (the “First Private Placement Warrants”) to purchase AYRO Operating’s common stock for an aggregate purchase price of $1,150,000. Prior to the closing of the Merger, AYRO Operating issued to the investors party to this first AYRO Private Placement SPA (i) an aggregate of approximately 543,179 shares of common stock and pre-funded warrants to purchase 429,305 shares of Company Common Stock at an exercise price of $0.000367 per share, and (ii) First Private Placement Warrants to purchase 972,486 shares of common stock at an exercise price of $1.3599 per share. The First Private Placement Warrants issued pursuant to the first AYRO Operating Private Placement SPA have full ratchet anti-dilution price protection with respect to future issuances of securities at an effective price below the exercise price with the exercise price per share reducing to such exercise price and the number of shares deliverable upon exercise of the warrant increasing such that the aggregate exercise price under each warrant remains constant. The First Private Placement Warrants terminate after a period of 5 years on May 28, 2025.

On May 28, 2020, the Company entered into the second AYRO Operating Private Placement SPA with current investors of the Company and AYRO Operating, pursuant to which such investors agreed to purchase, prior to the consummation of the Merger, shares of AYRO Operating Common Stock and warrants (the “Second Private Placement Warrants”) to purchase AYRO Operating Common Stock for an aggregate purchase price of $850,000. On the closing date of the Merger, AYRO Operating issued to the investors party to this second AYRO Operating Private Placement SPA (i) an aggregate of approximately 1,030,584 shares of common stock and pre-funded warrants to purchase 286,896 shares of Company Common Stock at an exercise price of $0.000367 per share, and (ii) Second Private Placement Warrants to purchase 1,316,936 shares of common stock at an exercise price of $0.7423 per share. The Second Private Placement Warrants issued pursuant to the second AYRO Operating Private Placement SPA have full ratchet anti-dilution price protection with respect to future issuances of securities at an effective price below the exercise price with the exercise price per share reducing to such exercise price and the number of shares deliverable upon exercise of the warrant increasing such that the aggregate exercise price under each warrant remains constant. The Second Private Placement Warrants terminate after a period of 5 years on May 28, 2025.

Other AYRO Operating Warrants

At the effective time of the Merger, each AYRO Operating warrant that was outstanding and unexercised immediately prior to the effective time was converted pursuant to its terms and became a warrant to purchase Company Common Stock, including the following:

On May 28, 2020, the Company entered into Common Stock Purchase Warrant Agreements with Palladium Capital Advisors, LLC (“Palladium”) in connection with Palladium’s role as placement agent to AYRO Operating. The Common Stock Purchase Warrant Agreements included the right to purchase an aggregate of 232,404 shares of common stock, of which 72,142 have an exercise price per share of $1.1159, 68,076 have an exercise price per share of $1.3599, and 92,186 have an exercise price per share of $0.7423 and all of the above warrants terminate after a period of 5 years on May 28, 2025.

On May 28, 2020, the Company entered into a Common Stock Purchase Warrant Agreement with an investor. The Common Stock Purchase Warrant Agreement included the right to purchase an aggregate 477,190 shares of common stock in connection with a nominal stock subscription agreement entered into December 31, 2019. The warrants contained an exercise price of $0.000367 per share and were exercised during the three months ended June 30, 2020.

Other AYRO Warrants

On June 19, 2020, the Company agreed to issue finder warrants (the “Finder Warrants”) to purchase 27,273 shares of the Company’s common stock at an exercise price of $2.75 per share to a finder or its designees, and the Company agreed to issue warrants to Palladium (the “Placement Agent Warrants”) to purchase 126,000 shares of the Company’s common stock at an exercise price of $2.875 per share to a previous placement agent. The Finder Warrants and Placement Agent Warrants terminate after a period of 5 years on June 19, 2020.

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2019	461,647	$7.33	3.50
Assumed as part of the Merger	413,450	$14.11
Granted	4,999,077	$0.76
Exercised	1,831,733	$0.28
Outstanding at June 30, 2020	4,042,441	$5.11	4.67

NOTE 10. STOCK BASED COMPENSATION

AYRO 2020 Long Term Incentive Plan

On May 28, 2020, the Company’s shareholders approved the 2020 Long Term Incentive Plan for future grants of stock options and warrants. As of June 30, 2020, 38,211 shares of restricted stock units were awarded to the directors of DropCar prior to the Merger and 25,000 shares of restricted stock have been granted to the former DropCar principals as final consideration pursuant to the AYRO 2020 Long Term Incentive Plan. The value of the services underlying the RSU grants were recorded prior to the Merger. The Company has reserved a total of 2,289,650 shares of its common stock pursuant to the Long-Term Incentive Plan (“2020 LTIP”), including shares of restricted stock that have been issued. The Company has 2,226,438 stock options remaining under this plan as of June 30, 2020.

AYRO 2017 Long Term Incentive Plan

Prior to the Merger, the Company granted stock options and warrants pursuant to the 2017 Long Term Incentive Plan (“2017 LTIP”) effective January 1, 2017.

DropCar Amended and Restated 2014 Equity Incentive Plan

The DropCar Amended and Restated 2014 Equity Incentive Plan was amended in 2018 to increase the number of shares of Company common stock available for issuance, the 2014 Equity Incentive Plan (the “2014 Plan”), with 141,326 shares of common stock reserved for issuance. and there are options to purchase 76,069 shares outstanding as of June 30, 2020. As of June 30, 2020, there were zero shares available for grant under the Plan.

Determining the appropriate fair value of the stock-based awards requires the input of subjective assumptions, including the fair value of the Company’s common stock, and for stock options, the expected life of the option, and the expected stock price volatility. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

The Company uses the following inputs when valuing stock-based awards.

	Period Ending June 30,
	2020	2019
Expected life (years)	5.0	3.0
Risk-free interest rate	0.70%	1.71%
Expected volatility	4.40%	64.4%
Total grant date fair value	$3.84	$1.47 to $3.48

The expected life of the employee stock options was estimated using the “simplified method”, as the Company has no historical information to develop reasonable expectations about future exercise patterns and employment duration for its stock option grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The expected life of awards that vest immediately use the contractual maturity since they are vested when issued. For stock price volatility, the Company uses public company compatibles and historical private placement data as a basis for its expected volatility to calculate the fair value of option grants. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option at the grant-date.

Stock-based compensation, including stock options and warrants is included in the unaudited condensed consolidated statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$15,873	$44,648	$31,745	$76,306
Sales and marketing	$38,120	$10,457	$72,705	$11,873
General and administrative	$96,956	$421,109	$202,958	$519,478
Total	$150,949	$476,214	$307,408	$607,657

Total compensation cost related to non-vested awards not yet recognized as of June 30, 2020 was $637,081 and will be recognized on a straight-line basis through the end of the vesting periods September 2022. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

The following table reflects the stock option activity for the six months ended June 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Contractual Life (Years)

Outstanding at December 31, 2019	996,646	$3.249	5.73
Assumed as part of the Merger	61,440	46.95	2.50
Granted	8,985	3.447	7.00
Forfeitures	(6,817)	2.446	5.00

Outstanding at June 30, 2020	1,060,254	$5.478	5.67

Of the outstanding options, 706,905 were vested and exercisable as of June 30, 2020.

Restricted Stock Units

Pursuant to the Rodney Keller employment agreement, Mr. Keller is entitled to a grant of restricted stock units (RSUs) based on achievement of certain milestones. As of June 30, 2020, no milestones have been achieved and no RSUs have been granted.

NOTE 11. CONCENTRATIONS AND CREDIT RISK

Revenues

One customer accounted for approximately 68% and 78% of the Company’s revenues for the six months ended June 30, 2020 and 2019, respectively. One customer accounted for approximately 74% and 80% of the Company’s revenues for the for the three months ended June 30, 2020 and 2019, respectively.

Accounts Receivable

One customer accounted for approximately 64% the Company’s gross accounts receivable as of June 30, 2020. One customer accounted for approximately 69% the Company’s gross accounts receivable as of December 31, 2019.

Purchasing

One supplier, a related party – see Note 12 – accounted for approximately 95% of the Company’s purchases of raw materials for the three and six months ended June 30, 2020 and 2019.

NOTE 12. RELATED PARTY TRANSACTIONS

The Company had received short-term expense advances from its founders. As of June 30, 2020 and December 31, 2019, the amounts outstanding were $15,000 and recorded as a component of accounts payable on the accompanying unaudited condensed consolidated balance sheets.

In October 2019, the Company received $500,000 and issued a term loan from a founding board member. Furthermore, the Company granted 143,975 shares of the Company’s common stock as and in December, 2019, the Company granted an additional 136,340 shares of the Company’s common stock to as consideration for extending the term date of the loan to April 30, 2021 (see 2019 $500,000 Founder Bridge Note – Note 8).

On March 1, 2017, the Company entered into a royalty-based agreement with Sustainability Initiatives, LLC (“SI”) an entity that is controlled by certain Company board members in the effort to accelerate the Company’s operations. Royalties accrued were included as a component of research and development expense in the accompanying condensed consolidated statements of operations. In return for acceleration assistance and for serving the Chief Visionary Officer role, the agreement provided for a monthly retainer of $6,000 per month. On a quarterly basis, the Company remitted a royalty of a percentage (see table below) of company revenues less the retainer amounts.

Revenues	Royalty Percentage
$0 - $25,000,000	3.0%
$25,000,000 - $50,000,000	2.0%
$50,000,000 - $100,000,000	1.0%
Over $100,000,001	0.5%

Effective January 1, 2019, the Company agreed to an amendment with SI to reduce the royalty percentage to 0.5%. In relation to this amendment, the Company granted the SI members an additional 381,752 stock options to vest over a six-month vesting term. On October 15, 2019, the Company and the SI members agreed to terminate the agreement in full in exchange for 231,778 shares of the Company’s common stock. Stock-based compensation of $908,650 was recorded on the transaction in October 2019.

On December 9, 2019, the Company and the SI members agreed to cancel the outstanding options to purchase 477,190 shares of the Company’s common stock in exchange for 434,529 shares of the Company’s common stock. Stock-based compensation of $1,496,343 was recorded for the transaction in December 2019.

On April 1, 2017, the Company entered into a fee-for-service agreement with SI. In return for accounting, marketing, graphics and other services, the Company pays fixed, market-standard hourly rates under the shared services agreement as services are rendered. As of June 30, 2020 and December 31, 2019, the Company had a balance outstanding to SI for $12,150 for both periods included in accounts payable. Total expenses paid or payable SI were $0 and $36,000 for the six months ended June 30, 2020 and 2019, respectively. Total expenses paid or payable to SI were $0 and $18,000 for the three months ended June 30, 2020 and 2019, respectively.

In January 2019, the Company entered into a fee-for-service consulting agreement with Sustainability Consultants, LLC, an entity that is controlled by principal stockholders of the Company. In exchange for consulting services provided, the Company paid $189,238 in consulting fees to the firm during the six months ended June 30, 2019. Additionally, the Company granted warrants to purchase 177,924 shares of the Company’s common stock. The warrants have an exercise price of $7.33 per share with a five-year life. Stock-based compensation consulting expense of $260,733 was recorded in the general and administrative expenses on the statement of operations in the fourth quarter of 2019 in conjunction with the warrant grant – see Note 9. The Company also granted 67,488 shares of the Company’s common stock and recorded stock-based compensation of $232,403 in the general and administrative expenses on the statement of operations for the fourth quarter of 2019 related to the common stock transaction.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Lease Agreements

In 2019 the Company entered into a new lease agreement for office and manufacturing space. The lease commencement date was January 16, 2020. Prior to the commencement date of the new lease agreement, the Company leased other office and manufacturing space on a short-term basis. Total rent expense paid for the short-term lease in January 2020 only was $26,265. The Company determined if an arrangement is a lease at inception of the contract and whether a contract is or contains a lease by determining whether it conveys the right to control the use of identified asset for a period of time. The contact provides the right to substantially all the economic benefits from the use of the identified asset and the right to direct use of the identified asset, as such, the contract is, or contains, a lease. In connection with the adoption of ASC 842, Leases, the Company has elected to treat the lease and non-lease components as a single component.

Leases were classified as an operating lease at inception. An operating lease results in the recognition of a Right-of-Use (“ROU”) assets and lease liability on the balance sheet. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term as of the commencement date. Because the lease does not provide an explicit or implicit rate of return, the Company determines incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 10.41%. Lease expense for the lease is recognized on a straight-line basis over the lease term.

The Company’s lease does not contain any residual value guarantees or material restrictive covenants. Leases with a lease term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. The remaining term as of June 30, 2020 is 6.92 years. The Company currently has no finance leases.

During the three and six months ended June 30, 2020, cash paid for amounts included in the measurement of lease liabilities- operating cash flows from operating lease was $57,365 and $87,612, respectively. The components of lease expense consist of the following:

	Three months ended June 30, 2020	Six months ended June 30, 2020
Operating lease expense	$61,196	$107,064
Short-term lease expense	8,026	54,854
Total lease cost	$69,222	$161,918

Balance sheet information related to leases consists of the following:

June 30, 2020
Assets
Operating lease – right-of-use asset	$1,160,942
Total lease assets	$1,160,942

Liabilities
Current liabilities:
Lease obligation – operating lease	$113,910
Noncurrent liabilities:
Lease obligation - operating lease, net of current portion	1,066,484
Total lease liability	$1,180,394

The weighted-average remaining lease term and discount rate is as follows:

Weighted average remaining lease term (in years) – operating lease	6.92
Weighted average discount rate – operating lease	10.41%

Cash flow information related to leases consists of the following:

Six months ended June 30, 2020
Operating cash flows for operating leases	$30,286
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$1,210,680

As previously discussed, the Company adopted Topic 842 by applying the guidance at adoption date, January 1, 2019. As required, the following disclosure is provided for periods prior to adoption, which continue to be presented in accordance with ASC 842. Future minimum lease payment under non-cancellable lease as of June 30, 2020 are as follows:

As of June 30, 2020	Operating Leases
2020, remaining	$114,730
2021	234,628
2022	240,985
2023	247,533
2024	254,277
2025 and thereafter	574,530
Total minimum lease payments	1,666,683
Less effects of discounting	(486,289)
Present value of future minimum lease payments	$1,180,394

Supply Chain Agreements

In 2017, the Company executed a supply chain contract with Cenntro Automotive Group (“Cenntro”), the Company’s primary supplier, a manufacturer located in the Peoples’ Republic of China. Prior to the Merger, Cenntro was a significant shareholder in AYRO Operating. Currently, the Company purchases 100% of its vehicle chassis, cabs and wheels through this supply chain relationship with Cenntro. Contract terms are industry standard and represent arms-length market pricing. The Company must sell a minimum number of units in order to maintain its exclusive supply chain contract. The company was in default of the original exclusive term of the contract; however, in 2019, the contract was amended to remove the default clause. In December 2019, Cenntro, agreed to convert $1,100,000 of trade accounts payable due from the Company to 1,100,000 shares of the Company’s Seed Preferred Stock. As of June 30, 2020 and December 31, 2019, the amounts outstanding to Cenntro as a component of accounts payable were $266,127 and $83,955, respectively. Under a memo of understanding signed between the Company and Cenntro on March 22, 2020, the Company agrees to purchase 300 units within the following twelve months of signing the memo of understanding, and 500 and 800 in each of the following respective twelve-month periods.

Litigation

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, that it believes are incidental to the operation of its business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on its results of operations, financial positions or cash flows.

Other

As of January 1, 2019, DropCar Operating, Inc. (“DropCar”) had accrued approximately $232,000 for the settlement of multiple employment disputes. As of June 30, 2020, approximately $13,200 remained accrued as accounts payable and accrued expenses for the settlement of three remaining employment disputes. During July 2020, two of the three remaining disputes were settled.

On March 23, 2018, DropCar was made aware of an audit being conducted by the New York State Department of Labor (“DOL”) regarding a claim filed by an employee. The DOL is investigating whether DropCar properly paid overtime for which DropCar has raised several defenses. In addition, the DOL is conducting its audit to determine whether the Company owes spread of hours pay (an hour’s pay for each day an employee worked or was scheduled for a period over ten hours in a day). If the DOL determines that monies are owed, the DOL will seek a backpay order, which management believes will not, either individually or in the aggregate, have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows. Management believes the case has no merit.

DropCar was a defendant in a class action lawsuit which resulted in a judgement entered into whereby the Company is required to pay legal fees in the amount of $45,000 to the plaintiff’s counsel. As of June 30, 2020, the balance due remains $45,000. This amount was included in the $186,000 of prefunded liabilities assumed by AYRO in the Merger – See Note 1.

NOTE 14. SUBSEQUENT EVENTS

On July 6, 2020, the Company entered into a Securities Purchase Agreement with certain existing investors, pursuant to which the Company sold, in a registered public offering by the Company directly to the investors an aggregate of 3,157,895 shares of Company Common Stock, par value $0.0001 per share, at an offering price of $4.75 per share for proceeds of $15,000,000 before broker fees of $1,175,000.

In connection with the Securities Purchase Agreement entered into on July 6, 2020, the Company issued warrants to purchase 71,770 and 147,368 shares of Company Common Stock at an exercise price of $5.225 and $5.4525 per share, respectively, to two financial advisors. Neither the warrants nor the issuance of the shares of Company Common Stock deliverable upon exercise of the warrants will be registered under the Securities Act or any state securities act.

On July 21, 2020, the Company entered into a Securities Purchase Agreement with certain existing investors, pursuant to which the Company sold, in a registered public offering by the Company directly to the investors, an aggregate of 1,850,000 shares of Company Common Stock, par value $0.0001 per share, at an offering price of $5.00 per share for proceeds of $9,250,000 before broker fees of $740,000. Each purchaser also has the right to purchase, on or before October 19, 2020, additional shares of Company Common Stock equal to the full amount of 75% of the Company Common Stock it purchased at the initial closing, or an aggregate of 1,387,500 shares, at a price of $5.00 per share.

In connection with the Securities Purchase Agreement entered into on July 21, 2020, the Company issued warrants to purchase 129,500 shares of the Company Common Stock at an exercise price of $5.75 per share to a financial advisor. Neither the warrants nor the issuance of the shares of common stock deliverable upon exercise of the warrants will be registered under the Securities Act or any state securities act.

During July 2020, the Company received $2,468,189, net of fees of $248,854 upon the exercise of warrants. The Company issued 2,539,769 shares of common stock in connection with the exercises.

During July 2020, the Company issued 225,590 shares of common stock upon the conversion of 7,833 shares of the Company’s H-6 preferred stock.

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

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” and “would” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, future financial and operating results, the company’s plans, objectives, expectations and intentions and other statements that are not historical facts. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations, or projections described under the sections in this Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These risks and uncertainties include, but are not limited to:

●	we may be acquired by a third party based on preexisting agreements;

●	we have a history of losses and have never been profitable, and we expect to incur additional losses in the future and may never be profitable;

●	the market for our products is developing and may not develop as expected;

●	our business is subject to general economic and market conditions;

●	our business, results of operations and financial condition may be adversely impacted by public health epidemics, including the recent COVID-19 outbreak;

●	our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of any investment in our securities;

●	we may experience lower-than-anticipated market acceptance of our vehicles;

●	developments in alternative technologies or improvements in the internal combustion engine may have a materially adverse effect on the demand for our electric vehicles;

●	the markets in which we operate are highly competitive, and we may not be successful in competing in these industries;

●	a significant portion of our revenues are derived from a single customer;

●	we rely on and intend to continue to rely on a single third-party supplier for the sub-assemblies in semi-knocked-down for all of our vehicles;

●	we may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims;

●	the range of our electric vehicles on a single charge declines over time, which may negatively influence potential customers’ decisions whether to purchase our vehicles;

●	increases in costs, disruption of supply or shortage of raw materials, in particular lithium-ion cells, could harm our business;

●	our business may be adversely affected by labor and union activities;

●	we will be required to raise additional capital to fund our operations, and such capital raising may be costly or difficult to obtain and could dilute our stockholders’ ownership interests, and our long term capital requirements are subject to numerous risks;

●	increased safety, emissions, fuel economy, or other regulations may result in higher costs, cash expenditures, and/or sales restrictions;

●	we may fail to comply with environmental and safety laws and regulations;

●	our proprietary designs are susceptible to reverse engineering by our competitors;

●	if we are unable to protect the confidentiality of our trade secrets or know-how, such proprietary information may be used by others to compete against us;

●	Should we begin transacting business in other currencies, we are subject to exposure from changes in the exchange rates of local currencies; and

●	we are subject to governmental export and import controls that could impair our ability to compete in international market due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those projected in these forward-looking statements, see the risk factors and uncertainties set forth in Part II, Item 1A of this Form 10-Q. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise, except as required by law.

Overview

Merger

On May 28, 2020, pursuant to the previously announced Agreement and Plan of Merger, dated December 19, 2019 (the “Merger Agreement”), by and among AYRO, Inc., a Delaware corporation previously known as DropCar, Inc., ABC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and AYRO Operating Company, a Delaware corporation previously known as AYRO, Inc. (“AYRO Operating”), Merger Sub was merged with and into AYRO Operating, with AYRO Operating continuing after the merger as the surviving entity and a wholly owned subsidiary of the Company (the “Merger”). At the effective time of the Merger, without any action on the part of any stockholder, each issued and outstanding share of AYRO Operating’s common stock, par value $0.001 per share (the “AYRO Operating Common Stock”), including shares underlying AYRO Operating’s outstanding equity awards and warrants, was converted into the right to receive 1.3634 pre-split and pre-stock dividend shares (the “Exchange Ratio”) of the Company’s common stock, par value $0.0001 per share (the “Company Common Stock”). Upon completion of the Merger and the transactions contemplated in the Merger Agreement and assuming the exercise in full of all pre-funded warrants issued pursuant thereto, (i) the former AYRO Operating equity holders (including the investors in a bridge financing and private placements that closed prior to closing of the Merger) owned approximately 79% of the outstanding equity of the Company; (ii) former DropCar stockholders owned approximately 18% of the outstanding equity of the Company; and (iii) a financial advisor to DropCar and AYRO owned approximately 3% of the outstanding equity of the Company.

The Merger is being treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of DropCar, Inc.’s operations were disposed of as part of the consummation of the Merger and therefore no goodwill or other intangible assets were recorded by the Company as a result of the Merger. AYRO Operating is treated as the accounting acquirer as its stockholders control the Company after the Merger, even though DropCar, Inc. was the legal acquirer. As a result, the assets and liabilities and the historical operations that are reflected in these financial statements are those of AYRO Operating as if AYRO Operating had always been the reporting company.

Closing of Asset Purchase Agreement

On December 19, 2019, DropCar entered into an asset purchase agreement (the “Asset Purchase Agreement”) with DC Partners Acquisition, LLC (“DC Partners”), Spencer Richardson and David Newman, pursuant to which DropCar agreed to sell substantially all of the assets associated with its business of providing vehicle support, fleet logistics and concierge services for both consumers and the automotive industry to an entity controlled by Messrs. Richardson and Newman, the Company’s Chief Executive Officer and Chief Business Development Officer at the time, respectively. The aggregate purchase price for the purchased assets consisted of the cancellation of certain liabilities pursuant to those certain employment agreements by and between DropCar and each of Messrs. Richardson and Newman, plus the assumption of certain liabilities relating to, or arising out of, workers’ compensation claims that occurred prior to the closing date of the Asset Purchase Agreement. On May 28, 2020, the parties to the Asset Purchase Agreement entered into Amendment No. 1 to the Asset Purchase Agreement (the “Asset Purchase Agreement Amendment”), which Asset Purchase Agreement Amendment (i) provides for the inclusion of up to $30,000 in refunds associated with certain insurance premiums as assets being purchased by DC Partners, (ii) amends the covenant associated with the funding of the DropCar business, such that DropCar provided the DropCar business with additional funding of $175,000 at the closing of the transactions contemplated by the Asset Purchase Agreement and (iii) provides for a current employee of the Company being transferred to DC Partners to provide transition services to the Company for a period of three months after the closing of the transactions contemplated by the Asset Purchase Agreement. The Asset Purchase Agreement closed on May 28, 2020, immediately following the consummation of the Merger.

Reverse Stock Split and Stock Dividend

On May 28, 2020, immediately following the effective time of the Merger, we effected a reverse stock split of the issued and outstanding shares of our common stock, at a ratio of one share for ten shares (the “Reverse Stock Split”). Immediately following the Reverse Stock Split, we issued a stock dividend of one share of the Company’s common stock for each outstanding share of common stock to all holders of record immediately following the effective time of the Reverse Stock Split (the “Stock Dividend”). The net result of the Reverse Stock Split and the Stock Dividend was a 1-for-5 reverse stock split. We made proportionate adjustments to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, restricted stock units (if any) and warrants outstanding as of the effective times of the Reverse Stock Split and the Stock Dividend in accordance with the terms of each security based on the split or dividend ratio. Also, we reduced the number of shares reserved for issuance under our equity compensation plans proportionately based on the split and dividend ratios. Except for adjustments that resulted from the rounding up of fractional shares to the next whole share, the Reverse Stock Split and Stock Dividend affected all stockholders uniformly and did not change any stockholder’s percentage ownership interest in the Company. The Reverse Stock Split did not alter the par value of Company Common Stock, $0.0001 per share, or modify any voting rights or other terms of the common stock. Except as otherwise set forth herein, share and related option or warrant information presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to reflect the reduced number of shares outstanding, the increase in share price which resulted from these actions or otherwise to give effect to the Reverse Stock Split and the Stock Dividend.

Business

Prior to the Merger, DropCar provided consumer and enterprise solutions to urban automobile-related logistical challenges. Following the Merger, we design, manufacture and market three- and four-wheeled purpose-built electric vehicles primarily to commercial customers. These vehicles allow the end user an environmentally friendly alternative to internal combustion engines for light duty uses, including logistics, maintenance and cargo services, at a lower total cost of ownership. Our four-wheeled vehicles are classified as low-speed vehicles (LSVs) based on federal and state regulations and are ideal for both college and corporate campuses. Our three-wheeled vehicle is classified as a motorcycle for federal purposes and an autocycle in states that have passed certain autocycle laws, allowing the user to operate the vehicle with a standard automobile driver’s license. Our three-wheeled vehicle is not an LSV and is ideal for urban transport. The majority of our sales are comprised of sales of our four-wheeled vehicle to Club Car, a division of Ingersoll Rand, Inc., through a strategic arrangement entered in early 2019. We plan to continue growing our business through our experienced management team by leveraging our supply chain, allowing it to scale production without a large capital investment.

We have also developed a strategic partnership with Autonomic, a division of Ford. Pursuant to our agreement with Autonomic, we received a license to use Autonomic’s transportation mobility cloud and has agreed to jointly develop the monetization of cloud-based vehicle applications.

Manufacturing Agreement with Cenntro

In April 2017, AYRO entered into a Manufacturing Licensing Agreement with Cenntro Automotive Group, Ltd., or Cenntro, one of AYRO’s equity holders, that provides for its four-wheel sub-assemblies to be licensed and sold to AYRO for final manufacturing and sale in the United States.

Master Procurement Agreement with Club Car

In March 2019, AYRO entered into a five-year Master Procurement Agreement, or the MPA, with Club Car for the sale of AYRO’s four-wheeled vehicle. The MPA grants Club Car the exclusive right to sell AYRO’s four-wheeled vehicle in North America, provided that Club Car orders at least 500 vehicles per year. Under the terms of the MPA, AYRO receives orders from Club Car dealers for vehicles of specific configurations, and AYRO invoices Club Car once the vehicle has shipped. The MPA has an initial term of five (5) years commencing January 1, 2019 and may be renewed by Club Car for successive one-year periods upon 60 days’ prior written notice. Pursuant to the MPA, AYRO granted Club Car a right of first refusal for sales of 51% or more of AYRO’s assets or equity interests, which right of first refusal is exercisable for a period of 45 days following AYRO’s delivery of an acquisition notice to Club Car. AYRO also agreed to collaborate with Club Car on new products similar to its four-wheeled vehicle and improvements to existing products and granted Club Car a right of first refusal to purchase similar commercial utility vehicles AYRO develops during the term of the MPA. AYRO is currently engaged in discussions with Club Car to develop additional products to be sold by Club Car in Europe and Asia but there can be no assurance that these discussions will be successful.

Recent Developments

On June 17, 2020, AYRO entered into a Securities Purchase Agreement with certain institutional and accredited investors, pursuant to which AYRO agreed to issue and sell in a registered direct offering an aggregate of 2,200,000 shares (the “June 2020 Shares”) of common stock of AYRO, par value $0.0001 per share, at an offering price of $2.50 per share, for gross proceeds of approximately $5.5 million before the deduction of fees and offering expenses.

On July 6, 2020, AYRO entered into a Securities Purchase Agreement with certain institutional and accredited investors, pursuant to which AYRO agreed to issue and sell in a registered direct offering an aggregate of 3,157,895 shares (the “July 6 2020 Shares”) of common stock of AYRO, par value $0.0001 per share, at an offering price of $4.75 per share, for gross proceeds of approximately $15.0 million before the deduction of fees and offering expenses.

On July 21, 2020, AYRO entered into a Securities Purchase Agreement with certain institutional and accredited investors, pursuant to which AYRO agreed to issue and sell in a registered direct offering an aggregate of 1,850,000 shares (the “July 21 2020 Shares”) of common stock of AYRO, par value $0.0001 per share, at an offering price of $5.00 per share, for gross proceeds of approximately $9.25 million before the deduction of fees and offering expenses. Each purchaser also has the right to purchase, on or before October 19, 2020, additional shares of common stock equal to the full amount of 75% of the common stock it purchased at the initial closing, or an aggregate of 1,387,500 shares, at a price of $5.00 per share.

Transactions Related to the Merger

Simultaneous with the signing of the Merger Agreement, accredited investors, including certain investors in DropCar, purchased $1.0 million of AYRO Operating’s convertible bridge notes bearing interest at the rate of 5% per annum (the “Bridge Notes”). The Bridge Notes automatically converted into 1,030,584 shares of AYRO Operating Common Stock immediately prior to the consummation of the Merger representing an aggregate of 7.45% of the outstanding common stock of the combined company after giving effect to the Merger. Pursuant to the terms of the Bridge Notes, immediately prior to the closing of the Merger, the five lenders received warrants to purchase 1,030,585 shares of AYRO Operating Common Stock at an exercise price of $1.1159 per share

In addition, immediately prior to the execution and delivery of the Merger Agreement, AYRO Operating entered into agreements with accredited investors, including certain stockholders of DropCar, pursuant to which such investors agreed to purchase, prior to the consummation of the Merger, 2,289,419 shares of AYRO Operating Common Stock (or common stock equivalents or pre-funded warrants) representing an aggregate of 16.55% of the outstanding common stock of the combined company after giving effect to the Merger and warrants to purchase an equivalent number of shares of AYRO Operating Common Stock for an aggregate purchase price of $2.0 million (the “AYRO Private Placement”). Pursuant to the terms of the AYRO Private Placement, immediately prior to the closing of the Merger, the investors received warrants to purchase 972,486 shares of AYRO Operating Common Stock at an exercise price of $1.3599 per share and warrants to purchase 1,316,936 shares of AYRO Operating Common Stock at an exercise price of $0.7423 per share.

As additional consideration to the lead investor in the AYRO Private Placement, AYRO Operating also entered into a stock subscription agreement with the lead investor, pursuant to which, immediately prior to the Merger, AYRO Operating issued pre-funded warrants to purchase an aggregate of 477,190 shares of AYRO Operating Common Stock for the nominal per share purchase price of $0.000367 per share (the “Nominal Stock Subscription”).

On December 19, 2019, AYRO Operating entered into a letter agreement with ALS Investment, LLC (“ALS”), pursuant to which AYRO Operating issued ALS 622,496 shares of AYRO Operating Common Stock, which equaled 4.5% of the outstanding shares of common stock of the combined company giving effect to the Merger. In addition to introducing AYRO Operating and DropCar, ALS will provide, as an independent contractor, consulting services to us relating to financial, capital market and investor relations for twelve months following the closing of the Merger.

In February 2020, AYRO Operating received a $500,000 secured loan from certain DropCar investors, and, in connection therewith, we issued warrants to purchase 100,000 shares of common stock at an exercise price of $0.05 per share upon closing of the Merger. The entire amount of the loan was paid off upon closing of the Merger

In April 2020, AYRO Operating received a $600,000 secured loan from an investor of AYRO Operating, pursuant to which Mark Adams entered into a personal guaranty for up to $300,000 of amounts owing under such secured loan, and, in connection therewith, AYRO Operating agreed to grant 276,665 shares of AYRO Operating Common Stock to each of the investor and Mark Adams each representing two percent (2%) of the aggregate issued and outstanding shares of DropCar immediately post-merger. The entire amount of the loan was paid off upon closing of the Merger.

Factors Affecting Results of Operations

Master Procurement Agreement. In March 2019, AYRO entered into the MPA with Club Car. In partnership with Club Car and its interaction with its substantial dealer network, AYRO has redirected its business development resources towards supporting Club Car’s enterprise and fleet sales function as Club Car proceeds in its new product introduction initiatives.

COVID-19 Pandemic. AYRO’s business, results of operations and financial condition have been adversely impacted by the recent coronavirus outbreak both in China and the United States. This has delayed AYRO’s ability to timely procure raw materials from its supplier in China, which in turn, has delayed shipments to and corresponding revenue from customers. The pandemic and social distancing directives have interfered with AYRO’s ability, or the ability of its employees, workers, contractors, suppliers and other business partners to perform AYRO’s and their respective responsibilities and obligations relative to the conduct of AYRO’s business. The COVID-19 pandemic poses restrictions on AYRO’s employees’ and other service providers’ ability to travel on pre-sales meetings, customers’ abilities to physically meet with AYRO employees and the ability of AYRO’s customers to test drive or purchase AYRO’s vehicles and shutdowns that may be requested or mandated by governmental authorities. AYRO expects the pandemic to adversely impact AYRO’s sales and the demand for AYRO products in 2020.

Components of Results of Operations

Revenue

AYRO derives revenue from the sale of its three-and four-wheeled electric vehicles, rental revenue from vehicle revenue sharing agreements with AYRO’s tourist destination fleet operators, or DFOs, and, to a lesser extent, shipping, parts and service fees. Provided that all other revenue recognition criteria have been met, AYRO typically recognizes revenue upon shipment, as title and risk of loss are transferred to customers and channel partners at that time. Products are typically shipped to dealers or directly to end customers, or in some cases to AYRO’s international distributors. These international distributors assist with import regulations, currency conversions and local language. AYRO’s vehicle product sales revenues vary from period to period based on, among other things, the customer orders received and AYRO’s ability to produce and deliver the ordered products. Customers often specify requested delivery dates that coincide with their need for AYRO’s vehicles.

Because these customers may use AYRO’s products in connection with a variety of projects of different sizes and durations, a customer’s orders for one reporting period generally do not indicate a trend for future orders by that customer. Additionally, order patterns do not necessarily correlate amongst customers. AYRO has observed limited seasonality trends in the sales of its vehicles, depending on the model.

Cost of Goods Sold

Cost of goods sold primarily consists of costs of materials and personnel costs associated with manufacturing operations, and an accrual for post-sale warranty claims. Personnel costs consist of wages and associated taxes and benefits. Cost of goods sold also includes freight and changes to AYRO’s warranty reserves. Allocated overhead costs consist of certain facilities and utility costs. AYRO expects cost of revenue to increase in absolute dollars, as product revenue increases.

Operating Expenses

AYRO’s operating expenses consist of general and administrative, sales and marketing and research and development expenses. Salaries and personnel-related costs, benefits, and stock-based compensation expense are the most significant components of each category of operating expenses. Operating expenses also include allocated overhead costs for facilities and utility costs.

Research and Development Expense

Research and development expense consists primarily of employee compensation and related expenses, prototype expenses, depreciation associated with assets acquired for research and development, amortization of product development costs, product strategic advisory fees, third-party engineering and contractor support costs and allocated overhead. AYRO expects its research and development expenses to increase in absolute dollars as it continues to invest in new and existing products.

Sales and Marketing Expense

Sales and marketing expense consist primarily of employee compensation and related expenses, sales commissions, marketing programs, travel and entertainment expenses and allocated overhead. Marketing programs consist of advertising, tradeshows, events, corporate communications and brand-building activities. AYRO expects sales and marketing expenses to increase in absolute dollars as AYRO expands its sales force, expands its product lines, increases marketing resources, and further develops sales channels.

General and Administrative Expense

General and administrative expense consists primarily of employee compensation and related expenses for administrative functions including finance, legal, human resources and fees for third-party professional services, and allocated overhead. AYRO expects its general and administrative expense to increase in absolute dollars as it continues to invest in growing its business.

Other (Expense) Income

Other (expense) income consists of income received or expenses incurred for activities outside of AYRO’s core business. Other expense consists primarily of interest expense.

Provision for Income Taxes

Provision for income taxes consists of estimated income taxes due to the United States government and to the state tax authorities in jurisdictions in which AYRO conducts business.

Results of Operations

The following set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

Three months ended June 30, 2020 compared to June 30, 2019

	For the three months ended
	June 30,
	2020	2019
Revenue	$285,927	$396,098
Cost of goods sold	205,637	308,742
Gross profit	80,290	87,356
Operating expenses:
Research and development	180,605	283,191
Sales and marketing	239,065	298,440
General and administrative	714,679	1,242,606
Total operating expenses	1,134,349	1,824,237
Loss from operations	(1,054,059)	(1,736,881)
Other (expense) income:
Other income	3	28
Interest expense	(123,576)	(72,796)
Loss on extinguishment of debt	(353,225)	-
Net loss	$(1,530,857)	$(1,809,649)

Weighted-average common shares outstanding	8,291,351	2,793,592

Net loss per common share	$(0.18)	$(0.65)

Revenue

For the three months ended June 30, 2020, total revenue decreased $110,171, or 27.8%, as compared to the same period in 2019. The decrease in revenue was primarily due to the COVID-19 pandemic, which has temporarily closed many of our customers’ facilities.

Cost of goods sold and gross profit

Cost of goods sold decreased by $103,105, or 33.4% for the three months ended June 30, 2020, as compared to the same period in 2019, corresponding with the decrease in revenue.

Gross margin percentage was 28.1% for the three months ended June 30, 2020, as compared to 22.1% for the three months ended June 30, 2019. The increase in gross margin percentage was primarily driven by sales of time-of-order options for our vehicles and specialty product sales, both of which carry higher gross margins.

Research and development expense

Research and development expense decreased by $102,586, or 36.2%, for the three months ended June 30, 2020, as compared to the same period in 2019. Contracting for professional service and design costs decreased by $78,092 for the three months ended June 30, 2020 from the same period in 2019. Stock-based compensation decreased by $28,775 for the three months ended June 30, 2020, as compared to the same period in 2019. Additionally, termination of the royalty-based service fees provided under the Chief Visionary Officer, or CVO, agreement in October 2019 reduced research and development expenses by $18,000.

Sales and marketing expense

Sales and marketing expense decreased by $59,375, or 19.9%, for the three months ended June 30, 2020, as compared to same period in 2019. The decrease was primarily due to a $136,527 reduction in marketing programs and marketing firm support in 2020 versus the same period in 2019. Salaries and wages increased by $75,538 in 2020 versus the same period in 2019 due to the addition of our Chief Marketing Officer and Chief of Business Development and other resources. Stock-based compensation increased by $27,663 for the three months ended June 30, 2020, as compared to the same period in 2019.

General and administrative expenses

General and administrative expense decreased by $527,927, or 42.5%, for the three months ended June 30, 2020, as compared to the same period in 2019. Stock-based compensation expense decreased by $293,225 for the three months ended June 30, 2020, as compared to the same period in 2019 primarily due to a one-time recognition of stock-based compensation expense in the first half of 2019 for options issued to Christian Okonsky and Mark Adams, founding board members. Additionally, we relocated to larger facilities in January 2020, resulting in higher rent and utilities expense for the three months ended June 30, 2020 versus the same period in 2019.

Other income and expense

Interest expense increased $50,780 for the three months ended June 30, 2020, as compared to the same period in 2019, primarily due to the increase in the discount on debt recorded from the equity issuances associated with certain debt instruments issued prior to the Merger. Interest expense in the three months ended June 30, 2020 also includes noncash amortization of warrant discounts issued in conjunction with certain debt offerings. A loss on the extinguishment of debt related to the early redemption of the 2020 $600,000 bridge note was recorded for $353,225.

Six months ended June 30, 2020 compared to June 30, 2019

The following table sets forth AYRO’s results of operations for the six months ended June 30, 2020 and 2019.

	For the six months ended
	June 30,
	2020	2019
Revenue	$432,743	$480,049
Cost of goods sold	318,792	375,510
Gross profit	113,951	104,539
Operating expenses:
Research and development	335,304	482,925
Sales and marketing	558,519	500,627
General and administrative	1,963,730	2,025,800
Total operating expenses	2,857,553	3,009,352
Loss from operations	(2,743,602)	(2,904,813)
Other income and expense:
Other income	20	56
Interest expense	(229,202)	(167,981)
Loss on extinguishment of debt	(353,225)	-
Net loss	$(3,326,009)	$(3,072,738)

Weighted-average common shares outstanding	6,131,712	2,793,592

Net loss per common share	$(0.54)	$(1.10)

Revenue

For the six months ended June 30, 2020, total revenue decreased $47,306, or 9.9% as compared to the same period in 2019. The decrease in revenue was primarily due to the COVID-19 pandemic, which has temporarily closed many of our customers’ facilities.

Cost of goods sold and gross profit

Cost of goods sold decreased by $56,718 for the six months ended June 30, 2020, as compared to the same period in 2019, corresponding with the decrease in revenue.

Gross profit percentage was 26.3% for the six months ended June 30, 2020, as compared to 21.8% for the six months ended June 30, 2019. The increase in gross profit percentage was primarily driven by 2020 sales of time-of-order options for our vehicles and specialty product sales, both of which carry higher gross margins.

Research and development expense

Research and development expense decreased by $147,621, or 30.6%, for the six months ended June 30, 2020, as compared to the same period in 2019. Contracting for professional service and design costs decreased by $76,917 in 2020 for the six months ended June 30, 2020 from the same period in 2019. Stock-based compensation decreased by $44,561 for the six months ended June 30, 2020, as compared to the same period in 2019. Additionally, termination of the royalty-based service fees provided under the Chief Visionary Officer, or CVO, agreement in October 2019 reduced research and development expenses by $36,000.

Sales and marketing expense

Sales and marketing expense increased by $57,892, or 11.6%, for the six months ended June 30, 2020, as compared to same period in 2019. The increase in salaries and wages of $219,621 for the six months ended June 30, 2020 versus the same period in 2019 was due to the addition of our Chief Marketing Officer and Chief of Business Development and other sales resources. Stock-based compensation increased by $60,831 for the six months ended June 30, 2020, as compared to the same period in 2019 These increases were partially offset by a decrease in marketing programs and marketing firm support of $195,653 for the six months ended June 30, 2020 versus the same period in 2019.

General and administrative expenses

General and administrative expense decreased overall by $62,070, or 3.1%, for the six months ended June 30, 2020, as compared to the same period in 2019. Additionally, we relocated to larger facilities in January 2020, resulting in a $89,625 increase in rent and utilities expense for the six months ended June 30, 2020 versus the same period in 2019. This was offset by a decrease in stock-based compensation of $246,823 for the six months ended June 30, 2020, as compared to the same period in 2019 primarily due to a one-time recognition of stock-based compensation expense in the first half of 2019 for options issued to Christian Okonsky and Mark Adams.

Other income and expense

Interest expense increased $61,221 for the six months ended June 30, 2020, as compared to the same period in 2019, primarily due to the increase in the discount on debt recorded from the equity issuances associated with certain debt instruments issued prior to the Merger. Interest expense in 2020 also includes non-cash amortization of warrant discounts issued in conjunction with certain debt offerings. A loss on the extinguishment of debt related to the early redemption of the 2020 $600,000 bridge note was recorded for $353,225.

Non-GAAP Financial Measure

AYRO presents Adjusted EBITDA because AYRO considers it to be an important supplemental measure of AYRO’s operating performance, and AYRO believes it may be used by certain investors as a measure of AYRO’s operating performance. Adjusted EBITDA is defined as income (loss) from operations before interest income and expense, income taxes, depreciation, amortization of intangible assets, amortization of discount on debt, impairment of long-lived assets, acquisition and financing costs, stock-based compensation expense and certain non-recurring expenses.

Adjusted EBITDA is not a measurement of financial performance under generally accepted accounting principles in the United States, or GAAP. Because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact AYRO’s non-cash operating expenses, AYRO believes that providing a non-GAAP financial measure that excludes non-cash and non-recurring expenses allows for meaningful comparisons between AYRO’s core business operating results and those of other companies, as well as providing AYRO with an important tool for financial and operational decision making and for evaluating AYRO’s own core business operating results over different periods of time.

AYRO’s Adjusted EBITDA measure may not provide information that is directly comparable to that provided by other companies in AYRO’s industry, as other companies in AYRO’s industry may calculate non-GAAP financial results differently, particularly related to non-recurring, unusual items. AYRO’s Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered as an alternative to operating income or as an indication of operating performance or any other measure of performance derived in accordance with GAAP. AYRO does not consider Adjusted EBITDA to be a substitute for, or superior to, the information provided by GAAP financial results.

Below is a reconciliation of Adjusted EBITDA to net loss for the three months ended June 30, 2020 and 2019.

	For the three months ended
	June 30,
	2020	2019
Net Loss	$(1,530,857)	$(1,809,649)
Depreciation and Amortization	114,189	151,012
Stock-based compensation expense	150,948	476,214
Amortization of Discount on Debt	105,995	17,294
Interest expense	123,576	55,502
Loss on extinguishment of debt	353,225	-
Adjusted EBITDA	$(682,924)	$(1,109,627)

Below is a reconciliation of Adjusted EBITDA to net loss for the six months ended June 30, 2020 and 2019.

	For the six months ended
	June 30,
	2020	2019
Net Loss	$(3,326,009)	$(3,072,738)
Depreciation and Amortization	228,464	259,279
Stock-based compensation expense	307,408	607,658
Amortization of Discount on Debt	169,739	27,883
Interest expense	229,202	140,098
Loss on extinguishment of debt	353,225	-
Adjusted EBITDA	$(2,037,971)	$(2,037,820)

Liquidity and Capital Resources

As of June 30, 2020, AYRO had approximately $7,918,000 in cash and working capital of approximately $7,906,000. As of December 31, 2019, AYRO had approximately $642,000 in cash and cash equivalents and working capital deficit of approximately $(395,000). The increase in working capital was primarily a result of our capital raising activities during the quarter.

AYRO’s sources of cash since AYRO’s inception have been predominantly from the sale of equity and debt.

In October 2019, AYRO raised $500,000 in a 120-day short-term loan from Mark Adams. This loan has a 14% interest rate per annum, payable quarterly and an equity incentive of 143,795 shares of AYRO Operating common stock. In December 2019, this loan term was extended to April 30, 2021 in exchange for the issuance of 136,340 shares of AYRO Operating common stock.

On June 17, 2020, AYRO entered into a Securities Purchase Agreement with certain institutional and accredited investors, pursuant to which AYRO agreed to issue and sell in a registered direct offering an aggregate of 2,200,000 shares of common stock of AYRO, par value $0.0001 per share, at an offering price of $2.50 per share, for gross proceeds of approximately $5.5 million before the deduction of fees and offering expenses.

On July 6 2020, AYRO entered into a Securities Purchase Agreement with certain institutional and accredited investors, pursuant to which AYRO agreed to issue and sell in a registered direct offering an aggregate of 3,157,895 shares of our common stock, par value $0.0001 per share, at an offering price of $4.75 per share, for gross proceeds of approximately $15.0 million before the deduction of fees and offering expenses.

On July 23 2020, AYRO entered into a Securities Purchase Agreement with certain institutional and accredited investors, pursuant to which AYRO agreed to issue and sell in a registered direct offering an aggregate of 1,850,000 shares of our common stock, par value $0.0001 per share, at an offering price of $5.00 per share, for gross proceeds of approximately $9.25 million before the deduction of fees and offering expenses. Each purchaser also has the right to purchase, on or before October 19, 2020, additional shares of common stock equal to the full amount of 75% of the common stock it purchased a the initial closing, or an aggregate of 1,387,500 shares, at price of $5.00 per share.

Between May 28, 2020 (the Merger closing) and July 31, 2020, holders of warrants have converted warrants to purchase 4,407,842 shares of AYRO’s common stock for aggregate gross proceeds to AYRO of approximately $3,232,383.

AYRO’s business is capital intensive, and future capital requirements will depend on many factors including AYRO’s growth rate, the timing and extent of spending to support development efforts, the expansion of AYRO’s sales and marketing teams, the timing of new product introductions and the continuing market acceptance of AYRO’s products and services. The Company is subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, competition from larger companies, other technology companies and other technologies. Based on the foregoing and approximately an additional $24,800,000 raised subsequent to June 30, 2020, management believes that the existing cash at June 30, 2020 will be sufficient to fund operations for at least the next twelve months following the date of this report.

Summary of Cash Flows

The following table summarizes AYRO’s cash flows for the six months ended June 30, 2020 and 2019.

	For the six months ended
	June 30,
	2020	2019
Cash Flows:
Net cash used in operating activities	$(2,717,923)	$(2,660,309)
Net cash provided by (used in) investing activities	$2,808,292	$(294,085)
Net cash provided by financing activities	$7,185,929	$3,144,310

Operating Activities

During the six months ended June 30, 2020, AYRO used $2,717,923 in cash from operating activities, an increase in use of $57,614 when compared to the cash used in operating activities of $2,660,309 during the same period in 2019. The increase in cash used by operating activities was primarily a result of payments of accrued expenses, purchases of inventory and an increase in our operating loss as we continue to build our core business. This was offset by a reduction in cash used from the Company’s payments of outstanding accounts payable to Cenntro in March 2019 that did not occur in 2020.

AYRO’s ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of AYRO’s accounts receivable, inventory turns and AYRO’s ability to manage other areas of working capital.

Investing Activities

During the six months ended June 30, 2020, AYRO used cash of $252,448 in investing activities as compared to $294,085 used during the same period in 2019, a reduction of $41,637. The net decrease was primarily due to reduction of capital expense used in developing our rental fleet in the first half of 2019 that was not repeated in 2020. Also, the Company received proceeds of $3,060,740 in connection with the Merger.

Financing Activities

During the six months ended June 30, 2020, AYRO generated $500,000 of debt financing from certain DropCar investors, $600,000 of debt financing from a private investor, both of which notes were repaid upon closing of the Merger. Additionally, in May 2020, we received $218,000 in a Paycheck Protection Program loan (“PPP Loan”) from our bank. The debt proceeds were netted with $1,103,401 of loan repayments and $6,455,992 in generation of proceeds from the issuance of common stock, net of fees and expenses, as compared to the cash generated of $2,747,437 during the same period in 2019. During the six months ended June 30, 2019, $2,747,437 was generated through the sale of AYRO’s Preferred Stock. Additionally, $800,000 in proceeds were received from the sale of promissory notes convertible into AYRO’s Series Seed 2 Preferred Stock and a short-term loan of $50,000 was received and repaid in the first quarter of 2019, netted with $3,127 of repayment of loan principal.

Contractual Obligations and Commitments

AYRO has made certain indemnities, under which it may be required to make payments to an indemnified party, in relation to certain transactions. AYRO indemnifies its directors and officers, to the maximum extent permitted under the laws of the State of Delaware. In connection with AYRO’s facility leases, AYRO has indemnified its lessors for certain claims arising from the use of the facilities. The duration of the indemnities varies and, in many cases, is indefinite. These indemnities do not provide for any limitation of the maximum potential future payments AYRO could be obligated to make. Historically, AYRO has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities.

Off-Balance Sheet Arrangements

Other than business and certain indemnification provisions, AYRO does not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. Other than AYRO Operating Company, Inc. and DropCar Operating Company, Inc., AYRO does not have any subsidiaries to include or otherwise consolidate into the financial statements. Additionally, AYRO does not have interests in, nor relationships with, any special purpose entities.

Related Party Transactions

In October 2019, the Company received $500,000 and issued a term loan from a founding board member. Furthermore, the Company granted 143,975 shares of common stock as and in December, 2019, the Company granted an additional 136,340 shares of common stock (after giving effect to the Exchange Ratio, Reverse Stock Split and Stock Dividend) to as consideration for extending the term date of the loan to April 30, 2021.

On March 1, 2017, the Company entered into a royalty-based agreement with Sustainability Initiatives, LLC (“SI”) an entity that is controlled by Mark Adams, a board member, and Christian Okonsky, a former director of AYRO Operating in the effort to accelerate the Company’s operations. Royalties accrued were included as a component of research and development expense in the accompanying condensed consolidated statements of operations. In return for acceleration assistance and for serving the Chief Visionary Officer role, the agreement provided for a monthly retainer of $6,000 per month. On a quarterly basis, the Company remits a royalty of a percentage (see table below) of company revenues less the retainer amounts.

Revenues	Royalty Percentage
$0 - $25,000,000	3.0%
$25,000,000 - $50,000,000	2.0%
$50,000,000 - $100,000,000	1.0%
Over $100,000,001	0.5%

Effective January 1, 2019, the Company agreed to an amendment with SI to reduce the royalty percentage to 0.5%. In relation to this amendment, the Company granted the SI members an additional 381,752 stock options to vest over a six-month vesting term. On October 15, 2019, the Company and the SI members agreed to terminate the agreement in full in exchange for 231,778 shares of the Company’s common stock. Stock-based compensation of $908,650 was recorded on the transaction in October 2019.

On December 9, 2019, the Company and the SI members agreed to cancel the outstanding options to purchase 477,190 shares of the Company’s common stock in exchange for 434,529 shares of the Company’s common stock. Stock-based compensation of $1,496,343 was recorded for the transaction in December 2019.

On April 1, 2017, the Company entered into a fee-for-service agreement with SI. In return for accounting, marketing, graphics and other services, the Company pays fixed, market-standard hourly rates under the shared services agreement as services are rendered. As of June 30, 2020 and December 31, 2019, the Company had a balance outstanding to SI for $12,150 for both periods included in accounts payable. Total expenses paid or payable to SI were $0 and $36,000 for the six months ended June 30, 2020 and 2019, respectively. Total expenses paid or payable to SI were $0 and $18,000 for the three months ended June 30, 2020 and 2019, respectively.

In January 2019, the Company entered into a fee-for-service consulting agreement with Sustainability Consultants, LLC, (“SCLLC”) an entity that is controlled by Mark Adams, Will Steakley and John Constantine, who are principal stockholders of AYRO. In exchange for consulting services provided, the Company paid $189,238 in consulting fees to the firm during the six months ended June 30, 2019. Additionally, the Company granted warrants to purchase 177,924 shares of the Company’s common stock . The warrants have an exercise price of $7.33 per share with a five-year life. Stock-based compensation consulting expense of $260,733 was recorded in the general and administrative expenses on the statement of operations in the fourth quarter of 2019 in conjunction with the warrant grant – see Note 9 - Stock Based Compensation, of the Notes Unaudited Condensed Consolidated Financial Statements. The Company also granted 67,488 shares of the Company’s common stock and recorded stock-based compensation of $232,403 in the general and administrative expenses on the statement of operations for the fourth quarter of 2019 related to the common stock transaction.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements and related disclosures in conformity with GAAP, and our discussion and analysis of its financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 2 – Summary of Significant Accounting Policies, of the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q describes the significant accounting policies and methods used in the preparation of our unaudited condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation.

Nature of goods and services

The following is a description of the Company’s products and services from which the Company generates revenue, as well as the nature, timing of satisfaction of performance obligations, and significant payment terms for each:

Product revenue

Product revenue from customer contracts is recognized on the sale of each electric vehicle as vehicles are shipped to customers. The majority of the Company’s vehicle sales orders generally have only one performance obligation: sale of complete vehicles. Ownership and risk of loss transfers to the customer based on FOB shipping point and freight charges are the responsibility of the customer. Revenue is typically recognized at the point control transfers or in accordance with payment terms customary to the business. The Company provides product warranties to assure that the product assembly complies with agreed upon specifications. The Company’s product warranty is identical to the product warranties provided by the Company’s suppliers, therefore minimizing the warranty liability to the standard labor rates associated with the defective part replacement. Customers do not have the option to purchase a warranty separately; as such, warranty is not accounted for as a separate performance obligation.

Shipping revenue

Amounts billed to customers related to shipping and handling are classified as shipping revenue. The Company has elected to recognize the cost for freight and shipping when control over vehicles has transferred to the customer as an operating expense. The Company’s policy is to exclude taxes collected from a customer from the transaction price of automotive contracts.

Subscription revenue

Subscription revenue from revenue sharing with Destination Fleet Operators (“DFO’s”) and other vehicle rental agreements is recorded in the month the vehicles in the Company’s fleet is rented. The Company established its rental fleet in late March 2019. For the rental fleet, the Company retains title and ownership to the vehicles and places them in DFO’s in resort communities that typically rent golf cars for use in those communities.

Services and other revenue

Services and other revenue consist of non-warranty after-sales vehicle services. Revenue is typically recognized at a point in time when services and replacement parts are provided.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”). Under the fair value recognition provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as compensation expense on a straight-line basis over the requisite service period, based on the terms of the awards. The Company calculates the fair value of option grants utilizing the Black-Scholes pricing model and estimates the fair value of the stock based upon the estimated fair value of the common stock.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the guidance in ASC 718 to include share-based payments for goods and services to non-employees and generally aligns it with the guidance for share-based payments to employees. In accordance with ASU 2018-07, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the underlying equity instrument. The fair value of the equity instrument is charged directly to compensation expense and additional-paid-in capital over the period during which services are rendered.

Basic and Diluted Loss per Share

Basic and diluted net loss per share is determined by dividing net loss by the weighted average ordinary shares outstanding during the period. For all periods presented with a net loss, the shares underlying the ordinary share options and warrants have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per share are the same for periods with a net loss. “Penny warrants” were included from calculation of outstanding shares for purposes of basic earnings per share.

Use of Accounting Estimates

The preparation of the unaudited condensed consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company’s most significant estimates include allowance for doubtful accounts, valuation of inventory reserve, valuation of deferred tax asset allowance, and the measurement of stock-based compensation expenses. Actual results could differ from these estimates.

Fair Value Measurements

The Company applies Accounting Standards Codification (“ASC”) 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The carrying amounts of financial instruments reported in the accompanying unaudited condensed consolidated financial statements for current assets and current liabilities approximate the fair value because of the immediate or short-term maturities of the financial instruments.

The valuation hierarchy is composed of three levels. The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The levels within the valuation hierarchy are described below:

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

As of June 30, 2020, and December 31, 2019, the Company did not have any level 2 or level 3 instruments.

Inventory

Inventory consists of purchased chassis, cabs, batteries, truck beds and component parts which includes cost of raw materials, freight, direct labor and related production overhead and are stated at the lower of cost or net realizable value, as determined using a first-in, first-out method. Management compares the cost of inventory with the net realizable value and if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost. On an ongoing basis, inventory is reviewed for potential write-down for estimated obsolescence or unmarketable inventory based upon forecasts for future demand and market conditions.

Long-Lived Assets, Including Definite-Lived Intangible Assets

Intangible assets are stated at cost less accumulated amortization. Amortization is generally recorded on a straight-line basis over estimated useful life of 5-10 years. The Company periodically reviews the estimated useful lives of intangible assets and makes adjustments when events indicate that a shorter life is appropriate.

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets.

Factors that the Company considers in deciding when to perform an impairment review include significant changes in the Company’s forecasted projections for the asset or asset group for reasons including, but not limited to, significant under-performance of a product in relation to expectations, significant changes, or planned changes in the Company’s use of the assets, significant negative industry or economic trends, and new or competing products that enter the marketplace. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset with the related impairment charge recognized within the statements of operations. No impairment losses were identified or recorded in the three and six months ended June 30, 2020 and 2019 on the Company’s long lives assets.

Income Taxes

The Company accounts for income tax using an asset and liability approach, which allows for the recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The accounting for deferred income tax calculation represents the management’s best estimate on the most likely future tax consequences of events that have been recognized in our financial statements or tax returns and related future anticipation. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain. As of June 30, 2020, and December 31, 2019, there were no accruals for uncertain tax positions.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 - Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments. Codification Improvements to Topic 326, Financial Instruments – Credit Losses, have been released in November 2018 (2018-19), November 2019 (2019-10 and 2019-11) and a January 2020 Update (2020-02) that provided additional guidance on this Topic. This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For SEC filers meeting certain criteria, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For SEC filers that meet the criteria of a smaller reporting company (including this Company) and for non-SEC registrant public companies and other organizations, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently in the process of its analysis of the impact of this guidance on its financial statements and does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company adopted the new standard on January 1, 2020, and the adoption did not have a material impact on its condensed consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11—Earnings Per Share (Topic 260), Distinguishing Liabilities From Equity (Topic 480), and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 eliminates the requirement that a down round feature precludes equity classification when assessing whether an instrument is indexed to an entity’s own stock. A freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The Company adopted the new standard on January 1, 2020, and the adoption did not have a material impact on its unaudited condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective. As a result of the Merger transaction, the Company is in the process of assessing and improving its internal control processes and expanding its financial operations and reporting infrastructure.

Changes in Internal Controls over Financial Reporting

Following the completion of the Merger, our management is still in the process of evaluating any related changes to our internal control over financial reporting as a result of this integration. Except for any changes relating to this integration, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than the proceedings identified in Note 13 of the Notes to the Financial Statements in this Form 10-Q, There have been no material changes to the legal proceedings disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 1A. RISK FACTORS

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our 2019 10-K, as filed with the SEC on March 30, 2020, and as amended on April 10, 2020. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Form 10-Q. The following information should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

Risks Related to Our Business

We have a history of losses and have never been profitable. We expect to incur additional losses in the future and may never be profitable.

We have never been profitable or generated positive cash flow from our operations. We have incurred a net loss in each year since our inception in 2016 and have generated limited revenues since inception, principally as a result of our investments in building infrastructure in support of our manufacturing and business operations and plans for growth. We experienced net losses of approximately $3.3 million in the six months ended June 30, 2020, $8.7 million in 2019 and $4.2 million in 2018 and $1.1 million in 2017. As of June 30, 2020, we had an accumulated deficit of approximately $17.3 million. We may incur significant additional losses as we continue to focus our resources on scaling up our operations for growth and incur significant future expenditures for research and development, sales and marketing, and general and administrative expenses, capital expenses and working capital fluctuations.

Our ability to generate revenue and achieve profitability depends mainly upon our ability, alone or with others, to successfully market our products to meet the market demand and maintain compliance with the rules, regulations and laws of federal, state, local and international governmental bodies. We may be unable to achieve any or all of these goals with regard to our products. Our future vehicle roadmap requires significant investment prior to commercial introduction, but these vehicles may never be successfully designed, engineered, manufactured or sold. Moreover, scaling up of our operations, launching additional products and expanding our sales territories will require significant additional investment. We will continue to incur losses until such time that our vehicle sales volume supports our underlying overhead costs. As a result, we may never be profitable or achieve significant and/or sustained revenues. Even if we are successful in generating revenue and increasing our customer base, we may not become profitable in the future or may be unable to maintain any profitability achieved if we fail to increase our revenue and manage our operating expenses or if we incur unanticipated liabilities.

The market for our products is developing and may not develop as expected.

The market for our electric vehicles is developing and may not develop as expected by us. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving multi-level government regulations and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors. The electric vehicle market is in its early stage where many standards and best practices have not been established or are constantly evolving, and it may take many years for the market to fully mature.

We believe our future success will depend in large part on our ability to quickly and efficiently adapt to both the market demand for products and features, as well as adapt to newly-created statutory laws at federal, state, local and international levels. Due to the nature of the electronic vehicle market still in development, it is difficult to predict the demands for our electric vehicles and ancillary services and products, as well as the size and growth rate for this market, the entry of competitive products, or the success of existing competitive products. If a meaningful market for our vehicles does not develop, we will not be successful.

Our business, results of operations and financial condition may be materially adversely impacted by public health epidemics, including the recent coronavirus outbreak.

Our business, results of operations and financial condition may be materially adversely impacted if a public health epidemic, including the recent coronavirus outbreak, interferes with our ability, or the ability of our employees, workers, contractors, suppliers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business. A public health epidemic, including the coronavirus, poses the risk of disruptions from the temporary closure of third-party suppliers and manufacturers, restrictions on our employees’ and other service providers’ ability to travel, the decreased willingness or ability of our customers to test drive or purchase our vehicles and shutdowns that may be requested or mandated by governmental authorities. Our business, results of operations and financial condition have been adversely impacted by the recent coronavirus outbreak both in China and the United States. This has delayed our ability to timely procure raw materials from our supplier in China, which, in turn, has delayed shipments to and corresponding revenue from customers. The pandemic and social distancing directives have interfered with our ability, or the ability of our employees, workers, contractors, suppliers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business. The COVID-19 pandemic epidemic poses restrictions on our employees’ and other service providers’ ability to travel on pre-sales meetings, customers’ abilities to physically meet with our employees and the ability of our customers to test drive or purchase our vehicles and shutdowns that may be requested or mandated by governmental authorities. The extent to which the coronavirus may continue to impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

Our limited operating history makes evaluating our business and prospects difficult and may increase the risk of any investment in our securities.

Our limited operating history makes evaluating our business and prospects difficult and may increase the risk of your investment. Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future, which makes it difficult to predict our future operating results. For example, in 2017, we received $4,065,000 in revenue from a one-time sale of automotive parts from our China-based supplier to one of its customers in New Jersey. Our recurring revenue from revenue-sharing arrangements is seasonal, as the majority is derived from beach-front resorts. In case of hurricanes or tropical storms, this revenue stream is at risk. Any substantial adjustment to overhead expenses to account for lower levels of sales is difficult and takes time, thus we may not be able to reduce our costs sufficiently to compensate for a shortfall in net sales, and even a small shortfall in net sales could disproportionately and adversely affect our operating margin and operating results for a given period.

Our operating results may also fluctuate due to a variety of other factors, many of which are outside our control, including the changing and volatile local, national, and international economic environments. Besides the other risks in this “Risk Factors” section, factors that may affect our operations include:

●	fluctuations in demand for our products;

●	the inherent complexity, length, and associated unpredictability of product development windows and product lifecycles;

●	changes in customers’ budgets for technology purchases and delays in their purchasing cycles;

●	changing market conditions;

●	any significant changes in the competitive dynamics of our markets, including new entrants or further consolidation;

●	our ability to continue to broaden our customer and dealer base beyond our traditional customers and dealers;

●	our ability to broaden our geographical markets;

●	the timing of product releases or upgrades by us or our competitors; and

●	our ability to develop, introduce, and ship in a timely manner new products and product enhancements and anticipate future market demands that meet customers’ requirements.

Each of these factors individually, or the cumulative effect of two or more of these factors, could result in large fluctuations in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and our operating results for any given period may fall below expectations or our guidance. You should not rely on our past results as an indication of future performance.

If we are unable to effectively implement or manage our growth strategy, our operating results and financial condition could be materially and adversely affected.

Our ability to generate and grow revenue will depend, in part, on our ability to execute our business plan, expand our business model and develop new products in a timely manner. As part of our growth strategy, we may modify our distribution channels and engage in strategic transactions with third parties to access additional sales and distribution channels and accelerate product adoption for particular vertical markets, open new manufacturing, research or engineering facilities or expand our existing facilities. We also plan to add additional product lines and expand our businesses into new geographical markets. There is a range of risks inherent in such a strategy that could adversely affect our ability to successfully achieve these objectives, including, but not limited to, the following:

●	the potential failure to successfully operate our dealer-distribution channels;

●	an inability to attract and retain customers, employees, suppliers and/or marketing partners;

●	the uncertainty that we may not be able to generate, anticipate or meet consumer demand;

●	the potential disruption of our business;

●	the increased scope and complexity of our operations could require significant attention from management and impose constraints on our operations or other projects;

●	inconsistencies between our standards, procedures and policies and those of new points of sale or dealerships and costs or inefficiencies associated with the integration of our operational and administrative systems, if necessary;

●	unforeseen expenses, delays or conditions, including the potential for increased regulatory compliance or other third-party approvals or consents, or provisions in contracts with third parties that could limit our flexibility to take certain actions;

●	the costs of compliance with local laws and regulations and the implementation of compliance processes, as well as the assumption of unexpected labilities, litigation, penalties or other enforcement actions;

●	the uncertainty that new product lines or ancillary services will generate anticipated sales;

●	the uncertainty that the expanded operations will achieve anticipated operating results;

●	the difficulty of managing the operations of a larger company; and

●	the difficulty of competing for growth opportunities with companies that have greater financial resources than us.

Any one of these factors could impair our growth strategy, result in delays, increased costs or decreases in the amount of expected revenues derived from our growth strategy and could adversely impact our prospects, business, financial condition or results of operations.

A significant portion of our revenues are derived from a single customer. If we were to lose this customer, our sales could decrease significantly.

In March of 2019, we entered into a five-year Master Procurement Agreement (the “MPA”) with Club Car, which grants Club Car the exclusive right to sell the AYRO 411 Fleet in North America, provided that Club Car orders at least 500 AYRO vehicles per year. For the year ended December 31, 2019, revenues from Club Car constituted approximately 75% of our revenues. For the year 2020, revenue projected to be generated from Club Car pursuant to the MPA is expected to be a majority of our revenue. We are therefore highly dependent on a single customer to generate a material percentage of our annual revenues, and the lack of adoption, failure to achieve reasonable “sell through” rates by the customer’s dealers, unfavorable dealer/customer experience or discontinuation or modification of terms may materially and adversely affect our sales and results of operations. Any loss of, or a significant reduction in purchases by, Club Car that constitutes a significant portion of our sales could have an adverse effect on our financial condition and operating results.

Our future growth depends on customers’ willingness to adopt electric vehicles.

If there is lower market demand for our electric vehicles than we expect in the target markets, which include universities, food delivery services, last mile delivery service, municipalities and on-road and personal transportation, our business, prospects, financial condition and operating results will be negatively impacted. Potential customers may be reluctant to adopt electric vehicles as an alternative to traditional internal combustion engine vehicles or other electric vehicles due to various factors, which include but are not limited to:

●	perceptions or negative publicity about electric vehicle quality, dependability, safety, stability of lithium-ion battery packs, utility, performance and cost regarding our vehicles or electric vehicles sold by other manufacturers, especially if accidents or certain events create a negative public perception;

●	the limited range of the vehicle on a single battery charge cycle;

●	the impact of driving habits and terrain on the battery life, especially the differences with internal combustion engines;

●	the deterioration rate of the battery packs that are impacted by many external factors, including, but not limited to, overall life, environmental conditions, dormant time, and number of lifetime charge cycles and these factors’ impacts on the batteries’ ability to maintain an adequate charge;

●	local, regional, national and international investment in charging infrastructure, standardization of electric vehicle charging systems and cost of charging that may impact adaptability for the overall electric vehicle market;

●	the access to knowledgeable service locations to support our electric vehicles;

●	the price of alternative fuel sources, such as gasoline as an alternative to the cost of charging electricity;

●	the availability of governmental incentive and tax deductions and credits offered to consumers for purchasing and using electric vehicles.

Any of the above factors may hinder widespread adoption of electric vehicles and influence prospective customers and dealers to decide not to purchase our electric vehicles. Such issues would have an adverse material effect on our financial statements of operations, financial conditions, ability to develop strategic partnerships and ability to raise additional funding.

We may experience lower-than-anticipated market acceptance of our current models and the vehicles in development.

Our projected growth depends upon the end-consumers’ mass adoption of our purpose-built electric vehicles. Although we have conducted some market research regarding our electric vehicles we currently sell or are developing, many factors both within and outside our control affect the success of our vehicles in the marketplace. At this time, it is difficult to measure consumers’ willingness to adopt purpose-built electric vehicles, particularly two-passenger electric vehicles. Offering fuel-efficient vehicles that consumers want and value can mitigate the risks of increasing price competition and declining demand, but vehicles that are perceived to be less desirable (whether in terms of price, quality, styling, safety, overall value, or other attributes) can exacerbate these risks. For example, if a new vehicle encountered quality issues at the time of launch, the vehicle’s perceived quality could be affected even after the issues had been corrected, resulting in lower than anticipated sales volumes, market share, and profitability. Moreover, if a new vehicle is not accepted by consumers based on size, styling, or other attributes, we would experience lower than anticipated sales volumes, market share, and profitability. If our vehicles are not adopted or there is a reduction in demand for our products caused by a lack of customer acceptance, a slowdown in demand for electronic transportation solutions, battery safety concerns, technological challenges, battery life issues, competing technologies and products, decreases in discretionary spending, weakening economic conditions, or otherwise, the reduction in demand could result in reduced customer orders, early order cancellations, the loss of customers, or decreased sales, any of which would adversely affect our business, operating results, and financial condition.

If we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed and our reputation may be damaged.

We have been expanding our operations significantly since our inception and anticipate that further significant expansion will be required to achieve our business objectives. The growth and expansion of our business and product offerings places a continuous and significant strain on our management, operational and financial resources. Any such future growth would also add complexity to and require effective coordination throughout our organization. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

●	establishing sufficient sales, service and service facilities in a timely manner;

●	forecasting production and revenue;

●	training new personnel;

●	controlling expenses and investments in anticipation of expanded operations;

●	establishing or expanding design, manufacturing, sales and service facilities;

●	implementing and enhancing administrative infrastructure, systems and processes;

●	addressing new markets; and

●	expanding operations and finding and hiring a significant number of additional personnel, including manufacturing personnel, design personnel, engineers and service technicians.

In this regard, we will be required to continue to improve our operational, financial and management controls and our reporting procedures, and we may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner, which could result in additional operating inefficiencies and could cause our costs to increase more than planned. If we do increase our operating expenses in anticipation of the growth of our business and this growth does not meet our expectations, our operating results and gross margin will be negatively impacted. If we are unable to manage future expansion, our ability to provide high quality products could be harmed, damage our reputation and brand and may have a material adverse effect on our business, operating results and financial condition.

Developments in alternative technologies or improvements in the internal combustion engine may have a materially adverse effect on the demand for our electric vehicles.

Significant developments related to ethanol or compressed natural gas, or improvements in the fuel economy of the internal combustion engine or hybrids, may materially and adversely affect our business and prospects in ways we do not currently anticipate. For example, types of fuel that are abundant and relatively inexpensive in North America, such as compressed natural gas, may emerge as consumers’ preferred alternative to petroleum-based propulsion. If alternative energy engines or low gasoline prices make existing four-wheeled vehicles with greater passenger and cargo capacities less expensive to operate, we may not be able to compete with manufacturers of such vehicles. Furthermore, given the rapidly changing nature of the electric vehicle market, there can be no assurance that our vehicles and technology will not be rendered obsolete by alternative or competing technologies. Any material change in the existing technologies may cause delays in our development and introduction of new or upgraded vehicles, which could result in the loss of competitiveness of our vehicles, decreased revenue and a loss of market share to competitors.

The markets in which we operate are highly competitive, and we may not be successful in competing in these industries. We currently face competition from new and established domestic and international competitors and expect to face competition from others in the future, including competition from companies with new technology.

We face significant competition, and there is no assurance that our vehicles will be successful in the respective markets in which they compete. The worldwide vehicle market, particularly for alternative fuel vehicles, is highly competitive today and we expect it will become even more so in the future. Established automobile manufacturers such as General Motors, Ford, Nissan and Toyota, as well as other newer companies such as Arcimoto and Electrameccanica, have entered or are reported to have plans to enter the alternative fuel vehicle market, including hybrid, plug-in hybrid and fully electric vehicles. In some cases, such competitors have announced an intention to now or at some point in the future produce electric vehicles exclusively. Many of our existing or potential competitors have substantially greater financial, technical and human resources than us, and significantly greater experience in manufacturing, designing and selling electric vehicles, as well as in clearing regulatory requirements of those vehicles in the United States and in foreign countries. Many of our current and potential future competitors also have significantly more experience designing, building and selling electric vehicles at commercial, or fleet, scale. Large automobile or equipment manufacturers with greater purchasing power allow them to acquire raw materials at a much lower cost. Additionally, the large traditional manufacturer has more ready access to efficient design, testing and service facilities. We do not have the company history, facilities or capital to properly compete with large traditional manufacturers should they decide to enter our market. Mergers and acquisitions in the electric vehicle market could result in even more resources being concentrated among a smaller number of our competitors. Increased competition could result in lower vehicle unit sales, price reductions, revenue shortfalls, loss of customers and loss of market share, which could harm our business, prospects, financial condition and operating results. Additionally, industry overcapacity has resulted in many manufacturers offering marketing incentives on vehicles in an attempt to maintain and grow market share; these incentives historically have included a combination of subsidized financing or leasing programs, price rebates, and other incentives. As a result, we are not necessarily able to set our prices to offset higher costs. Continuation of or increased excess capacity could have a substantial adverse effect on our financial condition and results of operations.

New entrants seeking to gain market share by introducing new technology, attractive feature sets, new products and development of longer-life power packs may make it more difficult for us to sell our vehicles and earn design wins which could create increased pricing pressure, reduced profit margins, increased sales and marketing expenses, or the loss of market share or expected market share, any of which may significantly harm our business, operating results and financial condition.

Our future success depends on our ability to identify additional market opportunities and develop and successfully introduce new and enhanced products that address such markets and meet the needs of customers in such markets.

We may not be able to successfully develop new electric vehicles, address new market segments or develop a broader customer base. We currently sell one three-wheeled two-passenger vehicle and one four-wheeled truck, from which all of our revenues and derived. Our future success will be dependent on our ability to address additional markets, anticipate our existing and prospective customers’ needs and develop new vehicle models that meet those needs. In particular, we are currently developing a new series of automotive-grade autocycles, engineered and optimized to meet targeted use cases such as last mile and urban delivery and are also working on Club Car’s next generation, electric light duty trucks and developing a new purpose-built vehicle with Club Car. We will have to incorporate the latest technological improvements and enhancements into our future vehicles to be able to compete in the rapidly evolving electric vehicle industry and the target markets. There can be no assurance that we will be able to design future models of vehicles, or develop future services, that will meet the expectations of our customers or address market demands, or that our future models will achieve market acceptance or become commercially viable.

In order to introduce new products and product enhancements, we will have to coordinate with our suppliers and other third parties to design a new model or an enhanced version of an existing model that offer features desired by our customers and a level of performance and functionality or cost-effectiveness superior to the vehicles offered by our competitors. If we fail to coordinate these efforts and achieve market introduction and acceptance of new or upgraded vehicles models that address the needs of our customers in a timely manner, our operating results will be materially and adversely affected, and our business and prospects will be harmed.

Furthermore, we will need to address additional markets and expand our customer demographic to further grow our business. Our failure to address additional market opportunities could materially harm our business, financial condition, operating results and prospects.

If we fail to include key feature sets relative to the target markets for our electric vehicles, our business will be harmed.

Achieving design wins to support the needs of our target markets is an important success factor for our business. In order to achieve design wins, we must:

●	anticipate the features and functionality that OEMs, customers and consumers will demand;

●	successfully incorporate those features and functionalities into products that meet the exacting design requirements of our customers; and

●	price our products competitively.

Failure to maintain our expertise and inability to deliver custom, specific design systems could harm our business.

Unanticipated changes in industry standards could render our vehicles incompatible with such standards and adversely affect our business.

The emergence of new industry standards and technical requirements could render our vehicles incompatible with vehicles developed by competitors or make it difficult for our products to meet the requirements of our end-customers. Moreover, the introduction of new industry standards, or changes to existing industry standards, could cause us to incur substantial development costs to adapt to these new or changed standards, particularly if we were to achieve, or be perceived as likely to achieve, greater penetration in the marketplace. If our vehicles are not in compliance with prevailing industry standards and technical requirements for a significant period of time, we could miss opportunities to achieve crucial design wins, our revenue may decline and we may incur significant expenses to redesign our vehicles to meet the relevant standards, which could adversely affect our business, results of operations and prospects.

We rely on and intend to continue to rely on a single third-party supplier and manufacturer located in the Peoples Republic of China for the sub-assemblies in semi-knocked-down for all of our vehicles. Any disruption in the operations of this third-party supplier could adversely affect our business and results of operations.

As part of our strategy to minimize our capital expenditures on manufacturing infrastructure, we currently rely on Cenntro for the sub-assemblies for both the AYRO 311 and AYRO 411 vehicles. Cenntro also owns the design of the AYRO 411 model and has granted us an exclusive license to purchase the 411 vehicles for sale in North America. Our dependence on a single supplier and manufacturer, and the challenges we may face in obtaining adequate supplies and vehicle kits required to assemble our vehicles, involve several risks, including limited control over pricing, availability, quality and delivery schedules.

We cannot be certain that Cenntro will continue to provide us with the quantities of the sub-assembles that we require or satisfy our anticipated specifications and quality requirements. If Cenntro experiences unanticipated delays, disruptions or shut downs or is unable to ship required raw materials, sub-assemblies, replacement or warranty parts for any reason, within or outside of Cenntro’s control, our manufacturing operations and customer deliveries would be seriously impacted. Although we believe we could locate alternative suppliers to fulfill our needs, we may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms or develop our own replacements, especially when we rely on the license granted by Cenntro, who owns the design of the AYRO 411 model. For example, in December 2019, a strain of coronavirus, or COVID-19, was reported to have surfaced in Wuhan, China, resulting in government-imposed quarantines and other public health safety measures. At this point, the extent to which the coronavirus may impact our operations continues to be uncertain; however, the outbreak and spreading of the coronavirus could cause delays or disruptions in our supply chain and in the delivery of raw materials from Cenntro or our other suppliers located in China, which would be disruptive to the manufacturing of the vehicles and would adversely impact our business. In addition, the spreading of the virus may make it more difficult for us in finding alternative manufactures or suppliers due to the high concentration of such manufacturers or suppliers located in China. Any performance failure on the part of Cenntro or any other of our significant suppliers could interrupt production of our vehicles, which would have a material adverse effect on our business, financial condition and operating results.

Additionally, because Cenntro’s factories are located in the Peoples’ Republic of China, nation-to-nation quarantining and embargo restrictions and/or regulations could be established by either the United States or Chinese governments, precluding us to source the raw materials needed in a timely manner. This would have a material adverse effect on our business, financial condition and operating results.

Unforeseen or recurring operational problems at our facility, or a catastrophic loss of our manufacturing facility, may cause significant lost or delayed production and adversely affect our results of operations.

We import sub-assemblies from Cenntro and perform final assembly, testing and safety qualifications in our facility in Round Rock, Texas in an assembly line process. Our manufacturing process could be affected by operational problems that could impair our production capability and the timeframes within which we expect to produce our vehicles. Disruptions or shut downs at our assembly facility could be caused by:

●	maintenance outages to conduct maintenance activities that cannot be performed safely during operations;

●	prolonged power failures or reductions;

●	breakdown, failure or substandard performance of any of our machines or other equipment;

●	noncompliance with, and liabilities related to, environmental requirements or permits;

●	disruptions in the transportation infrastructure, including railroad tracks, bridges, tunnels or roads;

●	fires, floods, snow or ice storms, earthquakes, tornadoes, hurricanes, microbursts or other catastrophic disasters, national emergencies, political unrest, war or terrorist activities; or

●	other operational problems.

If our manufacturing facility is compromised or shut down, it may experience prolonged startup periods, regardless of the reason for the compromise or shutdown. Those startup periods could range from several days to several weeks or longer, depending on the reason for the compromise or shutdown and other factors. Any disruption in operations at our facility could cause a significant loss of production, delays in our ability to produce our vehicles and adversely affect our results of operations and negatively impact our customers. Further, a catastrophic event could result in the loss of the use of all or a portion of our manufacturing facility. Although we carry property insurance, our coverage may not be adequate to compensate us for all losses that may occur. Any of these events individually or in the aggregate could have a material adverse effect on our business, financial condition and operating results.

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

We may become subject to product liability claims, which could harm our business, prospects, operating results and financial condition. The automobile industry experiences significant product liability claims, and we face an inherent risk of exposure to claims in the event our vehicles do not perform as expected or malfunction resulting in personal injury or death. Our risks in this area are particularly pronounced given that our vehicles have a limited commercial history. A successful product liability claim against us that exceeds our product liability insurance limits could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our vehicles and business and inhibit or prevent commercialization of other future vehicles, which would have a material adverse effect on our brand, business, prospects and operating results. We maintain product liability insurance for all of our vehicles with annual limits of $10 million on a claims-made basis, but any such insurance might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our vehicles and are forced to make a claim under our policy.

If our vehicles fail to perform as expected due to defects, our ability to develop, market and sell our electric vehicles could be seriously harmed.

Our vehicles may contain defects in design and manufacturing that may cause them not to perform as expected or that may require repair. The discovery of defects in our vehicles will result in delays in new model launches, recall campaigns, reputational damage, or increased warranty costs that may negatively affect our business. Moreover, if one of our vehicles is a cause, or perceived to be the cause, of injury or death to an operator, passenger or bystander, we would likely be subject to a claim. If we were found responsible, we could incur substantial liability which could interrupt or even cause us to terminate some or all of our operations.

Meeting or exceeding many government-mandated safety standards is costly and often technologically challenging. Government safety standards also require manufacturers to remedy defects related to vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard. The costs of recall campaigns or warranty costs to remedy such defects in vehicles that have been sold could be substantial. Further, adverse publicity surrounding actual or alleged safety-related or other defects could damage our reputation and confidence in our vehicles, which would adversely affect sales of our vehicles.

We depend on key personnel to operate our business, and the loss of one or more members of our management team, or our failure to attract, integrate and retain other highly qualified personnel in the future, could harm our business.

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, technical, finance and sales and marketing personnel. We have only one line of business and are highly dependent upon the continued service of our key executive officers and other employees. The loss of and failure to replace key management and personnel could have a serious adverse effect on sales bookings, strategic relationships, manufacturing operations, order fulfillment and customer service, and may adversely impact the achievement of our objectives. Despite our efforts to retain valuable employees, members of our management may terminate their employment with us at any time. Although we have written employment agreements with our executive officers, these employment agreements do not bind these executives for any specific term and allow executive officers to leave at any time, for any reason, with or without cause. We do not maintain any “key-man” insurance policies on any of the key employees nor do we intend to obtain such insurance.

Recruiting and retaining qualified employees, consultants, and advisors for our business, including sales or technical personnel, is crucial to continue to execute our growth strategy. Because the pool of qualified personnel with engineering or manufacturing experience and/or experience working in the electric vehicle market is limited overall, recruitment and retention of senior management and skilled technical, sales and other personnel is very competitive. Many of the companies with which we compete for experienced personnel have greater resources than us. We are also at a disadvantage in recruiting and retaining key personnel, as our small size and limited resources may be viewed as providing a less stable environment with fewer opportunities than would be offered at one of our larger competitors. As a result, we may not be successful in either attracting or retaining such personnel and/or on acceptable terms given the competition and may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses. In addition, failure to succeed in expansion of our operations may make it more challenging to recruit and retain qualified personnel.

Our management has minimal experience in mass-producing electric vehicles.

Our management has never mass-produced electric vehicles, which generally involves manufacturing process challenges, such as manufacturing to meet the volumes forecasted and efficiently and effectively managing supply chain sources for materials. If the materials suppliers are not managed properly to support vehicle demand, our results of operations and working capital can be adversely affected. If we are unable to implement our business plans in the timeframe estimated by management and successfully transition into a mass-producing electric vehicle manufacturing business, we will not be able to scale up our operations to generate greater profit. As a result, our business, prospects, operating results and financial condition will be negatively impacted and our ability to grow our business will be harmed.

Furthermore, as the scale of our vehicle production increases, we will need to accurately forecast, purchase, warehouse and transport to our manufacturing facilities components at much higher volumes than we have done in the past. If we are unable to accurately match the timing and quantities of component purchases to our actual production plans or capabilities, or successfully implement automation, inventory management and other systems to accommodate the increased complexity in our supply chain, we may have to incur unexpected storage, transportation and write-off costs, which could have a material adverse effect on our financial condition and operating results.

We currently have limited electric vehicles marketing and sales experience. If we are unable to establish sales and marketing capabilities or enter into dealer agreements to market and sell our vehicles, we may be unable to generate any revenue.

We have limited experience selling and marketing our vehicles, and we currently have minimal marketing or sales organization. To successfully expand our operations, we will need to invest in and develop these capabilities, either on our own or with others, which would be expensive, difficult and time consuming. Any failure or delay in the timely development of our internal sales and marketing capabilities could adversely impact the potential for success of our products.

Further, given our lack of prior experience in marketing and selling electric vehicles, we rely on third-party dealers to market our vehicles. If these dealers do not commit sufficient resources to market our vehicles and we are unable to develop the necessary marketing and sales capabilities on our own, including developing a direct sales channel with our end-customers, we will be unable to generate sufficient revenue from the sale of our vehicles to sustain or grow our business. We may be competing with companies that currently have extensive and well-funded marketing and sales operations, particularly in the markets we are targeting. Without appropriate capabilities, whether directly or through third-party dealerships, we may be unable to compete successfully against these more established companies.

Failure to maintain the strength and value of our brand could have a material adverse effect on our business, financial condition and results of operations.

Our success depends, in part, on the value and strength of our brand. Maintaining, enhancing, promoting and positioning our brand, particularly in new markets where we have limited brand recognition, will depend largely on the success of our marketing and merchandising efforts and our ability to provide high-quality services, warranty plans, products and resources and a consistent, high-quality customer experience. Our brand could be adversely affected if we fail to achieve these objectives, if we fail to comply with laws and regulations, if we are subject to publicized litigation or if our public image or reputation were to be tarnished by negative publicity. Some of these risks may be beyond our ability to control, such as the effects of negative publicity regarding our suppliers or third-party providers of services or other electric transportation companies or their products or negative publicity related to members of management. Any of these events could hurt our image, resulting in reduced demand for our products and a decrease in sales. Further, maintaining, enhancing, promoting and positioning our brands’ images may require us to make substantial investments in marketing and employee training, which could adversely affect our cash flow and which may ultimately be unsuccessful. These factors could have a material adverse effect on our business, financial condition and results of operations.

The range of our electric vehicles on a single charge declines over time which may negatively influence potential customers’ decisions on whether to purchase our vehicles.

The range of our electric vehicles on a single charge declines principally as a function of usage, time and charging patterns. For example, a customer’s use of their vehicle, as well as the frequency with which they charge the battery of their vehicle, can result in additional deterioration of the battery’s ability to hold a charge. Additionally, over time, a battery’s ability to hold its initial charge will degrade. While expected in electric vehicle applications, such battery deterioration and the related decrease in range may negatively influence potential customer decisions as to whether to purchase our vehicles, which may harm our ability to market and sell our vehicles.

We offer a product warranty to cover defective products at no cost to the customer. An unexpected change in failure rates of our products could have a material adverse impact on our business, financial condition and operating results.

We offer product warranties that generally extend for two years from date of sale that require us to repair or replace defective products returned by the customer during the warranty period at no cost to the customer. While defects in the individual parts for our vehicles are currently reimbursed by our supply chain, warranty labor is our responsibility. We record an estimate for anticipated warranty-related costs at the time of sale based on historical and estimated future product return rates and expected repair or replacement costs. The anticipated warranty-related cost for the year 2020 is estimated to be approximately $136,000 as we increase our install base. While such costs and failure rates have historically been within management’s expectations and the provisions established and we receive warranty coverage from our vendors, unexpected changes in failure rates could have a material adverse impact on our business requiring additional warranty reserves. These failures could adversely impact our operating results.

Increases in costs, disruption of supply or shortage of raw materials, particularly lithium-ion cells, could harm our business.

We may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials. Any such increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. We use various raw materials in our business, including aluminum, steel, carbon fiber, non-ferrous metals such as copper and cobalt. The prices for these raw materials fluctuate depending on market conditions and global demand for these materials and could adversely affect our business and operating results. For instance, we are exposed to multiple risks relating to price fluctuations for lithium-ion cells. These risks include:

●	the inability or unwillingness of current battery manufacturers to build or operate battery cell manufacturing plants to supply the numbers of lithium-ion cells required to support the growth of the electric or plug-in hybrid vehicle industry as demand for such cells increases;

●	disruption in the supply of cells due to quality issues or recalls by the battery cell manufacturers; and

●	an increase in the cost of raw materials, such as cobalt, used in lithium-ion cells.

Our business depends on the continued supply of battery cells for our vehicles. Any disruption in the supply of battery cells from our suppliers or industry shortage or price escalations could temporarily disrupt the planned production of our vehicles until such time as a different supplier is fully qualified. Moreover, battery cell manufacturers may choose to refuse to supply electric vehicle manufacturers to the extent they determine that the vehicles are not sufficiently safe. Furthermore, current fluctuations or shortages in petroleum, shipping seasonality and government-imposed tariffs and other economic conditions may cause us to experience significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials would increase our operating costs and could reduce our margins if we cannot recoup the increased costs through increased electric vehicle prices. We might not be able to recoup increasing costs of raw materials by increasing vehicle prices which could materially adversely affect our business, prospects and operating results.

Our business may be adversely affected by labor and union activities.

Although none of our employees are currently represented by a labor union, it is common throughout the automobile industry generally for many employees at automobile companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. We rely on other companies in the supply chain with work forces that may or may not be unionized and are thus subject to work stoppages or strikes organized by such unions, which could have a material adverse impact on our business, financial condition or operating results. If a work stoppage occurs within our business, or within that of our key suppliers’ businesses, it could delay the manufacturing, sale and shipment of our electric vehicles and have a material adverse effect on our business, prospects, operating results or financial condition.

We rely on our dealers for the service of our vehicles and have limited experience servicing our vehicles. If we are unable to address the service requirements of our future customers, our business will be materially and adversely affected.

Currently, our vehicles are serviced by the selling dealer. If the dealer is unable to successfully address the service requirements of our customers, customer confidence in both the vehicles and our brand will erode and our prospects and operating results will be materially and adversely affected. In addition, we anticipate the level and quality of service the dealers will provide to our customers will have a direct impact on the success of our future vehicles. If our dealers are unable to satisfactorily service our customers, our ability to generate customer loyalty, grow our business and sell additional vehicles could be significantly impaired.

Our dealers have very limited experience servicing our vehicles. Servicing electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques.

If we fail to deliver vehicles and accessories to market as scheduled, our business will be harmed.

A significant amount of our revenue is seasonal. By missing product delivery schedules, we may miss that year’s opportunity to bring and sell a new product to market. Seasonality could be affected by many factors including, but not limited to, governmental fiscal years, as municipalities tend to order vehicles either at the end of their fiscal year when they know they have funds remaining, and summer tourist season for our destination fleet operators, as such customers tend to place their entire orders for delivery in time for the beginning of the tourist season.

Our success depends, in part, on establishing and maintaining good relationships with our network of dealers.

In the year ended December 31, 2019, we sold 75% of our vehicles to Club Car under our MPA, for distribution through Club Car dealers. Our success depends, in part, on us establishing and maintaining satisfactory relationships with both Club Car corporate as well as its distribution channels or its dealers. If we were unable to establish and maintain an adequate relationship with Club Car and its dealer network or, once established, if our relationship with Club Car or its dealer network were to be eliminated abruptly or disrupted, it could affect our ability to respond quickly to customers’ needs, resulting in various adverse consequences to us, including loss of sales, reduced cash flow, and/or a shutdown of our operations. In addition, as authorized dealers of our vehicles, the dealers could, through poor performance on such dealer’s part, damage our and our vehicles’ reputation in the marketplace, resulting in a loss of sales and cash flow which could adversely affect our business operations.

Customer financing and insuring our vehicles may prove difficult because retail lenders are unfamiliar with our vehicles and our vehicles have a limited loss history determining residual values and within the insurance industry.

Retail lenders are unfamiliar with our vehicles and may be hesitant to provide financing to our customers. Our vehicles do not have a loss history in the insurance industry, which may cause our customers difficulty in securing insurance coverage.

Failure in our information technology and storage systems could significantly disrupt the operation of our business.

Our ability to execute our business plan and maintain operations depends on the continued and uninterrupted performance of our information technology (“IT”) systems. We must routinely update our IT infrastructure and our various IT systems throughout the organization or we may not continue to meet our current and future business needs. Modification, upgrade or replacement of such systems may be costly. Furthermore, IT systems are vulnerable to risks and damages from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our and our vendors’ servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite precautionary measures to prevent unanticipated problems that could affect our IT systems, sustained or repeated system failures that interrupt our ability to generate and maintain data could adversely affect our ability to operate our business.

Risks Relating to Our Financial Position and Need for Additional Capital

We may be required to raise additional capital to fund our operations, and such capital raising may be costly or difficult to obtain and could dilute our stockholders’ ownership interests.

The design, manufacture, sale and servicing of vehicles is a capital-intensive business, and we need to raise additional funds to expand our operations and reach vehicle production goals. At June 30, 2020, we had working capital of approximately $7.9 million. Based upon our current expectations, we believe that our existing capital resources, including the proceeds from our registered direct offerings that closed in July 2020, will enable us to continue planned operations through at least June 30, 2022. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. If the funds from the transactions related to the merger and the sales revenue are not sufficient to cover our cash requirements, we will need to raise additional capital, whether through the sale of equity or debt securities, the entry into strategic business collaborations, the establishment of other funding facilities, licensing arrangements, or asset sales or other means, in order to support our business plan. Such additional capital we may need may not be available on reasonable terms or at all.

Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors, including general market conditions, performance of our vehicles, market demand for our vehicles and investor acceptance of our business plan. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to obtain additional financing on a timely basis, we may have to curtail, delay or eliminate our development activities and growth plans, and/or be forced to sell some or all assets, perhaps on unfavorable terms, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate, in which event it is unlikely that stockholders would receive any distribution on their shares. Further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.

We have raised capital in the past primarily through debt and private placements of our convertible preferred stock or through public offerings. We may in the future pursue the sale of additional equity and/or debt securities, or the establishment of other funding facilities including asset-based borrowings. There can be no assurances, however, that we will be able to raise additional capital through such an offering on acceptable terms, or at all. Issuances of additional debt or equity securities could impact the rights of the holders of our common stock and may dilute their ownership percentage. The terms of any securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then outstanding.

The terms of debt securities we may have to issue or future borrowings we may have to incur to fund our operations could impose significant restrictions on our operations. The incurrence of indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business.

If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, to grant licenses on terms that are not favorable to us, or to issue equity instruments that may be dilutive to our stockholders.

In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

Our long term capital requirements are subject to numerous risks.

Our long term capital requirements are expected to depend on many potential factors, including, among others:

●	the number of vehicles being manufactured and future models in development;

●	the regulatory compliance and clarity of each of our vehicles;

●	the progress, success and cost of our development programs, including manufacturing;

●	the costs of manufacturing, developing sales, marketing and distribution channels;

●	the costs of enforcing our issued patents and defending intellectual property-related claims;

●	our ability to successfully grow sales, including securing strategic partner and distribution agreements and favorable pricing and market share; and

●	our consumption of available resources more rapidly than currently anticipated, resulting in the need for additional funding sooner than anticipated.

Risks Related to Regulatory Matters

Increased safety, emissions, fuel economy, or other regulations may result in higher costs, cash expenditures, and/or sales restrictions.

The motorized vehicle industry is governed by a substantial amount of government regulation, which often differs by state and region. Government regulation has arisen, and proposals for additional regulation are advanced, primarily out of concern for the environment, vehicle safety, and energy independence. In addition, many governments regulate local product content and/or impose import requirements as a means of creating jobs, protecting domestic producers, and influencing the balance of payments. The cost to comply with existing government regulations is substantial, and future, additional regulations could have a substantial adverse impact on our financial condition.

Our vehicles are subject to multi-jurisdictional motor vehicle standards.

All vehicles sold must comply with federal, state and country-specific motor vehicle safety standards. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. Failure of AYRO 311 or AYRO 411 or future vehicle models to satisfy motor vehicle standards would have a material adverse effect on our business and operating results.

Changes in regulations could render our vehicles incompatible with federal, state or local regulations, or use cases.

Many governmental standards and regulations relating to safety, fuel economy, emissions control, noise control, vehicle recycling, substances of concern, vehicle damage, and theft prevention are applicable to new motor vehicles, engines, and equipment manufactured for sale in the United States, Europe, and elsewhere, including our electric vehicles. In addition, manufacturing and other automotive assembly facilities in the United States, Europe, and elsewhere are subject to stringent standards regulating air emissions, water discharges, and the handling and disposal of hazardous substances. Therefore, any unanticipated changes in regulations applicable to our electric vehicles could render our vehicles incompatible, which may prevent us from selling such vehicles and, as a result, we could lose market share.

If we fail to comply with environmental and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental and health and safety laws, including statutes, regulations, bylaws and other legal requirements. These laws relate to the generation, use, handling, storage, transportation and disposal of regulated substances, including hazardous substances (such as batteries), dangerous goods and waste, emissions or discharges into soil, water and air, including noise and odors (which could result in remediation obligations), and occupational health and safety matters, including indoor air quality. These legal requirements vary by location and can arise under federal, provincial, state or municipal laws. Any breach of such laws and/or requirements would have a material adverse effect on our company and our operating results.

Unusual or significant litigation, governmental investigations or adverse publicity arising out of alleged defects in our vehicles, or otherwise, may derail our business.

Although we plan to comply with governmental safety regulations, mobile and stationary source emissions regulations, and other standards, compliance with governmental standards does not necessarily prevent individual or class action lawsuits, which can entail significant cost and risk. In certain circumstances, courts may permit tort claims even when our vehicles comply with federal law and/or other applicable law. Furthermore, simply responding to actual or threatened litigation or government investigations of our compliance with regulatory standards, whether related to our vehicles, business or commercial relationships, may require significant expenditures of time and other resources. Litigation also is inherently uncertain, and we could experience significant adverse results if litigation is ever brought against us. In addition, adverse publicity surrounding an allegation of a defect, regulatory violation or other matter (with or without corresponding litigation or governmental investigation) may cause significant reputational harm that could have a significant adverse effect on our sales.

In order for us to sell directly to end customers, we are required to comply with state-specific regulations regarding the sale of vehicles by a manufacturer.

We sold approximately 17% of our vehicles directly to our end customers in the year ended December 31, 2019. Going forward, we intend to focus on leveraging volume sales through dealers; however, we will continue to sell vehicles directly to end customers. Sales to both dealers and end customers require us to comply with state-specific regulations regarding the sale of vehicles by a manufacturer, including licensing and registration requirements. State laws that regulate the distribution and sale of motor vehicles by the manufacturer vary, and ensuring compliance is time-consuming and costly. Moreover, for customers living in states where we are prohibited from selling directly from within the state, we will have to consummate sales at facilities in a state that allows direct manufacturer-to-consumer sale and deliver the vehicle to the end user via a common carrier. As such, we may be required to either acquire and maintain a facility in multiple states, or incur additional costs of delivery of the vehicle, which consequently increases the cost and/or sales price of our vehicles and makes our vehicles less desirable to end-customers.

Risks Related to Our Intellectual Property

If we are unable to adequately protect our proprietary designs and intellectual property rights, our competitive position could be harmed.

Our ability to compete effectively is dependent in part upon our ability to obtain patent protection for our designs, products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We rely on design patents, trademarks, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. There can be no assurance these protections will be available in all cases or will be adequate to prevent our competitors from copying, reverse engineering or otherwise obtaining and using our designs, technology, proprietary rights or products. For example, the laws of certain countries in which our products, components and sub-assemblies are manufactured or licensed do not protect our proprietary rights to the same extent as the laws of the United States.

To prevent substantial unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement and/or misappropriation of our trade secrets and/or proprietary rights against third parties. Any such action could result in significant costs and diversion of our resources and management’s attention, and there can be no assurance we will be successful in such action. Furthermore, our current and potential competitors may have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our trade secrets and/or intellectual property.

In addition, third parties may seek to challenge, invalidate or circumvent our patents, trademarks, copyrights and trade secrets, or applications for any of the foregoing. There can be no assurance that our competitors or customers will not independently develop technologies that are substantially equivalent or superior to our technology or design around our proprietary rights. In each case, our ability to compete could be significantly impaired.

We are dependent on the manufacturing license we have obtained from Cenntro and may need to obtain rights to other intellectual property in the future. If we fail to obtain licenses we need or fail to comply with our obligations in the agreement under which we licensed intellectual property and other rights from third parties, we could lose our ability to manufacture our vehicles.

Cenntro owns the design of the AYRO 411 model and has granted us an exclusive license to manufacture AYRO 411 model for sale in North America. Our business is dependent on such license, and if we fail to comply with our obligations to maintain that license, our business will be substantially harmed. Under the Manufacturing License Agreement, dated April 27, 2017, between Cenntro and us, we are granted an exclusive license to manufacture and sell AYRO 411 in the United States, and we are required to purchase the minimum volume of product units from Cenntro, among other obligations. No assurance can be given that we will be able to meet the required quota and maintain our license granted by Cenntro and that our existing license will be extended on reasonable terms or at all. In addition, we may need to license intellectual property from other third parties in the future for new vehicle models. No assurance can be given that we will be able to obtain such license or meet our obligations to maintain the licenses we may have to obtain from third parties in the future. If we were to lose or otherwise be unable to maintain these licenses for any reason, it would halt our ability to manufacture and sell our vehicles or may prohibit development of our future models. Any of the foregoing could result in a material adverse effect on our business or results of operations.

In addition, if we do not own the patents or patent applications that we license, as is the case with AYRO 411’s patents, we may need to rely upon our licensors to properly prosecute and maintain those patent applications and prevent infringement of those patents. If our licensors are unable to adequately protect their proprietary intellectual property we license from legal challenges, or if we are unable to enforce such licensed intellectual property against infringement or alternative technologies, we will not be able to compete effectively in the electric vehicle markets we are targeting.

Many of our proprietary designs are in digital form and a breach of our computer systems could result in these designs being stolen.

If our security measures are breached or unauthorized access to private or proprietary data is otherwise obtained, our proprietary designs could be stolen. Because we hold many of these designs in digital form on our servers, there exists an inherent risk that an unauthorized third party could conduct a security breach resulting in the theft of our proprietary information. While we have taken steps to protect our proprietary information, because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any or all of these issues could negatively impact our competitive advantage and our ability to obtain new customers, thereby adversely affecting our financial results.

Our proprietary designs are susceptible to reverse engineering by our competitors.

Much of the value of our proprietary rights is derived from our vast library of design specifications. While we consider our design specifications to be protected by various proprietary, trade secret and intellectual property laws, such information is susceptible to reverse engineering by our competitors. We may not be able to prevent our competitors from developing competing design specifications, and the cost of enforcing these rights may be significant. If we are unable to adequately protect our proprietary designs, our financial condition and operating results could suffer.

If we are unable to protect the confidentiality of our trade secrets or know-how, such proprietary information may be used by others to compete against us.

We consider trade secrets, including confidential and unpatented know-how and designs important to the maintenance of our competitive position. We protect trade secrets and confidential and unpatented know-how, in part, by customarily entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, outside technical and commercial collaborators, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants that obligate them to maintain confidentiality and assign their inventions to us. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches.

Legal proceedings or third-party claims of intellectual property infringement and other challenges may require us to spend substantial time and money and could harm our business.

The vehicle design and manufacturing industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. We may become subject to lawsuits alleging that we have infringed the intellectual property rights of others. The nature of claims contained in unpublished patent filings around the world is unknown to us, and it is not possible to know which countries patent holders may choose for the extension of their filings under the Patent Cooperation Treaty, or other mechanisms. To the extent that we have previously incorporated third-party technology and/or know-how into certain products for which we do not have sufficient license rights, we could incur substantial litigation costs, be forced to pay substantial damages or royalties, or even be forced to cease sales in the event any owner of such technology or know-how were to challenge our subsequent sale of such products (and any progeny thereof). In addition, to the extent that we discover or have discovered third-party patents that may be applicable to products or processes in development, we may need to take steps to avoid claims of possible infringement, including obtaining non-infringement or invalidity opinions and, when necessary, re-designing or re-engineering products. However, we cannot assure you that these precautions will allow us to successfully avoid infringement claims. We may also be subject to claims based on the actions of employees and consultants with respect to the usage or disclosure of intellectual property learned from other employers. Third parties may in the future assert claims of infringement of intellectual property rights against us or against our customers or channel partners for which we may be liable.

Our involvement in intellectual property litigation could result in significant expense to us, adversely affect the development of sales of the challenged product or intellectual property and divert the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. Uncertainties resulting from the initiation and continuation or defense of intellectual property litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. In the event of an adverse outcome in any such litigation, we may, among other things, be required to:

●	pay substantial damages;

●	cease the development, manufacture, use, sale or importation of products that infringe upon other patented intellectual property;

●	expend significant resources to develop or acquire non-infringing intellectual property;

●	discontinue processes incorporating infringing technology; or

●	obtain licenses to the infringing intellectual property, which licenses may not be available on acceptable terms, or at all.

We are generally obligated to indemnify our sales channel partners, customers, suppliers and contractors for certain expenses and liabilities resulting from intellectual property infringement claims regarding our products, which could force us to incur substantial costs.

We have agreed, and expect to continue to agree, to indemnify our sales channel partners and customers for certain intellectual property infringement claims regarding our products. As a result, in the case of infringement claims against these sales channel partners and end-customers, we could be required to indemnify them for losses resulting from such claims or to refund amounts they have paid to us. Our sales channel partners and other end-customers in the future may seek indemnification from us in connection with infringement claims brought.

Risks Related to Our International Operations

Exchange rate fluctuations may materially affect our results of operations and financial condition.

We operate internationally and are exposed to fluctuations in foreign exchange rates between the U.S. dollar and other currencies, particularly the Chinese Renminbi. Our reporting currency is the U.S. dollar and, as a result, financial line items, if not in the U.S. dollar, are converted into U.S. dollars at applicable foreign exchange rates. As our business grows, we expect that at least some of our revenues and expenses will be denominated in currencies other than the U.S. dollar. Therefore, unfavorable developments in the value of the U.S. dollar relative to other relevant currencies could adversely affect our business and financial condition.

We pay Cenntro in U.S. dollars; however, the per-unit price of the sub-assemblies we must pay Cenntro may be affected due to the exchange rate fluctuations. The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions in China and by China’s foreign exchange policies. Historically, the exchange rate between the Renminbi and the U.S. dollar has fluctuated significantly, and it is difficult to predict how market forces or Chinese or U.S. government policy may impact such exchange rate in the future. As of April 21, 2020, the Renminbi was valued at 6.95 against the U.S. dollar.

Very limited hedging options are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any material hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to adequately hedge our exposure or at all.

Our international sales and operations subject us to additional risks that can adversely affect our operating results and financial condition.

Our international operations subject us to a variety of risks and challenges, including: increased management, travel, infrastructure and legal compliance costs associated with having international operations; reliance on sales channel partners; increased financial accounting and reporting burdens and complexities; compliance with foreign laws and regulations; compliance with U.S. laws and regulations for foreign operations; and reduced protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad. Any of these risks could adversely affect our international operations, reduce our international sales or increase our operating costs, adversely affecting our business, operating results and financial condition and growth prospects.

We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

Our products are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our products must be made in compliance with these laws and regulations. If we violate these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on us and responsible employees or managers, and, in extreme cases, the incarceration of responsible employees or managers. In addition, if our channel partners, agents or consultants fail to obtain appropriate import, export or re-export licenses or authorizations, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. Changes in our products or changes in applicable export or import laws and regulations may also create delays in the introduction and sale of our products in international markets, prevent our end-customers with international operations from deploying our products or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such laws and regulations, could also result in decreased use of our products, or in our decreased ability to export or sell our products to existing or potential end-customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and operating results.

We are subject to governmental import duties that could significantly increase our costs.

The majority of our raw materials for our vehicles are shipped from the People’s Republic of China. U.S./China trade relations are in a highly volatile state of uncertainty which could significantly affect the tariffs applied to our products. In 2018, the United States government announced tariffs on certain steel and aluminum products, technological hardware, as well as automotive parts imported into the United States, which has led to reciprocal tariffs imposed by the European Union and other governments on products imported from the United States. The United States government has implemented tariffs on goods imported from China, and additional tariffs on goods imported from China are under consideration.

The battery industry (both lithium-ion and lead acid-based) has been subjected to tariffs implemented by the U.S. government on goods imported from China. If the U.S. and China are not able to resolve their differences, new and additional tariffs may be put in place on additional products, including raw materials we use to manufacture our vehicles. If additional tariffs and related taxes are applied to the cost of imports from China, our costs will continue to increase and we may be required to substantially increase the sales prices of our vehicles. An increase in sales prices of our vehicles would likely adversely affect our business, financial condition and operating results. If we are unable to increase the sales prices of our vehicles to reflect the increase in the costs of the vehicles, it will result in lower gross margins on our vehicles.

New regulations or standards or changes in existing regulations or standards in the United States or internationally related to our suppliers’ products may result in unanticipated costs or liabilities, which could have a material adverse effect on our business, operating results and future sales, and could place additional burdens on the operations of our business.

Our suppliers’ products are subject to governmental regulations in many jurisdictions. To achieve and maintain market acceptance, our suppliers’ products must continue to comply with these statutory regulations and many industry standards. As these regulations and standards evolve, and if new regulations or standards are implemented, our suppliers may have to modify their products. The failure of their products to comply, or delays in compliance, with the existing and evolving industry regulations and standards could prevent or delay introduction of our vehicles, which could harm our business. Supplier uncertainty regarding future policies may also affect demand for electric vehicles, including our vehicles. Moreover, channel partners or customers may require us, or we may otherwise deem it necessary or advisable, to alter our products to address actual or anticipated changes in the regulatory environment. Our inability to alter our products to address these requirements and any regulatory changes may have a material adverse effect on our business, operating results and financial condition.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

We have international operations. The U.S. Foreign Corrupt Practices Act and similar anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Practices in the local business communities of many countries outside the United States have a level of government corruption that is greater than that found in the developed world. Our policies mandate compliance with these anti-bribery laws, and we have established policies and procedures designed to monitor compliance with these anti-bribery law requirements; however, we cannot assure that our policies and procedures will protect us from potential reckless or criminal acts committed by individual employees or agents. If we are found to be liable for anti-bribery law violations, we could suffer from criminal or civil penalties or other sanctions that could have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization by and among DropCar, Inc., ABC Merger Sub, Inc. and AYRO, Inc. dated December 19, 2019 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2019)

2.2	Asset Purchase Agreement, by and among DropCar, Inc., DropCar Operating Company, Inc., DC Partners Acquisition, LLC, Spencer Richardson and David Newman, dated December 19, 2019 (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2019)

2.3	Amendment to Asset Purchase Agreement, by and among DropCar, Inc., DropCar Operating Company, Inc., DC Partners Acquisition, LLC, Spencer Richardson and David Newman, dated May 28, 2020 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.1	Amended and Restated Certificate of Incorporation, effective May 28, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective May 28, 2020 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.3	Amended and Restated Bylaws, effective May 28, 2020 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.4	First Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2020)

4.1**	Palladium Holdings, LLC Finder’s Warrant issued in connection with the June 2020 Registered Direct Offering

4.2**	Form of Spartan Capital Securities, LLC Finder’s Warrant issued in connection with the June 2020 Registered Direct Offering

4.3**	Palladium Holdings, LLC Advisor’s Warrant issued in connection with the July 2020 Registered Direct Offering

4.4**	Form of Spartan Capital Securities, LLC Advisor’s Warrant issued in connection with the July 2020 Registered Direct Offering

4.5**	Palladium Holdings, LLC Advisor’s Warrant issued in connection with the July 23, 2020 Registered Direct Offering

4.6**	Form of Pre-Funded Warrant issued in connection with the AYRO Private Placements

4.7**	Form of Warrant issued in connection with the $850K AYRO Private Placement

4.8**	Form of Warrant issued in connection with the $1.15M AYRO Private Placement

4.9**	Form of Warrant issued in connection with the AYRO Bridge Loan

4.10**	Form of Penny Warrant issued in connection with the Secured Loan

10.1	Mark Adams Secured Promissory Note, dated as of October 14, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.2	Amendment to Mark Adams Secured Promissory Note, dated December 31, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.3	April Bridge Financing, by and among AYRO Operating Company, Inc. and the lenders party thereto, dated April 14, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.4	Form of Bridge Loan Registration Rights Agreement, dated May 28, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.5	Form of AYRO Operating Private Placement Registration Rights Agreement, dated May 28, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.6	Employment Agreement, by and between the Company and Rodney Keller, dated May 28, 2020 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.7**	Employment Agreement, by and between AYRO Operating Company, Inc. and Curtis Smith, dated March 8, 2018

10.8	Amendment to Employment Agreement, by and between AYRO Operating Company, Inc. and Curtis Smith, dated May 28, 2020 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.9	AYRO, Inc. 2020 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 3, 2020)

10.10	Form of ISO Award Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.11	Form of NQSO Award Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.12	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.13	Form of Securities Purchase Agreement, dated June 17, 2020, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2020)

10.14	Form of Securities Purchase Agreement, dated July 6, 2020, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2020)

10.15	Form of Securities Purchase Agreement, dated July 21, 2020, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2020)

10.16+ **	Master Procurement Agreement, dated March 5, 2019, by and among the Company and Club Car LLC

10.17**	AYRO Operating, Inc. 2017 Long-Term Incentive Plan

10.18**	Form of NQSO Award Agreement under the AYRO Operating, Inc. 2017 Long-Term Incentive Plan

10.19**	Advisory Agreement, dated January 1, 2019, by and among the Company and Sustainability Consultants, LLC.

31.1**	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS**	XBRL Instance Document
101 SCH**	XBRL Taxonomy Extension Schema Document
101 CAL**	XBRL Taxonomy Calculation Linkbase Document
101 DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB**	XBRL Taxonomy Labels Linkbase Document
101 PRE**	XBRL Taxonomy Presentation Linkbase Document

**	Filed herewith.

+	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AYRO, INC.

Dated: August 14, 2020	By:	/s/ Rodney C. Keller, Jr.
Rodney C. Keller, Jr, President, Chief Executive Officer, and Director (Principal Executive Officer)

Dated: August 14, 2020	By:	/s/ Curtis Smith
Curtis Smith Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

