Form 10-Q
period 2020-09-30
AYRO, Inc.
filed 2020-11-06
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 5, 2020, the registrant had 24,298,333 shares of common stock outstanding.

EXPLANATORY NOTE

This report is the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 of AYRO, Inc., which was formerly known as DropCar, Inc., prior to the consummation on May 28, 2020 of the merger described below.

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

See Note 1 of the Notes Unaudited Condensed Consolidated Financial Statements for additional information.

AYRO, Inc.

Quarter Ended September 30, 2020

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$27,916,838	$641,822
Accounts receivable, net	414,030	71,146
Inventory	1,524,755	1,118,516
Prepaid expenses and other current assets	1,861,873	164,399
Total current assets	31,717,496	1,995,883

Property and equipment, net	812,227	489,366
Intangible assets, net	170,199	244,125
Operating lease – right-of-use asset	1,130,233	-
Deposits and other assets	22,491	48,756
Total assets	$33,852,646	$2,778,130

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,131,461	$772,077
Accrued expenses	443,296	612,136
Contract liability	122,514	-
Current portion long-term debt, net	7,393	1,006,947
Current portion lease obligation – operating lease	118,466	-
Total current liabilities	1,823,130	2,391,160

Long-term debt, net	234,006	318,027
Lease obligation - operating lease, net of current portion	1,035,051	-
Total liabilities	3,092,187	2,709,187

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, (authorized – 20,000,000 shares)	-	-
Convertible Preferred Stock Series H, ($0.0001 par value; authorized – 8,500 shares; issued and outstanding – 8 and zero shares, respectively)	-	-
Convertible Preferred Stock Series H-3, ($.0001 par value; authorized – 8,461 shares; issued and outstanding – 2,189 and zero shares, respectively)	-	-
Convertible Preferred Stock Series H-6, ($.0001 par value; authorized – 50,000 shares; issued and outstanding – 50 and zero shares, respectively)	-	-
Convertible Seed Preferred Stock, ($1.00 par value; authorized – zero shares; issued and outstanding – 0 and 7,360,985 shares, respectively)	-	9,025,245
Common Stock, ($0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 24,298,333 and 3,948,078 shares, respectively)	2,430	395
Additional paid-in capital	51,156,135	5,001,947
Accumulated deficit	(20,398,106)	(13,958,644)
Total stockholders’ equity	30,760,459	68,943
Total liabilities and stockholders’ equity	$33,852,646	$2,778,130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$388,654	$265,481	$821,398	$745,530
Cost of goods sold	326,671	202,029	645,463	577,539
Gross profit	61,983	63,452	175,935	167,991

Operating expenses:
Research and development	664,145	297,680	999,449	780,605
Sales and marketing	304,880	432,275	863,400	932,902
General and administrative	1,482,018	1,411,376	3,445,749	3,437,176
Total operating expenses	2,451,043	2,141,331	5,308,598	5,150,683

Loss from operations	(2,389,060)	(2,077,879)	(5,132,663)	(4,982,692)

Other (expense) income:
Other income	17,503	1,142	17,523	1,198
Interest expense	(95,469)	(65,103)	(324,670)	(233,084)
Loss on extinguishment of debt	(213,700)	-	(566,925)	-
Other (expense) income, net	(291,666)	(63,961)	(874,072)	(231,886)

Net loss	$(2,680,726)	$(2,141,840)	$(6,006,735)	$(5,214,578)

Deemed dividend on modification of Series H-5 warrants	(432,727)	-	(432,727)	-
Net loss Attributable to Common Stockholders	$(3,113,453)	$(2,141,840)	$(6,439,462)	$(5,214,578)

Net loss per share, basic and diluted	$(0.13)	$(0.77)	$(0.54)	$(1.80)

Basic and diluted weighted average Common Stock outstanding	23,599,967	2,793,592	11,896,906	2,894,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY

(UNAUDITED)

	Nine-Month Period Ended September 30, 2020

	Series H		Series H-3		Series H-6		AYRO Series Seed				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2019							7,360,985	$9,025,245	3,948,078	$395	$5,001,947	$(13,958,644)	$68,943
Stock based compensation											156,459		156,459
Net Loss												(1,795,153)	(1,795,153)
March 31, 2020	-	$-	-	$-	-	$-	7,360,985	$9,025,245	3,948,078	$395	$5,158,406	$(15,753,797)	$(1,569,751)
Conversion of AYRO Preferred Stock to common stock							(7,360,985)	(9,025,245)	2,007,193	201	9,025,044		-
Issuance of Series H Preferred Stock in connection with the 2020 Merger	8	-											-
Issuance of Series H-3 Preferred Stock in connection with the 2020 Merger			2,189	-									-
Issuance of Series H-6 Preferred Stock in connection with the 2020 Merger					7,883	-							-
Issuance of Common Stock in connection with the 2020 Merger, net of fees									4,939,045	493	4,451,237		4,451,730
Exchange of debt for common stock in connection with the 2020 Merger									1,030,585	103	999,897		1,000,000
Issuance of common stock in connection with debt offering									553,330	56	461,957		462,013
Sale of common stock, net of fees									2,200,000	220	5,064,780		5,065,000
Exercise of warrants, net of fees									1,831,733	183	515,155		515,338
Stock based compensation											150,949		150,949
Net Loss												(1,530,856)	(1,530,856)
June 30, 2020	8	$-	2,189	$-	7,883	$-	-	$-	16,509,964	$1,651	$25,827,425	$(17,284,653)	$8,544,423
Sale of common stock, net of fees									5,007,895	500	22,260,302		22,260,802
Exercise of warrants, net of fees									2,539,769	254	2,467,936		2,468,190
Conversion of Series H-6 Preferred Stock					(7,833)	-			225,590	23	(23)		-
Stock based compensation											119,853		119,853
Vested restricted stock									15,115	2	47,915		47,917
Deemed divided on modification of H-5 warrants											432,727	(432,727)	-
Net Loss												(2,680,726)	(2,680,726)
September 30, 2020	8	$-	2,189	$-	50	$-	-	$-	24,298,333	$2,430	$51,156,135	$(20,398,106)	$30,760,459

	Nine-Month Period Ended September 30, 2019

	Series H		Series H-3		Series H-6		AYRO Series Seed				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2018							3,882,791	$4,270,507	2,793,591	$279	$1,131,551	$(5,293,951)	$108,386
Preferred Stock issued for Cash							946,499	1,656,374					1,656,374
Stock Based Compensation											131,443		131,443
Discount on Debt											69,174		69,174
Net Loss												(1,263,089)	(1,263,089)
March 31, 2019	-	$-	-	$-	-	$-	4,829,290	$5,926,881	2,793,591	$279	$1,332,168	$(6,557,040)	$702,288
Preferred Stock issued for Cash							589,394	1,091,063					1,091,063
Stock based compensation											476,214		476,214
Net Loss												(1,809,649)	(1,809,649)
June 30, 2019	-	$-	-	$-	-	$-	5,418,684	$7,017,944	2,793,591	$279	$1,808,382	$(8,366,689)	$459,916
Preferred Stock issued for Cash							65,000	130,000					130,000
Common Stock issued for Cash									100,783	10	360		370
Stock Based Compensation											752,965		752,965
Discount on Debt											185,675		185,675
Net Loss												(2,141,840)	$(2,141,840)
September 30, 2019	-	$-	-	$-	-	$-	5,483,684	$7,147,944	2,894,374	$289	$2,747,382	$(10,508,529)	$(612,914)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,006,735)	$(5,214,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	343,932	388,686
Stock-based compensation	475,175	1,360,623
Amortization of debt discount	236,398	60,650
Loss on extinguishment of debt	566,925	-
Amortization of right-of-use asset	80,447	-
Provision for bad debt expense	10,131	3,004
Change in operating assets and liabilities:
Accounts receivable	(353,015)	(138,294)
Inventory	(406,239)	535,434
Prepaid expenses and other current assets	(1,697,474)	(34,924)
Deposits	26,265	(6,917)
Accounts payable	285,184	(479,248)
Accrued expenses	(168,840)	366,854
Contract liability	122,514	(9,999)
Lease obligations - operating leases	(57,163)	-
Net cash used in operating activities	(6,542,495)	(3,168,709)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(581,137)	(334,773)
Purchase of intangible assets	(11,730)	(28,294)
Disposal of intangible assets	-	40,294
Proceeds from merger with ABC Merger Sub, Inc.	3,060,740	-
Net cash provided by (used in) investing activities	2,467,873	(322,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance debt	1,318,000	1,100,000
Repayments of debt	(1,742,884)	(114,744)
Proceeds from exercise of warrants	2,983,527	-
Proceeds from issuance of Common Stock, net of fees and expenses	28,790,995	370
Proceeds from issuance of Preferred Stock	-	2,527,436
Net cash provided by financing activities	31,349,638	3,513,062

Net change in cash	27,275,016	21,580

Cash, beginning of period	641,822	39,243

Cash, end of period	$27,916,838	$60,823

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$78,794	$30,129
Conversion of Notes Payable to Preferred Stock	$-	$350,000
Discount on Debt from issuance of Common Stock	$-	$254,848
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$1,210,680	$-
Conversion of debt to Common Stock	$1,000,000	$-
Conversion of Preferred Stock to Common Stock	$9,025,245	$-
Discount on debt from issuance of Common Stock and warrants	$462,013	$-
Accrued offering costs	$74,200	$-
Deemed divided on modification of Series H-5 warrants	$432,727	$-

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

The Merger is being treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of DropCar, Inc.’s operations were disposed of as part of the consummation of the Merger and therefore no goodwill or other intangible assets were recorded by the Company as a result of the Merger. In connection with the disposal of DropCar, Inc. operations, AYRO assumed $186,000 of outstanding payables from DropCar plus cash of $186,000 to be used to satisfy those obligations. Payables in excess of those prefunded by DropCar will be the responsibility of AYRO. The Company does not believe any excess would constitute a material amount. AYRO Operating is treated as the accounting acquirer as its stockholders control the Company after the Merger, even though DropCar, Inc. was the legal acquirer. As a result, the assets and liabilities and the historical operations that are reflected in these financial statements are those of AYRO Operating as if AYRO Operating had always been the reporting company. All reference to AYRO Operating, Inc. shares of common stock, warrants and options have been presented on a post-merger, post-reverse split basis.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AYRO Operating and DropCar, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the entire year.

These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited financial statements of AYRO Operating filed on the amendment to Form 8-K filed with the SEC on June 3, 2020.

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

Liquidity and Other Uncertainties

The Company is subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, competition from larger companies, other technology companies and other technologies. At September 30, 2020, the Company had cash balances totaling $27,916,838. The Company incurred losses and negative cash flows from operations, including operating losses of $2,389,060 and $2,077,879 for the three months ended September 30, 2020 and 2019 and operating losses of $5,132,663 and $4,982,692 for the nine months ended September 30, 2020 and 2019, respectively. In addition, overall working capital increased by $30,289,643 during the nine months ended September 30, 2020. Management believes that the existing cash at September 30, 2020 will be sufficient to fund operations for at least the next twelve months following the issuance of these unaudited condensed consolidated financial statements.

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

Cash

Cash consists of checking accounts. The Company considers all highly-liquid investments purchased with a maturity of three months or less at the time of purchase to be cash equivalents. The Company maintains cash balances which may exceed federally insured limits. Management does not believe that this results in any significant credit risk. The Company has no cash equivalents as of September 30, 2020 or December 31, 2019.

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

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities

As of September 30, 2020 and December 31, 2019, the Company did not have any level 2 or level 3 instruments.

Accounts Receivable, Net

In the normal course of business, the Company extends credit to customers. Accounts receivable, less the allowance for doubtful accounts, reflect the net realizable value of receivables and approximate fair value. An allowance for doubtful accounts is maintained and reflects the best estimate of probable losses determined principally on the basis of historical experience and specific allowances for known troubled accounts. All accounts or portions thereof that are deemed to be uncollectible or that require an excessive collection cost are written off to the allowance for doubtful accounts. As of September 30, 2020 and December 31, 2019, the company had reserved an allowance for doubtful accounts of $46,215 and $36,084, respectively. All account receivables are made on an unsecured basis.

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

Factors that the Company considers in deciding when to perform an impairment review include significant changes in the Company’s forecasted projections for the asset or asset group for reasons including, but not limited to, significant under-performance of a product in relation to expectations, significant changes, or planned changes in the Company’s use of the assets, significant negative industry or economic trends, and new or competing products that enter the marketplace. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset with the related impairment charge recognized within the statements of operations. No impairment losses were identified or recorded in the three or nine months ended September 30, 2020 and 2019 on the Company’s long-lived assets.

Leases

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease obligation on the unaudited condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

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

Subscription revenue

Subscription revenue from revenue sharing with Destination Fleet Operators (“DFO’s”) and other vehicle rental agreements is recorded in the month the vehicles in the Company’s fleet is rented. The Company established its rental fleet in late March 2019 which is recorded in the property and equipment section of the balance sheet – see Note 7. For the rental fleet, the Company retains title and ownership to the vehicles and places them in DFO’s in resort communities that typically rent golf cars for use in those communities.

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

Income Taxes

The Company accounts for income tax using an asset and liability approach, which allows for the recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The accounting for deferred income tax calculation represents management’s best estimate on the most likely future tax consequences of events that have been recognized in the financial statements or tax returns and related future anticipation. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain. As of September 30, 2020 and December 31, 2019, there were no accruals for uncertain tax positions.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Options to purchase common stock	1,781,488	1,678,345	1,781,488	1,678,345
Restricted Stock Unvested	421,253	-	421,253	-
Series H-1, H-3, H-4, H-5, I, J, pre-merger AYRO and Merger common stock purchase warrants	1,988,175	393,477	1,988,175	393,477
Series H, H-3, H-6, and pre-merger AYRO Seed Preferred Stock	3,272	1,495,291	3,272	1,495,291
Totals	4,194,188	3,567,113	4,194,188	3,567,113

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40); Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which addresses issues identified as a result of the complexities associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. This update addresses, among other things, the number of accounting models for convertible debt instruments and convertible preferred stock, targeted improvements to the disclosures for convertible instruments and earnings-per-share (“EPS”) guidance and amendments to the guidance for the derivatives scope exception for contracts in an entity’s own equity, as well as the related EPS guidance. This update applies to all entities that issue convertible instruments and/or contracts in an entity’s own equity. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluating the impact the adoption of ASU 2020-06 could have on the Company’s financial statements and disclosures.

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

NOTE 3. REVENUES

Disaggregation of Revenue

Revenue by type was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue type
Product revenue	$348,480	$233,038	$741,570	$662,963
Shipping revenue	38,381	26,661	76,249	67,167
Subscription revenue	-	1,866	1,786	9,941
Service income	1,793	3,916	1,793	5,459
	$388,654	$265,481	$821,398	$745,530

Contract Liabilities

The Company recognizes a contract liability when a consideration is received, or if the Company has the unconditional right to receive consideration, in advance of satisfying the performance obligation. A contract liability is the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration, or an amount of consideration is due from the customer. The table below details the activity in the Company’s contract liabilities during the nine months ended September 30, 2020 and as of December 31, 2019, and the balance at the end of each period is reported as contract liability in the Company’s consolidated balance sheet.

	September 30,	December 31,
	2020	2019
Balance, beginning of year	$-	$9,999
Additions	130,014	-
Transfer to revenue	(7,500)	(9,999)
Balance, end of period	$122,514	$-

Warranty Reserve

The Company records a reserve for warranty repairs upon the initial delivery of vehicles to its dealer network. The Company provides a product warranty on each vehicle including powertrain, battery pack and electronics package. Such warranty matches the product warranty provided by its supply chain for warranty parts for all unaltered vehicles and is not considered a separate performance obligation. The supply chain warranty does not cover warranty-based labor needed to replace a part under warranty. Warranty reserves include management’s best estimate of the projected cost of labor to repair/replace all items under warranty. The Company reserves a percentage of all dealer-based sales to cover an industry-standard warranty fund to support dealer labor warranty repairs. Such percentage is recorded as a component of cost of revenues in the statement of operations. As of September 30, 2020 and December 31, 2019, warranty reserves were recorded within accrued expenses of $38,326 and $27,375, respectively.

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of amounts due from invoiced customers and product deliveries and were as follows:

	September 30,	December 31,
	2020	2019
Trade receivables	$460,245	$107,230
Less: Allowance for doubtful accounts	(46,215)	(36,084)
	$414,030	$71,146

NOTE 5. INVENTORY

Inventory consisted of the following:

	September 30,	December 31,
	2020	2019
Finished goods	$403,072	$498,972
Work-in-progress	35,570	64,631
Raw materials	1,086,113	554,913
	$1,524,755	$1,118,516

Management has determined that no reserve for inventory obsolescence was required as of September 30, 2020 and December 31, 2019.

NOTE 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	September 30,	December 31,
	2020	2019
Prepaid final assembly services	$595,000	$-
Prepayments for inventory	976,512	-
Prepaid other	290,361	164,399
	$1,861,873	$164,399

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30,	December 31,
	2020	2019
Computer and equipment	$912,232	$520,586
Furniture and fixtures	126,625	111,347
Lease improvements	211,916	117,897
Prototypes	300,376	218,682
Rental fleet	270,616	272,116
Computer software	54,516	54,516
	1,876,281	1,295,144
Less: Accumulated depreciation	(1,064,054)	(805,778)
	$812,227	$489,366

Depreciation expense for the three and nine months ended September 30, 2020 was $86,664 and $258,276 and for the three and nine months ended September 30, 2019 was $101,819 and $309,599, respectively.

NOTE 8. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	September 30, 2020
				Weighted-
			Net	Average
	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period
Supply chain development	$395,249	$(267,235)	$128,014	1.30 yrs.
Patents and trademarks	67,776	(25,591)	42,185	2.49 yrs.
	$463,025	$(292,826)	$170,199

	December 31, 2019
				Weighted-
			Net	Average
	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period
Supply chain development	$395,249	$(193,127)	$202,122	2.30 yrs.
Patents	56,047	(14,044)	42,003	3.10 yrs.
	$451,296	$(207,171)	$244,125

Amortization expense for the three and nine months ended September 30, 2020 was $28,805 and $85,656 and for the three and nine months ended September 30, 2019 was $27,588 and $79,087, respectively. The definite lived intangible assets have no residual value at the end of their useful lives.

NOTE 9. FINANCING ARRANGEMENTS

The composition of the Company’s debt and financing obligations was as follows:

	September 30,	December 31,
	2020	2019
2019 $500,000 Founder Bridge Note	$-	$500,000
2019 Vendor Payable Conversion Note	-	137,729
2019 $1,000,000 Convertible Bridge Notes	-	1,000,000
2020 Paycheck Protection Program Term Note	218,000	-
Note payable – auto financing	23,399	28,555
	241,399	1,666,284
Less: debt discount	-	(341,310)
	241,399	1,324,974
Less: current portion	(7,393)	(1,006,947)
Long-term debt	$234,006	$318,027

2020 Paycheck Protection Program Term Note

In May 2020, the Company entered into a Paycheck Protection Program Term Note (the “PPP Note”) with Pacific Western Bank, NA in the amount of $218,000. The PPP Note was issued to the Company pursuant to the Coronavirus, Aid, Relief, and Economic Security Act’s (the “CARES Act”) (P.L. 116-136) Paycheck Protection Program (the “Program”). Under the Program, all or a portion of the PPP Note may be forgiven in accordance with the Program requirements. The PPP Note carries a maturity date of May 20, 2022, at a 1% interest rate. Interest expense for the three and nine months ended September 30, 2020 was $818. No payments are required for nine months from the date of issuance. The amount of the forgiveness shall be calculated (and may be reduced) in accordance with the requirements of the Program, including the provisions of the CARES Act. No more than 25% of the amount forgiven can be attributable to non-payroll costs, as defined in the Program.

Financing arrangements settled during the periods presented are as follows:

2019 $500,000 Founder Bridge Note

In October 2019, the Company received $500,000 under a 120-day bridge term loan (the “Founder Bridge Note”), bearing interest at the rate of 14% per annum, payable quarterly, from Mark Adams, a founding board member. As an inducement for the bridge loan, the Company granted Mr. Adams 143,975 shares of common stock. On December 13, 2019, Mr. Adams agreed to modify the terms of the note and extend the maturity date until April 30, 2021 in exchange for the issuance of 136,340 shares of common stock. A discount on debt of $343,746 was recorded and is being amortized over the life of the loan as a component of interest expense on the accompanying unaudited condensed consolidated statements of operations. The discount was calculated by allocating the relative fair value of the underlying equity grant, determined using the relative fair market value method to ascribe the value of the common stock at the time of the grant, relative to the face value of the loan to arrive at the total debt discount. On September 30, 2020, the Company repaid the Founder Bridge Note in full. The total amount paid was $517,405 consisting of $500,000 in principal and $17,405 in accrued interest. Interest expense for the three and nine months ended September 30, 2020 was $17,500 and $52,500, respectively, and $0 for the three and nine months ended September 30, 2019. Amortization expense on the discount on debt for the three and nine months ended September 30, 2020 was $58,655 and $103,603, respectively, and $0 for the three and nine months ended September 30, 2019. The Company reported a loss on the debt extinguishment related to the unamortized discount on debt of $193,693.

2019 Vendor Payable Conversion Note

In December 2019, a marketing firm agreed to convert 90% of trade accounts payable the Company owed that firm to a term loan with a principal amount of $137,729 and bearing interest at the rate of 15% per annum, payable quarterly, with a maturity date of May 31, 2021. The Company also issued the marketing firm 17,997 shares of common stock in conjunction with this term loan. A discount on debt of $46,683 was recorded and is being amortized over the life of the loan as a component of interest expense on the accompanying unaudited condensed consolidated statements of operations. The discount was calculated by allocating the relative fair value of the underlying equity issuance, determined using the relative fair market value method to ascribe the value of the common stock at the time of the issuance, relative to the face value of the loan to arrive at the total debt discount. On September 30, 2020, the Company repaid the conversion loan in full. The total amount paid was $143,454 consisting of $137,729 in principal and $5,725 in accrued interest. Interest expense for the three and nine months ended September 30, 2020 was $5,136 and $15,466, respectively, and $0 for the three and nine months ended September 30, 2019. Amortization expense on the discount on debt for the three and nine months ended September 30, 2020 was $8,003 and $24,009, respectively, and $0 for the three and nine months ended September 30, 2019. The Company reported a loss on the debt extinguishment related to the unamortized discount on debt of $20,007.

2019 $1,000,000 Convertible Bridge Notes

In December of 2019, the Company received cash in exchange for convertible promissory notes from five institutional lenders totaling $1,000,000. The maturity date of the notes was the earlier of (1) the closing of the Merger, (2) May 31, 2020, and (3) ninety (90) days if the Company determined not to proceed with the Merger. The notes accrued interest at five percent (5%). Immediately prior to the consummation of the Merger, the outstanding principal was converted into 1,030,585 shares of common stock. Interest expense for the three and nine months ended September 30, 2020 was $0 and $20,833, respectively, and $0 for the three and nine months ended September 30, 2019.

2019 $800,000 Convertible Notes

During the first quarter of 2019, the Company received cash in exchange for convertible promissory notes from seven individual lenders, totaling $800,000. The terms for the notes were sixty (60) days with an additional sixty-day extension to be exercised at the discretion of the Company. The notes accrued interest at twelve (12%) for the first sixty days and at fifteen percent (15%) for the sixty-day extension. The lenders had the option to convert the notes and accrued interest into AYRO Seed Preferred Stock (see Note 9) at $1.75 per share before the sixty-day extension period has expired. In May 2019, four lenders converted $350,000 of principle and $9,062 of accrued interest into 205,178 of AYRO Seed Preferred Stock. In September 2019, one lender converted $100,000 of convertible notes to a twelve-month term loan (see 2019 $250,000 Bridge Notes). Additionally, two lenders redeemed $60,000 in principal from their outstanding note. Warrants to purchase up to 26,586 of common stock at a price of $7.33 per share were issued in connection with the notes. The warrants issued have a five-year life. A discount on debt related to the warrant issuance of $69,174 was recorded and was amortized over the life of the notes as a component of interest expense on the accompanying unaudited condensed consolidated statements of operations. The discount was calculated by allocating the relative fair value of the underlying equity issuance, determined using the relative fair market value method to ascribe the value of the common stock at the time of the issuance, relative to the face value of the loan to arrive at the total debt discount. In December 2019, the remaining $290,000 in principal and associated accrued interest was converted to 343,482 shares of AYRO Seed Preferred Stock. Interest expense for the three and nine months ended September 30, 2020 was $0 and for three and nine months ended September 30, 2019 was $10,452 and $46,026, respectively. Amortization discount for the three and nine months ended September 30, 2020 was $0 and for three and nine months ended September 30, 2019 was $32,766 and $60,650, respectively.

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

2020 $500,000 Bridge Notes

In February 2020, the Company received cash in exchange for promissory notes from three institutional lenders totaling $500,000. The maturity date of the notes was the earlier of (1) the closing of the Merger, (2) May 31, 2020, and (3) ninety (90) days the Company determines not to proceed with the Merger. The notes accrued interest at seven percent (7%). Immediately after the consummation of the Merger, the notes were redeemed for cash. Interest expense for the three and nine months ended September 30, 2020, was $0 and $9,373, respectively, and $0 for the three and nine months ended September 30, 2019.

2020 $600,000 Bridge Notes

In April 2020, the Company issued a secured promissory note payable to an individual investor providing $600,000 of short-term financing. The notes carried an interest rate of fifteen percent (15%) and were to be repaid upon the earlier of (1) closing date of the pending the Merger and (2) July 14, 2020. Fifty percent (50%) of the principal amount was personally guaranteed by Mark Adams, a founding board member. In conjunction with the notes, 553,330 (276,665 shares of common stock representing two percent (2%) of the combined company’s post-merger outstanding common stock each) was issued to the lender and to Mr. Adams as compensation for his personal guarantee. A discount on debt of $462,013 was recorded in the transaction and was being amortized over the life of the note as a component of interest expense on the accompanying unaudited condensed consolidated statements of operations. The discount was calculated by allocating the relative fair value of the underlying equity issuance, determined using the relative fair market value method to ascribe the value of the common stock at the time of the issuance, relative to the face value of the loan to arrive at the total debt discount. Amortization expense for the discount on debt for the three and nine months ended September 30, 2020 was $0 and $108,788 for both periods and $0 for the three and nine months ended September 30, 2019. The note was fully repaid upon closing of the Merger. Interest expense for the three and nine months ended September 30, 2020 was $0 and $10,233 for both periods and $0 for the three and nine months ended September 30, 2019. The Company reported a loss on the debt extinguishment related to the unamortized discount on debt of $353,225.

NOTE 10. STOCKHOLDERS’ EQUITY

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

On July 6, 2020, the Company entered into a Securities Purchase Agreement with certain existing investors, pursuant to which the Company sold, in a registered public offering by the Company directly to the investors an aggregate of 3,157,895 shares of common stock, par value $0.0001 per share, at an offering price of $4.75 per share for gross proceeds of $15,000,000 before offering expenses of $1,249,200.

On July 21, 2020, the Company entered into a Securities Purchase Agreement with certain existing investors, pursuant to which the Company sold, in a registered public offering by the Company directly to the investors an aggregate of 1,850,000 shares of common stock, par value $0.0001 per share, at an offering price of $5.00 per share for gross proceeds of $9,250,000 before offering expenses of $740,000. Each purchaser also had the right to purchase, on or before October 19, 2020, additional shares of common stock (the “Additional Shares”) equal to the full amount of 75% of the common stock it purchased a the initial closing, or an aggregate of 1,387,500 shares, at price of $5.00 per share. On October 16, 2020, the Company entered into an addendum to the Agreement (the “Addendum”), which extended the deadline for each purchaser to exercise the right to purchase the Additional Shares by one year, to October 19, 2021.

During the nine months ended September 30, 2020, the Company issued 477,190 shares of common stock from the exercise of a nominal stock purchase warrant and received cash proceeds of $1,575.

During the nine months ended September 30, 2020, the Company issued 679,965 shares of common stock from the exercise of Prefunded Bridge Loan Warrants and received cash proceeds of $250.

During the nine months ended September 30, 2020, the Company issued 3,170,347 shares of common stock from the exercise of Bridge Loan Warrants and received cash proceeds of $2,871,704.

During July 2020, the Company issued 44,000 shares of common stock from the exercise of Series H-5 Warrants and received cash proceeds of $110,000.

During July 2020, the Company issued 225,590 shares of common stock from the conversion of 7,833 shares of Series H-6 Preferred Stock.

During the nine months ended September 30, 2020, the Company issued 1,030,585 shares of common stock from the conversion of the 2019 $1,000,000 Convertible Bridge Notes – See Note 9.

During the nine months ended September 30, 2020, the Company issued 2,332,396 shares of common stock from the closing of the Merger in consideration for $3,060,740 of cash and equity of Merger Sub.

During the nine months ended September 30, 2020, the Company issued 1,573,218 shares of common stock, par value $0.0001 per share, for proceeds of $2,000,000 net of offering fees and expenses of $611,557, pursuant to Stock Purchase Agreements entered into on December 19, 2019 as a component of the merger agreement and contingent upon closing of the Merger.

During the nine months ended September 30, 2020, the Company issued 1,037,496 shares of common stock to advisors in connection with the Merger. Additionally, the Company recorded $611,557 in fees and expenses paid in connection with the merger during the nine months ended September 30, 2020.

During the nine months ended September 30, 2020, the Company issued 2,007,194 shares of the common stock from the conversion of AYRO Seed Preferred Stock.

During the nine months ended September 30, 2020, the Company issued 436,368 shares of restricted common stock of which 15,115 shares were vested, at a stock price of $3.17 per share, pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan.

Preferred Stock

Upon closing of the Merger, the Company assumed the Series H, H-3 and H-6 preferred stock of DropCar, Inc., which respective conversion prices have been adjusted to reflect the May 2020 one-for-five reverse split.

Series H Convertible Preferred Stock

Under the terms of the Series H Certificate of Designation, each share of the Company’s Series H Convertible Preferred Stock (the “Series H Preferred Stock”) has a stated value of $154 and is convertible into shares of the Company’s Common Stock, equal to the stated value divided by the conversion price of $184.80 per share (subject to adjustment in the event of stock splits or dividends). The Company is prohibited from effecting the conversion of the Series H Preferred Stock to the extent that, as a result of such conversion, the holder would beneficially own more than 9.99%, in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon such conversion. In the event of liquidation, the holders of the Series H Preferred Stock are entitled, pari passu with the holders of common stock, to receive a payment in the amount the holder would receive if such holder converted the Series H Preferred Stock into common stock immediately prior to the date of such payment. As of September 30, 2020, such payment would be calculated as follows:

Number of Series H Preferred Stock outstanding as of September 30, 2020	8
Multiplied by the stated value	$154
Equals the gross stated value	$1,232
Divided by the conversion price	$184.80
Equals the convertible shares of Company Common Stock	7
Multiplied by the fair market value of Company Common Stock as of September 30, 2020	$2.96
Equals the payment	$21

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

In the event of liquidation, the holders of the Series H-3 Preferred Stock are entitled, pari passu with the holders of common stock, to receive a payment in the amount the holder would receive if such holder converted the Series H-3 Preferred Stock into common stock immediately prior to the date of such payment. As of September 30, 2020, such payment would be calculated as follows:

Number of Series H-3 Preferred Stock outstanding as of September 30, 2020	2,189
Multiplied by the stated value	$138
Equals the gross stated value	$302,082
Divided by the conversion price	$165.60
Equals the convertible shares of Company Common Stock	1,825
Multiplied by the fair market value of Company Common Stock as of September 30, 2020	$2.96
Equals the payment	$5,402

Series H-6 Convertible Preferred Stock

On February 5, 2020, the Company filed the Certificate of Designations, Preferences and Rights of the Series H-6 Preferred Stock (the “Series H-6 Certificate of Designation”) with the Secretary of State of the State of Delaware, establishing and designating the rights, powers and preferences of the Series H-6 Preferred Stock. The Company designated up to 50,000 shares of Series H-6 Preferred Stock and each share has a stated value of $72.00 (the “H-6 Stated Value”). Each share of Series H-6 Preferred Stock is convertible at any time at the option of the holder thereof, into a number of shares of common stock of the Company determined by dividing the H-6 Stated Value by the initial conversion price of $3.60 per share, which was then further reduced to $2.50 under the anti-dilution adjustment provision, subject to a 9.99% blocker provision. The Series H-6 Preferred Stock has the same dividend rights as the common stock, except as provided for in the Series H-6 Certificate of Designation or as otherwise required by law. The Series H-6 Preferred Stock also has the same voting rights as the common stock, except that in no event shall a holder of Series H-6 Preferred Stock be permitted to exercise a greater number of votes than such holder would have been entitled to cast if the Series H-6 Preferred Stock had immediately been converted into shares of common stock at a conversion price equal to $3.60. In addition, a holder (together with its affiliates) may not be permitted to vote Series H-6 Preferred Stock held by such holder to the extent that such holder would beneficially own more than 9.99% of our common stock. In the event of any liquidation or dissolution, the Series H-6 Preferred Stock ranks senior to the common stock in the distribution of assets, to the extent legally available for distribution.

The holders of Series H-6 Preferred Stock are entitled to certain anti-dilution adjustments if the Company issues shares of its common stock at a lower price per share than the applicable conversion price of the Series H-6 Preferred Stock. If any such dilutive issuance occurs prior to the conversion of the Series H-6 Preferred Stock, the conversion price will be adjusted downward to a price that cannot be less than 20% of the exercise price of $3.60.

In the event of liquidation, the holders of the Series H-6 Preferred Stock are entitled, pari passu with the holders of common stock, to receive a payment in the amount the holder would receive if such holder converted the Series H-6 Preferred Stock into common stock immediately prior to the date of such payment. As of September 30, 2020, such payment would be calculated as follows:

Number of Series H-6 Preferred Stock outstanding as of September 30, 2020	50
Multiplied by the stated value	$72
Equals the gross stated value	$3,600
Divided by the conversion price	$2.50
Equals the convertible shares of Company Common Stock	1,440
Multiplied by the fair market value of Company Common Stock as of September 30, 2020	$2.96
Equals the payment	$4,262

AYRO Series Seed Preferred Stock

Prior to the Merger, the Company was authorized to issue 8,472,500 shares of preferred stock, no par value, of which all were designated as Series Seed Preferred Stock. As of September 30, 2020, no shares of Series Seed Preferred Stock were issued and outstanding.

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

Series H-3 Warrants

The Series H-1 warrants transferred to AYRO as a result of the Merger and have an exercise price of $165.60 per share, subject to adjustments (the “Series H-3 Warrants”). Subject to certain ownership limitations, the Series H-3 Warrants are immediately exercisable from the issuance date and will be exercisable for a period of five (5) years from the issuance date.

Exercise of Series H-4 Warrants and Issuance of Series J Warrants

Series H-4 Warrants

The Series H-4 Warrants transferred to AYRO as a result of the Merger and have an exercise price of $15.60. The Series H-4 Warrants contain anti-dilution price protection that was trigger and cannot be less than $15.60 per share.

The terms of the Series J Warrants are substantially identical to the terms of the Series H-4 Warrants except that (i) the exercise price is equal to $30.00, (ii) the Series J Warrants may be exercised at all times beginning on the 6-month anniversary of the issuance date on a cash basis and also on a cashless basis, (iii) the Series J Warrants do not contain any provisions for anti-dilution adjustment and (iv) the Company has the right to require the Holders to exercise all or any portion of the Series J Warrants still unexercised for a cash exercise if the volume-weighted average price (as defined in the Series J Warrant) for the Company’s common stock equals or exceeds $45.00 for not less than ten consecutive trading days.

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

The H-5 Warrants are entitled to certain anti-dilution adjustments if the Company issues shares of its common stock at a lower price per share than the applicable exercise price (subject to a floor of $0.792 per share). An anti-dilution adjustment was triggered resulting in an adjusted exercise price per share from $3.96 to $2.50, resulting in an issuance of an additional 173,091 warrants that are exercisable at $2.50.

The Company considers the change in price due to the anti-dilution trigger related to the Series H-5 Warrants to be of an equity nature, as the issuance allowed the warrant holders to exercise warrants in exchange for common stock, which represents an equity for equity exchange. Therefore, the change in the fair value before and after the effect of the anti-dilution triggering event and the fair value of the Series H-5 warrants will be treated as a deemed dividend in the amount of $432,727. Cash received upon exercise in excess of par is accounted through additional paid in capital. The Company valued the deemed dividend as the difference between: (a) the modified fair value of the Series H-5 Warrants in the amount of $967,143 and (b) the fair value of the original award prior to the modification of $534,416. The warrants were valued using the Black-Scholes option pricing model on the date of the modification and issuance using the following assumptions: (a) fair value of common stock $2.77, (b) expected volatility of 89.96%, (c) dividend yield of 0%, (d) risk-free interest rate of 0.24%, and (e) expected life of 5 years.

The Series H-5 warrants were exercisable beginning June 6, 2020.

The Series I, H-1, H-3, H-4, J and H-5 Warrants expire through the years 2020-2024.

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

Other AYRO Warrants

On June 19, 2020, the Company agreed to issue finder warrants (the “June Finder Warrants”) to purchase 27,273 shares of the Company’s common stock at an exercise price of $2.75 per share to a finder or its designees, and the Company agreed to issue warrants to Palladium (the “June Placement Agent Warrants”) to purchase 126,000 shares of the Company’s common stock at an exercise price of $2.875 per share to a previous placement agent. The June Finder Warrants and June Placement Agent Warrants terminate after a period of 5 years on June 19, 2020.

On July 8, 2020, the Company agreed to issue finder warrants (the “July 8 Finder Warrants”) to purchase 71,770 shares of the Company’s common stock at an exercise price of $5.225 per share to a finder or its designees, and the Company agreed to issue warrants to Palladium (the “July 8 Placement Agent Warrants”) to purchase 147,368 shares of the Company’s common stock at an exercise price of $5.4625 per share to a previous placement agent. The July 8 Finder Warrants and July 8 Placement Agent Warrants terminate after a period of 5 years on July 8, 2020.

On July 22, 2020, the Company agreed to issue warrants to Palladium (the “July 22 Placement Agent Warrants”) to purchase 129,500 shares of the Company’s common stock at an exercise price of $5.750 per share to a previous placement agent. The July 22 Finder Warrants and July 22 Placement Agent Warrants terminate after a period of 5 years on July 22, 2020.

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2019	461,647	$7.33	4.22
Assumed as part of the Merger	413,449	$14.11
Granted	5,520,807	$1.18
Exercised	(4,371,492)	$0.74
Outstanding at September 30, 2020	2,024,411	$6.17	4.17

NOTE 11. STOCK BASED COMPENSATION

AYRO 2020 Long Term Incentive Plan

On May 28, 2020, the Company’s shareholders approved the AYRO, Inc. 2020 Long Term Incentive Plan for future grants of stock options and warrants. During the six months ended June 30, 2020, 38,211 shares of restricted stock units were awarded to the directors of DropCar prior to the Merger and 25,000 shares of restricted stock have been granted to the former DropCar principals as final consideration pursuant to the AYRO 2020 Long Term Incentive Plan. The value of the services underlying the RSU grants were recorded prior to the Merger. Additionally, in September 2020, the Company issued 436,368 shares of restricted stock to current directors and options to purchase 741,686 shares of common stock to the executive officers. The Company recognized compensation expense during the quarter ended September 30, 2020 of $47,917 and will record approximately an additional $1,335,000 of compensation expense upon vesting of the restricted stock grants as of December 31, 2020. The options to executive officers are recorded as compensation expense over their three-year vesting schedules based on the Black-Scholes valuation calculation. The Company has reserved a total of 2,289,650 shares of its common stock pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, including shares of restricted stock that have been issued. The Company has 1,048,385 stock options remaining under this plan as of September 30, 2020.

AYRO 2017 Long Term Incentive Plan

Prior to the Merger, the Company granted stock options and warrants pursuant to the 2017 Long Term Incentive Plan effective January 1, 2017.

DropCar Amended and Restated 2014 Equity Incentive Plan

The DropCar Amended and Restated 2014 Equity Incentive Plan was amended in 2018 to increase the number of shares of Company common stock available for issuance, the 2014 Equity Incentive Plan (the “2014 Plan”), with 141,326 shares of common stock reserved for issuance. and there are options to purchase 76,069 shares outstanding as of September 30, 2020. As of September 30, 2020, there were zero shares available for grant under the 2014 Plan.

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

The Company uses the following inputs when valuing stock-based awards.

	Period Ending September 30,
	2020	2019
Expected life (years)	5.0	5.0
Risk-free interest rate	0.24%	1.56%
Expected volatility	89.96%	68.4%
Total grant date fair value	$2.30 to $3.63	$1.47 to $3.92

The expected life of the employee stock options was estimated using the “simplified method,” as the Company has no historical information to develop reasonable expectations about future exercise patterns and employment duration for its stock option grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The expected life of awards that vest immediately use the contractual maturity since they are vested when issued. For stock price volatility, the Company uses public company compatibles and historical private placement data as a basis for its expected volatility to calculate the fair value of option grants. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option at the grant-date.

Stock-based compensation, including stock options and warrants is included in the unaudited condensed consolidated statement of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$15,873	$50,552	$47,618	$126,858
Sales and marketing	$28,991	$935	$101,695	$10,938
General and administrative	$122,905	$701,008	$325,862	$1,222,827
Total	$167,769	$752,495	$475,175	$1,360,623

Total compensation cost related to non-vested stock option awards not yet recognized as of September 30, 2020 was $637,081 and will be recognized on a straight-line basis through the end of the vesting periods September 2022. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

The following table reflects the stock option activity for the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Contractual Life (Years)

Outstanding at December 31, 2019	996,645	$3.249	5.73
Assumed as part of the Merger	61,440	46.950
Granted	750,671	3.176
Forfeitures	(27,268)	2.861

Outstanding at September 30, 2020	1,781,488	$4.546	5.70

Of the outstanding options, 770,530 were vested and exercisable as of September 30, 2020.

Restricted Stock

Pursuant to the Rodney Keller employment agreement, Mr. Keller is entitled to a grant of restricted stock shares based on achievement of certain milestones. On September 29, 2020, Mr. Keller was awarded the Keller Award, consisting of options to purchase 651,250 shares of restricted stock. No milestones have been achieved to date. Management has determined that neither the original award nor the modification qualifies as “probable” under the terms of ASC 718-10-25-20. Therefore, no compensation expense is required to be accrued.

NOTE 12. CONCENTRATIONS AND CREDIT RISK

Revenues

One customer accounted for approximately 83% and 75% of the Company’s revenues for the nine months ended September 30, 2020 and 2019, respectively. One customer accounted for approximately 84% and 69% of the Company’s revenues for the for the three months ended September 30, 2020 and 2019, respectively.

Accounts Receivable

One customer accounted for approximately 80% the Company’s gross accounts receivable as of September 30, 2020. One customer accounted for approximately 69% the Company’s gross accounts receivable as of December 31, 2019.

Purchasing

One supplier, a related party – see Note 13 – accounted for approximately 73% and 68% of the Company’s purchases of raw materials for the three and nine months ended September 30, 2020 and 17% and 66% for the three and nine months ended September 30, 2019, respectively.

NOTE 13. RELATED PARTY TRANSACTIONS

The Company had received short-term expense advances from its founders. As of September 30, 2020 and December 31, 2019, the amounts outstanding were $15,000 and recorded as a component of accounts payable on the accompanying unaudited condensed consolidated balance sheets.

In October 2019, the Company received $500,000 and issued a term loan from a founding board member. Furthermore, the Company granted 143,975 shares of the Company’s common stock as and in December 2019, the Company granted an additional 136,340 shares of the Company’s common stock to as consideration for extending the term date of the loan to April 30, 2021. This note and accrued interest were paid in full in September 2020, see 2019 $500,000 Founder Bridge Note – Note 9.

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

Effective January 1, 2019, the Company agreed to an amendment with SI to reduce the royalty percentage to 0.5%. In relation to this amendment, the Company granted the SI members an additional 381,752 stock options to vest over a nine-month vesting term. On October 15, 2019, the Company and the SI members agreed to terminate the agreement in full in exchange for 231,778 shares of the Company’s common stock. Stock-based compensation of $908,650 was recorded on the transaction in October 2019.

On December 9, 2019, the Company and the SI members agreed to cancel the outstanding options to purchase 477,190 shares of the Company’s common stock in exchange for 434,529 shares of the Company’s common stock. Stock-based compensation of $1,496,343 was recorded for the transaction in December 2019.

On April 1, 2017, the Company entered into a fee-for-service agreement with SI. In return for accounting, marketing, graphics and other services, the Company pays fixed, market-standard hourly rates under the shared services agreement as services are rendered. As of September 30, 2020 and December 31, 2019, the Company had a balance outstanding to SI for $12,150 for both periods included in accounts payable. Total expenses paid or payable SI were $0 and $55,748 for the nine months ended September 30, 2020 and 2019, respectively. Total expenses paid or payable to SI were $0 and $12,000 for the three months ended September 30, 2020 and 2019, respectively.

In January 2019, the Company entered into a fee-for-service consulting agreement with Sustainability Consultants, LLC, an entity that is controlled by principal stockholders of the Company. In exchange for consulting services provided, the Company paid $189,238 in consulting fees to the firm during the nine months ended September 30, 2019. Additionally, the Company granted warrants to purchase 177,924 shares of the Company’s common stock. The warrants have an exercise price of $7.33 per share with a five-year life. Stock-based compensation consulting expense of $260,733 was recorded in the general and administrative expenses on the statement of operations in the fourth quarter of 2019 in conjunction with the warrant grant – see Note 10. The Company also granted 67,488 shares of the Company’s common stock and recorded stock-based compensation of $232,403 in the general and administrative expenses on the statement of operations for the fourth quarter of 2019 related to the common stock transaction.

NOTE 14. COMMITMENTS AND CONTINGENCIES

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

The Company’s lease does not contain any residual value guarantees or material restrictive covenants. Leases with a lease term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. The remaining term as of September 30, 2020 is 6.50 years. The Company currently has no finance leases.

During the three and nine months ended September 30, 2020, cash paid for amounts included in the measurement of lease liabilities- operating cash flows from operating lease was $57,365 and $144,977, respectively. The components of lease expense consist of the following:

	Three months ended September 30, 2020	Nine months ended September 30, 2020
Operating lease expense	$61,196	$168,260
Short-term lease expense	10,763	65,801
Total lease cost	$71,959	$234,061

Balance sheet information related to leases consists of the following:

September 30, 2020
Assets
Operating lease – right-of-use asset	$1,130,233
Total lease assets	$1,130,233

Liabilities
Current liabilities:
Lease obligation – operating lease	$118,466
Noncurrent liabilities:
Lease obligation - operating lease, net of current portion	1,035,051
Total lease liability	$1,153,517

The weighted-average remaining lease term and discount rate is as follows:

Weighted average remaining lease term (in years) – operating lease	6.50
Weighted average discount rate – operating lease	10.41%

Cash flow information related to leases consists of the following:

Nine months ended September 30, 2020
Operating cash flows for operating leases	$57,163
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$1,210,680

As previously discussed, the Company adopted Topic 842 by applying the guidance at adoption date, January 1, 2019. As required, the following disclosure is provided for periods prior to adoption, which continue to be presented in accordance with ASC 842. Future minimum lease payment under non-cancellable lease as of September 30, 2020 are as follows:

As of September 30, 2020	Operating Leases
2020, remaining	$57,365
2021	234,628
2022	240,985
2023	247,533
2024	254,277
2025 and thereafter	574,530
Total minimum lease payments	1,609,318
Less effects of discounting	(455,801)
Present value of future minimum lease payments	$1,153,517

Supply Chain Agreements

In 2017, the Company executed a supply chain contract with Cenntro Automotive Group (“Cenntro”), the Company’s primary supplier, a manufacturer located in the Peoples’ Republic of China. Prior to the Merger, Cenntro was a significant shareholder in AYRO Operating. Currently, the Company purchases 100% of its vehicle chassis, cabs and wheels through this supply chain relationship with Cenntro. The Company must sell a minimum number of units in order to maintain its exclusive supply chain contract. The company was in default of the original exclusive term of the contract; however, in 2019, the contract was amended to remove the default clause. In December 2019, Cenntro, agreed to convert $1,100,000 of trade accounts payable due from the Company to 1,100,000 shares of the Company’s Seed Preferred Stock. As of September 30, 2020 and December 31, 2019, the amounts outstanding to Cenntro as a component of accounts payable were $262,817 and $83,955, respectively. Under a memo of understanding signed between the Company and Cenntro on March 22, 2020, the Company agrees to purchase 300 units within the following twelve months of signing the memo of understanding, and 500 and 800 in each of the following respective twelve-month periods. On July 9, 2020, in exchange for certain percentage discounts for raw materials, the Company made a $1.2 million prepayment for inventory. As of September 30, 2020, the prepayment deposit was $976,512.

Manufacturing Agreements

On September 25, 2020, AYRO entered into a Master Manufacturing Services Agreement with Karma Automotive, LLC (“Karma”). The term of the contract is for 12 months. Pursuant to the agreement Karma will provide certain manufacturing services under an attached statement of work including final assembly, raw material storage and logistical support of AYRO’s vehicles in return for compensation of $1,160,800. The Company paid Karma an amount of $520,000 and paid an advisor to the transaction $75,000 due at signing of the contract. The payment was recorded as prepaid expense as of September 30, 2020.

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

Other

As of January 1, 2019, DropCar Operating, Inc. (“DropCar”) had accrued approximately $232,000 for the settlement of multiple employment disputes. As of September 30, 2020, approximately $5,603 remained accrued as accounts payable and accrued expenses for the settlement of the final remaining employment dispute.

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

DropCar was a defendant in a class action lawsuit which resulted in a judgement entered into whereby the Company is required to pay legal fees in the amount of $45,000 to the plaintiff’s counsel. As of September 30, 2020, the balance due remains $45,000. This amount was included in the $186,000 of prefunded liabilities assumed by AYRO in the Merger – See Note 1.

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

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” and “would” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, future financial and operating results, the company’s plans, objectives, expectations and intentions and other statements that are not historical facts. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations, or projections described under the sections in this Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These risks and uncertainties include, but are not limited to:

●	we may be acquired by a third party based on preexisting agreements;

●	we have a history of losses and have never been profitable, and we expect to incur additional losses in the future and may never be profitable;

●	the market for our products is developing and may not develop as expected;

●	our business is subject to general economic and market conditions;

●	our business, results of operations and financial condition may be adversely impacted by public health epidemics, including the recent COVID-19 outbreak;

●	our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of any investment in our securities;

●	we may experience lower-than-anticipated market acceptance of our vehicles;

●	developments in alternative technologies or improvements in the internal combustion engine may have a materially adverse effect on the demand for our electric vehicles;

●	the markets in which we operate are highly competitive, and we may not be successful in competing in these industries;

●	a significant portion of our revenues are derived from a single customer;

●	we rely on and intend to continue to rely on a single third-party supplier for the sub-assemblies in semi-knocked-down for all of our vehicles;

●	we may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims;

●	the range of our electric vehicles on a single charge declines over time, which may negatively influence potential customers’ decisions whether to purchase our vehicles;

●	increases in costs, disruption of supply or shortage of raw materials, in particular lithium-ion cells, could harm our business;

●	our business may be adversely affected by labor and union activities;

●	we will be required to raise additional capital to fund our operations, and such capital raising may be costly or difficult to obtain and could dilute our stockholders’ ownership interests, and our long-term capital requirements are subject to numerous risks;

●	increased safety, emissions, fuel economy, or other regulations may result in higher costs, cash expenditures, and/or sales restrictions;

●	we may fail to comply with environmental and safety laws and regulations;

●	our proprietary designs are susceptible to reverse engineering by our competitors;

●	if we are unable to protect the confidentiality of our trade secrets or know-how, such proprietary information may be used by others to compete against us;

●	Should we begin transacting business in other currencies, we are subject to exposure from changes in the exchange rates of local currencies; and

●	we are subject to governmental export and import controls that could impair our ability to compete in international market due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

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

On July 6, 2020, AYRO entered into a Securities Purchase Agreement with certain institutional and accredited investors, pursuant to which AYRO agreed to issue and sell in a registered direct offering an aggregate of 3,157,895 shares of common stock of AYRO, par value $0.0001 per share, at an offering price of $4.75 per share, for gross proceeds of approximately $15.0 million before the deduction of fees and offering expenses.

On July 21, 2020, AYRO entered into a Securities Purchase Agreement with certain institutional and accredited investors, pursuant to which AYRO agreed to issue and sell in a registered direct offering an aggregate of 1,850,000 shares of common stock of AYRO, par value $0.0001 per share, at an offering price of $5.00 per share, for gross proceeds of approximately $9.25 million before the deduction of fees and offering expenses. Each purchaser also had the right to purchase, on or before October 19, 2020, additional shares of common stock (the “Additional Shares”) equal to the full amount of 75% of the common stock it purchased at the initial closing, or an aggregate of 1,387,500 shares, at a price of $5.00 per share. On October 16, 2020, the Company entered into an addendum to the Agreement (the “Addendum”), which extended the deadline for each purchaser to exercise the right to purchase the Additional Shares by one year, to October 19, 2021.

On September 25, 2020, AYRO entered into a Master Manufacturing Services Agreement with Karma Automotive, LLC (“Karma”). The term of the contract is for 12 months. Pursuant to the agreement Karma will provide certain manufacturing services under an attached statement of work including final assembly, raw material storage and logistical support of AYRO’s vehicles in return for compensation of $1,160,800. The Company paid Karma an amount of $520,000 and paid an advisor to the transaction $75,000 due at signing of the contract. The payment was recorded as prepaid expense as of September 30, 2020.

Transactions Related to the Merger

Simultaneous with the signing of the Merger Agreement, accredited investors, including certain investors in DropCar, purchased $1.0 million of AYRO Operating’s convertible bridge notes bearing interest at the rate of 5% per annum (the “Bridge Notes”). The Bridge Notes automatically converted into 1,030,584 shares of AYRO Operating Common Stock immediately prior to the consummation of the Merger representing an aggregate of 7.45% of the outstanding common stock of the combined company after giving effect to the Merger. Pursuant to the terms of the Bridge Notes, immediately prior to the closing of the Merger, the five lenders received warrants to purchase 1,030,585 shares of AYRO Operating Common Stock at an exercise price of $1.1159 per share.

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

As additional consideration to the lead investor in the AYRO Private Placement, AYRO Operating also entered into a stock subscription agreement with the lead investor, pursuant to which, immediately prior to the Merger, AYRO Operating issued pre-funded warrants to purchase an aggregate of 477,190 shares of AYRO Operating Common Stock for the nominal per share purchase price of $0.000367 per share.

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

Three months ended September 30, 2020 compared to September 30, 2019

	For the three months ended
	September 30,
	2020	2019
Revenue	$388,654	$265,481
Cost of goods sold	326,671	202,029
Gross profit	61,983	63,452
Operating expenses:
Research and development	664,145	297,680
Sales and marketing	304,880	432,275
General and administrative	1,482,018	1,411,376
Total operating expenses	2,451,043	2,141,331
Loss from operations	(2,389,060)	(2,077,879)
Other (expense) income:
Other income	17,503	1,142
Interest expense	(95,469)	(65,103)
Loss on extinguishment of debt	(213,700)	-
Net loss	$(2,680,726)	$(2,141,840)
Deemed dividend on modification of Series H-5 warrants	(432,727)	-
Net loss Attributable to Common Stockholders	$(3,113,453)	$(2,141,840)

Weighted-average common shares outstanding	23,599,967	2,793,592

Net loss per common share	$(0.13)	$(0.77)

Revenue

For the three months ended September 30, 2020, total revenue increased by $123,173, or 46.4%, as compared to the same period in 2019. The increase in revenue was primarily due to the volume increase in vehicle sales and the sales of time-of-order options for our vehicles and specialty product sales.

Cost of goods sold and gross profit

Cost of goods sold increased by $124,642, or 61.7% for the three months ended September 30, 2020, as compared to the same period in 2019, corresponding with the increase in revenue and the increase in the production of time-of order options for our vehicles and specialty products.

Gross margin percentage was 15.9% for the three months ended September 30, 2020, as compared to 23.9% for the three months ended September 30, 2019. The decrease in gross margin percentage was primarily due to the initial one-time costs absorbed into our first production runs of certain of our time-of-order options.

Research and development expense

Research and development expense increased by $366,465, or 123.1%, for the three months ended September 30, 2020, as compared to the same period in 2019. The following expenses contributed to the increase for the three months ended September 30, 2020 as compared to the same period in 2019: contracting for professional service and design costs increased by $122,958; salaries and wages increased by $223,542 due to staff additions; travel and entertainment increased by $38,364; and shop supplies increased by $13,680. The increases in both salaries and professional services expenses are due to the increase in the engineering investment of our product portfolio. Stock-based compensation decreased by $34,679 due to recognition of stock-based compensation in 2019, which was not repeated in 2020.

Sales and marketing expense

Sales and marketing expense decreased by $127,395, or -29.5%, for the three months ended September 30, 2020, as compared to same period in 2019. The decrease was primarily due to a $188,373 reduction in contracting for professional service. Discretionary marketing programs decreased by $40,351 due to a reduction in marketing programs and marketing firm support in 2020 versus the same period in 2019. Marketing expense for contractors and programs decreased in 2020 from 2019 due to the company redirecting its marketing focus in-house. Salaries and wages increased by $69,733 in 2020 versus the same period in 2019 due to the addition of our Chief Marketing Officer and Chief of Business Development and other resources. Stock-based compensation increased by $29,926 for the three months ended September 30, 2020, as compared to the same period in 2019, as a result of the addition of our Chief Marketing Officer and Chief of Business Development.

General and administrative expenses

General and administrative expense increased by $70,642, or 5.0%, for the three months ended September 30, 2020, as compared to the same period in 2019. The following expenses contributed to the increase for the three months ended September 30, 2020, as compared to the same period in 2019. Contracting for professional services increased by $362,895, primarily a result of additional audit, legal and investor relations expenses incurred to support public reporting requirements. Board compensation expense increased by $100,162. Salaries increased by $62,504 due to corporate expansion. Other public company-related expenses increased by $77,964. Stock-based compensation expense decreased by $536,788, primarily due to the expense of director equity awards in 2019, not repeated in 2020. Additionally, the Company temporarily paid rent for two locations for the three months ended September 30, 2019, versus the same period in 2020, resulting in a lower rent expense for the three months ended September 30, 2020.

Other income and expense

Other income increased by $16,361, due to an incentive received for hiring additional personnel in the city of Round Rock, part of the city’s standard economic development grant. Interest expense increased $30,366, for the three months ended September 30, 2020, as compared to the same period in 2019, primarily due to the increase in the discount on debt recorded from the equity issuances associated with certain debt instruments issued prior to the Merger. Interest expense in the three months ended September 30, 2020 also includes noncash amortization of warrant discounts issued in conjunction with certain debt offerings. A loss on the extinguishment of debt related to the early redemptions of the 2020 $137,729 note previously converted from a vendor payable was recorded for $20,007, and a loss on the extinguishment of debt for the $500,000 Founder Bridge Note was recorded for $193,693.

Nine months ended September 30, 2020 compared to September 30, 2019

The following table sets forth AYRO’s results of operations for the nine months ended September 30, 2020 and 2019.

	For the nine months ended
	September 30,
	2020	2019
Revenue	$821,398	$745,530
Cost of goods sold	645,463	577,539
Gross profit	175,935	167,991
Operating expenses:
Research and development	999,449	780,605
Sales and marketing	863,400	932,902
General and administrative	3,445,749	3,437,176
Total operating expenses	5,308,598	5,150,683
Loss from operations	(5,132,663)	(4,982,692)
Other income and expense:
Other income	17,523	1,198
Interest expense	(324,670)	(233,084)
Loss on extinguishment of debt	(566,925)	-
Net loss	$(6,006,735)	$(5,214,578)
Deemed dividend on modification of Series H-5 warrants	(432,727)	-
Net loss Attributable to Common Stockholders	$(6,439,462)	$(5,214,578)

Weighted-average common shares outstanding	11,896,906	2,894,374

Net loss per common share	$(0.54)	$(1.80)

Revenue

For the nine months ended September 30, 2020, total revenue increased by $75,868, or 10.2%, as compared to the same period in 2019. The increase in revenue was primarily due to the volume increase in vehicle sales and the sales of time-of-order options for our vehicles and specialty product sales.

Cost of goods sold and gross profit

Cost of goods sold increased by $67,924 for the nine months ended September 30, 2020, as compared to the same period in 2019, corresponding with the increase in revenue and the increase in the production of time-of order options for our vehicles and specialty products.

Gross profit percentage was 21.4% for the nine months ended September 30, 2020, as compared to 22.5% for the nine months ended September 30, 2019. The decrease in gross profit percentage was primarily due to the initial one-time costs absorbed into our first production runs of certain of our time-of-order options.

Research and development expense

Research and development expense increased by $218,844, or 28.0%, for the nine months ended September 30, 2020, as compared to the same period in 2019. The following expenses contributed to the increase for the nine months ended September 30, 2020, as compared to the same period in 2019. Salaries and wages increased by $222,612 due to staff additions and stock-based compensation decreased by $79,240. The increases in research and development expenses are due to the increase in the engineering investment of our product portfolio Additionally, travel and entertainment increased by $41,171, and warehouse and fulfillment increased by $15,998.

Sales and marketing expense

Sales and marketing expense decreased by $69,502, or -7.5%, for the nine months ended September 30, 2020, as compared to same period in 2019. The increase in salaries and wages of $289,354 for the nine months ended September 30, 2020 versus the same period in 2019 was due to the addition of our Chief Marketing Officer and Chief of Business Development and other sales resources. Stock-based compensation increased by $90,757 for the nine months ended September 30, 2020, as compared to the same period in 2019 as a result of the addition of our Chief Marketing Officer and Chief of Business Development. These increases were partially offset by a decrease in marketing programs and marketing firm support of $432,064 for the nine months ended September 30, 2020 versus the same period in 2019. The reduction in marketing expense for contractors and programs decreased in 2020 from 2019 due to the company redirecting its marketing efforts in-house.

General and administrative expenses

General and administrative expense increased by $8,573, or 0.2%, for the nine months ended September 30, 2020, as compared to the same period in 2019. The following expenses contributed to the increase for the nine months ended September 30, 2020, as compared to the same period in 2019. Contracting for professional services increased by $519,900, primarily a result of additional audit, legal and investor relations expenses incurred to support public reporting requirements. The Company relocated to larger facilities in January 2020, resulting in a $65,364 increase in rent and utilities expense. Board compensation expense increased by $131,829. Other public company-related expenses increased by $127,972. Stock-based compensation decreased by $783,611, primarily due to the expense of director equity awards in 2019, not repeated in 2020.

Other income and expense

Other income increased by $16,325, due to an incentive received for hiring additional personnel in the city of Round Rock, part of the city’s standard economic development grant. Interest expense increased $91,586 for the nine months ended September 30, 2020, as compared to the same period in 2019, primarily due to the increase in the discount on debt recorded from the equity issuances associated with certain debt instruments issued prior to the Merger. Interest expense in 2020 also includes non-cash amortization of warrant discounts issued in conjunction with certain debt offerings. A loss on the extinguishment of debt related to the early redemption of the 2020 $1,237,729 private investor note, the Founder Bridge Note and vendor payable conversion note was recorded for $566,925.

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

Below is a reconciliation of Adjusted EBITDA to net loss for the three months ended September 30, 2020 and 2019.

	For the three months ended
	September 30,
	2020	2019
Net Loss	$(2,680,726)	$(2,141,840)
Depreciation and Amortization	115,468	129,407
Stock-based compensation expense	167,769	752,965
Amortization of Discount on Debt	66,659	32,767
Interest expense	28,809	32,336
Loss on extinguishment of debt	213,700	-
Adjusted EBITDA	$(2,088,321)	$(1,194,365)

Below is a reconciliation of Adjusted EBITDA to net loss for the nine months ended September 30, 2020 and 2019.

	For the nine months ended
	September 30,
	2020	2019
Net Loss	$(6,006,735)	$(5,214,578)
Depreciation and Amortization	343,932	388,686
Stock-based compensation expense	475,175	1,360,623
Amortization of Discount on Debt	236,398	60,650
Interest expense	88,272	172,434
Loss on extinguishment of debt	566,925	-
Adjusted EBITDA	$(4,296,033)	$(3,232,185)

Liquidity and Capital Resources

As of September 30, 2020, AYRO had approximately $27,916,838 in cash and working capital of approximately $29,900,000. As of December 31, 2019, AYRO had approximately $641,822 in cash and working capital deficit of approximately $(395,000). The increase in working capital was primarily a result of our capital raising activities during June and July of 2020 in addition to the Merger.

AYRO’s sources of cash since AYRO’s inception have been predominantly from the sale of equity and debt.

In October 2019, AYRO raised $500,000 in a 120-day short-term loan from Mark Adams. This loan has a 14% interest rate per annum, payable quarterly and an equity incentive of 143,795 shares of AYRO Operating common stock. In December 2019, this loan term was extended to April 30, 2021 in exchange for the issuance of 136,340 shares of AYRO Operating common stock. The loan was repaid September 30, 2020.

On June 17, 2020, AYRO entered into a Securities Purchase Agreement with certain institutional and accredited investors, pursuant to which AYRO agreed to issue and sell in a registered direct offering an aggregate of 2,200,000 shares of common stock of AYRO, par value $0.0001 per share, at an offering price of $2.50 per share, for gross proceeds of approximately $5.5 million before the deduction of fees and offering expenses of $435,000.

On July 6 2020, AYRO entered into a Securities Purchase Agreement with certain institutional and accredited investors, pursuant to which AYRO agreed to issue and sell in a registered direct offering an aggregate of 3,157,895 shares of our common stock, par value $0.0001 per share, at an offering price of $4.75 per share, for gross proceeds of approximately $15.0 million before the deduction of fees and offering expenses of $1,249,199.

On July 23 2020, AYRO entered into a Securities Purchase Agreement with certain institutional and accredited investors, pursuant to which AYRO agreed to issue and sell in a registered direct offering an aggregate of 1,850,000 shares of our common stock, par value $0.0001 per share, at an offering price of $5.00 per share, for gross proceeds of approximately $9.25 million before the deduction of fees and offering expenses of $740,000. Each purchaser also had the right to purchase, on or before October 19, 2020, additional shares of common stock (the “Additional Shares”) equal to the full amount of 75% of the common stock it purchased a the initial closing, or an aggregate of 1,387,500 shares, at price of $5.00 per share. On October 16, 2020, the Company entered into an addendum to the Agreement (the “Addendum”), which extended the deadline for each purchaser to exercise the right to purchase the Additional Shares by one year, to October 19, 2021.

Between May 28, 2020 (the Merger closing) and September 30, 2020, holders of warrants have converted warrants to purchase 4,371,502 shares of AYRO’s common stock for aggregate gross proceeds to AYRO of approximately $2,983,527.

AYRO’s business is capital intensive, and future capital requirements will depend on many factors including AYRO’s growth rate, the timing and extent of spending to support development efforts, the expansion of AYRO’s sales and marketing teams, the timing of new product introductions and the continuing market acceptance of AYRO’s products and services. The Company is subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, competition from larger companies, other technology companies and other technologies. Based on the foregoing and approximately an additional $24,800,000 raised subsequent to June 30, 2020, management believes that the existing cash at September 30, 2020 will be sufficient to fund operations for at least the next twelve months following the date of this report.

Summary of Cash Flows

The following table summarizes AYRO’s cash flows for the nine months ended September 30, 2020 and 2019.

	For the nine months ended
	September 30,
	2020	2019
Cash Flows:
Net cash used in operating activities	$(6,542,495)	$(3,168,709)
Net cash provided by (used in) investing activities	$2,467,873	$(322,773)
Net cash provided by financing activities	$31,349,638	$3,513,062

Operating Activities

During the nine months ended September 30, 2020, AYRO used $6,542,495 in cash from operating activities, an increase in use of $3,373,786 when compared to the cash used in operating activities of $3,168,709 during the same period in 2019. The increase in cash used by operating activities was primarily a result of prepayments for inventory and manufacturing services, payments of accrued expenses, purchases of inventory and an increase in our operating loss as we continue to build our core business. This was offset by a reduction in cash used from the Company’s payments of outstanding accounts payable to Cenntro in March 2019 that did not occur in 2020.

AYRO’s ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of AYRO’s accounts receivable, inventory turns and AYRO’s ability to manage other areas of working capital.

Investing Activities

During the nine months ended September 30, 2020, AYRO provided cash of $2,467,873 in investing activities as compared to $322,773 cash used during the same period in 2019, an increase of $2,790,646. The net increase was primarily due to proceeds of $3,060,740 from the merger with ABC Merger Sub, Inc.

Financing Activities

During the nine months ended September 30, 2020, AYRO generated $500,000 of debt financing from certain DropCar investors and $600,000 of debt financing from a private investor, both of which notes were repaid upon closing of the Merger. Additionally, in May 2020, we received $218,000 in a Paycheck Protection Program loan (“PPP Loan”) from our bank. The debt proceeds were netted with $1,742,884 of loan repayments and $28,790,995 in generation of proceeds from the issuance of common stock, net of fees and expenses, as compared to the cash generated of $2,527,436 during the same period in 2019. During the nine months ended September 30, 2019, $2,527,436 was generated through the sale of AYRO’s Preferred Stock. Additionally, $800,000 in proceeds were received from the sale of promissory notes convertible into AYRO’s Series Seed 2 Preferred Stock, $250,000 in proceeds were received from the sale of promissory term notes, and a short-term loan of $50,000 was received and repaid in the first quarter of 2019, netted with $114,744 of repayment of loan principal. In addition, during the nine months ended September 30, 2020, the Company generated $2,983,527 from the exercise of warrants. No warrants were exercised in 2019.

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

Related Party Transactions

In October 2019, the Company received $500,000 and issued a term loan from a founding board member. Furthermore, the Company granted 143,975 shares of common stock as and in December, 2019, the Company granted an additional 136,340 shares of common stock (after giving effect to the Exchange Ratio, Reverse Stock Split and Stock Dividend) to as consideration for extending the term date of the loan to April 30, 2021. In September 2020, the loan principal and accrued interest were paid in full.

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

Effective January 1, 2019, the Company agreed to an amendment with SI to reduce the royalty percentage to 0.5%. In relation to this amendment, the Company granted the SI members an additional 381,752 stock options to vest over a nine-month vesting term. On October 15, 2019, the Company and the SI members agreed to terminate the agreement in full in exchange for 231,778 shares of the Company’s common stock. Stock-based compensation of $908,650 was recorded on the transaction in October 2019.

On December 9, 2019, the Company and the SI members agreed to cancel the outstanding options to purchase 477,190 shares of the Company’s common stock in exchange for 434,529 shares of the Company’s common stock. Stock-based compensation of $1,496,343 was recorded for the transaction in December 2019.

On April 1, 2017, the Company entered into a fee-for-service agreement with SI. In return for accounting, marketing, graphics and other services, the Company pays fixed, market-standard hourly rates under the shared services agreement as services are rendered. As of September 30, 2020 and December 31, 2019, the Company had a balance outstanding to SI for $12,150 for both periods included in accounts payable. Total expenses paid or payable to SI were $0 and $55,748 for the nine months ended September 30, 2020 and 2019, respectively. Total expenses paid or payable to SI were $0 and $12,000 for the three months ended September 30, 2020 and 2019, respectively.

In January 2019, the Company entered into a fee-for-service consulting agreement with Sustainability Consultants, LLC, (“SCLLC”) an entity that is controlled by Mark Adams, Will Steakley and John Constantine, who are principal stockholders of AYRO. In exchange for consulting services provided, the Company paid $189,238 in consulting fees to the firm during the nine months ended September 30, 2019. Additionally, the Company granted warrants to purchase 177,924 shares of the Company’s common stock. The warrants have an exercise price of $7.33 per share with a five-year life. Stock-based compensation consulting expense of $260,733 was recorded in the general and administrative expenses on the statement of operations in the fourth quarter of 2019 in conjunction with the warrant grant – see Note 10 - Stock Based Compensation, of the Notes Unaudited Condensed Consolidated Financial Statements. The Company also granted 67,488 shares of the Company’s common stock and recorded stock-based compensation of $232,403 in the general and administrative expenses on the statement of operations for the fourth quarter of 2019 related to the common stock transaction.

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

As of September 30, 2020 and December 31, 2019, the Company did not have any level 2 or level 3 instruments.

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

Factors that the Company considers in deciding when to perform an impairment review include significant changes in the Company’s forecasted projections for the asset or asset group for reasons including, but not limited to, significant under-performance of a product in relation to expectations, significant changes, or planned changes in the Company’s use of the assets, significant negative industry or economic trends, and new or competing products that enter the marketplace. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset with the related impairment charge recognized within the statements of operations. No impairment losses were identified or recorded in the three and nine months ended September 30, 2020 and 2019 on the Company’s long-lived assets.

Income Taxes

The Company accounts for income tax using an asset and liability approach, which allows for the recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The accounting for deferred income tax calculation represents the management’s best estimate on the most likely future tax consequences of events that have been recognized in our financial statements or tax returns and related future anticipation. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain. As of September 30, 2020 and December 31, 2019, there were no accruals for uncertain tax positions.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40); Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which addresses issues identified as a result of the complexities associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. This update addresses, among other things, the number of accounting models for convertible debt instruments and convertible preferred stock, targeted improvements to the disclosures for convertible instruments and earnings-per-share (“EPS”) guidance and amendments to the guidance for the derivatives scope exception for contracts in an entity’s own equity, as well as the related EPS guidance. This update applies to all entities that issue convertible instruments and/or contracts in an entity’s own equity. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluating the impact the adoption of ASU 2020-06 could have on the Company’s financial statements and disclosures.

In September 2016, the FASB issued ASU 2016-13 - Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments. Codification Improvements to Topic 326, Financial Instruments – Credit Losses, have been released in November 2018 (2018-19), November 2019 (2019-10 and 2019-11) and a January 2020 Update (2020-02) that provided additional guidance on this Topic. This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For SEC filers meeting certain criteria, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For SEC filers that meet the criteria of a smaller reporting company (including this Company) and for non-SEC registrant public companies and other organizations, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently in the process of its analysis of the impact of this guidance on its financial statements and does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective. As a result of the Merger transaction, the Company is in the process of assessing and improving its internal control processes and expanding its financial operations and reporting infrastructure.

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

We have never been profitable or generated positive cash flow from our operations. We have incurred a net loss in each year since our inception in 2016 and have generated limited revenues since inception, principally as a result of our investments in building infrastructure in support of our manufacturing and business operations and plans for growth. We experienced net losses of approximately $6.0 million in the nine months ended September 30, 2020, $8.7 million in 2019 and $4.2 million in 2018 and $1.1 million in 2017. As of September 30, 2020, we had an accumulated deficit of approximately $20.4 million. We may incur significant additional losses as we continue to focus our resources on scaling up our operations for growth and incur significant future expenditures for research and development, sales and marketing, and general and administrative expenses, capital expenses and working capital fluctuations.

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

We believe our future success will depend in large part on our ability to quickly and efficiently adapt to both the market demand for products and features, as well as adapt to newly created statutory laws at federal, state, local and international levels. Due to the nature of the electronic vehicle market still in development, it is difficult to predict the demands for our electric vehicles and ancillary services and products, as well as the size and growth rate for this market, the entry of competitive products, or the success of existing competitive products. If a meaningful market for our vehicles does not develop, we will not be successful.

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

If we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed, and our reputation may be damaged.

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

We cannot be certain that Cenntro will continue to provide us with the quantities of the sub-assembles that we require or satisfy our anticipated specifications and quality requirements. If Cenntro experiences unanticipated delays, disruptions or shutdowns or is unable to ship required raw materials, sub-assemblies, replacement or warranty parts for any reason, within or outside of Cenntro’s control, our manufacturing operations and customer deliveries would be seriously impacted. Although we believe we could locate alternative suppliers to fulfill our needs, we may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms or develop our own replacements, especially when we rely on the license granted by Cenntro, who owns the design of the AYRO 411 model. For example, in December 2019, a strain of coronavirus, or COVID-19, was reported to have surfaced in Wuhan, China, resulting in government-imposed quarantines and other public health safety measures. At this point, the extent to which the coronavirus may impact our operations continues to be uncertain; however, the outbreak and spreading of the coronavirus could cause delays or disruptions in our supply chain and in the delivery of raw materials from Cenntro or our other suppliers located in China, which would be disruptive to the manufacturing of the vehicles and would adversely impact our business. In addition, the spreading of the virus may make it more difficult for us in finding alternative manufactures or suppliers due to the high concentration of such manufacturers or suppliers located in China. Any performance failure on the part of Cenntro or any other of our significant suppliers could interrupt production of our vehicles, which would have a material adverse effect on our business, financial condition and operating results.

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

We import sub-assemblies from Cenntro and perform final assembly, testing and safety qualifications in our facility in Round Rock, Texas in an assembly line process. Our manufacturing process could be affected by operational problems that could impair our production capability and the timeframes within which we expect to produce our vehicles. Disruptions or shutdowns at our assembly facility could be caused by:

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

Our success depends, in part, on the value and strength of our brand. Maintaining, enhancing, promoting and positioning our brand, particularly in new markets where we have limited brand recognition, will depend largely on the success of our marketing and merchandising efforts and our ability to provide high-quality services, warranty plans, products and resources and a consistent, high-quality customer experience. Our brand could be adversely affected if we fail to achieve these objectives, if we fail to comply with laws and regulations, if we are subject to publicized litigation or if our public image or reputation were to be tarnished by negative publicity. Some of these risks may be beyond our ability to control, such as the effects of negative publicity regarding our suppliers or third-party providers of services or other electric transportation companies or their products or negative publicity related to members of management. Any of these events could hurt our image, resulting in reduced demand for our products and a decrease in sales. Further, maintaining, enhancing, promoting and positioning our brands’ images may require us to make substantial investments in marketing and employee training, which could adversely affect our cash flow, and which may ultimately be unsuccessful. These factors could have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to execute our business plan and maintain operations depends on the continued and uninterrupted performance of our information technology (“IT”) systems. We must routinely update our IT infrastructure and our various IT systems throughout the organization, or we may not continue to meet our current and future business needs. Modification, upgrade or replacement of such systems may be costly. Furthermore, IT systems are vulnerable to risks and damages from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our and our vendors’ servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite precautionary measures to prevent unanticipated problems that could affect our IT systems, sustained or repeated system failures that interrupt our ability to generate and maintain data could adversely affect our ability to operate our business.

Risks Relating to Our Financial Position and Need for Additional Capital

We may be required to raise additional capital to fund our operations, and such capital raising may be costly or difficult to obtain and could dilute our stockholders’ ownership interests.

The design, manufacture, sale and servicing of vehicles is a capital-intensive business, and we need to raise additional funds to expand our operations and reach vehicle production goals. At September 30, 2020, we had working capital of approximately $29.8 million. Based upon our current expectations, we believe that our existing capital resources, including the proceeds from our registered direct offerings that closed in July 2020, will enable us to continue planned operations through at least September 30, 2022. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. If the funds from the transactions related to the merger and the sales revenue are not sufficient to cover our cash requirements, we will need to raise additional capital, whether through the sale of equity or debt securities, the entry into strategic business collaborations, the establishment of other funding facilities, licensing arrangements, or asset sales or other means, in order to support our business plan. Such additional capital we may need may not be available on reasonable terms or at all.

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

Our long-term capital requirements are subject to numerous risks.

Our long-term capital requirements are expected to depend on many potential factors, including, among others:

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

We pay Cenntro in U.S. dollars; however, the per-unit price of the sub-assemblies we must pay Cenntro may be affected due to the exchange rate fluctuations. The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions in China and by China’s foreign exchange policies. Historically, the exchange rate between the Renminbi and the U.S. dollar has fluctuated significantly, and it is difficult to predict how market forces or Chinese or U.S. government policy may impact such exchange rate in the future. As of September 30, 2020, the Renminbi was valued at 6.79 against the U.S. dollar.

Very limited hedging options are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any material hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited, and we may not be able to adequately hedge our exposure or at all.

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

The battery industry (both lithium-ion and lead acid-based) has been subjected to tariffs implemented by the U.S. government on goods imported from China. If the U.S. and China are not able to resolve their differences, new and additional tariffs may be put in place on additional products, including raw materials we use to manufacture our vehicles. If additional tariffs and related taxes are applied to the cost of imports from China, our costs will continue to increase, and we may be required to substantially increase the sales prices of our vehicles. An increase in sales prices of our vehicles would likely adversely affect our business, financial condition and operating results. If we are unable to increase the sales prices of our vehicles to reflect the increase in the costs of the vehicles, it will result in lower gross margins on our vehicles.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 8, 2020, an investor exercised 44,000 Series H-5 warrants. This sale is exempt from registration under Rule 506(b).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization by and among DropCar, Inc., ABC Merger Sub, Inc. and AYRO, Inc. dated December 19, 2019 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2019)

2.2	Asset Purchase Agreement, by and among DropCar, Inc., DropCar Operating Company, Inc., DC Partners Acquisition, LLC, Spencer Richardson and David Newman, dated December 19, 2019 (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2019)

2.3	Amendment to Asset Purchase Agreement, by and among DropCar, Inc., DropCar Operating Company, Inc., DC Partners Acquisition, LLC, Spencer Richardson and David Newman, dated May 28, 2020 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.1	Amended and Restated Certificate of Incorporation, effective May 28, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective May 28, 2020 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.3	Amended and Restated Bylaws, effective May 28, 2020 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.4	First Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2020)

4.1	Palladium Holdings, LLC Finder’s Warrant issued in connection with the June 2020 Registered Direct Offering (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.2	Form of Spartan Capital Securities, LLC Finder’s Warrant issued in connection with the June 2020 Registered Direct Offering (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.3	Palladium Holdings, LLC Advisor’s Warrant issued in connection with the July 2020 Registered Direct Offering (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.4	Form of Spartan Capital Securities, LLC Advisor’s Warrant issued in connection with the July 2020 Registered Direct Offering (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.5	Palladium Holdings, LLC Advisor’s Warrant issued in connection with the July 23, 2020 Registered Direct Offering (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.6	Form of Pre-Funded Warrant issued in connection with the AYRO Private Placements (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.7	Form of Warrant issued in connection with the $850K AYRO Private Placement (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.8	Form of Warrant issued in connection with the $1.15M AYRO Private Placement (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.9	Form of Warrant issued in connection with the AYRO Bridge Loan (incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.10	Form of Penny Warrant issued in connection with the Secured Loan (incorporated by reference to Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

10.1	Mark Adams Secured Promissory Note, dated as of October 14, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.2	Amendment to Mark Adams Secured Promissory Note, dated December 31, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.3	April Bridge Financing, by and among AYRO Operating Company, Inc. and the lenders party thereto, dated April 14, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.4	Form of Bridge Loan Registration Rights Agreement, dated May 28, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.5	Form of AYRO Operating Private Placement Registration Rights Agreement, dated May 28, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.6	Employment Agreement, by and between the Company and Rodney Keller, dated May 28, 2020 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.7	Employment Agreement, by and between AYRO Operating Company, Inc. and Curtis Smith, dated March 8, 2018 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

10.8	Amendment to Employment Agreement, by and between AYRO Operating Company, Inc. and Curtis Smith, dated May 28, 2020 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.9	AYRO, Inc. 2020 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 3, 2020)

10.10	Form of ISO Award Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.11	Form of NQSO Award Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.12	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.13	Form of Securities Purchase Agreement, dated June 17, 2020, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2020)

10.14	Form of Securities Purchase Agreement, dated July 6, 2020, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2020)

10.15	Form of Securities Purchase Agreement, dated July 21, 2020, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2020)

10.16+	Master Procurement Agreement, dated March 5, 2019, by and among the Company and Club Car LLC (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

10.17	AYRO Operating, Inc. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

10.18	Form of NQSO Award Agreement under the AYRO Operating, Inc. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

10.19	Advisory Agreement, dated January 1, 2019, by and among the Company and Sustainability Consultants, LLC (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

10.20+**	Master Manufacturing Services Agreement, dated September 25, 2020, by and among the Company and Karma Automotive LLC

10.21	Form of Addendum to the Securities Purchase Agreement, dated October 16, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2020)

10.22	First Amendment to Employment Agreement, by and between AYRO, Inc. and Rodney C. Keller, Jr., dated September 29, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2020)

31.1**	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS**	XBRL Instance Document
101 SCH**	XBRL Taxonomy Extension Schema Document
101 CAL**	XBRL Taxonomy Calculation Linkbase Document
101 DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB**	XBRL Taxonomy Labels Linkbase Document
101 PRE**	XBRL Taxonomy Presentation Linkbase Document

**	Filed herewith.

+	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AYRO, INC.

Dated: November 6, 2020	By:	/s/ Rodney C. Keller, Jr.
Rodney C. Keller, Jr,
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: November 6, 2020	By:	/s/ Curtis Smith
Curtis Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

