Form 10-K
period 2020-12-31
AYRO, Inc.
filed 2021-03-31
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number: 001-34643

AYRO, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0204758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 E. Old Settlers Boulevard, Suite 100 Round Rock, Texas	78664
(Address of principal executive offices)	(Zip Code)

(512) 994-4917
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AYRO	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second quarter, was $41,995,794, based on a closing price of $2.80 on June 30, 2020.

As of March 30, 2021, the registrant had 35,213,048 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of AYRO, Inc., relating to the Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated into Part III of this Form 10-K by reference.

FORWARD-LOOKING STATEMENTS; RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” and “would” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, future financial and operating results, the company’s plans, objectives, expectations and intentions and other statements that are not historical facts. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations, or projections described under the section in this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

A summary of the principal risk factors that make investing in our securities risky and might cause our actual results to differ materially from those projected in these forward-looking statements is set forth below. If any of the following risks occur, our business, financial condition, results of operations, cash flows, cash available for distribution, ability to service our debt obligations and prospects could be materially and adversely affected.

●	we may be acquired by a third party based on pre-existing agreements;

●	we have a history of losses and have never been profitable, and we expect to incur additional losses in the future and may never be profitable;

●	the market for our products is developing and may not develop as expected;

●	our business is subject to general economic and market conditions, including trade wars and tariffs;

●	our business, results of operations and financial condition may be adversely impacted by public health epidemics, including the recent COVID-19 outbreak;

●	our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of any investment in our securities;

●	we may experience lower-than-anticipated market acceptance of our vehicles;

●	developments in alternative technologies or improvements in the internal combustion engine may have a materially adverse effect on the demand for our electric vehicles;

●	the markets in which we operate are highly competitive, and we may not be successful in competing in these industries;

●	a significant portion of our revenues are derived from a single customer;

●	we rely on and intend to continue to rely on a single third-party supplier and manufacturer located in the People’s Republic of China for the sub-assemblies in a semi-knocked-down state for our current vehicles;

●	we may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims;

●	the range of our electric vehicles on a single charge declines over time, which may negatively influence potential customers’ decisions whether to purchase our vehicles;

●	increases in costs, disruption of supply or shortage of raw materials, in particular lithium-ion cells, could harm our business;

●	our business may be adversely affected by labor and union activities;

●	we may be required to raise additional capital to fund our operations, and such capital raising may be costly or difficult to obtain and could dilute our stockholders’ ownership interests, and our long-term capital requirements are subject to numerous risks;

●	increased safety, emissions, fuel economy, or other regulations may result in higher costs, cash expenditures, and/or sales restrictions;

●	we may fail to comply with environmental and safety laws and regulations;

●	our proprietary designs are susceptible to reverse engineering by our competitors;

●	if we are unable to protect the confidentiality of our trade secrets or know-how, such proprietary information may be used by others to compete against us;

●	should we begin transacting business in other currencies, we are subject to exposure from changes in the exchange rates of local currencies; and

●	we are subject to governmental export and import controls that could impair our ability to compete in international market due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those projected in these forward-looking statements, see the risk factors and uncertainties set forth in Part I, Item 1A of this Annual Report on Form 10-K. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise, except as required by law.

PART I

ITEM 1. BUSINESS.

On May 28, 2020, pursuant to the previously announced Agreement and Plan of Merger, dated December 19, 2019 (the “Merger Agreement”), by and among AYRO, Inc., a Delaware corporation previously known as DropCar, Inc., ABC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and AYRO Operating Company, Inc., a Delaware corporation previously known as AYRO, Inc. (“AYRO Operating”), Merger Sub was merged with and into AYRO Operating, with AYRO Operating continuing after the merger as the surviving entity and a wholly owned subsidiary of the Company (the “Merger”). In this Annual Report on Form 10-K, unless the context otherwise requires, references to “we,” “us,” “our,” “our company” and “AYRO” refer to AYRO, Inc. and its subsidiaries. References to “DropCar” refer to DropCar, Inc. prior to the Merger. For more information on the merger or the sale of assets, see “Corporate History – Merger and” and “Corporate History – Closing of Asset Purchase Agreement.”

Overview

Prior to the Merger, DropCar provided consumer and enterprise solutions to urban automobile-related logistical challenges. Following the Merger, we design and manufacture compact, sustainable electric vehicles for closed campus mobility, urban and community transport, local on-demand and last mile delivery, and government use. Our four-wheeled purpose-built electric vehicles are geared toward commercial customers including universities, business and medical campuses, last mile delivery services and food service providers. We are currently designing our next generation three-wheeled vehicle to support the above-listed markets.

Products

AYRO vehicles provide the end user an environmentally friendly alternative to internal combustion engine vehicles (cars powered by gasoline or diesel oil), for light duty uses, including low-speed logistics, maintenance and cargo services, at a lower total cost.

AYRO Club Car 411

The AYRO Club Car 411 (the “AYRO 411 Fleet”) is a family of electric, four-wheel compact, light-duty utility trucks sold exclusively through our contracted partner, Club Car, as part of a global multi-year sustainability solution development, sales and marketing agreement. Each of the AYRO 411 Fleet of vehicles is classified as a street legal low-speed vehicle (“LSV”), defined as a four-wheeled motor vehicle, other than an all-terrain vehicle, that is capable of reaching speeds of at least 20 miles per hour (“mph”) but not greater than 25 mph, with a gross vehicle weight rating of less than 3,000 pounds and meets the safety standards in Title 49 of the U.S. Code of Federal Regulations, section 571.50.

The AYRO 411 Fleet has an expected range of up to 50 miles and a maximum speed range of 25 mph (or 40 kilometers per hour), in line with the United States Department of Transportation (“USDOT”) regulations for low-speed vehicles and with most state statutes, which typically limit the speed of LSVs to 25 mph on 35 mph posted roads. The current AYRO 411 Fleet includes:

●	the 411 Flatbed truck, which provides drivers with considerable versatility of use;

●	the 411 Pickup truck, which is ideal for hauling; and

●	the 411 Cargo Van Box, a fully enclosed cargo box.

●	the 411 Cargo with Powered Van Box, a fully enclosed cargo box with multiple 120V power sources separate from the drivetrain that can support cargo refrigeration and heating.

The AYRO 411 Fleet has zero gas emissions, a recharge capability of up to six to eight hours using 120V/20A outlets and a payload capacity of up to 1,100 pounds. We estimate that the AYRO 411 Fleet’s operating costs are approximately 50% lower per year compared to similarly sized gas-powered trucks/vans. Vehicles in the AYRO 411 Fleet are equipped with:

●	reinforced steel (coated) chassis houses the motor, controller and enclosed battery operating system;

●	auto-grade suspension with Transverse Leaf Spring on the front and horizontal spring with coil-over shock in the rear;

●	power assisted steering;

●	street legal if registered/licensed per standard vehicles by dealer or user;

●	multi-point, anchored DOT compliant safety harnesses for driver and passenger;

●	a standard back-up camera (appears on larger LCD display – see below);

●	a standard 7-inch (17.7 centimeter) LCD display;

●	a standard manual parking break;

●	four-wheel all-disk braking system and corrosion resistant body panels; and

●	heating and ventilation systems in the cabin of the truck.

With its low speed, zero-emissions, and cost-effectiveness, the AYRO 411 Fleet seeks to satisfy the needs of a variety of customers, including university and college campuses, retailers, airports and ports, business parks and campuses, warehouses, production facilities, resorts and theme parks, apartments and condos. We are currently working with our supply chain to add enhancements to the AYRO 411, initially designated the “AYRO 411x,” which is expected to be released in the second quarter of 2021.

Three-Wheeled Electric Vehicle Product Offerings

In addition to the AYRO 411 Fleet, we previously manufactured and sold the AYRO 311 Autocycle, a compact, three-wheeled electric vehicle (the “AYRO 311”). As the AYRO 311 was nearing end-of-life, on August 17, 2020 we sold our remaining AYRO 311 Fleet inventory to a third party for $0.12 million (the “311 Fleet Sale”). Upon such sale, we sustained a loss on disposal of $0.3 million. Subsequent to the 311 Fleet Sale, on February 12, 2021, we entered into an agreement with Arcimoto, Inc. to settle certain patent infringement claims (the “Arcimoto Settlement”), pursuant to which we agreed to cease the production, importation and sale of the AYRO 311, among other things. Accordingly, we would not be contractually permitted to resume production of the AYRO 311. We are continuing the development of an all-new, three-wheeled electric vehicle, which we intend to replace the AYRO 311 as our three-wheeled electric vehicle product offering. We expect to begin manufacturing our next generation three-wheeled vehicle in the first half of 2022.

Additional Models and Vehicles

We continue to invest in expanding our existing all-electric vehicle technologies, integrations and vertical market solutions, in addition to growing our fleet of purpose-engineered vehicles and services.

We are currently engineering an all-electric, purpose-built e-delivery vehicle. There are a number of design elements associated with the e-vehicle, configurable/powered e-modules and range of integrated contextual data exchanges and services.

We are also currently in discussions with Club Car regarding a variety of new models and vehicles.

Manufacturing and Supply Chain

Manufacturing Agreement with Cenntro

In 2017, AYRO Operating partnered with Cenntro Automotive Group, Ltd. (“Cenntro”), which operates a large electric vehicle factory in the automotive district in Hangzhou, China, in a supply chain agreement to provide sub-assembly manufacturing services. Through the partnership, Cenntro initially acquired 19% in 2017 of AYRO Operating’s common stock. Cenntro beneficially owned approximately 4.38% of our common stock as of December 31, 2020. Cenntro owns the design of the AYRO 411 Fleet vehicles and has granted us an exclusive license to purchase the AYRO 411 Fleet vehicles for sale in North America.

Under our Manufacturing License Agreement with Cenntro (the “MLA”), in order for us to maintain our exclusive territorial rights pursuant to the MLA, for the first three years after the effective date of March 22, 2020, we must meet the following minimum purchase requirements, which we believe we satisfied for the initial period: (i) a minimum of 300 units sold by the first anniversary of the effective date of the MLA; (ii) a minimum of 800 units sold by the second anniversary of the effective date of the MLA; and (iii) a minimum of 1,300 units sold by the third anniversary of the effective date of the MLA. Cenntro will determine the minimum sale requirements for the years thereafter. Should any event of default occur, the other party may terminate the MLA by providing written notice to the defaulting party, who will have 90 days from the effective date of the notice to cure the default. Unless waived by the party providing notice, a failure to cure the default(s) within the 90-day time frame will result in the automatic termination of the MLA. Events of default under the MLA include a failure to make a required payment when due, the insolvency or bankruptcy of either party, the subjection of either party’s property to any levy, seizure, general assignment for the benefit of creditors, and a failure to make available or deliver the products in the time and manner provided for in the MLA.

Cenntro was also used to perform sub-assembly manufacturing of the AYRO 311. We import semi-knocked-down vehicle kits from Cenntro for the 411 model. We are no longer manufacturing and selling the AYRO 311 as we continue to develop our next generation three-wheeled vehicle. The vehicle kits are received through shipping containers by our assembly facility in Round Rock, Texas. The vehicles are then assembled with limited customization requirements per order. As such, the partnership with Cenntro allows us to scale manufacturing operations without significant investment in capital expenditures, and therefore bring products to market rapidly.

Final Assembly

For final assembly of the 411, we currently occupy 24,000 square feet of office and manufacturing space configured in a “U”-shaped assembly line with multiple stations per vehicle. The chart below indicates the number of vehicles and assembly time required for each. Assembly time also includes USDOT quality checks and testing as the final step of the assembly process. Additionally, the number of vehicles indicated below assumes a single shift.

Vehicle	Assembly time (Man-Hours)	Vehicle Assembly Capacity per month
AYRO 411	12	400*

*This capacity would decline if we begin production of future vehicle models.

Master Procurement Agreement with Club Car

In March 2019, we entered into a five-year Master Procurement Agreement (the “MPA”) with Club Car for the sale of our four-wheeled vehicles. The MPA granted Club Car the exclusive right to sell our four-wheeled vehicles in North America, provided that Club Car orders at least 500 vehicles per year.

Although Club Car did not meet the volume threshold for 2020, we currently have no intention of selling our four-wheeled vehicles other than exclusively through Club Car. Under the terms of the MPA, we receive orders from Club Car dealers for vehicles of specific configurations, and we invoice Club Car once the vehicle has shipped. The MPA has an initial term of five (5) years commencing January 1, 2019 and may be renewed by Club Car for successive one-year periods upon 60 days’ prior written notice. Pursuant to the MPA, we granted Club Car a right of first refusal for sales of 51% or more of AYRO Operating’s assets or equity interests, which right of first refusal is exercisable for a period of 45 days following delivery of an acquisition notice to Club Car. We also agreed to collaborate with Club Car on new products similar to its four-wheeled vehicle and improvements to existing products and granted Club Car a right of first refusal to purchase similar commercial utility vehicles which AYRO Operating may develop during the term of the MPA. We are currently engaged in discussions with Club Car to develop additional products to be sold by Club Car in Europe and Asia but there can be no assurance that these discussions will be successful.

Manufacturing Services Agreement with Karma

On September 25, 2020, we entered into a Master Manufacturing Services Agreement (the “Karma Agreement”) with Karma Automotive LLC (“Karma”), pursuant to which Karma agreed to provide certain manufacturing services for the production of our vehicles. The initial statement of work provides that Karma will perform assembly of a certain quantity of the AYRO 411 vehicles and provide testing, materials management and outbound logistics services. For such services in the initial statement of work, we agreed to pay $1.2 million to Karma, of which (i) $0.52 million was paid at closing and (ii) $0.64 million is due and payable five months following the satisfaction of certain production requirements.

The Karma Agreement expires (i) 12 months from the start of volume production of the vehicles or (ii) such earlier time as the parties mutually agree in writing. In addition, Karma, in its sole discretion, may terminate the Karma Agreement at any time, without cause, upon twelve months’ prior written notice. We may terminate the Karma Agreement, without cause, upon six months’ prior written notice.

Supply Agreement with Gallery Carts

During 2020, we entered into a supply agreement with Gallery Carts, a leading provider of food and beverage kiosks, carts, and mobile storefront solutions. Joint development efforts have led to the launch of the parties’ first all-electric configurable mobile hospitality vehicle for “on-the-go” venues across the United States. This innovative solution permits food, beverage and merchandising operators to bring goods directly to consumers.

The configurable Powered Vendor Box, in the rear of the vehicle, features long-life lithium batteries that power the preconfigured hot/cold beverage and food equipment and is directly integrated with the Club Car 411. The canopy doors, as well as the full vehicle, can be customized with end-user logos and graphics to enhance the brand experience. Gallery, with 40 years of experience delivering custom food kiosk solutions, has expanded into mobile electric vehicles as customers increasingly want food, beverages and merchandise delivered to where they are gathering. For example, a recent study conducted by Technomic found that a large majority of students, 77%, desired alternative mobile and to-go food options on campus.

Gallery, a premier distributor of Club Car 411 low-speed electric vehicles manufactured by AYRO, has a diverse clientele throughout mobile food, beverage and merchandise distribution markets, for key customer applications such as university, corporate and government campuses, major league and amateur-level stadiums and arenas, resorts, airports and event centers. In addition to finding innovative and safe ways to deliver food and beverages to their patrons, reducing and ultimately eliminating their carbon footprint is a top priority for many of these customers.

Strategic Partnership with Autonomic

Additionally, we are developing a technology platform that can be deployed to any vehicle as additional value-add subscriptions offered directly to the end customer. We have partnered with Autonomic, a wholly owned subsidiary of Ford Smart Mobility LLC, to collect vehicle health, use and location information (telematics) in its transportation mobility cloud and produce purpose-built information back to us, customers and fleet operators, generating an additional revenue stream. Working together, the companies aim to develop a range of services to enable mobility applications for our line of vehicles which power everything from moving products and equipment to people and last-mile delivery services.

Business Strategy

Our goal is to continue to develop and commercialize automotive-grade, sustainable electric transportation solutions for the markets and use cases that we believe can be well served by our purpose-built, street legal and road-ready electric vehicles. Our business strategy includes the following:

●	Leverage the relationship with Club Car to expand our product portfolio and increase our customer base. We are working on and have plans to expand our current electric transportation solutions portfolio in collaboration with Club Car. This plan includes next generation light duty trucks and new purpose-driven electric vehicles. Additionally, we are collaborating with Club Car’s sales and marketing teams to expand adoption of our vehicles in the United States and intend to expand our geographical footprint within Club Car’s global distribution and channel network.

●	Scale up our operations to achieve growth. We intend to direct resources to scale up our operations, which we believe is needed to increase our revenue, including expanding and optimizing our automotive component supply chain and our flow-based assembly operations in Round Rock, Texas. Further, we plan to expand sales territories and add distribution channels, forming strategic partnerships to build-out our whole product offering and to access additional sales channels or to accelerate product adoption for particular vertical markets, building our brand, and increasing manufacturing capacity to produce higher volumes of electric vehicles.

●	Identify defined markets and use cases which are currently under-served but represent sizable market opportunity sub-sets of the electric vehicle market and focus development efforts on road-ready autocycles and other purpose-built electric vehicles to address such markets. We are currently developing a new series of automotive grade autocycles, engineered and optimized to meet targeted use cases such as last mile and urban delivery. We are also working on Club Car’s next generation, electric light duty trucks and developing a new purpose-built vehicle with Club Car. We intend to direct resources to advance the development of such purpose-built transportation solutions which we believe will allow us to address currently underserved, yet growing markets, that are application specific. We believe that our all-electric transportation solutions, such as our compact, lightweight and maneuverable campus and urban vehicles, can benefit targeted geographical and vertical customers by offering lower annual/lifetime total cost of ownership for zero emissions/zero carbon footprint vehicles.

●	Invest in research and development and qualification of sensors, cameras, software and mobility services seeking to enhance the value of using our electric vehicles and to derive incremental potential revenue streams for us and our partner ecosystem. We intend to integrate radio frequency-enabled hardware and develop data collection, communication processes and mobility services in collaboration with Autonomic. We and Autonomic plan to develop a technology platform that collects vehicle health, use and location information (telematics) into its transportation mobility cloud and produces purpose-built information back to us, customers and fleet operators, the subscription to which can be offered to the end customers which we believe will enhance the value of using our electric vehicles and provide additional revenue stream.

Trends Driving the Need for Electric Vehicles

The U.S. electric vehicle market is expected by many commentators to increase dramatically over the next decade, driven by factors such as the country’s increasingly urbanized population, the significant cost of owning and operating gas-powered vehicles, the growing global awareness of the damaging effects of pollution and greenhouse gas emissions, and rising investment in clean technology and supporting infrastructure.

A segment of the electric vehicle market, low speed electric vehicles (“LSEVs”)—which are LSVs but cannot be powered by gas or diesel fuel—are growing increasingly popular as eco-friendly options for consumers and commercial entities. LSEVs run on electric motors fueled by a variety of different batteries, such as lithium ion, molten salt, zinc-air and various nickel-based designs.

In 2017, the global LSEV market was valued at approximately $2.4 billion, according to Allied Market Research, and global sales of LSEVs have only continued to grow over the past two years, with sales expected to reach 1.5 million units in 2021. According to the Low Speed Electric Vehicles Market report conducted by Market Study Report, over the next five years, the LSEV market is expected to register a 10.8% compound annual growth rate in terms of revenue, with the global market size expected to reach $8.9 billion by 2024, up from $4.8 billion in 2019.

Trends such as increasingly stringent government regulations aimed toward reducing vehicle emissions, growing urban populations, and social pressure to adopt sustainable lifestyles all create a demand for more ecologically and economically sustainable methods of transportation. This demand continues to spur technological advancements and LSEV market growth.

Incentivizing Effect of Government Rules and Regulations. Expanding rules and regulations governing vehicle emissions have contributed to growth in the LSEV market. In particular, the U.S., Germany, France, and China have implemented stringent laws and regulations governing vehicular emissions, requiring automobile manufacturers to use advanced technologies to combat high-emission levels in vehicles. To incentivize clean-energy use, many governments are increasingly instituting substantial incentives for consumers to purchase electric vehicles, such as:

●	tax credits, rebates, and exemptions; reduced vehicle registration fees;

●	reduced utility rates; and

●	parking incentives.

Further, governments are establishing infrastructure benchmarks to support the growth of the electric vehicle industry.

A prime example of government involvement in developing the electric vehicle industry, a recent New Jersey bill aims to have 330,000 electric vehicles on state roads by the end of 2024 and a total of 2.0 million by 2035. To facilitate this goal, the bill calls for the state to have 400 fast-charging stations and another 1,000 slow-charging stations, both by 2025. Thirty percent of all apartment, condo and townhouse developments in New Jersey would need to have chargers by 2030, while half of all franchise hotels would need to have chargers by 2050. As the network of government rules and regulations expands, so too should investment in the research and development of LSEV technology and infrastructure.

Urbanization on the Rise. According to the U.N., in 2015, 55% of the world’s population was urban, and by 2050, it is estimated that this percentage will increase to 68%. As the world population continues to urbanize, a growing number of consumers are expected to seek alternatives, such as LSEVs, to internal combustion engine vehicles in order to save money and space in congested city streets.

Increasing Sense of Social Responsibility. In tandem with governmental efforts to curb pollution and encourage more sustainable transportation practices, consumers face increasing social pressure to adopt eco-friendly lifestyles. As this demand grows, the LSEV market should continue to develop.

Competition and Market Opportunities

The worldwide automotive market, particularly for economy and alternative fuel vehicles, is highly competitive, and we expect it will become even more so in the future. Other manufacturers have entered the three- and four-wheeled vehicle markets, and we expect additional competitors to enter this market within the next several years. As the LSEV market grows increasingly saturated, we expect to experience significant competition. The most competitive companies in the global LSEV market include HDK Electric Vehicles, Bradshaw Electric Vehicles, Textron Inc., Polaris Industries, Yamaha Motors Co. Ltd., Ingersoll Rand, Inc., Speedway Electric, AGT Electric Cars, Bintelli Electric Vehicles and Ligier Group. Our relationship with Club Car, a division of Ingersoll Rand, Inc., gives us a strong competitive advantage. Despite this fact, many of the other competitors listed above have significantly greater financial, technical, manufacturing, marketing and other resources than us and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. Many of these competitors modify an existing fossil-fuel powered golf cart to meet utility and commercial needs for an all-electric commercial utility vehicle, unlike the AYRO 411 Fleet, which was engineered, designed and produced as a portfolio of electric, light duty trucks and vans.

When compared to internal combustion engine vehicles, our vehicles are significantly more attractive based on tax, title and license fees and CO2 emissions. Compared to a standard Ford F150 (gasoline) pickup truck (2.7 liter), the AYRO 411 Fleet provides an approximate 49% reduction in operating expenses and an approximate 100% reduction in CO2 emissions (if renewed energy is used to charge the AYRO vehicles, an increasing trend for most higher education campuses and government facilities).

Our most closely-matched competitor in the LSEV industry is Polaris Gem (“Gem”), an LSEV manufacturer that manufactures products designed for applications similar to ours. Gem offers three passenger vehicle models and two utility vehicle models. Although Gem’s GEM el XD model, which is similar to vehicles in the AYRO 411 Fleet, has a lower starting MSRP than the AYRO 411 Fleet, the GEM el XD would need to be highly configured to match the standard AYRO 411 Fleet features and, with such configuration, would exceed the base MSRP of each vehicle in the AYRO 411 Fleet. The AYRO 411 Fleet has a greater pick-up bed and van box capacity that the GEM el XD, in addition to 13% more horsepower and a 48% better turning radius, allowing drivers of the AYRO 411 Fleet to execute maneuvers in tighter spaces than they would using the GEM el XD.

We expect competition in our industry to intensify in the future in light of increased demand for alternative fuel vehicles, continuing globalization and consolidation in the worldwide automotive industry. Factors affecting competition include product quality and features, innovation and development time, pricing, reliability, safety, customer service and financing terms. Increased competition may lead to lower vehicle unit sales and increased inventory, which may result in downward price pressure and may adversely affect our business, financial condition, operating results and prospects. Our ability to successfully compete in our industry will be fundamental to our future success in existing and new markets and our market share. There can be no assurances that we will be able to compete successfully in our markets. If our competitors introduce new cars or services that compete with or surpass the quality, price or performance of our vehicles or services, we may be unable to satisfy existing customers or attract new customers at the prices and levels that would allow us to generate attractive rates of return on our investment. Increased competition could result in price reductions and revenue shortfalls, loss of customers and loss of market share, which could harm our business, prospects, financial condition and operating results.

Target Markets

The multipurpose applications and clean energy use of LSEVs make them popular across a wide array of industries and customers, including college and university campuses, resorts and hotels, corporate parks, hospitals, warehouses, individual consumers, last mile delivery service providers, municipalities, and the food service industry. A number of these market segments, and our competitive position within them, are discussed in greater detail below.

Universities. LSEVs are growing increasingly common on university and college campuses due to a number of factors. LSEVs fulfil the versatile needs of campuses better than golf carts or standard combustion vehicles because, not only does LSEVs’ low speed threshold promote safer driving among pedestrians, the vehicles are also street legal with on-road safety features, enabling drivers to drive on roads and free up pedestrian space along sidewalks and smaller pathways. Additionally, the significantly reduced carbon imprint of LSEVs compared to internal combustion engine vehicles appeal to environmentally aware students and professors looking to promote environmental sustainability on campus. By transitioning from internal combustion engine vehicles to LSEVs, campuses should be able to reduce significantly the costs spent on fuel, oil, parts, and maintenance. Our AYRO 411 Fleet provides all of these benefits to university and college campuses. We estimate that in the U.S., there are over 1,800 higher education campuses with over 10,000 students each with over 400 on-campus vehicles that are ideal targets for the AYRO 411 Fleet as campuses transition from fossil-fueled campus fleet vehicles to EVs.

Food Delivery Services. As the millennial generation assumes a more substantial portion of the consumer population, customers increasingly favor convenience and timeliness, spurring dramatic growth in online ordering and delivery services across a wide swath of industries, including food delivery and restaurant ordering services. Food delivery sales are anticipated to increase over 20% per year, culminating in an expected $365 billion worldwide by 2030, according to Upserve. Upserve further estimates that approximately 60% of U.S. consumers report that they order delivery or takeout at least once a week. Within the next decade, potentially over 40% of restaurant sales will be attributable to delivery services, according to Morgan Stanley. In our market research, we have determined that delivery services, including restaurants using the next generation three-wheeled vehicle as a delivery vehicle rather than outsourcing delivery to third party services, would reduce their delivery costs by up to 50%. Delivery service companies using our next generation three-wheeled vehicle as an in-house delivery vehicle rather than outsourcing delivery would also be better equipped to manage the customer experience and maintain customer relationships and data.

Last Mile Delivery Service. Retail focus on last mile delivery—the movement of goods from a transportation hub to the final delivery destination—has grown exponentially over the past few years due to the rise in online ordering and e-commerce. Consumers’ ability to pick and choose products based on delivery speed and availability makes last mile delivery a key differentiator among retailers. Last mile delivery provides retailers timelier and more convenient delivery options not offered by the main three shipping services in the U.S. (the U.S. Postal Service, FedEx, and UPS). Additionally, given the increasing designation of low emission zones in urban centers, retailers will need to continue to deploy eco-friendly vehicles. Retailers will likely expand the use of LSEV fleets to make deliveries in low emission zones due to their zero gas emissions and lower price than competing electric vehicles. We expect that the AYRO 411 Fleet, with its variety of cargo bed options ideal for hauling and delivery and its low price point, should stand out among the competition.

Municipalities. As more city governments adopt regulations geared toward reducing pollution from vehicles, cities are increasingly looking to replace their municipal vehicles with zero-emission fleets. Such fleet overhauls, however, can be costly. LSEVs are a cheaper and more practical option for cities daunted by the cost of standard electronic vehicles. Our LSEVs have both on and off-road capabilities, making them particularly versatile for municipalities.

On-Road and Personal Transportation. LSEVs offer a feasible and practical method of transportation, especially in urban centers. Because our LSEVs are street legal, they offer city dwellers a more sustainable, cost-efficient, easily maneuverable, compact and light weight option compared to internal combustion engine vehicles. Our LSEVs also offer a variety of specifications and equipment, meaning that consumers do not have to sacrifice comfort or convenience.

We primarily focus on the LSEV North American market, which is highly competitive and constitutes 28% of the global LSEV market according to Wise Guy Reports. We have examined various considerations with regard to our market impact, including cost comparisons to existing vehicles in the market, market validation and target commercial markets.

Business Developments

On September 25, 2020, we entered into the Karma Agreement with Karma. The term of the contract is for 12 months. Pursuant to the agreement Karma will provide certain manufacturing services, starting in 2021, under an attached statement of work including final assembly, raw material storage and logistical support of AYRO’s vehicles in return for compensation of $1.2 million. We paid Karma an amount of $0.52 million which was recorded as prepaid expense as of December 31, 2020. Additionally, we made a cash payment of $0.08 million and issued warrants to an advisor to the transaction at signing of the contract with a fair value of $0.07 million.

Resources

We source our semi-knocked-down kits for the AYRO 411 from Cenntro. While many of their components are commercial off-the-shelf (“COTS”) parts, many are specific to the 411 product and are subject to raw material limitations. However, in designing our next generation three-wheeled vehicle, we are endeavoring to reduce supply risk by designing the vehicle to use as many COTS components as possible. Additionally, we are designing the platform for our next generation three-wheeled vehicle to fit replacement parts from multiple suppliers, which helps us reduce our resource supply risk.

Intellectual Property

As we expand our vehicle & service roadmaps, and integrated technologies, our focus on identifying specific market and customer needs continues to drive purpose-built engineering efforts.

Leveraging the all-electric AYRO 411 Fleet LSV and Non- LSV Vehicles, we develop applications or use case solutions optimized for the storage, delivery and logistics for delivering food, beverages, merchandise, equipment, tools and related goods. This is accomplished by integrating application-specific appliances, storage facilities, vehicle wraps and brands and related items. We leverage either integrated traction or a separate battery power system to provide AC power to the various appliances and solution elements. We are filing and have filed a number of provisional utility and/or design patents associated with the aforementioned verticalization development, and we have filed for both in the United States and internationally trademarks to cover the company name, company logo, and certain other key product and service marks. We continue to focus on innovative and applicable electric vehicle optimization designs that serve an expanding customer and application use base.

Patents

We currently have United States registrations for two design patents. Both were issued on February 11, 2020 and will expire on February 11, 2035. In addition to these issued patents, we have numerous non-public patent applications on file with the United States Patent and Trademark Office (“USPTO”).

We have filed United States registrations for three provisional patents in February 2021. Unless the patents are perfected within a twelve-month period from their filing date, they will expire.

Trademarks

We have numerous granted and pending trademark applications in the United States and abroad. We registered the word “AYRO” as United States Registration No. 88431321 on June 23, 2020. This registration was also filed in Canada, Mexico, and the European Union under the Madrid Protocol as Registration No. 1507096. Our company logo was registered as United States Registration No. 88859276 on October 13, 2020. This logo was also registered in Canada, Mexico, and the European Union under the Madrid Protocol as Registration No. 1554092. Our application for the color version of our company logo was filed in the United States on October 9, 2020 as Serial No. 90245135 and is currently in prosecution with the USPTO. We have also filed an application on March 9, 2021 for the mark “Driven to Deliver” in the United States as Serial No. 90567849.

Government Regulations

Many governmental standards and regulations relating to safety, fuel economy, emissions control, noise control, vehicle recycling, substances of concern, vehicle damage, and theft prevention are applicable to new motor vehicles, engines, and equipment manufactured for sale in the United States, Europe, and elsewhere. In addition, manufacturing and other automotive assembly facilities in the United States, Europe, and elsewhere are subject to stringent standards regulating air emissions, water discharges, and the handling and disposal of hazardous substances. The most significant of the standards and regulations affecting AYRO are discussed below.

Mobile Source Emissions Control

The federal Clean Air Act imposes stringent limits on the amount of regulated pollutants that lawfully may be emitted by new vehicles and engines produced for sale in the United States. The current (“Tier 2”) emissions regulations promulgated by the Environmental Protection Agency, or the EPA, set standards for motorcycles. Tier 2 emissions standards also establish durability requirements for emissions components to 5 years or 30,000 kilometers.

California has received a waiver from the EPA to establish its own unique emissions control standards for certain regulated pollutants. New vehicles and engines sold in California must be certified by the California Air Resources Board (“CARB”). CARB’s emissions standards for motorcycles are in line with those of the EPA. We currently expect that our vehicles will meet and exceed both the EPA’s and CARB’s standards.

Motor Vehicle Safety

The National Highway Traffic Safety Administration (“NHTSA”) defines a motorcycle as “a motor vehicle with motive power having a seat or saddle for the use of the rider and designed to travel on not more than three wheels in contact with the ground.” In order for a manufacturer to sell motorcycles in the U.S., the manufacturer has to self-certify to meet a certain set of regulatory requirements promulgated by the NHTSA in its Federal Motor Vehicle Safety Standards (“FMVSS”).

AYRO’s FMVSS strategy is designed to meet both federal motorcycle and state-specific autocycle requirements, as applicable, and conform as much as possible to automotive FMVSS requirements while not violating the motorcycle requirements that AYRO must meet.

The National Traffic and Motor Vehicle Safety Act of 1966, or “Safety Act,” regulates vehicles and vehicle equipment in two primary ways. First, the Safety Act prohibits the sale in the United States of any new vehicle or equipment that does not conform to applicable vehicle safety standards established by NHTSA. Meeting or exceeding many safety standards is costly, in part because the standards tend to conflict with the need to reduce vehicle weight in order to meet emissions and fuel economy standards. Second, the Safety Act requires that defects related to motor vehicle safety be remedied through safety recall campaigns. A manufacturer is obligated to recall vehicles if it determines the vehicles do not comply with a safety standard If we or NHTSA determine that either a safety defect or noncompliance exists with respect to any of our vehicles, the cost of such recall campaigns could be substantial.

Operator’s License and Helmet Requirements

State regulations regarding operator licensing and occupant helmet requirements are currently a nationwide patchwork with regard to certain three-wheeled vehicles that may be classified as autocycles. While the strong majority of states have some form of exemption from helmet and motorcycle license requirements for three-wheeled vehicles qualifying as autocycles, the specific wording of each state’s statute may or may not include our three-wheeled vehicles. For example, in a selection of our larger market potential states of California, Texas and Florida, three-wheeled vehicles that are “fully enclosed” or “enclosed cab” are exempt from helmet and motorcycle endorsement requirements. In addition, for states that have passed specific autocycle requirements, many require that the vehicle have standard operating controls (accelerator and brakes) and a standard steering wheel, plus additional requirements. Our three-wheeled vehicles will offer standard controls to meet requirements aligned with these elements.

Our advocacy strategy involves creating a plan to work with state legislatures to advocate the normalization of these rules to reduce consumer confusion in the marketplace that comes from conflicting state-by-state regulations. Additionally, new products brought to market are designed in accordance with the most-restrictive state autocycle and vehicle laws so as to comply with all state laws and regulations.

U.S. Environmental Protection Agency (“EPA”) Certification

Our product programs are built on plug-in electric, zero emissions platforms. We report federal and state emissions data consistent with 10 CFR 474 and CARB requirements for Zero-Emission Vehicle certification.

Electromagnetic Compatibility

The Federal Communications Commission is the federal agency responsible for implementing and enforcing the communications law and regulations, including title 47 of the Code of Federal Regulations, specifically Part 15, which regulates unlicensed radio-frequency transmissions, both intentional and unintentional. With very few exceptions, all electronics devices must be reviewed to comply with Part 15 before they can be advertised or sold in the U.S. market.

Motor Vehicle Manufacturer and Dealer Regulation

As with helmet laws and driver license requirements, state laws that regulate the manufacture, distribution, and sale of motor vehicles are a patchwork, nationwide. Our agreement with Club Car aims to provide U.S. and targeted countries channel and dealer coverage. For our electric vehicles, outside of our collaboration with Club Car or another third-party sales/distribution white label partner, we plan on a multi-faceted approach to sales, including exploring the following: (i) developing an expanded network of channel partners; (ii) entering into direct sales via a national leasing company that will in turn consummate sales with end users in a variety of states; and/or (iii) opening facilities in high growth states and delivering the vehicle to the end user via a common carrier.

We are registered as a manufacturer in Texas, California, Colorado, Louisiana, Florida and Arizona.

Pollution Control Costs

We are required to comply with stationary source air pollution, water pollution, and hazardous waste control standards that are now in effect or are scheduled to come into effect with respect to our manufacturing operations.

Research and Development

Our product development and engineering efforts align with the Society of Automotive Engineering (“SAE”) J2258_201611 standards for Light Utility Vehicles. The J2258 standard provides key compliance criteria for Gross Vehicle Weight Rating (“GVWR”), occupant protection and safety restraint systems, lateral and longitudinal stability, center of gravity and operating controls, among others. Our test validation and inspection standards follow FMVSS 49 CFR 571.500 for LSVs with the additions of SAE J585 and FMVSS 111 for rear visibility, lighting, signaling, reflectors, changes in direction of movement, back-up camera response timing and field of view.

Our development standards and test compliance validation processes are supported by a variety of test documentation including supplier self-reporting, third party laboratory test reports and regional compliance validation with CARB for speed, range and environmental performance.

Our production system follows a lean, cell-based manufacturing model. The process involves the following five sequential cells: (1) cab preparation, (2) chassis preparation, (3) system integration and testing, (4) final assembly and integration test, and (5) QA & FMVSS Compliance. Assembly quality and shift efficiency metrics are measured daily by our production staff at end of every shift.

We maintain a certification and compliance check list for each vehicle. Our three and four-wheeled vehicles use an automotive style steering wheel, turn signal stalk, headlight, running light and reverse light controls, a multi-speed windshield wiper and washer and an accelerator and brake pedal consistent with controls employed in standard passenger cars. As the AYRO 411 Fleet vehicles are direct drive vehicles, there is no stick shift, clutch, paddle shift, or belt driven CSV (continuously variable) transmission needed to operate the vehicles within the intended torque band and speed range. Accordingly, our vehicles are homologated under existing U.S., state and local LSV requirements and the corresponding motorcycle and autocycle requirements under 49 CFR 571.3.

Segment Information

We operate as one reportable segment, which is the design, development, manufacturing and sales of electric vehicles.

Employees

As of December 31, 2020, we had 26 full-time employees. None of our employees are represented by a labor union, and we maintain good relations with our employees. We have not furloughed employees due to the COVID-19 pandemic. In an effort to attract and retain quality employees, we offer industry-standard compensation and benefits packages to our employees and prospective employees.

Geographic Areas

We operate in the United States and all our revenue was generated in the United States during the fiscal year ended December 31, 2020. All of our assets are held in United States.

Corporate History

Merger

On May 28, 2020, pursuant to the Merger Agreement, by and among the Company, Merger Sub, and AYRO Operating, Merger Sub was merged with and into AYRO Operating, with AYRO Operating continuing after the merger as the surviving entity and a wholly owned subsidiary of the Company. At the effective time of the Merger, without any action on the part of any stockholder, each issued and outstanding share of AYRO Operating’s common stock, par value $0.001 per share (the “AYRO Operating Common Stock”), including shares underlying AYRO Operating’s outstanding equity awards and warrants, was converted into the right to receive 1.3634 shares (the “Exchange Ratio”) of the Company’s common stock, par value $0.0001 per share (the “Company Common Stock”). Immediately following the effective time of the Merger, the Company effected a 1-for-10 reverse stock split of the issued and outstanding Company Common Stock (the “Reverse Stock Split”), and immediately following the Reverse Stock Split, the Company issued a stock dividend of one share of Company Common Stock for each outstanding share of AYRO Operating Common Stock to all holders of record immediately following the effective time of the Reverse Stock Split (the “Stock Dividend”). The net result of the Reverse Stock Split and the Stock Dividend was a 1-for-5 reverse stock split. Upon completion of the Merger and the transactions contemplated in the Merger Agreement and assuming the exercise in full of all pre-funded warrants issued pursuant thereto, (i) the former AYRO Operating equity holders (including the investors in a bridge financing and in private placements that closed prior to closing of the Merger) owned approximately 79% of the outstanding equity of the Company; (ii) former DropCar stockholders owned approximately 18% of the outstanding equity of the Company; and (iii) a financial advisor to DropCar and AYRO owned approximately 3% of the outstanding equity of the Company.

The Merger was treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes because substantially all of DropCar, Inc.’s operations were disposed of as part of the consummation of the Merger and therefore no goodwill or other intangible assets were recorded by the Company as a result of the Merger. AYRO Operating was treated as the accounting acquirer, as its stockholders controlled the Company after the Merger, even though DropCar, Inc. was the legal acquirer. As a result, the assets and liabilities and the historical operations that are reflected in our consolidated financial statements are those of AYRO Operating as if AYRO Operating had always been the reporting company. All references to AYRO Operating, Inc. shares of common stock, warrants and options have been presented on a post-merger, post-reverse split basis.

Closing of Asset Purchase Agreement

On December 19, 2019, DropCar entered into an asset purchase agreement (the “Asset Purchase Agreement”) with DC Partners Acquisition, LLC (“DC Partners”), Spencer Richardson and David Newman, pursuant to which DropCar agreed to sell substantially all of the assets associated with its business of providing vehicle support, fleet logistics and concierge services for both consumers and the automotive industry to an entity controlled by Messrs. Richardson and Newman, the Company’s Chief Executive Officer and Chief Business Development Officer at the time, respectively. The aggregate purchase price for the purchased assets consisted of the cancellation of certain liabilities pursuant to those certain employment agreements by and between DropCar and each of Messrs. Richardson and Newman, plus the assumption of certain liabilities relating to, or arising out of, workers’ compensation claims that occurred prior to the closing date of the Asset Purchase Agreement. On May 28, 2020, the parties to the Asset Purchase Agreement entered into Amendment No. 1 to the Asset Purchase Agreement (the “Asset Purchase Agreement Amendment”), which Asset Purchase Agreement Amendment (i) provides for the inclusion of up to $0.03 million in refunds associated with certain insurance premiums as assets being purchased by DC Partners, (ii) amends the covenant associated with the funding of the DropCar business, such that DropCar provided the DropCar business with additional funding of approximately $0.18 million at the closing of the transactions contemplated by the Asset Purchase Agreement and (iii) provides for a current employee of the Company being transferred to DC Partners to provide transition services to the Company for a period of three months after the closing of the transactions contemplated by the Asset Purchase Agreement. The Asset Purchase Agreement closed on May 28, 2020, immediately following the consummation of the Merger.

Corporate Information

Our corporate headquarter is located at 900 E. Old Settlers Blvd, Round Rock, Texas 78664. Our phone number is 512-994-4917. Our website address is www.ayro.com. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report. We currently lease approximately 23,927 square feet of office and warehouse space under a lease that expires on March 31, 2027.

Available Information

We make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports on our website at www.ayro.com as soon as reasonably practicable after those reports and other information is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

ITEM 1A. RISK FACTORS

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. The following discussion of risk factors contains forward-looking statements. See “Forward-Looking Statements.” These risk factors may be important to understanding other statements in this Annual Report on Form 10-K.

Risks Related to Our Business

We have a history of losses and have never been profitable. We expect to incur additional losses in the future and may never be profitable.

We have never been profitable or generated positive cash flow from our operations. We have incurred a net loss in each year since our inception in 2016 and have generated limited revenues since inception, principally as a result of our investments in building infrastructure in support of our manufacturing and business operations and plans for growth. We experienced net losses of approximately $10.8 million and $8.7 million for the years ended December 31, 2020 and 2019. As of December 31, 2020, we had an accumulated deficit of approximately $25.2 million. We may incur significant additional losses as we continue to focus our resources on scaling up our operations for growth and incur significant future expenditures for research and development, sales and marketing, and general and administrative expenses, capital expenses and working capital fluctuations.

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

Our limited operating history makes evaluating our business and prospects difficult and may increase the risk of your investment. Our operating results have fluctuated in the past and may fluctuate significantly in the future, which makes it difficult to predict our future operating results. Any substantial adjustment to overhead expenses to account for lower levels of sales is difficult and takes time, thus we may not be able to reduce our costs sufficiently to compensate for a shortfall in net sales, and even a small shortfall in net sales could disproportionately and adversely affect our operating margin and operating results for a given period.

Our operating results may also fluctuate due to a variety of other factors, many of which are outside our control, including the changing and volatile local, national, and international economic environments. Besides the other risks in this “Risk Factors” section, factors that may affect our operations include:

●	fluctuations in demand for our products;

●	the inherent complexity, length, and associated unpredictability of product development windows and product lifecycles;

●	changes in customers’ budgets for technology purchases and delays in their purchasing cycles;

●	changes in customer preferences;

●	changing market conditions;

●	any significant changes in the competitive dynamics of our markets, including new entrants or further consolidation;

●	our ability to continue to broaden our customer and dealer base beyond our traditional customers and dealers;

●	our ability to broaden our geographical markets;

●	the timing of product releases or upgrades by us or our competitors; and

●	our ability to develop, introduce, and ship in a timely manner new products and product enhancements and anticipate future market demands that meet customers’ requirements.

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

Our ability to generate and grow revenue will depend, in part, on our ability to execute our business plan, expand our business model and develop new products in a timely manner. As part of our growth strategy, we may modify our distribution channels and engage in strategic transactions with third parties to access additional sales and distribution channels and accelerate product adoption for particular vertical markets, open new manufacturing, research or engineering facilities or expand our existing facilities. We also plan to add additional product lines and expand our businesses into new geographical markets. There is a range of risks inherent in such a strategy that could adversely affect our ability to successfully achieve these objectives, including, but not limited to, the following:

●	the potential failure to successfully operate our dealer-distribution channels;

●	an inability to attract and retain customers, employees, suppliers and/or marketing partners;

●	the uncertainty that we may not be able to generate, anticipate or meet consumer demand;

●	the potential disruption of our business;

●	the increased scope and complexity of our operations could require significant attention from management and impose constraints on our operations or other projects;

●	inconsistencies between our standards, procedures and policies and those of new points of sale or dealerships and costs or inefficiencies associated with the integration of our operational and administrative systems, if necessary;

●	unforeseen expenses, delays or conditions, including the potential for increased regulatory compliance or other third-party approvals or consents, or provisions in contracts with third parties that could limit our flexibility to take certain actions;

●	the costs of compliance with local laws and regulations and the implementation of compliance processes, as well as the assumption of unexpected labilities, litigation, penalties or other enforcement actions;

●	the uncertainty that new product lines or ancillary services will generate anticipated sales;

●	the uncertainty that the expanded operations will achieve anticipated operating results;

●	the difficulty of managing the operations of a larger company;

●	the difficulty of competing for growth opportunities with companies that have greater financial resources than us; and

●	the ability of our suppliers to support consumer demand.

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

In March 2019, we entered the MPA with Club Car, which grants Club Car the exclusive right to sell the AYRO 411 Fleet in North America, provided that Club Car orders at least 500 AYRO vehicles per year. For the year ended December 31, 2020, revenues from Club Car constituted approximately 68% of our revenues as compared to 75% in 2019. For the year 2021, a majority of our revenue is projected to be generated from Club Car pursuant to the MPA. We are therefore highly dependent on a single customer to generate a material percentage of our annual revenues, and the lack of adoption, failure to achieve reasonable “sell through” rates by the customer’s dealers, unfavorable dealer/customer experience or discontinuation or modification of terms may materially and adversely affect our sales and results of operations. Any loss of, or a significant reduction in purchases by, Club Car that constitutes a significant portion of our sales could have an adverse effect on our financial condition and operating results.

Our future growth depends on customers’ willingness to adopt electric vehicles.

If there is lower market demand for our electric vehicles than we expect in the target markets, which include universities, food delivery services, last mile delivery service, municipalities and on-road and personal transportation, our business, prospects, financial condition and operating results will be negatively impacted. Potential customers may be reluctant to adopt electric vehicles as an alternative to traditional internal combustion engine vehicles or other electric vehicles due to various factors, which include but are not limited to:

●	perceptions or negative publicity about electric vehicle quality, dependability, safety, stability of lithium-ion battery packs, utility, performance and cost regarding our vehicles or electric vehicles sold by other manufacturers, especially if accidents or certain events create a negative public perception;

●	local, regional, national and international investment in charging infrastructure, standardization of electric vehicle charging systems and cost of charging that may impact adaptability for the overall electric vehicle market;

●	the limited range of the vehicle on a single battery charge cycle;

●	the impact of driving habits and terrain on the battery life, especially the differences with internal combustion engines;

●	the deterioration rate of the battery packs that are impacted by many external factors, including, but not limited to, overall life, environmental conditions, dormant time, and number of lifetime charge cycles and these factors’ impacts on the batteries’ ability to maintain an adequate charge;

●	the access to knowledgeable service locations to support our electric vehicles;

●	the price of alternative fuel sources, such as gasoline as an alternative to the cost of charging electricity; and

●	the availability of governmental incentive and tax deductions and credits offered to consumers for purchasing and using electric vehicles.

Any of the above factors may hinder widespread adoption of electric vehicles and influence prospective customers and dealers to decide not to purchase our electric vehicles. Such issues would have an adverse material effect on our consolidated financial statements of operations, financial conditions, ability to develop strategic partnerships and ability to raise additional funding. Moreover, the COVID-19 pandemic may negatively impact the transportation and automotive industries and consumer behavior long-term.

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

We have been expanding our operations significantly since our inception and anticipate that further significant expansion will be required to achieve our business objectives. The growth and expansion of our business and product offerings places a continuous and significant strain on our management, operational and financial resources. Any such future growth would also add complexity to and require effective coordination throughout our organization. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

●	establishing sufficient sales, service and service facilities in a timely manner;

●	forecasting production and revenue;

●	training new personnel;

●	controlling expenses and investments in anticipation of expanded operations;

●	establishing or expanding design, manufacturing, sales and service facilities;

●	implementing and enhancing administrative infrastructure, systems and processes;

●	addressing new markets;

●	expanding operations and finding and hiring a significant number of additional personnel, including manufacturing personnel, design personnel, engineers and service technicians; and

●	securing sub-assemblies and other raw materials from our suppliers to support growth.

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

We face significant competition, and there is no assurance that our vehicles will be successful in the respective markets in which they compete. The worldwide vehicle market, particularly for alternative fuel vehicles, is highly competitive today and we expect it will become even more so in the future. Established automobile manufacturers such as General Motors, Ford, Nissan and Toyota, as well as other newer companies such as Tesla, Arcimoto and Electrameccanica, have entered or are reported to have plans to enter the alternative fuel vehicle market, including hybrid, plug-in hybrid and fully electric vehicles. In some cases, such competitors have announced an intention to now or at some point in the future produce electric vehicles exclusively. As the LSEV market grows increasingly saturated, we expect to experience significant competition. The most competitive companies in the global LSEV market include HDK Electric Vehicles, Bradshaw Electric Vehicles, Textron Inc., Polaris Industries, Yamaha Motors Co. Ltd., Ingersoll Rand, Inc., Speedway Electric, AGT Electric Cars, Bintelli Electric Vehicles and Ligier Group. Many of our existing or potential competitors have substantially greater financial, technical and human resources than us, and significantly greater experience in manufacturing, designing and selling electric vehicles, as well as in clearing regulatory requirements of those vehicles in the United States and in foreign countries. Many of our current and potential future competitors also have significantly more experience designing, building and selling electric vehicles at commercial, or fleet, scale. Large automobile or equipment manufacturers with greater purchasing power allow them to acquire raw materials at a much lower cost. Additionally, the large traditional manufacturer has more ready access to efficient design, testing and service facilities. We do not have the company history, facilities or capital to properly compete with large traditional manufacturers should they decide to enter our market. Mergers and acquisitions in the electric vehicle market could result in even more resources being concentrated among a smaller number of our competitors. Increased competition could result in lower vehicle unit sales, price reductions, revenue shortfalls, loss of customers and loss of market share, which could harm our business, prospects, financial condition and operating results. Additionally, industry overcapacity has resulted in many manufacturers offering marketing incentives on vehicles in an attempt to maintain and grow market share; these incentives historically have included a combination of subsidized financing or leasing programs, price rebates, and other incentives. As a result, we are not necessarily able to set our prices to offset higher costs. Continuation of or increased excess capacity could have a substantial adverse effect on our financial condition and results of operations.

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

We may not be able to successfully develop new electric vehicles, address new market segments or develop a broader customer base. We currently sell one four-wheeled truck, from which all of our revenues are derived. We are currently developing our next generation three-wheeled vehicle. Our future success will be dependent on our ability to address additional markets, anticipate our existing and prospective customers’ needs and develop new vehicle models that meet those needs. In particular, we are currently developing a new series of automotive-grade autocycles, engineered and optimized to meet targeted use cases such as last mile and urban delivery and are also working on Club Car’s next generation, electric light duty trucks and developing a new purpose-built vehicle with Club Car. We will have to incorporate the latest technological improvements and enhancements into our future vehicles to be able to compete in the rapidly evolving electric vehicle industry and the target markets. There can be no assurance that we will be able to design future models of vehicles, or develop future services, that will meet the expectations of our customers or address market demands, or that our future models will achieve market acceptance or become commercially viable.

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

We rely on and intend to continue to rely on a single third-party supplier and manufacturer located in the People’s Republic of China for the sub-assemblies in semi-knocked-down for all of our vehicles. Any disruption in the operations of this third-party supplier could adversely affect our business and results of operations.

As part of our strategy to minimize our capital expenditures on manufacturing infrastructure, we currently rely on Cenntro for the sub-assemblies for the AYRO 411 Fleet vehicles. Cenntro also owns the design of the AYRO 411 Fleet and has granted us an exclusive license to purchase the AYRO 411 Fleet for sale in North America. Our dependence on a single supplier and manufacturer, and the challenges we may face in obtaining adequate supplies and vehicle kits required to assemble our vehicles, involve several risks, including limited control over pricing, availability, quality and delivery schedules.

We cannot be certain that Cenntro will continue to provide us with the quantities of the sub-assembles that we require or satisfy our anticipated specifications and quality requirements. If Cenntro experiences unanticipated delays, disruptions or shutdowns or is unable to ship required raw materials, sub-assemblies, replacement or warranty parts for any reason, within or outside of Cenntro’s control, our manufacturing operations and customer deliveries would be seriously impacted. Although we believe we could locate alternative suppliers to fulfill our needs, we may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms or develop our own replacements, especially when we rely on the license granted by Cenntro, who owns the design of the AYRO 411 Fleet. In December 2019, a strain of coronavirus, or COVID-19, was reported to have surfaced in Wuhan, China, resulting in government-imposed quarantines and other public health safety measures. The extent to which the coronavirus may impact our operations continues to be uncertain; however, the outbreak and continuous spreading of the coronavirus has caused, and could in the future cause, delays or disruptions in our supply chain and in the delivery of raw materials from Cenntro or our other suppliers located in China, which would be disruptive to the manufacturing of the vehicles and would adversely impact our business. In addition, the spreading of the virus may make it more difficult for us in finding alternative manufactures or suppliers due to the high concentration of such manufacturers or suppliers located in China. Any performance failure on the part of Cenntro or any other of our significant suppliers could interrupt production of our vehicles, which would have a material adverse effect on our business, financial condition and operating results.

Additionally, because Cenntro’s factories are located in the People’s Republic of China, nation-to-nation quarantining and embargo restrictions and/or regulations could be established by either the United States or Chinese governments, precluding us from sourcing the raw materials needed in a timely manner. This would have a material adverse effect on our business, financial condition and operating results.

Unforeseen or recurring operational problems at ours or our prime supplier’s facilities, or a catastrophic loss of ours or our prime supplier’s manufacturing facilities, may cause significant lost or delayed production and adversely affect our results of operations.

We import sub-assemblies from Cenntro and perform final assembly, testing and safety qualifications in our facility in Round Rock, Texas in an assembly line process. Our manufacturing process could be affected by operational problems that could impair our production capability and the timeframes within which we expect to produce our vehicles. Disruptions or shutdowns at our assembly facility could be caused by:

●	maintenance outages to conduct maintenance activities that cannot be performed safely during operations;

●	pandemics, including the COVID-19 pandemic, and related governmental responses that may restrict our ability to operate;

●	prolonged power failures or reductions;

●	breakdown, failure or substandard performance of any of our machines or other equipment;

●	noncompliance with, and liabilities related to, environmental requirements or permits;

●	disruptions in the transportation infrastructure, including railroad tracks, bridges, tunnels or roads;

●	fires, floods, snow or ice storms, earthquakes, tornadoes, hurricanes, microbursts or other catastrophic disasters, national emergencies, political unrest, war or terrorist activities; or

●	other operational problems.

●	availability of parts, including both batteries and semiconductors, which are used to produce many components of our vehicles.

If our manufacturing facility or that of our prime supplier is compromised or shut down, we may experience prolonged startup periods, regardless of the reason for the compromise or shutdown. Those startup periods could range from several days to several weeks or longer, depending on the reason for the compromise or shutdown and other factors. Any disruption in operations at our facility could cause a significant loss of production, delays in our ability to produce our vehicles and adversely affect our results of operations and negatively impact our customers. Further, a catastrophic event could result in the loss of the use of all or a portion of our manufacturing facility. Although we carry property insurance, our coverage may not be adequate to compensate us for all losses that may occur. Any of these events individually or in the aggregate could have a material adverse effect on our business, financial condition and operating results.

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

We may become subject to product liability claims, which could harm our business, prospects, operating results and financial condition. The automobile industry experiences significant product liability claims, and we face an inherent risk of exposure to claims in the event our vehicles do not perform as expected or malfunction resulting in personal injury or death. Our risks in this area are particularly pronounced given that our vehicles have a limited commercial history. A successful product liability claim against us that exceeds our product liability insurance limits could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our vehicles and business and inhibit or prevent commercialization of other future vehicles, which would have a material adverse effect on our brand, business, prospects and operating results. We maintain product liability insurance for all of our vehicles with annual limits of $10.0 million on a claims-made basis, but any such insurance might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our vehicles and are forced to make a claim under our policy.

If our vehicles fail to perform as expected due to defects, our ability to develop, market and sell our electric vehicles could be seriously harmed.

Our vehicles may contain defects in design and manufacturing that may cause them not to perform as expected or that may require repair. The discovery of defects in our vehicles would result in delays in new model launches, recall campaigns, reputational damage, or increased warranty costs that may negatively affect our business. Moreover, if one of our vehicles is a cause, or perceived to be the cause, of injury or death to an operator, passenger or bystander, we would likely be subject to a claim. If we were found responsible, we could incur substantial liability which could interrupt or even cause us to terminate some or all of our operations.

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, technical, finance and sales and marketing personnel. We have only one line of business and are highly dependent upon the continued service of our key executive officers and other employees. The loss of and failure to replace key management and personnel could have a serious adverse effect on sales bookings, strategic relationships, manufacturing operations, order fulfilment and customer service, and may adversely impact the achievement of our objectives. Despite our efforts to retain valuable employees, members of our management may terminate their employment with us at any time. Although we have written employment agreements with our executive officers, these employment agreements do not bind these executives for any specific term and allow executive officers to leave at any time, for any reason, with or without cause. We do not maintain any “key-man” insurance policies on any of the key employees nor do we intend to obtain such insurance.

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

In the years ended December 31, 2020 and 2019, we derived 68% and 75% of our vehicle revenue from Club Car under our MPA, for distribution through Club Car dealers. Our success depends, in part, on us establishing and maintaining satisfactory relationships with both the Club Car corporate organization as well as its distribution channels or its dealers. If we were unable to establish and maintain an adequate relationship with Club Car and its dealer network or, once established, if our relationship with Club Car or its dealer network were to be eliminated abruptly or disrupted, it could affect our ability to respond quickly to customers’ needs, resulting in various adverse consequences to us, including loss of sales, reduced cash flow, and/or a shutdown of our operations. In addition, as authorized dealers of our vehicles, the dealers could, through poor performance on such dealer’s part, damage our and our vehicles’ reputation in the marketplace, resulting in a loss of sales and cash flow which could adversely affect our business operations.

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

The design, manufacture, sale and servicing of vehicles is a capital-intensive business, and we may need to raise additional funds to expand our operations and reach vehicle production goals. At December 31, 2020, we had working capital of approximately $38.5 million, and we received subsequent to December 31, 2020 aggregate net proceeds of approximately $56.8 million registered direct offerings that closed in January 2021 and February 2021. Based upon our current expectations, we believe that our existing capital resources, including the proceeds from our registered direct offerings that closed in January 2021 and February 2021, will enable us to continue planned operations through at least March 31, 2022. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. If our cash on hand, the funds from the January 2021 and February 2021 registered direct offerings and our sales revenue are not sufficient to cover our cash requirements, we will need to raise additional capital, whether through the sale of equity or debt securities, the entry into strategic business collaborations, the establishment of other funding facilities, licensing arrangements, or asset sales or other means, in order to support our business plan. In addition, we may need to raise additional capital for strategic acquisitions or transactions. Such additional capital we may need may not be available on reasonable terms or at all.

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

We have raised capital in the past primarily through public offerings, as well as debt and private placements of our convertible preferred stock. We may in the future pursue the sale of additional equity and/or debt securities, or the establishment of other funding facilities including asset-based borrowings. There can be no assurances, however, that we will be able to raise additional capital through such an offering on acceptable terms, or at all. Issuances of additional debt or equity securities could impact the rights of the holders of our common stock and may dilute their ownership percentage. The terms of any securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then outstanding.

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

We may invest in or acquire other businesses, and our business may suffer if we are unable to successfully integrate acquired businesses into our company or otherwise manage the growth associated with multiple acquisitions.

As part of our business strategy, we may make acquisitions as opportunities arise to add new or complementary businesses, products, brands or technologies. In some cases, the costs of such acquisitions may be substantial, including as a result of professional fees and due diligence efforts. There is no assurance that the time and resources expended on pursuing a particular acquisition will result in a completed transaction, or that any completed transaction will ultimately be successful. In addition, we may be unable to identify suitable acquisition or strategic investment opportunities or may be unable to obtain any required financing or regulatory approvals, and therefore may be unable to complete such acquisitions or strategic investments on favorable terms, if at all. We may decide to pursue acquisitions with which our investors may not agree and we cannot assure investors that any acquisition or investment will be successful or otherwise provide a favorable return on investment. In addition, acquisitions and the integration thereof require significant time and resources and place significant demands on our management, as well as on our operational and financial infrastructure. In addition, if we fail to successfully close transactions or integrate new teams, or integrate the products and technologies associated with these acquisitions into our company, our business could be seriously harmed. Acquisitions may expose us to operational challenges and risks, including:

●	the ability to profitably manage acquired businesses or successfully integrate the acquired businesses’ operations, personnel, financial reporting, accounting and internal controls, technologies and products into our business;

●	increased indebtedness and the expense of integrating acquired businesses, including significant administrative, operational, economic, geographic or cultural challenges in managing and integrating the expanded or combined operations;

●	entry into jurisdictions or acquisition of products or technologies with which we have limited or no prior experience, and the potential of increased competition with new or existing competitors as a result of such acquisitions;

●	diversion of management’s attention and the over-extension of our operating infrastructure and our management systems, information technology systems, and internal controls and procedures, which may be inadequate to support growth;

●	the ability to fund our capital needs and any cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal difficulties; and

●	the ability to retain or hire qualified personnel required for expanded operations.

Our acquisition strategy may not succeed if we are unable to remain attractive to target companies or expeditiously close transactions. Issuing shares of our common stock to fund an acquisition would cause economic dilution to existing stockholders. If we develop a reputation for being a difficult acquirer or having an unfavorable work environment, or target companies view our common stock unfavorably, we may be unable to consummate key acquisition transactions essential to our corporate strategy and our business may be seriously harmed.

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

All vehicles sold must comply with federal, state and country-specific motor vehicle safety standards. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. Failure of the AYRO 411 Fleet or future vehicle models to satisfy motor vehicle standards would have a material adverse effect on our business and operating results.

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

We sold approximately 7% of our vehicles directly to our end customers in the year ended December 31, 2020. Going forward, we intend to focus on leveraging volume sales through dealers; however, we will continue to sell vehicles directly to end customers. Sales to both dealers and end customers require us to comply with state-specific regulations regarding the sale of vehicles by a manufacturer, including licensing and registration requirements. State laws that regulate the distribution and sale of motor vehicles by the manufacturer vary, and ensuring compliance is time-consuming and costly. Moreover, for customers living in states where we are prohibited from selling directly from within the state, we will have to consummate sales at facilities in a state that allows direct manufacturer-to-consumer sales and deliver the vehicle to the end user via a common carrier. As such, we may be required to either acquire and maintain a facility in multiple states, or incur additional costs of delivery of the vehicle, which consequently increases the cost and/or sales price of our vehicles and makes our vehicles less desirable to end-customers.

We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate the material weakness, or if we experience additional material weaknesses in the future, our business may be harmed.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on the effectiveness of our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting.

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 and concluded our internal control over financial reporting was not effective as of December 31, 2020 due to the material weakness related to segregation of duties. Specifically, due to limited resources and headcount we did not have multiple people in the accounting function for a full segregation of duties. We have taken and continue to take remedial steps to improve our internal control over financial reporting by hiring additional personnel with added expertise in public company reporting and expect to conclude that the material weakness has been remediated as these individuals progress through the onboarding process.

Remediation efforts place a significant burden on management and add increased pressure to our financial resources and processes. If we are unable to successfully remediate our existing material weakness or any additional material weaknesses in our internal control over financial reporting that may be identified in the future in a timely manner, the accuracy and timing of our financial reporting may be adversely affected; our liquidity, our access to capital markets, the perceptions of our creditworthiness may be adversely affected; we may be unable to maintain or regain compliance with applicable securities laws, the listing requirements of the Nasdaq Stock Market; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; our reputation may be harmed; and our stock price may decline.

Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on our business.

As a public company, we are required to provide management’s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those that were required of us as a private company. We continue to implement additional finance, accounting, and business operating systems, procedures, and controls as we grow our business and organization and to satisfy existing reporting requirements. If we fail to maintain or implement adequate controls, if we are unable to complete the required Section 404 assessment as to the adequacy of our internal control over financial reporting in future Form 10-K filings, or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting in future Form 10-K filings, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC, the Nasdaq or other regulatory authorities, which could require additional financial and management resources.

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

Cenntro owns the design of the AYRO 411 model and has granted us an exclusive license to manufacture AYRO 411 model for sale in North America. Our business is dependent on such license, and if we fail to comply with our obligations to maintain that license, our business will be substantially harmed. Under the Manufacturing License Agreement, dated April 27, 2017 and further modified on March 22, 2020, between Cenntro and us, we are granted an exclusive license to manufacture and sell AYRO 411 in the United States, and we are required to purchase the minimum volume of product units from Cenntro, among other obligations. No assurance can be given that we will be able to meet the required quota and maintain our license granted by Cenntro and that our existing license will be extended on reasonable terms or at all. In addition, we may need to license intellectual property from other third parties in the future for new vehicle models. No assurance can be given that we will be able to obtain such license or meet our obligations to maintain the licenses we may have to obtain from third parties in the future. If we were to lose or otherwise be unable to maintain these licenses for any reason, it would halt our ability to manufacture and sell our vehicles or may prohibit development of our future models. Any of the foregoing could result in a material adverse effect on our business or results of operations.

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

We pay Cenntro in U.S. dollars; however, the per-unit price of the sub-assemblies we must pay Cenntro may be affected due to the exchange rate fluctuations. The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions in China and by China’s foreign exchange policies. Historically, the exchange rate between the Renminbi and the U.S. dollar has fluctuated significantly, and it is difficult to predict how market forces or Chinese or U.S. government policy may impact such exchange rate in the future. As of December 31, 2020, the Renminbi was valued at 6.53 against the U.S. dollar.

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

The battery industry (both lithium-ion and lead acid-based), as well as many of the components of our vehicles, have been subjected to tariffs implemented by the U.S. government on goods imported from China. If the United States and China are not able to resolve their differences, new and additional tariffs may be put in place on additional products, including raw materials we use to manufacture our vehicles. If additional tariffs and related taxes are applied to the cost of imports from China, our costs will continue to increase, and we may be required to substantially increase the sales prices of our vehicles. An increase in sales prices of our vehicles would likely adversely affect our business, financial condition and operating results. If we are unable to increase the sales prices of our vehicles to reflect the increase in the costs of the vehicles, it will result in lower gross margins on our vehicles.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate headquarters are located at 900 E. Old Settlers Blvd., Suite 100, Round Rock, Texas. We currently lease approximately 23,927 square feet of office space in Round Rock, Texas under a lease that expires in March 2027. The lease agreement provides for a base monthly rent, and we are also responsible for real estate taxes, maintenance and other operating expenses applicable to the leased premises.

In February 2021, we signed a sublease for approximately 7,500 square feet of additional office space under a lease that expires June 2022. The lease agreement provides for a base monthly rent, and we are also responsible for real estate taxes, maintenance and other operating expenses applicable to the leased premises.

We believe that these facilities are adequate for our present operations.

ITEM 3. LEGAL PROCEEDINGS.

On February 12, 2021, the Company entered into an agreement with Arcimoto, Inc. to settle certain patent infringement claims (the “Arcimoto Settlement”), pursuant to which the Company agreed to cease the production, importation and sale of the AYRO 311, among other things. Accordingly, AYRO would not be contractually permitted to resume production of the AYRO 311. The Company is continuing the development of an all-new, three-wheeled electric vehicle, which is intended to replace AYRO 311 as our three-wheeled electric vehicle product offering.

As of January 1, 2019, DropCar Operating, Inc. (“DropCar Operating”) had accrued approximately $0.23 million for the settlement of multiple employment disputes. As of December 31, 2020, a de minimis amount remained accrued as accounts payable and accrued expenses for the settlement of the final remaining employment dispute.

On March 23, 2018, DropCar Operating was made aware of an audit being conducted by the New York State Department of Labor (“DOL”) regarding a claim filed by an employee. The DOL is investigating whether DropCar Operating properly paid overtime for which DropCar Operating has raised several defenses. In addition, the DOL is conducting its audit to determine whether DropCar Operating owes spread of hours pay (an hour’s pay for each day an employee worked or was scheduled for a period over ten hours in a day). If the DOL determines that monies are owed, the DOL will seek a backpay order, which management believes will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations or cash flows. Management believes the case has no merit.

DropCar was a defendant in a class action lawsuit which resulted in a judgement entered into whereby the Company is required to pay legal fees in the amount of $0.05 million to the plaintiff’s counsel. As of December 31, 2020, the balance due remains $0.05 million, recorded as a component of accounts payable on the accompanying consolidated balance sheet.

We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, that we believe are incidental to the operation of our business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations, financial positions or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the NASDAQ Capital Market under the symbol “AYRO”.

On December 31, 2020, the last reported sale price of our common stock on the NASDAQ Capital Market was $6.08 per share.

Stockholders

As of March 30, 2021, there were approximately 148 stockholders of record of our common stock.

Dividends

We have not paid any cash dividends to our stockholders since inception and do not plan to pay cash dividends in the foreseeable future. Any future declaration of dividends will depend on our earnings, capital requirements, financial condition, prospects and any other factors that our board of directors deems relevant, as well as compliance with the requirements of state law. In general, as a Delaware corporation, we may pay dividends out of surplus capital or, if there is no surplus capital, out of net profits for the fiscal year in which a dividend is declared and/or the preceding fiscal year. We currently intend to retain earnings, if any, for reinvestment in our business.

Equity Compensation Plans

	Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category:
Equity compensation plans approved by security holders: 2020 LTIP (Options and Restricted Stock)	1,959,787	$3.06	2,051,537
Equity compensation plans not approved by security holders: 2017 LTIP (Options) (2)	971,549	2.83	—
Equity compensation plans approved by security holders: 2014 DropCar (Options)	61,440	46.95	—
Other equity compensation plans not approved by security holders	—	—	—
Total	2,992,776		2,051,537

(1)	The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock awards since recipients of such awards are not required to pay an exercise price to receive shares subject to these awards.

(2)	Represents shares of common stock deliverable upon exercise of options under the 2017 LTIP adopted by AYRO Operating prior to the Merger.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

On November 19, 2020, the SEC issued final rules to amend Regulation S-K. These changes are effective for annual filings for the first fiscal year ending on or after August 9, 2021, and early adoption is permitted. We elected to adopt the amendments to Item 301 of Regulation S-K in their entirety, which remove the requirement to furnish selected financial data for each of the last five fiscal years.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with our historical financial statements and the related notes thereto. This management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in our filings with the Securities and Exchange Commission (“SEC”) that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. See “Forward-Looking Statements.”

References in this management’s discussion and analysis to “we,” “us,” “our,” “our Company” or “AYRO” refer to AYRO, Inc. and its subsidiaries.

Overview

Merger

On May 28, 2020, pursuant to the previously announced Agreement and Plan of Merger, dated December 19, 2019 (the “Merger Agreement”), by and among AYRO, Inc., a Delaware corporation previously known as DropCar, Inc., ABC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and AYRO Operating Company (“AYRO Operating”), a Delaware corporation previously known as AYRO, Inc., Merger Sub was merged with and into AYRO Operating, with AYRO Operating continuing after the merger as the surviving entity and a wholly owned subsidiary of the Company (the “Merger”). At the effective time of the Merger, without any action on the part of any stockholder, each issued and outstanding share of AYRO Operating’s common stock, par value $0.001 per share (“AYRO Operating Common Stock”), including shares underlying AYRO Operating’s outstanding equity awards and warrants, was converted into the right to receive 1.3634 pre-split and pre-stock dividend shares (the “Exchange Ratio”) of the Company’s common stock, par value $0.0001 per share (“Company Common Stock”). As part of the Merger, we received cash of $3.06 million in consideration for 2,337,663 shares of common stock. Upon completion of the Merger and the transactions contemplated in the Merger Agreement and assuming the exercise in full of all pre-funded warrants issued pursuant thereto, (i) the former AYRO Operating equity holders (including the investors in a bridge financing and private placements that closed prior to closing of the Merger) owned approximately 79% of the outstanding equity of the Company; (ii) former DropCar stockholders owned approximately 18% of the outstanding equity of the Company; and (iii) a financial advisor to DropCar and AYRO owned approximately 3% of the outstanding equity of the Company.

The Merger was treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes because substantially all of DropCar, Inc.’s operations were disposed of as part of the consummation of the Merger and therefore no goodwill or other intangible assets were recorded by the Company as a result of the Merger. AYRO Operating was treated as the accounting acquirer as its stockholders controlled the Company after the Merger, even though DropCar, Inc. was the legal acquirer. As a result, the assets and liabilities and the historical operations that are reflected in our consolidated financial statements are those of AYRO Operating as if AYRO Operating had always been the reporting company.

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

Transactions Related to the Merger

Simultaneous with the signing of the Merger Agreement, accredited investors, including certain investors in DropCar, purchased $1.0 million of AYRO Operating’s convertible bridge notes bearing interest at the rate of 5% per annum (the “Bridge Notes”). The Bridge Notes automatically converted into 1,030,585 shares of AYRO Operating Common Stock immediately prior to the consummation of the Merger representing an aggregate of 7.45% of the outstanding common stock of the combined company after giving effect to the Merger. Pursuant to the terms of the Bridge Notes, immediately prior to the closing of the Merger, the five lenders received warrants to purchase 1,030,585 shares of AYRO Operating Common Stock at an exercise price of $1.1159 per share. In conjunction with the bridge notes, we issued Palladium Capital Advisors, LLC (together with its affiliates, “Palladium”), our advisor, a warrant to purchase 72,141 shares of the Company’s common stock at an exercise price of $1.1159 per share.

In addition, immediately prior to the execution and delivery of the Merger Agreement, AYRO Operating entered into agreements with accredited investors, including certain stockholders of DropCar, pursuant to which such investors agreed to purchase, prior to the consummation of the Merger, 543,179 shares of AYRO Operating Common Stock (or common stock equivalents or pre-funded warrants to purchase 429,305 shares of Company Common Stock) representing an aggregate of 16.55% of the outstanding common stock of the combined company after giving effect to the Merger and warrants to purchase an equivalent number of shares of AYRO Operating Common Stock for an aggregate purchase price of $1.2 million (the “AYRO Private Placement”). Pursuant to the terms of the AYRO Private Placement, immediately prior to the closing of the Merger, the investors received warrants to purchase 972,486 shares of AYRO Operating Common Stock at an exercise price of $1.3599 per share. On the closing date of the Merger, AYRO Operating issued to the investors party to this second AYRO Operating Private Placement SPA (i) an aggregate of approximately 1,030,039 shares of common stock and pre-funded warrants to purchase 286,896 shares of Company Common Stock for an aggregate of $0.85 million and warrants to purchase 1,316,936 shares of AYRO Operating Common Stock at an exercise price of $0.7423 per share. In conjunction with the AYRO Private Placement, we issued Palladium, our advisor, a warrant to purchase 92,186 shares of the Company’s common stock at an exercise price of $0.7423 per share and a warrant to purchase 68,074 shares of the Company’s common stock at an exercise price of $1.3599 per share.

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

As part of the Merger, the Company issued to Palladium Holdings, LLC, its advisor, 415,000 shares of the Company’s common stock, par value $0.0001 per share.

On December 19, 2019, AYRO Operating entered into a letter agreement with ALS Investment, LLC (“ALS”), pursuant to which AYRO Operating issued ALS 622,496 shares of AYRO Operating Common Stock, which equaled 4.5% of the outstanding shares of common stock of the combined company giving effect to the Merger. In addition to introducing AYRO Operating and DropCar, ALS agreed to provide, as an independent contractor, consulting services to us relating to financial, capital market and investor relations for twelve months following the closing of the Merger.

In February 2020, AYRO Operating received a $0.5 million secured loan from certain existing investors in DropCar and AYRO Operating, and, in connection therewith, we received $10,000 upon exercise of the previously issued warrants to purchase 100,000 shares of common stock. The entire amount of the loan was paid off upon closing of the Merger.

In April 2020, AYRO Operating issued a secured promissory note payable to an individual investor providing $0.6 million of short-term financing. The note carried an interest rate of fifteen percent (15%) and was to be repaid upon the earlier of (1) closing date of the pending the Merger and (2) July 14, 2020. Fifty percent (50%) of the principal amount was personally guaranteed by Mark Adams, a former director of AYRO Operating and AYRO. In conjunction with the notes 553,330 shares of common stock (276,665 shares of common stock representing two percent (2%) of the combined company’s post-merger outstanding common stock each) were issued to the lender and to Mr. Adams as compensation for his personal guarantee. The entire amount of the loan was paid off upon the closing of the Merger.

Other AYRO Operating Warrants

At the effective time of the Merger, each AYRO Operating warrant that was outstanding and unexercised immediately prior to the effective time was converted pursuant to its terms and became a warrant to purchase Company Common Stock.

Closing of Asset Purchase Agreement

On December 19, 2019, DropCar entered into an asset purchase agreement (the “Asset Purchase Agreement”) with DC Partners Acquisition, LLC (“DC Partners”), Spencer Richardson and David Newman, pursuant to which DropCar agreed to sell substantially all of the assets associated with its business of providing vehicle support, fleet logistics and concierge services for both consumers and the automotive industry to an entity controlled by Messrs. Richardson and Newman, the Company’s Chief Executive Officer and Chief Business Development Officer at the time, respectively. The aggregate purchase price for the purchased assets consisted of the cancellation of certain liabilities pursuant to those certain employment agreements by and between DropCar and each of Messrs. Richardson and Newman, plus the assumption of certain liabilities relating to, or arising out of, workers’ compensation claims that occurred prior to the closing date of the Asset Purchase Agreement. On May 28, 2020, the parties to the Asset Purchase Agreement entered into Amendment No. 1 to the Asset Purchase Agreement (the “Asset Purchase Agreement Amendment”), which Asset Purchase Agreement Amendment (i) provides for the inclusion of up to $0.03 million in refunds associated with certain insurance premiums as assets being purchased by DC Partners, (ii) amends the covenant associated with the funding of the DropCar business, such that DropCar provided the DropCar business with additional funding of approximately $0.18 million at the closing of the transactions contemplated by the Asset Purchase Agreement and (iii) provides for a current employee of the Company being transferred to DC Partners to provide transition services to the Company for a period of three months after the closing of the transactions contemplated by the Asset Purchase Agreement. The Asset Purchase Agreement closed on May 28, 2020, immediately following the consummation of the Merger.

Business

Prior to the Merger, DropCar provided consumer and enterprise solutions to urban automobile-related logistical challenges. Following the Merger, we design, manufacture and market three- and four-wheeled purpose-built electric vehicles primarily to commercial customers. These vehicles allow the end user an environmentally friendly alternative to internal combustion engines for light duty uses, including logistics, maintenance and cargo services, at a lower total cost of ownership. Our four-wheeled vehicles are classified as low-speed vehicles (LSVs) based on federal and state regulations and are ideal for both college and corporate campuses. We are currently developing our next generation three-wheeled vehicle that we expect to be classified as a motorcycle for federal purposes and an autocycle in states that have passed certain autocycle laws, allowing the user to operate the vehicle with a standard automobile driver’s license. Our next generation three-wheeled vehicle is not expected to be an LSV and is expected to be ideal for last-mile delivery applications. The majority of our sales are comprised of sales of our four-wheeled vehicle to Club Car, a division of Ingersoll Rand, Inc., through a strategic arrangement entered in early 2019. We plan to continue growing our business through our experienced management team by leveraging our supply chain, allowing us to scale production without a large capital investment.

We have also developed a strategic partnership with Autonomic, a division of Ford. Pursuant to our agreement with Autonomic, we received a license to use Autonomic’s transportation mobility cloud and have agreed to jointly develop the monetization of cloud-based vehicle applications with Autonomic.

Manufacturing Agreement with Cenntro

In April 2017, AYRO Operating entered into a Manufacturing Licensing Agreement (the “MLA”) with Cenntro Automotive Group, Ltd. (“Cenntro”), one of our equity holders, that provides for its four-wheel sub-assemblies to be licensed and sold to us for final manufacturing and sale in the United States.

Under the MLA, in order for us to maintain our exclusive territorial rights pursuant to the MLA, for the first three years after March 22, 2020, we must meet the following minimum purchase requirements, which we believe we satisfied for the initial period: (i) a minimum of 300 units sold by the first anniversary of the effective date of the MLA; (ii) a minimum of 800 units sold by the second anniversary of the effective date of the MLA; and (iii) a minimum of 1,300 units sold by the third anniversary of the effective date of the MLA. Cenntro will determine the minimum sale requirements for the years thereafter. Should any event of default occur, the other party may terminate the MLA by providing written notice to the defaulting party, who will have 90 days from the effective date of the notice to cure the default. Unless waived by the party providing notice, a failure to cure the default(s) within the time 90-day time frame will result in the automatic termination of the MLA. Events of default under the MLA include a failure to make a required payment when due, the insolvency or bankruptcy of either party, the subjection of either party’s property to any levy, seizure, general assignment for the benefit of creditors, and a failure to make available or deliver the products in the time and manner provided for in the MLA. We are dependent on the MLA, and in the event of its termination our manufacturing operations and customer deliveries would be seriously impacted.

Master Procurement Agreement with Club Car

In March 2019, AYRO Operating entered into a five-year Master Procurement Agreement (the “MPA”), with Club Car for the sale of our four-wheeled vehicle. The MPA grants Club Car the exclusive right to sell our four-wheeled vehicle in North America, provided that Club Car orders at least 500 vehicles per year. Although Club Car did not meet the volume threshold for 2020, we currently have no intentions of selling our four-wheeled vehicles other than exclusively through Club Car. Under the terms of the MPA, we receive orders from Club Car dealers for vehicles of specific configurations, and we invoice Club Car once the vehicle has shipped. The MPA has an initial term of five (5) years commencing January 1, 2019 and may be renewed by Club Car for successive one-year periods upon 60 days’ prior written notice. Pursuant to the MPA, we granted Club Car a right of first refusal for sales of 51% or more of AYRO Operating’s assets or equity interests, which right of first refusal is exercisable for a period of 45 days following AYRO Operating’s delivery of an acquisition notice to Club Car. We also agreed to collaborate with Club Car on new products similar to our four-wheeled vehicle and improvements to existing products and granted Club Car a right of first refusal to purchase similar commercial utility vehicles we develop during the term of the MPA. We are currently engaged in discussions with Club Car to develop additional products to be sold by Club Car in Europe and Asia but there can be no assurance that these discussions will be successful. For the year ended December 31, 2020, revenues from Club Car constituted approximately 68% of our revenue, as compared to 75% in 2019. Any loss of, or a significant reduction in purchases by, Club Car that constitutes a significant portion of our sales could have an adverse effect on our financial condition and operating results.

Recent Developments

On June 17, 2020, we entered into a securities purchase agreement with certain institutional and accredited investors, pursuant to which we agreed to issue and sell in a registered direct offering an aggregate of 2,200,000 shares of our common stock, par value $0.0001 per share, at an offering price of $2.50 per share, for gross proceeds of approximately $5.50 million before the deduction of fees and offering expenses.

On July 6, 2020, we entered into a securities purchase agreement with certain institutional and accredited investors, pursuant to which we agreed to issue and sell in a registered direct offering an aggregate of 3,157,895 shares of our common stock, par value $0.0001 per share, at an offering price of $4.75 per share, for gross proceeds of approximately $15.00 million before the deduction of fees and offering expenses.

On July 21, 2020, we entered into a Securities Purchase Agreement with certain existing investors, pursuant to which we sold, in a registered direct offering an aggregate of 1,850,000 shares of common stock, par value $0.0001 per share, at an offering price of $5.00 per share for gross proceeds of $9.25 million before the deduction of fees and offering expenses. Each purchaser also had the right to purchase, on or before October 19, 2020, additional shares of common stock (the “Additional Shares”) equal to the full amount of 75% of the common stock it purchased at the initial closing, or an aggregate of 1,387,500 shares, at an offering price of $5.00 per share. On October 16, 2020, the Company entered into an addendum to the Agreement (the “Addendum”), which extended the deadline for each purchaser to exercise the right to purchase the Additional Shares by one year, to October 19, 2021. As of December 31, 2020, investors had elected to purchase 420,000 of the Additional Shares of common stock of AYRO, par value $0.0001 per share, at an offering price of $5.00 per share, for gross proceeds of approximately $2.10 million before the deduction of fees and offering expenses. Between January 1, 2021 and March 30, 2021, investors had elected to purchase an additional 302,500 of the Additional Shares of common stock of AYRO, par value $0.0001 per share, at an offering price of $5.00 per share, for gross proceeds of approximately $1.51 million before the deduction of fees and offering expenses.

On September 25, 2020, we entered into a Master Manufacturing Services Agreement (the “Karma Agreement”) with Karma Automotive, LLC (“Karma”). The term of the contract is for 12 months. Pursuant to the agreement Karma will provide certain manufacturing services, starting in 2021, under an attached statement of work including final assembly, raw material storage and logistical support of our vehicles in return for compensation of $1.68 million. We paid Karma an amount of $0.52 million and issued warrants to an advisor to the transaction with a fair value of $0.07 million due at signing of the contract. The payment was recorded as prepaid expense as of December 31, 2020. Pursuant to the Karma Agreement, we paid cash of $0.08 and issued a warrant (the “September Warrants”) to purchase 31,348 shares of our common stock at an exercise price of $3.19 per share to a vendor for facilitating a manufacturing agreement. The September Warrant is immediately exercisable and expires on September 25, 2025.

On November 22, 2020, we entered into a securities purchase agreement with certain institutional and accredited investors, pursuant to which we agreed to issue and sell in a registered direct offering an aggregate of 1,650,164 shares of our common stock, par value $0.0001 per share, at an offering price of $6.06 per share, for gross proceeds of approximately $10.0 million before the deduction of fees and offering expenses of $0.85 million. Pursuant to the Securities Purchase Agreement, the Company agreed to issue to the investors, unregistered Series A Warrants to purchase up to 1,237,624 shares of common stock and unregistered Series B Warrants to purchase up to 825,084 shares of common stock. The Series A Warrants are exercisable immediately upon issuance and terminate six months following issuance and are exercisable at an exercise price of $8.09 per share, subject to adjustment as set forth therein. The Series B Warrants are exercisable immediately upon issuance and terminate five years following issuance and are exercisable at an exercise price of $8.90 per share, subject to adjustment as set forth therein. Subject to certain limitations, we have a call right with respect to the warrants.

On January 25, 2021, we entered into a securities purchase agreement with certain institutional and accredited investors, pursuant to which we agreed to issue and sell in a registered direct offering an aggregate of 3,333,334 shares at an offering price of $6.00 per share, for gross proceeds of approximately $20.0 million before the deduction of fees and offering expenses. In a concurrent private placement, we sold to such investors warrants to purchase, at any time on or after July 26, 2021 and on or before July 26, 2023, additional shares of common stock equal to the full amount of the common stock it purchased at the initial closing, or an aggregate of 3,333,334 shares, at an exercise price of $6.93 per share.

Additionally, AYRO issued Palladium a warrant to purchase 233,334 shares of common stock (which equals 7.0% of the aggregate number of shares of common stock sold in the January 2021 registered direct offering). The warrants issued to Palladium have the same terms as the warrants issued in January 2021.

On February 11, 2021, we entered into a securities purchase agreement with certain institutional and accredited investors, pursuant to which we agreed to issue and sell in a registered direct offering an aggregate of 4,400,001 shares of common stock at an offering price of $9.50 per share, for gross proceeds of approximately $41.8 million before the deduction of fees and offering expenses. Each purchaser was also granted an option to purchase, on or before February 16, 2022, additional shares of common stock equal to the full amount of 75% of the common stock it purchased at the initial closing, or an aggregate of 3,300,000 shares, at an exercise price of $11.50 per share.

Palladium and Spartan Capital Securities, LLC “Spartan,” or collectively with Palladium, the “Financial Advisors” are entitled to a fee equal to 8% of the gross proceeds raised in the February 2021 registered direct offering, or an aggregate of approximately $3.3 million, and warrants to purchase an aggregate of 271,158 shares of common stock at an exercise price of $10.925 per share and 35,885 shares of common stock at an exercise price of $10.45 per share. The warrants are exercisable immediately following issuance and terminate five years following issuance.

Factors Affecting Results of Operations

Master Procurement Agreement

In March 2019, we entered into the MPA with Club Car. In partnership with Club Car and in interaction with its substantial dealer network, we have redirected our business development resources towards supporting Club Car’s enterprise and fleet sales function as Club Car proceeds in its new product introduction initiatives.

COVID-19 Pandemic

Our business, results of operations and financial condition have been adversely impacted by the recent coronavirus outbreak both in China and the United States. This has delayed our ability to timely procure raw materials from our supplier in China, which in turn, has delayed shipments to and corresponding revenue from customers. The pandemic and social distancing directives have interfered with our ability, and the ability of our employees, workers, contractors, suppliers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business. The COVID-19 pandemic poses restrictions on our employees’ and other service providers’ ability to travel on pre-sales meetings, customers’ abilities to physically meet with our employees and the ability of our customers to test drive or purchase our vehicles and shutdowns that may be requested or mandated by governmental authorities, and we expect these restrictions to continue at least until the second quarter of 2021. The pandemic adversely impacted our sales and the demand for our products in 2020 and is expected to continue adversely impacting demand for our products in 2021.

AYRO 311

We previously manufactured and sold the AYRO 311 Autocycle, a compact, three-wheeled electric vehicle. As the AYRO 311 was nearing end-of-life, on August 17, 2020 we sold our remaining AYRO 311 Fleet inventory to a third party for $0.12 million (the “311 Fleet Sale”). Upon such sale, we sustained a loss on disposal of $0.28 million. Subsequent to the 311 Fleet Sale, on February 12, 2021, we entered into an agreement with Arcimoto, Inc. to settle certain patent infringement claims (the “Arcimoto Settlement”), pursuant to which we agreed to cease the production, importation and sale of the AYRO 311, among other things. Accordingly, we would not be contractually permitted to resume production of the AYRO 311. We are continuing the development of an all-new, three-wheeled electric vehicle, which we intend to replace the AYRO 311 as our three-wheeled electric vehicle product offering. We expect to begin manufacturing our next generation three-wheeled vehicle in the first half of 2022.

Components of Statements of Operations

Revenue Recognition

We derive revenue from the sale of our three-and four-wheeled electric vehicles, and, to a lesser extent, shipping, parts and service fees. In the past we also derived rental revenue from vehicle revenue sharing agreements with our tourist destination fleet operators, or Destination Fleet Operators (“DFOs”), and, to a lesser extent, shipping, parts and service fees. Provided that all other revenue recognition criteria have been met, we typically recognize revenue upon shipment, as title and risk of loss are transferred to customers and channel partners at that time. Products are typically shipped to dealers or directly to end customers, or in some cases to our international distributors. These international distributors assist with import regulations, currency conversions and local language. Our vehicle product sales revenues vary from period to period based on, among other things, the customer orders received and our ability to produce and deliver the ordered products. Customers often specify requested delivery dates that coincide with their need for our vehicles.

Because these customers may use our products in connection with a variety of projects of different sizes and durations, a customer’s orders for one reporting period generally do not indicate a trend for future orders by that customer. Additionally, order patterns do not necessarily correlate amongst customers.

Cost of Goods Sold

Cost of goods sold primarily consists of costs of materials and personnel costs associated with manufacturing operations, and an accrual for post-sale warranty claims. Personnel costs consist of wages and associated taxes and benefits. Cost of goods sold also includes freight and changes to our warranty reserves. Allocated overhead costs consist of certain facilities and utility costs. We expect cost of revenue to increase in absolute dollars, as product revenue increases.

Operating Expenses

Our operating expenses consist of general and administrative, sales and marketing and research and development expenses. Salaries and personnel-related costs, benefits, and stock-based compensation expense are the most significant components of each category of operating expenses. Operating expenses also include allocated overhead costs for facilities and utility costs.

Research and Development Expense

Research and development expense consists primarily of employee compensation and related expenses, prototype expenses, depreciation associated with assets acquired for research and development, amortization of product development costs, product strategic advisory fees, third-party engineering and contractor support costs and allocated overhead. We expect our research and development expenses to increase in absolute dollars as we continue to invest in new and existing products.

Sales and Marketing Expense

Sales and marketing expense consist primarily of employee compensation and related expenses, sales commissions, marketing programs, travel and entertainment expenses and allocated overhead. Marketing programs consist of advertising, tradeshows, events, corporate communications and brand-building activities. We expect sales and marketing expenses to increase in absolute dollars as we expand our sales force, expand our product lines, increase marketing resources, and further develop sales channels.

General and Administrative Expense

General and administrative expense consists primarily of employee compensation and related expenses for administrative functions including finance, legal, human resources and fees for third-party professional services, and allocated overhead. We expect our general and administrative expense to increase in absolute dollars as we continue to invest in growing our business.

Stock-based compensation

We account for stock-based compensation expense in accordance with ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for share-based awards based on the estimated fair value on the date of grant.

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

Restricted stock grants are stock awards that entitle the holder to receive shares of our common stock as the award vests over time. The fair value of each restricted stock grant is based on the fair market value price of common stock on the date of grant, and it is measured and expensed as the options vest.

Other (Expense) Income

Other (expense) income consists of income received or expenses incurred for activities outside of our core business, including forgiveness of our PPP loan. Other expense consists primarily of interest expense, discount on debt amortization and the related loss on extinguishment of debt as it applies to the debt discount.

Provision for Income Taxes

Provision for income taxes consists of estimated income taxes due to the United States government and to the state tax authorities in jurisdictions in which we conduct business. In the case of a tax deferred asset, we reserve the entire value for future periods.

Results of Operations

Year Ended December 31, 2020 Compared with Year ended December 31, 2019.

The following table sets forth our results of operations for each of the periods set forth below:

	Years Ended December 31,
	2020	2019	Change
Revenue	$1,604,069	$890,152	$713,917
Cost of goods sold	1,770,552	691,843	1,078,709
Gross (loss)/profit	(166,483)	198,309	(364,792)
Operating expenses:
Research and development	1,920,548	714,281	1,206,267
Sales and marketing	1,415,282	1,300,120	115,162
General and administrative	6,603,935	6,678,310	(74,375)
Total operating expenses	9,939,765	8,692,711	1,247,054
Loss from operations	(10,106,248)	(8,494,402)	(1,611,846)
Other income and expense:
Other income	236,923	2,188	234,735
Interest expense	(327,196)	(172,479)	(154,717)
Loss on extinguishment of debt	(566,925)	-	(566,925)
Net loss	$(10,763,446)	$(8,664,693)	$(2,098,753)
Deemed dividend on modification of Series H-5 warrants	(432,727)	-	(432,727)
Net loss Attributable to Common Stockholders	$(11,196,173)	$(8,664,693)	$(2,531,480)

Revenue

Revenue was $1.60 million for the year ended December 31, 2020 as compared to $0.89 million for the year ended December 31, 2019, an increase of 80.2%, or $0.71 million. The increase in revenue was the result of an increase in sales of our vehicles, deriving from our Master Agreement with Club Car, related powered-food box sales and other vehicle options for the year ended December 31, 2020. Additionally, we recorded a one-time sale of the remaining vehicles, raw materials, and parts from our AYRO 311 product of $0.12 million. We also had revenue of $0.09 million from shipping and a de minimis amount for service revenue for the year ended December 31, 2020. As discussed under “Factors Affecting Results of Operations,” the COVID-19 pandemic adversely impacted sales and the demand for our vehicles during 2020.

Cost of goods sold and gross profit

Cost of goods sold increased by $1.08 million, or 155.9% for the year ended December 31, 2020 as compared to the year ended December 31, 2019, due to an increase in vehicle sales and an increase in time-of order options for our vehicles and specialty products. Of this increase, $0.38 million was recorded for the one-time sale of the remaining vehicles, raw materials and parts from our AYRO 311 product line.

Gross margin percentage was (10.4)% for the year ended December 31, 2020 as compared to 22.3% for the year ended December 31, 2019. The decrease in gross margin percentage in the core business was primarily due to an increase in tariffs on raw materials imported from China, an increase in shipping costs due to the global COVID-19 pandemic and an increase in overhead allocation resulting from the move to our new facility in January 2020. In 2020, we phased-out the production of our AYRO 311 line of vehicles in order to develop our next generation three-wheeled vehicle. The change in production did not represent a strategic shift that will have a major effect on our operations or financial results. Our end-of-life product costs of the AYRO 311 decreased our gross profit margin by 16.6% for the year ended December 31, 2020. Vehicle prices increased in January 2021 to offset the standard cost increases.

Research and development expenses

Research and development expense was $1.92 million for the year ended December 31, 2020 as compared to $0.71 million for the year ended December 31, 2019, an increase of $1.21 million, or 168.9%. The increase was primarily due to research and development (“R&D”) expenses related to personnel costs for our engineering, design, and research teams as we expanded the suite of option packages for our vehicles and initiated development of our next-generation three-wheeled vehicle. We had an increase in salaries and related expenses of $0.56 million, an increase of $0.46 million from R&D contracting for professional service and design costs and an increase in stock-based compensation of $0.11 million.

Sales and marketing expense

Sales and marketing expense increased by $0.12 million, or 8.9%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019, as we redirected our marketing focus in-house rather than outsourced contractors and marketing programs. Salaries and wages increased by $0.40 million and stock-based compensation increased by $0.11 million due to the addition of our Chief Marketing Officer and Chief of Business Development in late 2019 as well as the addition of other sales and marketing resources. Discretionary marketing programs decreased by $0.03 million and contracting for professional marketing services decreased by $0.47 million. These reductions in 2020 relative to 2019 were due to the redirection of our marketing focus in-house. Additionally, depreciation expense for demonstration vehicles assigned to the sales and marketing team increased by $0.12 million as compared to 2019 due to a reclassification from general and administration expenses to sales and marketing expense for demonstration vehicles assigned to the sales and marketing team.

General and administrative expenses

The majority of our operating losses from continuing operations resulted from general and administrative expenses. General and administrative expenses consist primarily of costs associated with our overall operations and with being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, and compliance related fees. General and administrative expense was $6.60 million for the year ended December 31, 2020, compared to $6.68 million for 2019, a decrease of $0.07 million. Contractor and consulting expenses decreased by $1.77 million. Contractor and consulting expenses for 2019 included $2.64 million of stock-based compensation paid to Christian Okonsky and Mark Adams, founders of AYRO and former board members and we also incurred an expense of $0.27 million for warrants issued for advisory services in 2019. Neither of these equity-related expenses were repeated in 2020. The reduction in contractor and consulting expenses was offset by an increase in contracting for professional services of $1.14 million, primarily a result of additional audit, legal and investor relations expenses incurred to support public reporting requirements. Board compensation expense increased by $0.22 million. Salaries and related costs increased by $0.17 million due to corporate expansion. Other public company-related expenses increased by $0.46 million. Stock-based compensation expense increased by $1.17 million, primarily due to the expense of director and employee equity awards in 2020. Depreciation decreased by $0.41 million, primarily driven by fully depreciating the tooling for our AYRO 311 product line during 2019 and the reclassification of the $0.12 million depreciation expense for demonstration vehicles assigned to the sales and marketing team due to our redirection of our marketing focus in-house.

Other income and expense

Other income increased by $0.23 million in 2020 compared to 2019. The increase was primarily due to the forgiveness of our Paycheck Protection Program (“PPP”) loan in the amount of $0.22 million in principal and interest effective December 29, 2020. In addition, we received $0.02 million during 2020 as an incentive for hiring additional personnel in the city of Round Rock, Texas under the city’s standard economic development grant. Interest expense increased $0.15 million, for the year ended December 31, 2020, as compared to 2019, primarily due to the increase in the discount on debt recorded from the equity issuances associated with certain debt instruments issued prior to the Merger. Interest expense also included noncash amortization of warrant discounts issued in conjunction with certain debt offerings. A loss on the extinguishment of debt related to the early redemptions of a note in the principal amount of $0.14 million previously converted from a vendor payable was recorded for $0.02 million, a loss on the extinguishment of debt for a bridge note in the principal amount of $0.60 million was recorded for $0.35 million and a loss on the extinguishment of debt for a bridge note in the principal amount of $0.50 million was recorded for $0.19 million.

Non-GAAP Financial Measure

We present Adjusted EBITDA because we consider it to be an important supplemental measure of our operating performance, and we believe it may be used by certain investors as a measure of our operating performance. Adjusted EBITDA is defined as income (loss) from operations before interest income and expense, income taxes, depreciation, amortization of intangible assets, amortization of discount on debt, impairment of long-lived assets, stock-based compensation expense and certain non-recurring expenses.

Adjusted EBITDA is not a measurement of financial performance under generally accepted accounting principles in the United States, or GAAP. Because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact our non-cash operating expenses, we believe that providing a non-GAAP financial measure that excludes non-cash and non-recurring expenses allows for meaningful comparisons between our core business operating results and those of other companies, as well as providing us with an important tool for financial and operational decision making and for evaluating our own core business operating results over different periods of time.

Adjusted EBITDA may not provide information that is directly comparable to that provided by other companies in our industry, as other companies in our industry may calculate non-GAAP financial results differently, particularly related to non-recurring, unusual items. Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered as an alternative to operating income or as an indication of operating performance or any other measure of performance derived in accordance with GAAP. We do not consider Adjusted EBITDA to be a substitute for, or superior to, the information provided by GAAP financial results.

Below is a reconciliation of Adjusted EBITDA to net loss to common stockholders:

	Year Ended December 31,
	2020	2019
Net loss to common stockholders	$(10,763,446)	$(8,664,693)
Depreciation and amortization	447,283	722,566
Stock-based compensation expense	1,827,008	3,336,394
Amortization of discount on debt	236,398	152,243
Interest expense	90,798	20,236
Loss on extinguishment of debt	566,925	—
Gain on debt forgiveness (PPP loan)	(219,363)	—
Adjusted EBITDA	$(7,814,397)	$(4,433,254)

Liquidity and Capital Resources

As of December 31, 2020, we had $36.54 million in cash and working capital of $38.50 million. As of December 31, 2019, we had $0.64 million in cash and working capital deficit of $0.40 million. The increase in cash and working capital was primarily a result of our capital raising activities from June 2020 through December of 2020 in addition to cash received as a result of the Merger.

Our sources of cash since inception have been predominantly from the sale of equity and debt.

In October 2019, we raised $0.50 million in a 120-day short-term loan from Mark Adams, a former director of AYRO Operating and AYRO. This loan had a 14% interest rate per annum, was payable quarterly and an equity incentive of 143,795 shares of AYRO Operating common stock. In December 2019, this loan term was extended to April 30, 2021 in exchange for the issuance of 136,340 shares of AYRO Operating common stock. The loan was repaid September 30, 2020.

In December 2019, a local marketing firm agreed to convert 90% of trade accounts payable the Company owed that firm to a term loan with a principal amount of $137,729.03 and bearing interest at the rate of 15% per annum, payable quarterly, with a maturity date of May 31, 2021. The Company also issued the marketing firm 66,000 shares of common stock in conjunction with this term loan. A discount on debt of $46,683 was recorded in the transaction and is being amortized over the life of the debt. The loan was repaid September 30, 2020.

In December 2019, we entered into a convertible bridge loan with five institutional lenders totaling $1.0 million. On May 28, 2020, immediately prior to the closing of the Merger, the five lenders received warrants (the “Bridge Loan Warrants”) to purchase 1,030,585 shares of common stock at an exercise price of $1.1159 per share. The Bridge Loan Warrants had full ratchet anti-dilution price protection with respect to future issuances of securities at an effective price below the exercise price, with the exercise price per share reducing to such exercise price and the number of shares deliverable upon exercise of the warrants increasing such that the aggregate exercise price under each warrant remains constant. The Bridge Loan Warrants would have terminated after a period of five years on May 28, 2025. All Bridge Loan Warrants were exercised prior to December 31, 2020.

In February 2020, we entered into secured promissory notes with three institutional lenders totaling $0.50 million. On May 28, 2020, immediately after the closing of the Merger, pursuant to and in connection with the issuance of these notes, we issued warrants (the “Secured Loan Warrants”) to purchase an aggregate of 100,000 shares of common stock to the three lenders for an aggregate purchase price of $0.01 million. Proceeds from the Merger were used to fully repay the $0.50 million promissory note on May 28, 2020. The Secured Loan Warrants were exercised in full during the three months ended June 30, 2020.

In April 2020, the Company issued a secured promissory note payable to an individual investor providing $600,000 of short-term financing. The notes carried an interest rate of fifteen percent (15%) and were to be repaid upon the earlier of (1) closing date of the pending the Merger and (2) July 14, 2020. Fifty percent (50%) of the principal amount was personally guaranteed by Mark Adams, a former director of AYRO Operating and AYRO. In conjunction with the notes, 553,330 shares of common stock (276,665 shares of common stock representing two percent (2%) of the combined company’s post-merger outstanding common stock each) were issued to the lender and to Mr. Adams as compensation for his personal guarantee.

On May 28, 2020, we completed our reverse merger with DropCar, which resulted in cash received from the merger of $3.1 million, represented by 2,337,663 shares of common stock.

On May 28, 2020, we entered into the first AYRO Operating Private Placement SPA with current stockholders of the Company and AYRO Operating, pursuant to which such stockholders agreed to purchase, prior to the consummation of the Merger, shares of AYRO Operating Common Stock and warrants (the “First Private Placement Warrants”) to purchase AYRO Operating’s common stock for an aggregate purchase price of $1.2 million. Prior to the closing of the Merger, AYRO Operating issued to the investors party to this first AYRO Private Placement SPA (i) an aggregate of approximately 543,179 shares of common stock and pre-funded warrants to purchase 429,305 shares of Company Common Stock at an exercise price of $0.000367 per share, and (ii) First Private Placement Warrants to purchase 972,486 shares of common stock at an exercise price of $1.3599 per share. The First Private Placement Warrants issued pursuant to the first AYRO Operating Private Placement SPA had full ratchet anti-dilution price protection with respect to future issuances of securities at an effective price below the exercise price with the exercise price per share reducing to such exercise price and the number of shares deliverable upon exercise of the warrant increasing such that the aggregate exercise price under each warrant remains constant. The First Private Placement Warrants would have terminated after a period of five years on May 28, 2025. All First Private Placement Warrants were exercised prior to December 31, 2020.

On May 28, 2020, we entered into the second AYRO Operating Private Placement SPA with current investors of the Company and AYRO Operating, pursuant to which such investors agreed to purchase, prior to the consummation of the Merger, shares of AYRO Operating Common Stock and warrants (the “Second Private Placement Warrants”) to purchase AYRO Operating Common Stock for an aggregate purchase price of $0.85 million. On the closing date of the Merger, AYRO Operating issued to the investors party to this second AYRO Operating Private Placement SPA (i) an aggregate of approximately 1,030,039 shares of common stock and pre-funded warrants to purchase 286,896 shares of Company Common Stock at an exercise price of $0.000367 per share, and (ii) Second Private Placement Warrants to purchase 1,316,936 shares of common stock at an exercise price of $0.7423 per share. The Second Private Placement Warrants issued pursuant to the second AYRO Operating Private Placement SPA had full ratchet anti-dilution price protection with respect to future issuances of securities at an effective price below the exercise price with the exercise price per share reducing to such exercise price and the number of shares deliverable upon exercise of the warrant increasing such that the aggregate exercise price under each warrant remains constant. The Second Private Placement Warrants would have terminated after a period of five years on May 28, 2025. All Second Private Placement Warrants were exercised prior to December 31, 2020.

In May 2020, the Company entered into a Paycheck Protection Program Term Note (the “PPP Note”) with Pacific Western Bank, NA in the amount of $218,000. The PPP Note was issued to the Company pursuant to the Coronavirus, Aid, Relief, and Economic Security Act’s (the “CARES Act”) (P.L. 116-136) Paycheck Protection Program (the “Program”). The PPP Note carries a maturity date of May 20, 2022, at a 1% interest rate. On December 29, 2020, notice of the PPP Note forgiveness was granted to the Company. The forgiveness amount of $218,000 in principal and $1,363 in interest was recorded in the other income line item on the statement of operations for the year ended December 31, 2020.

On June 17, 2020, we entered into a securities purchase agreement with certain institutional and accredited investors, pursuant to which we agreed to issue and sell in a registered direct offering an aggregate of 2,200,000 shares of common stock at an offering price of $2.50 per share, for gross proceeds of approximately $5.50 million before the deduction of fees and offering expenses of $0.44 million.

On July 6, 2020, we entered into a securities purchase agreement with certain institutional and accredited investors, pursuant to which we agreed to issue and sell in a registered direct offering an aggregate of 3,157,895 shares of our common stock at an offering price of $4.75 per share, for gross proceeds of approximately $15.00 million before the deduction of fees and offering expenses of $1.25 million.

On July 21, 2020, we entered into a securities purchase agreement with certain existing investors, pursuant to which we sold, in a registered direct offering an aggregate of 1,850,000 shares of common stock, par value $0.0001 per share, at an offering price of $5.00 per share for gross proceeds of $9.25 million before offering expenses of $0.74 million. Each purchaser also had the right to purchase, on or before October 19, 2020, additional shares of common stock (the “Additional Shares”) equal to the full amount of 75% of the common stock it purchased at the initial closing, or an aggregate of 1,387,500 shares, at price of $5.00 per share. On October 16, 2020, we entered into an addendum to the Agreement (the “Addendum”), which extended the deadline for each purchaser to exercise the right to purchase the Additional Shares by one year, to October 19, 2021. As of December 31, 2020, investors had elected to purchase 420,000 of the Additional Shares of common stock of AYRO, par value $0.0001 per share, at an offering price of $5.00 per share, for gross proceeds of approximately $2.10 million before offering expenses of $0.17 million. Between January 1, 2021 and March 30, 2021, investors had elected to purchase an additional 302,500 of the Additional Shares of common stock of AYRO, par value $0.0001 per share, at an offering price of $5.00 per share, for gross proceeds of approximately $1.51 million before the deduction of fees and offering expenses.

On November 22, 2020, we entered into a securities purchase agreement with certain institutional and accredited investors, pursuant to which we agreed to issue and sell in a registered direct offering an aggregate of 1,650,164 shares of our common stock, par value $0.0001 per share, at an offering price of $6.06 per share, for gross proceeds of approximately $10.00 million before the deduction of fees and offering expenses of $0.85 million. Pursuant to the securities purchase agreement, we issued to the investors unregistered Series A Warrants to purchase up to 1,237,624 shares of common stock and unregistered Series B Warrants to purchase up to 825,084 shares of common stock. The Series A Warrants are exercisable immediately upon issuance and terminate six months following issuance and are exercisable at an exercise price of $8.09 per share, subject to adjustment as set forth therein. The Series B Warrants are exercisable immediately upon issuance and terminate five years following issuance and are exercisable at an exercise price of $8.90 per share, subject to adjustment as set forth therein. In addition, subject to certain limitations, we have a call right with respect to the warrants.

On January 25, 2021, we entered into a securities purchase agreement with certain institutional and accredited investors, pursuant to which we agreed to issue and sell in a registered direct offering an aggregate of 3,333,334 shares at an offering price of $6.00 per share, for gross proceeds of approximately $20.00 million before the deduction of fees and offering expenses. In a concurrent private placement, we sold to such investors warrants to purchase, at any time on or after July 26, 2021 and on or before July 26, 2023, additional shares of common stock equal to the full amount of the common stock it purchased at the initial closing, or an aggregate of 3,333,334 shares, at an exercise price of $6.93 per share.

On February 11, 2021, we entered into a securities purchase agreement with certain institutional and accredited investors, pursuant to which we agreed to issue and sell in a registered direct offering an aggregate of 4,400,001 shares of common stock at an offering price of $9.50 per share, for gross proceeds of approximately $41.8 million before the deduction of fees and offering expenses. Each purchaser was also granted the option to purchase, on or before February 16, 2022, additional shares of common stock equal to the full amount of 75% of the common stock it purchased at the initial closing, or an aggregate of 3,300,000 shares, at a purchase price of $11.50 per share.

Between May 28, 2020 (the Merger closing) and December 31, 2020, holders of warrants have exercised warrants to purchase an aggregate of 5,074,645 shares of our common stock for aggregate net proceeds to us of $3.93 million. This is inclusive of warrants exercised as noted above.

Our business is capital intensive, and future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of our sales and marketing teams, the timing of new product introductions and the continuing market acceptance of our products and services. We may also use capital for strategic acquisitions or transactions. We are subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, competition from larger companies, other technology companies and other technologies. Based on the foregoing, management believes that the existing cash at December 31, 2020, together with net proceeds of approximately $56.8 million raised through registered direct offerings in January 2021 and February 2021, will be sufficient to fund operations for at least the next twelve months following the date of this report.

Summary of Cash Flows

The following table summarizes our cash flows:

	Years Ended December 31,
	2020	2019
Cash Flows:
Net cash used in operating activities	$(10,019,344)	$(4,104,286)
Net cash provided by (used in) investing activities	$2,542,020	$(374,352)
Net cash provided by financing activities	$43,372,599	$5,081,217

Operating Activities

During the year ended December 31, 2020, we used $10.02 million in cash in operating activities, an increase in use of $5.92 million when compared to the cash used in operating activities of $4.10 million during the same period in 2019. The increase in cash used in operating activities was primarily a result of prepayments for inventory and manufacturing services, an increase in accounts receivable, payments of accrued expenses, purchases of inventory and an increase in our operating loss as we continue to build our core business. This was offset by a reduction in cash used from our payments of outstanding accounts payable to Cenntro in March 2019 that did not occur in 2020.

Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of our accounts receivable, inventory turns and our ability to manage other areas of working capital.

Investing Activities

During the year ended December 31, 2020, we were provided cash of $2.54 million from investing activities as compared to $0.37 million cash used in investing activities during 2019, an increase of $2.91 million. The net increase was primarily due to proceeds of $3.06 million from the Merger.

Financing Activities

During the year ended December 31, 2020, we received net proceeds of an aggregate of $39.86 million from the issuance of common stock, net of fees and expenses, $0.02 million from the exercise of options to purchase additional shares of common stock, and $3.93 million from the exercise of warrants for cash. In addition, during 2020, we received $0.50 million of debt financing from certain DropCar investors and $0.60 million of debt financing from a private investor, both of which notes were repaid upon closing of the Merger. Additionally, in May 2020, we received $0.22 million in a PPP loan from our bank, which was forgiven in December 2020. In December 2020, we were notified that the PPP loan principal and accrued interest were forgiven in full under the PPP terms, which is reflected in the non-cash section of cash flows from operating activities. The debt proceeds were netted with $1.74 million of loan repayments. During the year ended December 31, 2019, $2.52 million was generated through the sale of AYRO Operating’s Preferred Stock. Additionally, during 2019 $0.80 million in proceeds were received from the sale of promissory notes convertible into AYRO Operating’s Series Seed 2 Preferred Stock, $0.33 million in proceeds were received from the sale of promissory term notes, $0.50 million in proceeds were received from the sale of a promissory note to Mark Adams, a former AYRO board member, $1.00 million in proceeds were received from the sale of promissory notes from certain DropCar investors, convertible into the Company’s common stock upon the Merger, and a short-term loan of $0.05 million was received and repaid in the first quarter of 2019, netted with $0.12 million of repayment of loan principal. No warrants were exercised in 2019.

Contractual Obligations and Commitments

We have made certain indemnities, under which we may be required to make payments to an indemnified party, in relation to certain transactions. We indemnify our directors and officers to the maximum extent permitted under the laws of the State of Delaware. In connection with our facility leases, we have indemnified our lessors for certain claims arising from the use of the facilities. The duration of the indemnities vary and, in many cases, are indefinite. These indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities.

Off-Balance Sheet Arrangements

Other than business and certain indemnification provisions, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. Other than AYRO Operating Company, Inc. and DropCar Operating Company, Inc., we do not have any subsidiaries to include or otherwise consolidate into the consolidated financial statements. Additionally, we do not have interests in, nor relationships with, any special purpose entities.

Related Party Transactions

Supply Chain Agreements

In 2017, we executed a supply chain contract with Cenntro Automotive Group (“Cenntro”), our primary supplier, a manufacturer located in the People’s Republic of China. Through our partnership with Cenntro, Cenntro acquired 19% of AYRO Operating’s common stock in 2017. As of December 31, 2020, Cenntro beneficially owned approximately 4.38% of our common stock. Currently, we purchase 100% of our vehicle chassis, cabs and wheels through this supply chain relationship with Cenntro. We must sell a minimum number of units in order to maintain our exclusive supply chain contract. We were in default of the original exclusive term of the contract; however, in 2019 and 2020, the contract was amended to remove the default clause. In December 2019, Cenntro agreed to convert $1.10 million of trade accounts payable due from us to 299,948 shares of AYRO Operating’s Seed Preferred Stock. The parties also agreed that any accrued interest on the trades payable as a result of this conversion would be forgiven, which resulted in a recapture of interest expense in the amount of $0.17 million in the year ended December 31, 2019. As of December 31, 2020 and 2019, the amounts outstanding to Cenntro as a component of accounts payable were $0.05 million and $0.08 million, respectively. Under a memorandum of understanding signed between us and Cenntro on March 22, 2020, upon availability of the 411x product, we agreed to purchase 300 units within the twelve months following the signing of the memorandum of understanding, and 500 units and 800 units in each of the following respective twelve-month periods. On July 9, 2020, in exchange for certain percentage discounts for raw materials, we made a $1.2 million prepayment for inventory. As of December 31, 2020 and 2019, the prepayment deposits were $0.98 million and $0.05 million.

In October 2019, we borrowed $0.50 million under a bridge loan from Mark Adams, a founding board member. As an inducement for the bridge loan, we granted Mr. Adams 143,975 shares of common stock and in December 2019, the Company granted an additional 136,340 shares of common stock to Mr. Adams as consideration for extending the term date of the loan to April 30, 2021. In September 2020, the loan principal and accrued interest were paid in full.

On March 1, 2017, we entered into a royalty-based agreement with Sustainability Initiatives, LLC (“SI”) an entity that is controlled by Mark Adams, a former director of AYRO and AYRO Operating, and Christian Okonsky, a former director of AYRO Operating in the effort to accelerate our operations. Royalties accrued were included as a component of research and development expense in the accompanying consolidated statements of operations. In return for acceleration assistance and for serving as our Chief Visionary Officer, the agreement provided for a monthly retainer. On a quarterly basis, we remitted a royalty of a percentage (see table below) of company revenues less the retainer amounts.

Revenues	Royalty Percentage
$0 - $25,000,000	3.0%
$25,000,000 - $50,000,000	2.0%
$50,000,000 - $100,000,000	1.0%
Over $100,000,001	0.5%

Effective January 1, 2019, we agreed to an amendment with SI to reduce the royalty percentage to 0.5%. In relation to this amendment, we granted the SI members an additional 381,752 stock options to vest over a nine-month vesting term. On October 15, 2019, we and the SI members agreed to terminate the agreement in full in exchange for 231,778 shares of the Company’s common stock. Stock-based compensation of $0.91 million was recorded on the transaction in October 2019.

On December 9, 2019, we and the SI members agreed to cancel the outstanding options to purchase 477,190 shares of our common stock in exchange for 434,529 shares of our common stock. Stock-based compensation of $1.50 million was recorded for the transaction in December 2019.

On April 1, 2017, we entered into a fee-for-service agreement with SI. In return for accounting, marketing, graphics and other services, we pay fixed, market-standard hourly rates under the shared services agreement as services are rendered. As of December 31, 2020 and 2019, we had a balance outstanding to SI for $0.01 million for both periods included in accounts payable. Total expenses paid or payable to SI were $0 and $0.06 million for the years ended December 31, 2020, and 2019, respectively.

In January 2019, we entered into a fee-for-service consulting agreement with Sustainability Consultants, LLC, (“SCLLC”) an entity that is controlled by Mark Adams, Will Steakley and John Constantine, who were principal stockholders of AYRO Operating. In exchange for consulting services provided, we paid $0.19 million in consulting fees to the firm during the year ended December 31, 2019. As of December 31, 2020, the balance due to SCLLC is zero. Additionally, we granted warrants to purchase 177,924 shares of our common stock. The warrants have an exercise price of $7.33 per share with a five-year life. Stock-based compensation consulting expense of $0.27 million was recorded in the general and administrative expenses on the statement of operations in the fourth quarter of 2019 in conjunction with the warrant grant – see Note 11 - Stock Based Compensation, of the Notes to the Consolidated Financial Statements. We also granted 67,488 shares of our common stock and recorded stock-based compensation of $0.23 million in the general and administrative expenses on the statement of operations for the fourth quarter of 2019 related to the common stock transaction.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

Our significant accounting policies are discussed in Note 2 to our consolidated financial statements for the years ended December 31, 2020 and 2019 which are included elsewhere in this Annual Report on Form 10-K. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results. There have been no changes to estimates during the periods presented in the filing. Historically, changes in management estimates have not been material.

Use of Estimates

The preparation of the consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Our most significant estimates include allowance for doubtful accounts, valuation of inventory reserve, valuation of deferred tax asset allowance, and the measurement of stock-based compensation expenses. Actual results could differ from these estimates.

Reclassification

Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation. These reclassifications had no effect on net earnings or cash flows as previously reported.

Revenue Recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as we satisfy a performance obligation.

Warrants and Preferred Shares

We account for warrants issued for performance of services under fair value recognition provisions. We calculate the fair value of the warrant utilizing the Black-Scholes pricing based upon the estimated fair value of the underlying common stock.

The accounting treatment of warrants and preferred share series issued is determined pursuant to the guidance provided by ASC 470, Debt, ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, as applicable. Each feature of a freestanding financial instruments including, without limitation, any rights relating to subsequent dilutive issuances, dividend issuances, equity sales, rights offerings, forced conversions, optional redemptions, automatic monthly conversions, dividends and exercise are assessed with determinations made regarding the proper classification in the consolidated financial statements.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”). Under the fair value recognition provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as compensation expense on a straight-line basis over the requisite service period, based on the terms of the awards. We calculate the fair value of option grants utilizing the Black-Scholes pricing model based upon the estimated fair value of the common stock.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the guidance in ASC 718 to include share-based payments for goods and services to non-employees and generally aligns it with the guidance for share-based payments to employees. In accordance with ASU 2018-07, these stock options and warrants issued as compensation for services provided to us are accounted for based upon the fair value of the underlying equity instrument. The attribution of the fair value of the equity instrument is charged directly to compensation expense over the period during which services are rendered.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item 8 is included at the end of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our principal executive officer and our principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that we file or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below, as well as our continued implementation of disclosure controls and procedures following the Merger. As a result of the Merger, management has evaluated our internal control processes, has made improvements in our processes and is continually evaluating and improving our internal control processes and expanding our financial operations and reporting infrastructure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financing reporting as of December 31, 2020, management identified a material weakness related to segregation of duties. Specifically, due to limited resources and headcount we did not have multiple people in the accounting function for a full segregation of duties.

Based on this assessment, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020, based on the criteria in Internal Control – Integrated Framework (2013).

Plan for Remediation of Material Weakness

We have taken and continue to take remedial steps to improve our internal control over financial reporting by hiring additional personnel with added expertise in public company reporting and expect to conclude that the material weakness has been remediated as these individuals progress through the onboarding process.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2020. Information relating to this item will be included in an amendment to this Annual Report on Form 10-K if the Company’s definitive proxy statement is not filed within such time.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2020. Information relating to this item will be included in an amendment to this Annual Report on Form 10-K if the Company’s definitive proxy statement is not filed within such time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2020. Information relating to this item will be included in an amendment to this Annual Report on Form 10-K if the Company’s definitive proxy statement is not filed within such time.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2020. Information relating to this item will be included in an amendment to this Annual Report on Form 10-K if the Company’s definitive proxy statement is not filed within such time.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2020. Information relating to this item will be included in an amendment to this Annual Report on Form 10-K if the Company’s definitive proxy statement is not filed within such time.

PART IV

ITEM 15. EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None. Financial statement schedules have not been included because they are not applicable, or the information is included in the consolidated financial statements or notes thereto.

(3) Exhibits:

See “Index to Exhibits” for a description of our exhibits.

Item 16. FORM 10-K SUMMARY

Not applicable

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization by and among DropCar, Inc., ABC Merger Sub, Inc. and AYRO, Inc. dated December 19, 2019 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2019)

2.2	Asset Purchase Agreement, by and among DropCar, Inc., DropCar Operating Company, Inc., DC Partners Acquisition, LLC, Spencer Richardson and David Newman, dated December 19, 2019 (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2019)

2.3	Amendment to Asset Purchase Agreement, by and among DropCar, Inc., DropCar Operating Company, Inc., DC Partners Acquisition, LLC, Spencer Richardson and David Newman, dated May 28, 2020 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.1	Certificate of Amendment to the Certificate of Designations, Preferences and Rights of Series H-4 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.2	Amended and Restated Certificate of Incorporation, effective May 28, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective May 28, 2020 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.4	Amended and Restated Bylaws, effective May 28, 2020 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.5	First Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2020)

4.1	Palladium Holdings, LLC Finder’s Warrant issued in connection with the June 2020 Registered Direct Offering (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.2	Form of Spartan Capital Securities, LLC Finder’s Warrant issued in connection with the June 2020 Registered Direct Offering (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.3	Palladium Holdings, LLC Advisor’s Warrant issued in connection with the July 2020 Registered Direct Offering (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.4	Form of Spartan Capital Securities, LLC Advisor’s Warrant issued in connection with the July 2020 Registered Direct Offering (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.5	Palladium Holdings, LLC Advisor’s Warrant issued in connection with the July 23, 2020 Registered Direct Offering (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.6	Form of Pre-Funded Warrant issued in connection with the AYRO Private Placements (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.7	Form of Warrant issued in connection with the $850K AYRO Private Placement (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.8	Form of Warrant issued in connection with the $1.15M AYRO Private Placement (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.9	Form of Warrant issued in connection with the AYRO Bridge Loan (incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.10	Form of Penny Warrant issued in connection with the Secured Loan (incorporated by reference to Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.11	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2020)

4.12	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2020)

4.13	Form of Investor Warrant issued in connection with the January 2020 Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2021)

4.14	Form of Palladium Warrant issued in connection with the January 2020 Offering (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2021)

4.15	Form of Placement Agent Common Stock Purchase Warrant issued in connection with the February 2021 Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2021)

4.16**	Description of Capital Stock

10.1	Mark Adams Secured Promissory Note, dated as of October 14, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.2	Amendment to Mark Adams Secured Promissory Note, dated December 31, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.3	April Bridge Financing, by and among AYRO Operating Company, Inc. and the lenders party thereto, dated April 14, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.4	Form of Bridge Loan Registration Rights Agreement, dated May 28, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.5	Form of AYRO Operating Private Placement Registration Rights Agreement, dated May 28, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.6	Employment Agreement, by and between the Company and Rodney Keller, dated May 28, 2020 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.7	Employment Agreement, by and between AYRO Operating Company, Inc. and Curtis Smith, dated March 8, 2018 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

10.8	Amendment to Employment Agreement, by and between AYRO Operating Company, Inc. and Curtis Smith, dated May 28, 2020 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.9	AYRO, Inc. 2020 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 3, 2020)

10.10	Form of ISO Award Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.11	Form of NQSO Award Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.12	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.13	Form of Securities Purchase Agreement, dated June 17, 2020, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2020)

10.14	Form of Securities Purchase Agreement, dated July 6, 2020, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2020)

10.15	Form of Securities Purchase Agreement, dated July 21, 2020, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2020)

10.16+	Master Procurement Agreement, dated March 5, 2019, by and among the Company and Club Car LLC (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

10.17	AYRO Operating, Inc. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

10.18	Form of NQSO Award Agreement under the AYRO Operating, Inc. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

10.19	Advisory Agreement, dated January 1, 2019, by and among the Company and Sustainability Consultants, LLC (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

10.21	Form of Addendum to the Securities Purchase Agreement, dated October 16, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2020)

10.22†	First Amendment to Employment Agreement, by and between AYRO, Inc. and Rodney C. Keller, Jr., dated September 29, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2020)

10.23	Form of Securities Purchase Agreement, dated November 22, 2020, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2020

10.24†	First Amendment to the AYRO, Inc. 2020 Long-Term Incentive Plan, dated December 17, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2020)

10.25	Form of Securities Purchase Agreement, dated January 25, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2021)

10.26	Form of Securities Purchase Agreement, dated February 11, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2021)

23.1**	Consent of Friedman LLP

23.2**	Consent of Plante & Moran, PLLC

31.1***	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2***	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS**	XBRL Instance Document
101 SCH**	XBRL Taxonomy Extension Schema Document
101 CAL**	XBRL Taxonomy Calculation Linkbase Document
101 DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB**	XBRL Taxonomy Labels Linkbase Document
101 PRE**	XBRL Taxonomy Presentation Linkbase Document

**	Filed herewith.

***	Furnished herewith.

+	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

†	Management or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AYRO, INC.

Dated: March 31, 2021	By:	/s/ Rodney C. Keller, Jr.
Rodney C. Keller, Jr,
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Rodney C. Keller, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2021
Rodney C. Keller, Jr.

/s/ Curtis Smith	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2021
Curtis Smith

/s/ Joshua Silverman	Chairman of the Board of Directors	March 31, 2021
Joshua Silverman

/s George Devlin	Director	March 31, 2021
George Devlin

/s/ Sebastian Giordano	Director	March 31, 2021
Sebastian Giordano

/s/ Zvi Joseph	Director	March 31, 2021
Zvi Joseph

/s/ Greg Schiffman	Director	March 31, 2021
Greg Schiffman

/s/ Wayne R. Walker	Director	March 31, 2021
Wayne R. Walker

AYRO, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AYRO, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AYRO, Inc. (the “Company”) as of December 31, 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Warrants

Critical Audit Matter Description

As discussed in Notes 2 and 10 to the financial statements, the Company issued series of warrants to purchase common stock in connection with the merger transaction, registered direct and private placement offerings and compensation for service agreements entered into during the year ended December 31, 2020. All warrants were evaluated for proper classification on the balance sheet and it was determined that all warrants should be classified as permanent equity instruments.

Auditing the accounting conclusions for the issuance of the warrants discussed above was challenging because of the complex provisions affecting classification and required extensive audit effort. The accounting for the warrants involved an assessment of the particular features of each type of warrant, and the impact of those features on the accounting and classification of the warrants.

How We Addressed the Matter in Our Audit	To test the accounting and determine proper classification of the warrants, our audit procedures included, among others, inspecting the agreements and evaluating the application of the Company’s technical accounting analyses. Our audit procedures also included the involvement of personnel with specialized knowledge and skill in debt and equity accounting to evaluate the appropriateness of management’s interpretation on how to apply relevant accounting guidance for the classification of the warrants issued, including evaluating the terms and management’s conclusion on the interpretation and application of the relevant accounting literature.

Stock-based Compensation

Critical Audit Matter Description

As discussed in Notes 2 and 11 to the financial statements, the Company grants stock-based awards including stock options, restricted stock and performance-based stock awards to their employees as compensation for their service. The Company recorded approximately $1.8 million of stock-based compensation expense during the year ended December 31, 2020. Certain awards include performance conditions that only vest upon achievement of certain milestones. During the year ended December 31, 2020, the Board of Directors modified the vesting terms and had issued 651,250 of such awards.

Auditing the Company’s accounting for stock-based compensation required complex auditor judgment due to the number and the variety of the types of equity awards, the subjectivity of assumptions used to value stock-based awards and the frequent use of performance-based vesting conditions. In particular, judgment was required to evaluate the nature of the annual performance conditions, as well as to assess the satisfaction of the performance targets.

How We Addressed the Matter in Our Audit	To test the accounting, we tested the accuracy and completeness of the data used in measuring the awards by agreeing the underlying inputs, such as grant date, grant price, performance targets and vesting terms, among others, back to source documents, such as compensation meeting minutes or award letters. Additionally, we tested the related volatility assumptions prepared by management by assessing their valuation methodologies and assumptions used. We determined whether milestone targets were satisfied in accordance with the contractual conditions and the effect on the modified vesting terms, and recalculated grant date fair value. We also evaluated the adequacy of the Company’s stock-based compensation disclosures included in Note 11 in relation to these matters.

/s/ Friedman LLP

We have served as the Company’s auditor since 2020.

East Hanover, New Jersey
March 31, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Ayro, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Ayro, Inc. (the “Company”) as of December 31, 2019 and the related statement of income, stockholders' equity, and cash flows for the period ended December 31, 2019 and the related notes, collectively referred to as the "financial statements.” In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and the results of its operations and its cash flows for the year ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company’s auditor since 2017.

Denver, Colorado
March 11, 2020	/S/ Plante & Moran, PLLC

AYRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$36,537,097	$641,822
Accounts receivable, net	765,850	71,146
Inventory, net	1,173,254	1,118,516
Prepaid expenses and other current assets	1,608,762	164,399
Total current assets	40,084,963	1,995,883

Property and equipment, net	611,312	489,366
Intangible assets, net	143,845	244,125
Operating lease – right-of-use asset	1,098,819	-
Deposits and other assets	22,491	48,756
Total assets	$41,961,430	$2,778,130

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$767,205	$772,077
Accrued expenses	665,068	612,136
Contract liability	24,000	-
Current portion long-term debt, net	7,548	1,006,947
Current portion lease obligation – operating lease	123,139	-
Total current liabilities	1,586,960	2,391,160

Long-term debt, net	14,060	318,027
Lease obligation - operating lease, net of current portion	1,002,794	-
Total liabilities	2,603,814	2,709,187

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, (authorized – 20,000,000 shares)	-	-
Convertible Preferred Stock Series H, ($0.0001 par value; authorized – 8,500 shares; issued and outstanding – 8 and zero shares, respectively)	-	-
Convertible Preferred Stock Series H-3, ($.0001 par value; authorized – 8,461 shares; issued and outstanding – 1,234 and zero shares, respectively)	-	-
Convertible Preferred Stock Series H-6, ($.0001 par value; authorized – 50,000 shares; issued and outstanding – 50 and zero shares, respectively)	-	-
Convertible Seed Preferred Stock, ($1.00 par value; authorized – zero shares; issued and outstanding – zero and 7,360,985 shares, respectively)	-	9,025,245
Common Stock, ($0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 27,088,584 and 3,948,078 shares, respectively)	2,709	395
Additional paid-in capital	64,509,724	5,001,947
Accumulated deficit	(25,154,817)	(13,958,644)
Total stockholders’ equity	39,357,616	68,943
Total liabilities and stockholders’ equity	$41,961,430	$2,778,130

The accompanying notes are an integral part of these consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019
Revenue	$1,604,069	$890,152
Cost of goods sold	1,770,552	691,843
Gross (loss) profit	(166,483)	198,309

Operating expenses:
Research and development	1,920,548	714,281
Sales and marketing	1,415,282	1,300,120
General and administrative	6,603,935	6,678,310
Total operating expenses	9,939,765	8,692,711

Loss from operations	(10,106,248)	(8,494,402)

Other (expense) income:
Other income	236,923	2,188
Interest expense	(327,196)	(172,479)
Loss on extinguishment of debt	(566,925)	-
Total other expense, net	(657,198)	(170,291)

Net loss	$(10,763,446)	$(8,664,693)

Deemed dividend on modification of Series H-5 warrants	(432,727)	-
Net loss attributable to Common Stockholders	$(11,196,173)	$(8,664,693)

Net loss per share, basic and diluted	$(0.73)	$(2.95)

Basic and diluted weighted average Common Stock outstanding	15,336,617	2,940,975

The accompanying notes are an integral part of these consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2020 and 2019
	Series H		Series H-3		Series H-6		AYRO Series Seed
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, January 1, 2019	-	$-	-	$-	-	$-	3,882,791	$4,270,507	2,793,591	$279	$1,131,551	$(5,293,951)	$108,386
Preferred Stock issued for cash							3,478,194	4,754,738					4,754,738
Sale of Common Stock, net of fees									1,154,487	116	4,118		4,234
Stock based compensation											3,372,726		3,372,726
Discount on debt											493,552		493,552
Net loss												(8,664,693)	(8,664,693)
December 31, 2019	-	$-	-	$-	-	$-	7,360,985	$9,025,245	3,948,078	$395	$5,001,947	$(13,958,644)	$68,943

Conversion of AYRO Preferred Stock to common stock							(7,360,985)	(9,025,245)	2,007,193	201	9,025,044		-
Issuance of Series H Preferred Stock in connection with the 2020 Merger	8	-											-
Issuance of Series H-3 Preferred Stock in connection with the 2020 Merger			2,189	-									-
Issuance of Series H-6 Preferred Stock in connection with the 2020 Merger					7,883	-							-
Conversion of Series H-6 Preferred Stock					(7,833)				225,590	23	(23)		-
Issuance of Common Stock in connection with the 2020 Merger, net of fees									4,948,377	495	4,451,235		4,451,730
Exchange of debt for Common Stock in connection with the 2020 Merger									1,030,585	103	999,897		1,000,000
Issuance of Common Stock in connection with debt offering									553,330	56	461,957		462,013
Sale of Common Stock, net of fees									9,278,059	928	38,409,253		38,410,181
Conversion of Series H-3 Preferred Stock			(955)						795				-
Exercise of warrants, net of fees									5,074,645	507	3,926,311		3,926,818
Exercise of stock options									6,817	-	16,669		16,669
Stock based compensation											1,736,791		1,736,791
Vested restricted stock									15,115	1	47,916		47,917
Deemed divided on modification of H-5 warrants											432,727	(432,727)	-
Net loss												(10,763,446)	(10,763,446)
December 31, 2020	8	$-	1,234	$-	50	$-	-	$-	27,088,584	$2,709	$64,509,724	$(25,154,817)	$39,357,616

The accompanying notes are an integral part of these consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,763,446)	$(8,664,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	447,283	722,566
Stock-based compensation	1,827,008	3,372,726

Amortization of debt discount	236,398	152,243
Loss on extinguishment of debt	566,925	-
Amortization of right-of-use asset	111,861	-
Provision for bad debt expense	37,745	29,099
Debt forgiveness (PPP loan)	(218,000)	-
Change in operating assets and liabilities:
Accounts receivable	(732,449)	159,986
Inventories	(4,967)	532,089
Prepaid expenses and other current assets	(1,444,363)	4,656
Deposits	26,265	(6,917)
Accounts payable	(59,489)	(715,267)
Accrued expenses	10,632	319,225
Contract liability	24,000	(9,999)
Lease obligations - operating leases	(84,747)	-
Net cash used in operating activities	(10,019,344)	(4,104,286)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(504,332)	(469,834)
Disposals of property and equipment	-	90,747
Purchase of intangible assets	(14,388)	(35,559)
Disposal of intangible assets	-	40,294
Proceeds from merger with ABC Merger Sub, Inc.	3,060,740	-
Net cash provided by (used in) investing activities	2,542,020	(374,352)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance debt	1,318,000	2,675,000
Repayments of debt	(1,744,676)	(116,392)
Proceeds from exercise of warrants, net of fees and expenses	3,926,818	-
Proceeds from exercise of stock options	16,669	-
Proceeds from issuance of Common Stock, net of fees and expenses	39,855,788	4,234
Proceeds from issuance of Preferred Stock	-	2,518,375
Net cash provided by financing activities	43,372,599	5,081,217

Net change in cash	35,895,275	602,579

Cash, beginning of year	641,822	39,243

Cash, end of year	$36,537,097	$641,822

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$102,911	$32,786
Conversion of notes payable to Preferred Stock	$-	$1,136,363
Conversion of accounts payable to Preferred Stock	$-	$1,100,000
Conversion of accounts payable to notes payable	$-	$137,729
Discount on debt from issuance of common stock	$-	$493,553
Interest forgiven on PPP loan	$1,363	$-
Conversion of debt to Common Stock	$1,000,000	$-
Conversion of Preferred Stock to Common Stock	$9,025,245	$-
Cashless exercise of 76,999 H-5 warrants	$192,500	$-
Discount on debt with related party	$462,013	$-
Deemed divided on modification of Series H-5 warrants	$432,727	$-
Restricted Stock for service, vested not issued	$42,300	$-
Offering costs included in accounts payable, not paid	$54,617	$-
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$1,210,680	$-

The accompanying notes are an integral part of these consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF THE BUSINESS

Organization

AYRO, Inc. (“AYRO” or the “Company”), a Delaware corporation formerly known as DropCar, Inc. (“DropCar”), a corporation located outside Austin, Texas, is the merger successor discussed below of AYRO Operating Company, Inc., which was formed under the laws of the State of Texas on May 17, 2016 as Austin PRT Vehicle, Inc. and subsequently changed its name to Austin EV, Inc. under an Amended and Restated Articles of Formation filed with the State of Texas on March 9, 2017. On July 24, 2019, the Company changed its name to AYRO, Inc. and converted its corporate domicile to Delaware. The Company was founded on the basis of promoting resource sustainability. The Company is principally engaged in manufacturing and sales of environmentally-conscious, minimal-footprint electric vehicles (“EV’s”). The all-electric vehicles are typically sold both directly and to dealers in the United States.

On May 28, 2020, pursuant to the previously announced Agreement and Plan of Merger, dated December 19, 2019, (the “Merger Agreement”) by and among the Company, ABC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and AYRO Operating Company, Inc., a Delaware corporation previously known as AYRO, Inc. (“AYRO Operating”), Merger Sub was merged with and into AYRO Operating, with AYRO Operating continuing after the merger as the surviving entity and a wholly owned subsidiary of the Company (the “Merger”). At the effective time of the Merger, without any action on the part of any stockholder, each issued and outstanding share of AYRO Operating’s common stock, par value $0.001 per share, (the “AYRO Operating Common Stock”), including shares underlying AYRO Operating’s outstanding equity awards and warrants, was converted into the right to receive 1.3634 shares (the “Exchange Ratio”) of the Company’s common stock, par value $0.0001 per share (the “Company Common Stock”). Immediately following the effective time of the Merger, the Company effected a 1-for-10 reverse stock split of the issued and outstanding Company Common Stock (the “Reverse Stock Split”), and immediately following the Reverse Stock Split, the Company issued a stock dividend of one share of Company Common Stock for each outstanding share of Common Stock to all holders of record immediately following the effective time of the Reverse Stock Split (the “Stock Dividend”). The net result of the Reverse Stock Split and the Stock Dividend was a 1-for-5 reverse stock split. Upon completion of the Merger and the transactions contemplated in the Merger Agreement and assuming the exercise in full of all pre-funded warrants issued pursuant thereto, (i) the former AYRO Operating equity holders (including the investors in a bridge financing and in private placements that closed prior to closing of the Merger) owned approximately 79% of the outstanding equity of the Company; (ii) former DropCar stockholders owned approximately 18% of the outstanding equity of the Company; and (iii) a financial advisor to DropCar and AYRO owned approximately 3% of the outstanding equity of the Company.

The Merger is being treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of DropCar, Inc.’s operations were disposed of as part of the consummation of the Merger and therefore no goodwill or other intangible assets were recorded by the Company as a result of the Merger. In connection with the disposal of DropCar, Inc. operations, AYRO assumed $186,000 of outstanding payables from DropCar plus cash of $186,000 to be used to satisfy those obligations. Payables in excess of those prefunded by DropCar will be the responsibility of AYRO. The Company does not believe any excess would constitute a material amount. AYRO Operating is treated as the accounting acquirer as its stockholders control the Company after the Merger, even though DropCar, Inc. was the legal acquirer. As a result, the assets and liabilities and the historical operations that are reflected in these consolidated financial statements are those of AYRO Operating as if AYRO Operating had always been the reporting company. All reference to AYRO Operating, Inc. shares of common stock, warrants and options have been presented on a post-merger, post-reverse split basis.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Other Uncertainties

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”), which contemplates continuation of the Company as a going concern. The Company is subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, competition from larger companies, other technology companies and other technologies. The Company has a limited operating history and the sales and income potential of its business and market are unproven. As of December 31, 2020, the Company had cash balances totaling $36,537,097. The Company incurred net losses of $10,763,446 and $8,664,693 and negative cash flows from operations of $10,019,344 and $4,104,286 for the years ended December 31, 2020 and 2019, respectively. In addition, overall working capital increased by $38,893,280 during the year ended December 31, 2020. The Company anticipates that it will continue to incur net losses into the foreseeable future and will need to raise additional capital to continue operations, however, throughout 2020 and in the first two months of 2021, the Company has raised sufficient cash to fund its operations for at least the next twelve months following the issuance of these consolidated financial statements.

Since early 2020, when the World Health Organization established the transmissible and pathogenic coronavirus a global pandemic, there have been business slowdowns and decreased demand for ARYO products. The outbreak of such a communicable disease has resulted in a widespread health crisis which has adversely affected general commercial activity and the economies and financial markets of many countries, including the United States. As the outbreak of the disease has continued through 2020 and into 2021, the measures taken by the governments of countries affected has adversely affected the Company’s business, financial condition, and results of operations. The pandemic had an adverse impact on AYRO’s sales and the demand for AYRO products in 2020, resulting in sales that were less than expected at the beginning of 2020. ARYO expects the pandemic to continue to have an adverse impact on sales and demand for products into 2021.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The consolidated financial statements represent the consolidation of the accounts of the Company and its subsidiary in conformity with GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company’s most significant estimates include allowance for doubtful accounts, inventory, fair value of long-lived assets, useful lives for property, plant and equipment and intangibles, valuation of deferred tax asset allowance, and the measurement of stock-based compensation expenses. Actual results could differ from these estimates.

Reclassification

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period financial statement presentation. These reclassifications had no effect on net earnings or cash flows as previously reported.

Cash and Cash Equivalents

Cash consists of checking accounts. The Company considers all highly-liquid investments purchased with a maturity of three months or less at the time of purchase to be cash equivalents. The Company maintains total cash balances in one account which exceeds the federally insured limits. Management does not believe this results in any significant credit risk. The Company has no cash equivalents as of December 31, 2020 and 2019.

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

The carrying amounts of financial instruments reported in the accompanying consolidated financial statements for current assets and current liabilities approximate the fair value because of the immediate or short-term maturities of the financial instruments.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2020 and 2019, the Company did not have any level 2 or level 3 instruments.

Accounts Receivable, Net

In the normal course of business, the Company extends credit to customers. Accounts receivable, less the allowance for doubtful accounts, reflect the net realizable value of receivables and approximate fair value. An allowance for doubtful accounts is maintained and reflects the best estimate of probable losses determined principally on the basis of historical experience and specific allowances for known troubled accounts. All accounts or portions thereof that are deemed to be uncollectible or that require an excessive collection cost are written off to the allowance for doubtful accounts. As of December 31, 2020 and 2019, the Company had reserved an allowance for doubtful accounts of $73,829 and $36,084, respectively. All account receivables are made on an unsecured basis.

Inventory, Net

Inventory consists of purchased chassis, cabs, batteries, truck beds and component parts which includes cost of raw materials, freight, direct labor, and related production overhead and are stated at the lower of cost or net realizable value, as determined using a first-in, first-out method. Inventory also includes a fleet of internally manufactured vehicles that serve demonstration and other purposes, the balance of which is being depreciated over their useful lives. Management compares the cost of inventory with the net realizable value and, if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost. On an ongoing basis, inventory is reviewed for potential write-down for estimated obsolescence or unmarketable inventory based upon forecasts for future demand and market conditions.

Property and Equipment, Net

Property and equipment, net, are stated at cost, less accumulated depreciation. Depreciation is recorded over the shorter of the estimated useful life, of one to ten years, or the lease term of the applicable assets using the straight-line method beginning on the date an asset is placed in service. The Company regularly evaluates the estimated remaining useful lives of the Company’s property and equipment, net, to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation. Maintenance and repairs are charged to expense when incurred.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated useful lives for significant property and equipment categories are as follows:

Computer Equipment and Software	1 – 3 years
Furniture and Fixtures	2 – 7 years
Machinery and Equipment	5 – 10 years
Leasehold Improvements	Shorter of useful or lease life

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

Factors that the Company considers in deciding when to perform an impairment review include significant changes in the Company’s forecasted projections for the asset or asset group for reasons including, but not limited to, significant under-performance of a product in relation to expectations, significant changes, or planned changes in the Company’s use of the assets, significant negative industry or economic trends, and new or competing products that enter the marketplace. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset with the related impairment charge recognized within the statements of operations. No impairment losses were identified or recorded in the years ended December 31, 2020 and 2019 on the Company’s long-lived assets.

Leases

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease obligation on the consolidated balance sheet as of December 31, 2020. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

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

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nature of goods and services

The following is a description of the Company’s products and services from which the Company generates revenue, as well as the nature, timing of satisfaction of performance obligations, and significant payment terms for each:

Product revenue

Product revenue from customer contracts is recognized on the sale of each Electric Vehicle as vehicles are shipped to customers. The majority of the Company’s vehicle sales orders generally have only one performance obligation: sale of complete vehicles. Ownership and risk of loss transfers to the customer based on FOB shipping point and freight charges are the responsibility of the customer. Revenue is typically recognized at the point in which control transfers or in accordance with payment terms customary to the business. The Company provides product warranties to assure that the product assembly complies with agreed upon specifications. The Company’s product warranty is similar in all material respects to the product warranties provided by the Company’s suppliers, therefore minimizing the warranty liability to the standard labor rates associated with the defective part replacement. Customers do not have the option to purchase a warranty separately; as such, warranty is not accounted for as a separate performance obligation. The Company’s policy is to exclude taxes collected from a customer from the transaction price of automotive contracts.

Shipping revenue

Amounts billed to customers related to shipping and handling are classified as shipping revenue. The Company has elected to recognize the cost for freight and shipping when control over vehicles has transferred to the customer as a selling expense. The Company has reported shipping expenses of $134,310 and $75,791 for the years ended December 31, 2020 and 2019, respectively.

Subscription revenue

Subscription revenue from revenue sharing with Destination Fleet Operators (“DFO”) and other vehicle rental agreements is recorded in the month the vehicles in the Company’s fleet is rented. The Company established its rental fleet in late March 2019 which is recorded in the property and equipment section of the accompanying consolidated balance sheets – see Note 7. For the rental fleet, the Company retains title and ownership to the vehicles and places them in DFO’s in resort communities that typically rent golf cars for use in those communities. In August 2020, the Company phased-out the production of its 311 line of vehicles in order to develop a new line of vehicles. The change in production did not represent a strategic shift that will have a major effect on the Company’s operations or financial results.

Services and other revenue

Services and other revenue consist of non-warranty after-sales vehicle services. Revenue is typically recognized at a point in time when services and replacement parts are provided.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Reporting

The Company operates in one business segment which focuses on the manufacturing and sales of environmentally-conscious, minimal-footprint EVs. The Company’s business offerings have similar economic and other characteristics, including the nature of products, manufacturing, types of customers, and distribution methods. The chief operating decision maker (CODM) reviews profit and loss information on a consolidated basis to assess performance and make overall operating decisions. The consolidated financial statements reflect the financial results of the Company’s one reportable operating segment. The Company has no significant revenues or tangible assets outside of the United States.

Income Taxes

The Company accounts for income tax using an asset and liability approach, which allows for the recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The accounting for deferred income tax calculation represents management’s best estimate on the most likely future tax consequences of events that have been recognized in the consolidated financial statements or tax returns and related future anticipation. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain. As of December 31, 2020 and 2019, there were no accruals for uncertain tax positions.

Warrants and Preferred Shares

The accounting treatment of warrants and preferred share series issued is determined pursuant to the guidance provided by ASC 470, Debt, ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, as applicable. Each feature of a freestanding financial instruments including, without limitation, any rights relating to subsequent dilutive issuances, dividend issuances, equity sales, rights offerings, forced conversions, optional redemptions, automatic monthly conversions, dividends and exercise are assessed with determinations made regarding the proper classification in the Company’s consolidated financial statements.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”). The Company recognizes all employee share-based compensation as an expense in the financial statements on a straight-line basis over the requisite service period, based on the terms of the awards. Equity-classified awards principally related to stock options, restricted stock units (“RSUs”) and equity-based compensation, are measured at the grant date fair value of the award. The Company determines grant date fair value of stock option awards using the Black-Scholes option-pricing model. The fair value of RSUs is determined using the closing price of the Company’s common stock on the grant date. For service based vesting grants, expense is recognized ratably over the requisite service period based on the number of options or shares. Stock-based compensation is reversed for forfeitures in the period of forfeiture.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the guidance in ASC 718 to include share-based payments for goods and services to non-employees and generally aligns it with the guidance for share-based payments to employees. In accordance with ASU 2018-07, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the underlying equity instrument. The attribution of the fair value of the equity instrument is charged directly to compensation expense over the period during which services are rendered.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On May 28, 2020, pursuant to the previously announced Merger Agreement, dated December 19, 2019, the Company issued prefunded common stock warrants to purchase 1,193,391 shares of the Company’s common stock to certain investors (“Penny Warrants”). Penny warrants were included in the calculation of outstanding shares for purposes of basic earnings per share.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	As of December 31,
	2020	2019
Options to purchase Common Stock	1,920,269	996,645
Unvested restricted stock	1,072,503	-
Series H-1, H-3, H-4, H-5, I, J, pre-merger AYRO and Merger common stock purchase warrants	3,501,014	461,647
Series H, H-3, H-6, and pre-merger AYRO Seed Preferred Stock	2,475	2,007,193
	6,496,261	3,465,485

Research and development costs

Costs are incurred in connection with research and development programs that are expected to contribute to future earnings. Such costs include labor, stock-based compensation, training, software subscriptions, and consulting. These amounts are charged to the consolidated statement of operations as incurred. Total research and development expenses included were $1,920,548 and $714,281 for the years ended December 31, 2020 and 2019, respectively.

Recent Accounting Pronouncements

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The guidance contains improvements to the Codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the Disclosure Section of the Codification. The guidance also contains Codifications that are varied in nature and may affect the application of the guidance in cases in which the original guidance may have been unclear. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020. For all other entities, the amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-10 to have a material impact on its consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40); Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which addresses issues identified as a result of the complexities associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. This update addresses, among other things, the number of accounting models for convertible debt instruments and convertible preferred stock, targeted improvements to the disclosures for convertible instruments and earnings-per-share (“EPS”) guidance and amendments to the guidance for the derivatives scope exception for contracts in an entity’s own equity, as well as the related EPS guidance. This update applies to all entities that issue convertible instruments and/or contracts in an entity’s own equity. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluating the impact the adoption of ASU 2020-06 could have on the Company’s consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13 - Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments. Codification Improvements to Topic 326, Financial Instruments – Credit Losses, have been released in November 2018 (2018-19), November 2019 (2019-10 and 2019-11) and a January 2020 Update (2020-02) that provided additional guidance on this Topic. This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For SEC filers meeting certain criteria, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For SEC filers that meet the criteria of a smaller reporting company (including this Company) and for non-SEC registrant public companies and other organizations, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently in the process of its analysis of the impact of this guidance on its consolidated financial statements and does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company adopted the new standard on January 1, 2020, and the adoption did not have a material impact on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11—Earnings Per Share (Topic 260), Distinguishing Liabilities From Equity (Topic 480), and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 eliminates the requirement that a down round feature precludes equity classification when assessing whether an instrument is indexed to an entity’s own stock. A freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The Company adopted the new standard on January 1, 2020, and the adoption did not have a material impact on its consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. REVENUES

Disaggregation of Revenue

Revenue by type consists of the following:

	Years Ended December 31,
	2020	2019
Revenue type
Product revenue	$1,506,055	$787,386
Shipping revenue	94,099	83,717
Subscription revenue	1,786	11,883
Service income	2,129	7,166
	$1,604,069	$890,152

Contract Liabilities

The Company recognizes a contract liability when a consideration is received, or if the Company has the unconditional right to receive consideration, in advance of satisfying the performance obligation. A contract liability is the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration, or an amount of consideration is due from the customer. The table below details the activity in the Company’s contract liabilities as of December 31, 2020 and 2019. The balance at the end of each period is reported as contract liability in the Company’s consolidated balance sheet.

	As of December 31,
	2020	2019
Balance, beginning of year	$-	$9,999
Additions	183,319	-
Transfer to revenue	(159,319)	(9,999)
Balance, end of period	$24,000	$-

Warranty Reserve

The Company records a reserve for warranty repairs upon the initial delivery of vehicles to its dealer network. The Company provides a product warranty on each vehicle including powertrain, battery pack and electronics package. Such warranty matches the product warranty provided by its supply chain for warranty parts for all unaltered vehicles and is not considered a separate performance obligation. The supply chain warranty does not cover warranty-based labor needed to replace a part under warranty. Warranty reserves include management’s best estimate of the projected cost of labor to repair/replace all items under warranty. The Company reserves a percentage of all dealer-based sales to cover an industry-standard warranty fund to support dealer labor warranty repairs. Such percentage is recorded as a component of cost of revenues in the statement of operations. As of December 31, 2020 and 2019, warranty reserves were recorded within accrued expenses of $43,278 and $27,375, respectively.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of amounts due from invoiced customers and product deliveries and were as follows:

	As of December 31,
	2020	2019
Trade receivables	$839,679	$107,230
Less: Allowance for doubtful accounts	(73,829)	(36,084)
	$765,850	$71,146

NOTE 5. INVENTORY, NET

Inventory, net consisted of the following:

	As of December 31,
	2020	2019
Raw materials	$634,085	$554,913
Work-in-progress	-	64,631
Finished goods	539,169	498,972
	$1,173,254	$1,118,516

Management has determined that no reserve for inventory obsolescence was required as of the years ended December 31, 2020 and 2019.

NOTE 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	As of December 31,
	2020	2019
Prepaid final assembly services	$520,000	$-
Prepayments for inventory	976,512	49,162
Prepaid other	112,250	115,237
	$1,608,762	$164,399

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	As of December 31,
	2020	2019
Computer and equipment	$815,704	$520,586
Furniture and fixtures	127,401	111,347
Lease improvements	221,802	117,897
Prototypes	300,376	490,798
Computer software	62,077	54,516
	1,527,360	1,295,144
Less: Accumulated depreciation	(916,048)	(805,778)
	$611,312	$489,366

Depreciation expense for the years ended December 31, 2020 and 2019 was $332,615 and $615,707, respectively.

NOTE 8. INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	As of December 31, 2020
				Weighted-
			Net	Average
	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period
Supply chain development	$395,248	$(291,937)	$103,311	1.05 yrs.
Patents and trademarks	70,435	(29,901)	40,534	2.45 yrs.
	$465,683	$(321,838)	$143,845

	As of December 31, 2019
				Weighted-
			Net	Average
	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period
Supply chain development	$395,248	$(193,126)	$202,122	2.30 yrs.
Patents	56,047	(14,044)	42,003	3.10 yrs.
	$451,295	$(207,170)	$244,125

Amortization expense for the years ended December 31, 2020 and 2019, was $114,668 and $106,859, respectively. The definite lived intangible assets have no residual value at the end of their useful lives.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020, the intangible assets amortization expense to be recognized for each of the succeeding five years are as follows:

Years ending December 31,	Future Amortization Expense
2021	$108,924
2022	24,601
2023	8,568
2024	1,752
$143,845

NOTE 9. FINANCING ARRANGEMENTS

The composition of the Company’s debt and financing obligations was as follows:

	As of December 31,
	2020	2019
2019 $500,000 Founder Bridge Note	$-	$500,000
2019 Vendor Payable Conversion Note	-	137,729
2019 $1,000,000 Convertible Bridge Notes	-	1,000,000
Note payable – auto financing	21,608	28,555
	21,608	1,666,284
Less: debt discount	-	(341,310)
	21,608	1,324,974
Less: current portion	(7,548)	(1,006,947)
Long-term debt	$14,060	$318,027

Auto Financing

In August of 2018, the Company entered into an auto financing arrangement with an auto lender (“Auto Financing Note”) in the amount of $36,962. The Auto Financing Note carries a maturity date of August 31, 2023, at a 8.34% interest rate. Interest expense for the years ended December 31, 2020 and 2019, was $2,119 and $2,673, respectively.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financing arrangements settled during the periods presented are as follows:

2019 $500,000 Founder Bridge Note

In October 2019, the Company received $500,000 under a 120-day bridge term loan (the “Founder Bridge Note”), bearing interest at the rate of 14% per annum, payable quarterly, from Mark Adams, a founding board member. As an inducement for the bridge loan, the Company granted Mr. Adams 143,975 shares of common stock. On December 13, 2019, Mr. Adams agreed to modify the terms of the note and extend the maturity date until April 30, 2021 in exchange for the issuance of 136,340 shares of common stock. A discount on debt of $398,017 was recorded and amortized over the life of the loan as a component of interest expense on the accompanying consolidated statements of operations. The discount was calculated by allocating the relative fair value of the underlying equity grant, determined using the relative fair market value method to ascribe the value of the common stock at the time of the grant, relative to the face value of the loan to arrive at the total debt discount. On September 30, 2020, the Company repaid the Founder Bridge Note in full. The final amount paid was $517,405 consisting of $500,000 in principal and $17,405 in accrued interest. Interest expense for the years ended December 31, 2020 and 2019, was $52,500 and $13,386, respectively. Amortization expense on the discount on debt for the years ended December 31, 2020 and 2019, was $103,602 and $100,722, respectively. The Company reported a loss on the debt extinguishment related to the unamortized discount on debt of $193,693.

2019 Vendor Payable Conversion Note

In December 2019, a marketing firm agreed to convert 90% of trade accounts payable the Company owed that firm to a term loan with a principal amount of $137,729 and bearing interest at the rate of 15% per annum, payable quarterly, with a maturity date of May 31, 2021. The Company also issued the marketing firm 17,997 shares of common stock in conjunction with this term loan. A discount on debt of $46,683 was recorded and amortized over the life of the loan as a component of interest expense on the accompanying consolidated statements of operations. The discount was calculated by allocating the relative fair value of the underlying equity issuance, determined using the relative fair market value method to ascribe the value of the common stock at the time of the issuance, relative to the face value of the loan to arrive at the total debt discount. On September 30, 2020, the Company repaid the conversion loan in full. The final amount paid was $143,454 consisting of $137,729 in principal and $5,725 in accrued interest. Interest expense for the years ended December 31, 2020 and 2019, was $15,494 and $9,302, respectively. Amortization expense on the discount on debt for the years ended December 31, 2020 and 2019, was $24,008 and $2,668, respectively. The Company reported a loss on the debt extinguishment related to the unamortized discount on debt of $20,007.

2019 $1,000,000 Convertible Bridge Notes

In December of 2019, the Company received cash in exchange for convertible promissory notes from five institutional lenders totaling $1,000,000. The maturity date of the notes was the earlier of (1) the closing of the Merger, (2) May 31, 2020, and (3) ninety (90) days if the Company determined not to proceed with the Merger. The notes accrued interest at five percent (5%). Immediately prior to the consummation of the Merger, the outstanding principal was converted into 1,030,585 shares of common stock. Interest expense for the years ended December 31, 2020 and 2019, was $20,833 and $1,291, respectively.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2019 $800,000 Convertible Notes

During the first quarter of 2019, the Company received cash in exchange for convertible promissory notes from seven individual lenders, totaling $800,000. The terms for the notes were sixty (60) days with an additional sixty-day extension to be exercised at the discretion of the Company. The notes accrued interest at twelve (12%) for the first sixty days and at fifteen percent (15%) for the sixty-day extension. The lenders had the option to convert the notes and accrued interest into AYRO Seed Preferred Stock (see Note 10) at $1.75 per share before the sixty-day extension period has expired. In May 2019, four lenders converted $350,000 of principle and $9,062 of accrued interest into 205,178 of AYRO Seed Preferred Stock. In September 2019, one lender converted $100,000 of convertible notes to a twelve-month term loan (see 2019 $250,000 Bridge Notes). Additionally, two lenders redeemed $60,000 in principal from their outstanding note. Warrants to purchase up to 26,586 of common stock at a price of $7.33 per share were issued in connection with the notes. The warrants issued have a five-year life. A discount on debt related to the warrant issuance of $69,173 was recorded and was amortized over the life of the notes as a component of interest expense on the accompanying consolidated statements of operations. The discount was calculated by allocating the relative fair value of the underlying equity issuance, determined using the relative fair market value method to ascribe the value of the common stock at the time of the issuance, relative to the face value of the loan to arrive at the total debt discount. In December 2019, the remaining $290,000 in principal and associated accrued interest was converted to 343,482 shares of AYRO Seed Preferred Stock. Interest expense for the years ended December 31, 2020 and 2019, was $0 and $57,201, respectively. Amortization expense on the discount on debt for the years ended December 31, 2020 and 2019, was $0 and $69,173, respectively.

2019 $250,000 Bridge Notes

During the third quarter of 2019, the Company received cash in exchange for term loans from five individual lenders, totaling $250,000. Additionally, one lender holding convertible debt, converted $100,000 in principal amount to a term loan (see 2019 $800,000 Convertible Notes). In the fourth quarter of 2019, the Company received cash of $75,000 in exchange for a term loan from an individual lender. The terms for the notes were for twelve months, with twelve percent (12%) interest payable quarterly. The Company issued 0.2880 shares of common stock to the lenders for each dollar borrowed for an aggregate of 122,379 shares of common stock. A discount on debt related to the common stock issuance of $187,675 was recorded and amortized over the life of the notes as a component of interest expense on the accompanying consolidated statements of operations. The discount was calculated by allocating the relative fair value of the underlying equity grant, determined using the relative fair market value method to ascribe the value of the common stock at the time of the grant, relative to the face value of the loan to arrive at the total debt discount. In December 2019, $425,000 of principal and associated interest were converted to 433,819 shares of AYRO Seed Preferred Stock.

2020 $500,000 Bridge Notes

In February 2020, the Company received cash in exchange for promissory notes from three institutional lenders totaling $500,000. The maturity date of the notes was the earlier of (1) the closing of the Merger, (2) May 31, 2020, and (3) ninety (90) days the Company determines not to proceed with the Merger. The notes accrued interest at seven percent (7%). Immediately after the consummation of the Merger, the notes were redeemed for cash. Interest expense for the year ended December 31, 2020 was $9,373.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2020 $600,000 Bridge Notes

In April 2020, the Company issued a secured promissory note payable to an individual investor providing $600,000 of short-term financing. The notes carried an interest rate of fifteen percent (15%) and were to be repaid upon the earlier of (1) closing date of the pending the Merger and (2) July 14, 2020. Fifty percent (50%) of the principal amount was personally guaranteed by Mark Adams, a former director of AYRO Operating and AYRO. In conjunction with the notes, 553,330 shares of common stock (276,665 shares of common stock representing two percent (2%) of the combined company’s post-merger outstanding common stock each) were issued to the lender and to Mr. Adams as compensation for his personal guarantee. A discount on debt of $462,013 was recorded in the transaction and was being amortized over the life of the note as a component of interest expense on the accompanying consolidated statements of operations. The discount was calculated by allocating the relative fair value of the underlying equity issuance, determined using the relative fair market value method to ascribe the value of the common stock at the time of the issuance, relative to the face value of the loan to arrive at the total debt discount. Interest expense for the years ended December 31, 2020 was $10,233. Amortization expense for the discount on debt for the year ended December 31, 2020 was $108,788. The note was fully repaid upon closing of the Merger. The Company reported a loss on the debt extinguishment related to the unamortized discount on debt of $353,225.

2020 Paycheck Protection Program Term Note

In May 2020, the Company entered into a Paycheck Protection Program Term Note (the “PPP Note”) with Pacific Western Bank, NA in the amount of $218,000. The PPP Note was issued to the Company pursuant to the Coronavirus, Aid, Relief, and Economic Security Act’s (the “CARES Act”) (P.L. 116-136) Paycheck Protection Program (the “Program”). The PPP Note carries a maturity date of May 20, 2022, at a 1% interest rate. On December 29, 2020, notice of the PPP Note forgiveness was granted to the Company. The forgiveness amount of $218,000 in principal and $1,363 in interest was recorded in the other income line item on the statement of operations for the year ended December 31, 2020.

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

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On July 21, 2020, the Company entered into a Securities Purchase Agreement with certain existing investors, pursuant to which the Company sold, in a registered public offering by the Company directly to the investors an aggregate of 1,850,000 shares of common stock, par value $0.0001 per share, at an offering price of $5.00 per share for gross proceeds of $9,250,000 before offering expenses of $740,000. Each purchaser also had the right to purchase, on or before October 19, 2020, additional shares of common stock (the “Additional Shares”) equal to the full amount of 75% of the common stock it purchased at the initial closing, or an aggregate of 1,387,500 shares, at price of $5.00 per share. On October 16, 2020, the Company entered into an addendum to the Agreement (the “Addendum”), which extended the deadline for each purchaser to exercise the right to purchase the Additional Shares by one year, to October 19, 2021. As of December 31, 2020, investors had elected to purchase 420,000 of the Additional Shares of common stock of AYRO, par value $0.0001 per share, at an offering price of $5.00 per share, for gross proceeds of approximately $2,100,000 before offering expenses of $168,000.

On November 22, 2020, the Company entered into a Securities Purchase Agreement with certain institutional and accredited investors, pursuant to which such stockholders agreed to purchase an aggregate of 1,650,164 shares of AYRO common stock, par value $0.0001 per share, at an offering price of $6.06 per share, for gross proceeds of approximately $10,000,000 before the deduction of fees and offering expenses of $847,619.

During July 2020, the Company issued 225,590 shares of common stock from the conversion of 7,833 shares of Series H-6 Preferred Stock.

During the year ended December 31, 2020, the Company issued 5,074,645 shares of common stock from the exercise of 5,092,806 warrants and received net cash proceeds of $3,926,818.

During the year ended December 31, 2020, the Company issued 1,030,585 shares of common stock from the conversion of the 2019 $1,000,000 Convertible Bridge Notes – See Note 9.

During the year ended December 31, 2020, the Company issued 2,337,663 shares of common stock from the closing of the Merger in consideration for $3,060,740 of cash and equity of Merger Sub.

During the year ended December 31, 2020, the Company issued 1,573,218 shares of common stock, par value $0.0001 per share, for proceeds of $2,000,000 net of offering fees and expenses of $609,010, pursuant to Stock Purchase Agreements entered into on December 19, 2019 as a component of the Merger Agreement and contingent upon closing of the Merger.

During the year ended December 31, 2020, the Company issued 1,037,496 shares of common stock to advisors in connection with the Merger.

In December 2020, based on its contract, the Company agreed to issue 15,000 shares of common stock to Core IR, the Company’s investor relations firm. The shares were immediately vested and are unissued at December 31, 2020. An expense of $42,300 was recorded for the year ended December 31, 2020 in the general & administrative operating expenses in the Statements of Operations.

During the year ended December 31, 2020, the Company issued 2,007,193 shares of the common stock from the conversion of 7,360,985 AYRO Seed Preferred Stock.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2020, the Company issued 6,817 shares of common stock from the exercise of stock options and received cash proceeds of $16,669.

During the year ended December 31, 2020, the Company issued 795 shares of common stock from the conversion of 955 shares of H-3 Preferred Stock.

Restricted Stock

During the year ended December 31, 2020, the Company issued 1,087,618 shares of restricted common stock of which 15,115 shares were vested, valued based on the stock price at the date of issuance with a weighted average price of $5.27 per share, pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan. The Company recognized compensation expense during the year ended December 31, 2020 of $772,411.

Preferred Stock

Upon closing of the Merger, the Company assumed the Series H, H-3 and H-6 preferred stock of DropCar, Inc., which respective conversion prices have been adjusted to reflect the May 2020 one-for-five reverse split.

Series H Convertible Preferred Stock

Under the terms of the Series H Certificate of Designation, each share of the Company’s Series H Convertible Preferred Stock (the “Series H Preferred Stock”) has a stated value of $154.00 and is convertible into shares of the Company’s Common Stock, equal to the stated value divided by the conversion price of $184.80 per share (subject to adjustment in the event of stock splits or dividends). The Company is prohibited from effecting the conversion of the Series H Preferred Stock to the extent that, as a result of such conversion, the holder would beneficially own more than 9.99%, in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon such conversion. In the event of liquidation, the holders of the Series H Preferred Stock are entitled, pari passu with the holders of common stock, to receive a payment in the amount the holder would receive if such holder converted the Series H Preferred Stock into common stock immediately prior to the date of such payment. As of December 31, 2020, such payment would be calculated as follows:

Number of Series H Preferred Stock outstanding as of December 31, 2020	8
Multiplied by the stated value	$154.00
Equals the gross stated value	$1,232
Divided by the conversion price	$184.80
Equals the convertible shares of Company Common Stock	7
Multiplied by the fair market value of Company Common Stock as of December 31, 2020	$6.08
Equals the payment	$43

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series H-3 Convertible Preferred Stock

Pursuant to the Series H-3 Certificate of Designation (as defined below), the holders of the Company’s Series H-3 Convertible Preferred Stock (the “Series H-3 Preferred Stock”) are entitled to elect up to two members of a seven-member Board, subject to certain step downs; pursuant to the Series H-3 securities purchase agreement, the Company agreed to effectuate the appointment of the designees specified by the Series H-3 investors as directors of the Company.

Under the terms of the Series H-3 Certificate of Designation, each share of the Series H-3 Preferred Stock has a stated value of $138.00 and is convertible into shares of common stock, equal to the stated value divided by the conversion price of $165.60 per share (subject to adjustment in the event of stock splits and dividends). The Company is prohibited from effecting the conversion of the Series H-3 Preferred Stock to the extent that, as a result of such conversion, the holder or any of its affiliates would beneficially own more than 9.99%, in the aggregate, of the issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series H-3 Preferred Stock.

In the event of liquidation, the holders of the Series H-3 Preferred Stock are entitled, pari passu with the holders of common stock, to receive a payment in the amount the holder would receive if such holder converted the Series H-3 Preferred Stock into common stock immediately prior to the date of such payment. As of December 31, 2020, such payment would be calculated as follows:

Number of Series H-3 Preferred Stock outstanding as of December 31, 2020	1,234
Multiplied by the stated value	$138.00
Equals the gross stated value	$170,292
Divided by the conversion price	$165.60
Equals the convertible shares of Company Common Stock	1,028
Multiplied by the fair market value of Company Common Stock as of December 31, 2020	$6.08
Equals the payment	$6,250

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

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the event of liquidation, the holders of the Series H-6 Preferred Stock are entitled, pari passu with the holders of common stock, to receive a payment in the amount the holder would receive if such holder converted the Series H-6 Preferred Stock into common stock immediately prior to the date of such payment. As of December 31, 2020, such payment would be calculated as follows:

Number of Series H-6 Preferred Stock outstanding as of December 31, 2020	50
Multiplied by the stated value	$72.00
Equals the gross stated value	$3,600
Divided by the conversion price	$2.50
Equals the convertible shares of Company Common Stock	1,440
Multiplied by the fair market value of Company Common Stock as of December 31, 2020	$6.08
Equals the payment	$8,755

AYRO Series Seed Preferred Stock

Prior to the Merger, the Company was authorized to issue 8,472,500 shares of preferred stock, no par value, of which all were designated as Series Seed Preferred Stock. As of December 31, 2020, no shares of Series Seed Preferred Stock were issued and outstanding.

The Series Seed Preferred Stock was convertible at any time after issuance at the option of the holder into the Company’s Common Stock on a 1-for-1 basis, subject to any exchange ratios, reverse splits, or stock dividends. The Series Seed Preferred Stock was also subject to mandatory conversion provisions upon either (i) immediately prior to the closing of a firm commitment underwritten initial public offering pursuant to an effective registration statement filed under the Securities Act of 1933, as amended covering the offer and sale of the Company’s Common Stock; or, (ii) upon the receipt by the Company of a written request for such conversion from the holders of a majority of the Preferred Stock then outstanding. In the event the outstanding shares of Common Stock are subdivided (by stock split, stock dividend, reverse split or otherwise), the shares of Series Seed Preferred Stock will be adjusted ratably to maintain each share’s ownership percentage. The Series Seed Preferred Stock Stockholders are entitled to equal voting rights to common stockholders on an as-converted basis and receive preference to common stockholders upon liquidation. During the first half of 2019, 1,092,215 shares of Series Seed Preferred Stock were sold for $1.75 per share for a cash proceeds of $1,911,375. During the second quarter of 2019, 238,500 shares of Series Seed Preferred Stock were sold for $2.00 per share for a cash proceeds of $477,000. Additionally, during the second quarter of 2019, 205,178 shares of Series Seed Preferred Stock were issued from the conversion of $359,062 of debt and related interest – See Note 9. During the third quarter of 2019, 65,000 shares of Series Seed Preferred Stock were sold for $2.00 per share for a cash proceeds of $130,000. During the fourth quarter of 2019, 777,301 shares of Series Seed 3 Preferred Stock were issued at $1.00 per share in exchange for cancellation of $777,301 of notes payable and accrued interest. Additionally, during the fourth quarter of 2019, 1,100,000 shares of Series Seed 3 Preferred Stock were issued at $1.00 per share in exchange for cancellation of $1,100,000 of trade accounts payable from a single supplier. In conjunction with the Merger, all 7,360,985 shares of AYRO Series Seed Preferred Stock were converted into approximately 2,007,193 shares of the Company Common Stock after taking into account the Exchange Ratio, Reverse Stock Split and Stock Dividend.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

AYRO Seed Warrants

Prior to the Merger, the Company issued 461,647 warrants (the “AYRO Seed Warrants”) with an exercise price $7.33. The AYRO Seed Warrants terminate five years from the grant date. As of December 31, 2020, there were 461,647 AYRO Seed Warrants outstanding. For the years ended December 31, 2020 and 2019, the Company recorded warrant expense related to the AYRO Seed Warrants of $36,760 and $418,877, respectively.

Series I, J, H, H-1, H-3, H-4 and H-5 warrants transferred to AYRO common stock pursuant to the Merger.

Series I Warrants

As a result of the Merger, 14,636 Series I Warrants transferred to AYRO and have an exercise price of $69.00 per share. If at any time (i) the volume weighted average price (“VWAP”) of the Common Stock exceeds $138.00 for not less than the mandatory exercise measuring period; (ii) the daily average number of shares of Common Stock traded during the mandatory exercise measuring period equals or exceeds 25,000; and (iii) no equity conditions failure has occurred as of such date, then the Company shall have the right to require the holder to exercise all or any portion of the Series I Warrants still unexercised for a cash exercise. As of December 31, 2020, there were 14,636 outstanding.

Series H-1 Warrants

As a result of the Merger, 10,149 Series H-1 Warrants transferred to AYRO and have an exercise price $145.20 per share, subject to adjustments (the “Series H-1 Warrants”). Subject to certain ownership limitations, the Series H-1 Warrants are immediately exercisable from the issuance date and will be exercisable for a period of five (5) years from the issuance date. All 10,149 Series H-1 Warrants expired during the year ended December 31, 2020.

Series H-3 Warrants

As a result of the Merger, 2,800 Series H-3 Warrants transferred to AYRO and have an exercise price of $165.60 per share, subject to adjustments (the “Series H-3 Warrants”). Subject to certain ownership limitations, the Series H-3 Warrants are immediately exercisable from the issuance date and will be exercisable for a period of five (5) years from the issuance date. As of December 31, 2020, there were 2,800 Series H-3 Warrants outstanding.

Exercise of Series H-4 Warrants and Issuance of Series J Warrants

Series H-4 Warrants

As a result of the Merger, 37,453 Series H-4 Warrants transferred to AYRO and have an exercise price of $15.60. The Series H-4 Warrants contain an anti-dilution price protection and the warrants cannot be less than $15.60 per share. As of December 31, 2020, there were 37,453 Series H-4 Warrants outstanding.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the Merger, 52,023 Series J Warrants transferred to AYRO. The terms of the Series J Warrants are substantially identical to the terms of the Series H-4 Warrants except that (i) the exercise price is equal to $30.00 per share, (ii) the Series J Warrants may be exercised at all times beginning on the 6-month anniversary of the issuance date on a cash basis and also on a cashless basis, (iii) the Series J Warrants do not contain any provisions for anti-dilution adjustment and (iv) the Company has the right to require the Holders to exercise all or any portion of the Series J Warrants still unexercised for a cash exercise if the volume-weighted average price (VWAP) (as defined in the Series J Warrant) for the Company’s common stock equals or exceeds $45.00 for not less than ten consecutive trading days.

If at any time (i) the VWAP of the Common Stock exceeds $9.00 for not less than the mandatory exercise measuring period; (ii) the daily average number of shares of Common Stock traded during the mandatory exercise measuring period equals or exceeds 25,000; and (iii) no equity conditions failure has occurred as of such date, then the Company shall have the right to require the holder to exercise all or any portion of the Series J Warrants still unexercised for a cash exercise. As of December 31, 2020, there were 52,023 Series J Warrants outstanding.

Series H-5 Warrants

As a result of the Merger, 296,389 Series H-5 Warrants were transferred to AYRO and have an exercise price of $2.50 per share. Subject to certain ownership limitations, the H-5 Warrants will be exercisable beginning six months from the issuance date and will be exercisable for a period of five years from the initial issuance date.

The H-5 Warrants are entitled to certain anti-dilution adjustments if the Company issues shares of its common stock at a lower price per share than the applicable exercise price (subject to a floor of $0.792 per share). An anti-dilution adjustment was triggered resulting in an adjusted exercise price per share from $3.96 to $2.50, resulting in an issuance of an additional 173,091 warrants that are exercisable at $2.50 per share. As of December 31, 2020, 121,004 Series H-5 Warrants were exercised in to 102,839 shares of the Company’s common stock, of which 76,999 Series H-5 Warrants were redeemed through a cashless exercise and 18,161 shares were cancelled, whereby the warrant holder did not pay cash for the shares but instead received the number of shares equal to the difference between the exercise price and the market price. As of December 31, 2020, 348,476 Series H-5 Warrants outstanding.

The Company considers the change in exercise price due to the anti-dilution trigger related to the Series H-5 Warrants to be of an equity nature, as the issuance allowed the warrant holders to exercise warrants in exchange for common stock, which represents an equity for equity exchange. Therefore, the change in the fair value before and after the effect of the anti-dilution triggering event and the fair value of the Series H-5 warrants will be treated as a deemed dividend in the amount of $432,727. Cash received upon exercise in excess of par value is accounted for through additional paid in capital. The Company valued the deemed dividend as the difference between: (a) the modified fair value of the Series H-5 Warrants in the amount of $967,143 and (b) the fair value of the original award prior to the modification of $534,416. The warrants were valued using the Black-Scholes option pricing model on the date of the modification and issuance using the following assumptions: (a) fair value of common stock of $2.77 per share, (b) expected volatility of 89.96%, (c) dividend yield of 0%, (d) risk-free interest rate of 0.24%, and (e) expected life of 5 years. The Series H-5 Warrants were exercisable beginning June 6, 2020.

The Series I, H-1, H-3, H-4, J and H-5 Warrants expire through the years 2021-2024.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bridge Loan Warrants

In December of 2019, the Company entered in a convertible bridge loan with five institutional lenders totaling $1,000,000 (see Note 9). On May 28, 2020, immediately prior to the closing of the Merger, the five lenders received 1,030,585 warrants (the “Bridge Loan Warrants”) to purchase 1,030,585 shares of common stock at an exercise price of $1.1159 per share. The Bridge Loan Warrants have full ratchet anti-dilution price protection with respect to future issuances of securities at an effective price below the exercise price with the exercise price per share reducing to such exercise price and the number of shares deliverable upon exercise of the warrants increasing such that the aggregate exercise price under each warrant remains constant. The Bridge Loan Warrants terminate after a period of 5 years on May 28, 2025. As of December 31, 2020, all 1,030,585 of the Bridge Loan Warrants had been exercised.

Secured Loan Warrants

In February 2020, the Company entered into secured promissory notes with three institutional lenders totaling $500,000 (see Note 9). On May 28, 2020, immediately after the closing of the Merger, pursuant to and in connection with the issuance of the notes, the Company issued warrants (the “Secured Loan Warrants”) to purchase an aggregate of 100,000 shares of common stock to the three lenders for an aggregate additional purchase price of $10,000. As of December 31, 2020, 100,000 of the Secured Loan Warrants had been exercised.

AYRO Private Placement Warrants

On May 28, 2020, the Company entered into the first AYRO Operating Private Placement Stock Purchase Agreement (“SPA”) with current stockholders of the Company and AYRO Operating, pursuant to which such stockholders agreed to purchase, prior to the consummation of the Merger, shares of AYRO Operating Common Stock and 1,401,791 warrants (the “First Private Placement Warrants”) to purchase AYRO Operating’s common stock for an aggregate purchase price of $1,150,000. Prior to the closing of the Merger, AYRO Operating issued to the investors party to this first AYRO Private Placement SPA (i) an aggregate of approximately 543,179 shares of common stock and pre-funded warrants to purchase 429,305 shares of Company Common Stock at an exercise price of $0.000367 per share, and (ii) First Private Placement Warrants to purchase 972,486 shares of common stock at an exercise price of $1.3599 per share. The First Private Placement Warrants issued pursuant to the first AYRO Operating Private Placement SPA have full ratchet anti-dilution price protection with respect to future issuances of securities at an effective price below the exercise price with the exercise price per share reducing to such exercise price and the number of shares deliverable upon exercise of the warrant increasing such that the aggregate exercise price under each warrant remains constant. The First Private Placement Warrants terminate after a period of 5 years on May 28, 2025. As of December 31, 2020, all of the 1,401,791 First Private Placement Warrants had been exercised.

On May 28, 2020, the Company entered into the second AYRO Operating Private Placement SPA with current investors of the Company and AYRO Operating, pursuant to which such investors agreed to purchase, prior to the consummation of the Merger, shares of AYRO Operating Common Stock and 1,603,832 warrants (the “Second Private Placement Warrants”) to purchase AYRO Operating Common Stock for an aggregate purchase price of $850,000. On the closing date of the Merger, AYRO Operating issued to the investors party to this second AYRO Operating Private Placement SPA (i) an aggregate of approximately 1,030,039 shares of common stock and pre-funded warrants to purchase 286,896 shares of Company Common Stock at an exercise price of $0.000367 per share, and (ii) Second Private Placement Warrants to purchase 1,316,936 shares of common stock at an exercise price of $0.7423 per share. The Second Private Placement Warrants issued pursuant to the second AYRO Operating Private Placement SPA have full ratchet anti-dilution price protection with respect to future issuances of securities at an effective price below the exercise price with the exercise price per share reducing to such exercise price and the number of shares deliverable upon exercise of the warrant increasing such that the aggregate exercise price under each warrant remains constant. The Second Private Placement Warrants terminate after a period of 5 years on May 28, 2025. As of December 31, 2020, all of the 1,603,832 Second Private Placement Warrants had been exercised.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other AYRO Operating Warrants

At the effective time of the Merger, each AYRO Operating warrant that was outstanding and unexercised immediately prior to the effective time was converted pursuant to its terms and became a warrant to purchase Company Common Stock, including the following:

On May 28, 2020, the Company entered into Common Stock Purchase Warrant Agreements with Palladium Capital Advisors, LLC (“Palladium”) in connection with Palladium’s role as placement agent to AYRO Operating. The Common Stock Purchase Warrant Agreements included the right to purchase an aggregate of 232,404 shares of common stock, of which 72,142 have an exercise price per share of $1.1159, 68,076 have an exercise price per share of $1.3599, and 92,186 have an exercise price per share of $0.7423 and all of the above warrants terminate after a period of 5 years on May 28, 2025. As of December 31, 2020, all of the 232,404 Palladium warrants had been exercised.

On May 28, 2020, the Company entered into a Common Stock Purchase Warrant Agreement with an investor. The Common Stock Purchase Warrant Agreement included the right to purchase an aggregate 477,190 shares of common stock in connection with a nominal stock subscription agreement entered into on December 31, 2019. The warrants contained an exercise price of $0.000367 per share. During the year ended December 31, 2020, 477,190 warrants were exercised.

Other AYRO Warrants

On June 19, 2020, the Company agreed to issue finder warrants (the “June Finder Warrants”) to purchase 27,273 shares of the Company’s common stock at an exercise price of $2.75 per share to a finder or its designees, and the Company agreed to issue warrants to Palladium (the “June Placement Agent Warrants”) to purchase 126,000 shares of the Company’s common stock at an exercise price of $2.875 per share. The June Finder Warrants and June Placement Agent Warrants terminate after a period of 5 years on June 19, 2020. As of December 31, 2020, 126,000 of the June Placement Agent Warrants had been exercised. As of December 31, 2020, the 27,273 June Finder Warrants were outstanding.

On July 8, 2020, the Company agreed to issue finder warrants (the “July 8 Finder Warrants”) to purchase 71,770 shares of the Company’s common stock at an exercise price of $5.225 per share to a finder or its designees, and the Company agreed to issue warrants to Palladium (the “July 8 Placement Agent Warrants”) to purchase 147,368 shares of the Company’s common stock at an exercise price of $5.4625 per share. The July 8 Finder Warrants and July 8 Placement Agent Warrants terminate after a period of 5 years on July 8, 2020. As of December 31, 2020, there were 71,770 July 8 Finder Warrants and 147,368 July 8 Placement Agent Warrants were outstanding.

On July 22, 2020, the Company agreed to issue warrants to Palladium (the “July 22 Placement Agent Warrants”) to purchase 129,500 shares of the Company’s common stock at an exercise price of $5.750 per share. The July 22 Placement Agent Warrants terminate after a period of 5 years on July 22, 2020. As of December 31, 2020, there were 129,500 July 22 Placement Agent Warrants outstanding.

On September 25, 2020, the Company issued a warrant (the “September Warrant”) to purchase 31,348 shares of the Company’s common stock at an exercise price of $3.19 per share to a vendor for facilitating a manufacturing agreement. The September Warrant is immediately exercisable and expires on September 25, 2025. The September Warrant was classified as equity and the estimated fair value of $2.13 per share was computed as of September 25, 2020 using the Black-Scholes model. The Company recorded $66,845 as stock-based compensation expense for the total fair value of the September Warrant. As of December 31, 2020, there were 31,348 September Warrants outstanding. The following assumptions were used to determine the fair value of the September Warrants:

As of September 25, 2020
Dividend	-%
Risk Free Rate	0.30%
Stock Price	$2.90
Strike Price	$3.19
Term	5.00
Volatility	102%

On November 22, 2020, the Company entered into a Securities Purchase Agreement with new and current stockholders of the Company, pursuant to which such stockholders agreed to purchase shares of AYRO’s Common Stock, Series A Warrants and Series B Warrants to purchase AYRO’s Common Stock for an aggregate purchase price of $9,999,997. Each purchaser additionally purchased and received Series A Warrants and Series B Warrants equal to 75% and 50% of the purchased shares, for a total of 1,237,624 Series A Warrants and 825,084 Series B Warrants. The Series A Warrants are immediately exercisable, in whole or in part at a strike price of $8.09 and terminate six months from the date of issuance on May 24, 2021. The Series B Warrants are immediately exercisable, in whole or in part, at a strike price of $8.90, and terminate five years from the date issuance on November 24, 2025. As of December 31, 2020, there were 1,237,624 Series A Warrants and 825,084 Series B Warrants outstanding.

On November 22, 2020, the Company agreed to issue finder warrants (the “November Finder Warrants”) to purchase 56,256 shares of the Company’s common stock at an exercise price of $6.6660 per share to a finder or its designees, and the Company agreed to issue warrants to Palladium (the “November Placement Agent Warrants”) to purchase 57,756 shares of the Company’s common stock at an exercise price of $6.9690 per share. The November Finder Warrants and November Placement Agent Warrants terminate after a period of 5 years on November 22, 2025. As of December 31, 2020, there were 56,256 November Finder Warrants and 57,756 November Placement Agent Warrants were outstanding.

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2018	128,977	$7.33	4.22
Granted	332,670	7.33
Exercised	-
Cancellations	-
Forfeitures	-
Outstanding at December 31, 2019	461,647	$7.33	4.22
Assumed as part of the Merger	413,450	14.11
Granted	7,728,872	3.2
Exercised	(5,092,806)	0.86
Expired	(10,149)	145.2
Outstanding at December 31, 2020	3,501,014	$8.03	2.87

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. STOCK BASED COMPENSATION

AYRO 2020 Long Term Incentive Plan

On May 28, 2020, the Company’s shareholders approved the AYRO, Inc. 2020 Long Term Incentive Plan for future grants of incentive stock options, nonqualified stock, stock appreciation rights, restricted stock, restricted stock units, performance and other awards.

The Company has reserved a total of 4,089,650 shares of its common stock pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, including shares of restricted stock that have been issued. The Company has 2,051,537 stock options, restricted stock and warrants remaining under this plan as of December 31, 2020.

AYRO 2017 Long Term Incentive Plan

Prior to the Merger, the Company granted stock options and warrants pursuant to the 2017 Long Term Incentive Plan effective January 1, 2017. As of December 31, 2020, the 2017 Long Term Incentive Plan remains active, but no additional awards may be granted.

DropCar Amended and Restated 2014 Equity Incentive Plan

The DropCar Amended and Restated 2014 Equity Incentive Plan was amended in 2018 to increase the number of shares of Company common stock available for issuance. Pursuant to the 2014 Equity Incentive Plan (the “2014 Plan”), 141,326 shares of common stock were reserved for issuance and there are options to purchase 61,440 shares outstanding as of December 31, 2020. As of December 31, 2020, there were zero shares available for grant under the 2014 Plan.

Stock-based compensation, including stock options, warrants and restricted stock, expense is included in the consolidated statement of operations as follows:

	Years Ended December 31,
	2020	2019
Research and development	$65,433	$(40,828)
Sales and marketing	160,480	46,723
General and administrative	1,601,095	3,366,831
Total	$1,827,008	$3,372,726

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options

The following table reflects the stock option activity:

	Number of Shares	Weighted Average Exercise Price	Contractual Life (Years)

Outstanding at December 31, 2018	899,844	$2.45	5.80
Granted	890,300	3.54
Exercised	-	-	-
Cancellations	(477,190)	3.08
Forfeitures	(316,309)	3.08
Outstanding at December 31, 2019	996,645	$2.92	5.73
Assumed as part of the Merger	61,440	46.95
Granted	896,269	3.06
Exercised	(6,817)	(2.45)
Forfeitures	(27,268)	(2.86)

Outstanding at December 31, 2020	1,920,269	$4.40	8.66

Of the outstanding options, 975,388 were vested and exercisable as of December 31, 2020. At December 31, 2020 the aggregate intrinsic value of stock options vested and exercisable was $2,997,456.

The Company recognized $908,533 and $286,722 of stock option expense for the years ended December 31, 2020 and 2019, respectively. Total compensation cost related to non-vested stock option awards not yet recognized as of December 31, 2020 was $1,973,286 and will be recognized on a straight-line basis through the end of the vesting periods through October 2023. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

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

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the following inputs when valuing stock-based awards.

	As of December 31,
	2020	2019
Expected life (years)	5.0	5.0
Risk-free interest rate	0.38%	1.62%
Expected volatility	89.76%	73.20%
Total grant date fair value	$1.83 to $2.81	$3.45

The expected life of the employee stock options was estimated using the “simplified method,” as the Company has no historical information to develop reasonable expectations about future exercise patterns and employment duration for its stock option grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The expected life of awards that vest immediately use the contractual maturity since they are vested when issued. For stock price volatility, the Company uses public company comparable data and in periods prior to the Merger historical private placement data as a basis for its expected volatility to calculate the fair value of option grants. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option at the grant-date.

Restricted Stock

The following table reflects the restricted stock activity:

	Number of Shares	Weighted Average Grant Price

Outstanding at December 31, 2019	-	$0
Granted	1,087,618	5.27
Vested	(15,115)	(3.17)

Outstanding at December 31, 2020	1,072,503	$5.30

In September 2020, the Company issued 436,368 shares of restricted stock to current directors, of which 15,115 immediately vested and the remainder to vest in December 2020, which was subsequently modified to vest in full in May 2021. In December of 2020, The Company recognized compensation expense during the year ended December 31, 2020 of $548,679. Total compensation cost related to non-vested restricted stock not yet recognized as of December 31, 2020 was $834,608 and will be recognized on a straight-line basis through the end of the vesting periods through May of 2021.

In December 2020, based on objectives achieved, the Company issued 651,250 shares of restricted stock that vest according to the following vesting schedule: one-third will vest on May 28, 2021, one-third will vest on December 4, 2021 and one-third will vest on December 4, 2022. Compensation expense for the Keller Restricted Stock of $223,732 was recognized for the year ended December 31, 2020. Total compensation cost related to non-vested restricted stock not yet recognized as of December 31, 2020 was $4,126,618 and will be recognized on a straight-line basis through the end of the vesting periods through December 22, 2022.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Share-Based Payments

Warrants: The Company grants stock warrants pursuant to the 2017 Long Term Incentive Plan (“LTIP”) effective January 1, 2017. The Company measured consultant stock-based awards at grant-date fair value and recognizes contractor consulting expense for contractor warrants on a straight-line method basis over the vesting period of the award. Grants to consultants are expensed at the earlier of (i) the date at which a commitment for performance by the service provider to earn the equity instrument is reached and (ii) the date at which the service provider’s performance is complete.

The Company recognized $103,764 and $448,608 of warrant expense related to consulting services for the years ended December 31, 2020 and 2019, respectively.

Stock Grants

The Company recognized $42,300 and $2,637,396 of stock grant expense related to services for the years ended December 31, 2020 and 2019, respectively.

In December 2020, based on its contract, the Company issued 15,000 shares of restricted stock to Core IR, the Company’s investor relations firm. The shares were immediately vested and are unissued as of December 31, 2020. An expense of $42,300 was recorded for the year ended December 31, 2020 in the general & administrative operating expenses in the Statements of Operations.

In October 2019, the Company granted 231,778 shares of the Company’s common stock to Sustainability Initiatives, LLC, an entity controlled by two of the Company’s founding board members as compensation for the termination of the consulting agreement with that entity. Stock-based compensation of $908,650 was recorded in the transaction.

In October 2019, the Company granted 143,975 shares of the Company’s common stock to Mark Adams, a founding board member, as consideration in providing a $500,000 150-day term loan to the Company. In December 2019, the Company granted an additional 136,340 shares of the Company’s common stock to Mr. Adams as consideration for extending the term date of the loan to April 30, 2021. A discount on debt of $398,017 was recorded in the transaction.

In December 2019, the Company granted 434,529 shares of the Company’s common stock to Sustainability Initiatives, LLC and two of the Company’s founding board members as compensation for cancelling options to purchase 447,190 shares of the Company’s common stock. Stock-based compensation of $1,496,343 was recorded in the transaction.

In December 2019, The Company granted 67,488 shares of common stock as compensation for consulting services to Sustainability Consultants, LLC, an entity that is controlled by Mark Adams, Will Steakley and John Constantine, who are principal stockholders of the Company. Stock-based compensation of $232,403 was recorded in the transaction.

The Company measures stock grants at grant-date fair value and recognizes contractor consulting expense on a straight-line method basis over the vesting period of the award. Grants to non-employees are expensed at the earlier of (i) the date at which a commitment for performance by the service provider to earn the equity instrument is reached and (ii) the date at which the service provider’s performance is complete. The fair value of the stock grants was determined based on the fair market value of the Company’s common stock as determined by an independent third-party valuation firm.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. CONCENTRATIONS AND CREDIT RISK

Revenues

In March 2019, the Company entered into a five-year Master Procurement Agreement, or the MPA, with Club Car for the sale of AYRO’s four-wheeled vehicle. The MPA grants Club Car the exclusive right to sell AYRO’s four-wheeled vehicle in North America, provided that Club Car orders at least 500 vehicles per year. The MPA has an initial term of five (5) years commencing January 1, 2019 and may be renewed by Club Car for successive one-year periods upon 60 days’ prior written notice. As such, one customer accounted for approximately 68% and 75% of the Company’s revenues for the years ended December 31, 2020 and 2019, respectively.

In 2020, the Company phased-out the production of its 311 line of vehicles in order to develop a new line of vehicles. The change in production did not represent a strategic shift that will have a major effect on the Company’s operations or financial results.

Accounts Receivable

One customer accounted for approximately 74% and 69% of the Company’s gross accounts receivable for the years ended December 31, 2020 and 2019, respectively.

Purchasing

The Company places orders with various suppliers. During the years ended December 31, 2020 and 2019, multiple suppliers accounted for more than 10% of the Company’s raw materials. One supplier, Cenntro Automotive Group (“Cenntro”), a related party – see Note 13 – accounted for approximately 54% and 66%, respectively, of the Company’s purchases of raw materials. Another supplier accounted for approximately 11% during 2020 and a third supplier accounted for approximately 14% in 2019. Any disruption in the operation of this supplier could adversely affect the Company’s operations. Additionally, the Company is dependent on the manufacturing license it has with Cenntro. If the Company fails to comply with its obligations in the agreement with Cenntro, it could lose the ability to manufacture its vehicles.

Manufacturing

Cenntro owns the design of the AYRO 411 model and has granted the Company an exclusive license to manufacture AYRO 411 model for sale in North America. The Company’s business is dependent on such license, and if it fails to comply with its obligations to maintain that license, the Company’s business will be substantially harmed. Under the Manufacturing License Agreement, dated April 27, 2017, between Cenntro and the Company, the Company is granted an exclusive license to manufacture and sell AYRO 411 in the United States, and the Company required to purchase the minimum volume of product units from Cenntro, among other obligations.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. RELATED PARTY TRANSACTIONS

Supply Chain Agreements

In 2017, the Company executed a supply chain contract with Cenntro Automotive Group (“Cenntro”), the Company’s primary supplier, a manufacturer located in the People’s Republic of China. Prior to the Merger, Cenntro was a significant shareholder in AYRO Operating. Through the partnership, Cenntro acquired 19% of AYRO Operating’s common stock. Cenntro beneficially owned approximately 4.38% of the Company’s common stock as of December 31, 2020. Cenntro owns the design of the AYRO 411 Fleet vehicles and has granted the Company an exclusive license to purchase the AYRO 411 Fleet vehicles for sale in North America. Currently, the Company purchases 100% of its vehicle chassis, cabs and wheels through this supply chain relationship with Cenntro. The Company must sell a minimum number of units in order to maintain its exclusive supply chain contract. The Company was in default of the original exclusive term of the contract; however, in 2019, the contract was amended to remove the default clause. In December 2019, Cenntro, agreed to convert $1,100,000 of trade accounts payable due from the Company to 299,948 shares of the Company’s Seed Preferred Stock. The parties also agreed that there would be a forgiveness of any accrued interest on the trades payable as a result of this conversion, which resulted in a recapture of interest expense for the Company in the amount of $168,169 in the year ended December 31, 2019. As of December 31, 2020 and 2019, the amounts outstanding to Cenntro as a component of accounts payable were $44,592 and $83,955, respectively. Under a memo of understanding signed between the Company and Cenntro on March 22, 2020, the Company agreed to purchase 300 units within the following twelve months of signing the memo of understanding, and 500 and 800 in each of the following respective twelve-month periods. On July 9, 2020, in exchange for certain percentage discounts for raw materials, the Company made a $1.2 million prepayment for inventory. As of December 31, 2020 and 2019, the prepayment deposits were $976,512 and $49,162.

Other

The Company had received short-term expense advances from its founders. For the years ended December 31, 2020 and 2019, the amounts outstanding were $15,000 for each year and recorded as a component of accounts payable on the accompanying consolidated balance sheets.

In October 2019, the Company received $500,000 and issued a term loan from a founding board member. Furthermore, the Company granted 143,975 shares of the Company’s common stock as of December 2019. During the year ended December 31, 2020, the Company granted an additional 136,340 shares of the Company’s common stock to as consideration for extending the term date of the loan to April 30, 2021. This note and accrued interest were paid in full in September 2020, see 2019 $500,000 Founder Bridge Note – Note 9.

On March 1, 2017, the Company entered into a royalty-based agreement with Sustainability Initiatives, LLC (“SI”) an entity that is controlled by certain Company board members in the effort to accelerate the Company’s operations. Royalties accrued were included as a component of research and development expense in the accompanying consolidated statements of operations. In return for acceleration assistance and for serving the Chief Visionary Officer role, the agreement provided for a monthly retainer of $6,000 per month. On a quarterly basis, the Company remitted a royalty percentage (see table below) of company revenues less the retainer amounts.

Revenues	Royalty Percentage
$0 - $25,000,000	3%
$25,000,000 - $50,000,000	2%
$50,000,000 - $100,000,000	1%
Over $100,000,001	0.5%

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

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 9, 2019, the Company and the SI members agreed to cancel the outstanding options to purchase 477,190 shares of the Company’s common stock in exchange for 434,529 shares of the Company’s common stock. Stock-based compensation of $1,496,343 was recorded for the transaction in December 2019.

On April 1, 2017, the Company entered into a fee-for-service agreement with SI. In return for accounting, marketing, graphics and other services, the Company pays fixed, market-standard hourly rates under the shared services agreement as services are rendered. For the years ended December 31, 2020 and 2019, the Company had a balance outstanding to SI for $12,150 for both periods included in accounts payable. Total expenses were $0 and $61,275 for the years ended December 31, 2020 and 2019, respectively.

In January 2019, the Company entered into a fee-for-service consulting agreement with Sustainability Consultants, LLC, an entity that is controlled by principal stockholders of the Company. In exchange for consulting services provided, the Company paid $189,238 in consulting fees to the firm during the first half of 2019. Additionally, the Company granted warrants to purchase 177,924 shares of the Company’s common stock. The warrants have an exercise price of $7.33 per share with a five-year life. Stock-based compensation consulting expense of $260,733 was recorded in the general and administrative expenses on the statement of operations in the fourth quarter of 2019 in conjunction with the warrant grant. The Company also granted 67,488 shares of the Company’s common stock and recorded stock-based compensation of $232,403 in the general and administrative expenses on the statement of operations for the fourth quarter of 2019 related to the common stock transaction.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Lease Agreements

In 2019, the Company entered into a new lease agreement for office and manufacturing space. The lease commencement date was January 16, 2020. Prior to the commencement date of the new lease agreement, the Company leased other office and manufacturing space on a short-term basis. Total rent expense paid for the short-term lease in January 2020 only was $26,265. The Company determined if an arrangement is a lease at inception of the contract and whether a contract is or contains a lease by determining whether it conveys the right to control the use of identified asset for a period of time. The contact provides the right to substantially all the economic benefits from the use of the identified asset and the right to direct use of the identified asset, as such, the contract is, or contains, a lease. In connection with the adoption of ASC 842, Leases, the Company has elected to treat the lease and non-lease components as a single component.

Leases were classified as an operating lease at inception. An operating lease results in the recognition of a Right-of-Use (“ROU”) assets and lease liability on the balance sheet. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term as of the commencement date. Because the lease does not provide an explicit or implicit rate of return, the Company determines an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 10.41%. Lease expense for the lease is recognized on a straight-line basis over the lease term.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s lease does not contain any residual value guarantees or material restrictive covenants. Leases with a lease term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. The remaining term as of December 31, 2020 is six years. The Company currently has no finance leases.

For the years ended December 31, 2020 and 2019, cash paid for amounts included in the measurement of lease liabilities - operating cash flows from operating lease were $84,747 and $0, respectively. Total lease expense is allocated to selling general and administration expense and cost of goods sold. The components of lease expense (within different expense groupings) consist of the following:

Year Ended December 31,
2020
Operating lease expense	$229,457
Short-term lease expense	87,848
Total lease cost	$317,305

Balance sheet information related to leases consists of the following:

As of December 31, 2020
Assets
Operating lease – right-of-use asset	$1,098,819
Total lease assets	$1,098,819

Liabilities
Current liabilities:
Lease obligation – operating lease	$123,139
Noncurrent liabilities:
Lease obligation - operating lease, net of current portion	1,002,794
Total lease liability	$1,125,933

The weighted-average remaining lease term and discount rate is as follows:

Weighted average remaining lease term (in years) – operating lease	6.25
Weighted average discount rate – operating lease	10.41

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash flow information related to leases consists of the following:

As of December 31, 2020
Operating cash flows for operating leases	$84,747
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$1,210,680

Future minimum lease payment under non-cancellable lease as of December 31, 2020 are as follows:

As of December 31, 2020	Operating Leases
2021	$234,628
2022	240,985
2023	247,533
2024	254,277
2025	261,228
Thereafter	313,302
Total minimum lease payments	1,551,953
Less effects of discounting	(426,020)
Present value of future minimum lease payments	$1,125,933

Manufacturing Agreements

On September 25, 2020, AYRO entered into a Master Manufacturing Services Agreement with Karma Automotive, LLC. The term of the contract is for 12 months. Pursuant to the agreement Karma will provide certain manufacturing services, starting in 2021, under an attached statement of work including final assembly, raw material storage and logistical support of our vehicles in return for compensation of $1,160,800. The Company paid Karma an amount of $520,000 and issued warrants to an advisor to the transaction with a fair value of $66,845 due at signing of the contract. The payment was recorded as prepaid expense as of December 31, 2020. Pursuant to the Manufacturing Services Agreement, the Company paid cash of $75,000 and issued a warrant (the “September Warrants”) to purchase 31,348 shares of the Company’s common stock at an exercise price of $3.19 per share to a vendor for facilitating a manufacturing agreement. The September Warrant is immediately exercisable and expires on September 25, 2025.

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

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other

On February 12, 2021, the Company entered into an agreement with Arcimoto, Inc. to settle certain patent infringement claims (the “Arcimoto Settlement”) for a deminimis amount, pursuant to which the Company agreed to cease the production, importation and sale of the AYRO 311, among other things. Accordingly, the Company would not be contractually permitted to resume production of the AYRO 311. The Company is continuing the development of an all-new, three-wheeled electric vehicle, which the Company has intended to replace AYRO 311 as its three-wheeled electric vehicle product offering.

As of January 1, 2019, DropCar Operating, Inc. (“DropCar”) had accrued approximately $232,000 for the settlement of multiple employment disputes. As of December 31, 2020, approximately $3,500 remained accrued as accounts payable and accrued expenses for the settlement of the final remaining employment dispute.

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

DropCar was a defendant in a class action lawsuit which resulted in a judgement entered into whereby the Company is required to pay legal fees in the amount of $45,000 to the plaintiff’s counsel. As of December 31, 2020, the balance due remains $45,000, recorded as a component of accounts payable on the accompanying consolidated balance sheet. In addition, this amount was included in the $186,000 of prefunded liabilities assumed by AYRO in the Merger – See Note 1.

NOTE 15. INCOME TAXES

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The difference between the tax benefit derived by applying the Federal statutory income tax rate to net losses and the benefit recognized in the consolidated financial statements is as follows:

	December 31, 2020	December 31, 2019
Benefit derived by applying the Federal statutory income rate to net losses before income taxes	$(2,260,323)	$(1,819,586)
State Tax Provision	(379,115)	9,728
Permanent differences and other	(101,870)	(297,702)
Expense attributable to change in valuation allowances	2,741,308	2,107,559
	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and projections for future taxable income over periods in which the deferred tax assets are deductible. Management believes it is more likely than not that the Company will not realize the benefits of these deductible differences. A valuation allowance has been applied to the amount of deferred tax assets Management expects will be unrealized.

Management does not believe that there are significant uncertain tax positions in 2020. There are no interest and penalties related to uncertain tax positions in 2020.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax reporting. Significant components of the Company’s net deferred tax assets are as follows:

	December 31, 2020	December 31, 2019
Deferred Tax Assets:
Net Operating Losses	$4,346,179	$2,117,530
Intangible Assets	65,759	24,937
Nonqualified Stock Options	1,435,982	989,201
Lease Liability	275,339	—
Basis of Property and Equipment	108,918	119,179
Other	28,686	—
Deferred Tax Assets:	$6,260,863	$3,250,847

Deferred Tax (Liabilities):
ROU Asset	(268,708)	$—
Deferred Tax (Liabilities):	(268,708)	—

Valuation allowance	5,992,155	3,250,847
Net deferred tax asset/(liability)	$—	$—

Due to the uncertainty surrounding the realization of the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against all of its otherwise recognizable net deferred tax asset.

The Company’s net operating loss carryforward totaling $17,840,842 at December 31, 2020 expires beginning 2035. The Company’s state net operating loss carryforward totaling $12,757,935 at December 31, 2020 which have indefinite lives.

Federal and state laws impose substantial restrictions on the utilization of NOL carryforwards in the event of an ownership change for income tax purposes, as defined in Section 382 of the Internal Revenue Code (“IRC”). Pursuant to IRC Section 382, annual use of the Company’s NOL carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382 analysis regarding the limitation of NOL carryforwards.

However, it is possible that past ownership changes will result in the inability to utilize a significant portion of the Company’s NOL carryforward that was generated prior to any change of control. The Company’s ability to use its remaining NOL carryforwards may be further limited if the Company experiences an IRC 382 ownership change in connection with future changes in the Company’s stock ownership.

Certain deferred tax assets from DropCar, Inc. such as NOL carryforwards and capital loss carryforwards have are not included in the Company’s deferred tax assets as they are expected to be fully limited under IRC. Sec. 382 as a result of the merger.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. SUBSEQUENT EVENTS

On January 25, 2021, AYRO entered into a Securities Purchase Agreement with certain institutional and accredited investors, pursuant to which AYRO agreed to issue and sell in a registered direct offering (the “January 2021 Offering”) an aggregate of 3,333,334 shares of common stock of AYRO, par value $0.0001 per share, at an offering price of $6.00 per share, for gross proceeds of approximately $20.0 million before the deduction of fees and offering expenses. Each purchaser was also granted a warrant to purchase, between July 26, 2021 and July 26, 2023, additional shares of common stock (the “Additional Shares”) equal to the full amount of the common stock it purchased at the initial closing, or an aggregate of 3,333,334 shares (“Investor Warrants”), at an exercise price of $6.93 per share. The Investor Warrants are exercisable six months following issuance and terminate two and a half years following issuance and are exercisable at an exercise price of $6.93 per share.

Palladium Capital Group, LLC (“Palladium”) is acting as the placement agent for the January 2021 Offering. AYRO will pay Palladium a fee equal to 8.0% of the gross proceeds of the offering. Additionally, AYRO issued Palladium a warrant to purchase 233,334 shares of Common Stock (which equals 7.0% of the aggregate number of shares of Common Stock placed in the Offering (the “Palladium Warrants” and together with the Investor Warrants, the “Warrants”). The Palladium Warrants will have the same terms as the Investor Warrants.

On February 11, 2021, AYRO entered into a Securities Purchase Agreement with certain institutional and accredited investors, pursuant to which AYRO agreed to issue and sell in a registered direct offering (the “February 2021 Offering”) an aggregate of 4,400,001 shares of common stock of AYRO, par value $0.0001 per share, at an offering price of $9.50 per share, for gross proceeds of approximately $41.8 million before the deduction of fees and offering expenses. Each purchaser was also granted an option to purchase, on or before February 16, 2022, additional shares of common stock equal to the full amount of 75% of the common stock it purchased at the initial closing, or an aggregate of 3,300,000 shares, at an exercise price of $11.50 per share.

Palladium and Spartan Capital Securities, LLC (“Spartan,”) or collectively with Palladium, the “Financial Advisors” acted as Financial Advisors in connection with the February 2021 Offering. The Financial Advisors are entitled to a fee equal to 8% of the gross proceeds raised in the February 2021 Offering, or an aggregate of approximately $3,344,001, and warrants (the “February 2021 Warrants”) to purchase an aggregate of 271,158 shares of Common Stock at an exercise price of $10.925 per share and 35,885 shares of Common Stock at an exercise price of $10.45 per share. The February 2021 Warrants are exercisable immediately following issuance and terminate five years following issuance.

On March 17, 2021, in connection with a certain Agreement and Plan of Merger dated December 19, 2019, whereby certain former stockholders of AYRO Operating entered into lock-up agreements (collectively, the “May Lock-Up Agreements”) pursuant to which they agreed to certain restrictions on the transfer or sale of shares of the Company’s common stock for the one-year period following the Merger, AYRO modified the May Lock-Up Agreements to allow each stockholder party to a May Lock-Up Agreement to (i) sell up to 5% of such stockholder’s holdings in the Company’s common stock on any trading day (with such 5% limitation to be measured as of the date of each sale) and (ii) allow for unlimited sales of the Company’s common stock for any sales made at $10.00 per share or greater.

Pursuant to the Securities Purchase Agreement dated July 21, 2020, between January 1, 2021 and March 30, 2021, investors had elected to purchase 302,500 of the Additional Shares of common stock of AYRO, par value $0.0001 per share, at an offering price of $5.00 per share, for gross proceeds of approximately $1.51 million before the deduction of fees and offering expenses.

During March 2021, the Company subleased additional office space to support the Company’s expansion plan. The term is for 16 months with a total lease obligation of $131,408.

