Form 10-K/A
period 2020-12-31
AYRO, Inc.
filed 2021-04-30
CIK 1086745

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

As of April 28, 2021, the registrant had 35,228,048 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 of AYRO, Inc., as originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Form 10-K”). We are filing this Amendment to present the information required by Part III of Form 10-K that was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Form 10-K. Accordingly, the reference on the cover page of the Form 10-K to the incorporation by reference of our definitive proxy statement into Part III of the Form 10-K has been removed.

In addition, Item 15 of Part IV has been solely amended to include new certifications by our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are filed with this Amendment as Exhibits 31.3 and 31.4 hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, no other changes have been made to the Form 10-K. Other than the information specifically amended and restated herein, this Amendment does not reflect events occurring after March 31, 2021, the date the Form 10-K was filed, or modify or update those disclosures that may have been affected by subsequent events.

On May 28, 2020, pursuant to the previously announced Agreement and Plan of Merger, dated December 19, 2019 (the “Merger Agreement”), by and among AYRO, Inc., a Delaware corporation previously known as DropCar, Inc. (the “Company”), ABC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and AYRO Operating Company, Inc., a Delaware corporation previously known as AYRO, Inc. (“AYRO Operating”), Merger Sub was merged with and into AYRO Operating, with each issued and outstanding share of AYRO Operating’s common stock, including shares underlying AYRO Operating’s outstanding equity awards and warrants, being converted into the right to receive 1.3634 shares (the “Exchange Ratio”) of the Company’s common stock, and with AYRO Operating continuing after the merger as the surviving entity and a wholly owned subsidiary of the Company (the “Merger”). In this Annual Report on Form 10-K, unless the context otherwise requires, references to “we,” “us,” “our,” “our company” and “AYRO” refer to AYRO, Inc. and its subsidiaries. References to “DropCar” refer to DropCar, Inc. prior to the Merger. Immediately following the consummation of the Merger, the Company sold substantially all of its assets associated with its business of providing vehicle support, fleet logistics and concierge services. For more information on the Merger or the sale of assets, see “Corporate History – Merger and” and “Corporate History – Closing of Asset Purchase Agreement” in Part I, Item 1 of the Form 10-K.

Immediately following the effective time of the Merger, we effected a 1-for-10 reverse stock split of our issued and outstanding common stock (the “Reverse Stock Split”), and immediately following the Reverse Stock Split, we issued a stock dividend of one share of Company common stock for each outstanding share of AYRO Operating common stock to all holders of record immediately following the effective time of the Reverse Stock Split (the “Stock Dividend”). The net result of the Reverse Stock Split and the Stock Dividend was a 1-for-5 reverse stock split (the “Reverse Split”). All share numbers and exercise prices included herein have been adjusted to give retroactive effect to the Reverse Stock Split and Stock Dividend.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Board of Directors

The following table sets forth the name, age and positions of each director as of April 28, 2021:

Name	Age	Director Since	Position with the Company
Rodney C. Keller, Jr.	63	May 2020	President and Chief Executive Officer; Director
Joshua Silverman	51	August 2016	Chairman of the Board
Sebastian Giordano	62	February 2013	Director
Greg Schiffman	63	February 2018	Director
Zvi Joseph	54	January 2018	Director
George Devlin	67	May 2020	Director
Wayne R. Walker	62	November 2020	Director

The following sets forth biographical information and the qualifications and skills for each director nominee:

Rodney C. Keller, Jr. Mr. Keller, in addition to his roles as our President, Chief Executive Officer and a member of our board of directors (the “Board”), served as chief executive officer, president and director of AYRO Operating from November 2017. Mr. Keller is an accomplished executive with domestic and international experience in sales, marketing, operations, profit and loss oversight, multi-channel product distribution involving both start-up and growth organizations. Prior to joining AYRO Operating, Mr. Keller was a partner with Odgers Berndtson, a global leader in executive search, leadership services and talent management from January 2016 to November 2017. From April 2013 until January 2016, Mr. Keller served as the president of Segway Inc. During Mr. Keller’s tenure as the president, Segway Inc. more than doubled its revenues, and Mr. Keller led the sale of the company to Beijing-based Ninebot in China, the resulting company becoming a global leader in intelligent short-distance electric personal transportation solutions. From January 2012 to April 2013, Mr. Keller served as president and chief executive officer of T3 Motion, which was a Nasdaq-listed company during his tenure, a producer of job-specific, 3-wheeled electric-vehicles primarily serving law enforcement and private security applications. From August 2010 to January 2012, Mr. Keller was vice president and general manager of DIRECTV’s commercial business. During Mr. Keller’s tenure this business grew more than 20% annually. From January 2007 to August 2010, Mr. Keller was president and chief executive officer of Siemens Home and Office Communications business in North America. During his service, Mr. Keller more than doubled revenues while expanding Siemen’s retail and internet footprint with some of the largest retailers in North America. From January 2005 to January 2007, Mr. Keller was president and chief executive officer of Augmentix, a venture capital-backed company building ruggedized servers and notebooks based on Dell Inc.’s platform of computing solutions, which was subsequently sold to Dell. From 1996 until January 2004, Mr. Keller held different management roles in Toshiba America Information Systems. Mr. Keller is a Distinguished Alumnus of Texas State University, a Trustee for the Development Foundation of Texas State University and member of the McCoy College Advisory Council at Texas State University since 1987.

Joshua Silverman. Mr. Silverman served as a member of the DropCar Board of Directors since the completion of the business combination with DropCar, Inc. (“Private DropCar”) and DC Acquisition Corporation, pursuant to which Private DropCar became a wholly owned subsidiary of WPCS International Incorporated (“WPCS”), which then changed its name to DropCar on January 30, 2018 (the “2018 Merger”) and, prior to that time, served as a director of WPCS since August 2016, and has continued to serve as a director following the Merger with AYRO Operating. Mr. Silverman currently serves as the Managing Member of Parkfield Funding LLC. Mr. Silverman was the co-founder and a Principal and Managing Partner of Iroquois Capital Management, LLC (“Iroquois”), an investment advisory firm. Since its inception in 2003 until July 2016, Mr. Silverman served as Co-Chief Investment Officer of Iroquois. While at Iroquois, he designed and executed complex transactions, structuring and negotiating investments in both public and private companies and has often been called upon by the companies to solve inefficiencies as they relate to corporate structure, cash flow, and management. From 2000 to 2003, Mr. Silverman served as Co-Chief Investment Officer of Vertical Ventures, LLC, a merchant bank. Prior to forming Iroquois, Mr. Silverman was a Director of Joele Frank, a boutique consulting firm specializing in mergers and acquisitions. Previously, Mr. Silverman served as Assistant Press Secretary to The President of the United States. Mr. Silverman currently serves as a director of Protagenic Therapeutics, Synaptogenix Inc, Petros Pharmaceuticals Inc, and MYMD Pharmaceuticals Inc., all of which are public companies. He previously served as a Director of National Holdings Corporation from July 2014 through August 2016, MGT Capital Investments, Inc. from December 2014 to May 2016, Alanco Technologies Inc. from March 2016 through August 2016 and TapImmune Inc. from August 2016 to October 2018. Mr. Silverman received his B.A. from Lehigh University in 1992. Mr. Silverman’s qualifications to sit on the Board include his experience as an investment banker, management consultant and as a director of numerous public companies.

Sebastian Giordano. Mr. Giordano served as a member of the DropCar Board of Directors since the closing of the 2018 Merger and, prior to that time, served as a director of WPCS since February 2013, and has continued to serve as a director following the Merger with AYRO Operating. Mr. Giordano served as the Interim Chief Executive Officer of WPCS from August 2013 until April 25, 2016, when the interim label was removed from his title. He served as the Chief Executive Officer of WPCS since such time through the closing of the 2018 Merger. Since 2002, Mr. Giordano has been Chief Executive Officer of Ascentaur, LLC, a business consulting firm providing comprehensive strategic, financial and business development services to start-up, turnaround and emerging growth companies. From 1998 to 2002, Mr. Giordano was Chief Executive Officer of Drive One, Inc., a safety training and education business. From 1992 to 1998, Mr. Giordano was Chief Financial Officer of Sterling Vision, Inc., a retail optical chain. Mr. Giordano received B.B.A. and M.B.A. degrees from Iona College. Mr. Giordano’s qualifications to sit on the Board include his broad management experience, including having served as Chief Executive Officer of WPCS.

Greg Schiffman. Mr. Schiffman served as a member of the DropCar Board of Directors since the closing of the 2018 Merger and has continued to serve as a director following the Merger with AYRO Operating. Mr. Schiffman has served as the Chief Financial Officer of privately-held AbSci, LLC since April 2020. He previously served as the Chief Financial Officer of Vineti, Inc. from October 2017 through April 2018. He also previously served as the Chief Financial Officer of each of Iovance Biotherapeutics (formerly Lion Biotechnologies), from October 2016 through June 2017, Stem Cells, Inc., from January 2014 through September 2016, Dendreon Corporation, from December 2006 through December 2013 and Affymetrix Corporation, from August 2001 through November 2006. He currently serves on the boards of directors of several private companies. Mr. Schiffman holds a B.S. in Accounting from DePaul University and an MM (MBA) from Northwestern University Kellogg Graduate School of Management. Mr. Schiffman’s qualifications to sit on the Board include his financial background, business experience and education.

Zvi Joseph. Mr. Joseph served as a member of the DropCar Board of Directors since the closing of the 2018 Merger and has continued to serve as a director following the Merger with AYRO Operating. He has served as Deputy General Counsel of Amdocs Limited, a publicly traded corporation that provides software and services to communications and media companies, since October 2005. He received his A.A.S. in Business Administration from Rockland Community College, his B.A. in Literature from New York University and his J.D. from Fordham University School of Law. He also holds a Certificate in Business Excellence from Columbia University School of Business and a Corporate Director Certificate, Corporate Governance, from Harvard Business School. Mr. Joseph’s qualifications to sit on the Board include his legal experience and education.

George Devlin. Mr. Devlin has, since 2007, managed his own consulting business, Venture Connections, primarily focused on helping early stage companies with fundraising, commercialization and strategic planning. From 2005 to 2007, Mr. Devlin worked in operations at Texas Pacific Group (TPG – Private Equity), where he supported deal partners on due diligence and transformation activities involved in deals. From 2002 to 2005, Mr. Devlin served as Chief Executive Officer of Vivecon, a Stanford University start-up in Supply Chain Risk Management solutions. From 2001 to 2002, he served as Chief Operations Officer of Converge, Inc. From 1998 to 2001, Mr. Devlin worked at Compaq Computer Corporation, eventually holding the post of Senior Vice President of Global Operations based in Houston, Texas. Mr. Devlin’s international experience and expertise, ranging from a successful career as an executive in a major global corporation (supply chain and operations) to becoming an entrepreneur and helping many early stage start-up technology companies globally, qualify him as a valuable addition to the Board.

Wayne R. Walker. Mr. Walker has over 35 years of experience in corporate governance, turnaround management, corporate restructuring and bankruptcy matters. In 1998, Mr. Walker founded Walker Nell Partners, Inc., an international business consulting firm, and has served as its president from its founding to the present. Before founding Walker Nell Partners, Inc., Mr. Walker worked for 15 years at the DuPont Company in Wilmington, Delaware in the Securities and Bankruptcy group, where he worked in the Corporate Secretary’s office and served as Senior Counsel. From 2018 to the present, Mr. Walker has served as a director of Wrap Technologies, Inc., an innovator of modern policing solutions, where he also serves as Chair of the Nominating and Governance Committee and of the Compensation Committee. From 2018 to the present, Mr. Walker has served as a director of Pitcairn Company and as the Chair of its Compensation Committee. From 2013 to 2014, Mr. Walker served as Chairman of the Board of Directors of BridgeStreet Worldwide, Inc., a global provider of extended corporate housing. From 2020 to the present, Mr. Walker has served as a director of Petros Pharmaceuticals, Inc., which focuses on men’s health, where he also serves as Chair of the Nominating and Governance Committee. From 2013 to 2020, Mr. Walker served as Chairman of the Board of Trustees of National Philanthropic Trust, a public charity. From 2018 to 2020, Mr. Walker served as Vice President of the Board of Education of the City of Philadelphia. Mr. Walker has also served on the board of directors for the following companies and foundations: Seaborne Airlines, Inc., Green Flash Brewery, Inc., and Eagleville Hospital and Foundation. Mr. Walker has a Doctor of Jurisprudence from Catholic University (Washington, DC) and a Bachelor of Arts from Loyola University (New Orleans). He is an attorney licensed by the State Bar of Georgia. He is a member of the State Bar Association of Georgia, American Bar Association, American Bankruptcy Institute and Turnaround Management Association.

Executive Officers

The following table sets forth the names, ages and positions of our executive officers as of April 28, 2021:

Name	Age	Officer Since	Position with the Company
Rodney C. Keller, Jr.	63	May 2020	Chief Executive Officer and President
Curtis Smith	53	May 2020	Chief Financial Officer
Brian Groh	63	May 2020	Chief of Business Development
Richard Perley	56	May 2020	Chief Marketing Officer

Please see the biography of Mr. Keller on page 4 of this Amendment.

Curtis Smith. Mr. Smith, in addition to serving as our Chief Financial Officer, served as AYRO Operating’s chief financial officer from March 2018 until the closing of the Merger. Mr. Smith has been a CPA for more than 25 years with experience in public accounting and executive level experience in financial, operations and IT systems management. From November 2015 through February 2018, Mr. Smith served as the chief financial officer for LAC Group, a private equity-backed portfolio company, responsible for all aspects of strategic planning, investor relations, treasury management, finance, accounting, HR and IT. Prior to LAC Group, he served as a consultant to various private companies regarding their financial and operational affairs. From November 2010 to February 2013, he served as the chief financial officer of AgileAssets, a software developer building transportation asset management enterprise software. Mr. Smith was instrumental in developing the SaaS-business model for AgileAssets. Prior to AgileAssets, Mr. Smith served as Vice President-Finance and Administration for Troux Technologies. Prior to Troux Technologies, he served as Director of Finance and Director of Operations with Verio (Nasdaq: VRIO), a 55+ company rollup and was instrumental in both the rollup as well as the company’s successful IPO in 1998. Mr. Smith holds a B.B.A in accounting from Texas A&M University.

Brian Groh. Mr. Groh, in addition to his role as our Chief of Business Development, served as AYRO Operating’s contracted Chief of Business Development from September 2019 until the closing of the Merger. Mr. Groh is an executive and entrepreneur with over thirty-five years’ experience in technology start-ups, accelerated growth and large corporations, with an extensive experience in negotiations, mergers and acquisitions, in addition to establishing mutually beneficial and long-term partner relationships. Mr. Groh was the founder and chief executive officer of public companies for over twenty years in various technology companies in the cellular, tablet and mobile computing sectors. Since January 2018, Mr. Groh has been on the Board of Advisors Meghraj Capital International, an international banking advisory, fiduciary services and consulting company headquartered in the British Isles that manages over $100 billion in client assets. Mr. Groh also serves on the board of WellSmith, an Austin-based digital platform company for population health management of chronic diseases that has partnered with Cone Health, a private, not-for-profit, healthcare delivery system. From August 2015 to January 2018, Mr. Groh was employed as General Manager of Business Development at Wistron Corporation, a Taiwanese global technology engineering and manufacturing leader, and was responsible for creating Wistron’s smart product business development operations in North America. From October 2008 until July 2015, Mr. Groh served as General Manager of Business Development of Wistron as a contractor and oversaw the growth of Wistron’s smartphone business where he was successful in securing over $7 billion in contacts. From 2005 until 2008, Mr. Groh provided consulting services to a number of high tech companies in Canada and the United States. Prior to working with Wistron, Mr. Groh founded and served as CEO of Xplore Technologies Corp. from 1995 to September 2005, a global rugged tablet provider, and Mr. Groh spearheaded Xplore’s initial public offering and acquisitions, raising more than $70 million in funding. From 1986 to 1995, Mr. Groh founded and served as the CEO of Telular Canada, an innovative wireless data company with patented rights from its U.S. counterpart, Telular Corporation. Mr. Groh led Telular Canada’s $18 million initial public offering in 1992 and acquisition of 20% of Telular Corporation that had a $40 million market cap at the time. Less than one year after the acquisition, Telular Corporation conducted its initial public offering as a $400 million market cap company. From 1985 until 1989, Mr. Groh was the Founder and CEO of Roadway Communications, one of Canada’s first cellular phone dealers.

Richard Perley. Mr. Perley, in addition to serving as our Chief Marketing Officer, served as AYRO Operating’s contracted Chief Marketing Officer from September 2019 until the closing of the Merger, and previously from October 2018 through April 2019. Mr. Perley is an experienced technology executive and entrepreneur who has led successful marketing, product management, business development and operational teams over a thirty-two-year career. He has extensive experience in high-growth, early-stage technology/innovation companies in the consumer, commercial, industrial and government sectors. From February 2018 through August 2018, and from May 2019 through August 2019, Mr. Perley founded and was a managing director and Chief Marketing Officer of PerlTek, a technology consulting firm providing marketing, product management and business development services to a range of companies from the healthcare, cybersecurity and blockchain industries. From September 2015 to January 2018, Mr. Perley served as Vice President, Business Development for Wistron Corporation. Mr. Perley helped create Wistron’s smart product business development operations in North America where major account customer acquisition opportunities expanded by 20 times during Mr. Perley’s employment. From September 2015 to January 2018, Mr. Perley was Chief Marketing Officer and Managing Partner of Kinetex, LLC, an integrated product marketing, launch, sales and strategic planning accelerator for B2B and B2C companies in North America and Western Europe he co-founded. Prior to Kinetex, Mr. Perley served as VP of Marketing and Services for Augmentix and Xplore Technologies (co-founder), both rugged field computing companies. He was instrumental in driving accelerated product, market and revenue growth for both organizations which ultimately were successfully sold to larger entities. Mr. Perley was also a Director at Motorola where he led wireline marketing and sales team. He has an honors Business Degree from McMaster University, Ontario Canada.

Family Relationships

There are no family relationships among any of our directors and executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our officers and directors and persons who beneficially own more than 10% of our ordinary shares to file reports of ownership and changes in ownership of such ordinary shares with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. As a matter of practice, our legal team assists our officers and directors in preparing initial reports of ownership and reports of changes in ownership and files those reports on their behalf. Based solely on our review of the copies of such forms we have received, we believe that all required Section 16(a) reports were timely filed during our fiscal year ended December 31, 2020, except for the following: (i) David Newman, a former officer of DropCar prior to the Merger, made a late Form 4 filing on June 3, 2020 with respect to one transaction, a grant of restricted stock; (ii) Spencer Richardson, the chief executive officer of DropCar prior to the Merger, made a late Form 4 filing on June 3, 2020 with respect to one transaction, a grant of restricted stock; (iii) Solomon Mayer, a former director of DropCar prior to the Merger, made a late Form 4 filing on June 3, 2020 with respect to one transaction, a grant of restricted stock; and (iv) Mark Adams, a former director, made a late Form 4 filing on October 2, 2020 with respect to one transaction, a grant of common stock.

Corporate Code of Conduct and Ethics and Whistleblower Policy

We have adopted a Corporate Code of Conduct and Ethics and Whistleblower Policy that applies to all of our associates, as well as each of our directors and certain persons performing services for us. The Corporate Code of Conduct and Ethics and Whistleblower Policy addresses, among other things, competition and fair dealing, conflicts of interest, protection and proper use of Company assets, government relations, compliance with laws, rules and regulations and the process for reporting violations of the Corporate Code of Conduct and Ethics and Whistleblower Policy, employee misconduct, improper conflicts of interest or other violations. Our Corporate Code of Conduct and Ethics and Whistleblower Policy is available on our website at https://ayro.com/ in the “Governance” section found under the “Investors” tab. We intend to disclose any amendments to, or waivers from, our Corporate Code of Conduct and Ethics and Whistleblower Policy at the same website address provided above.

Director Nominations by Security Holders

There have been no material changes to the procedures by which security holders may recommend nominees to our Board since those procedures were described in our proxy statement for our 2020 Annual Meeting of Stockholders.

Audit Committee

Our Audit Committee is responsible for, among other matters:

●	approving and retaining the independent auditors to conduct the annual audit of our financial statements;
●	reviewing the proposed scope and results of the audit;
●	reviewing and pre-approving audit and non-audit fees and services;
●	reviewing accounting and financial controls with the independent auditors and our financial and accounting staff;
●	reviewing and approving transactions between us and our directors, officers and affiliates;
●	recognizing and preventing prohibited non-audit services;
●	establishing procedures for complaints received by us regarding accounting matters;
●	overseeing internal audit functions, if any; and
●	preparing the report of the audit committee that the rules of the SEC require to be included in our annual meeting proxy statement.

Our Audit Committee is composed of Greg Schiffman (chairman), Zvi Joseph and Joshua Silverman. Our Board has determined that Messrs. Schiffman, Joseph and Silverman are independent in accordance with NASDAQ Rules and Rule 10A-3 under the Exchange Act. Our Board has also reviewed the education, experience and other qualifications of each member of the Audit Committee. Based upon that review, our Board has determined that Greg Schiffman qualifies as an “audit committee financial expert,” as defined by the rules of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The following is a discussion of the material components of the executive compensation arrangements of our named executive officers, comprised of (i) our Chief Executive Officer and former Chief Executive Officer, (ii) the two most highly compensated executive officers other than the Chief Executive Officer who were serving as an executive officer at the end of the 2020 fiscal year and whose salary, as determined by Regulation S-K, Item 402, exceeded $100,000 and (iii) up to two most highly compensated former executive officers who were no longer serving as an executive officer at the end of the 2020 fiscal year (the individuals falling within categories (i), (ii) and (iii) are collectively referred to as the “named executive officers”).

Our named executive officers for 2020 were as follows:

●	Rodney C. Keller, Jr., President and Chief Executive Officer;
●	Curt Smith, Chief Financial Officer;
●	Brian Groh, Chief of Business Development;
●	Richard Perley, Chief Marketing Officer; and
●	Spencer Richardson, Former Chief Executive Officer.

Compensation Philosophy and Process

The responsibility for establishing, administering and interpreting our policies governing the compensation and benefits for our executive officers lies with our senior management, subject to the review and approval of our Board. Our Board has retained the services of Streeter Wyatt, a compensation consultant that advises boards and companies on the proper structure and levels of executive and board member compensation.

The goals of our executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop our business within the framework of our size and available resources. In 2020, we designed our executive compensation program to achieve the following objectives:

●	attract and retain executives experienced in developing and delivering products such as our own;
●	motivate and reward executives whose experience and skills are critical to our success;
●	reward performance; and
●	align the interests of our executive officers and other key employees with those of our stockholders by motivating our executive officers and other key employees to increase stockholder value.

Summary Compensation Table

The following table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2020 and 2019 by the Company’s named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Grants ($) (1)	All other compensation ($)	Total ($)
Rod Keller (2)	2020	$148,630	$74,315	$5,408,408	-	$5,631,353
President and Chief Executive Officer

Curt Smith (2)	2020	$118,904	$29,726	$391,243	-	$539,873
Chief Financial Officer

Brian Groh (2)	2020	$118,904	$29,726	$129,290	-	$277,920
Chief of Business Development

Richard Perley (2)	2020	$118,904	$29,726	$129,290	-	$277,920
Chief Marketing Officer

Spencer Richardson (3)	2020	$149,989	$-	$38,125	-	$188,114
Former Chief Executive Officer	2019	$299,010	$75,000	$106,722	$-	480,732

David Newman (3)	2020	$162,489	$-	$38,125	$-	$200,614
	2019	$299,010	$75,000	$106,722	$-	480,732

(1)	Amounts reflect the full grant-date fair value of stock awards granted during the relevant fiscal year computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provided information regarding the assumptions used to calculate the value of all stock awards and option awards made to our executive officers in Note 11 to the audited consolidated financial statements for the year ended December 31, 2020.
(2)	Appointed as an officer of the Company in connection with the consummation of the Merger on May 28, 2020. Compensation paid by AYRO Operating prior to the closing of the merger is not reflected in the Summary Compensation Table.
(3)	Resigned effective May 28, 2020 in connection with the closing of the Merger.

Narrative Disclosure to Summary Compensation Table

AYRO Operating had entered into employment agreements with each of Mr. Keller and Mr. Smith. Pursuant to the Merger Agreement, as a condition to the closing of the Merger, immediately prior to the effective time of the Merger, (i) the employment agreement between AYRO Operating and Mr. Keller then in effect was terminated, and DropCar entered into a new executive employment agreement with Mr. Keller, effective upon completion of the Merger, and (ii) AYRO Operating entered into an amendment to the current executive employment agreement with Mr. Smith, effective upon completion of the Merger.

Each of Mr. Groh and Mr. Perley provided services as a contractor to AYRO Operating pursuant to an independent contractor agreement AYRO Operating entered into with the respective entity controlled by Mr. Groh and Mr. Perley.

The material terms of the employment agreements and the independent contractor agreements with the named executive officers of AYRO Operating are summarized below.

Executive Employment Agreements with Rodney C. Keller, Jr.

Keller Employment Agreement

Pursuant to the Merger Agreement, effective upon consummation of the Merger and as a condition to the closing of the Merger, immediately prior to the effective time of the Merger, we entered into an executive employment agreement with Mr. Keller (the “Keller Employment Agreement”). Pursuant to the Keller Employment Agreement, Mr. Keller agreed to serve as our chief executive officer and as a director for the one-year initial term commencing upon effective time of the Merger, which term shall be automatically renewed for a successive one-year term, unless earlier terminated by either party upon four months’ written notice or terminated otherwise as set forth in the new employment agreement. Mr. Keller agreed to also serve as one of our directors.

The Keller Employment Agreement provides that Mr. Keller is entitled to a base salary of $250,000, which may be increased at the discretion of the Board but may not be decreased without Mr. Keller’s consent. Mr. Keller is also eligible to receive for fiscal years during the term of his employment periodic bonuses up to 50% of his annual base salary upon achievement of target objectives and performance criteria, payable on or before March 15 of the fiscal year following the fiscal year to which the bonus relates. Except upon termination by us without cause or upon non-renewal, or by Mr. Keller for good reason, Mr. Keller shall be entitled to a bonus for a year, subject to achievement of the performance criteria, if he is employed by us as of December 31 for the year to which services to which the bonus applies were performed. Targets and performance criteria shall be established by the Board after consultation with Mr. Keller, but the evaluation of Mr. Keller’s performance shall be at the Board’s sole discretion.

As soon as administratively practicable after the closing date of the Merger, we agreed to grant Mr. Keller an award of 1,514,354 restricted stock units (giving effect to the Exchange Ratio and Reverse Split), equivalent to 5% of the issued and outstanding shares of Company common stock on a fully diluted basis, subject to the terms and conditions of our equity plan and form of restricted stock unit award agreement, which terms shall include (i) forfeiture of any unvested restricted stock units on termination of employment for any reason; and (ii) vesting of the restricted stock units as follows: (A) 33.33% will vest upon our receipt of purchase orders for at least 500 AYRO vehicles to be sold to Club Car in calendar year 2020 with specified quarterly targets, provided, that (1) on or before December 16, 2019, a definitive written agreement with respect to such purchase is executed, and at least $1,000,000 of the purchase has been received by us; (2) on the closing date of the Merger, AYRO Operating secures borrowing based on a line of credit of $4,000,000 to support inventory purchase flow in line with the our 2020 budget; (3) the Merger closes on or before April 23, 2020 and we receives additional funding of at least $5,000,000 by the closing date of the Merger; (4) in the event the closing date of the Merger is after January 25, 2020, AYRO Operating and the investors mutually agree on the earlier release of approved funding of at least $500,000; and (5) we receive additional funding from third parties of at least $1,500,000 on or before September 30, 2020; (B) an additional 33.33% on the date that, in addition to the conditions set forth in (A), we enter into a definitive written agreement with Club Car or Ingersoll Rand on or before May 31, 2020, that results in a minimum equity investment of $1,500,000, and publicly discloses such investment; and (C) the remainder on the date that we achieves a minimum average valuation of 25% higher for twenty out of the thirty calendar days following the end of the first full quarter after the closing date of the Merger than our valuation on the date of the Merger, provided that the conditions set forth in (A) have been achieved by such date.

On September 29, 2020, we entered into an amendment with Mr. Keller (the “Keller Amendment”) to the Keller Employment Agreement. The Keller Amendment (i) changed the form of certain equity awards from restricted stock units to shares of our restricted common stock, (ii) modified certain vesting conditions that apply to the restricted stock award as described in the Keller Employment Agreement and (iii) reduced the number of shares of restricted stock to be granted to Mr. Keller by the number of stock options to be granted to him by us contemporaneously with the Keller Amendment. Pursuant to the Keller Amendment, on September 29, 2020, we granted Mr. Keller 651,250 shares of restricted stock and options to purchase 459,468 shares of common stock at an exercise price of $3.17 per share. One-third of the shares underlying the options will vest on the first anniversary of the date of grant, and the remaining optioned shares will vest in twenty-four substantially equal monthly installments on each of the next twenty-four monthly anniversaries of the initial vesting date, provided that Mr. Keller has remained continuously employed by or has been providing services to us through the applicable vesting date.

We may terminate Mr. Keller’s employment for cause at any time after providing written notice to Mr. Keller, and without cause with thirty days’ written notice. Mr. Keller may terminate his employment without good reason at any time upon thirty days’ written notice or with good reason, which requires delivery of a notice of termination within ninety days after Mr. Keller first learns of the existence of the circumstances giving rise to good reason, and failure of the combined company to cure the circumstances giving rise to the good reason within thirty days following delivery of such notice.

If we terminate Mr. Keller’s employment for cause or if Mr. Keller resigns, Mr. Keller shall receive, within thirty days of such termination, any accrued but unpaid base salary and expenses required to be reimbursed, and all vested outstanding stock options will remain exercisable until the earlier of expiration of the option’s term or the date that is two years following the termination.

If Mr. Keller’s employment is terminated due to his death or disability, Mr. Keller or his estate will receive the accrued obligation Mr. Keller would have received upon termination by us for cause or by Mr. Keller by resignation, and any earned, but unpaid, bonus for services rendered during the year preceding the date of termination.

If we terminate Mr. Keller’s employment without cause or upon non-renewal or by Mr. Keller for good reason, Mr. Keller is entitled to receive the accrued obligation Mr. Keller would have received upon termination by us for cause or by Mr. Keller by resignation, and any earned, but unpaid, bonus for services rendered during the year preceding the date of termination. In addition, subject to compliance with the restrictive covenants set forth in the Keller Employment Agreement and the execution of a release of claims, we will pay the following severance payments and benefits: (1) an amount equal to twelve months’ base salary, payable in equal monthly installments over a twelve-month severance period; (2) an amount equal to the greater of (x) the most recent annual bonus earned by Mr. Keller, (y) the average of the immediately preceding two year’s annual bonuses earned by Mr. Keller, or (z) if Mr. Keller’s termination of employment occurs during the first calendar year of the initial employment term before any annual bonus for a full twelve-month period of service has been paid, then the target bonus Mr. Keller is eligible for under the employment agreement; provided that no bonus amount shall be payable if the bonuses for the year of termination are subject to achievement of performance goals and such performance goals are not achieved by the combined company for such year; provided further that the bonus amount shall be paid at the same time bonuses would be payable under the employment agreement as if Mr. Keller was actively employed; (3) all outstanding stock options and restricted stock unit awards granted shall be fully and immediately vested, to the extent not previously vested and shares with respect to the restricted stock unit awards that become vested under the employment agreement shall be delivered within ten days of termination; and (4) continued healthcare coverage under the group health plan at the same cost, if any, imposed on our active employees, until the earlier of (x) the expiration of the severance period or (y) the date Consolidated Omnibus Budget Reconciliation Act of 1986 coverage terminates or expires.

If we terminate Mr. Keller’s employment without cause or upon non-renewal or by Mr. Keller for good reason in connection with or within 24 months following a change in control (as defined in our 2020 Long-Term Incentive Plan), Mr. Keller shall receive the severance payments and benefits he would receive in the event that we terminate Mr. Keller’s employment without cause or upon non-renewal or by Mr. Keller for good reason set forth above, but instead of twelve months’ base salary, Mr. Keller will receive twenty-four months’ base salary over a twelve-month severance period and double the bonus amount he would have received without change in control.

The Keller Employment Agreement also contains certain standard noncompetition, non-solicitation, non-disparagement, confidentiality, and assignment of inventions requirements for Mr. Keller.

Executive Employment Agreement with Curtis Smith

Pre-Merger Smith Employment Agreement

Pursuant to his employment agreement, effective March 8, 2018, and to subsequent actions by AYRO Operating’s board of directors, Curtis E. Smith was entitled to a base salary of $200,000 and a target annual bonus in the amount of 25% of his annual base salary. The target annual bonus was based on Mr. Smith’s performance, as determined by AYRO Operating’s board of directors in its sole discretion, against fundamental corporate and/or individual objectives to be determined by AYRO Operating’s board of directors. Mr. Smith was eligible to participate in the AYRO Operating Equity Plan (as defined below), subject to the discretion of AYRO Operating’s board of directors, if and when the board of directors determined to make a grant to him. Pursuant to Mr. Smith’s employment agreement, as consideration for entering into the employment agreement, AYRO Operating granted nonqualified options to acquire 109,072 shares of AYRO Operating common stock (giving effect to the Exchange Ratio and Reverse Split) with an exercise price of $2.446 in March 2018.

Smith Employment Agreement Amendment

On May 28, 2020, immediately prior to the effective time of the Merger, AYRO Operating entered into an amendment to its executive employment agreement with Mr. Smith (the “Smith Amendment”). The Smith Amendment provides that if Mr. Smith’s employment is terminated upon either party’s failure to renew or by Mr. Smith without good reason, then all of Mr. Smith’s vested, outstanding stock options will remain exercisable until the earlier of the expiration of the option’s term or the date that is two years following the termination. The Smith Amendment further provides that if Mr. Smith’s employment is terminated by AYRO Operating without cause or by Mr. Smith for good reason, then all outstanding equity awards granted to Mr. Smith pursuant to his employment agreement shall be fully and immediately vested, to the extent not previously vested, and all of his then vested, outstanding stock options shall remain exercisable until the earlier of the expiration of the options’ term or the date that is two years following termination. On September 29, 2020, Mr. Smith was awarded options to purchase 169,906 shares of our common stock, at an exercise price of $3.17 per share. One-third of the shares underlying the options vest on the first anniversary of the date of grant, and the remaining optioned shares vest in twenty-four substantially equal monthly installments on each of the next twenty-four monthly anniversaries of the initial vesting date, provided that Mr. Smith has remained continuously employed by or has been providing services to us through the applicable vesting date.

Independent Contractor Agreement with Brian Groh

AYRO Operating and 2196005 Ontario, Inc., an Ontario corporation owned and controlled by Mr. Groh (the “Groh Entity”), entered into an independent contractor agreement on September 16, 2019. Pursuant to the agreement, the Groh Entity agreed to provide services as chief of business development for a term of 12 months, which has been renewed by the parties each year.

AYRO Operating initially paid the Groh Entity $8,333 per month, based on 50% normal business hours utilization, upon receipt of invoice, which was later increased to $16,667 per month on October 1, 2019 when Mr. Groh became a full-time associate. Such amount may have been increased or decreased based on actual hours worked. AYRO Operating was to pay to the Groh Entity quarterly management by objectives (“MBO”) targeted at $12,500 per quarter, based on MBOs mutually agreed upon by the parties, payment of which was scheduled to commence after the completion of the Merger. The Groh Entity was also eligible to participate in a commission pooling plan with the other sales team participants. Pursuant to the independent contractor agreement, AYRO Operating granted Mr. Groh options to purchase 54,536 shares of AYRO Operating common stock pursuant to the AYRO Operating Equity Plan (as defined below).

Either the Groh Entity or AYRO Operating may have terminated the independent contractor agreement at any time and for any reason with 90 days’ advance written notice.

If AYRO Operating terminated the contract for cause or the Groh Entity terminated the contract without good reason, the Groh Entity would have received its earned fees, commissions and quarterly MBO payment. If the contract was terminated by the Groh Entity for good reason or by AYRO Operating without cause, the Groh Entity would have received its earned fees, commissions and quarterly MBO payment and continued payments of fees, quarterly MBO payment and commissions owned based on the mutually agreed commission plan for six months following their termination date in an aggregate amount equal to the greater of (1) the Groh Entity’s monthly fees, quarterly MBO and qualifying commissions for the year in which the termination date occurs, or (2) the Groh Entity’s monthly fees, quarterly MBO and qualifying commissions averaged for 6 months prior to the termination date. In addition, pursuant to the option award agreements executed upon each option grant made to Mr. Groh, upon termination by AYRO Operating not for cause (as defined in such option agreements), Mr. Groh may have exercised the options vested as of the date of his termination by the earlier of (i) the date that was 3 months following Mr. Groh’s termination or (ii) the expiration date (unless being exercised by his estate).

The agreement also contained certain standard non-solicitation, confidentiality, indemnification and assignment of work products.

On September 29, 2020, Mr. Groh was awarded options to purchase 56,147 shares of our common stock.at an exercise price of $3.17 per share. One-third of the shares underlying the options will vest on the first anniversary of the date of grant, and the remaining optioned shares will vest in twenty-four substantially equal monthly installments on each of the next twenty-four monthly anniversaries of the initial vesting date, provided that Mr. Groh has remained continuously employed by or has been providing services to us through the applicable vesting date.

Independent Contractor Agreement with Richard Perley

On September 9, 2019, AYRO Operating appointed Mr. Perley as Chief Marketing Officer. AYRO Operating initially paid Mr. Perley $8,333 per month, based on 50% normal business hours utilization, upon receipt of invoice, which was later increased to $16,667 per month on October 1, 2019 when Mr. Perley became a full-time associate. Such amount may have been increased or decreased based on actual hours worked. AYRO Operating was to pay Mr. Perley quarterly MBO targeted at $12,500 per quarter, based on MBOs mutually agreed upon by the parties, payment of which will commence after the completion of the Merger. Mr. Perley was also eligible to participate in a commission pooling plan with the other sales team participants. Pursuant to the independent contractor agreement, AYRO Operating granted Mr. Perley options to purchase 54,536 shares of AYRO Operating common stock pursuant to the AYRO Operating Equity Plan (as defined below), with such share numbers giving effect to the Exchange Ratio and Reverse Split.

Either Mr. Perley or AYRO Operating may have terminated the independent contractor agreement at any time and for any reason with 90 days’ advance written notice.

If AYRO Operating terminated the contract for cause or if Mr. Perley terminated the contract without good reason, Mr. Perley would have received his earned fees, commissions and quarterly MBO payment. If the contract was terminated by Mr. Perley for good reason or by AYRO Operating without cause, Mr. Perley would have received his earned fees, commissions and quarterly MBO payment and continued payments of fees, quarterly MBO payment and commissions owned based on the mutually agreed commission plan for six months following their termination date in an aggregate amount equal to the greater of (1) Mr. Perley’s monthly fees, quarterly MBO and qualifying commissions for the year in which the termination date occurred, or (2) Mr. Perley’s monthly fees, quarterly MBO and qualifying commissions averaged for 6 months prior to the termination date. In addition, pursuant to the option award agreements executed upon each option grant made to Mr. Perley, upon termination by AYRO Operating not for cause (as defined in such option agreements), Mr. Perley may have exercised the options vested as of the date of his termination by the earlier of (i) the date that was 3 months following Mr. Perley’s termination or (ii) the expiration date (unless being exercised by his estate).

The agreement also contained certain standard non-solicitation, confidentiality, indemnification and assignment of work products.

On September 29, 2020, Mr. Perley was awarded options to purchase 56,147 shares of our common stock.at an exercise price of $3.17 per share. One-third of the shares underlying the options will vest on the first anniversary of the date of grant, and the remaining optioned shares will vest in twenty-four substantially equal monthly installments on each of the next twenty-four monthly anniversaries of the initial vesting date, provided that Mr. Perley has remained continuously employed by or has been providing services to us through the applicable vesting date.

Employment Agreement with Spencer Richardson

In connection with the 2018 Merger, DropCar entered into an employment agreement with Mr. Richardson pursuant to which he served as DropCar’s Chief Executive Officer until his resignation at the effective time of the Merger. The employment agreement provided for an initial term of three (3) years with automatic one (1) year renewals. The employment agreement provided for the following cash-based compensation: (a) an annual base salary equal to $275,000, subject to a 10% increase per year; (b) a bonus payment of $250,000 in connection with the closing of the 2018 Merger; (c) quarterly bonuses of at least $12,500; (d) milestone bonus payments based on DropCar’s achievement of certain specified milestones; and (e) allowances for automobile, medical and dental.

Mr. Richardson was also entitled to annual option grants equivalent to 1% of the outstanding shares of DropCar. Subject to continued employment through each vesting date, these annual grants would vest and become exercisable with respect to 1/8th of the shares on each 90th day following the date of grant; provided that all options would vest on a change of control of DropCar. In addition to annual option grants, Mr. Richardson was eligible to receive additional option grants based on DropCar’s achievement of certain specified milestones.

In the event that Mr. Richardson’s employment with DropCar was terminated (a) by DropCar without “cause” (including as a result of death or disability) following the end of the initial term, (b) by Mr. Richardson for “good reason”, or (c) due to non-renewal of the initial term by DropCar, then DropCar would pay or provide (x) 24 months’ of salary continuation, (y) $100,000 (such amount representing the guaranteed quarterly bonus for 24 months), and (z) to the extent unvested, full acceleration of the vesting of any outstanding options.

In addition, Mr. Richardson entered into a non-solicitation and non-competition agreement that applies during the term of employment and for 12 months thereafter.

At the effective time of the Merger, Mr. Richardson tendered his resignation from his positions as officer and director of DropCar. Pursuant to (i) Section 3(e) of an employment agreement, dated as of September 6, 2017, by and between DropCar and Mr. Richardson, on January 30, 2020, Mr. Richardson was entitled to receive a grant of options to purchase shares of DropCar’s stock in an amount equal to 1% of the then-outstanding shares of Company common stock on a fully diluted basis (which would have been equal to options to purchase 25,140 shares). Such grant was not issued due to a lack of shares available for issuance pursuant to DropCar’s Amended and Restated 2014 Equity Incentive Plan. Following approval of the AYRO, Inc. 2020 Long-Term Incentive Plan by the stockholders of DropCar and prior to the consummation of the Merger and in lieu of the January 30, 2020 options at the request of Mr. Richardson, DropCar issued to Mr. Richardson a grant of 12,500 restricted shares. Such shares were granted pursuant to an exemption from registration pursuant to Rule 506(b) of Regulation D.

Employment Agreement with David Newman

In connection with the 2018 Merger, DropCar entered into an employment agreement with Mr. Newman pursuant to which he served as DropCar’s Chief Business Development Officer until his resignation at the effective time of the Merger. The employment agreement provided for an initial term of three (3) years with automatic one (1) year renewals. The employment agreement provided for the following cash-based compensation: (a) an annual base salary equal to $275,000, subject to a 10% increase per year; (b) a bonus payment of $250,000 in connection with the closing of the 2018 Merger; (c) quarterly bonuses of at least $12,500; (d) milestone bonus payments based on DropCar’s achievement of certain specified milestones; and (e) allowances for automobile, medical and dental.

Mr. Newman was also entitled to annual option grants equivalent to 1% of the outstanding shares of DropCar. Subject to continued employment through each vesting date, these annual grants would vest and become exercisable with respect to 1/8th of the shares on each 90th day following the date of grant; provided that all options would vest on a change of control of DropCar. In addition to annual option grants, Mr. Newman was eligible to receive additional option grants based on DropCar’s achievement of certain specified milestones.

In the event that Mr. Newman’s employment with DropCar was terminated (a) by DropCar without “cause” (including as a result of death or disability) following the end of the initial term, (b) by Mr. Newman for “good reason”, or (c) due to non-renewal of the initial term by DropCar, then DropCar would pay or provide (x) 24 months’ of salary continuation, (y) $100,000 (such amount representing the guaranteed quarterly bonus for 24 months), and (z) to the extent unvested, full acceleration of the vesting of any outstanding options.

In addition, Newman entered into a non-solicitation and non-competition agreement that applied during the term of employment and for 12 months thereafter.

At the effective time of the Merger, Mr. Newman tendered his resignation from his positions as officer and director of DropCar. His resignation did not contain any statements describing disagreements with DropCar related to its operations, policies or practices, nor did any disagreements lead to his resignation. Pursuant to (i) Section 3(e) of an employment agreement, dated as of September 6, 2017, by and between DropCar and Mr. Newman, on January 30, 2020, Mr. Newman was entitled to receive a grant of options to purchase shares of DropCar’s stock in an amount equal to 1% of the then-outstanding shares of Company common stock on a fully diluted basis (which would have been equal to options to purchase 25,140 shares). Such grant was not issued due to a lack of shares available for issuance pursuant to DropCar’s Amended and Restated 2014 Equity Incentive Plan. Following approval of the AYRO, Inc. 2020 Long-Term Incentive Plan by the stockholders of DropCar and prior to the consummation of the Merger and in lieu of the January 30, 2020 options at the request of Mr. Newman, DropCar issued to Mr. Newman a grant of 12,500 restricted shares. Such shares were granted pursuant to an exemption from registration pursuant to Rule 506(b) of Regulation D.

Equity Compensation

AYRO, Inc. 2020 Long-Term Incentive Plan

On April 21, 2020, our Board adopted the AYRO, Inc. 2020 Long-Term Incentive Plan (the “Plan”), subject to stockholder approval, which was obtained on May 28, 2020. Our outside directors and our employees, including the principal executive officer, principal financial officer and other named executive officers, and certain contractors are all eligible to participate in the Plan. The Plan was amended by stockholder vote on November 9, 2020 to increase the total number of shares of our common stock authorized for issuance under the Plan to 4,089,650 shares.

Purpose. The purpose of the Plan is to enable us to remain competitive and innovative in our ability to attract and retain the services of key employees, key contractors, and non-employee directors of the Company or any of our subsidiaries. The Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and which may be paid in cash or shares of our common stock. The Plan is expected to provide flexibility to our compensation methods in order to adapt the compensation of our key employees, key contractors, and non-employee directors to a changing business environment, after giving due consideration to competitive conditions and the impact of applicable tax laws.

Effective Date and Expiration. The Plan was approved by our Board on April 21, 2020 (the “Effective Date”), subject to the Plan’s approval by our stockholders. The Plan will terminate on the tenth anniversary of the Effective Date, unless sooner terminated by our Board. No award may be made under the Plan after its termination date, but awards made prior to the termination date may extend beyond that date in accordance with their terms.

Share Authorization. Subject to certain adjustments, the maximum number of shares of our common stock that may be issued pursuant to awards under the Plan is 4,089,650 shares, 100% of which may be delivered as incentive stock options.

Shares to be issued may be made available from authorized but unissued shares of our common stock, shares held by us in our treasury, or shares purchased by us on the open market or otherwise. During the term of the Plan, we will at all times reserve and keep enough shares available to satisfy the requirements of the Plan. If an award under the Plan is cancelled, forfeited, or expires, in whole or in part, the shares subject to such forfeited, expired, or cancelled award may again be awarded under the Plan. In the event that previously acquired shares are delivered to us in full or partial payment of the option price upon the exercise of a stock option or other award granted under the Plan, the number of shares available for future awards under the Plan shall be reduced only by the net number of shares issued upon the exercise of the stock option or settlement of an award. Awards that may be satisfied either by the issuance of common stock or by cash or other consideration shall be counted against the maximum number of shares that may be issued under the Plan only during the period that the award is outstanding or to the extent the award is ultimately satisfied by the issuance of shares. An award will not reduce the number of shares that may be issued pursuant to the Plan if the settlement of the award will not require the issuance of shares, as, for example, a stock appreciation right that can be satisfied only by the payment of cash. Only shares forfeited back to us; shares cancelled on account of termination, expiration, or lapse of an award; shares surrendered in payment of the option price of an option; or shares withheld for payment of applicable employment taxes and/or withholding obligations resulting from the exercise of a stock option shall again be available for grant as incentive stock options under the Plan, but shall not increase the maximum number of shares described above as the maximum number of shares that may be delivered pursuant to incentive stock options.

Administration. The Plan shall be administered by our Board or such committee of the Board as it designated by it to administer the Plan (the “Committee”). At any time there is no Committee to administer the Plan, any reference to the Committee is a reference to the Board. The Committee will determine the persons to whom awards are to be made; determine the type, size, and terms of awards; interpret the Plan; establish and revise rules and regulations relating to the Plan; establish performance goals for awards and certify the extent of their achievement; and make any other determinations that it believes are necessary for the administration of the Plan. The Committee may delegate certain of its duties to one or more of our officers as provided in the Plan.

Eligibility. Employees (including any employee who is also a director or an officer), contractors, and non-employee directors of the Company or any of our subsidiaries, whose judgment, initiative, and efforts contributed to or may be expected to contribute to our successful performance, are eligible to participate in the Plan. As of the record date, we had 25 employees, 3 contractors, and 6 non-employee directors who would be eligible for awards under the Plan.

Stock Options. The Committee may grant either incentive stock options (“ISOs”) qualifying under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options, provided that only employees of the Company and our subsidiaries (excluding subsidiaries that are not corporations) are eligible to receive ISOs. Stock options may not be granted with an option price less than 100% of the fair market value of a share of common stock on the date the stock option is granted. If an ISO is granted to an employee who owns or is deemed to own more than 10% of the combined voting power of all classes of our stock (or of any parent or subsidiary), the option price shall be at least 110% of the fair market value of a share of common stock on the date of grant. The Committee will determine the terms of each stock option at the time of grant, including, without limitation, the methods by or forms in which shares will be delivered to participants or registered in their names. The maximum term of each option, the times at which each option will be exercisable, and provisions requiring forfeiture of unexercised options at or following termination of employment or service generally are fixed by the Committee, except that the Committee may not grant stock options with a term exceeding 10 years or, in the case of an ISO granted to an employee who owns or is deemed to own more than 10% of the combined voting power of all classes of our stock (or of any parent or subsidiary), a term exceeding five years.

Recipients of stock options may pay the option price (i) in cash, check, bank draft, or money order payable to the order of the Company; (ii) by delivering to us shares of common stock (included restricted stock) already owned by the participant having a fair market value equal to the aggregate option price and that the participant has not acquired from us within six months prior to the exercise date; (iii) by delivering to us or our designated agent an executed irrevocable option exercise form, together with irrevocable instructions from the participant to a broker or dealer, reasonably acceptable to us, to sell certain of the shares purchased upon the exercise of the option or to pledge such shares to the broker as collateral for a loan from the broker and to deliver to us the amount of sale or loan proceeds necessary to pay the purchase price; (iv) by requesting us to withhold the number of shares otherwise deliverable upon exercise of the stock option by the number of shares having an aggregate fair market value equal to the aggregate option price at the time of exercise (i.e., a cashless net exercise); and (v) by any other form of valid consideration that is acceptable to the Committee in its sole discretion.

Stock Appreciation Rights. The Committee is authorized to grant stock appreciation rights (“SARs”) as a stand-alone award (or freestanding SARs) or in conjunction with options granted under the Plan (or tandem SARs). SARs entitle a participant to receive an amount equal to the excess of the fair market value of a share of common stock on the date of exercise over the fair market value of a share of our common stock on the date of grant. The grant price of a SAR cannot be less than 100% of the fair market value of a share of our common stock on the date of grant. The Committee will determine the terms of each SAR award at the time of the grant, including, without limitation, the methods by or forms in which shares will be delivered to participants or registered in their names. The maximum term of each SAR award, the times at which each SAR award will be exercisable, and provisions requiring forfeiture of unexercised SARs at or following termination of employment or service generally are fixed by the Committee, except that no freestanding SAR may have a term exceeding 10 years and no tandem SAR may have a term exceeding the term of the option granted in conjunction with the tandem SAR. Distributions to the recipient may be made in common stock, cash, or a combination of both as determined by the Committee.

Restricted Stock and Restricted Stock Units. The Committee is authorized to grant restricted stock and restricted stock units. Restricted stock consists of shares of our common stock that may not be sold, assigned, transferred, pledged, hypothecated, encumbered, or otherwise disposed of, and that may be forfeited in the event of certain terminations of employment or service, prior to the end of the restricted period as specified by the Committee. Restricted stock units are the right to receive shares of common stock at a future date in accordance with the terms of such grant upon the attainment of certain conditions specified by the Committee, which include a substantial risk of forfeiture and restrictions on their sale or other transfer by the participant. The Committee determines the eligible participants to whom, and the time or times at which, grants of restricted stock or restricted stock units will be made; the number of shares or units to be granted; the price to be paid, if any; the time or times within which the shares covered by such grants will be subject to forfeiture; the time or times at which the restrictions will terminate; and all other terms and conditions of the grants. Restrictions or conditions could include, but are not limited to, the attainment of performance goals (as described below), continuous service with us, the passage of time, or other restrictions or conditions. Except as otherwise provided in the Plan or the applicable award agreement, a participant shall have, with respect to shares of restricted stock, all of the rights of a stockholder of the Company holding the class of common stock that is the subject of the restricted stock, including, if applicable, the right to vote the common stock and the right to receive any dividends thereon.

Dividend Equivalent Rights. The Committee is authorized to grant a dividend equivalent right to any participant, either as a component of another award or as a separate award, conferring upon the participant the right to receive credits based on the cash dividends that would have been paid on the shares of common stock specified in the award as if such shares were held by the participant. The terms and conditions of the dividend equivalent right shall be specified in the grant. Dividend equivalents credited to the holder of a dividend equivalent right may be paid currently or may be deemed to be reinvested in additional shares. Any such reinvestment shall be at the fair market value at the time thereof. A dividend equivalent right may be settled in cash, shares, or a combination thereof.

Performance Awards. The Committee may grant performance awards payable at the end of a specified performance period in cash, shares of common stock, units, or other rights based upon, payable in, or otherwise related to our common stock. Payment will be contingent upon achieving pre-established performance goals (as described below) by the end of the applicable performance period. The Committee will determine the length of the performance period, the maximum payment value of an award, and the minimum performance goals required before payment will be made, so long as such provisions are not inconsistent with the terms of the Plan, and to the extent an award is subject to Section 409A of the Code, are in compliance with the applicable requirements of Section 409A of the Code and any applicable regulations or guidance. In certain circumstances, the Committee may, in its discretion, determine that the amount payable with respect to certain performance awards will be reduced from the maximum amount of any potential awards. If the Committee determines, in its sole discretion, that the established performance measures or objectives are no longer suitable because of a change in our business, operations, corporate structure, or for other reasons that the Committee deems satisfactory, the Committee may modify the performance measures or objectives and/or the performance period.

Performance Goals. Awards of restricted stock, restricted stock units, performance awards, and other awards under the Plan may be made subject to the attainment of performance goals relating to one or more business criteria which shall consist of one or more or any combination of the following criteria (“Performance Criteria”): cash flow; cost; revenues; sales; ratio of debt to debt plus equity; net borrowing, credit quality, or debt ratings; profit before tax; economic profit; earnings before interest and taxes; earnings before interest, taxes, depreciation, and amortization; gross margin; earnings per share (whether on a pre-tax, after-tax, operational, or other basis); operating earnings; capital expenditures; expenses or expense levels; economic value added; ratio of operating earnings to capital spending or any other operating ratios; free cash flow; net profit; net sales; net asset value per share; the accomplishment of mergers, acquisitions, dispositions, public offerings, or similar extraordinary business transactions; sales growth; price of the shares; return on assets, equity, or stockholders’ equity; market share; inventory levels, inventory turn or shrinkage; or total return to stockholders. Any Performance Criteria may be used to measure our performance as a whole or of any of our business units and may be measured relative to a peer group or index. Any Performance Criteria may include or exclude (i) events that are of an unusual nature or indicate infrequency of occurrence, (ii) gains or losses on the disposition of a business; (iii) changes in tax or accounting regulations or laws; (iv) the effect of a merger or acquisition, as identified in our quarterly and annual earnings releases; or (v) other similar occurrences. In all other respects, Performance Criteria shall be calculated in accordance with our financial statements, under generally accepted accounting principles, or under a methodology established by the Committee prior to the issuance of an award, which is consistently applied and identified in the Company’s audited financial statements, including in footnotes, or the Compensation Discussion and Analysis section of the Company’s annual report.

Other Awards. The Committee may grant other forms of awards, based upon, payable in, or that otherwise relate to, in whole or in part, shares of our common stock, if the Committee determines that such other form of award is consistent with the purpose and restrictions of the Plan. The terms and conditions of such other form of award shall be specified in the grant. Such other awards may be granted for no cash consideration, for such minimum consideration as may be required by applicable law, or for such other consideration as may be specified in the grant.

Vesting, Forfeiture and Recoupment, Assignment. The Committee, in its sole discretion, may determine that an award will be immediately vested, in whole or in part, or that all or any portion may not be vested until a date, or dates, subsequent to its date of grant, or until the occurrence of one or more specified events, subject in any case to the terms of the Plan. If the Committee imposes conditions upon vesting, then, subsequent to the date of grant, the Committee may, in its sole discretion, accelerate the date on which all or any portion of the award may be vested.

The Committee may impose on any award at the time of grant or thereafter, such additional terms and conditions as the Committee determines, including terms requiring forfeiture of awards in the event of a participant’s termination of service. The Committee will specify the circumstances on which performance awards may be forfeited in the event of a termination of service by a participant prior to the end of a performance period or settlement of such awards. Except as otherwise determined by the Committee, restricted stock will be forfeited upon a participant’s termination of service during the applicable restriction period. In addition, we may recoup all or any portion of any shares or cash paid to a participant in connection with any award in the event of a restatement of the Company’s financial statements as set forth in the Company’s clawback policy, if any, as such policy may be approved or modified by our Board from time to time.

Awards granted under the Plan generally are not assignable or transferable except by will or by the laws of descent and distribution, except that the Committee may, in its discretion and pursuant to the terms of an award agreement, permit transfers of nonqualified stock options or SARs to (i) the spouse (or former spouse), children, or grandchildren of the participant (“Immediate Family Members”); (ii) a trust or trusts for the exclusive benefit of such Immediate Family Members; (iii) a partnership in which the only partners are (a) such Immediate Family Members and/or (b) entities which are controlled by the participant and/or his or her Immediate Family Members; (iv) an entity exempt from federal income tax pursuant to Section 501(c)(3) of the Code or any successor provision; or (v) a split interest trust or pooled income fund described in Section 2522(c)(2) of the Code or any successor provision, provided that (x) there shall be no consideration for any such transfer, (y) the applicable award agreement pursuant to which such nonqualified stock options or SARs are granted must be approved by the Committee and must expressly provide for such transferability, and (z) subsequent transfers of transferred nonqualified stock options or SARs shall be prohibited except those by will or the laws of descent and distribution.

Adjustments Upon Changes in Capitalization. In the event that any dividend or other distribution (whether in the form of cash, shares of our common stock, other securities or other property), recapitalization, stock split, reverse stock split, rights offering, reorganization, merger, consolidation, split-up, spin-off, split-off, combination, subdivision, repurchase, or exchange of shares of common stock or other securities of the Company, issuance of warrants or other rights to purchase shares of common stock or other securities of the Company, or other similar corporate transaction or event affects the fair value of an award, then the Committee shall adjust any or all of the following so that the fair value of the award immediately after the transaction or event is equal to the fair value of the award immediately prior to the transaction or event: (i) the number of shares and type of common stock (or the securities or property) which thereafter may be made the subject of awards; (ii) the number of shares and type of common stock (or other securities or property) subject to outstanding awards; (iii) the number of shares and type of common stock (or other securities or property) specified as the annual per-participant limitation under the Plan; (iv) the option price of each outstanding stock option; (v) the amount, if any, we pay for forfeited shares in accordance with the terms of the Plan; and (vi) the number of or exercise price of shares then subject to outstanding SARs previously granted and unexercised under the Plan, to the end that the same proportion of our issued and outstanding shares of common stock in each instance shall remain subject to exercise at the same aggregate exercise price; provided, however, that the number of shares of common stock (or other securities or property) subject to any award shall always be a whole number. Notwithstanding the foregoing, no such adjustment shall be made or authorized to the extent that such adjustment would cause the Plan or any stock option to violate Section 422 or Section 409A of the Code. All such adjustments must be made in accordance with the rules of any securities exchange, stock market, or stock quotation system to which we are subject.

Amendment or Discontinuance of the Plan. Our Board may, at any time and from time to time, without the consent of participants, alter, amend, revise, suspend, or discontinue the Plan in whole or in part; provided, however, that (i) no amendment that requires stockholder approval in order for the Plan and any awards under the Plan to continue to comply with Sections 421 and 422 of the Code (including any successors to such sections or other applicable law) or any applicable requirements of any securities exchange or inter-dealer quotation system on which our stock is listed or traded, shall be effective unless such amendment is approved by the requisite vote of our stockholders entitled to vote on the amendment; and (ii) unless required by law, no action by our Board regarding amendment or discontinuance of the Plan may adversely affect any rights of any participants or obligations of the Company to any participants with respect to any outstanding awards under the Plan without the consent of the affected participant.

On May 28, 2020, in connection with the closing of the Merger, the Board awarded 12,500 fully vested shares of restricted stock to each of Spencer Richardson and David Newman.

On September 29, 2020, the Board awarded the following options to the named executive officers. The options granted are to be vested quarterly over three years with a one-year cliff.

Named Executive Officer	Number of Shares	Exercise Price
Curtis Smith	169,906	$3.17
Brian Groh	56,147	$3.17
Richard Perley	56,147	$3.17

On September 29, 2020, the Board awarded 459,486 options to Rodney Keller. The options have an exercise price of $3.17 per share and vest one-third on December 4, 2020, one-third on December 4, 2021 and one-third on December 4, 2022.

On December 4, 2020, the Board awarded 651,250 shares of restricted common stock to Rodney Keller. One-third of the shares vest on May 28, 2021 and one-third of the shares vest on December 4, 2021, one-third of the shares vest on December 4, 2022.

Outstanding Equity Awards at Fiscal Year-End

The following table includes certain information with respect to all unexercised stock options and unvested shares of common stock outstanding owned by the named executive officers as of December 31, 2020.

Named Executive Officer or Director	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Option exercise price	Option expiration date	Number of shares or units of stock that have not yet vested (#)	Market value of shares or units of stock that have not vested (#)
Rod Keller	272,680	(1)	-		$2.45	11/13/2027		$
President, Chief	20,451	(2)	-		2.45	11/13/2027
Executive Officer	10,908	(3)	-		2.45	12/1/2027
and Director	20,451	(4)	-		2.45	11/13/2028
	47,719	(5)	47,719		3.48	3/31/2029
	20,451	(6)	-		4.03	11/19/2029
	153,156	(7)	306,312		3.17	9/29/2030
							651,250		3,959,600
Curt Smith	90,894	(8)	18,178		2.45	3/12/2028
Chief Financial	27,268	(5)	27,268		3.48	3/31/2029
Officer	-		169,906	(10)	3.17	9/29/2030
Brian Groh	18,179	(9)	36,357		4.03	9/16/2029
Chief of Business Development	-		56,147	(10)	3.17	9/29/2030
Richard Perley	18,179	(9)	36,357		4.03	9/16/2029
Chief Marketing Officer	-		56,147	(10)	3.17	9/29/2030
Spencer Richardson	13,268	(11)	-		8.10	12/23/2028
Chief Executive Officer	9,907	(11)	-		11.60	1/30/2029
David Newman	23,176	(11)	-		8.10	12/23/2028
Chief Business Development Officer	9,907	(11)	-		11.60	1/30/2029

(1)	These options vest over three years, with one-sixth (1/6) of the options vesting every six months, commencing on the six-month anniversary of November 13, 2017.
(2)	These options vest over twelve months, with one-quarter (1/4) of the options vesting every three months, commencing on the three-month anniversary of November 13, 2017.
(3)	These options are 100% vested upon issuance on December 1, 2017.
(4)	These options vest over twelve months, with one-quarter (1/4) of the options vesting every three months, commencing on the three-month anniversary of November 13, 2018.
(5)	These options vest over three years, with one-sixth (1/6) of the options vesting every six months, commencing on the six-month anniversary of March 31, 2019.
(6)	These options vest over twelve months, with one-quarter (1/4) of the options vesting every three months, commencing on the three-month anniversary of November 13, 2018.
(7)	These options vest over three years, with one-third (1/3) of the options vesting on December 4, 2020, one-third (1/3) of the options vesting on December 4, 2021 and one-third (1/3) of the options vesting on December 4, 2022.
(8)	These options vest over three years, with one-sixth (1/6) of the options vesting every six months, commencing on the six-month anniversary of March 31, 2019.
(9)	These options vest over three years, with one-sixth (1/6) of the options vesting every six months, commencing on the six-month anniversary of September 30, 2019.
(10)	These options vest over three years, with one-third (1/3) of the options vesting on September 29, 2021 and one-twelfth (1/12) of the options vesting every three months thereafter.
(11)	These options vested fully at the effective time of the Merger on May 28, 2020.

Retirement Benefits

We do not currently have plans providing for the payment of retirement benefits to our officers or directors, other than as described under “Narrative Disclosure to Summary Compensation Table” above.

Change in Control Agreements

We do not currently have any change-of-control or severance agreements with any of our executive officers or directors, other than as described under “Narrative Disclosure to Summary Compensation Table” above. In the event of the termination of employment of the named executive officers, any and all unexercised stock options shall expire and no longer be exercisable after a specified time following the date of the termination, other than as described under “Narrative Disclosure to Summary Compensation Table” above.

DIRECTOR COMPENSATION

The following table sets forth summary information concerning the total compensation earned by the non-employee directors during the year ended December 31, 2020 for services to the Company. At the effective time of the Merger on May 28, 2020, David Newman, DropCar’s former Chief Business Development Officer and a former director of the Board, Spencer Richardson, DropCar’s former Chief Executive Officer and a former director of the Board, and Solomon Mayer, a former director of the Board, all tendered their resignations from their respective positions as officers and directors of DropCar.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All other compensation	Total ($)
Greg Schiffman	$71,324	$239,056	$-	$310,380
Joshua Silverman	175,506	388,474	-	563,980
Sebastian Giordano	88,898	246,540	-	335,438
Solomon Mayer (2)	62,164	-	-	62,164
Zvi Joseph	95,730	239,056	-	334,786
Mark Adams (3) (4)	25,040	-	-	25,040
George Devlin (3)	26,734	135,080	-	161,814
Wayne R. Walker (5)	1,694	-	-	1,694

(1)	Amounts reflect the full grant-date fair value of stock awards granted during the relevant fiscal year computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provided information regarding the assumptions used to calculate the value of all stock awards and option awards made to our executive officers in Note 11 to the audited consolidated financial statements for the year ended December 31, 2020.
(2)	Resigned following the effective time of the Merger on May 28, 2020.
(3)	Appointed following the effective time of the Merger on May 28, 2020.
(4)	Term expired November 9, 2020.
(5)	Elected November 9, 2020.

On July 30, 2019, the Board approved of certain modifications to director compensation. As consideration for services to the Board, the Chairman of the Board received (i) an annual cash retainer equal to $90,000 and, as compensation for the period from February 1, 2019 through January 31, 2020, a grant of shares of restricted stock in an amount equal to $60,000 and (ii) each non-Chairman member of the Board receives an annual cash retainer equal to $30,000 and, as compensation for the period from February 1, 2019 through January 31, 2020, a grant of shares of restricted stock in an amount equal to $50,000, each to be paid as determined by the Compensation Committee.

Due to the limited number of shares available for grant pursuant to the DropCar, Inc. Amended and Restated 2014 Equity Incentive Plan, the restricted stock grants referred to in the foregoing paragraph could not be granted in full in fiscal 2019. Mr. Schiffman received a grant of 6,330 shares of restricted stock, which represented half of the shares of common stock Mr. Schiffman was entitled to receive. The shares vested on the date of grant. None of the other non-employee directors received a grant of restricted stock.

In January 2020, the Board entered into letter agreements with each non-executive member of the Board to address the restricted stock grants. In lieu of such grants, DropCar and each non-employee director agreed that upon (i) a merger or consolidation with another entity where DropCar retains more than 50% of the outstanding voting securities of DropCar or (ii) the consummation of a change of control prior to November 14, 2020, each non-employee director will receive a transaction payment, payable in cash, shares of DropCar’s common stock or shares of a successor company’s common stock, at the discretion of DropCar (each, a “Transaction Payment”). Mr. Silverman would receive a Transaction Payment equal to $60,000, Mr. Schiffman would receive a Transaction Payment equal to $25,000 (which reflects that the other half of his $50,000 compensation was already paid in the form of a restricted stock grant) and all other non-employee directors would receive a Transaction Payment equal to $50,000. Pursuant to such agreements, DropCar granted the following shares prior to the Merger on May 28, 2020:

Name	Number of Shares
Joshua Silverman	9,756
Zvi Joseph	8,130
Sebastian Giordano	8,130
Solomon Mayer	8,130
Greg Schiffman	4,065

On September 29, 2020, the Board approved annual director compensation, which was prorated based on the number of days in such annual director compensation cycle beginning on May 28, 2020, the closing date of the Merger. The Board approved the following annual cash retainer fees for the members of the Board: (A) to each non-executive director, an annual cash retainer fee of $45,000; (B) to the chairman of the Board, an additional annual cash retainer fee of $80,000; (C) to the chair of each Board committee, additional cash compensation as follows: (x) $12,500 to the Audit Committee Chair, (y) $11,500 to the Compensation Committee Chair, and (z) $8,000 to the Nominating and Governance Committee Chair. Additionally, on September 29, 2020, the following Company directors were granted restricted stock, as shown in the following table:

Director	Awarded Shares	Vesting Schedule
Josh Silverman	5,668	See (1) below
Josh Silverman	116,879	See (2) below
Mark Adams	42,612	See (2) below
George Devlin	42,612	See (2) below
Sebastian Giordano	4,723	See (1) below
Sebastian Giordano	73,050	See (2) below
Zvi Joseph	2,362	See (1) below
Zvi Joseph	73,050	See (2) below
Greg Schiffman	2,362	See (1) below
Greg Schiffman	73,050	See (2) below

(1)	Fully vested on the grant date.
(2)	Fully vests on May 28, 2021, provided that the director has continuously provided services to the Company through that date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

	Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category:
Equity compensation plans approved by security holders: 2020 LTIP (Options and Restricted Stock)	1,959,787	$3.06	2,051,537
Equity compensation plans not approved by security holders: 2017 LTIP (Options) (2)	971,549	$2.83	—
Equity compensation plans approved by security holders: 2014 DropCar (Options)	61,440	$46.95	—
Other equity compensation plans not approved by security holders	—	—	—
Total	2,992,776		2,051,537

(1)	The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock awards since recipients of such awards are not required to pay an exercise price to receive shares subject to these awards.

(2)	Represents shares of common stock deliverable upon exercise of options under the 2017 LTIP adopted by AYRO Operating prior to the Merger.

AYRO, Inc. 2017 Long Term Incentive Plan (the “AYRO Operating Equity Plan”)

Pursuant to the Merger Agreement, effective as of the effective time of the Merger, we assumed the AYRO Operating Equity Plan, assuming all of AYRO Operating’s rights and obligations with respect to the options issued thereunder. Immediately thereafter, we terminated the AYRO Operating Equity Plan.

The AYRO Operating Equity Plan, effective as of January 1, 2017, allowed for the granting of a variety of equity-based awards to provide AYRO Operating with flexibility in attracting and retaining key employees, consultants, and nonemployee directors and to provide such persons with additional incentive opportunities designed to enhance AYRO Operating’s profitable growth. Consequently, the AYRO Operating Equity Plan primarily provided for the granting of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, other stock-based awards, or a combination of the foregoing.

Authorized Shares. At inception, a total of 125,000 shares of AYRO Operating common stock (without giving effect to the Exchange Ratio or the Reverse Split) that occurred immediately after the effective time of the Merger, were authorized for issuance under the AYRO Operating Equity Plan. The AYRO Operating Equity Plan was amended from time to time to increase the maximum number of shares authorized for issuance under the AYRO Operating Equity Plan. A total of 6,410,000 shares of common stock were authorized under the AYRO Operating Equity Plan, without giving effect to the Exchange Ratio or the Reverse Split that occurred immediately after the effective time of the Merger.

Plan Administration. As permitted by the terms of the AYRO Operating Equity Plan, the AYRO Operating board of directors delegated administration of the AYRO Operating Equity Plan to the compensation committee of AYRO Operating’s board of directors (the “AYRO Operating Committee”). As used herein with respect to the AYRO Operating Equity Plan, the term “AYRO Operating Committee” refers to any committee AYRO Operating’s board of directors may have appointed to administer the AYRO Operating Equity Plan as well as to the board of directors itself. Subject to the provisions of the AYRO Operating Equity Plan, the AYRO Operating Committee had the power to construe and interpret the AYRO Operating Equity Plan and awards granted under it and to determine the persons to whom and the dates on which awards would have been granted, the number of shares of common stock to be subject to each award, the time or times during the term of each award within which all or a portion of such award may have been exercised, the exercise price, the type of consideration to have been paid, and the other terms and provisions of each award, which need not have been identical. All decisions, determinations and interpretations by the AYRO Operating Committee regarding the AYRO Operating Equity Plan and any awards granted under it were final, binding and conclusive on all participants or other persons claiming rights under the AYRO Operating Equity Plan or any award.

Options. Options granted under the AYRO Operating Equity Plan may (i) either have been “incentive stock options” within the meaning of Section 422 of the Code, or “nonqualified stock options,” and (ii) became exercisable in cumulative increments (“vest”) as determined by the AYRO Operating Committee. Such increments may have been based on continued service to AYRO Operating over a certain period of time, the occurrence of certain performance milestones, or other criteria as determined by the Committee. Options granted under the AYRO Operating Equity Plan may have been subject to different vesting terms. The AYRO Operating Committee generally had the power to accelerate the time during which an option may have vested or have been exercised. Options may not have had an exercise price per share of less than 100% (110% in the case of a participant who owned more than 10% of the combined voting power of AYRO Operating or an affiliate (a “10% Stockholder”)) of the fair market value of a share of AYRO Operating common stock on the date of grant or a term longer than ten years (five years in the case of a 10% Stockholder). To the extent provided by the terms of an option, a participant may have satisfied any federal, state or local tax withholding obligation relating to the exercise of such option by a cash payment upon exercise, by authorizing AYRO Operating to withhold a portion of the stock otherwise issuable to the participant upon exercise, or by such other method as may be set forth in the option agreement or authorized by the AYRO Operating Committee. The treatment of options under the AYRO Operating Equity Plan upon a participant’s termination of employment with or service to AYRO Operating were set forth in the applicable award agreement, which typically provided that the options will terminate three months after a termination of employment or service. Incentive stock options are not transferable except by will or by the laws of descent and distribution, provided that a participant may designate a beneficiary who may exercise an option following the participant’s death. Non-qualified stock options are transferable to certain permitted transferees (as provided in the AYRO Operating Equity Plan) to the extent included in the option award agreement.

Restricted Stock and Restricted Stock Unit Awards. Subject to certain limitations, the AYRO Operating Committee was authorized to grant awards of restricted stock and restricted stock units, which were rights to receive shares of AYRO Operating common stock or cash, as determined by the AYRO Operating Committee and as set forth in the applicable award agreement, upon the settlement of the restricted stock units at the end of a specified time period. The AYRO Operating Committee may have imposed any restrictions or conditions upon the vesting of restricted stock or restricted stock unit awards, or that delay the settlement of a restricted stock unit award after it vests, that the AYRO Operating Committee deemed appropriate and in accordance with the requirements of Section 409A of the Code and the regulations and other authoritative guidance issued thereunder. Dividend equivalents may have been credited in respect of shares covered by a restricted stock or a restricted stock unit award, as determined by the AYRO Operating Committee. At the discretion of the AYRO Operating Committee, such dividend equivalents may have been converted into additional shares covered by restricted stock or restricted stock units, as applicable. If a restricted stock or restricted stock unit award recipient’s employment or service relationship with AYRO Operating terminated, any unvested portion of the restricted stock or restricted stock unit award would be forfeited, unless the participant’s award agreement provided otherwise. Restricted stock and restricted stock unit awards are generally not transferable except (i) by will or by the laws of descent and distribution or (ii) to certain permitted transferee, to the extent provided in the award agreement.

Other Awards. Other awards permitted under the AYRO Operating Equity Plan included stock appreciation rights, bonus stock, dividend equivalents, and other stock-based awards that were denominated or payable in, valued in whole or in part by reference to or otherwise based on or related to AYRO Operating common stock.

Certain Adjustments; Change in Control. In connection with any reorganization, recapitalization, reincorporation, reclassification, stock dividend, dividend in property other than cash, stock split, liquidating dividend, combination of shares, exchange of shares, or other change in AYRO Operating’s capital structure, the AYRO Operating Committee would have appropriately adjusted the type(s), class(es) and number of shares of common stock subject to the AYRO Operating Equity Plan (and the other share limits contained therein), and any outstanding awards would also be appropriately adjusted as to the type(s), class(es), number of shares and exercise price per share of common stock subject to such awards.

In the event of a “Change in Control” (as defined in the AYRO Operating Equity Plan), the AYRO Operating Committee would have approved, without the consent or approval of any participant, one or more of the following alternatives with respect to outstanding awards under the AYRO Operating Equity Plan: (i) accelerate the time at which outstanding awards may be exercised, whether in full or in part, or for a limited period of time on or before a specified date after which date all unexercised awards and all rights of holders thereunder shall terminate; (ii) require the surrender of some or all of a participant’s outstanding awards, upon which such awards shall be cancelled and the participant shall receive an amount in cash equal to the positive difference, if any, between the underlying stock’s then current fair market value over the award’s exercise or purchase price, as applicable; or (iii) make such adjustments to outstanding awards as the AYRO Operating Committee deemed appropriate to reflect such Change in Control. Any determination of the AYRO Operating Committee with regard to any outstanding awards under the AYRO Operating Equity Plan in connection with a Change in Control would be final, binding and conclusive.

Amendment, Termination. AYRO Operating’s board of directors may have amended, altered, suspended, discontinued, or terminated the AYRO Operating Equity Plan, provided that no such amendment would have adversely affected the rights of any participant without the participant’s consent.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 28, 2021 by:

●	each person known by us to beneficially own more than 5.0% of our common stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address, unless otherwise specified in the notes below, is c/o AYRO, Inc., 900 E. Old Settlers Boulevard, Suite 100, Round Rock, Texas 78664. As of April 28, 2021, we had 35,228,048 shares of common stock outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage Beneficially Owned (1)
Beneficial Owners of 5% or More of Our Common Stock
Alpha Capital Anstalt (2)	3,497,363	9.99%
Invesco Ltd. (3)	4,942,299	14.03%
Richard Abbe (4)	2,957,574	8.10%
Named Executive Officers and Directors
George Devlin (5)	53,520	*%
Sebastian Giordano (6)	90,626	*%
Brian Groh (7)	18,179	*%
Zvi Joseph (8)	79,478	*%
Rodney C. Keller, Jr. (9)	1,197,066	3.40%
David Newman (10)	12,500	*%
Richard Perley (11)	52,264	*%
Spencer Richardson (12)	12,500	*%
Joshua Silverman (13)	122,547	*%
Greg Schiffman (14)	81,840	*%
Curt Smith (15)	118,162	*%
Wayne R. Walker	—	*%
All Current Executive Officers and Directors as a Group	1,813,682	5.15%

*	represents ownership of less than 1%.

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of April 28, 2021. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	Based on a Schedule 13G filed on February 16, 2021 by Alpha Capital Anstalt. The address of Alpha Capital Anstalt is Lettstrasse 32, FL-9490 Vaduz, Furstentums, Liechtenstein. Alpha Capital Anstalt is the beneficial owner of 3,497,363 shares of our common stock, including shares of our common stock underlying warrants that are currently exercisable. Nicola Feuerstein, Director of Alpha Capital Anstalt, has sole voting and dispositive power over such shares of our common stock. Alpha Capital Anstalt owns securities that would be exercisable for additional shares of our common stock, except for a contractual limitation that restricts Alpha Capital Anstalt’s ability to exercise such securities if such exercise would result in Alpha Capital Anstalt (including its affiliates) owning more than 9.99% of the currently outstanding number of shares of our common stock. Thus, the number of shares of our common stock beneficially owned by Alpha Capital Anstalt as of February 16, 2021 was 3,497,363, which represents 9.99% beneficial ownership of the 35,008,638 shares of our common stock that were outstanding as of February 16, 2021.
(3)	Based on a Schedule 13G filed on April 12, 2021 by Invesco Ltd. The address of Invesco Ltd. is 1555 Peachtree Street NE, Suite 1800, Atlanta, GA 30309. Invesco Ltd. is the beneficial owner of 4,942,299 shares of our common stock.
(4)	Based on a Schedule 13G jointly filed on February 3, 2021 by Richard Abbe, Kimberly Page and Iroquois Capital Management L.L.C. Represents (i) 1,125,000 shares of our common stock, currently exercisable warrants to purchase 723,578 shares of our common stock and preferred stock convertible into 963 shares of our common stock held by Iroquois Capital Investment Group LLC (“ICIG”) and (ii) 541,667 shares of our common stock, currently exercisable warrants to purchase 564,498 shares of our common stock and preferred stock convertible into 1,868 shares of our common stock held by Iroquois Master Fund Ltd. (“Iroquois Master Fund”). Mr. Abbe exercises sole voting and dispositive power over the shares held by ICIG and shares voting and dispositive power over the shares held by Iroquois Master Fund with Ms. Page. As such, Mr. Abbe may be deemed to be the beneficial owner of all shares of common stock held by and underlying the warrants (subject to certain beneficial ownership blockers) and shares of preferred stock held by ICIG and Iroquois Master Fund. The address of each of Mr. Abbe, ICIG and Iroquois Master Fund is 125 Park Avenue, 25th Floor, New York, NY 10017.
(5)	Mr. Devlin’s total includes 53,520 shares of common stock.
(6)	Mr. Giordano’s total includes 90,626 shares of common stock.
(7)	Mr. Groh’s total includes options to purchase 18,179 shares of common stock that are exercisable within 60 days of April 28, 2021.
(8)	Mr. Joseph’s total includes 79,478 shares of common stock.
(9)	Mr. Keller’s total includes 651,250 shares of common stock and options to purchase 545,816 shares of common stock that are exercisable within 60 days of April 28, 2021.
(10)	Mr. Newman’s total includes 12,500 shares of common stock. Mr. Newman served as Chief Business Development Officer of DropCar until his resignation at the effective time of the Merger on May 28, 2020.
(11)	Mr. Perley’s total includes options to purchase 18,179 shares of common stock that are exercisable within 60 days of April 28, 2021.
(12)	Mr. Richardson’s total includes 12,500 shares of common stock. Mr. Richardson served as Chief Executive Officer of DropCar until his resignation at the effective time of the Merger on May 28, 2020.
(13)	Mr. Silverman’s total includes 122,547 shares of common stock.
(14)	Mr. Schiffman’s total includes 81,840 shares of common stock.
(15)	Mr. Smith’s total includes options to purchase 118,162 shares of common stock that are exercisable within 60 days of April 28, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with related persons are governed by our Corporate Code of Conduct and Ethics and Whistleblower Policy, which applies to all of our associates, as well as each of our directors and certain persons performing services for us. This code covers a wide range of potential activities, including, among others, conflicts of interest, self-dealing and related party transactions. Waiver of the policies set forth in this code will only be permitted when circumstances warrant. Such waivers for directors and executive officers, or that provide a benefit to a director or executive officer, may be made only by our Board, as a whole, or the Audit Committee and must be promptly disclosed as required by applicable law or regulation. Absent such a review and approval process in conformity with the applicable guidelines relating to the particular transaction under consideration, such arrangements are not permitted. All related party transactions for which disclosure is required to be provided herein were approved in accordance with our Corporate Code of Conduct and Ethics and Whistleblower Policy.

Related Party Transactions

Asset Sale

On December 19, 2019, DropCar and DropCar Operating entered into the Asset Purchase Agreement with DC Partners, Spencer Richardson and David Newman. DC Partners was a New York limited liability company managed by Spencer Richardson and David Newman. The Asset Purchase Agreement provided that DC Partners would purchase from DropCar Operating substantially all of the assets and certain specified liabilities of the DropCar business prior to the Merger, for a purchase price consisting of (i) the cancellation of any liabilities pursuant to the employment agreements by and between DropCar Operating and each of Mr. Richardson and Mr. Newman, respectively (except as otherwise set forth in (x) a Termination and Release Agreement to be entered into between DropCar and each of Mr. Richardson and Mr. Newman and/or (y) Section 3(h) of the employment agreements, which relates to indemnification with respect to services as a director of DropCar) and (ii) the assumption of all liabilities or obligations of DropCar (x) relating to or arising out of workers’ compensation claims of any employee which relate to events occurring prior to the closing of the Asset Sale Transaction and (y) arising under or relating to the assigned contracts pursuant to the Asset Purchase Agreement. On May 28, 2020, the parties to the Asset Purchase Agreement entered into Amendment No. 1 to the Asset Purchase Agreement (the “Asset Purchase Agreement Amendment”), which Asset Purchase Agreement Amendment (i) provided for the inclusion of up to $30,000 in refunds associated with certain insurance premiums as assets being purchased by DC Partners, (ii) amended the covenant associated with the funding of the DropCar business, such that we provided the DropCar business with additional funding of $175,000 at the closing of the transactions contemplated by the Asset Purchase Agreement and (iii) provided for a current employee of DropCar being transferred to DC Partners to provide transition services for a period of three months after the closing of the transactions contemplated by the Asset Purchase Agreement. The Asset Purchase Agreement closed on May 28, 2020, immediately following the consummation of the Merger.

AYRO Operating Related Party Transactions

Royalty Agreement

On March 1, 2017, AYRO Operating entered into the Outsourced CVO Services Agreement with Sustainability Initiatives, LLC (“SI”) that is controlled by Mr. Okonsky, a founder of AYRO Operating, and Mr. Adams, a founding board member, in its effort to accelerate the start-up of AYRO Operating’s operations. In return for acceleration assistance and SI providing services of the Chief Visionary Officer role, pursuant to the agreement, AYRO Operating paid a monthly retainer of $6,000 per month. On a quarterly basis, AYRO Operating also remitted to SI a royalty of a percentage (see table below) of its revenues less the retainer amounts for the measurement quarter paid. In connection with this agreement, AYRO Operating granted 95,438 options to purchase shares of AYRO Operating common stock at an exercise price of $2.446 per share under the AYRO Operating Equity Plan, which was subsequently cancelled in December 2019.

Royalty Percentage
Revenues
$0 - $25,000,000	3.0%
$25,000,000 - $50,000,000	2.0%
$50,000,000 - $100,000,000	1.0%
Over $100,000,001	0.5%

SI was also granted a right to nominate up to two members of AYRO Operating’s board of directors.

In addition, on April 1, 2017, AYRO Operating and SI entered into a fee-for-service agreement, pursuant to which SI agreed to provide accounting and financial, graphics and marketing services to AYRO Operating, based on the market-standard hourly rates as set forth in the agreement.

Effective as of January 1, 2019, AYRO Operating agreed to an amendment to the Outsourced CVO Services Agreement to reduce the royalty percentage to a flat 0.5% for all revenue levels. In connection to this amendment, AYRO Operating granted each of Mr. Okonsky and Mr. Adams an additional 190,876 options to purchase $3.48 per share, pursuant to the AYRO Operating Equity Plan, which options were fully vested as of September 30, 2019 and subsequently cancelled in December 2019.

Effective as of October 14, 2019, AYRO Operating and SI terminated the Outsourced CVO Services Agreement, and as consideration for SI to terminate the agreement, AYRO Operating issued 231,778 shares of AYRO Operating common stock to SI (or its designees).

In December 2019, AYRO Operating, SI, Christian Okonsky and Mark Adams agreed to cancel (i) the options to purchase 95,438 shares of AYRO Operating common stock previously granted to SI in March 2017 and (ii) the options to purchase an aggregate of 381,752 shares of AYRO Operating common stock previously granted to Mr. Okonsky and Mr. Adams in connection with the amendment to the Outsourced CVO Services Agreement to reduce the royalty percentages, in exchange for 434,529 shares of AYRO Operating common stock.

For the years ended 2017, 2018, and 2019 prior to termination, AYRO Operating paid SI $60,000, $187,494 and $60,000, respectively, pursuant to the Outsourced CVO Services Agreement, and $123,538, $36,694 and $1,275, respectively, pursuant to the fee-for service agreement for accounting and financial, graphics and marketing services.

Consulting Agreement

On January 15, 2019, AYRO Operating entered into a fee-for-service-based agreement with Sustainability Consultants, LLC (“SCLLC”), an entity that is controlled by Mr. Adams, John Constantine and Will Steakley, who were principal stockholders of AYRO Operating, in an effort to support the strategic direction of AYRO Operating. The duties of SCLLC include (a) participating in strategic advisory conference calls with management; (b) making introductions to interested parties of strategic value; (c) advising AYRO Operating on capital structure; and (d) acting as ambassadors to promote AYRO Operating within the Central Texas community. In 2019, SCLLC received five-year warrants to purchase an aggregate of 177,924 shares of AYRO Operating common stock at a $7.33 exercise price and 67,488 shares of the AYRO Operating common stock in connection with the services rendered.

Loan from SI

In January 2019, AYRO Operating received $50,000 in a short-term loan from SI. The short-term loan did not bear any interest. The amount was repaid in March 2019.

Adams Note, Amendment, Lock-Up Agreement and Guarantee

On October 14, 2019, Mr. Adams, a current member of the Board, was issued a secured promissory note in the aggregate principal amount of $500,000, in exchange for funding $100,000 to AYRO Operating on or before October 15, 2019, and $400,000 on or before October 24, 2019. The note was secured by a first lien security interest in all of the assets of AYRO Operating and accrued interest at 14% per annum, until the promissory note was repaid. The note was to mature on the earlier of March 12, 2020, or the date that is three business days following the closing of a reverse merger transaction involving AYRO Operating.

On December 13, 2019, AYRO Operating and Mr. Adams entered into an amendment to the promissory note, extending the maturity date of the note to April 30, 2021. As consideration, AYRO Operating issued 136,340 shares of common stock to Mr. Adams. Such shares are subject to a six-month lock-up period.

AYRO has not paid any principal on the promissory note, but has paid all accrued interest timely as per the terms of the note. As of September 30, 2020, the aggregate principal amount of $500,000 and accrued interest was fully paid.

In April 2020, AYRO Operating issued a secured promissory note in the aggregate amount of $600,000 to an investor of AYRO Operating, pursuant to which Mark Adams entered into a personal guaranty for up to $300,000 of amounts owing under such secured loan, and, in connection therewith, AYRO Operating agreed to grant to each of the investor and Mark Adams a number of shares of AYRO Operating common stock that will convert into two percent (2%) of the aggregate issued and outstanding shares of DropCar immediately post-Merger. The entire principal balance of the loan plus accrued interest was paid off upon closing of the Merger.

Cenntro Agreement

In April 2017, AYRO Operating entered into a Manufacturing Licensing Agreement with Cenntro, that provides for its four-wheel sub-assemblies to be licensed and sold to AYRO Operating for final manufacturing and sale in the United States.

Supply Chain Agreements

In 2017, AYRO Operating executed a supply chain contract with Cenntro Automotive Group (“Cenntro”), our primary supplier, a manufacturer located in the People’s Republic of China. Through our partnership with Cenntro, Cenntro acquired 19% of AYRO Operating’s common stock in 2017. As of December 31, 2020, Cenntro beneficially owned approximately 4.38% of our common stock. Currently, we purchase 100% of our vehicle chassis, cabs and wheels through this supply chain relationship with Cenntro. We must sell a minimum number of units in order to maintain our exclusive supply chain contract. We were in default of the original exclusive term of the contract; however, in 2019 and 2020, the contract was amended to remove the default clause. In December 2019, Cenntro agreed to convert $1.10 million of trade accounts payable due from us to 299,948 shares of AYRO Operating’s Seed Preferred Stock. The parties also agreed that any accrued interest on the trades payable as a result of this conversion would be forgiven, which resulted in a recapture of interest expense in the amount of $0.17 million in the year ended December 31, 2019. As of December 31, 2020 and 2019, the amounts outstanding to Cenntro as a component of accounts payable were $0.05 million and $0.08 million, respectively. Under a memorandum of understanding signed between us and Cenntro on March 22, 2020, upon availability of the 411x product, we agreed to purchase 300 units within the twelve months following the signing of the memorandum of understanding, and 500 units and 800 units in each of the following respective twelve-month periods. On July 9, 2020, in exchange for certain percentage discounts for raw materials, we made a $1.2 million prepayment for inventory. As of December 31, 2020 and 2019, the prepayment deposits were $0.98 million and $0.05 million.

Adams Loan

In October 2019, we borrowed $0.50 million under a bridge loan from Mark Adams, a founding board member. As an inducement for the bridge loan, we granted Mr. Adams 143,975 shares of common stock and in December 2019, we granted an additional 136,340 shares of common stock to Mr. Adams as consideration for extending the term date of the loan to April 30, 2021. In September 2020, the loan principal and accrued interest were paid in full.

Director Independence

We are currently listed on the NASDAQ Capital Market and therefore rely on the definition of independence set forth in the NASDAQ Listing Rules (“NASDAQ Rules”). Under the NASDAQ Rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Based upon information requested from and provided by each director and director nominee concerning his background, employment, and affiliations, including family relationships, we have determined that our current directors Messrs. Silverman, Schiffman, Joseph, Devlin and Walker have no material relationship with us that would interfere with the exercise of independent judgment and are “independent directors” as that term is defined in the NASDAQ Listing Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Registered Public Accounting Firm

The following table presents fees for professional audit services rendered by Friedman LLP for the audit of our annual financial statements for the year ended December 31, 2020 and 2019 and fees billed for other services rendered by Friedman LLP and other professional accounting firms during those periods. The percentage of services set forth above in the category audit related fees that were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) (relating to the approval of a de minimis amount of non-audit services after the fact but before completion of the audit), was 100%.

	2020	2019
Audit Fees:(1)	$226,229	$460,368
Audit-Related Fees:(2)	253,269	2,800
Tax Fees:(3)	5,800	-
All Other Fees:(4)		-
Total	$485,298	$463,168

(1)	Audit Fees include fees for services rendered for the audit of our annual financial statements, the review of financial statements included in our Quarterly Reports on Form 10-Q, assistance with and review of documents filed with the SEC and consents and other services normally provided in connection with regulatory filings. In 2020, $226,229 was billed for audit fees, of which $148,110 was billed by Friedman LLP in connection with 2020 10-K and the remainder was billed by Friedman LLP in connection with Forms 10-Q for the second and third quarters of 2020. In 2019, $460,368 was billed for audit fees, of which $320,368 was billed by EisnerAmper LLP in connection with regulatory filings and the remainder was billed by Friedman LLP in connection with regulatory filings.
(2)	Audit-Related Fees principally include fees incurred for due diligence in connection with potential transactions and accounting consultations.
(3)	Tax Fees would include fees for services rendered for tax compliance, tax advice, and tax planning. There were no tax fees incurred with Friedman LLP in 2020 or 2019.
(4)	All Other Fees would include fees that do not constitute Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policies and Procedures5

Under the Audit Committee’s pre-approval policies and procedures, the Audit Committee is required to pre-approve the audit and non-audit services performed by our independent registered public accounting firms. On an annual basis, the Audit Committee pre-approves a list of services that may be provided by the independent registered public accounting firms without obtaining specific pre-approval from the Audit Committee.

The Audit Committee has delegated pre-approval authority to the Audit Committee chairman and any pre-approved actions by the Audit Committee chairman as designee are reported to the Audit Committee for approval at its next scheduled meeting.

All of the services rendered by Friedman LLP in 2020 and 2019 were pre-approved by the Audit Committee.

5 NTD: Curt to please update.

PART IV

ITEM 15. EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES.

(a) The following exhibits are filed as part of this Amendment No. 1 to Annual Report on Form 10-K:

Exhibit No.	Description

31.3*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AYRO, INC.

Dated: April 30, 2021	By:	/s/ Rodney C. Keller, Jr.
Rodney C. Keller, Jr,
President, Chief Executive Officer, and Director
(Principal Executive Officer)

